Form 10-K
period 2013-06-28
HARRIS CORP /DE/
filed 2013-08-26
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 28, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $5,437,375,767 (based upon the quoted closing sale price per share of the stock on the New York Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (December 28, 2012). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of December 28, 2012 are affiliates.

The number of shares outstanding of the registrant’s common stock as of August 23, 2013 was 106,935,615.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders scheduled to be held on October 25, 2013, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 28, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 28, 2013

Exhibits

This Annual Report on Form 10-K contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. Bluetooth® is a registered trademark of Bluetooth SIG, Inc. All other trademarks are the property of their respective owners.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”), including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the potential level of share repurchases or dividends; the value of our contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Factors that might cause our results to differ materially from those expressed in or implied by these forward-looking statements, from our current expectations or projections or from our historical results include, but are not limited to, those discussed in “Item 1A. Risk Factors” of this Report. All forward-looking statements are qualified by, and should be read in conjunction with, those risk factors. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made as of the date of filing of this Report, and we undertake no obligation, other than imposed by law, to update or revise any forward-looking statements, whether as a result of new information, future events or developments or otherwise, after the date of filing of this Report or, in the case of any document incorporated by reference, the date of that document, and disclaim any intention or obligation to do so.

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

Harris Corporation was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890s. Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and our telephone number is (321) 727-9100. Our common stock is listed on the New York Stock Exchange under the symbol “HRS.” On June 28, 2013, we had approximately 14,000 employees. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “Harris” as used in this Report refer to Harris Corporation and its subsidiaries.

General

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our operations in the following three business segments:

•	Our RF Communications segment, serving (i) U.S. Department of Defense and International Tactical Communications and (ii) Public Safety and Professional Communications markets;
•

Our Integrated Network Solutions segment, serving (i) IT Services, (ii) Managed Satellite and Terrestrial Communications Solutions (which we sometimes refer to as “Harris CapRock Communications”) and (iii) Healthcare Solutions markets; and

•	Our Government Communications Systems segment, serving (i) Civil, (ii) National Intelligence and (iii) Defense markets.

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our cyber integrated solutions operation (“CIS”), which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest our broadcast communications operation (“Broadcast Communications”), that provided digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Annual Report on Form 10-K for fiscal 2012 (our “Fiscal 2012 Form 10-K”). On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC pursuant to a definitive Asset Sale Agreement entered into December 5, 2012. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. Our historical financial results for periods prior to fiscal 2012 presented in this Report, except for disclosures related to our cash flows, have been restated to account for CIS and Broadcast Communications as discontinued operations. For additional information regarding discontinued operations, see Note 3: Discontinued Operations in the Notes to Consolidated Financial Statements in this Report (the “Notes”). Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.

Financial information with respect to all of our other activities, including corporate costs not allocated to our business segments or discontinued operations, is reported as part of the “Unallocated corporate expense” or “Non-operating income (loss)” line items in our Consolidated Financial Statements and accompanying Notes.

Subsequent Event — Share Repurchase Program

On August 23, 2013, our Board of Directors approved a new $1 billion share repurchase program (our “New Repurchase Program”) and increased the quarterly cash dividend rate on our common stock from $.37 per share to $.42 per share. Our New Repurchase Program is in addition to our prior share repurchase program approved in 2011 (our “2011 Repurchase Program”), which has a remaining, unused authorization of approximately $62 million as of August 23, 2013 (approximately $133 million at June 28, 2013) and does not have a stated expiration date. Our New Repurchase Program also does not have a stated expiration date. Our repurchase programs have resulted, and are expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

Financial Information About Our Business Segments

Financial information with respect to our business segments, including revenue, operating income or loss and total assets, and with respect to our operations outside the United States, is contained in Note 24: Business Segments in the Notes and is incorporated herein by reference.

Description of Business by Segment

RF Communications

RF Communications is a global supplier of secure tactical radio communications and embedded high-grade encryption solutions for military, government and commercial customers and also of secure communications systems and equipment for public safety, utility and transportation customers. RF Communications serves (i) U.S. Department of Defense and International Tactical Communications and (ii) Public Safety and Professional Communications markets.

U.S. Department of Defense and International Tactical Communications Market:    We design, develop and manufacture a comprehensive line of secure radio communications products and systems for manpack, handheld, vehicular, strategic fixed-site and shipboard installations that span the communications architecture from High Capacity Line of Site, backbone radios to small Soldier Personal Radios (“SPRs”) and tablet computers. The radios operate in various radio frequency bands, including high-frequency (“HF”), very high-frequency (“VHF”), ultra high-frequency (“UHF”) and L-band, with higher frequencies supported for some of our network backbone products. Our radio systems are highly flexible, interoperable and capable of supporting diverse mission requirements. Our Falcon® families of tactical radios are built on software-defined radio platforms that are reprogrammable to add features or software upgrades. Our Falcon radios also have the highest grade embedded encryption and provide highly mobile, secure and reliable network communications capability without relying on a fixed infrastructure. This capability allows warfighters, for example, to remain connected with each other and their command structures and support organizations. It also provides them the ability to communicate information and maintain situational awareness of both friendly and opposing forces, which are critical to both the safety and success of their missions.

Unlike many of our competitors operating on a government-funded programs-driven business model, we operate in this market on a “commercial” customer-driven business model. This means that we anticipate market needs, invest our internal research and development resources, build to our internal forecast and provide ready-to-ship, commercial, off-the-shelf (“COTS”) products to customers, enabling us to bring products to market faster and adapt to changing customer requirements.

Our Falcon III® family of radios is the next generation of multiband, multi-mission tactical radios supporting the U.S. military’s Joint Tactical Radio System (“JTRS”) requirements as well as network-centric operations worldwide. Our Falcon III radios address the full range of current mission and interoperability requirements and are fully upgradeable to address changing technical standards and mission requirements of the future. Advances in our Falcon III radios include the support of wideband networking waveforms, extended frequency range and significant reductions in weight and size compared with previous generations. Our Falcon III radios are used in a wide variety of ground, vehicular and airborne applications.

Our Falcon III multiband manpack radio, the AN/PRC-117G (“117G”), was the first JTRS Software Communications Architecture-certified and National Security Agency (“NSA”) Type-1 certified manpack radio system providing wideband networking capability, enabling the transition to a networked battlefield communications environment and high-bandwidth application and giving warfighters and field commanders critical real-time information, including intelligence, surveillance and reconnaissance (“ISR”). Our wideband networking radios provide enhanced situational awareness of the battlefield by connecting warfighters to the tactical internet, enabling applications such as streaming video, simultaneous voice and data feeds, collaborative chat and connectivity to secure networks. Our 117G is Type-1 certified for narrowband communications, as well as for wideband communications using our Harris-developed Adaptive Networking Wideband Waveform (“ANW2”) for high bandwidth data operation and the JTRS Soldier Radio Waveform (“SRW”). Our 2-channel vehicular radio system, the AN/VRC-114 (“114”), is based on our 117G and is our proposed solution for the U.S. Army’s Mid-Tier Networking Vehicular Radio (“MNVR”) program. We successfully deployed our 114 at recent U.S. Army Network Integration Evaluation (“NIE”) field exercises and exceeded all performance requirements. We also have successfully completed U.S. Government tests of our 114 using the U.S. Department of Defense (“DoD”)-developed Wideband Networking Waveform (“WNW”) over L-band.

Our Falcon III multiband handheld radio, the AN/PRC-152 (“152”), is the world’s most widely fielded JTRS-approved software-defined handheld radio and was our first Falcon III radio to be fielded. Our 152 offers users a wide range of capabilities, such as legacy Single Channel Ground and Airborne System interoperability; UHF ground-to-ground line-of-sight communications; close-air support; tactical satellite communications (“SATCOM”); and the Association of Public Safety Communications Officials — International (“APCO”) P25 waveform to provide direct communications with first responders. Our 152 also serves as the handheld-based transceiver of our Falcon III AN/VRC-110, a high-performance, multiband vehicular system that offers the added feature of easy vehicle dismount — a “grab-and-go” feature that delivers continuous communications when removed from the vehicle, an important capability in urban environments.

Our AN/PRC-152A (“152A”) builds on our 152 by adding wideband, networked communications capability, supporting both our ANW2 for high bandwidth data operation and the SRW. This is the first radio of its kind to support both a full range of narrowband legacy waveforms and wideband networking waveforms in a handheld platform. Our 152A recently received JTRS-certification, making it our second Falcon III wideband radio to receive this important designation. Both our handheld and vehicular versions have been integral to the U.S. Army’s NIE field exercises.

Our cryptographic solutions encompass NSA-certified products and systems that range from single integrated circuits to major communications systems. These solutions include our Sierra® and Citadel® embedded encryption solutions, KGV-72 blue force tracking programmable encryption devices and our KIK-11 Tactical Key Loader.

We believe the U.S. market is transitioning from operational tempo to a modernization cycle driven by wideband technology, and our radio systems have been widely deployed throughout all branches of the DoD. Demand in international markets is being driven not only by the transition to wideband but also by the need for network system solutions. Our extensive line of radios is designed to operate and interface well together and support a variety of tactical requirements, which we believe gives us a competitive advantage in international markets that require fully integrated solutions for command, control and communications. Our tactical radios have been sold to more than 100 countries through our international distribution channels consisting of regional sales offices and a broad dealer network. Our Falcon radios are standardized in many countries.

Examples of significant awards for us in fiscal 2013 included the following:

•

A 5-year, $297 million Indefinite Delivery Indefinite Quantity (“IDIQ”) follow-on contract from the U.S. Department of the Navy for a broad portfolio of radio solutions to support modernization and standardization on our Falcon III radios;

•

A 2-year, $397 million Consolidated Single-Channel Handheld Radio (“CSCHR”) follow-on IDIQ contract to provide the DoD with Falcon III handheld radios that supply interoperable voice and wideband data communications, with two 1-year options that increase the potential value of the contract to $712 million;

•

A $500 million increase in the ceiling value of our 2011 IDIQ contract with the U.S. Army Communications-Electronics Command (“CECOM”), which supports international sales of military and land mobile radio systems under the U.S. Government’s Foreign Military Sales program;

•	A $79 million order from a country in the Middle East for an integrated command, control and communications system utilizing wideband tactical radios and 4G tactical cellular capabilities;
•

$61 million in orders from the Republic of Poland for ANW2-equipped wideband 117G and 152A radios to provide its armed forces with secure wideband combat net radio, tactical satellite and ground-to-air communications, as part of its tactical radio modernization to better communicate with coalition partners; and

•

$39 million in orders from several customers in Brazil, including for an end-to-end tactical communications system consisting of a broad range of Falcon III radios and accessories to enable secure real-time voice, situational awareness and video surveillance communications for SISFRON, the integrated border monitoring system the Brazilian Army is developing across Brazil’s western border.

Public Safety and Professional Communications Market:    We supply assured communications® systems and equipment for public safety, Federal, utility, commercial and transportation organizations, with products ranging from complete end-to-end wireless network infrastructure solutions, including advanced Internet Protocol (“IP”) voice and data networks, that support multiple platforms and provide interoperability among disparate systems, to portable and mobile single-band and multiband, multimode radios, to public safety-grade broadband voice, video and data solutions. We have more than 80 years of experience in this market and support over 500 systems around the world.

We design, build, distribute, maintain and supply wireless communications systems. Our Voice, Interoperability, Data and Access (“VIDA”) network platform is a unified IP-based voice and data communications system that provides network-level interoperable communications among public safety agencies by supporting a full line of communications systems, including OpenSky®, NetworkFirst, P25IP, Enhanced Digital Access Communication System (“EDACS”) and the next-generation 4G Long Term Evolution (“LTE”) communications standard for wireless broadband for first responders. Our VIDA® network solutions currently serve as the backbone in some of the largest and most advanced statewide and regional communications networks in North America.

We also offer a full range of single-band land mobile radio terminals, as well as our UnityTM family of multiband radios, including a handheld radio and a full-spectrum mobile radio for vehicles. Our Unity multiband radios cover all public safety frequency bands in a single radio; operate on APCO P25 conventional and trunked systems; are backwards compatible with analog FM systems; and include advanced capabilities, such as an internal Global Positioning System (“GPS”) receiver for situational awareness, internal secure Bluetooth® wireless technology, and background noise suppression features. They also include true software-defined radio architecture that allows flexibility for future growth, including a software-only upgrade to APCO P25 Phase 2, the next-generation emerging standard for mission-critical communications. Our Unity radios’ multiband, multi-mode capabilities enable a single radio to communicate with multiple organizations, jurisdictions and agencies operating on different frequencies and systems, providing a significant improvement over most current radio systems for U.S. public safety, which are not interoperable and thus require users to carry multiple radios or route transmissions through ad-hoc network bridges, often configured at the time of an emergency, and resulting in instances where agencies responding to a common incident cannot talk to each other.

Other examples of our Public Safety and Professional Communications solutions and services include the following:

•	We are designing and building the Alberta First Responders Radio Communications System that will provide public safety communications within the 256,000 square-mile Province of Alberta, Canada;
•

We are deploying a communications network for the San Francisco Municipal Transportation Authority to increase operational efficiencies, improve safety and provide interoperability with public safety agencies;

•	We provided 700 MHz band LTE pilot programs to multiple U.S. cities, enabling them to share streaming video, voice and mapping;
•

We are deploying a P25 simulcast radio system for the Regional Municipality of Durham, Ontario that will provide interoperability with adjacent municipalities and utility partners and can be adapted to support LTE networks; and

•	We are deploying a P25 system for the U.S. Marine Corps Installations East region that also will provide interoperability with civilian agencies.

Revenue, Operating Income and Backlog:    Revenue for the RF Communications segment decreased 13.8 percent to $1,849 million in fiscal 2013 compared with $2,144 million in fiscal 2012, and was $2,289 million in fiscal 2011. Segment operating income decreased 18.0 percent to $576.9 million in fiscal 2013 compared with $703.7 million in fiscal 2012, and was $787.0 million in fiscal 2011. The percentage of our revenue contributed by this segment was 36 percent in fiscal 2013 compared with 39 percent in fiscal 2012 and 42 percent in fiscal 2011. The percentage of this segment’s revenue that was derived outside of the U.S. was approximately 44 percent in fiscal 2013 compared with approximately 40 percent in fiscal 2012 and 31 percent in fiscal 2011. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors was approximately 43 percent in fiscal 2013 compared with approximately 46 percent in fiscal 2012 and 63 percent in fiscal 2011. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

In general, this segment’s domestic products are sold and serviced directly to customers through its sales organization and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. For a general description of our international business, see “Item 1. Business — International Business” of this Report.

The funded backlog for this segment was $1,341 million at the end of fiscal 2013 compared with $1,300 million at the end of fiscal 2012 and $1,503 million at the end of fiscal 2011. We expect to fill approximately 60 percent of this funded backlog during fiscal 2014, but we can give no assurance of such fulfillment. Additional information regarding funded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Integrated Network Solutions

Integrated Network Solutions provides integrated communications and information technology (“IT”) and services, including a variety of trusted networking capabilities, to support government, energy, maritime and healthcare customers. Integrated Network Solutions serves (i) IT Services, (ii) Managed Satellite and Terrestrial Communications Solutions and (iii) Healthcare Solutions markets.

IT Services Market:    We are a leading systems and network integrator and prime contractor providing mission-critical end-to-end IT services for defense, intelligence, homeland security and civilian government customers. We have positions as a prime contractor on many key IDIQ contract vehicles related to IT services. We deliver scalable, flexible, secure solutions that achieve objectives and advance mission readiness.

Our IT services platform is standards- and process-driven and follows strict methodologies, and we have attained high-level, specialized IT services registrations and ratings. We invest in the expertise of our employees to ensure they remain current with evolving technologies and to promote optimal service delivery. In addition, we and our personnel have a mix of security clearances that enable us to support our broad customer base. Our IT services solutions are built around a firm fixed-price, performance-based contract portfolio, providing the ability to leverage our workforce across multiple engagements to adapt quickly to specific customer requirements. In the U.S., our operational footprint offers a physical presence in all 50 states and provides support to more than 10,000 customer sites in 300 of the largest U.S. cities.

Examples of our work in designing, integrating, deploying, operating and supporting secure communications systems and information networks for complex, mission-critical applications include the following:

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

•

We provide the U.S. Department of the Navy with comprehensive, end-to-end support for data, video and voice communications for over 700,000 users as a Tier One subcontractor under the Navy/Marine Corps Intranet (“NMCI”) program; however, this work may not continue because in fiscal 2013 we were not awarded the re-compete for the successor program, but we have protested that re-compete award;

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

•	We provide comprehensive operational and system maintenance support and engineering and technology enhancements for the Defense Information Systems Agency Crisis Management System;
•	We provide enterprise IT support services to the North American Air Defense Command (“NORAD”) and the U.S. Northern Command (“USNORTHCOM”); and
•	We maintain networks that enable over 12 million U.S. military members and their families to receive goods and services at 250 locations around the world for the Defense Commissary Agency.

Managed Satellite and Terrestrial Communications Solutions Market (which we sometimes refer to as “Harris CapRock Communications”):    We are a global provider of end-to-end fully-managed hybrid communications network solutions to critical operations in remote and harsh locations for energy, maritime and government customers. We own and operate a robust global infrastructure that includes teleports on six continents; network operations centers running 24 hours per day, seven days per week; local presence in 23 countries; and over 275 global field service personnel supporting customer locations in more than 125 countries across North America, Central and South America, Europe, Africa and Asia-Pacific. Our customers include major land-based and offshore energy, mining and engineering and construction companies; leading transocean shipping and cruise line companies; and government and military customers with defense and intelligence missions. We combine satellite, terrestrial and wireless technologies to provide comprehensive communications solutions that connect customers’ remote sites with each other and with distant headquarters. Our solutions focus on voice, data and networking solutions for remote sites and are supported by the largest global managed satellite network in the world.

Examples of our end-to-end fully-managed hybrid communications network solutions include the following:

•

We are providing complete turnkey managed satellite communications services, including all shipboard equipment, onboard IT system integration and satellite bandwidth, under multi-year agreements covering 150 vessels operating worldwide for one energy customer and over 100 vessels operating worldwide for another energy customer;

•	We are providing data, voice and internet service to drilling ships operating in offshore Brazil and satellite communications to drilling ships operating in offshore Norway;
•

We are delivering turnkey managed satellite communications to a fleet of 53 offshore supply vessels operating in the North Sea, Brazil, Australia and Indian Pacific regions and managed communication services on over 300 commercial shipping and service vessels;

•	We are providing end-to-end terrestrial and satellite communications services and solutions to a leading global helicopter transportation company;
•	We are providing global communications services onboard 34 cruise ships to improve overall communications performance and enhance guest and crew experiences;
•

We are operating the Offshore Communications Backbone, a modular system of seafloor communications equipment for deep-ocean observation located in the eastern Mediterranean Sea, under a 3-year master service agreement; and

•

We are providing managed service networks leveraging 2 GHz of C-, Ku-, UHF- and X-band commercial space segment capacity for monitoring and control, teleport services, terrestrial communications, operations and maintenance to DoD agency customers operating in Asia, Europe, the U.S. and all major ocean regions and to classified customers, supporting a range of missions, including airborne ISR, tactical field-deployed communications and continuity of operations.

Healthcare Solutions Market:    We provide systems integration, intelligent infrastructure, information exchange, interoperability, and enterprise business intelligence and analytics solutions and services for government and commercial healthcare customers. We are a leader in U.S. Federal healthcare IT integration, and we also offer commercial and international healthcare providers a full range of interoperability and business intelligence solutions. Our products, systems and services help improve healthcare quality, safety, efficiency, cost and outcomes by seeking to ensure that the right information travels, with security and privacy, to the right person, at the right time, on the right device, at the point of care. Examples include the following:

•

We were one of eight companies in the large business category awarded the 5-year Transformation Twenty-One Total Technology (“T4”) IDIQ contract vehicle from the Department of Veterans Affairs (“VA”) designed to upgrade the VA’s IT system and covering services that will streamline and modernize VA operations, including patient care delivery at more than 150 VA hospitals;

•

Under the T4 IDIQ contract vehicle, we are (i) providing electronic health record interoperability to enhance continuity of care between the DoD and the VA, (ii) designing and installing a wireless network for VA medical centers and (iii) improving electronic data interoperability for claims processing;

•

We are providing design, development, enhancement, integration, implementation, maintenance and infrastructure support services for the Veterans Benefits Administration’s Enterprise Data Warehouse, the primary source for veteran’s benefits data and information; and

•	We are implementing statewide Health Information Exchange (“HIE”) infrastructures in Florida and Oregon to connect physicians, hospitals, regional HIEs and state government agencies.

Revenue, Operating Income and Backlog:    Revenue for the Integrated Network Solutions segment decreased 2.1 percent to $1,539 million in fiscal 2013 compared with $1,571 million in fiscal 2012, and was $1,445 million in fiscal 2011. Segment operating income increased 10.9 percent to $77.5 million in fiscal 2013 compared with $69.9 million in fiscal 2012, and was $90.7 million in fiscal 2011. The percentage of our revenue contributed by this segment was 30 percent in fiscal 2013 compared with 29 percent in fiscal 2012 and 27 percent in fiscal 2011. The percentages of this segment’s revenue under contracts directly with end customers and under contracts with prime contractors were approximately 77 percent and 23 percent, respectively, in fiscal 2013 compared with approximately 70 percent and 30 percent, respectively, in fiscal 2012 and 74 percent and 26 percent, respectively, in fiscal 2011. The percentage of this segment’s revenue that was derived outside of the U.S. was approximately 31 percent in fiscal 2013 compared with approximately 28 percent in fiscal 2012 and 16 percent in fiscal 2011. The percentages of this segment’s revenue in a particular fiscal year represented by this segment’s largest U.S. Government program by revenue in such fiscal year and five largest U.S. Government programs by revenue in such fiscal year were approximately 9 percent and 29 percent, respectively, in fiscal 2013 compared with approximately 9 percent and 31 percent, respectively, in fiscal 2012 and 10 percent and 38 percent, respectively, in fiscal 2011. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 61 percent in fiscal 2013 compared with approximately 66 percent in fiscal 2012 and 74 percent in fiscal 2011.

For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

In general, this segment’s domestic products are sold and serviced directly to customers through its sales organization and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. For a general description of our international business, see “Item 1. Business — International Business” of this Report.

The funded backlog for this segment was $919 million at the end of fiscal 2013 compared with $930 million at the end of fiscal 2012 and $765 million at the end of fiscal 2011. Unfunded backlog for this segment was $1,106 million at the end of fiscal 2013 compared with $1,174 million at the end of fiscal 2012 and $1,295 million at the end of fiscal 2011. We expect to fill approximately 65 percent of this funded backlog during fiscal 2014, but we can give no assurance of such fulfillment. Additional information regarding funded and unfunded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business —Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Government Communications Systems

Government Communications Systems conducts advanced research and develops, produces, integrates and supports advanced communications and information systems that solve the mission-critical challenges of our civilian, intelligence and defense government customers worldwide, primarily the U.S. Government. Government Communication Systems serves (i) Civil, (ii) National Intelligence and (iii) Defense markets.

Civil Market:    We provide highly reliable, mission-critical communications and information processing systems that meet the most demanding needs of civilian U.S. Government agencies, including the Federal Aviation Administration (“FAA”) and the National Oceanic and Atmospheric Administration (“NOAA”). We use our ability to implement and manage large, complex programs that integrate secure, advanced communications and information processing technologies in order to improve productivity and to achieve cost savings for our customers. Our networks and information systems for large-scale, geographically dispersed enterprises offer advanced capabilities for collecting, processing, analyzing, interpreting, displaying, distributing, storing and retrieving data. We are a leader in satellite ground data processing and mission command-and-control (“C2”) systems. Our ground data processing systems consist of complex suites of hardware and software that receive sensor data from satellites, turning it into useable information. Our C2 systems feature COTS design and high levels of flexibility, are designed for government and commercial applications, and support single-satellite missions as well as some of the largest and most complex satellite fleets deployed.

For example, we are the prime contractor and system architect under a 20-year contract awarded in July 2002, with a potential value of $5 billion, for the FAA Telecommunications Infrastructure (“FTI”) program to integrate, modernize, operate and maintain the communications infrastructure for the U.S. air traffic control system. We designed and deployed, and are currently operating and maintaining, the FTI network, which is a fully operational, modern, secure and efficient network providing voice, data and video communications deployed at more than 4,500 FAA sites across the U.S.

We also have developed a number of other solutions under FAA programs, including a voice switching and control system providing the critical air-to-ground communications links between en-route aircraft and air traffic controllers throughout the continental U.S.; an integrated weather briefing and flight planning system for Alaska’s general aviation community; a meteorological data processing system that generates radar mosaic data for air traffic controller displays and delivers weather data to critical subsystems within the National Airspace System (“NAS”); and a satellite-based Alaskan NAS interfacility communications system linking the Alaskan Air Route Traffic Control Center in Anchorage with FAA facilities throughout the region.

In fiscal 2013, we were awarded three contracts that provide essential elements of the FAA’s multi-billion dollar Next Generation Air Transportation System (“NextGen”) initiative to transform the U.S. air traffic control system to meet future requirements:

•

A 7-year, $331 million Data Communications Integrated Services (“DCIS”) contract to transform voice-based air traffic control to automated air traffic management (and in the first quarter of fiscal 2014, we were awarded a 7-year, $150 million contract to provide the Data Communications Network Service (“DCNS”) component of the DCIS program, bringing total contract value for the program to $481 million);

•

A 15-year, $291 million NextGen NAS Voice System (“NVS”) contract to create a modern Voice Over Internet Protocol (“VoIP”) network for communications among air traffic controllers, pilots and ground personnel; and

•

A 5-year, $63 million NAS Enterprise Messaging Service (“NEMS”) IDIQ contract that provides the Systems Wide Information Management (“SWIM”) program with enterprise-wide data sharing for a variety of critical information such as flight planning, traffic flow, surface radar and weather.

In fiscal 2012, we were awarded a 5-year contract to supply Aireon, LLC with 81 automatic dependent surveillance-broadcast (“ADS-B”) receiver payloads that will be part of a satellite-based aircraft tracking system to enhance global air traffic control and that will be hosted on the Iridium NEXT satellite constellation.

Another example of our capabilities relates to NOAA’s Geostationary Operational Environmental Satellite — Series R (“GOES-R”) Ground and Antenna Segment weather programs. Under two 10-year contracts, with an aggregate potential value of approximately $1 billion (including change orders), we are providing a complete, end-to-end solution in which we will design, develop, deploy and operate the ground segment system that will receive and process satellite data and generate and distribute weather data to more than 10,000 direct users, as well as providing the command and control of operational satellites. We also are supplying antennas and control systems that will provide communications links for command, telemetry and sensor data, as well as the communications link to direct data users. The new antennas will operate with next-generation GOES-R satellites and will be compatible with existing GOES-N through GOES-P satellites. In fiscal 2013, the GOES-R weather program transitioned from the design and development phase to the integration, test and deployment phase.

We also are modernizing the ground segment of the Tracking and Data Relay Satellite System (“TDRSS”) network under a 5-year contract, potentially worth $140 million, for the Space Network Ground Segment Sustainment (“SGSS”) program for the National Aeronautics and Space Administration (“NASA”). The TDRSS network is used by satellites and spacecraft in low-Earth orbit to relay data continuously to ground stations in White Sands, New Mexico and in Guam. The modernization will improve situational awareness for TDRSS network operators, upgrade computing and signal processing equipment, enhance reliability and maintainability, improve efficiency and reduce operations and sustainment costs. The SGSS program builds on our 30-year incumbency with the TDRSS. We were a primary developer of the original TDRSS ground system in White Sands in the early 1980s, and we also provided the large deployable antennas on the original TDRSS satellites for the space segment of the original program.

National Intelligence Market:    A significant portion of this market involves classified programs. Although classified programs generally are not discussed in this Report, the operating results relating to classified programs are included in our Consolidated Financial Statements. We believe that the business risks associated with those programs do not differ materially from the business risks of other U.S. Government programs.

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

For example, our image processing capabilities extend from algorithm development through delivery of operations systems, and we are providing advanced image exploitation and dissemination solutions for ISR applications by advancing image processing, image data fusion, display technologies and digital product generation techniques. Applicable technologies range from new techniques for merging and displaying imagery to automated techniques for image screening, cueing and remote visualization. Also, our mapping and visualization capabilities provide complete, accurate and timely knowledge about the threat, the terrain, the status and the location of single or multiple opposing and friendly forces and their support by utilizing data, pictures, voice and video drawn from vast storage banks or from real-time input which can be transmitted around the world in fractions of a second. In addition, we have industry-leading capabilities in the architecture, design and development of highly specialized satellite antennas, structures, phased arrays and on-board processors, which are used to enable next-generation satellite systems to provide the U.S. military and intelligence communities with strategic and tactical advantages. We are also a leader in the design and development of antenna and reflector technologies for commercial space telecommunications applications. With more than 50 reflectors in orbit, we are the leading supplier of large reflector apertures and deployable mesh antenna systems for government and commercial applications.

In fiscal 2013, we were awarded a number of new contracts and follow-on contracts under classified programs. In addition, our Harris Atlas Systems joint venture was awarded an $8 million contract to supply a geospatial data sharing system to a government in the Middle East that will enable users to rapidly find, share and access critical geospatial information.

Defense Market:    We develop, supply and integrate communications and information processing products, systems and networks for a diverse base of aerospace, terrestrial and maritime applications supporting DoD missions, and we are committed to delivering leading-edge technologies that support the ongoing transformations of military communications for U.S. and international customers. Our technologies are providing advanced mobile wideband networking capabilities to assure timely and secure network-centric capabilities across strategic, operational and tactical boundaries in support of the DoD’s full spectrum of warfighting, intelligence and logistics missions. Our major technology capabilities include advanced ground control systems and SATCOM terminals for transportable ground, fixed-site and shipboard applications; flat-panel, phased-array and single-mission antennas; advanced aviation electronics for military jets, including digital maps, processors, sensors, data buses, fiber optics and microelectronics; and high-speed data links and data networks for wireless communications. We also develop and supply state-of-the-art wireless voice and data products and solutions.

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

Examples of ongoing programs for us include the following:

•

The U.S. Army Modernization of Enterprise Terminals (“MET”) program, for which we are developing, under a ten-year contract awarded in fiscal 2009 with a potential value of $600 million, next-generation large satellite earth stations to provide the worldwide backbone for high-priority military communications and missile defense systems and to support IP and Dedicated Circuit Connectivity within the Global Information Grid, providing critical reach-back capability for the warfighter;

•

The F-35 Joint Strike Fighter (“F-35”) and F/A-18E/F Super Hornet (“F/A-18E/F”) aircraft platform programs, for which we provide high-performance, advanced avionics such as high-speed fiber optic networking and switching, intra-flight data links, image processing, digital map software and other electronic components, including Multifunction Advanced Data Link communications subsystems primarily intended for stealth platform air-to-air communications and which allow F-35s to communicate in a stealth fashion with other network nodes without revealing their positions; and

•

The WIN-T program for the U.S. Army, for which we are designing and testing the wireless transmission system architecture, applying our proven enabling technologies for wireless on-the-move communications, including phased arrays and high-speed secure wireless network solutions such as our HNR system.

In fiscal 2013, we were awarded a $51 million follow-on contract for the MET program and were one of twenty prime contractors selected to compete for work under the 5-year, $10 billion Global Tactical Advanced Communication Systems IDIQ contract.

Revenue, Operating Income and Backlog:    Revenue for the Government Communications Systems segment decreased 0.3 percent to $1,828 million in fiscal 2013 compared with $1,834 million in fiscal 2012, and was $1,777 million in fiscal 2011. Segment operating income decreased 0.6 percent to $254.7 million in fiscal 2013 compared with $256.2 million in fiscal 2012, and was $227.0 million in fiscal 2011. The percentage of our revenue contributed by this segment was 36 percent in fiscal 2013 compared with 34 percent in fiscal 2012 and 33 percent in fiscal 2011. The percentages of this segment’s revenue under contracts directly with end customers and under contracts with prime contractors were approximately 74 percent and 26 percent, respectively, in fiscal 2013 compared with approximately 70 percent and 30 percent, respectively, in both fiscal 2012 and fiscal 2011. In fiscal 2013, this segment had a diverse portfolio of over 200 programs. Some of this segment’s more significant programs in fiscal 2013 included FTI, GOES-R, SGSS, F-35, F/A-18E/F, MET, Global Geospatial Intelligence (“GGI”) and various classified and space communications systems programs. The percentages of this segment’s revenue in a particular fiscal year represented by this segment’s largest program by revenue in such fiscal year and ten largest programs by revenue in such fiscal year were approximately 13 percent and 47 percent, respectively, in both fiscal 2013 and 2012 and 14 percent and 47 percent, respectively, in fiscal 2011. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 94 percent in fiscal 2013 compared with approximately 97 percent in both fiscal 2012 and 2011. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

The funded backlog for this segment was $964 million at the end of fiscal 2013 compared with $875 million at the end of fiscal 2012 and $775 million at the end of fiscal 2011. Unfunded backlog for this segment was $2,504 million at the end of fiscal 2013 compared with $2,763 million at the end of fiscal 2012 and $3,193 million at the end of fiscal 2011. We expect to fill approximately 76 percent of this funded backlog during fiscal 2014, but we can give no assurance of such fulfillment. Additional information regarding funded and unfunded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

International Business

Revenue from products and services exported from the U.S. (including foreign military sales) or manufactured or rendered abroad was $1,312.5 million (26 percent of our revenue) in fiscal 2013 compared with $1,330.1 million (24 percent of our revenue) in fiscal 2012 and $1,003.4 million (19 percent of our revenue) in fiscal 2011. Essentially all of our international sales are derived from our RF Communications and Integrated Network Solutions segments. Direct export sales are primarily denominated in U.S. Dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Financial information regarding our domestic and international operations is contained in Note 24: Business Segments in the Notes and is incorporated herein by reference.

The majority of our international marketing activities are conducted through subsidiaries which operate in Canada, Europe, the Middle East, Central and South America, Africa and Asia. We have also established international marketing organizations and several regional sales offices. For further information regarding our international subsidiaries, see Exhibit 21 “Subsidiaries of the Registrant” of this Report.

We utilize indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us.

Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. Our dealers and distributors generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer. The percentages of our total revenue and of our international revenue represented by revenue from indirect sales channels were approximately 10 percent and 33 percent, respectively, in fiscal 2013 compared with approximately 12 percent and 48 percent, respectively, in fiscal 2012 and 10 percent and 49 percent, respectively, in fiscal 2011.

Fiscal 2013 international revenue came from a large number of countries, and no such single country accounted for more than 3 percent of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to stay competitive in international markets, we also sometimes enter into offset agreements or recourse or vendor financing arrangements to facilitate sales to certain customers.

The particular economic, social and political conditions for business conducted outside the U.S. differ from those encountered by domestic businesses. Our management believes that the overall business risk for our international business as a whole is somewhat greater than that faced by our domestic businesses as a whole. A description of the types of risks to which we are subject in our international business is contained in “Item 1A. Risk Factors” of this Report. Nevertheless, in the opinion of our management, these risks are partially mitigated by the diversification of our international business and the protection provided by letters of credit and advance payments.

Competition

We operate in highly competitive markets that are sensitive to technological advances. Many of our competitors in each of our markets are larger than we are and can maintain higher levels of expenditures for research and development. In each of our markets we concentrate on the opportunities that our management believes are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these markets are product quality and reliability; technological capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; the effectiveness of third-party sales channels in international markets; and cost-effectiveness. Within the IT services market, there is intense competition among many companies. The ability to compete in the IT services market depends on a number of factors, including the capability to deploy skilled professionals at competitive prices across the diverse spectrum of the IT services market.

In the RF Communications segment, principal competitors include European Aeronautic Defence and Space Company N.V. (“EADS”), General Dynamics, Exelis Inc., Motorola Solutions, Raytheon, Rohde & Schwarz, Tadiran and Thales.

In the Integrated Network Solutions segment, principal competitors include Astrium, CACI, Computer Sciences Corporation, General Dynamics, Globecomm, Hewlett-Packard, IBM, Inmarsat, Lockheed Martin, ManTech, NCI Information Systems, Northrop Grumman, Raytheon, RigNet, SAIC and The Advisory Board Company, as well as other smaller companies and divisions of large companies.

In the Government Communications Systems segment, principal competitors include BAE Systems, Boeing, General Dynamics, L-3 Communications, Lockheed Martin, Northrop Grumman, Raytheon, Exelis Inc. and Rockwell Collins. We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs.

Principal Customers; Government Contracts

The percentage of our revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 67 percent in fiscal 2013 compared with approximately 70 percent in fiscal 2012 and 78 percent in fiscal 2011. No other customer accounted for more than 4 percent of our revenue in fiscal 2013. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report. Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Most of the sales in our Government Communications Systems segment and with respect to U.S. Government programs in our Integrated Network Solutions segment are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default based on performance.

Our U.S. Government contracts and subcontracts include both cost-reimbursable and fixed-price contracts. Governmentwide Acquisition Contracts (“GWACs”) and IDIQ contracts, which can include task orders for each contract type, require us to compete both for the initial contract and then for individual task or delivery orders under such contracts.

Our U.S. Government cost-reimbursable contracts provide for the reimbursement of allowable costs plus payment of a fee and fall into three basic types: (i) cost-plus fixed-fee contracts, which provide for payment of a fixed fee irrespective of the final cost of performance; (ii) cost-plus incentive-fee contracts, which provide for payment of a fee that may increase or decrease, within specified limits, based on actual results compared with contractual targets relating to factors such as cost, performance and delivery schedule; and (iii) cost-plus award-fee contracts, which provide for payment of an award fee determined at the customer’s discretion based on the contractor’s performance against pre-established performance criteria. Under our U.S. Government cost-reimbursable contracts, we are reimbursed periodically for allowable costs and are paid a portion of the fee based on contract progress. Some overhead costs have been made partially or wholly unallowable for reimbursement by statute or regulation. Examples are certain merger and acquisition costs, lobbying costs, charitable contributions and certain litigation defense costs.

Our U.S. Government fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under our U.S. Government firm fixed-price contracts, we agree to perform a specific scope of work for a fixed price and, as a result, benefit from cost savings and carry the burden of cost overruns. Under our U.S. Government fixed-price incentive contracts, we share with the U.S. Government both savings accrued for performance at less than target cost as well as costs incurred in excess of target cost up to a negotiated ceiling price (which is higher than the target cost), but carry the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, profit may also be adjusted up or down depending on whether specified performance objectives are met. Under our U.S. Government firm fixed-price and fixed-price incentive contracts, we usually receive either milestone payments equaling 100 percent of the contract price or monthly progress payments from the U.S. Government in amounts equaling 80 percent of costs incurred under the contract. The remaining amounts, including profits or incentive fees, are billed upon delivery and final acceptance of end items and deliverables under the contract. Our U.S. Government fixed-price contracts generally have higher profit margins than our U.S. Government cost-reimbursable contracts. Our production contracts are mainly fixed-price contracts, and development contracts are generally cost-reimbursable contracts.

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

Funded and Unfunded Backlog

Our total Company-wide funded and unfunded backlog was approximately $6,789 million at the end of fiscal 2013 compared with approximately $6,993 million at the end of fiscal 2012 and $7,523 million at the end of fiscal 2011. The funded portion of this backlog was approximately $3,179 million at the end of fiscal 2013 compared with approximately $3,056 million at the end of fiscal 2012 and $3,035 million at the end of fiscal 2011. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and development and production contracts of a cost-reimbursable or incentive nature.

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

In fiscal 2014, we expect to fill approximately 66 percent of our total funded backlog as of June 28, 2013. However, we can give no assurance of such fulfillment or that our funded backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control. Additional information with regard to the backlog of each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report.

Research and Development

Research and development expenditures totaled approximately $979 million in fiscal 2013, $914 million in fiscal 2012 and $887 million in fiscal 2011. Company-sponsored research and development costs, which included research and development for commercial products and services and independent research and development related to government products and services, as well as concept formulation studies and bid and proposal efforts, were approximately $254 million in fiscal 2013 (including an approximately $18 million write-off of capitalized software in our Integrated Network Solutions segment), $219 million in fiscal 2012 and $240 million in fiscal 2011. A portion of our independent research and development costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored research and development costs not otherwise allocable are charged to expense when incurred. The portion of total research and development expenditures that was not Company-sponsored — principally funded by the U.S. Government and included in our revenue and cost of product sales and services — was $725 million in fiscal 2013, $695 million in fiscal 2012 and $647 million in fiscal 2011. Company-sponsored research is directed to the development of new products and services and to building technological capability in selected communications and electronic systems markets. U.S. Government-funded research helps strengthen and broaden our technical capabilities. All of our segments maintain their own engineering and new product development departments, with scientific assistance provided by advanced-technology departments. As of June 28, 2013, we employed approximately 6,000 engineers and scientists and are continuing efforts to make the technologies developed in any of our business segments available for all other business segments.

Patents and Other Intellectual Property

We consider our patents and other intellectual property, in the aggregate, to constitute an important asset. We own a large and valuable portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property, and we routinely apply for new patents, trademarks and copyrights. We also license intellectual property to and from third parties. As of June 28, 2013, we held approximately 1,090 U.S. patents and 830 foreign patents, and had approximately 396 U.S. patent applications pending (and 747 foreign patent applications pending). Unpatented research, development and engineering skills also make an important contribution to our business. While our intellectual property rights in the aggregate are important to our business and the operations of our business segments, we do not consider our business or any business segment to be materially dependent upon any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Report. With regard to certain patents relating to our Government Communications Systems and RF Communications segments, the U.S. Government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.

Environmental and Other Regulations

Our facilities and operations are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. The applicable environmental laws and regulations are common within the industries and markets in which we operate and serve. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our financial condition, results of operations or cash flows. Based on currently available information, we do not expect expenditures over the next several years to protect the environment and to comply with current environmental laws and regulations, as well as to comply with current and pending climate control legislation, regulation, treaties and accords, to have a material impact on our competitive position or financial condition, but we can give no assurance that such expenditures will not exceed current expectations. If future treaties, laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. We did not spend material amounts on environmental capital projects in fiscal 2013, fiscal 2012 or fiscal 2011. A portion of our environmental expenditures relates to historic discontinued operations (other than CIS and Broadcast Communications) for which we have retained certain environmental liabilities. We currently expect that amounts to be spent for environmental-related capital projects will not be material in fiscal 2014. These amounts may increase in future years. Additional information regarding environmental and regulatory matters is set forth in “Item 3. Legal Proceedings” of this Report and in Note 1: Significant Accounting Policies in the Notes.

Electronic products are subject to governmental environmental regulation in a number of jurisdictions, such as domestic and international requirements requiring end-of-life management and/or restricting materials in products delivered to customers, including the European Union’s Directive 2002/96/EC on Waste Electrical and Electronic Equipment and Directive 2002/95/EC on the Restriction of the use of certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), as amended. Other jurisdictions have adopted similar legislation. Such requirements typically are not applicable to most equipment produced by our Government Communications Systems and RF Communications segments. We believe that we have complied with such rules and regulations, where applicable, with respect to our existing products sold into such jurisdictions. We intend to comply with such rules and regulations with respect to our future products.

Wireless communications (whether radio, satellite or telecommunications) are also subject to governmental regulation. Equipment produced in our Integrated Network Solutions and RF Communications segments, in particular, is subject to domestic and international requirements to avoid interference among users of radio and television frequencies and to permit interconnection of telecommunications equipment. Additionally, we hold licenses for our managed satellite and terrestrial communications solutions market for very small aperture terminals and satellite earth stations, which authorize operation of networks and teleports. We are also required to comply with technical operating and licensing requirements that pertain to our wireless licenses and operations. We believe that we have complied with such rules and regulations and licenses with respect to our existing products and services, and we intend to comply with such rules and regulations and licenses with respect to our future products and services. Governmental reallocation of the frequency spectrum also could impact our business, financial condition and results of operations.

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

Employees

We had approximately 14,000 employees at the end of fiscal 2013. Approximately 91 percent of our employees as of the end of fiscal 2013 were located in the U.S. A significant number of our employees possess a U.S. Government security clearance. We also utilize a number of independent contractors. None of our employees in the U.S. is represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

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

Additional information relating to our business, including our business segments, is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.

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

Certifications.    We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Report. In addition, an annual CEO certification was submitted by our Chief Executive Officer to the New York Stock Exchange (“NYSE”) in November 2012 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by Harris of the NYSE’s corporate governance listing standards.

ITEM 1A.	RISK FACTORS.

We have described many of the trends and other factors that we believe could impact our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. In addition, our business, financial condition, results of operations and cash flows are subject to, and could be materially adversely affected by, various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or our anticipated future results.

We depend on U.S. Government customers for a significant portion of our revenue, and the loss of this relationship or a shift in U.S. Government funding priorities could have an adverse impact on our business, financial condition, results of operations and cash flows.

We are highly dependent on sales to U.S. Government customers. The percentage of our revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 67 percent in fiscal 2013, 70 percent in fiscal 2012 and 78 percent in fiscal 2011. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenue. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. We expect that a majority of the business that we seek in the foreseeable future will be awarded through competitive bidding. The U.S. Government has increasingly relied on certain types of contracts that are subject to a competitive bidding process, including IDIQ, GWAC, General Services Administration Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas, and we may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, as well as the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. Following any contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. Our U.S. Government programs must compete with programs managed by other government contractors and with other policy imperatives for consideration for limited resources and for uncertain levels of funding during the budget and appropriation process. Budget and appropriations decisions made by the U.S. Government are outside of our control and have long-term consequences for our business.

U.S. Government spending priorities and DoD spending levels are becoming increasingly uncertain and difficult to predict and are affected by numerous factors, including sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) and its impact on the DoD budget and other programs and whether it will be superseded by alternate arrangements. A shift in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs (for example, through “in-sourcing”), or a reduction in total U.S. Government spending, could have material adverse consequences on our future business. For more information regarding sequestration, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Considerations — Industry-Wide Opportunities, Challenges and Risks” of this Report.

We depend significantly on U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations and cash flows.

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

Generally, U.S. Government contracts are subject to oversight audits by U.S. Government representatives. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenues based upon costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments and we may be required to materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines and suspension or debarment from U.S. Government contracting or subcontracting for a period of time.

In addition, U.S. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience upon the payment only for work done and commitments made at the time of termination. We can give no assurance that one or more of our U.S. Government contracts will not be terminated under these circumstances. Also, we can give no assurance that we would be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of our U.S. Government contracts. Because a significant portion of our revenue is dependent on our performance and payment under our U.S. Government contracts, the loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations and cash flows.

Our government business also is subject to specific procurement regulations and a variety of socio-economic and other requirements. These requirements, although customary in U.S. Government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations and cash flows. Failure to comply with these regulations and requirements could lead to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment from U.S. Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws, including those related to procurement integrity, export control, U.S. Government security regulations, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. Government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. Government contracts.

We could be negatively impacted by a security breach, through cyber attack, cyber intrusion or otherwise, or other significant disruption of our IT networks and related systems or of those we operate for certain of our customers.

We face the risk, as does any company, of a security breach, whether through cyber attack or cyber intrusion over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, or other significant disruption of our IT networks and related systems. We face an added risk of a security breach or other significant disruption of the IT networks and related systems that we develop, install, operate and maintain for certain of our customers, which may involve managing and protecting information relating to national security and other sensitive government functions or personally identifiable or protected health information. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a communications and IT company, and particularly as a government contractor, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks and related systems and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. Although we make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving these types of information and IT networks and related systems could:

•	Disrupt the proper functioning of these networks and systems and therefore our operations and/or those of certain of our customers;
•

Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	Compromise national security and other sensitive government functions;
•	Require significant management attention and resources to remedy the damages that result;
•	Subject us to claims for contract breach, damages, credits, penalties or termination; and
•	Damage our reputation with our customers (particularly agencies of the U.S. Government) and the public generally.

Any or all of the foregoing could have a negative impact on our business, financial conditions, results of operations and cash flows.

We enter into fixed-price contracts that could subject us to losses in the event of cost overruns or a significant increase in inflation.

We have a number of fixed-price contracts, which allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, particularly for firm fixed-price contracts because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. The U.S. and other countries also may experience a significant increase in inflation. A significant increase in inflation rates could have a significant adverse impact on the profitability of these contracts. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Cost overruns could have an adverse impact on our financial results. The potential impact of such risk on our financial results would increase if the mix of our contracts and programs shifted toward a greater percentage of fixed-price contracts, particularly firm fixed-price contracts.

We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.

We are dependent on sales to customers outside the U.S. The percentage of our total revenue represented by revenue from products and services exported from the U.S. (including foreign military sales) or manufactured or rendered abroad was 26 percent in fiscal 2013, 24 percent in fiscal 2012 and 19 percent in fiscal 2011. Approximately 32 percent of our international business in fiscal 2013 was transacted in local currency. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is from, and an increasing portion of our business activity is being conducted in, less-developed countries. We are subject to risks of doing business internationally, including:

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

We must first obtain export and other licenses and authorizations from various U.S. Government agencies before we are permitted to sell certain products and technologies outside of the U.S. For example, the U.S. Department of State must notify Congress at least 15 to 60 days, depending on the size and location of the proposed sale, prior to authorizing certain sales of defense equipment and services to foreign governments. During that time, Congress may take action to block the proposed sale. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that Congress will not prevent or delay certain sales. Any significant impairment of our ability to sell products or technologies outside of the U.S. could negatively impact our business, financial condition, results of operations and cash flows.

The continued effects of the general weakness in the global economy and the U.S. Government’s budget deficits and national debt and sequestration could have an adverse impact on our business, financial condition, results of operations and cash flows.

The economies of the U.S. and many foreign countries in which we do business continue to show weakness or limited improvement. We are unable to predict the impact, severity and duration of these economic events. The continued effects of these economic events and the U.S. Government’s budget deficits and national debt and sequestration could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways. Possible effects of these economic conditions include the following:

•	The U.S. Government could reduce or delay its spending on, or reprioritize its spending away from, the government programs in which we participate;

•

The U.S. Government may be unable to complete its budget process before the end of its fiscal year on September 30 and thus would be required either to shut down or be funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. Government to continue operations but does not authorize new spending initiatives, either of which could result in reduced or delayed orders or payments for products and services we provide. Although this historically has not had a material adverse impact on our business, financial condition and results of operations, if the U.S. Government budget process results in a shutdown or prolonged operation under a continuing resolution, it may decrease our revenue, profitability or cash flows or otherwise have a material adverse effect on our business, financial condition and results of operations;

•

Sequestration and its impact on the DoD budget and other programs and whether it will be superseded by alternate arrangements are increasing the uncertainty as to, and the difficulty in predicting, U.S. Government spending priorities and DoD spending levels;

•

We may experience declines in revenue, profitability and cash flows as a result of reduced or delayed orders or payments or other factors caused by the economic problems of our customers and prospective customers (including U.S. Federal, state and local governments);

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

Our future success will depend on our ability to develop new products, systems, services and technologies that achieve market acceptance in our current and future markets.

Both our commercial and government businesses are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our performance depends on a number of factors, including our ability to:

•	Identify emerging technological trends in our current and target markets;
•	Develop and maintain competitive products, systems and services;
•	Enhance our offerings by adding innovative hardware, software or other features that differentiate our products, systems and services from those of our competitors; and
•	Develop, manufacture and bring to market cost-effective offerings quickly.

We believe that, in order to remain competitive in the future, we will need to continue to develop new products, systems, services and technologies, requiring the investment of significant financial resources. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products, systems, services or technologies. Due to the design complexity of some of our products, systems, services and technologies, we may experience delays in completing development and introducing new products, systems, services or technologies in the future. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products, systems, services or technologies will develop as we currently anticipate. The failure of our products, systems, services or technologies to gain market acceptance could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products, systems, services or technologies that gain market acceptance in advance of our products, systems, services or technologies, or that our competitors will not develop new products, systems, services or technologies that cause our existing products, systems, services or technologies to become non-competitive or obsolete, which could adversely affect our results of operations. The future direction of the domestic and global economies, including its impact on customer demand, also will have a significant impact on our overall performance.

We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.

We participate in U.S. and international markets that are subject to uncertain economic conditions. In particular, U.S. Government spending priorities and DoD spending levels are becoming increasingly uncertain and difficult to predict and are affected by numerous factors, including sequestration and its impact on the DoD budget and other programs and whether it will be superseded by alternate arrangements. As a result, it is difficult to estimate the level of growth in the markets in which we participate. Because all components of our budgeting and forecasting are dependent upon estimates of growth in the markets we serve, the uncertainty renders estimates of or guidance relating to future revenue, income and expenditures even more difficult. As a result, we may make significant investments and expenditures but never realize the anticipated benefits.

We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.

Ongoing instability and current conflicts in the Middle East and Asia and the potential for further conflicts and future terrorist activities and other recent geo-political events throughout the world have created economic and political uncertainties that could have a material adverse effect on our business, operations and profitability. These matters cause uncertainty in the world’s financial and insurance markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate. These matters also have caused the premiums charged for our insurance coverages to increase and may cause further increases or some coverages to be unavailable altogether.

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

We engage subcontractors on many of our contracts. We may have disputes with our subcontractors, including regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our products and services which we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components, subsystems and services that we require. Our supply chain could also be disrupted by external events, such as natural disasters or other significant disruptions (including extreme weather conditions, medical epidemics, acts of terrorism, cyber attacks and labor disputes), governmental actions and legislative or regulatory changes (including product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards). Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products and services to our customers. We can give no assurances that we will be free from disputes with our subcontractors, material supply problems or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and could harm our business, financial condition, results of operations and cash flows.

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

The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations and cash flows.

From time to time, we are defendants in a number of litigation matters and are involved in a number of arbitrations. These actions may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these or new matters will be favorable to us. An adverse resolution of lawsuits or arbitrations could have a material adverse effect on our financial condition, results of operations and cash flows.

We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.

We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain of the defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. In most circumstances, we may receive indemnification from the U.S. Government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible for us to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of U.S. Government indemnity and our insurance coverage would harm our financial condition, results of operations and cash flows. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

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

Our corporate headquarters and significant operations of our Government Communications Systems segment are located in Florida and significant operations of our Integrated Network Solutions segment are located in Houston,

Texas, which areas are subject to the risk of major hurricanes. Our worldwide operations and operations of our suppliers could be subject to natural disasters or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, cyber attacks and other natural and manmade disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, subcontractors, distributors, resellers or customers; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses and materially adversely affect our business, financial condition, results of operations and cash flows.

Changes in the regulatory framework under which our managed satellite and terrestrial communications solutions operations are operated could adversely affect our business, financial condition, results of operations and cash flows.

Our domestic satellite and terrestrial communications solutions are currently provided on a private carrier basis and are therefore subject to lighter regulation by the Federal Communications Commission and other Federal, state and local agencies than if provided on a common carrier basis. Our international satellite and terrestrial communications solutions operations are regulated by governments of various countries other than the U.S. and by other international authorities. The regulatory regimes applicable to our international satellite and terrestrial communications solutions operations frequently require that we obtain and maintain licenses for our operations and conduct our operations in accordance with prescribed standards. Compliance with such requirements may inhibit our ability to quickly expand our operations into new countries, including in circumstances in which such expansion is required in order to provide uninterrupted service to existing customers with mobile operations as they move to new locations on short notice. Failure to comply with such regulatory requirements could subject us to various penalties or sanctions. The adoption of new laws or regulations, changes to the existing domestic or international regulatory framework, new interpretations of the laws that apply to our operations, or the loss of, or a material limitation on, any of our material licenses could materially harm our business, financial condition, results of operations and cash flows.

We rely on third parties to provide satellite bandwidth for our managed satellite and terrestrial communications solutions, and any bandwidth constraints could harm our business, financial condition, results of operations and cash flows.

In our managed satellite and terrestrial communications solutions operations, we compete for satellite bandwidth with other commercial entities, such as other satellite communications services providers and broadcasting companies, and with governmental entities, such as the military. In certain markets and at certain times, satellite bandwidth may be limited and/or pricing of satellite bandwidth could be subject to competitive pressure. In such cases, we may be unable to secure sufficient bandwidth needed to provide our managed satellite communications services, either at favorable rates or at all. This inability could harm our business, financial condition, results of operations and cash flows.

Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other long-term assets to become impaired, resulting in substantial losses and write-downs that would reduce our results of operations.

As part of our overall strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounted for approximately 35 percent of our recorded total assets as of June 28, 2013. We evaluate the recoverability of recorded goodwill annually, as well as when we change reportable segments and when events or circumstances indicate there may be an impairment. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reportable segment cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. For additional information on accounting policies we have in place for impairment of goodwill, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 1: Significant Accounting Policies and Note 3: Discontinued Operations in the Notes.

We must attract and retain key employees, and failure to do so could seriously harm us.

Our business has a continuing need to attract and retain significant numbers of skilled personnel, including personnel holding security clearances, to support our growth and to replace individuals whose employment has terminated due to retirement or for other reasons. To the extent that the demand for qualified personnel exceeds supply, as has been the case from time to time in recent years, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We have no unresolved comments from the SEC.

ITEM 2.	PROPERTIES.

Our principal executive offices are located at owned facilities in Melbourne, Florida. As of June 28, 2013, we operated approximately 145 locations in the U.S., Canada, Europe, the Middle East, Central and South America, Africa and Asia, consisting of about 7.1 million square feet of manufacturing, administrative, research and development, warehousing, engineering and office space, of which we owned approximately 4.6 million square feet and leased approximately 2.5 million square feet. There are no material encumbrances on any of our owned facilities. Our leased facilities are, for the most part, occupied under leases for remaining terms ranging from one month to 12 years, a majority of which can be terminated or renewed at no longer than 5-year intervals at our option. As of June 28, 2013, we had major operations at the following locations:

RF Communications — Rochester, New York; Lynchburg, Virginia; Chelmsford, Massachusetts; Queensland, Australia; and Columbia, Maryland.

Integrated Network Solutions — Houston, Texas; Aberdeen, Scotland; Dulles, Alexandria and Reston, Virginia; Macae, Rio de Janeiro, Brazil; Melbourne, Florida; Forrestfield, Australia; Singapore; Colorado Springs, Colorado; Calgary, Canada; Bellevue, Nebraska; and Scottsdale, Arizona.

Government Communications Systems — Palm Bay, Melbourne and Malabar, Florida; Chantilly and Falls Church, Virginia; Annapolis Junction and Seabrook, Maryland; and Washington, D.C.

Corporate — Melbourne, Florida.

The following is a summary of the approximate floor space of our offices and facilities in productive use, by segment, at June 28, 2013 (in millions):

	Approximate	Approximate
	Total Sq. Ft.	Total Sq. Ft.
Segment	Owned	Leased	Total
RF Communications	1.4	0.6	2.0
Integrated Network Solutions	0.2	1.3	1.5
Government Communications Systems	2.7	0.5	3.2
Corporate	0.3	0.1	0.4

Total	4.6	2.5	7.1

In the opinion of management, our facilities, whether owned or leased, are suitable and adequate for their intended purposes and have capacities adequate for current and projected needs. Although we have some unused or under-utilized facilities, they are not considered significant. We frequently review our anticipated requirements for facilities and will, from time to time, acquire additional facilities, expand existing facilities and dispose of existing facilities or parts thereof, as management deems necessary. In connection with Company-wide restructuring and other actions in the fourth quarter of fiscal 2013, we incurred charges for facility consolidation related to certain locations in the Northern Virginia, California and Melbourne, Florida areas. For more information about the restructuring actions, see the discussion under the caption “Restructuring Costs” in Note 1: Significant Accounting Polices in the Notes. For more information about our lease obligations, see Note 18: Lease Commitments in the Notes. Our facilities and other properties are generally maintained in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS.

General.    From time to time, as a normal incident of the nature and kind of business in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Amounts claimed against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. Although it is not feasible to predict the outcome of these matters with certainty, and some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us, based upon available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 28, 2013 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

U.S. Government Business.    As a U.S. Government contractor, we are engaged in supplying goods and services to the U.S. Government and its various agencies. We are therefore dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies. U.S. Government contracts typically involve long lead times for design and development, are subject to significant changes in contract scheduling and may be unilaterally modified or cancelled by the U.S. Government. Often these contracts call for successful design and production of complex and technologically advanced products or systems. We may participate in supplying goods and services to the U.S. Government as either a prime contractor or as a subcontractor to a prime contractor. Disputes may arise between the prime contractor and the U.S. Government and the prime contractor and its subcontractors and may result in litigation or arbitration between the contracting parties.

Generally, U.S. Government contracts are subject to procurement laws and regulations, including the Federal Acquisition Regulation (“FAR”), which outline uniform policies and procedures for acquiring goods and services by the U.S. Government, and specific agency acquisition regulations that implement or supplement the FAR, such as the Defense Federal Acquisition Regulation Supplement. As a U.S. Government contractor, our contract costs are audited and reviewed on a continuing basis by the Defense Contract Audit Agency (“DCAA”). The DCAA also reviews the adequacy of, and a U.S. Government contractor’s compliance with, the contractor’s internal control systems and policies, including the contractor’s accounting, purchasing, property, estimating, compensation and management information systems. In addition to these routine audits, from time to time, we may, either individually or in conjunction with other U.S. Government contractors, be the subject of audits and investigations by other agencies of the U.S. Government. These audits and investigations are conducted to determine if our performance and administration of our U.S. Government contracts are compliant with applicable contractual requirements and procurement and other applicable Federal laws and regulations. These investigations may be conducted without our knowledge. We are unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against us or our officers or employees. Under present U.S. Government procurement laws and regulations, if indicted or adjudged in violation of procurement or other Federal laws, a contractor, such as us, or one or more of our operating divisions or subdivisions, could be subject to fines, penalties, repayments, or compensatory or treble damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. Suspension or debarment would have a material adverse effect on us because of our reliance on U.S. Government contracts. In addition, our export privileges could be suspended or revoked. Suspension or revocation of our export privileges also would have a material adverse effect on us. For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors” of this Report.

International.    As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under U.S. export control laws and the FCPA and other similar U.S. and international laws. As discussed below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report, on April 4, 2011, we completed the acquisition of Carefx Corporation (“Carefx”) and thereby also acquired its subsidiaries, including in China (“Carefx China”). Following the closing, we became aware that certain entertainment, travel and other expenses in connection with the Carefx China operations may have been incurred or recorded improperly. In response, we initiated an internal investigation and learned that certain employees of the Carefx China operations had provided pre-paid gift cards and other gifts and payments to certain customers, potential customers, consultants and government regulators, after which we took certain remedial actions. The preliminary results of the investigation have been disclosed to our Audit Committee, Board of Directors and auditors, and voluntarily to the U.S. Department of Justice (“DOJ”) and the SEC. The SEC and DOJ have initiated investigations with respect to this matter and it is our intent to fully cooperate with such investigations. We cannot predict at this time the duration or scope of, developments in, results of, or any regulatory action or other potential consequences from, such investigations or otherwise in connection with this matter. However, based on the information available to date, we do not believe that this matter will have a material adverse effect on our financial condition, results of operations or cash flows.

Environmental.    We are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We own, previously owned or are currently named as a potentially responsible party at 14 such sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of our management, any payments we may be required to make as a result of such claims in existence at June 28, 2013 will not have a material adverse effect on our financial condition, results of operations or cash flows. Additional information regarding environmental matters is set forth in Note 1: Significant Accounting Policies in the Notes under the caption “Environmental Expenditures”, which information is incorporated herein by reference, and in “Item 1. Business — Environmental and Other Regulations” of this Report.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of August 23, 2013, were as follows:

Name and Age	Position Currently Held and Past Business Experience
William M. Brown, 50	President and Chief Executive Officer since November 2011. Formerly with United Technologies Corporation (“UTC”), as Senior Vice President, Corporate Strategy and Development from April 2011 to October 2011; as President of UTC’s Fire & Security division from 2006 to 2011; and in U.S. and international roles at UTC’s Carrier Corporation from 2000 to 2006, including President of the Carrier Asia Pacific Operations; and as Director, Corporate Strategy and Business Development from 1997 to 2000. Before joining UTC in 1997, Mr. Brown worked for McKinsey & Company as a senior engagement manager, and prior to that, at Air Products and Chemicals, Inc. as a project engineer.
Robert L. Duffy, 46	Senior Vice President, Human Resources and Administration since July 2012. Formerly with UTC, as Vice President, Human Resources for UTC’s Sikorsky aircraft operation from 2010 to 2011; and in similar roles within UTC’s Fire & Security, Carrier, Hamilton Sundstrand and Pratt & Whitney operations from 1998 to 2009. Before joining UTC in 1998, Mr. Duffy held human resource management positions with Royal Dutch Shell and James River Corporation.
Sheldon J. Fox, 54	Group President, Government Communications Systems since June 2010. President, National Intelligence Programs, Government Communications Systems from December 2007 to May 2010. President, Defense Programs, Government Communications Systems from May 2007 to December 2007. Vice President and General Manager, Department of Defense Programs, Government Communications Systems Division from July 2006 to April 2007. Vice President of Programs, Department of Defense Communications Systems, Government Communications Systems Division from July 2005 to June 2006. Mr. Fox joined Harris in 1984.
Gary L. McArthur, 53	Senior Vice President and Chief Financial Officer since September 2008. Vice President and Chief Financial Officer from March 2006 to September 2008. Vice President — Finance and Treasurer from January 2005 to March 2006. Vice

Name and Age	Position Currently Held and Past Business Experience
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
Dana A. Mehnert, 51	Group President, RF Communications since May 2009. President, RF Communications from July 2006 to May 2009. Vice President and General Manager — Government Products Business, RF Communications from July 2005 to July 2006. Vice President and General Manager — Business Development and Operations, RF Communications from January 2005 to July 2005. Vice President —Defense Operations, RF Communications from January 2004 to January 2005. Vice President — International Operations, RF Communications from November 2001 to January 2004. Vice President/Managing Director — International Government Sales Operations for Harris’ regional sales organization from September 1999 to November 2001. Vice President — Marketing and International Sales, RF Communications from August 1997 to September 1999. Vice President — Worldwide Marketing, RF Communications from July 1996 to July 1997. Vice President — International Sales, RF Communications from November 1995 to June 1996. Mr. Mehnert joined Harris in 1984.
Scott T. Mikuen, 51	Senior Vice President, General Counsel and Secretary since February 2013. Vice President, General Counsel and Secretary from October 2010 to February 2013. Vice President, Associate General Counsel and Secretary from October 2004 to October 2010. Vice President — Counsel, Corporate and Commercial Operations and Assistant Secretary from November 2000 to October 2004. Mr. Mikuen joined Harris in 1996 as Finance Counsel.
James D. Morris, 48	Group President, Integrated Network Solutions since January 2013. Formerly with Western Digital Corporation (“WDC”), as Executive Vice President and General Manager for four of WDC’s commercial product businesses from October 2010 to January 2013; and in domestic and international leadership roles within WDC from 2001 to 2010. Before joining WDC in 2001, Mr. Morris worked for McKinsey & Company as senior engagement manager, and, prior to that, he served as an intelligence officer with the U.S. Army.
Lewis A. Schwartz, 50	Vice President, Principal Accounting Officer since October 2006. Principal Accounting Officer from October 2005 to October 2006. Assistant Controller from October 2003 to October 2005. Director, Corporate Accounting from August 1999 to October 2003. Director, Corporate Planning from January 1997 to August 1999. Mr. Schwartz joined Harris in 1992. Formerly, Mr. Schwartz was with Ernst & Young LLP from 1986 to 1992.

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

Market Information and Price Range of Common Stock

Our common stock, par value $1.00 per share, is listed and traded on the NYSE, under the ticker symbol “HRS.” According to the records of our transfer agent, as of August 23, 2013, there were approximately 5,281 holders of record of our common stock. The high and low sales prices of our common stock as reported on the NYSE consolidated transactions reporting system and the dividends paid on our common stock for each quarterly period in our last two fiscal years are reported below:

	High	Low	Cash Dividends
Fiscal 2013
First Quarter	$51.68	$39.02	$0.37
Second Quarter	$52.23	$45.62	0.37
Third Quarter	$50.53	$43.70	0.37
Fourth Quarter	$51.46	$41.08	0.37

			$1.48

	High	Low	Cash Dividends
Fiscal 2012
First Quarter	$45.46	$34.13	$0.28
Second Quarter	$39.92	$32.68	0.28
Third Quarter	$45.42	$35.98	0.33
Fourth Quarter	$45.79	$38.33	0.33

			$1.22

On August 23, 2013, the last sale price of our common stock as reported in the NYSE consolidated transactions reporting system was $56.97 per share.

Dividends

The cash dividends paid on our common stock for each quarter in our last two fiscal years are set forth in the tables above. On August 23, 2013, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.37 per share to $.42 per share, for an annualized cash dividend rate of $1.68 per share, which was our twelfth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $1.48 per share in fiscal 2013. Our annualized cash dividend rate was $1.32 per share for the last two quarters of fiscal 2012 and $1.12 per share for the first two quarters of fiscal 2012. Our annualized cash dividend rate was $1.00 per share in fiscal 2011. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.

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

The performance graph and table below compare the 5-year cumulative total return of our common stock with the comparable 5-year cumulative total returns of the Standard & Poor’s 500 Composite Stock Index (“S&P 500”), the Standard & Poor’s 500 Information Technology Sector Index (“S&P 500 Information Technology”) and the Standard & Poor’s 500 Aerospace & Defense Index (“S&P 500 Aerospace & Defense”). In the fourth quarter of fiscal 2009, in connection with the May 27, 2009 spin-off (the “Spin-off”) in the form of a taxable pro rata dividend to our shareholders of all the shares of Harris Stratex Networks, Inc. (now known as Aviat Networks, Inc.) (“HSTX”) common stock owned by us, we eliminated our former HSTX business segment. The figures in the performance graph and table below assume an initial investment of $100 at the close of business on June 27, 2008 in Harris, the S&P 500, the S&P 500 Information Technology and the S&P 500 Aerospace & Defense and the reinvestment of all dividends, including, with respect to our common stock, the Spin-off dividend. For purposes of calculating the cumulative total return of our common stock, the then-current market value of the HSTX shares distributed in the Spin-off was deemed to have been reinvested on the May 27, 2009 Spin-off date in shares of our common stock.

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

Sales of Unregistered Securities

During fiscal 2013, we did not issue or sell any unregistered securities.

Issuer Purchases of Equity Securities

During fiscal 2013, we repurchased 8,287,130 shares of our common stock under our repurchase program at an average price per share of $48.25, excluding commissions. During fiscal 2012, we repurchased 12,242,843 shares of our common stock under our repurchase program at an average price per share of $38.12, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended June 28, 2013:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(March 29, 2013-April 26, 2013)
Repurchase Programs (1)	None	n/a	None	$273,379,557
Employee Transactions (2)	1,734	$43.64	n/a	n/a
Month No. 2
(April 27, 2013-May 24, 2013)
Repurchase Programs (1)	1,972,964	$49.47	1,972,964	$175,780,907
Employee Transactions (2)	7,356	$47.94	n/a	n/a
Month No. 3
(May 25, 2013-June 28, 2013)
Repurchase Programs (1)	836,545	$50.64	836,545	$133,420,328
Employee Transactions (2)	4,811	$48.77	n/a	n/a
Total	2,823,410	$49.81	2,809,509	$133,420,328

*	Periods represent our fiscal months.

(1)	On August 2, 2011, we announced that on July 30, 2011, our Board of Directors approved our 2011 Repurchase Program that replaced our previous program and authorized us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our 2011 Repurchase Program does not have a stated expiration date and has resulted, and is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. The approximate dollar amount of our common stock that may yet be purchased under our 2011 Repurchase Program as of June 28, 2013 was $133,420,328 (as reflected in the table above). On August 26, 2013, we announced that on August 23, 2013, our Board of Directors approved our New Repurchase Program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our New Repurchase Program is in addition to our 2011 Repurchase Program and does not have a stated expiration date. Our New Repurchase Program is expected to result in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares that vested during the quarter, (c) performance shares or restricted shares returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by, or sold to us by, the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

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

The following table summarizes our selected historical financial information for each of the last five fiscal years. Amounts pertaining to our results of operations are presented on a continuing operations basis. Discontinued operations are more fully discussed in Note 3: Discontinued Operations in the Notes. The selected financial information shown below has been derived from our audited Consolidated Financial Statements, which for data presented for fiscal 2013 and 2012 are included elsewhere in this Report. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes, included elsewhere in this Report.

	Fiscal Years Ended
	2013 (1)	2012 (2)	2011 (3)	2010 (4)	2009 (5)
	(In millions, except per share amounts)
Results of Operations:
Revenue from product sales and services	$5,111.7	$5,451.3	$5,418.4	$4,725.0	$4,430.7
Cost of product sales and services	3,385.0	3,569.3	3,532.5	3,052.9	3,098.2
Interest expense	109.1	113.2	90.4	72.1	52.8
Income from continuing operations before income taxes	664.6	841.9	905.5	876.4	729.0
Income taxes	202.7	286.0	306.8	295.4	229.4
Income from continuing operations	461.9	555.9	598.7	581.0	499.6
Discontinued operations, net of income taxes	(353.4)	(528.1)	(11.6)	(19.4)	(624.2)
Net income (loss)	108.5	27.8	587.1	561.6	(124.6)
Noncontrolling interests, net of income taxes	4.5	2.8	0.9	—	162.5
Net income attributable to Harris Corporation	113.0	30.6	588.0	561.6	37.9
Average shares outstanding (diluted)	111.2	114.8	126.3	130.0	133.0
Per Share Data (Diluted) Attributable to Harris Corporation Common Shareholders:
Income from continuing operations	$4.16	$4.80	$4.69	$4.42	$3.73
Loss from discontinued operations, net of income taxes	(3.15)	(4.54)	(0.09)	(0.14)	(3.45)
Net income	1.01	0.26	4.60	4.28	0.28
Cash dividends	1.48	1.22	1.00	0.88	0.80
Financial Position at Fiscal Year-End:
Net working capital	$650.7	$1,186.0	$786.3	$952.8	$749.7
Net property, plant and equipment	653.2	659.4	872.8	609.7	543.2
Long-term debt	1,577.1	1,883.0	1,887.2	1,176.6	1,177.3
Total assets	4,858.4	5,592.8	6,172.8	4,743.6	4,465.1
Equity	1,561.2	1,946.1	2,512.0	2,190.1	1,869.1
Book value per share	14.60	17.35	20.40	17.18	14.23

(1)	Results for fiscal 2013 included an $83.0 million after-tax ($.74 per diluted share) charge, net of government cost reimbursement, for Company-wide restructuring and other actions, including prepayment of long-term debt, asset impairments, a write-off of capitalized software, facility consolidation, workforce reductions and other associated costs.

(2)	Results for fiscal 2012 included a $46.3 million after-tax ($.40 per diluted share) charge for integration and other costs in our Integrated Network Solutions segment associated with our acquisitions of CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”), Schlumberger group’s Global Connectivity Services business (“Schlumberger GCS”) and Carefx.

(3)	Results for fiscal 2011 included a $36.8 million after-tax ($.29 per diluted share) charge for integration and other costs in our Integrated Network Solutions segment associated with our acquisitions of CapRock, Schlumberger GCS, the terrestrial network infrastructure assets of the government business of Core180, Inc. (the “Core180 Infrastructure”) and Carefx.

(4)	Results for fiscal 2010 included a $14.5 million after-tax ($.11 per diluted share) charge for integration and other costs in our RF Communications segment associated with our acquisition of substantially all of the assets of the Tyco Electronics wireless systems business.

(5)	Results for fiscal 2009 included an $18.0 million after-tax ($.14 per diluted share) charge, net of government cost reimbursement, for Company-wide cost-reduction actions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following is a list of the sections of MD&A, together with our perspective on the contents of these sections of MD&A, which we hope will assist in reading these pages:

•

Business Considerations — a general description of our business; the value drivers of our business and our strategy for achieving value; fiscal 2013 results of operations and liquidity and capital resources key indicators; and industry-wide opportunities, challenges and risks that are relevant to us in the defense, government and commercial markets. In this section of MD&A, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders.

•

Operations Review — an analysis of our consolidated results of operations and of the results in each of our three business segments, to the extent the segment operating results are helpful to an understanding of our business as a whole, for the three years presented in our financial statements. In this section of MD&A, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders.

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

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our continuing operations in the following three business segments:

•

Our RF Communications segment, serving (i) U.S. Department of Defense and International Tactical Communications (“Tactical Communications”) and (ii) Public Safety and Professional Communications markets;

•

Our Integrated Network Solutions segment, serving (i) IT Services, (ii) Managed Satellite and Terrestrial Communications Solutions (which we sometimes refer to as “Harris CapRock Communications”) and (iii) Healthcare Solutions markets; and

•	Our Government Communications Systems segment, serving (i) Civil, (ii) National Intelligence and (iii) Defense markets.

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit CIS, which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest Broadcast Communications, which provided digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Fiscal 2012 Form 10-K. On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC pursuant to a definitive Asset Sale Agreement entered into December 5, 2012. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. Our historical financial results for periods prior to fiscal 2012 presented in this Report, except for disclosures related to our cash flows, have been restated to account for CIS and Broadcast Communications as discontinued operations. For additional information regarding discontinued operations, see Note 3: Discontinued Operations in the Notes. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.

Financial information with respect to all of our other activities, including corporate costs not allocated to the operating segments or discontinued operations, is reported as part of the “Unallocated corporate expense” or “Non-operating income (loss)” line items in our Consolidated Financial Statements and accompanying Notes.

Value Drivers of Our Business and Our Strategy for Achieving Value

Our mission statement is as follows: “Harris Corporation will be the best-in-class global provider of mission-critical assured communications® products, systems and services to both government and commercial customers, combining advanced technology and application knowledge to offer a superior value proposition.” We are committed to achieving the highest standards of excellence in every aspect of our business operations. We believe that effectively executing against this commitment to excellence will enable us to accomplish our mission statement and our long-term strategy and thereby create shareholder value. We currently focus on the following long-term strategy elements as our key value drivers:

•	Sustaining and growing our core markets;
•	Accelerating the performance of initiatives in key growth markets;
•	Driving operational excellence; and
•	Improving cash flow and optimizing capital deployment.

Sustaining and growing our core markets:    We have established strong positions in our core tactical radio, government communications systems and IT services markets. Our foundational technologies and customer relationships in these core markets differentiate us from many of our peers and help drive our growth. We are focused on sustaining and growing these core markets by utilizing the following strategies:

Tactical Communications:    Continue to leverage our position as a leading global supplier of secure tactical radio communications and embedded high-grade encryption solutions for military, government and commercial customers. Capitalize on the opportunity to transform the legacy narrowband market in a modernization cycle driven by wideband technology, as well as the demand in international defense markets driven by the transition to wideband and the need for network system solutions. Create new demand by investing in and developing new products that strengthen our position in our current core markets and enable us to penetrate attractive adjacent markets.

Government Communications Systems:    Continue to conduct advanced research and to develop, produce, integrate and support advanced communications and information systems that solve the mission-critical challenges of our civilian, intelligence and defense government customers worldwide, primarily the U.S. Government. Leverage core capabilities such as mission-critical networks, SATCOM, ground systems, avionics, data links, ISR and space systems. Extend core franchise programs and sustain high margins.

IT Services:    Continue to design, integrate, deploy, operate and support secure communications systems and information networks for complex, mission-critical applications for our defense, intelligence, homeland security and civilian government customers. Leverage our position as a prime contractor on many key IT services IDIQ contract vehicles. Leverage our IT services scale and capabilities in the vertical markets we serve across our Company.

Accelerating the performance of initiatives in key growth markets:    We are focused on accelerating the performance of initiatives in key growth markets, such as public safety and professional communications, healthcare IT, commercial managed satellite communications solutions and emerging international markets. We expect growth in the public safety and professional communications market to be fueled by the continued rollout of APCO P25 and the next-generation, 4G LTE standard for wireless broadband. In this market, we have provided 700 MHz band LTE pilot programs to multiple U.S. cities and successfully conducted the first live, multi-state LTE demonstration for first responders, which enabled them to share streaming video, voice and mapping. In the healthcare IT market, we have achieved significant growth, particularly in the government healthcare segment, and we expect continued growth, driven by U.S. Federal mandates to reduce costs and improve patient outcomes. We believe demand for fully managed, end-to-end satellite communications solutions is growing rapidly from energy, maritime and government customers, driven by new applications and the expansion of services within existing markets, and our solutions focus on voice, data and networking solutions for remote sites and are supported by the largest global managed satellite network in the world. Sales and opportunities outside of the U.S. continue to expand, with good opportunities to leverage our capabilities with ultra-reliable and secure communications and IT, particularly in regions such as the Middle East and Brazil. In the Middle East, we believe needs for defense, homeland security and oil exploration and production have created opportunities for tactical radios, geospatial intelligence and managed satellite communications solutions. In Brazil, where we have increased our facilities and staff, we believe demand will be driven by defense and border security requirements, public safety infrastructure upgrades, air traffic control system modernization and offshore oil exploration.

Driving operational excellence:    We are committed to driving operational excellence, and Harris Business Excellence (“HBX”) is our new operational excellence platform that is designed to leverage resources and transform the way we do business by enabling every employee to engage in sustained, continuous improvement that delivers better business performance and improved customer satisfaction. HBX incorporates standardized, industry-proven processes and tools based on Lean Six Sigma principles to help us execute more effectively and to accelerate our long-term growth opportunities. We expect HBX to help increase productivity, accelerate asset velocity and improve customer satisfaction as we strive to optimize processes, eliminate waste, reduce costs and enhance quality across our Company, including in areas such as manufacturing and field operations, supply chain and overhead functions. We are continuing our efforts, for example, to use automation to replace manual processes; to reduce the cost of poor quality, such as the cost of warranty work, rework, repairs and scrap; to consolidate suppliers and drive our outsourcing partners to lower cost geographies; and to more fully deploy lean techniques. We also are continuing our working capital initiatives, including to drive down unbilled costs, optimize payment terms, reduce accounts receivable and shorten billing cycles. We intend to use the savings and returns generated from driving operational excellence to reinvest in our Company through higher investments in research and development, to fund accretive strategic acquisitions in our core markets and attractive adjacent markets and to return cash to our shareholders through dividends and share repurchases.

Improving cash flow and optimizing capital deployment:    We are focused on improving cash flow and optimizing capital deployment. We seek to improve our operating cash flow through our efforts to aggressively drive cash generation and through our working capital-related operational excellence initiatives. In addition, we expect to continue to scrutinize how we are spending capital and keep tight capital controls in order to maintain lower levels of capital expenditures. These efforts combined are expected to generate greater free cash flow (which we define as operating cash flow less capital expenditures). Our philosophy for uses of free cash flow continues to be returning cash to our shareholders through paying attractive dividends and share repurchases, maintaining a healthy balance sheet and pursuing accretive strategic acquisitions in our core markets and attractive adjacent markets. Over the past two fiscal years, for example, we have returned $1.2 billion of cash to our shareholders through paying $304 million in dividends and using $867 million to repurchase 20,529,973 shares of our common stock under our 2011 Repurchase Program.

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

Fiscal 2013 Results of Operations Key Indicators:    Income from continuing operations, income from continuing operations per diluted common share, revenue, and income from continuing operations as a percentage of revenue represent key measurements of our value drivers:

•	Income from continuing operations decreased 16.5 percent to $466.4 million in fiscal 2013 from $558.7 million in fiscal 2012;
•	Income from continuing operations per diluted common share decreased 13.3 percent to $4.16 in fiscal 2013 from $4.80 in fiscal 2012;
•	Revenue decreased 6.2 percent to $5.1 billion in fiscal 2013 from $5.5 billion in fiscal 2012; and
•	Income from continuing operations as a percentage of revenue decreased to 9.1 percent in fiscal 2013 from 10.2 percent in fiscal 2012.

Refer to MD&A heading “Operations Review” below in this Report for more information.

Liquidity and Capital Resources Key Indicators:    Net cash provided by operating activities, return on invested capital and return on average equity also represent key measurements of our value drivers:

•	Net cash provided by operating activities decreased to $833.0 million in fiscal 2013 from $852.9 million in fiscal 2012;
•

Return on invested capital (defined as after-tax operating income from continuing operations divided by the two-point average of invested capital at the beginning and ending of the fiscal year, where invested capital equals equity plus debt, less cash and cash equivalents) increased to 17.1 percent in fiscal 2013 from 15.8 percent in fiscal 2012; and

•

Return on average equity (defined as income from continuing operations divided by the two-point average of equity at the beginning and ending of the fiscal year) increased to 26.6 percent in fiscal 2013 from 25.1 percent in fiscal 2012.

Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” below in this Report for more information on net cash provided by operating activities.

Industry-Wide Opportunities, Challenges and Risks

Department of Defense and Other U.S. Federal Markets:    The President’s budget request for U.S. Government Fiscal Year (“GFY”) 2014 was released in April 2013. Since then, alternative spending plans have been proposed by Congress, but no budget has been passed. If a budget is not passed before GFY 2014 begins, the U.S. Government likely will operate under a continuing resolution similar to previous years. In addition, the President’s budget request ignores the potential for sequestration, but if budget caps are breached during GFY 2014, automatic sequestration cuts will take effect as mandated under the Budget Control Act of 2011 (the “BCA”), as amended by the American Taxpayer Relief Act of 2012 (the “ATRA”). If triggered, sequestration cuts would impact both defense and non-defense U.S. Government spending, but there currently is no proposed plan for how the sequestration cuts would impact specific funding line items. In GFY 2013, automatic sequestration cuts were triggered and reflected in the enacted GFY 2013 budget.

The potential impact of sequestration on defense spending in GFY 2014 has been highly publicized. The DoD’s budget request for GFY 2014 is $606.0 billion, consisting of $526.6 billion for the baseline budget and $79.4 billion for Overseas Contingency Operations (“OCO”). The defense spending cap for the baseline budget as mandated by the BCA is $552.0 billion before sequestration and $497.3 billion after the impact of a full sequestration. The enacted GFY 2013 budget was $527.5 billion for the baseline DoD budget and $87.2 billion for OCO.

Although we expect that uncertainty related to U.S. Government budgets will continue and that declining U.S. Government budgets and the slow government spending environment will remain a challenge, the funding priorities within the President’s budget request for GFY 2014 align well with our key programs serving the U.S. Government, such as funding for tactical radio modernization, managing the FAA’s FTI network, the start-up of the FAA’s NextGen programs, providing the ground processing system for NOAA’s GOES-R weather program, foreign military sales and national intelligence. However, there can be no assurance regarding the potential impact of sequestration on our key programs.

State and Local:    We also provide products to state and local government agencies that are committed to protecting our homeland and public safety. Despite near-term budget pressures for state and local government agencies, we believe more normal spending patterns will resume in the long term as these agencies continue upgrading their technologies to improve communications and interoperability, although there can be no assurance that they will do so or that they will not be impacted by pressures on U.S. Government grant funding to state and local government agencies.

International:    We believe demand for communications and IT infrastructure technology and services in emerging global markets presents a major opportunity for growth. International markets continue to drive toward tactical communications upgrades and interoperability. We have also identified substantial opportunities with international governments with respect to their defense spending on national security and on tactical communications modernization and standardization programs. A major focus for us will be in the Middle East and Brazil. We believe increased spending on defense, homeland security and oil exploration and production in the Middle East has created opportunities for sales of tactical radios, geospatial intelligence and managed satellite communications solutions. We believe growth in Brazil is being driven by defense and border security requirements, the compelling need for public safety infrastructure upgrades and air traffic control system modernization, and demand for managed communications for offshore oil exploration.

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

Commercial:    We are working to leverage our proven technologies for government applications into attractive commercial applications and expand in high-growth commercial markets. These markets include IT services and managed services supporting energy, maritime and healthcare networks. We are trusted to run some of the U.S.’s largest, secure mission-critical information networks, and demand for communications and IT infrastructure in emerging global markets remains robust. In the energy market, we believe oil exploration must accelerate to meet rising global demand for oil and that drivers of industry demand, including commodity prices, drilling rig counts and well completions and workover activity, should remain favorable in most geographic market areas. In the maritime market, demand for improved connectivity is increasing along with the number of vessels (ocean crossing freighters, cruise ships and leisure yachts) needing it. In the healthcare market, we believe there are significant opportunities for growth as we capitalize on trends towards accelerating electronic health record adoption and sharing; accountable care driving hospital consolidation and enterprise solutions; and increased penalties for healthcare data security violations fueling demand for cyber solutions.

Our management believes that our experience and capabilities are well aligned with, and that we are positioned to capitalize on, the market trends noted above in this Report. Although we believe that some of these developments may temper near-term growth, we also expect they generally will have a longer-term positive impact on us. However, we remain subject to general economic conditions that could adversely affect us and our suppliers and customers. We also remain subject to other risks associated with these markets, including technological uncertainties, adoption of our new products and other risks which are discussed below under “Forward-Looking Statements and Factors that May Affect Future Results” and in “Item 1A. Risk Factors” of this Report.

OPERATIONS REVIEW

Consolidated Results of Operations

	Fiscal Years Ended
	2013	2012	2013/2012 Percent Increase/ (Decrease)	2011	2012/2011 Percent Increase/ (Decrease)
	(Dollars in millions, except per share amounts)
Revenue:
RF Communications	$1,849.0	$2,144.1	(13.8)%	$2,289.2	(6.3)%
Integrated Network Solutions	1,538.6	1,571.2	(2.1)%	1,445.3	8.7%
Government Communications Systems	1,828.1	1,833.8	(0.3)%	1,776.5	3.2%
Corporate eliminations	(104.0)	(97.8)	6.3%	(92.6)	5.6%

Total revenue	5,111.7	5,451.3	(6.2)%	5,418.4	0.6%

Cost of product sales and services:
Cost of product sales	(1,919.4)	(2,137.6)	(10.2)%	(2,141.2)	(0.2)%
% of revenue from product sales	59.9%	59.4%		58.0%
Cost of services	(1,465.6)	(1,431.7)	2.4%	(1,391.3)	2.9%
% of revenue from services	76.8%	77.2%		80.6%

Total cost of product sales and services	(3,385.0)	(3,569.3)	(5.2)%	(3,532.5)	1.0%
% of total revenue	66.2%	65.5%		65.2%

Gross margin	1,726.7	1,882.0	(8.3)%	1,885.9	(0.2)%
% of total revenue	33.8%	34.5%		34.8%

Engineering, selling and administrative expenses	(914.5)	(940.9)	(2.8)%	(890.9)	5.6%
% of total revenue	17.9%	17.3%		16.4%

Non-operating income (loss)	(40.7)	11.5	*	(1.9)	*
Net interest expense	(106.9)	(110.7)	(3.4)%	(87.6)	26.4%

Income from continuing operations before income taxes	664.6	841.9	(21.1)%	905.5	(7.0)%
Income taxes	(202.7)	(286.0)	(29.1)%	(306.8)	(6.8)%
Effective tax rate	30.5%	34.0%		33.9%

Income from continuing operations	461.9	555.9	(16.9)%	598.7	(7.1)%
Noncontrolling interests, net of income taxes	4.5	2.8	60.7%	0.9	211.1%

Income from continuing operations attributable to Harris Corporation common shareholders	466.4	558.7	(16.5)%	599.6	(6.8)%
% of total revenue	9.1%	10.2%		11.1%

Discontinued operations, net of income taxes	(353.4)	(528.1)	(33.1)%	(11.6)	*

Net income attributable to Harris Corporation common shareholders	$113.0	$30.6	269.3%	$588.0	(94.8)%

Income from continuing operations per diluted common share attributable to Harris Corporation common shareholders	$4.16	$4.80	(13.3)%	$4.69	2.3%

*	Not meaningful

Revenue

Fiscal 2013 Compared With Fiscal 2012:    The decrease in revenue in fiscal 2013 compared with fiscal 2012 was primarily due to lower revenue in our RF Communications and Integrated Network Solutions segments. The $295 million decrease in revenue in our RF Communications segment was primarily due to lower Tactical Communications revenue. The $33 million decrease in revenue in our Integrated Network Solutions segment was due to lower IT Services revenue, partially offset by moderate revenue growth in Harris CapRock Communications and Healthcare Solutions.

Fiscal 2012 Compared With Fiscal 2011:    The increase in revenue in fiscal 2012 compared with fiscal 2011 was primarily due to higher revenue in our Integrated Network Solutions segment, which benefited from our acquisitions of CapRock, Schlumberger GCS and Carefx in fiscal 2011, and higher revenue in our Government Communications Systems segment, partially offset by lower revenue in our RF Communications segment. Revenue in our RF Communications segment in fiscal 2011 benefited significantly from expedited shipments of tactical radios to equip Mine Resistant Ambush-Protected Vehicles (“MRAPs”).

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Gross Margin

Fiscal 2013 Compared With Fiscal 2012:    The decrease in gross margin in fiscal 2013 compared with fiscal 2012 was primarily due to the decrease in revenue. The decrease in gross margin as a percentage of revenue (“gross margin percentage”) in fiscal 2013 compared with fiscal 2012 was primarily due to a lower percentage of our overall sales generated by our higher-margin RF Communications segment and a 1.9 percentage point decrease in gross margin percentage in our Integrated Network Solutions segment, partially offset by a 1.4 percentage point increase in gross margin percentage in our RF Communications segment.

Fiscal 2012 Compared With Fiscal 2011:    The slight decrease in gross margin percentage in fiscal 2012 compared with fiscal 2011 was primarily due to a lower percentage of our overall sales generated by our higher-margin RF Communications segment and a decrease in gross margin percentage at RF Communications, primarily due to a less favorable product mix as a result of significantly lower sales of tactical radios to equip MRAPs. This decrease in gross margin percentage was mostly offset by higher gross margins at our Integrated Network Solutions segment, which had higher gross margin percentages in all of its business areas.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

Fiscal 2013 Compared With Fiscal 2012:    The increase in engineering, selling and administrative (“ESA”) expenses as a percentage of revenue (“ESA percentage”) in fiscal 2013 compared with fiscal 2012 was primarily due to a 3.0 percentage point increase in ESA percentage in our RF Communications segment, partially offset by a 2.5 percentage point decrease in ESA percentage in our Integrated Network Solutions segment. The increase in ESA percentage in our RF Communications segment was primarily driven by ESA expenses in fiscal 2013 that were essentially flat with fiscal 2012 relative to a 14 percent decrease in segment revenue. Although benefiting from operational excellence initiatives and restructuring actions, RF Communications segment ESA expenses in fiscal 2013 were higher primarily due to an 8 percent increase in spending on research and development compared with fiscal 2012 and also included a $9 million charge for restructuring actions in the fourth quarter of fiscal 2013. The decrease in ESA percentage in our Integrated Network Solutions segment in fiscal 2013 compared with fiscal 2012 was primarily due to lower general and administrative expenses, including the impact of ongoing cost-reduction efforts and $58 million of charges recorded in fiscal 2012 for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx, partially offset by $44 million of charges recorded in fiscal 2013 for asset impairments and a write-off of capitalized software due to a change in accounting estimate.

Overall Company-sponsored research and development costs were $254.1 million in fiscal 2013 (including a write-off of capitalized software in our Integrated Network Solutions segment as noted above) compared with $218.9 million in fiscal 2012.

Fiscal 2012 Compared With Fiscal 2011:    The increase in ESA expenses, and ESA expenses as a percentage of revenue, in fiscal 2012 compared with fiscal 2011 was primarily due to our acquisitions of Schlumberger GCS and Carefx in fiscal 2011, in addition to integration and other costs associated with these acquisitions.

Overall Company-sponsored research and product development costs, which are included in ESA expenses, were $218.9 million in fiscal 2012 compared with $239.8 million in fiscal 2011.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Non-Operating Income (Loss)

Fiscal 2013 Compared With Fiscal 2012:    Non-operating loss in fiscal 2013 was primarily due to a $33.2 million charge associated with our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015, a $10.8 million impairment of a cost-method investment and a $6.4 million impairment of an investment in a joint venture, partially offset by a $9.0 million gain on the sale of securities available-for-sale. Non-operating income in fiscal 2012 was primarily due to royalty income related to certain patents.

Fiscal 2012 Compared With Fiscal 2011:    Non-operating income in fiscal 2012 was primarily due to royalty income related to certain patents. Non-operating loss in fiscal 2011 was primarily due to costs related to intellectual property litigation incidental to our business.

See Note 20: Non-Operating Income (Loss) in the Notes for further information.

Net Interest Expense

Fiscal 2013 Compared With Fiscal 2012:    Our net interest expense decreased slightly in fiscal 2013 compared with fiscal 2012 primarily due to our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015.

Fiscal 2012 Compared With Fiscal 2011:    Our net interest expense increased in fiscal 2012 compared with fiscal 2011 primarily due to higher levels of borrowings to fund our acquisitions of Schlumberger GCS and Carefx in fiscal 2011 and repurchases under our share repurchase program during the first quarter of fiscal 2012.

See Note 17: Interest Expense in the Notes for further information.

Income Taxes

Fiscal 2013 Compared With Fiscal 2012:    In fiscal 2013, legislation was enacted that restored the U.S. Federal income tax credit for qualifying research and development expenses. This resulted in a benefit of approximately $8.4 million (approximately 1.3 percent of income from continuing operations before income taxes) in calculating our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes). In fiscal 2013, our effective tax rate also benefited from additional deductions (primarily manufacturing deductions) claimed on our fiscal 2012 tax return compared with our recorded estimates at the end of fiscal 2012, favorable tax settlements, tax elections resulting in the deductibility of certain expenses, a reduction in estimated non-U.S. tax liabilities, a reduction in state taxes due to changes in certain state tax laws and confirmation of the availability of certain acquired tax attributes due to audit resolution. In fiscal 2012, our effective tax rate benefited from a true-up of our fiscal 2011 estimate of tax credits and manufacturing deductions for fiscal 2011 compared with our previous estimates, as well as from a reduction in state taxes due to changes in certain state tax laws and a reduction in estimated tax liabilities.

Fiscal 2012 Compared With Fiscal 2011:    In fiscal 2012, the major discrete items from which our effective tax rate benefited are the same as noted above regarding fiscal 2013 compared with fiscal 2012. In fiscal 2011, the major discrete item from which our effective tax rate benefited was a $5.9 million tax benefit associated with legislative action during the second quarter of fiscal 2011 that restored the U.S. Federal income tax credit for qualifying research and development expenses.

See Note 22: Income Taxes in the Notes for further information.

Discontinued Operations, Net of Income Taxes

Fiscal 2013 Compared With Fiscal 2012:    Discontinued operations in fiscal 2013 included a loss of $32.7 million ($32.2 million after-tax) on the sale of Broadcast Communications in the third quarter of fiscal 2013, as well as non-cash impairment charges totaling $314.4 million ($297.3 million after-tax) recorded during the first two quarters of fiscal 2013 related to Broadcast Communications based on indicators of value, including financial performance, market conditions, indications of value from interested parties and our entering into a definitive Asset Sale Agreement relating to the sale of Broadcast Communications. Additionally, based on market indications during fiscal 2013, we recorded non-cash impairment charges totaling $16.5 million ($10.1 million after-tax) to write down assets of CIS to their estimated fair value, less estimated costs to sell. Discontinued operations in fiscal 2012 included non-cash impairment charges totaling $447.6 million ($417.0 million after-tax) related to Broadcast Communications and charges of $142.6 million ($90.2 million after-tax) for impairment of goodwill and other long-lived assets and for exit and disposal costs related to CIS.

Fiscal 2012 Compared With Fiscal 2011:    Discontinued operations in fiscal 2012 included the charges recorded in fiscal 2012 related to Broadcast Communications and CIS described above.

See Note 3: Discontinued Operations in the Notes for further information.

Income From Continuing Operations Per Diluted Common Share Attributable to Harris Corporation Common Shareholders

Fiscal 2013 Compared With Fiscal 2012:    The decrease in income from continuing operations per diluted common share in fiscal 2013 compared with the fiscal 2012 was primarily due to the same reasons noted in the discussions above in this MD&A regarding fiscal 2013 and 2012, partially offset by the reduction in average common shares outstanding as a result of shares repurchased.

Fiscal 2012 Compared With Fiscal 2011:    The increase in income from continuing operations per diluted common share in fiscal 2012 compared with the fiscal 2011 was primarily due to the same reasons noted in the discussions above in this MD&A regarding fiscal 2012 and 2011 and by the significant reduction in average common shares outstanding as a result of shares repurchased.

See the “Common Stock Repurchases” discussion below in this MD&A for further information.

Discussion of Business Segment Results of Operations

RF Communications Segment

	2013	2012	2013/2012 Percent Increase/ (Decrease)	2011	2012/2011 Percent Increase/ (Decrease)
	(Dollars in millions)
Revenue	$1,849.0	$2,144.1	(13.8)%	$2,289.2	(6.3)%
Cost of product sales and services	(886.0)	(1,057.0)	(16.2)%	(1,078.6)	(2.0)%

Gross margin	963.0	1,087.1	(11.4)%	1,210.6	(10.2)%
% of revenue	52.1%	50.7%		52.9%

ESA expenses	(386.1)	(383.4)	0.7%	(423.6)	(9.5)%
% of revenue	20.9%	17.9%		18.5%

Segment operating income	$576.9	$703.7	(18.0)%	$787.0	(10.6)%

% of revenue	31.2%	32.8%		34.4%

Fiscal 2013 Compared With Fiscal 2012:    Segment revenue in fiscal 2013 included $1,255.5 million in Tactical Communications, a 20 percent decrease from $1,570.4 million in fiscal 2012; and $593.5 million in Public Safety and Professional Communications, a 3 percent increase from $573.7 million in fiscal 2012. The decrease in Tactical Communications revenue in fiscal 2013 compared with fiscal 2012 reflects the impact of U.S. and international tactical radio procurement delays due to the slowdown in spending resulting from U.S. Government funding constraints experienced under the continuing resolution and magnified when sequestration was triggered, as well as several key order delays in the international market.

The decrease in segment gross margin in fiscal 2013 compared with fiscal 2012 was due to lower revenue in Tactical Communications. The increase in segment gross margin percentage in fiscal 2013 compared with fiscal 2012 was primarily driven by a favorable product mix within Tactical Communications and a $7 million benefit from the cumulative effect of a correction made in the fourth quarter of fiscal 2013 in the timing of cost recognition on tactical radio programs. The increase in segment ESA expenses as a percentage of revenue in fiscal 2013 compared with fiscal 2012 was primarily driven by segment ESA expenses that were only slightly higher compared with fiscal 2012 relative to a 14 percent decrease in segment revenue. Although benefiting from operational excellence initiatives and restructuring actions, segment ESA expenses in fiscal 2013 were slightly higher primarily due to an 8 percent increase in spending on research and development compared with fiscal 2012 and also included a $9 million charge for restructuring actions in the fourth quarter of fiscal 2013. The decrease in segment operating income as a percentage of revenue (“operating margin percentage”) in fiscal 2013 compared with fiscal 2012 reflected the items discussed above and was primarily due to the decrease in revenue in Tactical Communications.

Segment orders were $1.90 billion for fiscal 2013, including $1.34 billion in Tactical Communications and $562 million in Public Safety and Professional Communications, compared with $1.94 billion for fiscal 2012, including $1.47 billion in Tactical Communications and $468 million in Public Safety and Professional Communications. Segment funded backlog was $1.34 billion at the end of fiscal 2013, including $743 million in Tactical Communications and $598 million in Public Safety and Professional Communications, compared with $1.30 billion at the end of fiscal 2012, including $665 million in Tactical Communications and $635 million in Public Safety and Professional Communications.

The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 43 percent in fiscal 2013 and 46 percent in fiscal 2012.

Fiscal 2012 Compared With Fiscal 2011:    Segment revenue in fiscal 2012 included $1,570.4 million in Tactical Communications, a 12 percent decrease from $1,775.4 million in fiscal 2011; and $573.7 million in Public Safety and Professional Communications, a 12 percent increase from $513.8 million in fiscal 2011. The decreases in segment revenue, gross margin, gross margin percentage, ESA expenses as a percentage of revenue, operating income and operating margin percentage in fiscal 2012 compared with fiscal 2011 were primarily due to our managing through a transition in the DoD market from one previously driven by operational tempo to a modernization cycle driven by wideband technology, and also from revenue, operating income and operating margin percentage in the first two quarters of fiscal 2011 benefiting from $80 million in expedited shipments of tactical radios to equip MRAPs and the related favorable product mix.

Segment orders were $1.94 billion for fiscal 2012, including $1.47 billion in Tactical Communications and $468 million in Public Safety and Professional Communications, compared with $2.03 billion for fiscal 2011, including $1.30 billion in Tactical Communications and $730 million in Public Safety and Professional Communications. Segment funded backlog was $1.30 billion at the end of fiscal 2012, including $665 million in Tactical Communications and $635 million in Public Safety and Professional Communications, compared with $1.50 billion at the end of fiscal 2011, including $766 million in Tactical Communications and $737 million in Public Safety and Professional Communications.

The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 46 percent in fiscal 2012 and 63 percent in fiscal 2011.

Integrated Network Solutions Segment

	2013	2012	2013/2012 Percent Increase/ (Decrease)	2011	2012/2011 Percent Increase/ (Decrease)
	(Dollars in millions)
Revenue	$1,538.6	$1,571.2	(2.1)%	$1,445.3	8.7%
Cost of product sales and services	(1,239.2)	(1,235.2)	0.3%	(1,192.7)	3.6%

Gross margin	299.4	336.0	(10.9)%	252.6	33.0%
% of revenue	19.5%	21.4%		17.5%

ESA expenses	(221.9)	(266.1)	(16.6)%	(161.9)	64.4%
% of revenue	14.4%	16.9%		11.2%

Segment operating income	$77.5	$69.9	10.9%	$90.7	(22.9)%

% of revenue	5.0%	4.4%		6.3%

Fiscal 2013 Compared With Fiscal 2012:    The decrease in segment revenue in fiscal 2013 compared with fiscal 2012 was primarily due to an 11 percent decrease in IT Services revenue, primarily from the loss of the Patriot program, partially offset by revenue growth in Harris CapRock Communications and Healthcare Solutions of 8 percent and 7 percent, respectively.

The decrease in segment gross margin and gross margin percentage in fiscal 2013 compared with fiscal 2012 was primarily attributable to a decrease in gross margin percentage on satellite and terrestrial communications services, increased costs associated with delivering software products and increased costs on a service contract with a government healthcare customer. The decreases in segment ESA expenses and ESA expenses as a percentage of revenue in fiscal 2013 compared with fiscal 2012 were primarily due to lower general and administrative expenses, including the impact of ongoing cost-reduction efforts and $58 million of charges recorded in fiscal 2012 for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx, partially offset by $44 million of charges recorded in fiscal 2013 for asset impairments and a write-off of capitalized software due to a change in accounting estimate. The increases in segment operating income and operating margin percentage in fiscal 2013 compared with fiscal 2012 were attributable to the decreases in segment ESA expenses and ESA expenses as a percentage of revenue discussed above, partially offset by the decrease in segment gross margin percentage discussed above.

Segment orders were $1.55 billion for fiscal 2013 compared with $1.72 billion for fiscal 2012. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 61 percent in fiscal 2013 and 66 percent in fiscal 2012.

Fiscal 2012 Compared With Fiscal 2011:    The increase in segment revenue in fiscal 2012 compared with 2011 was primarily due to higher revenue in Harris CapRock Communications, both organically and from our acquisitions of CapRock and Schlumberger GCS in fiscal 2011, and higher revenue related to Healthcare Solutions, including revenue from Carefx (which we also acquired in fiscal 2011). These drivers of the increase in revenue were partially offset by declining revenue in IT services from the loss of the Patriot program and the completion of system and network integration services for the U.S. Army Materiel Command. During fiscal 2011, we were not awarded the recompete for the Patriot program which resulted in lower revenue from this program in fiscal 2012 compared with fiscal 2011.

The increase in segment gross margin percentage in fiscal 2012 compared with fiscal 2011 was driven by increases in gross margin percentage across the segment in IT Services, Harris CapRock Communications and Healthcare Solutions. The increases in segment ESA expenses and ESA expenses as a percentage of revenue in fiscal 2012 compared with fiscal 2011 were primarily due to the impact of the acquisitions of Schlumberger GCS and Carefx in the fourth quarter of fiscal 2011, in addition to charges in fiscal 2012 for integration and other costs associated with these acquisitions. The decreases in segment operating income and operating margin percentage in fiscal 2012 compared with fiscal 2011 were primarily attributable to the increases in segment ESA expenses and ESA expenses as a percentage of revenue discussed above, and a loss at Healthcare Solutions and lower operating income at IT Services, partially offset by the increase in segment gross margin percentage discussed above.

On July 30, 2010, we acquired privately held CapRock, a global provider of mission-critical, managed satellite communications services for the government, energy and maritime industries, for a total net purchase price of $517.5 million. On April 4, 2011, we acquired Schlumberger GCS, a provider of satellite and terrestrial communications services for the worldwide energy industry, for a total net purchase price of $380.6 million. Also on April 4, 2011, we acquired privately held Carefx, a provider of interoperability workflow solutions through its clinical software solution suite for government and commercial healthcare providers, for a total net purchase price of $153.3 million. Our fiscal 2011 results of operations included eleven months of operating results associated with CapRock, representing the period subsequent to that acquisition, and three months of operating results associated with Schlumberger GCS and Carefx, representing the period subsequent to those acquisitions. For further information related to these acquisitions, see Note 4: Business Combinations in the Notes.

Segment orders were $1.72 billion for fiscal 2012 compared with $1.45 billion for fiscal 2011. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 66 percent in fiscal 2012 and 74 percent in fiscal 2011.

Government Communications Systems Segment

	2013	2012	2013/2012 Percent Increase/ (Decrease)	2011	2012/2011 Percent Increase/ (Decrease)
	(Dollars in millions)
Revenue	$1,828.1	$1,833.8	(0.3)%	$1,776.5	3.2%
Cost of product sales and services	(1,363.8)	(1,374.9)	(0.8)%	(1,353.8)	1.6%

Gross margin	464.3	458.9	1.2%	422.7	8.6%
% of revenue	25.4%	25.0%		23.8%

ESA expenses	(209.6)	(202.7)	3.4%	(195.7)	3.6%
% of revenue	11.5%	11.1%		11.0%

Segment operating income	$254.7	$256.2	(0.6)%	$227.0	12.9%

% of revenue	13.9%	14.0%		12.8%

Fiscal 2013 Compared With Fiscal 2012:    Segment revenue in fiscal 2013 compared with fiscal 2012 decreased slightly, primarily due to lower revenue from DoD customers and from certain classified programs that were impacted by sequestration, mostly offset by higher revenue from the SGSS program for NASA and ADS-B receiver payloads for Aireon, LLC.

Segment operating margin percentage was essentially flat in fiscal 2013 compared with fiscal 2012. The slight increase in segment gross margin percentage, primarily driven by strong program performance, including the retirement of risk on certain space programs, was offset by slightly higher segment ESA expenses as a percentage of sales, primarily from a $10 million charge associated with Company-wide restructuring and other actions in the fourth quarter of fiscal 2013.

Segment orders were $1.92 billion for fiscal 2013 and $1.93 billion for fiscal 2012. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 94 percent in fiscal 2013 and approximately 97 percent in fiscal 2012.

Fiscal 2012 Compared With Fiscal 2011:    Segment revenue in fiscal 2012 compared with fiscal 2011 increased from the GOES-R Ground and Antenna Segment weather programs for NOAA, NASA’s SGSS program, various classified programs, wireless and geospatial products and commercial satellite reflectors. These drivers of the increase in segment revenue were partially offset by a decline in revenue, as expected, from a completed program, the Field Data Collection Automation (“FDCA”) program for the 2010 U.S. Census, and a decline in revenue from the DoD. Important programs for this segment in fiscal 2012 included FTI, GOES-R, F-35, F/A-18E/F, MET, GGI and various classified and space communications systems programs.

Segment operating income, operating margin percentage and gross margin percentage were higher in fiscal 2012 compared with fiscal 2011, primarily driven by excellent program performance and a more favorable mix from fixed-price satellite reflector and classified programs, which generated higher gross margins and operating margins than our cost-plus and other fixed-price programs in this segment.

Segment orders were $1.93 billion for fiscal 2012 and $1.69 billion for fiscal 2011. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 97 percent in both fiscal 2012 and 2011.

Unallocated Corporate Expense and Corporate Eliminations

	2013	2012	2013/2012 Percent Increase/ (Decrease)	2011	2012/2011 Percent Increase/ (Decrease)
	(Dollars in millions)
Unallocated corporate expense	$88.5	$81.8	8.2%	$87.8	(6.8)%
Corporate eliminations	8.4	6.9	21.7%	21.9	(68.5)%

Fiscal 2013 Compared With Fiscal 2012:    The increase in unallocated corporate expense in fiscal 2013 from fiscal 2012 was primarily due to a $21 million charge associated with Company-wide restructuring and other actions in the fourth quarter of fiscal 2013, including facility consolidation, asset impairments, workforce reductions and other associated costs, partially offset by lower expenses resulting from cost-reduction actions in fiscal 2012 and savings from operational excellence initiatives in fiscal 2013. The increase in corporate eliminations in fiscal 2013 compared with fiscal 2012 was primarily due to higher intersegment sales between IT Services in our Integrated Network Solutions segment and our Government Communications Systems and RF Communications segments.

Fiscal 2012 Compared With Fiscal 2011:    The decrease in unallocated corporate expense in fiscal 2012 from fiscal 2011 was primarily due to higher compensation and benefit plan expense in fiscal 2011. The decrease in Corporate eliminations in fiscal 2012 from fiscal 2011 was primarily due to lower intersegment sales between our RF Communications segment and our Integrated Network Solutions and Government Communications Systems segments.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES

Cash Flows

	Fiscal Years Ended
	2013	2012	2011
	(Dollars in millions)
Net cash provided by operating activities	$833.0	$852.9	$833.1
Net cash used in investing activities	(19.7)	(248.9)	(1,417.5)
Net cash provided by (used in) financing activities	(839.7)	(609.8)	492.8
Effect of exchange rate changes on cash and cash equivalents	(8.6)	(5.1)	3.3

Net decrease in cash and cash equivalents	(35.0)	(10.9)	(88.3)
Cash and cash equivalents, beginning of year	356.0	366.9	455.2

Cash and cash equivalents, end of year	$321.0	$356.0	$366.9

Cash and cash equivalents:    Our Consolidated Statement of Cash Flows includes cash flows from Broadcast Communications through the February 4, 2013 sale date and from CIS. Our Consolidated Balance Sheet as of the end of fiscal 2012 reflects Broadcast Communications and CIS as discontinued operations and as of the end of fiscal 2013 reflects CIS as discontinued operations. The impact of cash flows from Broadcast Communications and CIS to our consolidated cash flows was not material in fiscal 2013, 2012 or 2011, other than for the impact of net cash provided by operating activities by Broadcast Communications to our net cash provided by operating activities, which is disclosed at “Net cash provided by operating activities” below.

The decrease in cash and cash equivalents from fiscal 2012 to fiscal 2013 was primarily due to $414.9 million used to repurchase shares of our common stock, $346.4 million used for net repayments of borrowings (including $332.2 million used for our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015), $178.2 million used for additions of property, plant and equipment and capitalized software and $164.7 million used to pay cash dividends, partially offset by $833.0 million of net cash provided by operating activities, $147.4 million of net proceeds from the sale of Broadcast Communications and $97.9 million of proceeds from exercises of employee stock options.

Our financial position remained strong at June 28, 2013. We ended the fiscal year with cash and cash equivalents of $321.0 million; we have no long-term debt maturing until fiscal 2018 (reflecting our optional redemption on May 28, 2013 of our 5% Notes due October 1, 2015 as described above); we have a senior unsecured $1 billion revolving credit facility that expires in September 2017 (approximately $600 million of which was available to us as of June 28, 2013 due to the consolidated total indebtedness to total capital ratio limit in the covenants in such credit facility); and we do not have any material defined benefit pension plan obligations.

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

We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, repurchases under our share repurchase programs and potential acquisitions for the next 12 months and for the reasonably foreseeable future thereafter. We anticipate tax payments over the next three years to be approximately equal to our tax expense for the same period. For additional information regarding our income taxes, see Note 22: Income Taxes in the Notes. Other than those cash outlays noted in the “Contractual Obligations” discussion below in this MD&A, capital expenditures, repurchases under our share repurchase programs and potential acquisitions, no other significant cash outlays are anticipated in fiscal 2014.

There can be no assurance, however, that our business will continue to generate cash flows at current levels or that the cost or availability of future borrowings, if any, under our commercial paper program or our credit facility or in the debt markets will not be impacted by any potential future credit and capital markets disruptions. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our share repurchases, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government and integrated communications and information technology and services markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Net cash provided by operating activities:    Our net cash provided by operating activities was $833.0 million in fiscal 2013 compared with $852.9 million in fiscal 2012. Cash flow was particularly strong in the fourth quarter of fiscal 2013, contributing to solid full-year results. Cash flow from operations was positive in all of our business segments in fiscal 2013. Our net cash provided by operating activities included $8 million, $19 million and $49 million, respectively, of net cash provided by operating activities by Broadcast Communications in fiscal 2013, 2012 and 2011.

Net cash used in investing activities:    Our net cash used in investing activities was $19.7 million in fiscal 2013 compared with $248.9 million in fiscal 2012. Net cash used in investing activities in fiscal 2013 primarily consisted of $164.8 million used for property, plant and equipment additions and $13.4 million used for capitalized software additions, partially offset by $147.4 million of net proceeds from the sale of Broadcast Communications and $11.9 million of proceeds from the sale of securities available-for-sale. Net cash used in investing activities in fiscal 2012 primarily consisted of $209.9 million used for property, plant and equipment additions, $23.9 million used for capitalized software additions and $14.1 million of net cash paid for acquired businesses. Our total capital expenditures in fiscal 2014 are expected to be approximately $250 million.

Net cash used in financing activities:    Our net cash used in financing activities was $839.7 million in fiscal 2013 compared with $609.8 million in fiscal 2012. Net cash used in financing activities in fiscal 2013 was due to $414.9 million used to repurchase shares of our common stock, $346.4 million used for net repayment of borrowings (including $332.2 million used for our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015), $164.7 million used to pay cash dividends and $11.6 million used for payment of contingent consideration, partially offset by $97.9 million of proceeds from exercises of employee stock options. Net cash used in financing activities in fiscal 2012 was due to $473.5 million used to repurchase shares of our common stock, $139.6 million used to pay cash dividends and $24.9 million used for net repayment of borrowings, partially offset by $28.2 million of proceeds from exercises of employee stock options.

Common Stock Repurchases

During fiscal 2013, we used $400.0 million (including proceeds from the sale of Broadcast Communications) to repurchase 8,287,130 shares of our common stock under our repurchase program at an average price per share of $48.27, including commissions. During fiscal 2012, we used $467.0 million to repurchase 12,242,843 shares of our common stock under our repurchase program at an average price per share of $38.14, including commissions. In fiscal 2013 and fiscal 2012, $14.9 million and $6.5 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Additionally, in fiscal 2012, we used $1.9 million to repurchase 50,000 shares of our common stock for placement into our Rabbi Trust which is associated with our non-qualified deferred compensation plans. Shares repurchased by us are cancelled and retired.

On August 23, 2013, our Board of Directors approved our $1 billion New Repurchase Program. Our New Repurchase Program is in addition to our 2011 Repurchase Program, which has a remaining, unused authorization of approximately $62 million as of August 23, 2013 (approximately $133 million at June 28, 2013) and does not have a stated expiration date. Our New Repurchase Program also does not have a stated expiration date. Our repurchase programs have resulted, and are expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding repurchases during fiscal 2013 and fiscal 2012 and our repurchase programs is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

Dividends

On August 23, 2013, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.37 per share to $.42 per share, for an annualized cash dividend rate of $1.68 per share, which was our twelfth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $1.48 per share in fiscal 2013. Our annualized cash dividend rate was $1.32 per share for the last two quarters of fiscal 2012 and

$1.12 per share for the first two quarters of fiscal 2012. Our annualized cash dividend rate was $1.00 per share in fiscal 2011. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. Additional information concerning our dividends is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

Capital Structure and Resources

2012 Credit Agreement:    As discussed in Note 11: Credit Arrangements in the Notes, on September 28, 2012, we established our new $1 billion 5-year senior unsecured revolving credit facility (the “2012 Credit Facility”) by entering into a Revolving Credit Agreement (the “2012 Credit Agreement”) with a syndicate of lenders. The 2012 Credit Facility replaced our prior (i) $750 million 5-year senior unsecured revolving credit facility established under the Revolving Credit Agreement, dated as of September 10, 2008 (the “2008 Credit Agreement”), and (ii) $250 million 364-day senior unsecured revolving credit facility established under the 364-Day Revolving Credit Agreement, dated as of September 29, 2010, as amended by the First Amendment to the 364-Day Revolving Credit Agreement, dated as of September 27, 2011 (as so amended, the “Amended 364-Day Credit Agreement”). The description of the 2012 Credit Facility and the 2012 Credit Agreement set forth in Note 11: Credit Arrangements in the Notes is incorporated herein by reference.

Short-Term Debt:    Our short-term debt at June 28, 2013 and June 29, 2012 was $144.6 million and $159.4 million, respectively. Our short-term debt at June 29, 2012 primarily consisted of commercial paper issued to fund repurchases we made under our share repurchase program during the first quarter of fiscal 2012. Our short-term debt at June 29, 2012 generally decreased during fiscal 2013 to a fiscal quarter-end low of $33.8 million at March 29, 2013, primarily due to repayment and retirement of outstanding commercial paper, and then increased to $144.6 million at June 28, 2013, primarily due to commercial paper issued to partially fund our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015 (for further information, see the discussion below under the caption “Long-Term Debt”). Our commercial paper program was supported at June 28, 2013 by our $1 billion 2012 Credit Facility and at June 29, 2012 by our prior senior unsecured revolving credit facilities under the 2008 Credit Agreement and the Amended 364-Day Credit Agreement.

Long-Term Debt:    The description of our long-term debt set forth in Note 13: Long-Term Debt in the Notes is incorporated herein by reference. As discussed in Note 13: Long-Term Debt in the Notes, on May 28, 2013, we completed our optional redemption of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015 at a “make-whole” redemption price of $332.2 million as set forth in the 5% Notes, which were terminated and cancelled.

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

Contractual Obligations

At June 28, 2013, we had contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Obligations Due by Fiscal Year
	Total	2014	2015 and 2016	2017 and 2018	After 2018
	(Dollars in millions)
Long-term debt	$1,590.5	$13.4	$1.3	$400.0	$1,175.8
Purchase obligations(1),(2),(3)	1,331.9	848.3	234.4	108.2	141.0
Operating lease commitments	228.5	44.5	74.2	47.6	62.2
Interest on long-term debt	985.8	90.8	181.6	167.7	545.7

Total contractual cash obligations	$4,136.7	$997.0	$491.5	$723.5	$1,924.7

(1)	Amounts do not include pension contributions and payments for various welfare and benefit plans because such amounts had not been determined beyond fiscal 2013.

(2)	The purchase obligations of $1,331.9 million included $360.0 million of purchase obligations related to our Government Communications Systems segment, which were fully funded under contracts with the U.S. Government, and $108.3 million of these purchase obligations related to cost-plus type contracts where our costs were fully reimbursable.

(3)	Amounts do not include unrecognized tax benefits of $73.5 million.

Off-Balance Sheet Arrangements

In accordance with the definition under SEC rules, any of the following qualify as off-balance sheet arrangements:

•	Any obligation under certain guarantee contracts;
•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•	Any obligation, including a contingent obligation, under certain derivative instruments; and
•

Any obligation, including a contingent obligation, under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

Currently we are not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of June 28, 2013, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments

We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At June 28, 2013, we had commercial commitments on outstanding surety bonds, standby letters of credit and other arrangements, as follows:

		Expiration of Commitments by Fiscal Year
	Total	2014	2015	2016	After 2016
	(Dollars in millions)
Surety bonds used for:
Bids	$8.4	$8.4	$—	$—	$—
Performance	647.9	393.3	180.5	60.8	13.3

	656.3	401.7	180.5	60.8	13.3
Standby letters of credit used for:
Bids	0.1	0.1	—	—	—
Down payments	19.1	16.4	0.2	2.5	—
Performance	100.1	39.1	4.3	18.1	38.6
Warranty	4.6	3.4	1.2	—	—

	123.9	59.0	5.7	20.6	38.6

Total commitments	$780.2	$460.7	$186.2	$81.4	$51.9

The surety bonds and standby letters of credit used to guarantee future performance are primarily related to Public Safety and Professional Communications. As is customary in bidding for and completing network infrastructure projects for public safety systems, contractors are required to procure surety bonds and/or standby letters of credit for bids, performance, warranty and other purposes (collectively, “Performance Bonds”). Such Performance Bonds normally have maturities of up to three years and are standard in the industry as a way to provide customers a mechanism to seek redress if a contractor does not satisfy performance requirements under a contract. A customer is permitted to draw on a Performance Bond if we do not fulfill all terms of a project contract. In such an event, we would be obligated to reimburse the financial institution that issued the Performance Bond for the amounts paid. It has been rare for our Public Safety and Professional Communications business to have a Performance Bond drawn upon. In addition, pursuant to the terms under which we procure Performance Bonds, if our credit ratings are lowered below “investment grade,” then we may be required to provide collateral to support a portion of the outstanding amount of Performance Bonds. Such a downgrade could increase the cost of the issuance of Performance Bonds and could make it more difficult to procure Performance Bonds, which would adversely impact our ability to compete for contract awards. Such collateral requirements could also result in less liquidity for other operational needs or corporate purposes.

Financial Risk Management

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Foreign Exchange and Currency:    We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at June 28, 2013 would not have had a material impact on the fair value of such instruments or our results of operation or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note 19: Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates:    As of June 28, 2013, we had long-term debt obligations. The fair value of our long-term debt obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term debt obligations at June 28, 2013 would not have had a material impact on the fair value of such long-term debt obligations. Additionally, there is no interest rate risk associated with our long-term debt obligations on our results of operations and cash flows, because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity).

As of June 28, 2013, we also had short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place, temporarily funding repurchases under our share repurchase programs and temporarily funding redemption of long-term debt. The interest rate risk associated with this short-term debt on our results of operations and cash flows is not material.

We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations or on our results of operations or cash flows over the next twelve months.

Impact of Foreign Exchange

Approximately 32 percent of our international business was transacted in local currency environments in fiscal 2013 compared with 28 percent in fiscal 2012. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. As of June 28, 2013, the cumulative translation adjustment included in shareholders’ equity was a $27.2 million loss compared with a $5.4 million gain at June 29, 2012. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2013, 2012 or 2011.

Impact of Inflation

To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not materially adversely impact our gross margin, revenue or operating income in fiscal 2013, 2012 or 2011.

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

Estimate at Completion adjustments had the following impacts to operating income for the periods presented:

	2013	2012	2011
	(Dollars in millions)
Favorable adjustments	$94.1	$77.6	$66.7
Unfavorable adjustments	(47.0)	(39.2)	(47.4)

Net operating income adjustments	$47.1	$38.4	$19.3

There were no individual impacts to operating income due to Estimate at Completion adjustments in fiscal 2013, 2012 or 2011 that were material to our results of operations on a consolidated or segment basis for such periods.

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

As of June 28, 2013, our reserve for excess and obsolete inventory was $35.8 million, or 11 percent of our gross inventory balance, which compares with our reserve of $34.9 million, or 14 percent of our gross inventory balance, as of June 29, 2012. We recorded $6.7 million, $10.8 million and $14.0 million in inventory write-downs that either reduced our reserve for excess and obsolete inventory or our income from continuing operations before income taxes during fiscal 2013, 2012 and 2011, respectively. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Goodwill

Goodwill in our Consolidated Balance Sheet as of June 28, 2013 and June 29, 2012 was $1,692.0 million and $1,695.3 million, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. We test goodwill for impairment using a two-step process. The first step is to identify potential impairment by comparing the fair value of each of our reporting units with its net book value, including goodwill, adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its adjusted net book value, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

Fiscal 2011, 2012 and 2013 Impairment Tests

In the fourth quarter of fiscal 2011, 2012 and 2013, we performed our annual impairment tests of our reporting units’ goodwill. We completed these tests with no adjustment required to the goodwill of any of our reporting units. For all of our reporting units, the fair value determination resulted in an amount that exceeded the reporting unit’s adjusted net book value by a substantial margin. See Note 3: Discontinued Operations in the Notes for information regarding impairment of goodwill related to Broadcast Communications.

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

Our Consolidated Balance Sheet as of June 28, 2013 included current deferred tax assets of $121.2 million, non-current deferred tax assets of $124.8 million and current deferred tax liabilities of $1.8 million. This compares with current deferred tax assets of $160.5 million, non-current deferred tax assets of $80.3 million and current deferred tax liabilities of $0.8 million as of June 29, 2012. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $74.1 million as of June 28, 2013 and $79.7 million as of June 29, 2012. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

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

•

We depend on U.S. Government customers for a significant portion of our revenue, and the loss of this relationship or a shift in U.S. Government funding priorities could have an adverse impact on our business, financial condition, results of operations and cash flows.

•

We depend significantly on U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations and cash flows.

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
•

The continued effects of the general weakness in the global economy and the U.S. Government’s budget deficits and national debt and sequestration could have an adverse impact on our business, financial condition, results of operations and cash flows.

•	Our future success will depend on our ability to develop new products, systems, services and technologies that achieve market acceptance in our current and future markets.
•	We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.

•

We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.

•	We have made, and may continue to make, strategic acquisitions and divestitures that involve significant risks and uncertainties.
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

•

The outcome of litigation or arbitration in which we are involved is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations and cash flows.

•	We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.
•	Changes in our effective tax rate may have an adverse effect on our results of operations.
•	We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
•

Changes in the regulatory framework under which our managed satellite and terrestrial communications solutions operations are operated could adversely affect our business, financial condition, results of operations and cash flows.

•

We rely on third parties to provide satellite bandwidth for our managed satellite and terrestrial communications solutions, and any bandwidth constraints could harm our business, financial condition, results of operations and cash flows.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 28, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992 framework). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 28, 2013.

The Company’s independent registered certified public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 56 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited the accompanying consolidated balance sheets of Harris Corporation as of June 28, 2013 and June 29, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and equity, for each of the three years in the period ended June 28, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation at June 28, 2013 and June 29, 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 28, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harris Corporation’s internal control over financial reporting as of June 28, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 26, 2013 expressed an unqualified opinion thereon.

/s/        ERNST & YOUNG LLP

Boca Raton, Florida

August 26, 2013

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited Harris Corporation’s internal control over financial reporting as of June 28, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Harris Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Harris Corporation maintained, in all material respects, effective internal control over financial reporting as of June 28, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harris Corporation as of June 28, 2013 and June 29, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and equity, for each of the three years in the period ended June 28, 2013 of Harris Corporation and our report dated August 26, 2013 expressed an unqualified opinion thereon.

/S/        ERNST & YOUNG LLP

Boca Raton, Florida

August 26, 2013

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended
	2013	2012	2011
	(In millions, except per share amounts)
Revenue from product sales and services
Revenue from product sales	$3,203.7	$3,597.8	$3,691.5
Revenue from services	1,908.0	1,853.5	1,726.9

	5,111.7	5,451.3	5,418.4
Cost of product sales and services
Cost of product sales	(1,919.4)	(2,137.6)	(2,141.2)
Cost of services	(1,465.6)	(1,431.7)	(1,391.3)

	(3,385.0)	(3,569.3)	(3,532.5)
Engineering, selling and administrative expenses	(914.5)	(940.9)	(890.9)
Non-operating income (loss)	(40.7)	11.5	(1.9)
Interest income	2.2	2.5	2.8
Interest expense	(109.1)	(113.2)	(90.4)

Income from continuing operations before income taxes	664.6	841.9	905.5
Income taxes	(202.7)	(286.0)	(306.8)

Income from continuing operations	461.9	555.9	598.7
Discontinued operations, net of income taxes	(353.4)	(528.1)	(11.6)

Net income	108.5	27.8	587.1
Noncontrolling interests, net of income taxes	4.5	2.8	0.9

Net income attributable to Harris Corporation	$113.0	$30.6	$588.0

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$466.4	$558.7	$599.6
Discontinued operations, net of income taxes	(353.4)	(528.1)	(11.6)

Net income	$113.0	$30.6	$588.0

Net income per common share attributable to Harris Corporation common shareholders
Basic net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$4.19	$4.83	$4.73
Discontinued operations	(3.18)	(4.57)	(0.10)

	$1.01	$0.26	$4.63

Diluted net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$4.16	$4.80	$4.69
Discontinued operations	(3.15)	(4.54)	(0.09)

	$1.01	$0.26	$4.60

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Years Ended
	2013	2012	2011
	(In millions)
Net income	$108.5	$27.8	$587.1
Other comprehensive income (loss):
Foreign currency translation	(32.6)	(45.4)	36.5
Net unrealized gain (loss) on hedging derivatives, net of income taxes of $(0.1), $(0.5) and $0.4 in fiscal 2013, 2012 and 2011, respectively	0.1	0.8	(0.6)
Net unrealized gain (loss) on securities available-for-sale, net of income taxes of $1.7, $(1.0) and $(0.3) in fiscal 2013, 2012 and 2011, respectively	(2.7)	1.6	0.5
Amortization of loss on treasury lock, net of income taxes of $(0.4), $(0.3) and $(0.4) in fiscal 2013, 2012 and 2011, respectively	0.6	0.5	0.6
Net unrecognized pension obligations, net of income taxes of $0.9, $(0.7) and $(1.3) in fiscal 2013, 2012 and 2011, respectively	(1.4)	1.2	2.1

Other comprehensive income (loss), net of income taxes	(36.0)	(41.3)	39.1

Total comprehensive income (loss)	72.5	(13.5)	626.2
Comprehensive loss attributable to noncontrolling interests	4.5	2.8	0.9

Total comprehensive income (loss) attributable to Harris Corporation	$77.0	$(10.7)	$627.1

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	June 28, 2013	June 29, 2012
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$321.0	$356.0
Receivables	696.8	750.2
Inventories	668.7	617.8
Income taxes receivable	36.2	12.0
Current deferred income taxes	121.2	160.5
Other current assets	77.2	71.2
Assets of discontinued operations	27.0	632.7

Total current assets	1,948.1	2,600.4
Non-current Assets
Property, plant and equipment	653.2	659.4
Goodwill	1,692.0	1,695.3
Intangible assets	308.1	421.7
Non-current deferred income taxes	124.8	80.3
Other non-current assets	132.2	135.7

Total non-current assets	2,910.3	2,992.4

	$4,858.4	$5,592.8

Liabilities and Equity
Current Liabilities
Short-term debt	$144.6	$159.4
Accounts payable	339.5	381.0
Compensation and benefits	234.3	229.1
Other accrued items	255.8	269.6
Advance payments and unearned income	308.0	221.5
Income taxes payable	—	12.0
Current deferred income taxes	1.8	0.8
Current portion of long-term debt	13.4	4.8
Liabilities of discontinued operations	—	136.2

Total current liabilities	1,297.4	1,414.4
Non-current Liabilities
Long-term debt	1,577.1	1,883.0
Long-term contract liability	96.8	109.5
Other long-term liabilities	325.9	239.8

Total non-current liabilities	1,999.8	2,232.3
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 106,933,188 shares at June 28, 2013 and 112,147,405 shares at June 29, 2012	106.9	112.1
Other capital	433.1	432.8
Retained earnings	1,079.9	1,416.6
Accumulated other comprehensive loss	(58.6)	(22.6)

Total shareholders’ equity	1,561.3	1,938.9
Noncontrolling interests	(0.1)	7.2

Total equity	1,561.2	1,946.1

	$4,858.4	$5,592.8

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended
	2013	2012	2011
	(In millions)
Operating Activities
Net income	$108.5	$27.8	$587.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	220.6	260.3	212.0
Share-based compensation	32.9	34.7	46.1
Non-current deferred income taxes	(49.6)	(55.8)	37.1
Gain on sale of securities available-for-sale	(9.0)	—	—
Loss on sale of discontinued operations	32.2	—	—
Impairment of assets of discontinued operations	330.9	585.6	—
Impairment of assets	47.9	—	—
Write-off of capitalized software	17.8	—	—
Loss on prepayment of long-term debt	33.2	—	—
(Increase) decrease in:
Accounts and notes receivable	78.3	(15.2)	(42.9)
Inventories	(54.1)	(25.2)	(64.7)
Increase (decrease) in:
Accounts payable and accrued expenses	(46.0)	(33.8)	90.5
Advance payments and unearned income	82.5	23.8	47.6
Income taxes	(3.1)	51.7	(64.6)
Other	10.0	(1.0)	(15.1)

Net cash provided by operating activities	833.0	852.9	833.1

Investing Activities
Net cash paid for acquired businesses	—	(14.1)	(1,082.6)
Cash paid for cost-method investment	(0.8)	(1.0)	(10.0)
Additions of property, plant and equipment	(164.8)	(209.9)	(311.3)
Additions of capitalized software	(13.4)	(23.9)	(13.6)
Proceeds from sale of discontinued operations	147.4	—	—
Proceeds from sale of securities available-for-sale	11.9	—	—

Net cash used in investing activities	(19.7)	(248.9)	(1,417.5)

Financing Activities
Proceeds from borrowings	18.2	9.4	852.1
Repayments of borrowings	(364.6)	(34.3)	(0.7)
Payment of contingent consideration	(11.6)	—	—
Proceeds from exercises of employee stock options	97.9	28.2	24.5
Repurchases of common stock	(414.9)	(473.5)	(256.1)
Cash dividends	(164.7)	(139.6)	(127.0)

Net cash provided by (used in) financing activities	(839.7)	(609.8)	492.8

Effect of exchange rate changes on cash and cash equivalents	(8.6)	(5.1)	3.3

Net decrease in cash and cash equivalents	(35.0)	(10.9)	(88.3)
Cash and cash equivalents, beginning of year	356.0	366.9	455.2

Cash and cash equivalents, end of year	$321.0	$356.0	$366.9

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance at July 2, 2010	$127.5	$461.1	$1,621.4	$(20.4)	$0.5	$2,190.1
Net income (loss)	—	—	588.0	—	(0.9)	587.1
Other comprehensive income	—	—	—	39.1	—	39.1
Shares issued under stock incentive plans	0.9	21.4	—	—	—	22.3
Share-based compensation expense	—	46.1	—	—	—	46.1
Repurchases and retirement of common stock	(5.3)	(57.4)	(193.4)	—	—	(256.1)
Cash dividends ($1.00 per share)	—	—	(127.0)	—	—	(127.0)
Other activity related to noncontrolling interests	—	—	—	—	10.4	10.4

Balance at July 1, 2011	123.1	471.2	1,889.0	18.7	10.0	2,512.0
Net income (loss)	—	—	30.6	—	(2.8)	27.8
Other comprehensive loss	—	—	—	(41.3)	—	(41.3)
Shares issued under stock incentive plans	1.3	24.7	—	—	—	26.0
Share-based compensation expense	—	34.7	—	—	—	34.7
Repurchases and retirement of common stock	(12.3)	(97.8)	(363.4)	—	—	(473.5)
Cash dividends ($1.22 per share)	—	—	(139.6)	—	—	(139.6)

Balance at June 29, 2012	112.1	432.8	1,416.6	(22.6)	7.2	1,946.1
Net income (loss)	—	—	113.0	—	(4.5)	108.5
Other comprehensive loss	—	—	—	(36.0)	—	(36.0)
Shares issued under stock incentive plans	3.1	94.8	—	—	—	97.9
Share-based compensation expense	—	30.1	—	—	—	30.1
Modification of share-based awards	—	(3.0)	—	—	—	(3.0)
Repurchases and retirement of common stock	(8.3)	(121.6)	(285.0)	—	—	(414.9)
Cash dividends ($1.48 per share)	—	—	(164.7)	—	—	(164.7)
Other activity related to noncontrolling interests	—	—	—	—	(2.8)	(2.8)

Balance at June 28, 2013	$106.9	$433.1	$1,079.9	$(58.6)	$(0.1)	$1,561.2

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

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our cyber integrated solutions operation (“CIS”), which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest our broadcast communications operation (“Broadcast Communications”), that provided digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Annual Report on Form 10-K for fiscal 2012 and in our Consolidated Financial Statement and these Notes. On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC pursuant to a definitive Asset Sale Agreement entered into December 5, 2012. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. Our historical financial results for periods prior to fiscal 2012 presented in our Consolidated Financial Statements and these Notes, except for disclosures related to our cash flows, have been restated to account for CIS and Broadcast Communications as discontinued operations. For additional information regarding discontinued operations, see Note 3: Discontinued Operations. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in our Consolidated Financial Statements and these Notes relate solely to our continuing operations.

In the second quarter of fiscal 2013, we concluded an error in classification existed in the 2012 Consolidated Statement of Income included in our Consolidated Financial Statements for fiscal 2012. The error in classification resulted in reporting for fiscal 2012 $233 million of product revenue as services revenue, and $192 million of cost of product revenue as cost of services revenue, but did not otherwise affect the reported amounts for total revenue, total cost of product sales and services, gross margin or any other reported income statement, balance sheet or statement of cash flows amounts.

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

Use of Estimates — Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and require management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenue and expenses during the reporting period. These estimates and assumptions are based on experience and other information available prior to issuance of the Consolidated Financial Statements. Materially different results can occur as circumstances change and additional information becomes known.

Fiscal Year — Our fiscal year ends on the Friday nearest June 30. Fiscal 2013, 2012 and 2011 each included 52 weeks.

Cash and Cash Equivalents — Cash equivalents are temporary cash investments with a maturity of three or fewer months when purchased. These investments include accrued interest and are carried at the lower of cost or market.

Marketable Equity Securities — We consider all of our securities available-for-sale as available for use in our current operations. All of our marketable equity securities are classified as available-for-sale and are stated at fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value, with unrealized gains and losses, net of taxes, included as a separate component of shareholders’ equity. Realized gains and losses from marketable equity securities available-for-sale are determined using the specific identification method. In instances where a security is subject to transfer restrictions, the value of the security is based primarily on the quoted price of the same security without restriction but may be reduced by an amount estimated to reflect such restrictions. If an “other-than-temporary” impairment is determined to exist, the difference between the value of the investment security recorded on the financial statements and our current estimate of fair value is recognized as a charge to earnings in the period in which the impairment is determined. We include our marketable equity securities in the “Other current assets” line item in our Consolidated Balance Sheet.

Fair Value of Financial Instruments — The carrying amounts reflected in our Consolidated Balance Sheet for cash and cash equivalents, marketable equity securities available-for-sale, accounts receivable, non-current receivables, notes receivable, accounts payable and short-term debt approximate their fair values. Fair values for long-term debt are primarily based on quoted market prices for those or similar instruments. See Note 23: Fair Value Measurements for additional information regarding fair values for our long-term debt. A discussion of fair values for our derivative financial instruments is included under the caption “Financial Instruments and Risk Management” in this Note 1: Significant Accounting Policies.

Accounts Receivable — We record receivables at net realizable value and they generally do not bear interest. This value includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and economic status of the customers. We consider a receivable delinquent if it is unpaid after the term of the related invoice has expired. Write-offs are recorded at the time a customer receivable is deemed uncollectible. See Note 5: Receivables for additional information regarding accounts receivable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. See Note 7: Property, Plant and Equipment and Note 9: Intangible Assets for additional information regarding long-lived assets and intangible assets.

In the fourth quarter of fiscal 2013, we recorded impairment charges totaling $34.7 million related to long-lived assets. These included an impairment in Healthcare Solutions of intangible assets recorded in connection with our acquisition of Carefx Corporation (“Carefx”) in the fourth quarter of fiscal 2011, primarily resulting from a shift in strategy away from Carefx’s legacy products; an impairment in IT Services of a contract vehicle, primarily based on impacts of sequestration and a new rule incorporated into the contract vehicle limiting bid opportunities for large businesses; and an impairment of other company-owned assets based on recent market indications.

Capitalized Software to Be Sold, Leased or Otherwise Marketed — Costs incurred to acquire or create a computer software product are expensed when incurred as research and development until technological feasibility has been established for the product, at which point such costs are capitalized. Technological feasibility is normally established upon completion of a detailed program design or, in its absence, a working model of the software product. Capitalization of computer software costs ceases when the product is available for general release to customers, at which point amortization begins based on the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product. Costs of reproduction, documentation, training materials, physical packaging, maintenance and customer support are charged to cost of products sold as incurred. Capitalized software to be sold, leased or otherwise marketed is evaluated for impairment periodically by comparing the unamortized capitalized costs of a computer software product to the net realizable value of that product. Capitalized costs, net of accumulated amortization, are reflected in the “Other non-current assets” line item in our Consolidated Balance Sheet. The amortization of capitalized software is included in the “Cost of product sales” line item in our Consolidated Statement of Income.

In the fourth quarter of fiscal 2013, we recorded a $17.8 million write-off of the capitalized software in Healthcare Solutions as a change in accounting estimate, resulting from high-risk development issues and substantial revisions to the logic of Carefx’s primary software product based on the realization that the software would require more features and better functionality. These changes to the software were such that the initial detail program design was no longer sufficient to establish technological feasibility.

Other Assets and Liabilities — No assets within the “Other current assets” line item in our Consolidated Balance Sheet exceeded 5 percent of our total current assets as of June 28, 2013 or June 29, 2012. No assets within the “Other non-current assets” line item in our Consolidated Balance Sheet exceeded 5 percent of total assets as of June 28, 2013 or June 29, 2012. No accrued liabilities or expenses within the “Other accrued items” or “Other long-term liabilities” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current liabilities or total liabilities, respectively, as of June 28, 2013 or June 29, 2012.

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

Warranties — On development and production contract sales in our Government Communications Systems segment and in our Integrated Network Solutions segment, the value or price of our warranty is generally included in the contract and funded by the customer. A provision for warranties is built into the estimated program costs when determining the profit rate to accrue when applying the cost-to-cost percentage-of-completion revenue recognition method. Warranty costs, as incurred, are charged to the specific program’s cost, and both revenue and cost are recognized at that time. Factors that affect the estimated program cost for warranties include terms of the contract, complexity of the delivered product or service, number of installed units, historical experience and management’s assumptions regarding anticipated rates of warranty claims and cost per claim.

On product sales in all our segments, we provide for future standard warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending upon the product sold, customer and country in which

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

we do business. In the case of products sold by us, our warranties start from the shipment, delivery or customer acceptance date and continue as follows:

Segment	Warranty Periods
RF Communications	One to five years
Integrated Network Solutions	Less than one year to five years
Government Communications Systems	One to two years

Because our products are manufactured, in many cases, to customer specifications and their acceptance is based on meeting those specifications, we historically have experienced minimal warranty costs. Factors that affect our warranty liability include the number of installed units, historical experience, anticipated delays in delivery of products to end customers, in-country support for international sales and management’s assumptions regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability as necessary. See Note 10: Accrued Warranties for additional information regarding warranties.

Foreign Currency Translation — The functional currency for most international subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity.

Stock Options and Other Share-Based Compensation — We measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize cost over the vesting period. It is our practice to issue shares when options are exercised. See Note 14: Stock Options and Other Share-Based Compensation for additional information regarding share-based compensation.

Restructuring Costs — We record restructuring charges for sales or terminations of product lines, closures or relocations of business activities, changes in management structure, and fundamental reorganizations that affect the nature and focus of operations. Such costs include one-time termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. We record these charges at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period. These charges are included as a component of the “Cost of product sales” and “Engineering, selling and administrative expenses” line items in our Consolidated Statement of Income.

In connection with Company-wide restructuring and other actions in the fourth quarter of fiscal 2013 to align resources with our business outlook and challenging fiscal environment, we incurred restructuring costs, net of government cost reimbursement, of $16.6 million for workforce reductions (including severance and other employee-related exit costs) and $12.1 million for facility consolidation. This resulted in charges of $9.2 million, $0.4 million, $6.5 million and $12.6 million in our RF Communications, Integrated Network Solutions and Government Communications Systems segments and at our corporate headquarters, respectively. As of the end of fiscal 2013, we have recorded liabilities of $26.0 million associated with these restructuring actions, of which the majority will be paid within the next twelve months.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance on development and production contracts are considered in estimating contract value and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase earnings based solely on a single significant event are generally not recognized until the event occurs.

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimates of total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income by $47.1 million ($.29 per diluted share) in fiscal 2013, $38.4 million ($.20 per diluted share) in fiscal 2012, and $19.3 million ($.09 per diluted share) in fiscal 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Retirement Benefits — As of June 28, 2013, we provide retirement benefits to substantially all U.S.-based employees primarily through a defined contribution retirement plan that includes a 401(k) plan and certain non-qualified deferred compensation plans. The defined contribution retirement plan has matching and savings elements. Contributions by us to the retirement plan are based on employees’ savings with no other funding requirements. We may make additional contributions to the retirement plan at our discretion. Retirement benefits also include a defined benefit plan in the United Kingdom that is closed to new participants and an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. We estimate benefits for these plans using actuarial valuations that are based in part on certain key assumptions we make, including the discount rate, the expected long-term rate of return on plan assets, the rates of increase in future compensation levels, healthcare cost trend rates and employee turnover and mortality, each as appropriate based on the nature of the plans. We accrue the cost of these benefits, which are not material, during an employee’s active service life.

Retirement benefit expenses amounted to $49.8 million in fiscal 2013, $47.4 million in fiscal 2012 and $55.6 million in fiscal 2011.

Environmental Expenditures — We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

We are named as a potentially responsible party at 14 sites where future liabilities could exist. These sites include 1 site owned by us, 9 sites associated with our former graphics, Broadcast Communications, or semiconductor locations and 4 treatment or disposal sites not owned by us that contain hazardous substances allegedly attributable to us from past operations. Based on an assessment of relevant factors, we have estimated that our discounted liability under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and other environmental statutes and regulations for identified sites, using a 7.3 percent discount rate, is approximately $4.8 million. The current portion of this liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet. The estimated aggregate undiscounted amount that will be incurred over the next 10 years is approximately $6.5 million. The estimated payments for the next five years are approximately $0.8 million per year, and the aggregate amount thereafter is approximately $2.4 million. The relevant factors we considered in estimating our potential liabilities under the Superfund Act and other environmental statutes and regulations include cost-sharing agreements with other parties and potential indemnification from successor and predecessor owners of these sites. We do not believe that any uncertainties regarding these relevant factors will materially affect our potential liability under the Superfund Act and other environmental statutes and regulations.

Financial Guarantees and Commercial Commitments — Financial guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. As of June 28, 2013, there were no such contingent commitments accrued for in our Consolidated Balance Sheet.

We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers. As of June 28, 2013, we had total commercial commitments, including performance guarantees, of $780.2 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income From Continuing Operations Per Share — For all periods presented in our Consolidated Financial Statements and these Notes, income from continuing operations per share is computed using the two-class method. The two-class method of computing income from continuing operations per share is an earnings allocation formula that determines income from continuing operations per share for common stock and any participating securities according to dividends paid and participation rights in undistributed earnings. Our restricted stock awards and restricted stock unit awards meet the definition of participating securities and are included in the computations of income from continuing operations per basic and diluted common share. Our performance share awards and performance share unit awards do not meet the definition of participating securities because they do not contain rights to receive nonforfeitable dividends and, therefore, are excluded from the computations of income from continuing operations per basic and diluted common share. Under the two-class method, income from continuing operations per common share is computed by dividing the sum of earnings distributed to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. Income from continuing operations per diluted common share is computed using the more dilutive of the two-class method or the treasury stock method. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. See Note 15: Income From Continuing Operations Per Share for additional information.

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

Accounting Standards Issued But Not Yet Effective

In February 2013, the FASB issued an accounting standards update that requires entities to provide details of reclassifications in the disclosure of changes in accumulated other comprehensive income (“AOCI”) balances. In addition, for significant items reclassified out of AOCI in the fiscal quarter, entities must provide information about the effects on net income together, in one location, on the face of the statement where net income is presented, or as a separate disclosure in the notes. For items not reclassified to net income in their entirety in the fiscal quarter, entities must cross-reference to the note where additional details about the effects of the reclassifications are disclosed. This update is to be applied prospectively and is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2012, which for us is our fiscal 2014. The adoption of this update will not impact our financial position, results of operations or cash flows.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 3:  DISCONTINUED OPERATIONS

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit CIS, which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. We continue to actively market the remaining assets of CIS and expect to complete the disposition of assets of CIS in the first half of fiscal 2014. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest Broadcast Communications, that provided digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Fiscal 2012 Form 10-K. On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment, which is currently in dispute), a $15 million subordinated promissory note and an earnout of up to $50 million based on future performance. Should the dispute related to the post-closing working capital adjustment to the purchase price be resolved unfavorably to us, we believe such an outcome would not have a material adverse effect on our financial condition, results of operations or cash flows. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. Our historical financial results, except for disclosures related to our cash flows, have been restated to account for CIS and Broadcast Communications as discontinued operations.

Based on market indications during fiscal 2013, we recorded non-cash impairment charges totaling $16.5 million to write down assets of CIS to their estimated fair value, less estimated costs to sell. Prior to the sale of Broadcast Communications, during the first and second quarters of fiscal 2013, based on indicators of value, including financial performance, market conditions and our entering into a definitive Asset Sale Agreement relating to the sale of Broadcast Communications, we recorded non-cash impairment charges totaling $314.4 million to write down net assets of Broadcast Communications to their estimated fair value, less estimated costs to sell. The impairments related to goodwill, other long-lived assets and inventory, a substantial portion of which was deductible for tax purposes. The impairments do not impact covenant compliance under our credit arrangements, and we do not expect the impairments to impact our ongoing financial performance, although no assurance can be given.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized financial information for our discontinued operations related to CIS and Broadcast Communications is as follows:

	2013	2012	2011
	(In millions)
Revenue from product sales and services	$259.7	$512.7	$506.2

Loss before income taxes	$(342.1)	$(627.2)	$(24.8)
Income taxes	20.9	99.1	13.2

Loss from discontinued operations	(321.2)	(528.1)	(11.6)
Loss on sale of discontinued operations, net of income tax benefit of $.5 million	(32.2)	—	—

Discontinued operations, net of income taxes	$(353.4)	$(528.1)	$(11.6)

Receivables	$—	$103.6
Inventories	—	128.0
Other current assets	—	9.4

Total current assets	—	241.0
Property, plant and equipment	27.0	89.0
Goodwill	—	267.7
Other non-current assets	—	35.0

Total assets	27.0	632.7

Accounts payable	—	26.9
Accrued and other liabilities	—	109.3

Total liabilities	—	136.2

Net assets of discontinued operations	$27.0	$496.5

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

•

Acquisition of Schlumberger GCS.    On April 4, 2011, we acquired from Schlumberger B.V. and its affiliates (“Schlumberger”) substantially all of the assets of the Schlumberger group’s Global Connectivity Services business (“Schlumberger GCS”), a provider of satellite and terrestrial communications services for the worldwide energy industry. The total net purchase price for Schlumberger GCS was $380.6 million. We report Schlumberger GCS as part of Harris CapRock Communications under our Integrated Network Solutions segment.

•

Acquisition of Carefx.    Also on April 4, 2011, we acquired privately held Carefx, a provider of interoperability workflow solutions for government and commercial healthcare providers. Carefx’s solution suite is used by more than 800 hospitals, healthcare systems and health information exchanges across North America, Europe and Asia. The acquisition expanded our presence in government healthcare, provided entry into the commercial healthcare market and is expected to leverage the healthcare interoperability workflow products offered by Carefx and the broader scale of enterprise intelligence solutions and services that we provide. The total net purchase price for Carefx was $153.3 million. We report Carefx as part of Healthcare Solutions under our Integrated Network Solutions segment.

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

NOTE 5:  RECEIVABLES

Receivables are summarized below:

	2013	2012
	(In millions)
Accounts receivable	$569.3	$618.7
Unbilled costs and accrued earnings on cost-plus contracts	120.8	138.5
Notes receivable due within one year, net	15.2	—

	705.3	757.2
Less allowances for collection losses	(8.5)	(7.0)

	$696.8	$750.2

We expect to bill during fiscal 2014 substantially all unbilled costs outstanding on cost-plus contracts at June 28, 2013.

NOTE 6:  INVENTORIES

Inventories are summarized below:

	2013	2012
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$386.3	$403.1
Finished products	123.9	68.0
Work in process	35.0	23.1
Raw materials and supplies	123.5	123.6

	$668.7	$617.8

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $145.3 million at June 28, 2013 and $149.0 million at June 29, 2012.

NOTE 7:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	2013	2012
	(In millions)
Land	$13.0	$13.0
Software capitalized for internal use	110.5	93.1
Buildings	420.4	414.1
Machinery and equipment	1,022.0	1,014.2

	1,565.9	1,534.4
Less allowances for depreciation and amortization	(912.7)	(875.0)

	$653.2	$659.4

Depreciation and amortization expense related to property, plant and equipment was $146.4 million, $143.0 million and $121.6 million in fiscal 2013, 2012 and 2011, respectively.

NOTE 8:  GOODWILL

Goodwill and indefinite-lived intangible assets are not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill and indefinite-lived intangible assets. See Note 3: Discontinued Operations for information regarding impairment of goodwill related to Broadcast Communications recorded in fiscal 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying amount of goodwill for the fiscal years ended June 28, 2013 and June 29, 2012, by business segment, were as follows:

	RF Communications	Integrated Network Solutions	Government Communications Systems	Total
	(In millions)
Balance at July 1, 2011	$424.4	$1,664.1	$292.9	$2,381.4
Goodwill reclassified to discontinued operations	—	(678.4)	—	(678.4)
Currency translation adjustments	(1.6)	(13.5)	(0.1)	(15.2)
Other (including true-ups of previously estimated purchase price allocations)	—	7.5	—	7.5

Balance at June 29, 2012	422.8	979.7	292.8	1,695.3
Currency translation adjustments	(0.7)	(2.6)	—	(3.3)

Balance at June 28, 2013	$422.1	$977.1	$292.8	$1,692.0

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

NOTE 9:  INTANGIBLE ASSETS

We assess the recoverability of the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. See Note 3: Discontinued Operations for information regarding impairment of intangible assets of Broadcast Communications and CIS recorded in fiscal 2013 and 2012.

Intangible assets are summarized below:

	2013			2012
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)
Customer relationships	$340.4	$134.3	$206.1	$349.5	$105.2	$244.3
Developed technologies	101.3	43.2	58.1	111.7	35.4	76.3
Contract backlog	107.4	76.5	30.9	118.9	57.4	61.5
Trade names	26.0	13.4	12.6	37.7	10.8	26.9
Other	0.5	0.1	0.4	14.5	1.8	12.7

Total intangible assets	$575.6	$267.5	$308.1	$632.3	$210.6	$421.7

In the fourth quarter of fiscal 2013, we recorded impairment charges totaling $16.7 million in Healthcare Solutions related to intangible assets recorded in connection with our acquisition of Carefx in the fourth quarter of fiscal 2011, primarily resulting from a shift in strategy away from Carefx’s legacy products. The $16.7 million of impairment charges were comprised of $5.4 million, $4.8 million, $5.4 million and $1.1 million for intangible assets related to customer relationships, developed technologies, contract backlog and trade names, respectively. Additionally, in the fourth quarter of fiscal 2013, we recorded a $12.3 million impairment charge in IT Services related to a contract vehicle (included in the “Other” intangible asset category in the table above), primarily based on impacts of sequestration and a new rule incorporated into the contract vehicle limiting bid opportunities for large businesses.

Amortization expense related to intangible assets was $74.5 million, $78.6 million and $61.5 million in fiscal 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future estimated amortization expense for intangible assets is as follows:

Total
(In millions)
Fiscal Years:
2014	$58.2
2015	56.6
2016	43.7
2017	41.0
2018	27.1
Thereafter	81.5

Total	$308.1

NOTE 10:  ACCRUED WARRANTIES

Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Consolidated Balance Sheet, during fiscal 2013 and 2012, were as follows:

	2013	2012
	(In millions)
Balance at beginning of the fiscal year	$40.4	$52.8
Balance reclassified to discontinued operations	—	(9.3)
Warranty provision for sales made during the fiscal year	17.4	14.0
Settlements made during the fiscal year	(16.0)	(16.2)
Other adjustments to the warranty liability, including those for acquisitions and foreign currency translation, during the fiscal year	(1.9)	(0.9)

Balance at end of the fiscal year	$39.9	$40.4

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties at June 28, 2013 and June 29, 2012 was $34.6 million and $27.7 million, respectively, and is included within the “Advance payments and unearned income” and “Other long-term liabilities” line items in our Consolidated Balance Sheet.

NOTE 11:  CREDIT ARRANGEMENTS

2012 Credit Agreement:    On September 28, 2012, we established a new $1 billion 5-year senior unsecured revolving credit facility (the “2012 Credit Facility”) by entering into a Revolving Credit Agreement (the “2012 Credit Agreement”) with a syndicate of lenders. The 2012 Credit Facility replaced our prior (i) $750 million 5-year senior unsecured revolving credit facility established under the Revolving Credit Agreement, dated as of September 10, 2008 (the “2008 Credit Agreement”), and (ii) $250 million 364-day senior unsecured revolving credit facility established under the 364-Day Revolving Credit Agreement, dated as of September 29, 2010, as amended by the First Amendment to 364-Day Revolving Credit Agreement, dated as of September 27, 2011 (as so amended, the “Amended 364-Day Credit Agreement”).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The 2012 Credit Agreement contains certain customary representations and certain customary covenants, including covenants limiting: certain liens on assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries; and a covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2012 Credit Agreement, to be greater than 0.60 to 1.00 at any time. We were in compliance with the covenants in the 2012 Credit Agreement at June 28, 2013. The 2012 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants or agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $100 million or acceleration of or ability to accelerate such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $100 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $100 million; any bankruptcy or insolvency; invalidity of 2012 Credit Agreement documentation; or a change of control (as defined in the 2012 Credit Agreement, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock). If an event of default occurs, then the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All principal amounts borrowed or outstanding under the 2012 Credit Agreement are due on September 28, 2017, unless the commitments are terminated earlier either at our request or if certain events of default occur. At June 28, 2013, we had no borrowings outstanding under the 2012 Credit Agreement, but we had $135 million of short-term debt outstanding under our commercial paper program that was supported by the 2012 Credit Facility.

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

NOTE 12:  SHORT-TERM DEBT

Our short-term debt at June 28, 2013 and June 29, 2012 was $144.6 million and $159.4 million, respectively. The weighted-average interest rate for our short-term debt was 0.8 percent at June 28, 2013 and 1.2 percent at June 29, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13:  LONG-TERM DEBT

Long-term debt is summarized below:

	2013	2012
	(In millions)
5.0% notes, due October 1, 2015	$—	$300.0
5.95% notes, due December 1, 2017	400.0	400.0
6.375% notes, due June 15, 2019	350.0	350.0
4.4% notes, due December 15, 2020	400.0	400.0
7.0% debentures, due January 15, 2026	100.0	100.0
6.35% debentures, due February 1, 2028	25.8	25.8
6.15% notes, due December 15, 2040	300.0	300.0
Other	14.7	12.0

Total debt	1,590.5	1,887.8
Less: current portion of debt	(13.4)	(4.8)

Total long-term debt	$1,577.1	$1,883.0

The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2013 and, in total, thereafter are: $13.4 million in fiscal 2014; $1.3 million in fiscal 2015; none in fiscal 2016; none in fiscal 2017; $400.0 million in fiscal 2018; and $1,175.8 million thereafter. All of our outstanding long-term debt is unsubordinated and unsecured with equal ranking.

On September 20, 2005, we completed the issuance of $300 million in aggregate principal amount of 5.0% Notes due October 1, 2015. On May 28, 2013, we completed our optional redemption of the entire outstanding $300 million principal amount of the 5% Notes at a “make-whole” redemption price as set forth in the notes. The “make-whole” redemption price was $332.2 million, and after adjusting for the carrying value of our debt issuance costs and discounts related to the issuance of the notes, we recorded a loss on prepayment of long-term debt of $33.2 million in the fourth quarter of fiscal 2013, which we included in the “Non-operating income (loss)” line item in our Consolidated Statement of Income.

On December 5, 2007, we completed the issuance of $400 million in aggregate principal amount of 5.95% Notes due December 1, 2017. Interest on the notes is payable on June 1 and December 1 of each year. We may redeem the notes at any time in whole or, from time to time, in part at the “make-whole” redemption price. The “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 30 basis points. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes repurchased, plus accrued interest on the notes repurchased to the date of repurchase. In conjunction with the issuance of the notes, we entered into treasury lock agreements to protect against fluctuations in forecasted interest payments resulting from the issuance of 10-year, fixed-rate debt due to changes in the benchmark U.S. Treasury rate. These agreements were determined to be highly effective in offsetting changes in forecasted interest payments as a result of changes in the benchmark U.S. Treasury rate. Upon termination of these agreements on December 6, 2007, we recorded a loss of $5.5 million, net of income tax, in shareholders’ equity as a component of accumulated other comprehensive income. This loss, along with $5.0 million in debt issuance costs, is being amortized on a straight-line basis over the life of the notes, which approximates the effective interest rate method, and is reflected as a portion of interest expense in our Consolidated Statement of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 14:  STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION

As of June 28, 2013, we had two shareholder-approved employee stock incentive plans (“SIPs”), including the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) (the “Restated EIP”), under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs).

Summary of Share-Based Compensation Expense

The following table summarizes the amounts and classification of share-based compensation expense:

	2013	2012	2011
	(In millions)
Total expense	$32.9	$34.7	$46.1

Included in:
Cost of product sales and services	$2.4	$3.2	$4.2
Engineering, selling and administrative expenses	30.5	31.5	41.9

Income from continuing operations	32.9	34.7	46.1
Tax effect on share-based compensation expense	(10.0)	(11.8)	(15.4)

Total share-based compensation expense after-tax	$22.9	$22.9	$30.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compensation cost related to share-based compensation arrangements that was capitalized as part of inventory or fixed assets in fiscal 2013, 2012 and 2011 was not material.

Shares of common stock remaining available for future issuance under our SIPs totaled 12,158,295 as of June 28, 2013. In fiscal 2013, we issued an aggregate of 3,072,912 shares of common stock under the terms of our SIPs, which is net of shares withheld for tax purposes.

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

A summary of the significant assumptions used in calculating the fair value of stock option grants under our SIPs is as follows:

	2013	2012	2011
Expected dividends	3.0%	2.2%	2.0%
Expected volatility	33.5%	34.6%	35.6%
Risk-free interest rates	0.7%	0.9%	1.5%
Expected term (years)	5.23	5.10	4.94

A summary of stock option activity under our SIPs as of June 28, 2013 and changes during fiscal 2013 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In millions)
Stock options outstanding at June 29, 2012	7,734,451	$41.13
Stock options forfeited or expired	(943,136)	$44.39
Stock options granted	1,639,700	$46.47
Stock options exercised	(2,643,621)	$36.99

Stock options outstanding at June 28, 2013	5,787,394	$44.00	6.08	$35.27

Stock options exercisable at June 28, 2013	3,234,606	$44.67	4.04	$19.72

The weighted-average grant-date fair value was $10.32 per share, $9.44 per share and $11.75 per share for options granted during fiscal 2013, 2012 and 2011, respectively. The total intrinsic value of options exercised during fiscal 2013, 2012 and 2011 was $28.9 million, $16.2 million and $16.7 million, respectively, at the time of exercise.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our nonvested stock options at June 28, 2013 and changes during fiscal 2013 is as follows:

	Shares	Weighted- Average Grant- Date Fair Value Per Share
Nonvested stock options at June 29, 2012	3,113,517	$10.21
Stock options granted	1,639,700	$10.32
Stock options vested	(2,200,429)	$10.32

Nonvested stock options at June 28, 2013	2,552,788	$10.19

As of June 28, 2013, there was $26.0 million of total unrecognized compensation cost related to nonvested stock options granted under our SIPs. This cost is expected to be recognized over a weighted-average period of 1.65 years. The total fair value of stock options that vested during fiscal 2013, 2012 and 2011 was approximately $22.7 million, $17.8 million and $17.8 million, respectively.

Restricted Stock and Restricted Stock Unit Awards

The following information relates to awards of restricted stock and restricted stock units that have been granted to employees under our Restated EIP. The restricted stock and restricted stock units are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.

The fair value as of the grant date of each restricted stock or restricted stock unit award is based on the closing price of our common stock on the date of grant and is amortized to compensation expense over the vesting period. At June 28, 2013, there were 203,824 shares of restricted stock and 519,690 restricted stock units outstanding, all of which were payable in shares.

A summary of the status of our restricted stock and restricted stock units at June 28, 2013 and changes during fiscal 2013 is as follows:

	Shares	Weighted- Average Grant Price Per Share
Restricted stock and restricted stock units outstanding at June 29, 2012	993,149	$39.87
Restricted stock and restricted stock units granted	313,819	$46.54
Restricted stock and restricted stock units vested	(306,708)	$37.07
Restricted stock and restricted stock units forfeited	(276,746)	$44.20

Restricted stock and restricted stock units outstanding at June 28, 2013	723,514	$42.29

As of June 28, 2013, there was $12.1 million of total unrecognized compensation cost related to restricted stock and restricted stock unit awards under our Restated EIP. This cost is expected to be recognized over a weighted-average period of 1.18 years. The weighted-average grant date price per share of restricted stock and per unit of restricted stock units granted during fiscal 2013, 2012 and 2011 was $46.54, $37.67 and $44.73, respectively. The total fair value of restricted stock and restricted stock units that vested during fiscal 2013, 2012 and 2011 was approximately $11.4 million, $6.0 million and $6.7 million, respectively.

Performance Share and Performance Share Unit Awards

The following information relates to awards of performance shares and performance share units that have been granted to employees under our Restated EIP. Generally, performance share and performance share unit awards are subject to performance criteria such as meeting predetermined operating income and return on invested capital targets (and market conditions, such as total shareholder return, for such awards granted beginning in fiscal 2011) for a 3-year performance period. These awards also generally vest at the expiration of the same 3-year period. The final determination of the number of shares to be issued in respect of an award is determined by our Board of Directors or a committee of our Board of Directors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value as of the grant date of each performance share or performance share unit award is determined based on a fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting. The fair value of each performance share or performance share unit award is amortized to compensation expense over the vesting period if achievement of the performance measures is considered probable. At June 28, 2013, there were 115,680 performance shares and 606,292 performance share units outstanding, all of which were payable in shares.

A summary of the status of our performance shares and performance share units at June 28, 2013 and changes during fiscal 2013 is as follows:

	Shares	Weighted- Average Grant Price Per Share
Performance shares and performance share units outstanding at June 29, 2012	876,780	$35.76
Performance shares and performance share units granted	497,540	$45.92
Performance shares and performance share units vested	(506,252)	$35.28
Performance shares and performance share units forfeited	(146,096)	$45.11

Performance shares and performance share units outstanding at June 28, 2013	721,972	$43.03

As of June 28, 2013, there was $15.0 million of total unrecognized compensation cost related to performance share and performance share unit awards under our Restated EIP. This cost is expected to be recognized over a weighted-average period of 1.46 years. The weighted-average grant date price per share of performance shares and per unit of performance share units granted during fiscal 2013, 2012 and 2011 was $45.92, $37.56 and $44.12, respectively. The total fair value of performance shares and performance share units that vested during fiscal 2013, 2012 and 2011 was approximately $17.9 million, $17.2 million and $14.0 million, respectively.

NOTE 15:  INCOME FROM CONTINUING OPERATIONS PER SHARE

The computations of income from continuing operations per share are as follows (in this Note 15, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders):

	2013	2012	2011
	(In millions, except per share amounts)
Income from continuing operations	$466.4	$558.7	$599.6
Adjustments for participating securities outstanding	(3.5)	(7.3)	(7.3)

Income from continuing operations used in basic and diluted common share calculations (A)	$462.9	$551.4	$592.3

Basic weighted average common shares outstanding (B)	110.5	114.2	125.3
Impact of dilutive stock options and equity awards	0.7	0.6	1.0

Diluted weighted average common shares outstanding (C)	111.2	114.8	126.3

Income from continuing operations per basic common share (A)/(B)	$4.19	$4.83	$4.73
Income from continuing operations per diluted common share (A)/(C)	$4.16	$4.80	$4.69

Potential dilutive common shares primarily consist of employee stock options and performance share and performance share unit awards. Employee stock options to purchase approximately 3,164,450, 5,151,746 and 3,274,962 shares of our common stock were outstanding at the end of fiscal 2013, 2012 and 2011, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive because the options’ exercise prices exceeded the average market price of our common stock.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16:  RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs are expensed as incurred. These costs were $254.1 million, $218.9 million and $239.8 million in fiscal 2013, 2012 and 2011, respectively, and are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. These costs in fiscal 2013 included a $17.8 million write-off of capitalized software in our Integrated Network Solutions segment — see the caption “Capitalized Software to Be Sold, Leased or Otherwise Marketed” in Note 1: Significant Accounting Policies for further discussion. Customer-sponsored research and development costs are incurred pursuant to contractual arrangements and are accounted for principally by the cost-to-cost percentage-of-completion method. Customer-sponsored research and development costs are incurred principally under U.S. Government-sponsored contracts and require us to provide a product or service meeting certain defined performance or other specifications (such as designs). Customer-sponsored research and development is included in our revenue and cost of product sales and services.

NOTE 17:  INTEREST EXPENSE

Total interest expense was $109.1 million, $113.2 million and $90.4 million in fiscal 2013, 2012 and 2011, respectively. Interest paid was $109.9 million, $109.6 million and $90.1 million in fiscal 2013, 2012 and 2011, respectively.

NOTE 18:  LEASE COMMITMENTS

Total rental expense amounted to $48.2 million, $47.9 million and $43.5 million in fiscal 2013, 2012 and 2011, respectively. Future minimum rental commitments under leases with an initial lease term in excess of one year, primarily for land and buildings, amounted to approximately $228.5 million at June 28, 2013. These commitments for the five years following fiscal 2013 and, in total, thereafter are: fiscal 2014 — $44.5 million; fiscal 2015 — $39.5 million; fiscal 2016 — $34.7 million; fiscal 2017 — $28.7 million; fiscal 2018 — $18.9 million; and $62.2 million thereafter. These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any of these individual leases material to our operations. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter. The lease commitments above include payments related to a new long-term lease at a Virginia location entered into on June 26, 2013 as a result of a facilities consolidation in the Northern Virginia area as well as estimated penalties for our plans to move out, prior to lease expiration dates, of certain locations in the Northern Virginia area impacted by the facilities consolidation.

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

At June 28, 2013, we had open foreign currency forward contracts with a notional amount of $58.5 million, of which $47.7 million were classified as fair value hedges and $10.8 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with a notional amount of $103.9 million at June 29, 2012, of which $63.4 million were classified as fair value hedges and $40.5 million were classified as cash flow hedges. At June 28, 2013, contract expiration dates ranged from less than 1 month to 9 months, with a weighted average contract life of 1 month.

Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales” line item in our Consolidated Statement of Income. As of June 28, 2013, we had outstanding foreign currency forward contracts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

denominated in the British Pound, Singapore Dollar, Australian Dollar and Norwegian Krone to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in fiscal 2013, 2012 or 2011. In addition, no amounts were recognized in earnings in fiscal 2013, 2012 and 2011 related to hedged firm commitments that no longer qualify as fair value hedges.

Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications and Integrated Network Solutions segments related to programs in Brazil and Canada. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of June 28, 2013, we had outstanding foreign currency forward contracts denominated in the Brazilian Real and Canadian Dollar to hedge certain forecasted transactions.

These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income, net of hedge ineffectiveness. Gains and losses from other comprehensive income are reclassified to earnings when the related hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Consolidated Statement of Cash Flows as the cash flows of the related hedged items.

The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in fiscal 2013, 2012 or 2011. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive loss” line item in our Consolidated Balance Sheet as of June 28, 2013 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

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

See Note 23: Fair Value Measurements for the amount of the assets and liabilities related to these foreign currency forward contracts in our Consolidated Balance Sheet as of June 28, 2013, and see our Consolidated Statement of Comprehensive Income for additional information on changes in accumulated other comprehensive loss for the three fiscal years ended June 28, 2013.

NOTE 20:  NON-OPERATING INCOME (LOSS)

The components of non-operating income (loss) were as follows:

	2013	2012	2011
	(In millions)
Loss on prepayment of long-term debt	$(33.2)	$—	$—
Impairment of cost-method investments	(10.8)	—	(0.7)
Impairment of investment in joint venture	(6.4)	—	—
Gain on sale of securities available-for-sale	9.0	—	—
Net royalty income (expense)	0.6	11.1	(2.0)
Equity method investment income	0.1	0.4	0.8

	$(40.7)	$11.5	$(1.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21:  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were as follows:

	2013	2012
	(In millions)
Foreign currency translation	$(27.2)	$5.4
Net unrealized gain on hedging derivatives, net of income taxes	0.8	0.7
Net unrealized gain on securities available-for-sale, net of income taxes	—	2.7
Unamortized loss on treasury lock, net of income taxes	(2.4)	(3.0)
Unrecognized pension obligations, net of income taxes	(29.8)	(28.4)

	$(58.6)	$(22.6)

NOTE 22:  INCOME TAXES

The provisions for current and deferred income taxes are summarized as follows:

	2013	2012	2011
	(In millions)
Current:
United States	$189.4	$240.2	$267.4
International	12.0	6.2	3.4
State and local	20.8	27.5	36.5

	222.2	273.9	307.3

Deferred:
United States	(17.0)	15.9	4.9
International	(2.8)	(2.8)	(0.1)
State and local	0.3	(1.0)	(5.3)

	(19.5)	12.1	(0.5)

	$202.7	$286.0	$306.8

The total income tax provision is summarized as follows:

	2013	2012	2011
	(In millions)
Continuing operations	$202.7	$286.0	$306.8
Discontinued operations	(21.4)	(99.1)	(13.2)

Total income tax provision	$181.3	$186.9	$293.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of deferred income tax assets (liabilities) were as follows:

	2013		2012
	Current	Non-Current	Current	Non-Current
	(In millions)
Inventory valuations	$14.6	$—	$30.3	$—
Accruals	99.4	101.0	141.0	65.8
Depreciation	—	(9.1)	—	(17.8)
Domestic tax loss and credit carryforwards	—	24.4	—	29.1
International tax loss and credit carryforwards	—	42.2	—	40.3
International research and development expense deferrals	—	34.4	—	38.0
Acquired intangibles	—	(72.5)	—	(75.6)
Share-based compensation	—	32.0	—	42.0
Unfunded pension liability	—	15.7	—	15.1
Unrecognized tax benefits	—	13.6	—	7.7
All other — net	11.9	10.7	(5.6)	9.4

	125.9	192.4	165.7	154.0
Valuation allowance	(6.5)	(67.6)	(6.0)	(73.7)

	$119.4	$124.8	$159.7	$80.3

A reconciliation of the United States statutory income tax rate to our effective income tax rate follows:

	2013	2012	2011
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes	1.5	1.4	1.8
International income	—	0.8	0.6
Research and development tax credit	(1.3)	(0.5)	(1.1)
U.S. production activity benefit	(3.1)	(3.0)	(2.5)
Settlement of tax audits	(1.2)	—	—
Other items	(0.4)	0.3	0.1

Effective income tax rate	30.5%	34.0%	33.9%

We have made no provision for United States income taxes on $324.6 million of undistributed earnings of international subsidiaries because of our intention to reinvest those earnings indefinitely. Determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable. Tax loss and credit carryforwards as of June 28, 2013 have expiration dates ranging between one year and no expiration in certain instances. The amount of Federal, international, and state and local tax loss carryforwards as of June 28, 2013 were $31.8 million, $86.3 million and $30.1 million, respectively. Income (loss) from continuing operations before income taxes of international subsidiaries was $7.1 million, $15.2 million and $(0.5) million in fiscal 2013, 2012 and 2011, respectively. Income taxes paid were $212.9 million, $205.2 million and $322.4 million in fiscal 2013, 2012 and 2011, respectively. The valuation allowance decreased $5.6 million from $79.7 million at the end of fiscal 2012 to $74.1 million at the end of fiscal 2013. The valuation allowance has been established for financial reporting purposes to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2013	2012	2011
	(In millions)
Balance at beginning of the fiscal year	$48.3	$48.4	$33.2
Additions based on tax positions taken during the current fiscal year	16.9	2.7	3.2
Additions based on tax positions taken during prior fiscal years	20.3	10.4	18.4
Decreases based on tax positions taken during prior fiscal years	(9.7)	(11.7)	(3.1)
Decreases from settlements	(2.1)	(1.4)	(1.7)
Decreases from lapse of statutes of limitations	(0.2)	(0.1)	(1.6)

Balance at end of the fiscal year	$73.5	$48.3	$48.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 28, 2013, we had $73.5 million of unrecognized tax benefits, of which $43.3 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. As of June 29, 2012, we had $48.3 million of unrecognized tax benefits, of which $34.9 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We had accrued $11.3 million for the potential payment of interest and penalties as of June 28, 2013 (and this amount was not included in the $73.5 million of unrecognized tax benefits balance at June 28, 2013 shown above) and $9.0 million of this total could favorably impact future tax rates. We had accrued $8.2 million for the potential payment of interest and penalties as of June 29, 2012 (and this amount was not included in the $48.3 million of unrecognized tax benefits balance at June 29, 2012 shown above) and $6.6 million of this total could favorably impact future tax rates.

We file numerous separate and consolidated income tax returns reporting our financial results and, where appropriate, those of our subsidiaries and affiliates, in the U.S. Federal jurisdiction, and various state, local and foreign jurisdictions. Pursuant to the Compliance Assurance Process, the Internal Revenue Service (“IRS”) is examining fiscal 2010, fiscal 2011, fiscal 2012, fiscal 2013 and fiscal 2014. We are currently under examination by the Canadian Revenue Agency for fiscal years 2007 through 2010, and we are appealing portions of a Canadian assessment relating to fiscal years 2000 through 2006. We are currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 1997 through 2011. It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes cannot be made because of the significant number of jurisdictions in which we do business and the number of open tax periods.

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

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of June 28, 2013:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Deferred compensation plan investments: (1)
Money market fund	$30.5	$—	$—	$30.5
Stock fund	46.7	—	—	46.7
Equity security	21.9	—	—	21.9
Pension plan investments: (2)
Stock funds	40.5	—	—	40.5
Government securities	38.3	—	—	38.3
Foreign currency forward contracts (3)	—	1.0	—	1.0
Liabilities
Deferred compensation plans (4)	98.0	—	—	98.0
Foreign currency forward contracts (5)	—	1.5	—	1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Consolidated Balance Sheet.

(2)	Represents investments related to our defined benefit plan in the United Kingdom, which we include in the “Other current assets” line item in our Consolidated Balance Sheet.

(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in our Consolidated Balance Sheet. The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

(4)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in our Consolidated Balance Sheet. Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.

(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in our Consolidated Balance Sheet. The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

The following table presents fair value information for certain nonfinancial assets and liabilities measured and recorded at fair value on a nonrecurring basis as of June 28, 2013:

	Fair Value at June 28, 2013	Fair Value Measurements Using
		Level 1	Level 2	Level 3
	(In millions)
CIS — Assets of discontinued operation	$28.0	$—	$—	$28.0

During fiscal 2013, we recorded non-cash impairment charges totaling $16.5 million in discontinued operations to write down the carrying amount of assets related to CIS. See Note 3: Discontinued Operations for additional information.

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	June 28, 2013		June 29, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,590.5	$1,763.1	$1,887.8	$2,148.1

(1)	The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

NOTE 24:  BUSINESS SEGMENTS

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our operations in the following three reportable operating or business segments — RF Communications, Integrated Network Solutions and Government Communications Systems. Our RF Communications segment is a global supplier of secure tactical radio communications and embedded high-grade encryption solutions for military, government and commercial customers and also of secure communications systems and equipment for public safety, utility and transportation organizations. Our Integrated Network Solutions segment provides government, energy, maritime and healthcare customers with integrated communications and information technology and services, including mission-critical end-to-end information technology (“IT”) services, managed satellite and terrestrial communications solutions and standards-based healthcare interoperability solutions. Our Government Communications Systems segment conducts advanced research and develops, produces, integrates and supports advanced communications and information systems that solve the mission-critical challenges of our civilian, intelligence and defense government customers worldwide, primarily the U.S. Government. Each business segment is comprised of multiple program areas and product and service lines that aggregate into such business segment.

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit CIS, which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest Broadcast Communications, which provided digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discontinued operations beginning with our financial results presented in our Fiscal 2012 Form 10-K. On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC pursuant to a definitive Asset Sale Agreement entered into December 5, 2012. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. Our historical financial results for periods prior to fiscal 2012 presented in this Report, except for disclosures related to our cash flows, have been restated to account for CIS and Broadcast Communications as discontinued operations. For additional information regarding discontinued operations, see Note 3: Discontinued Operations. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.

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

Our products and systems are produced principally in the United States with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 3 percent of our total revenue during fiscal 2013, 2012 or 2011.

Sales made to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, by all segments as a percentage of total revenue were 67 percent, 70 percent and 78 percent in fiscal 2013, 2012 and 2011, respectively. Revenue from services in fiscal 2013 was approximately 8 percent, 97 percent and 18 percent of total revenue in our RF Communications, Integrated Network Solutions and Government Communications Systems segments, respectively.

Selected information by business segment and geographical area is summarized below:

	2013	2012	2011
	(In millions)
Total Assets
RF Communications	$1,337.2	$1,344.8	$1,493.5
Integrated Network Solutions	1,737.0	1,854.3	3,002.7
Government Communications Systems	1,002.0	1,001.4	976.9
Corporate	755.2	759.6	699.7
Discontinued operations	27.0	632.7	—

	$4,858.4	$5,592.8	$6,172.8

Capital Expenditures
RF Communications	$31.2	$41.2	$77.7
Integrated Network Solutions	70.9	72.8	47.4
Government Communications Systems	55.8	44.8	45.6
Corporate	4.4	11.4	25.2
Discontinued operations	2.5	39.7	115.4

	$164.8	$209.9	$311.3

Depreciation and Amortization
RF Communications	$72.3	$71.8	$66.1
Integrated Network Solutions	97.9	96.6	65.5
Government Communications Systems	42.7	44.2	43.6
Corporate	7.7	12.6	11.6
Discontinued operations	—	35.1	25.2

	$220.6	$260.3	$212.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2013	2012	2011
	(In millions)
Geographical Information for Continuing Operations
U.S. operations:
Revenue	$4,691.4	$5,077.0	$5,229.2
Long-lived assets	$574.3	$580.5	$770.1
International operations:
Revenue	$420.3	$374.3	$189.2
Long-lived assets	$78.9	$78.9	$102.7

Corporate assets consisted primarily of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment. Depreciation and amortization included intangible assets, capitalized software and debt issuance costs amortization of $77.8 million, $82.2 million and $65.2 million in fiscal 2013, 2012 and 2011, respectively.

Export revenue was $892.1 million, $955.8 million and $814.2 million in fiscal 2013, 2012 and 2011, respectively. Fiscal 2013 export revenue and revenue from international operations was principally from Europe, the Middle East, Africa, Australia, Canada and Asia. Fiscal 2013 long-lived assets from international operations were principally in the United Kingdom, which had $29.4 million of long-lived assets as of June 28, 2013.

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:

Revenue

	2013	2012	2011
	(In millions)
RF Communications	$1,849.0	$2,144.1	$2,289.2
Integrated Network Solutions	1,538.6	1,571.2	1,445.3
Government Communications Systems	1,828.1	1,833.8	1,776.5
Corporate eliminations	(104.0)	(97.8)	(92.6)

	$5,111.7	$5,451.3	$5,418.4

Income From Continuing Operations Before Income Taxes

	2013(2)	2012(3)	2011(4)
	(In millions)
Segment Operating Income:
RF Communications	$576.9	$703.7	$787.0
Integrated Network Solutions	77.5	69.9	90.7
Government Communications Systems	254.7	256.2	227.0
Unallocated corporate expense	(88.5)	(81.8)	(87.8)
Corporate eliminations	(8.4)	(6.9)	(21.9)
Non-operating income (loss) (1)	(40.7)	11.5	(1.9)
Net interest expense	(106.9)	(110.7)	(87.6)

	$664.6	$841.9	$905.5

(1)	“Non-operating income (loss)” includes equity method investment income (loss); royalties and related intellectual property expenses; gains and losses on sales of investments, securities available-for-sale and prepayment of long-term debt; and impairments of investments and securities available-for-sale. Additional information regarding non-operating income (loss) is set forth in Note 20: Non-Operating Income (Loss).

(2)	Income from continuing operations before income taxes included a $126.7 million charge, net of government cost reimbursement, for Company-wide restructuring and other actions, including prepayment of long-term debt, asset impairments, a write-off of capitalized software, facility consolidation, workforce reductions and other associated costs. This resulted in charges of $9.2 million, $52.5 million, $10.5 million and $21.3 million in our RF Communications, Integrated Network Solutions and Government Communications Systems segments and at our corporate headquarters, respectively, and $33.2 million (related to prepayment of long-term debt) in “Non-operating income (loss).”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(3)	The operating income in our Integrated Network Solutions segment included a $58.2 million charge for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx.

(4)	The operating income in our Integrated Network Solutions segment included a $46.6 million charge for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS, the Core180 Infrastructure and Carefx.

NOTE 25:  LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At June 28, 2013, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us is not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based upon available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 28, 2013 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

NOTE 26:  SUBSEQUENT EVENT

On August 23, 2013, our Board of Directors approved a new $1 billion share repurchase program (our “New Repurchase Program”) that is in addition to our prior share repurchase program approved in 2011, which has a remaining, unused authorization of approximately $62 million as of August 23, 2013 (approximately $133 million at June 28, 2013). Our New Repurchase Program does not have a stated expiration date. Repurchases may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

SUPPLEMENTARY FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is summarized below.

	Quarter Ended				Total Year
	9-28-12(3)	12-28-12(4)	3-29-13(5)	6-28-13(6)
	(In millions, except per share amounts)
Fiscal 2013
Revenue	$1,261.5	$1,286.9	$1,203.7	$1,359.6	$5,111.7
Gross profit	413.2	441.5	400.2	471.8	1,726.7
Income from continuing operations before income taxes	187.6	200.2	170.4	106.4	664.6
Income from continuing operations (1)	128.5	142.2	125.1	70.6	466.4
Discontinued operations, net of income taxes	(214.3)	(93.7)	(30.3)	(15.1)	(353.4)
Net income (2)	(85.8)	48.5	94.8	55.5	113.0
Per share data:
Basic
Income from continuing operations (1)	1.15	1.26	1.12	0.65	4.19
Discontinued operations	(1.92)	(0.83)	(0.27)	(0.14)	(3.18)
Net income (2)	(0.77)	0.43	0.85	0.51	1.01
Diluted
Income from continuing operations (1)	1.14	1.25	1.12	0.65	4.16
Discontinued operations	(1.90)	(0.82)	(0.27)	(0.14)	(3.15)
Net income (2)	(0.76)	0.43	0.85	0.51	1.01
Cash dividends	0.37	0.37	0.37	0.37	1.48
Stock prices — High	51.68	52.23	50.53	51.46
Low	39.02	45.62	43.70	41.08

	Quarter Ended				Total Year
	9-30-11	12-30-11	3-30-12(7)	6-29-12(8)
	(In millions, except per share amounts)
Fiscal 2012
Revenue	$1,336.1	$1,310.2	$1,368.8	$1,436.2	$5,451.3
Gross profit	442.2	454.2	489.0	496.6	1,882.0
Income from continuing operations before income taxes	192.3	205.9	227.6	216.1	841.9
Income from continuing operations (1)	131.1	135.6	155.3	136.7	558.7
Discontinued operations, net of income taxes	(9.5)	(2.5)	(508.5)	(7.6)	(528.1)
Net income (2)	121.6	133.1	(353.2)	129.1	30.6
Per share data:
Basic
Income from continuing operations (1)	1.09	1.19	1.38	1.20	4.83
Discontinued operations	(0.08)	(0.02)	(4.53)	(0.06)	(4.57)
Net income (2)	1.01	1.17	(3.15)	1.14	0.26
Diluted
Income from continuing operations (1)	1.09	1.18	1.38	1.20	4.80
Discontinued operations	(0.08)	(0.02)	(4.51)	(0.07)	(4.54)
Net income (2)	1.01	1.16	(3.13)	1.13	0.26
Cash dividends	0.28	0.28	0.33	0.33	1.22
Stock prices — High	45.46	39.92	45.42	45.79
Low	34.13	32.68	35.98	38.33

(1)	For this line item, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders.

(2)	For this line item, “net income” refers to net income attributable to Harris Corporation common shareholders.

(3)	Discontinued operations, net of income taxes included a $213.1 million after-tax non-cash charge for estimated impairment of goodwill related to Broadcast Communications.

(4)	Discontinued operations, net of income taxes included an $84.2 million after-tax non-cash charge for estimated impairment of goodwill, other long-lived assets and inventory related to Broadcast Communications.

(5)	Discontinued operations, net of income taxes included a $23.6 million after-tax loss on sale of discontinued operations related to our sale of Broadcast Communications to an affiliate of The Gores Group, LLC on February 4, 2013.

(6)	Income from continuing operations before income taxes included an $83.0 million after-tax charge, net of government cost reimbursement, for Company-wide restructuring and other actions, including prepayment of debt, asset impairments, a write-off of capitalized software, facility consolidation, workforce reductions and other associated costs.

(7)	Discontinued operations, net of income taxes included a $406.5 million after-tax non-cash charge for estimated impairment of goodwill and other long-lived assets related to Broadcast Communications and an $89.8 million after-tax charge in connection with our approved plan to exit our CIS operation, primarily for impairment of goodwill and other long-lived assets.

(8)	Discontinued operations, net of income taxes included a $10.5 million after-tax non-cash charge for estimated impairment of goodwill and other long-lived assets related to Broadcast Communications.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of fiscal 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of fiscal 2013 our disclosure controls and procedures were effective.

(b) Changes in Internal Control:    We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Evaluation of Internal Control over Financial Reporting:    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of fiscal 2013 and concluded that our internal control over financial reporting was effective as of the end of fiscal 2013. “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Report. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, our independent registered public accounting firm. Their unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Report.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a) Identification of Directors:    The information required by this Item, with respect to our directors, is incorporated herein by reference to the discussion under the heading Proposal 1: Election of Directors in our Proxy Statement for our 2013 Annual Meeting of Shareholders scheduled to be held on October 25, 2013 (our “2013 Proxy Statement”), which is expected to be filed within 120 days after the end of our fiscal 2013.

(b) Identification of Executive Officers:    Certain information regarding our executive officers is included in Part I of this Report under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.

(c) Audit Committee Information; Financial Expert:    The information required by this Item with respect to the Audit Committee of our Board of Directors and Audit Committee financial experts is incorporated herein by reference to the discussion under the headings Board Committees and Committee Charters, Audit Committee and Committee Membership in our 2013 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2013.

(d) Section 16(a) Beneficial Ownership Reporting Compliance:    The information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2013 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2013.

(e) Code of Ethics:    All our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Standards of Business Conduct. Our Standards of Business Conduct are posted on our website at http://harris.com/about/business-conduct.aspx and are also available free of charge by written request to our Director of Business Conduct, Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose any amendment to, or waiver from, our Standards of Business Conduct granted in favor of any of our directors or officers on the Business Conduct section of our website at http://harris.com/about/business-conduct.aspx within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Standards of Business Conduct in our 2013 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2013.

(f) Policy for Nominees:    The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees to our Board of Directors contained under the heading Director Nomination Process and Criteria, and Board Diversity in our 2013 Proxy Statement, which is expected to be filed within 120 days after the end of our 2013 fiscal year. No material changes to those procedures have occurred since the disclosure regarding those procedures in our Proxy Statement for our 2012 Annual Meeting of Shareholders. Additional information concerning requirements and procedures for shareholders directly nominating directors is contained under the heading Shareholder Proposals for the 2014 Annual Meeting of Shareholders in our 2013 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2013.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item, with respect to compensation of our directors and executive officers, is incorporated herein by reference to the discussion under the headings Director Compensation and Benefits, Executive Compensation and Management Development and Compensation Committee Report in our 2013 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of June 28, 2013 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	6,913,376	$44.00	12,158,295
Equity compensation plans not approved by shareholders	-0-	N/A	-0-

Total	6,913,376	$44.00	12,158,295

(1)	Consists of the Harris Corporation 2000 Stock Incentive Plan and the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) (the “2005 Equity Incentive Plan”). No additional awards may be granted under the Harris Corporation 2000 Stock Incentive Plan.

(2)	Under the 2005 Equity Incentive Plan, in addition to options, we have granted share-based compensation awards in the form of performance shares, restricted stock, performance share units, restricted stock units or other similar types of share awards. As of June 28, 2013, there were 1,445,486 such awards outstanding under that plan. The outstanding awards consisted of (i) 319,504 performance share awards and restricted stock awards, for which all 319,504 shares were issued and outstanding; and (ii) 1,125,982 performance share unit awards and restricted stock unit awards, for which all 1,125,982 were payable in shares but for which no shares were yet issued and outstanding. The 6,913,376 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 5,787,394 outstanding options and in respect of the 1,125,982 performance share unit awards and restricted stock units awards payable in shares. Because there is no exercise price associated with performance share awards or restricted stock awards or with performance share unit awards or restricted stock unit awards, all of which are granted to employees at no cost, such awards are not included in the weighted average exercise price calculation in column (b).

See Note 14: Stock Options and Other Share-Based Compensation in the Notes for a general description of our stock and equity incentive plans.

The other information required by this Item, with respect to security ownership of certain of our beneficial owners and management, is incorporated herein by reference to the discussion under the headings Our Largest Shareholders and Shares Held By Our Directors and Executive Officers in our 2013 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the discussion under the headings Director Independence and Related Person Transaction Policy in our 2013 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm in our 2013 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2013.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Report:

Page
(1) List of Financial Statements Filed as Part of this Report
The following financial statements and reports of Harris Corporation and its consolidated subsidiaries are included in Item 8. of this Report at the page numbers referenced below:
Management’s Report on Internal Control Over Financial Reporting	54
Report of Independent Registered Certified Public Accounting Firm on the Consolidated Financial Statements	55
Report of Independent Registered Certified Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	56
Consolidated Statement of Income — Fiscal Years ended June 28, 2013; June 29, 2012; and July 1, 2011	57
Consolidated Statement of Comprehensive Income — Fiscal Years ended June 28, 2013; June 29, 2012; and July 1, 2011	58
Consolidated Balance Sheet — June 28, 2013 and June 29, 2012	59
Consolidated Statement of Cash Flows — Fiscal Years ended June 28, 2013; June 29, 2012; and July 1, 2011	60
Consolidated Statement of Equity — Fiscal Years ended June 28, 2013; June 29, 2012; and July 1, 2011	61
Notes to Consolidated Financial Statements	62
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts — Fiscal Years ended June 28, 2013; June 29, 2012; and July 1, 2011	103

All other schedules are omitted because they are not applicable, the amounts are not significant or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

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

(2)(b) Agreement and Plan of Merger, dated as of May 21, 2010, by and among Harris Corporation, CapRock Holdings, Inc., Canyon Merger Corp., and, solely for purposes of Sections 7.11, 9.1 and 9.8, certain holders of the issued and outstanding equity securities of CapRock Holdings, Inc. party thereto as of the date thereof, and for purposes of the provisions thereof that apply to the Stockholder Representative, ABRY Partners V, L.P., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2010. (Commission File Number 1-3863)

(2)(c) Share and Business Sale Agreement, dated as of November 6, 2010, between Schlumberger B.V. and Harris Corporation, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2010. (Commission File Number 1-3863)

(2)(d)(i) Asset Sale Agreement, dated as of December 5, 2012, by and between Harris Corporation and Gores Broadcast Solutions, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2012. (Commission File Number 1-3863)

(ii)  First Amendment to Asset Sale Agreement, dated January 31, 2013, by and between Harris Corporation and HBC Solutions, Inc. (formerly known as Gores Broadcast Solutions, Inc.), incorporated herein by reference to Exhibit 2(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2013. (Commission File Number 1-3863)

(iii)  Amendment to Asset Sale Agreement, dated February 3, 2013, by and between Harris Corporation and HBC Solutions, Inc. (formerly known as Gores Broadcast Solutions, Inc.), incorporated herein by reference to Exhibit 2(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2013. (Commission File Number 1-3863)

(iv)  Amendment to Asset Sale Agreement, dated May 17, 2013, by and between Harris Corporation and HBC Solutions, Inc. (formerly known as Gores Broadcast Solutions, Inc.).

(3)(a) Restated Certificate of Incorporation of Harris Corporation (1995), as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2012. (Commission File Number 1-3863)

(3)(b) By-Laws of Harris Corporation, as amended and restated effective October 26, 2012, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report of Form 8-K filed with the SEC on October 31, 2012. (Commission File Number 1-3863)

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

(4)(d)(i) Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

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

(4)(e)(i) Subordinated Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.

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

(4)(f) Form of the Company’s 5.95% Notes due 2017, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2007. (Commission File Number 1-3863)

(4)(g) Form of the Company’s 6.375% Notes due 2019, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2009. (Commission File Number 1-3863)

(4)(h) Form of the Company’s 4.40% Notes due 2020, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010. (Commission File Number 1-3863)

(4)(i) Form of the Company’s 6.15% Notes due 2040, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010. (Commission File Number 1-3863)

(4)(j) Pursuant to Regulation S-K Item 601(b)(4)(iii)(A), Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of Harris.

(10)  Material Contracts:

*(10)(a)(i)  Form of Director and Executive Officer Indemnification Agreement, effective as of, and for use after, August 28, 2010, incorporated herein by reference to Exhibit 10(p) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

(ii)  Form of Director and Executive Officer Indemnification Agreement, for use on or after October 26, 2012, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2012. (Commission File Number 1-3863)

*(10)(b)(i) Form of Executive Change in Control Severance Agreement, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(ii)  Form of Executive Change in Control Severance Agreement, effective as of, and for use after, April 22, 2010, incorporated herein by reference to Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

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

(iii)  Amendment No. 2 to Harris Corporation 2000 Stock Incentive Plan, effective January 1, 2009, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(iv)  Stock Option Agreement Terms and Conditions (as of 8/24/01) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2001. (Commission File Number 1-3863)

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

(viii)  Form of Outside Director Stock Option Agreement (as of 10/27/2000) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(d)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2001. (Commission File Number 1-3863)

*(10)(e)(i) Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

(ii)  Amendment No. 1 to Harris Corporation 2005 Equity Incentive Plan, effective January 1, 2009, incorporated herein by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

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

(v)  Form of Stock Option Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)

(vi)  Form of Stock Option Award Agreement Terms and Conditions (as of July 4, 2009) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2009. (Commission File Number 1-3863)

*(10)(f)(i) Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)

(ii)  Form of Stock Option Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

(iii)  Form of Performance Share Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

(iv)  Form of Performance Share Unit Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

(v)  Form of Restricted Stock Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

(vi)  Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

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

(x)  Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of June 30, 2012) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2012. (Commission File Number 1-3863)

*(10)(g)(i) Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010. (Commission File Number 1-3863)

(ii)  Amendment Number One to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated June 28, 2011 and effective as of July 2, 2011, incorporated herein by reference to Exhibit 10(x)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2011. (Commission File Number 1-3863)

(iii)  Amendment Number Two to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated August 30, 2011 and effective as of September 1, 2011, incorporated herein by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011. (Commission File Number 1-3863)

(iv)  Amendment Number Three to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated January 31, 2013 and effective as of February 4, 2013, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2013. (Commission File Number 1-3863)

(v)  Amendment Number Four to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated June 25, 2013 and effective as of July 15, 2013.

*(10)(h)(i) Harris Corporation Supplemental Executive Retirement Plan (amended and restated effective March 1, 2003), incorporated herein by reference to Exhibit 10(b)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003. (Commission File Number 1-3863)

(ii)  Amendment No. 1 to Harris Corporation Supplemental Executive Retirement Plan, dated April 25, 2003, incorporated herein by reference to Exhibit 10(b)(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003. (Commission File Number 1-3863)

(iii)  Amendment No. 2 to Harris Corporation Supplemental Executive Retirement Plan, dated June 4, 2004, incorporated herein by reference to Exhibit 10(f)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2004. (Commission File Number 1-3863)

(iv)  Amendment No. 3 to Harris Corporation Supplemental Executive Retirement Plan, dated April 19, 2007, incorporated herein by reference to Exhibit 10(g)(iv) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007. (Commission File Number 1-3863)

(v)  Amendment No. 4 to Harris Corporation Supplemental Executive Retirement Plan, dated October 27, 2010 and effective as of August 28, 2010, incorporated herein by reference to Exhibit 10(j) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

*(10)(i) Harris Corporation 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective November 28, 2011), incorporated herein by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2011. (Commission File Number 1-3863)

*(10)(j)(i) Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)

(ii)  Amendment Number One to the Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), effective January 1, 2009, incorporated herein by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(iii)  Amendment Number Two to the Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), dated October 27, 2010 and effective as of August 28, 2010, incorporated herein by reference to Exhibit 10(l) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

*(10)(k)(i) Harris Corporation 2005 Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009), incorporated herein by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(ii)  Amendment Number One to the Harris Corporation 2005 Directors’ Deferred Compensation Plan (As Amended and Restated Effective January 1, 2009), dated October 27, 2010 and effective as of August 28, 2010, incorporated herein by reference to Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

*(10)(l)(i) Amended and Restated Master Trust Agreement and Declaration of Trust, made as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)

(ii)  Amendment to the Harris Corporation Master Trust, dated May 21, 2009, incorporated herein by reference to Exhibit 10(m)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009. (Commission File Number 1-3863)

(iii)  Amendment to the Harris Corporation Master Trust, dated December 8, 2009 and effective December 31, 2009, incorporated herein by reference to Exhibit 4(e)(iii) to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-163647, filed with the SEC on December 10, 2009.

*(10)(m)(i) Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)

(ii)  First Amendment to Master Rabbi Trust Agreement, dated the 24th day of September, 2004, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004. (Commission File Number 1-3863)

(iii)  Second Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated as of December 8, 2004, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2004. (Commission File Number 1-3863)

(iv)  Third Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated January 15, 2009 and effective January 1, 2009, incorporated herein by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(v)  Fourth Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated October 27, 2010 and effective as of August 28, 2010, incorporated herein by reference to Exhibit 10(n) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

(10)(n) Revolving Credit Agreement, dated as of September 28, 2012, by and among Harris Corporation and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 4, 2012. (Commission File Number 1-3863)

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

(iv)  Amendment to Letter Agreement, dated as of July 23, 2012, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on July 26, 2012. (Commission File Number 1-3863)

*10(u)(i) Offer Letter, dated July 5, 2005, by and between Harris Corporation and Jeffrey S. Shuman, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)

(ii)  Addendum, dated December 12, 2008, to the Offer Letter, dated July 5, 2005, by and between Harris Corporation and Jeffrey S. Shuman, incorporated herein by reference to Exhibit 10(l) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(iii)  Separation Agreement and Release of All Claims, dated as of August 21, 2012, by and between Harris Corporation and Jeffrey S. Shuman, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2012. (Commission File Number 1-3863)

*(10)(v) Employment Agreement, dated October 8, 2011 and effective November 1, 2011, by and between Harris Corporation and William M. Brown, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011. (Commission File Number 1-3863)

*(10)(w) Summary of Annual Compensation of Outside Directors effective as of January 1, 2013, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2012. (Commission File Number 1-3863)

*(10)(x) Offer Letter, dated July 20, 2012, by and between Harris Corporation and Robert L. Duffy.

*(10)(y) Offer Letter, dated December 11, 2012, by and between Harris Corporation and James D. Morris.

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

HARRIS CORPORATION
(Registrant)

Date: August 26, 2013	By:	/S/ WILLIAM M. BROWN
William M. Brown
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ WILLIAM M. BROWN William M. Brown	President and Chief Executive Officer (Principal Executive Officer) and Director	August 26, 2013

	/s/ GARY L. MCARTHUR Gary L. McArthur	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 26, 2013

	/s/ LEWIS A. SCHWARTZ Lewis A. Schwartz	Vice President, Principal Accounting Officer (Principal Accounting Officer)	August 26, 2013

	/s/ THOMAS A. DATTILO* Thomas A. Dattilo	Chairman of the Board and Director	August 26, 2013

	/s/ PETER W. CHIARELLI* Peter W. Chiarelli	Director	August 26, 2013

	/s/ TERRY D. GROWCOCK* Terry D. Growcock	Director	August 26, 2013

	/s/ LEWIS HAY III* Lewis Hay III	Director	August 26, 2013

	/s/ KAREN KATEN* Karen Katen	Director	August 26, 2013

	/s/ STEPHEN P. KAUFMAN* Stephen P. Kaufman	Director	August 26, 2013

	/s/ LESLIE F. KENNE* Leslie F. Kenne	Director	August 26, 2013

	/s/ DAVID B. RICKARD* David B. Rickard	Director	August 26, 2013

	/s/ JAMES C. STOFFEL* James C. Stoffel	Director	August 26, 2013

	/s/ GREGORY T. SWIENTON* Gregory T. Swienton	Director	August 26, 2013

	/s/ HANSEL E. TOOKES II* Hansel E. Tookes II	Director	August 26, 2013

*By:	/s/ SCOTT T. MIKUEN
Scott T. Mikuen
Attorney-in-Fact
pursuant to a power of attorney

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

HARRIS CORPORATION AND SUBSIDIARIES

(In thousands)

Col. A	Col. B	Col. C				Col. D			Col. E
Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe			Deductions — Describe			Balance at End of Period
Year ended June 28, 2013
Amounts Deducted From
Respective Asset Accounts:
						$72	(A)
						1,701	(B)
						375	(C)

Allowances for collection losses	$7,012	$3,665	$—	(C	)	$2,148			$8,529

						(84)	(A	)
						5,652	(C	)

Allowances for deferred tax assets	$79,739	$(1,342)	$1,283	(D	)	$5,568			$74,112

Year ended June 29, 2012
Amounts Deducted From
Respective Asset Accounts:
						$155	(A	)
						1,071	(B	)
						7,155	(E	)

Allowances for collection losses	$11,928	$3,295	$170	(C	)	$8,381			$7,012

Allowances for deferred tax assets	$88,732	$(10,166)	$1,417	(D	)	$244	(A	)	$79,739

Year ended July 1, 2011
Amounts Deducted From
Respective Asset Accounts:
						$(277)	(A	)
						4,142	(B	)

Allowances for collection losses	$10,036	$3,387	$2,370	(C	)	$3,865			$11,928

			$386	(C	)
			(4,401)	(D	)

Allowances for deferred tax assets	$80,321	$12,098	$(4,015)			$(328)	(A	)	$88,732

Note A — Foreign currency translation gains and losses.

Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off.

Note C — Acquisitions and divestitures.

Note D — Uncertain income tax positions.

Note E — Amount reclassified to discontinued operations.