Form 10-Q
period 2013-09-27
HARRIS CORP /DE/
filed 2013-10-30
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of October 25, 2013 was 106,874,293 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended September 27, 2013

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended
	September 27, 2013	September 28, 2012
	(In millions, except per share amounts)
Revenue from product sales and services	$1,191.9	$1,261.5

Cost of product sales and services	(774.5)	(848.3)
Engineering, selling and administrative expenses	(207.8)	(198.2)
Non-operating income	1.3	—
Interest income	0.6	0.5
Interest expense	(23.7)	(27.9)

Income from continuing operations before income taxes	187.8	187.6
Income taxes	(60.4)	(59.3)

Income from continuing operations	127.4	128.3
Discontinued operations, net of income taxes	(1.7)	(214.3)

Net income (loss)	125.7	(86.0)
Noncontrolling interests, net of income taxes	0.1	0.2

Net income (loss) attributable to Harris Corporation	$125.8	$(85.8)

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$127.5	$128.5
Discontinued operations, net of income taxes	(1.7)	(214.3)

Net income (loss)	$125.8	$(85.8)

Net income (loss) per common share attributable to Harris Corporation common shareholders
Basic net income (loss) per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.19	$1.15
Discontinued operations	(0.02)	(1.92)

	$1.17	$(0.77)

Diluted net income (loss) per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.18	$1.14
Discontinued operations	(0.02)	(1.90)

	$1.16	$(0.76)

Cash dividends paid per common share	$0.42	$0.37

Basic weighted average common shares outstanding	106.4	111.9
Diluted weighted average common shares outstanding	107.3	112.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended
	September 27, 2013	September 28, 2012
	(In millions)
Net income (loss)	$125.7	$(86.0)
Other comprehensive income:
Foreign currency translation	24.0	38.1
Net unrealized loss on hedging derivatives, net of income taxes	(0.3)	(0.4)
Net unrealized loss on securities available-for-sale, net of income taxes	—	(1.0)
Amortization of loss on treasury lock, net of income taxes	0.1	0.2
Net unrecognized pension obligations, net of income taxes	0.6	0.5

Other comprehensive income, net of income taxes	24.4	37.4

Total comprehensive income (loss)	150.1	(48.6)
Comprehensive loss attributable to noncontrolling interests	0.1	0.2

Total comprehensive income (loss) attributable to Harris Corporation	$150.2	$(48.4)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 27, 2013	June 28, 2013
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$337.2	$321.0
Receivables	676.1	696.8
Inventories	656.3	668.7
Income taxes receivable	25.9	36.2
Current deferred income taxes	115.3	121.2
Other current assets	78.7	77.2
Assets of discontinued operations	—	27.0

Total current assets	1,889.5	1,948.1
Non-current Assets
Property, plant and equipment	651.9	653.2
Goodwill	1,703.1	1,692.0
Intangible assets	297.3	308.1
Non-current deferred income taxes	95.3	124.8
Other non-current assets	143.6	132.2

Total non-current assets	2,891.2	2,910.3

	$4,780.7	$4,858.4

Liabilities and Equity
Current Liabilities
Short-term debt	$88.6	$144.6
Accounts payable	315.1	339.5
Compensation and benefits	166.9	234.3
Other accrued items	251.4	255.8
Advance payments and unearned income	308.7	308.0
Current deferred income taxes	0.9	1.8
Current portion of long-term debt	4.9	13.4

Total current liabilities	1,136.5	1,297.4
Non-current Liabilities
Long-term debt	1,577.1	1,577.1
Long-term contract liability	93.7	96.8
Other long-term liabilities	343.3	325.9

Total non-current liabilities	2,014.1	1,999.8
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 106,762,625 shares at September 27, 2013 and 106,933,188 shares at June 28, 2013	106.8	106.9
Other capital	467.5	433.1
Retained earnings	1,090.2	1,079.9
Accumulated other comprehensive loss	(34.2)	(58.6)

Total shareholders’ equity	1,630.3	1,561.3
Noncontrolling interests	(0.2)	(0.1)

Total equity	1,630.1	1,561.2

	$4,780.7	$4,858.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter Ended
	September 27, 2013	September 28, 2012
	(In millions)
Operating Activities
Net income (loss)	$125.7	$(86.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50.0	54.8
Share-based compensation	8.4	6.0
Non-current deferred income taxes	29.9	10.3
Gain on sale of securities available-for-sale	—	(6.0)
Loss on sale of discontinued operations	1.7	—
Impairment of assets of discontinued operations	—	222.3
(Increase) decrease in:
Accounts and notes receivable	20.8	78.4
Inventories	12.4	(43.6)
Increase (decrease) in:
Accounts payable and accrued expenses	(81.8)	(119.1)
Advance payments and unearned income	0.7	(2.5)
Income taxes	15.3	11.5
Other	(10.5)	(5.6)

Net cash provided by operating activities	172.6	120.5

Investing Activities
Cash paid for cost-method investment	—	(0.8)
Additions of property, plant and equipment	(33.4)	(39.9)
Additions of capitalized software	—	(3.8)
Proceeds from sale of discontinued operations	27.0	—
Proceeds from sale of securities available-for-sale	—	7.9

Net cash used in investing activities	(6.4)	(36.6)

Financing Activities
Proceeds from borrowings	4.8	10.7
Repayments of borrowings	(69.3)	(81.5)
Proceeds from exercises of employee stock options	62.6	60.5
Repurchases of common stock	(106.7)	(63.9)
Cash dividends	(45.3)	(41.9)

Net cash used in financing activities	(153.9)	(116.1)

Effect of exchange rate changes on cash and cash equivalents	3.9	3.0

Net increase (decrease) in cash and cash equivalents	16.2	(29.2)

Cash and cash equivalents, beginning of year	321.0	356.0

Cash and cash equivalents, end of quarter	$337.2	$326.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 27, 2013

Note A — Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented therein. The results for the quarter ended September 27, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 28, 2013 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2013 (our “Fiscal 2013 Form 10-K”).

See Note B — Discontinued Operations for information regarding discontinued operations. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.

At the beginning of the first quarter of fiscal 2014, we changed our structure to manage our cyber security network testing operation (formerly part of our Government Communications Systems segment) as part of our Integrated Network Solutions segment in order to leverage the breadth of our information technology (“IT”) enterprise network and information assurance capabilities for the IT Services market, and as a result, reassigned $2.4 million of goodwill (determined on a relative fair value basis) from our Government Communications Systems segment to our Integrated Network Solutions segment. The historical results, discussion and presentation of our business segments as set forth in this Report have been adjusted to reflect the impact of this change to our business segment reporting structure for all periods presented in this Report.

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

Adoption of New Accounting Standards

In the first quarter of fiscal 2014, we adopted an accounting standard issued by the Financial Accounting Standards Board (“FASB”) that requires entities to provide details of reclassifications in the disclosure of changes in accumulated other comprehensive income (“AOCI”) balances. In addition, for significant items reclassified out of AOCI in the fiscal quarter, entities must provide information about the effects on net income together, in one location, on the face of the statement where net income is presented, or as a separate disclosure in the notes. For items not reclassified to net income in their entirety in the fiscal quarter, entities must cross-reference to the note where additional details about the effects of the reclassifications are disclosed. The adoption of this update did not impact our financial position, results of operations or cash flows.

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

Note B — Discontinued Operations

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our cyber integrated solutions operation (“CIS”), which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. On August 27, 2013, we completed the sale of the remaining assets of CIS for $35 million, including $28 million in cash and a $7 million subordinated promissory note. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest our broadcast communications operation (“Broadcast Communications”), which provided digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Annual Report on Form 10-K for fiscal 2012. On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment, which is currently in dispute), a $15 million subordinated promissory note and an earnout of up to $50 million based on future performance. Should the dispute related to the post-closing working capital adjustment to the purchase price be resolved unfavorably to us, we believe such an outcome would not have a material adverse effect on our financial condition, results of operations or cash flows. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment.

In the first quarter of fiscal 2014, discontinued operations consisted of a $4.9 million ($3.6 million after-tax) increase in the loss on sale of Broadcast Communications from miscellaneous adjustments for contingencies related to the disposition and a $3.1 million ($1.9 million after-tax) gain on the sale of the remaining assets of CIS. In the first quarter of fiscal 2013, the results of operations for Broadcast Communications and CIS included non-cash impairment charges of $216.5 million and $5.8 million, respectively.

Summarized financial information for our discontinued operations related to CIS and Broadcast Communications is as follows:

	Quarter Ended
	September 27, 2013	September 28, 2012
	(In millions)
Revenue from product sales and services	$—	$116.9

Loss before income taxes	$—	$(218.7)
Income taxes	—	4.4

Loss from discontinued operations	—	(214.3)
Loss on sale of discontinued operations, net of income tax benefit of $0.1 million	(1.7)	—

Discontinued operations, net of income taxes	$(1.7)	$(214.3)

	September 27, 2013	June 28, 2013
	(In millions)
Property, plant and equipment	$—	$27.0

Unless otherwise specified, the information set forth in these Notes, other than this Note B — Discontinued Operations, relates solely to our continuing operations.

Note C — Stock Options and Other Share-Based Compensation

During the quarter ended September 27, 2013, we had two shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $8.4 million for the quarter ended September 27, 2013 and $6.0 million for the quarter ended September 28, 2012.

Grants to employees under our SIPs during the quarter ended September 27, 2013 consisted of 1,373,700 stock options, 305,650 performance share unit awards and 190,600 restricted stock unit awards. The fair value as of the grant date of each option award was determined using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected dividend yield of 2.80 percent; expected volatility of 30.65 percent; risk-free interest rates averaging 1.66 percent; and expected term in years of 5.10. The fair value as of the grant date of each performance share unit award was determined based on a fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting.

Note D — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at September 27, 2013 and June 28, 2013 were as follows:

	September 27, 2013 (1)	June 28, 2013
	(In millions)
Foreign currency translation	$(3.2)	$(27.2)
Net unrealized gain on hedging derivatives, net of income taxes	0.5	0.8
Unamortized loss on treasury lock, net of income taxes	(2.3)	(2.4)
Unrecognized pension obligations, net of income taxes of $15.4 and $15.8 at September 27, 2013 and June 28, 2013, respectively	(29.2)	(29.8)

	$(34.2)	$(58.6)

(1)	Reclassifications out of accumulated other comprehensive loss to earnings were not material in the first quarter of fiscal 2014.

Note E — Receivables

Receivables are summarized below:

	September 27, 2013	June 28, 2013
	(In millions)
Accounts receivable	$515.4	$569.3
Unbilled costs and accrued earnings on cost-plus contracts	153.6	120.8
Notes receivable due within one year, net	15.2	15.2

	684.2	705.3
Less allowances for collection losses	(8.1)	(8.5)

	$676.1	$696.8

Note F — Inventories

Inventories are summarized below:

	September 27, 2013	June 28, 2013
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$376.5	$386.3
Finished products	115.3	123.9
Work in process	39.8	35.0
Raw materials and supplies	124.7	123.5

	$656.3	$668.7

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $129.0 million at September 27, 2013 and $145.3 million at June 28, 2013.

Note G — Property, Plant and Equipment

Property, plant and equipment are summarized below:

	September 27, 2013	June 28, 2013
	(In millions)
Land	$13.0	$13.0
Software capitalized for internal use	116.3	110.5
Buildings	432.1	420.4
Machinery and equipment	1,035.9	1,022.0

	1,597.3	1,565.9
Less allowances for depreciation and amortization	(945.4)	(912.7)

	$651.9	$653.2

Depreciation and amortization expense related to property, plant and equipment for the quarters ended September 27, 2013 and September 28, 2012 was $34.7 million and $34.5 million, respectively.

Note H — Accrued Warranties

Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the quarter ended September 27, 2013 were as follows:

(In millions)
Balance at June 28, 2013	$39.9
Warranty provision for sales made during quarter ended September 27, 2013	2.9
Settlements made during quarter ended September 27, 2013	(2.8)
Other adjustments to warranty liability, including those for foreign currency translation, during quarter ended September 27, 2013	—

Balance at September 27, 2013	$40.0

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties at September 27, 2013 and June 28, 2013 was $35.1 million and $34.6 million, respectively, and is included within the “Advance payments and unearned income” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

Note I — Income From Continuing Operations Per Share

The computations of income from continuing operations per share are as follows (in this Note I, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders):

	Quarter Ended
	September 27, 2013	September 28, 2012
	(In millions, except per share amounts)
Income from continuing operations	$127.5	$128.5
Adjustments for participating securities outstanding	(1.1)	—

Income from continuing operations used in per basic and diluted common share calculations (A)	$126.4	$128.5

Basic weighted average common shares outstanding (B)	106.4	111.9
Impact of dilutive stock options and equity awards	0.9	0.7

Diluted weighted average common shares outstanding (C)	107.3	112.6

Income from continuing operations per basic common share (A)/(B)	$1.19	$1.15
Income from continuing operations per diluted common share (A)/(C)	$1.18	$1.14

Potential dilutive common shares primarily consist of employee stock options and performance share and performance share unit awards. Employee stock options to purchase approximately 1,240,179 and 2,699,871 shares of our common stock were outstanding at September 27, 2013 and September 28, 2012, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive because the options’ exercise prices exceeded the average market price of our common stock.

Note J — Non-Operating Income

The components of non-operating income were as follows:

	Quarter Ended
	September 27, 2013	September 28, 2012
	(In millions)
Gain on sale of securities available-for-sale	$—	$6.0
Impairment of cost-method investments	—	(5.8)
Net royalty income (expense)	1.3	(0.2)

	$1.3	$—

Note K — Income Taxes

Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 32.2 percent in the first quarter of fiscal 2014 compared with 31.6 percent in the first quarter of fiscal 2013. In the first quarter of fiscal 2014, our effective tax rate benefited from the settlement of a state tax audit. In the first quarter of fiscal 2013, our effective tax rate benefited from tax elections resulting in the deductibility of certain expenses, a reduction in estimated non-U.S. tax liabilities and a reduction in state taxes due to changes in certain state tax laws.

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

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of September 27, 2013:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Deferred compensation plan investments: (1)
Money market fund	$31.8	$—	$—	$31.8
Stock fund	48.2	—	—	48.2
Equity security	27.3	—	—	27.3
Pension plan investments: (2)
Stock funds	43.7	—	—	43.7
Government securities	39.6	—	—	39.6
Foreign currency forward contracts (3)	—	2.5	—	2.5
Liabilities
Deferred compensation plans (4)	108.7	—	—	108.7
Foreign currency forward contracts (5)	—	0.3	—	0.3

(1)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(2)	Represents investments related to our defined benefit plan in the United Kingdom, which we include in the “Other non-current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.
(4)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.
(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	September 27, 2013		June 28, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,582.0	$1,763.0	$1,590.5	$1,763.1

(1)	The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

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

At September 27, 2013, we had open foreign currency forward contracts with a notional amount of $153.9 million, of which $118.1 million were classified as fair value hedges and $35.8 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with a notional amount of $58.5 million at June 28, 2013, of which $47.7 million were classified as fair value hedges and $10.8 million were classified as cash flow hedges. At September 27, 2013, contract expiration dates ranged from less than 1 month to 9 months with a weighted average contract life of 1 month.

Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of September 27, 2013, we had outstanding foreign currency forward contracts denominated in the Canadian Dollar, British Pound, Norwegian Krone, Singapore Dollar, Australian Dollar and Brazilian Real to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material for the quarter ended September 27, 2013 or for the quarter ended September 28, 2012. In addition, no amounts were recognized in earnings in the quarter ended September 27, 2013 or in the quarter ended September 28, 2012 related to hedged firm commitments that no longer qualify as fair value hedges.

Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are primarily being used to hedge currency exposures from cash flows anticipated in our RF Communications and Integrated Network Solutions segments related to programs in Brazil and Canada. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of September 27, 2013, we had outstanding foreign currency forward contracts denominated in the Brazilian Real, British Pound, Australian Dollar and Canadian Dollar to hedge certain forecasted transactions.

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

The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarter ended September 27, 2013 or in the quarter ended September 28, 2012. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of September 27, 2013 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

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

See Note L — Fair Value Measurements for the amount of the assets and liabilities related to these foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of September 27, 2013, and see the accompanying Condensed Consolidated Statement of Comprehensive Income (Unaudited) for additional information on changes in accumulated other comprehensive loss for the quarter ended September 27, 2013.

Note N — Changes in Estimates

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

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimates of total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income by $12.3 million ($0.07 per diluted share) in the quarter ended September 27, 2013 and by $12.3 million ($0.07 per diluted share) in the quarter ended September 28, 2012.

Note O — Business Segments

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our operations in the following three reportable operating or business segments — RF Communications, Integrated Network Solutions and Government Communications Systems. Our RF Communications segment is a global supplier of secure tactical radio communications and embedded high-grade encryption solutions for military, government and commercial customers and also of secure communications systems and equipment for public safety, utility and transportation organizations. Our Integrated Network Solutions segment provides government, energy, maritime and healthcare customers with integrated communications and information technology and services, including mission-critical end-to-end IT services, managed satellite and terrestrial communications solutions and standards-based healthcare interoperability solutions. Our Government Communications Systems segment conducts advanced research and develops, produces, integrates and supports advanced communications and information systems that solve the mission-critical challenges of our civilian, intelligence and defense government customers worldwide, primarily the U.S. Government. Each business segment is comprised of multiple program areas and product and service lines that aggregate into such business segment.

See Note B — Discontinued Operations for information regarding discontinued operations. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.

As discussed in Note A — Significant Accounting Policies and Recent Accounting Standards, at the beginning of the first quarter of fiscal 2014, we changed our structure to manage our cyber security network testing operation (formerly part of our Government Communications Systems segment) as part of our Integrated Network Solutions segment in order to leverage the breadth of our IT enterprise network and information assurance capabilities for the IT Services market. The historical results, discussion and presentation of our business segments as set forth in this Report have been adjusted to reflect the impact of this change to our business segment reporting structure for all periods presented in this Report.

The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements in our Fiscal 2013 Form 10-K and in Note N — Changes in Estimates. We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in the tables below represents the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to our business segments.

Total assets by business segment are summarized below:

	September 27, 2013	June 28, 2013
	(In millions)
Total Assets
RF Communications	$1,286.4	$1,337.2
Integrated Network Solutions	1,758.5	1,747.6
Government Communications Systems	987.1	991.4
Corporate	748.7	755.2
Discontinued operations	—	27.0

	$4,780.7	$4,858.4

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:

	Quarter Ended
	September 27, 2013	September 28, 2012
	(In millions)
Revenue
RF Communications	$423.0	$444.7
Integrated Network Solutions	375.6	385.5
Government Communications Systems	411.6	454.5
Corporate eliminations	(18.3)	(23.2)

	$1,191.9	$1,261.5

Income From Continuing Operations Before Income Taxes
Segment Operating Income:
RF Communications	$135.2	$134.1
Integrated Network Solutions	29.7	33.1
Government Communications Systems	64.0	66.4
Unallocated corporate expense	(16.0)	(16.7)
Corporate eliminations	(3.3)	(1.9)
Non-operating income (1)	1.3	—
Net interest expense	(23.1)	(27.4)

	$187.8	$187.6

(1)	“Non-operating income” includes equity method investment income (loss); royalties and related intellectual property expenses; gains and losses on sales of investments and securities available-for-sale; and impairments of investments and securities available-for-sale. Additional information regarding non-operating income is set forth in Note J — Non-Operating Income.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have reviewed the condensed consolidated balance sheet of Harris Corporation as of September 27, 2013, and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters ended September 27, 2013 and September 28, 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation as of June 28, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and equity, for the year then ended (not presented herein) and in our report dated August 26, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 28, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Orlando, Florida

October 30, 2013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following Management’s Discussion and Analysis (this “MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Report. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2013 Form 10-K. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”

The following is a list of the sections of this MD&A, together with our perspective on the contents of these sections of this MD&A, which we hope will assist in reading these pages:

•

Results of Operations — an analysis of our consolidated results of operations and of the results in each of our three business segments, to the extent the business segment operating results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited). In this section of this MD&A, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders.

•

Liquidity and Capital Resources — an analysis of cash flows, common stock repurchases, dividends, capital structure and resources, off-balance sheet arrangements and commercial commitments and contractual obligations.

•

Critical Accounting Policies and Estimates — information about accounting policies that require critical judgments and estimates and about accounting standards that have been issued but are not yet effective for us and their potential impact on our financial position, results of operations and cash flows.

•

Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this MD&A relate solely to our continuing operations.

RESULTS OF OPERATIONS

Highlights

Operations results for the first quarter of fiscal 2014 include:

•	Revenue decreased 5.5 percent to $1,191.9 million in the first quarter of fiscal 2014 from $1,261.5 million in the first quarter of fiscal 2013;

•	Income from continuing operations decreased 0.8 percent to $127.5 million in the first quarter of fiscal 2014 compared with $128.5 million in the first quarter of fiscal 2013;

•	Income from continuing operations per diluted share increased 3.5 percent to $1.18 in the first quarter of fiscal 2014 compared with $1.14 in the first quarter of fiscal 2013;

•

Our RF Communications segment revenue decreased 4.9 percent to $423.0 million and operating income increased 0.8 percent to $135.2 million in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013;

•

Our Integrated Network Solutions segment revenue decreased 2.6 percent to $375.6 million and operating income decreased 10.3 percent to $29.7 million in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013;

•

Our Government Communications Systems segment revenue decreased 9.4 percent to $411.6 million and operating income decreased 3.6 percent to $64.0 million in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013; and

•	Net cash provided by operating activities increased 43.2 percent to $172.6 million in the first quarter of fiscal 2014 compared with $120.5 million in the first quarter of fiscal 2013.

As discussed in Note A — Significant Accounting Policies and Recent Accounting Standards and Note O — Business Segments in the Notes, at the beginning of the first quarter of fiscal 2014, we changed our structure to manage our cyber security network testing operation (formerly part of our Government Communications Systems segment) as part of our Integrated Network Solutions segment in order to leverage the breadth of our IT enterprise network and information assurance capabilities for the IT Services market. The historical results, discussion and presentation of our business segments as set forth in this Report have been adjusted to reflect the impact of this change to our business segment reporting structure for all periods presented in this Report.

Consolidated Results of Operations

	Quarter Ended
	September 27, 2013	September 28, 2012	% Inc/(Dec)
	(Dollars in millions, except per share amounts)
Revenue:
RF Communications	$423.0	$444.7	(4.9)%
Integrated Network Solutions	375.6	385.5	(2.6)%
Government Communications Systems	411.6	454.5	(9.4)%
Corporate eliminations	(18.3)	(23.2)	(21.1)%

Total revenue	1,191.9	1,261.5	(5.5)%

Cost of product sales and services	(774.5)	(848.3)	(8.7)%

Gross margin	417.4	413.2	1.0%
% of total revenue	35.0%	32.8%

Engineering, selling and administrative expenses	(207.8)	(198.2)	4.8%
% of total revenue	17.4%	15.7%

Non-operating income	1.3	—	*
Net interest expense	(23.1)	(27.4)	(15.7)%

Income from continuing operations before income taxes	187.8	187.6	0.1%
Income taxes	(60.4)	(59.3)	1.9%
Effective tax rate	32.2%	31.6%

Income from continuing operations	127.4	128.3	(0.7)%
Noncontrolling interests, net of income taxes	0.1	0.2	*

Income from continuing operations attributable to Harris Corporation common shareholders	127.5	128.5	(0.8)%
% of total revenue	10.7%	10.2%

Discontinued operations, net of income taxes	(1.7)	(214.3)	(99.2)%

Net income (loss) attributable to Harris Corporation	$125.8	$(85.8)	*

Income from continuing operations per diluted common share attributable to Harris Corporation common shareholders	$1.18	$1.14	3.5%

*	Not meaningful

Revenue

Revenue decreased in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 in each of our business segments. The $43 million decrease in revenue in our Government Communications Systems segment was primarily due to lower revenue from the Geostationary Operational Environmental Satellite — Series R (“GOES-R”) weather program for the National Oceanic and Atmospheric Administration (“NOAA”) and from U.S. Department of Defense (“DoD”) customers, partially offset by higher revenue from certain civil agency customers, including the Federal Aviation Administration (“FAA”), and from classified customers. The $22 million decrease in revenue in our RF Communications segment was primarily due to lower Public Safety and Professional Communications revenue. The $10 million decrease in revenue in our Integrated Network Solutions segment was primarily due to lower IT Services and Harris CapRock Communications revenue. See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Gross Margin

Gross margin in the first quarter of fiscal 2014 was essentially flat with the first quarter of fiscal 2013, despite the revenue decrease, due to decreases in cost of product sales and services as a result of operational savings and a favorable sales mix. Gross margin as a percentage of revenue (“gross margin percentage”) increased, reflecting gross margin percentage point increases of 2.9, 2.5 and 1.4 at our Government Communications Systems, RF Communications and Integrated Network Solutions segments, respectively. See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

The increase in engineering, selling and administrative (“ESA”) expenses as a percentage of revenue (“ESA percentage”) in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was primarily due to increased spending on research and development, accruals in general and administrative expenses for legal matters, and lower general and administrative expenses in the first quarter of fiscal 2013 due to a decrease in reserves for U.S. telecommunications fees and international business receipts taxes, partially offset by lower ESA expenses in the first quarter of fiscal 2014 due to cost-reduction actions taken in fiscal 2013. ESA percentage point increases were 2.0, 2.0 and 0.7 at our Integrated Network Solutions, Government Communications Systems and RF Communications segments, respectively. See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Non-Operating Income

Non-operating income in the first quarter of fiscal 2014 was due to $1.3 million of net royalty income. In the first quarter of fiscal 2013, we had a $6.0 million gain on the sale of securities available-for-sale, which was offset, primarily by a $5.8 million impairment of a cost-method investment. See Note J — Non-Operating Income in the Notes for further information.

Net Interest Expense

The decrease in net interest expense in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was primarily due to lower debt levels as a result of our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015.

Income Taxes

In the first quarter of fiscal 2014, our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) benefited from the settlement of a state tax audit. In the first quarter of fiscal 2013, our effective tax rate benefited from tax elections resulting in the deductibility of certain expenses, a reduction in estimated non-U.S. tax liabilities and a reduction in state taxes due to changes in certain state tax laws.

Discontinued Operations, Net of Income Taxes

In the first quarter of fiscal 2014, discontinued operations consisted of a $4.9 million ($3.6 million after-tax) increase in the loss on sale of Broadcast Communications from miscellaneous adjustments for contingencies related to the disposition and a $3.1 million ($1.9 million after-tax) gain on the sale of the remaining assets of CIS. In the first quarter of fiscal 2013, the results of operations for Broadcast Communications and CIS included non-cash impairment charges of $216.5 million and $5.8 million, respectively. See Note B — Discontinued Operations in the Notes for further information.

Income From Continuing Operations Per Diluted Common Share Attributable to Harris Corporation Common Shareholders

The increase in income from continuing operations per diluted common share in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was primarily due to the significant reduction in average common shares outstanding as a result of shares repurchased. See the “Common Stock Repurchases” discussion below in this MD&A for further information.

Discussion of Business Segment Results of Operations

RF Communications Segment

	Quarter Ended
	September 27, 2013	September 28, 2012	% Inc/(Dec)
	(Dollars in millions)
Revenue	$423.0	$444.7	(4.9)%
Cost of product sales and services	(197.8)	(219.1)	(9.7)%

Gross margin	225.2	225.6	(0.2)%
% of revenue	53.2%	50.7%

ESA expenses	(90.0)	(91.5)	(1.6)%
% of revenue	21.3%	20.6%

Segment operating income	$135.2	$134.1	0.8%

% of revenue	32.0%	30.2%

Segment revenue in the first quarter of fiscal 2014 included $305.0 million in Tactical Communications, essentially flat with the first quarter of fiscal 2013; and $118.1 million in Public Safety and Professional Communications, a 14 percent decrease from $138.0 million in the first quarter of fiscal 2013. The decrease in Public Safety and Professional Communications revenue in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 reflects both the general weakness across system and terminal sales in state and local government markets and Federal government orders booking too late in the first quarter of fiscal 2014 to convert to revenue in the quarter.

Segment gross margin in the first quarter of fiscal 2014 was essentially flat with the first quarter of fiscal 2013, despite the revenue decrease, due to a similar decrease in cost of product sales and services, primarily driven by operational savings and a favorable product mix within both Tactical Communications and Public Safety and Professional Communications, which resulted in an increase in segment gross margin percentage. Segment ESA expenses in the first quarter of fiscal 2014 decreased from the first quarter of fiscal 2013, primarily due to the benefit of cost-reduction actions taken in fiscal 2013 that was mostly offset by accruals for legal matters related to a Public Safety and Professional Communications program. The increase in ESA percentage in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was primarily due to accruals for legal matters as noted above. The increases in segment operating income and segment operating income as a percentage of revenue (“operating margin percentage”) in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 reflected the items discussed above and were primarily due to the improvement in segment gross margin percentage.

Integrated Network Solutions Segment

	Quarter Ended
	September 27, 2013	September 28, 2012	% Inc/(Dec)
	(Dollars in millions)
Revenue	$375.6	$385.5	(2.6)%
Cost of product sales and services	(298.1)	(311.3)	(4.2)%

Gross margin	77.5	74.2	4.4%
% of revenue	20.6%	19.2%

ESA expenses	(47.8)	(41.1)	16.3%
% of revenue	12.7%	10.7%

Segment operating income	$29.7	$33.1	(10.3)%

% of revenue	7.9%	8.6%

Segment revenue in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 decreased due to lower revenue from U.S. Government customers in both IT Services and Harris CapRock Communications, primarily reflecting U.S. Government budget uncertainties and sequestration.

The increases in segment gross margin and segment gross margin percentage in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 were primarily attributable to increases in the gross margin percentage on satellite and terrestrial communications services. The increases in segment ESA expenses and ESA percentage in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 were primarily due to higher spending on research and development and lower general and administrative expenses in the first quarter of fiscal 2013 due to a decrease in reserves for U.S. telecommunications fees and international business receipts taxes. The decreases in segment operating income and operating margin percentage in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 were primarily due to increases in ESA expenses and ESA percentage, as noted above.

Government Communications Systems Segment

	Quarter Ended
	September 27, 2013	September 28, 2012	% Inc/(Dec)
	(Dollars in millions)
Revenue	$411.6	$454.5	(9.4)%
Cost of product sales and services	(296.9)	(341.1)	(13.0)%

Gross margin	114.7	113.4	1.1%
% of revenue	27.9%	25.0%

ESA expenses	(50.7)	(47.0)	7.9%
% of revenue	12.3%	10.3%

Segment operating income	$64.0	$66.4	(3.6)%

% of revenue	15.5%	14.6%

Segment revenue in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 decreased primarily due to the timing of the transition of the GOES-R weather program for NOAA to an integration and test phase. Revenue increases from other civil agency customers, including the FAA, and from classified customers, were offset by lower revenue from DoD customers.

The increases in segment gross margin, despite lower revenue, and in segment gross margin percentage in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 were due to continued strong program performance, including the retirement of risk on certain space programs. The increases in segment ESA expenses and ESA percentage in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 were primarily due to an increase in spending on research and development, partially offset by lower ESA expenses due to cost-reduction actions taken in fiscal 2013. The decrease in segment operating income in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was primarily due to lower revenue, and the increase in operating margin percentage was primarily due to the increase in gross margin percentage, as noted above.

Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended
	September 27, 2013	September 28, 2012	% Inc/(Dec)
	(Dollars in millions)
Unallocated corporate expense	$16.0	$16.7	(4.2)%
Corporate eliminations	3.3	1.9	73.7%

The decrease in unallocated corporate expense in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was primarily due to cost-reduction actions taken in fiscal 2013. The increase in corporate eliminations in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was primarily due to higher intersegment eliminations for sales of services between our Government Communications Systems segment and our Integrated Network Solutions segment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Quarter Ended
	September 27, 2013	September 28, 2012
	(In millions)
Net cash provided by operating activities	$172.6	$120.5
Net cash used in investing activities	(6.4)	(36.6)
Net cash used in financing activities	(153.9)	(116.1)
Effect of exchange rate changes on cash and cash equivalents	3.9	3.0

Net increase (decrease) in cash and cash equivalents	16.2	(29.2)
Cash and cash equivalents, beginning of year	321.0	356.0

Cash and cash equivalents, end of quarter	$337.2	$326.8

Cash and cash equivalents: Our Condensed Consolidated Statement of Cash Flows (Unaudited) includes cash flows from Broadcast Communications and CIS. Our Condensed Consolidated Balance Sheet (Unaudited) as of the end of fiscal 2013 reflects CIS as discontinued operations. The impact of cash flows from Broadcast Communications and CIS to our consolidated cash flows was not material in the first quarter of fiscal 2014 or in the first quarter of 2013, other than for $32.4 million of net cash used in operating activities by Broadcast Communications in the first quarter of fiscal 2013, and $27.0 million provided by investing activities from proceeds from the sale of CIS in the first quarter of fiscal 2014.

Our cash and cash equivalents increased $16.2 million to $337.2 million at the end of the first quarter of fiscal 2014 from $321.0 million at the end of fiscal 2013. The increase was primarily due to $172.6 million of net cash provided by operating activities, $62.6 million of proceeds from exercises of employee stock options and $27.0 million of net proceeds from the sale of the remaining assets of CIS, mostly offset by $106.7 million used to repurchase shares of our common stock, $64.5 million used for net repayments of borrowings, $45.3 million used to pay cash dividends and $33.4 million used for additions of property, plant and equipment. Our cash and cash equivalents decreased $29.2 million to $326.8 million at the end of the first quarter of fiscal 2013 from $356.0 million at the end of fiscal 2012. The decrease was primarily due to $70.8 million used for net repayments of borrowings, $63.9 million used to repurchase shares of our common stock, $43.7 million used for additions of property, plant, and equipment and capitalized software and $41.9 million used to pay cash dividends, mostly offset by $120.5 million of net cash provided by operating activities and $60.5 million of proceeds from exercises of employee stock options.

Our financial position remained strong at September 27, 2013. We ended the first quarter of fiscal 2014 with cash and cash equivalents of $337.2 million; we have no long-term debt maturing until fiscal 2018; we have a senior unsecured $1 billion revolving credit facility that expires in September 2017 (approximately $770 million of which was available to us as of September 27, 2013 due to the consolidated total indebtedness to total capital ratio limit in the covenants in such credit facility); and we do not have any material defined benefit pension plan obligations. Our $337.2 million of cash and cash equivalents at September 27, 2013 included $150 million held by our foreign subsidiaries, $116 million of which was available for use in the U.S. without incurring additional U.S. income taxes. We would be required to recognize U.S. income taxes of $9 million on the remaining $34 million if we were to repatriate such funds to the U.S., but we have no current plans to repatriate such funds.

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

We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments and repurchases under our share repurchase programs for the next 12 months and for the reasonably foreseeable future thereafter. We anticipate tax payments over the next three years to be approximately equal to our tax expense for the same period. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase programs and potential acquisitions, no other significant cash outlays are anticipated during the remainder of fiscal 2014.

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

Net cash provided by operating activities: Our net cash provided by operating activities was $172.6 million in the first quarter of fiscal 2014 compared with $120.5 million in the first quarter of fiscal 2013. The increase in net cash provided by operating activities in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was primarily due to strong working capital management. Our net cash provided by operating activities in the first quarter of fiscal 2013 included $32.4 million of net cash used in operating activities by Broadcast Communications.

Net cash used in investing activities: Our net cash used in investing activities was $6.4 million in the first quarter of fiscal 2014 compared with $36.6 million in the first quarter of fiscal 2013. The decrease in net cash used in investing activities in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was primarily due to $27.0 million of proceeds received from our sale of the remaining assets of CIS in the first quarter of fiscal 2014. Our total capital expenditures in fiscal 2014 are expected to be approximately $250 million.

Net cash used in financing activities: Our net cash used in financing activities was $153.9 million in the first quarter of fiscal 2014 compared with $116.1 million in the first quarter of fiscal 2013. The increase in net cash used in financing activities in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was primarily due to an additional $42.8 million of cash used to repurchase shares of our common stock in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013.

Common Stock Repurchases

During the first quarter of fiscal 2014, we used $100.0 million to repurchase 1,746,122 shares of our common stock under our 2011 Repurchase Program (as defined below) at an average price per share of $57.28, including commissions. During the first quarter of fiscal 2013, we used $50.0 million to repurchase 1,078,044 shares of our common stock under our 2011 Repurchase Program at an average price per share of $46.38, including commissions. In the first quarter of fiscal 2014 and first quarter of fiscal 2013, $6.7 million and $13.9 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.

On August 23, 2013, our Board of Directors approved a new $1 billion share repurchase program (our “New Repurchase Program”). Our New Repurchase Program is in addition to our prior share repurchase program approved in 2011 (our “2011 Repurchase Program”), which had a remaining, unused authorization of approximately $33 million as of September 27, 2013 and does not have a stated expiration date. Our New Repurchase Program also does not have a stated expiration date. Our repurchase programs have resulted, and are expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

Additional information regarding share repurchases during the first quarter of fiscal 2014 and our repurchase programs is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Capital Structure and Resources

2012 Credit Agreement: On September 28, 2012, we established a new $1 billion 5-year senior unsecured revolving credit facility (the “2012 Credit Facility”) by entering into a Revolving Credit Agreement (the “2012 Credit Agreement”) with a syndicate of lenders. The 2012 Credit Facility replaced our prior revolving credit facilities. For a description of the 2012 Credit Facility and the 2012 Credit Agreement, see Note 11: “Credit Arrangements” in our Notes to Consolidated Financial Statements in our Fiscal 2013 Form 10-K.

We were in compliance with the covenants in the 2012 Credit Agreement at September 27, 2013, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2012 Credit Agreement, to be greater than 0.60 to 1.00 at any time. At September 27, 2013, we had no borrowings outstanding under the 2012 Credit Agreement, but we had $75 million of short-term debt outstanding under our commercial paper program that was supported by the 2012 Credit Facility.

Short-Term Debt: Our short-term debt at September 27, 2013 and June 28, 2013 was $88.6 million and $144.6 million, respectively. Our short-term debt at June 28, 2013 and September 27, 2013 primarily consisted of commercial paper issued to partially fund our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015. Our commercial paper program was supported at September 27, 2013 and June 28, 2013 by our $1 billion 2012 Credit Facility.

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

We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of, or improvement to, our current debt ratings. There are no assurances that our debt ratings will not be reduced in the future. If our debt ratings are lowered below “investment grade,” we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facility or pursue other options. In addition, if our debt ratings are lowered by at least two levels from our current debt ratings, we may also be required to provide collateral to support a portion of our outstanding performance bonds. For a discussion of such performance bonds, see the “Commercial Commitments” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2013 Form 10-K. We do not currently expect a downgrade of our current debt ratings, but no assurances can be given. If our debt ratings are downgraded, it could adversely impact, among other things, our future borrowing costs and access to capital markets and our ability to receive certain types of contract awards.

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

Currently we are not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of September 27, 2013, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments and Contractual Obligations

The amounts disclosed in our Fiscal 2013 Form 10-K include our contractual obligations and commercial commitments. During the first quarter ended September 27, 2013, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, standby letters of credit and other arrangements as disclosed in our Fiscal 2013 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2013 Form 10-K and in Note N — Changes in Estimates in the Notes. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on contracts and contract estimates (discussed in greater detail in the following paragraphs), (ii) provisions for excess and obsolete inventory losses, (iii) impairment testing of goodwill, and (iv) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2013 Form 10-K.

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

Estimate at Completion adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended
	September 27, 2013	September 28, 2012
	(Dollars in millions)
Favorable adjustments	$20.0	$25.1
Unfavorable adjustments	(7.7)	(12.8)

Net operating income adjustments	$12.3	$12.3

There were no individual impacts to operating income due to Estimate at Completion adjustments in the quarter ended September 27, 2013 or in the quarter ended September 28, 2012 that were material to our results of operations on a consolidated or segment basis for such periods.

Impact of Recently Issued Accounting Standards

Accounting standards issued but not effective for us until after September 27, 2013 are not expected to have a material impact on our financial position, results of operations or cash flows.

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

•

The continued effects of the general weakness in the global economy and the U.S. Government’s budget deficits, national debt, continuing resolutions and sequestration could have an adverse impact on our business, financial condition, results of operations and cash flows.

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

Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2013 Form 10-K under Item 1A. “Risk Factors.” The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2013 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise. For further information concerning risk factors, see Part II. Item 1A. “Risk Factors” in this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at September 27, 2013 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note M — Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates: As of September 27, 2013, we had long-term debt obligations. The fair value of our long-term debt obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term debt obligations at September 27, 2013 would not have had a material impact on the fair value of such long-term debt obligations. Additionally, there is no interest rate risk associated with our long-term debt obligations on our results of operations and cash flows, because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity).

As of September 27, 2013, we also had short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place, temporarily funding repurchases under our share repurchase programs and temporarily funding redemption of long-term debt. The interest rate risk associated with this short-term debt on our results of operations and cash flows is not material.

We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations or on our results of operations or cash flows over the next twelve months.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the quarter ended September 27, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the quarter ended September 27, 2013 our disclosure controls and procedures were effective.

(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

General. From time to time, as a normal incident of the nature and kind of business in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at September 27, 2013 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors.

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Fiscal 2013 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2013 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the first quarter of fiscal 2014, we repurchased 1,746,122 shares of our common stock under our 2011 Repurchase Program at an average price per share of $57.26, excluding commissions. During the first quarter of fiscal 2013, we repurchased 1,078,044 shares of our common stock under our 2011 Repurchase Program at an average price per share of $46.36, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. The timing, volume and nature of share repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended September 27, 2013:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(June 29, 2013-July 26, 2013)
Repurchase Programs (1)	None	n/a	None	$133,420,328
Employee Transactions (2)	28,941	$49.29	n/a	n/a
Month No. 2
(July 27, 2013-August 23, 2013)
Repurchase Programs (1)	1,237,867	$57.34	1,237,867	$1,062,442,523
Employee Transactions (2)	131,879	$56.91	n/a	n/a
Month No. 3
(August 24, 2013-September 27, 2013)
Repurchase Programs (1)	508,255	$57.06	508,255	$1,033,443,431
Employee Transactions (2)	52,397	$55.66	n/a	n/a

Total	1,959,339	$57.07	1,746,122	$1,033,443,431

*	Periods represent our fiscal months.
(1)	On August 2, 2011, we announced that on July 30, 2011, our Board of Directors approved our 2011 Repurchase Program that replaced our previous program and authorized us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our 2011 Repurchase Program does not have a stated expiration date and has resulted, and is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. The approximate dollar amount of our common stock that may yet be purchased under our 2011 Repurchase Program as of September 27, 2013 was $33,443,431. On August 26, 2013, we announced that on August 23, 2013, our Board of Directors approved our New Repurchase Program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our New Repurchase Program is in addition to our 2011 Repurchase Program and also does not have a stated expiration date. The approximate dollar amount of our common stock that may yet be purchased under our New Repurchase Program as of September 27, 2013 was $1 billion. Our New Repurchase Program is expected to result in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.
(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares that vested during the quarter, (c) performance shares, performance share units, restricted shares or restricted stock units returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by, or sold to us by, the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Securities

During the first quarter of fiscal 2014, we did not issue or sell any unregistered equity securities.

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

(10)

*(a) Form of Stock Option Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

*(b) Form of Performance Share Unit Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

*(c) Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

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

HARRIS CORPORATION (Registrant)

Date: October 30, 2013	By:	/s/ Gary L. McArthur
Gary L. McArthur
Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Description

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2012. (Commission File Number 1-3863)

(b) By-Laws of Harris Corporation, as amended and restated effective October 26, 2012, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2012. (Commission File Number 1-3863)

(10)	*(a) Form of Stock Option Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

*(b) Form of Performance Share Unit Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

*(c) Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

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