Form 10-Q
period 2013-12-27
HARRIS CORP /DE/
filed 2014-01-29
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2013

or

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

The number of shares outstanding of the registrant’s common stock as of January 24, 2014 was 106,798,463 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended December 27, 2013

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(In millions, except per share amounts)
Revenue from product sales and services	$1,223.2	$1,286.9	$2,415.1	$2,548.4
Cost of product sales and services	(795.4)	(845.4)	(1,569.9)	(1,693.7)
Engineering, selling and administrative expenses	(204.7)	(213.1)	(412.5)	(411.3)
Non-operating income (loss)	3.2	(1.1)	4.5	(1.1)
Interest income	0.7	0.5	1.3	1.0
Interest expense	(23.7)	(27.6)	(47.4)	(55.5)

Income from continuing operations before income taxes	203.3	200.2	391.1	387.8
Income taxes	(66.2)	(61.7)	(126.6)	(121.0)

Income from continuing operations	137.1	138.5	264.5	266.8
Discontinued operations, net of income taxes	(1.0)	(93.7)	(2.7)	(308.0)

Net income (loss)	136.1	44.8	261.8	(41.2)
Noncontrolling interests, net of income taxes	0.1	3.7	0.2	3.9

Net income (loss) attributable to Harris Corporation	$136.2	$48.5	$262.0	$(37.3)

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$137.2	$142.2	$264.7	$270.7
Discontinued operations, net of income taxes	(1.0)	(93.7)	(2.7)	(308.0)

Net income (loss)	$136.2	$48.5	$262.0	$(37.3)

Net income (loss) per common share attributable to Harris Corporation common shareholders
Basic net income (loss) per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.28	$1.26	$2.47	$2.42
Discontinued operations	(0.01)	(0.83)	(0.03)	(2.75)

	$1.27	$0.43	$2.44	$(0.33)

Diluted net income (loss) per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.27	$1.25	$2.45	$2.40
Discontinued operations	(0.01)	(0.82)	(0.03)	(2.73)

	$1.26	$0.43	$2.42	$(0.33)

Cash dividends paid per common share	$0.42	$0.37	$0.84	$0.74

Basic weighted average common shares outstanding	106.3	112.3	106.3	112.1
Diluted weighted average common shares outstanding	107.3	112.9	107.3	112.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(In millions)
Net income (loss)	$136.1	$44.8	$261.8	$(41.2)
Other comprehensive income (loss):
Foreign currency translation	(5.5)	(4.4)	18.5	33.7
Net unrealized gain (loss) on hedging derivatives, net of income taxes	(0.1)	0.2	(0.4)	(0.2)
Net unrealized loss on securities available-for-sale, net of income taxes	—	(1.7)	—	(2.7)
Amortization of loss on treasury lock, net of income taxes	0.2	0.1	0.3	0.3
Net unrecognized pension obligations, net of income taxes	0.7	1.1	1.3	1.6

Other comprehensive income (loss), net of income taxes	(4.7)	(4.7)	19.7	32.7

Total comprehensive income (loss)	131.4	40.1	281.5	(8.5)
Comprehensive loss attributable to noncontrolling interests	0.1	3.7	0.2	3.9

Total comprehensive income (loss) attributable to Harris Corporation	$131.5	$43.8	$281.7	$(4.6)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 27, 2013	June 28, 2013
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$334.4	$321.0
Receivables	699.5	696.8
Inventories	688.8	668.7
Income taxes receivable	38.4	36.2
Current deferred income taxes	119.1	121.2
Other current assets	92.2	77.2
Assets of discontinued operations	—	27.0

Total current assets	1,972.4	1,948.1
Non-current Assets
Property, plant and equipment	668.9	653.2
Goodwill	1,702.1	1,692.0
Intangible assets	285.8	308.1
Non-current deferred income taxes	99.5	124.8
Other non-current assets	155.4	132.2

Total non-current assets	2,911.7	2,910.3

	$4,884.1	$4,858.4

Liabilities and Equity
Current Liabilities
Short-term debt	$93.7	$144.6
Accounts payable	341.5	339.5
Compensation and benefits	194.2	234.3
Other accrued items	217.2	255.8
Advance payments and unearned income	298.5	308.0
Current deferred income taxes	1.0	1.8
Current portion of long-term debt	4.7	13.4

Total current liabilities	1,150.8	1,297.4
Non-current Liabilities
Long-term debt	1,577.1	1,577.1
Long-term contract liability	90.5	96.8
Other long-term liabilities	352.5	325.9

Total non-current liabilities	2,020.1	1,999.8
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 106,693,281 shares at December 27, 2013 and 106,933,188 shares at June 28, 2013	106.7	106.9
Other capital	498.9	433.1
Retained earnings	1,146.9	1,079.9
Accumulated other comprehensive loss	(38.9)	(58.6)

Total shareholders’ equity	1,713.6	1,561.3
Noncontrolling interests	(0.4)	(0.1)

Total equity	1,713.2	1,561.2

	$4,884.1	$4,858.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Two Quarters Ended
	December 27, 2013	December 28, 2012
	(In millions)
Operating Activities
Net income (loss)	$261.8	$(41.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	100.4	110.2
Share-based compensation	18.5	15.0
Non-current deferred income taxes	25.2	0.2
Gain on sale of securities available-for-sale	—	(9.0)
Loss on sale of discontinued operations	2.7	—
Impairment of assets of discontinued operations	—	320.7
(Increase) decrease in:
Accounts and notes receivable	(2.7)	57.6
Inventories	(20.0)	(9.9)
Increase (decrease) in:
Accounts payable and accrued expenses	(56.4)	(151.0)
Advance payments and unearned income	(9.5)	39.8
Income taxes	(1.0)	(49.1)
Other	(39.5)	(3.8)

Net cash provided by operating activities	279.5	279.5

Investing Activities
Cash paid for cost-method investment	—	(0.8)
Additions of property, plant and equipment	(85.0)	(79.9)
Additions of capitalized software	—	(2.8)
Proceeds from sale of discontinued operations	27.0	—
Proceeds from sale of securities available-for-sale	—	11.9

Net cash used in investing activities	(58.0)	(71.6)

Financing Activities
Proceeds from borrowings	3.1	10.4
Repayments of borrowings	(62.6)	(129.4)
Proceeds from exercises of employee stock options	99.8	78.4
Repurchases of common stock	(156.8)	(114.2)
Cash dividends	(90.4)	(84.0)

Net cash used in financing activities	(206.9)	(238.8)

Effect of exchange rate changes on cash and cash equivalents	(1.2)	3.0

Net increase (decrease) in cash and cash equivalents	13.4	(27.9)

Cash and cash equivalents, beginning of year	321.0	356.0

Cash and cash equivalents, end of quarter	$334.4	$328.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

December 27, 2013

Note A — Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented therein. The results for the quarter and two quarters ended December 27, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 28, 2013 has been derived from our audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2013 (our “Fiscal 2013 Form 10-K”).

See Note B — Discontinued Operations for information regarding discontinued operations. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.

At the beginning of the first quarter of fiscal 2014, to leverage the breadth of our information technology (“IT”) enterprise network and information assurance capabilities for the IT Services market, we began managing our cyber security network testing operation as part of our Integrated Network Solutions segment rather than our Government Communications Systems segment. As a result, we reassigned $2.4 million of goodwill (determined on a relative fair value basis) from our Government Communications Systems segment to our Integrated Network Solutions segment. The historical results, discussion and presentation of our business segments as set forth in this Report have been adjusted to reflect the impact of this change to our business segment reporting structure for all periods presented in this Report.

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

In the second quarter of fiscal 2014, discontinued operations consisted of a $1.7 million ($1.0 million after-tax) increase in the loss on sale of Broadcast Communications from miscellaneous adjustments for contingencies related to the disposition. In the first two quarters of fiscal 2014, discontinued operations consisted of a $6.6 million ($4.6 million after-tax) increase in the loss on sale of Broadcast Communications from miscellaneous adjustments for contingencies related to the disposition and a $3.1 million ($1.9 million after-tax) gain on the sale of the remaining assets of CIS. In the second quarter of fiscal 2013, the results of operations for Broadcast Communications and CIS included non-cash impairment charges of $97.9 million ($84.2 million after-tax) and $0.5 million ($0.3 million after-tax), respectively. In the first two quarters of fiscal 2013, the results of operations for Broadcast Communications and CIS included non-cash impairment charges of $314.4 million ($297.3 million after-tax) and $6.3 million ($3.9 million after-tax), respectively.

Summarized financial information for our discontinued operations related to CIS and Broadcast Communications is as follows:

	Quarter Ended		Two Quarters Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(In millions)
Revenue from product sales and services	$—	$116.0	$—	$232.9

Loss before income taxes	$—	$(107.9)	$—	$(326.6)
Income taxes	—	14.2	—	18.6

Loss from discontinued operations	—	(93.7)	—	(308.0)
Loss on sale of discontinued operations, net of income tax benefit of $0.7 million and $0.8 million for the quarter and two quarters ended December 27, 2013, respectively	(1.0)	—	(2.7)	—

Discontinued operations, net of income taxes	$(1.0)	$(93.7)	$(2.7)	$(308.0)

	December 27, 2013	June 28, 2013
	(In millions)
Property, plant and equipment	$—	$27.0

Unless otherwise specified, the information set forth in these Notes, other than this Note B — Discontinued Operations, relates solely to our continuing operations.

Note C — Stock Options and Other Share-Based Compensation

During the quarter ended December 27, 2013, we had two shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income for the quarter and two quarters ended December 27, 2013 was $10.1 million and $18.5 million, respectively. The compensation cost related to our share-based awards that was charged against income for the quarter and two quarters ended December 28, 2012 was $9.0 million and $15.0 million, respectively.

Grants to employees under our SIPs during the quarter ended December 27, 2013 consisted of 22,500 stock options, 4,900 performance share unit awards and 39,750 restricted stock unit awards. Grants to employees under our SIPs during the two quarters ended December 27, 2013 consisted of 1,396,200 stock options, 310,550 performance share unit awards and 230,350 restricted stock unit awards. The fair value as of the grant date of each option award was determined using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected dividend yield of 2.80 percent; expected volatility of 30.65 percent; risk-free interest rates averaging 1.66 percent; and expected term in years of 5.10. The fair value as of the grant date of each performance share unit award was determined based on a fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in our TSR peer group, less a discount to reflect the delay in payment of cash dividend-equivalents that are made only upon vesting. The fair value as of the grant date of each restricted stock unit award was determined based on our stock price at the close of business on the grant date.

Note D — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at December 27, 2013 and June 28, 2013 were as follows:

	December 27, 2013 (1)	June 28, 2013
	(In millions)
Foreign currency translation	$(8.7)	$(27.2)
Net unrealized gain on hedging derivatives, net of income taxes	0.4	0.8
Unamortized loss on treasury lock, net of income taxes	(2.1)	(2.4)
Unrecognized pension obligations, net of income taxes of $14.8 and $15.8 at December 27, 2013 and June 28, 2013, respectively	(28.5)	(29.8)

	$(38.9)	$(58.6)

(1)	Reclassifications out of accumulated other comprehensive loss to earnings were not material for the two quarters ended December 27, 2013.

Note E — Receivables

Receivables are summarized below:

	December 27, 2013	June 28, 2013
	(In millions)
Accounts receivable	$560.6	$569.3
Unbilled costs and accrued earnings on cost-plus contracts	129.5	120.8
Notes receivable due within one year, net	15.2	15.2

	705.3	705.3
Less allowances for collection losses	(5.8)	(8.5)

	$699.5	$696.8

Note F — Inventories

Inventories are summarized below:

	December 27, 2013	June 28, 2013
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$387.9	$386.3
Finished products	137.0	123.9
Work in process	42.5	35.0
Raw materials and supplies	121.4	123.5

	$688.8	$668.7

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $124.0 million at December 27, 2013 and $145.3 million at June 28, 2013.

Note G — Property, Plant and Equipment

Property, plant and equipment are summarized below:

	December 27, 2013	June 28, 2013
	(In millions)
Land	$13.0	$13.0
Software capitalized for internal use	124.3	110.5
Buildings	456.7	420.4
Machinery and equipment	1,048.0	1,022.0

	1,642.0	1,565.9
Less allowances for depreciation and amortization	(973.1)	(912.7)

	$668.9	$653.2

Depreciation and amortization expense related to property, plant and equipment for the quarter and two quarters ended December 27, 2013 was $35.0 million and $69.7 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the quarter and two quarters ended December 28, 2012 was $35.2 million and $69.7 million, respectively.

Note H — Accrued Warranties

Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the two quarters ended December 27, 2013 were as follows:

(In millions)
Balance at June 28, 2013	$39.9
Warranty provision for sales made during the two quarters ended December 27, 2013	6.4
Settlements made during the two quarters ended December 27, 2013	(6.7)
Other adjustments to warranty liability, including those for foreign currency translation, during the two quarters ended December 27, 2013	(3.0)

Balance at December 27, 2013	$36.6

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties at December 27, 2013 and June 28, 2013 was $35.0 million and $34.6 million, respectively, and is included within the “Advance payments and unearned income” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

Note I — Income From Continuing Operations Per Share

The computations of income from continuing operations per share are as follows (in this Note I, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders):

	Quarter Ended		Two Quarters Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(In millions, except per share amounts)
Income from continuing operations	$137.2	$142.2	$264.7	$270.7
Adjustments for participating securities outstanding	(0.8)	(1.2)	(2.0)	—

Income from continuing operations used in per basic and diluted common share calculations (A)	$136.4	$141.0	$262.7	$270.7

Basic weighted average common shares outstanding (B)	106.3	112.3	106.3	112.1
Impact of dilutive stock options and equity awards	1.0	0.6	1.0	0.6

Diluted weighted average common shares outstanding (C)	107.3	112.9	107.3	112.7

Income from continuing operations per basic common share (A)/(B)	$1.28	$1.26	$2.47	$2.42
Income from continuing operations per diluted common share (A)/(C)	$1.27	$1.25	$2.45	$2.40

Potential dilutive common shares primarily consist of employee stock options and performance share and performance share unit awards. Employee stock options to purchase approximately 1,291,044 and 3,063,679 shares of our common stock were outstanding at December 27, 2013 and December 28, 2012, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive because the options’ exercise prices exceeded the average market price of our common stock.

Note J — Non-Operating Income (Loss)

The components of non-operating income (loss) were as follows:

	Quarter Ended		Two Quarters Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(In millions)
Gain on sale of securities available-for-sale	$—	$3.0	$—	$9.0
Impairment of cost-method investment	—	—	—	(5.8)
Impairment of investment in joint venture	—	(6.4)	—	(6.4)
Net income related to intellectual property matters	3.2	2.2	4.5	2.0
Other	—	0.1	—	0.1

	$3.2	$(1.1)	$4.5	$(1.1)

Note K — Income Taxes

Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 32.6 percent in the second quarter of fiscal 2014 compared with 30.8 percent in the second quarter of fiscal 2013. In the second quarter of fiscal 2014, our effective tax rate benefited from a refund resulting from a consolidation of foreign subsidiaries. In the second quarter of fiscal 2013, our effective tax rate benefited from confirmation of the availability of certain acquired tax attributes due to audit resolution.

Our effective tax rate was 32.4 percent in the first two quarters of fiscal 2014 compared with 31.2 percent in the first two quarters of fiscal 2013. In the first two quarters of fiscal 2014, our effective tax rate benefited from the settlement of a state tax audit and a refund resulting from a consolidation of foreign subsidiaries. In the first two quarters of fiscal 2013, our effective tax rate benefited from tax elections resulting in the deductibility of certain expenses, a reduction in estimated non-U.S. tax liabilities, a reduction in state taxes due to changes in certain state tax laws and confirmation of the availability of certain acquired tax attributes due to audit resolution.

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

•

Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect our own assumptions about the assumptions market participants would use when pricing the asset or liability developed using the best information available in the circumstances.

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of December 27, 2013:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Deferred compensation plan investments: (1)
Money market fund	$33.1	$—	$—	$33.1
Stock fund	52.9	—	—	52.9
Equity security	31.5	—	—	31.5
Pension plan investments: (2)
Stock funds	46.6	—	—	46.6
Government securities	39.2	—	—	39.2
Foreign currency forward contracts (3)	—	0.9	—	0.9
Liabilities
Deferred compensation plans (4)	121.1	—	—	121.1
Foreign currency forward contracts (5)	—	0.5	—	0.5

(1)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(2)	Represents investments related to our defined benefit plan in the United Kingdom, which we include in the “Other non-current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.
(4)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.
(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	December 27, 2013		June 28, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,581.8	$1,741.5	$1,590.5	$1,763.1

(1)	The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

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

At December 27, 2013, we had open foreign currency forward contracts with a notional amount of $88.3 million, of which $62.6 million were classified as fair value hedges and $25.7 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with a notional amount of $58.5 million at June 28, 2013, of which $47.7 million were classified as fair value hedges and $10.8 million were classified as cash flow hedges. At December 27, 2013, contract expiration dates ranged from less than 1 month to 6 months with a weighted average contract life of 1 month.

Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of December 27, 2013, we had outstanding foreign currency forward contracts denominated in the British Pound, Norwegian Krone, Singapore Dollar, Australian Dollar and Brazilian Real to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material for the quarter and two quarters ended December 27, 2013 or for the quarter and two quarters ended December 28, 2012. In addition, no amounts were recognized in earnings in the quarter and two quarters ended December 27, 2013 or in the quarter and two quarters ended December 28, 2012 related to hedged firm commitments that no longer qualify as fair value hedges.

Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are being used to hedge currency exposures from cash flows anticipated in all of our business segments, primarily related to programs in Brazil and Canada. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of December 27, 2013, we had outstanding foreign currency forward contracts denominated in the Brazilian Real, British Pound, Australian Dollar, Euro, and Canadian Dollar to hedge certain forecasted transactions.

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

The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarter and two quarters ended December 27, 2013 or in the quarter and two quarters ended December 28, 2012. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of December 27, 2013 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

Credit Risk

We are exposed to the risk of credit losses from non-performance by counterparties to the financial instruments discussed above, but we do not expect any of the counterparties to fail to meet their obligations. To manage credit risks, we select counterparties based on credit ratings, limit our exposure to any single counterparty under defined guidelines and monitor the market position with each counterparty.

See Note L — Fair Value Measurements for the amount of the assets and liabilities related to these foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of December 27, 2013, and see the accompanying Condensed Consolidated Statement of Comprehensive Income (Unaudited) for additional information on changes in accumulated other comprehensive loss for the quarter ended December 27, 2013.

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

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard estimate at completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimates of total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income in the quarter and two quarters ended December 27, 2013 by $8.2 million ($0.05 per diluted share) and $20.5 million ($0.13 per diluted share), respectively. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income in the quarter and two quarters ended December 28, 2012 by $13.4 million ($0.08 per diluted share) and $25.7 million ($0.16 per diluted share), respectively.

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

As discussed in Note A — Significant Accounting Policies and Recent Accounting Standards, at the beginning of the first quarter of fiscal 2014, to leverage the breadth of our IT enterprise network and information assurance capabilities for the IT Services market, we began managing our cyber security network testing operation as part of our Integrated Network Solutions segment rather than our Government Communications Systems segment. The historical results, discussion and presentation of our business segments as set forth in this Report have been adjusted to reflect the impact of this change to our business segment reporting structure for all periods presented in this Report.

The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements in our Fiscal 2013 Form 10-K and in Note N — Changes in Estimates. We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line items in the tables below represent the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to our business segments.

Total assets by business segment are summarized below:

	December 27, 2013	June 28, 2013
	(In millions)
Total Assets
RF Communications	$1,347.2	$1,337.2
Integrated Network Solutions	1,777.1	1,747.6
Government Communications Systems	997.2	991.4
Corporate	762.6	755.2
Discontinued operations	—	27.0

	$4,884.1	$4,858.4

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:

	Quarter Ended		Two Quarters Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
	(In millions)
Revenue
RF Communications	$454.6	$486.0	$877.6	$930.7
Integrated Network Solutions	365.9	403.1	741.5	788.6
Government Communications Systems	433.0	428.2	844.6	882.7
Corporate eliminations	(30.3)	(30.4)	(48.6)	(53.6)

	$1,223.2	$1,286.9	$2,415.1	$2,548.4

Income From Continuing Operations Before Income Taxes
Segment Operating Income:
RF Communications	$142.1	$151.0	$277.3	$285.1
Integrated Network Solutions	32.7	32.9	62.4	66.0
Government Communications Systems	66.5	64.8	130.5	131.2
Unallocated corporate expense	(14.4)	(17.7)	(30.4)	(34.4)
Corporate eliminations	(3.8)	(2.6)	(7.1)	(4.5)
Non-operating income (loss) (1)	3.2	(1.1)	4.5	(1.1)
Net interest expense	(23.0)	(27.1)	(46.1)	(54.5)

	$203.3	$200.2	$391.1	$387.8

(1)	“Non-operating income (loss)” includes equity method investment income (loss); income (expense) related to intellectual property matters; gains and losses on sales of investments and securities available-for-sale; and impairments of investments and securities available-for-sale. Additional information regarding non-operating income (loss) is set forth in Note J — Non-Operating Income (Loss).

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have reviewed the condensed consolidated balance sheet of Harris Corporation as of December 27, 2013, and the related condensed consolidated statements of income and comprehensive income for the quarter and two quarters ended December 27, 2013 and December 28, 2012, and the condensed consolidated statements of cash flows for the two quarters ended December 27, 2013 and December 28, 2012. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation as of June 28, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein) and in our report dated August 26, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 28, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Orlando, Florida

January 29, 2014

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

RESULTS OF OPERATIONS

Highlights

Operations results for the second quarter of fiscal 2014 include:

•	Revenue decreased 4.9 percent to $1,223.2 million in the second quarter of fiscal 2014 from $1,286.9 million in the second quarter of fiscal 2013;

•	Income from continuing operations decreased 3.5 percent to $137.2 million in the second quarter of fiscal 2014 compared with $142.2 million in the second quarter of fiscal 2013;

•	Income from continuing operations per diluted share increased 1.6 percent to $1.27 in the second quarter of fiscal 2014 compared with $1.25 in the second quarter of fiscal 2013;

•

Our RF Communications segment revenue decreased 6.5 percent to $454.6 million and operating income decreased 5.9 percent to $142.1 million in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013;

•

Our Integrated Network Solutions segment revenue decreased 9.2 percent to $365.9 million and operating income decreased 0.6 percent to $32.7 million in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013;

•

Our Government Communications Systems segment revenue increased 1.1 percent to $433.0 million and operating income increased 2.6 percent to $66.5 million in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013; and

•	Net cash provided by operating activities was $279.5 million in the first two quarters of fiscal 2014, unchanged from $279.5 million in the first two quarters of fiscal 2013.

As discussed in Note A — Significant Accounting Policies and Recent Accounting Standards and Note O — Business Segments in the Notes, at the beginning of the first quarter of fiscal 2014, to leverage the breadth of our IT enterprise network and information assurance capabilities for the IT Services market, we began managing our cyber security network testing operation as part of our Integrated Network Solutions segment rather than our Government Communications Systems segment. The historical results, discussion and presentation of our business segments as set forth in this Report have been adjusted to reflect the impact of this change to our business segment reporting structure for all periods presented in this Report.

Consolidated Results of Operations

	Quarter Ended			Two Quarters Ended
	December 27, 2013	December 28, 2012	% Inc/ (Dec)	December 27, 2013	December 28, 2012	% Inc/ (Dec)
	(Dollars in millions, except per share amounts)
Revenue:
RF Communications	$454.6	$486.0	(6.5)%	$877.6	$930.7	(5.7)%
Integrated Network Solutions	365.9	403.1	(9.2)%	741.5	788.6	(6.0)%
Government Communications Systems	433.0	428.2	1.1%	844.6	882.7	(4.3)%
Corporate eliminations	(30.3)	(30.4)	(0.3)%	(48.6)	(53.6)	(9.3)%

Total revenue	1,223.2	1,286.9	(4.9)%	2,415.1	2,548.4	(5.2)%

Cost of product sales and services	(795.4)	(845.4)	(5.9)%	(1,569.9)	(1,693.7)	(7.3)%

Gross margin	427.8	441.5	(3.1)%	845.2	854.7	(1.1)%
% of total revenue	35.0%	34.3%		35.0%	33.5%

Engineering, selling and administrative expenses	(204.7)	(213.1)	(3.9)%	(412.5)	(411.3)	0.3%
% of total revenue	16.7%	16.6%		17.1%	16.1%

Non-operating income (loss)	3.2	(1.1)	*	4.5	(1.1)	*
Net interest expense	(23.0)	(27.1)	(15.1)%	(46.1)	(54.5)	(15.4)%

Income from continuing operations before income taxes	203.3	200.2	1.5%	391.1	387.8	0.9%
Income taxes	(66.2)	(61.7)	7.3%	(126.6)	(121.0)	4.6%
Effective tax rate	32.6%	30.8%		32.4%	31.2%

Income from continuing operations	137.1	138.5	(1.0)%	264.5	266.8	(0.9)%
Noncontrolling interests, net of income taxes	0.1	3.7	(97.3)%	0.2	3.9	(94.9)%

Income from continuing operations attributable to Harris Corporation common shareholders	137.2	142.2	(3.5)%	264.7	270.7	(2.2)%
% of total revenue	11.2%	11.0%		11.0%	10.6%

Discontinued operations, net of income taxes	(1.0)	(93.7)	(98.9)%	(2.7)	(308.0)	(99.1)%

Net income (loss) attributable to Harris Corporation common shareholders	$136.2	$48.5	180.8%	$262.0	$(37.3)	*

Income from continuing operations per diluted common share attributable to Harris Corporation common shareholders	$1.27	$1.25	1.6%	$2.45	$2.40	2.1%

*	Not meaningful

Revenue

Second Quarter 2014 Compared With Second Quarter 2013: Revenue decreases in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 in our RF Communications and Integrated Network Solutions segments were partially offset by a revenue increase in our Government Communications Systems segment. The $31 million decrease in revenue in our RF Communications segment was due to lower revenue from U.S. Department of Defense (“DoD”) customers in Tactical Communications and lower Public Safety and Professional Communications revenue, partially offset by higher international revenue in Tactical Communications. The $37 million decrease in revenue in our Integrated Network Solutions segment was due to lower revenue from U.S. Government customers in both Healthcare Solutions and Harris CapRock Communications. The $5 million increase in revenue in our Government Communications Systems segment was primarily due to higher revenue from the Federal Aviation Administration’s NextGen Data Communications Integrated Services (“DataComm”) and U.S. Army Modernization of Enterprise Terminals (“MET”) programs and from classified and space customers, partially offset by lower revenue from the Geostationary Operational Environmental Satellite — Series R (“GOES-R”) weather program for the National Oceanic and Atmospheric Administration (“NOAA”).

First Two Quarters 2014 Compared With First Two Quarters 2013: Revenue decreased in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013 in each of our business segments. The $53 million decrease in revenue in our RF Communications segment was due to the same reasons noted above regarding the second quarters of fiscal 2014 and 2013. The $47 million decrease in revenue in our Integrated Network Solutions segment was due to lower Healthcare Solutions, Harris CapRock Communications and IT Services revenue. The $38 million decrease in revenue in our Government Communications Systems segment was primarily due to lower revenue from the GOES-R weather program and from DoD customers, partially offset by higher revenue from the DataComm program and from classified and space customers.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Gross Margin Percentage

Second Quarter 2014 Compared With Second Quarter 2013: The increase in gross margin as a percentage of revenue (“gross margin percentage”) in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 was primarily due to good program execution, operational excellence improvements, including the benefit of restructuring actions in fiscal 2013, and a favorable mix of revenue from our segments. We experienced gross margin percentage point increases of 1.0, 0.9 and 0.2 in our RF Communications, Integrated Network Solutions and Government Communications Systems segments, respectively.

First Two Quarters 2014 Compared With First Two Quarters 2013: The increase in gross margin percentage in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013 was primarily due to good program execution and operational excellence improvements, including the benefit of restructuring actions in fiscal 2013. We experienced gross margin percentage point increases of 1.8, 1.6 and 1.1 in our RF Communications, Government Communications Systems and Integrated Network Solutions segments, respectively.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

Second Quarter 2014 Compared With Second Quarter 2013: The $8 million decrease in engineering, selling and administrative (“ESA”) expenses in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 was due to operational excellence improvements and the benefit of restructuring actions in fiscal 2013, primarily benefiting general and administrative expenses.

First Two Quarters 2014 Compared With First Two Quarters 2013: The increases in ESA expenses and ESA expenses as a percentage of revenue (“ESA percentage”) in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013 were primarily due to higher spending on research and development and accruals in general and administrative expenses in the first quarter of fiscal 2014 for legal matters, partially offset by lower ESA expenses in the first two quarters of fiscal 2014, primarily due to operational excellence improvements and the benefit of restructuring actions in fiscal 2013.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Non-Operating Income (Loss)

Second Quarter 2014 Compared With Second Quarter 2013: Non-operating income in the second quarter of fiscal 2014 was due to net income related to intellectual property matters. The non-operating loss in the second quarter of fiscal 2013 was primarily due to a $6.4 million impairment of an investment in a joint venture, mostly offset by a $3.0 million gain on the sale of securities available-for-sale and $2.2 million of net income related to intellectual property matters.

First Two Quarters 2014 Compared With First Two Quarters 2013: Non-operating income in the first two quarters of fiscal 2014 was due to net income related to intellectual property matters. The non-operating loss in the first two quarters of fiscal 2013 was primarily due to a $6.4 million impairment of an investment in a joint venture and a $5.8 million impairment of a cost-method investment, mostly offset by a $9.0 million gain on the sale of securities available-for-sale and $2.0 million of net income related to intellectual property matters.

See Note J — Non-Operating Income (Loss) in the Notes for further information.

Net Interest Expense

Second Quarter 2014 Compared With Second Quarter 2013: The decrease in net interest expense in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 was primarily due to lower debt levels as a result of our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015.

First Two Quarters 2014 Compared With First Two Quarters 2013: The decrease in net interest expense in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013 was primarily due to the same reason as noted above regarding the second quarters of fiscal 2014 and 2013.

Income Taxes

Second Quarter 2014 Compared With Second Quarter 2013: In the second quarter of fiscal 2014, our effective tax rate benefited from a refund resulting from a consolidation of foreign subsidiaries. In the second quarter of fiscal 2013, our effective tax rate benefited from confirmation of the availability of certain acquired tax attributes due to audit resolution.

First Two Quarters 2014 Compared With First Two Quarters 2013: In the first two quarters of fiscal 2014, our effective tax rate benefited from the settlement of a state tax audit and a refund resulting from a consolidation of foreign subsidiaries. In the first two quarters of fiscal 2013, our effective tax rate benefited from tax elections resulting in the deductibility of certain expenses, a reduction in estimated non-U.S. tax liabilities, a reduction in state taxes due to changes in certain state tax laws and confirmation of the availability of certain acquired tax attributes due to audit resolution.

Discontinued Operations, Net of Income Taxes

Second Quarter 2014 Compared With Second Quarter 2013: In the second quarter of fiscal 2014, discontinued operations consisted of a $1.7 million ($1.0 million after-tax) increase in the loss on sale of Broadcast Communications from miscellaneous adjustments for contingencies related to the disposition. In the second quarter of fiscal 2013, the results of operations for Broadcast Communications and CIS included non-cash impairment charges of $97.9 million ($84.2 million after-tax) and $0.5 million ($0.3 million after-tax), respectively.

First Two Quarters 2014 Compared With First Two Quarters 2013: In the first two quarters of fiscal 2014, discontinued operations consisted of a $6.6 million ($4.6 million after-tax) increase in the loss on sale of Broadcast Communications from miscellaneous adjustments for contingencies related to the disposition and a $3.1 million ($1.9 million after-tax) gain on the sale of the remaining assets of CIS. In the first two quarters of fiscal 2013, the results of operations for Broadcast Communications and CIS included non-cash impairment charges of $314.4 million ($297.3 million after-tax) and $6.3 million ($3.9 million after-tax), respectively.

See Note B — Discontinued Operations in the Notes for further information.

Income From Continuing Operations Per Diluted Common Share Attributable to Harris Corporation Common Shareholders

Second Quarter 2014 Compared With Second Quarter 2013: The increase in income from continuing operations per diluted common share in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 was primarily due to the reduction in average common shares outstanding as a result of shares repurchased.

First Two Quarters 2014 Compared With First Two Quarters 2013: The increase in income from continuing operations per diluted common share in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013 was primarily due to the same reason as noted above regarding the second quarters of fiscal 2014 and 2013.

See the “Common Stock Repurchases” discussion below in this MD&A for further information.

Discussion of Business Segment Results of Operations

RF Communications Segment

	Quarter Ended			Two Quarters Ended
	December 27, 2013	December 28, 2012	% Inc/ (Dec)	December 27, 2013	December 28, 2012	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$454.6	$486.0	(6.5)%	$877.6	$930.7	(5.7)%
Cost of product sales and services	(218.5)	(238.4)	(8.3)%	(416.3)	(457.5)	(9.0)%

Gross margin	236.1	247.6	(4.6)%	461.3	473.2	(2.5)%
% of revenue	51.9%	50.9%		52.6%	50.8%

ESA expenses	(94.0)	(96.6)	(2.7)%	(184.0)	(188.1)	(2.2)%
% of revenue	20.7%	19.9%		21.0%	20.2%

Segment operating income	$142.1	$151.0	(5.9)%	$277.3	$285.1	(2.7)%

% of revenue	31.3%	31.1%		31.6%	30.6%

Second Quarter 2014 Compared With Second Quarter 2013: Segment revenue in the second quarter of fiscal 2014 included $320 million in Tactical Communications, a decrease of 5 percent from $337 million in the second quarter of fiscal 2013; and $135 million in Public Safety and Professional Communications, a decrease of 9 percent from $149 million in the second quarter of fiscal 2013. The decrease in Tactical Communications revenue was due to lower revenue from DoD customers, partially offset by higher international revenue. The decrease in Public Safety and Professional Communications revenue was primarily due to continued weakness across system and terminal sales in state and local government markets.

Segment gross margin percentage in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 increased, primarily driven by a higher gross margin percentage in Tactical Communications, reflecting operational excellence improvements and the benefit of restructuring actions in fiscal 2013. Segment ESA expenses in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 decreased, primarily due to the benefit of restructuring actions in fiscal 2013, but at a lower rate than the revenue decreases, resulting in a higher segment ESA percentage. Segment operating income decreased and operating income as a percentage of revenue (“operating margin percentage”) increased in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013, reflecting the items discussed above regarding this segment.

First Two Quarters 2014 Compared With First Two Quarters 2013: Segment revenue in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013 decreased in both Tactical Communications and Public Safety and Professional Communications due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2014 and 2013.

Segment gross margin percentage in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013 increased, primarily driven by operational excellence improvements and the benefit of restructuring actions in fiscal 2013. Segment ESA percentage in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013 increased, primarily reflecting the impact of accruals in the first quarter of fiscal 2014 for legal matters related to a Public Safety and Professional Communications program. Segment operating income decreased and operating margin percentage increased in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013, reflecting the items discussed above regarding this segment for the first two quarters of fiscal 2014 and 2013.

Integrated Network Solutions Segment

	Quarter Ended			Two Quarters Ended
	December 27, 2013	December 28, 2012	% Inc/ (Dec)	December 27, 2013	December 28, 2012	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$365.9	$403.1	(9.2)%	$741.5	$788.6	(6.0)%
Cost of product sales and services	(290.7)	(323.5)	(10.1)%	(588.8)	(634.8)	(7.2)%

Gross margin	75.2	79.6	(5.5)%	152.7	153.8	(0.7)%
% of revenue	20.6%	19.7%		20.6%	19.5%

ESA expenses	(42.5)	(46.7)	(9.0)%	(90.3)	(87.8)	2.8%
% of revenue	11.6%	11.6%		12.2%	11.1%

Segment operating income	$32.7	$32.9	(0.6)%	$62.4	$66.0	(5.5)%

% of revenue	8.9%	8.2%		8.4%	8.4%

Second Quarter 2014 Compared With Second Quarter 2013: Segment revenue in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 decreased due to lower revenue from U.S. Government customers in both Healthcare Solutions and Harris CapRock Communications, partially offset by revenue growth in Harris CapRock Communications’ energy and maritime markets. The U.S. Government market for Healthcare Solutions and Harris CapRock Communications has been more challenging than expected, with tighter governmental funding and increased competition.

Segment gross margin percentage in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 increased, primarily driven by increases in gross margin percentage on satellite and terrestrial communications services, partially offset by margin pressure from a very competitive U.S. Government market environment. Segment ESA expenses in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 decreased, primarily due to operational excellence improvements and the benefit of restructuring actions in fiscal 2013. Segment operating income decreased and operating margin percentage increased in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013, reflecting the items discussed above regarding this segment.

First Two Quarters 2014 Compared With First Two Quarters 2013: Segment revenue in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013 decreased, primarily due to lower revenue from U.S. Government customers in Healthcare Solutions, Harris CapRock Communications and IT Services.

Segment gross margin percentage in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013 increased, primarily driven by increases in gross margin percentage on satellite and terrestrial communications services, partially offset by margin pressure from a very competitive U.S. Government market environment. Segment ESA expenses and ESA percentage in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013 increased, primarily due to higher spending on research and development, as well as lower general and administrative expenses in the first quarter of fiscal 2013 due to a decrease in reserves for U.S. telecommunications fees and international business receipts taxes. Segment operating income decreased and operating margin percentage was unchanged in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013, reflecting the items discussed above regarding this segment for the first two quarters of fiscal 2014 and 2013.

Government Communications Systems Segment

	Quarter Ended			Two Quarters Ended
	December 27, 2013	December 28, 2012	% Inc/ (Dec)	December 27, 2013	December 28, 2012	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$433.0	$428.2	1.1%	$844.6	$882.7	(4.3)%
Cost of product sales and services	(316.5)	(313.9)	0.8%	(613.4)	(655.0)	(6.4)%

Gross margin	116.5	114.3	1.9%	231.2	227.7	1.5%
% of revenue	26.9%	26.7%		27.4%	25.8%

ESA expenses	(50.0)	(49.5)	1.0%	(100.7)	(96.5)	4.4%
% of revenue	11.5%	11.6%		11.9%	10.9%

Segment operating income	$66.5	$64.8	2.6%	$130.5	$131.2	(0.5)%

% of revenue	15.4%	15.1%		15.5%	14.9%

Second Quarter 2014 Compared With Second Quarter 2013: Segment revenue in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 increased, primarily due to higher revenue from classified and space customers, the ramp-up of the DataComm program and the start of full-rate production on the MET program, partially offset by lower revenue from NOAA’s GOES-R weather program as it transitions to an integration and test phase.

Segment gross margin percentage and operating margin percentage in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 were slightly higher, reflecting continued strong program performance.

First Two Quarters 2014 Compared With First Two Quarters 2013: Segment revenue in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013 decreased, primarily due to lower revenue from the GOES-R weather program and from DoD customers, partially offset by higher revenue from the DataComm program and from classified and space customers.

The increases in segment gross margin, despite lower revenue, and in segment gross margin percentage in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013 were due to continued strong program performance, including the retirement of risk on certain space programs. The increase in segment ESA percentage in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013 was primarily due to higher spending on research and development. Segment operating income decreased and operating margin percentage increased in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013, reflecting the items discussed above regarding this segment for the first two quarters of fiscal 2014 and 2013.

Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended			Two Quarters Ended
	December 27, 2013	December 28, 2012	% Inc/ (Dec)	December 27, 2013	December 28, 2012	% Inc/ (Dec)
	(Dollars in millions)
Unallocated corporate expense	$14.4	$17.7	(18.6)%	$30.4	$34.4	(11.6)%
Corporate eliminations	3.8	2.6	46.2%	7.1	4.5	57.8%

Second Quarter 2014 Compared With Second Quarter 2013: The decrease in unallocated corporate expense in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 was primarily due to cost-reduction actions taken in fiscal 2013. The increase in corporate eliminations in the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013 was primarily due to higher intersegment eliminations for sales of services between our Government Communications Systems segment and our Integrated Network Solutions segment.

First Two Quarters 2014 Compared With First Two Quarters 2013: The decrease in unallocated corporate expense and the increase in corporate eliminations in the first two quarters of fiscal 2014 compared with the first two quarters of fiscal 2013 were for the same reasons noted above regarding the second quarters of fiscal 2014 and 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Two Quarters Ended
	December 27,	December 28,
	2013	2012
	(In millions)
Net cash provided by operating activities	$279.5	$279.5
Net cash used in investing activities	(58.0)	(71.6)
Net cash used in financing activities	(206.9)	(238.8)
Effect of exchange rate changes on cash and cash equivalents	(1.2)	3.0

Net increase (decrease) in cash and cash equivalents	13.4	(27.9)
Cash and cash equivalents, beginning of year	321.0	356.0

Cash and cash equivalents, end of quarter	$334.4	$328.1

Cash and cash equivalents: Our Condensed Consolidated Statement of Cash Flows (Unaudited) includes cash flows from Broadcast Communications and CIS. Our Condensed Consolidated Balance Sheet (Unaudited) as of the end of fiscal 2013 reflects CIS as discontinued operations. Our consolidated cash flows in the first two quarters of fiscal 2014 include $27 million provided by investing activities from the net proceeds from our sale of the remaining assets of CIS in the first quarter of fiscal 2014. Other impacts to our consolidated cash flows in the first two quarters of fiscal 2014 and 2013 from Broadcast Communications and CIS were not material.

Our cash and cash equivalents increased $13.4 million to $334.4 million at the end of the second quarter of fiscal 2014 from $321.0 million at the end of fiscal 2013. The increase was primarily due to $279.5 million of net cash provided by operating activities, $99.8 million of proceeds from exercises of employee stock options and $27.0 million of net proceeds from our sale of the remaining assets of CIS, mostly offset by $156.8 million used to repurchase shares of our common stock, $90.4 million used to pay cash dividends, $85.0 million used for additions of property, plant and equipment and $59.5 million used for net repayments of borrowings. Our cash and cash equivalents decreased $27.9 million to $328.1 million at the end of the second quarter of fiscal 2013 from $356.0 million at the end of fiscal 2012. The decrease was primarily due to $119.0 million used for net repayments of borrowings, $114.2 million used to repurchase shares of our common stock, $84.0 million used to pay cash dividends and $82.7 million used for additions of property, plant, and equipment and capitalized software, mostly offset by $279.5 million of net cash provided by operating activities and $78.4 million of proceeds from exercises of employee stock options.

Our financial position remained strong at December 27, 2013. We ended the second quarter of fiscal 2014 with cash and cash equivalents of $334.4 million; we have no long-term debt maturing until December 1, 2017; we have a senior unsecured $1 billion revolving credit facility that expires in September 2017 (approximately $890 million of which was available to us as of December 27, 2013); and we do not have any material defined benefit pension plan obligations. Our $334.4 million of cash and cash equivalents at December 27, 2013 included $154 million held by our foreign subsidiaries, $119 million of which was available for use in the U.S. without incurring additional U.S. income taxes. We would be required to recognize U.S. income taxes of $10 million on the remaining $35 million if we were to repatriate such funds to the U.S., but we have no current plans to repatriate such funds.

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

Net cash provided by operating activities: Our net cash provided by operating activities was $279.5 million in the first two quarters of fiscal 2014, unchanged from $279.5 million in the first two quarters of fiscal 2013.

Net cash used in investing activities: Our net cash used in investing activities decreased to $58.0 million in the first two quarters of fiscal 2014 from $71.6 million in the first two quarters of fiscal 2013. The decrease was primarily due to $27.0 million provided by investing activities from the net proceeds from our sale of the remaining assets of CIS in the first quarter of fiscal 2014. Our total capital expenditures in fiscal 2014 are expected to be approximately $250 million.

Net cash used in financing activities: Our net cash used in financing activities decreased to $206.9 million in the first two quarters of fiscal 2014 from $238.8 million in the first two quarters of fiscal 2013. The decrease was primarily due to $59.5 million of lower net repayments of borrowings and $21.4 million of higher proceeds from exercises of employee stock options, partially offset by $42.6 million of higher repurchases of common stock.

Common Stock Repurchases

During the second quarter of fiscal 2014, we used $50.0 million to repurchase 786,558 shares of our common stock under our New Repurchase Program and 2011 Repurchase Program (each as defined below) at an average price per share of $63.57, including commissions. During the second quarter of fiscal 2013, we used $50.0 million to repurchase 1,022,375 shares of our common stock under our 2011 Repurchase Program at an average price per share of $48.91, including commissions. During the first two quarters of fiscal 2014, we used $150.0 million to repurchase 2,532,680 shares of our common stock under our New Repurchase Program and 2011 Repurchase Program at an average price per share of $59.23, including commissions. During the first two quarters of fiscal 2013, we used $100.0 million to repurchase 2,100,419 shares of our common stock under our 2011 Repurchase Program at an average price per share of $47.61, including commissions. In the second quarter of fiscal 2014 and second quarter of fiscal 2013, $0.1 million and $0.3 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. In the first two quarters of fiscal 2014 and first two quarters of fiscal 2013, $6.8 million and $14.2 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.

On August 23, 2013, our Board of Directors approved a new $1 billion share repurchase program (our “New Repurchase Program”). Our New Repurchase Program is in addition to our prior share repurchase program approved in 2011 (our “2011 Repurchase Program”). Our repurchases during the second quarter of fiscal 2014 used the remaining authorization (approximately $33 million) under our 2011 Repurchase Program, and consequently, we will not make further repurchases under our 2011 Repurchase Program. Our New Repurchase Program had a remaining, unused authorization of approximately $983 million as of December 27, 2013 and does not have a stated expiration date. Our repurchase programs have resulted, and are expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

Additional information regarding share repurchases during the second quarter of fiscal 2014 and our repurchase programs is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

We were in compliance with the covenants in the 2012 Credit Agreement at December 27, 2013, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2012 Credit Agreement, to be greater than 0.60 to 1.00 at any time. At December 27, 2013, we had no borrowings outstanding under the 2012 Credit Agreement, but we had $85 million of short-term debt outstanding under our commercial paper program that was supported by the 2012 Credit Facility.

Short-Term Debt: Our short-term debt at December 27, 2013 and June 28, 2013 was $93.7 million and $144.6 million, respectively. Our short-term debt at December 27, 2013 and June 28, 2013 primarily consisted of commercial paper issued to partially fund our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015. Our commercial paper program was supported at December 27, 2013 and June 28, 2013 by our $1 billion 2012 Credit Facility.

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

We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of, or improvement to, our current debt ratings. There are no assurances that our debt ratings will not be reduced in the future. If our debt ratings are lowered below “investment grade,” we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facility or pursue other options. In addition, if our debt ratings are lowered to below “investment grade,” we may also be required to provide collateral to support a portion of our outstanding performance bonds. For a discussion of such performance bonds, see the “Commercial Commitments” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2013 Form 10-K. We do not currently expect a downgrade of our current debt ratings, but no assurances can be given. If our debt ratings are downgraded, it could adversely impact, among other things, our future borrowing costs and access to capital markets and our ability to receive certain types of contract awards.

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

Currently we are not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of December 27, 2013, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments and Contractual Obligations

The amounts disclosed in our Fiscal 2013 Form 10-K include our contractual obligations and commercial commitments. During the two quarters ended December 27, 2013, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, standby letters of credit and other arrangements as disclosed in our Fiscal 2013 Form 10-K.

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

Estimate at completion adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended		Two Quarters Ended
	December 27,	December 28,	December 27,	December 28,
	2013	2012	2013	2012
	(Dollars in millions)
Favorable adjustments	$19.5	$23.5	$39.5	$48.6
Unfavorable adjustments	(11.3)	(10.1)	(19.0)	(22.9)

Net operating income adjustments	$8.2	$13.4	$20.5	$25.7

There were no individual impacts to operating income due to estimate at completion adjustments in the quarter and two quarters ended December 27, 2013 or in the quarter and two quarters ended December 28, 2012 that were material to our results of operations on a consolidated or segment basis for such periods.

Impact of Recently Issued Accounting Standards

Accounting standards issued but not effective for us until after December 27, 2013 are not expected to have a material impact on our financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the potential level of share repurchases or dividends; the value of our contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:

•

We depend on U.S. Government customers for a significant portion of our revenue, and the loss of this relationship or a change or reduction in U.S. Government funding priorities could have an adverse impact on our business, financial condition, results of operations and cash flows.

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

•

The continued effects of the general weakness in the global economy and the U.S. Government’s budget deficits and national debt could have an adverse impact on our business, financial condition, results of operations and cash flows.

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

Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at December 27, 2013 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note M — Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates: As of December 27, 2013, we had long-term debt obligations. The fair value of our long-term debt obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term debt obligations at December 27, 2013 would not have had a material impact on the fair value of such long-term debt obligations. Additionally, there is no interest rate risk associated with our long-term debt obligations on our results of operations and cash flows, because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity).

As of December 27, 2013, we also had short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place, temporarily funding repurchases under our share repurchase programs and temporarily funding redemption of long-term debt. The interest rate risk associated with this short-term debt on our results of operations and cash flows is not material.

We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations or on our results of operations or cash flows over the next twelve months.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the quarter ended December 27, 2013, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the quarter ended December 27, 2013 our disclosure controls and procedures were effective.

(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 27, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

General. From time to time, as a normal incident of the nature and kind of business in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at December 27, 2013 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the second quarter of fiscal 2014, we repurchased 786,558 shares of our common stock under our New Repurchase Program and 2011 Repurchase Program at an average price per share of $63.55, excluding commissions. During the second quarter of fiscal 2013, we repurchased 1,022,375 shares of our common stock under our 2011 Repurchase Program at an average price per share of $48.89, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended December 27, 2013:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(September 28, 2013-October 25, 2013)
Repurchase Programs (1)	None	n/a	None	$1,033,443,431
Employee Transactions (2)	None	n/a	n/a	n/a
Month No. 2
(October 26, 2013-November 22, 2013)
Repurchase Programs (1)	678,758	$63.39	678,758	$990,417,337
Employee Transactions (2)	1,468	$62.09	n/a	n/a
Month No. 3
(November 23, 2013-December 27, 2013)
Repurchase Programs (1)	107,800	$64.53	107,800	$983,461,199
Employee Transactions (2)	260	$65.10	n/a	n/a

Total	788,286	$63.54	786,558	$983,461,199

*	Periods represent our fiscal months.
(1)	On August 2, 2011, we announced that on July 30, 2011, our Board of Directors approved our 2011 Repurchase Program that replaced our previous program and authorized us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our 2011 Repurchase Program did not have a stated expiration date and resulted in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. On August 26, 2013, we announced that on August 23, 2013, our Board of Directors approved our New Repurchase Program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our New Repurchase Program is in addition to our 2011 Repurchase Program and also does not have a stated expiration date. Our repurchases during the quarter ended December 27, 2013 used the remaining dollar amount (approximately $33 million) of the authorization under our 2011 Repurchase Program, and consequently, we will not make further repurchases under our 2011 Repurchase Program. The approximate dollar amount of our common stock that may yet be purchased under our New Repurchase Program as of December 27, 2013 was $983,461,199 (as reflected in the table above). Our New Repurchase Program has resulted, and is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. As a matter of policy, we do not repurchase shares during the period beginning on the 15th day of the third month of a fiscal quarter and ending two days following the public release of earnings and financial results for such fiscal quarter.
(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares that vested during the quarter, (c) performance shares, performance share units, restricted shares or restricted stock units returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by, or sold to us by, the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Securities

During the second quarter of fiscal 2014, we did not issue or sell any unregistered equity securities.

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

(10)

*(a) Amendment Number Five to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated December 6, 2013 and effective as of July 1, 2013, incorporated herein by reference to Exhibit 4(d)(vi) to the Company’s Registration Statement on Form S-8, Registration No. 333-192735, filed with the SEC on December 9, 2013.

*(b) Amendment Number Six to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated December 10, 2013.

*(c) Amendment Number Seven to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated December 28, 2013.

*(d) Amendment Number One to the Harris Corporation Annual Incentive Plan (Effective as of July 3, 2010), dated December 10, 2013.

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

HARRIS CORPORATION
(Registrant)

Date: January 29, 2014	By:	/s/ Gary L. McArthur
Gary L. McArthur
Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Description

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2012. (Commission File Number 1-3863)

(b) By-Laws of Harris Corporation, as amended and restated effective October 26, 2012, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2012. (Commission File Number 1-3863)

(10)

*(a) Amendment Number Five to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated December 6, 2013 and effective as of July 1, 2013, incorporated herein by reference to Exhibit 4(d)(vi) to the Company’s Registration Statement on Form S-8, Registration No. 333-192735, filed with the SEC on December 9, 2013.

*(b) Amendment Number Six to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated December 10, 2013.

*(c) Amendment Number Seven to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated December 28, 2013.

*(d) Amendment Number One to the Harris Corporation Annual Incentive Plan (Effective as of July 3, 2010), dated December 10, 2013.

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