Form 10-Q
period 2014-03-28
HARRIS CORP /DE/
filed 2014-04-30
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of April 25, 2014 was 106,499,358 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended March 28, 2014

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended		Three Quarters Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(In millions, except per share amounts)
Revenue from product sales and services	$1,267.5	$1,203.7	$3,682.6	$3,752.1

Cost of product sales and services	(841.0)	(803.5)	(2,410.9)	(2,497.2)
Engineering, selling and administrative expenses	(203.2)	(202.5)	(615.7)	(613.8)
Non-operating income (loss)	0.2	(0.5)	4.7	(1.6)
Interest income	0.7	0.8	2.0	1.8
Interest expense	(23.2)	(27.6)	(70.6)	(83.1)

Income from continuing operations before income taxes	201.0	170.4	592.1	558.2
Income taxes	(63.9)	(45.8)	(190.5)	(166.8)

Income from continuing operations	137.1	124.6	401.6	391.4
Discontinued operations, net of income taxes	4.1	(30.3)	1.4	(338.3)

Net income	141.2	94.3	403.0	53.1
Noncontrolling interests, net of income taxes	0.2	0.5	0.4	4.4

Net income attributable to Harris Corporation	$141.4	$94.8	$403.4	$57.5

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$137.3	$125.1	$402.0	$395.8
Discontinued operations, net of income taxes	4.1	(30.3)	1.4	(338.3)

Net income	$141.4	$94.8	$403.4	$57.5

Net income per common share attributable to Harris Corporation common shareholders
Basic net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.28	$1.12	$3.75	$3.52
Discontinued operations	0.04	(0.27)	0.02	(3.01)

	$1.32	$0.85	$3.77	$0.51

Diluted net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.27	$1.12	$3.72	$3.50
Discontinued operations	0.04	(0.27)	0.01	(2.99)

	$1.31	$0.85	$3.73	$0.51

Cash dividends paid per common share	$0.42	$0.37	$1.26	$1.11

Basic weighted average common shares outstanding	106.2	110.6	106.3	111.5
Diluted weighted average common shares outstanding	107.4	111.2	107.4	112.1

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended		Three Quarters Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(In millions)
Net income	$141.2	$94.3	$403.0	$53.1
Other comprehensive income (loss):
Foreign currency translation	(3.7)	(55.5)	14.8	(21.8)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	(0.1)	0.3	(0.5)	0.1
Net unrealized loss on securities available-for-sale, net of income taxes	—	—	—	(2.7)
Amortization of loss on treasury lock, net of income taxes	0.1	0.1	0.4	0.4
Net unrecognized post-retirement obligations, net of income taxes	10.5	1.7	11.8	3.3

Other comprehensive income (loss), net of income taxes	6.8	(53.4)	26.5	(20.7)

Total comprehensive income	148.0	40.9	429.5	32.4
Comprehensive loss attributable to noncontrolling interests	0.2	0.5	0.4	4.4

Total comprehensive income attributable to Harris Corporation	$148.2	$41.4	$429.9	$36.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 28, 2014	June 28, 2013
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$349.6	$321.0
Receivables	772.7	696.8
Inventories	674.0	668.7
Income taxes receivable	53.8	36.2
Current deferred income taxes	113.4	121.2
Other current assets	89.8	77.2
Assets of discontinued operations	—	27.0

Total current assets	2,053.3	1,948.1
Non-current Assets
Property, plant and equipment	685.5	653.2
Goodwill	1,703.6	1,692.0
Intangible assets	270.8	308.1
Non-current deferred income taxes	87.9	124.8
Other non-current assets	157.5	132.2

Total non-current assets	2,905.3	2,910.3

	$4,958.6	$4,858.4

Liabilities and Equity
Current Liabilities
Short-term debt	$81.3	$144.6
Accounts payable	355.5	339.5
Compensation and benefits	176.7	234.3
Other accrued items	261.9	255.8
Advance payments and unearned income	298.2	308.0
Current deferred income taxes	0.9	1.8
Current portion of long-term debt	1.4	13.4

Total current liabilities	1,175.9	1,297.4
Non-current Liabilities
Long-term debt	1,575.8	1,577.1
Long-term contract liability	87.3	96.8
Other long-term liabilities	324.6	325.9

Total non-current liabilities	1,987.7	1,999.8
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 106,471,958 shares at March 28, 2014 and 106,933,188 shares at June 28, 2013	106.5	106.9
Other capital	522.0	433.1
Retained earnings	1,199.0	1,079.9
Accumulated other comprehensive loss	(32.1)	(58.6)

Total shareholders’ equity	1,795.4	1,561.3
Noncontrolling interests	(0.4)	(0.1)

Total equity	1,795.0	1,561.2

	$4,958.6	$4,858.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Quarters Ended
	March 28, 2014	March 29, 2013
	(In millions)
Operating Activities
Net income	$403.0	$53.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148.6	164.3
Share-based compensation	28.5	25.6
Non-current deferred income taxes	29.8	2.9
Gain on sale of securities available-for-sale	—	(9.0)
(Gain) loss on sale of discontinued operations	(1.4)	23.6
Impairment of assets of discontinued operations	—	320.7
(Increase) decrease in:
Accounts and notes receivable	(75.8)	88.0
Inventories	(5.3)	(31.7)
Increase (decrease) in:
Accounts payable and accrued expenses	(46.2)	(145.3)
Advance payments and unearned income	(9.7)	78.6
Income taxes	(10.8)	(66.5)
Other	(6.7)	8.9

Net cash provided by operating activities	454.0	513.2

Investing Activities
Cash paid for intangible assets	(3.3)	—
Cash paid for cost-method investment	—	(0.8)
Additions of property, plant and equipment	(139.7)	(124.9)
Additions of capitalized software	—	(6.6)
Proceeds from sale of discontinued operations	27.0	147.4
Proceeds from sale of securities available-for-sale	—	11.9

Net cash provided by (used in) investing activities	(116.0)	27.0

Financing Activities
Proceeds from borrowings	5.6	17.1
Repayments of borrowings	(82.4)	(140.9)
Proceeds from exercises of employee stock options	133.9	84.7
Repurchases of common stock	(222.1)	(274.6)
Cash dividends	(135.5)	(124.6)

Net cash used in financing activities	(300.5)	(438.3)

Effect of exchange rate changes on cash and cash equivalents	(8.9)	1.1

Net increase in cash and cash equivalents	28.6	103.0

Cash and cash equivalents, beginning of year	321.0	356.0

Cash and cash equivalents, end of quarter	$349.6	$459.0

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

March 28, 2014

Note A — Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented therein. The results for the quarter and three quarters ended March 28, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 28, 2013 has been derived from our audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2013 (our “Fiscal 2013 Form 10-K”).

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

Accounting Standards Issued But Not Yet Effective

In March 2013, the FASB issued an accounting standards update that clarifies previous U.S. GAAP regarding the release of cumulative translation adjustment (“CTA”) into earnings in certain situations. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer of such subsidiary or group of assets results in the complete or substantially complete liquidation of such foreign entity, any related CTA should be reclassified from AOCI and included in the calculation of the gain or loss on the sale or transfer. Upon a sale or complete or substantially complete liquidation of an investment in a consolidated foreign entity that results in either (1) a loss of a controlling financial interest in the foreign entity or (2) an acquirer obtaining control of an acquiree in which the acquirer held an equity interest immediately before the acquisition date in a business combination achieved in stages, any related CTA should be reclassified from AOCI and included in the calculation of the gain or loss on the sale or liquidation. For a sale of part of an ownership interest in a foreign investment that is accounted for as an equity method investment, a pro rata portion of CTA attributable to that investment should be reclassified from AOCI and included in the calculation of the gain or loss on the sale. This standard is to be applied prospectively and is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013, which for us is our fiscal 2015. The adoption of this standard will not have a material impact on our financial position, results of operations or cash flows.

In July 2013, the FASB issued an accounting standards update that requires unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. This standard is to be applied prospectively and is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013, which for us is our fiscal 2015. Retrospective application is permitted. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In April 2014, the FASB issued an accounting standards update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement and continuing cash flows with discontinued operations. This standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is to be applied prospectively and is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which for us is our fiscal 2016. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

Note B — Discontinued Operations

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our cyber integrated solutions operation (“CIS”), which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. On August 27, 2013, we completed the sale of the remaining assets of CIS for $35 million, including $28 million in cash and a $7 million subordinated promissory note. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest our broadcast communications operation (“Broadcast Communications”), which provided digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Annual Report on Form 10-K for fiscal 2012. On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment, which is currently in litigation), a $15 million subordinated promissory note and an earnout of up to $50 million based on future performance. Should the litigation related to the post-closing working capital adjustment to the purchase price be resolved unfavorably to us, we believe such an outcome would not have a material adverse effect on our financial condition, results of operations or cash flows. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment.

In the third quarter of fiscal 2014, discontinued operations reflected a $4.8 million tax benefit (primarily related to the realization of additional tax deductions in respect of Broadcast Communications on various fiscal 2013 tax returns compared with our recorded estimates at the end of fiscal 2013), partially offset by a $1.0 million ($0.7 million after-tax) increase in the loss on sale of Broadcast Communications from miscellaneous adjustments for contingencies related to the disposition. In the third quarter of fiscal 2013, discontinued operations reflected the results of operations for Broadcast Communications and CIS, including a loss of $23.4 million ($23.6 million after-tax) on the sale of Broadcast Communications during the third quarter of fiscal 2013.

In the first three quarters of fiscal 2014, discontinued operations reflected a $4.8 million tax benefit (primarily related to the realization of additional tax deductions in respect of Broadcast Communications on various fiscal 2013 tax returns compared with our recorded estimates at the end of fiscal 2013) and a $3.1 million ($1.9 million after-tax) gain on the sale of the remaining assets of CIS, partially offset by a $7.6 million ($5.3 million after-tax) increase in the loss on sale of Broadcast Communications from miscellaneous adjustments for contingencies related to the disposition. In the first three quarters of fiscal 2013, the results of operations for Broadcast Communications and CIS included non-cash impairment charges of $314.4 million ($297.3 million after-tax) and $6.3 million ($3.9 million after-tax), respectively.

Summarized financial information for our discontinued operations related to CIS and Broadcast Communications is as follows:

	Quarter Ended		Three Quarters Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(In millions)
Revenue from product sales and services	$—	$38.0	$—	$270.9

Loss before income taxes	$—	$(5.0)	$—	$(331.6)
Income taxes	—	(1.7)	—	16.9

Loss from discontinued operations	—	(6.7)	—	(314.7)
Gain (loss) on sale of discontinued operations, net of income tax benefit of $5.1 million and $5.9 million for the quarter and three quarters ended March 28, 2014, respectively	4.1	(23.6)	1.4	(23.6)

Discontinued operations, net of income taxes	$4.1	$(30.3)	$1.4	$(338.3)

	March 28, 2014	June 28, 2013
	(In millions)
Property, plant and equipment	$—	$27.0

Unless otherwise specified, the information set forth in these Notes, other than this Note B — Discontinued Operations, relates solely to our continuing operations.

Note C — Stock Options and Other Share-Based Compensation

During the first three quarters ended March 28, 2014, we had two shareholder-approved employee stock incentive plans (“SIPs”) under which options or other share-based compensation was outstanding, and we had the following types of share-based awards outstanding under our SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income for the quarter and three quarters ended March 28, 2014 was $10.1 million and $28.5 million, respectively. The compensation cost related to our share-based awards that was charged against income for the quarter and three quarters ended March 29, 2013 was $10.6 million and $25.6 million, respectively.

Grants to employees under our SIPs during the quarter ended March 28, 2014 consisted of 1,850 stock options, 400 performance share unit awards and 37,800 restricted stock unit awards. Grants to employees under our SIPs during the three quarters ended March 28, 2014 consisted of 1,398,050 stock options, 310,950 performance share unit awards and 268,150 restricted stock unit awards. The fair value as of the grant date of each option award was determined using the Black-Scholes-Merton option-pricing model which used the following assumptions: expected dividend yield of 2.80 percent; expected volatility of 30.65 percent; risk-free interest rates averaging 1.66 percent; and expected term in years of 5.10. The fair value as of the grant date of each performance share unit award was determined based on a fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in our TSR peer group, less a discount to reflect the delay in payment of cash dividend-equivalents that are made only upon vesting. The fair value as of the grant date of each restricted stock unit award was determined based on our stock price at the close of business on the grant date.

Note D — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss at March 28, 2014 and June 28, 2013 were as follows:

	March 28, 2014 (1)	June 28, 2013
	(In millions)
Foreign currency translation	$(12.4)	$(27.2)
Net unrealized gain on hedging derivatives, net of income taxes	0.3	0.8
Unamortized loss on treasury lock, net of income taxes	(2.0)	(2.4)
Unrecognized post-retirement obligations, net of income taxes of $8.4 million and $15.8 million at March 28, 2014 and June 28, 2013, respectively	(18.0)	(29.8)

	$(32.1)	$(58.6)

(1)	Reclassifications out of accumulated other comprehensive loss to earnings were not material for the three quarters ended March 28, 2014 or for the three quarters ended March 29, 2013.

Note E — Receivables

Receivables are summarized below:

	March 28, 2014	June 28, 2013
	(In millions)
Accounts receivable	$620.0	$569.3
Unbilled costs and accrued earnings on cost-plus contracts	145.1	120.8
Notes receivable due within one year, net	15.1	15.2

	780.2	705.3
Less allowances for collection losses	(7.5)	(8.5)

	$772.7	$696.8

Note F — Inventories

Inventories are summarized below:

	March 28, 2014	June 28, 2013
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$358.3	$386.3
Finished products	122.0	123.9
Work in process	63.4	35.0
Raw materials and supplies	130.3	123.5

	$674.0	$668.7

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $121.9 million at March 28, 2014 and $145.3 million at June 28, 2013.

Note G — Property, Plant and Equipment

Property, plant and equipment are summarized below:

	March 28, 2014	June 28, 2013
	(In millions)
Land	$12.6	$13.0
Software capitalized for internal use	129.4	110.5
Buildings	473.9	420.4
Machinery and equipment	1,063.8	1,022.0

	1,679.7	1,565.9
Less allowances for depreciation and amortization	(994.2)	(912.7)

	$685.5	$653.2

Depreciation and amortization expense related to property, plant and equipment for the quarter and three quarters ended March 28, 2014 was $32.6 million and $102.2 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the quarter and three quarters ended March 29, 2013 was $33.9 million and $103.6 million, respectively.

Note H — Accrued Warranties

Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the three quarters ended March 28, 2014 were as follows:

(In millions)
Balance at June 28, 2013	$39.9
Warranty provision for sales made during the three quarters ended March 28, 2014	10.2
Settlements made during the three quarters ended March 28, 2014	(11.8)
Other adjustments to warranty liability, including those for foreign currency translation, during the three quarters ended March 28, 2014	(3.0)

Balance at March 28, 2014	$35.3

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties at March 28, 2014 and June 28, 2013 was $34.3 million and $34.6 million, respectively, and is included within the “Advance payments and unearned income” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

Note I — Income From Continuing Operations Per Share

The computations of income from continuing operations per share are as follows (in this Note I, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders):

	Quarter Ended		Three Quarters Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(In millions, except per share amounts)
Income from continuing operations	$137.3	$125.1	$402.0	$395.8
Adjustments for participating securities outstanding	(0.9)	(0.9)	(2.9)	(3.1)

Income from continuing operations used in per basic and diluted common share calculations (A)	$136.4	$124.2	$399.1	$392.7

Basic weighted average common shares outstanding (B)	106.2	110.6	106.3	111.5
Impact of dilutive stock options and equity awards	1.2	0.6	1.1	0.6

Diluted weighted average common shares outstanding (C)	107.4	111.2	107.4	112.1

Income from continuing operations per basic common share (A)/(B)	$1.28	$1.12	$3.75	$3.52
Income from continuing operations per diluted common share (A)/(C)	$1.27	$1.12	$3.72	$3.50

Potential dilutive common shares primarily consist of employee stock options and performance share and performance share unit awards. Employee stock options to purchase approximately 868,589 and 3,156,774 shares of our common stock were outstanding at March 28, 2014 and March 29, 2013, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive because the options’ exercise prices exceeded the average market price of our common stock.

Note J — Non-Operating Income (Loss)

The components of non-operating income (loss) were as follows:

	Quarter Ended		Three Quarters Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(In millions)
Gain on sale of securities available-for-sale	$—	$—	$—	$9.0
Impairment of cost-method investment	—	—	—	(5.8)
Impairment of investment in joint venture	—	—	—	(6.4)
Net income (loss) related to intellectual property matters	0.2	(0.5)	4.7	1.5
Other	—	—	—	0.1

	$0.2	$(0.5)	$4.7	$(1.6)

Note K — Income Taxes

Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 31.8 percent in the third quarter of fiscal 2014 compared with 26.9 percent in the third quarter of fiscal 2013. In the third quarter of fiscal 2014, our effective tax rate benefited from additional deductions (primarily related to manufacturing) and additional research credits claimed on our fiscal 2013 tax return compared with our recorded estimates at the end of fiscal 2013. In the third quarter of fiscal 2013, legislation was enacted that restored the U.S. Federal income tax credit for qualifying research and development expenses. This resulted in a benefit of approximately $7 million (approximately 4 percent of income from continuing operations before income taxes) in calculating our effective tax rate in the third quarter of fiscal 2013. Additionally, in the third quarter of fiscal 2013, our effective tax rate benefited from additional deductions (primarily related to manufacturing) claimed on our fiscal 2012 tax return compared with our recorded estimates at the end of fiscal 2012 and favorable tax settlements of approximately $2 million.

Our effective tax rate was 32.2 percent in the first three quarters of fiscal 2014 compared with 29.9 percent in the first three quarters of fiscal 2013. In the first three quarters of fiscal 2014, our effective tax rate benefited from the discrete items noted above regarding the third quarter of fiscal 2014, as well as from the settlement of a state tax audit and a refund resulting from a consolidation of foreign subsidiaries. In the first three quarters of fiscal 2013, our effective tax rate benefited from the discrete items noted above regarding the third quarter of fiscal 2013, as well as from tax elections resulting in the deductibility of certain expenses, a reduction in estimated non-U.S. tax liabilities, a reduction in state taxes due to changes in certain state tax laws and confirmation of the availability of certain acquired tax attributes due to audit resolution.

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

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of March 28, 2014:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Deferred compensation plan investments: (1)
Money market fund	$33.4	$—	$—	$33.4
Stock fund	53.6	—	—	53.6
Equity security	33.3	—	—	33.3
Pension plan investments: (2)
Stock funds	47.1	—	—	47.1
Government securities	39.9	—	—	39.9
Foreign currency forward contracts (3)	—	0.8	—	0.8
Liabilities
Deferred compensation plans (4)	115.5	—	—	115.5
Foreign currency forward contracts (5)	—	0.5	—	0.5

(1)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(2)	Represents investments related to our defined benefit plan in the United Kingdom, which we include in the “Other non-current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.
(4)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.
(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	March 28, 2014		June 28, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,577.2	$1,779.0	$1,590.5	$1,763.1

(1)	The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

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

At March 28, 2014, we had open foreign currency forward contracts with a notional amount of $116.2 million, of which $100.9 million were classified as fair value hedges and $15.3 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with a notional amount of $58.5 million at June 28, 2013, of which $47.7 million were classified as fair value hedges and $10.8 million were classified as cash flow hedges. At March 28, 2014, contract expiration dates ranged from less than 1 month to 4 months with a weighted average contract life of 1 month.

Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of March 28, 2014, we had outstanding foreign currency forward contracts denominated in the British Pound, Norwegian Krone, Singapore Dollar, Mexican Peso, Euro and Australian Dollar to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material for the quarter and three quarters ended March 28, 2014 or for the quarter and three quarters ended March 29, 2013. In addition, no amounts were recognized in earnings in the quarter and three quarters ended March 28, 2014 or in the quarter and three quarters ended March 29, 2013 related to hedged firm commitments that no longer qualify as fair value hedges.

Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are being used to hedge currency exposures from cash flows anticipated in all of our business segments, primarily related to programs in Brazil. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of March 28, 2014, we had outstanding foreign currency forward contracts denominated in the Brazilian Real, British Pound, Australian Dollar, Euro and Canadian Dollar to hedge certain forecasted transactions.

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

The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarter and three quarters ended March 28, 2014 or in the quarter and three quarters ended March 29, 2013. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of March 28, 2014 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

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

See Note L — Fair Value Measurements for the amount of the assets and liabilities related to these foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of March 28, 2014, and see the accompanying Condensed Consolidated Statement of Comprehensive Income (Unaudited) for additional information on changes in accumulated other comprehensive loss for the quarter ended March 28, 2014.

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

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard estimate at completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimates of total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income in the quarter and three quarters ended March 28, 2014 by $18.4 million ($0.12 per diluted share) and $38.9 million ($0.24 per diluted share), respectively. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income in the quarter and three quarters ended March 29, 2013 by $16.2 million ($0.11 per diluted share) and $41.9 million ($0.26 per diluted share), respectively.

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

Total assets by business segment are summarized below:

	March 28, 2014	June 28, 2013
	(In millions)
Total Assets
RF Communications	$1,367.1	$1,337.2
Integrated Network Solutions	1,765.7	1,747.6
Government Communications Systems	1,033.2	991.4
Corporate	792.6	755.2
Discontinued operations	—	27.0

	$4,958.6	$4,858.4

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:

	Quarter Ended		Three Quarters Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(In millions)
Revenue
RF Communications	$457.2	$417.7	$1,334.8	$1,348.4
Integrated Network Solutions	348.0	375.0	1,089.5	1,163.6
Government Communications Systems	476.6	430.6	1,321.2	1,313.3
Corporate eliminations	(14.3)	(19.6)	(62.9)	(73.2)

	$1,267.5	$1,203.7	$3,682.6	$3,752.1

Income From Continuing Operations Before Income Taxes
Segment Operating Income:
RF Communications	$143.7	$116.1	$421.0	$401.2
Integrated Network Solutions	21.4	30.7	83.8	96.7
Government Communications Systems	77.4	66.5	207.9	197.7
Unallocated corporate expense	(17.0)	(14.0)	(47.4)	(48.4)
Corporate eliminations	(2.2)	(1.6)	(9.3)	(6.1)
Non-operating income (loss) (1)	0.2	(0.5)	4.7	(1.6)
Net interest expense	(22.5)	(26.8)	(68.6)	(81.3)

	$201.0	$170.4	$592.1	$558.2

(1)	“Non-operating income (loss)” includes equity method investment income (loss); income (expense) related to intellectual property matters; gains and losses on sales of investments and securities available-for-sale; and impairments of investments and securities available-for-sale. Additional information regarding non-operating income (loss) is set forth in Note J — Non-Operating Income (Loss).

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have reviewed the condensed consolidated balance sheet of Harris Corporation as of March 28, 2014, and the related condensed consolidated statements of income and comprehensive income for the quarter and three quarters ended March 28, 2014 and March 29, 2013, and the condensed consolidated statements of cash flows for the three quarters ended March 28, 2014 and March 29, 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation as of June 28, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein) and we expressed an unqualified audit opinion on those consolidated financial statements in our report dated August 26, 2013. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 28, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Orlando, Florida

April 30, 2014

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

The following is a list of the sections of this MD&A, together with our perspective on their contents, which we hope will assist in reading these pages:

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

RESULTS OF OPERATIONS

Highlights

Operations results for the third quarter of fiscal 2014 include:

•	Revenue increased 5.3 percent to $1,267.5 million in the third quarter of fiscal 2014 from $1,203.7 million in the third quarter of fiscal 2013;

•	Income from continuing operations increased 9.8 percent to $137.3 million in the third quarter of fiscal 2014 compared with $125.1 million in the third quarter of fiscal 2013;

•	Income from continuing operations per diluted share increased 13.4 percent to $1.27 in the third quarter of fiscal 2014 compared with $1.12 in the third quarter of fiscal 2013;

•

Our RF Communications segment revenue increased 9.5 percent to $457.2 million and operating income increased 23.8 percent to $143.7 million in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013;

•

Our Integrated Network Solutions segment revenue decreased 7.2 percent to $348.0 million and operating income decreased 30.3 percent to $21.4 million in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013;

•

Our Government Communications Systems segment revenue increased 10.7 percent to $476.6 million and operating income increased 16.4 percent to $77.4 million in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013; and

•	Net cash provided by operating activities decreased 11.5 percent to $454.0 million in the first three quarters of fiscal 2014 compared with $513.2 million in the first three quarters of fiscal 2013.

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

Consolidated Results of Operations

	Quarter Ended			Three Quarters Ended
	March 28, 2014	March 29, 2013	% Inc/ (Dec)	March 28, 2014	March 29, 2013	% Inc/ (Dec)
	(Dollars in millions, except per share amounts)
Revenue:
RF Communications	$457.2	$417.7	9.5%	$1,334.8	$1,348.4	(1.0)%
Integrated Network Solutions	348.0	375.0	(7.2)%	1,089.5	1,163.6	(6.4)%
Government Communications Systems	476.6	430.6	10.7%	1,321.2	1,313.3	0.6%
Corporate eliminations	(14.3)	(19.6)	(27.0)%	(62.9)	(73.2)	(14.1)%

Total revenue	1,267.5	1,203.7	5.3%	3,682.6	3,752.1	(1.9)%

Cost of product sales and services	(841.0)	(803.5)	4.7%	(2,410.9)	(2,497.2)	(3.5)%

Gross margin	426.5	400.2	6.6%	1,271.7	1,254.9	1.3%
% of total revenue	33.6%	33.2%		34.5%	33.4%

Engineering, selling and administrative expenses	(203.2)	(202.5)	0.3%	(615.7)	(613.8)	0.3%
% of total revenue	16.0%	16.8%		16.7%	16.4%

Non-operating income (loss)	0.2	(0.5)	*	4.7	(1.6)	*
Net interest expense	(22.5)	(26.8)	(16.0)%	(68.6)	(81.3)	(15.6)%

Income from continuing operations before income taxes	201.0	170.4	18.0%	592.1	558.2	6.1%
Income taxes	(63.9)	(45.8)	39.5%	(190.5)	(166.8)	14.2%
Effective tax rate	31.8%	26.9%		32.2%	29.9%

Income from continuing operations	137.1	124.6	10.0%	401.6	391.4	2.6%
Noncontrolling interests, net of income taxes	0.2	0.5	(60.0)%	0.4	4.4	(90.9)%

Income from continuing operations attributable to Harris Corporation common shareholders	137.3	125.1	9.8%	402.0	395.8	1.6%
% of total revenue	10.8%	10.4%		10.9%	10.5%

Discontinued operations, net of income taxes	4.1	(30.3)	*	1.4	(338.3)	*

Net income attributable to Harris Corporation common shareholders	$141.4	$94.8	49.2%	$403.4	$57.5	*

Income from continuing operations per diluted common share attributable to Harris Corporation common shareholders	$1.27	$1.12	13.4%	$3.72	$3.50	6.3%

*	Not meaningful

Revenue

Third Quarter 2014 Compared With Third Quarter 2013: Revenue increases in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 in our RF Communications and Government Communications Systems segments were partially offset by a revenue decrease in our Integrated Network Solutions segment. The $40 million increase in revenue in our RF Communications segment was due to higher international revenue in Tactical Communications, partially offset by lower revenue from U.S. Department of Defense (“DoD”) customers in Tactical Communications and lower Public Safety and Professional Communications revenue. The $46 million increase in revenue in our Government Communications Systems segment was primarily due to higher revenue from the Aireon hosted payload program, the Federal Aviation Administration’s NextGen Data Communications Integrated Services (“DataComm”) program, the U.S. Army Modernization of Enterprise Terminals (“MET”) program and the F-35 program. The $27 million decrease in revenue in our Integrated Network Solutions segment was primarily due to lower revenue from U.S. Government customers across the segment.

First Three Quarters 2014 Compared With First Three Quarters 2013: Revenue decreases in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013 in our Integrated Network Solutions and RF Communications segments were partially offset by a revenue increase in our Government Communications Systems segment. The $74 million decrease in revenue in our Integrated Network Solutions segment was primarily due to the same reason as noted above regarding the third quarters of fiscal 2014 and 2013. The $14 million decrease in revenue in our RF Communications segment was primarily due to lower revenue from

DoD customers in Tactical Communications and lower Public Safety and Professional Communications revenue, mostly offset by higher international revenue in Tactical Communications. The $8 million increase in revenue in our Government Communications Systems segment was primarily due to higher revenue from the Aireon hosted payload program and the DataComm and MET programs, mostly offset by lower revenue from the Geostationary Operational Environmental Satellite — Series R (“GOES-R”) weather program for the National Oceanic and Atmospheric Administration (“NOAA”).

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Gross Margin Percentage

Third Quarter 2014 Compared With Third Quarter 2013: The increase in gross margin as a percentage of revenue (“gross margin percentage”) in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 was primarily due to an increase in gross margin percentage in, and a higher percentage of our overall revenue generated by, our higher-margin RF Communications segment and operational excellence improvements, partially offset by an out-of-period adjustment made to revenue and cost of sales for satellite and terrestrial communications services. We experienced a gross margin percentage point increase of 2.4 in our RF Communications segment, and gross margin percentage point decreases of 1.9 and 0.7 in our Government Communications Systems and Integrated Network Solutions segments, respectively.

First Three Quarters 2014 Compared With First Three Quarters 2013: The increase in gross margin percentage in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013 was primarily due to good program execution and operational excellence improvements, including the benefit of restructuring actions in fiscal 2013, resulting in gross margin percentage point increases of 1.9, 0.5 and 0.4 in our RF Communications, Integrated Network Solutions and Government Communications Systems segments, respectively, as well as a lower percentage of our overall revenue generated by our lower-margin Integrated Network Solutions segment.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

Third Quarter 2014 Compared With Third Quarter 2013: Engineering, selling and administrative (“ESA”) expenses remained essentially unchanged although revenue increased in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013, resulting in slightly lower ESA expenses as a percentage of revenue (“ESA percentage”) in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013. ESA expenses in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 reflected higher research and development expenses, mostly offset by a reduction in general and administrative expenses due to an out-of-period adjustment related to our post-employment benefit plan and due to operational excellence improvements.

First Three Quarters 2014 Compared With First Three Quarters 2013: ESA expenses remained essentially unchanged although revenue decreased in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013, resulting in a slightly higher ESA percentage in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013. ESA expenses in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013 reflected higher research and development expenses and an increase in general and administrative expenses in our RF Communications segment due to accruals in the first quarter of fiscal 2014 for legal matters, mostly offset by a reduction in general and administrative expenses due to the out-of-period adjustment related to our post-employment benefit plan in the third quarter of fiscal 2014 as noted above regarding the third quarters of fiscal 2014 and 2013, and due to operational excellence improvements.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Non-Operating Income (Loss)

First Three Quarters 2014 Compared With First Three Quarters 2013: Non-operating income in the first three quarters of fiscal 2014 was due to net income related to intellectual property matters. The non-operating loss in the first three quarters of fiscal 2013 was primarily due to a $6.4 million impairment of an investment in a joint venture and a $5.8 million impairment of a cost-method investment, mostly offset by a $9.0 million gain on the sale of securities available-for-sale and $1.5 million of net income related to intellectual property matters.

See Note J — Non-Operating Income (Loss) in the Notes for further information.

Net Interest Expense

Third Quarter 2014 Compared With Third Quarter 2013: The decrease in net interest expense in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 was primarily due to lower debt levels as a result of our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015.

First Three Quarters 2014 Compared With First Three Quarters 2013: The decrease in net interest expense in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013 was primarily due to the same reason as noted above regarding the third quarters of fiscal 2014 and 2013.

Income Taxes

Third Quarter 2014 Compared With Third Quarter 2013: In the third quarter of fiscal 2014, our effective tax rate benefited from additional deductions (primarily related to manufacturing) and additional research credits claimed on our fiscal 2013 tax return compared with our recorded estimates at the end of fiscal 2013. In the third quarter of fiscal 2013, legislation was enacted that restored the U.S. Federal income tax credit for qualifying research and development expenses. This resulted in a benefit of approximately $7 million (approximately 4 percent of income from continuing operations before income taxes) in calculating our effective tax rate in the third quarter of fiscal 2013. Additionally, in the third quarter of fiscal 2013, our effective tax rate benefited from additional deductions (primarily related to manufacturing) claimed on our fiscal 2012 tax return compared with our recorded estimates at the end of fiscal 2012 and favorable tax settlements of approximately $2 million.

First Three Quarters 2014 Compared With First Three Quarters 2013: In the first three quarters of fiscal 2014, our effective tax rate benefited from the discrete items noted above regarding the third quarter of fiscal 2014, as well as from the settlement of a state tax audit and a refund resulting from a consolidation of foreign subsidiaries. In the first three quarters of fiscal 2013, our effective tax rate benefited from the discrete items noted above regarding the third quarter of fiscal 2013, as well as from tax elections resulting in the deductibility of certain expenses, a reduction in estimated non-U.S. tax liabilities, a reduction in state taxes due to changes in certain state tax laws and confirmation of the availability of certain acquired tax attributes due to audit resolution.

Discontinued Operations, Net of Income Taxes

Third Quarter 2014 Compared With Third Quarter 2013: In the third quarter of fiscal 2014, discontinued operations reflected a $4.8 million tax benefit (primarily related to the realization of additional tax deductions in respect of Broadcast Communications on various fiscal 2013 tax returns compared with our recorded estimates at the end of fiscal 2013), partially offset by a $1.0 million ($0.7 million after-tax) increase in the loss on sale of Broadcast Communications from miscellaneous adjustments for contingencies related to the disposition. In the third quarter of fiscal 2013, discontinued operations reflected the results of operations for Broadcast Communications and CIS, including a loss of $23.4 million ($23.6 million after-tax) on the sale of Broadcast Communications during the third quarter of fiscal 2013.

First Three Quarters 2014 Compared With First Three Quarters 2013: In the first three quarters of fiscal 2014, discontinued operations reflected a $4.8 million tax benefit (primarily related to the realization of additional tax deductions in respect of Broadcast Communications on various fiscal 2013 tax returns compared with our recorded estimates at the end of fiscal 2013) and a $3.1 million ($1.9 million after-tax) gain on the sale of the remaining assets of CIS, partially offset by a $7.6 million ($5.3 million after-tax) increase in the loss on sale of Broadcast Communications from miscellaneous adjustments for contingencies related to the disposition. In the first three quarters of fiscal 2013, the results of operations for Broadcast Communications and CIS included non-cash impairment charges of $314.4 million ($297.3 million after-tax) and $6.3 million ($3.9 million after-tax), respectively.

See Note B — Discontinued Operations in the Notes for further information.

Income From Continuing Operations Per Diluted Common Share Attributable to Harris Corporation Common Shareholders

Third Quarter 2014 Compared With Third Quarter 2013: The increase in income from continuing operations per diluted common share in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 was primarily due to the same reasons noted above in this MD&A regarding the third quarters of fiscal 2014 and 2013, as well as the reduction in average common shares outstanding as a result of shares repurchased.

First Three Quarters 2014 Compared With First Three Quarters 2013: The increase in income from continuing operations per diluted common share in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013 was primarily due to the same reasons as noted above regarding the third quarters of fiscal 2014 and 2013.

See the “Common Stock Repurchases” discussion below in this MD&A for further information.

Discussion of Business Segment Results of Operations

RF Communications Segment

	Quarter Ended			Three Quarters Ended
	March 28, 2014	March 29, 2013	% Inc/ (Dec)	March 28, 2014	March 29, 2013	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$457.2	$417.7	9.5%	$1,334.8	$1,348.4	(1.0)%
Cost of product sales and services	(218.8)	(209.9)	4.2%	(635.1)	(667.4)	(4.8)%

Gross margin	238.4	207.8	14.7%	699.7	681.0	2.7%
% of revenue	52.1%	49.7%		52.4%	50.5%

ESA expenses	(94.7)	(91.7)	3.3%	(278.7)	(279.8)	(0.4)%
% of revenue	20.7%	22.0%		20.9%	20.8%

Segment operating income	$143.7	$116.1	23.8%	$421.0	$401.2	4.9%

% of revenue	31.4%	27.8%		31.5%	29.8%

Third Quarter 2014 Compared With Third Quarter 2013: Segment revenue in the third quarter of fiscal 2014 included $335 million in Tactical Communications, an increase of 21 percent from $276 million in the third quarter of fiscal 2013; and $122 million in Public Safety and Professional Communications, a decrease of 14 percent from $142 million in the third quarter of fiscal 2013. The increase in Tactical Communications revenue was due to higher revenue in international markets, partially offset by lower revenue from DoD customers. The decrease in Public Safety and Professional Communications revenue was primarily due to continued weakness across system and terminal sales in state and local government markets.

Segment gross margin percentage in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 increased, primarily driven by a higher gross margin percentage in Tactical Communications, reflecting a favorable mix of revenue, operational excellence improvements and the benefit of restructuring actions in fiscal 2013. Segment ESA expenses were higher and segment ESA percentage was lower in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013, primarily reflecting higher general and administrative expenses in Tactical Communications associated with higher revenue in international markets, partially offset by a reduction in segment general and administrative expenses due to an out-of-period adjustment related to our post-employment benefit plan. Segment operating income increased and operating income as a percentage of revenue (“operating margin percentage”) increased in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013, reflecting the items discussed above regarding this segment.

First Three Quarters 2014 Compared With First Three Quarters 2013: Segment revenue in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013 decreased due to a decrease in revenue in Public Safety and Professional Communications, partially offset by an increase in revenue in Tactical Communications. The decrease in revenue in Public Safety and Professional Communications and increase in revenue in Tactical Communications were due to the same reasons as noted above regarding this segment for the third quarters of fiscal 2014 and 2013.

Segment gross margin percentage in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013 increased due to the same reasons as noted above regarding this segment for the third quarters of fiscal 2014 and 2013. Segment ESA expenses and ESA percentage were essentially unchanged in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013, primarily reflecting higher general and administrative expenses in Tactical Communications associated with higher revenue in international markets and the impact of accruals in the first quarter of fiscal 2014 for legal matters related to a Public Safety and Professional Communications program, partially offset by a reduction in segment general and administrative expenses due to the out-of-period adjustment related to our post-employment benefit plan in the third quarter of fiscal 2014, as noted above regarding this segment for the third quarters of fiscal 2014 and 2013. Segment operating income and operating margin percentage both increased in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013, reflecting the items discussed above regarding this segment for the first three quarters of fiscal 2014 and 2013.

Integrated Network Solutions Segment

	Quarter Ended			Three Quarters Ended
	March 28, 2014	March 29, 2013	% Inc/ (Dec)	March 28, 2014	March 29, 2013	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$348.0	$375.0	(7.2)%	$1,089.5	$1,163.6	(6.4)%
Cost of product sales and services	(282.6)	(301.9)	(6.4)%	(871.4)	(936.7)	(7.0)%

Gross margin	65.4	73.1	(10.5)%	218.1	226.9	(3.9)%
% of revenue	18.8%	19.5%		20.0%	19.5%

ESA expenses	(44.0)	(42.4)	3.8%	(134.3)	(130.2)	3.1%
% of revenue	12.6%	11.3%		12.3%	11.2%

Segment operating income	$21.4	$30.7	(30.3)%	$83.8	$96.7	(13.3)%

% of revenue	6.1%	8.2%		7.7%	8.3%

Third Quarter 2014 Compared With Third Quarter 2013: Segment revenue in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 decreased, primarily due to lower revenue from U.S. Government customers across the segment.

Segment gross margin percentage in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 decreased, reflecting an out-of-period adjustment made to revenue and cost of sales for satellite and terrestrial communications services and margin pressure from a competitive market environment, partially offset by increases in gross margin percentage on satellite and terrestrial communications services due to operational excellence improvements. Segment ESA expenses and ESA percentage were higher in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013. These ESA results primarily reflected higher general and administrative expenses for satellite and terrestrial communications services, primarily due to a reduction in general and administrative expenses in the third quarter of fiscal 2013 related to a favorable adjustment of an indemnity claim. These higher ESA expenses were partially offset by a reduction in segment general and administrative expenses due to an out-of-period adjustment related to our post-employment benefit plan, as well as operational excellence improvements and the benefit of restructuring actions in fiscal 2013. Segment operating income and operating margin percentage both decreased in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013, reflecting the items discussed above regarding this segment.

First Three Quarters 2014 Compared With First Three Quarters 2013: Segment revenue in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013 decreased, primarily due to the same reasons as noted above regarding this segment for the third quarters of fiscal 2014 and 2013.

Segment gross margin percentage in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013 increased, primarily due to increases in gross margin percentage on satellite and terrestrial communications services, partially offset by the out-of-period adjustment made to revenue and cost of sales for satellite and terrestrial communications services in the third quarter of fiscal 2014, as noted above regarding this segment for the third quarters of fiscal 2014 and 2013, and margin pressure from a competitive market environment. Segment ESA expenses and ESA percentage were higher in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013. These ESA results primarily reflected higher general and administrative expenses for satellite and terrestrial communications services, primarily due to a reduction in general and administrative expenses in the third quarter of fiscal 2013 related to a favorable adjustment of an indemnity claim and to lower general and administrative expenses in the first quarter of fiscal 2013 due to a decrease in reserves for U.S. telecommunications fees and international business receipts taxes. These higher ESA expenses were partially offset by a reduction in segment general and administrative expenses due to the out-of-period adjustment related to our post-employment benefit plan in the third quarter of fiscal 2014, as noted above regarding this segment for the third quarters of fiscal 2014 and 2013, as well as operational excellence improvements and the benefit of restructuring actions in fiscal 2013. Segment operating income and operating margin percentage both decreased in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013, reflecting the items discussed above regarding this segment for the first three quarters of fiscal 2014 and 2013.

Government Communications Systems Segment

	Quarter Ended			Three Quarters Ended
	March 28, 2014	March 29, 2013	% Inc/ (Dec)	March 28, 2014	March 29, 2013	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$476.6	$430.6	10.7%	$1,321.2	$1,313.3	0.6%
Cost of product sales and services	(353.9)	(311.7)	13.5%	(967.3)	(966.7)	0.1%

Gross margin	122.7	118.9	3.2%	353.9	346.6	2.1%
% of revenue	25.7%	27.6%		26.8%	26.4%

ESA expenses	(45.3)	(52.4)	(13.5)%	(146.0)	(148.9)	(1.9)%
% of revenue	9.5%	12.2%		11.1%	11.3%

Segment operating income	$77.4	$66.5	16.4%	$207.9	$197.7	5.2%

% of revenue	16.2%	15.4%		15.7%	15.1%

Third Quarter 2014 Compared With Third Quarter 2013: Segment revenue in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 increased, primarily due to higher revenue from the Aireon hosted payload program and the DataComm, MET and F-35 programs.

Segment gross margin percentage in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 decreased, primarily due to a less favorable mix of revenue in the third quarter of fiscal 2014. Segment ESA expenses and ESA percentage were lower in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013, primarily reflecting a reduction in segment general and administrative expenses due to an out-of-period adjustment related to our post-employment benefit plan, as well as operational excellence improvements and the benefit of restructuring actions in fiscal 2013, partially offset by higher spending on research and development. Segment operating income and operating margin percentage both increased in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013, reflecting the items discussed above regarding this segment.

First Three Quarters 2014 Compared With First Three Quarters 2013: Segment revenue in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013 increased, primarily due to higher revenue from the Aireon hosted payload program and the DataComm and MET programs, mostly offset by lower revenue from the GOES-R weather program for NOAA.

The increases in segment gross margin and in segment gross margin percentage in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013 were due to continued strong program performance, including the retirement of risk on certain space programs. Segment ESA expenses and ESA percentage were essentially unchanged in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013, primarily due to the same reasons as noted above regarding this segment for the third quarters of fiscal 2014 and 2013. Segment operating income and operating margin percentage both increased in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013, reflecting the items discussed above regarding this segment for the first three quarters of fiscal 2014 and 2013.

Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended			Three Quarters Ended
	March 28, 2014	March 29, 2013	% Inc/ (Dec)	March 28, 2014	March 29, 2013	% Inc/ (Dec)
	(Dollars in millions)
Unallocated corporate expense	$17.0	$14.0	21.4%	$47.4	$48.4	(2.1)%
Corporate eliminations	2.2	1.6	37.5%	9.3	6.1	52.5%

Third Quarter 2014 Compared With Third Quarter 2013: The increase in unallocated corporate expense in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 was primarily due to one-time employment-related costs. The increase in corporate eliminations in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 was primarily due to higher intersegment eliminations for sales of services between our Integrated Network Solutions segment and our Government Communications Systems segment.

First Three Quarters 2014 Compared With First Three Quarters 2013: The increase in corporate eliminations in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013 was due to the same reason noted above regarding the third quarters of fiscal 2014 and 2013.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Quarters Ended
	March 28, 2014	March 29, 2013
	(In millions)
Net cash provided by operating activities	$454.0	$513.2
Net cash provided by (used in) investing activities	(116.0)	27.0
Net cash used in financing activities	(300.5)	(438.3)
Effect of exchange rate changes on cash and cash equivalents	(8.9)	1.1

Net increase in cash and cash equivalents	28.6	103.0
Cash and cash equivalents, beginning of year	321.0	356.0

Cash and cash equivalents, end of quarter	$349.6	$459.0

Cash and cash equivalents: Our Condensed Consolidated Statement of Cash Flows (Unaudited) includes cash flows from Broadcast Communications and CIS. Our Condensed Consolidated Balance Sheet (Unaudited) as of the end of fiscal 2013 reflects CIS as discontinued operations. Our consolidated cash flows in the first three quarters of fiscal 2014 include $27.0 million provided by investing activities from the net proceeds from our sale of the remaining assets of CIS in the first quarter of fiscal 2014. Our consolidated cash flows in the first three quarters of fiscal 2013 include $147.4 million of net proceeds from the sale of Broadcast Communications in the third quarter of fiscal 2013. Other impacts to our consolidated cash flows in the first three quarters of fiscal 2014 and 2013 from Broadcast Communications and CIS were not material.

Our cash and cash equivalents increased $28.6 million to $349.6 million at the end of the third quarter of fiscal 2014 from $321.0 million at the end of fiscal 2013. The increase was primarily due to $454.0 million of net cash provided by operating activities, $133.9 million of proceeds from exercises of employee stock options and $27.0 million of net proceeds from our sale of the remaining assets of CIS, mostly offset by $222.1 million used to repurchase shares of our common stock, $139.7 million used for additions of property, plant and equipment, $135.5 million used to pay cash dividends and $76.8 million used for net repayments of borrowings. Our cash and cash equivalents increased $103.0 million to $459.0 million at the end of the third quarter of fiscal 2013 from $356.0 million at the end of fiscal 2012. The increase was primarily due to $513.2 million of net cash provided by operating activities, $147.4 million of net proceeds from the sale of Broadcast Communications in the third quarter of fiscal 2013 as noted above and $84.7 million of net proceeds from exercises of employee stock options, partially offset by $274.6 million used to repurchase shares of our common stock, $131.5 million used for additions of property, plant, and equipment and capitalized software, $124.6 million used to pay cash dividends and $123.8 million used for net repayments of borrowings.

Our financial position remained strong at March 28, 2014. We ended the third quarter of fiscal 2014 with cash and cash equivalents of $349.6 million; we have no long-term debt maturing until December 1, 2017; we have a senior unsecured $1 billion revolving credit facility that expires in September 2017 (all of which was available to us as of March 28, 2014); and we do not have any material defined benefit pension plan obligations. Our $349.6 million of cash and cash equivalents at March 28, 2014 included $175 million held by our foreign subsidiaries, $127 million of which was available for use in the U.S. without incurring additional U.S. income taxes. We would be required to recognize U.S. income taxes of $13 million on the remaining $48 million if we were to repatriate such funds to the U.S., but we have no current plans to repatriate such funds.

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

We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments and repurchases under our share repurchase program for the next 12 months and for the reasonably foreseeable future thereafter. We anticipate tax payments over the next three years to be approximately equal to our tax expense for the same period. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase program and potential acquisitions, no other significant cash outlays are anticipated during the remainder of fiscal 2014.

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

Net cash provided by operating activities: Our net cash provided by operating activities was $454.0 million in the first three quarters of fiscal 2014, compared with $513.2 million in the first three quarters of fiscal 2013. Cash flow from operations was positive in all of our business segments in the first three quarters of fiscal 2014. The decrease in net cash provided by operating activities in the first three quarters of fiscal 2014 compared with the first three quarters of fiscal 2013 was primarily due to the timing of product shipments and to slower collections.

Net cash provided by (used in) investing activities: Our net cash used in investing activities was $116.0 million in the first three quarters of fiscal 2014 compared with net cash provided by investing activities of $27.0 million in the first three quarters of fiscal 2013. The difference in cash flows from investing activities was primarily attributable to $147.4 million of net proceeds from the sale of Broadcast Communications in the third quarter of fiscal 2013, partially offset by $27.0 million of net proceeds from the sale of the remaining assets of CIS in the first quarter of fiscal 2014. Our total capital expenditures in fiscal 2014 are expected to be approximately $230 million.

Net cash used in financing activities: Our net cash used in financing activities decreased to $300.5 million in the first three quarters of fiscal 2014 from $438.3 million in the first three quarters of fiscal 2013. The decrease was primarily due to $52.5 million less in repurchases of our common stock, $49.2 million more of proceeds from exercises of employee stock options and $47.0 million less in net repayments of borrowings.

Common Stock Repurchases

During the third quarter of fiscal 2014, we used $64.4 million to repurchase 897,199 shares of our common stock under our 2013 Repurchase Program (as defined below) at an average price per share of $71.81, including commissions. During the third quarter of fiscal 2013, we used $160.0 million to repurchase 3,377,202 shares of our common stock under our 2011 Repurchase Program (as defined below) at an average price per share of $47.38, including commissions. During the first three quarters of fiscal 2014, we used $214.4 million to repurchase 3,429,879 shares of our common stock under our 2013 Repurchase Program and 2011 Repurchase Program at an average price per share of $62.52, including commissions. During the first three quarters of fiscal 2013, we used $260.0 million to repurchase 5,477,621 shares of our common stock under our 2011 Repurchase Program at an average price per share of $47.47, including commissions. In the third quarter of fiscal 2014 and third quarter of fiscal 2013, $0.9 million and $0.4 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. In the first three quarters of fiscal 2014 and first three quarters of fiscal 2013, $7.7 million and $14.6 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.

On August 23, 2013, our Board of Directors approved a new $1 billion share repurchase program (our “2013 Repurchase Program”), which was in addition to our prior share repurchase program approved in 2011 (our “2011 Repurchase Program”). Our repurchases during the second quarter of fiscal 2014 used the remaining authorization under our 2011 Repurchase Program. As of March 28, 2014, we had a remaining, unused authorization of approximately $919 million under our 2013 Repurchase Program, which does not have a stated expiration date. Our repurchase programs have resulted, and our 2013 Repurchase Program is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

Additional information regarding share repurchases during the third quarter of fiscal 2014 and our repurchase programs is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

We were in compliance with the covenants in the 2012 Credit Agreement at March 28, 2014, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2012 Credit Agreement, to be greater than 0.60 to 1.00 at any time. At March 28, 2014, we had no borrowings outstanding under the 2012 Credit Agreement, but we had $75.0 million of short-term debt outstanding under our commercial paper program that was supported by the 2012 Credit Facility.

Short-Term Debt: Our short-term debt at March 28, 2014 and June 28, 2013 was $81.3 million and $144.6 million, respectively. Our short-term debt at March 28, 2014 and June 28, 2013 primarily consisted of commercial paper issued to partially fund our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015. Our commercial paper program was supported at March 28, 2014 and June 28, 2013 by the 2012 Credit Facility.

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

Currently we are not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of March 28, 2014, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments and Contractual Obligations

The amounts disclosed in our Fiscal 2013 Form 10-K include our contractual obligations and commercial commitments. During the three quarters ended March 28, 2014, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, standby letters of credit and other arrangements as disclosed in our Fiscal 2013 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. generally accepted accounting principles. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2013 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on contracts and contract estimates (discussed in greater detail in the following paragraphs), (ii) provisions for excess and obsolete inventory losses, (iii) impairment testing of goodwill, and (iv) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2013 Form 10-K.

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

Estimate at completion adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended		Three Quarters Ended
	March 28, 2014	March 29, 2013	March 28, 2014	March 29, 2013
	(In millions)
Favorable adjustments	$28.6	$25.6	$68.1	$74.3
Unfavorable adjustments	(10.2)	(9.4)	(29.2)	(32.4)

Net operating income adjustments	$18.4	$16.2	$38.9	$41.9

There were no individual impacts to operating income due to estimate at completion adjustments in the quarter and three quarters ended March 28, 2014 or in the quarter and three quarters ended March 29, 2013 that were material to our results of operations on a consolidated or segment basis for such periods.

See Note N — Changes in Estimates in the Notes for further information.

Impact of Recently Issued Accounting Standards

Accounting standards issued but not effective for us until after March 28, 2014 are not expected to have a material impact on our financial position, results of operations or cash flows.

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

Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at March 28, 2014 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note M — Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates: As of March 28, 2014, we had long-term debt obligations. The fair value of our long-term debt obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term debt obligations at March 28, 2014 would not have had a material impact on the fair value of such long-term debt obligations. Additionally, there is no interest rate risk associated with our long-term debt obligations on our results of operations and cash flows, because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity).

As of March 28, 2014, we also had short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place, temporarily funding repurchases under our share repurchase programs and temporarily funding redemption of long-term debt. The interest rate risk associated with this short-term debt on our results of operations and cash flows is not material.

We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations or on our results of operations or cash flows over the next twelve months.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the quarter ended March 28, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the quarter ended March 28, 2014 our disclosure controls and procedures were effective.

(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

General. From time to time, as a normal incident of the nature and kind of business in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at March 28, 2014 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the third quarter of fiscal 2014, we repurchased 897,199 shares of our common stock under our 2013 Repurchase Program at an average price per share of $71.79, excluding commissions. During the third quarter of fiscal 2013, we repurchased 3,377,202 shares of our common stock under our 2011 Repurchase Program at an average price per share of $47.36, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended March 28, 2014:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(December 28, 2013-January 24, 2014)
Repurchase Programs (1)	None	n/a	None	$983,461,199
Employee Transactions (2)	None	n/a	n/a	n/a
Month No. 2
(January 25, 2014-February 21, 2014)
Repurchase Programs (1)	454,400	$70.27	454,400	$951,531,640
Employee Transactions (2)	1,553	$69.34	n/a	n/a
Month No. 3
(February 22, 2014-March 28, 2014)
Repurchase Programs (1)	442,799	$73.36	442,799	$919,049,755
Employee Transactions (2)	None	n/a	n/a	n/a

Total	898,752	$71.79	897,199	$919,049,755

*	Periods represent our fiscal months.
(1)	On August 26, 2013, we announced that on August 23, 2013, our Board of Directors approved our 2013 Repurchase Program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our 2013 Repurchase Program was in addition to our 2011 Repurchase Program. Our repurchases during the quarter ended December 27, 2013 used the remaining authorization under our 2011 Repurchase Program. As of March 28, 2014, $919,049,755 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our 2013 Repurchase Program, which does not have a stated expiration date. Our 2013 Repurchase Program has resulted, and is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.
(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares that vested during the quarter, (c) performance shares, performance share units, restricted shares or restricted stock units returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by, or sold to us by, the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Securities

During the third quarter of fiscal 2014, we did not issue or sell any unregistered equity securities.

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

(10)	*(a) Amendment Number Seven to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated December 28, 2013, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2013. (Commission File Number 1-3863)

*(b) Offer Letter Agreement, dated February 4, 2014, between Harris Corporation and Miguel A. Lopez.

*(c) Separation Agreement and Release of All Claims, dated February 12, 2014, between Harris Corporation and Gary L. McArthur.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)

Date: April 30, 2014	By:	/s/ Miguel A. Lopez
Miguel A. Lopez
Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Description

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2012. (Commission File Number 1-3863)

(b) By-Laws of Harris Corporation, as amended and restated effective October 26, 2012, incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2012. (Commission File Number 1-3863)

(10)	*(a) Amendment Number Seven to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated December 28, 2013, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2013. (Commission File Number 1-3863)

*(b) Offer Letter Agreement, dated February 4, 2014, between Harris Corporation and Miguel A. Lopez.

*(c) Separation Agreement and Release of All Claims, dated February 12, 2014, between Harris Corporation and Gary L. McArthur.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.