Form 10-K
period 2014-06-27
HARRIS CORP /DE/
filed 2014-08-25
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 27, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $7,473,837,008 (based upon the quoted closing sale price per share of the stock on the New York Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (December 27, 2013). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of December 27, 2013 are affiliates.

The number of shares outstanding of the registrant’s common stock as of August 22, 2014 was 104,769,240.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders scheduled to be held on October 24, 2014, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 27, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 27, 2014

Exhibits

This Annual Report on Form 10-K contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. Bluetooth® is a registered trademark of Bluetooth SIG, Inc. All other trademarks are the property of their respective owners.

Cautionary Statement Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this “Report”), including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the potential level of share repurchases or dividends; the value of our contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Factors that might cause our results to differ materially from those expressed in or implied by these forward-looking statements, from our current expectations or projections or from our historical results include, but are not limited to, those discussed in “Item 1A. Risk Factors” of this Report. All forward-looking statements are qualified by, and should be read in conjunction with, those risk factors. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements, whether as a result of new information, future events or developments or otherwise, after the date of filing of this Report or, in the case of any document incorporated by reference, the date of that document.

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

Harris Corporation was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890s. Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and our telephone number is (321) 727-9100. Our common stock is listed on the New York Stock Exchange under the symbol “HRS.” On June 27, 2014, we had approximately 14,000 employees. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “Harris” as used in this Report refer to Harris Corporation and its subsidiaries.

General

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our operations in the following three business segments:

•	RF Communications, serving (i) U.S. Department of Defense and International Tactical Communications and (ii) Public Safety and Professional Communications markets;
•	Integrated Network Solutions, serving (i) IT Services, (ii) Managed Satellite and Terrestrial Communications Solutions and (iii) Commercial Healthcare Solutions markets; and
•	Government Communications Systems, serving (i) Civil, (ii) National Intelligence and (iii) Defense markets.

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our cyber integrated solutions operation (“CIS”), which provided remote cloud hosting, and to dispose of the related assets, and we completed the sale of the remaining assets of CIS in the first quarter of fiscal 2014. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest our broadcast communications operation (“Broadcast Communications”), which provided digital media management solutions in support of broadcast customers, and we completed the sale of Broadcast Communications in the third quarter of fiscal 2013. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. For additional information regarding discontinued operations, see Note 3: Discontinued Operations in the Notes to Consolidated Financial Statements in this Report (the “Notes”). Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.

At the beginning of the first quarter of fiscal 2014, to leverage the breadth of our information technology (“IT”) enterprise network and information assurance capabilities for the IT services market, we began managing our cyber security network testing operation as part of our Integrated Network Solutions segment rather than our Government Communications Systems segment. As a result, we reassigned $2.4 million of goodwill (determined on a relative fair value basis) to our Integrated Network Solutions segment from our Government Communications Systems segment. The historical results, discussion and presentation of our business segments as set forth in this Report have been adjusted to reflect the impact of this change to our business segment reporting structure for all periods presented in this Report.

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

Description of Business by Segment

RF Communications

RF Communications is a global supplier of secure tactical radio communications and high-grade encryption solutions for military, government and commercial customers and also of secure communications systems and equipment for public safety, utility and transportation customers. RF Communications serves (i) U.S. Department of Defense and International Tactical Communications and (ii) Public Safety and Professional Communications markets.

U.S. Department of Defense and International Tactical Communications Market:    We design, develop and manufacture a comprehensive line of secure radio communications products and systems for manpack, handheld, vehicular, airborne, strategic fixed-site and shipboard installations that span the communications architecture from High Capacity Line of Site, backbone radios to small soldier personal radios and tablet computers. The radios operate in various radio frequency bands, including high-frequency (“HF”), very high-frequency (“VHF”), ultra high-frequency (“UHF”) and L-band, with higher frequencies supported for some of our network backbone products. Our radio systems are highly flexible, interoperable and capable of supporting diverse mission requirements. Our Falcon® families of tactical radios are built on software-defined radio platforms that are reprogrammable to add features or software upgrades. Our Falcon radios also have the highest grade embedded encryption and provide highly mobile, secure and reliable network communications capability without relying on a fixed infrastructure. This capability allows warfighters, for example, to remain connected with each other and their command structures and support organizations. It also provides them the ability to communicate information and maintain situational awareness of both friendly and opposing forces, which are critical to both the safety and success of their missions. Our radio systems have been widely deployed throughout all branches of the U.S. Department of Defense (“DoD”) and, in the international market, have been sold to more than 100 countries through our international distribution channels consisting of regional sales offices and a broad dealer network and have become the standard in many of those countries.

Unlike many of our competitors operating on a government-funded programs-driven business model, we operate in this market on a “commercial” customer-driven business model. This means that we anticipate market needs, invest our internal research and development resources, build to our internal forecast and provide ready-to-ship, commercial off-the-shelf (“COTS”) products to customers, enabling us to bring products to market faster and adapt to changing customer requirements. We believe the U.S. market is transitioning from operational tempo to a modernization cycle driven by wideband technology and that demand in the international market is being driven not only by the transition to wideband capability, but also by the need for network system solutions. Our extensive line of radios is designed to operate and interface well together and support a variety of tactical requirements, which we believe gives us a competitive advantage in the international market, where fully integrated solutions for command, control and communications are often required. We believe our unique commercial business model that drives speed and innovation, coupled with the scale provided by our extensive international presence, will continue to make us competitive in the global market.

Our Falcon III® family of radios is the next generation of multiband, multi-mission tactical radios supporting U.S. and international network-centric operations worldwide. Our Falcon III radios address the full range of current mission and interoperability requirements and are fully upgradeable to address changing technical standards and mission requirements of the future. Advances in our Falcon III radios include the support of wideband networking waveforms, extended frequency range and significant reductions in weight and size compared with previous generations. Our Falcon III radios are used in a wide variety of ground, vehicular and airborne applications and include the following:

•

Our multiband manpack radio, the AN/PRC-117G (“117G”), which provides wideband networking capability, enabling enhanced situational awareness through high-bandwidth applications such as streaming video, simultaneous voice and data feeds, collaborative chat and connectivity to secure networks, and which is National Security Agency (“NSA”) Type-1-certified for narrowband communications, as well as for wideband communications using our Harris-developed Adaptive Networking Wideband Waveform (“ANW2”) for high bandwidth data operation and the U.S. military Joint Tactical Radio System (“JTRS”) Soldier Radio Waveform (“SRW”);

•

Our 2-channel vehicular radio system, the AN/VRC-118 (“118”), which uses the DoD-developed Wideband Networking Waveform (“WNW”) over L-band, and which we began shipping in fiscal 2014 under the U.S. Army JTRS Mid-Tier Networking Vehicular Radio (“MNVR”) program;

•

Our multiband handheld radios, the AN/PRC-152 (“152”), which is the world’s most widely fielded JTRS-approved software-defined handheld radio and offers a wide range of capabilities, and the AN/PRC-152A (“152A”), which builds on our 152 by adding wideband, networked communications capability and is the first radio of its kind to support both a full range of narrowband legacy waveforms and wideband networking waveforms in a handheld platform; and

•

Our multi-channel manpack radio, the RF-340M (“340M”), which is the first and only commercially developed, NSA Type-1-certified radio offering two channels integrated into the same chassis, and our wideband rifleman team radio, the RF-330E (“330E”), which is the commercially developed U.S. variant of our widely fielded international soldier personal radio.

In fiscal 2014, we continued to invest to position ourselves for tactical radio modernization opportunities, for example, in developing our 340M and 330E and in incorporating the powerful Mobile User Objective System (“MUOS”) waveform into our products. Our 340M and 330E are our next-generation solutions for the U.S. Army JTRS Handheld, Manpack and Small Form Factor tactical radio (“HMS”) program, for which the U.S. Army has officially changed its procurement strategy to full and open competition and a multi-vendor award, allowing us an opportunity to compete. We received the first order for our 340M from a DoD customer in fiscal 2014, and our receipt of NSA certification was a significant milestone needed for deliveries to begin. MUOS is the DoD’s next-generation military satellite communications (“SATCOM”) system that will deliver cellular-based service through tactical radios. We are embedding MUOS capability in our 340M, as well as offering it as a separate simple and fast software upgrade for widely fielded 117Gs, creating an opportunity for the DoD to transition its 117G inventory to MUOS-capable radios and quickly maximize the use of the satellite infrastructure.

Examples of significant awards for us in fiscal 2014 included the following:

•	5-year multi-vendor, Indefinite Delivery Indefinite Quantity (“IDIQ”) contracts from the U.S. Army for SRW vehicular appliqué systems, with a potential total value of $988 million;
•	A 2-year, $141 million sole-source, IDIQ contract from the U.S. Army for the MNVR program, with an initial order of $8 million for up to 232 radio systems;
•

An $847 million increase in the ceiling value of our sole-source, IDIQ contract with the U.S. Army Communications-Electronics Command (“CECOM”), which supports international sales of tactical radio systems under the U.S. Government’s Foreign Military Sales program; and

•

A number of significant international orders, many of which are a part of multi-year programs or larger opportunities, across a broad customer base, including a $100 million follow-on order from Australia; orders of $82 million and $49 million from two countries in Asia, $78 million from a country in Central Asia and $14 million from the Philippines; orders of $49 million and $15 million from two countries in the Middle East; orders of $36 million and $21 million from two NATO countries; and a $28 million order from a country in Latin America.

Public Safety and Professional Communications Market:    We supply assured communications® systems and equipment for public safety, Federal, utility, commercial and transportation organizations.

We design, build, distribute, maintain and supply wireless communications systems. Our Voice, Interoperability, Data and Access (“VIDA”) network platform is a unified Internet Protocol (“IP’) based voice and data communications system that provides network-level interoperable communications among public safety agencies by supporting a full line of communications systems, including OpenSky®, NetworkFirst, P25IP and Enhanced Digital Access Communication System (“EDACS”). Our VIDA® network solutions currently serve as the backbone in some of the largest and most advanced statewide and regional communications networks in North America. We also are investing in next-generation, secure public safety-grade Long Term Evolution (“LTE”) solutions for voice, video and data applications.

We also offer a full range of single-band land mobile radio terminals, as well as our UnityTM family of multiband radios, including a handheld radio and a full-spectrum mobile radio for vehicles. Our Unity multiband radios cover all public safety frequency bands in a single radio; operate on Association of Public Safety Communications Officials — International (“APCO”) P25 conventional and trunked systems; are backwards compatible with analog FM systems; and include advanced capabilities, such as an internal Global Positioning System (“GPS”) receiver for situational awareness, internal secure Bluetooth® wireless technology and background noise suppression features. They also include true software-defined radio architecture that allows flexibility for future growth, including a software-only upgrade to APCO P25 Phase 2, the next-generation standard for mission-critical communications. Our Unity radios’ multiband, multi-mode capabilities enable a single radio to communicate with multiple organizations, jurisdictions and agencies operating on different frequencies and systems, providing a significant improvement over many current radio systems for U.S. public safety, which are not interoperable and thus require users to carry multiple radios or route transmissions through ad-hoc network bridges, often configured at the time of an emergency, and resulting in instances where agencies responding to a common incident cannot talk to each other.

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

•	We are deploying an APCO P25 system for the U.S. Marine Corps Installations East region that also will provide interoperability with civilian agencies; and
•

We are designing and deploying a VIDA network system for the Trinidad and Tobago Ministry of National Security that will improve voice and data communication and provide interoperability among first responders and the Ministry’s agencies.

Revenue, Operating Income and Backlog:    Revenue for our RF Communications segment decreased 1.1 percent to $1,828 million in fiscal 2014 compared with $1,849 million in fiscal 2013, and was $2,144 million in fiscal 2012. Segment operating income decreased 2.7 percent to $561.5 million in fiscal 2014 compared with $576.9 million in fiscal 2013, and was $703.7 million in fiscal 2012. The percentage of our revenue contributed by this segment was 36 percent in fiscal 2014 compared with 36 percent in fiscal 2013 and 39 percent in fiscal 2012. The percentage of this segment’s revenue that was derived outside of the U.S. was approximately 54 percent in fiscal 2014 compared with approximately 44 percent in fiscal 2013 and 40 percent in fiscal 2012. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors was approximately 46 percent in fiscal 2014 compared with approximately 43 percent in fiscal 2013 and 46 percent in fiscal 2012. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

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

The funded backlog for this segment was $1,134 million at the end of fiscal 2014 compared with $1,341 million at the end of fiscal 2013 and $1,300 million at the end of fiscal 2012. Additional information regarding funded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Integrated Network Solutions

Integrated Network Solutions provides integrated communications and information technology (“IT”) and services, including a variety of trusted networking capabilities, to support government, energy, maritime and healthcare customers. Integrated Network Solutions serves (i) IT Services, (ii) Managed Satellite and Terrestrial Communications Solutions and (iii) Commercial Healthcare Solutions markets.

IT Services Market:    We are a leading systems and network integrator and prime contractor providing mission-critical end-to-end IT services for defense, intelligence, homeland security and civilian government customers. We have positions as a prime contractor on many key U.S. Government IDIQ contract vehicles related to IT services.

Examples of our work in designing, integrating, deploying, operating and supporting secure communications systems and information networks for complex, mission-critical applications include the following:

•

We are providing operations and maintenance support at locations around the world for the communications functions for the U.S. Air Force 50th Space Wing’s Satellite Control Network, a global, continuously operational network of ground stations, operational control nodes and communications links that support launch and command and control (“C2”) of various space programs managed by the DoD and other national security space organizations, under the Network and Space Operations and Maintenance (“NSOM”) program, and we are a leader in satellite mission C2 systems, which feature COTS design and high levels of flexibility, are designed for government and commercial applications, and support single-satellite missions as well as some of the largest and most complex satellite fleets deployed;

•

We are providing the Government of Canada with engineering and logistics services to support the avionics systems on the CF-18 Hornet fighter aircraft under the CF-18 Avionics Optimized Weapon System Support program;

•

We are providing IT integration of installation, training, help desk, passport and configuration management services for the U.S. Department of State under the Consular Affairs Support Services Contract in support of more than 240 U.S. embassies and consulates around the world;

•	We are providing comprehensive operational and system maintenance support and engineering and technology enhancements for the Defense Information Systems Agency Crisis Management System;
•	We are providing enterprise IT support services to the North American Air Defense Command and the U.S. Northern Command; and
•

We are (i) providing electronic health record interoperability to enhance continuity of care between the DoD and the Department of Veterans Affairs (“VA”), (ii) designing and installing a wireless network for VA medical centers and (iii) improving electronic data interoperability for claims processing, as one of eight companies in the large business category awarded the 5-year Transformation Twenty-One Total Technology (“T4”) IDIQ contract vehicle from the VA designed to upgrade the VA’s IT system and covering services to streamline and modernize VA operations, including patient care delivery at more than 150 VA hospitals.

Managed Satellite and Terrestrial Communications Solutions Market:    Harris CapRock Communications is a global provider of end-to-end fully-managed hybrid communications network solutions to critical operations in remote and harsh locations for energy, maritime and government customers. We own and operate a robust global infrastructure that includes teleports on six continents; network operations centers running 24 hours per day, seven days per week; local presence in 23 countries; and over 275 global field service personnel supporting customer locations in more than 80 countries across North America, Central and South America, Europe, Africa and Asia-Pacific. Our customers include major land-based and offshore energy, mining and engineering and construction companies; leading transocean shipping and cruise line companies; and government and military customers with defense and intelligence missions. We combine satellite, terrestrial and wireless technologies to provide comprehensive communications solutions that connect customers’ remote sites with each other and with distant headquarters. Our solutions focus on voice, data and networking solutions for remote sites and are supported by a global managed satellite network.

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

•

We are providing dual-band satellite voice, data and internet services for a major cruise line across its fleet of 103 ships and providing global communications services onboard 34 cruise ships for another major cruise line to improve overall communications performance and enhance guest and crew experiences; and

•

We are providing managed service networks leveraging 2 GHz of C-, Ku-, UHF- and X-band commercial space segment capacity for monitoring and control, teleport services, terrestrial communications, operations and maintenance to DoD agency customers operating around the world and to classified customers, supporting a range of missions, including airborne intelligence, surveillance and reconnaissance (“ISR”), tactical field-deployed communications and continuity of operations.

Commercial Healthcare Solutions Market:    We offer commercial and international healthcare providers a full range of interoperability and business intelligence solutions. Our interoperability solutions include FusionFX®, our new vendor-neutral integrated suite of software tools that advances our previous interoperability platform by incorporating a new service-oriented architecture foundation and that integrates with leading electronic health record and other legacy systems to securely bring together patient information from across the continuum of care and makes it available to clinical teams for value-based, accountable and coordinated care. We released FusionFX in fiscal 2014 and have been increasing the numbers of live hospital deployments and system users.

Revenue, Operating Income and Backlog:    Revenue for our Integrated Network Solutions segment decreased 7.2 percent to $1,463 million in fiscal 2014 compared with $1,576 million in fiscal 2013, and was $1,610 million in fiscal 2012. Segment operating income increased 45.9 percent to $116.4 million in fiscal 2014 compared with $79.8 million in fiscal 2013, and was $72.4 million in fiscal 2012. The percentage of our revenue contributed by this segment was 29 percent in fiscal 2014 compared with 31 percent in fiscal 2013 and 30 percent in fiscal 2012. The percentages of this segment’s revenue under contracts directly with end customers and under contracts with prime contractors were approximately 77 percent and 23 percent, respectively, in fiscal 2014 compared with approximately 78 percent and 22 percent, respectively, in fiscal 2013 and 80 percent and 20 percent, respectively, in fiscal 2012. The percentage of this segment’s revenue that was derived outside of the U.S. was approximately 33 percent in fiscal 2014 compared with approximately 30 percent in fiscal 2013 and 27 percent in fiscal 2012. The percentages of this segment’s revenue in a particular fiscal year represented by this segment’s largest U.S. Government program by revenue in such fiscal year and five largest U.S. Government programs by revenue in such fiscal year were approximately 9 percent and 28 percent, respectively, in fiscal 2014 compared with approximately 9 percent and 29 percent, respectively, in fiscal 2013 and 9 percent and 30 percent, respectively, in fiscal 2012. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 60 percent in fiscal 2014 compared with approximately 62 percent in fiscal 2013 and 66 percent in fiscal 2012. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

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

The funded backlog for this segment was $973 million at the end of fiscal 2014 compared with $934 million at the end of fiscal 2013 and $964 million at the end of fiscal 2012. Unfunded backlog for this segment was $921 million at the end of fiscal 2014 compared with $1,118 million at the end of fiscal 2013 and $1,242 million at the end of fiscal 2012. Additional information regarding funded and unfunded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

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

Civil Market:    We provide highly reliable, mission-critical communications and information processing systems that meet the most demanding needs of civilian U.S. Government agencies, including the Federal Aviation Administration (“FAA”) and the National Oceanic and Atmospheric Administration (“NOAA”). We use our ability to implement and manage large, complex programs that integrate secure, advanced communications and information processing technologies in order to improve productivity and to achieve cost savings for our customers. Our networks and information systems for large-scale, geographically dispersed enterprises offer advanced capabilities for collecting, processing, analyzing, interpreting, displaying, distributing, storing and retrieving data. We are a leader in satellite ground data processing, in which our systems consisting of complex suites of hardware and software receive sensor data from satellites and turn it into useable information.

As an example of our capabilities, we are the prime contractor and system architect under a 20-year contract awarded in July 2002, with a potential value of $5 billion, for the FAA Telecommunications Infrastructure (“FTI”)

program to integrate, modernize, operate and maintain the communications infrastructure for the U.S. air traffic control system. We designed and deployed, and are currently operating and maintaining, the FTI network, which is a fully operational, modern, secure and efficient network providing voice, data and video communications deployed at more than 4,500 FAA sites across the U.S.

We recently have been awarded multiple contracts for essential elements of the FAA’s multi-billion dollar Next Generation Air Transportation System (“NextGen”) initiative to transform the U.S. air traffic control system to meet future requirements, including:

•

7-year contracts, with an aggregate contract value of $481 million, for the Data Communications Integrated Services (“Datacomm”) program (including the Data Communications Network Service component) to transform voice-based air traffic control to automated air traffic management;

•

A 15-year, $291 million NextGen National Airspace System (“NAS”) Voice System (“NVS”) contract to create a modern Voice Over Internet Protocol (“VoIP”) network for communications among air traffic controllers, pilots and ground personnel; and

•

A 5-year, $63 million NAS Enterprise Messaging Service (“NEMS”) IDIQ contract that provides the Systems Wide Information Management (“SWIM”) program with enterprise-wide data sharing for a variety of critical information such as flight planning, traffic flow, surface radar and weather.

We also have developed a number of other solutions under FAA programs, including a voice switching and control system providing the critical air-to-ground communications links between en-route aircraft and air traffic controllers throughout the continental U.S.; an integrated weather briefing and flight planning system for Alaska’s general aviation community; a meteorological data processing system that generates radar mosaic data for air traffic controller displays and delivers weather data to critical subsystems within the NAS; and a satellite-based Alaskan NAS interfacility communications system linking the Alaskan Air Route Traffic Control Center in Anchorage with FAA facilities throughout the region.

Another example of our capabilities relates to the NOAA Geostationary Operational Environmental Satellite — Series R (“GOES-R”) Ground and Antenna Segment weather programs. Under two 10-year contracts, with an aggregate potential value of approximately $1 billion (including change orders), we are providing a complete, end-to-end solution to design, develop, deploy and operate the ground segment system that will receive and process satellite data and generate and distribute weather data to more than 10,000 direct users, as well as providing the command and control of operational satellites. We also are supplying antennas and control systems that will provide communications links for command, telemetry and sensor data, as well as the communications link to direct data users. The new antennas will operate with next-generation GOES-R satellites and will be compatible with existing GOES-N through GOES-P satellites. In fiscal 2013, the GOES-R weather program transitioned from the design and development phase to the integration, test and deployment phase.

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

In fiscal 2014, we were awarded a number of new contracts and follow-on contracts under classified programs. In addition, we were awarded two 5-year, single-award IDIQ contracts, with an aggregate contract value of $773 million, by the NGA for the Foundation GEOINT Content Management (“FGCM”) program to provide imagery products for two of three regions - $365 million for Region A for the U.S. Pacific Command and U.S. Northern Command and $408 million for Region C for the U.S. Africa Command and U.S. Southern Command (the Region C award, however, is currently under protest).

We also are leveraging our core capabilities to address adjacencies and create new opportunities. For example, we are supplying Aireon, LLC with 81 automatic dependent surveillance-broadcast (“ADS-B”) receiver payloads that will be part of a satellite-based aircraft tracking system to enhance global air traffic control. The payloads will be hosted on the Iridium NEXT satellite constellation but provide a capability separate from the main mission of the constellation, and we are adding other customers and increasing the number of payloads. In fiscal 2014, we received a $63 million order for a new payload program on the Iridium NEXT satellite constellation, and in the first quarter of fiscal 2015, we were awarded a $495 million multi-vendor IDIQ contract from the U.S. Air Force for the Hosted Payload Solutions (“HoPS”) program for commercial hosting capabilities for U.S. Government payloads, which provides us a contract vehicle to pursue additional opportunities.

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

Examples of ongoing programs for us in this market include the following:

•

The U.S. Army Modernization of Enterprise Terminals (“MET”) program, for which we are developing, under a ten-year contract awarded in fiscal 2009 with a potential value of $600 million, next-generation large satellite earth stations to provide the worldwide backbone for high-priority military communications and missile defense systems and to support IP and Dedicated Circuit Connectivity within the Global Information Grid, providing critical reach-back capability for the warfighter (and which has started full-rate production); and

•

The F-35 Joint Strike Fighter (“F-35”) and F/A-18E/F Super Hornet (“F/A-18E/F”) aircraft platform programs, for which we provide high-performance, advanced avionics such as high-speed fiber optic networking and switching, intra-flight data links, image processing, digital map software and other electronic components, including Multifunction Advanced Data Link communications subsystems primarily intended for stealth platform air-to-air communications and which allow F-35s to communicate in a stealth fashion with other network nodes without revealing their positions.

In fiscal 2014, we were awarded an 8-year, single-award IDIQ follow-on contract for $133 million for the U.S. Navy’s Commercial Broadband Satellite program, bringing total potential program value to more than $250 million; and a 5-year multi-vendor Communication Transmission Systems IDIQ contract from the U.S. Army to provide upgrades and maintenance of its terrestrial communications networks worldwide.

Revenue, Operating Income and Backlog:    Revenue for our Government Communications Systems segment increased 1.0 percent to $1,801 million in fiscal 2014 compared with $1,784 million in fiscal 2013, and was $1,786 million in fiscal 2012. Segment operating income increased 9.9 percent to $276.9 million in fiscal 2014 compared with $252.0 million in fiscal 2013, and was $253.3 million in fiscal 2012. The percentage of our revenue contributed by this segment was 36 percent in fiscal 2014 compared with 35 percent in fiscal 2013 and 33 percent in fiscal 2012. The percentages of this segment’s revenue under contracts directly with end customers and under contracts with prime contractors were approximately 74 percent and 26 percent, respectively, in fiscal 2014 compared with approximately 73 percent and 27 percent, respectively, in fiscal 2013 and 69 percent and 31 percent, respectively, in fiscal 2012. In fiscal 2014, this segment had a diverse portfolio of over 200 programs. Some of this segment’s more significant programs in fiscal 2014 included FTI, GOES-R, F-35, MET, wireless products, SGSS, Datacomm, hosted payloads and various classified programs. The percentages of this segment’s revenue in a particular fiscal year represented by this segment’s largest program by revenue in such fiscal year and ten largest programs by revenue in such fiscal year were approximately 14 percent and 53 percent, respectively, in fiscal 2014 compared with approximately 13 percent and 49 percent, respectively, in fiscal 2013 and 13 percent and 48 percent, respectively, in fiscal 2012. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 93 percent in fiscal 2014 compared with approximately 93 percent in fiscal 2013 and 97 percent in fiscal 2012. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

The funded backlog for this segment was $918 million at the end of fiscal 2014 compared with $948 million at the end of fiscal 2013 and $842 million at the end of fiscal 2012. Unfunded backlog for this segment was $3,263 million at the end of fiscal 2014 compared with $2,492 million at the end of fiscal 2013 and $2,695 million at the end of fiscal 2012. Additional information regarding funded and unfunded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

International Business

Revenue from products and services exported from the U.S. (including foreign military sales) or manufactured or rendered abroad was $1,482 million (30 percent of our revenue) in fiscal 2014 compared with $1,313 million (26 percent of our revenue) in fiscal 2013 and $1,330 million (24 percent of our revenue) in fiscal 2012. Essentially all of our international sales are derived from our RF Communications and Integrated Network Solutions segments. Direct export sales are primarily denominated in U.S. Dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Financial information regarding our domestic and international operations is contained in Note 23: Business Segments in the Notes and is incorporated herein by reference.

The majority of our international marketing activities are conducted through subsidiaries which operate in Canada, Europe, the Middle East, Central and South America, Africa and Asia. We have also established international marketing organizations and several regional sales offices. For further information regarding our international subsidiaries, see Exhibit 21 of this Report.

We utilize indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or governmental customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. Our dealers and distributors generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer. The percentages of our total revenue and of our international revenue represented by revenue from indirect sales channels were approximately 13 percent and 40 percent, respectively, in fiscal 2014 compared with approximately 10 percent and 33 percent, respectively, in fiscal 2013 and 12 percent and 48 percent, respectively, in fiscal 2012.

Fiscal 2014 international revenue came from a large number of countries, and no such single country accounted for more than 3 percent of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to stay competitive in international markets, we also sometimes enter into offset agreements or recourse or vendor financing arrangements to facilitate sales to certain customers.

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

Competition

We operate in highly competitive markets that are sensitive to technological advances. Many of our competitors in each of our markets are larger than we are and can maintain higher levels of expenditures for research and development. In each of our markets, we concentrate on the opportunities that our management believes are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these markets are product quality and reliability; technological capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; the effectiveness of third-party sales channels in international markets; and cost-effectiveness.

In the RF Communications segment, principal competitors include Airbus DS Communications (formerly Cassidian Communications, an Airbus Group company), Aselsan A.S., Bharat Electronics Limited, Elbit Systems Ltd., Exelis Inc., General Dynamics Corporation, JVC Kenwood Corporation, Motorola Solutions, Inc., Rockwell Collins, Inc., the Rohde & Schwarz Group, Selex ES (a Finmeccanica Group company), Tait Ltd. and Thales Group.

In the Integrated Network Solutions segment, principal competitors include Astrium Services Government, Inc. (an Airbus Group company), Computer Sciences Corporation, Engility Holdings, Inc., Exelis Inc., General Dynamics Corporation, Leidos Holdings, Inc., Lockheed Martin Corporation, MTN, Northrop Grumman Corporation, Raytheon Company and RigNet, Inc.

In the Government Communications Systems segment, principal competitors include BAE Systems plc, The Boeing Company, Exelis Inc., General Dynamics Corporation, L-3 Communications Holdings, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company, and Rockwell Collins, Inc. We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs.

Principal Customers; Government Contracts

The percentage of our revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 67 percent in fiscal 2014 compared with approximately 67 percent in fiscal 2013 and 70 percent in fiscal 2012. No other customer accounted for more than 4 percent of our revenue in fiscal 2014. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report. Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Most of the sales in our Government Communications Systems segment and with respect to U.S. Government programs in our Integrated Network Solutions segment are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default based on performance.

Our U.S. Government contracts and subcontracts include both cost-reimbursable and fixed-price contracts. Government-wide Acquisition Contracts (“GWACs”) and multi-vendor IDIQ contracts, which can include task orders for each contract type, require us to compete both for the initial contract and then for individual task or delivery orders under such contracts.

Our U.S. Government cost-reimbursable contracts provide for the reimbursement of allowable costs plus payment of a fee and fall into three basic types: (i) cost-plus fixed-fee contracts, which provide for payment of a fixed fee irrespective of the final cost of performance; (ii) cost-plus incentive-fee contracts, which provide for payment of a fee that may increase or decrease, within specified limits, based on actual results compared with contractual targets relating to factors such as cost, performance and delivery schedule; and (iii) cost-plus award-fee contracts, which provide for payment of an award fee determined at the customer’s discretion based on our performance against pre-established performance criteria. Under our U.S. Government cost-reimbursable contracts, we are reimbursed periodically for allowable costs and are paid a portion of the fee based on contract progress. Some overhead costs have been made partially or wholly unallowable for reimbursement by statute or regulation. Examples are certain merger and acquisition costs, lobbying costs, charitable contributions and certain litigation defense costs.

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

As stated above, U.S. Government contracts are terminable for the convenience of the U.S. Government, as well as for default based on performance. Companies supplying goods and services to the U.S. Government are dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies resulting from various military, political, economic and international developments. Long-term U.S. Government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods become unavailable. Under contracts terminable for the convenience of the U.S. Government, a contractor is entitled to receive payments for its allowable costs and, in general, the proportionate share of fees or earnings for the work done. Contracts that are terminable for default generally provide that the U.S. Government pays only for the work it has accepted and may require the contractor to pay for the incremental cost of re-procurement and may hold the contractor liable for damages. In many cases, there is also uncertainty relating to the complexity of designs, necessity for design improvements and difficulty in forecasting costs and schedules when bidding on developmental and highly sophisticated technical work. Under many U.S. Government contracts, we are required to maintain facility and personnel security clearances complying with DoD and other Federal agency requirements. For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Funded and Unfunded Backlog

Our total Company-wide funded and unfunded backlog was approximately $7,202 million at the end of fiscal 2014 compared with approximately $6,789 million at the end of fiscal 2013 and $6,993 million at the end of fiscal 2012. The funded portion of this backlog was approximately $3,018 million at the end of fiscal 2014 compared with approximately $3,179 million at the end of fiscal 2013 and $3,056 million at the end of fiscal 2012. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and development and production contracts of a cost-reimbursable or incentive nature.

We define funded backlog as unfilled firm orders for products and services for which funding has been authorized and, in the case of U.S. Government agencies, appropriated. We define unfunded backlog as primarily unfilled firm contract value for which funding has not yet been authorized or, in the case of U.S. Government agencies, appropriated, including the value of contract options in cases of material contracts that have options we believe are probable of being exercised, as well as the most probable value of material sole-source IDIQ contracts awarded for a specific limited purpose. In fiscal 2015, we expect to fill approximately 59 percent of our total funded backlog as of June 27, 2014. However, we can give no assurance of such fulfillment or that our funded backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control. Additional information with regard to the backlog of each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report.

Research and Development

Research and development expenditures totaled approximately $865 million in fiscal 2014, $900 million in fiscal 2013 and $838 million in fiscal 2012. Company-sponsored research and development costs, which included research and development for commercial products and services and independent research and development related to government products and services, as well as concept formulation studies and technology development that occurs on bid and proposal efforts, were approximately $264 million in fiscal 2014, $254 million in fiscal 2013 (including an approximately $18 million write-off of capitalized software in our Integrated Network Solutions segment) and $219 million in fiscal 2012. A portion of our independent research and development costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored research and development costs not otherwise allocable are charged to expense when incurred. The portion of total research and development expenditures that was not Company-sponsored — principally funded by the U.S. Government and included in our revenue and cost of product sales and services — was $601 million in fiscal 2014, $646 million in fiscal 2013 and $619 million in fiscal 2012. Company-sponsored research is directed to the development of new products and services and to building technological capability in selected communications and electronic systems markets. U.S. Government-funded research helps strengthen and broaden our technical capabilities. As of June 27, 2014, we employed approximately 6,000 engineers and scientists and are continuing efforts to make the technologies developed in any of our business segments available for all other business segments.

Patents and Other Intellectual Property

We consider our patents and other intellectual property, in the aggregate, to constitute an important asset. We own a large and valuable portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property, and we routinely apply for new patents, trademarks and copyrights. We also license intellectual property to and from third parties. As of June 27, 2014, we held approximately 1,100 U.S. patents and 1,070 foreign patents, and had approximately 340 U.S. patent applications pending (and 640 foreign patent applications pending). Unpatented research, development and engineering skills also make an important contribution to our business. Although our intellectual property rights in the aggregate are important to our business and the operations of our business segments, we do not consider our business or any business segment to be materially dependent on any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Report. With regard to certain patents relating to our Government Communications Systems and RF Communications segments, the U.S. Government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.

Environmental and Other Regulations

Our facilities and operations are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. The applicable environmental laws and regulations are common within the industries and markets in which we operate and serve. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our financial condition, results of operations or cash flows. Based on currently available information, we do not expect expenditures over the next several years to protect the environment and to comply with current environmental laws and regulations, as well as to comply with current and pending climate control legislation, regulation, treaties and accords, to have a material impact on our competitive position or financial condition, but we can give no assurance that such expenditures will not exceed current expectations. If future treaties, laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. We did not spend material amounts on environmental capital projects in fiscal 2014, fiscal 2013 or fiscal 2012. A portion of our environmental expenditures relates to historic discontinued operations (other than CIS and Broadcast Communications) for which we have retained certain environmental liabilities. We currently expect that amounts to be spent for environmental-related capital projects will not be material in fiscal 2015. These amounts may increase in future years. Additional information regarding environmental and regulatory matters is set forth in “Item 3. Legal Proceedings” of this Report and in Note 1: Significant Accounting Policies in the Notes.

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

Wireless communications (whether radio, satellite or telecommunications) are also subject to governmental regulation. Equipment produced in our RF Communications and Integrated Network Solutions segments, in particular, is subject to domestic and international requirements to avoid interference among users of radio and television frequencies and to permit interconnection of telecommunications equipment. Additionally, we hold licenses for our managed satellite and terrestrial communications solutions market for very small aperture terminals and satellite earth stations, which authorize operation of networks and teleports. We are also required to comply with technical operating and licensing requirements that pertain to our wireless licenses and operations. We believe that we have complied with such rules and regulations and licenses with respect to our existing products and services, and we intend to comply with such rules and regulations and licenses with respect to our future products and services. Governmental reallocation of the frequency spectrum also could impact our business, financial condition and results of operations.

Raw Materials and Supplies

Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials (such as electronic components, printed circuit boards, metals and plastics) needed for our operations and for our products. We are dependent on suppliers and subcontractors for a large number of components and subsystems and the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and to meet performance and quality specifications and delivery schedules. In some instances, we are dependent on one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. Although we have been affected by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products. On occasion, we have experienced component shortages from vendors as a result of natural disasters, or the RoHS environmental regulations in the European Union or similar regulations in other jurisdictions. These events or regulations may cause a spike in demand for certain electronic components (such as lead-free components), resulting in industry-wide supply chain shortages. To date, these component shortages have not had a material adverse effect on our business. For further discussion of risks relating to subcontractors and suppliers, see “Item 1A. Risk Factors” of this Report.

Seasonality

We do not consider any material portion of our business to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of contract awards and the timing and availability of U.S. Government funding, as well as the timing of product deliveries and customer acceptance.

Employees

We had approximately 14,000 employees at the end of fiscal 2014. Approximately 91 percent of our employees as of the end of fiscal 2014 were located in the U.S. A significant number of our employees possess a U.S. Government security clearance. We also utilize a number of independent contractors. None of our employees in the U.S. is represented by a labor union. In certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

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

Corporate Governance Guidelines and Committee Charters.    We previously adopted Corporate Governance Guidelines, which are available on the Corporate Governance section of our website at http://harris.com/corporate_governance/. In addition, the charters of each of the standing committees of our Board, namely, the Audit Committee, Business Conduct and Corporate Responsibility Committee, Corporate Governance Committee, Finance Committee and Management Development and Compensation Committee, are also available on the Corporate Governance section of our website. A copy of the charters is also available free of charge upon written request to our Secretary at Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919.

Certifications.    We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Report. In addition, an annual CEO certification was submitted by our Chief Executive Officer to the New York Stock Exchange (“NYSE”) in October 2013 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by Harris of the NYSE’s corporate governance listing standards.

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

We depend on U.S. Government customers for a significant portion of our revenue, and the loss of these relationships, a reduction in U.S. Government funding or a change in U.S. Government spending priorities could have an adverse impact on our business, financial condition, results of operations and cash flows.

We are highly dependent on sales to U.S. Government customers. The percentage of our revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 67 percent in fiscal 2014, 67 percent in fiscal 2013 and 70 percent in fiscal 2012. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenue. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. We expect that a majority of the business that we seek will be awarded through competitive bidding. The U.S. Government has increasingly relied on certain types of contracts that are subject to multiple competitive bidding processes, including multi-vendor IDIQ, GWAC, General Services Administration Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas, and we may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us, as well as the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. Following any contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. Our U.S. Government programs must compete with programs managed by other government contractors and with other policy imperatives for consideration for limited resources and for uncertain levels of funding during the budget and appropriation process. Budget and appropriations decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) and whether it will be superseded by alternate arrangements. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending, could have material adverse consequences on our future business. For more information regarding sequestration, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Considerations — Industry-Wide Opportunities, Challenges and Risks” of this Report.

We depend significantly on U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations and cash flows.

Over its lifetime, a U.S. Government program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. Government programs is subject to Congressional appropriations. Although multi-year contracts may be authorized and appropriated in connection with major procurements, Congress generally appropriates funds on a fiscal year basis. Procurement funds are typically made available for obligation over the course of one to three years. Consequently, programs often receive only partial funding initially, and additional funds are obligated only as Congress authorizes further appropriations. The termination of funding for a U.S. Government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.

Generally, U.S. Government contracts are subject to oversight audits by U.S. Government representatives. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenues based on costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments, and we may be required to materially reduce our revenues or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines and suspension or debarment from U.S. Government contracting or subcontracting for a period of time.

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

We are dependent on sales to customers outside the U.S. The percentage of our total revenue represented by revenue from products and services exported from the U.S. (including foreign military sales) or manufactured or rendered abroad was 30 percent in fiscal 2014, 26 percent in fiscal 2013 and 24 percent in fiscal 2012. Approximately 28 percent of our international business in fiscal 2014 was transacted in local currency. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is from, and an increasing portion of our business activity is being conducted in, less-developed countries. We are subject to risks of doing business internationally, including:

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

•

U.S. Government spending could be impacted by sequestration or alternate arrangements, which increases the uncertainty as to, and the difficulty in predicting, U.S. Government spending priorities and levels;

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

Both our commercial and government businesses are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our performance depends on a number of factors, including our ability to:

•	Identify emerging technological trends in our current and target markets;

•	Develop and maintain competitive products, systems, services and technologies;
•	Enhance our offerings by adding innovative hardware, software or other features that differentiate our products, systems, services and technologies from those of our competitors; and
•	Develop, manufacture and bring to market cost-effective offerings quickly.

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

We participate in U.S. and international markets that are subject to uncertain economic conditions. In particular, U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including sequestration and whether it will be superseded by alternate arrangements. As a result, it is difficult to estimate the level of growth in the markets in which we participate. Because all components of our budgeting and forecasting are dependent on estimates of growth in the markets we serve, the uncertainty renders estimates of or guidance relating to future revenue, income and expenditures even more difficult. As a result, we may make significant investments and expenditures but never realize the anticipated benefits.

We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.

Ongoing instability and current conflicts in global markets, including in the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geo-political events throughout the world have created economic and political uncertainties that could have a material adverse effect on our business, operations and profitability. These matters cause uncertainty in the world’s financial and insurance markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate. These matters also may cause our insurance coverages and performance bonds to increase in cost, or in some cases, to be unavailable altogether.

We have made, and may continue to make, strategic acquisitions and divestitures that involve significant risks and uncertainties.

Strategic acquisitions and divestitures that we have made in the past, and may continue to make, present significant risks and uncertainties, which include:

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

Our domestic satellite and terrestrial communications solutions are currently provided on a private carrier basis and are therefore subject to a lesser degree of regulation by the Federal Communications Commission and other Federal, state and local agencies than if provided on a common carrier basis. Our international satellite and terrestrial communications solutions operations are regulated by governments of various countries other than the U.S. and by other international authorities. The regulatory regimes applicable to our international satellite and terrestrial communications solutions operations frequently require that we obtain and maintain licenses for our operations and conduct our operations in accordance with prescribed standards. Compliance with such requirements may inhibit our ability to quickly expand our operations into new countries, including in circumstances in which such expansion is required in order to provide uninterrupted service to existing customers with mobile operations as they move to new locations on short notice. Failure to comply with such regulatory requirements could subject us to various penalties or sanctions. The adoption of new laws or regulations, changes to the existing domestic or international regulatory framework, new interpretations of the laws that apply to our operations, or the loss of, or a material limitation on, any of our material licenses could materially harm our business, financial condition, results of operations and cash flows.

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

Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other long-term assets to become impaired, resulting in substantial losses and write-downs that would adversely affect our results of operations.

As part of our overall strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounted for approximately 35 percent of our recorded total assets as of June 27, 2014. We evaluate the recoverability of recorded goodwill annually, as well as when we change reportable segments and when events or circumstances indicate there may be an impairment. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reportable segment cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. For additional information on accounting policies we have in place for impairment of goodwill, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 1: Significant Accounting Policies and Note 3: Discontinued Operations in the Notes.

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

Our principal executive offices are located at owned facilities in Melbourne, Florida. As of June 27, 2014, we operated approximately 150 locations in the U.S., Canada, Europe, the Middle East, Central and South America, Africa and Asia, consisting of about 6.9 million square feet of manufacturing, administrative, research and development, warehousing, engineering and office space, of which we owned approximately 4.5 million square feet and leased approximately 2.4 million square feet. There are no material encumbrances on any of our owned facilities. Our leased facilities are, for the most part, occupied under leases for remaining terms ranging from one month to 11 years, a majority of which can be terminated or renewed at no longer than 5-year intervals at our option. As of June 27, 2014, we had major operations at the following locations:

RF Communications — Rochester, New York; Lynchburg, Virginia; Chelmsford, Massachusetts; Queensland, Australia; and Columbia, Maryland.

Integrated Network Solutions — Houston, Texas; Herndon and Alexandria, Virginia; Macae, Rio de Janeiro, Brazil; Melbourne, Florida; Aberdeen, United Kingdom; Forrestfield, Australia; Singapore; Colorado Springs, Colorado; Calgary, Canada; and Bellevue, Nebraska.

Government Communications Systems — Palm Bay, Melbourne and Malabar, Florida; Chantilly, Virginia; Annapolis Junction and Seabrook, Maryland; and Washington, D.C.

Corporate — Melbourne, Florida.

The following is a summary of the approximate floor space of our offices and facilities in productive use, by segment, at June 27, 2014:

Segment	Approximate Total Sq. Ft. Owned	Approximate Total Sq. Ft. Leased	Approximate Total Sq. Ft.
	(In millions)
RF Communications	1.2	0.6	1.8
Integrated Network Solutions	0.2	1.3	1.5
Government Communications Systems	2.7	0.4	3.1
Corporate	0.4	0.1	0.5

Total	4.5	2.4	6.9

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

General.    From time to time, as a normal incident of the nature and kind of business in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 27, 2014 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Tax Audits.    Our tax filings are subject to audit by taxing authorities in jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or ultimately through established legal proceedings. We believe we have adequately accrued for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different from the amounts recorded in our Consolidated Financial Statements. See Note 21: Income Taxes in the Notes for additional information regarding audits and examinations by taxing authorities of our tax filings.

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

Generally, U.S. Government contracts are subject to procurement laws and regulations, including the Federal Acquisition Regulation (“FAR”), which outline uniform policies and procedures for acquiring goods and services by the U.S. Government, and specific agency acquisition regulations that implement or supplement the FAR, such as the Defense Federal Acquisition Regulation Supplement. As a U.S. Government contractor, our contract costs are audited and reviewed on a continuing basis by the Defense Contract Audit Agency (“DCAA”). The DCAA also reviews the adequacy of, and a U.S. Government contractor’s compliance with, the contractor’s internal control systems and policies, including the contractor’s accounting, purchasing, property, estimating, compensation and management information systems. In addition to these routine audits, from time to time, we may, either individually or in conjunction with other U.S. Government contractors, be the subject of audits and investigations by other agencies of the U.S. Government. These audits and investigations are conducted to determine if our performance and administration of our U.S. Government contracts are compliant with applicable contractual requirements and procurement and other applicable Federal laws and regulations. These investigations may be conducted without our knowledge. We are unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against us or our officers or employees. Under present U.S. Government procurement laws and regulations, if indicted or adjudged in violation of procurement or other Federal laws, a contractor, such as us, or one or more of our operating divisions or subdivisions, could be subject to fines, penalties, repayments, or compensatory or treble damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. Suspension or debarment would have a material adverse effect on us because of our reliance on U.S. Government contracts. In addition, our export privileges could be suspended or revoked, which also would have a material adverse effect on us. For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors” of this Report.

International.    As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under U.S. export control laws and the FCPA and other similar U.S. and international laws. As discussed below in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report, on April 4, 2011, we completed the acquisition of Carefx Corporation (“Carefx”) and thereby also acquired its subsidiaries, including in China (“Carefx China”). Following the closing, we became aware that certain entertainment, travel and other expenses in connection with the Carefx China operations may have been incurred or recorded improperly. In response, we initiated an internal investigation and learned that certain employees of the Carefx China operations had provided pre-paid gift cards and other gifts and payments to certain customers, potential customers, consultants and government regulators, after which we took certain remedial actions. The results of the investigation have been disclosed to our Audit Committee, Board of Directors and auditors, and voluntarily to the U.S. Department of Justice (“DOJ”) and the SEC. The SEC and DOJ have initiated investigations with respect to this matter and we are fully cooperating with such investigations. We cannot predict at this time the duration or scope of, developments in, results of, or any regulatory action or other potential consequences from, such investigations or otherwise in connection with this matter. However, based on the information available to date, we do not believe that this matter will have a material adverse effect on our financial condition, results of operations or cash flows.

Environmental.    We are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). From time to time, we receive notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that we are a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent laws. Such notices assert potential liability for cleanup costs at various sites, which include sites owned by us, sites we previously owned and treatment or disposal sites not owned by us, allegedly containing hazardous substances attributable to us from past operations. We own, previously owned or are currently named as a potentially responsible party at 14 such sites, excluding sites as to which our records disclose no involvement or as to which our liability has been finally determined. While it is not feasible to predict the outcome of many of these proceedings, in the opinion of our management, any payments we may be required to make as a result of such claims in existence at June 27, 2014 will not have a material adverse effect on our financial condition, results of operations or cash flows. Additional information regarding environmental matters is set forth in Note 1: Significant Accounting Policies in the Notes under the caption “Environmental Expenditures”, which information is incorporated herein by reference, and in “Item 1. Business — Environmental and Other Regulations” of this Report.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position held with us, and principal occupation and employment during at least the past 5 years for each of our executive officers as of August 22, 2014, were as follows:

Name and Age	Position Currently Held and Past Business Experience
William M. Brown, 51	Chairman, President and Chief Executive Officer since April 2014. President and Chief Executive Officer from November 2011 to April 2014. Formerly with United Technologies Corporation (“UTC”), as Senior Vice President, Corporate Strategy and Development from April 2011 to October 2011; as President of UTC’s Fire & Security division from 2006 to 2011; and in U.S. and international roles at UTC’s Carrier Corporation from 2000 to 2006, including President of the Carrier Asia Pacific Operations; and as Director, Corporate Strategy and Business Development from 1997 to 2000. Before joining UTC in 1997, Mr. Brown worked for McKinsey & Company as a senior engagement manager, and prior to that, at Air Products and Chemicals, Inc. as a project engineer.
Robert L. Duffy, 47	Senior Vice President, Human Resources and Administration since July 2012. Formerly with UTC, as Vice President, Human Resources for UTC’s Sikorsky aircraft operation from 2010 to 2011; and in similar roles within UTC’s Fire & Security, Carrier, Hamilton Sundstrand and Pratt & Whitney operations from 1998 to 2009. Before joining UTC in 1998, Mr. Duffy held human resource management positions with Royal Dutch Shell and James River Corporation.
Sheldon J. Fox, 55	Group President, Government Communications Systems since June 2010. President, National Intelligence Programs, Government Communications Systems from December 2007 to May 2010. President, Defense Programs, Government Communications Systems from May 2007 to December 2007. Vice President and General Manager, Department of Defense Programs, Government Communications Systems Division from July 2006 to April 2007. Vice President of Programs, Department of Defense Communications Systems, Government Communications Systems Division from July 2005 to June 2006. Mr. Fox joined Harris in 1984.
Miguel A. Lopez, 55	Senior Vice President and Chief Financial Officer since February 2014. Formerly with Aricent Group, as Chief Financial Officer from October 2011 to November 2013; with Cisco Systems, as Vice President of Finance and Operations from 2007 to 2011; with Tyco International, as Vice President, Business Development of the Fire and Security division from 2005 to 2007 and as Chief Financial Officer for ADT Security Systems North America from 2003 to 2004. Mr. Lopez began his career as an auditor at KPMG, and thereafter was at IBM, where he was Chief Financial Officer for IBM Brazil and for Latin America Personal Computers, managed Latin America merger and acquisition activity and held various other positions related to pricing and channel strategy, financial planning and analysis, credit and treasury.
Dana A. Mehnert, 52	Group President, RF Communications since May 2009. President, RF Communications from July 2006 to May 2009. Vice President and General Manager — Government Products Business, RF Communications from July 2005 to July 2006. Vice President and General Manager — Business Development and Operations, RF Communications from January 2005 to July 2005. Vice President — Defense Operations, RF Communications from January 2004 to January 2005. Vice President — International Operations, RF Communications from November 2001 to January 2004. Vice President/Managing Director — International Government Sales Operations for Harris’ regional sales organization from September 1999 to November 2001. Vice President — Marketing and International Sales, RF Communications from August 1997 to September 1999. Vice President — Worldwide Marketing, RF Communications from July 1996 to July 1997. Vice President — International Sales, RF Communications from November 1995 to June 1996. Mr. Mehnert joined Harris in 1984.
Scott T. Mikuen, 52	Senior Vice President, General Counsel and Secretary since February 2013. Vice President, General Counsel and Secretary from October 2010 to February 2013. Vice President, Associate General Counsel and Secretary from October 2004 to October 2010. Vice President — Counsel, Corporate and Commercial Operations and Assistant Secretary from November 2000 to October 2004. Mr. Mikuen joined Harris in 1996 as Finance Counsel.

Name and Age	Position Currently Held and Past Business Experience
James D. Morris, 49	Group President, Integrated Network Solutions since January 2013. Formerly with Western Digital Corporation (“WDC”), as Executive Vice President and General Manager for four of WDC’s commercial product businesses from October 2010 to January 2013; and in domestic and international leadership roles within WDC from 2001 to 2010. Before joining WDC in 2001, Mr. Morris worked for McKinsey & Company as senior engagement manager, and, prior to that, he served as an intelligence officer with the U.S. Army.
Lewis A. Schwartz, 51	Vice President, Principal Accounting Officer since October 2006. Principal Accounting Officer from October 2005 to October 2006. Assistant Controller from October 2003 to October 2005. Director, Corporate Accounting from August 1999 to October 2003. Director, Corporate Planning from January 1997 to August 1999. Mr. Schwartz joined Harris in 1992. Formerly, Mr. Schwartz was with Ernst & Young LLP from 1986 to 1992.

There is no family relationship between any of our executive officers or directors. There are no arrangements or understandings between any of our executive officers or directors and any other person pursuant to which any of them was appointed or elected as an officer or director, other than arrangements or understandings with our directors or officers acting solely in their capacities as such. All of our executive officers are elected annually and serve at the pleasure of our Board of Directors.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information and Price Range of Common Stock

Our common stock, par value $1.00 per share, is listed and traded on the NYSE, under the ticker symbol “HRS.” According to the records of our transfer agent, as of August 22, 2014, there were approximately 4,969 holders of record of our common stock. The high and low sales prices of our common stock as reported on the NYSE consolidated transactions reporting system and the dividends paid on our common stock for each quarterly period in our last two fiscal years are reported below:

	High	Low	Cash Dividends
Fiscal 2014
First Quarter	$59.75	$48.75	$0.42
Second Quarter	$70.73	$57.21	0.42
Third Quarter	$75.33	$66.34	0.42
Fourth Quarter	$79.32	$68.63	0.42

			$1.68

	High	Low	Cash Dividends
Fiscal 2013
First Quarter	$51.68	$39.02	$0.37
Second Quarter	$52.23	$45.62	0.37
Third Quarter	$50.53	$43.70	0.37
Fourth Quarter	$51.46	$41.08	0.37

			$1.48

On August 22, 2014, the last sale price of our common stock as reported in the NYSE consolidated transactions reporting system was $71.02 per share.

Dividends

The cash dividends paid on our common stock for each quarter in our last two fiscal years are set forth in the tables above. On August 23, 2014, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.42 per share to $.47 per share, for an annualized cash dividend rate of $1.88 per share, which was our thirteenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $1.68 per share in fiscal 2014. Our annualized cash dividend rate was $1.48 per share in fiscal 2013. Our annualized cash dividend rate was $1.32 per share for the last two quarters of fiscal 2012 and $1.12 per share for the first two quarters of fiscal 2012. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.

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

The performance graph and table below compare the 5-year cumulative total return of our common stock with the comparable 5-year cumulative total returns of the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the Standard & Poor’s 500 Aerospace & Defense Index (“S&P 500 Aerospace & Defense”). The figures in the performance graph and table below assume an initial investment of $100 at the close of business on July 3, 2009 in Harris, the S&P 500 and the S&P 500 Aerospace & Defense and the reinvestment of all dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG

HARRIS, S&P 500 AND S&P 500 AEROSPACE & DEFENSE

Sales of Unregistered Securities

During fiscal 2014, we did not issue or sell any unregistered securities.

Issuer Purchases of Equity Securities

During fiscal 2014, we repurchased 4,560,802 shares of our common stock under our repurchase programs at an average price per share of $65.76, excluding commissions. During fiscal 2013, we repurchased 8,287,130 shares of our common stock under our repurchase program at an average price per share of $48.25, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended June 27, 2014:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(March 29, 2014-April 25, 2014)
Repurchase Programs (1)	None	n/a	None	$919,049,755
Employee Transactions (2)	None	n/a	n/a	n/a
Month No. 2
(April 26, 2014-May 23, 2014)
Repurchase Programs (1)	634,469	$74.78	634,469	$871,604,276
Employee Transactions (2)	4,481	$73.71	n/a	n/a
Month No. 3
(May 24, 2014-June 27, 2014)
Repurchase Programs (1)	496,454	$76.75	496,454	$833,501,670
Employee Transactions (2)	10,965	$76.70	n/a	n/a
Total	1,146,369	$75.65	1,130,923	$833,501,670

*	Periods represent our fiscal months.

(1)	On August 26, 2013, we announced that on August 23, 2013, our Board of Directors approved a new share repurchase program (our “2013 Repurchase Program”) authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our 2013 Repurchase Program was in addition to our prior share repurchase program approved in 2011 (our “2011 Repurchase Program”). Our repurchases during the quarter ended December 27, 2013 used the remaining authorization under our 2011 Repurchase Program. As of June 27, 2014, $833,501,670 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our 2013 Repurchase Program, which does not have a stated expiration date. Our repurchase programs have resulted, and our 2013 Repurchase Program is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares, performance share units or restricted shares that vested during the quarter, (c) performance shares, performance share units, restricted shares or restricted stock units returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by, or sold to us by, the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is included in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information” of this Report. See Note 14: Stock Options and Other Share-Based Compensation in the Notes for a general description of our share-based incentive plans.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes our selected historical financial information for each of the last five fiscal years. Amounts pertaining to our results of operations are presented on a continuing operations basis. See Note 3: Discontinued Operations in the Notes for information regarding discontinued operations. The selected financial information shown below has been derived from our audited Consolidated Financial Statements, which for data presented for fiscal 2014 and 2013 are included elsewhere in this Report. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes, included elsewhere in this Report.

	Fiscal Years Ended
	2014	2013 (1)	2012 (2)	2011 (3)	2010 (4)
	(In millions, except per share amounts)
Results of Operations:
Revenue from product sales and services	$5,012.0	$5,111.7	$5,451.3	$5,418.4	$4,725.0
Cost of product sales and services	3,310.5	3,385.0	3,569.3	3,532.5	3,052.9
Interest expense	93.6	109.1	113.2	90.4	72.1
Income from continuing operations before income taxes	795.4	664.6	841.9	905.5	876.4
Income taxes	256.2	202.7	286.0	306.8	295.4
Income from continuing operations	539.2	461.9	555.9	598.7	581.0
Discontinued operations, net of income taxes	(5.0)	(353.4)	(528.1)	(11.6)	(19.4)
Net income	534.2	108.5	27.8	587.1	561.6
Noncontrolling interests, net of income taxes	0.6	4.5	2.8	0.9	—
Net income attributable to Harris Corporation	534.8	113.0	30.6	588.0	561.6
Average shares outstanding (diluted)	107.3	111.2	114.8	126.3	130.0
Per Share Data (Diluted) Attributable to Harris Corporation Common Shareholders:
Income from continuing operations	$5.00	$4.16	$4.80	$4.69	$4.42
Loss from discontinued operations, net of income taxes	(0.05)	(3.15)	(4.54)	(0.09)	(0.14)
Net income	4.95	1.01	0.26	4.60	4.28
Cash dividends	1.68	1.48	1.22	1.00	0.88
Financial Position at Fiscal Year-End:
Net working capital	$876.7	$650.7	$1,186.0	$786.3	$952.8
Net property, plant and equipment	728.1	653.2	659.4	872.8	609.7
Long-term debt	1,575.8	1,577.1	1,883.0	1,887.2	1,176.6
Total assets	4,931.2	4,858.4	5,592.8	6,172.8	4,743.6
Equity	1,825.4	1,561.2	1,946.1	2,512.0	2,190.1
Book value per share	17.30	14.60	17.35	20.40	17.18

(1)	Results for fiscal 2013 included an $83.0 million after-tax ($.74 per diluted share) charge, net of government cost reimbursement, for Company-wide restructuring and other actions, including prepayment of long-term debt, asset impairments, a write-off of capitalized software, facility consolidation, workforce reductions and other associated costs.

(2)	Results for fiscal 2012 included a $46.3 million after-tax ($.40 per diluted share) charge for integration and other costs in our Integrated Network Solutions segment associated with our acquisitions of CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”), Schlumberger group’s Global Connectivity Services business (“Schlumberger GCS”) and Carefx.

(3)	Results for fiscal 2011 included a $36.8 million after-tax ($.29 per diluted share) charge for integration and other costs in our Integrated Network Solutions segment associated with our acquisitions of CapRock, Schlumberger GCS, the terrestrial network infrastructure assets of the government business of Core180, Inc. and Carefx.

(4)	Results for fiscal 2010 included a $14.5 million after-tax ($.11 per diluted share) charge for integration and other costs in our RF Communications segment associated with our acquisition of substantially all of the assets of the Tyco Electronics wireless systems business.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this Report. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”

The following is a list of the sections of this MD&A, together with our perspective on their contents, which we hope will assist in reading these pages:

•

Business Considerations — a general description of our business; the value drivers of our business; fiscal 2014 results of operations and liquidity and capital resources key indicators; and industry-wide opportunities, challenges and risks that are relevant to us in the defense, government and commercial markets. In this section of this MD&A, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders.

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

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our continuing operations in the following three business segments:

•	RF Communications, serving (i) U.S. Department of Defense and International Tactical Communications (“Tactical Communications”) and (ii) Public Safety and Professional Communications markets;
•

Integrated Network Solutions, serving (i) IT Services, (ii) Managed Satellite and Terrestrial Communications Solutions (which market is served by our Harris CapRock Communications business) and (iii) Commercial Healthcare Solutions markets; and

•	Government Communications Systems, serving (i) Civil, (ii) National Intelligence and (iii) Defense markets.

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit CIS, which provided remote cloud hosting, and to dispose of the related assets, and we completed the sale of the remaining assets of CIS in the first quarter of fiscal 2014. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest Broadcast Communications, which provided digital media management solutions in support of broadcast customers, and we completed the sale of Broadcast Communications in the third quarter of fiscal 2013. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment. For additional information regarding discontinued operations, see Note 3: Discontinued Operations in the Notes. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.

At the beginning of the first quarter of fiscal 2014, to leverage the breadth of our IT enterprise network and information assurance capabilities for the IT services market, we began managing our cyber security network testing operation as part of our Integrated Network Solutions segment rather than our Government Communications Systems segment. As a result, we reassigned $2.4 million of goodwill (determined on a relative fair value basis) to our Integrated Network Solutions segment from our Government Communications Systems segment. The historical results, discussion and presentation of our business segments as set forth in this Report have been adjusted to reflect the impact of this change to our business segment reporting structure for all periods presented in this Report.

Financial information with respect to all of our other activities, including corporate costs not allocated to the operating segments or discontinued operations, is reported as part of the “Unallocated corporate expense” or “Non-operating income (loss)” line items in our Consolidated Financial Statements and accompanying Notes.

Value Drivers of Our Business

Our two core value drivers are excellence and innovation.

Our Company-wide commitment to excellence is embodied in our Harris Business Excellence (“HBX”) program, which provides the framework and tools that empower every employee to drive continuous improvement in business performance and customer satisfaction. HBX incorporates standardized, industry-proven processes and tools based on the principles of Lean and Six Sigma. Fiscal 2014 was the first full year of program implementation, and we made significant strides in three primary areas — customer satisfaction, productivity and asset velocity — through our efforts to optimize processes, eliminate waste, reduce costs and enhance quality across our Company, including in areas such as manufacturing and field operations, supply chain and overhead functions, and working capital initiatives. One method we use to drive continuous improvement is “value engineering” — continuously evaluating new materials, processes and technologies to insert into products already in production, helping to reduce costs and improve both quality and customer satisfaction.

Innovation is at the very core of our success, and investment in research and development (“R&D”) represents its foundation. Our R&D investments are focused on adding new features to existing products, tailoring offerings for international markets, and creating totally new-to-the-world solutions to address our customers’ toughest communications challenges. Innovation also leads to natural extensions of our core capabilities for capturing new opportunities in adjacent markets. Innovation provides differentiation and a key competitive advantage for us.

To ensure our investment in R&D is cost-effective and supports innovation across the entire Company, we have adopted a portfolio management approach, optimizing investment at the Company level rather than the business unit level. We have introduced standardized processes and common metrics to track progress and gauge success, and we have established Core Technology Centers to more fully leverage R&D investment across our Company.

Innovation at Harris also includes introducing new business models to the marketplace to provide our customers with innovative solutions at lower costs. For example, in the tactical communications market, we provide a “commercial off-the-shelf” approach that entails investing our own R&D funds to provide new mission-critical communications at a much faster pace and lower cost compared to the lengthy development cycle of the traditional program-of-record approach. We also partnered with the FAA to provide a fully-managed service for the FAA FTI network that provides mission-critical network capabilities to connect controllers and pilots across more than 4,000 nodes, resulting in significantly higher bandwidth and uptime at half the cost of the traditional approach. We also are at the forefront of a unique piggyback approach of using commercially-hosted satellite payloads to provide multiple missions on satellites, speeding time-to-mission and lowering costs compared to the traditional model of building and launching separate exquisite satellites for each mission requirement.

Key Indicators

We believe our value drivers, when implemented, will improve our financial results, including: income from continuing operations and income from continuing operations per diluted common share; revenue; income from continuing operations as a percentage of revenue; net cash provided by operating activities; return on invested capital; and return on average equity. The measure of our success is reflected in our results of operations and liquidity and capital resources key indicators as discussed below.

Fiscal 2014 Results of Operations Key Indicators:    Income from continuing operations, income from continuing operations per diluted common share, revenue, and income from continuing operations as a percentage of revenue represent key measurements of our value drivers:

•	Income from continuing operations increased 15.7 percent to $539.8 million in fiscal 2014 from $466.4 million in fiscal 2013;
•	Income from continuing operations per diluted common share increased 20.2 percent to $5.00 in fiscal 2014 from $4.16 in fiscal 2013;
•	Revenue decreased 2.0 percent to $5.0 billion in fiscal 2014 from $5.1 billion in fiscal 2013; and
•	Income from continuing operations as a percentage of revenue increased to 10.8 percent in fiscal 2014 from 9.1 percent in fiscal 2013.

Refer to MD&A heading “Operations Review” below in this Report for more information.

Liquidity and Capital Resources Key Indicators:    Net cash provided by operating activities, return on invested capital and return on average equity also represent key measurements of our value drivers:

•	Net cash provided by operating activities increased to $849.2 million in fiscal 2014 from $833.0 million in fiscal 2013;
•

Return on invested capital (defined as after-tax operating income from continuing operations divided by the two-point average of invested capital at the beginning and ending of the fiscal year, where invested capital equals equity plus debt, less cash and cash equivalents) increased to 20.4 percent in fiscal 2014 from 17.1 percent in fiscal 2013; and

•

Return on average equity (defined as income from continuing operations divided by the two-point average of equity at the beginning and ending of the fiscal year) increased to 31.9 percent in fiscal 2014 from 26.6 percent in fiscal 2013.

Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” below in this Report for more information on net cash provided by operating activities.

Industry-Wide Opportunities, Challenges and Risks

Department of Defense and Other U.S. Federal Markets:    U.S. Government budgets remained constrained in fiscal 2014, and we anticipate a similarly constrained spending environment in fiscal 2015. Contributing to the slow spending environment and similar to U.S. Government Fiscal Year (“GFY”) 2014, Congress has yet to pass the GFY 2015 appropriations bills. This means specific budget allocations by program have not been finalized, and if not passed by October 1, 2014, we expect the U.S. Government will operate under a continuing resolution.

Deficit spending has caused U.S. Government budgets to come under significant pressure. In particular, the Budget Control Act of 2011 resulted in automatic spending reductions, known as sequestration, through budget caps for both defense and non-defense spending. In December 2013, Congress enacted the Bipartisan Budget Act of 2013, modifying the budget caps and increasing the limits on discretionary defense spending for GFY 2014 and GFY 2015 by approximately $22 billion and $9 billion, respectively, with similar spending relief for non-defense government spending. This resulted in a U.S. national defense spending cap of approximately $520 billion for GFY 2014 and approximately $521 billion for GFY 2015. Passing the 2-year, Bipartisan Budget Act of 2013 provided more certainty in the budget planning process for both GFY 2014 and 2015 and gave the DoD flexibility in deciding priorities.

For GFYs 2016 through 2021, however, the Bipartisan Budget Act of 2013 retained the previous budget caps and across-the-board spending reduction methodology as provided under the Budget Control Act of 2011, and as a result of the return to full sequestration, there remains uncertainty regarding how sequester cuts would be applied in GFY 2016 and beyond. Even under full sequestration, though, the national defense spending cap would be approximately $523 billion for GFY 2016, which is higher than the cap for GFY 2015. Alternatively, under the President’s budget request dated March 2014, which ignores spending caps, national defense spending for GFY 2016 would also be higher at approximately $535 billion.

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

State and Local:    We also provide products to state and local government agencies that are committed to protecting our homeland and public safety. The public safety market weakened during fiscal 2014, having concluded an upgrade cycle primarily related to the Federal Communications Commission’s narrow-banding mandate that drove higher-than-average market demand. Future market opportunities include upgrading aging analog infrastructure to new digital standards, as well as opportunities associated with next-generation LTE solutions for high data-rate applications, an emerging market in the early stages of development.

International:    We believe there is continuing international demand for tactical radio and public safety communications for military, government, and commercial customers, as well as for turnkey managed satellite communications solutions for government, energy and maritime markets. We believe we can leverage our domain expertise and proven technology provided in the U.S. for air traffic management, weather ground system technology and commercially hosted satellite payloads in pursuing international opportunities to further expand our international business.

Commercial:    We are leveraging proven technologies and capabilities for government applications into attractive commercial markets. After a long history of providing satellite antennas, space electronics, and payload technology to the government market, we are applying that same technology and capability in the commercial space market. Similarly, we provide turnkey managed satellite communications solutions not only to government customers in remote and harsh locations but also for commercial energy and maritime customers. After first addressing the government healthcare IT market, we began providing a full range of interoperability and business intelligence solutions to address the growing complexity in the commercial healthcare IT market. Also, an initiative is underway to leverage our success in providing weather ground system technology for the government market into commercial markets such as agriculture, which relies heavily on advanced forecasting capabilities and other weather information.

We believe that our experience, technologies and capabilities are well aligned with the demand and requirements of the markets noted above in this Report. However, we remain subject to the spending levels, pace and priorities of the U.S. Government as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers. We also remain subject to other risks associated with these markets, including technological uncertainties, adoption of our new products and other risks that are discussed below in this Report under “Forward-Looking Statements and Factors that May Affect Future Results” and in “Item 1A. Risk Factors” of this Report.

OPERATIONS REVIEW

Consolidated Results of Operations

	Fiscal Years Ended
	2014	2013	2014/2013 Percent Increase/ (Decrease)	2012	2013/2012 Percent Increase/ (Decrease)
	(Dollars in millions, except per share amounts)
Revenue:
RF Communications	$1,828.0	$1,849.0	(1.1)%	$2,144.1	(13.8)%
Integrated Network Solutions	1,462.9	1,575.8	(7.2)%	1,609.9	(2.1)%
Government Communications Systems	1,801.2	1,783.8	1.0%	1,786.0	(0.1)%
Corporate eliminations	(80.1)	(96.9)	(17.3)%	(88.7)	9.2%

Total revenue	5,012.0	5,111.7	(2.0)%	5,451.3	(6.2)%

Cost of product sales and services:
Cost of product sales	(1,857.1)	(1,919.4)	(3.2)%	(2,137.6)	(10.2)%
% of revenue from product sales	58.2%	59.9%		59.4%
Cost of services	(1,453.4)	(1,465.6)	(0.8)%	(1,431.7)	2.4%
% of revenue from services	79.7%	76.8%		77.2%

Total cost of product sales and services	(3,310.5)	(3,385.0)	(2.2)%	(3,569.3)	(5.2)%
% of total revenue	66.1%	66.2%		65.5%

Gross margin	1,701.5	1,726.7	(1.5)%	1,882.0	(8.3)%
% of total revenue	33.9%	33.8%		34.5%

Engineering, selling and administrative expenses	(819.6)	(914.5)	(10.4)%	(940.9)	(2.8)%
% of total revenue	16.4%	17.9%		17.3%

Non-operating income (loss)	4.3	(40.7)	*	11.5	*
Net interest expense	(90.8)	(106.9)	(15.1)%	(110.7)	(3.4)%

Income from continuing operations before income taxes	795.4	664.6	19.7%	841.9	(21.1)%
Income taxes	(256.2)	(202.7)	26.4%	(286.0)	(29.1)%
Effective tax rate	32.2%	30.5%		34.0%

Income from continuing operations	539.2	461.9	16.7%	555.9	(16.9)%
Noncontrolling interests, net of income taxes	0.6	4.5	(86.7)%	2.8	60.7%

Income from continuing operations attributable to
Harris Corporation common shareholders	539.8	466.4	15.7%	558.7	(16.5)%
% of total revenue	10.8%	9.1%		10.2%

Discontinued operations, net of income taxes	(5.0)	(353.4)	(98.6)%	(528.1)	(33.1)%

Net income attributable to Harris Corporation common shareholders	$534.8	$113.0	373.3%	$30.6	269.3%

Income from continuing operations per diluted common share attributable to Harris Corporation common shareholders	$5.00	$4.16	20.2%	$4.80	(13.3)%

*	Not meaningful

Revenue

Fiscal 2014 Compared With Fiscal 2013:    The decrease in revenue in fiscal 2014 compared with fiscal 2013 was primarily due to lower revenue in our Integrated Network Solutions segment, while modestly lower revenue in our RF Communications segment offset modestly higher revenue in our Government Communications Systems segment. The $113 million decrease in revenue in our Integrated Network Solutions segment was primarily due to lower revenue from U.S. Government customers across the segment.

Fiscal 2013 Compared With Fiscal 2012:    The decrease in revenue in fiscal 2013 compared with fiscal 2012 was primarily due to lower revenue in our RF Communications and Integrated Network Solutions segments. The $295 million decrease in revenue in our RF Communications segment was primarily due to lower Tactical Communications revenue. The $34 million decrease in revenue in our Integrated Network Solutions segment was due to lower IT Services revenue, partially offset by moderate revenue growth in Harris CapRock Communications and our healthcare operations.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Gross Margin Percentage

Fiscal 2014 Compared With Fiscal 2013:    Gross margin as a percentage of revenue (“gross margin percentage”) in fiscal 2014 was essentially unchanged from fiscal 2013 and primarily reflects a 1.0 percentage point increase in gross margin percentage in our Government Communications Systems segment resulting from good program execution, partially offset by a 0.7 percentage point decrease in gross margin percentage in our RF Communications segment resulting from weakness at Public Safety and Professional Communications.

Fiscal 2013 Compared With Fiscal 2012:    The decrease in gross margin percentage in fiscal 2013 compared with fiscal 2012 was primarily due to a lower percentage of our overall sales generated by our higher-margin RF Communications segment and a 1.9 percentage point decrease in gross margin percentage in our Integrated Network Solutions segment, partially offset by a 1.4 percentage point increase in gross margin percentage in our RF Communications segment.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

Fiscal 2014 Compared With Fiscal 2013:    The decrease in engineering, selling and administrative (“ESA”) expenses and ESA expenses as a percentage of revenue (“ESA percentage”) in fiscal 2014 compared with fiscal 2013 was primarily due to $74.7 million of charges recorded in the fourth quarter of fiscal 2013 for company-wide restructuring and other actions and the benefit in fiscal 2014 from prior-year restructuring actions, and an out-of-period adjustment in the third quarter of fiscal 2014 related to our post-employment benefit plan that reduced general and administrative expenses, partially offset by higher research and development expenses.

Overall Company-sponsored research and development costs were $264.1 million in fiscal 2014 compared with $254.1 million in fiscal 2013 (including a $17.8 million write-off of capitalized software in our Integrated Network Solutions segment, as described below).

Fiscal 2013 Compared With Fiscal 2012:    The increase in ESA percentage in fiscal 2013 compared with fiscal 2012 was primarily due to a 3.0 percentage point increase in ESA percentage in our RF Communications segment, partially offset by a 2.5 percentage point decrease in ESA percentage in our Integrated Network Solutions segment. The increase in ESA percentage in our RF Communications segment was primarily driven by ESA expenses in fiscal 2013 that were essentially flat with fiscal 2012 relative to a 14 percent decrease in segment revenue. Although benefiting from operational excellence initiatives and restructuring actions, RF Communications segment ESA expenses in fiscal 2013 were higher primarily due to an 8 percent increase in spending on research and development compared with fiscal 2012 and also included a $9 million charge for restructuring actions in the fourth quarter of fiscal 2013. The decrease in ESA percentage in our Integrated Network Solutions segment was primarily due to lower general and administrative expenses, including the impact of ongoing cost-reduction efforts and $58 million of charges recorded in fiscal 2012 for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx, partially offset by $44 million of charges recorded in fiscal 2013 for asset impairments and a $17.8 million write-off of capitalized software due to a change in accounting estimate.

Overall Company-sponsored research and development costs were $254.1 million in fiscal 2013 (including the $17.8 million write-off of capitalized software in our Integrated Network Solutions segment noted above) compared with $218.9 million in fiscal 2012.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Non-Operating Income (Loss)

Fiscal 2014 Compared With Fiscal 2013:    Non-operating income in fiscal 2014 was due to net income related to intellectual property matters. Non-operating loss in fiscal 2013 was primarily due to a $33.2 million charge associated with our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5%

Notes due October 1, 2015, a $10.8 million impairment of a cost-method investment and a $6.4 million impairment of an investment in a joint venture, partially offset by a $9.0 million gain on the sale of securities available-for-sale.

Fiscal 2013 Compared With Fiscal 2012:    Non-operating loss in fiscal 2013 was primarily due to the items noted for fiscal 2013 in the discussion above regarding fiscal 2014 compared with fiscal 2013. Non-operating income in fiscal 2012 was primarily due to royalty income related to certain patents.

See Note 20: Non-Operating Income (Loss) in the Notes for further information.

Net Interest Expense

Fiscal 2014 Compared With Fiscal 2013:    Our net interest expense decreased in fiscal 2014 compared with fiscal 2013 primarily due to lower debt levels as a result of our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015.

Fiscal 2013 Compared With Fiscal 2012:    Our net interest expense decreased slightly in fiscal 2013 compared with fiscal 2012 primarily due to lower debt levels as a result of our redemption of our 5% Notes as noted above in the discussion regarding fiscal 2014 compared with fiscal 2013.

See Note 17: Interest Expense in the Notes for further information.

Income Taxes

Fiscal 2014 Compared With Fiscal 2013:    In fiscal 2014, our effective tax rate benefited from additional deductions (primarily related to manufacturing) and additional research credits claimed on our fiscal 2013 tax return compared with our recorded estimates at the end of fiscal 2013, the settlement of a state tax audit and additional permanent deductions based on recent tax litigation unrelated to us. In fiscal 2013, legislation was enacted that restored the U.S. Federal income tax credit for qualifying research and development expenses. This resulted in a benefit of approximately $8.4 million (approximately 1.3 percent of income from continuing operations before income taxes) in calculating our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes). In fiscal 2013, our effective tax rate also benefited from additional deductions (primarily related to manufacturing) claimed on our fiscal 2012 tax return compared with our recorded estimates at the end of fiscal 2012, favorable tax settlements, tax elections resulting in the deductibility of certain expenses, a reduction in estimated non-U.S. tax liabilities, a reduction in state taxes due to changes in certain state tax laws and confirmation of the availability of certain acquired tax attributes due to audit resolution.

Fiscal 2013 Compared With Fiscal 2012:    The major discrete items from which our fiscal 2013 effective tax rate benefited are those noted for fiscal 2013 in the discussion above regarding fiscal 2014 compared with fiscal 2013. In fiscal 2012, our effective tax rate benefited from additional tax credits and manufacturing deductions claimed on our fiscal 2011 tax return compared with our recorded estimates at the end of fiscal 2011, as well as from a reduction in state taxes due to changes in certain state tax laws and a reduction in estimated tax liabilities.

See Note 21: Income Taxes in the Notes for further information.

Discontinued Operations, Net of Income Taxes

Fiscal 2014 Compared With Fiscal 2013:    Discontinued operations in fiscal 2014 consisted of a $6.9 million after-tax increase in the loss on sale of Broadcast Communications from miscellaneous adjustments for contingencies related to the disposition, partially offset by a $1.9 million after-tax gain on sale of the remaining assets of CIS. Discontinued operations in fiscal 2013 included a loss of $32.7 million ($32.2 million after-tax) on the sale of Broadcast Communications in the third quarter of fiscal 2013, as well as non-cash impairment charges totaling $314.4 million ($297.3 million after-tax) recorded during the first two quarters of fiscal 2013 related to Broadcast Communications based on indicators of value, including financial performance, market conditions, indications of value from interested parties and our entering into a definitive Asset Sale Agreement relating to the sale of Broadcast Communications. Additionally, based on market indications during fiscal 2013, we recorded non-cash impairment charges totaling $16.5 million ($10.1 million after-tax) to write down assets of CIS to their estimated fair value, less estimated costs to sell.

Fiscal 2013 Compared With Fiscal 2012:    Discontinued operations in fiscal 2013 included the items noted for fiscal 2013 in the discussion above regarding fiscal 2014 compared with fiscal 2013. Discontinued operations in fiscal 2012 included non-cash impairment charges totaling $447.6 million ($417.0 million after-tax) related to Broadcast Communications and charges of $142.6 million ($90.2 million after-tax) for impairment of goodwill and other long-lived assets and for exit and disposal costs related to CIS.

See Note 3: Discontinued Operations in the Notes for further information.

Income From Continuing Operations Per Diluted Common Share Attributable to Harris Corporation Common Shareholders

Fiscal 2014 Compared With Fiscal 2013:    The increase in income from continuing operations per diluted common share in fiscal 2014 compared with the fiscal 2013 was primarily due to the same reasons noted in the discussions above in this MD&A regarding fiscal 2014 compared with fiscal 2013 and by the reduction in average common shares outstanding as a result of shares repurchased.

Fiscal 2013 Compared With Fiscal 2012:    The decrease in income from continuing operations per diluted common share in fiscal 2013 compared with the fiscal 2012 was primarily due to the same reasons noted in the discussions above in this MD&A regarding fiscal 2013 compared with fiscal 2012, partially offset by the reduction in average common shares outstanding as a result of shares repurchased.

See the “Common Stock Repurchases” discussion below in this MD&A for further information.

Discussion of Business Segment Results of Operations

RF Communications Segment

	2014	2013	2014/2013 Percent Increase/ (Decrease)	2012	2013/2012 Percent Increase/ (Decrease)
	(Dollars in millions)
Revenue	$1,828.0	$1,849.0	(1.1)%	$2,144.1	(13.8)%
Cost of product sales and services	(889.0)	(886.0)	0.3%	(1,057.0)	(16.2)%

Gross margin	939.0	963.0	(2.5)%	1,087.1	(11.4)%
% of revenue	51.4%	52.1%		50.7%

ESA expenses	(377.5)	(386.1)	(2.2)%	(383.4)	0.7%
% of revenue	20.7%	20.9%		17.9%

Segment operating income	$561.5	$576.9	(2.7)%	$703.7	(18.0)%

% of revenue	30.7%	31.2%		32.8%

Fiscal 2014 Compared With Fiscal 2013:    Segment revenue in fiscal 2014 included Tactical Communications revenue of $1,307.2 million, a 4 percent increase from $1,255.5 million in fiscal 2013; and Public Safety and Professional Communications revenue of $520.8 million, a 12 percent decrease from $593.5 million in fiscal 2013. The increase in Tactical Communications revenue was primarily due to higher revenue in international markets, mostly offset by lower revenue from DoD customers. The decrease in Public Safety and Professional Communications revenue was primarily due to continued market weakness.

The decrease in segment gross margin percentage in fiscal 2014 compared with fiscal 2013 was primarily due to weakness in Public Safety and Professional Communications and a $7 million benefit from the cumulative effect of a correction made in the fourth quarter of fiscal 2013 in the timing of cost recognition on tactical radio programs. The decrease in segment ESA percentage in fiscal 2014 compared with fiscal 2013 was primarily driven by a $9 million charge for restructuring actions in the fourth quarter of fiscal 2013 and an out-of-period adjustment in the third quarter of fiscal 2014 related to our post-employment benefit plan that reduced segment general and administrative expenses, partially offset by an 8 percent increase in spending on research and development and the impact of accruals in the first quarter of fiscal 2014 for legal matters related to a Public Safety and Professional Communications program. The decrease in segment operating income and operating income as a percentage of revenue (“operating margin percentage”) in fiscal 2014 compared with fiscal 2013 reflected the items discussed above regarding this segment.

Segment orders were $1.63 billion for fiscal 2014, including $1.13 billion in Tactical Communications and $497 million in Public Safety and Professional Communications, compared with $1.90 billion for fiscal 2013, including $1.34 billion in Tactical Communications and $562 million in Public Safety and Professional Communications. Segment funded backlog was $1.13 billion at the end of fiscal 2014, including $564 million in Tactical Communications and $570 million in Public Safety and Professional Communications, compared with $1.34 billion at the end of fiscal 2013, including $743 million in Tactical Communications and $598 million in Public Safety and Professional Communications.

The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 46 percent in fiscal 2014 and 43 percent in fiscal 2013.

Fiscal 2013 Compared With Fiscal 2012:    Segment revenue in fiscal 2013 included Tactical Communications revenue of $1,255.5 million, a 20 percent decrease from $1,570.4 million in fiscal 2012; and Public Safety and Professional Communications revenue of $593.5 million, a 3 percent increase from $573.7 million in fiscal 2012. The decrease in Tactical Communications revenue reflects the impact of U.S. and international tactical radio procurement delays due to the slowdown in spending resulting from U.S. Government funding constraints experienced under the continuing resolution and magnified when sequestration was triggered, as well as key order delays in the international market.

The increase in segment gross margin percentage in fiscal 2013 compared with fiscal 2012 was primarily driven by a favorable product mix within Tactical Communications and a $7 million benefit from the cumulative effect of a correction made in the fourth quarter of fiscal 2013 in the timing of cost recognition on tactical radio programs. The increase in segment ESA percentage in fiscal 2013 compared with fiscal 2012 was primarily driven by segment ESA expenses that were only slightly higher compared with fiscal 2012 relative to a 14 percent decrease in segment revenue. Although benefiting from operational excellence initiatives and restructuring actions, segment ESA expenses in fiscal 2013 were slightly higher primarily due to an 8 percent increase in spending on research and development compared with fiscal 2012 and also included a $9 million charge for restructuring actions in the fourth quarter of fiscal 2013. The decrease in segment operating margin percentage in fiscal 2013 compared with fiscal 2012 reflected the items discussed above regarding this segment for fiscal 2013 compared with fiscal 2012 and was primarily due to the decrease in revenue in Tactical Communications.

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

Integrated Network Solutions Segment

	2014	2013	2014/2013 Percent Increase/ (Decrease)	2012	2013/2012 Percent Increase/ (Decrease)
	(Dollars in millions)
Revenue	$1,462.9	$1,575.8	(7.2)%	$1,609.9	(2.1)%
Cost of product sales and services	(1,180.4)	(1,269.1)	(7.0)%	(1,265.3)	0.3%

Gross margin	282.5	306.7	(7.9)%	344.6	(11.0)%
% of revenue	19.3%	19.5%		21.4%

ESA expenses	(166.1)	(226.9)	(26.8)%	(272.2)	(16.6)%
% of revenue	11.4%	14.4%		16.9%

Segment operating income	$116.4	$79.8	45.9%	$72.4	10.2%

% of revenue	8.0%	5.1%		4.5%

Fiscal 2014 Compared With Fiscal 2013:    The $113 million decrease in segment revenue in fiscal 2014 compared with fiscal 2013 was primarily due to lower revenue from U.S. Government customers in both IT Services and Harris CapRock Communications, partially offset by higher revenue from commercial customers in Harris CapRock Communications and our healthcare operations.

The slight decrease in segment gross margin percentage in fiscal 2014 compared with fiscal 2013 was primarily attributable to an out-of-period adjustment made to revenue and cost of sales for satellite and terrestrial communications services and margin pressure from a competitive market environment, mostly offset by increases in gross margin percentage on satellite and terrestrial communications services due to operational excellence improvements. The decrease in segment ESA percentage in fiscal 2014 compared with fiscal 2013 was primarily due to $44 million of charges recorded in the fourth quarter of fiscal 2013 for asset impairments and a write-off of capitalized software due to a change in accounting estimate, and an out-of-period adjustment in the third quarter of fiscal 2014 related to our post-employment benefit plan that reduced segment general and administrative expenses, as well as operational excellence improvements, including the benefit of restructuring actions in fiscal 2013. The increases in segment operating income and operating margin percentage in fiscal 2014 compared with fiscal 2013 were attributable to the decrease in segment ESA percentage, partially offset by the decrease in segment gross margin percentage, as discussed above regarding this segment.

Segment orders were $1.53 billion for fiscal 2014 compared with $1.57 billion for fiscal 2013. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 60 percent in fiscal 2014 and 62 percent in fiscal 2013.

Fiscal 2013 Compared With Fiscal 2012:    The decrease in segment revenue in fiscal 2013 compared with fiscal 2012 was primarily due to an 11 percent decrease in IT Services revenue, primarily from the loss of the Patriot program, partially offset by revenue growth in Harris CapRock Communications and our healthcare operations of 8 percent and 7 percent, respectively.

The decrease in segment gross margin and gross margin percentage in fiscal 2013 compared with fiscal 2012 was primarily attributable to a decrease in gross margin percentage on satellite and terrestrial communications services, increased costs associated with delivering software products and increased costs on a service contract with a government healthcare customer. The decreases in segment ESA expenses and ESA percentage in fiscal 2013 compared with fiscal 2012 were primarily due to lower general and administrative expenses, including the impact of ongoing cost-reduction efforts and $58 million of charges recorded in fiscal 2012 for integration and other costs associated with our acquisitions of CapRock, Schlumberger GCS and Carefx, partially offset by $44 million of charges recorded in fiscal 2013 for asset impairments and a write-off of capitalized software due to a change in accounting estimate. The increases in segment operating income and operating margin percentage in fiscal 2013 compared with fiscal 2012 were attributable to the decreases in segment ESA expenses and ESA percentage, partially offset by the decrease in segment gross margin percentage, as discussed above regarding this segment for fiscal 2013 compared with fiscal 2012.

Segment orders were $1.57 billion for fiscal 2013 compared with $1.78 billion for fiscal 2012. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 62 percent in fiscal 2013 and 66 percent in fiscal 2012.

Government Communications Systems Segment

	2014	2013	2014/2013 Percent Increase/ (Decrease)	2012	2013/2012 Percent Increase/ (Decrease)
	(Dollars in millions)
Revenue	$1,801.2	$1,783.8	1.0%	$1,786.0	(0.1)%
Cost of product sales and services	(1,321.2)	(1,327.2)	(0.5)%	(1,336.1)	(0.7)%

Gross margin	480.0	456.6	5.1%	449.9	1.5%
% of revenue	26.6%	25.6%		25.2%

ESA expenses	(203.1)	(204.6)	(0.7)%	(196.6)	4.1%
% of revenue	11.3%	11.5%		11.0%

Segment operating income	$276.9	$252.0	9.9%	$253.3	(0.5)%

% of revenue	15.4%	14.1%		14.2%

Fiscal 2014 Compared With Fiscal 2013:    The $17 million increase in segment revenue in fiscal 2014 compared with fiscal 2013 was primarily due to higher revenue from classified customers, the FAA NextGen DataComm program, the U.S. Army MET program, the F-35 program and the wireless products business, partially offset by lower revenue from the NOAA GOES-R weather program.

The 1.0 percentage point increase in segment gross margin percentage in fiscal 2014 compared with fiscal 2013 was primarily due to continued strong program performance, including retirement of risk on certain space programs. The slight decrease in segment ESA percentage in fiscal 2014 compared with fiscal 2013 was primarily driven by an out-of-period adjustment in the third quarter of fiscal 2014 related to our post-employment benefit plan that reduced segment general and administrative expenses, as well as operational excellence improvements and the benefit of restructuring actions in fiscal 2013, partially offset by higher spending on research and development. The increases in segment operating income and operating margin percentage in fiscal 2014 compared with fiscal 2013 reflected the items discussed above regarding this segment.

Segment orders were $1.78 billion for fiscal 2014 and $1.90 billion for fiscal 2013. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 93 percent in fiscal 2014 and approximately 93 percent in fiscal 2013.

Fiscal 2013 Compared With Fiscal 2012:    Segment revenue in fiscal 2013 compared with fiscal 2012 decreased slightly, primarily due to lower revenue from DoD customers and from certain classified programs that were impacted by sequestration, mostly offset by higher revenue from the SGSS program for NASA and ADS-B receiver payloads for Aireon, LLC.

Segment operating margin percentage was essentially flat in fiscal 2013 compared with fiscal 2012. The slight increase in segment gross margin percentage, primarily driven by strong program performance, including the retirement of risk on certain space programs, was offset by slightly higher segment ESA percentage, primarily from a $10 million charge associated with Company-wide restructuring and other actions in the fourth quarter of fiscal 2013.

Segment orders were $1.90 billion for fiscal 2013 and $1.87 billion for fiscal 2012. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 93 percent in fiscal 2013 and approximately 97 percent in fiscal 2012.

Unallocated Corporate Expense and Corporate Eliminations

	2014	2013	2014/2013 Percent Increase/ (Decrease)	2012	2013/2012 Percent Increase/ (Decrease)
	(Dollars in millions)
Unallocated corporate expense	$60.2	$88.5	(32.0)%	$81.8	8.2%
Corporate eliminations	12.7	8.0	58.8%	6.5	23.1%

Fiscal 2014 Compared With Fiscal 2013:    The decrease in unallocated corporate expense in fiscal 2014 compared with fiscal 2013 was primarily due to a $21 million charge associated with Company-wide restructuring and other actions in the fourth quarter of fiscal 2013, as noted below regarding fiscal 2013 compared with fiscal 2012, and the benefit in fiscal 2014 from prior year restructuring actions. The increase in corporate eliminations in fiscal 2014 compared with fiscal 2013 was primarily due to higher intersegment eliminations for sales of services between our Integrated Network Solutions segment and our Government Communications Systems segment.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES

Cash Flows

	Fiscal Years Ended
	2014	2013	2012
	(Dollars in millions)
Net cash provided by operating activities	$849.2	$833.0	$852.9
Net cash used in investing activities	(162.6)	(19.7)	(248.9)
Net cash used in financing activities	(448.1)	(839.7)	(609.8)
Effect of exchange rate changes on cash and cash equivalents	1.5	(8.6)	(5.1)

Net increase (decrease) in cash and cash equivalents	240.0	(35.0)	(10.9)
Cash and cash equivalents, beginning of year	321.0	356.0	366.9

Cash and cash equivalents, end of year	$561.0	$321.0	$356.0

Cash and cash equivalents:    Our Consolidated Statement of Cash Flows includes cash flows related to Broadcast Communications and CIS, and our Consolidated Balance Sheet as of the end of fiscal 2013 reflects CIS as discontinued operations. However, other than proceeds related to the sale of Broadcast Communications and CIS and net additions of property, plant and equipment and capitalized software related to Broadcast Communications and CIS disclosed at “Net cash used in investing activities” below, the impact of cash flows related to Broadcast Communications and CIS to our consolidated cash flows was not material.

The $240.0 million increase in cash and cash equivalents from fiscal 2013 to fiscal 2014 was primarily due to $849.2 million of net cash provided by operating activities, $141.3 million of proceeds from exercises of employee stock options and $42.0 million of net proceeds from the sale of discontinued operations, partially offset by $309.4 million used to repurchase shares of our common stock, $201.3 million used for net additions of property, plant and equipment, $180.3 million used to pay cash dividends and $99.7 million used for net repayments of borrowings. The $35.0 million decrease in cash and cash equivalents from fiscal 2012 to fiscal 2013 was primarily due to $414.9 million used to repurchase shares of our common stock, $346.4 million used for net repayments of borrowings, $178.2 million used for net additions of property, plant and equipment and capitalized software and $164.7 million used to pay cash dividends, mostly offset by $833.0 million of net cash provided by operating activities, $147.4 million of net proceeds from the sale of discontinued operations and $97.9 million of proceeds from exercises of employee stock options.

Our financial position remained strong at June 27, 2014. We ended the fiscal year with cash and cash equivalents of $561.0 million; we have no long-term debt maturing until December 1, 2017; we have a senior unsecured $1 billion revolving credit facility that expires in September 2017 (all of which was available to us as of June 27, 2014); and we do not have any material defined benefit pension plan obligations. Our $561.0 million of cash and cash equivalents at June 27, 2014 included $188 million held by our foreign subsidiaries, $134 million of which was available for use in the U.S. without incurring additional U.S. income taxes. We would be required to recognize U.S. income taxes of $16 million on the remaining $54 million if we were to repatriate such funds to the U.S., but we have no current plans to repatriate such funds.

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

We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and potential acquisitions for the next 12 months and for the reasonably foreseeable future thereafter. We anticipate tax payments over the next three years to be approximately equal to our tax expense for the same period. For additional information regarding our income taxes, see Note 21: Income Taxes in the Notes. Other than those cash outlays noted in the “Contractual Obligations” discussion below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase program and potential acquisitions, no other significant cash outlays are anticipated in fiscal 2015.

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

Net cash provided by operating activities:    Our net cash provided by operating activities was consistently high in fiscal 2014, 2013 and 2012, reflecting solid earnings and good working capital management. Cash flow from operations was positive in all of our business segments in fiscal 2014, 2013 and 2012.

Net cash used in investing activities:    The $142.9 million increase in net cash used in investing activities in fiscal 2014 compared with fiscal 2013 was primarily due to $105.4 million less of proceeds from the sale of discontinued operations (consisting of, for fiscal 2014, $27.0 million of net proceeds from the sale of CIS and $15.0 million of proceeds from payment of a note receivable related to the sale of Broadcast Communications, compared with $147.4 million of net proceeds from the sale of Broadcast Communications in fiscal 2013), as well as $23.1 million more used for net additions of property, plant and equipment and capitalized software that primarily reflected investments in new systems and infrastructure to support growth. The $229.2 million decrease in net cash used in investing activities in fiscal 2013 compared with fiscal 2012 was primarily due to $147.4 million more of proceeds from the sale of discontinued operations (consisting of the net proceeds from the sale of Broadcast Communications in fiscal 2013) and $55.6 million less used for net additions of property, plant and equipment and capitalized software that primarily reflected $37.2 million less used for net additions to property, plant and equipment and capitalized software related to Broadcast Communications and CIS. Our total capital expenditures in fiscal 2015 are expected to be approximately $200 million.

Net cash used in financing activities:    The $391.6 million decrease in net cash used in financing activities in fiscal 2014 compared with fiscal 2013 was primarily due to $246.7 million less of net repayments of borrowings (primarily reflecting $332.2 million used for our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015), $105.5 million less of repurchases of our common stock and $43.4 million more of proceeds from exercises of employee stock options, partially offset by $15.6 million more used to pay cash dividends. The $229.9 million increase in net cash used in financing activities in fiscal 2013 compared with fiscal 2012 was primarily due to $321.5 million more of net repayments of borrowings (primarily reflecting $332.2 million used for our redemption of our 5% Notes as noted above) and $25.1 million more used to pay cash dividends, partially offset by $69.7 million more of proceeds from exercises of employee stock options and $58.6 million less of repurchases of our common stock.

Common Stock Repurchases

During fiscal 2014, we used $300.0 million to repurchase 4,560,802 shares of our common stock under our repurchase program at an average price per share of $65.78, including commissions. During fiscal 2013, we used $400.0 million (including proceeds from our sale of Broadcast Communications) to repurchase 8,287,130 shares of our common stock under our repurchase program at an average price per share of $48.27, including commissions. In fiscal 2014 and fiscal 2013, $8.8 million and $14.9 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Additionally, in fiscal 2014, we used $0.6 million to repurchase 8,000 shares of our common stock from our Rabbi Trust which is associated with our non-qualified deferred compensation plans. Shares repurchased by us are cancelled and retired.

On August 23, 2013, our Board of Directors approved our new $1 billion 2013 Repurchase Program, which was in addition to our prior 2011 Repurchase Program. Our repurchases during the second quarter of fiscal 2014 used the remaining authorization under our 2011 Repurchase Program. As of June 27, 2014, we had a remaining, unused authorization of approximately $834 million under our 2013 Repurchase Program, which does not have a stated expiration date. Our repurchase programs have resulted, and our 2013 Repurchase Program is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding repurchases during fiscal 2014 and fiscal 2013 and our repurchase programs is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

Dividends

On August 23, 2014, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.42 per share to $.47 per share, for an annualized cash dividend rate of $1.88 per share, which was our thirteenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $1.68 per share in fiscal 2014 and $1.48 per share in fiscal 2013. Our annualized cash dividend rate was $1.32 per share for the last two quarters of fiscal 2012 and $1.12 per share for the first two quarters of fiscal 2012. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. Additional information concerning our dividends is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

Capital Structure and Resources

2012 Credit Agreement:    As discussed in Note 11: Credit Arrangements in the Notes, on September 28, 2012, we established a new $1 billion 5-year senior unsecured revolving credit facility (the “2012 Credit Facility”) by entering into a Revolving Credit Agreement (the “2012 Credit Agreement”) with a syndicate of lenders. The 2012 Credit Facility replaced our prior revolving credit facilities. The description of the 2012 Credit Facility and the 2012 Credit Agreement set forth in Note 11: Credit Arrangements in the Notes is incorporated herein by reference.

Short-Term Debt:    Our short-term debt at June 27, 2014 and June 28, 2013 was $58.3 million and $144.6 million, respectively. Our short-term debt at June 27, 2014 and June 28, 2013 primarily consisted of commercial paper issued to partially fund our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015. Our commercial paper program was supported at June 27, 2014 and June 28, 2013 by the 2012 Credit Facility.

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

Contractual Obligations

At June 27, 2014, we had contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

	Total	Obligations Due by Fiscal Year
		2015	2016 and 2017	2018 and 2019	After 2019
	(Dollars in millions)
Long-term debt	$1,577.2	$1.4	$—	$750.0	$825.8
Purchase obligations (1),(2),(3)	1,196.9	785.5	190.7	90.4	130.3
Operating lease commitments	221.0	45.4	69.4	37.8	68.4
Interest on long-term debt	894.1	90.8	181.6	142.1	479.6

Total contractual cash obligations	$3,889.2	$923.1	$441.7	$1,020.3	$1,504.1

(1)	Amounts do not include pension contributions and payments for various welfare and benefit plans because such amounts had not been determined beyond fiscal 2014.

(2)	The purchase obligations of $1,196.9 million included (a) $344.9 million of purchase obligations related to our Government Communications Systems segment, which were fully funded under contracts with the U.S. Government, and $66.8 million of these purchase obligations related to cost-plus type contracts where our costs were fully reimbursable; and (b) the purchase of satellite bandwidth in our Integrated Network Solutions segment.

(3)	Amounts do not include unrecognized tax benefits of $71.9 million.

Off-Balance Sheet Arrangements

In accordance with the definition under SEC rules, any of the following qualify as off-balance sheet arrangements:

•	Any obligation under certain guarantee contracts;

•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	Any obligation, including a contingent obligation, under certain derivative instruments; and

•

Any obligation, including a contingent obligation, under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

Currently we are not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of June 27, 2014, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments

We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At June 27, 2014, we had commercial commitments on outstanding surety bonds, standby letters of credit and other arrangements, as follows:

	Total	Expiration of Commitments by Fiscal Year
		2015	2016	2017	After 2017
	(Dollars in millions)
Surety bonds used for:
Bids	$3.3	$3.3	$—	$—	$—
Performance	616.1	541.4	68.4	—	6.3

	619.4	544.7	68.4	—	6.3

Standby letters of credit used for:
Bids	4.2	4.2	—	—	—
Down payments	7.2	1.0	0.1	—	6.1
Performance	92.2	50.9	5.6	0.1	35.6
Warranty	4.4	2.3	2.0	—	0.1

	108.0	58.4	7.7	0.1	41.8

Total commitments	$727.4	$603.1	$76.1	$0.1	$48.1

The surety bonds and standby letters of credit used for performance are primarily related to Public Safety and Professional Communications. As is customary in bidding for and completing network infrastructure projects for public safety systems, contractors are required to procure surety bonds and/or standby letters of credit for bids, performance, warranty and other purposes (collectively, “Performance Bonds”). Such Performance Bonds normally have maturities of up to three years and are standard in the industry as a way to provide customers a mechanism to seek redress if a contractor does not satisfy performance requirements under a contract. Typically, a customer is permitted to draw on a Performance Bond if we do not fulfill all terms of a project contract. In such an event, we would be obligated to reimburse the financial institution that issued the Performance Bond for the amounts paid. It has been rare for our Public Safety and Professional Communications business to have a Performance Bond drawn upon. In addition, pursuant to the terms under which we procure Performance Bonds, if our credit ratings are lowered to below “investment grade,” we may be required to provide collateral to support a portion of the outstanding amount of Performance Bonds. Such a downgrade could increase the cost of the issuance of Performance Bonds and could make it more difficult to procure Performance Bonds, which would adversely impact our ability to compete for contract awards. Such collateral requirements could also result in less liquidity for other operational needs or corporate purposes. In addition, any future disruptions, uncertainty or volatility in financial and insurance markets could also adversely affect our ability to obtain Performance Bonds and may result in higher funding costs.

Financial Risk Management

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Foreign Exchange and Currency:    We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at June 27, 2014 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note 19: Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates:    As of June 27, 2014, we had long-term debt obligations. The fair value of our long-term debt obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term debt obligations at June 27, 2014 would not have had a material impact on the fair value of such long-term debt obligations. Additionally, there is no interest rate risk associated with our long-term debt obligations on our results of operations and cash flows, because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity).

As of June 27, 2014, we also had short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place, temporarily funding repurchases under our share repurchase programs and temporarily funding redemption of long-term debt. The interest rate risk associated with this short-term debt on our results of operations and cash flows is not material.

We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations or on our results of operations or cash flows over the next twelve months.

Impact of Foreign Exchange

Approximately 28 percent of our international business was transacted in local currency environments in fiscal 2014 compared with 32 percent in fiscal 2013. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. As of June 27, 2014, the cumulative foreign currency translation adjustment included in shareholders’ equity was a $6.6 million gain compared with a $27.2 million loss at June 28, 2013. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2014, 2013 or 2012.

Impact of Inflation

To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not materially adversely impact our gross margin, revenue or operating income in fiscal 2014, 2013 or 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following is not intended to be a comprehensive list of all of our accounting policies or estimates. Our significant accounting policies are more fully described in Note 1: Significant Accounting Policies in the Notes. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies and estimates as disclosed in the Notes. We consider the policies and estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results dependent on estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks related to these estimates on our business operations are discussed throughout this MD&A where such estimates affect our reported and expected financial results. Senior management has discussed the development and selection of the critical accounting policies and estimates and the related disclosure included herein with the Audit Committee of our Board of Directors. Preparation of this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

Revenue Recognition

A significant portion of our business is derived from development and production contracts. Revenue and profits related to development and production contracts are recognized using the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total costs at completion (i.e., the “cost-to-cost” method) with consideration given for risk of performance and estimated profit. The majority of the revenue in our Government Communications Systems segment (and to a certain extent, revenue in our Integrated Network Solutions segment) relates to development and production contracts, and the percentage-of-completion method of revenue recognition is primarily used for these contracts. Change orders, claims or other items that may change the scope of a development and production contract are included in contract value only when the value can be reliably estimated and realization is probable. Possible incentives or penalties and award fees applicable to performance on development and production contracts are considered in estimating contract value and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase earnings based solely on a single significant event are generally not recognized until the event occurs.

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

Estimate at completion adjustments had the following impacts to operating income for the periods presented:

	2014	2013	2012
	(In millions)
Favorable adjustments	$91.3	$94.1	$77.6
Unfavorable adjustments	(38.0)	(47.0)	(39.2)

Net operating income adjustments	$53.3	$47.1	$38.4

There were no individual impacts to operating income due to estimate at completion adjustments in fiscal 2014, 2013 or 2012 that were material to our results of operations on a consolidated or segment basis for such periods.

We also recognize revenue from arrangements requiring the delivery or performance of multiple deliverables or elements under a bundled sale. In these arrangements, judgment is required to determine the appropriate accounting, including whether the individual deliverables represent separate units of accounting for revenue recognition purposes, and the timing of revenue recognition for each deliverable. If we determine that individual deliverables represent separate units of accounting, we recognize the revenue associated with each unit of accounting separately, and contract revenue is allocated among the separate units of accounting at the inception of the arrangement based on relative selling price. If options or change orders materially change the scope of work or price of the contract subsequent to inception, we reevaluate and adjust our prior conclusions regarding units of accounting and allocation of contract revenue as necessary. The allocation of selling price among the separate units of accounting may impact the timing of revenue recognition, but will not change the total revenue recognized on the arrangement. We establish the selling price used for each deliverable based on the vendor-specific objective evidence (“VSOE”) of selling price, or third-party evidence (“TPE”) of selling price if VSOE of selling price is not available, or best estimate of selling price (“BESP”) if neither VSOE of selling price nor TPE of selling price is available. In determining VSOE of selling price, a substantial majority of the recent standalone sales of the deliverable must be priced within a relatively narrow range. In determining TPE of selling price, we evaluate competitor prices for similar deliverables when sold separately. Generally, comparable pricing of our products to those of our competitors with similar functionality cannot be obtained. In determining BESP, we consider both market data and entity-specific factors, including market conditions, the geographies in which our products are sold, our competitive position and strategy, and our profit objectives.

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

As of June 27, 2014, our reserve for excess and obsolete inventory was $38.0 million, or 12 percent of our gross inventory balance, which compares with our reserve of $35.8 million, or 11 percent of our gross inventory balance, as of June 28, 2013. We recorded $4.8 million, $6.7 million and $10.8 million in inventory write-downs that either reduced our reserve for excess and obsolete inventory or our income from continuing operations before income taxes during fiscal 2014, 2013 and 2012, respectively. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Goodwill

Goodwill in our Consolidated Balance Sheet as of June 27, 2014 and June 28, 2013 was $1,711.2 million and $1,692.0 million, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill using a two-step process. The first step is to identify potential impairment by comparing the fair value of each of our reporting units with its net book value, including goodwill, adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its adjusted net book value, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

Fiscal 2012, 2013 and 2014 Impairment Tests

In the fourth quarter of fiscal 2012, 2013 and 2014, we performed our annual impairment tests of our reporting units’ goodwill. We completed these tests with no adjustment required to the goodwill of any of our reporting units. For all of our reporting units, the fair value determination resulted in an amount that exceeded the reporting unit’s adjusted net book value by a substantial margin. See Note 3: Discontinued Operations in the Notes for information regarding impairments related to Broadcast Communications goodwill.

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

Our Consolidated Balance Sheet as of June 27, 2014 included current deferred tax assets of $112.2 million, non-current deferred tax assets of $87.3 million and current deferred tax liabilities of $2.1 million. This compares with current deferred tax assets of $121.2 million, non-current deferred tax assets of $124.8 million and current deferred tax liabilities of $1.8 million as of June 28, 2013. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $68.2 million as of June 27, 2014 and $74.1 million as of June 28, 2013. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

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

•

We depend on U.S. Government customers for a significant portion of our revenue, and the loss of these relationships, a reduction in U.S. Government funding or a change in U.S. Government spending priorities could have an adverse impact on our business, financial condition, results of operations and cash flows.

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

•

Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other long-term assets to become impaired, resulting in substantial losses and write-downs that would adversely affect our results of operations.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 27, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (1992 framework). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 27, 2014.

The Company’s independent registered certified public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 54 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited the accompanying consolidated balance sheets of Harris Corporation as of June 27, 2014 and June 28, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and equity, for each of the three fiscal years in the period ended June 27, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation at June 27, 2014 and June 28, 2013, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 27, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harris Corporation’s internal control over financial reporting as of June 27, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated August 25, 2014 expressed an unqualified opinion thereon.

/s/        ERNST & YOUNG LLP

Orlando, Florida

August 25, 2014

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited Harris Corporation’s internal control over financial reporting as of June 27, 2014, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Harris Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Harris Corporation maintained, in all material respects, effective internal control over financial reporting as of June 27, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harris Corporation as of June 27, 2014 and June 28, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and equity, for each of the three fiscal years in the period ended June 27, 2014 of Harris Corporation and our report dated August 25, 2014 expressed an unqualified opinion thereon.

/s/        ERNST & YOUNG LLP

Orlando, Florida

August 25, 2014

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended
	2014	2013	2012
	(In millions, except per share amounts)
Revenue from product sales and services
Revenue from product sales	$3,189.2	$3,203.7	$3,597.8
Revenue from services	1,822.8	1,908.0	1,853.5

	5,012.0	5,111.7	5,451.3
Cost of product sales and services
Cost of product sales	(1,857.1)	(1,919.4)	(2,137.6)
Cost of services	(1,453.4)	(1,465.6)	(1,431.7)

	(3,310.5)	(3,385.0)	(3,569.3)
Engineering, selling and administrative expenses	(819.6)	(914.5)	(940.9)
Non-operating income (loss)	4.3	(40.7)	11.5
Interest income	2.8	2.2	2.5
Interest expense	(93.6)	(109.1)	(113.2)

Income from continuing operations before income taxes	795.4	664.6	841.9
Income taxes	(256.2)	(202.7)	(286.0)

Income from continuing operations	539.2	461.9	555.9
Discontinued operations, net of income taxes	(5.0)	(353.4)	(528.1)

Net income	534.2	108.5	27.8
Noncontrolling interests, net of income taxes	0.6	4.5	2.8

Net income attributable to Harris Corporation	$534.8	$113.0	$30.6

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$539.8	$466.4	$558.7
Discontinued operations, net of income taxes	(5.0)	(353.4)	(528.1)

Net income	$534.8	$113.0	$30.6

Net income per common share attributable to Harris Corporation common shareholders
Basic net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$5.05	$4.19	$4.83
Discontinued operations	(0.05)	(3.18)	(4.57)

	$5.00	$1.01	$0.26

Diluted net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$5.00	$4.16	$4.80
Discontinued operations	(0.05)	(3.15)	(4.54)

	$4.95	$1.01	$0.26

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Years Ended
	2014	2013	2012
	(In millions)
Net income	$534.2	$108.5	$27.8
Other comprehensive income (loss):
Foreign currency translation	33.8	(32.6)	(45.4)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	(0.6)	0.1	0.8
Net unrealized gain (loss) on securities available-for-sale, net of income taxes	—	(2.7)	1.6
Amortization of loss on treasury lock, net of income taxes	0.5	0.6	0.5
Net unrecognized post-retirement obligations, net of income taxes	10.0	(1.4)	1.2

Other comprehensive income (loss), net of income taxes	43.7	(36.0)	(41.3)

Total comprehensive income (loss)	577.9	72.5	(13.5)
Comprehensive loss attributable to noncontrolling interests	0.6	4.5	2.8

Total comprehensive income (loss) attributable to Harris Corporation	$578.5	$77.0	$(10.7)

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	June 27, 2014	June 28, 2013
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$561.0	$321.0
Receivables	566.1	696.8
Inventories	618.7	668.7
Income taxes receivable	28.1	36.2
Current deferred income taxes	112.2	121.2
Other current assets	105.2	77.2
Assets of discontinued operations	—	27.0

Total current assets	1,991.3	1,948.1
Non-current Assets
Property, plant and equipment	728.1	653.2
Goodwill	1,711.2	1,692.0
Intangible assets	257.5	308.1
Non-current deferred income taxes	87.3	124.8
Other non-current assets	155.8	132.2

Total non-current assets	2,939.9	2,910.3

	$4,931.2	$4,858.4

Liabilities and Equity
Current Liabilities
Short-term debt	$58.3	$144.6
Accounts payable	324.3	339.5
Compensation and benefits	212.8	234.3
Other accrued items	249.8	255.8
Advance payments and unearned income	265.9	308.0
Current deferred income taxes	2.1	1.8
Current portion of long-term debt	1.4	13.4

Total current liabilities	1,114.6	1,297.4
Non-current Liabilities
Long-term debt	1,575.8	1,577.1
Long-term contract liability	83.8	96.8
Other long-term liabilities	331.6	325.9

Total non-current liabilities	1,991.2	1,999.8
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 105,509,073 shares at June 27, 2014 and 106,933,188 shares at June 28, 2013	105.5	106.9
Other capital	509.1	433.1
Retained earnings	1,226.3	1,079.9
Accumulated other comprehensive loss	(14.9)	(58.6)

Total shareholders’ equity	1,826.0	1,561.3
Noncontrolling interests	(0.6)	(0.1)

Total equity	1,825.4	1,561.2

	$4,931.2	$4,858.4

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended
	2014	2013	2012
	(In millions)
Operating Activities
Net income	$534.2	$108.5	$27.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204.3	220.6	260.3
Share-based compensation	35.4	32.9	34.7
Non-current deferred income taxes	31.7	(49.6)	(55.8)
Gain on sale of securities available-for-sale	—	(9.0)	—
Loss on sale of discontinued operations	5.0	32.2	—
Impairment of assets of discontinued operations	—	330.9	585.6
Impairment of assets	—	47.9	—
Write-off of capitalized software	—	17.8	—
Loss on prepayment of long-term debt	—	33.2	—
(Increase) decrease in:
Accounts and notes receivable	115.8	78.3	(15.2)
Inventories	50.1	(54.1)	(25.2)
Increase (decrease) in:
Accounts payable and accrued expenses	(50.0)	(46.0)	(33.8)
Advance payments and unearned income	(42.0)	82.5	23.8
Income taxes	17.1	(3.1)	51.7
Other	(52.4)	10.0	(1.0)

Net cash provided by operating activities	849.2	833.0	852.9

Investing Activities
Net cash paid for acquired businesses	—	—	(14.1)
Cash paid for intangible assets	(3.3)	—	—
Cash paid for cost-method investment	—	(0.8)	(1.0)
Additions of property, plant and equipment	(209.3)	(164.8)	(209.9)
Additions of capitalized software	—	(13.4)	(23.9)
Proceeds from sale of property, plant and equipment	8.0	—	—
Proceeds from sale of discontinued operations	42.0	147.4	—
Proceeds from sale of securities available-for-sale	—	11.9	—

Net cash used in investing activities	(162.6)	(19.7)	(248.9)

Financing Activities
Proceeds from borrowings	34.2	18.2	9.4
Repayments of borrowings	(133.9)	(364.6)	(34.3)
Payment of contingent consideration	—	(11.6)	—
Proceeds from exercises of employee stock options	141.3	97.9	28.2
Repurchases of common stock	(309.4)	(414.9)	(473.5)
Cash dividends	(180.3)	(164.7)	(139.6)

Net cash used in financing activities	(448.1)	(839.7)	(609.8)

Effect of exchange rate changes on cash and cash equivalents	1.5	(8.6)	(5.1)

Net increase (decrease) in cash and cash equivalents	240.0	(35.0)	(10.9)
Cash and cash equivalents, beginning of year	321.0	356.0	366.9

Cash and cash equivalents, end of year	$561.0	$321.0	$356.0

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance at July 1, 2011	$123.1	$471.2	$1,889.0	$18.7	$10.0	$2,512.0
Net income (loss)	—	—	30.6	—	(2.8)	27.8
Other comprehensive loss	—	—	—	(41.3)	—	(41.3)
Shares issued under stock incentive plans	1.3	24.7	—	—	—	26.0
Share-based compensation expense	—	34.7	—	—	—	34.7
Repurchases and retirement of common stock	(12.3)	(97.8)	(363.4)	—	—	(473.5)
Cash dividends ($1.22 per share)	—	—	(139.6)	—	—	(139.6)

Balance at June 29, 2012	112.1	432.8	1,416.6	(22.6)	7.2	1,946.1
Net income (loss)	—	—	113.0	—	(4.5)	108.5
Other comprehensive loss	—	—	—	(36.0)	—	(36.0)
Shares issued under stock incentive plans	3.1	94.8	—	—	—	97.9
Share-based compensation expense	—	30.1	—	—	—	30.1
Modification of share-based awards	—	(3.0)	—	—	—	(3.0)
Repurchases and retirement of common stock	(8.3)	(121.6)	(285.0)	—	—	(414.9)
Cash dividends ($1.48 per share)	—	—	(164.7)	—	—	(164.7)
Other activity related to noncontrolling interests	—	—	—	—	(2.8)	(2.8)

Balance at June 28, 2013	106.9	433.1	1,079.9	(58.6)	(0.1)	1,561.2
Net income (loss)	—	—	534.8	—	(0.6)	534.2
Other comprehensive income	—	—	—	43.7	—	43.7
Shares issued under stock incentive plans	3.2	138.0	—	—	—	141.2
Share-based compensation expense	—	34.7	—	—	—	34.7
Repurchases and retirement of common stock	(4.6)	(96.7)	(208.1)	—	—	(309.4)
Cash dividends ($1.68 per share)	—	—	(180.3)	—	—	(180.3)
Other activity related to noncontrolling interests	—	—	—	—	0.1	0.1

Balance at June 27, 2014	$105.5	$509.1	$1,226.3	$(14.9)	$(0.6)	$1,825.4

See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation — Our Consolidated Financial Statements include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Consolidated Financial Statements (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated.

See Note 3: Discontinued Operations for information regarding discontinued operations. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in our Consolidated Financial Statements and these Notes relate solely to our continuing operations.

At the beginning of the first quarter of fiscal 2014, to leverage the breadth of our information technology (“IT”) enterprise network and information assurance capabilities for the IT services market, we began managing our cyber security network testing operation as part of our Integrated Network Solutions segment rather than our Government Communications Systems segment. As a result, we reassigned $2.4 million of goodwill (determined on a relative fair value basis) to our Integrated Network Solutions segment from our Government Communications Systems segment. The historical results, discussion and presentation of our business segments as set forth in our Consolidated Financial Statements and these Notes have been adjusted to reflect the impact of this change to our business segment reporting structure for all periods presented in our Consolidated Financial Statements and these Notes.

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

Fiscal Year — Our fiscal year ends on the Friday nearest June 30. Fiscal 2014, 2013 and 2012 each included 52 weeks.

Cash and Cash Equivalents — Cash equivalents are temporary cash investments with a maturity of three or fewer months when purchased. These investments include accrued interest and are carried at the lower of cost or market.

Fair Value of Financial Instruments — The carrying amounts reflected in our Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, non-current receivables, notes receivable, accounts payable and short-term debt approximate their fair values. Fair values for long-term debt are primarily based on quoted market prices for those or similar instruments. See Note 22: Fair Value Measurements for additional information regarding fair values for our long-term debt. A discussion of fair values for our derivative financial instruments is included under the caption “Financial Instruments and Risk Management” in this Note 1: Significant Accounting Policies.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill — Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill using a two-step process. The first step is to identify potential impairment by comparing the fair value of each of our reporting units with its net book value, including goodwill, adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its adjusted net book value, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. See Note 8: Goodwill and Note 3: Discontinued Operations for additional information regarding goodwill.

Long-Lived Assets, Including Finite-Lived Intangible Assets — Long-lived assets, including finite-lived intangible assets, are amortized on a straight-line basis over their useful lives. We assess the recoverability of the carrying value of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. See Note 7: Property, Plant and Equipment and Note 9: Intangible Assets for additional information regarding long-lived assets and intangible assets.

In the fourth quarter of fiscal 2013, we recorded impairment charges totaling $34.7 million related to long-lived assets. These included an impairment in our Integrated Network Solutions segment related to intangible assets recorded in connection with our acquisition of Carefx Corporation (“Carefx”) in the fourth quarter of fiscal 2011, primarily resulting from a shift in strategy away from Carefx’s legacy products; an impairment in our Integrated Network Solutions segment related to an IT services contract vehicle, primarily based on impacts of sequestration and a new rule incorporated into the contract vehicle limiting bid opportunities for large businesses; and an impairment of other Company-owned assets based on recent market indications.

Other Assets and Liabilities — No assets within the “Other current assets” line item in our Consolidated Balance Sheet exceeded 5 percent of our total current assets as of June 27, 2014 or June 28, 2013. No assets within the “Other non-current assets” line item in our Consolidated Balance Sheet exceeded 5 percent of our total assets as of June 27, 2014 or June 28, 2013. No accrued liabilities or expenses within the “Other accrued items” or “Other long-term liabilities” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current liabilities or total liabilities, respectively, as of June 27, 2014 or June 28, 2013.

Income Taxes — We follow the liability method of accounting for income taxes. We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. See Note 21: Income Taxes for additional information regarding income taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On product sales in all our segments, we provide for future standard warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending on the product sold, customer and country in which we do business. In the case of products sold by us, our warranties start from the shipment, delivery or customer acceptance date and continue as follows:

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

In connection with Company-wide restructuring and other actions in the fourth quarter of fiscal 2013 to align resources with our business outlook and challenging fiscal environment, we incurred restructuring costs, net of government cost reimbursement, of $16.6 million for workforce reductions (including severance and other employee-related exit costs) and $12.1 million for facility consolidation. This resulted in charges of $9.2 million, $0.4 million, $6.5 million and $12.6 million in our RF Communications, Integrated Network Solutions and Government Communications Systems segments and at our corporate headquarters, respectively. As of the end of fiscal 2013, we had recorded liabilities of $26.0 million associated with these restructuring actions, of which the majority was paid during fiscal 2014.

Revenue Recognition — Our segments have the following revenue recognition policies:

Development and Production Contracts:    Estimates and assumptions, and changes therein, are important in connection with, among others, our segments’ revenue recognition policies related to development and production contracts. Revenue and profits related to development and production contracts are recognized using the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total costs at completion (i.e., the cost-to-cost method) with consideration given for risk of performance and estimated profit. Revenue and profits on cost-reimbursable development and production contracts are recognized as allowable costs are incurred on the contract, and become billable to the customer, in an amount equal to the allowable costs plus the profit on those costs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimates of total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income by $53.3 million ($.33 per diluted share) in fiscal 2014, $47.1 million ($.29 per diluted share) in fiscal 2013 and $38.4 million ($.20 per diluted share) in fiscal 2012.

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

Multiple-Element Arrangements:    We have entered into arrangements other than development and production contracts that require the delivery or performance of multiple deliverables or elements under a bundled sale. These arrangements are most prevalent in our RF Communications and Integrated Network Solutions segments. For example, in our RF Communications segment, in addition to delivering secure tactical radios and accessories, we may be required to perform or provide installation, design and development solutions for custom communication infrastructures, and extended warranties. In our Integrated Network Solutions segment, the deliverables to our maritime customers may include satellite bandwidth services (voice, data and internet), terrestrial circuits, equipment, installation, and network operations center and other support services.

For arrangements with multiple elements, judgment is required to determine the appropriate accounting, including whether the individual deliverables represent separate units of accounting for revenue recognition purposes, and the timing of revenue recognition for each deliverable. We recognize revenue for contractual deliverables as separate units of accounting when the delivered items have value to the customer on a standalone basis (i.e., if they are sold separately by any vendor or the customer could resell the delivered items on a standalone basis) and, if the arrangement includes a general right of return relative to the delivered items, we consider delivery or performance of the undelivered items as probable and substantially in our control.

Deliverables that are not separable are accounted for as a combined unit of accounting, and revenue generally is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is reasonably assured, and delivery of a product has occurred and title has transferred or services have been rendered. If we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

determine that the deliverables represent separate units of accounting, we recognize the revenue associated with each unit of accounting separately, and contract revenue is allocated among the separate units of accounting at the inception of the arrangement based on relative selling price. If options or change orders materially change the scope of work or price of the contract subsequent to inception, we reevaluate and adjust our prior conclusions regarding units of accounting and allocation of contract revenue as necessary. The allocation of selling price among the separate units of accounting may impact the timing of revenue recognition, but will not change the total revenue recognized on the arrangement. We establish the selling price used for each deliverable based on the vendor-specific objective evidence (“VSOE”) of selling price, or third-party evidence (“TPE”) of selling price if VSOE of selling price is not available, or best estimate of selling price (“BESP”) if neither VSOE of selling price nor TPE of selling price is available. In determining VSOE of selling price, a substantial majority of the recent standalone sales of the deliverable must be priced within a relatively narrow range. In determining TPE of selling price, we evaluate competitor prices for similar deliverables when sold separately. Generally, comparable pricing of our products to those of our competitors with similar functionality cannot be obtained. In determining BESP, we consider both market data and entity-specific factors, including market conditions, the geographies in which our products are sold, our competitive position and strategy, and our profit objectives.

Bill-and-Hold Arrangements:    Certain contracts include terms and conditions through which we recognize revenue upon completion of equipment production, which is subsequently stored at our location at the customer’s request. Revenue is recognized on such contracts upon the customer’s assumption of title and risk of ownership and when collectibility is reasonably assured. At the time of revenue recognition, there is a schedule of delivery of the product consistent with the customer’s business practices, the product has been separated from our inventory, and we do not have any remaining performance obligations such that the earnings process is not complete.

Other:    Net income or expense related to intellectual property matters is included as a component of the “Non-operating income (loss)” line item in our Consolidated Statement of Income and is recognized on the basis of terms specified in contractual agreements. Shipping and handling fees billed to customers are included in the “Revenue from product sales” line item in our Consolidated Statement of Income and the associated costs are included in the “Cost of product sales” line item in our Consolidated Statement of Income. Also, we record taxes collected from customers and remitted to governmental authorities on a net basis in that they are excluded from revenues.

Retirement and Post-Employment Benefits — As of June 27, 2014, we provide retirement benefits to substantially all U.S.-based employees primarily through a defined contribution retirement plan that includes a 401(k) plan and certain non-qualified deferred compensation plans. The defined contribution retirement plan has matching and savings elements. Contributions by us to the retirement plan are based on employees’ savings with no other funding requirements. We may make additional contributions to the retirement plan at our discretion. Retirement and post-employment benefits also include a defined benefit plan in the United Kingdom that is closed to new participants and an unfunded limited healthcare plan for U.S.-based retirees and employees on long-term disability. We estimate benefits for these plans using actuarial valuations that are based in part on certain key assumptions we make, including the discount rate, the expected long-term rate of return on plan assets, the rates of increase in future compensation levels, healthcare cost trend rates and employee turnover and mortality, each as appropriate based on the nature of the plans. We accrue the cost of these benefits during an employee’s active service life, except in the case of our healthcare plan for disabled employees, the costs of which we accrue when the disabling event occurs.

Retirement and post-employment benefit expenses amounted to $46.6 million in fiscal 2014, $49.8 million in fiscal 2013 and $47.4 million in fiscal 2012.

Environmental Expenditures — We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and reasonably estimable.

We are named as a potentially responsible party at 14 sites where future liabilities could exist. These sites include 1 site owned by us, 9 sites associated with our former graphics, broadcast communications or semiconductor locations, and 4 treatment or disposal sites not owned by us that contain hazardous substances allegedly attributable to us from past operations. Based on an assessment of relevant factors, we have estimated that our discounted liability under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and other environmental statutes and regulations for identified sites, using an 8.5 percent discount rate, is approximately $5.1 million. The current portion of this liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet. The estimated aggregate undiscounted amount that will be incurred over the next 10 years is approximately $7.7 million. The estimated payments for the next five years are approximately $0.8 million per year, and the aggregate amount thereafter is approximately $3.6 million. The relevant factors we considered in estimating our potential liabilities under

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Superfund Act and other environmental statutes and regulations include cost-sharing agreements with other parties and potential indemnification from successor and predecessor owners of these sites. We do not believe that any uncertainties regarding these relevant factors will materially affect our potential liability under the Superfund Act and other environmental statutes and regulations.

Financial Guarantees and Commercial Commitments — Financial guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. As of June 27, 2014, there were no such contingent commitments accrued for in our Consolidated Balance Sheet.

We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers. As of June 27, 2014, we had total commercial commitments, including performance guarantees, of $727.4 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In April 2014, the FASB issued an accounting standards update that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement and continuing cash flows with discontinued operations. This standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is to be applied prospectively and is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2014, which for us is our fiscal 2016. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards and supersedes some cost guidance for construction-type and production-type contracts. The guidance in this standard is principles-based, and accordingly, entities will be required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. The guidance in this standard is applicable to all contracts with customers, regardless of industry-specific or transaction-specific fact patterns. Additionally, this standard provides guidance for transactions that were not previously addressed comprehensively (e.g., service revenue, contract modifications, and licenses of intellectual property) and modifies guidance for multiple-element arrangements. The core principle of this standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To help financial statement users better understand the nature, amount, timing and potential uncertainty of the revenue that is recognized, this standard requires significantly more interim and annual disclosures. This standard allows for either “full retrospective” adoption (application to all periods presented) or “modified retrospective” adoption (application to only the most current period presented in the financial statements, as well as certain additional required footnote disclosures). This standard is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, which for us is our fiscal 2018. We are currently evaluating the impact this standard will have on our financial position, results of operations and cash flows.

NOTE 3: DISCONTINUED OPERATIONS

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our cyber integrated solutions operation (“CIS”), which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. On August 27, 2013, we completed the sale of the remaining assets of CIS for $35 million, including $28 million in cash and a $7 million subordinated promissory note. In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest our broadcast communications operation (“Broadcast Communications”),

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

which provided digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Annual Report on Form 10-K for fiscal 2012. On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment, which is currently in litigation), a $15 million subordinated promissory note (which was collected in fiscal 2014) and an earnout of up to $50 million based on future performance. Should the litigation related to the post-closing working capital adjustment to the purchase price be resolved unfavorably to us, we believe such an outcome would not have a material adverse effect on our financial condition, results of operations or cash flows. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment.

Discontinued operations in fiscal 2014 consisted of an $18.0 million ($6.9 million after-tax) increase in the loss on sale of Broadcast Communications from miscellaneous adjustments for contingencies related to the disposition, and a $3.1 million ($1.9 million after-tax) gain on sale of the remaining assets of CIS. In fiscal 2014, the $9.9 million discontinued operations tax benefit included a $4.8 million tax benefit recorded in the third quarter of fiscal 2014, primarily related to the realization of additional tax deductions in respect of Broadcast Communications on various fiscal 2013 tax returns compared with our recorded estimates at the end of fiscal 2013. Discontinued operations in fiscal 2013 included a loss of $32.7 million ($32.2 million after-tax) on the sale of Broadcast Communications in the third quarter of fiscal 2013, as well as non-cash impairment charges totaling $314.4 million ($297.3 million after-tax) recorded during the first two quarters of fiscal 2013 related to Broadcast Communications based on indicators of value, including financial performance, market conditions, indications of value from interested parties and our entering into a definitive Asset Sale Agreement relating to the sale of Broadcast Communications. Additionally, based on market indications during fiscal 2013, we recorded non-cash impairment charges totaling $16.5 million ($10.1 million after-tax) to write down assets of CIS to their estimated fair value, less estimated costs to sell.

Summarized financial information for our discontinued operations related to CIS and Broadcast Communications is as follows:

	2014	2013	2012
	(In millions)
Revenue from product sales and services	$—	$259.7	$512.7

Loss before income taxes	$—	$(342.1)	$(627.2)
Income taxes	—	20.9	99.1

Loss from discontinued operations	—	(321.2)	(528.1)
Loss on sale of discontinued operations, net of income tax benefit of $9.9 million and $.5 million in fiscal 2014 and 2013, respectively	(5.0)	(32.2)	—

Discontinued operations, net of income taxes	$(5.0)	$(353.4)	$(528.1)

Property, plant and equipment		$27.0
Total assets		27.0
Net assets of discontinued operations		27.0

NOTE 4:  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were as follows:

	2014 (1)	2013 (1)
	(In millions)
Foreign currency translation	$6.6	$(27.2)
Net unrealized gain on hedging derivatives, net of income taxes	0.2	0.8
Unamortized loss on treasury lock, net of income taxes	(1.9)	(2.4)
Unrecognized post-retirement obligations, net of income taxes of $9.5 million and $15.8 million at June 27, 2014 and June 28, 2013, respectively	(19.8)	(29.8)

	$(14.9)	$(58.6)

(1)	Reclassifications out of accumulated other comprehensive loss to earnings were not material for fiscal 2014 or 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5:  RECEIVABLES

Receivables are summarized below:

	2014	2013
	(In millions)
Accounts receivable	$457.9	$569.3
Unbilled costs and accrued earnings on cost-plus contracts	115.5	120.8
Notes receivable due within one year, net	—	15.2

	573.4	705.3
Less allowances for collection losses	(7.3)	(8.5)

	$566.1	$696.8

We expect to bill during fiscal 2015 substantially all unbilled costs outstanding on cost-plus contracts at June 27, 2014.

NOTE 6:  INVENTORIES

Inventories are summarized below:

	2014	2013
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$347.2	$386.3
Finished products	104.8	123.9
Work in process	35.7	35.0
Raw materials and supplies	131.0	123.5

	$618.7	$668.7

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $100.7 million at June 27, 2014 and $145.3 million at June 28, 2013.

NOTE 7:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	2014	2013
	(In millions)
Land	$12.7	$13.0
Software capitalized for internal use	135.5	110.5
Buildings	492.4	420.4
Machinery and equipment	1,103.6	1,022.0

	1,744.2	1,565.9
Less accumulated depreciation and amortization	(1,016.1)	(912.7)

	$728.1	$653.2

Depreciation and amortization expense related to property, plant and equipment was $142.1 million, $146.4 million and $143.0 million in fiscal 2014, 2013 and 2012, respectively.

NOTE 8:  GOODWILL

Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Changes in the carrying amount of goodwill for the fiscal years ended June 27, 2014 and June 28, 2013, by business segment, were as follows:

	RF Communications	Integrated Network Solutions	Government Communications Systems	Total
	(In millions)
Balance at June 29, 2012	$422.8	$982.1	$290.4	$1,695.3
Currency translation adjustments	(0.7)	(2.6)	—	(3.3)

Balance at June 28, 2013	422.1	979.5	290.4	1,692.0
Currency translation adjustments	(0.8)	20.0	—	19.2

Balance at June 27, 2014	$421.3	$999.5	$290.4	$1,711.2

The balances shown for our Integrated Network Solutions and Government Communications Systems segments reflect that we reassigned $2.4 million of goodwill (determined on a relative fair value basis) to our Integrated Network Solutions segment from our Government Communications Systems segment in connection with our transition at the beginning of the first quarter of fiscal 2014 in managing our cyber security network testing operation as part of our Integrated Network Solutions segment rather than our Government Communications Systems segment, as described in Note 1: Significant Accounting Policies.

NOTE 9:  INTANGIBLE ASSETS

We assess the recoverability of the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

Intangible assets are summarized below:

	2014			2013
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)
Customer relationships	$343.8	$164.3	$179.5	$340.4	$134.3	$206.1
Developed technologies	101.8	55.2	46.6	101.3	43.2	58.1
Contract backlog	66.1	47.8	18.3	107.4	76.5	30.9
Trade names	25.5	16.9	8.6	26.0	13.4	12.6
Other	5.4	0.9	4.5	0.5	0.1	0.4

Total intangible assets	$542.6	$285.1	$257.5	$575.6	$267.5	$308.1

In the fourth quarter of fiscal 2013, we recorded impairment charges totaling $16.7 million in our Integrated Network Solutions segment related to intangible assets recorded in connection with our acquisition of Carefx in the fourth quarter of fiscal 2011, primarily resulting from a shift in strategy away from Carefx’s legacy products. The $16.7 million of impairment charges were comprised of $5.4 million, $4.8 million, $5.4 million and $1.1 million for intangible assets related to customer relationships, developed technologies, contract backlog and trade names, respectively. Additionally, in the fourth quarter of fiscal 2013, we recorded a $12.3 million impairment charge in our Integrated Network Solutions segment related to an IT services contract vehicle (included in the “Other” intangible asset category in the table above), primarily based on impacts of sequestration and a new rule incorporated into the contract vehicle limiting bid opportunities for large businesses.

Amortization expense related to intangible assets was $59.3 million, $74.5 million and $78.6 million in fiscal 2014, 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future estimated amortization expense for intangible assets is as follows:

Total
(In millions)
Fiscal Years:
2015	$58.2
2016	45.5
2017	42.2
2018	27.8
2019	25.3
Thereafter	58.5

Total	$257.5

NOTE 10:  ACCRUED WARRANTIES

Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Consolidated Balance Sheet, during fiscal 2014 and 2013, were as follows:

	2014	2013
	(In millions)
Balance at beginning of fiscal year	$39.9	$40.4
Warranty provision for sales made during fiscal year	15.0	17.4
Settlements made during fiscal year	(16.0)	(16.0)
Other adjustments to warranty liability, including those for foreign currency translation, during fiscal year	(5.6)	(1.9)

Balance at end of fiscal year	$33.3	$39.9

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties at June 27, 2014 and June 28, 2013 was $38.9 million and $34.6 million, respectively, and is included within the “Advance payments and unearned income” and “Other long-term liabilities” line items in our Consolidated Balance Sheet.

NOTE 11:  CREDIT ARRANGEMENTS

2012 Credit Agreement:    On September 28, 2012, we established a new $1 billion 5-year senior unsecured revolving credit facility (the “2012 Credit Facility”) by entering into a Revolving Credit Agreement (the “2012 Credit Agreement”) with a syndicate of lenders that replaced our prior credit facilities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The 2012 Credit Agreement contains certain customary representations and certain customary covenants, including covenants limiting: certain liens on assets; certain mergers, consolidations or sales of assets; certain sale and leaseback transactions; certain vendor financing investments; and certain investments in unrestricted subsidiaries; and a covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2012 Credit Agreement, to be greater than 0.60 to 1.00 at any time. We were in compliance with the covenants in the 2012 Credit Agreement at June 27, 2014. The 2012 Credit Agreement contains certain events of default, including: failure to make payments; failure to perform or observe terms, covenants or agreements; material inaccuracy of any representation or warranty; payment default under other indebtedness with a principal amount in excess of $100 million or acceleration of or ability to accelerate such other indebtedness; occurrence of one or more final judgments or orders for the payment of money in excess of $100 million that remain unsatisfied; incurrence of certain ERISA liability in excess of $100 million; any bankruptcy or insolvency; invalidity of 2012 Credit Agreement documentation; or a change of control (as defined in the 2012 Credit Agreement, including if a person or group becomes the beneficial owner of 25 percent or more of our voting stock). If an event of default occurs, then the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees. All principal amounts borrowed or outstanding under the 2012 Credit Agreement are due on September 28, 2017, unless the commitments are terminated earlier either at our request or if certain events of default occur. At June 27, 2014, we had no borrowings outstanding under the 2012 Credit Agreement, but we had $30 million of short-term debt outstanding under our commercial paper program that was supported by the 2012 Credit Facility.

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

NOTE 12:  SHORT-TERM DEBT

Our short-term debt at June 27, 2014 and June 28, 2013 was $58.3 million and $144.6 million, respectively. The weighted-average interest rate for our short-term debt was 2.8 percent at June 27, 2014 and 0.8 percent at June 28, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13:  LONG-TERM DEBT

Long-term debt is summarized below:

	2014	2013
	(In millions)
5.95% notes, due December 1, 2017	$400.0	$400.0
6.375% notes, due June 15, 2019	350.0	350.0
4.4% notes, due December 15, 2020	400.0	400.0
7.0% debentures, due January 15, 2026	100.0	100.0
6.35% debentures, due February 1, 2028	25.8	25.8
6.15% notes, due December 15, 2040	300.0	300.0
Other	1.4	14.7

Total debt	1,577.2	1,590.5
Less: current portion of debt	(1.4)	(13.4)

Total long-term debt	$1,575.8	$1,577.1

The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2014 and, in total, thereafter are: $1.4 million in fiscal 2015; none in fiscal 2016; none in fiscal 2017; $400.0 million in fiscal 2018; $350.0 million in fiscal 2019; and $825.8 million thereafter. All of our outstanding long-term debt is unsubordinated and unsecured with equal ranking.

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

NOTE 14:  STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION

As of June 27, 2014, we had two shareholder-approved employee stock incentive plans (“SIPs”), including the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) (“Restated EIP”), under which options or other share-based compensation was outstanding, and we have granted the following types of share-based awards under these SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs).

Summary of Share-Based Compensation Expense

The following table summarizes the amounts and classification of share-based compensation expense:

	2014	2013	2012
	(In millions)
Total expense	$35.4	$32.9	$34.7

Included in:
Cost of product sales and services	$4.7	$2.4	$3.2
Engineering, selling and administrative expenses	30.7	30.5	31.5

Income from continuing operations	35.4	32.9	34.7
Tax effect on share-based compensation expense	(11.4)	(10.0)	(11.8)

Total share-based compensation expense after-tax	$24.0	$22.9	$22.9

Compensation cost related to share-based compensation arrangements that was capitalized as part of inventory or fixed assets in fiscal 2014, 2013 and 2012 was not material.

Shares of common stock remaining available for future issuance under our SIPs totaled 10,474,951 as of June 27, 2014. In fiscal 2014, we issued an aggregate of 3,144,685 shares of common stock under the terms of our SIPs, which is net of shares withheld for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The fair value as of the grant date of each option award was determined using the Black-Scholes-Merton option-pricing model which uses assumptions noted in the following table. Expected volatility is based on implied volatility from traded options on our common stock and the historical volatility of our stock price over the expected term of the options. The expected term of the options is based on historical observations of our common stock over the past ten years, considering average years to exercise for all options exercised, average years to cancellation for all options cancelled and average years remaining for outstanding options, which is calculated based on the weighted-average vesting period plus the weighted-average of the difference between the vesting period and average years to exercise and cancellation. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

A summary of the significant assumptions used in determining the fair value of stock option grants under our SIPs is as follows:

	2014	2013	2012
Expected dividends	2.8%	3.0%	2.2%
Expected volatility	30.7%	33.5%	34.6%
Risk-free interest rates	1.7%	0.7%	0.9%
Expected term (years)	5.10	5.23	5.10

A summary of stock option activity under our SIPs as of June 27, 2014 and changes during fiscal 2014 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In millions)
Stock options outstanding at June 28, 2013	5,787,394	$44.00
Stock options forfeited or expired	(380,202)	$49.04
Stock options granted	1,398,050	$57.07
Stock options exercised	(2,931,598)	$45.45

Stock options outstanding at June 27, 2014	3,873,644	$47.13	7.66	$111.76

Stock options exercisable at June 27, 2014	1,455,342	$41.42	6.19	$50.30

The weighted-average grant-date fair value was $12.40 per share, $10.32 per share and $9.44 per share for options granted during fiscal 2014, 2013 and 2012, respectively. The total intrinsic value of options exercised during fiscal 2014, 2013 and 2012 was $51.0 million, $28.9 million and $16.2 million, respectively, at the time of exercise.

A summary of the status of our nonvested stock options at June 27, 2014 and changes during fiscal 2014 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested stock options at June 28, 2013	2,552,788	$10.19
Stock options granted	1,398,050	$12.40
Stock options vested	(1,532,536)	$10.52

Nonvested stock options at June 27, 2014	2,418,302	$11.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 27, 2014, there was $27.2 million of total unrecognized compensation cost related to nonvested stock options granted under our SIPs. This cost is expected to be recognized over a weighted-average period of 1.54 years. The total fair value of stock options that vested during fiscal 2014, 2013 and 2012 was approximately $16.1 million, $22.7 million and $17.8 million, respectively.

Restricted Stock and Restricted Stock Unit Awards

The following information relates to awards of restricted stock and restricted stock units that have been granted to employees under our Restated EIP. The restricted stock and restricted stock units are not transferable until vested and the restrictions lapse upon the achievement of continued employment over a specified time period.

The fair value as of the grant date of each restricted stock or restricted stock unit award is based on the closing price of our common stock on the date of grant and is amortized to compensation expense over the vesting period. At June 27, 2014, there were 3,750 shares of restricted stock and 685,106 restricted stock units outstanding, all of which were payable in shares.

A summary of the status of our restricted stock and restricted stock units at June 27, 2014 and changes during fiscal 2014 is as follows:

	Shares	Weighted- Average Grant Price Per Share
Restricted stock and restricted stock units outstanding at June 28, 2013	723,514	$42.29
Restricted stock and restricted stock units granted	291,250	$61.39
Restricted stock and restricted stock units vested	(275,195)	$44.67
Restricted stock and restricted stock units forfeited	(50,713)	$48.62

Restricted stock and restricted stock units outstanding at June 27, 2014	688,856	$48.95

As of June 27, 2014, there was $16.2 million of total unrecognized compensation cost related to restricted stock and restricted stock unit awards under our Restated EIP. This cost is expected to be recognized over a weighted-average period of 1.27 years. The weighted-average grant date price per share of restricted stock and per unit of restricted stock units granted during fiscal 2014, 2013 and 2012 was $61.39, $46.54 and $37.67, respectively. The total fair value of restricted stock and restricted stock units that vested during fiscal 2014, 2013 and 2012 was approximately $12.3 million, $11.4 million and $6.0 million, respectively.

Performance Share and Performance Share Unit Awards

The following information relates to awards of performance shares and performance share units that have been granted to employees under our Restated EIP. Generally, performance share and performance share unit awards are subject to performance criteria such as meeting predetermined operating income and return on invested capital targets (and market conditions, such as total shareholder return, for such awards granted beginning in fiscal 2011) for a 3-year performance period. These awards also generally vest at the expiration of the same 3-year period. The final determination of the number of shares to be issued in respect of an award is made by our Board of Directors or a committee of our Board of Directors.

The fair value as of the grant date of each performance share or performance share unit award was determined based on a fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting. The fair value of each performance share or performance share unit award is amortized to compensation expense over the vesting period if achievement of the performance measures is considered probable. At June 27, 2014, there were no performance shares outstanding, and there were 811,323 performance share units outstanding, all of which were payable in shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our performance shares and performance share units at June 27, 2014 and changes during fiscal 2014 is as follows:

	Shares	Weighted- Average Grant Price Per Share
Performance shares and performance share units outstanding at June 28, 2013	721,972	$43.03
Performance share units granted	312,550	$59.17
Performance shares and performance share units vested	(86,047)	$40.52
Performance shares and performance share units forfeited	(137,152)	$48.68

Performance share units outstanding at June 27, 2014	811,323	$48.56

As of June 27, 2014, there was $17.1 million of total unrecognized compensation cost related to performance share and performance share unit awards under our Restated EIP. This cost is expected to be recognized over a weighted-average period of 1.24 years. The weighted-average grant date price per share of performance shares and per unit of performance share units granted during fiscal 2014, 2013 and 2012 was $59.17, $45.92 and $37.56, respectively. The total fair value of performance shares and performance share units that vested during fiscal 2014, 2013 and 2012 was approximately $3.5 million, $17.9 million and $17.2 million, respectively.

NOTE 15:  INCOME FROM CONTINUING OPERATIONS PER SHARE

The computations of income from continuing operations per share are as follows (in this Note 15, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders):

	2014	2013	2012
	(In millions, except per share amounts)
Income from continuing operations	$539.8	$466.4	$558.7
Adjustments for participating securities outstanding	(3.8)	(3.5)	(7.3)

Income from continuing operations used in per basic and diluted common share calculations (A)	$536.0	$462.9	$551.4

Basic weighted average common shares outstanding (B)	106.1	110.5	114.2
Impact of dilutive share-based awards	1.2	0.7	0.6

Diluted weighted average common shares outstanding (C)	107.3	111.2	114.8

Income from continuing operations per basic common share (A)/(B)	$5.05	$4.19	$4.83
Income from continuing operations per diluted common share (A)/(C)	$5.00	$4.16	$4.80

Potential dilutive common shares primarily consist of employee stock options and performance share and performance share unit awards. Employee stock options to purchase approximately 651,904, 3,164,450 and 5,151,746 shares of our common stock were outstanding at the end of fiscal 2014, 2013 and 2012, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive.

NOTE 16:  RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs are expensed as incurred. These costs were $264.1 million, $254.1 million and $218.9 million in fiscal 2014, 2013 and 2012, respectively, and are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. These costs in fiscal 2013 included a $17.8 million write-off of capitalized software in our Integrated Network Solutions segment as a result of a change in accounting estimate. Customer-sponsored research and development costs are incurred pursuant to contractual arrangements, principally U.S. Government-sponsored contracts requiring us to provide a product or service meeting certain defined performance or other specifications (such as designs), and are accounted for principally by the cost-to-cost percentage-of-completion method. Customer-sponsored research and development is included in our revenue and cost of product sales and services.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17:  INTEREST EXPENSE

Total interest expense was $93.6 million, $109.1 million and $113.2 million in fiscal 2014, 2013 and 2012, respectively. Interest paid was $92.6 million, $109.9 million and $109.6 million in fiscal 2014, 2013 and 2012, respectively.

NOTE 18:  LEASE COMMITMENTS

Total rental expense amounted to $48.3 million, $48.2 million and $47.9 million in fiscal 2014, 2013 and 2012, respectively. Future minimum rental commitments under leases with an initial lease term in excess of one year, primarily for land and buildings, amounted to approximately $221.0 million at June 27, 2014. These commitments for the five years following fiscal 2014 and, in total, thereafter are: fiscal 2015 — $45.4 million; fiscal 2016 — $37.8 million; fiscal 2017 — $31.6 million; fiscal 2018 — $21.1 million; fiscal 2019 — $16.7 million; and $68.4 million thereafter. These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any of these individual leases material to our operations. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter.

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

At June 27, 2014, we had open foreign currency forward contracts with a notional amount of $155.7 million, of which $119.6 million were classified as fair value hedges and $36.1 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with a notional amount of $58.5 million at June 28, 2013, of which $47.7 million were classified as fair value hedges and $10.8 million were classified as cash flow hedges. At June 27, 2014, contract expiration dates ranged from less than 1 month to 12 months, with a weighted average contract life of 2 months.

Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales” line item in our Consolidated Statement of Income. As of June 27, 2014, we had outstanding foreign currency forward contracts denominated in the British Pound, Norwegian Krone, Singapore Dollar, Mexican Peso, Euro and Australian Dollar to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in fiscal 2014, 2013 or 2012. In addition, no amounts were recognized in earnings in fiscal 2014, 2013 or 2012 related to hedged firm commitments that no longer qualify as fair value hedges.

Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are being used to hedge currency exposures from cash flows anticipated across our business segments. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of June 27, 2014, we had outstanding foreign currency forward contracts denominated in the Brazilian Real, British Pound, Australian Dollar and Canadian Dollar to hedge certain forecasted transactions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in fiscal 2014, 2013 or 2012. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive loss” line item in our Consolidated Balance Sheet as of June 27, 2014 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

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

See Note 22: Fair Value Measurements for the amount of the assets and liabilities related to the foreign currency forward contracts in our Consolidated Balance Sheet as of June 27, 2014, and see our Consolidated Statement of Comprehensive Income for additional information on changes in accumulated other comprehensive loss for the three fiscal years ended June 27, 2014.

NOTE 20:  NON-OPERATING INCOME (LOSS)

The components of non-operating income (loss) were as follows:

	2014	2013	2012
	(In millions)
Loss on prepayment of long-term debt (1)	$—	$(33.2)	$—
Impairment of cost-method investment	—	(10.8)	—
Impairment of investment in joint venture	—	(6.4)	—
Gain on sale of securities available-for-sale	—	9.0	—
Net income related to intellectual property matters	4.3	0.6	11.1
Equity method investment income	—	0.1	0.4

	$4.3	$(40.7)	$11.5

(1)	The loss in fiscal 2013 reflected a charge associated with our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015.

NOTE 21:  INCOME TAXES

The provisions for current and deferred income taxes are summarized as follows:

	2014	2013	2012
	(In millions)
Current:
United States	$213.0	$189.4	$240.2
International	10.8	12.0	6.2
State and local	12.6	20.8	27.5

	236.4	222.2	273.9

Deferred:
United States	4.6	(17.0)	15.9
International	0.4	(2.8)	(2.8)
State and local	14.8	0.3	(1.0)

	19.8	(19.5)	12.1

	$256.2	$202.7	$286.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The total income tax provision is summarized as follows:

	2014	2013	2012
	(In millions)
Continuing operations	$256.2	$202.7	$286.0
Discontinued operations	(9.9)	(21.4)	(99.1)

Total income tax provision	$246.3	$181.3	$186.9

The components of deferred income tax assets (liabilities) were as follows:

	2014		2013
	Current	Non-Current	Current	Non-Current
	(In millions)
Inventory valuations	$14.7	$—	$14.6	$—
Accruals	89.5	106.3	99.4	101.0
Depreciation	—	(12.5)	—	(9.1)
Domestic tax loss and credit carryforwards	—	18.6	—	24.4
International tax loss and credit carryforwards	—	40.4	—	42.2
International research and development expense deferrals	—	20.9	—	34.4
Acquired intangibles	—	(71.2)	—	(72.5)
Share-based compensation	—	25.1	—	32.0
Unfunded pension liability	—	9.5	—	15.7
Unrecognized tax benefits	—	12.8	—	13.6
All other — net	13.9	(2.4)	11.9	10.7

	118.1	147.5	125.9	192.4
Valuation allowance	(8.0)	(60.2)	(6.5)	(67.6)

	$110.1	$87.3	$119.4	$124.8

A reconciliation of the United States statutory income tax rate to our effective income tax rate follows:

	2014	2013	2012
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes	2.0	1.5	1.4
International income	(1.1)	—	0.8
Research and development tax credit	(0.9)	(1.3)	(0.5)
U.S. production activity benefit	(2.7)	(3.1)	(3.0)
Settlement of tax audits	(0.6)	(1.2)	—
Other items	0.5	(0.4)	0.3

Effective income tax rate	32.2%	30.5%	34.0%

State and local income taxes allocable to certain U.S. Government contracts are included in our operating expenses and, therefore, are not included in our provision for income taxes. We have made no provision for U.S. income taxes on $266.6 million of undistributed earnings of international subsidiaries because of our intention to reinvest those earnings indefinitely. Determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable. Tax loss and credit carryforwards as of June 27, 2014 have expiration dates ranging between one year and no expiration in certain instances. The amount of Federal, international, and state and local tax loss carryforwards as of June 27, 2014 were $29.2 million, $89.5 million and $7.6 million, respectively. Income (loss) from continuing operations before income taxes of international subsidiaries was $59.2 million, $3.9 million and $15.2 million in fiscal 2014, 2013 and 2012, respectively. Income taxes paid were $194.1 million, $212.9 million and $205.2 million in fiscal 2014, 2013 and 2012, respectively. The valuation allowance decreased $5.9 million from $74.1 million at the end of fiscal 2013 to $68.2 million at the end of fiscal 2014. The valuation allowance has been established for financial reporting purposes to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2014	2013	2012
	(In millions)
Balance at beginning of fiscal year	$73.5	$48.3	$48.4
Additions based on tax positions taken during current fiscal year	7.0	16.9	2.7
Additions based on tax positions taken during prior fiscal years	18.5	20.3	10.4
Decreases based on tax positions taken during prior fiscal years	(11.8)	(9.7)	(11.7)
Decreases from settlements	(14.9)	(2.1)	(1.4)
Decreases from lapse of statutes of limitations	(0.4)	(0.2)	(0.1)

Balance at end of fiscal year	$71.9	$73.5	$48.3

As of June 27, 2014, we had $71.9 million of unrecognized tax benefits, of which $58.3 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. As of June 28, 2013, we had $73.5 million of unrecognized tax benefits, of which $43.3 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We had accrued $12.8 million for the potential payment of interest and penalties as of June 27, 2014 (and this amount was not included in the $71.9 million of unrecognized tax benefits balance at June 27, 2014 shown above) and $10.7 million of this total could favorably impact future tax rates. We had accrued $11.3 million for the potential payment of interest and penalties as of June 28, 2013 (and this amount was not included in the $73.5 million of unrecognized tax benefits balance at June 28, 2013 shown above) and $9.0 million of this total could favorably impact future tax rates.

We file numerous separate and consolidated income tax returns reporting our financial results and, where appropriate, those of our subsidiaries and affiliates, in the U.S. Federal jurisdiction, and various state, local and foreign jurisdictions. Pursuant to the Compliance Assurance Process, the Internal Revenue Service (“IRS”) is examining fiscal 2010, fiscal 2011, fiscal 2012, fiscal 2013, fiscal 2014 and fiscal 2015. We are currently under examination by the Canadian Revenue Agency for fiscal years 2007 through 2010, and we are appealing portions of a Canadian assessment relating to fiscal years 2000 through 2006. We are currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 1997 through 2012. It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes cannot be made because of the significant number of jurisdictions in which we do business and the number of open tax periods.

NOTE 22:  FAIR VALUE MEASUREMENTS

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

•

Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed using the best information available in the circumstances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of June 27, 2014:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Deferred compensation plan investments: (1)
Money market fund	$29.7	$—	$—	$29.7
Stock fund	55.7	—	—	55.7
Equity security	34.7	—	—	34.7
Pension plan investments: (2)
Stock funds	32.2	—	—	32.2
Corporate bonds	9.2	—	—	9.2
Government securities	49.8	—	—	49.8
Foreign currency forward contracts (3)	—	1.8	—	1.8
Liabilities
Deferred compensation plans (4)	40.4	79.5	—	119.9
Foreign currency forward contracts (5)	—	0.7	—	0.7

(1)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Consolidated Balance Sheet.

(2)	Represents investments related to our defined benefit plan in the United Kingdom, which we include in the “Other non-current assets” line item in our Consolidated Balance Sheet.

(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in our Consolidated Balance Sheet. The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

(4)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in our Consolidated Balance Sheet. Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.

(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in our Consolidated Balance Sheet. The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	June 27, 2014		June 28, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,577.2	$1,799.6	$1,590.5	$1,763.1

(1)	The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

NOTE 23:  BUSINESS SEGMENTS

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our operations in the following three reportable operating or business segments — RF Communications, Integrated Network Solutions and Government Communications Systems. Our RF Communications segment is a global supplier of secure tactical radio communications and high-grade encryption solutions for military, government and commercial customers and also of secure communications systems and equipment for public safety, utility and transportation customers. Our Integrated Network Solutions segment provides government, energy, maritime and healthcare customers with integrated communications and IT and services, including mission-critical end-to-end IT services, managed satellite and terrestrial communications solutions and standards-based healthcare interoperability solutions. Our Government Communications Systems segment conducts advanced research and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

develops, produces, integrates and supports advanced communications and information systems that solve the mission-critical challenges of our civilian, intelligence and defense government customers worldwide, primarily the U.S. Government. Each business segment is comprised of multiple program areas and product and service lines that aggregate into such business segment.

See Note 3: Discontinued Operations for information regarding discontinued operations. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in our Consolidated Financial Statements and these Notes relate solely to our continuing operations.

As discussed in Note 1: Significant Accounting Policies, at the beginning of the first quarter of fiscal 2014, to leverage the breadth of our IT enterprise network and information assurance capabilities for the IT Services market, we began managing our cyber security network testing operation as part of our Integrated Network Solutions segment rather than our Government Communications Systems segment. The historical results, discussion and presentation of our business segments as set forth in this Report have been adjusted to reflect the impact of this change to our business segment reporting structure for all periods presented in this Report.

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

Our products and systems are produced principally in the United States with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 3 percent of our total revenue during fiscal 2014, 2013 or 2012.

Sales made to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, by all segments as a percentage of total revenue were 67 percent, 67 percent and 70 percent in fiscal 2014, 2013 and 2012, respectively. Revenue from services in fiscal 2014 was approximately 8 percent, 97 percent and 18 percent of total revenue in our RF Communications, Integrated Network Solutions and Government Communications Systems segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Selected information by business segment and geographical area is summarized below:

	2014	2013	2012
	(In millions)
Total Assets
RF Communications	$1,253.9	$1,337.2	$1,344.8
Integrated Network Solutions	1,746.5	1,747.6	1,866.2
Government Communications Systems	975.4	991.4	987.3
Corporate	955.4	755.2	761.8
Discontinued operations	—	27.0	632.7

	$4,931.2	$4,858.4	$5,592.8

Capital Expenditures
RF Communications	$42.1	$31.2	$41.2
Integrated Network Solutions	60.3	70.9	72.9
Government Communications Systems	101.6	55.8	44.7
Corporate	5.3	4.4	11.4
Discontinued operations	—	2.5	39.7

	$209.3	$164.8	$209.9

Depreciation and Amortization
RF Communications	$61.6	$72.3	$71.8
Integrated Network Solutions	94.0	98.8	97.5
Government Communications Systems	41.8	41.8	43.3
Corporate	6.9	7.7	12.6
Discontinued operations	—	—	35.1

	$204.3	$220.6	$260.3

Geographical Information for Continuing Operations
U.S. operations:
Revenue	$4,589.8	$4,691.4	$5,077.0
Long-lived assets	$647.9	$574.3	$580.5
International operations:
Revenue	$422.2	$420.3	$374.3
Long-lived assets	$80.2	$78.9	$78.9

Corporate assets consisted primarily of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment. Depreciation and amortization included intangible assets, capitalized software and debt issuance costs amortization of $62.2 million, $77.8 million and $82.2 million in fiscal 2014, 2013 and 2012, respectively.

Export revenue was $1.06 billion, $892.1 million and $955.8 million in fiscal 2014, 2013 and 2012, respectively. Fiscal 2014 export revenue and revenue from international operations was principally from Europe, Asia, the Middle East, Africa, Australia, and Canada. Fiscal 2014 long-lived assets from international operations were principally in the United Kingdom, which had $30.3 million of long-lived assets as of June 27, 2014.

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:

Revenue

	2014	2013	2012
	(In millions)
RF Communications	$1,828.0	$1,849.0	$2,144.1
Integrated Network Solutions	1,462.9	1,575.8	1,609.9
Government Communications Systems	1,801.2	1,783.8	1,786.0
Corporate eliminations	(80.1)	(96.9)	(88.7)

	$5,012.0	$5,111.7	$5,451.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income From Continuing Operations Before Income Taxes

	2014	2013 (2)	2012 (3)
	(In millions)
Segment Operating Income:
RF Communications	$561.5	$576.9	$703.7
Integrated Network Solutions	116.4	79.8	72.4
Government Communications Systems	276.9	252.0	253.3
Unallocated corporate expense	(60.2)	(88.5)	(81.8)
Corporate eliminations	(12.7)	(8.0)	(6.5)
Non-operating income (loss) (1)	4.3	(40.7)	11.5
Net interest expense	(90.8)	(106.9)	(110.7)

	$795.4	$664.6	$841.9

(1)	“Non-operating income (loss)” includes equity method investment income (loss); income (expense) related to intellectual property matters; gains and losses on sales of investments, securities available-for-sale and prepayment of long-term debt; and impairments of investments and securities available-for-sale. Additional information regarding non-operating income (loss) is set forth in Note 20: Non-Operating Income (Loss).

(2)	Income from continuing operations before income taxes included a $126.7 million charge, net of government cost reimbursement, for Company-wide restructuring and other actions, including prepayment of long-term debt, asset impairments, a write-off of capitalized software, facility consolidation, workforce reductions and other associated costs. This resulted in charges of $9.2 million, $52.5 million, $10.5 million and $21.3 million in our RF Communications, Integrated Network Solutions and Government Communications Systems segments and at our corporate headquarters, respectively, and $33.2 million (related to prepayment of long-term debt) in “Non-operating income (loss).”

(3)	The operating income in our Integrated Network Solutions segment included a $58.2 million charge for integration and other costs associated with our acquisitions of CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc., Schlumberger group’s Global Connectivity Services business and Carefx.

NOTE 24:  LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At June 27, 2014, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us is not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 27, 2014 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Our tax filings are subject to audit by taxing authorities in jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or ultimately through established legal proceedings. We believe we have adequately accrued for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different from the amounts recorded in our Consolidated Financial Statements. Additional information regarding audits and examinations by taxing authorities of our tax filings is set forth in Note 21: Income Taxes.

SUPPLEMENTARY FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is summarized below:

	Quarter Ended				Total Year
	9-27-13	12-27-13	3-28-14	6-27-14
	(In millions, except per share amounts)
Fiscal 2014
Revenue	$1,191.9	$1,223.2	$1,267.5	$1,329.4	$5,012.0
Gross profit	417.4	427.8	426.5	429.8	1,701.5
Income from continuing operations before income taxes	187.8	203.3	201.0	203.3	795.4
Income from continuing operations (1)	127.5	137.2	137.3	137.8	539.8
Discontinued operations, net of income taxes	(1.7)	(1.0)	4.1	(6.4)	(5.0)
Net income (2)	125.8	136.2	141.4	131.4	534.8
Per share data:
Basic
Income from continuing operations (1)	1.19	1.28	1.28	1.30	5.05
Discontinued operations	(0.02)	(0.01)	0.04	(0.07)	(0.05)
Net income (2)	1.17	1.27	1.32	1.23	5.00
Diluted
Income from continuing operations (1)	1.18	1.27	1.27	1.28	5.00
Discontinued operations	(0.02)	(0.01)	0.04	(0.06)	(0.05)
Net income (2)	1.16	1.26	1.31	1.22	4.95
Cash dividends	0.42	0.42	0.42	0.42	1.68
Stock prices — High	59.75	70.73	75.33	79.32
Low	48.75	57.21	66.34	68.63

	Quarter Ended				Total Year
	9-28-12 (3)	12-28-12 (4)	3-29-13 (5)	6-28-13 (6)
	(In millions, except per share amounts)
Fiscal 2013
Revenue	$1,261.5	$1,286.9	$1,203.7	$1,359.6	$5,111.7
Gross profit	413.2	441.5	400.2	471.8	1,726.7
Income from continuing operations before income taxes	187.6	200.2	170.4	106.4	664.6
Income from continuing operations (1)	128.5	142.2	125.1	70.6	466.4
Discontinued operations, net of income taxes	(214.3)	(93.7)	(30.3)	(15.1)	(353.4)
Net income (2)	(85.8)	48.5	94.8	55.5	113.0
Per share data:
Basic
Income from continuing operations (1)	1.15	1.26	1.12	0.65	4.19
Discontinued operations	(1.92)	(0.83)	(0.27)	(0.14)	(3.18)
Net income (2)	(0.77)	0.43	0.85	0.51	1.01
Diluted
Income from continuing operations (1)	1.14	1.25	1.12	0.65	4.16
Discontinued operations	(1.90)	(0.82)	(0.27)	(0.14)	(3.15)
Net income (2)	(0.76)	0.43	0.85	0.51	1.01
Cash dividends	0.37	0.37	0.37	0.37	1.48
Stock prices — High	51.68	52.23	50.53	51.46
Low	39.02	45.62	43.70	41.08

(1)	For this line item, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders.

(2)	For this line item, “net income” refers to net income attributable to Harris Corporation common shareholders.

(3)	Discontinued operations, net of income taxes included a $213.1 million after-tax non-cash charge for impairment of goodwill related to Broadcast Communications.

(4)	Discontinued operations, net of income taxes included an $84.2 million after-tax non-cash charge for impairment of goodwill, other long-lived assets and inventory related to Broadcast Communications.

(5)	Discontinued operations, net of income taxes included a $23.6 million after-tax loss on sale of discontinued operations related to our sale of Broadcast Communications to an affiliate of The Gores Group, LLC on February 4, 2013.

(6)	Income from continuing operations before income taxes included an $83.0 million after-tax charge, net of government cost reimbursement, for Company-wide restructuring and other actions, including prepayment of debt, asset impairments, a write-off of capitalized software, facility consolidation, workforce reductions and other associated costs.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of fiscal 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of fiscal 2014 our disclosure controls and procedures were effective.

(b) Changes in Internal Control:    We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Evaluation of Internal Control over Financial Reporting:    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of fiscal 2014 and concluded that our internal control over financial reporting was effective as of the end of fiscal 2014. “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Report. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, our independent registered public accounting firm. Their unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Report.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a) Identification of Directors:    The information required by this Item with respect to our directors is incorporated herein by reference to the discussion under the heading Proposal 1: Election of Directors in our Proxy Statement for our 2014 Annual Meeting of Shareholders scheduled to be held on October 24, 2014 (our “2014 Proxy Statement”), which is expected to be filed within 120 days after the end of our fiscal 2014.

(b) Identification of Executive Officers:    Certain information regarding our executive officers is included in Part I of this Report under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.

(c) Audit Committee Information; Financial Expert:    The information required by this Item with respect to the Audit Committee of our Board of Directors and “audit committee financial experts” is incorporated herein by reference to the discussion under the headings Board Committees and Committee Charters, Audit Committee and Committee Membership in our 2014 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2014.

(d) Section 16(a) Beneficial Ownership Reporting Compliance:    The information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2014 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2014.

(e) Code of Ethics:    All of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Code of Conduct. Our Code of Conduct is posted on our website at http://harris.com/about/business-conduct.aspx and is also available free of charge by written request to our Director of Business Conduct, Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose on the Business Conduct section of our website at http://harris.com/about/business-conduct.aspx any amendment to, or waiver from, our Code of Conduct that is required to be disclosed to shareholders, within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Code of Conduct in our 2014 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2014.

(f) Policy for Nominees:    The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees to our Board of Directors contained under the heading Director Nomination Process and Criteria, and Board Diversity in our 2014 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2014. No material changes to those procedures have occurred since the disclosure regarding those procedures in our Proxy Statement for our 2013 Annual Meeting of Shareholders. Additional information concerning requirements and procedures for shareholders directly nominating directors is contained under the heading Shareholder Proposals for the 2015 Annual Meeting of Shareholders in our 2014 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2014.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item with respect to compensation of our directors and executive officers is incorporated herein by reference to the discussion under the headings Director Compensation and Benefits, Executive Compensation and Management Development and Compensation Committee Report in our 2014 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of June 27, 2014 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a) (2)	Weighted-average exercise price of outstanding options, warrants and rights (b) (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders (1)	5,370,073	$47.13	10,474,951
Equity compensation plans not approved by shareholders	-0-	N/A	-0-

Total	5,370,073	$47.13	10,474,951

(1)	Consists of the Harris Corporation 2000 Stock Incentive Plan and the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) (the “2005 Equity Incentive Plan”). No additional awards may be granted under the Harris Corporation 2000 Stock Incentive Plan.

(2)	Under the 2005 Equity Incentive Plan, in addition to options, we have granted share-based compensation awards in the form of performance shares, restricted stock, performance share units, restricted stock units or other similar types of share awards. As of June 27, 2014, there were 1,500,179 such awards outstanding under that plan, consisting of (i) 3,750 restricted stock awards, for which all 3,750 shares were issued and outstanding; and (ii) 1,496,429 performance share unit awards and restricted stock unit awards, for which all 1,496,429 were payable in shares but for which no shares were yet issued and outstanding. The 5,370,073 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 3,873,644 outstanding options and in respect of the 1,496,429 performance share unit awards and restricted stock unit awards payable in shares. Because there is no exercise price associated with restricted stock awards, performance share unit awards or restricted stock unit awards, all of which are granted to employees at no cost, such awards are not included in the weighted average exercise price calculation in column (b).

See Note 14: Stock Options and Other Share-Based Compensation in the Notes for a general description of our share-based incentive plans.

The other information required by this Item with respect to security ownership of certain of our beneficial owners and management is incorporated herein by reference to the discussion under the headings Our Largest Shareholders and Shares Held By Our Directors and Executive Officers in our 2014 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the discussion under the headings Director Independence and Related Person Transaction Policy in our 2014 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm in our 2014 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2014.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Report:

Page
(1) List of Financial Statements Filed as Part of this Report
The following financial statements and reports of Harris Corporation and its consolidated subsidiaries are included in Item 8. of this Report at the page numbers referenced below:
Management’s Report on Internal Control Over Financial Reporting	52
Report of Independent Registered Certified Public Accounting Firm on the Consolidated Financial Statements	53
Report of Independent Registered Certified Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	54
Consolidated Statement of Income — Fiscal Years ended June 27, 2014; June 28, 2013; and June 29, 2012	55
Consolidated Statement of Comprehensive Income — Fiscal Years ended June 27, 2014, June 28, 2013; and June 29, 2012	56
Consolidated Balance Sheet — June 27, 2014 and June 28, 2013	57
Consolidated Statement of Cash Flows — Fiscal Years ended June 27, 2014; June 28, 2013; and June 29, 2012	58
Consolidated Statement of Equity — Fiscal Years ended June 27, 2014; June 28, 2013; and June 29, 2012	59
Notes to Consolidated Financial Statements	60
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts — Fiscal Years ended June 27, 2014; June 28, 2013; and June 29, 2012	98

All other schedules are omitted because they are not applicable, the amounts are not significant or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

(3)    Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

(2)(a) Agreement and Plan of Merger, dated as of May 21, 2010, by and among Harris Corporation, CapRock Holdings, Inc., Canyon Merger Corp., and, solely for purposes of Sections 7.11, 9.1 and 9.8, certain holders of the issued and outstanding equity securities of CapRock Holdings, Inc. party thereto as of the date thereof, and for purposes of the provisions thereof that apply to the Stockholder Representative, ABRY Partners V, L.P., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 27, 2010. (Commission File Number 1-3863)

(2)(b) Share and Business Sale Agreement, dated as of November 6, 2010, between Schlumberger B.V. and Harris Corporation, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2010. (Commission File Number 1-3863)

(2)(c)(i) Asset Sale Agreement, dated as of December 5, 2012, by and between Harris Corporation and Gores Broadcast Solutions, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2012. (Commission File Number 1-3863)

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

(iv)  Amendment to Asset Sale Agreement, dated May 17, 2013, by and between Harris Corporation and HBC Solutions, Inc. (formerly known as Gores Broadcast Solutions, Inc.), incorporated herein by reference to Exhibit 2(d)(iv) to the Company’s Annual Report on Form 10-K for fiscal year ended June 28, 2013. (Commission File Number 1-3863)

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

*(10)(b) Form of Executive Change in Control Severance Agreement, effective as of, and for use after, April 22, 2010, incorporated herein by reference to Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

*(10)(c)(i) Harris Corporation Annual Incentive Plan (effective as of July 3, 2010), incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)

(ii)  Amendment Number One to the Harris Corporation Annual Incentive Plan (Effective as of July 3, 2010), dated December 10, 2013, incorporated herein by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2013. (Commission File Number 1-3863)

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

(iv)  Stock Option Agreement Terms and Conditions (as of 8/27/04) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004. (Commission File Number 1-3863)

(v)  Stock Option Agreement Terms and Conditions (as of 8/26/05) for grants under the Harris Corporation 2000 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 1, 2005. (Commission File Number 1-3863)

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

(iii)  Form of Restricted Stock Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

(iv)  Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

(v)  Form of Stock Option Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)

(vi)  Form of Performance Share Unit Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)

(vii)  Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)

(viii)  Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of June 30, 2012) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2012. (Commission File Number 1-3863)

(ix)  Form of Stock Option Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2013. (Commission File Number 1-3863)

(x)  Form of Performance Share Unit Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2013. (Commission File Number 1-3863)

(xi)  Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2013. (Commission File Number 1-3863)

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

(v)  Amendment Number Four to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated June 25, 2013 and effective as of July 15, 2013, incorporated herein by reference to Exhibit 10(g)(v) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2013. (Commission File Number 1-3863)

(vi)  Amendment Number Five to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated December 6, 2013 and effective as of July 1, 2013, incorporated herein by reference to Exhibit 4(d)(vi) to the Company’s Registration Statement on Form S-8, Registration No. 333-192735, filed with the SEC on December 9, 2013.

(vii)  Amendment Number Six to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated December 10, 2013, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended December 27, 2013. (Commission File Number 1-3863)

(viii)  Amendment Number Seven to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated December 28, 2013, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended December 27, 2013. (Commission File Number 1-3863)

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

(10)(p) Commercial Paper Dealer Agreement, dated as of June 12, 2007, between Citigroup Global Markets Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

(10)(q) Commercial Paper Dealer Agreement, dated June 13, 2007, between Banc of America Securities LLC and Harris Corporation, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

(10)(r) Commercial Paper Dealer Agreement, dated as of June 14, 2007, between SunTrust Capital Markets, Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

*(10)(s)(i) Letter Agreement, dated October 8, 2011, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011. (Commission File Number 1-3863)

(ii)  Amendment to Letter Agreement, dated as of July 23, 2012, by and between Harris Corporation and Howard L. Lance, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on July 26, 2012. (Commission File Number 1-3863)

*10(t) Separation Agreement and Release of All Claims, dated as of August 21, 2012, by and between Harris Corporation and Jeffrey S. Shuman, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2012. (Commission File Number 1-3863)

*(10)(u) Employment Agreement, dated October 8, 2011 and effective November 1, 2011, by and between Harris Corporation and William M. Brown, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011. (Commission File Number 1-3863)

*(10)(v) Offer Letter, dated July 20, 2012, by and between Harris Corporation and Robert L. Duffy, incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for fiscal year ended June 28. 2013. (Commission File Number 1-3863)

*(10)(w) Offer Letter, dated December 11, 2012, by and between Harris Corporation and James D. Morris, incorporated herein by reference to Exhibit 10(y) to the Company’s Annual Report on Form 10-K for fiscal year ended June 28, 2013. (Commission File Number 1-3863)

*(10)(x) Offer Letter Agreement, dated February 4, 2014, between Harris Corporation and Miguel A. Lopez, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2014. (Commission File Number 1-3863)

*(10)(y) Separation Agreement and Release of All Claims, dated February 12, 2014, between Harris Corporation and Gary L. McArthur, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended March 28, 2014. (Commission File Number 1-3863)

*(10)(z) Summary of Annual Compensation of Non-Employee Directors effective as of April 25, 2014.

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

HARRIS CORPORATION
(Registrant)

Date: August 25, 2014	By:	/S/ WILLIAM M. BROWN
William M. Brown
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ WILLIAM M. BROWN William M. Brown	Chairman, President and Chief Executive Officer (Principal Executive Officer)	August 25, 2014

	/s/ MIGUEL A. LOPEZ Miguel A. Lopez	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 25, 2014

	/s/ LEWIS A. SCHWARTZ Lewis A. Schwartz	Vice President, Principal Accounting Officer (Principal Accounting Officer)	August 25, 2014

	/s/ PETER W. CHIARELLI* Peter W. Chiarelli	Director	August 25, 2014

	/s/ THOMAS A. DATTILO* Thomas A. Dattilo	Director	August 25, 2014

	/s/ TERRY D. GROWCOCK* Terry D. Growcock	Director	August 25, 2014

	/s/ LEWIS HAY III* Lewis Hay III	Director	August 25, 2014

	/s/ VYOMESH I. JOSHI* Vyomesh I. Joshi	Director	August 25, 2014

	/s/ KAREN KATEN* Karen Katen	Director	August 25, 2014

	/s/ STEPHEN P. KAUFMAN* Stephen P. Kaufman	Director	August 25, 2014

	/s/ LESLIE F. KENNE* Leslie F. Kenne	Director	August 25, 2014

	/s/ DAVID B. RICKARD* David B. Rickard	Director	August 25, 2014

	/s/ JAMES C. STOFFEL* James C. Stoffel	Director	August 25, 2014

	/s/ GREGORY T. SWIENTON* Gregory T. Swienton	Director	August 25, 2014

	/s/ HANSEL E. TOOKES II* Hansel E. Tookes II	Director	August 25, 2014

*By:	/s/ SCOTT T. MIKUEN
Scott T. Mikuen
Attorney-in-Fact
pursuant to a power of attorney

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

HARRIS CORPORATION AND SUBSIDIARIES

(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe		Deductions — Describe		Balance at End of Period
Year ended June 27, 2014
Amounts Deducted From
Respective Asset Accounts:
					$217	(A)
					1,682	(B)

Allowances for collection losses	$8,529	$622	$—		$1,899		$7,252

Allowances for deferred tax assets	$74,112	$(8,054)	$1,600	(D)	$(505)	(A)	$68,163

Year ended June 28, 2013
Amounts Deducted From
Respective Asset Accounts:
					$72	(A)
					1,701	(B)
					375	(C)

Allowances for collection losses	$7,012	$3,665	$—		$2,148		$8,529

					(84)	(A)
					5,652	(C)

Allowances for deferred tax assets	$79,739	$(1,342)	$1,283	(D)	$5,568		$74,112

Year ended June 29, 2012
Amounts Deducted From
Respective Asset Accounts:
					$155	(A)
					1,071	(B)
					7,155	(E)

Allowances for collection losses	$11,928	$3,295	$170	(C)	$8,381		$7,012

Allowances for deferred tax assets	$88,732	$(10,166)	$1,417	(D)	$244	(A)	$79,739

Note A — Foreign currency translation gains and losses

Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off

Note C — Acquisitions and divestitures

Note D — Uncertain income tax positions

Note E — Amount reclassified to discontinued operations