Form 10-Q
period 2014-09-26
HARRIS CORP /DE/
filed 2014-10-29
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of October 24, 2014 was 104,591,722 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended September 26, 2014

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended
	September 26, 2014	September 27, 2013
	(In millions, except per share amounts)
Revenue from product sales and services	$1,155.4	$1,191.9

Cost of product sales and services	(762.6)	(774.5)
Engineering, selling and administrative expenses	(195.2)	(207.8)
Non-operating income	—	1.3
Interest income	0.7	0.6
Interest expense	(22.8)	(23.7)

Income from continuing operations before income taxes	175.5	187.8
Income taxes	(50.4)	(60.4)

Income from continuing operations	125.1	127.4
Discontinued operations, net of income taxes	—	(1.7)

Net income	125.1	125.7
Noncontrolling interests, net of income taxes	—	0.1

Net income attributable to Harris Corporation	$125.1	$125.8

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$125.1	$127.5
Discontinued operations, net of income taxes	—	(1.7)

Net income	$125.1	$125.8

Net income per common share attributable to Harris Corporation common shareholders
Basic net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.19	$1.19
Discontinued operations	—	(0.02)

	$1.19	$1.17

Diluted net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.18	$1.18
Discontinued operations	—	(0.02)

	$1.18	$1.16

Cash dividends paid per common share	$0.47	$0.42

Basic weighted average common shares outstanding	104.6	106.4
Diluted weighted average common shares outstanding	105.8	107.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended
	September 26, 2014	September 27, 2013
	(In millions)
Net income	$125.1	$125.7
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(28.6)	24.0
Net unrealized loss on hedging derivatives, net of income taxes	(0.8)	(0.3)
Amortization of loss on treasury lock, net of income taxes	0.2	0.1
Net unrecognized gain on post-retirement obligations, net of income taxes	8.5	0.6

Other comprehensive income (loss), net of income taxes	(20.7)	24.4

Total comprehensive income	104.4	150.1
Comprehensive loss attributable to noncontrolling interests	—	0.1

Total comprehensive income attributable to Harris Corporation	$104.4	$150.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 26, 2014	June 27, 2014
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$449.1	$561.0
Receivables	603.7	566.1
Inventories	648.3	618.7
Income taxes receivable	14.0	28.1
Current deferred income taxes	112.9	112.2
Other current assets	96.6	105.2

Total current assets	1,924.6	1,991.3
Non-current Assets
Property, plant and equipment	730.5	728.1
Goodwill	1,698.8	1,711.2
Intangible assets	240.5	257.5
Non-current deferred income taxes	83.7	87.3
Other non-current assets	158.5	155.8

Total non-current assets	2,912.0	2,939.9

	$4,836.6	$4,931.2

Liabilities and Equity
Current Liabilities
Short-term debt	$52.2	$58.3
Accounts payable	302.9	324.3
Compensation and benefits	153.3	212.8
Other accrued items	260.9	249.8
Advance payments and unearned income	278.1	265.9
Income taxes payable	32.8	—
Current deferred income taxes	0.6	2.1
Current portion of long-term debt	1.4	1.4

Total current liabilities	1,082.2	1,114.6
Non-current Liabilities
Long-term debt	1,575.8	1,575.8
Long-term contract liability	80.5	83.8
Other long-term liabilities	302.1	331.6

Total non-current liabilities	1,958.4	1,991.2
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 104,556,029 shares at September 26, 2014 and 105,509,073 shares at June 27, 2014	104.6	105.5
Other capital	495.7	509.1
Retained earnings	1,231.4	1,226.3
Accumulated other comprehensive loss	(35.6)	(14.9)

Total shareholders’ equity	1,796.1	1,826.0
Noncontrolling interests	(0.1)	(0.6)

Total equity	1,796.0	1,825.4

	$4,836.6	$4,931.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter Ended
	September 26, 2014	September 27, 2013
	(In millions)
Operating Activities
Net income	$125.1	$125.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.8	50.0
Share-based compensation	8.0	8.4
Non-current deferred income taxes	(1.5)	29.9
Loss on sale of discontinued operations	—	1.7
(Increase) decrease in:
Accounts and notes receivable	(37.6)	20.8
Inventories	(29.7)	12.4
Increase (decrease) in:
Accounts payable and accrued expenses	(102.3)	(81.8)
Advance payments and unearned income	12.1	0.7
Income taxes	45.0	15.3
Other	10.2	(10.5)

Net cash provided by operating activities	80.1	172.6

Investing Activities
Additions of property, plant and equipment	(41.0)	(33.4)
Proceeds from sale of Cyber Integration Center	7.0	27.0

Net cash used in investing activities	(34.0)	(6.4)

Financing Activities
Proceeds from borrowings	2.7	4.8
Repayments of borrowings	(8.7)	(69.3)
Proceeds from exercises of employee stock options	17.9	62.6
Repurchases of common stock	(111.7)	(106.7)
Cash dividends	(50.3)	(45.3)

Net cash used in financing activities	(150.1)	(153.9)

Effect of exchange rate changes on cash and cash equivalents	(7.9)	3.9

Net increase (decrease) in cash and cash equivalents	(111.9)	16.2

Cash and cash equivalents, beginning of year	561.0	321.0

Cash and cash equivalents, end of quarter	$449.1	$337.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 26, 2014

Note A — Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented therein. The results for the quarter ended September 26, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 27, 2014 has been derived from the audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. We provide complete financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2014 (our “Fiscal 2014 Form 10-K”).

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

Adoption of New Accounting Standards

In the first quarter of fiscal 2015, we adopted an accounting standard issued by the Financial Accounting Standards Board (“FASB”) that clarifies previous U.S. GAAP regarding the release of cumulative translation adjustment (“CTA”) into earnings in certain situations. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer of such subsidiary or group of assets results in the complete or substantially complete liquidation of such foreign entity, any related CTA should be reclassified from accumulated other comprehensive income (“AOCI”) and included in the calculation of the gain or loss on the sale or transfer. Upon a sale or complete or substantially complete liquidation of an investment in a consolidated foreign entity that results in either (1) a loss of a controlling financial interest in the foreign entity or (2) an acquirer obtaining control of an acquiree in which the acquirer held an equity interest immediately before the acquisition date in a business combination achieved in stages, any related CTA should be reclassified from AOCI and included in the calculation of the gain or loss on the sale or liquidation. For a sale of part of an ownership interest in a foreign investment that is accounted for as an equity method investment, a pro rata portion of CTA attributable to that investment should be reclassified from AOCI and included in the calculation of the gain or loss on the sale. The adoption of this standard did not impact our financial position, results of operations or cash flows.

In the first quarter of fiscal 2015, we adopted an accounting standard issued by the FASB that requires unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The adoption of this standard did not impact our financial position, results of operations or cash flows.

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

Note B — Discontinued Operations

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our cyber integrated solutions operation (“CIS”), which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. In the first quarter of fiscal 2014, we completed the sale of the remaining assets of CIS for $35 million, including $28 million in cash and a $7 million subordinated promissory note (the “CIS Note,” which we collected in the first quarter of fiscal 2015). In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest our broadcast communications operation (“Broadcast Communications”), which provided digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Annual Report on Form 10-K for fiscal 2012. On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment, which is currently in litigation), a $15 million subordinated promissory note (which was collected in fiscal 2014) and an earnout of up to $50 million based on future performance. Should the litigation related to the post-closing working capital adjustment to the purchase price be resolved unfavorably to us, we believe such an outcome would not have a material adverse effect on our financial condition, results of operations or cash flows. Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment.

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

Note C — Stock Options and Other Share-Based Compensation

During the quarter ended September 26, 2014, we had two shareholder-approved employee stock incentive plans (“SIPs”), including the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), under which options or other share-based compensation was outstanding, and we have granted the following types of share-based awards under these SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $8.0 million and $8.4 million for the quarters ended September 26, 2014 and September 27, 2013, respectively.

Grants to employees under our SIPs during the quarter ended September 26, 2014 consisted of 976,700 stock options, 211,550 performance share unit awards, 8,850 restricted stock awards and 3,600 restricted stock unit awards. The fair value as of the grant date of each option award was determined using the Black-Scholes-Merton option-pricing model, which used the following assumptions: expected dividend yield of 2.69 percent; expected volatility of 24.33 percent; risk-free interest rates averaging 1.68 percent; and expected term in years of 5.02. The fair value as of the grant date of each performance share unit award was determined based on a fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting. The fair value as of the grant date of each restricted stock or restricted stock unit award was based on the closing price of our common stock on the grant date.

Note D — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized below:

	September 26, 2014 (1)	June 27, 2014
	(In millions)
Foreign currency translation gain (loss)	$(22.0)	$6.6
Net unrealized gain (loss) on hedging derivatives, net of income taxes	(0.6)	0.2
Unamortized loss on treasury lock, net of income taxes	(1.7)	(1.9)
Unrecognized loss on post-retirement obligations, net of income taxes of $4.4 million and $9.5 million at September 26, 2014 and June 27, 2014, respectively	(11.3)	(19.8)

	$(35.6)	$(14.9)

(1)	Reclassifications out of accumulated other comprehensive loss to earnings were not material for the quarters ended September 26, 2014 or September 27, 2013.

Note E — Receivables

Receivables are summarized below:

	September 26, 2014	June 27, 2014
	(In millions)
Accounts receivable	$489.9	$457.9
Unbilled costs and accrued earnings on cost-plus contracts	120.5	115.5

	610.4	573.4
Less allowances for collection losses	(6.7)	(7.3)

	$603.7	$566.1

Note F — Inventories

Inventories are summarized below:

	September 26, 2014	June 27, 2014
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$348.4	$347.2
Finished products	110.5	104.8
Work in process	48.7	35.7
Raw materials and supplies	140.7	131.0

	$648.3	$618.7

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $89.5 million at September 26, 2014 and $100.7 million at June 27, 2014.

Note G — Property, Plant and Equipment

Property, plant and equipment are summarized below:

	September 26, 2014	June 27, 2014
	(In millions)
Land	$12.6	$12.7
Software capitalized for internal use	140.3	135.5
Buildings	507.9	492.4
Machinery and equipment	1,111.4	1,103.6

	1,772.2	1,744.2
Less accumulated depreciation and amortization	(1,041.7)	(1,016.1)

	$730.5	$728.1

Depreciation and amortization expense related to property, plant and equipment for the quarters ended September 26, 2014 and September 27, 2013 was $35.4 million and $34.7 million, respectively.

Note H — Accrued Warranties

Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the quarter ended September 26, 2014 were as follows:

(In millions)
Balance at June 27, 2014	$33.3
Warranty provision for sales made during the quarter ended September 26, 2014	3.0
Settlements made during the quarter ended September 26, 2014	(3.3)
Other adjustments to warranty liability, including those for foreign currency translation, during the quarter ended September 26, 2014	(0.2)

Balance at September 26, 2014	$32.8

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties at September 26, 2014 and June 27, 2014 was $37.1 million and $38.9 million, respectively, and is included as a component of the “Advance payments and unearned income” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

Note I — Income From Continuing Operations Per Share

The computations of income from continuing operations per share are as follows (in this Note I, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders):

	Quarter Ended
	September 26, 2014	September 27, 2013
	(In millions, except per share amounts)
Income from continuing operations	$125.1	$127.5
Adjustments for participating securities outstanding	(0.7)	(1.1)

Income from continuing operations used in per basic and diluted common share calculations (A)	$124.4	$126.4

Basic weighted average common shares outstanding (B)	104.6	106.4
Impact of dilutive share-based awards	1.2	0.9

Diluted weighted average common shares outstanding (C)	105.8	107.3

Income from continuing operations per basic common share (A)/(B)	$1.19	$1.19
Income from continuing operations per diluted common share (A)/(C)	$1.18	$1.18

Potential dilutive common shares primarily consist of employee stock options and performance share and performance share unit awards. Employee stock options to purchase approximately 386,531 and 1,240,179 shares of our common stock were outstanding at September 26, 2014 and September 27, 2013, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive.

Note J — Income Taxes

Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 28.7 percent in the first quarter of fiscal 2015 compared with 32.2 percent in the first quarter of fiscal 2014. In the first quarter of fiscal 2015, our effective tax rate benefited from the recognition of foreign tax credits resulting from a dividend paid by a foreign subsidiary during fiscal 2013 that exceeded the U.S. tax liability in respect of the dividend. This resulted in a benefit of approximately $9 million (approximately 5 percent of income from continuing operations before income taxes) that was recognized in calculating our effective tax rate in the first quarter of fiscal 2015 when the issue was settled with the Internal Revenue Service. In the first quarter of fiscal 2014, our effective tax rate benefited from the settlement of a state tax audit.

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

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of September 26, 2014:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Deferred compensation plan investments: (1)
Money market fund	$30.9	$—	$—	$30.9
Stock fund	56.6	—	—	56.6
Equity security	30.1	—	—	30.1
Pension plan investments: (2)
Stock funds	32.7	—	—	32.7
Corporate bonds	9.1	—	—	9.1
Government securities	48.8	—	—	48.8
Foreign currency forward contracts (3)	—	0.3	—	0.3
Liabilities
Deferred compensation plans (4)	37.1	81.8	—	118.9
Foreign currency forward contracts (5)	—	1.8	—	1.8

(1)	Represents investments held in a “rabbi trust” associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(2)	Represents investments related to our defined benefit plan in the United Kingdom, which we include in the “Other non-current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.
(4)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.
(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	September 26, 2014		June 27, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,577.2	$1,795.1	$1,577.2	$1,799.6

(1)	The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

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

At September 26, 2014, we had open foreign currency forward contracts with an aggregate notional amount of $58.9 million, of which $37.1 million were classified as fair value hedges and $21.8 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with an aggregate notional amount of $155.7 million at June 27, 2014, of which $119.6 million were classified as fair value hedges and $36.1 million were classified as cash flow hedges. At September 26, 2014, contract expiration dates ranged from less than 1 month to 9 months with a weighted average contract life of 2 months.

Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of September 26, 2014, we had outstanding foreign currency forward contracts denominated in the British Pound, Norwegian Krone, Australian Dollar, Singapore Dollar, Mexican Peso and Euro to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material for the quarter ended September 26, 2014 or for the quarter ended September 27, 2013. In addition, no amounts were recognized in earnings in the quarter ended September 26, 2014 or in the quarter ended September 27, 2013 related to hedged firm commitments that no longer qualify as fair value hedges.

Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are being used to hedge currency exposures from cash flows anticipated across our business segments. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of September 26, 2014, we had outstanding foreign currency forward contracts denominated in the Brazilian Real, British Pound, Australian Dollar and Euro to hedge certain forecasted transactions.

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

The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarter ended September 26, 2014 or in the quarter ended September 27, 2013. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of September 26, 2014 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

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

See Note K — Fair Value Measurements for the amount of the assets and liabilities related to these foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of September 26, 2014, and see the accompanying Condensed Consolidated Statement of Comprehensive Income (Unaudited) for additional information on changes in accumulated other comprehensive loss for the quarter ended September 26, 2014.

Note M — Changes in Estimates

Estimates and assumptions, and changes therein, are important in connection with, among others, our segments’ revenue recognition policies related to development and production contracts. Revenue and profits related to development and production contracts are recognized using the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total costs at completion (i.e., the “cost-to-cost” method). Revenue and profits on cost-reimbursable development and production contracts are recognized as allowable costs are incurred on the contract, and become billable to the customer, in an amount equal to the allowable costs plus the profit on those costs.

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

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard estimate at completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimates of total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income by $22.1 million ($0.15 per diluted share) in the first quarter of fiscal 2015 and by $12.3 million ($0.07 per diluted share) in the first quarter of fiscal 2014.

Note N — Business Segments

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our operations in the following three reportable operating or business segments — RF Communications, Government Communications Systems and Integrated Network Solutions. Our RF Communications segment is a global supplier of secure tactical radio communications and high-grade encryption solutions for military, government and commercial customers and also of secure communications systems and equipment for public safety, utility and transportation customers. Our Government Communications Systems segment conducts advanced research and develops, produces, integrates and supports advanced communications and information systems that solve the mission-critical challenges of our civilian, intelligence and defense government customers worldwide, primarily the U.S. Government. Our Integrated Network Solutions segment provides government, energy, maritime and healthcare customers with integrated communications and information technology (“IT”) and services, including mission-critical end-to-end IT services, managed satellite and terrestrial communications solutions and standards-based healthcare interoperability solutions. Each business segment is comprised of multiple program areas and product and service lines that aggregate into such business segment.

The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements in our Fiscal 2014 Form 10-K. We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line items in the tables below represent the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to our business segments.

Total assets by business segment are summarized below:

	September 26, 2014	June 27, 2014
	(In millions)
Total Assets
RF Communications	$1,301.3	$1,253.9
Government Communications Systems	1,007.6	975.4
Integrated Network Solutions	1,707.0	1,746.5
Corporate	820.7	955.4

	$4,836.6	$4,931.2

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:

	Quarter Ended
	September 26, 2014	September 27, 2013
	(In millions)
Revenue
RF Communications	$387.1	$423.0
Government Communications Systems	460.7	411.6
Integrated Network Solutions	325.7	375.6
Corporate eliminations	(18.1)	(18.3)

	$1,155.4	$1,191.9

Income From Continuing Operations Before Income Taxes
Segment Operating Income:
RF Communications	$116.7	$135.2
Government Communications Systems	73.9	64.0
Integrated Network Solutions	23.1	29.7
Unallocated corporate expense	(13.9)	(16.0)
Corporate eliminations	(2.2)	(3.3)
Non-operating income (1)	—	1.3
Net interest expense	(22.1)	(23.1)

	$175.5	$187.8

(1)	“Non-operating income” includes equity method investment income (loss); income (expense) related to intellectual property matters; gains and losses on sales of investments, securities available-for-sale and prepayment of long-term debt; and impairments of investments and securities available-for-sale.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have reviewed the condensed consolidated balance sheet of Harris Corporation as of September 26, 2014, and the related condensed consolidated statements of income, comprehensive income and cash flows for the quarters ended September 26, 2014 and September 27, 2013. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation as of June 27, 2014, and the related consolidated statements of income, comprehensive income, cash flows, and equity, for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated August 25, 2014. In our opinion, the accompanying condensed consolidated balance sheet as of June 27, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Orlando, Florida

October 29, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following Management’s Discussion and Analysis (this “MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Report. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2014 Form 10-K. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”

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

RESULTS OF OPERATIONS

Highlights

Operations results for the first quarter of fiscal 2015 include:

•	Revenue decreased 3.1 percent to $1,155.4 million in the first quarter of fiscal 2015 from $1,191.9 million in the first quarter of fiscal 2014;

•	Income from continuing operations decreased 1.9 percent to $125.1 million in the first quarter of fiscal 2015 compared with $127.5 million in the first quarter of fiscal 2014;

•	Income from continuing operations per diluted share was $1.18 in the first quarter of fiscal 2015, unchanged from the first quarter of fiscal 2014;

•

Our RF Communications segment revenue decreased 8.5 percent to $387.1 million and operating income decreased 13.7 percent to $116.7 million in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014;

•

Our Government Communications Systems segment revenue increased 11.9 percent to $460.7 million and operating income increased 15.5 percent to $73.9 million in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014;

•

Our Integrated Network Solutions segment revenue decreased 13.3 percent to $325.7 million and operating income decreased 22.2 percent to $23.1 million in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014; and

•	Net cash provided by operating activities decreased 53.6 percent to $80.1 million in the first quarter of fiscal 2015 compared with $172.6 million in the first quarter of fiscal 2014.

Consolidated Results of Operations

	Quarter Ended
	September 26, 2014	September 27, 2013	% Inc/ (Dec)
	(Dollars in millions, except per share amounts)
Revenue:
RF Communications	$387.1	$423.0	(8.5)%
Government Communications Systems	460.7	411.6	11.9%
Integrated Network Solutions	325.7	375.6	(13.3)%
Corporate eliminations	(18.1)	(18.3)	(1.1)%

Total revenue	1,155.4	1,191.9	(3.1)%

Cost of product sales and services	(762.6)	(774.5)	(1.5)%

Gross margin	392.8	417.4	(5.9)%
% of total revenue	34.0%	35.0%

Engineering, selling and administrative expenses	(195.2)	(207.8)	(6.1)%
% of total revenue	16.9%	17.4%

Non-operating income	—	1.3	*
Net interest expense	(22.1)	(23.1)	(4.3)%

Income from continuing operations before income taxes	175.5	187.8	(6.5)%
Income taxes	(50.4)	(60.4)	(16.6)%
Effective tax rate	28.7%	32.2%

Income from continuing operations	125.1	127.4	(1.8	) %
Noncontrolling interests, net of income taxes	—	0.1	*

Income from continuing operations attributable to Harris Corporation common shareholders	125.1	127.5	(1.9)%
% of total revenue	10.8%	10.7%

Discontinued operations, net of income taxes	—	(1.7)	*

Net income attributable to Harris Corporation common shareholders	$125.1	$125.8	(0.6)%

Income from continuing operations per diluted common share attributable to Harris Corporation common shareholders	$1.18	$1.18	—%

*	Not meaningful

Revenue

The decrease in revenue in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was due to lower revenue in our Integrated Network Solutions and RF Communications segments, partially offset by higher revenue in our Government Communications Systems segment. See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Gross Margin Percentage

The decrease in gross margin as a percentage of revenue (“gross margin percentage”) in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily due to a lower percentage of our overall sales generated by our higher-margin RF Communications segment and lower gross margin percentages in each of our segments. We experienced gross margin percentage point decreases of 0.9, 0.7 and 0.7 in our RF Communications, Government Communications Systems and Integrated Network Solutions segments, respectively. See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

The decrease in engineering, selling and administrative (“ESA”) expenses as a percentage of revenue (“ESA percentage”) in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily due to lower general and administrative expenses resulting from operational excellence improvements and cost-reduction actions and the benefit from our collection of the

CIS Note, as well as an accrual in the first quarter of fiscal 2014 for legal matters related to a Public Safety and Professional Communications program. These drivers of the decrease in ESA percentage were partially offset by higher spending on Tactical Communications research and development. See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A and Note B — Discontinued Operations in the Notes for further information.

Income Taxes

In the first quarter of fiscal 2015, our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) benefited from the recognition of foreign tax credits resulting from a dividend paid by a foreign subsidiary during fiscal 2013 that exceeded the U.S. tax liability in respect of the dividend. This resulted in a benefit of approximately $9 million (approximately 5 percent of income from continuing operations before income taxes) that was recognized in calculating our effective tax rate in the first quarter of fiscal 2015 when the issue was settled with the Internal Revenue Service. In the first quarter of fiscal 2014, our effective tax rate benefited from the settlement of a state tax audit.

Discussion of Business Segment Results of Operations

RF Communications Segment

	Quarter Ended
	September 26, 2014	September 27, 2013	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$387.1	$423.0	(8.5	) %
Cost of product sales and services	(184.5)	(197.8)	(6.7	) %

Gross margin	202.6	225.2	(10.0	) %
% of revenue	52.3%	53.2%

ESA expenses	(85.9)	(90.0)	(4.6	) %
% of revenue	22.2%	21.3%

Segment operating income	$116.7	$135.2	(13.7	) %

% of revenue	30.1%	32.0%

Segment revenue in the first quarter of fiscal 2015 included Tactical Communications revenue of $276.4 million, a 9 percent decrease from $305.0 million in the first quarter of fiscal 2014; and Public Safety and Professional Communications revenue of $110.7 million, a 6 percent decrease from $118.1 million in the first quarter of fiscal 2014. The decrease in Tactical Communications revenue in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was due to lower revenue from Department of Defense (“DoD”) customers, partially offset by higher revenue in international markets. The decrease in Public Safety and Professional Communications revenue in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily due to continued market weakness.

The decrease in segment gross margin in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily due to lower revenue and a decrease in segment gross margin percentage. The decrease in segment gross margin percentage was primarily due to a less favorable mix of revenue (a lower percentage of higher-margin Tactical Communications revenue) and execution issues on Public Safety and Professional Communications programs, partially offset by strong program performance on Tactical Communications programs, including the retirement of certain risks on an international program. The decrease in segment ESA expenses in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily due to an accrual in the first quarter of fiscal 2014 for legal matters related to a Public Safety and Professional Communications program, partially offset by higher spending on Tactical Communications research and development. The increase in segment ESA percentage in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily due to the impact of lower revenue. The decreases in segment operating income and operating income as a percentage of revenue (“operating margin percentage”) in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 reflected the items discussed above regarding this segment.

Government Communications Systems Segment

	Quarter Ended
	September 26, 2014	September 27, 2013	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$460.7	$411.6	11.9%
Cost of product sales and services	(335.4)	(296.9)	13.0%

Gross margin	125.3	114.7	9.2%
% of revenue	27.2%	27.9%

ESA expenses	(51.4)	(50.7)	1.4%
% of revenue	11.2%	12.3%

Segment operating income	$73.9	$64.0	15.5%

% of revenue	16.0%	15.5%

The increase in segment revenue in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily due to higher revenue from classified customers, commercially hosted payload programs, the F-35 program and the FAA NextGen DataComm program, partially offset by lower revenue from NASA’s Space Network Ground Segment Sustainment program.

The increase in segment gross margin in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily due to increased revenue, partially offset by the impact of a lower gross margin percentage (primarily due to a less favorable mix of revenue). The decrease in segment ESA percentage in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily due to operational excellence improvements and the benefit of cost-reduction actions, which resulted in ESA expenses increasing only modestly relative to the increase in segment revenue. The increases in segment operating income and operating margin percentage in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 reflected the items discussed above regarding this segment.

Integrated Network Solutions Segment

	Quarter Ended
	September 26, 2014	September 27, 2013	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$325.7	$375.6	(13.3	) %
Cost of product sales and services	(260.8)	(298.1)	(12.5	) %

Gross margin	64.9	77.5	(16.3	) %
% of revenue	19.9%	20.6%

ESA expenses	(41.8)	(47.8)	(12.6	) %
% of revenue	12.8%	12.7%

Segment operating income	$23.1	$29.7	(22.2	) %

% of revenue	7.1%	7.9%

The decrease in segment revenue in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily due to lower revenue from U.S. Government customers (primarily on the Navy/Marine Corps Intranet (“NMCI”) and U.S. Air Force Network Centric Solutions programs), partially offset by higher revenue from commercial customers for both Harris CapRock Communications and Healthcare Solutions.

The decrease in segment gross margin in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily due to lower revenue and a decrease in segment gross margin percentage. The decrease in segment gross margin percentage was primarily due to lower revenue from the higher-margin NMCI program. The decrease in segment ESA expenses in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily in general and administrative expenses and reflected the benefits of operational excellence improvements and cost-reduction actions. The decreases in segment operating income and operating margin percentage in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 reflected the items discussed above regarding this segment.

Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended
	September 26, 2014	September 27, 2013	% Inc/ (Dec)
	(Dollars in millions)
Unallocated corporate expense	$13.9	$16.0	(13.1)%
Corporate eliminations	2.2	3.3	(33.3)%

The decrease in corporate eliminations in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily due to lower intersegment eliminations for sales of services between our Integrated Network Solutions segment and our Government Communications Systems segment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Quarter Ended
	September 26, 2014	September 27, 2013
	(In millions)
Net cash provided by operating activities	$80.1	$172.6
Net cash used in investing activities	(34.0)	(6.4)
Net cash used in financing activities	(150.1)	(153.9)
Effect of exchange rate changes on cash and cash equivalents	(7.9)	3.9

Net increase (decrease) in cash and cash equivalents	(111.9)	16.2
Cash and cash equivalents, beginning of year	561.0	321.0

Cash and cash equivalents, end of quarter	$449.1	$337.2

Cash and cash equivalents: Our cash and cash equivalents decreased $111.9 million to $449.1 million at the end of the first quarter of fiscal 2015 from $561.0 million at the end of fiscal 2014. The decrease was primarily due to $111.7 million used to repurchase shares of our common stock, $50.3 million used to pay cash dividends, $41.0 million used for additions of property, plant and equipment and $6.0 million used for net repayments of borrowings, partially offset by $80.1 million of net cash provided by operating activities, $17.9 million of proceeds from exercises of employee stock options and $7.0 million of proceeds from our collection of the CIS Note received as part of the sale of our Cyber Integration Center. Our cash and cash equivalents increased $16.2 million to $337.2 million at the end of the first quarter of fiscal 2014 from $321.0 million at the end of fiscal 2013. The increase was primarily due to $172.6 million of net cash provided by operating activities, $62.6 million of proceeds from exercises of employee stock options and $27.0 million of net proceeds from the sale of our Cyber Integration Center, mostly offset by $106.7 million used to repurchase shares of our common stock, $64.5 million used for net repayments of borrowings, $45.3 million used to pay cash dividends and $33.4 million used for additions of property, plant and equipment.

Our financial position remained strong at September 26, 2014. We ended the first quarter of fiscal 2015 with cash and cash equivalents of $449.1 million; we have no long-term debt maturing until December 1, 2017; we have a senior unsecured $1 billion revolving credit facility that expires in September 2017 (all of which was available to us as of September 26, 2014); and we do not have any material defined benefit pension plan obligations. Our $449.1 million of cash and cash equivalents at September 26, 2014 included $189 million held by our foreign subsidiaries, $137 million of which was available for use in the U.S. without incurring additional U.S. income taxes. We would be required to recognize U.S. income taxes of $15 million on the remaining $52 million if we were to repatriate such funds to the U.S., but we have no current plans to repatriate such funds.

Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facility, cash needs and debt structure, we have not experienced, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity, particularly in light of U.S. Government budget uncertainties and the state of global commerce and financial uncertainty.

We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and potential acquisitions for the next 12 months and reasonably foreseeable future thereafter. Our total capital expenditures in fiscal 2015 are expected to be approximately $200 million. We anticipate tax payments over the next three years to be approximately equal to our tax expense for the same period. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase program and potential acquisitions, no other significant cash outlays are anticipated during the remainder of fiscal 2015.

There can be no assurance, however, that our business will continue to generate cash flows at current levels or that the cost or availability of future borrowings, if any, under our commercial paper program or our credit facility or in the debt markets will not be impacted by any potential future credit and capital markets disruptions. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our share repurchases, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to some extent, are subject to general conditions in or affecting the defense, government and integrated communications and information technology and services markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Net cash provided by operating activities: The decrease in net cash provided by operating activities in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was primarily due to timing of product shipments, lower collections of accounts receivable and an increase in inventory balances.

Net cash used in investing activities: The increase in net cash used in investing activities in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was due to $27.0 million of proceeds received from the sale of our Cyber Integration Center in the first quarter of fiscal 2014, as well as $7.6 million more used for additions of property, plant and equipment in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 (primarily related to infrastructure to support growth in our Government Communications Systems segment), partially offset by $7.0 million of proceeds in the first quarter of fiscal 2015 from our collection of the CIS Note received as part of the sale of our Cyber Integration Center.

Net cash used in financing activities: The decrease in net cash used in financing activities in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 was due to $58.5 million less used for net repayments of borrowings, mostly offset by $44.7 million less of proceeds from exercises of employee stock options, $5.0 million more of repurchases of our common stock and $5.0 million more used to pay cash dividends.

Common Stock Repurchases

During the first quarter of fiscal 2015, we used $100.0 million to repurchase 1,432,265 shares of our common stock under our 2013 Repurchase Program (as defined below) at an average price per share of $69.82, including commissions. During the first quarter of fiscal 2014, we used $100.0 million to repurchase 1,746,122 shares of our common stock under our 2011 Repurchase Program (as defined below) at an average price per share of $57.28, including commissions. In the first quarter of fiscal 2015 and first quarter of fiscal 2014, $11.7 million and $6.7 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.

On August 23, 2013, our Board of Directors approved our new $1 billion share repurchase program (our “2013 Repurchase Program”), which was in addition to our prior share repurchase program approved in 2011 (our “2011 Repurchase Program”). Our repurchases during the second quarter of fiscal 2014 used the remaining authorization under our 2011 Repurchase Program. As of September 26, 2014, we had a remaining, unused authorization of approximately $734 million under our 2013 Repurchase Program, which does not have a stated expiration date. Our repurchase programs have resulted, and our 2013 Repurchase Program is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

Additional information regarding share repurchases during the first quarter of fiscal 2015 and our repurchase programs is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Capital Structure and Resources

2012 Credit Agreement: On September 28, 2012, we established a new $1 billion 5-year senior unsecured revolving credit facility (the “2012 Credit Facility”) by entering into a Revolving Credit Agreement (the “2012 Credit Agreement”) with a syndicate of lenders. The 2012 Credit Facility replaced our prior revolving credit facilities. For a description of the 2012 Credit Facility and the 2012 Credit Agreement, see Note 11: “Credit Arrangements” in our Notes to Consolidated Financial Statements in our Fiscal 2014 Form 10-K.

We were in compliance with the covenants in the 2012 Credit Agreement at September 26, 2014, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2012 Credit Agreement, to be greater than 0.60 to 1.00 at any time. At September 26, 2014, we had no borrowings outstanding under the 2012 Credit Agreement, but we had $30 million of short-term debt outstanding under our commercial paper program that was supported by the 2012 Credit Facility.

Short-Term Debt: Our short-term debt at September 26, 2014 and June 27, 2014 was $52.2 million and $58.3 million, respectively, and primarily consisted of commercial paper. Our commercial paper program was supported at September 26, 2014 and June 27, 2014 by the 2012 Credit Facility.

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

We expect to maintain operating ratios, fixed-charge coverage ratios and balance sheet ratios sufficient for retention of, or improvement to, our current debt ratings. There are no assurances that our debt ratings will not be reduced in the future. If our debt ratings are lowered below “investment grade,” we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facility or pursue other options. In addition, if our debt ratings are lowered to below “investment grade,” we may also be required to provide collateral to support a portion of our outstanding performance bonds. For a discussion of such performance bonds, see the “Commercial Commitments” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2014 Form 10-K. We do not currently expect a downgrade of our current debt ratings, but no assurances can be given. If our debt ratings are downgraded, it could adversely impact, among other things, our future borrowing costs and access to capital markets and our ability to receive certain types of contract awards.

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

As of September 26, 2014, we were not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as described above. As of September 26, 2014, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments and Contractual Obligations

The amounts disclosed in our Fiscal 2014 Form 10-K include our contractual obligations and commercial commitments. During the first quarter ended September 26, 2014, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, standby letters of credit and other arrangements as disclosed in our Fiscal 2014 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2014 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on contracts and contract estimates (discussed in greater detail in the following paragraphs), (ii) provisions for excess and obsolete inventory losses, (iii) impairment testing of goodwill, and (iv) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2014 Form 10-K.

Revenue Recognition

A significant portion of our business is derived from development and production contracts. Revenue and profits related to development and production contracts are recognized using the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total costs at completion (i.e., the “cost-to-cost” method) with consideration given for risk of performance and estimated profit. The majority of the revenue in our Government Communications Systems segment (and to a certain extent, revenue in our Integrated Network Solutions and RF Communications segments) relates to development and production contracts, and the percentage-of-completion method of revenue recognition is primarily used for these contracts. Change orders, claims or other items that may change the scope of a development and production contract are included in contract value only when the value can be reliably estimated and realization is probable. Possible incentives or penalties and award fees applicable to performance on development and production contracts are considered in estimating contract value and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase earnings based solely on a single significant event are generally not recognized until the event occurs.

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

Estimate at completion adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended
	September 26, 2014	September 27, 2013
	(Dollars in millions)
Favorable adjustments	$32.3	$20.0
Unfavorable adjustments	(10.2)	(7.7)

Net operating income adjustments	$22.1	$12.3

The increase in impacts to operating income due to estimate at completion adjustments in the first quarter of fiscal 2015 compared with the first quarter of fiscal 2014 reflected overall strong program execution, including retirement of risks on certain programs, in our RF Communications and Government Communications Systems segments. There were no individual impacts to operating income due to estimate at completion adjustments in the first quarter of fiscal 2015 or in the first quarter of fiscal 2014 that were material to our results of operations on a consolidated or segment basis for such periods.

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

Impact of Recently Issued Accounting Standards

Accounting standards that have been recently issued but not yet effective for us are described in Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes, which describes the potential impact that these standards are expected to have on our financial position, results of operations and cash flows.

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

This Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove to be correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the potential level of share repurchases or dividends; potential acquisitions or divestitures; the value of our contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:

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

Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2014 Form 10-K under Item 1A. “Risk Factors.” The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2014 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise. For further information concerning risk factors, see Part II. Item 1A. “Risk Factors” in this Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at September 26, 2014 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note L — Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates: As of September 26, 2014, we had long-term debt obligations. The fair value of our long-term debt obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term debt obligations at September 26, 2014 would not have had a material impact on the fair value of such long-term debt obligations. Additionally, there is no interest rate risk associated with our long-term debt obligations on our results of operations and cash flows, because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity).

As of September 26, 2014, we also had short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place, temporarily funding repurchases under our share repurchase programs and temporarily funding redemption of long-term debt. The interest rate risk associated with this short-term debt on our results of operations and cash flows is not material.

We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations or on our results of operations or cash flows over the next twelve months.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the quarter ended September 26, 2014, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the quarter ended September 26, 2014 our disclosure controls and procedures were effective.

(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 26, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

General. From time to time, as a normal incident of the nature and kind of business in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at September 26, 2014 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors.

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Fiscal 2014 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2014 Form 10-K. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the first quarter of fiscal 2015, we repurchased 1,432,265 shares of our common stock under our 2013 Repurchase Program at an average price per share of $69.80, excluding commissions. During the first quarter of fiscal 2014, we repurchased 1,746,122 shares of our common stock under our 2011 Repurchase Program at an average price per share of $57.26, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended September 26, 2014:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(June 28, 2014-July 25, 2014)
Repurchase Programs (1)	—	—	—	$833,501,670
Employee Transactions (2)	—	—	—	—
Month No. 2
(July 26, 2014-August 22, 2014)
Repurchase Programs (1)	923,546	$69.17	923,546	$769,622,190
Employee Transactions (2)	1,557	$69.09	—	—
Month No. 3
(August 23, 2014-September 26, 2014)
Repurchase Programs (1)	508,719	$70.95	508,719	$733,530,015
Employee Transactions (2)	200	$69.87	—	—

Total	1,434,022	$69.80	1,432,265	$733,530,015

*	Periods represent our fiscal months.

(1)	On August 26, 2013, we announced that on August 23, 2013, our Board of Directors approved our 2013 Repurchase Program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our 2013 Repurchase Program was in addition to our 2011 Repurchase Program. Our repurchases during the quarter ended December 27, 2013 used the remaining authorization under our 2011 Repurchase Program. As of September 26, 2014, $733,530,015 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our 2013 Repurchase Program, which does not have a stated expiration date. Our repurchase programs have resulted, and our 2013 Repurchase Program is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised stock options, (b) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares, performance share units or restricted shares that vested during the quarter, (c) performance shares, performance share units, restricted shares or restricted stock units returned to us upon retirement or employment termination of employees or (d) shares of our common stock purchased by, or sold to us by, the Harris Corporation Master Rabbi Trust, with the trustee thereof acting at our direction, to fund obligations of the Rabbi Trust under our deferred compensation plans. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Securities

During the first quarter of fiscal 2015, we did not issue or sell any unregistered equity securities.

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

(10)	*(a) Form of Performance Share Unit Award Agreement Terms and Conditions (as of June 28, 2014) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

*(b) Form of Restricted Stock Award Agreement Terms and Conditions (as of June 28, 2014) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

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

HARRIS CORPORATION (Registrant)

Date: October 29, 2014	By:	/s/ Miguel A. Lopez
Miguel A. Lopez
Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Description

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

(10)	*(a) Form of Performance Share Unit Award Agreement Terms and Conditions (as of June 28, 2014) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

*(b) Form of Restricted Stock Award Agreement Terms and Conditions (as of June 28, 2014) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

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