Form 10-Q
period 2015-01-02
HARRIS CORP /DE/
filed 2015-02-10
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 2, 2015

or

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

The number of shares outstanding of the registrant’s common stock as of February 6, 2015 was 104,118,788 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended January 2, 2015

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended		Two Quarters Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
	(In millions, except per share amounts)
Revenue from product sales and services	$1,206.3	$1,223.2	$2,361.7	$2,415.1

Cost of product sales and services	(807.8)	(795.4)	(1,570.4)	(1,569.9)
Engineering, selling and administrative expenses	(187.5)	(204.7)	(382.7)	(412.5)
Non-operating income	0.2	3.2	0.2	4.5
Interest income	0.7	0.7	1.4	1.3
Interest expense	(22.7)	(23.7)	(45.5)	(47.4)

Income from continuing operations before income taxes	189.2	203.3	364.7	391.1
Income taxes	(49.7)	(66.2)	(100.1)	(126.6)

Income from continuing operations	139.5	137.1	264.6	264.5
Discontinued operations, net of income taxes	—	(1.0)	—	(2.7)

Net income	139.5	136.1	264.6	261.8
Noncontrolling interests, net of income taxes	—	0.1	—	0.2

Net income attributable to Harris Corporation	$139.5	$136.2	$264.6	$262.0

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$139.5	$137.2	$264.6	$264.7
Discontinued operations, net of income taxes	—	(1.0)	—	(2.7)

Net income	$139.5	$136.2	$264.6	$262.0

Net income per common share attributable to Harris Corporation common shareholders
Basic net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.34	$1.28	$2.52	$2.47
Discontinued operations	—	(0.01)	—	(0.03)

	$1.34	$1.27	$2.52	$2.44

Diluted net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.32	$1.27	$2.50	$2.45
Discontinued operations	—	(0.01)	—	(0.03)

	$1.32	$1.26	$2.50	$2.42

Cash dividends paid per common share	$0.47	$0.42	$0.94	$0.84

Basic weighted average common shares outstanding	103.9	106.3	104.3	106.3
Diluted weighted average common shares outstanding	104.9	107.3	105.3	107.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended		Two Quarters Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
	(In millions)
Net income	$139.5	$136.1	$264.6	$261.8
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(45.3)	(5.5)	(73.9)	18.5
Net unrealized loss on hedging derivatives, net of income taxes	(0.4)	(0.1)	(1.2)	(0.4)
Amortization of loss on treasury lock, net of income taxes	0.1	0.2	0.3	0.3
Net unrecognized gain on post-retirement obligations, net of income taxes	3.3	0.7	11.8	1.3

Other comprehensive income (loss), net of income taxes	(42.3)	(4.7)	(63.0)	19.7

Total comprehensive income	97.2	131.4	201.6	281.5
Comprehensive loss attributable to noncontrolling interests	—	0.1	—	0.2

Total comprehensive income attributable to Harris Corporation	$97.2	$131.5	$201.6	$281.7

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	January 2, 2015	June 27, 2014
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$469.5	$561.0
Receivables	582.0	566.1
Inventories	649.6	618.7
Income taxes receivable	21.6	28.1
Current deferred income taxes	116.3	112.2
Other current assets	107.0	105.2

Total current assets	1,946.0	1,991.3
Non-current Assets
Property, plant and equipment	724.5	728.1
Goodwill	1,676.5	1,711.2
Intangible assets	223.9	257.5
Non-current deferred income taxes	68.9	87.3
Other non-current assets	158.4	155.8

Total non-current assets	2,852.2	2,939.9

	$4,798.2	$4,931.2

Liabilities and Equity
Current Liabilities
Short-term debt	$73.9	$58.3
Accounts payable	292.1	324.3
Compensation and benefits	150.8	212.8
Other accrued items	256.4	249.8
Advance payments and unearned income	253.3	265.9
Current deferred income taxes	—	2.1
Current portion of long-term debt	1.4	1.4

Total current liabilities	1,027.9	1,114.6
Non-current Liabilities
Long-term debt	1,575.8	1,575.8
Long-term contract liability	77.3	83.8
Other long-term liabilities	305.8	331.6

Total non-current liabilities	1,958.9	1,991.2
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 104,079,487 shares at January 2, 2015 and 105,509,073 shares at June 27, 2014	104.1	105.5
Other capital	498.9	509.1
Retained earnings	1,286.5	1,226.3
Accumulated other comprehensive loss	(77.9)	(14.9)

Total shareholders’ equity	1,811.6	1,826.0
Noncontrolling interests	(0.2)	(0.6)

Total equity	1,811.4	1,825.4

	$4,798.2	$4,931.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Two Quarters Ended
	January 2, 2015	December 27, 2013
	(In millions)
Operating Activities
Net income	$264.6	$261.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104.3	100.4
Share-based compensation	17.4	18.5
Non-current deferred income taxes	6.5	25.2
Loss on sale of discontinued operations	—	2.7
(Increase) decrease in:
Accounts receivable	(15.9)	(2.7)
Inventories	(30.9)	(20.0)
Increase (decrease) in:
Accounts payable and accrued expenses	(119.9)	(56.4)
Advance payments and unearned income	(12.6)	(9.5)
Income taxes	0.6	(1.0)
Other	8.1	(39.5)

Net cash provided by operating activities	222.2	279.5

Investing Activities
Additions of property, plant and equipment	(79.1)	(85.0)
Proceeds from sale of Cyber Integration Center	7.0	27.0

Net cash used in investing activities	(72.1)	(58.0)

Financing Activities
Proceeds from borrowings	32.6	3.1
Repayments of borrowings	(17.0)	(62.6)
Proceeds from exercises of employee stock options	28.2	99.8
Repurchases of common stock	(163.8)	(156.8)
Cash dividends	(99.5)	(90.4)

Net cash used in financing activities	(219.5)	(206.9)

Effect of exchange rate changes on cash and cash equivalents	(22.1)	(1.2)

Net increase (decrease) in cash and cash equivalents	(91.5)	13.4

Cash and cash equivalents, beginning of year	561.0	321.0

Cash and cash equivalents, end of quarter	$469.5	$334.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

January 2, 2015

Note A — Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented therein. The results for the second quarter and first two quarters of fiscal 2015 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 27, 2014 has been derived from our audited financial statements but does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2014 (our “Fiscal 2014 Form 10-K”).

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

In the first quarter of fiscal 2015, we also adopted an accounting standard issued by the FASB that requires unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The adoption of this standard did not impact our financial position, results of operations or cash flows.

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

In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards and supersedes some cost guidance for construction-type and production-type contracts. The guidance in this standard is principles-based, and accordingly, entities will be required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. The guidance in this standard is applicable to all contracts with customers, regardless of industry-specific or transaction-specific fact patterns. Additionally, this standard provides guidance for transactions that were not previously addressed comprehensively (e.g., service revenue, contract modifications and licenses of intellectual property) and modifies guidance for multiple-element arrangements. The core principle of this standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To help financial statement users better understand the nature, amount, timing and potential uncertainty of the revenue that is recognized, this standard requires significantly more interim and annual disclosures. This standard allows for either “full retrospective” adoption (application to all periods presented) or “modified retrospective” adoption (application to only the most current period presented in the financial statements, as well as certain additional required footnote disclosures). This standard is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, which for us is our fiscal 2018. We are currently evaluating the impact this standard will have on our financial position, results of operations and cash flows.

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

In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest our broadcast communications operation (“Broadcast Communications”), which provided digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Annual Report on Form 10-K for fiscal 2012. On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC (the “Buyer”) pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment, which is currently in arbitration), a $15 million subordinated promissory note (which was collected in fiscal 2014) and an earnout of up to $50 million based on future performance. In the arbitration noted above, the current range of possible outcomes is no additional adjustment to the purchase price, based on our calculation of post-closing working capital, on one hand, to an additional downward adjustment of $81 million to the purchase price, based on the Buyer’s claims in its calculation of post-closing working capital. We are not able to determine the likely outcome of the arbitration, but we believe the Buyer’s claims in its calculation of post-closing working capital are without merit and its asserted additional downward adjustment to the purchase price is significantly overstated, and we intend to defend against the Buyer’s claims and asserted additional downward adjustment to the purchase price vigorously.

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

Note C — Stock Options and Other Share-Based Compensation

During the first two quarters of fiscal 2015, we had two shareholder-approved employee stock incentive plans (“SIPs”), including the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), under which options or other share-based compensation was outstanding, and we have granted the following types of share-based awards under these SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income for the second quarter and first two quarters of fiscal 2015 was $9.4 million and $17.4 million, respectively. The compensation cost related to our share-based awards that was charged against income for the second quarter and first two quarters of fiscal 2014 was $10.1 million and $18.5 million, respectively.

Grants to employees under our SIPs during the second quarter of fiscal 2015 consisted of 4,450 stock options, 1,000 performance share unit awards and 4,880 restricted stock awards. Grants to employees under our SIPs during the first two quarters of fiscal 2015 consisted of 981,150 stock options, 212,550 performance share unit awards, 13,730 restricted stock awards and 3,600 restricted stock unit awards. The fair value as of the grant date of each option award was determined using the Black-Scholes-Merton option-pricing model, which used the following assumptions: expected dividend yield of 2.69 percent; expected volatility of 24.33 percent; risk-free interest rates averaging 1.68 percent; and expected term in years of 5.02. The fair value as of the grant date of each performance share unit award was determined based on a fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting. The fair value as of the grant date of each restricted stock or restricted stock unit award was based on the closing price of our common stock on the grant date.

Note D — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized below:

	January 2, 2015 (1)	June 27, 2014
	(In millions)
Foreign currency translation gain (loss)	$(67.3)	$6.6
Net unrealized gain (loss) on hedging derivatives, net of income taxes	(1.0)	0.2
Unamortized loss on treasury lock, net of income taxes	(1.6)	(1.9)
Unrecognized loss on post-retirement obligations, net of income taxes of $3.5 million and $9.5 million at January 2, 2015 and June 27, 2014, respectively	(8.0)	(19.8)

	$(77.9)	$(14.9)

(1)	Reclassifications out of accumulated other comprehensive loss to earnings were not material for the first two quarters of fiscal 2015 or 2014.

Note E — Receivables

Receivables are summarized below:

	January 2, 2015	June 27, 2014
	(In millions)
Accounts receivable	$497.2	$457.9
Unbilled costs and accrued earnings on cost-plus contracts	91.0	115.5

	588.2	573.4
Less allowances for collection losses	(6.2)	(7.3)

	$582.0	$566.1

Note F — Inventories

Inventories are summarized below:

	January 2, 2015	June 27, 2014
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$346.7	$347.2
Finished products	101.6	104.8
Work in process	38.5	35.7
Raw materials and supplies	162.8	131.0

	$649.6	$618.7

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $84.3 million at January 2, 2015 and $100.7 million at June 27, 2014.

Note G — Property, Plant and Equipment

Property, plant and equipment are summarized below:

	January 2, 2015	June 27, 2014
	(In millions)
Land	$12.5	$12.7
Software capitalized for internal use	142.0	135.5
Buildings	524.2	492.4
Machinery and equipment	1,112.1	1,103.6

	1,790.8	1,744.2
Less accumulated depreciation and amortization	(1,066.3)	(1,016.1)

	$724.5	$728.1

Depreciation and amortization expense related to property, plant and equipment for the second quarter and first two quarters of fiscal 2015 was $38.0 million and $73.4 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the second quarter and first two quarters of fiscal 2014 was $35.0 million and $69.7 million, respectively.

Note H — Accrued Warranties

Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the first two quarters of fiscal 2015 were as follows:

(In millions)
Balance at June 27, 2014	$33.3
Warranty provision for sales made during the first two quarters of fiscal 2015	7.0
Settlements made during the first two quarters of fiscal 2015	(7.1)
Other adjustments to warranty liability, including those for foreign currency translation, during the first two quarters of fiscal 2015	(3.1)

Balance at January 2, 2015	$30.1

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties at January 2, 2015 and June 27, 2014 was $35.5 million and $38.9 million, respectively, and is included as a component of the “Advance payments and unearned income” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

Note I — Income From Continuing Operations Per Share

The computations of income from continuing operations per share are as follows (in this Note I, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders):

	Quarter Ended		Two Quarters Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
	(In millions, except per share amounts)
Income from continuing operations	$139.5	$137.2	$264.6	$264.7
Adjustments for participating securities outstanding	(0.6)	(0.8)	(1.4)	(2.0)

Income from continuing operations used in per basic and diluted common share calculations (A)	$138.9	$136.4	$263.2	$262.7

Basic weighted average common shares outstanding (B)	103.9	106.3	104.3	106.3
Impact of dilutive share-based awards	1.0	1.0	1.0	1.0

Diluted weighted average common shares outstanding (C)	104.9	107.3	105.3	107.3

Income from continuing operations per basic common share (A)/(B)	$1.34	$1.28	$2.52	$2.47
Income from continuing operations per diluted common share (A)/(C)	$1.32	$1.27	$2.50	$2.45

Potential dilutive common shares primarily consist of employee stock options and performance share and performance share unit awards. Employee stock options to purchase approximately 678,650 and 1,291,044 shares of our common stock were outstanding at January 2, 2015 and December 27, 2013, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive.

Note J — Income Taxes

Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 26.3 percent in the second quarter of fiscal 2015 compared with 32.6 percent in the second quarter of fiscal 2014. In the second quarter of fiscal 2015, legislation was enacted that restored the U.S. Federal income tax credit for qualifying research and development (“R&D”) expenses for calendar year 2014. This resulted in a benefit of approximately $6.6 million (approximately 3.5 percent of income from continuing operations before income taxes) in calculating our effective tax rate in the second quarter of fiscal 2015. Approximately half of this benefit related to R&D expenses in the second half of fiscal 2014 and the remainder related to R&D expenses in the first half of fiscal 2015. Additionally, in the second quarter of fiscal 2015, our effective tax rate benefited by approximately $7.6 million (approximately 4.0 percent of income from continuing operations before income taxes) due to finalizing issues with Canadian and U.S. tax authorities for amounts lower than previously recorded estimates. In the second quarter of fiscal 2014, our effective tax rate benefited from a refund resulting from a consolidation of foreign subsidiaries.

Our effective tax rate was 27.4 percent in the first two quarters of fiscal 2015 compared with 32.4 percent in the first two quarters of fiscal 2014. In the first two quarters of fiscal 2015, our effective tax rate benefited from the discrete items noted above regarding the second quarter of fiscal 2015, as well as from the recognition, in the first quarter of fiscal 2015, of foreign tax credits resulting from a dividend paid by a foreign subsidiary during fiscal 2013 that exceeded the U.S. tax liability in respect of the dividend. These discrete items resulted in an aggregate benefit of approximately $23 million (approximately 6 percent of income from continuing operations before income taxes) in calculating our effective tax rate in the first two quarters of fiscal 2015. In the first two quarters of fiscal 2014, our effective tax rate benefited from the settlement of a state tax audit and a refund resulting from a consolidation of foreign subsidiaries.

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

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of January 2, 2015:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Deferred compensation plan investments: (1)
Money market fund	$31.3	$—	$—	$31.3
Stock fund	59.1	—	—	59.1
Equity security	31.8	—	—	31.8
Pension plan investments: (2)
Stock funds	31.5	—	—	31.5
Corporate bonds	9.3	—	—	9.3
Government securities	51.2	—	—	51.2
Foreign currency forward contracts (3)	—	0.5	—	0.5
Liabilities
Deferred compensation plans (4)	40.2	85.4	—	125.6
Foreign currency forward contracts (5)	—	2.6	—	2.6

(1)	Represents investments held in a “rabbi trust” associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(2)	Represents investments related to our defined benefit plan in the United Kingdom, which we include in the “Other non-current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.
(4)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.
(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	January 2, 2015		June 27, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,577.2	$1,809.3	$1,577.2	$1,799.6

(1)	The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

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

At January 2, 2015, we had open foreign currency forward contracts with an aggregate notional amount of $70.2 million, of which

$55.7 million were classified as fair value hedges and $14.5 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with an aggregate notional amount of $155.7 million at June 27, 2014, of which $119.6 million were classified as fair value hedges and $36.1 million were classified as cash flow hedges. At January 2, 2015, contract expiration dates ranged from less than 1 month to 6 months with a weighted average contract life of 1 month.

Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of January 2, 2015, we had outstanding foreign currency forward contracts denominated in the British Pound, Australian Dollar, Norwegian Krone, Singapore Dollar, Euro and Mexican Peso to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the second quarter and first two quarters of fiscal 2015 or 2014. In addition, no amounts were recognized in earnings in the second quarter and first two quarters of fiscal 2015 or 2014 related to hedged firm commitments that no longer qualify as fair value hedges.

Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are being used to hedge currency exposures from cash flows anticipated across our business segments. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of January 2, 2015, we had outstanding foreign currency forward contracts denominated in the Brazilian Real, British Pound, Australian Dollar, Canadian Dollar and Euro to hedge certain forecasted transactions.

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

The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the second quarter and first two quarters of fiscal 2015 or 2014. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of January 2, 2015 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

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

See Note K — Fair Value Measurements for the amount of the assets and liabilities related to these foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of January 2, 2015, and see the accompanying Condensed Consolidated Statement of Comprehensive Income (Unaudited) for additional information on changes in accumulated other comprehensive loss in the second quarter and first two quarters of fiscal 2015.

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

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard estimate at completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimates of total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income in the second quarter and first two quarters of fiscal 2015 by $16.3 million ($0.11 per diluted share) and $38.4 million ($0.26 per diluted share), respectively. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income in the second quarter and first two quarters of fiscal 2014 by $8.2 million ($0.05 per diluted share) and $20.5 million ($0.13 per diluted share), respectively.

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

The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements in our Fiscal 2014 Form 10-K. We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line items in the tables below represent the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to our business segments.

Total assets by business segment are summarized below:

	January 2, 2015	June 27, 2014
	(In millions)
Total Assets
RF Communications	$1,306.4	$1,253.9
Government Communications Systems	995.1	975.4
Integrated Network Solutions	1,661.8	1,746.5
Corporate	834.9	955.4

	$4,798.2	$4,931.2

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:

	Quarter Ended		Two Quarters Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
	(In millions)
Revenue
RF Communications	$432.2	$454.6	$819.3	$877.6
Government Communications Systems	454.3	433.0	915.0	844.6
Integrated Network Solutions	339.6	365.9	665.3	741.5
Corporate eliminations	(19.8)	(30.3)	(37.9)	(48.6)

	$1,206.3	$1,223.2	$2,361.7	$2,415.1

Income From Continuing Operations Before Income Taxes
Segment Operating Income:
RF Communications	$124.8	$142.1	$241.5	$277.3
Government Communications Systems	77.6	66.5	151.5	130.5
Integrated Network Solutions	28.5	32.7	51.6	62.4
Unallocated corporate expense	(16.8)	(14.4)	(30.7)	(30.4)
Corporate eliminations	(3.1)	(3.8)	(5.3)	(7.1)
Non-operating income (1)	0.2	3.2	0.2	4.5
Net interest expense	(22.0)	(23.0)	(44.1)	(46.1)

	$189.2	$203.3	$364.7	$391.1

(1)	“Non-operating income” includes equity method investment income (loss); income (expense) related to intellectual property matters; gains and losses on sales of investments, securities available-for-sale and prepayment of long-term debt; and impairments of investments and securities available-for-sale.

Note O — Subsequent Event

Subsequent to the end of the second quarter of fiscal 2015, on February 6, 2015, we announced a definitive agreement under which we will acquire 100 percent of Exelis Inc. (“Exelis”) in a cash and stock transaction valued at $23.75 per share, or an approximately $4.75 billion enterprise value, based on the closing price of our common stock as of February 5, 2015. Under the terms of the transaction, Exelis shareholders will receive $16.625 in cash, without interest, and 0.1025 of a share of our common stock for each share of Exelis common stock. Upon closing, our shareholders will own approximately 85 percent of the combined company, and Exelis shareholders will own approximately 15 percent of the combined company. The agreement has been unanimously approved by the Boards of Directors of both companies. The transaction is subject to customary closing conditions, including regulatory and Exelis shareholder approval, and we currently expect the closing to occur in June 2015, although we can give no assurances regarding the timing or occurrence of closing. We have secured $3.4 billion of fully committed bridge financing for the transaction and expect to put in place permanent financing in the form of term loans and unsecured bonds prior to closing.

Exelis is a diversified, global aerospace, defense, information and services company headquartered in McLean, Virginia that employs approximately 10,000 people and generated calendar 2014 sales of approximately $3.25 billion. Exelis leverages its deep customer knowledge and technical expertise to deliver affordable, mission-critical solutions for global customers and is a leader in positioning and navigation, sensors, air traffic management solutions, image processing and distribution, communications and information systems. Exelis is focused on strategic growth in the areas of critical networks; intelligence, surveillance, reconnaissance (“ISR”) and analytics; electronic warfare; and composite aerostructures.

The foregoing description of the definitive agreement and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the Agreement and Plan of Merger, dated as of February 5, 2015, by and among Exelis, us, and Harris Communication Solutions (Indiana), Inc., one of our wholly owned subsidiaries, a copy of which was filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2015.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have reviewed the unaudited condensed consolidated balance sheet of Harris Corporation and subsidiaries as of January 2, 2015, and the related unaudited condensed consolidated statements of income and comprehensive income for the quarter and two quarters ended January 2, 2015 and December 27, 2013, and the unaudited condensed consolidated statements of cash flows for the two quarters ended January 2, 2015 and December 27, 2013. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the unaudited condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation and subsidiaries as of June 27, 2014, and the related consolidated statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein) and we expressed an unqualified opinion on those consolidated financial statements in our report dated August 25, 2014. In our opinion, the accompanying condensed consolidated balance sheet of Harris Corporation and subsidiaries as of June 27, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Orlando, Florida

February 10, 2015

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

•

Critical Accounting Policies and Estimates — information about accounting policies that require critical judgments and estimates and about accounting standards that have been issued, but are not yet effective for us, and their potential impact on our financial position, results of operations and cash flows.

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

As discussed further in Note O — Subsequent Event in the Notes, subsequent to the end of the second quarter of fiscal 2015, on February 6, 2015, we announced a definitive agreement under which we will acquire 100 percent of Exelis in a cash and stock transaction valued at $23.75 per share, or an approximately $4.75 billion enterprise value, based on the closing price of our common stock as of February 5, 2015. Under the terms of the transaction, Exelis shareholders will receive $16.625 in cash, without interest, and 0.1025 of a share of our common stock for each share of Exelis common stock. Upon closing, our shareholders will own approximately 85 percent of the combined company, and Exelis shareholders will own approximately 15 percent of the combined company. The agreement has been unanimously approved by the Boards of Directors of both companies. The transaction is subject to customary closing conditions, including regulatory and Exelis shareholder approval, and we currently expect the closing to occur in June 2015, although we can give no assurances regarding the timing or occurrence of closing. We have secured $3.4 billion of fully committed bridge financing for the transaction and expect to put in place permanent financing in the form of term loans and unsecured bonds prior to closing.

RESULTS OF OPERATIONS

Highlights

Operations results for the second quarter of fiscal 2015 include:

•	Revenue decreased 1.4 percent to $1,206.3 million in the second quarter of fiscal 2015 from $1,223.2 million in the second quarter of fiscal 2014;

•	Income from continuing operations increased 1.7 percent to $139.5 million in the second quarter of fiscal 2015 compared with $137.2 million in the second quarter of fiscal 2014;

•	Income from continuing operations per diluted share increased 3.9 percent to $1.32 in the second quarter of fiscal 2015 compared with $1.27 in the second quarter of fiscal 2014;

•

Our RF Communications segment revenue decreased 4.9 percent to $432.2 million and operating income decreased 12.2 percent to $124.8 million in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014;

•

Our Government Communications Systems segment revenue increased 4.9 percent to $454.3 million and operating income increased 16.7 percent to $77.6 million in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014;

•

Our Integrated Network Solutions segment revenue decreased 7.2 percent to $339.6 million and operating income decreased 12.8 percent to $28.5 million in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014; and

•	Net cash provided by operating activities decreased 20.5 percent to $222.2 million in the first two quarters of fiscal 2015 compared with $279.5 million in the first two quarters of fiscal 2014.

Consolidated Results of Operations

	Quarter Ended			Two Quarters Ended
	January 2, 2015	December 27, 2013	% Inc/(Dec)	January 2, 2015	December 27, 2013	% Inc/(Dec)
	(Dollars in millions, except per share amounts)
Revenue:
RF Communications	$432.2	$454.6	(4.9)%	$819.3	$877.6	(6.6)%
Government Communications Systems	454.3	433.0	4.9%	915.0	844.6	8.3%
Integrated Network Solutions	339.6	365.9	(7.2)%	665.3	741.5	(10.3)%
Corporate eliminations	(19.8)	(30.3)	(34.7)%	(37.9)	(48.6)	(22.0)%

Total revenue	1,206.3	1,223.2	(1.4)%	2,361.7	2,415.1	(2.2)%

Cost of product sales and services	(807.8)	(795.4)	1.6%	(1,570.4)	(1,569.9)	0.0%

Gross margin	398.5	427.8	(6.8)%	791.3	845.2	(6.4)%
% of total revenue	33.0%	35.0%		33.5%	35.0%

Engineering, selling and administrative expenses	(187.5)	(204.7)	(8.4)%	(382.7)	(412.5)	(7.2)%
% of total revenue	15.5%	16.7%		16.2%	17.1%

Non-operating income	0.2	3.2	(93.8)%	0.2	4.5	(95.6)%
Net interest expense	(22.0)	(23.0)	(4.3)%	(44.1)	(46.1)	(4.3)%

Income from continuing operations before income taxes	189.2	203.3	(6.9)%	364.7	391.1	(6.8)%
Income taxes	(49.7)	(66.2)	(24.9)%	(100.1)	(126.6)	(20.9)%
Effective tax rate	26.3%	32.6%		27.4%	32.4%

Income from continuing operations	139.5	137.1	1.8%	264.6	264.5	0.0%
Noncontrolling interests, net of income taxes	—	0.1	*	—	0.2	*

Income from continuing operations attributable to Harris Corporation common shareholders	139.5	137.2	1.7%	264.6	264.7	(0.0)%
% of total revenue	11.6%	11.2%		11.2%	11.0%

Discontinued operations, net of income taxes	—	(1.0)	*	—	(2.7)	*

Net income attributable to Harris Corporation common shareholders	$139.5	$136.2	2.4%	$264.6	$262.0	1.0%

Income from continuing operations per diluted common share attributable to Harris Corporation common shareholders	$1.32	$1.27	3.9%	$2.50	$2.45	2.0%

*	Not meaningful

Revenue

Second Quarter 2015 Compared With Second Quarter 2014: The decrease in revenue in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 was due to lower revenue in our Integrated Network Solutions and RF Communications segments, partially offset by higher revenue in our Government Communications Systems segment.

First Two Quarters 2015 Compared With First Two Quarters 2014: The decrease in revenue in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 was due to lower revenue in our Integrated Network Solutions and RF Communications segments, partially offset by higher revenue in our Government Communications Systems segment.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Gross Margin Percentage

Second Quarter 2015 Compared With Second Quarter 2014: The decrease in gross margin as a percentage of total revenue (“gross margin percentage”) in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 was due to a lower percentage of our overall revenue generated by our higher-margin RF Communications segment and gross margin percentage point decreases of 3.9 and 2.3 in our Integrated Network Solutions and RF Communications segments, respectively, partially offset by a gross margin percentage point increase of 1.1 in our Government Communications Systems segment.

First Two Quarters 2015 Compared With First Two Quarters 2014: The decrease in gross margin percentage in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 was primarily due to a lower percentage of our overall revenue generated by our higher-margin RF Communications segment and gross margin percentage point decreases of 2.3 and 1.7 in our Integrated Network Solutions and RF Communications segments, respectively, partially offset by a gross margin percentage point increase of 0.2 in our Government Communications Systems segment.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

Second Quarter 2015 Compared With Second Quarter 2014: The decreases in engineering, selling and administrative (“ESA”) expenses and ESA expenses as a percentage of total revenue (“ESA percentage”) in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 were primarily due to lower general and administrative expenses in our Integrated Network Solutions segment.

First Two Quarters 2015 Compared With First Two Quarters 2014: The decreases in ESA expenses and ESA percentage in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 were primarily due to lower general and administrative expenses in our Integrated Network Solutions segment as noted above and lower general and administrative expenses resulting from operational excellence improvements and cost-reduction actions, the benefit from our collection of the CIS Note in the first quarter of fiscal 2015, and an accrual in the first quarter of 2014 for legal matters related to a Public Safety and Professional Communications program. These drivers of the decreases in ESA expenses and ESA percentage were partially offset by higher spending on Tactical Communications research and development.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A and Note B — Discontinued Operations in the Notes for further information.

Income Taxes

Second Quarter 2015 Compared With Second Quarter 2014: In the second quarter of fiscal 2015, legislation was enacted that restored the U.S. Federal income tax credit for qualifying R&D expenses for calendar year 2014. This resulted in a benefit of approximately $6.6 million (approximately 3.5 percent of income from continuing operations before income taxes) in calculating our effective tax rate in the second quarter of fiscal 2015. Approximately half of this benefit related to R&D expenses in the second half of fiscal 2014 and the remainder related to R&D expenses in the first half of fiscal 2015. Additionally, in the second quarter of fiscal 2015, our effective tax rate benefited by approximately $7.6 million (approximately 4.0 percent of income from continuing operations before income taxes) due to finalizing issues with Canadian and U.S. tax authorities for amounts lower than previously recorded estimates. In the second quarter of fiscal 2014, our effective tax rate benefited from a refund resulting from a consolidation of foreign subsidiaries.

First Two Quarters 2015 Compared With First Two Quarters 2014: In the first two quarters of fiscal 2015, our effective tax rate benefited from the discrete items noted above regarding the second quarter of fiscal 2015, as well as from the recognition of foreign tax credits resulting from a dividend paid by a foreign subsidiary during fiscal 2013 that exceeded the U.S. tax liability in respect of the dividend. These discrete items resulted in an aggregate benefit of approximately $23 million (approximately 6 percent of income from continuing operations before income taxes) in calculating our effective tax rate in the first two quarters of fiscal 2015. In the first two quarters of fiscal 2014, our effective tax rate benefited from the settlement of a state tax audit and a refund resulting from a consolidation of foreign subsidiaries.

Income From Continuing Operations Per Diluted Common Share Attributable to Harris Corporation Common Shareholders

Second Quarter 2015 Compared With Second Quarter 2014: The increase in income from continuing operations per diluted common share in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 was primarily due to the same reasons noted above in this MD&A regarding the second quarters of fiscal 2015 and 2014, as well as the reduction in average common shares outstanding as a result of shares repurchased.

First Two Quarters 2015 Compared With First Two Quarters 2014: The increase in income from continuing operations per diluted common share in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 was primarily due to the same reasons as noted above in this MD&A regarding the first two quarters of fiscal 2015 and 2014, as well as the reduction in average common shares outstanding as a result of shares repurchased.

See the “Common Stock Repurchases” discussion below in this MD&A for further information.

Discussion of Business Segment Results of Operations

RF Communications Segment

	Quarter Ended			Two Quarters Ended
	January 2, 2015	December 27, 2013	% Inc/ (Dec)	January 2, 2015	December 27, 2013	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$432.2	$454.6	(4.9)%	$819.3	$877.6	(6.6)%
Cost of product sales and services	(217.9)	(218.5)	(0.3)%	(402.4)	(416.3)	(3.3)%

Gross margin	214.3	236.1	(9.2)%	416.9	461.3	(9.6)%
% of revenue	49.6%	51.9%		50.9%	52.6%

ESA expenses	(89.5)	(94.0)	(4.8)%	(175.4)	(184.0)	(4.7)%
% of revenue	20.7%	20.7%		21.4%	21.0%

Segment operating income	$124.8	$142.1	(12.2)%	$241.5	$277.3	(12.9)%

% of revenue	28.9%	31.3%		29.5%	31.6%

Second Quarter 2015 Compared With Second Quarter 2014: Segment revenue in the second quarter of fiscal 2015 included $316 million in Tactical Communications, a decrease of 1 percent from $320 million in the second quarter of fiscal 2014; and $116 million in Public Safety and Professional Communications, a decrease of 14 percent from $135 million in the second quarter of fiscal 2014. The decrease in Tactical Communications revenue in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 was due to lower revenue from Department of Defense (“DoD”) customers, partially offset by higher revenue in international markets. The decrease in Public Safety and Professional Communications revenue in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 was primarily due to continued market weakness.

The decreases in segment gross margin and gross margin percentage in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 were primarily due to lower revenue, a less favorable mix of Tactical Communications revenue and execution issues on Public Safety and Professional Communications programs, partially offset by strong program performance on Tactical Communications programs, including the retirement of certain risks on a large, international program. The decrease in segment ESA expenses in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 was primarily due to operational excellence improvements, partially offset by higher spending on Tactical Communications research and development. The decreases in segment operating income and operating income as a percentage of revenue (“operating margin percentage”) in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 reflected the items discussed above regarding this segment.

First Two Quarters 2015 Compared With First Two Quarters 2014: Segment revenue in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 decreased in both Tactical Communications and Public Safety and Professional Communications due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2015 and 2014.

The decreases in segment gross margin and gross margin percentage in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 were due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2015 and 2014. The decrease in segment ESA expenses in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 was primarily due to an accrual in the first quarter of 2014 for legal matters related to a Public Safety and Professional Communications program and operational excellence improvements, partially offset by higher spending on Tactical Communications research and development. The increase in segment ESA percentage in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 was primarily due to the impact of lower revenue. The decreases in segment operating income and operating margin percentage in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 reflected the items discussed above regarding this segment for the first two quarters of fiscal 2015 and 2014.

Government Communications Systems Segment

	Quarter Ended			Two Quarters Ended
	January 2, 2015	December 27, 2013	% Inc/ (Dec)	January 2, 2015	December 27, 2013	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$454.3	$433.0	4.9%	$915.0	$844.6	8.3%
Cost of product sales and services	(326.9)	(316.5)	3.3%	(662.3)	(613.4)	8.0%

Gross margin	127.4	116.5	9.4%	252.7	231.2	9.3%
% of revenue	28.0%	26.9%		27.6%	27.4%

ESA expenses	(49.8)	(50.0)	(0.4)%	(101.2)	(100.7)	0.5%
% of revenue	11.0%	11.5%		11.1%	11.9%

Segment operating income	$77.6	$66.5	16.7%	$151.5	$130.5	16.1%

% of revenue	17.1%	15.4%		16.6%	15.5%

Second Quarter 2015 Compared With Second Quarter 2014: The increase in segment revenue in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 was primarily due to higher revenue from the F-35 program, classified customers and wireless products, partially offset by lower revenue from NASA’s Space Network Ground Segment Sustainment program.

The increases in segment gross margin and gross margin percentage in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 were primarily due to higher revenue, continued strong program performance and a more favorable mix of revenue. Segment ESA expenses were essentially flat in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 as revenue increased, reflecting operational excellence improvements and the benefit of cost-reduction actions, resulting in a decrease in segment ESA percentage in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014. The increases in segment operating income and operating margin percentage in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 reflected the items discussed above regarding this segment.

First Two Quarters 2015 Compared With First Two Quarters 2014: The increase in segment revenue in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 was primarily due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2015 and 2014.

The increases in segment gross margin and gross margin percentage in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 were primarily due to higher revenue, continued strong program performance and a slightly more favorable mix of revenue. Segment ESA expenses were essentially flat in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 as revenue increased, reflecting operational excellence improvements and the benefit of cost-reduction actions, resulting in a decrease in segment ESA percentage in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014. The increases in segment operating income and operating margin percentage in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 reflected the items discussed above regarding this segment for the first two quarters of fiscal 2015 and 2014.

Integrated Network Solutions Segment

	Quarter Ended			Two Quarters Ended
	January 2, 2015	December 27, 2013	% Inc/ (Dec)	January 2, 2015	December 27, 2013	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$339.6	$365.9	(7.2)%	$665.3	$741.5	(10.3)%
Cost of product sales and services	(282.8)	(290.7)	(2.7)%	(543.6)	(588.8)	(7.7)%

Gross margin	56.8	75.2	(24.5)%	121.7	152.7	(20.3)%
% of revenue	16.7%	20.6%		18.3%	20.6%

ESA expenses	(28.3)	(42.5)	(33.4)%	(70.1)	(90.3)	(22.4)%
% of revenue	8.3%	11.6%		10.5%	12.2%

Segment operating income	$28.5	$32.7	(12.8)%	$51.6	$62.4	(17.3)%

% of revenue	8.4%	8.9%		7.8%	8.4%

Second Quarter 2015 Compared With Second Quarter 2014: The decrease in segment revenue in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 was primarily due to lower revenue from U.S. Government customers (primarily on the Navy/Marine Corps Intranet (“NMCI”) and U.S. Air Force Network Centric Solutions programs), partially offset by higher revenue from the U.S. Department of Veteran Affairs Wi-Fi program and from Harris CapRock Communications commercial customers. In connection with the wind-down of our work on the NMCI program, we have considered our potential opportunities for work on the successor program to the NMCI program (the Next Generation Enterprise Network program) and preliminarily concluded that the identifiable intangible asset related to our relationship with the NMCI customer is not currently impaired.

The decrease in segment operating income in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 was primarily due to lower revenue (including on the higher-margin NMCI program), partially offset by a net favorable impact of $8 million in the second quarter of fiscal 2015 from adjustments to cost of product sales and services and ESA expenses. Cost of product sales and services increased by $8 million, reflecting accruals for telecommunications-related taxes, of which approximately $7 million represented an out-of-period adjustment for taxes in the period fiscal 2011 through fiscal 2014. ESA expenses decreased by $16 million, reflecting the collection of a receivable that was fully reserved as a bad debt and the reversal of the associated reserve. The decreases in segment gross margin, gross margin percentage, ESA expenses and ESA percentage in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 were primarily due to the reasons noted above regarding this segment.

First Two Quarters 2015 Compared With First Two Quarters 2014: The decrease in segment revenue in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 was primarily due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2015 and 2014.

The decreases in segment gross margin and gross margin percentage in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 were primarily due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2015 and 2014. The decreases in segment ESA expenses and ESA percentage in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 were primarily due to lower general and administrative expenses from the reversal of a $16 million bad debt reserve as described above regarding this segment for the second quarters of fiscal 2015 and 2014 and from operational excellence improvements and the benefit of cost-reduction actions. The decreases in segment operating income and operating margin percentage in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 reflected the items discussed above regarding this segment for the first two quarters of fiscal 2015 and 2014.

Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended			Two Quarters Ended
	January 2, 2015	December 27, 2013	% Inc/ (Dec)	January 2, 2015	December 27, 2013	% Inc/ (Dec)
	(Dollars in millions)
Unallocated corporate expense	$16.8	$14.4	16.7%	$30.7	$30.4	1.0%
Corporate eliminations	3.1	3.8	(18.4)%	5.3	7.1	(25.4)%

Second Quarter 2015 Compared With Second Quarter 2014: The increase in unallocated corporate expense in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 was primarily due to accruals for separate miscellaneous legal matters. The decrease in corporate eliminations in the second quarter of fiscal 2015 compared with the second quarter of fiscal 2014 was primarily due to lower intersegment eliminations for sales of products and services between our Integrated Network Solutions segment and our RF Communications segment.

First Two Quarters 2015 Compared With First Two Quarters 2014: The decrease in corporate eliminations in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 was due to lower intersegment eliminations for sales of products and services between our Integrated Network Solutions segment and our RF Communications and Government Communications Systems segments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Two Quarters Ended
	January 2, 2015	December 27, 2013
	(In millions)
Net cash provided by operating activities	$222.2	$279.5
Net cash used in investing activities	(72.1)	(58.0)
Net cash used in financing activities	(219.5)	(206.9)
Effect of exchange rate changes on cash and cash equivalents	(22.1)	(1.2)

Net increase (decrease) in cash and cash equivalents	(91.5)	13.4
Cash and cash equivalents, beginning of year	561.0	321.0

Cash and cash equivalents, end of quarter	$469.5	$334.4

Cash and cash equivalents: Our cash and cash equivalents decreased $91.5 million to $469.5 million at the end of the second quarter of fiscal 2015 from $561.0 million at the end of fiscal 2014. The decrease was due to $163.8 million used to repurchase shares of our common stock, $99.5 million used to pay cash dividends, $79.1 million used for additions of property, plant and equipment and $22.1 million from the impact of exchange rate changes (primarily reflecting the strength of the U.S. Dollar relative to the Canadian Dollar), partially offset by $222.2 million of net cash provided by operating activities, $28.2 million of proceeds from exercises of employee stock options, $15.6 million of net proceeds from borrowings and $7.0 million of proceeds from our collection of the CIS Note received as part of the sale of our Cyber Integration Center. Our cash and cash equivalents increased $13.4 million to $334.4 million at the end of the second quarter of fiscal 2014 from $321.0 million at the end of fiscal 2013. The increase was primarily due to $279.5 million of net cash provided by operating activities, $99.8 million of proceeds from exercises of employee stock options and $27.0 million of net proceeds from the sale of our Cyber Integration Center, mostly offset by $156.8 million used to repurchase shares of our common stock, $90.4 million used to pay cash dividends, $85.0 million used for additions of property, plant and equipment and $59.5 million used for net repayments of borrowings.

Our financial position remained strong at January 2, 2015. We ended the second quarter of fiscal 2015 with cash and cash equivalents of $469.5 million; we have no long-term debt maturing until December 1, 2017; we have a senior unsecured $1 billion revolving credit facility that expires in September 2017 (all of which was available to us as of January 2, 2015); and we do not have any material defined benefit pension plan obligations. Our $469.5 million of cash and cash equivalents at January 2, 2015 included $198 million held by our foreign subsidiaries, $146 million of which was available for use in the U.S. without incurring additional U.S. income taxes. We would be required to recognize U.S. income taxes of $15 million on the remaining $52 million if we were to repatriate such funds to the U.S., but we have no current plans to repatriate such funds.

Accumulated other comprehensive loss increased $63 million during the first two quarters of fiscal 2015, primarily due to the impact of exchange rate changes, reflecting the strength of the U.S. Dollar relative to the British Pound, Norwegian Krone, Canadian Dollar and Brazilian Real.

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

Net cash provided by operating activities: The decrease in net cash provided by operating activities in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 was primarily due to a larger decrease in accounts payable and accrued expenses and larger increases in accounts receivable and inventory.

Net cash used in investing activities: The increase in net cash used in investing activities in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 was due to $27.0 million of net proceeds received from the sale of our Cyber Integration Center in the first quarter of fiscal 2014, partially offset by $7.0 million of proceeds in the first quarter of fiscal 2015 from our collection of the CIS Note received as part of the sale of our Cyber Integration Center and $5.9 million less used for additions of property, plant and equipment in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014.

Net cash used in financing activities: The increase in net cash used in financing activities in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014 was due to $71.6 million less of proceeds from exercises of employee stock options, $9.1 million more used to pay cash dividends and $7.0 million more of repurchases of our common stock, mostly offset by $45.6 million less of repayments of borrowings and $29.5 million more of proceeds from borrowings in the first two quarters of fiscal 2015 compared with the first two quarters of fiscal 2014.

Common Stock Repurchases

During the second quarter of fiscal 2015, we used $50.0 million to repurchase 704,097 shares of our common stock under our 2013 Repurchase Program (as defined below) at an average price per share of $71.01, including commissions. During the second quarter of fiscal 2014, we used $50.0 million to repurchase 786,558 shares of our common stock under our 2013 Repurchase Program and 2011 Repurchase Program (as defined below) at an average price per share of $63.57, including commissions. During the first two quarters of fiscal 2015, we used $150.0 million to repurchase 2,136,362 shares of our common stock under our 2013 Repurchase Program at an average price per share of $70.21, including commissions. During the first two quarters of fiscal 2014, we used $150.0 million to repurchase 2,532,680 shares of our common stock under our 2013 Repurchase Program and 2011 Repurchase Program at an average price per share of $59.23, including commissions. In the second quarter of fiscal 2015 and second quarter of fiscal 2014, $2.1 million and $0.1 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. In the first two quarters of fiscal 2015 and first two quarters of fiscal 2014, $13.8 million and $6.8 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.

On August 23, 2013, our Board of Directors approved our new $1 billion share repurchase program (our “2013 Repurchase Program”), which was in addition to our prior share repurchase program approved in 2011 (our “2011 Repurchase Program”). Our repurchases during the second quarter of fiscal 2014 used the remaining authorization under our 2011 Repurchase Program. As of January 2, 2015, we had a remaining, unused authorization of approximately $684 million under our 2013 Repurchase Program, which does not have a stated expiration date. Our repurchase programs have resulted, and our 2013 Repurchase Program is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

Additional information regarding share repurchases during the second quarter of fiscal 2015 and our repurchase programs is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Capital Structure and Resources

2012 Credit Agreement: On September 28, 2012, we established a $1 billion 5-year senior unsecured revolving credit facility (the “2012 Credit Facility”) by entering into a Revolving Credit Agreement (the “2012 Credit Agreement”) with a syndicate of lenders. The 2012 Credit Facility replaced our prior revolving credit facilities. For a description of the 2012 Credit Facility and the 2012 Credit Agreement, see Note 11: “Credit Arrangements” in our Notes to Consolidated Financial Statements in our Fiscal 2014 Form 10-K.

We were in compliance with the covenants in the 2012 Credit Agreement at January 2, 2015, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2012 Credit Agreement, to be greater than 0.60 to 1.00 at any time. At January 2, 2015, we had no borrowings outstanding under the 2012 Credit Agreement, but we had $50 million of short-term debt outstanding under our commercial paper program that was supported by the 2012 Credit Facility.

Short-Term Debt: Our short-term debt at January 2, 2015 and June 27, 2014 was $73.9 million and $58.3 million, respectively, and primarily consisted of commercial paper. Our commercial paper program was supported at January 2, 2015 and June 27, 2014 by the 2012 Credit Facility.

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

In connection with the definitive agreement we entered into subsequent to the end of the second quarter of fiscal 2015 to acquire Exelis, we secured $3.4 billion of fully committed bridge financing for the acquisition and expect to put in place permanent financing in the form of term loans and unsecured bonds prior to closing. See Note O — Subsequent Event in the Notes for further information. The significant additional indebtedness we will incur in connection with the acquisition is expected to result in a downgrade of our debt ratings. There are no assurances that our debt ratings will not be downgraded further in the future. If our debt ratings are lowered below investment grade, we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facility or pursue other options. In addition, if our debt ratings are lowered to below investment grade, we may also be required to provide collateral to support a portion of our outstanding performance bonds. For a discussion of such performance bonds, see the “Commercial Commitments” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2014 Form 10-K. If our debt ratings are downgraded, it could adversely impact, among other things, our future borrowing costs and access to capital markets and our ability to receive certain types of contract awards.

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

As of January 2, 2015, we were not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as described above. As of January 2, 2015, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments and Contractual Obligations

The amounts disclosed in our Fiscal 2014 Form 10-K include our contractual obligations and commercial commitments. During the first two quarters of fiscal 2015, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, standby letters of credit and other arrangements as disclosed in our Fiscal 2014 Form 10-K.

In connection with the definitive agreement we entered into subsequent to the end of the second quarter of fiscal 2015 to acquire Exelis, we have a contractual obligation to pay Exelis’ shareholders $23.75 per share, or an approximately $4.75 billion enterprise value, based on the closing price of our common stock as of February 5, 2015. The $23.75 per share price Exelis shareholders will receive will consist of $16.625 in cash, without interest, and 0.1025 of a share of our common stock for each share of Exelis common stock. See Note O — Subsequent Event in the Notes for further information.

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

Estimate at completion adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended		Two Quarters Ended
	January 2, 2015	December 27, 2013	January 2, 2015	December 27, 2013
	(Dollars in millions)
Favorable adjustments	$31.5	$19.5	$63.8	$39.5
Unfavorable adjustments	(15.2)	(11.3)	(25.4)	(19.0)

Net operating income adjustments	$16.3	$8.2	$38.4	$20.5

The increase in impacts to operating income due to estimate at completion adjustments in the second quarter and first two quarters of fiscal 2015 compared with the second quarter and first two quarters of fiscal 2014 reflected overall strong program execution, including retirement of certain risks on a large, international program in our RF Communications segment and on certain programs in our Government Communications Systems segment. There were no individual impacts to operating income due to estimate at completion adjustments in the second quarter and first two quarters of fiscal 2015 or 2014 that were material to our results of operations on a consolidated or segment basis for such periods.

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

Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at January 2, 2015 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note L — Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates: As of January 2, 2015, we had long-term debt obligations. The fair value of our long-term debt obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term debt obligations at January 2, 2015 would not have had a material impact on the fair value of such long-term debt obligations. Additionally, there is no interest rate risk associated with our long-term debt obligations on our results of operations and cash flows, because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity).

As of January 2, 2015, we also had short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place, temporarily funding repurchases under our share repurchase programs and temporarily funding redemption of long-term debt. The interest rate risk associated with this short-term debt on our results of operations and cash flows is not material.

We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations or on our results of operations or cash flows over the next twelve months.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the second quarter of fiscal 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the second quarter of fiscal 2015 our disclosure controls and procedures were effective.

(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. In the second quarter of fiscal 2015, we upgraded our Enterprise Resource Planning (“ERP”) system in our RF Communications segment. The upgrade was part of ongoing process and systems improvements and was not in response to an identified internal control deficiency. Other than changes related to the upgrade, there have been no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

General. From time to time, as a normal incident of the nature and kind of business in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at January 2, 2015 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

As discussed in Note B — Discontinued Operations in the Notes, in connection with our sale of Broadcast Communications, we currently are in arbitration with the Buyer regarding a possible additional amount for the post-closing working capital adjustment to the purchase price. In such arbitration, the current range of possible outcomes is no additional adjustment to the purchase price, based on our calculation of post-closing working capital, on one hand, to an additional downward adjustment of $81 million to the purchase price, based on the Buyer’s claims in its calculation of post-closing working capital. We are not able to determine the likely outcome of the arbitration, but we believe the Buyer’s claims in its calculation of post-closing working capital are without merit and its asserted additional downward adjustment to the purchase price is significantly overstated, and we intend to defend against the Buyer’s claims and asserted additional downward adjustment to the purchase price vigorously.

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

Item 1A. Risk Factors.

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Fiscal 2014 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2014 Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

In addition to the risk factors previously disclosed in our Fiscal 2014 Form 10-K, the following are risks related to our pending acquisition of Exelis, which is discussed in Note O — Subsequent Event in the Notes:

•

The closing of the acquisition is subject to closing conditions, including regulatory and Exelis shareholder approval. If the closing conditions are not satisfied or waived, either timely or at all, the acquisition will be delayed or will not be completed, which could cause us not to realize some or all of the anticipated benefits of the acquisition. The market price of our common stock may reflect an assumption that the pending acquisition will occur and on a timely basis, and the failure to do so may result in a decline in the market price of our common stock.

•

Combining the two companies may prove to be more difficult, costly and time consuming than expected, which could cause us not to realize some or all of the anticipated benefits and cost savings from the acquisition.

•

In connection with the acquisition, we will incur significant additional indebtedness and will assume certain of Exelis’ outstanding indebtedness, which could adversely affect us, including by lowering our credit ratings, increasing our interest expense and decreasing our business flexibility, particularly if we are not able to realize some or all of the anticipated benefits and cost savings from the acquisition.

•

The acquisition will involve substantial non-recurring costs, including transaction costs, regulatory costs and integration costs, such as facilities, systems and employment-related costs, and we may incur additional unanticipated costs which may be significant. Although we expect the elimination of duplicative costs and other cost synergies from operational and functional efficiencies following integration of the two companies to exceed integration costs over time, we may not be able to achieve this result as quickly as anticipated or at all, particularly if we are not able to realize some or all of the anticipated benefits and cost savings from the acquisition.

•

The acquisition may not be as accretive to our earnings as we expect, either as quickly or at all, and actually may be dilutive to our earnings, particularly if we are not able to realize some or all of the anticipated benefits and cost savings from the acquisition.

•

Sales of our common stock by our shareholders, including shareholders of Exelis who receive shares of our common stock as part of the acquisition, may result in a decline in the market price of our common stock.

•

Lawsuits may be filed challenging the acquisition, and an adverse ruling in such lawsuits may cause the acquisition to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the acquisition.

•

Uncertainties associated with the acquisition may adversely affect our ability and Exelis’ ability to attract and retain management and other key employees during the pendency of the acquisition and the integration period, which could adversely affect our business and operations and Exelis’ business and operations, which could cause us not to realize some or all of the anticipated benefits of the acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the second quarter of fiscal 2015, we repurchased 704,097 shares of our common stock under our 2013 Repurchase Program at an average price per share of $70.99, excluding commissions. During the second quarter of fiscal 2014, we repurchased 786,558 shares of our common stock under our 2013 Repurchase Program and 2011 Repurchase Program at an average price per share of $63.55, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the second quarter of fiscal 2015:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(September 27, 2014-October 24, 2014)
Repurchase Programs (1)	—	—	—	$733,530,015
Employee Transactions	—	—	—	—
Month No. 2
(October 25, 2014-November 28, 2014)
Repurchase Programs (1)	704,097	$70.99	704,097	$683,544,295
Employee Transactions (2)	350	$70.47	—	—
Month No. 3
(November 29, 2014-January 2, 2015)
Repurchase Programs (1)	—	—	—	$683,544,295
Employee Transactions	—	—	—	—

Total	704,447	$70.99	704,097	$683,544,295

*	Periods represent our fiscal months.
(1)	On August 26, 2013, we announced that on August 23, 2013, our Board of Directors approved our 2013 Repurchase Program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our 2013 Repurchase Program was in addition to our 2011 Repurchase Program. Our repurchases during the second quarter of fiscal 2014 used the remaining authorization under our 2011 Repurchase Program. As of January 2, 2015, $683,544,295 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our 2013 Repurchase Program, which does not have a stated expiration date. Our repurchase programs have resulted, and our 2013 Repurchase Program is expected to continue to result, in repurchases in excess of the dilutive effect of shares issued under our share-based incentive plans. However, the level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.
(2)	Represents restricted shares returned to us upon employment termination of an employee.

Sales of Unregistered Equity Securities

During the second quarter of fiscal 2015, we did not issue or sell any unregistered equity securities.

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

(b) By-Laws of Harris Corporation, as amended and restated effective December 5, 2014, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014. (Commission File Number 1-3863)

(10)	*(a) Amendment Number Eight to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011) dated December 19, 2014.

*(b) Amendment Number One to the Harris Corporation 2005 Supplemental Executive Retirement Plan (Amended and Restated Effective November 28, 2011) dated December 19, 2014.

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

HARRIS CORPORATION (Registrant)

Date: February 10, 2015	By:	/s/ Miguel A. Lopez
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

(b) By-Laws of Harris Corporation, as amended and restated effective December 5, 2014, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014. (Commission File Number 1-3863)

(10)	*(a) Amendment Number Eight to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011) dated December 19, 2014.

*(b) Amendment Number One to the Harris Corporation 2005 Supplemental Executive Retirement Plan (Amended and Restated Effective November 28, 2011) dated December 19, 2014.

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