Form 10-Q
period 2015-04-03
HARRIS CORP /DE/
filed 2015-05-06
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                              to

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2015 was 104,316,718 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended April 3, 2015

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended		Three Quarters Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
	(In millions, except per share amounts)
Revenue from product sales and services	$1,186.6	$1,267.5	$3,548.3	$3,682.6

Cost of product sales and services	(753.4)	(841.0)	(2,323.8)	(2,410.9)
Engineering, selling and administrative expenses	(220.8)	(203.2)	(603.5)	(615.7)
Non-operating income	0.3	0.2	0.5	4.7
Interest income	0.3	0.7	1.7	2.0
Interest expense	(34.0)	(23.2)	(79.5)	(70.6)

Income from continuing operations before income taxes	179.0	201.0	543.7	592.1
Income taxes	(53.4)	(63.9)	(153.5)	(190.5)

Income from continuing operations	125.6	137.1	390.2	401.6
Discontinued operations, net of income taxes	—	4.1	—	1.4

Net income	125.6	141.2	390.2	403.0
Noncontrolling interests, net of income taxes	0.1	0.2	0.1	0.4

Net income attributable to Harris Corporation	$125.7	$141.4	$390.3	$403.4

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$125.7	$137.3	$390.3	$402.0
Discontinued operations, net of income taxes	—	4.1	—	1.4

Net income	$125.7	$141.4	$390.3	$403.4

Net income per common share attributable to Harris Corporation common shareholders
Basic net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.21	$1.28	$3.73	$3.75
Discontinued operations	—	0.04	—	0.02

	$1.21	$1.32	$3.73	$3.77

Diluted net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$1.20	$1.27	$3.69	$3.72
Discontinued operations	—	0.04	—	0.01

	$1.20	$1.31	$3.69	$3.73

Cash dividends paid per common share	$0.47	$0.42	$1.41	$1.26

Basic weighted average common shares outstanding	103.7	106.2	104.1	106.3
Diluted weighted average common shares outstanding	104.8	107.4	105.2	107.4

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended		Three Quarters Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
	(In millions)
Net income	$125.6	$141.2	$390.2	$403.0
Other comprehensive income (loss):
Foreign currency translation gain (loss)	(36.8)	(3.7)	(110.7)	14.8
Net unrealized loss on hedging derivatives, net of income taxes	(24.2)	(0.1)	(25.4)	(0.5)
Amortization of loss on treasury lock, net of income taxes	0.1	0.1	0.4	0.4
Net unrecognized gain (loss) on post-retirement obligations, net of income taxes	(0.3)	10.5	11.5	11.8

Other comprehensive income (loss), net of income taxes	(61.2)	6.8	(124.2)	26.5

Total comprehensive income	64.4	148.0	266.0	429.5
Comprehensive loss attributable to noncontrolling interests	0.1	0.2	0.1	0.4

Total comprehensive income attributable to Harris Corporation	$64.5	$148.2	$266.1	$429.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	April 3, 2015	June 27, 2014
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$487.7	$561.0
Receivables	652.7	566.1
Inventories	635.7	618.7
Income taxes receivable	15.4	28.1
Current deferred income taxes	116.8	112.2
Other current assets	113.8	105.2

Total current assets	2,022.1	1,991.3
Non-current Assets
Property, plant and equipment	705.5	728.1
Goodwill	1,665.0	1,711.2
Intangible assets	207.2	257.5
Non-current deferred income taxes	71.2	87.3
Other non-current assets	163.5	155.8

Total non-current assets	2,812.4	2,939.9

	$4,834.5	$4,931.2

Liabilities and Equity
Current Liabilities
Short-term debt	$27.3	$58.3
Accounts payable	279.6	324.3
Compensation and benefits	178.4	212.8
Other accrued items	301.8	249.8
Advance payments and unearned income	241.0	265.9
Income taxes payable	19.4	—
Current deferred income taxes	0.1	2.1
Current portion of long-term debt	—	1.4

Total current liabilities	1,047.6	1,114.6
Non-current Liabilities
Long-term debt	1,575.8	1,575.8
Long-term contract liability	74.0	83.8
Other long-term liabilities	296.7	331.6

Total non-current liabilities	1,946.5	1,991.2
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 104,213,660 shares at April 3, 2015 and 105,509,073 shares at June 27, 2014	104.2	105.5
Other capital	512.5	509.1
Retained earnings	1,363.1	1,226.3
Accumulated other comprehensive loss	(139.1)	(14.9)

Total shareholders’ equity	1,840.7	1,826.0
Noncontrolling interests	(0.3)	(0.6)

Total equity	1,840.4	1,825.4

	$4,834.5	$4,931.2

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Quarters Ended
	April 3, 2015	March 28, 2014
	(In millions)
Operating Activities
Net income	$390.2	$403.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163.9	148.6
Share-based compensation	26.0	28.5
Non-current deferred income taxes	20.0	29.8
Gain on sale of discontinued operations	—	(1.4)
(Increase) decrease in:
Accounts receivable	(86.6)	(75.8)
Inventories	(17.0)	(5.3)
Increase (decrease) in:
Accounts payable and accrued expenses	(111.1)	(46.2)
Advance payments and unearned income	(24.9)	(9.7)
Income taxes	25.7	(10.8)
Other	9.0	(6.7)

Net cash provided by operating activities	395.2	454.0

Investing Activities
Cash paid for intangible assets	—	(3.3)
Additions of property, plant and equipment	(102.3)	(139.7)
Proceeds from sale of Cyber Integration Center	7.0	27.0

Net cash used in investing activities	(95.3)	(116.0)

Financing Activities
Proceeds from borrowings	14.3	5.6
Repayments of borrowings	(46.7)	(82.4)
Proceeds from exercises of employee stock options	34.3	133.9
Repurchases of common stock	(164.8)	(222.1)
Cash dividends	(148.7)	(135.5)
Other financing activities	(24.3)	—

Net cash used in financing activities	(335.9)	(300.5)

Effect of exchange rate changes on cash and cash equivalents	(37.3)	(8.9)

Net increase (decrease) in cash and cash equivalents	(73.3)	28.6

Cash and cash equivalents, beginning of year	561.0	321.0

Cash and cash equivalents, end of quarter	$487.7	$349.6

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

April 3, 2015

Note A — Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented therein. The results for the third quarter and first three quarters of fiscal 2015 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 27, 2014 has been derived from our audited financial statements, but does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 27, 2014 (our “Fiscal 2014 Form 10-K”).

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

In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards and supersedes some cost guidance for construction-type and production-type contracts. The guidance in this standard is principles-based, and accordingly, entities will be required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. The guidance in this standard is applicable to all contracts with customers, regardless of industry-specific or transaction-specific fact patterns. Additionally, this standard provides guidance for transactions that were not previously addressed comprehensively (e.g., service revenue, contract modifications and licenses of intellectual property) and modifies guidance for multiple-element arrangements. The core principle of this standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To help financial statement users better understand the nature, amount, timing and potential uncertainty of the revenue that is recognized, this standard requires significantly more interim and annual disclosures. This standard allows for either “full retrospective” adoption (application to all periods presented) or “modified retrospective” adoption (application to only the most current period presented in the financial statements, as well as certain additional required footnote disclosures). This standard is currently effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, which for us is our fiscal 2018. On April 1, 2015, the FASB proposed delaying the effective date until fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which for us is our fiscal 2019, and is seeking public comment before making a final decision. We are currently evaluating the impact this standard will have on our financial position, results of operations and cash flows.

In February 2015, the FASB issued an accounting standards update related to the consolidation of variable interest entities. Entities involved with limited partnerships or similar entities will have to re-evaluate those entities for consolidation and revise their documentation. Based on the evaluation, consolidation conclusions may change and additional disclosures may be required. This standard is effective for annual and interim periods beginning after December 15, 2015, which for us is our fiscal 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued an accounting standards update which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Entities must adopt the new guidance on a retrospective basis. This standard is effective for annual and interim periods beginning after December 15, 2015, which for us is our fiscal 2017. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our financial position and will not impact our results of operations or cash flows.

Note B — Discontinued Operations

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our cyber integrated solutions operation (“CIS”), which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. In the first quarter of fiscal 2014, we completed the sale of the remaining assets of CIS for $35 million, including $28 million in cash and a $7 million subordinated promissory note (the “CIS Note”), which we collected in the first quarter of fiscal 2015.

In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest our broadcast communications operation (“Broadcast Communications”), which provided digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Annual Report on Form 10-K for fiscal 2012. On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC (the “Buyer”) pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment, which is currently in arbitration), a $15 million subordinated promissory note (which was collected in fiscal 2014) and an earnout of up to $50 million based on future performance. In the arbitration noted above, the current range of possible outcomes is no additional adjustment to the purchase price, based on our calculation of post-closing working capital, on one hand, to an additional downward adjustment of $72 million to the purchase price, based on the Buyer’s claims in its calculation of post-closing working capital, on the other hand. We are not able to determine the likely outcome of the arbitration, but we believe the Buyer’s claims in its calculation of post-closing working capital are without merit and its asserted additional downward adjustment to the purchase price is significantly overstated, and we intend to defend against the Buyer’s claims and asserted additional downward adjustment to the purchase price vigorously.

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

Note C — Stock Options and Other Share-Based Compensation

During the first three quarters of fiscal 2015, we had two shareholder-approved employee stock incentive plans (“SIPs”), including the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), under which options or other share-based compensation was outstanding, and we have granted the following types of share-based awards under these SIPs: stock options, performance share awards, performance share unit awards, restricted stock awards and restricted stock unit awards. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income for the third quarter and first three quarters of fiscal 2015 was $8.6 million and $26.0 million, respectively. The compensation cost related to our share-based awards that was charged against income for the third quarter and first three quarters of fiscal 2014 was $10.1 million and $28.5 million, respectively.

Grants to employees under our SIPs during the third quarter of fiscal 2015 consisted of 6,350 restricted stock awards. Grants to employees under our SIPs during the first three quarters of fiscal 2015 consisted of 981,150 stock options, 212,550 performance share unit awards, 20,080 restricted stock awards and 3,600 restricted stock unit awards. The fair value as of the grant date of each option award was determined using the Black-Scholes-Merton option-pricing model, which used the following assumptions: expected dividend yield of 2.69 percent; expected volatility of 24.33 percent; risk-free interest rates averaging 1.68 percent; and expected term in years of 5.02. The fair value as of the grant date of each performance share unit award was determined based on a fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting. The fair value as of the grant date of each restricted stock or restricted stock unit award was based on the closing price of our common stock on the grant date.

Note D — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized below:

	April 3,	June 27,
	2015(1)	2014
	(In millions)
Foreign currency translation gain (loss)	$(104.1)	$6.6
Net unrealized gain (loss) on hedging derivatives, net of income taxes of $15.6 million at April 3, 2015	(25.2)	0.2
Unamortized loss on treasury lock, net of income taxes	(1.5)	(1.9)
Unrecognized loss on post-retirement obligations, net of income taxes of $1.5 million and $9.5 million at April 3, 2015 and June 27, 2014, respectively	(8.3)	(19.8)

	$(139.1)	$(14.9)

(1)	Reclassifications out of accumulated other comprehensive loss to earnings were not material for the first three quarters of fiscal 2015 or 2014.

Note E — Receivables

Receivables are summarized below:

	April 3,	June 27,
	2015	2014
	(In millions)
Accounts receivable	$536.5	$457.9
Unbilled costs and accrued earnings on cost-plus contracts	122.0	115.5

	658.5	573.4
Less allowances for collection losses	(5.8)	(7.3)

	$652.7	$566.1

Note F — Inventories

Inventories are summarized below:

	April 3,	June 27,
	2015	2014
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$309.8	$347.2
Finished products	108.3	104.8
Work in process	54.8	35.7
Raw materials and supplies	162.8	131.0

	$635.7	$618.7

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $75.4 million at April 3, 2015 and $100.7 million at June 27, 2014.

Note G — Property, Plant and Equipment

Property, plant and equipment are summarized below:

	April 3,	June 27,
	2015	2014
	(In millions)
Land	$13.0	$12.7
Software capitalized for internal use	143.2	135.5
Buildings	509.5	492.4
Machinery and equipment	1,132.4	1,103.6

	1,798.1	1,744.2
Less accumulated depreciation and amortization	(1,092.6)	(1,016.1)

	$705.5	$728.1

Depreciation and amortization expense related to property, plant and equipment for the third quarter and first three quarters of fiscal 2015 was $35.8 million and $109.2 million, respectively. Depreciation and amortization expense related to property, plant and equipment for the third quarter and first three quarters of fiscal 2014 was $32.6 million and $102.2 million, respectively.

Note H — Accrued Warranties

Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the first three quarters of fiscal 2015 were as follows:

(In millions)
Balance at June 27, 2014	$33.3
Warranty provision for sales made during the first three quarters of fiscal 2015	11.3
Settlements made during the first three quarters of fiscal 2015	(10.7)
Other adjustments to warranty liability, including those for foreign currency translation, during the first three quarters of fiscal 2015	(3.1)

Balance at April 3, 2015	$30.8

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties at April 3, 2015 and June 27, 2014 was $37.6 million and $38.9 million, respectively, and is included as a component of the “Advance payments and unearned income” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

Note I — Income From Continuing Operations Per Share

The computations of income from continuing operations per share are as follows (in this Note I, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders):

	Quarter Ended		Three Quarters Ended
	April 3,	March 28,	April 3,	March 28,
	2015	2014	2015	2014
	(In millions, except per share amounts)
Income from continuing operations	$125.7	$137.3	$390.3	$402.0
Adjustments for participating securities outstanding	(0.4)	(0.9)	(1.8)	(2.9)

Income from continuing operations used in per basic and diluted common share calculations (A)	$125.3	$136.4	$388.5	$399.1

Basic weighted average common shares outstanding (B)	103.7	106.2	104.1	106.3
Impact of dilutive share-based awards	1.1	1.2	1.1	1.1

Diluted weighted average common shares outstanding (C)	104.8	107.4	105.2	107.4

Income from continuing operations per basic common share (A)/(B)	$1.21	$1.28	$3.73	$3.75
Income from continuing operations per diluted common share (A)/(C)	$1.20	$1.27	$3.69	$3.72

Potential dilutive common shares primarily consist of employee stock options and performance share and performance share unit awards. Employee stock options to purchase approximately 765,438 and 868,589 shares of our common stock were outstanding at April 3, 2015 and March 28, 2014, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive.

Note J — Income Taxes

Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 29.8 percent in the third quarter of fiscal 2015 compared with 31.8 percent in the third quarter of fiscal 2014. In the third quarter of fiscal 2015, our effective tax rate benefited from additional deductions (primarily related to manufacturing) and additional research credits claimed on our fiscal 2014 tax return compared with our recorded estimates at the end of fiscal 2014, as well as from finalizing issues with tax authorities. In the third quarter of fiscal 2014, our effective tax rate benefited from additional deductions (primarily related to manufacturing) and additional research credits claimed on our fiscal 2013 tax return compared with our recorded estimates at the end of fiscal 2013.

Our effective tax rate was 28.2 percent in the first three quarters of fiscal 2015 compared with 32.2 percent in the first three quarters of fiscal 2014. In the first three quarters of fiscal 2015, our effective tax rate benefited from the discrete items noted above regarding the third quarter of fiscal 2015, as well as from, in the second quarter of fiscal 2015, enacted legislation that restored the U.S. Federal income tax credit for qualifying research and development (“R&D”) expenses for calendar year 2014 and finalizing issues with Canadian and U.S. tax authorities for amounts lower than previously recorded estimates. Also, in the first quarter of fiscal 2015, our effective tax rate benefited from recognition of foreign tax credits resulting from a dividend paid by a foreign subsidiary during fiscal 2013 that exceeded the U.S. tax liability in respect of the dividend. In the first three quarters of fiscal 2014, our effective tax rate benefited from the discrete items noted above regarding the third quarter of fiscal 2014, as well as from the settlement of a state tax audit and a refund resulting from a consolidation of foreign subsidiaries.

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

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of April 3, 2015:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Deferred compensation plan investments: (1)
Money market fund	$31.9	$—	$—	$31.9
Stock fund	59.6	—	—	59.6
Equity security	34.9	—	—	34.9
Pension plan investments: (2)
Stock funds	32.7	—	—	32.7
Corporate bonds	9.3	—	—	9.3
Government securities	49.5	—	—	49.5
Foreign currency forward contracts (3)	—	0.6	—	0.6
Liabilities
Deferred compensation plans (4)	43.1	77.3	—	120.4
Foreign currency forward contracts (5)	—	2.2	—	2.2
Interest-rate swap agreements (6)	—	41.0	—	41.0

(1)	Represents investments held in a “rabbi trust” associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(2)	Represents investments related to our defined benefit plan in the United Kingdom, which we include in the “Other non-current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(3)	Includes derivatives designated as hedging instruments, which we include in the “Other current assets” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.
(4)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.
(5)	Includes derivatives designated as hedging instruments, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these contracts was measured using a market approach based on quoted foreign currency forward exchange rates for contracts with similar maturities.
(6)	Includes derivatives designated as hedging instruments, as well as economic hedges, which we include in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). The fair value of these interest-rate swap agreements was measured using a market approach based on quoted market interest rates for interest-rate swap agreements with similar attributes.

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	April 3, 2015		June 27, 2014
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$1,575.8	$1,826.4	$1,577.2	$1,799.6

(1)	The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

Note L — Derivative Instruments and Hedging Activities

In the normal course of doing business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. Additionally, during March 2015, we entered into interest-rate swap agreements to hedge against interest-rate risk related to the anticipated issuance of long-term fixed-rate debt to redeem certain of our long-term debt securities and to fund a portion of the cash consideration payable under the merger agreement with Exelis Inc. (“Exelis”). See Note O — Pending Acquisition and Note P — Subsequent Events for further information. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We recognize all derivatives in the accompanying Condensed Consolidated Balance Sheet (Unaudited) at fair value. We do not hold or issue derivatives for trading purposes.

At April 3, 2015, we had open foreign currency forward contracts with an aggregate notional amount of $57.3 million, of which $50.3 million were classified as fair value hedges and $7.0 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with an aggregate notional amount of $155.7 million at June 27, 2014, of which $119.6 million were classified as fair value hedges and $36.1 million were classified as cash flow hedges. At April 3, 2015, contract expiration dates ranged from less than 1 month to 3 months with a weighted average contract life of 1 month.

At April 3, 2015, we also had open interest-rate swap agreements with an aggregate notional amount of $1 billion, of which $800 million were classified as cash flow hedges and $200 million were classified as economic hedges (hedges not designated by us to receive hedge accounting treatment).

Exchange-Rate Risk — Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of April 3, 2015, we had outstanding foreign currency forward contracts denominated in the British Pound, Australian Dollar, Singapore Dollar, Norwegian Krone and Mexican Peso to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the third quarter and first three quarters of fiscal 2015 or 2014. In addition, no amounts were recognized in earnings in the third quarter and first three quarters of fiscal 2015 or 2014 related to hedged firm commitments that no longer qualify as fair value hedges.

Exchange-Rate Risk — Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are being used to hedge currency exposures from cash flows anticipated across our business segments. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of April 3, 2015, we had outstanding foreign currency forward contracts denominated in the British Pound, Brazilian Real, Australian Dollar, and Canadian Dollar to hedge certain forecasted transactions.

These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to accumulated other comprehensive income, net of hedge ineffectiveness. Gains and losses from other comprehensive income are reclassified to earnings when the related hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The cash flow impact of our derivatives is included in the same category in the accompanying Condensed Consolidated Statement of Cash Flows (Unaudited) as the cash flows of the related hedged items.

The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the third quarter and first three quarters of fiscal 2015 or 2014. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of April 3, 2015 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

Interest-Rate Risk — Cash Flow Hedges

As noted above, new fixed-rate long-term debt will be used to redeem certain of our fixed-rate long-term debt securities and to fund a portion of the cash consideration payable under the merger agreement with Exelis. More specifically, in the fourth quarter of fiscal 2015, we issued $800 million of new 10-year and 30-year fixed-rate debt to fund the redemption of the entire outstanding $400 million principal amount of the 5.95% notes, due December 1, 2017 and the entire outstanding $350 million principal amount of the 6.375% notes, due June 15, 2019 at the “make-whole” redemption prices as set forth in those notes. The issuance of this debt was not dependent on the closing of the Exelis acquisition. Prior to the issuance of this debt, on March 5, 2015 and March 10, 2015, we entered into six interest-rate swap agreements (“swaps”) with a notional value of $1 billion. We designated four of these swaps, with a notional value of $800 million, as cash flow hedges to mitigate the risk attributable to the benchmark interest rate’s effect on the probable cash flows of 10-year and 30-year fixed-rate debt to be issued. If the benchmark interest rates increase during the period of the swaps, the swap positions will become assets and we will receive cash payments from the counterparty when we terminate the swaps upon debt issuance. Conversely, if the benchmark interest rates decrease, the swap positions will become liabilities and we will make cash payments to the counterparties when we terminate the swaps upon debt issuance. These swaps are marked-to-market using fair value quotes, with the offset to the aforementioned assets or liabilities recorded in other comprehensive income, net of hedge ineffectiveness. At the end of the third quarter of fiscal 2015, these swaps were marked-to-market, resulting in a liability of $39.4 million in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) and an unrealized after-tax loss of $24.3 million in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited). These swaps were terminated as planned in the fourth quarter of fiscal 2015, and the accumulated other comprehensive income balances will be amortized to interest expense over the lives of the related fixed-rate debt securities. The ineffective portion of these swaps’ change in fair value is immediately recognized in earnings in the “Interest expense” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited), and during the third quarter of fiscal 2015, this amount was immaterial. We will classify the debt issuance proceeds, together with the cash inflow or outflow from the termination of these swaps, as financing cash flows in the fourth quarter of fiscal 2015 in our Consolidated Statement of Cash Flows.

Interest-Rate Risk — Economic Hedges

As noted above, on March 5, 2015 and March 10, 2015, we entered into six swaps with a notional value of $1 billion. We entered into two of these swaps, with a notional value of $200 million, to mitigate the risk attributable to the benchmark interest rate’s effect on the cash flows of 10-year and 20-year fixed-rate debt anticipated to be issued to fund a portion of the cash consideration payable under the merger agreement with Exelis. These swaps (economic hedges) were not designated to receive hedge accounting treatment and are marked-to-market using fair value quotes, with the offset to the assets or liabilities recorded in earnings. At the end of the third quarter of fiscal 2015, these swaps were marked-to-market, resulting in a liability of $1.6 million in the “Other accrued items” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) and a $1.6 million charge to the “Interest expense” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). Upon termination of these swaps in the fourth quarter of fiscal 2015, the difference between the cash ultimately receivable or payable and the amount accrued will be charged to interest expense. We will classify the debt issuance proceeds, together with the cash inflow or outflow from the termination of these swaps, as financing cash flows in the fourth quarter of fiscal 2015 in our Consolidated Statement of Cash Flows.

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

See Note K — Fair Value Measurements for the amount of the assets and liabilities related to these foreign currency forward contracts and swaps in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of April 3, 2015, and see the accompanying Condensed Consolidated Statement of Comprehensive Income (Unaudited) for additional information on changes in accumulated other comprehensive loss in the third quarter and first three quarters of fiscal 2015.

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

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard estimate at completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimates of total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income in the third quarter and first three quarters of fiscal 2015 by $10.7 million ($0.07 per diluted share) and $49.1 million ($0.33 per diluted share), respectively. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income in the third quarter and first three quarters of fiscal 2014 by $18.4 million ($0.12 per diluted share) and $38.9 million ($0.24 per diluted share), respectively.

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

Total assets by business segment are summarized below:

	April 3,	June 27,
	2015	2014
	(In millions)
Total Assets
RF Communications	$1,349.3	$1,253.9
Government Communications Systems	1,007.8	975.4
Integrated Network Solutions	1,610.0	1,746.5
Corporate	867.4	955.4

	$4,834.5	$4,931.2

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:

	Quarter Ended		Three Quarters Ended
	April 3,	March 28,	April 3,	March 28,
	2015	2014	2015	2014
	(In millions)
Revenue
RF Communications	$450.8	$457.2	$1,270.1	$1,334.8
Government Communications Systems	455.1	476.6	1,370.1	1,321.2
Integrated Network Solutions	298.8	348.0	964.1	1,089.5
Corporate eliminations	(18.1)	(14.3)	(56.0)	(62.9)

	$1,186.6	$1,267.5	$3,548.3	$3,682.6

Income From Continuing Operations Before Income Taxes
Segment Operating Income:
RF Communications	$151.0	$143.7	$392.5	$421.0
Government Communications Systems	74.6	77.4	226.1	207.9
Integrated Network Solutions	11.8	21.4	63.4	83.8
Unallocated corporate expense (1)	(23.3)	(17.0)	(54.0)	(47.4)
Corporate eliminations	(1.7)	(2.2)	(7.0)	(9.3)
Non-operating income (2)	0.3	0.2	0.5	4.7
Net interest expense (3)	(33.7)	(22.5)	(77.8)	(68.6)

	$179.0	$201.0	$543.7	$592.1

(1)	Unallocated corporate expense included $8.5 million of acquisition-related costs associated with the pending acquisition of Exelis.
(2)	“Non-operating income” includes equity method investment income (loss); income (expense) related to intellectual property matters; gains and losses on sales of investments, securities available-for-sale and prepayment of long-term debt; and impairments of investments and securities available-for-sale.
(3)	Net interest expense included $8.7 million of debt issuance costs recognized related to financing commitments for a 364-day senior unsecured bridge term loan facility in connection with our pending acquisition of Exelis and a $1.6 million unrealized loss on interest-rate swap agreements (see Note L — Derivative Instruments and Hedging Activities for further information).

Note O — Pending Acquisition

On February 6, 2015, we announced a definitive Merger Agreement (as defined below in this Note O) under which we will acquire 100 percent of Exelis in a cash and stock transaction valued at $23.75 per share of Exelis common stock, or an approximately $4.75 billion enterprise value, based on the closing price of our common stock as of February 5, 2015. Under the terms of the transaction, Exelis shareholders will receive $16.625 in cash, without interest, and 0.1025 of a share of our common stock for each share of Exelis common stock. Upon closing, our shareholders will own approximately 85 percent of the combined company, and Exelis shareholders will own approximately 15 percent of the combined company. The Merger Agreement has been unanimously approved by the Boards of Directors of both companies. The transaction is subject to customary closing conditions, including regulatory and Exelis shareholder approval, and we currently expect the closing to occur in June 2015, although we can give no assurances regarding the timing or occurrence of closing.

In connection with entering into the Merger Agreement with Exelis, for the purpose of financing the cash consideration and other amounts payable under the terms of the Merger Agreement and paying fees and expenses associated with the merger, we entered into financing commitments for a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $3.4 billion. We subsequently entered into a new senior unsecured term loan facility in an aggregate principal amount of $1.3 billion, which correspondingly reduced the financing commitments for the bridge term loan facility from $3.4 billion to $2.1 billion. The $1.3 billion term loan facility is comprised of $650 million in a three-year tranche and $650 million in a five-year tranche. We subsequently issued new debt securities, which automatically terminated the remaining $2.1 billion of financing commitments for the bridge facility. See Note P — Subsequent Events for further information.

Additionally, we amended our existing $1 billion, 5-year senior unsecured revolving credit facility under our revolving credit agreement entered into on September 28, 2012. The amendment makes certain modifications to the revolving credit agreement, including, among others, (i) requiring certain of our subsidiaries that incur, borrow or guarantee debt in a principal amount exceeding $100 million to become guarantors under the revolving credit agreement and (ii) amending the financial maintenance covenant to increase the permitted ratio of consolidated total indebtedness to total capital from 0.600:1.00 to 0.650:1.00 prior to our acquisition of Exelis, then to 0.675:1.00 for the nine-month period from and including the date that we acquire Exelis and to 0.650:1.00 for the term of the revolving credit agreement that follows such nine-month period.

Exelis is a diversified, global aerospace, defense, information and services company headquartered in McLean, Virginia that employs approximately 10,000 people and generated calendar 2014 sales of $3.28 billion. Exelis leverages its deep customer knowledge and technical expertise to deliver affordable, mission-critical solutions for global customers and is a leader in positioning and navigation, sensors, air traffic management solutions, image processing and distribution, communications and information systems. Exelis is focused on strategic growth in the areas of critical networks; intelligence, surveillance, reconnaissance (“ISR”) and analytics; electronic warfare; and composite aerostructures.

The foregoing description of the Merger Agreement and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the Agreement and Plan of Merger, dated as of February 5, 2015, by and among Exelis, us, and Harris Communication Solutions (Indiana), Inc., one of our wholly owned subsidiaries (the “Merger Agreement”), a copy of which was filed as an exhibit to our Current Report on Form 8-K filed on February 9, 2015.

Note P — Subsequent Events

On April 27, 2015, in connection with the pending acquisition of Exelis, to fund a portion of the cash consideration and other amounts payable under the terms of the Merger Agreement and to redeem certain of our existing notes, we issued new debt securities in an aggregate principal amount of $2.4 billion, comprised of several tranches with principal amounts, interest rates and maturity dates as follows:

•	$500 million of 1.999% Notes due 2018,

•	$400 million of 2.700% Notes due 2020,

•	$600 million of 3.832% Notes due 2025,

•	$400 million of 4.854% Notes due 2035, and

•	$500 million of 5.054% Notes due 2045.

As a result of the issuance of this new debt, the remaining $2.1 billion of financing commitments for our bridge term loan facility automatically was terminated. The significant additional indebtedness we incurred in connection with our pending acquisition of Exelis resulted in a downgrade of our debt ratings.

On April 27, 2015, we also issued a redemption notice to redeem our entire outstanding $400 million principal amount of 5.95% Notes due December 1, 2017 at the “make-whole” redemption price set forth in the 5.95% Notes (estimated to be $451 million) and the entire outstanding $350 million principal amount of 6.375% Notes due June 15, 2019 at the “make-whole” redemption price set forth in the 6.375% Notes (estimated to be $419 million).

As noted in Note O — Pending Acquisition, the completion of the acquisition of Exelis is subject to regulatory approval, including the receipt of antitrust clearance in the United States. Under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the rules promulgated thereunder, the acquisition may not be completed until notification and report forms have been filed with the Federal Trade Commission and the Department of Justice (“DOJ”) and the applicable waiting period (or any extensions thereof) has expired or been terminated. On April 23, 2015, we and Exelis received a “second request” from the DOJ for additional information and documentary material. Although this “second request” extends the waiting period under the HSR Act, we currently expect the closing of the acquisition to occur in June 2015, subject to customary closing conditions.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have reviewed the unaudited condensed consolidated balance sheet of Harris Corporation and subsidiaries as of April 3, 2015, and the related unaudited condensed consolidated statements of income and comprehensive income for the quarter and three quarters ended April 3, 2015 and March 28, 2014, and the unaudited condensed consolidated statements of cash flows for the three quarters ended April 3, 2015 and March 28, 2014. These financial statements are the responsibility of the Company’s management.

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

May 6, 2015

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

As discussed further in Note O — Pending Acquisition in the Notes, in the third quarter of fiscal 2015, on February 6, 2015, we announced a definitive Merger Agreement under which we will acquire 100 percent of Exelis in a cash and stock transaction valued at $23.75 per share of Exelis common stock, or an approximately $4.75 billion enterprise value, based on the closing price of our common stock as of February 5, 2015. Under the terms of the transaction, Exelis shareholders will receive $16.625 in cash, without interest, and 0.1025 of a share of our common stock for each share of Exelis common stock. Upon closing, our shareholders will own approximately 85 percent of the combined company, and Exelis shareholders will own approximately 15 percent of the combined company. The Merger Agreement has been unanimously approved by the Boards of Directors of both companies. The transaction is subject to customary closing conditions, including regulatory and Exelis shareholder approval, and we currently expect the closing to occur in June 2015, although we can give no assurances regarding the timing or occurrence of closing.

In connection with entering into the Merger Agreement with Exelis, for the purpose of financing the cash consideration and other amounts payable under the terms of the Merger Agreement and paying fees and expenses associated with the merger, we entered into financing commitments for a 364-day senior unsecured bridge term loan facility in an aggregate principal amount of $3.4 billion. We subsequently entered into a new senior unsecured term loan facility in an aggregate principal amount of $1.3 billion, which correspondingly reduced the financing commitments for the bridge term loan facility from $3.4 billion to $2.1 billion. The $1.3 billion term loan facility is comprised of $650 million in a three-year tranche and $650 million in a five-year tranche. We subsequently issued new debt securities, which automatically terminated the remaining $2.1 billion of financing commitments for the bridge facility. See Note P — Subsequent Events in the Notes for further information.

On April 27, 2015, in connection with the pending acquisition of Exelis, to fund a portion of the cash consideration and other amounts payable under the terms of the Merger Agreement and to redeem certain of our existing notes, we issued new debt securities in an aggregate principal amount of $2.4 billion. Also, on April 27, 2015, we issued a redemption notice to redeem our entire outstanding $400 million principal amount of 5.95% Notes due December 1, 2017 at the “make-whole” redemption price set forth in the 5.95% Notes (estimated to be $451 million) and the entire outstanding $350 million principal amount of 6.375% Notes due June 15, 2019 at the “make-whole” redemption price set forth in the 6.375% Notes (estimated to be $419 million). See Note P — Subsequent Events in the Notes for further information.

RESULTS OF OPERATIONS

Highlights

Operations results for the third quarter of fiscal 2015 include:

•	Revenue decreased 6.4 percent to $1,186.6 million in the third quarter of fiscal 2015 from $1,267.5 million in the third quarter of fiscal 2014;

•	Income from continuing operations decreased 8.4 percent to $125.7 million in the third quarter of fiscal 2015 compared with $137.3 million in the third quarter of fiscal 2014;

•	Income from continuing operations per diluted share decreased 5.5 percent to $1.20 in the third quarter of fiscal 2015 compared with $1.27 in the third quarter of fiscal 2014;

•

Our RF Communications segment revenue decreased 1.4 percent to $450.8 million and operating income increased 5.1 percent to $151.0 million in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014;

•

Our Government Communications Systems segment revenue decreased 4.5 percent to $455.1 million and operating income decreased 3.6 percent to $74.6 million in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014;

•

Our Integrated Network Solutions segment revenue decreased 14.1 percent to $298.8 million and operating income decreased 44.9 percent to $11.8 million in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014; and

•	Net cash provided by operating activities decreased 13.0 percent to $395.2 million in the first three quarters of fiscal 2015 compared with $454.0 million in the first three quarters of fiscal 2014.

Consolidated Results of Operations

	Quarter Ended			Three Quarters Ended
	April 3, 2015	March 28, 2014	% Inc/ (Dec)	April 3, 2015	March 28, 2014	% Inc/ (Dec)
	(Dollars in millions, except per share amounts)
Revenue:
RF Communications	$450.8	$457.2	(1.4)%	$1,270.1	$1,334.8	(4.8)%
Government Communications Systems	455.1	476.6	(4.5)%	1,370.1	1,321.2	3.7%
Integrated Network Solutions	298.8	348.0	(14.1)%	964.1	1,089.5	(11.5)%
Corporate eliminations	(18.1)	(14.3)	26.6%	(56.0)	(62.9)	(11.0)%

Total revenue	1,186.6	1,267.5	(6.4)%	3,548.3	3,682.6	(3.6)%

Cost of product sales and services	(753.4)	(841.0)	(10.4)%	(2,323.8)	(2,410.9)	(3.6)%

Gross margin	433.2	426.5	1.6%	1,224.5	1,271.7	(3.7)%
% of total revenue	36.5%	33.6%		34.5%	34.5%

Engineering, selling and administrative expenses	(220.8)	(203.2)	8.7%	(603.5)	(615.7)	(2.0)%
% of total revenue	18.6%	16.0%		17.0%	16.7%

Non-operating income	0.3	0.2	50.0%	0.5	4.7	(89.4)%
Net interest expense	(33.7)	(22.5)	49.8%	(77.8)	(68.6)	13.4%

Income from continuing operations before income taxes	179.0	201.0	(10.9)%	543.7	592.1	(8.2)%
Income taxes	(53.4)	(63.9)	(16.4)%	(153.5)	(190.5)	(19.4)%
Effective tax rate	29.8%	31.8%		28.2%	32.2%

Income from continuing operations	125.6	137.1	(8.4)%	390.2	401.6	(2.8)%
Noncontrolling interests, net of income taxes	0.1	0.2	(50.0)%	0.1	0.4	(75.0)%

Income from continuing operations attributable to Harris Corporation common shareholders	125.7	137.3	(8.4)%	390.3	402.0	(2.9)%
% of total revenue	10.6%	10.8%		11.0%	10.9%

Discontinued operations, net of income taxes	—	4.1	*	—	1.4	*

Net income attributable to Harris Corporation common shareholders	$125.7	$141.4	(11.1)%	$390.3	$403.4	(3.2)%

Income from continuing operations per diluted common share attributable to Harris Corporation common shareholders	$1.20	$1.27	(5.5)%	$3.69	$3.72	(0.8)%

*	Not meaningful

Revenue

Third Quarter 2015 Compared With Third Quarter 2014: The decrease in revenue in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily due to lower revenue from further weakness in Public Safety and Professional Communications in our RF Communications segment and in IT Services and Harris CapRock Communications in our Integrated Network Solutions segment, as well as lower revenue in our Government Communications Systems segment, partially offset by higher revenue from Tactical Communications in our RF Communications segment.

First Three Quarters 2015 Compared With First Three Quarters 2014: The decrease in revenue in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was due to lower revenue in our Integrated Network Solutions and RF Communications segments, partially offset by higher revenue in our Government Communications Systems segment.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Gross Margin Percentage

Third Quarter 2015 Compared With Third Quarter 2014: The increase in gross margin as a percentage of total revenue (“gross margin percentage”) in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily due to gross margin percentage point increases of 3.1 and 3.0 in our Government Communications Systems and RF Communications segments, respectively, partially offset by a gross margin percentage point decrease of 0.9 in our Integrated Network Solutions Segment.

First Three Quarters 2015 Compared With First Three Quarters 2014: Gross margin percentage in the first three quarters of fiscal 2015 was flat compared with the first three quarters of fiscal 2014, primarily due to the offsetting effects from a gross margin percentage point increase of 1.2 in our Government Communications Systems segment and a gross margin percentage point decrease of 1.8 in our Integrated Network Solutions segment.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

Third Quarter 2015 Compared With Third Quarter 2014: The increase in engineering, selling and administrative (“ESA”) expenses in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily due to $8.5 million of acquisition-related costs recognized in the third quarter of fiscal 2015 related to our pending acquisition of Exelis, higher spending on research and development and favorable out-of-period adjustments totaling $11.7 million related to our post-employment benefit plan recorded in the third quarter of fiscal 2014 by our segments, partially offset by the benefits of operational excellence improvements and cost-reduction actions. The increase in ESA expenses as a percentage of total revenue (“ESA percentage”) in the first third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily due to the impact of lower revenue.

First Three Quarters 2015 Compared With First Three Quarters 2014: The decrease in ESA expenses in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was primarily due to lower general and administrative expenses in our Integrated Network Solutions segment, lower general and administrative expenses resulting from operational excellence improvements and cost-reduction actions, the benefit from our collection of the CIS Note in the first quarter of fiscal 2015, and an accrual in the first quarter of fiscal 2014 for legal matters related to a Public Safety and Professional Communications program. These drivers of decrease in ESA expenses were partially offset by the increases in ESA expenses noted above regarding the third quarters of fiscal 2015 and 2014. The increase in ESA percentage in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was due to the impact of lower revenue.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A and Note B — Discontinued Operations in the Notes for further information.

Net Interest Expense

Third Quarter 2015 Compared With Third Quarter 2014: The increase in net interest expense in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily due to $8.7 million of debt issuance costs recognized related to financing commitments for a 364-day senior unsecured bridge term loan facility in connection with our pending acquisition of Exelis and a $1.6 million unrealized loss on interest-rate swap agreements.

First Three Quarters 2015 Compared With First Three Quarters 2014: The increase in net interest expense in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was primarily due to the same reason as noted above regarding the third quarters of fiscal 2015 and 2014.

See Note O — Pending Acquisition and Note L — Derivative Instruments and Hedging Activities in the Notes for further information.

Income Taxes

Third Quarter 2015 Compared With Third Quarter 2014: In the third quarter of fiscal 2015, our effective tax rate benefited from additional deductions (primarily related to manufacturing) and additional research credits claimed on our fiscal 2014 tax return compared with our recorded estimates at the end of fiscal 2014, as well as from finalizing issues with tax authorities. In the third quarter of fiscal 2014, our effective tax rate benefited from additional deductions (primarily related to manufacturing) and additional research credits claimed on our fiscal 2013 tax return compared with our recorded estimates at the end of fiscal 2013.

First Three Quarters 2015 Compared With First Three Quarters 2014: In the first three quarters of fiscal 2015, our effective tax rate benefited from the discrete items noted above regarding the third quarter of fiscal 2015, as well as from the following discrete items: (i) in the second quarter of fiscal 2015, enacted legislation that restored the U.S. Federal income tax credit for qualifying research and development (“R&D”) expenses for calendar year 2014 and finalizing issues with Canadian and U.S. tax authorities for amounts lower than previously recorded estimates; and (ii) in the first quarter of fiscal 2015, recognition of foreign tax credits resulting from a dividend paid by a foreign subsidiary during fiscal 2013 that exceeded the U.S. tax liability in respect of the dividend. In the first three quarters of fiscal 2014, our effective tax rate benefited from the discrete items noted above regarding the third quarter of fiscal 2014, as well as from the settlement of a state tax audit and a refund resulting from a consolidation of foreign subsidiaries.

Income From Continuing Operations Per Diluted Common Share Attributable to Harris Corporation Common Shareholders

Third Quarter 2015 Compared With Third Quarter 2014: The decrease in income from continuing operations per diluted common share in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily due to the reasons noted above in this MD&A regarding the third quarters of fiscal 2015 and 2014, partially offset by the impact of the reduction in average common shares outstanding as a result of shares repurchased.

First Three Quarters 2015 Compared With First Three Quarters 2014: The decrease in income from continuing operations per diluted common share in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was primarily due to the reasons noted above in this MD&A regarding the first three quarters of fiscal 2015 and 2014, partially offset by the impact of the reduction in average common shares outstanding as a result of shares repurchased.

See the “Common Stock Repurchases” discussion below in this MD&A for further information.

Discussion of Business Segment Results of Operations

RF Communications Segment

	Quarter Ended			Three Quarters Ended
	April 3, 2015	March 28, 2014	% Inc/(Dec)	April 3, 2015	March 28, 2014	% Inc/(Dec)
	(Dollars in millions)
Revenue	$450.8	$457.2	(1.4)%	$1,270.1	$1,334.8	(4.8)%
Cost of product sales and services	(202.3)	(218.8)	(7.5)%	(604.7)	(635.1)	(4.8)%

Gross margin	248.5	238.4	4.2%	665.4	699.7	(4.9)%
% of revenue	55.1%	52.1%		52.4%	52.4%

ESA expenses	(97.5)	(94.7)	3.0%	(272.9)	(278.7)	(2.1)%
% of revenue	21.6%	20.7%		21.5%	20.9%

Segment operating income	$151.0	$143.7	5.1%	$392.5	$421.0	(6.8)%

% of revenue	33.5%	31.4%		30.9%	31.5%

Third Quarter 2015 Compared With Third Quarter 2014: Segment revenue in the third quarter of fiscal 2015 included $356 million in Tactical Communications, an increase of 6 percent from $335 million in the third quarter of fiscal 2014; and $95 million in Public Safety and Professional Communications, a decrease of 22 percent from $122 million in the third quarter of fiscal 2014. The increase in Tactical Communications revenue in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 reflected continuing strength in international markets and higher revenue from Department of Defense (“DoD”) customers. The decrease in Public Safety and Professional Communications revenue in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily due to continued market weakness and competitive pressures.

The increases in segment gross margin and gross margin percentage in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 were primarily due to a more favorable mix of segment revenue (a higher percentage of higher-margin Tactical Communications revenue compared with Public Safety and Professional Communications revenue), as well as a more favorable mix of revenue within Tactical Communications. The increases in segment ESA expenses and ESA percentage in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 were primarily due to higher spending on Tactical Communications research and development, a favorable out-of-period adjustment related to our post-employment benefit plan in the third quarter of fiscal 2014 and the impact of lower segment revenue in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014. The increases in segment operating income and operating income as a percentage of revenue (“operating margin percentage”) in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 reflected the items discussed above regarding this segment.

First Three Quarters 2015 Compared With First Three Quarters 2014: The decrease in segment revenue in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was primarily due to lower revenue in Public Safety and Professional Communications, reflecting continuing market weakness. Tactical Communications revenue in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 decreased slightly due to lower revenue from DoD customers, mostly offset by higher revenue in international markets.

The decrease in segment gross margin in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was primarily due to lower Public Safety and Professional Communications revenue as well as execution issues on Public Safety and Professional Communications programs. Segment gross margin percentage in the first three quarters of fiscal 2015 was flat compared with gross margin percentage in the first three quarters of fiscal 2014, primarily due to a slightly higher gross margin percentage in Tactical Communications (reflecting strong performance, including the retirement of certain risks on a large, international program) offsetting a lower gross margin percentage in Public Safety and Professional Communications (reflecting program execution issues). The decrease in segment ESA expenses in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was primarily due to an accrual in the first quarter of 2014 for legal matters related to a Public Safety and Professional Communications program and operational excellence improvements, partially offset by higher spending on Tactical Communications research and development. The increase in segment ESA percentage in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was primarily due to the impact of lower revenue. The decreases in segment operating income and operating margin percentage in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 reflected the items discussed above regarding this segment for the first three quarters of fiscal 2015 and 2014.

Government Communications Systems Segment

	Quarter Ended			Three Quarters Ended
	April 3, 2015	March 28, 2014	% Inc/ (Dec)	April 3, 2015	March 28, 2014	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$455.1	$476.6	(4.5)%	$1,370.1	$1,321.2	3.7%
Cost of product sales and services	(324.0)	(353.9)	(8.4)%	(986.3)	(967.3)	2.0%

Gross margin	131.1	122.7	6.8%	383.8	353.9	8.4%
% of revenue	28.8%	25.7%		28.0%	26.8%

ESA expenses	(56.5)	(45.3)	24.7%	(157.7)	(146.0)	8.0%
% of revenue	12.4%	9.5%		11.5%	11.1%

Segment operating income	$74.6	$77.4	(3.6)%	$226.1	$207.9	8.8%

% of revenue	16.4%	16.2%		16.5%	15.7%

Third Quarter 2015 Compared With Third Quarter 2014: The decrease in segment revenue in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily due to lower revenue from space-related programs and the Geostationary Operational Environmental Satellite — Series R weather program for the National Oceanic and Atmospheric Administration (the “GOES-R weather program”), partially offset by higher revenue from the Commercial Broadband Satellite Program and the Foundation GEOINT Content Management program.

The increases in segment gross margin and gross margin percentage in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 were primarily due to strong program performance and a more favorable mix of revenue. Segment ESA expenses and ESA percentage increased in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014, primarily due to a favorable out-of-period adjustment related to our post-employment benefit plan in the third quarter of fiscal 2014 and from the impact of lower segment revenue in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014. The decrease in segment operating income and the increase in operating margin percentage in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 reflected the items discussed above regarding this segment.

First Three Quarters 2015 Compared With First Three Quarters 2014: The increase in segment revenue in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was primarily due to higher revenue from the F-35 program, classified customers and wireless products, partially offset by lower revenue from NASA’s Space Network Ground Segment Sustainment program and the GOES-R weather program.

The increases in segment gross margin and gross margin percentage in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 were primarily due to higher revenue, continued strong program performance and a more favorable mix of revenue. Segment ESA expenses and ESA percentage increased in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014, primarily due to a favorable out-of-period adjustment related to our post-employment benefit plan in the third quarter of fiscal 2014, partially offset by the impact of higher revenue. The increases in segment operating income and operating margin percentage in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 reflected the items discussed above regarding this segment for the first three quarters of fiscal 2015 and 2014.

Integrated Network Solutions Segment

	Quarter Ended			Three Quarters Ended
	April 3, 2015	March 28, 2014	% Inc/ (Dec)	April 3, 2015	March 28, 2014	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$298.8	$348.0	(14.1)%	$964.1	$1,089.5	(11.5)%
Cost of product sales and services	(245.2)	(282.6)	(13.2)%	(788.8)	(871.4)	(9.5)%

Gross margin	53.6	65.4	(18.0)%	175.3	218.1	(19.6)%
% of revenue	17.9%	18.8%		18.2%	20.0%

ESA expenses	(41.8)	(44.0)	(5.0)%	(111.9)	(134.3)	(16.7)%
% of revenue	14.0%	12.6%		11.6%	12.3%

Segment operating income	$11.8	$21.4	(44.9)%	$63.4	$83.8	(24.3)%

% of revenue	3.9%	6.1%		6.6%	7.7%

Third Quarter 2015 Compared With Third Quarter 2014: The decrease in segment revenue in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily due to lower revenue from U.S. Government customers (primarily on the Navy/Marine Corps Intranet (“NMCI”) and U.S. Air Force Network Centric Solutions programs), partially offset by higher revenue from the U.S. Department of Veteran Affairs Wi-Fi program. In connection with the wind-down of our work on the NMCI program, we have continued to evaluate our potential opportunities for work on the successor program to the NMCI program (the Next Generation Enterprise Network program) and we continue to conclude that the identifiable intangible asset related to our relationship with the NMCI customer is not currently impaired; however, we will continue to assess the future recoverability of the asset as new facts and circumstances arise.

The decrease in segment gross margin and gross margin percentage in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily due to lower revenue, including on the higher-margin NMCI program. The decrease in segment ESA expenses in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily due to the benefits of operational excellence improvements and cost-reduction actions. The increase in segment ESA percentage in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily due to the impact of lower segment revenue in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014. The decreases in segment operating income and operating margin percentage in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 reflected the items discussed above regarding this segment.

First Three Quarters 2015 Compared With First Three Quarters 2014: The decrease in segment revenue in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was primarily due to the same reasons as noted above regarding this segment for the third quarters of fiscal 2015 and 2014.

The decreases in segment gross margin and gross margin percentage in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 were primarily due to the same reason as noted above regarding this segment for the third quarters of fiscal 2015 and 2014. Additionally, in the second quarter of fiscal 2015, cost of product sales and services included a $7 million accrual for telecommunications-related taxes, representing an out-of-period adjustment for taxes in the period fiscal 2011 through fiscal 2014. The decrease in segment ESA expenses in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was primarily due to lower general and administrative expenses from the collection of a $16 million receivable in the second quarter of fiscal 2015, that was fully reserved as a bad debt and the reversal of the associated reserve, as well as from operational excellence improvements and the benefit of cost-reduction actions, partially offset by a favorable out-of-period adjustment related to our post-employment benefit plan in the third quarter of fiscal 2014. The decrease in segment ESA percentage in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was primarily due to lower general and administrative expenses, as described above, partially offset by the impact of lower revenue in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014. The decreases in segment operating income and operating margin percentage in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 reflected the items discussed above regarding this segment for the first three quarters of fiscal 2015 and 2014.

Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended			Three Quarters Ended
	April 3, 2015	March 28, 2014	% Inc/ (Dec)	April 3, 2015	March 28, 2014	% Inc/ (Dec)
	(Dollars in millions)
Unallocated corporate expense	$23.3	$17.0	37.1%	$54.0	$47.4	13.9%
Corporate eliminations	1.7	2.2	(22.7)%	7.0	9.3	(24.7)%

Third Quarter 2015 Compared With Third Quarter 2014: The increase in unallocated corporate expense in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily due to acquisition-related costs associated with the pending acquisition of Exelis. The decrease in corporate eliminations in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 was primarily due to lower intersegment eliminations for sales of products and services between our Integrated Network Solutions segment and Government Communications Systems segment.

First Three Quarters 2015 Compared With First Three Quarters 2014: The increase in unallocated corporate expense in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was primarily due to the same reason noted above for the third quarters of fiscal 2015 and 2014. The decrease in corporate eliminations in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was due to lower intersegment eliminations for sales of products and services between our Integrated Network Solutions segment and RF Communications and Government Communications Systems segments.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Three Quarters Ended
	April 3, 2015	March 28, 2014
	(In millions)
Net cash provided by operating activities	$395.2	$454.0
Net cash used in investing activities	(95.3)	(116.0)
Net cash used in financing activities	(335.9)	(300.5)
Effect of exchange rate changes on cash and cash equivalents	(37.3)	(8.9)

Net increase (decrease) in cash and cash equivalents	(73.3)	28.6
Cash and cash equivalents, beginning of year	561.0	321.0

Cash and cash equivalents, end of quarter	$487.7	$349.6

Cash and cash equivalents: Our cash and cash equivalents decreased $73.3 million to $487.7 million at the end of the third quarter of fiscal 2015 from $561.0 million at the end of fiscal 2014. The decrease was due to $164.8 million used to repurchase shares of our common stock, $148.7 million used to pay cash dividends, $102.3 million used for additions of property, plant and equipment, $37.3 million from the impact of exchange rate changes (primarily reflecting the strength of the U.S. Dollar relative to the Canadian Dollar), $32.4 million used for net repayments of borrowings and $24.3 million used for payments of debt and equity issuance costs related to the pending Exelis acquisition, partially offset by $395.2 million of net cash provided by operating activities, $34.3 million of proceeds from exercises of employee stock options and $7.0 million of proceeds from our collection of the CIS Note received as part of the sale of our Cyber Integration Center. Our cash and cash equivalents increased $28.6 million to $349.6 million at the end of the third quarter of fiscal 2014 from $321.0 million at the end of fiscal 2013. The increase was primarily due to $454.0 million of net cash provided by operating activities, $133.9 million of proceeds from exercises of employee stock options and $27.0 million of net proceeds from our sale of the remaining assets of CIS, mostly offset by $222.1 million used to repurchase shares of our common stock, $139.7 million used for additions of property, plant and equipment, $135.5 million used to pay cash dividends and $76.8 million used for net repayments of borrowings.

We ended the third quarter of fiscal 2015 with cash and cash equivalents of $487.7 million; we have no long-term debt maturing until December 1, 2017; we have a senior unsecured $1 billion revolving credit facility that expires in September 2017 (all of which was available to us as of April 3, 2015); and we do not have any material defined benefit pension plan obligations. However, in connection with the pending acquisition of Exelis, we secured permanent financing in the form of a new senior unsecured term loan facility in an aggregate principal amount of $1.3 billion and, in the fourth quarter of fiscal 2015, we issued new debt and issued a redemption notice to redeem certain of our existing notes in the fourth quarter of fiscal 2015. See Note O — Pending Acquisition and Note P — Subsequent Events in the Notes for further information. Our $487.7 million of cash and cash equivalents at April 3, 2015 included $181 million held by our foreign subsidiaries, $138 million of which was available for use in the U.S. without incurring additional U.S. income taxes. We would be required to recognize U.S. income taxes of $14 million on the remaining $43 million if we were to repatriate such funds to the U.S., but we have no current plans to repatriate such funds.

Accumulated other comprehensive loss increased $124.2 million during the first three quarters of fiscal 2015, primarily due to (i) the impact of exchange rate changes, reflecting the strength of the U.S. Dollar relative to the British Pound, Canadian Dollar, Norwegian Krone and Brazilian Real and (ii) $24.3 million related to an unrealized loss on interest-rate swap agreements entered into to mitigate interest-rate risk in connection with our plans to redeem certain of our existing notes. See Note L — Derivative Instruments and Hedging Activities in the Notes for further information.

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

We also currently believe that existing cash, funds generated from operations, our credit facilities and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and potential acquisitions for the next 12 months and reasonably foreseeable future thereafter. This includes our pending acquisition of Exelis, which is expected to close in June 2015 and our anticipated redemption of certain of our long-term debt securities in the fourth quarter of fiscal 2015 as noted above. Our total capital expenditures in fiscal 2015 are expected to be approximately $160 million. We anticipate tax payments over the next three years to be approximately equal to our tax expense for the same period. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase program and potential acquisitions, no other significant cash outlays are anticipated during the remainder of fiscal 2015.

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

Net cash provided by operating activities: The decrease in net cash provided by operating activities in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was primarily due to a larger decrease in accounts payable and accrued expenses.

Net cash used in investing activities: The decrease in net cash used in investing activities in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was primarily due to $37.4 million less used for additions of property, plant and equipment in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 and $7.0 million of proceeds in the first quarter of fiscal 2015 from our collection of the CIS Note received as part of the sale of our Cyber Integration Center, partially offset by $27.0 million of net proceeds received from the sale of our Cyber Integration Center in the first quarter of fiscal 2014.

Net cash used in financing activities: The increase in net cash used in financing activities in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 was due to $99.6 million less of proceeds from exercises of employee stock options, $24.3 million used for payments of debt and equity issuance costs related to the pending Exelis acquisition and $13.2 million more used to pay cash dividends, partially offset by $57.3 million less of repurchases of our common stock, $35.7 million less of repayments of borrowings and $8.7 million more of proceeds from borrowings in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014.

Common Stock Repurchases

During the third quarter of fiscal 2015, we did not repurchase any shares of our common stock under our 2013 Repurchase Program (as defined below). During the third quarter of fiscal 2014, we used $64.4 million to repurchase 897,199 shares of our common stock under our 2013 Repurchase Program at an average price per share of $71.81, including commissions. During the first three quarters of fiscal 2015, we used $150.0 million to repurchase 2,136,362 shares of our common stock under our 2013 Repurchase Program at an average price per share of $70.21, including commissions. During the first three quarters of fiscal 2014, we used

$214.4 million to repurchase 3,429,879 shares of our common stock under our 2013 Repurchase Program and 2011 Repurchase Program (as defined below) at an average price per share of $62.52, including commissions. In the third quarter of fiscal 2015 and third quarter of fiscal 2014, $1.0 million and $0.9 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. In the first three quarters of fiscal 2015 and first three quarters of fiscal 2014, $14.8 million and $7.7 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.

On August 23, 2013, our Board of Directors approved our new $1 billion share repurchase program (our “2013 Repurchase Program”), which was in addition to our prior share repurchase program approved in 2011 (our “2011 Repurchase Program”). Our repurchases during the second quarter of fiscal 2014 used the remaining authorization under our 2011 Repurchase Program. As of April 3, 2015, we had a remaining, unused authorization of approximately $684 million under our 2013 Repurchase Program, which does not have a stated expiration date. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

Additional information regarding share repurchases during the third quarter of fiscal 2015 and our repurchase programs is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

Capital Structure and Resources

2012 Credit Agreement: On September 28, 2012, we established a $1 billion, 5-year senior unsecured revolving credit facility (the “2012 Credit Facility”) by entering into a Revolving Credit Agreement (the “2012 Credit Agreement”) with a syndicate of lenders. The 2012 Credit Facility replaced our prior revolving credit facilities. For a description of the 2012 Credit Facility and the 2012 Credit Agreement, see Note 11: “Credit Arrangements” in our Notes to Consolidated Financial Statements in our Fiscal 2014 Form 10-K.

On February 25, 2015, we amended the 2012 Credit Agreement. The amendment makes certain modifications to the 2012 Credit Agreement, including, among others, (i) requiring certain of our subsidiaries that incur, borrow or guarantee debt in a principal amount exceeding $100 million to become guarantors under the 2012 Credit Agreement and (ii) amending the financial maintenance covenant to increase the permitted ratio of consolidated total indebtedness to total capital from 0.600:1.00 to 0.650:1.00 prior to our acquisition of Exelis, then to 0.675:1.00 for the nine-month period from and including the date that we acquire Exelis and to 0.650:1.00 for the term of the 2012 Credit Agreement that follows such nine-month period.

We were in compliance with the covenants in the 2012 Credit Agreement at April 3, 2015, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2012 Credit Agreement, to be greater than 0.650 to 1.00 at any time. At April 3, 2015, we had no borrowings outstanding under the 2012 Credit Agreement.

Short-Term Debt: Our short-term debt at April 3, 2015 and June 27, 2014 was $27.3 million and $58.3 million, respectively, and primarily consisted of local borrowing by international subsidiaries for working capital needs at April 3, 2015 and commercial paper at June 27, 2014. Our commercial paper program was supported at June 27, 2014 by the 2012 Credit Facility.

Long-Term Debt: In connection with the pending acquisition of Exelis, we secured permanent financing in the form of a new senior unsecured term loan facility in an aggregate principal amount of $1.3 billion and, in the fourth quarter of fiscal 2015, we issued new debt and issued a redemption notice to redeem certain of our existing notes in the fourth quarter of fiscal 2015. See Note O — Pending Acquisition and Note P — Subsequent Events in the Notes for further information. The significant additional indebtedness we incurred in connection with the pending acquisition resulted in a downgrade of our debt ratings. There are no assurances that our debt ratings will not be downgraded further in the future. If our debt ratings are lowered below investment grade, we may not be able to issue short-term commercial paper, but may instead need to borrow under our credit facility or pursue other options. In addition, if our debt ratings are lowered to below investment grade, we may also be required to provide collateral to support a portion of our outstanding performance bonds. For a discussion of such performance bonds, see the “Commercial Commitments” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2014 Form 10-K. If our debt ratings are downgraded, it could adversely impact, among other things, our future borrowing costs and access to capital markets and our ability to receive certain types of contract awards.

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

As of April 3, 2015, we were not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as described above. As of April 3, 2015, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments and Contractual Obligations

The amounts disclosed in our Fiscal 2014 Form 10-K include our contractual obligations and commercial commitments. During the first three quarters of fiscal 2015, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, standby letters of credit and other arrangements as disclosed in our Fiscal 2014 Form 10-K.

In connection with the definitive agreement we entered into on February 5, 2015 to acquire Exelis, we have a contractual obligation to pay Exelis’ shareholders $23.75 per share of Exelis common stock, or an approximately $4.75 billion enterprise value, based on the closing price of our common stock as of February 5, 2015. The $23.75 per share price Exelis shareholders will receive will consist of $16.625 in cash, without interest, and 0.1025 of a share of our common stock for each share of Exelis common stock. Additionally, in connection with the pending acquisition of Exelis, we secured permanent financing in the form of a new senior unsecured term loan facility in an aggregate principal amount of $1.3 billion and, in the fourth quarter of fiscal 2015, we issued new debt and issued a redemption notice to redeem certain of our existing notes in the fourth quarter of fiscal 2015. See Note O — Pending Acquisition and Note P — Subsequent Events in the Notes for further information.

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

Estimate at completion adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended		Three Quarters Ended
	April 3, 2015	March 28, 2014	April 3, 2015	March 28, 2014
	(Dollars in millions)
Favorable adjustments	$30.0	$28.6	$93.8	$68.1
Unfavorable adjustments	(19.3)	(10.2)	(44.7)	(29.2)

Net operating income adjustments	$10.7	$18.4	$49.1	$38.9

The decrease in the net impact to operating income due to estimate at completion adjustments in the third quarter of fiscal 2015 compared with the third quarter of fiscal 2014 reflected execution issues on certain programs in our Government Communications Systems and RF Communications segments, partially offset by overall strong program execution and by retirement of certain risks on a large, international program in our RF Communications segment. The increase in the net impact to operating income due to estimate at completion adjustments in the first three quarters of fiscal 2015 compared with the first three quarters of fiscal 2014 reflected overall strong program execution, including retirement of certain risks on two large, international programs in our RF Communications segment and on certain programs in our Government Communications Systems segment. There were no individual impacts to operating income due to estimate at completion adjustments in the third quarter and first three quarters of fiscal 2015 or 2014 that were material to our results of operations on a consolidated or segment basis for such periods.

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

Impact of Recently Issued Accounting Standards

Accounting standards that have been recently issued, but not yet effective for us, are described in Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes, which describes the potential impact that these standards are expected to have on our financial position, results of operations and cash flows.

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

Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2014 Form 10-K under Item 1A. “Risk Factors” and in Part II. Item 1A “Risk Factors” in this Report. The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2014 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of doing business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at April 3, 2015 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note L — Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates: As of April 3, 2015, we had long-term debt obligations. The fair value of our long-term debt obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term debt obligations at April 3, 2015 would not have had a material impact on the fair value of such long-term debt obligations. Additionally, there is no interest-rate risk associated with our long-term debt obligations on our results of operations and cash flows, because the interest rates on our long-term debt obligations are fixed, and because our long-term debt is not putable (redeemable at the option of the holders of the debt prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.

In connection with the pending acquisition of Exelis, we secured a portion of the permanent financing by entering into a new senior unsecured term loan facility in an aggregate principal amount of $1.3 billion, comprised of $650 million in a 3-year tranche and $650 million in a 5-year tranche. These term loans will bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk. However, for each tranche of term loans, we will be required to make quarterly principal amortization payments equal to 2.50 percent of the initial principal amount of the term loans. Further, we will have the ability at any time or from time to time, to voluntarily prepay term loans of either tranche in whole or in part without premium or penalty. See Note O — Pending Acquisition and Note P — Subsequent Events in the Notes for further information.

During March 2015, we entered into interest-rate swap agreements to hedge against interest-rate risk related to the anticipated issuance of long-term fixed-rate debt to redeem certain of our long-term debt securities and to fund a portion of the cash consideration payable under the Merger Agreement with Exelis. At the end of the third quarter of fiscal 2015, we had a derivative liability position of $41 million related to these interest-rate swap agreements. These interest-rate swap agreements were terminated in the fourth quarter of fiscal 2015 when we issued the related anticipated long-term fixed-rate debt (with a final derivative liability position of $31 million), thus eliminating the risk of material changes in the fair value of the liabilities (or receivables) associated with these interest-rate swap agreements. See Note K — Fair Value Measurements, Note L — Derivative Instruments and Hedging Activities, Note O — Pending Acquisition and Note P — Subsequent Events in the Notes for further information.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the third quarter of fiscal 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the third quarter of fiscal 2015 our disclosure controls and procedures were effective.

(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. In the second quarter of fiscal 2015, we upgraded our Enterprise Resource Planning (“ERP”) system in our RF Communications segment. The upgrade was part of ongoing process and systems improvements and was not in response to an identified internal control deficiency. There have been no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

General. From time to time, as a normal incident of the nature and kind of business in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at April 3, 2015 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

As discussed in Note B — Discontinued Operations in the Notes, in connection with our sale of Broadcast Communications, we currently are in arbitration with the Buyer regarding a possible additional amount for the post-closing working capital adjustment to the purchase price. In such arbitration, the current range of possible outcomes is no additional adjustment to the purchase price, based on our calculation of post-closing working capital, on one hand, to an additional downward adjustment of $72 million to the purchase price, based on the Buyer’s claims in its calculation of post-closing working capital. We are not able to determine the likely outcome of the arbitration, but we believe the Buyer’s claims in its calculation of post-closing working capital are without merit and its asserted additional downward adjustment to the purchase price is significantly overstated, and we intend to defend against the Buyer’s claims and asserted additional downward adjustment to the purchase price vigorously.

In connection with our pending acquisition of Exelis, lawsuits have been filed challenging the acquisition, and an adverse ruling in such lawsuits may cause the acquisition to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the acquisition.

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

Item 1A. Risk Factors.

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Fiscal 2014 Form 10-K. Except as set forth below in this Item 1A. “Risk Factors,” we do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2014 Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

In addition to the risk factors previously disclosed in our Fiscal 2014 Form 10-K, the following are risks related to our pending acquisition of Exelis, which is discussed in Note O — Pending Acquisition in the Notes:

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

•

In connection with the acquisition, we incurred significant additional indebtedness and will assume certain of Exelis’ outstanding indebtedness, which could adversely affect us, including by further lowering our credit ratings, increasing our interest expense and decreasing our business flexibility, particularly if we are not able to realize some or all of the anticipated benefits and cost savings from the acquisition.

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

•

Lawsuits have been filed challenging the acquisition, and an adverse ruling in such lawsuits may cause the acquisition to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the acquisition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the third quarter of fiscal 2015, we did not repurchase any shares of our common stock under our 2013 Repurchase Program. During the third quarter of fiscal 2014, we repurchased 897,199 shares of our common stock under our 2013 Repurchase Program at an average price per share of $71.79, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the third quarter of fiscal 2015:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(January 3, 2015-January 30, 2015)
Repurchase Programs (1)	—	—	—	$683,544,295
Month No. 2
(January 31, 2015-February 27, 2015)
Repurchase Programs (1)	—	—	—	$683,544,295
Month No. 3
(February 28, 2015-April 3, 2015)
Repurchase Programs (1)	—	—	—	$683,544,295

Total	—	—	—	$683,544,295

*	Periods represent our fiscal months.
(1)	On August 26, 2013, we announced that on August 23, 2013, our Board of Directors approved our 2013 Repurchase Program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. As of April 3, 2015, $683,544,295 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our 2013 Repurchase Program, which does not have a stated expiration date. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

Sales of Unregistered Equity Securities

During the third quarter of fiscal 2015, we did not issue or sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

*(2)	Agreement and Plan of Merger, dated as of February 5, 2015, by and among Exelis Inc., Harris Corporation, and Harris Communication Solutions (Indiana), Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2015. (Commission File Number 1-3863)

(3)	(a) Restated Certificate of Incorporation of Harris Corporation (1995), as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2012. (Commission File Number 1-3863)

(b) By-Laws of Harris Corporation, as amended and restated effective December 5, 2014, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014. (Commission File Number 1-3863)

(10)

(a) Commitment Letter dated February 5, 2015, by and between Harris Corporation and Morgan Stanley Senior Funding, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2015. (Commission File Number 1-3863)

(b) Amendment No. 1 to Revolving Credit Agreement, dated as of February 25, 2015, by and among Harris Corporation and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015. (Commission File Number 1-3863)

(c) 364-Day Bridge Term Loan Agreement, dated as of March 16, 2015, by and among Harris Corporation and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2015. (Commission File Number 1-3863)

(d) Term Loan Agreement, dated as of March 16, 2015, by and among Harris Corporation and the other parties thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2015. (Commission File Number 1-3863)

**(e) Offer Letter Agreement, dated March 6, 2015, between Harris Corporation and Todd Taylor.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Harris hereby agrees to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.
**	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION (Registrant)

Date: May 6, 2015	By:	/s/ Miguel A. Lopez
Miguel A. Lopez
Senior Vice President and Chief Financial Officer (principal financial officer and duly authorized officer)

EXHIBIT INDEX

Exhibit No. Under Reg. S-K, Item 601	Description

*(2)	Agreement and Plan of Merger, dated as of February 5, 2015, by and among Exelis Inc., Harris Corporation, and Harris Communication Solutions (Indiana), Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2015. (Commission File Number 1-3863)

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

(10)

(a) Commitment Letter,dated February 5, 2015, by and between Harris Corporation and Morgan Stanley Senior Funding, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2015. (Commission File Number 1-3863)

(b) Amendment No. 1 to Revolving Credit Agreement, dated as of February 25, 2015, by and among Harris Corporation and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 3, 2015. (Commission File Number 1-3863)

(c) 364-Day Bridge Term Loan Agreement, dated as of March 16, 2015, by and among Harris Corporation and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2015. (Commission File Number 1-3863)

(d) Term Loan Agreement, dated as of March 16, 2015, by and among Harris Corporation and the other parties thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2015. (Commission File Number 1-3863)

**(e) Offer Letter Agreement, dated March 6, 2015, between Harris Corporation and Todd Taylor.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Harris hereby agrees to furnish supplementally copies of any of the omitted schedules and exhibits upon request by the SEC.
**	Management contract or compensatory plan or arrangement.