Form 10-K
period 2015-07-03
HARRIS CORP /DE/
filed 2015-08-31
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 3, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the voting common equity held by non-affiliates of the registrant was $7,661,373,191 (based upon the quoted closing sale price per share of the stock on the New York Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (January 2, 2015). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of January 2, 2015 are affiliates.

The number of shares outstanding of the registrant’s common stock as of August 28, 2015 was 124,070,999.

Documents Incorporated by Reference:

Portions of the registrant’s definitive Proxy Statement for the 2015 Annual Meeting of Shareholders scheduled to be held on October 23, 2015, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 3, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 3, 2015

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

HARRIS

Harris Corporation, together with its subsidiaries, provides advanced, technology-based solutions that solve government and commercial customers’ mission-critical challenges. As of the end of fiscal 2015, we had approximately 22,300 employees — including approximately 9,200 engineers and scientists — supporting customers in more than 125 countries. Our largest customers are U.S. Government customers and their prime contractors.

Harris Corporation was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890s. Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and our telephone number is (321) 727-9100. Our common stock is listed on the New York Stock Exchange under the symbol “HRS.” Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “Harris” as used in this Report refer to Harris Corporation and its subsidiaries.

General

We structure our operations primarily around the products and services we sell and the markets we serve, and for fiscal 2015 we reported the financial results of our continuing operations in the following four business segments:

•	RF Communications, serving (i) U.S. Department of Defense and International Tactical Communications and (ii) Public Safety and Professional Communications markets;
•	Government Communications Systems, serving (i) Civil, (ii) National Intelligence and (iii) Defense markets;
•

Integrated Network Solutions, serving (i) IT Services and (ii) Managed Satellite and Terrestrial Communications Solutions markets, and which also served the Commercial Healthcare Solutions market until July 1, 2015, when we completed the divestiture of our commercial healthcare solutions operation (“HCS”); and

•

Exelis, which segment results from our acquisition of Exelis Inc. and its subsidiaries on May 29, 2015, provides positioning and navigation, sensors, air traffic management solutions, image processing and distribution, communications and information systems.

On July 1, 2015, we announced that effective for fiscal 2016 (which began July 4, 2015), our segment reporting would be adjusted to reflect our new organizational structure. Our segment reporting for fiscal 2016 will consist of the following four business segments: (1) Communication Systems, serving markets in tactical and airborne radios, night vision technology, and defense and public safety networks; (2) Critical Networks, providing managed services supporting air traffic management, energy and maritime communications, and ground network operation and sustainment, as well as high-value information technology (“IT”) and engineering services; (3) Electronic Systems, offering an extensive portfolio of solutions in electronic warfare, avionics, wireless technology, command, control, communications, computers and intelligence (“C4I”), undersea systems and aerostructures; and (4) Space and Intelligence Systems, providing complete earth observation, weather, geospatial, space protection, and intelligence solutions from advanced sensors and payloads, as well as ground processing and information analytics. These adjustments to our segment reporting take effect in fiscal 2016 and therefore do not affect the historical results, discussion or presentation of our business segments as set forth in this Annual Report on Form 10-K. We will begin to report our financial results consistent with this new segment reporting structure beginning with the first quarter of fiscal 2016.

At the beginning of the first quarter of fiscal 2014, to leverage the breadth of our IT enterprise network and information assurance capabilities for the IT services market, we began managing our cyber security network testing operation as part of our Integrated Network Solutions segment rather than our Government Communications Systems segment. As a result, we reassigned $2 million of goodwill (determined on a relative fair value basis) to our Integrated Network Solutions segment from our Government Communications Systems segment. The historical results, discussion and presentation of our business segments as set forth in this Report have been adjusted to reflect the impact of this change to our business segment reporting structure for all periods presented in this Report.

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

Recent Acquisitions and Divestitures

Acquisition of Exelis Inc.    On May 29, 2015, we acquired publicly held Exelis Inc. (collectively with its subsidiaries, “Exelis”), a diversified, top-tier global aerospace, defense, information and services company that leverages its deep customer knowledge and technical expertise to deliver affordable, mission-critical solutions to military, government and commercial customers in the United States and globally. Exelis is a leader in positioning and navigation, sensors, air traffic management solutions, image processing and distribution, communications and information systems; and focused on strategic growth in the areas of critical networks, intelligence, surveillance and reconnaissance (“ISR”) and analytics, electronic warfare and composite aerostructures. Each outstanding share of Exelis common stock converted into the right to receive $16.625 in cash and 0.1025 of a share of Harris common stock. Legacy Harris shareholders own 84 percent of the combined company and legacy Exelis shareholders own 16 percent. Based on the closing price of $79.22 per share of Harris common stock on the New York Stock Exchange on May 29, 2015, the date of the closing of the acquisition, the aggregate implied value of the consideration paid to former holders of Exelis common stock in connection with the acquisition was approximately $4.7 billion, including approximately $1.5 billion in Harris common stock and approximately $3.2 billion in cash (including cash paid in respect of share-based awards and net of cash acquired). The source of funds for such cash payment was cash on hand and third-party debt financing, including a combination of borrowings under our new senior unsecured term loan facility in an aggregate principal amount of $1.3 billion and a portion of the proceeds from our issuance of new debt securities in an aggregate principal amount of $2.4 billion. Our acquisition of Exelis creates significantly greater scale, bringing together two engineering-driven companies and workforces with similar cultures that value technology leadership. Together, the two companies’ complementary technologies and capabilities strengthen core franchises and provide new opportunities for innovation to solve our customers’ most complex challenges. Exelis had annual sales of

$3.277 billion in calendar 2014. Our Consolidated Financial Statements in this Report include Exelis’ results of operations from May 29, 2015 through July 3, 2015. For segment reporting purposes Exelis has been identified as a separate segment. For additional information related to the acquisition of Exelis and reporting segments See Note 4: Business Combinations and Note 24: Business Segments in the Notes.

Divestiture of Commercial Healthcare Solutions Operation.    On, July 1, 2015, we completed the divestiture of HCS. We continued to report the results of HCS through the date of divestiture as part of our Integrated Network Solutions segment.

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

U.S. Department of Defense and International Tactical Communications Market:    We design, develop and manufacture a comprehensive line of secure radio communications products and systems for manpack, handheld, vehicular, airborne, strategic fixed-site and shipboard installations that span the communications architecture from High Capacity Line of Site, backbone radios to small soldier personal radios and tablet computers. The radios operate in various radio frequency bands, including high-frequency, very high-frequency, ultra high-frequency (“UHF”) and L-band, with higher frequencies supported for some of our network backbone products. Our radio systems are highly flexible, interoperable and capable of supporting diverse mission requirements. Our Falcon® families of tactical radios are built on software-defined radio platforms that are reprogrammable to add features or software upgrades. Our Falcon radios also have the highest grade embedded encryption and provide highly mobile, secure and reliable network communications capability without relying on a fixed infrastructure. This capability allows warfighters, for example, to remain connected with each other and their command structures and support organizations. It also provides them the ability to communicate information and maintain situational awareness of both friendly and opposing forces, which are critical to both the safety and success of their missions. Our radio systems have been widely deployed throughout all branches of the U.S. Department of Defense (“DoD”) and, in the international market, have been sold to more than 100 countries through our international distribution channels consisting of regional sales offices and a broad dealer network and have become the standard in many of those countries.

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

Our Falcon III® family of radios is the next generation of multiband, multi-mission tactical radios supporting U.S. and international network-centric operations worldwide. Our Falcon III radios address the full range of current mission and interoperability requirements and are fully upgradeable to address changing technical standards and mission requirements of the future. Advances in our Falcon III radios include the support of wideband networking waveforms, extended frequency range and significant reductions in weight and size compared with previous generations. Our Falcon III radios are used in a wide variety of ground, vehicular and airborne applications and include the following:

•

Our multiband manpack radio, the AN/PRC-117G (“117G”), which provides wideband networking capability, enabling enhanced situational awareness through high-bandwidth applications such as streaming video, simultaneous voice and data feeds, collaborative chat and connectivity to secure networks, and which is National Security Agency (“NSA”) Type-1-certified for narrowband communications, as well as for wideband communications using our Harris-developed Adaptive Networking Wideband Waveform for high bandwidth data operation and the U.S. military Joint Tactical Radio System (“JTRS”) Soldier Radio Waveform;

•

Our 2-channel vehicular radio system, the AN/VRC-118, which uses the DoD-developed Wideband Networking Waveform and was selected as the U.S. Army’s solution for its JTRS Mid-Tier Networking Vehicular Radio program;

•

Our multiband handheld radios, the AN/PRC-152 (“152”), which is the world’s most widely fielded JTRS-approved software-defined handheld radio and offers a wide range of capabilities, and the AN/PRC-152A, which builds on our 152 by adding wideband, networked communications capability and is the first radio of its kind to support both a full range of narrowband legacy waveforms and wideband networking waveforms in a handheld platform; and

•

Our multi-channel manpack radio, the AN/PRC-158 (“158”), which is the first and only commercially developed, NSA Type-1-certified radio offering two channels integrated into the same chassis, and our wideband rifleman team radio, the RF-330E (“330E”), which is the commercially developed U.S. variant of our widely fielded international soldier personal radio.

We have been investing to position ourselves for tactical radio modernization opportunities, including in our 158 and 330E, which are our next-generation manpack and rifleman radio solutions for the JTRS Handheld, Manpack and Small Form Fit (“HMS”) program. The U.S. Army has changed its procurement strategy for the JTRS HMS program to full and open competition and a multi-vendor award, allowing us an opportunity to compete. In fiscal 2015, we were awarded a 10-year (5-year base, 5 option years), $3.9 billion ceiling, multi-award Indefinite Delivery Indefinite Quantity (“IDIQ”) contract from the U.S. Army for rifleman radios and associated services under the JTRS HMS program. Other major tactical radio procurements underway that we are pursuing include manpack radios for the U.S. Army’s JTRS HMS program and handheld and manpack radios for the U.S. Special Operations Command’s modernization effort. We also have received orders for our 158 from three different DoD customers and began shipments in fiscal 2015. Our investments also include incorporating into our products the powerful Mobile User Objective System (“MUOS”) waveform for the DoD’s next-generation military satellite communications (“SATCOM”) system. We are embedding MUOS capability in our 158, as well as offering it as a separate simple and fast software upgrade for widely fielded 117Gs, creating an opportunity for the DoD to transition its 117G inventory to MUOS-capable radios and quickly maximize the use of the satellite infrastructure.

Examples of significant international awards for us in fiscal 2015 include the following:

•	A 4-year, C$180 million ceiling, single-award IDIQ contract from the Canadian Department of National Defense;
•	A $74 million order from an international customer for the next phase of a tactical communications modernization program;
•	Orders from Australia of $55 million for technical and logistics support for the Joint Project 2072 Battlespace Communications program; and
•

A number of other significant international orders, many of which are a part of multi-year programs or larger opportunities, across a broad customer base, including orders totaling $244 million from countries in the Middle East; $21 million from a country in Central Asia; $18 million from a country in Asia; $18 million from the Philippines; and $26 million and $16 million from two NATO countries.

Public Safety and Professional Communications Market:    We supply assured communications® systems and equipment for public safety, Federal, utility, commercial and transportation organizations.

We design, build, distribute, maintain and supply wireless communications systems. Our Voice, Interoperability, Data and Access (“VIDA”) network platform is a unified Internet Protocol (“IP’) based voice and data communications system that provides network-level interoperable communications among public safety agencies by supporting a full line of communications systems, including OpenSky®, NetworkFirst, P25IP and Enhanced Digital Access Communication System. Our VIDA® network solutions currently serve as the backbone in some of the largest and most advanced statewide and regional communications networks in North America. We also are investing in next-generation, secure public safety-grade Long Term Evolution (“LTE”) solutions for voice, video and data applications.

We also offer a full range of single-band land mobile radio terminals, as well as our UnityTM family of multiband radios, including a handheld radio and a full-spectrum mobile radio for vehicles. Our Unity multiband radios cover all public safety frequency bands in a single radio; operate on Association of Public Safety Communications Officials — International (“APCO”) P25 conventional and trunked systems; are backwards compatible with analog FM systems; and include advanced capabilities, such as an internal Global Positioning System (“GPS”) receiver for situational awareness, internal secure Bluetooth® wireless technology and background noise suppression features. They also include true software-defined radio architecture that allows flexibility for future growth, including a software-only upgrade to APCO P25 Phase 2, the next-generation standard for mission-critical communications. Our Unity radios’ multiband, multi-mode capabilities enable a single radio to communicate with multiple organizations, jurisdictions and agencies operating on different frequencies and systems, providing a significant improvement over many current radio systems for U.S. public safety, which are not interoperable and thus require users to carry multiple radios or route transmissions through ad-hoc network bridges, often configured at the time of an emergency, and resulting in instances where agencies responding to a common incident cannot talk to each other. In fiscal 2015, we introduced our new XG-15 portable radio, which extends our product offerings and provides public service workers with APCO P25 capability at a competitive price. We also offer dispatch console systems.

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
•

We are designing and deploying a VIDA network system for the Trinidad and Tobago Ministry of National Security that will improve voice and data communication and provide interoperability among first responders and the Ministry’s agencies; and

•

We are designing, deploying and maintaining an APCO P25 system for the New York Metropolitan Transit Authority Police to connect their police operations throughout 14 counties in New York and Connecticut and help them support more than 14 million daily commuters.

Revenue, Operating Income and Backlog:    Revenue for our RF Communications segment decreased 2.9 percent to $1.775 billion in fiscal 2015 compared with $1.828 billion in fiscal 2014, and was $1.849 billion in fiscal 2013. Segment operating income decreased 2.3 percent to $549 million in fiscal 2015 compared with $562 million in fiscal 2014, and was $577 million in fiscal 2013. The percentage of our revenue contributed by this segment was 35 percent in fiscal 2015 compared with 36 percent in fiscal 2014 and 36 percent in fiscal 2013. The percentage of this segment’s revenue that was derived outside of the U.S. was approximately 59 percent in fiscal 2015 compared with approximately 54 percent in fiscal 2014 and 44 percent in fiscal 2013. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 38 percent in fiscal 2015 compared with approximately 46 percent in fiscal 2014 and 43 percent in fiscal 2013. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

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

The funded backlog for this segment was $1.0 billion at the end of fiscal 2015 compared with $1.1 billion at the end of fiscal 2014 and $1.3 billion at the end of fiscal 2013. Additional information regarding funded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Government Communications Systems

Government Communications Systems conducts advanced research studies, develops prototypes, and produces state-of-the art spaceborne, airborne and terrestrial communications and information processing systems that solve the mission-critical challenges of our civilian, intelligence and defense government customers worldwide, primarily the U.S. Government. Government Communication Systems serves (i) Civil, (ii) National Intelligence and (iii) Defense markets.

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

As an example of our capabilities, we are the prime contractor and system architect under a 20-year contract awarded in July 2002, with a potential value of $5 billion, for the FAA Telecommunications Infrastructure (“FTI”) program to integrate, modernize, operate and maintain the communications infrastructure for the U.S. air traffic control system. We designed and deployed, and are currently operating and maintaining, the FTI network, which is a fully operational, modern, secure and efficient network providing voice, data and video communications deployed at approximately 4,500 FAA sites across the U.S. (including administrative sites supported by the FTI network).

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

•

A 15-year, $291 million NextGen National Airspace System (“NAS”) Voice System contract to create a modern Voice Over Internet Protocol (“VoIP”) network for communications among air traffic controllers, pilots and ground personnel;

•

An 8-year, $238 million single-award IDIQ contract from the FAA for the Common Support Services Weather program to design and implement a system that provides real-time weather information across the NAS; and

•

A 5-year, $63 million NAS Enterprise Messaging Service IDIQ contract that provides the Systems Wide Information Management program with enterprise-wide data sharing for a variety of critical information such as flight planning, traffic flow, surface radar and weather.

We also have developed a number of other solutions under FAA programs, including a voice switching and control system providing the critical air-to-ground communications links between en-route aircraft and air traffic controllers throughout the continental U.S.; an integrated weather briefing and flight planning system for Alaska’s general aviation community, for which we were awarded a follow-on contract in fiscal 2015; a meteorological data processing system that generates radar mosaic data for air traffic controller displays and delivers weather data to critical subsystems within the NAS; and a satellite-based Alaskan NAS interfacility communications system linking the Alaskan Air Route Traffic Control Center in Anchorage with FAA facilities throughout the region.

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

National Intelligence Market:    A significant portion of this market involves classified programs. Although classified programs generally are not discussed in this Report, the operating results relating to classified programs are included in our Consolidated Financial Statements. We believe that the business risks associated with those programs do not differ materially from the business risks associated with other U.S. Government programs.

We are a major developer, supplier and integrator of communications and information processing products, systems and networks for a diverse base of U.S. Intelligence Community programs, and we support the ongoing transformation of the Intelligence Community into a more collaborative enterprise. Serving primarily national intelligence and security agency customers, including the NSA, the National Reconnaissance Office and the National Geospatial-Intelligence Agency (“NGA”), we provide integrated ISR solutions that improve situational awareness, data collection accuracy and product analysis by correlating near real-time mission data and intelligence reference data for display and analysis by strategic and tactical planners and decision makers. Our ISR systems help to integrate information across the analyst workflow, accelerating the movement of information that has been collected and processed.

For example, our image processing capabilities extend from algorithm development through delivery of operations systems, and we are providing advanced image exploitation and dissemination solutions for ISR applications by advancing image processing, image data fusion, display technologies and digital product generation techniques. Applicable technologies range from new techniques for merging and displaying imagery to automated techniques for image screening, cueing and remote visualization. Also, our mapping and visualization capabilities provide complete, accurate and timely knowledge about the threat, terrain, status and location of single or multiple opposing and friendly forces and their support by utilizing data, pictures, voice and video drawn from vast storage banks or from real-time input which can be transmitted around the world in fractions of a second. In addition, we have industry-leading capabilities in the architecture, design and development of highly specialized satellite antennas, structures, phased arrays and on-board processors, which are used to enable next-generation satellite systems to provide the U.S. military and intelligence communities with strategic and tactical advantages. We also are a leader in the design and development of antenna and reflector technologies for commercial space telecommunications applications. With more than 50 reflectors in orbit, we are the leading supplier of large reflector apertures and deployable mesh antenna systems for government and commercial applications.

In fiscal 2015, we were awarded a number of new contracts and follow-on contracts under classified programs, including a 5-year, $300 million single-award IDIQ contract to integrate various intelligence systems, and a $23 million contract from a classified customer for space situational awareness. We also introduced two new space reflector products — a first-to-market 5-meter unfurlable Ka-band antenna serving a growing market for high throughput satellites and a new lightweight fixed-mesh reflector. In fiscal 2014, we were awarded two 5-year, single-award IDIQ contracts, with an aggregate contract value of $773 million, by the NGA for the Foundation GEOINT Content Management (“FGCM”) program to provide imagery products for two of three regions — $365 million for Region A for the U.S. Pacific Command and U.S. Northern Command and $408 million for Region C for the U.S. Africa Command and U.S. Southern Command.

We also are leveraging our core capabilities to address adjacencies and create new opportunities. For example, we are supplying Aireon, LLC with 81 automatic dependent surveillance-broadcast (“ADS-B”) receiver payloads that will be part of a satellite-based aircraft tracking system to enhance global air traffic control. The payloads will be hosted on the Iridium NEXT satellite constellation, but will provide a capability separate from the main mission of the constellation, and we are adding other customers and increasing the number of payloads. In fiscal 2015, we received an order from exactEarth Ltd. to place 58 commercially-hosted payloads on the Iridium NEXT constellation to track maritime vessels, and we were awarded a $495 million multi-vendor IDIQ contract from the U.S. Air Force for the Hosted Payload Solutions program for commercial hosting capabilities for U.S. Government payloads, which provides us a contract vehicle to pursue additional opportunities.

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

Examples of ongoing programs for us in this market include the following:

•

The U.S. Army Modernization of Enterprise Terminals (“MET”) program, for which we are developing, under a 10-year contract awarded in fiscal 2009 with a potential value of $600 million, next-generation large satellite earth stations to provide the worldwide backbone for high-priority military communications and missile defense systems and to support IP and Dedicated Circuit Connectivity within the Global Information Grid, providing critical reach-back capability for the warfighter;

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

•	The U.S. Navy’s Commercial Broadband Satellite program, for which we are providing shipboard terminals that give crews access to high-bandwidth voice and data communications.

Revenue, Operating Income and Backlog:    Revenue for our Government Communications Systems segment increased 3.0 percent to $1.855 billion in fiscal 2015 compared with $1.801 billion in fiscal 2014, and was $1.784 billion in fiscal 2013. Segment operating income increased 5.4 percent to $292 million in fiscal 2015 compared with $277 million in fiscal 2014, and was $252 million in fiscal 2013. The percentage of our revenue contributed by this segment was 36 percent in fiscal 2015 compared with 36 percent in fiscal 2014 and 35 percent in fiscal 2013. The percentages of this segment’s revenue under contracts directly with end customers and under contracts with prime contractors were approximately 75 percent and 25 percent, respectively, in fiscal 2015 compared with approximately 74 percent and 26 percent, respectively, in fiscal 2014 and 73 percent and 27 percent, respectively, in fiscal 2013. In fiscal 2015, this segment had a diverse portfolio of over 200 programs. Some of this segment’s more significant programs in fiscal 2015 included FGCM, F-35, wireless products, SATCOM terminals, Highband Networking Radios, airborne mission radios and various classified programs. The percentages of this segment’s revenue in a particular fiscal year represented by this segment’s largest program by revenue in such fiscal year and ten largest programs by revenue in such fiscal year were approximately 14 percent and 56 percent, respectively, in fiscal 2015 compared with approximately 14 percent and 53 percent, respectively, in fiscal 2014 and 13 percent and 49 percent, respectively, in fiscal 2013. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 93 percent in fiscal 2015 compared with approximately 93 percent in fiscal 2014 and 93 percent in fiscal 2013. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

The funded backlog for this segment was $1.0 billion at the end of fiscal 2015 compared with $918 million at the end of fiscal 2014 and $948 million at the end of fiscal 2013. Unfunded backlog for this segment was $2.9 billion at the end of fiscal 2015 compared with $3.3 billion at the end of fiscal 2014 and $2.5 billion at the end of fiscal 2013. Additional information regarding funded and unfunded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Integrated Network Solutions

Integrated Network Solutions provides integrated communications and information technology and services, including a variety of trusted networking capabilities, to support government, energy and maritime customers. Integrated Network Solutions serves (i) IT Services and (ii) Managed Satellite and Terrestrial Communications Solutions markets and also served the Commercial Healthcare Solutions market until July 1, 2015, when we completed the divestiture of HCS.

IT Services Market:    We are a leading systems and network integrator and prime contractor providing mission-critical, end-to-end IT services for defense, intelligence, homeland security and civilian government customers. We have positions as a prime contractor on many key U.S. Government IDIQ contract vehicles related to IT services.

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

•

We are providing the Canadian government with engineering and logistics services to support the avionics systems on the CF-18 Hornet fighter aircraft under the CF-18 Avionics Optimized Weapon System Support program;

•

We are providing IT integration of installation, training, help desk, passport and configuration management services for the U.S. Department of State under the Consular Affairs Support Services Contract in support of more than 240 U.S. embassies and consulates around the world;

•

We are providing comprehensive operational and system maintenance support and engineering and technology enhancements for the Defense Information Systems Agency Crisis Management System for which we were awarded a new, 10-year, $450 million single award IDIQ contract in fiscal 2015;

•	We are providing enterprise IT support services to the North American Air Defense Command and the U.S. Northern Command; and
•

We are (i) providing electronic health record interoperability to enhance continuity of care between the DoD and the Department of Veterans Affairs (“VA”), (ii) designing and installing a wireless network for VA medical centers and (iii) improving electronic data interoperability for claims processing, as one of eight companies in the large business category awarded the 5-year Transformation Twenty-One Total Technology IDIQ contract vehicle from the VA designed to upgrade the VA’s IT system and covering services to streamline and modernize VA operations, including patient care delivery at more than 150 VA hospitals.

Managed Satellite and Terrestrial Communications Solutions Market:    Harris CapRock Communications is a global provider of end-to-end fully-managed hybrid communications network solutions to critical operations in remote and harsh locations for energy, maritime and government customers. We own and operate a robust global infrastructure that includes teleports on six continents; network operations centers running 24 hours per day, seven days per week; local presence in 23 countries; and over 200 global field service personnel supporting customer locations in more than 80 countries across North America, Central and South America, Europe, Africa and Asia-Pacific. Our customers include major land-based and offshore energy, mining and engineering and construction companies; leading transocean shipping and cruise line companies; and government and military customers with defense and intelligence missions. We combine satellite, terrestrial and wireless technologies to provide comprehensive communications solutions that connect customers’ remote sites with each other and with distant headquarters. Our solutions focus on voice, data and networking solutions for remote sites and are supported by a global managed satellite network.

Examples of our hybrid communications network solutions include the following:

•

We are providing satellite communications services, including all shipboard equipment, onboard IT system integration and satellite bandwidth, under multi-year agreements covering over 700 sites operating worldwide for one energy customer and over 80 sites operating worldwide for another energy customer;

•	We are providing data, voice and networking service to drilling ships operating in offshore Brazil and satellite communications to drilling ships operating in offshore Norway;
•

We are delivering turnkey managed satellite communications to a fleet of 58 offshore supply vessels operating in the North Sea, Brazil, Australia and Indian Pacific regions and managed communication services on over 300 commercial shipping and service vessels;

•

We are providing managed global satellite communications services for a major cruise line across its fleet of more than 100 cruise ships and providing managed global communications services for more than 30 cruise ships for another major cruise line to improve overall communications performance and enhance guest and crew experiences; and

•

We are providing managed service networks leveraging 2 GHz of C-, Ku-, UHF- and X-band commercial space segment capacity for monitoring and control, teleport services, terrestrial communications, operations and maintenance to DoD agency customers operating around the world and to classified customers, supporting a range of missions, including airborne ISR, tactical field-deployed communications and continuity of operations.

Commercial Healthcare Solutions Market:    We offered commercial and international healthcare providers a full range of interoperability and business intelligence solutions until we completed the divestiture of HCS on July 1, 2015. Our interoperability solutions included FusionFX®, which was our new vendor-neutral integrated suite of software tools that advanced our previous interoperability platform by incorporating a new service-oriented architecture foundation and that integrated with leading electronic health record and other legacy systems to securely bring together patient information from across the continuum of care and make it available to clinical teams for value-based, accountable and coordinated care.

Revenue, Operating Income and Backlog:    Revenue for our Integrated Network Solutions segment decreased 14.4 percent to $1.253 billion in fiscal 2015 compared with $1.463 billion in fiscal 2014, and was $1.576 billion in fiscal 2013. Segment operating income decreased 63.8 percent to $42 million in fiscal 2015 compared with

$116 million in fiscal 2014, and was $80 million in fiscal 2013. The percentage of our revenue contributed by this segment was 25 percent in fiscal 2015 compared with 29 percent in fiscal 2014 and 31 percent in fiscal 2013. The percentages of this segment’s revenue under contracts directly with end customers and under contracts with prime contractors were approximately 80 percent and 20 percent, respectively, in fiscal 2015 compared with approximately 77 percent and 23 percent, respectively, in fiscal 2014 and 78 percent and 22 percent, respectively, in fiscal 2013. The percentage of this segment’s revenue that was derived outside of the U.S. was approximately 38 percent in fiscal 2015 compared with approximately 33 percent in fiscal 2014 and 30 percent in fiscal 2013. The percentages of this segment’s revenue in a particular fiscal year represented by this segment’s largest U.S. Government program by revenue in such fiscal year and five largest U.S. Government programs by revenue in such fiscal year were approximately 7 percent and 24 percent, respectively, in fiscal 2015 compared with approximately 9 percent and 28 percent, respectively, in fiscal 2014 and 9 percent and 29 percent, respectively, in fiscal 2013. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 54 percent in fiscal 2015 compared with approximately 60 percent in fiscal 2014 and 62 percent in fiscal 2013. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business — Principal Customers; Government Contracts” of this Report.

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

The funded backlog for this segment was $853 million at the end of fiscal 2015 compared with $973 million at the end of fiscal 2014 and $934 million at the end of fiscal 2013. Unfunded backlog for this segment was $777 million at the end of fiscal 2015 compared with $921 million at the end of fiscal 2014 and $1.1 billion at the end of fiscal 2013. Additional information regarding funded and unfunded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business — Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Exelis

As described above, we completed the acquisition of Exelis on May 29, 2015, approximately one month prior to the end of our fiscal 2015. Exelis is a diversified aerospace, defense, information and services business that leverages its deep customer knowledge and technical expertise to deliver affordable mission-critical solutions to military, government and commercial customers in the United States and globally. Exelis, provides positioning and navigation, sensors, air traffic management solutions, image processing and distribution, communications and information systems.

We provide engineered systems and solutions, including ISR systems; geospatial systems; positioning, navigation and timing solutions; integrated electronic warfare systems; electronic attack and release systems; radar and reconnaissance systems; undersea systems; composite aerostructures; and communications and night vision systems for government and commercial customers globally. We provide integrated real-time, autonomous geospatial solutions, extending from image and data collection through processing, exploitation and dissemination of actionable intelligence. Our specialized capabilities include highly reliable remote sensing systems for ground, air and space, offering active and motion imaging; data encryption; information processing; real-time forensic and predictive analytics; and system performance modeling and simulation. We also provide ground processing and analytics solutions that map and monitor Earth for a variety of commercial and government users. Our environmental systems monitor and evaluate our global environment with ground based and space based remote sensing, change detection, and data processing. We also supply GPS navigation systems, providing high-performance, reliable, cost-effective GPS payload, receiver and control solutions. We have recently developed new GPS satellite navigation payload technologies to improve GPS accuracy and reliability under the GPS III program, as a subcontractor on a team developing and building tomorrow’s GPS for the U.S. Air Force. In addition to satellite modernization efforts, the next-generation Global Positioning System Operational Control System (“GPS OCX”) will provide a new command, control and mission support system for all current and future GPS satellites based on a modern, service-oriented architecture. We are providing the key navigation processing elements and precision monitor station receivers for the GPS OCX program that includes advanced anti-jam capabilities and improved system security, accuracy and reliability.

We design, develop, produce and sell electronic warfare solutions to most U.S. military service branches and to classified customers and allied nations and produce electronic warfare countermeasures solutions for tactical and strategic aircraft. We are a key player on airborne platforms such as the U.S. Navy’s F/A-18 and U.S. special operations forces MH-60, MH-47 and CV-22 aircraft. We also design and produce aircraft-armament suspension and release equipment and weapons interface systems for fighter jets, surveillance aircraft and unmanned aerial vehicles for the U.S. military and allied forces. Our products also include advanced antenna technologies which provide communication, navigation, direction-finding and electronic warfare capabilities for military and commercial aircraft. We also design and manufacture high performance radar systems and signal intelligence systems for both domestic and international military customers. Our core radar capabilities include air defense radars, air traffic control (“ATC”) radars and airborne multifunction radars. We provide electronic warfare and signals intelligence systems for reconnaissance and surveillance for electronic intelligence, electronic support measures, electronic counter measures and signals intelligence applications.

We develop advanced, custom solutions which provide our government and commercial customers with self-protection, data protection, enhanced communications and situational awareness. We specialize in satellite based communications systems, ground electronic warfare systems, commercial wireless technologies, tagging, tracking and locating, and information assurance. To combat the anti-access/area denial (“A2/AD”) threat, we leverage an adaptive multiplatform approach to ensure that users can connect and share data globally without being constrained by terrain or distance. We integrate data devices into A2/AD-resilient architectures which provide a secure global backbone for C4ISR capabilities against sophisticated adversaries.

We supply to the U.S. Navy and allied navies a broad range of undersea warfare systems for maritime platforms and environments, including mine sweeping systems, shipboard command and control systems, anti-submarine warfare (“ASW”) sonar systems, data link systems, submarine flank and passive towed arrays, and acoustic sensors for military and commercial uses. We are the largest U.S. manufacturer of influence and mechanical mine sweeping systems and are a trusted provider of mine defense solutions to the U.S. Navy.

We design and manufacture technically advanced, lightweight composite aerospace assembly structures, sub-assemblies and components for defense and commercial industries in applications from large commercial transport aircraft to fighter jets and commercial and military rotorcraft. Our composite design and fabrication expertise can be found on many commercial platforms, such as Boeing’s 7-series family, Airbus’s A380 aircraft, General Electric’s GEnx engine, and Sikorsky’s S-76 helicopter. For defense programs, we provide a wide range of products, including complete structural assemblies, flight critical components, and primary and secondary structural elements for platforms such as the F-35 Lightning II, the CH-53K Heavy Lift Helicopter and the Joint Air-to-Surface Standoff Missile.

We design and manufacture wireless tactical communications systems for U.S. and allied forces, as well as many government agencies. In addition to our widely deployed Single Channel Ground and Airborne Radio System, we provide a diversified portfolio of communications-related products, including: INterference CANcellation Systems for E/A-18G Growler aircraft to enable communications-while-jamming performance; Global Network On the Move — Active Distribution mobile satellite communications systems for persistent, long-haul connectivity in austere environments; and SpearNet Enhanced Video On-board tactical wearable radios, which, when combined with night vision and intelligence dissemination products, forms the Individual Soldier System integrated solution. We are a leader in image intensification and sensor fusion technology and produce high performance night vision products. We develop, produce and supply Generation 3 image intensification technology for U.S. and allied military and security forces. We provide AN/PVS-14 and AN/PVS-7 ground night vision goggles and spare image intensifier tubes to the U.S. and allied militaries, via foreign military sales, and we are the primary supplier to the U.S. military for the AN/AVS-6 and AN/AVS-9 aviation night vision goggles, which provide rotary- and fixed-wing aircraft pilots the ability to operate in extreme low-light situations. We also developed the Enhanced Night Vision Goggle (“ENVG”) system, which was the first production goggle to optically overlay traditional night vision imagery with long wave thermal infrared imagery. The ENVG system enables users to effectively operate in extreme low light and obscured battlefield conditions.

We provide a broad range of service solutions, including systems integration; network design and development; air traffic management; cyber; intelligence; advanced engineering; and space launch and range-support, for a wide variety of U.S. military and U.S. Government customers. Our advanced information solutions portfolio includes enduring mission support, advanced research and development support, and enterprise information support to deliver affordable, essential mission solutions for critical networks and ISR and analytics applications. We serve enduring missions in military and national intelligence, strategic deterrence, and defense against chemical, biological, radiological, nuclear and explosive threats, and other core defense programs. We develop information-enabled solutions for U.S. Government customers that rely on our expertise to securely access, integrate and share sensitive data. These solutions integrate key capabilities in cyber defense, cross-domain information sharing, broad enterprise applications of information technology, and the implementation of leading edge network and systems architectures. For example, we are the prime contractor for the U.S. Joint Spectrum Center’s (“JSC”) Electromagnetic Spectrum

Engineering Services contract, under which we provide engineering systems support, technical analysis, test support, and long-term strategic planning as JSC meets national security and military objectives related to the use of the electromagnetic spectrum.

We provide air traffic control navigation, communication and surveillance solutions as well as space and ground communications networks. We provide the FAA with engineering expertise and full system solutions in the development and implementation of a modernized air traffic system. As the prime contractor on the ADS-B program, which is the FAA’s NextGen initiative to modernize from a ground-based to a satellite-based system of air traffic management, we are designing, building and operating a nationwide system of radio communications, telecommunications networks, information technology and software to deliver highly accurate, networked, real-time surveillance data to the automated systems of the FAA. We have extended our integrated network systems capabilities to the commercial aviation market with a comprehensive, web-based application suite called Symphony®, which enables key business functions, such as flight information display systems, billing, auditing, resource allocation, environmental monitoring and situational awareness, for airports and airlines to improve efficiencies in their operations. We also provide advanced engineering services for NASA’s space and ground communications networks. We are the prime contractor on NASA’s Space Communications Network Services (“SCNS”) contract for the Goddard Space Flight Center, which provides most of the communications and tracking services for a wide range of Earth-orbiting spacecraft, such as the International Space Station, the Hubble Space Telescope and the Earth Observing System satellites. We provide operations, maintenance and engineering support to NASA under the Deep Space Network (“DSN”) contract. The DSN is an international network that supports interplanetary robotic spacecraft missions and radio and radar astronomy observations and provides the link between earth and scores of NASA spacecraft exploring the solar system.

We provide a full spectrum of technical services supporting mission critical network systems. These services include systems engineering, lifecycle sustainment, logistic support, modernization, and operations and maintenance for U.S. military launch, test and training ranges, including DoD’s SATCOM systems, NASA’s ground communications networks and launch ranges and other high-priority U.S. Government assets throughout the world. Key areas of support include system engineering, sustainment, logistics, depot maintenance, software and hardware engineering and configuration management for range instrumentation such as tracking, telemetry, optical, weather, communications, and command and control networks and systems.

We also provide payload processing and launch services for numerous government agencies. These key systems and assets are critical to the launch range and space communications network infrastructures, including the air, land and sea training range for the U.S. Navy and the U.S. Air Force space launch ranges on the U.S. East and West Coasts. Under our Tethered Aerostat Radar System program, we operate and maintain a series of airborne radar platforms and associated infrastructure and communications to provide persistent, long-range detection and monitoring (radar surveillance) capability for interdicting low-level air, maritime and surface smugglers and narcotics traffickers along the United States-Mexico border, the Florida Straits and a portion of the Caribbean. Under our Spacelift Range System contract, which ended in fiscal 2015 and contributed $85 million in revenue to Exelis for all of Harris’ fiscal 2015, we engineered, modernized and sustained large networks and range support infrastructure for the western ranges based in Vandenburg Air Force Base in California and the eastern ranges based in Patrick Air Force Base in Florida. We also sustain, maintain and modernize large radar installations globally and provide engineering support and sustainment for the U.S. Air Force’s early warning system under our System Engineering and Sustainment Integrator (“SENSOR”) contract.

On September 27, 2014, before being acquired by Harris, Exelis completed the spin-off of part of its military and government services business (“Vectrus” or “Vectrus, Inc.”). For a discussion of risks relating to the spin-off of Vectrus completed by Exelis, see “Item IA. Risk Factors” of this Report.

Revenue, Operating Income and Backlog:    Since the close of the acquisition on May 29, 2015, our Exelis segment contributed $279 million of revenue and $37 million of operating income in fiscal 2015. The percentage of our revenue contributed by this segment was 5 percent in fiscal 2015.

The funded backlog for this segment was $2.5 billion at the end of fiscal 2015. Unfunded backlog for this segment was $3.2 billion at the end of fiscal 2015. Additional information regarding funded and unfunded backlog is provided under “Item 1. Business — Funded and Unfunded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business —Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

International Business

Revenue from products and services exported from the U.S., including foreign military sales, or manufactured or rendered abroad was $1.6 billion (31 percent of our revenue; 32 percent of our revenue, excluding Exelis) in fiscal 2015 compared with $1.5 billion (30 percent of our revenue) in fiscal 2014 and $1.3 billion (26 percent of our revenue) in fiscal 2013. Most of our international sales were derived from our RF Communications and Integrated Network Solutions segments. Direct export sales are primarily denominated in U.S. Dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Financial information regarding our domestic and international operations is contained in Note 24: Business Segments in the Notes and is incorporated herein by reference.

The majority of our international marketing activities are conducted through subsidiaries which operate in Canada, Europe, the Middle East, Central and South America, Africa and Asia. We have also established international marketing organizations and several regional sales offices. For further information regarding our international subsidiaries, see Exhibit 21 of this Report.

We utilize indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or government customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. Our dealers and distributors generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer. The percentages of our total revenue and international revenue represented by revenue from indirect sales channels were approximately 16 percent and 44 percent, respectively, in fiscal 2015 compared with approximately 13 percent and 40 percent, respectively, in fiscal 2014 and 10 percent and 33 percent, respectively, in fiscal 2013.

Fiscal 2015 international revenue came from a large number of countries, and no single foreign country accounted for more than 4 percent of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to stay competitive in international markets, we also sometimes enter into offset agreements or recourse or vendor financing arrangements to facilitate sales to certain customers.

The particular economic, social and political conditions for business conducted outside the U.S. differ from those encountered by domestic businesses. Our management believes that the overall business risk for our international business as a whole is somewhat greater than that faced by our domestic businesses as a whole. A description of the types of risks to which we are subject in our international business is contained in “Item 1A. Risk Factors” of this Report. In the opinion of our management, these risks are partially mitigated by the diversification of our international business and the protection provided by letters of credit and advance payments, progress payments and other similar payments.

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

In the RF Communications segment, principal competitors include Airbus DS Communications (formerly Cassidian Communications, an Airbus Group company), Aselsan A.S., Elbit Systems Ltd., General Dynamics Corporation, Motorola Solutions, Inc., Rockwell Collins, Inc., Raytheon Company, Rohde & Schwarz Group, Selex ES (a Finmeccanica Group company), Tait Ltd. and Thales Group.

In the Government Communications Systems segment, principal competitors include BAE Systems plc, The Boeing Company, General Dynamics Corporation, L-3 Communications Holdings, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company, and Rockwell Collins, Inc.

In the Integrated Network Solutions segment, principal competitors include Astrium Services Government, Inc. (an Airbus Group company), Computer Sciences Corporation, Engility Holdings, Inc., General Dynamics Corporation, Leidos Holdings, Inc., Lockheed Martin Corporation, MTN, Northrop Grumman Corporation, Raytheon Company and RigNet, Inc.

In the Exelis segment, principal competitors include BAE Systems, Inc., The Boeing Company, EADS N.V., Finmeccanica S.p.A, General Dynamics Corporation, L-3 Communications Corporation, Leidos Holdings, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and Thales Group.

Principal Customers; Government Contracts

The percentage of our revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 64 percent in fiscal 2015 compared with approximately 67 percent in fiscal 2014 and 67 percent in fiscal 2013. No other customer accounted for more than 3 percent of our revenue in fiscal 2015. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report. Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Most of the sales in our Government Communications Systems segment, our Exelis segment and, with respect to U.S. Government programs in our Integrated Network Solutions segment, are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default based on performance.

Our U.S. Government contracts and subcontracts include both cost-reimbursable and fixed-price contracts. Government-wide Acquisition Contracts (“GWACs”) and multi-vendor IDIQ contracts, which can include task orders for each contract type, require us to compete both for the initial contract and then for individual task or delivery orders under such contracts.

Our U.S. Government cost-reimbursable contracts provide for the reimbursement of allowable costs plus payment of a fee and fall into three basic types: (i) cost-plus fixed-fee contracts, which provide for payment of a fixed fee irrespective of the final cost of performance; (ii) cost-plus incentive-fee contracts, which provide for payment of a fee that may increase or decrease, within specified limits, based on actual results compared with contractual targets relating to factors such as cost, performance and delivery schedule; and (iii) cost-plus award-fee contracts, which provide for payment of an award fee determined at the customer’s discretion based on our performance against pre-established performance criteria. Under our U.S. Government cost-reimbursable contracts, we are reimbursed periodically for allowable costs and are paid a portion of the fee based on contract progress. Some overhead costs have been made partially or wholly unallowable for reimbursement by statute or regulation. Examples are certain merger and acquisition costs, lobbying costs, charitable contributions, interest expense and certain litigation defense costs.

Our U.S. Government fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under our U.S. Government firm fixed-price contracts, we agree to perform a specific scope of work for a fixed price and, as a result, benefit from cost savings and carry the burden of cost overruns. Under our U.S. Government fixed-price incentive contracts, we share with the U.S. Government both savings accrued for performance at less than target cost as well as costs incurred in excess of target cost up to a negotiated ceiling price, which is higher than the target cost, but carry the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, profit may also be adjusted up or down depending on whether specified performance objectives are met. Under our U.S. Government firm fixed-price and fixed-price incentive contracts, we generally receive either milestone payments equaling 100 percent of the contract price or monthly progress payments from the U.S. Government in amounts equaling 80 percent of costs incurred under the contract. The remaining amounts, including profits or incentive fees, are billed upon delivery and final acceptance of end items and deliverables under the contract. Our production contracts are mainly fixed-price contracts, and development contracts are generally cost-reimbursable contracts.

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

Funded and Unfunded Backlog

Our total Company-wide funded and unfunded backlog, including for Exelis, was approximately $12.2 billion at the end of fiscal 2015 compared with approximately $7.2 billion at the end of fiscal 2014 and $6.8 billion at the end of fiscal 2013. The funded portion of this backlog was approximately $5.3 billion at the end of fiscal 2015 compared with approximately $3.0 billion at the end of fiscal 2014 and $3.2 billion at the end of fiscal 2013. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and development and production contracts of a cost-reimbursable or incentive nature. The level of order activity related to U.S. Government programs can be affected by timing of U.S. Government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.

We define funded backlog as unfilled firm orders for products and services for which funding has been authorized and, in the case of U.S. Government agencies, appropriated. We define unfunded backlog as primarily unfilled firm contract value for which funding has not yet been authorized or, in the case of U.S. Government agencies, appropriated, including the value of contract options in cases of material contracts that have options we believe are probable of being exercised, as well as the most probable value of material sole-source IDIQ contracts awarded for a specific limited purpose. In fiscal 2016, we expect to convert to revenue approximately 68 percent of our total funded backlog as of July 3, 2015. However, we can give no assurance of such fulfillment or that our funded backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control. Additional information with regard to the backlog of each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report.

Research and Development

Research and development expenditures totaled approximately $935 million in fiscal 2015, $865 million in fiscal 2014 and $900 million in fiscal 2013. Company-sponsored research and development costs, which included research and development for commercial products and services and independent research and development related to government products and services, as well as concept formulation studies and technology development that occurs on bid and proposal efforts, were approximately $277 million in fiscal 2015, $264 million in fiscal 2014 and $254 million in fiscal 2013. A portion of our independent research and development costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored research and development costs not otherwise allocable are charged to expense when incurred. The portion of total research and development expenditures that was not Company-sponsored — principally funded by the U.S. Government and included in our revenue and cost of product sales and services — was $657 million in fiscal 2015, $601 million in fiscal 2014 and $646 million in fiscal 2013. Company-sponsored research is directed to the development of new products and services and to building technological capability in selected communications and electronic systems markets. U.S. Government-funded research helps strengthen and broaden our technical capabilities. As of July 3, 2015, we employed approximately 9,200 engineers and scientists and are continuing efforts to make the technologies developed in any of our business segments available for all other business segments.

Patents and Other Intellectual Property

We consider our patents and other intellectual property, in the aggregate, to constitute an important asset. We own a large and valuable portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property, and we routinely apply for new patents, trademarks and copyrights. We also license intellectual property to and from third parties. As of July 3, 2015, we held approximately 1,870 U.S. patents and 1,890 foreign patents, and had approximately 360 U.S. patent applications pending and 1,040 foreign patent applications pending. Unpatented research, development and engineering skills also make an important contribution to our business. Although our intellectual property rights in the aggregate are important to our business and the operations of our business segments, we do not consider our business or any business segment to be materially dependent on any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Report. With regard to certain patents relating to our Government Communications Systems, RF Communications and Exelis segments, the U.S. Government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.

Environmental and Other Regulations

Our facilities and operations are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. The applicable environmental laws and regulations are common within the industries and markets in which we operate and serve. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our financial condition, results of operations or cash flows. Based on currently available information, we do not expect capital expenditures over the next several years to protect the environment and to comply with current environmental laws and regulations, as well as to comply with current and pending climate control legislation, regulation, treaties and accords, to have a material impact on our competitive position or financial condition, but we can give no assurance that such expenditures will not exceed current expectations. If future treaties, laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. We did not spend material amounts on environmental capital projects in fiscal 2015, fiscal 2014 or fiscal 2013. A portion of our environmental expenditures relates to historic discontinued operations (other than CIS and Broadcast Communications) for which we have retained certain environmental liabilities. We currently expect that amounts to be spent for environmental-related capital projects will not be material in fiscal 2016. These amounts may increase in future years.

Additional information regarding environmental and regulatory matters is set forth in “Item 3. Legal Proceedings” of this Report and in Note 1: Significant Accounting Policies and Note 25: Legal Proceedings and Contingencies in the Notes.

Electronic products are subject to governmental environmental regulation in a number of jurisdictions, such as domestic and international requirements requiring end-of-life management and/or restricting materials in products delivered to customers, including the European Union’s Directive 2012/19/EU on Waste Electrical and Electronic Equipment and Directive 2011/65/EU on the Restriction of the use of certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), as amended. Other jurisdictions have adopted similar legislation. Such requirements typically are not applicable to most equipment produced by our Government Communications Systems, RF Communications and Exelis segments. We believe that we have complied with such rules and regulations, where applicable, with respect to our existing products sold into such jurisdictions. We intend to comply with such rules and regulations with respect to our future products.

Wireless communications, whether radio, satellite or telecommunications, are also subject to governmental regulation. Equipment produced in our RF Communications and Integrated Network Solutions segments, in particular, is subject to domestic and international requirements to avoid interference among users of radio and television frequencies and to permit interconnection of telecommunications equipment. Additionally, we hold licenses for our managed satellite and terrestrial communications solutions market for very small aperture terminals and satellite earth stations, which authorize operation of networks and teleports. We are also required to comply with technical operating and licensing requirements that pertain to our wireless licenses and operations. We believe that we have complied with such rules and regulations and licenses with respect to our existing products and services, and we intend to comply with such rules and regulations and licenses with respect to our future products and services. Governmental reallocation of the frequency spectrum also could impact our business, financial condition and results of operations.

Raw Materials and Supplies

Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials, such as electronic components, printed circuit boards, metals and plastics, needed for our operations and for our products. We are dependent on suppliers and subcontractors for a large number of components and subsystems and the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and to meet performance and quality specifications and delivery schedules. In some instances, we are dependent on one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. Although we have been affected by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products. On occasion, we have experienced component shortages from vendors as a result of natural disasters, or the RoHS environmental regulations in the European Union or similar regulations in other jurisdictions. These events or regulations may cause a spike in demand for certain electronic components, such as lead-free components, resulting in industry-wide supply chain shortages. As of July 3, 2015, these component shortages have not had a material adverse effect on our business. For further discussion of risks relating to subcontractors and suppliers, see “Item 1A. Risk Factors” of this Report.

Seasonality

We do not consider any material portion of our business to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of contract awards and the timing and availability of U.S. Government funding, as well as the timing of product deliveries and customer acceptance.

Employees

We had approximately 22,300 employees at the end of fiscal 2015. Approximately 93 percent of our employees as of the end of fiscal 2015 were located in the U.S. A significant number of our employees possess a U.S. Government security clearance. We also utilize a number of independent contractors. Approximately 900, or approximately 4 percent, of our employees are working under collective bargaining agreements with labor unions and worker representatives. These collective bargaining agreements will be renegotiated at various times over the next three years as they expire. Exelis and its predecessors have historically renegotiated these agreements without significant disruption to operating activities. For certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

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

Certifications.    We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Report. In addition, an annual CEO certification was submitted by our Chief Executive Officer to the New York Stock Exchange (“NYSE”) in November 2014 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by Harris of the NYSE’s corporate governance listing standards.

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

We are highly dependent on sales to U.S. Government customers. The percentage of our revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 64 percent in fiscal 2015, 67 percent in fiscal 2014 and 67 percent in fiscal 2013. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenue. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. We expect that a majority of the business that we seek will be awarded through competitive bidding. The U.S. Government has increasingly relied on certain types of contracts that are subject to multiple competitive bidding processes, including multi-vendor IDIQ, GWAC, General Services Administration Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas, and we may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors, as well as the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. Following any contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. The current competitive environment has resulted in unsuccessful bidders more frequently initiating bid protests and, in some cases, the bid protest has resulted in a portion of the work subject to the bid being awarded to the bid protester in exchange for withdrawing the bid protest. Our U.S. Government programs must compete with programs managed by other government contractors and with other policy imperatives for consideration for limited resources and for uncertain levels of funding during the budget and appropriation process. Budget and appropriations decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) and potential alternative funding arrangements. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending, could have material adverse consequences on our future business. For more information regarding sequestration, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Considerations — Industry-Wide Opportunities, Challenges and Risks” of this Report.

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

Generally, U.S. Government contracts are subject to oversight audits by U.S. Government representatives. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenue based on costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments, and we may be required to materially reduce our revenue or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines and suspension or debarment from U.S. Government contracting or subcontracting for a period of time.

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

We face the risk, as does any company, of a security breach, whether through cyber attack or cyber intrusion over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, or other significant disruption of our IT networks and related systems. We face an added risk of a security breach or other significant disruption of the IT networks and related systems that we develop, install, operate and maintain for certain of our customers, which may involve managing and protecting information relating to national security and other sensitive government functions or personally identifiable or protected health information. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a communications and IT company, and particularly as a government contractor, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks and related systems and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. Although we make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems, and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks due to the nature of our business and the industries in which we operate. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving these types of information and IT networks and related systems could:

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

The level of returns on defined benefit plan assets, changes in interest rates and other factors could affect our earnings and cash flows in future periods.

A substantial portion of our current and retired employee population is covered by defined benefit pension and other postretirement defined benefit plans (collectively, “defined benefit plans”), as a result of our acquisition of Exelis. We may experience significant fluctuations in costs related to defined benefit plans as a result of macro-economic factors, such as interest rates, that are beyond our control. The cost of our defined benefit plans is incurred over long periods of time and involves various factors and uncertainties during those periods which can be volatile and unpredictable, including the rates of return on defined benefit plan assets, discount rates used to calculate liabilities and expenses, mortality of plan participants and trends for future medical costs. Management develops each assumption using relevant plan and experience and expectations in conjunction with market-related data. Our financial position and results of operations could be materially affected by significant changes in key economic indicators, financial market volatility, future legislation and other governmental regulatory actions.

We will make contributions to fund our defined benefit plans when considered necessary or advantageous to do so. The macro-economic factors discussed above, including the rates of return on defined benefit plan assets and the minimum funding requirements established by government funding or taxing authorities, or established by other agreement, may influence future funding requirements. A significant decline in the fair value of our plan assets, or other adverse changes to our overall defined benefit plans, could require us to make significant funding contributions and affect cash flows in future periods.

U.S. Government Cost Accounting Standards govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. Government. As a result, we expect to continue to seek reimbursement from the U.S. Government for a portion of our postretirement costs and plan contributions.

On December 27, 2011 the U.S. Government’s Cost Accounting Standards Board published a final rule that harmonizes Cost Accounting Standards (“CAS”) pension cost reimbursement rules with the Pension Protection Act of 2006 (“PPA”) funding requirements. The rule is expected to eventually mitigate the mismatch between CAS costs and PPA-amended ERISA minimum funding requirements, and result in an acceleration of allowable CAS pension costs as compared to the prior rules. The final rule applied to Exelis’ contracts starting in 2013, although due to a five-year phase in, the full phase-in will not be not achieved until 2017. We anticipate that government contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule.

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

We use estimates in accounting for many of our programs and changes in our estimates could adversely affect our future financial results.

Accounting for our contracts requires judgment relative to assessing risks, including risks associated with customer directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters, judgments associated with estimating contract revenue and costs, and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding: (i) the length of time to complete the contract because costs also include expected increases in wages and prices for materials; (ii) whether the intent of entering into multiple contracts was effectively to enter into a single project in order to determine whether such contracts should be combined or segmented; (iii) incentives or penalties related to performance on contracts in estimating revenue and profit rates, and record them when there is sufficient information for us to assess anticipated performance; and (iv) estimates of award fees in estimating revenue and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes involved in accounting for our contracts, materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.

We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.

We are dependent on sales to customers outside the U.S. The percentage of our total revenue represented by revenue from products and services exported from the U.S., including foreign military sales, or manufactured or rendered abroad was 31 percent in fiscal 2015, 30 percent in fiscal 2014 and 26 percent in fiscal 2013. Approximately 27 percent of our international business in fiscal 2015 was transacted in local currency. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is from, and an increasing portion of our business activity is being conducted in, less-developed countries and sometimes in countries with unstable governments, in areas of military conflict or at military installations. We are subject to risks of doing business internationally, including:

•	Currency exchange controls, fluctuations of currency and currency revaluations;
•

The laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act (“FCPA”);

•	Changes in regulatory requirements, including business or operating license requirements, imposition of tariffs or embargoes, export controls and other trade restrictions;
•	Uncertainties and restrictions concerning the availability of funding, credit or guarantees;
•	The complexity and necessity of using, and disruptions involving our, international dealers, distributors, sales representatives and consultants;
•	The difficulties of managing a geographically dispersed organization and culturally diverse workforces, including compliance with local laws and practices;
•	Difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;
•	Import and export licensing requirements and regulations, as well as unforeseen changes in export regulations;
•	Uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract clauses;
•	Rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation; and
•	Increased risk of an incident resulting in damage or destruction to our products or resulting in injury or loss of life to our employees, subcontractors or other third parties.

Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.

We have implemented compliance controls, policies and procedures designed to prevent reckless or criminal acts from being committed by our employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, such as the FCPA, and to detect any such reckless or criminal acts committed. We cannot ensure, however, that our controls, policies and procedures will prevent or detect all such reckless or criminal acts. If not prevented, such reckless or criminal acts could subject us to civil or criminal investigations and monetary and non-monetary penalties and could have a material adverse effect on our ability to conduct business, our results of operations and our reputation. In addition, misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation.

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

Despite some positive trends in the U.S. economy, the economies of the U.S. and many foreign countries in which we do business continue to show weakness or limited improvement. We are unable to predict the impact, severity and duration of these economic events. The continued effects of these economic events and the U.S. Government’s budget deficits and national debt and sequestration could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways. Possible effects of these economic conditions include the following:

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

•

We may experience declines in revenue, profitability and cash flows as a result of reduced or delayed orders or payments or other factors caused by the economic problems of our customers and prospective customers, including U.S. Federal, state and local governments;

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

We participate in U.S. and international markets that are subject to uncertain economic conditions. In particular, U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including sequestration and potential alternative funding arrangements. As a result, it is difficult to estimate the level of growth in the markets in which we participate. Because all components of our budgeting and forecasting are dependent on estimates of growth in the markets we serve, the uncertainty renders estimates of or guidance relating to future revenue, income and expenditures even more difficult. As a result, we may make significant investments and expenditures but never realize the anticipated benefits.

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

We engage subcontractors on many of our contracts. We may have disputes with our subcontractors, including regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our products and services which we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components, subsystems and services that we require. Our supply chain could also be disrupted by external events, such as natural disasters or other significant disruptions (including extreme weather conditions, medical epidemics, acts of terrorism, cyber attacks and labor disputes), governmental actions and legislative or regulatory changes, including product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products and services to our customers. We can give no assurances that we will be free from disputes with our subcontractors, material supply problems or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and could harm our business, financial condition, results of operations and cash flows. In addition, in connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. Government. There are currently several components for which there may be only one supplier. The inability of a sole source supplier to meet our needs could have a material adverse effect on our financial position, results of operations and cash flows.

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

We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain of the defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. Other examples of unforeseen problems that could result, either directly or indirectly, in the loss of life or property or otherwise negatively affect revenue and profitability include loss on launch of spacecraft, premature failure of products that cannot be accessed for repair or replacement, problems with quality and workmanship, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. In addition, problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements. In many circumstances, we may receive indemnification from the U.S. Government. While we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible for us to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of U.S. Government indemnity and our insurance coverage would harm our financial condition, results of operations and cash flows. Other factors that may affect revenue and profits include loss of follow-on work, and, in the case of certain contracts, liquidated damages, penalties and repayment to the customer of contract cost and fee payments we previously received. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

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

Our level of indebtedness and our ability to make payments on or service our indebtedness and our unfunded pension liability may adversely affect our financial and operating activities or our ability to incur additional debt.

At the end of fiscal 2015, we had $5.2 billion in aggregate principal amount of outstanding debt and approximately $2.0 billion of unfunded pension liability. In the future we may increase our borrowings; however, our ability to do so will be subject to limitations imposed on us by our debt agreements. Our ability to make payments on and to refinance our indebtedness as well as any future debt that we may incur and our ability to make contributions to our unfunded pension liability, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due or make contributions to our unfunded pension liability, we may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (ii) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the defense technology industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.

A downgrade in our credit ratings could materially adversely affect our business.

The credit ratings assigned to our debt securities could change based on, among other things, our results of operations, financial condition, mergers, acquisitions or dispositions. These ratings are subject to ongoing evaluation by credit rating agencies, and there can be no assurance that any rating will not be changed or withdrawn by a rating agency in the future. Moreover, these credit ratings are not recommendations to buy, sell or hold any of our debt securities. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, would likely increase our borrowing costs and affect our ability to incur new indebtedness or refinance our existing indebtedness, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows, and could also have a material adverse effect on the market value of our common stock and outstanding debt securities.

Unforeseen environmental issues could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our operations are subject to and affected by many Federal, state, local and foreign environmental laws and regulations. In addition, we could be affected by future environmental laws or regulations, including, for example, new restrictions on materials used in our operations. Compliance with current and future environmental laws and regulations may require significant operating and capital costs. Environmental laws and regulations may authorize substantial fines and criminal sanctions as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations related to remediation of conditions in the environment. In addition, if violations of environmental laws result in our, or in one or more of our facilities, being placed on the “Excluded Parties List” maintained by the General Services Administration, we could become ineligible to receive certain contracts, subcontracts and other benefits from the Federal government or to perform work under a government contract or subcontract at any listed facility. Generally, such ineligibility would continue until the basis for the listing has been appropriately addressed. Developments such as the adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments under previously priced contracts, or financial insolvency of other responsible parties could in the future have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.

Our corporate headquarters and significant business operations are located in Florida and other significant business operations are located in Houston, Texas, which areas are subject to the risk of major hurricanes. Our worldwide operations and operations of our suppliers could be subject to natural disasters or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, cyber attacks and other natural and manmade disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, subcontractors, distributors, resellers or customers; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses and materially adversely affect our business, financial condition, results of operations and cash flows.

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

As part of our overall strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, unforeseen issues could arise which adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounted for approximately 48 percent of our recorded total assets as of July 3, 2015. We evaluate the recoverability of recorded goodwill annually, as well as when we change reportable segments and when events or circumstances indicate there may be an impairment. The annual impairment test is based on several factors requiring judgment. Principally, a decrease in expected reportable segment cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition. For additional information on accounting policies we have in place for impairment of goodwill, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 1: Significant Accounting Policies and Note 3: Discontinued Operations in the Notes.

Some of our workforce is represented by labor unions, so our business could be harmed in the event of a prolonged work stoppage.

Approximately 900 of our employees are unionized, which represents approximately 4% of our employee-base at the end of fiscal 2015. As a result, we may experience work stoppages, which could adversely affect our business. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor collective bargaining agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our business, financial condition, results of operations and cash flows.

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

Risks Relating to the Spin-off of Vectrus Completed by Exelis

On September 27, 2014, before being acquired by Harris, Exelis completed the spin-off of Vectrus. After the spin-off, Exelis and Vectrus operate independently of each other and neither company has an ownership interest in the other. Prior to the completion of the spin-off, Exelis and Vectrus entered into a Distribution Agreement and related separation agreements that provided mechanisms for an orderly separation and govern the post-separation relationship between Exelis and Vectrus. These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations following the spin-off, including employee benefits, intellectual property, information technology, insurance and tax-related assets and liabilities. The agreements also set forth Exelis’ future commitments to provide Vectrus with certain temporary transition services. The executed agreements include the Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Transition Services Agreement and several intellectual property agreements. The following are among the risks we face in connection with the spin-off of Vectrus completed by Exelis:

We may be responsible for U.S. Federal income tax liabilities that relate to the spin-off of Vectrus completed by Exelis.

In connection with the spin-off of Vectrus, completed by Exelis prior to our acquisition of Exelis, Exelis received an opinion of tax counsel substantially to the effect that, for U.S. Federal income tax purposes, the spin-off will qualify for tax-free treatment under section 355 of the Internal Revenue Code. However, if the factual assumptions or representations made in the opinion are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we will not be able to rely on the opinion. Furthermore, the opinion will not be binding on the Internal Revenue Service the (“IRS”) or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the opinion and such challenge could prevail. If, notwithstanding receipt of the opinion, the spin-off is determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off transaction is taxable, each holder of Exelis common stock who received shares of Vectrus in the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received, thereby potentially increasing such holder’s tax liability. Even if the Vectrus spin-off otherwise qualifies as a tax-free transaction, the distribution could be taxable to us (but not to our shareholders) in certain circumstances if subsequent significant acquisitions of Exelis stock or the stock of Vectrus are deemed to be part of a plan or series of related transactions that include the Vectrus spin-off. In this event, the resulting tax liability could be substantial.

In connection with the Vectrus spin-off, Vectrus indemnified Exelis for certain liabilities and Exelis indemnified Vectrus for certain liabilities. This indemnity may not be sufficient to insure us against the full amount of the liabilities assumed by Vectrus and Vectrus may be unable to satisfy its indemnification obligations to us in the future.

As part of the Distribution Agreement, Exelis and Vectrus indemnified each other with respect to such parties’ assumed or retained liabilities pursuant to the Distribution Agreement and breaches of the Distribution Agreement or related separation agreements. There can be no assurance that the indemnity from Vectrus will be sufficient to protect us against the full amount of these and other liabilities, or that Vectrus will be able to fully satisfy its indemnification obligations. Third-parties could also seek to hold us responsible for any of the liabilities that Vectrus has agreed to assume. Even if we ultimately succeed in recovering from Vectrus any amounts for which we are held liable, we may be temporarily required to bear those losses ourselves. In addition, performance on indemnities that Exelis provided Vectrus may be significant and could negatively impact our business. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

The Vectrus spin-off may expose us to potential liabilities arising out of state and Federal fraudulent conveyance laws and legal distribution requirements.

The Vectrus spin-off could be challenged under various state and Federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that Exelis did not receive fair consideration or reasonably equivalent value in the spin-off, and that the spin-off left Exelis insolvent or with unreasonably small capital or that Exelis intended or believed it would incur debts beyond its ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the spin-off as a fraudulent transfer and could impose a number of different remedies, including, without limitation, returning assets or Vectrus shares to Exelis or providing Exelis with a claim for money damages against Vectrus in an amount equal to the difference between the consideration received by Exelis and the fair market value of Vectrus at the time of the spin-off.

The measure of insolvency for purposes of the fraudulent conveyance laws may vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if the fair saleable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), and such entity would be considered to have unreasonably small capital if it lacked adequate capital to conduct its business in the ordinary course and pay its liabilities as they become due. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that Exelis was solvent at the time of or after giving effect to the spin-off, including the distribution of Vectrus common stock.

The distribution by Exelis of the Vectrus common stock in the spin-off could also be challenged under state corporate distribution statutes. Under the Indiana Business Corporation Law, a corporation may not make distributions to its shareholders if, after giving effect to the distribution, (i) the corporation would not be able to pay its debts as they become due in the usual course of business; or (ii) the corporation’s total assets would be less than the sum of its total liabilities. No assurance can be given that a court will not later determine that the distribution by Exelis of Vectrus common stock in the spin-off was unlawful. Each of these risks could adversely affect our business, financial condition, results of operations and cash flows.

Risks Relating to the Spin-off of Exelis from ITT Corporation

In 2011, ITT Corporation (“ITT”) completed a transaction resulting in the spin-off of Exelis and Xylem, Inc. (“Xylem”). After the spin-off, Exelis, ITT and Xylem operate independently of each other and none of the companies have any ownership interest in the other. In order to govern certain ongoing relationships between Exelis, ITT and Xylem following the spin-off and to provide mechanisms for an orderly transition, Exelis, ITT, and Xylem executed various agreements that govern the ongoing relationships between and among the three companies after the spin-off and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the spin-off. The executed agreements include the Distribution Agreement, Benefits and Compensation Matters Agreement, Tax Matters Agreement, several real estate matters agreements and Master Transition Services Agreement.

The Distribution Agreement provides for certain indemnifications and cross-indemnifications among Exelis, ITT and Xylem. The indemnifications address a variety of subjects, including indemnification by ITT of Exelis in respect of certain asserted and unasserted asbestos or silica liability claims. These indemnifications include claims relating to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to the distribution date, subject to limited exceptions with respect to certain employee claims. These indemnifications also include claims relating to the presence or alleged presence of asbestos or silica in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Exelis or Xylem buildings or facilities. The indemnifications are absolute and indefinite. The indemnification associated with pending and future asbestos and silica claims does not expire.

The Tax Matters Agreement governs the respective rights, responsibilities and obligations of Exelis, ITT and Xylem after the spin-off with respect to tax liabilities and benefits, tax attributes, tax contests and other tax sharing regarding U.S. Federal, state, local and foreign income taxes, other tax matters and related tax returns. Exelis has joint and several liability with ITT and Xylem to the IRS for the consolidated U.S. Federal income taxes of the ITT consolidated group relating to the taxable periods in which Exelis was part of that group. However, the Tax Matters Agreement specifies the portion, if any, of this liability for which Exelis bears responsibility, and ITT and Xylem agree to indemnify Exelis against any amounts for which Exelis is not responsible. Though valid as between the parties, the Tax Matters Agreement is not binding on the IRS.

The following are among the risks we face in connection with Exelis’ spin-off from ITT:

The ITT spin-off of Exelis may expose us to potential liabilities arising out of state and Federal fraudulent conveyance laws and legal distribution requirements.

Exelis spin-off from ITT could be challenged under various state and Federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that the ITT spin-off left Exelis, ITT and/or Xylem insolvent or with unreasonably small capital, or that Exelis, ITT and/or Xylem intended or believed it would incur debts beyond its ability to pay such debts as they mature and that ITT did not receive fair consideration or reasonably equivalent value in the ITT spin-off. If a court were to agree with such a plaintiff, then such court could void the ITT spin-off as a fraudulent transfer and could impose a number of different remedies, which could adversely affect our business, financial condition, results of operations and cash flows.

If we are required to indemnify ITT or Xylem in connection with the ITT spin-off of Exelis, we may need to divert cash to meet those obligations and our financial results could be negatively impacted.

Pursuant to the Distribution Agreement entered into in connection with the ITT spin-off and certain other agreements among Exelis, ITT and Xylem, ITT and Xylem agreed to indemnify Exelis from certain liabilities, and Exelis agreed to indemnify ITT and Xylem for certain liabilities as discussed further above. Indemnities that we may be required to provide ITT and Xylem may be significant and could negatively impact our business. Further, there can be no assurance that the indemnity from ITT and Xylem will be sufficient to protect us against the full amount of such liabilities, or that ITT and Xylem will be able to fully satisfy its indemnification obligations. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

We have no unresolved comments from the SEC.

ITEM 2.	PROPERTIES.

Our principal executive offices are located at owned facilities in Melbourne, Florida. As of July 3, 2015, we operated approximately 258 locations in the U.S., Canada, Europe, the Middle East, Central and South America, Africa and Asia, consisting of about 13 million square feet of manufacturing, administrative, research and development, warehousing, engineering and office space, of which we owned approximately 7 million square feet and leased approximately 6 million square feet. There are no material encumbrances on any of our owned facilities. Our leased facilities are, for the most part, occupied under leases for remaining terms ranging from one month to 11 years, a majority of which can be terminated or renewed at no longer than 5-year intervals at our option. As of July 3, 2015, we had major operations at the following locations:

RF Communications — Rochester, New York; Lynchburg, Virginia; Chelmsford, Massachusetts; Queensland, Australia; and Columbia, Maryland.

Government Communications Systems — Palm Bay, Melbourne and Malabar, Florida; Colorado Springs, Colorado; Chantilly, Virginia; Annapolis Junction and Seabrook, Maryland; and Washington, D.C.

Integrated Network Solutions — Houston, Texas; Herndon and Alexandria, Virginia; Macae, Rio de Janeiro, Brazil; Melbourne, Florida; Aberdeen, United Kingdom; Forrestfield, Australia; Singapore; Colorado Springs, Colorado; Calgary, Canada; and Bellevue, Nebraska.

Exelis — Clifton, New Jersey; Rochester, New York; Salt Lake City, Utah; Fort Wayne, Indiana; Roanoke and Herndon, Virginia; Van Nuys, California; Amityville, New York; Colorado Springs, Colorado; West Springfield, Massachusetts; and Panama City, Florida.

Corporate — Melbourne, Florida.

The following is a summary of the approximate floor space of our offices and facilities in productive use, by segment, at July 3, 2015:

Segment	Approximate Total Sq. Ft. Owned	Approximate Total Sq. Ft. Leased	Approximate Total Sq. Ft.
	(In millions)
RF Communications	1.2	0.6	1.8
Government Communications Systems	3.1	0.4	3.5
Integrated Network Solutions	0.2	0.7	0.9
Exelis	2.0	3.9	5.9
Corporate	0.4	0.3	0.7

Total	6.9	5.9	12.8

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

General.    From time to time, as a normal incident of the nature and kind of business in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at July 3, 2015 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Tax Audits.    Our tax filings are subject to audit by taxing authorities in jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or ultimately through legal proceedings. We believe we have adequately accrued for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different from the amounts recorded in our Consolidated Financial Statements. See Note 23: Income Taxes in the Notes for additional information regarding audits and examinations by taxing authorities of our tax filings.

U.S. Government Business.    As a U.S. Government contractor, we are engaged in supplying goods and services to the U.S. Government and its various agencies. We are therefore dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies. U.S. Government contracts typically involve long lead times for design and development, are subject to significant changes in contract scheduling and may be unilaterally modified or cancelled by the U.S. Government. Often these contracts call for successful design and production of complex and technologically advanced products or systems. We may participate in supplying goods and services to the U.S. Government as either a prime contractor or as a subcontractor to a prime contractor. Disputes may arise between the prime contractor and the U.S. Government or between the prime contractor and its subcontractors and may result in litigation or arbitration between the contracting parties.

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

Environmental.    We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some of these proceedings our liability is considered de minimis. We have received notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. While it is not feasible to predict the outcome of many of these environmental proceedings, in the opinion of our management, any payments we may be required to make as a result of environmental claims in existence at July 3, 2015 will not have a material adverse effect on our financial condition, results of operations or cash flows. Additional information regarding environmental matters is set forth in Note 1: Significant Accounting Policies in the Notes under the caption “Environmental Expenditures” and in Note 25: Legal Proceedings and Contingencies in the Notes, which information is incorporated herein by reference, and in “Item 1. Business — Environmental and Other Regulations” of this Report.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position held with us consistent with our new reporting structure for fiscal 2016, and principal occupation and employment during at least the past five years for each of our executive officers as of August 28, 2015, were as follows:

Name and Age	Position Currently Held and Past Business Experience
William M. Brown, 52	Chairman, President and Chief Executive Officer since April 2014. President and Chief Executive Officer from November 2011 to April 2014. Formerly with United Technologies Corporation (“UTC”), as Senior Vice President, Corporate Strategy and Development from April 2011 to October 2011; as President of UTC’s Fire & Security division from 2006 to 2011; and in U.S. and international roles at UTC’s Carrier Corporation from 2000 to 2006, including President of the Carrier Asia Pacific Operations; and as Director, Corporate Strategy and Business Development from 1997 to 2000. Before joining UTC in 1997, Mr. Brown worked for McKinsey & Company as a senior engagement manager, and prior to that, at Air Products and Chemicals, Inc. as a project engineer.
Carl D. D’Alessandro, 52	President, Critical Networks since July 2015. Vice President and General Manager, Civil Programs, Government Communications Systems from June 2013 to July 2015. Vice President, Advanced Programs and Technology, Government Communications Systems from August 2010 to June 2013. Vice President, Technology and Government Communications Systems Growth Programs from July 2008 to August 2010. Mr. D’Alessandro joined Harris in 1984.
Robert L. Duffy, 48	Senior Vice President, Human Resources and Administration since July 2012. Formerly with UTC, as Vice President, Human Resources for UTC’s Sikorsky aircraft operation from 2010 to 2011; and in similar roles within UTC’s Fire & Security, Carrier, Hamilton Sundstrand and Pratt & Whitney operations from 1998 to 2009. Before joining UTC in 1998, Mr. Duffy held human resource management positions with Royal Dutch Shell and James River Corporation.
Sheldon J. Fox, 56	Senior Vice President, Integration and Engineering since July 2015. Group President, Government Communications Systems from June 2010 to July 2015. President, National Intelligence Programs, Government Communications Systems from December 2007 to May 2010. President, Defense Programs, Government Communications Systems from May 2007 to December 2007. Vice President and General Manager, Department of Defense Programs, Government Communications Systems Division from July 2006 to April 2007. Vice President of Programs, Department of Defense Communications Systems, Government Communications Systems Division from July 2005 to June 2006. Mr. Fox joined Harris in 1984.
William H. Gattle, 54	President, Space and Intelligence Systems since July 2015. Vice President and General Manager, National Intelligence Programs, Government Communications Systems from June 2013 to July 2015. Vice President, Aerospace Systems, Government Communications Systems from June 2012 to June 2013. Vice President, Space Communication Systems, Government Communications Systems from January 2009 to June 2012. Mr. Gattle joined Harris in 1987.
Miguel A. Lopez, 56	Senior Vice President and Chief Financial Officer since February 2014. Formerly with Aricent Group, as Chief Financial Officer from October 2011 to November 2013; with Cisco Systems, as Vice President of Finance and Operations from 2007 to 2011; with Tyco International, as Vice President, Business Development of the Fire and Security division from 2005 to 2007 and as Chief Financial Officer for ADT Security Systems North America from 2003 to 2004. Mr. Lopez began his career as an auditor at KPMG, and thereafter was at IBM, where he was Chief Financial Officer for IBM Brazil and for Latin America Personal Computers, managed Latin America merger and acquisition activity and held various other positions related to pricing and channel strategy, financial planning and analysis, credit and treasury.

Name and Age	Position Currently Held and Past Business Experience
Dana A. Mehnert, 53	Senior Vice President, Chief Global Business Development Officer since July 2015. Group President, RF Communications from May 2009 to July 2015. President, RF Communications from July 2006 to May 2009. Vice President and General Manager —Government Products Business, RF Communications from July 2005 to July 2006. Vice President and General Manager — Business Development and Operations, RF Communications from January 2005 to July 2005. Vice President — Defense Operations, RF Communications from January 2004 to January 2005. Vice President — International Operations, RF Communications from November 2001 to January 2004. Vice President/Managing Director — International Government Sales Operations for Harris’ regional sales organization from September 1999 to November 2001. Vice President — Marketing and International Sales, RF Communications from August 1997 to September 1999. Vice President — Worldwide Marketing, RF Communications from July 1996 to July 1997. Vice President — International Sales, RF Communications from November 1995 to June 1996. Mr. Mehnert joined Harris in 1984.
Scott T. Mikuen, 53	Senior Vice President, General Counsel and Secretary since February 2013. Vice President, General Counsel and Secretary from October 2010 to February 2013. Vice President, Associate General Counsel and Secretary from October 2004 to October 2010. Vice President — Counsel, Corporate and Commercial Operations and Assistant Secretary from November 2000 to October 2004. Mr. Mikuen joined Harris in 1996 as Finance Counsel.
Todd A. Taylor, 42	Vice President, Principal Accounting Officer since May 2015. Vice President from April 2015 to May 2015. Formerly with Molex, Inc., as Vice President, Chief Accounting Officer and Corporate Controller from June 2008 to April 2015, Director of Finance and Corporate Controller from September 2010 to September 2012 and as Director of Accounting from June 2008 to September 2010; with PricewaterhouseCoopers, as Internal Audit Advisory Director from March 2003 to June 2008; and with Wells Fargo, as Internal Controls Manager from September 1999 to February 2003. Mr. Taylor began his career in public accounting with RSM McGladrey in 1996.
Christopher D. Young, 55	President, Communication Systems since July 2015. Previously with Exelis (formerly known as ITT Defense and Information Solutions) as President, Geospatial Systems and Executive Vice President, Exelis from October 2011 to July 2015 and President and General Manager of ITT Space Systems Division from April 2006 to October 2011. Mr. Young first joined ITT Defense and Information Solutions in 1982 where he assumed positions of increasing responsibility.
Edward J. Zoiss, 50	President, Electronic Systems since July 2015. Vice President and General Manager, Defense Programs, Government Communications Systems from June 2013 to July 2015. Vice President, C4ISR Electronics, Government Communications Systems from June 2012 to June 2013; Vice President, Advanced Programs and Technology, Government Communications Systems from July 2010 to June 2012. Mr. Zoiss joined Harris in 1995.

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

Market Information and Price Range of Common Stock

Our common stock, par value $1.00 per share, is listed and traded on the NYSE, under the ticker symbol “HRS.” According to the records of our transfer agent, as of August 28, 2015, there were approximately 15,245 holders of record of our common stock. The high and low sales prices of our common stock as reported in the NYSE consolidated transaction reporting system and the cash dividends paid on our common stock for each quarterly period in our last two fiscal years are reported below:

	High	Low	Cash Dividends
Fiscal 2015
First Quarter	$76.50	$66.85	$0.47
Second Quarter	$74.27	$60.78	0.47
Third Quarter	$79.52	$66.15	0.47
Fourth Quarter	$82.79	$76.35	0.47

			$1.88

	High	Low	Cash Dividends
Fiscal 2014
First Quarter	$59.75	$48.75	$0.42
Second Quarter	$70.73	$57.21	0.42
Third Quarter	$75.33	$66.34	0.42
Fourth Quarter	$79.32	$68.63	0.42

			$1.68

On August 28, 2015, the last sale price of our common stock as reported in the NYSE consolidated transaction reporting system was $77.54 per share.

Dividends

The cash dividends paid on our common stock for each quarterly period in our last two fiscal years are set forth in the tables above. On August 28, 2015, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.47 per share to $.50 per share, for an annualized cash dividend rate of $2.00 per share, which was our fourteenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $1.88 per share in fiscal 2015, $1.68 per share in fiscal 2014 and $1.48 per share in fiscal 2013. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that comparable quarterly cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of quarterly cash dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.

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

The performance graph and table below compare the 5-year cumulative total shareholder return of our common stock with the comparable 5-year cumulative total returns of the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the Standard & Poor’s 500 Aerospace & Defense Index (“S&P 500 Aerospace & Defense”). The figures in the performance graph and table below assume an initial investment of $100 at the close of business on July 2, 2010 in Harris common stock, the S&P 500 and the S&P 500 Aerospace & Defense and the reinvestment of all dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG

HARRIS, S&P 500 AND S&P 500 AEROSPACE & DEFENSE

Sales of Unregistered Securities

During fiscal 2015, we did not issue or sell any unregistered securities.

Issuer Purchases of Equity Securities

During fiscal 2015, we repurchased 2,136,362 shares of our common stock under our repurchase program at an average price per share of $70.19, excluding commissions. During fiscal 2014, we repurchased 4,560,802 shares of our common stock under our repurchase programs at an average price per share of $65.76, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended July 3, 2015:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(April 4, 2015-May 1, 2015)
Repurchase Program (1)	—	—	—	$683,544,295
Employee Transactions (2)	—	—	—	—
Month No. 2
(May 2, 2015-May 29, 2015)
Repurchase Program (1)	—	—	—	$683,544,295
Employee Transactions (2)	—	—	—	—
Month No. 3
(May 30, 2015-July 3, 2015)
Repurchase Program (1)	—	—	—	$683,544,295
Employee Transactions (2)	7,937	$79.22	—	—
Total	7,937	$79.22	—	$683,544,295

*	Periods represent our fiscal months.

(1)	On August 26, 2013, we announced that on August 23, 2013, our Board of Directors approved a new share repurchase program (our “2013 Repurchase Program”) authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. As of July 3, 2015, $683,544,295 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our 2013 Repurchase Program, which does not have a stated expiration date. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

(2)	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance shares or restricted shares that vested during the quarter and of recipients of special one-time awards of immediately vested shares of our common stock during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is included in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plan Information” of this Report. See Note 15: Stock Options and Other Share-Based Compensation in the Notes for a general description of our share-based incentive plans.

ITEM 6.	SELECTED FINANCIAL DATA.

The following table summarizes our selected historical financial information for each of the last five fiscal years. Amounts pertaining to our results of operations are presented on a continuing operations basis. See Note 3: Discontinued Operations in the Notes for information regarding discontinued operations. The selected financial information shown below has been derived from our audited Consolidated Financial Statements, which for data presented for fiscal 2015 and 2014 are included elsewhere in this Report. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes, included elsewhere in this Report.

	Fiscal Years Ended
	2015 (1)	2014	2013 (2)	2012 (3)	2011 (4)
	(In millions, except per share amounts)
Results of Operations:
Revenue from product sales and services	$5,083	$5,012	$5,112	$5,451	$5,418
Cost of product sales and services	3,362	3,310	3,385	3,569	3,533
Interest expense	130	94	109	113	90
Income from continuing operations before income taxes	477	795	665	842	906
Income taxes	143	256	203	286	307
Income from continuing operations	334	539	462	556	599
Discontinued operations, net of income taxes	—	(5)	(353)	(528)	(12)
Net income	334	534	109	28	587
Noncontrolling interests, net of income taxes	—	1	4	3	1
Net income attributable to Harris Corporation	334	535	113	31	588
Average shares outstanding (diluted)	106.8	107.3	111.2	114.8	126.3
Per Share Data (Diluted) Attributable to Harris Corporation Common Shareholders:
Income from continuing operations	$3.11	$5.00	$4.16	$4.80	$4.69
Loss from discontinued operations, net of income taxes	—	(0.05)	(3.15)	(4.54)	(0.09)
Net income	3.11	4.95	1.01	0.26	4.60
Cash dividends	1.88	1.68	1.48	1.22	1.00
Financial Position at Fiscal Year-End:
Net working capital	$1,253	$877	$651	$1,186	$786
Net property, plant and equipment	1,165	728	653	659	873
Long-term debt (5)	5,053	1,564	1,564	1,867	1,869
Total assets (5)	13,129	4,919	4,845	5,576	6,154
Equity	3,402	1,825	1,561	1,946	2,512
Book value per share	27.51	17.30	14.60	17.35	20.40

(1)	Results for fiscal 2015 included results of Exelis following the close of the acquisition on May 29, 2015 and a $217 million after-tax ($2.03 per diluted share) charge for transaction, financing, integration, restructuring and other costs, primarily related to our acquisition of Exelis.

(2)	Results for fiscal 2013 included an $83 million after-tax ($.74 per diluted share) charge, net of government cost reimbursement, for Company-wide restructuring and other actions, including prepayment of long-term debt, asset impairments, a write-off of capitalized software, facility consolidation, workforce reductions and other associated costs.

(3)	Results for fiscal 2012 included a $46 million after-tax ($.40 per diluted share) charge for integration and other costs in our Integrated Network Solutions segment associated with our acquisitions of CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”), Schlumberger group’s Global Connectivity Services business (“Schlumberger GCS”) and Carefx.

(4)	Results for fiscal 2011 included a $37 million after-tax ($.29 per diluted share) charge for integration and other costs in our Integrated Network Solutions segment associated with our acquisitions of CapRock, Schlumberger GCS, the terrestrial network infrastructure assets of the government business of Core180, Inc. and Carefx.

(5)	Reflects reclassification of unamortized debt issuance costs and discounts from the “Other non-current assets” line in our Consolidated Balance Sheet to contra-debt, thereby reducing the amounts reported as “Long-term debt” and Total assets in this table. This was based on our adoption, in the fourth quarter of fiscal 2015, of an accounting standard issued by the Financial Accounting Standards Board (“FASB”) that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability. See Note 2: Accounting Changes or Recent Accounting Pronouncements in the Notes for additional information.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

The following is a list of the sections of this MD&A, together with our perspective on their contents, which we hope will assist in reading these pages:

•

Business Considerations — a general description of our business; the value drivers of our business; fiscal 2015 results of operations and liquidity and capital resources key indicators; and industry-wide opportunities, challenges and risks that are relevant to us in the defense, government and commercial markets. In this section of this MD&A, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders.

•

Operations Review — an analysis of our consolidated results of operations and of the results in each of our four business segments, to the extent the segment operating results are helpful to an understanding of our business as a whole, for the three years presented in our financial statements. In this section of this MD&A, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders.

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

BUSINESS CONSIDERATIONS

General

We generate revenue, income and cash flows by developing, manufacturing or providing, and selling advanced, technology-based solutions that serve government and commercial customers’ mission-critical challenges. As of the end of fiscal 2015, we had approximately 22,300 employees — including approximately 9,200 engineers and scientists — supporting customers in more than 125 countries. We sell directly to our customers, the largest of which are U.S. Government customers and their prime contractors, and we utilize agents and intermediaries to sell and market some products and services, especially in international markets.

We structure our operations primarily around the products and services we sell and the markets we serve, and for fiscal 2015, we reported the financial results of our continuing operations in the following four business segments:

•	RF Communications, serving (i) U.S. Department of Defense and International Tactical Communications (“Tactical Communications”) and (ii) Public Safety and Professional Communications markets;
•	Government Communications Systems, serving (i) Civil, (ii) National Intelligence and (iii) Defense markets;
•

Integrated Network Solutions, serving (i) IT Services and (ii) Managed Satellite and Terrestrial Communications Solutions (through our Harris CapRock Communications business) markets, and which also served the Commercial Healthcare Solutions market until July 1, 2015, when we completed the divestiture of HCS; and

•

Exelis, which segment results from our acquisition of Exelis on May 29, 2015, providing positioning and navigation, sensors, air traffic management solutions, image processing and distribution communications and information systems.

In fiscal 2015, in connection with the Exelis acquisition, we recorded $281 million of charges at our corporate headquarters, consisting of financing, restructuring, integration, transaction and other costs as follows:

•

$146 million of financing costs, primarily consisting of $118 million of charges associated with our optional redemption on May 27, 2015 of our 5.95% Notes due December 1, 2017 and 6.375% Notes due June 15, 2019 (see Note 21: Non-operating income (loss) in the Notes for additional information) and $18 million of debt issuance costs recognized related to financing commitments for a senior unsecured bridge loan facility (see Note 18: Interest Expense in the Notes for additional information);

•	$65 million of restructuring costs (see “Restructuring Costs” section in Note 1: Significant Accounting Policies in the Notes for additional information);
•	$34 million of integration costs, recognized as incurred;
•	$23 million of transaction costs, recognized as incurred; and
•

$13 million of other costs, including impairments of capitalized software (see “Long-Lived Assets, Including Finite-Lived Intangible Assets” section in Note 1: Significant Accounting Policies in the Notes for additional information).

All of the costs above were recorded in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income, except for the $146 million of financing costs.

For additional information about our acquisition of Exelis and our divestiture of HCS, see “Item 1. Business-Recent Acquisitions and Divestitures” of this Report and Note 1: Significant Accounting Policies and Note 4: Business Combinations in the Notes.

On July 1, 2015, we announced that effective for fiscal 2016 (which began July 4, 2015), our segment reporting would be adjusted to reflect our new organizational structure. Our segment reporting for fiscal 2016 will consist of the following four business segments: (1) Communication Systems, serving markets in tactical and airborne radios, night vision technology, and defense and public safety networks; (2) Critical Networks, providing managed services supporting air traffic management, energy and maritime communications, and ground network operation and sustainment, as well as high-value IT and engineering services; (3) Electronic Systems, offering an extensive portfolio of solutions in electronic warfare, avionics, wireless technology, C4I, undersea systems and aerostructures; and (4) Space and Intelligence Systems, providing complete earth observation, weather, geospatial, space protection, and intelligence solutions from advanced sensors and payloads, as well as ground processing and information analytics. These adjustments to our segment reporting take effect in fiscal 2016 and therefore do not affect the historical results, discussion or presentation of our business segments as set forth in this Annual Report on Form 10-K. We will begin to report our financial results consistent with this new segment reporting structure beginning with the first quarter of fiscal 2016.

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

Value Drivers of Our Business

We remain focused on our two core value drivers — excellence and innovation — and following our acquisition of Exelis, we are focused on a third value driver — successfully integrating Exelis to maximize the benefits of the transformative acquisition.

Our Company-wide commitment to excellence is embodied in our Harris Business Excellence (“HBX”) program, which provides the framework and tools that empower every employee to drive continuous improvement in business performance and customer satisfaction. HBX incorporates standardized, industry-proven processes and tools based on the principles of Lean and Six Sigma. Since implementation, we have made significant strides in customer satisfaction, productivity and asset velocity through our efforts to optimize processes, eliminate waste, reduce costs and enhance quality across our Company, including in manufacturing, field operations, direct and indirect material sourcing and other supply chain areas, overhead functions and working capital initiatives. One method we use to drive continuous improvement is “value engineering” — continuously evaluating new materials, processes and technologies to insert into products already in production, helping to reduce costs and improve both quality and customer satisfaction.

Innovation is at the core of our success, and research and development (“R&D”) investment represents the foundation for innovation. Our R&D investments are focused on leveraging our existing technology portfolio to introduce new solutions or expand customer-centric features and functions on existing solutions. Innovation also leads to natural extensions of our core capabilities for capturing new opportunities in adjacent markets. Innovation provides differentiation and a key competitive advantage for us.

We have adopted a portfolio management approach to optimize investment at the Company level rather than the business unit level and ensure our investment in R&D is cost-effective and supports innovation across the entire Company. We have introduced standardized processes and common metrics to track progress and gauge success, and we have established Core Technology Centers to more fully leverage R&D investment across our Company.

Innovation at Harris also includes introducing new business models to the marketplace to provide our customers with innovative solutions at lower costs. For example, in the tactical communications market, we provide a “commercial off-the-shelf” approach that entails investing our own R&D funds to provide new mission-critical communications at a much faster pace and lower cost compared to the lengthy development cycle of the traditional program-of-record approach. We also partnered with the FAA to provide a fully-managed service for the FAA FTI network that provides mission-critical network capabilities to connect controllers and pilots and is deployed at approximately 4,500 FAA sites across the U.S., resulting in significantly higher bandwidth and uptime at half the cost of the traditional approach. We also are at the forefront of a unique piggyback approach of using commercially-hosted satellite payloads to provide multiple missions on satellites, speeding time-to-mission and lowering costs compared to the traditional model of building and launching separate exquisite satellites for each mission requirement.

Our commitment to excellence and innovation carries through to our acquisition of Exelis and the integration process. Our goal is to maximize the benefits of the acquisition, which is transformative for Harris, creating significantly greater scale and bringing together two engineering-driven companies and workforces with similar cultures that value technology leadership. Together, the two companies’ complementary technologies and capabilities strengthen core franchises and provide new opportunities for innovation to solve our customers’ most complex challenges.

The integration process represents a significant opportunity to achieve synergy savings, and we already have consolidated headquarters and announced plans to consolidate tactical radio facilities. We also are combining Harris’ and Exelis’ top talent and technology in a market-focused reorganization, effective for fiscal 2016, that will align with our strategic growth platforms and will help improve our competitive position, increase operational efficiency, and capture synergies, while we continue to bring innovative and affordable solutions to our customers. The Exelis acquisition also provides a unique opportunity for portfolio shaping actions, and following our divestiture of HCS late in fiscal 2015, we will continue to evaluate what businesses are strategic and what businesses are better served under a different owner.

At the same time as our integration efforts focus on driving greater cost and operational efficiencies and returning to revenue growth, we will maintain our focus on continuing to execute against our strategic priorities and other things that we can control — including satisfying our customers, driving operational excellence, and improving cash flow and optimizing capital deployment.

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

Fiscal 2015 Results of Operations Key Indicators:    Income from continuing operations, income from continuing operations per diluted common share, revenue, and income from continuing operations as a percentage of revenue represent key measurements of our value drivers:

•

Income from continuing operations decreased 38.1 percent to $334 million in fiscal 2015 from $540 million in fiscal 2014, primarily due to $217 million of after-tax charges for transaction, financing, integration and other costs, primarily related to our acquisition of Exelis;

•

Income from continuing operations per diluted common share decreased 37.8 percent to $3.11 in fiscal 2015 from $5.00 in fiscal 2014, primarily due to $217 million of after-tax ($2.03 per diluted share) charges for transaction, financing, integration and other costs, primarily related to our acquisition of Exelis;

•	Revenue increased 1.4 percent to $5.1 billion in fiscal 2015 from $5.0 billion in fiscal 2014, benefiting from our acquisition of Exelis; and
•

Income from continuing operations as a percentage of revenue decreased to 6.6 percent in fiscal 2015 from 10.8 percent in fiscal 2014, primarily due to the charges related to our acquisition of Exelis.

Refer to MD&A heading “Operations Review” below in this Report for more information.

Liquidity and Capital Resources Key Indicators:     Net cash provided by operating activities, return on invested capital, return on average equity and our consolidated total indebtedness to total capital ratio also represent key measurements of our value drivers:

•	Net cash provided by operating activities increased to $854 million in fiscal 2015 from $849 million in fiscal 2014;
•

Return on invested capital (defined as after-tax operating income from continuing operations divided by the two-point average of invested capital at the beginning and end of the fiscal year, where invested capital equals equity plus debt, less cash and cash equivalents) decreased to 9.0 percent in fiscal 2015 from 20.4 percent in fiscal 2014, primarily due to the decrease in the numerator from charges related to our acquisition of Exelis and the increase in the denominator from the related new debt and equity issued late in fiscal 2015;

•

Return on average equity (defined as income from continuing operations divided by the two-point average of equity at the beginning and end of the fiscal year) decreased to 12.8 percent in fiscal 2015 from 31.9 percent in fiscal 2014, primarily due to the decrease in the numerator from charges related to our acquisition of Exelis and the increase in the denominator from the related new equity issued late in fiscal 2015; and

•

Additionally, our consolidated total indebtedness to total capital ratio at July 3, 2015 was 60 percent, below our current 67.5 percent covenant limitation under our senior unsecured revolving credit facility.

Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” below in this Report for more information on net cash provided by operating activities.

Industry-Wide Opportunities, Challenges and Risks

Department of Defense and Other U.S. Federal Markets:    U.S. Government budgets remained constrained in fiscal 2015, and we anticipate a similarly constrained spending environment in fiscal 2016. Contributing to the slow spending environment and similar to U.S. Government Fiscal Year (“GFY”) 2015, Congress has yet to pass the GFY 2016 appropriations bills. This means specific budget allocations by program have not been finalized, and if not passed by October 1, 2015, we expect the U.S. Government will operate under a continuing resolution.

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

For GFYs 2016 through 2021, however, the Bipartisan Budget Act of 2013 retained the previous budget caps and across-the-board spending reduction methodology as provided under the Budget Control Act of 2011. Absent any new legislation modifying the sequester caps, GFY16 will return to full sequestration, and there remains uncertainty regarding how sequester cuts would be applied in GFY 2016 and beyond. Even under full sequestration, though, the national defense spending cap would be approximately $523 billion for GFY 2016, which is higher than the cap for GFY 2015. Alternatively, under the President’s budget request dated February 2015, which ignores spending caps, national defense spending for GFY 2016 would also be higher at approximately $534 billion.

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

State and Local:    We also provide products to state and local government agencies that are committed to protecting our homeland and public safety. The public safety market was highly competitive and relatively weak during fiscal 2015 after having concluded an upgrade cycle primarily related to the Federal Communications Commission’s narrow-banding mandate that drove higher-than-average market demand. Future market opportunities include upgrading aging analog infrastructure to new digital standards, as well as opportunities associated with next-generation LTE solutions for high data-rate applications, an emerging market in the early stages of development.

International:    We believe there is continuing international demand from military and government customers for tactical radios, public safety communications, electronic warfare equipment, air traffic management, electronic attack and release systems, ISR, as well as for turnkey managed satellite communications solutions for government, energy and maritime markets. We believe we can leverage our domain expertise and proven technology provided in the U.S. to further expand our international business.

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

OPERATIONS REVIEW

Consolidated Results of Operations

	Fiscal Years Ended
	2015	2014	2015/2014 Percent Increase/ (Decrease)	2013	2014/2013 Percent Increase/ (Decrease)
	(Dollars in millions, except per share amounts)
Revenue:
RF Communications	$1,775	$1,828	(2.9)%	$1,849	(1.1)%
Government Communications Systems	1,855	1,801	3.0%	1,784	1.0%
Integrated Network Solutions	1,253	1,463	(14.4)%	1,576	(7.2)%
Exelis	279	—	*	—	*
Corporate eliminations	(79)	(80)	(1.3)%	(97)	(17.5)%

Total revenue	5,083	5,012	1.4%	5,112	(2.0)%
Cost of product sales and services:
Cost of product sales	(1,969)	(1,857)	6.0%	(1,919)	(3.2)%
% of revenue from product sales	59.5%	58.2%		59.9%
Cost of services	(1,393)	(1,453)	(4.1)%	(1,466)	(0.9)%
% of revenue from services	78.6%	79.7%		76.8%

Total cost of product sales and services	(3,362)	(3,310)	1.6%	(3,385)	(2.2)%
% of total revenue	66.1%	66.0%		66.2%

Gross margin	1,721	1,702	1.1%	1,727	(1.4)%
% of total revenue	33.9%	34.0%		33.8%

Engineering, selling and administrative expenses	(1,008)	(820)	22.9%	(914)	(10.3)%
% of total revenue	19.8%	16.4%		17.9%

Non-operating income (loss)	(108)	4	*	(41)	*
Net interest expense	(128)	(91)	40.7%	(107)	(15.0)%

Income from continuing operations before income taxes	477	795	(40.0)%	665	19.5%
Income taxes	(143)	(256)	(44.1)%	(203)	26.1%
Effective tax rate	30.0%	32.2%		30.5%

Income from continuing operations	334	539	(38.0)%	462	16.7%
Noncontrolling interests, net of income taxes	—	1	(100.0)%	4	(75.0)%

Income from continuing operations attributable to
Harris Corporation common shareholders	334	540	(38.1)%	466	15.9%
% of total revenue	6.6%	10.8%		9.1%

Discontinued operations, net of income taxes	—	(5)	(100.0)%	(353)	(98.6)%

Net income attributable to Harris Corporation common shareholders	$334	$535	(37.6)%	$113	373.5%

Income from continuing operations per diluted common share attributable to Harris Corporation common shareholders	$3.11	$5.00	(37.8)%	$4.16	20.2%

*	Not meaningful

Revenue

Fiscal 2015 Compared With Fiscal 2014:    The increase in revenue in fiscal 2015 compared with fiscal 2014 was primarily due to our acquisition of Exelis in the fourth quarter of fiscal 2015, partially offset by lower revenue in our Integrated Network Solutions segment. Revenue in our Government Communications Systems segment was modestly higher and mostly offset by lower revenue in our RF Communications segment. The $210 million decrease in revenue in our Integrated Network Solutions segment was primarily due to lower revenue from U.S. Government customers, primarily on the Navy/Marine Corps Intranet (“NMCI”) and U.S. Air Force Network Centric Solutions programs.

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

Gross Margin Percentage

Fiscal 2015 Compared With Fiscal 2014:    Gross margin as a percentage of revenue (“gross margin percentage”) in fiscal 2015 was essentially unchanged as improvement in gross margin percentage in our Government Communications Systems segment was offset primarily by a decrease in gross margin percentage in our Integrated Network Solutions segment.

Fiscal 2014 Compared With Fiscal 2013:    Gross margin percentage in fiscal 2014 was essentially unchanged from fiscal 2013 and primarily reflects a 1.0 percentage point increase in gross margin percentage in our Government Communications Systems segment resulting from good program execution, partially offset by a 0.7 percentage point decrease in gross margin percentage in our RF Communications segment resulting from weakness at Public Safety and Professional Communications.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

Fiscal 2015 Compared With Fiscal 2014:    The increase in engineering, selling and administrative (“ESA”) expenses and ESA expenses as a percentage of revenue (“ESA percentage”) in fiscal 2015 compared with fiscal 2014 was primarily due to ESA expenses in our new Exelis segment and charges for integration, restructuring and other costs associated with our acquisition of Exelis.

Overall Company-sponsored research and development costs were $277 million in fiscal 2015 compared with $264 million in fiscal 2014.

Fiscal 2014 Compared With Fiscal 2013:    The decrease in ESA expenses and ESA percentage in fiscal 2014 compared with fiscal 2013 was primarily due to $75 million of charges recorded in the fourth quarter of fiscal 2013 for Company-wide restructuring and other actions and the benefit in fiscal 2014 from prior-year restructuring actions, and an out-of-period adjustment in the third quarter of fiscal 2014 related to our post-employment benefit plan that reduced general and administrative expenses, partially offset by higher research and development expenses.

Overall Company-sponsored research and development costs were $264 million in fiscal 2014 compared with $254 million in fiscal 2013 (including an $18 million write-off of capitalized software in our Integrated Network Solutions segment due to a change in accounting estimate).

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Non-Operating Income (Loss)

Fiscal 2015 Compared With Fiscal 2014:    Non-operating loss in fiscal 2015 was primarily due to $118 million of charges associated with our optional redemption on May 27, 2015 of the entire outstanding $400 million principal amount of our 5.95% Notes due December 1, 2017 and the entire outstanding $350 million principal amount of our 6.375% Notes due June 15, 2019, including a total of $5 million of unamortized debt issuance costs and discounts related to these notes that were written off in connection with our redemption of the notes. These charges were partially offset by a pre-tax gain of $9 million related to our divestiture of HCS in the fourth quarter of fiscal 2015. Non-operating income in fiscal 2014 was due to net income related to intellectual property matters.

Fiscal 2014 Compared With Fiscal 2013:    Non-operating income in fiscal 2014 was due to net income related to intellectual property matters. Non-operating loss in fiscal 2013 was primarily due to a $33 million charge associated with our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015, an $11 million impairment of a cost-method investment and a $6 million impairment of an investment in a joint venture, partially offset by a $9 million gain on the sale of securities available-for-sale.

See Note 21: Non-Operating Income (Loss) in the Notes for further information.

Net Interest Expense

Fiscal 2015 Compared With Fiscal 2014:    Our net interest expense increased in fiscal 2015 compared with fiscal 2014 primarily due to higher overall debt levels as a result of our issuance of $2.4 billion of new debt securities and our borrowing of $1.3 billion under a new term loan agreement to finance our acquisition of Exelis. Net interest expense in fiscal 2015 also included $18 million of debt issuance costs related to financing commitments for a senior unsecured bridge loan facility in connection with our acquisition of Exelis and $3 million of interest expense on debt securities issued by Exelis that remained outstanding.

Fiscal 2014 Compared With Fiscal 2013:    Our net interest expense decreased in fiscal 2014 compared with fiscal 2013 primarily due to lower debt levels as a result of our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015.

See Note 18: Interest Expense in the Notes for further information.

Income Taxes

Fiscal 2015 Compared With Fiscal 2014:    In fiscal 2015, our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) benefited from foreign tax credits resulting from a dividend paid by a foreign subsidiary, finalizing issues with various foreign and domestic tax authorities for amounts lower than estimates previously recorded, additional deductions (primarily related to manufacturing) and additional research credits claimed on our fiscal 2014 tax return compared with our recorded estimates at the end of fiscal 2014. These benefits were partially offset in the fourth quarter by the tax cost of repatriating offshore funds, the impact of non-deductible goodwill on our divestiture of HCS and the non-deductibility of some acquisition-related costs. In fiscal 2014, our effective tax rate benefited from additional deductions (primarily related to manufacturing) and additional research credits claimed on our fiscal 2013 tax return compared with our recorded estimates at the end of fiscal 2013, the settlement of a state tax audit and additional permanent deductions based on recent tax litigation unrelated to us.

Fiscal 2014 Compared With Fiscal 2013:    The major discrete items from which our fiscal 2014 effective tax rate benefited are those noted for fiscal 2014 in the discussion above regarding fiscal 2015 compared with fiscal 2014. In fiscal 2013, legislation was enacted that restored the U.S. Federal income tax credit for qualifying research and development expenses. This resulted in a benefit of approximately $8 million (approximately 1.3 percent of income from continuing operations before income taxes) in calculating our effective tax rate. In fiscal 2013, our effective tax rate also benefited from additional deductions (primarily related to manufacturing) claimed on our fiscal 2012 tax return compared with our recorded estimates at the end of fiscal 2012, favorable tax settlements, tax elections resulting in the deductibility of certain expenses, a reduction in estimated non-U.S. tax liabilities, a reduction in state taxes due to changes in certain state tax laws and confirmation of the availability of certain acquired tax attributes due to audit resolution.

See Note 23: Income Taxes in the Notes for further information.

Discontinued Operations, Net of Income Taxes

Fiscal 2015 Compared With Fiscal 2014:    We did not have discontinued operations in fiscal 2015. Discontinued operations in fiscal 2014 are addressed in the discussion below regarding fiscal 2014 compared with fiscal 2013.

Fiscal 2014 Compared With Fiscal 2013:    Discontinued operations in fiscal 2014 consisted of a $7 million after-tax increase in the loss on sale of Broadcast Communications from miscellaneous adjustments for contingencies related to the disposition, partially offset by a $2 million after-tax gain on sale of the remaining assets of CIS. Discontinued operations in fiscal 2013 included a loss of $33 million ($32 million after-tax) on the sale of Broadcast Communications in the third quarter of fiscal 2013, as well as non-cash impairment charges totaling $314 million ($297 million after-tax) recorded during the first two quarters of fiscal 2013 related to Broadcast Communications based on indicators of value, including financial performance, market conditions, indications of value from interested parties and our entering into a definitive Asset Sale Agreement relating to the sale of Broadcast Communications. Additionally, based on market indications during fiscal 2013, we recorded non-cash impairment charges totaling $16 million ($10 million after-tax) to write down assets of CIS to their estimated fair value, less estimated costs to sell.

See Note 3: Discontinued Operations in the Notes for further information.

Income From Continuing Operations Per Diluted Common Share Attributable to Harris Corporation Common Shareholders

Fiscal 2015 Compared With Fiscal 2014:    The decrease in income from continuing operations per diluted common share in fiscal 2015 compared with the fiscal 2014 was primarily due to the same reasons noted in the discussions above in this MD&A regarding fiscal 2015 compared with fiscal 2014 and by the increase in average common shares outstanding as a result of shares issued related to the acquisition of Exelis.

Fiscal 2014 Compared With Fiscal 2013:    The increase in income from continuing operations per diluted common share in fiscal 2014 compared with the fiscal 2013 was primarily due to the same reasons noted in the discussions above in this MD&A regarding fiscal 2014 compared with fiscal 2013 and by the reduction in average common shares outstanding as a result of shares repurchased.

See the “Common Stock Repurchases” discussion and the “Common Stock” paragraph of the “Capital Structure and Resources” discussion below in this MD&A for further information.

Discussion of Business Segment Results of Operations

RF Communications Segment

	2015	2014	2015/2014 Percent Increase/ (Decrease)	2013	2014/2013 Percent Increase/ (Decrease)
	(Dollars in millions)
Revenue	$1,775	$1,828	(2.9)%	$1,849	(1.1)%
Cost of product sales and services	(850)	(889)	(4.4)%	(886)	0.3%

Gross margin	925	939	(1.5)%	963	(2.5)%
% of revenue	52.1%	51.4%		52.1%

ESA expenses	(376)	(377)	(0.3)%	(386)	(2.3)%
% of revenue	21.2%	20.6%		20.9%

Segment operating income	$549	$562	(2.3)%	$577	(2.6)%

% of revenue	30.9%	30.7%		31.2%

Fiscal 2015 Compared With Fiscal 2014:    Segment revenue in fiscal 2015 included Tactical Communications revenue of $1.315 billion, a 1 percent increase from $1.307 billion in fiscal 2014; and Public Safety and Professional Communications revenue of $460 million, a 12 percent decrease from $521 million in fiscal 2014. The increase in Tactical Communications revenue was primarily due to higher revenue in international markets, mostly offset by lower revenue from DoD customers. The decrease in Public Safety and Professional Communications revenue was primarily due to continued market weakness.

The increase in segment gross margin percentage in fiscal 2015 compared with fiscal 2014 was primarily due to a more favorable mix of segment revenue within the RF Communications segment (a higher percentage of higher-margin Tactical Communications revenue compared with Public Safety and Professional Communications revenue) and retirement of risk on a large international program. The increase in segment ESA percentage in fiscal 2015 compared with fiscal 2014 was primarily due to the impact of lower revenue. The decrease in segment operating income and the slight increase in operating income as a percentage of revenue (“operating margin percentage”) in fiscal 2015 compared with fiscal 2014 reflected the items discussed above regarding this segment.

Segment orders were $1.65 billion for fiscal 2015, including $1.24 billion in Tactical Communications and $415 million in Public Safety and Professional Communications, compared with $1.63 billion for fiscal 2014, including $1.13 billion in Tactical Communications and $497 million in Public Safety and Professional Communications. Segment funded backlog was $987 million at the end of fiscal 2015, including $488 million in Tactical Communications and $499 million in Public Safety and Professional Communications, compared with $1.13 billion at the end of fiscal 2014, including $564 million in Tactical Communications and $570 million in Public Safety and Professional Communications.

The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 38 percent in fiscal 2015 and 46 percent in fiscal 2014.

Fiscal 2014 Compared With Fiscal 2013:    Segment revenue in fiscal 2014 included Tactical Communications revenue of $1,307 million, a 4 percent increase from $1,256 million in fiscal 2013; and Public Safety and Professional Communications revenue of $521 million, a 12 percent decrease from $593 million in fiscal 2013. The increase in Tactical Communications revenue was primarily due to higher revenue in international markets, mostly offset by lower revenue from DoD customers. The decrease in Public Safety and Professional Communications revenue was primarily due to continued market weakness.

The decrease in segment gross margin percentage in fiscal 2014 compared with fiscal 2013 was primarily due to weakness in Public Safety and Professional Communications and a $7 million benefit from the cumulative effect of a correction made in the fourth quarter of fiscal 2013 in the timing of cost recognition on tactical radio programs. The decrease in segment ESA percentage in fiscal 2014 compared with fiscal 2013 was primarily driven by a $9 million charge for restructuring actions in the fourth quarter of fiscal 2013 and an out-of-period adjustment in the third quarter of fiscal 2014 related to our post-employment benefit plan that reduced segment general and administrative expenses, partially offset by an 8 percent increase in spending on research and development and the impact of accruals in the first quarter of fiscal 2014 for legal matters related to a Public Safety and Professional Communications program. The decrease in segment operating income and operating margin percentage in fiscal 2014 compared with fiscal 2013 reflected the items discussed above regarding this segment.

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

Government Communications Systems Segment

	2015	2014	2015/2014 Percent Increase/ (Decrease)	2013	2014/2013 Percent Increase/ (Decrease)
	(Dollars in millions)
Revenue	$1,855	$1,801	3.0%	$1,784	1.0%
Cost of product sales and services	(1,346)	(1,321)	1.9%	(1,327)	(0.5)%

Gross margin	509	480	6.0%	457	5.0%
% of revenue	27.4%	26.7%		25.6%

ESA expenses	(217)	(203)	6.9%	(205)	(1.0)%
% of revenue	11.7%	11.3%		11.5%

Segment operating income	$292	$277	5.4%	$252	9.9%

% of revenue	15.7%	15.4%		14.1%

Fiscal 2015 Compared With Fiscal 2014:    The $54 million increase in segment revenue in fiscal 2015 compared with fiscal 2014 was primarily due to higher revenue from the FGCM program, the F-35 program and wireless products, partially offset by lower revenue from the SGSS program for NASA and the NOAA GOES-R Ground and Antenna Segment weather program.

The increase in segment gross margin percentage in fiscal 2015 compared with fiscal 2014 was primarily due to higher revenue, continued strong program performance and a more favorable mix of revenue. The increase in segment ESA expenses and ESA percentage in fiscal 2015 compared with fiscal 2014 was primarily driven by higher spending on research and development in fiscal 2015 and a favorable out-of-period adjustment related to our post-employment benefit plan in the third quarter of fiscal 2014, partially offset by the impact of higher revenue. The increases in segment operating income and operating margin percentage in fiscal 2015 compared with fiscal 2014 reflected the items discussed above regarding this segment.

Segment orders were $1.96 billion for fiscal 2015 and $1.78 billion for fiscal 2014. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 93 percent in both fiscal 2015 and 2014.

Fiscal 2014 Compared With Fiscal 2013:    The $17 million increase in segment revenue in fiscal 2014 compared with fiscal 2013 was primarily due to higher revenue from classified customers, the FAA NextGen DataComm program, the U.S. Army MET program, the F-35 program and the wireless products business, partially offset by lower revenue from the NOAA GOES-R Ground and Antenna Segment weather program.

The 1.1 percentage point increase in segment gross margin percentage in fiscal 2014 compared with fiscal 2013 was primarily due to continued strong program performance, including retirement of risk on certain space programs. The slight decrease in segment ESA percentage in fiscal 2014 compared with fiscal 2013 was primarily driven by an out-of-period adjustment in the third quarter of fiscal 2014 related to our post-employment benefit plan that reduced segment general and administrative expenses, as well as operational excellence improvements and the benefit of restructuring actions in fiscal 2013, partially offset by higher spending on research and development. The increases in segment operating income and operating margin percentage in fiscal 2014 compared with fiscal 2013 reflected the items discussed above regarding this segment.

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

Integrated Network Solutions Segment

	2015	2014	2015/2014 Percent Increase/ (Decrease)	2013	2014/2013 Percent Increase/ (Decrease)
	(Dollars in millions)
Revenue	$1,253	$1,463	(14.4)%	$1,576	(7.2)%
Cost of product sales and services	(1,039)	(1,180)	(11.9)%	(1,269)	(7.0)%

Gross margin	214	283	(24.4)%	307	(7.8)%
% of revenue	17.1%	19.3%		19.5%

ESA expenses	(172)	(167)	3.0%	(227)	(26.4)%
% of revenue	13.7%	11.4%		14.4%

Segment operating income	$42	$116	(63.8)%	$80	45.0%

% of revenue	3.4%	7.9%		5.1%

Fiscal 2015 Compared With Fiscal 2014:    The $210 million decrease in segment revenue in fiscal 2015 compared with fiscal 2014 was primarily due to lower revenue from U.S. Government customers (primarily on the NMCI and U.S. Air Force Network Centric Solutions programs), partially offset by higher revenue from the U.S. Department of Veteran Affairs Wi-Fi program.

The decrease in segment gross margin percentage in fiscal 2015 compared with fiscal 2014 was primarily due to lower revenue, including on the higher-margin NMCI program, as well as a $7 million charge to cost of product sales in the second quarter of fiscal 2015 for telecommunications-related taxes, representing an out-of-period adjustment for taxes in the period fiscal 2011 through fiscal 2014. The increase in segment ESA percentage in fiscal 2015 compared with fiscal 2014 was primarily due to a $19 million impairment charge recorded in the fourth quarter of fiscal 2015 related to an intangible asset associated with the NMCI program due to the loss of the contract and the inability to obtain replacement work on the successor program to the NMCI program (the Next Generation Enterprise Network program) and a favorable out-of-period adjustment in the third quarter of fiscal 2014 related to our post-employment benefit plan. These drivers of the increase to segment ESA percentage in fiscal 2015 compared with fiscal 2014 were partially offset by lower general and administrative expenses from the collection of a $16 million receivable in the second quarter of fiscal 2015, that was fully reserved as a bad debt and the reversal of the associated reserve, as well as operational excellence improvements and the benefit of cost-reduction actions. The decreases in segment operating income and operating margin percentage in fiscal 2015 compared with fiscal 2014 reflected the items discussed above regarding this segment.

Segment orders were $1.17 billion for fiscal 2015 compared with $1.53 billion for fiscal 2014. The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including the DoD and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 54 percent in fiscal 2015 and 60 percent in fiscal 2014.

On, July 1, 2015, we completed our divestiture of HCS.

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

Exelis Segment

2015
(Dollars in millions)
Revenue	$279
Cost of product sales and services	(206)

Gross margin	73
% of revenue	26.2%

ESA expenses	(36)
% of revenue	12.9%

Segment operating income	$37

% of revenue	13.3%

We acquired Exelis on May 29, 2015 and operated it as a single segment for the approximately one-month period through the end of fiscal 2015. Accordingly, the table above reflects the results of the Exelis segment for such period.

Unallocated Corporate Expense and Corporate Eliminations

	2015	2014	2015/2014 Percent Increase/ (Decrease)	2013	2014/2013 Percent Increase/ (Decrease)
	(Dollars in millions)
Unallocated corporate expense	$199	$60	231.7%	$88	(31.8)%
Corporate eliminations	8	13	(38.5)%	8	62.5%

Fiscal 2015 Compared With Fiscal 2014:    The increase in unallocated corporate expense in fiscal 2015 compared with fiscal 2014 was primarily due to $135 million of acquisition-related costs associated with the acquisition of Exelis, including transaction, integration, restructuring and other costs. The decrease in corporate eliminations in fiscal 2015 compared with fiscal 2014 was primarily due to lower intersegment eliminations for sales of products and services between our Integrated Network Solutions segment and our RF Communications and Government Communications Systems segments.

Fiscal 2014 Compared With Fiscal 2013:    The decrease in unallocated corporate expense in fiscal 2014 compared with fiscal 2013 was primarily due to a $21 million charge associated with Company-wide restructuring and other actions in the fourth quarter of fiscal 2013, and the benefit in fiscal 2014 from prior year restructuring actions. The increase in corporate eliminations in fiscal 2014 compared with fiscal 2013 was primarily due to higher intersegment eliminations for sales of services between our Integrated Network Solutions segment and our Government Communications Systems segment.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES

Cash Flows

	Fiscal Years Ended
	2015	2014	2013
	(Dollars in millions)
Net cash provided by operating activities	$854	$849	$833
Net cash used in investing activities	(3,284)	(162)	(20)
Net cash provided by (used in) financing activities	2,373	(448)	(840)
Effect of exchange rate changes on cash and cash equivalents	(23)	1	(8)

Net increase (decrease) in cash and cash equivalents	(80)	240	(35)
Cash and cash equivalents, beginning of year	561	321	356

Cash and cash equivalents, end of year	$481	$561	$321

Cash and cash equivalents:    Our Consolidated Statement of Cash Flows includes cash flows related to Broadcast Communications and CIS. However, other than proceeds related to the sale of Broadcast Communications and CIS and net additions of property, plant and equipment and capitalized software related to Broadcast Communications and CIS disclosed at “Net cash used in investing activities” below, the impact of cash flows related to Broadcast Communications and CIS to our consolidated cash flows was not material.

The $80 million decrease in cash and cash equivalents from fiscal 2014 to fiscal 2015 was primarily due to $3.186 billion used to acquire businesses, $198 million used to pay cash dividends, $166 million used to repurchase shares of our common stock, $141 million used for net additions of property, plant and equipment (including proceeds of $7 million in the first quarter of fiscal 2015 related to the sale of our Cyber Integration Center) and $39 million used for other financing activities, partially offset by $2,729 million of net proceeds from borrowings, $854 million of net cash provided by operating activities, $47 million of proceeds from exercises of employee stock options and $43 million of net proceeds from our divestiture of HCS. The $240 million increase in cash and cash equivalents from fiscal 2013 to fiscal 2014 was primarily due to $849 million of net cash provided by operating activities, $141 million of proceeds from exercises of employee stock options and $42 million of net proceeds from the sale of discontinued operations, partially offset by $309 million used to repurchase shares of our common stock, $201 million used for net additions of property, plant and equipment, $180 million used to pay cash dividends and $100 million used for net repayments of borrowings.

We ended fiscal 2015 with cash and cash equivalents of $481 million, and we have a senior unsecured $1 billion revolving credit facility that expires in July 2020 (all of which was available to us as of July 3, 2015). However, in the fourth quarter of fiscal 2015, we issued $2.4 billion of new debt securities and we borrowed $1.3 billion under a new senior unsecured term loan facility, in order to fund a portion of the cash consideration payable as part of our acquisition of Exelis and to fund our optional redemption on May 27, 2015 of the entire outstanding $400 million principal amount of our 5.95% Notes due December 1, 2017 and the entire outstanding $350 million principal amount of our 6.375% Notes due June 15, 2019 for approximately $0.9 billion. See Note 13: Long-Term Debt in the Notes for further information. We also have net unfunded pension obligations of approximately $2.0 billion as of July 3, 2015 (see Note 14: Pension and Other Postretirement Benefits in the Notes for further information). Our $481 million of cash and cash equivalents at July 3, 2015 included $250 million held by our foreign subsidiaries. Only $92 million of the $250 million is considered permanently reinvested, of which $47 million was available for use in the U.S. without incurring additional U.S. income taxes. We would be required to recognize U.S. income taxes of $17 million on the remaining $45 million if we were to repatriate such funds to the U.S., but we have no current plans to repatriate such funds.

In total, accumulated other comprehensive loss was essentially unchanged with a loss of $16 million as of the end of fiscal 2015 compared with a loss of $15 million at the end of fiscal 2014. However, the component of accumulated other comprehensive loss related to foreign currency translation was a loss of $62 million as of the end of fiscal 2015 compared with a gain of $7 million at the end of fiscal 2014, primarily due to the strength of the U.S. Dollar relative to the British Pound, Canadian Dollar, Norwegian Krone and Brazilian Real (see Note 20: Derivative Instruments and Hedging Activities in the Notes for further information). This change in accumulated other comprehensive loss was mostly offset by a change in the balance of the unrecognized postretirement obligations component, which was a gain of $65 million as of the end of fiscal 2015 compared with a loss of $20 million at the end of fiscal 2014, primarily resulting from our acquisition of Exelis (see Note 14: Pension and Other Postretirement Benefits in the Notes for further information).

Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facility, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity, particularly in light of our increased debt, U.S. Government budget uncertainties and the state of global commerce and financial uncertainty.

We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repayment of our term loans and pension contributions for the next 12 months and for the reasonably foreseeable future thereafter. Our total capital expenditures in fiscal 2016 are expected to be approximately $200 million. We anticipate tax payments over the next three years to be approximately equal to our tax expense for the same period. For additional information regarding our income taxes, see Note 23: Income Taxes in the Notes. Other than those cash outlays noted in the “Contractual Obligations” discussion below in this MD&A, capital expenditures, dividend payments, payments under our term loans and pension contributions, no other significant cash outlays are anticipated in fiscal 2016.

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

Net cash provided by operating activities:    Our net cash provided by operating activities was consistently high in fiscal 2015, 2014 and 2013, reflecting solid earnings and good working capital management. Cash flow from operations was positive in all of our business segments in fiscal 2015, 2014 and 2013.

Net cash used in investing activities:    The $3.1 billion increase in net cash used in investing activities in fiscal 2015 compared with fiscal 2014 was primarily due to $3.2 billion in net cash used to acquire Exelis. The $142 million increase in net cash used in investing activities in fiscal 2014 compared with fiscal 2013 was primarily due to $105 million less of proceeds from the sale of discontinued operations (consisting of, for fiscal 2014, $27 million of net proceeds from the sale of CIS and $15 million of proceeds from collection of a note receivable related to the sale of Broadcast Communications, compared with $147 million of net proceeds from the sale of Broadcast Communications in fiscal 2013), as well as $23 million more used for net additions of property, plant and equipment and capitalized software that primarily reflected investments in new systems and infrastructure to support growth.

Net cash provided by (used in) financing activities:    Net cash provided by financing activities in fiscal 2015 was $2.4 billion compared with $448 million of net cash used in financing activities in fiscal 2014. This difference of approximately $2.8 billion is primarily due to $3.7 billion in proceeds from debt issued in connection with our acquisition of Exelis, less approximately $0.9 billion of cash used to redeem two series of our notes (as described above). The $392 million decrease in net cash used in financing activities in fiscal 2014 compared with fiscal 2013 was primarily due to $247 million less of net repayments of borrowings (primarily reflecting $332 million used for our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015), $105 million less of repurchases of our common stock and $43 million more of proceeds from exercises of employee stock options, partially offset by $16 million more used to pay cash dividends.

Funding of Pension Plans

Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. pension plans. Although we have significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) and applicable Internal Revenue Code regulations, mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plan or make benefit payments. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.

The Highway and Transportation Funding Act of 2014 (“HATFA”), which was signed into law on August 8, 2014, modified the interest rate stabilization provision of MAP-21. We currently anticipate making total contributions to our U.S. qualified pension plans in the range of $170 million to $180 million during fiscal 2016.

Future required contributions will depend primarily on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material. See Note 14: Pension and Other Postretirement Benefits in the Notes for further information regarding our pension plans.

Common Stock Repurchases

During fiscal 2015, we used $150 million to repurchase 2,136,362 shares of our common stock under our 2013 Repurchase Program at an average price per share of $70.21, including commissions. During fiscal 2014, we used $300 million to repurchase 4,560,802 shares of our common stock under our 2013 Repurchase Program and 2011 Repurchase Program (as defined below) at an average price per share of $65.78, including commissions. In fiscal 2015 and fiscal 2014, $16 million and $9 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Additionally, in fiscal 2014, we used $0.6 million to repurchase 8,000 shares of our common stock from our Rabbi Trust which is associated with our non-qualified deferred compensation plans. Shares repurchased by us are cancelled and retired.

On August 23, 2013, our Board of Directors approved our $1 billion 2013 Repurchase Program, which was in addition to our prior share repurchase program approved in 2011 (our “2011 Repurchase Program”). Our repurchases during the second quarter of fiscal 2014 used the remaining authorization under our 2011 Repurchase Program. As of July 3, 2015, we had a remaining, unused authorization of approximately $684 million under our 2013 Repurchase Program, which does not have a stated expiration date. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding repurchases during fiscal 2015 and fiscal 2014 and our repurchase programs is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

Dividends

On August 28, 2015, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.47 per share to $.50 per share, for an annualized cash dividend rate of $2.00 per share, which was our fourteenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $1.88 per share in fiscal 2015, $1.68 per share in fiscal 2014 and $1.48 per share in fiscal 2013. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. Additional information concerning our dividends is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

Capital Structure and Resources

2015 Credit Agreement:    As discussed in Note 11: Credit Arrangements in the Notes, on July 1, 2015, we established a new $1 billion 5-year senior unsecured revolving credit facility (the “2015 Credit Facility”) by entering into a Revolving Credit Agreement (the “2015 Credit Agreement”) with a syndicate of lenders. The 2015 Credit Facility replaced our prior $1 billion five-year senior unsecured revolving credit facility (the “2012 Credit Facility”) established under the Revolving Credit Agreement, dated as of September 28, 2012, as amended by Amendment No. 1 thereto dated as of February 25, 2015 (as so amended, the “2012 Credit Agreement”), which was scheduled to terminate on September 28, 2017. The description of the 2015 Credit Facility and the 2015 Credit Agreement set forth in Note 11: Credit Arrangements in the Notes is incorporated herein by reference.

Short-Term Debt:    Our short-term debt at July 3, 2015 and June 27, 2014 was $33 million and $58 million, respectively. Our short-term debt at July 3, 2015 primarily consisted of short-term loans, including use of lines of credit. Our short-term debt at June 27, 2014 primarily consisted of commercial paper issued to partially fund our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015. Our commercial paper program was supported at July 3, 2015 by the 2015 Credit Facility and at June 27, 2014 by the 2012 Credit Facility.

Long-Term Variable-Rate Debt:    The description of the Term Loan Agreement set forth in Note 13: Long-Term Debt in the Notes is incorporated herein by reference. As discussed in Note 13: Long-Term Debt in the Notes, on May 29, 2015, in order to fund a portion of the cash consideration and other amounts payable in connection with our acquisition of Exelis, we borrowed $1.3 billion under our Term Loan Agreement, comprised of two tranches:

•	$650 million in a 3-year tranche due May 29, 2018 and
•	$650 million in a 5-year tranche due May 29, 2020.

Long-Term Fixed-Rate Debt:    The description of our long-term fixed-rate debt set forth in Note 13: Long-Term Debt in the Notes is incorporated herein by reference. As discussed in Note 13: Long-Term Debt in the Notes, on May 27, 2015, we completed our optional redemption of the entire outstanding $400 million principal amount of our 5.95% Notes due December 1, 2017 at a “make-whole” redemption price of $448 million and the entire outstanding $350 million principal amount of our 6.375% Notes due June 15, 2019 at a “make-whole” redemption price of $415 million. The notes were terminated and cancelled.

As discussed in Note 13: Long-Term Debt in the Notes, on April 27, 2015, in order to fund a portion of the cash consideration and other amounts payable in connection with our acquisition of Exelis, and to fund our optional redemption of our two series of notes described above, we issued new debt securities in an aggregate principal amount of $2.4 billion, comprised of several tranches with principal amounts, interest rates and maturity dates as follows:

•	$500 million of 1.999% Notes due April 27, 2018,
•	$400 million of 2.700% Notes due April 27, 2020,
•	$600 million of 3.832% Notes due April 27, 2025,
•	$400 million of 4.854% Notes due April 27, 2035, and
•	$500 million of 5.054% Notes due April 27, 2045.

Exelis Fixed-Rate Debt Outstanding at Time of Acquisition:    As discussed in Note 13: Long-Term Debt in the Notes, our long-term debt includes long-term fixed-rate debt issued by Exelis Inc. that was outstanding when we acquired Exelis on May 29, 2015, which consisted of:

•	$250 million in aggregate principal amount of 4.25% senior notes due October 1, 2016 and
•	$400 million in aggregate principal amount of 5.55% senior notes due October 1, 2021.

Common Stock:    On May 29, 2015, in connection with our acquisition of Exelis, we issued 19,270,836 new shares of our common stock as part of the merger consideration payable to Exelis shareholders in accordance with the terms of the merger agreement. For Additional information, see “Item 1. Business — Recent Acquisitions and Divestitures” of this Report.

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

Contractual Obligations

At July 3, 2015, we had contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Obligations Due by Fiscal Year
	Total	2016	2017 and 2018	2019 and 2020	After 2020
	(Dollars in millions)
Long-term debt	$5,168	$130	$1,450	$841	$2,747
Purchase obligations (1),(2),(3)	1,306	898	241	70	97
Operating lease commitments	424	94	145	91	94
Interest on long-term debt	2,618	217	407	361	1,633

Total contractual cash obligations	$9,516	$1,339	$2,243	$1,363	$4,571

(1)	Amounts do not include pension contributions and payments for various welfare and benefit plans because such amounts had not been determined beyond fiscal 2015.

(2)

The purchase obligations of $1.3 billion included (a) $319 million of purchase obligations related to our Government Communications Systems and Exelis segments, which were fully funded under contracts with the U.S. Government, and $116 million of these purchase obligations related to cost-plus type contracts where our costs were fully reimbursable; and (b) the purchase of satellite bandwidth in our Integrated Network Solutions segment.

(3)	Amounts do not include unrecognized tax benefits of $124 million.

Off-Balance Sheet Arrangements

In accordance with the definition under SEC rules, any of the following qualify as off-balance sheet arrangements:

•	Any obligation under certain guarantee contracts;
•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•	Any obligation, including a contingent obligation, under certain derivative instruments; and
•

Any obligation, including a contingent obligation, under a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

Currently we are not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of July 3, 2015, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments

We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At July 3, 2015, we had commercial commitments on outstanding surety bonds, standby letters of credit and other arrangements, as follows:

		Expiration of Commitments by Fiscal Year
	Total	2016	2017	2018	After 2018
	(Dollars in millions)
Surety bonds used for:
Bids	$7	$7	$—	$—	$—
Performance	526	507	7	6	6

	533	514	7	6	6
Standby letters of credit used for:
Down payments	53	42	7	4	—
Performance	143	104	7	17	15
Warranty	9	9	—	—	—

	205	155	14	21	15

Total commitments	$738	$669	$21	$27	$21

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

Financial Risk Management

In the normal course of doing business, we are exposed to risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Foreign Exchange and Currency:    We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at July 3, 2015 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note 20: Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates:    As of July 3, 2015, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at July 3, 2015 would not have had a material impact on the fair value of these obligations. Additionally, there is no interest rate risk associated with these obligations on our results of operations and cash flows, because the interest rates are fixed, and because our long-term fixed-rate debt is not putable (required to be redeemed by the issuer of the debt prior to maturity).

As of July 3, 2015, we also had long-term variable-rate debt obligations, resulting from our borrowing $1.3 billion under our new senior unsecured term loan facility in connection with our acquisition of Exelis, comprised of term loans of $650 million in a 3-year tranche and $650 million in a 5-year tranche. These term loans bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk. For each tranche of term loans, we are required to make quarterly principal amortization payments equal to 2.50 percent of the initial principal amount of the term loans. We have the ability at any time or from time to time, to voluntarily prepay term loans of either tranche in whole or in part without premium or penalty. See Note 13: Long-Term Debt in the Notes for further information.

From time to time, we also may have short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk, although we did not have any short-term variable-rate debt outstanding as of July 3, 2015. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place, temporarily funding repurchases under our share repurchase programs and temporarily funding redemption of long-term debt. The interest rate risk associated with such debt on our results of operations and cash flows is not material due to its temporary nature.

We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term fixed-rate debt obligations or on our results of operations or cash flows over the next twelve months.

Impact of Foreign Exchange

Approximately 27 percent of our international business was transacted in local currency environments in fiscal 2015 compared with 28 percent in fiscal 2014. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. As of July 3, 2015, the cumulative foreign currency translation adjustment included in shareholders’ equity was a $62 million loss compared with a $7 million gain at

June 27, 2014. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2015, 2014 or 2013.

Impact of Inflation

To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not materially adversely impact our gross margin, revenue or operating income in fiscal 2015, 2014 or 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following is not intended to be a comprehensive list of our accounting policies or estimates. Our significant accounting policies are more fully described in Note 1: Significant Accounting Policies in the Notes. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies and estimates as disclosed in the Notes. We consider the policies and estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results dependent on estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks related to these estimates on our business operations are discussed throughout this MD&A where such estimates affect our reported and expected financial results. Senior management has discussed the development and selection of the critical accounting policies and estimates and the related disclosure included herein with the Audit Committee of our Board of Directors. Preparation of this Report requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

Revenue Recognition

A significant portion of our business is derived from development and production contracts. Revenue and profits related to development and production contracts are recognized using the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total costs at completion (i.e., the “cost-to-cost” method) or the ratio of actual units delivered to estimated total units to be delivered under the contract (i.e., the “units-of-delivery” method) with consideration given for risk of performance and estimated profit. The majority of the revenue in our Government Communications Systems and Exelis segments (and to a certain extent, revenue in our Integrated Network Solutions and RF Communications segments) relates to development and production contracts, and the percentage-of-completion method of revenue recognition is primarily used for these contracts. Change orders, claims or other items that may change the scope of a development and production contract are included in contract value only when the value can be reliably estimated and realization is probable. Possible incentives or penalties and award fees applicable to performance on development and production contracts are considered in estimating contract value and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase earnings based solely on a single significant event generally are not recognized until the event occurs.

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard estimate at completion process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimated total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. We have not made any material changes in the methodologies used to recognize revenue on development and production contracts or to estimate our costs related to development and production contracts in the past three fiscal years.

Estimate at completion adjustments had the following impacts to operating income for the periods presented:

	2015	2014	2013
	(In millions)
Favorable adjustments	$119	$91	$94
Unfavorable adjustments	(62)	(38)	(47)

Net operating income adjustments	$57	$53	$47

There were no individual impacts to operating income due to estimate at completion adjustments in fiscal 2015, 2014 or 2013 that were material to our results of operations on a consolidated or segment basis for such periods.

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

Postretirement Benefit Plans

Exelis employees participate in numerous defined benefit pension and other postretirement defined benefit plans (collectively referred to as “defined benefit plans”) in the United States, which are sponsored by Exelis. The determination of projected benefit obligations and the recognition of expenses related to defined benefit pension plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination and other factors (some of which are disclosed in Note 14: Pension and Other Postretirement Benefit Plans, in the Notes). Actual results that differ from our assumptions are accumulated and are amortized generally over the estimated future life or service period of the plan participants. In fiscal 2015, we adopted updated mortality tables which resulted in an increase in the defined benefit plans’ projected benefit obligation at July 3, 2015 and estimated net periodic benefit cost in fiscal 2016.

Significant Assumptions

Management develops assumptions using relevant experience, in conjunction with market-related data for each plan. Assumptions are reviewed annually with third party consultants and adjusted as appropriate. The table included below provides the weighted average assumptions used to estimate projected benefit obligations and net periodic benefit cost as they pertain to our defined benefit pension plans as of July 3, 2015.

Obligation assumptions
Discount rate	4.06%
Rate of future compensation increase	2.76%
Cost assumptions
Discount rate	3.77%
Expected return on plan assets	7.93%
Rate of future compensation increase	2.76%

Key assumptions for the U.S. Salaried Retirement Plan (“U.S. SRP”) (our largest defined benefit plan with approximately 87% of the total projected benefit obligation) included a discount rate for obligation assumptions of 4.05% and expected return on plan assets of 8.00%. Effective December 31, 2016, all future benefit accruals under the U.S. SRP will be frozen.

Expected Return on Plan Assets

Substantially all of our plan assets are managed on a commingled basis in a master investment trust. We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we consider the plan’s actual historical annual return on assets over the past 15, 20 and 25 years; future returns based on independent estimates of long-term asset class returns; and historical broad market returns over long-term timeframes based on our strategic allocation, which is detailed in Note 14: Pension and Other Postretirement Benefit Plans, in the Notes. Based on this approach, the long-term annual rate of return on assets is estimated at 7.93% for fiscal 2015.

For the recognition of net periodic pension cost, the calculation of the expected return on plan assets is generally derived using a market-related value of plan assets based on average asset values at the measurement date over the last five years. The use of fair value, rather than a calculated value, could materially affect net periodic pension cost.

Discount Rate

The discount rate is used to calculate the present value of expected future cash payments for benefits at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and increases pension expense. The discount rate assumption was based on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate was determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and thirty years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single discount rate matching the plan’s characteristics.

Sensitivity Analysis

Pension Expense

A 25 basis point change in the long-term expected rate of return on plan assets, discount rate, or rate of future compensation increases, would have the following effect on the combined U.S. defined benefit pension plans’ fiscal 2016 pension expense:

	Increase/(Decrease) in Pension Expense
	25 Basis Point Increase	25 Basis Point Decrease
Long-term rate of return on assets used to determine net periodic benefit cost	$(10.7)	$10.7
Discount rate used to determine net periodic benefit cost	5.8	(6.2)

Projected Benefit Obligation

Funded status is derived by subtracting the respective year-end values of the projected benefit obligations (“PBO”) from the fair value of plan assets. The sensitivity of the PBO to changes in the discount rate varies depending on the magnitude and direction of the change in the discount rate. We estimate that a decrease of 25 basis points in the discount rate of the combined U.S. defined benefit pension plans would increase the PBO by approximately $208 million and an increase of 25 basis points would decrease the PBO by approximately $171 million.

Fair Value of Plan Assets

The plan assets of our defined benefit plans comprise a broad range of investments, including domestic and international equity securities, fixed income investments, interests in private equity and hedge funds and cash and cash equivalents.

A substantial portion of our defined benefit plans asset portfolio is comprised of investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured using the valuation of the underlying investments or at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Consequently, management has estimated adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. Asset values for other positions were generally measured using market observable prices. See Note 14: Pension and Other Postretirement Benefits in the Notes for further information.

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

As of July 3, 2015, our reserve for excess and obsolete inventory was $83 million, or 13 percent of our gross inventory balance, which compares with our reserve of $38 million, or 12 percent of our gross inventory balance, as of June 27, 2014. We recorded $7 million, $5 million and $7 million in inventory write-downs that either reduced our reserve for excess and obsolete inventory or our income from continuing operations before income taxes during fiscal 2015, 2014 and 2013, respectively. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.

Goodwill

Goodwill in our Consolidated Balance Sheet as of July 3, 2015 and June 27, 2014 was $6,348 million and $1,711 million, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill using a two-step process. The first step is to identify potential impairment by comparing the fair value of each of our reporting units with its net book value, including goodwill, adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its adjusted net book value, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

Fiscal 2013, 2014 and 2015 Impairment Tests

In the fourth quarter of fiscal 2013, 2014 and 2015, we performed our annual impairment tests of our reporting units’ goodwill, except as noted below for our Exelis segment. We completed these tests with no adjustment required to the goodwill of any of our reporting units. This included our Integrated Network Solutions reporting unit, which was retested for impairment after the July 1, 2015 completion of our divestiture of HCS, part of our Integrated Network Solutions reporting unit. We did not perform an impairment test on the goodwill of our Exelis segment because we acquired Exelis one month before the end of fiscal 2015, and we had no indicators that an impairment was likely. See Note 3: Discontinued Operations in the Notes for information regarding impairments related to Broadcast Communications goodwill.

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

Our Consolidated Balance Sheet as of July 3, 2015 included current deferred tax assets of $341 million, non-current deferred tax assets of $163 million, current deferred tax liabilities of $7 million and non-current deferred tax liabilities of $7 million. This compares with current deferred tax assets of $112 million, non-current deferred tax assets of $87 million, current deferred tax liabilities of $2 million and no non-current deferred tax liabilities as of June 27, 2014. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $72 million as of July 3, 2015 and $68 million as of June 27, 2014. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.

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

•	The level of returns on defined benefit plan assets, changes in interest rates and other factors could affect our earnings and cash flows in future periods.
•	We enter into fixed-price contracts that could subject us to losses in the event of cost overruns or a significant increase in inflation.
•	We use estimates in accounting for many of our programs and changes in our estimates could adversely affect our future financial results.
•	We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.
•	Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.
•	We may not be successful in obtaining the necessary export licenses to conduct certain operations abroad, and Congress may prevent proposed sales to certain foreign governments.
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
•

Our level of indebtedness and our ability to make payments on or service our indebtedness and our unfunded pension liability may adversely affect our financial and operating activities or our ability to incur additional debt.

•	A downgrade in our credit ratings could materially adversely affect our business.
•	Unforeseen environmental issues could have a material adverse effect on our business, financial condition, results of operations and cash flows.

•	We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
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

•	Some of our workforce is represented by labor unions, so our business could be harmed in the event of a prolonged work stoppage.
•	We must attract and retain key employees, and failure to do so could seriously harm us.
•	We may be responsible for U.S. Federal income tax liabilities that relate to the spin-off of Vectrus completed by Exelis.
•

In connection with the Vectrus spin-off, Vectrus indemnified Exelis for certain liabilities and Exelis indemnified Vectrus for certain liabilities. This indemnity may not be sufficient to insure us against the full amount of the liabilities assumed by Vectrus and Vectrus may be unable to satisfy its indemnification obligations to us in the future.

•	The Vectrus spin-off may expose us to potential liabilities arising out of state and Federal fraudulent conveyance laws and legal distribution requirements.
•	The ITT spin-off of Exelis may expose us to potential liabilities arising out of state and Federal fraudulent conveyance laws and legal distribution requirements.
•	If we are required to indemnify ITT or Xylem in connection with the ITT spin-off of Exelis, we may need to divert cash to meet those obligations and our financial results could be negatively impacted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 3, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of July 3, 2015.

Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting the internal controls of Exelis Inc. (“Exelis”), which the Company acquired during the fourth quarter of fiscal 2015. Exelis is included in the fiscal 2015 consolidated financial statements of the Company and constituted 63 percent and 39 percent of the Company’s total assets and total liabilities, respectively, as of July 3, 2015 and five percent of the Company’s total revenue for the fiscal year then ended. Management will include the internal controls of Exelis in its assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of fiscal 2016.

The Company’s independent registered certified public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 66 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited the accompanying consolidated balance sheets of Harris Corporation as of July 3, 2015 and June 27, 2014, and the related consolidated statements of income, comprehensive income, cash flows, and equity, for each of the three fiscal years in the period ended July 3, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation at July 3, 2015 and June 27, 2014, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended July 3, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harris Corporation’s internal control over financial reporting as of July 3, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 31, 2015 expressed an unqualified opinion thereon.

/s/         ERNST & YOUNG LLP

Orlando, Florida

August 31, 2015

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have audited Harris Corporation’s internal control over financial reporting as of July 3, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Harris Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Exelis, which is included in the fiscal 2015 consolidated financial statements of Harris Corporation and constituted 63 percent and 39 percent of Harris Corporation’s total assets and total liabilities, respectively, as of July 3, 2015 and five percent of Harris Corporation’s total revenue for the fiscal year then ended. Our audit of internal control over financial reporting of Harris Corporation also did not include an evaluation of the internal control over financial reporting of Exelis.

In our opinion, Harris Corporation maintained, in all material respects, effective internal control over financial reporting as of July 3, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harris Corporation as of July 3, 2015 and June 27, 2014, and the related consolidated statements of income, comprehensive income, cash flows, and equity, for each of the three fiscal years in the period ended July 3, 2015 of Harris Corporation and our report dated August 31, 2015 expressed an unqualified opinion thereon.

/s/         ERNST & YOUNG LLP

Orlando, Florida

August 31, 2015

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended
	2015	2014	2013
	(In millions, except per share amounts)
Revenue from product sales and services
Revenue from product sales	$3,311	$3,189	$3,204
Revenue from services	1,772	1,823	1,908

	5,083	5,012	5,112
Cost of product sales and services
Cost of product sales	(1,969)	(1,857)	(1,919)
Cost of services	(1,393)	(1,453)	(1,466)

	(3,362)	(3,310)	(3,385)
Engineering, selling and administrative expenses	(1,008)	(820)	(914)
Non-operating income (loss)	(108)	4	(41)
Interest income	2	3	2
Interest expense	(130)	(94)	(109)

Income from continuing operations before income taxes	477	795	665
Income taxes	(143)	(256)	(203)

Income from continuing operations	334	539	462
Discontinued operations, net of income taxes	—	(5)	(353)

Net income	334	534	109
Noncontrolling interests, net of income taxes	—	1	4

Net income attributable to Harris Corporation	$334	$535	$113

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$334	$540	$466
Discontinued operations, net of income taxes	—	(5)	(353)

Net income	$334	$535	$113

Net income per common share attributable to Harris Corporation common shareholders
Basic net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$3.15	$5.05	$4.19
Discontinued operations	—	(0.05)	(3.18)

	$3.15	$5.00	$1.01

Diluted net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$3.11	$5.00	$4.16
Discontinued operations	—	(0.05)	(3.15)

	$3.11	$4.95	$1.01

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Years Ended
	2015	2014	2013
	(In millions)
Net income	$334	$534	$109
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	(69)	34	(33)
Net unrealized loss on hedging derivatives, net of income taxes	(19)	(1)	—
Net unrealized loss on securities available-for-sale, net of income taxes	—	—	(3)
Amortization of loss on treasury lock, net of income taxes	2	1	1
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	85	10	(1)

Other comprehensive income (loss), net of income taxes	(1)	44	(36)

Total comprehensive income	333	578	73
Comprehensive loss attributable to noncontrolling interests	—	1	4

Total comprehensive income attributable to Harris Corporation	$333	$579	$77

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	July 3, 2015	June 27, 2014
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$481	$561
Receivables	1,168	566
Inventories	1,015	619
Income taxes receivable	87	28
Current deferred income taxes	341	112
Deferred compensation plan investments	267	9
Other current assets	165	96

Total current assets	3,524	1,991
Non-current Assets
Property, plant and equipment	1,165	728
Goodwill	6,348	1,711
Other intangible assets	1,775	258
Non-current deferred income taxes	163	87
Other non-current assets	154	144

Total non-current assets	9,605	2,928

	$13,129	$4,919

Liabilities and Equity
Current Liabilities
Short-term debt	$33	$58
Accounts payable	581	324
Compensation and benefits	255	209
Other accrued items	518	250
Advance payments and unearned income	433	266
Income taxes payable	57	—
Current deferred income taxes	7	2
Deferred compensation plan liabilities	267	4
Current portion of long-term debt	130	2

Total current liabilities	2,281	1,115
Non-current Liabilities
Defined benefit plans	1,943	20
Long-term debt	5,053	1,564
Long-term contract liability	71	84
Non-current deferred income taxes	7	—
Other long-term liabilities	372	311

Total non-current liabilities	7,446	1,979
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 123,675,756 shares at July 3, 2015 and 105,509,073 shares at June 27, 2014	124	106
Other capital	2,031	509
Retained earnings	1,258	1,226
Accumulated other comprehensive loss	(16)	(15)

Total shareholders’ equity	3,397	1,826
Noncontrolling interests	5	(1)

Total equity	3,402	1,825

	$13,129	$4,919

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended
	2015	2014	2013
	(In millions)
Operating Activities
Net income	$334	$534	$109
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	244	204	221
Share-based compensation	37	35	33
Non-current deferred income taxes	39	32	(50)
Gain on sale of securities available-for-sale	—	—	(9)
Gain on sale of business	(9)	—	—
Loss on sale of discontinued operations	—	5	32
Impairment of assets of discontinued operations	—	—	331
Impairment of assets	46	—	48
Write-off of capitalized software	—	—	18
Loss on prepayment of long-term debt	118	—	33
(Increase) decrease in:
Accounts and notes receivable	(17)	116	78
Inventories	20	50	(54)
Increase (decrease) in:
Accounts payable and accrued expenses	31	(50)	(46)
Advance payments and unearned income	(48)	(42)	82
Income taxes	6	17	(3)
Other	53	(52)	10

Net cash provided by operating activities	854	849	833

Investing Activities
Net cash paid for acquired businesses	(3,186)	—	—
Cash paid for intangible assets	—	(3)	—
Cash paid for cost-method investment	—	—	(1)
Additions of property, plant and equipment	(148)	(209)	(165)
Additions of capitalized software	—	—	(13)
Proceeds from sale of property, plant and equipment	—	8	—
Proceeds from sale of business	43	—	—
Proceeds from sale of discontinued operations	7	42	147
Proceeds from sale of securities available-for-sale	—	—	12

Net cash used in investing activities	(3,284)	(162)	(20)

Financing Activities
Proceeds from borrowings, net of issuance costs	3,683	34	18
Repayments of borrowings	(954)	(134)	(364)
Payment of contingent consideration	—	—	(12)
Proceeds from exercises of employee stock options	47	141	98
Repurchases of common stock	(166)	(309)	(415)
Cash dividends	(198)	(180)	(165)
Other financing activities	(39)	—	—

Net cash provided by (used in) financing activities	2,373	(448)	(840)

Effect of exchange rate changes on cash and cash equivalents	(23)	1	(8)

Net increase (decrease) in cash and cash equivalents	(80)	240	(35)
Cash and cash equivalents, beginning of year	561	321	356

Cash and cash equivalents, end of year	$481	$561	$321

See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
	(In millions, except per share amounts)
Balance at June 29, 2012	$112	$433	$1,417	$(23)	$7	$1,946
Net income (loss)	—	—	113	—	(4)	109
Other comprehensive loss	—	—	—	(36)	—	(36)
Shares issued under stock incentive plans	3	95	—	—	—	98
Share-based compensation expense	—	30	—	—	—	30
Modification of share-based awards	—	(3)	—	—	—	(3)
Repurchases and retirement of common stock	(8)	(122)	(285)	—	—	(415)
Cash dividends ($1.48 per share)	—	—	(165)	—	—	(165)
Other activity related to noncontrolling interests	—	—	—	—	(3)	(3)

Balance at June 28, 2013	107	433	1,080	(59)	—	1,561
Net income (loss)	—	—	535	—	(1)	534
Other comprehensive income	—	—	—	44	—	44
Shares issued under stock incentive plans	3	138	—	—	—	141
Share-based compensation expense	—	35	—	—	—	35
Repurchases and retirement of common stock	(4)	(97)	(209)	—	—	(310)
Cash dividends ($1.68 per share)	—	—	(180)	—	—	(180)

Balance at June 27, 2014	106	509	1,226	(15)	(1)	1,825
Net income (loss)	—	—	334	—	—	334
Other comprehensive income	—	—	—	(1)	—	(1)
Shares issued under stock incentive plans	1	46	—	—	—	47
Shares issued to acquire new businesses	19	1,508	—	—	—	1,527
Share-based compensation expense	—	37	—	—	—	37
Equity issuance costs	—	(9)	—	—	—	(9)
Repurchases and retirement of common stock	(2)	(60)	(104)	—	—	(166)
Cash dividends ($1.88 per share)	—	—	(198)	—	—	(198)
Other activity related to noncontrolling interests	—	—	—	—	6	6

Balance at July 3, 2015	$124	$2,031	$1,258	$(16)	$5	$3,402

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

At the beginning of the first quarter of fiscal 2014, to leverage the breadth of our information technology (“IT”) enterprise network and information assurance capabilities for the IT services market, we began managing our cyber security network testing operation as part of our Integrated Network Solutions segment rather than our Government Communications Systems segment. As a result, we reassigned $2 million of goodwill (determined on a relative fair value basis) to our Integrated Network Solutions segment from our Government Communications Systems segment. The historical results, discussion and presentation of our business segments as set forth in our Consolidated Financial Statements and these Notes have been adjusted to reflect the impact of this change to our business segment reporting structure for all periods presented in our Consolidated Financial Statements and these Notes.

On, July 1, 2015, we completed the divestiture of our commercial healthcare solutions operation (“HCS”). We continued to report the results of HCS through the date of divestiture as part of our Integrated Network Solutions segment.

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

Fiscal Year — Our fiscal year ends on the Friday nearest June 30. Fiscal 2015 included 53 weeks. Fiscal 2014 and 2013 included 52 weeks.

Cash and Cash Equivalents — Cash equivalents are temporary cash investments with a maturity of three or fewer months when purchased. These investments include accrued interest and are carried at the lower of cost or market.

Fair Value of Financial Instruments — The carrying amounts reflected in our Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, non-current receivables, notes receivable, accounts payable, short-term debt and long-term variable-rate debt approximate their fair values. Fair values for long-term fixed-rate debt are primarily based on quoted market prices for those or similar instruments. See Note 13: Long-Term Debt for additional information regarding fair values for our long-term fixed-rate debt. A discussion of fair values for our derivative financial instruments is included under the caption “Financial Instruments and Risk Management” in this Note 1: Significant Accounting Policies.

Fair Value Measurements — Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In certain instances, fair value is estimated using quoted market prices obtained from external pricing services. In obtaining such data from the pricing service, the Company has evaluated the methodologies used to develop the estimate of fair value in order to assess whether such valuations are representative of fair value, including net asset value (“NAV”). Additionally, in certain circumstances, the NAV reported by an asset manager may be adjusted when sufficient evidence indicates NAV is not representative of fair value.

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

In the fourth quarter of fiscal 2015, we recorded impairment charges totaling $38 million related to long-lived assets, consisting of $32 million and $6 million included as a component of the “Engineering, selling and administrative expenses” and “Cost of product sales” line items, respectively, in our Consolidated Statement of Income. These charges included an impairment in our Integrated Network Solutions segment related to an intangible asset associated with the Navy/Marine Corps Intranet (“NMCI”) program due to the loss of the contract and the inability to obtain replacement work on the successor program to the NMCI program (the Next Generation Enterprise Network program); an impairment in our Integrated Network Solutions segment related to fixed assets in Harris CapRock Communications due to a combination of soft market conditions and obsolescence; and impairments of capitalized software acquired in connection with our acquisition of Exelis Inc. and its subsidiaries (collectively,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

“Exelis” — see Note 4: Business Combinations for more information) based on our decision to use alternative software.

In the fourth quarter of fiscal 2013, we recorded impairment charges totaling $35 million related to long-lived assets. These included an impairment in our Integrated Network Solutions segment related to intangible assets recorded in connection with our acquisition of Carefx Corporation (“Carefx”) in the fourth quarter of fiscal 2011, primarily resulting from a shift in strategy away from Carefx’s legacy products; an impairment in our Integrated Network Solutions segment related to an IT services contract vehicle, primarily based on impacts of sequestration and a new rule incorporated into the contract vehicle limiting bid opportunities for large businesses; and an impairment of other Company-owned assets based on recent market indications.

Other Assets and Liabilities — No assets within the “Other current assets” line item in our Consolidated Balance Sheet exceeded 5 percent of our total current assets as of July 3, 2015 or June 27, 2014. No assets within the “Other non-current assets” line item in our Consolidated Balance Sheet exceeded 5 percent of our total assets as of July 3, 2015 or June 27, 2014. No accrued liabilities or expenses within the “Other accrued items” or “Other long-term liabilities” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current liabilities or total liabilities, respectively, as of July 3, 2015 or June 27, 2014.

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

Warranties — On development and production contract sales in our Government Communications Systems, Integrated Network Solutions and Exelis segments, the value or price of our warranty is generally included in the contract and funded by the customer. A provision for warranties is built into the estimated program costs when determining the profit rate to accrue when applying the cost-to-cost percentage-of-completion revenue recognition method. Warranty costs, as incurred, are charged to the specific program’s cost, and both revenue and cost are recognized at that time. Factors that affect the estimated program cost for warranties include terms of the contract, complexity of the delivered product or service, number of installed units, historical experience and management’s assumptions regarding anticipated rates of warranty claims and cost per claim.

On product sales in all our segments, we provide for future standard warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending on the product sold, customer and country in which we do business. In the case of products sold by us, our warranties start from the shipment, delivery or customer acceptance date and continue as follows:

Segment	Warranty Periods
RF Communications	One to five years
Government Communications Systems	One to two years
Integrated Network Solutions	Less than one year to five years
Exelis	One to five years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Options and Other Share-Based Compensation — We measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize cost over the vesting period. It is our practice to issue shares when options are exercised. See Note 15: Stock Options and Other Share-Based Compensation for additional information regarding share-based compensation.

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

In connection with the Exelis acquisition and Company-wide restructuring and other actions in the fourth quarter of fiscal 2015 to align resources with our business outlook, we incurred restructuring costs of $57 million for workforce reductions (including severance and other employee-related exit costs) and $14 million for facility consolidation and contract terminations, substantially all of which were included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. This resulted in charges of $65 million recorded at our corporate headquarters (related to the Exelis acquisition), $3 million in our RF Communications segment, and $3 million in our Integrated Network Solutions segment. As of the end of fiscal 2015, we had recorded liabilities of $68 million associated with these restructuring actions, of which the majority will be paid within the next twelve months.

In connection with Company-wide restructuring and other actions in the fourth quarter of fiscal 2013 to align resources with our business outlook and challenging fiscal environment, we incurred restructuring costs, net of government cost reimbursement, of $17 million for workforce reductions (including severance and other employee-related exit costs) and $12 million for facility consolidation. This resulted in charges of $9 million, $7 million and $13 million recorded in our RF Communications and Government Communications Systems segments and at our corporate headquarters, respectively. As of the end of fiscal 2013, we had recorded liabilities of $26 million associated with these restructuring actions, of which the majority was paid during fiscal 2014.

Acquisition-Related Charges — In fiscal 2015, in connection with the Exelis acquisition, we recorded $281 million of charges at our corporate headquarters, consisting of financing, restructuring, integration, transaction and other costs as follows:

•

$146 million of financing costs, primarily consisting of $118 million of charges associated with our optional redemption on May 27, 2015 of our 5.95% Notes due December 1, 2017 and 6.375% Notes due June 15, 2019 (see Note 21: Non-Operating Income (Loss) for additional information) and $18 million of debt issuance costs related to financing commitments for a senior unsecured bridge loan facility (see Note 18: Interest Expense for additional information);

•	$65 million of restructuring costs as discussed in the “Restructuring Costs” section above;
•	$34 million of integration costs, recognized as incurred;
•	$23 million of transaction costs, recognized as incurred; and
•	$13 million of other costs, including impairments of capitalized software (see “Long-Lived Assets, Including Finite-Lived Intangible Assets” in this Note above for additional information).

All of the costs above were recorded in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income, except for the $146 million of financing costs.

Revenue Recognition — Our segments have the following revenue recognition policies:

Development and Production Contracts:    Estimates and assumptions, and changes therein, are important in connection with, among others, our segments’ revenue recognition policies related to development and production contracts. Revenue and profits related to development and production contracts are recognized using the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total costs at completion (i.e., the cost-to-cost method) or the ratio of actual units delivered to estimated total units to be delivered under the contract (i.e., the “units-of-delivery” method) with consideration given for risk of performance and estimated profit. Revenue and profits on cost-reimbursable development and production contracts are recognized as allowable costs are incurred on the contract, and become billable to the customer, in an amount equal to the allowable costs plus the profit on those costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimates of total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income by $57 million ($.37 per diluted share) in fiscal 2015, $53 million ($.33 per diluted share) in fiscal 2014 and $47 million ($.29 per diluted share) in fiscal 2013.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

includes a general right of return relative to the delivered items, we consider delivery or performance of the undelivered items as probable and substantially in our control.

Deliverables that are not separable are accounted for as a combined unit of accounting, and revenue generally is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is reasonably assured, and delivery of a product has occurred and title has transferred or services have been rendered. If we determine that the deliverables represent separate units of accounting, we recognize the revenue associated with each unit of accounting separately, and contract revenue is allocated among the separate units of accounting at the inception of the arrangement based on relative selling price. If options or change orders materially change the scope of work or price of the contract subsequent to inception, we reevaluate and adjust our prior conclusions regarding units of accounting and allocation of contract revenue as necessary. The allocation of selling price among the separate units of accounting may impact the timing of revenue recognition, but will not change the total revenue recognized on the arrangement. We establish the selling price used for each deliverable based on the vendor-specific objective evidence (“VSOE”) of selling price, or third-party evidence (“TPE”) of selling price if VSOE of selling price is not available, or best estimate of selling price (“BESP”) if neither VSOE of selling price nor TPE of selling price is available. In determining VSOE of selling price, a substantial majority of the recent standalone sales of the deliverable must be priced within a relatively narrow range. In determining TPE of selling price, we evaluate competitor prices for similar deliverables when sold separately. Generally, comparable pricing of our products to those of our competitors with similar functionality cannot be obtained. In determining BESP, we consider both market data and entity-specific factors, including market conditions, the geographies in which our products are sold, our competitive position and strategy, and our profit objectives.

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

Retirement and Post-Employment Benefits — Defined benefit plans that we sponsor are accounted for as defined benefit pension and other postretirement defined benefit plans (collectively referred to as “defined benefit plans”). Accordingly, the funded or unfunded position of each defined benefit plan is recorded on our Consolidated Balance Sheet. Actuarial gains and losses and prior service costs or credits that have not yet been recognized through income are recorded in “accumulated other comprehensive loss (income)” within equity, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to defined benefit plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination and health care inflation trend rates. Management develops each assumption using relevant company experience in conjunction with market-related data. Actuarial assumptions are reviewed annually with third-party consultants and adjusted as appropriate. For the recognition of net periodic benefit cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last five years. Actual results that differ from our assumptions are accumulated and amortized over the estimated future lives or service periods of the participants. The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date. In fiscal 2015, we adopted updated mortality tables which resulted in an increase in our defined benefit plans’ projected benefit obligation at July 3, 2015 and estimated net periodic benefit cost in fiscal 2016. See Note 14: Pension and Other Postretirement Benefits for additional information regarding our defined benefit plans.

We also provide retirement benefits to many of our U.S.-based employees through defined contribution retirement plans, including 401(k) plans and certain non-qualified deferred compensation plans. The defined contribution retirement plans have matching and savings elements. Company contributions to the retirement plans are based on employees’ savings with no other funding requirements. We may make additional contributions to the retirement plans

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

at our discretion. Retirement and postretirement benefits also include unfunded limited healthcare plans for U.S.-based retirees and employees on long-term disability. We estimate benefits for these plans using actuarial valuations that are based in part on certain key assumptions we make, including the discount rate, the expected long-term rate of return on plan assets, the rates of increase in future compensation levels, healthcare cost trend rates and employee turnover and mortality, each appropriately based on the nature of the plans. We accrue the cost of these benefits during an employee’s active service life, except in the case of our healthcare plans for disabled employees, the costs of which we accrue when the disabling event occurs.

Environmental Expenditures — We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue environmental expenses resulting from existing conditions that relate to past or current operations. Our accruals for environmental expenses are recorded on a site-by-site basis when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies available to us. Our accruals for environmental expenses represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees, and are reviewed periodically, at least annually at the year-end balance sheet date, and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances.

As of July 3, 2015, we were named, and continue to be named, as a potentially responsible party at 62 sites where future liabilities could exist. These sites included 6 sites owned by us, 37 other sites associated with Exelis operations, 9 sites associated with our former graphics, broadcast communications or semiconductor locations and 10 hazardous waste treatment, storage or disposal facility sites not owned by us that contain hazardous substances allegedly attributable to us from past operations.

Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was approximately $47 million, consisting of (1) approximately $40 million for Exelis-related environmental liabilities, which we recorded at fair value using the acquisition method of accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 805, Business Combinations, with Harris treated as the legal and accounting acquirer; and (2) approximately $7 million for our other environmental liabilities, which we recorded on a discounted basis, using a 2.12 percent discount rate, because the associated payment stream is relatively certain, and for which the estimated aggregate undiscounted amount that will be incurred over the next 10 years is approximately $8 million, with estimated payments for the next five years of approximately $0.8 million per year and an aggregate amount thereafter of approximately $4 million. In each case, the current portion of our estimated environmental liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet.

The relevant factors we considered in estimating our potential liabilities under applicable environmental statutes and regulations included some or all of the following as to each site: incomplete information regarding particular sites and other potentially responsible parties; uncertainty regarding the extent of investigation or remediation; our share, if any, of liability for such conditions; the selection of alternative remedial approaches; changes in environmental standards and regulatory requirements; potential insurance proceeds; cost-sharing agreements with other parties and potential indemnification from successor and predecessor owners of these sites. We do not believe that any uncertainties regarding these relevant factors will materially affect our potential liability under applicable environmental statutes and regulations. We believe the total amount accrued is appropriate based on existing facts and circumstances, although we note the total amount accrued may increase or decrease in future years.

Financial Guarantees and Commercial Commitments — Financial guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. As of July 3, 2015, there were no such contingent commitments accrued for in our Consolidated Balance Sheet.

We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers. As of July 3, 2015, we had total commercial commitments, including performance guarantees, of $738 million.

Financial Instruments and Risk Management — In the normal course of doing business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivative instruments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We recognize all derivatives in our Consolidated Balance Sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. We do not hold or issue derivatives for trading purposes. See Note 20: Derivative Instruments and Hedging Activities for additional information regarding our use of derivative instruments.

Income From Continuing Operations Per Share — For all periods presented in our Consolidated Financial Statements and these Notes, income from continuing operations per share is computed using the two-class method. The two-class method of computing income from continuing operations per share is an earnings allocation formula that determines income from continuing operations per share for common stock and any participating securities according to dividends paid and participation rights in undistributed earnings. Our restricted stock awards and restricted stock unit awards meet the definition of participating securities and are included in the computations of income from continuing operations per basic and diluted common share. Our performance share awards and performance share unit awards do not meet the definition of participating securities because they do not contain rights to receive nonforfeitable dividends and, therefore, are excluded from the computations of income from continuing operations per basic and diluted common share. Under the two-class method, income from continuing operations per common share is computed by dividing the sum of earnings distributed to common shareholders and undistributed earnings allocated to common shareholders by the weighted average number of common shares outstanding for the period. Income from continuing operations per diluted common share is computed using the more dilutive of the two-class method or the treasury stock method. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted average shares outstanding during the period. See Note 16: Income From Continuing Operations Per Share for additional information.

Reclassifications — Certain prior-year amounts have been reclassified in our Consolidated Financial Statements to conform to current-year classifications.

NOTE 2:  ACCOUNTING CHANGES OR RECENT ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards

In the first quarter of fiscal 2015, we adopted an accounting standard issued by FASB that clarifies previous U.S. GAAP regarding the release of cumulative translation adjustment (“CTA”) into earnings in certain situations. When an entity ceases to have a controlling financial interest in a subsidiary or group of assets within a consolidated foreign entity and the sale or transfer of such subsidiary or group of assets results in the complete or substantially complete liquidation of such foreign entity, any related CTA should be reclassified from accumulated other comprehensive income (“AOCI”) and included in the calculation of the gain or loss on the sale or transfer. Upon a sale or complete or substantially complete liquidation of an investment in a consolidated foreign entity that results in either (1) a loss of a controlling financial interest in the foreign entity or (2) an acquirer obtaining control of an acquiree in which the acquirer held an equity interest immediately before the acquisition date in a business combination achieved in stages, any related CTA should be reclassified from AOCI and included in the calculation of the gain or loss on the sale or liquidation. For a sale of part of an ownership interest in a foreign investment that is accounted for as an equity method investment, a pro rata portion of CTA attributable to that investment should be reclassified from AOCI and included in the calculation of the gain or loss on the sale. The adoption of this standard did not impact our financial position, results of operations or cash flows.

In the first quarter of fiscal 2015, we also adopted an accounting standard issued by the FASB that requires unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The adoption of this standard did not impact our financial position, results of operations or cash flows.

In the fourth quarter of fiscal 2015, we adopted an accounting standard issued by the FASB that requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the related debt, consistent with the presentation of a debt discount. The new guidance has been applied on a retrospective basis, as required. The adoption of this standard did not have a material impact on our financial position or cash flows, and did not impact our results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the fourth quarter of fiscal 2015, we adopted an accounting standard issued by the FASB that raises the threshold for disposals to qualify as discontinued operations and allows companies to have significant continuing involvement and continuing cash flows with discontinued operations. This standard also requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This standard is to be applied prospectively. The adoption of this standard did not have a material impact on our financial position or cash flows, and did not impact our results of operations.

In the fourth quarter of fiscal 2015, we adopted an accounting standard issued by the FASB that allows employers with fiscal year ends that do not coincide with a calendar month end to make an accounting policy election to measure defined benefit plan assets and obligations as of the end of the month closest to their fiscal year ends. This practical expedient must be applied consistently to all defined benefit plans. This standard is to be applied prospectively. We applied this new standard when measuring our defined benefit plan assets and obligations as of the end of fiscal 2015. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

Accounting Standards Issued But Not Yet Effective

In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards and supersedes some cost guidance for construction-type and production-type contracts. The guidance in this standard is principles-based, and accordingly, entities will be required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. The guidance in this standard is applicable to all contracts with customers, regardless of industry-specific or transaction-specific fact patterns. Additionally, this standard provides guidance for transactions that were not previously addressed comprehensively (e.g., service revenue, contract modifications and licenses of intellectual property) and modifies guidance for multiple-element arrangements. The core principle of this standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To help financial statement users better understand the nature, amount, timing and potential uncertainty of the revenue that is recognized, this standard requires significantly more interim and annual disclosures. This standard allows for either “full retrospective” adoption (application to all periods presented) or “modified retrospective” adoption (application to only the most current period presented in the financial statements, as well as certain additional required footnote disclosures). On July 9, 2015, the FASB approved a one-year deferral of the effective date, while permitting entities to elect to adopt one year earlier on the original effective date. As a result, this standard is now effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which for us is our fiscal 2019. We are currently evaluating the impact this standard will have on our financial position, results of operations and cash flows.

NOTE 3:  DISCONTINUED OPERATIONS

In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our cyber integrated solutions operation (“CIS”), which provided remote cloud hosting, and to dispose of the related assets, and we reported CIS as discontinued operations beginning with our financial results presented in our Quarterly Report on Form 10-Q for the third quarter of fiscal 2012. On August 27, 2013, we completed the sale of the remaining assets of CIS for $35 million, including $28 million in cash and a $7 million subordinated promissory note, which we collected in the first quarter of fiscal 2015.

In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest our broadcast communications operation (“Broadcast Communications”), which provided digital media management solutions in support of broadcast customers, and we reported Broadcast Communications as discontinued operations beginning with our financial results presented in our Annual Report on Form 10-K for fiscal 2012. On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment, which is currently in arbitration), a $15 million subordinated promissory note (which was collected in fiscal 2014) and an earnout of up to $50 million based on future performance. In the arbitration noted above, the current range of possible outcomes is no additional adjustment to the purchase price, based on our calculation of post-closing working capital, on one hand, to an additional downward adjustment of $67 million to the purchase price, based on the Buyer’s claims in its calculation of post-closing working capital, on the other hand. We are not able to determine the likely outcome of the arbitration, but we believe the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Buyer’s claims in its calculation of post-closing working capital are without merit and its asserted additional downward adjustment to the purchase price is significantly overstated, and we intend to defend against the Buyer’s claims and asserted additional downward adjustment to the purchase price vigorously.

Both CIS and Broadcast Communications were formerly part of our Integrated Network Solutions segment.

Discontinued operations in fiscal 2014 consisted of an $18 million ($7 million after-tax) increase in the loss on sale of Broadcast Communications from miscellaneous adjustments for contingencies related to the disposition, and a $3 million ($2 million after-tax) gain on sale of the remaining assets of CIS. In fiscal 2014, the $10 million discontinued operations tax benefit included a $5 million tax benefit recorded in the third quarter of fiscal 2014, primarily related to the realization of additional tax deductions in respect of Broadcast Communications on various fiscal 2013 tax returns compared with our recorded estimates at the end of fiscal 2013.

Discontinued operations in fiscal 2013 included a loss of $33 million ($32 million after-tax) on the sale of Broadcast Communications in the third quarter of fiscal 2013, as well as non-cash impairment charges totaling $314 million ($297 million after-tax) recorded during the first two quarters of fiscal 2013 related to Broadcast Communications based on indicators of value, including financial performance, market conditions, indications of value from interested parties and our entering into a definitive Asset Sale Agreement relating to the sale of Broadcast Communications. Additionally, based on market indications during fiscal 2013, we recorded non-cash impairment charges totaling $16 million ($10 million after-tax) to write down assets of CIS to their estimated fair value, less estimated costs to sell.

We did not have any discontinued operations in fiscal 2015. Summarized financial information for our discontinued operations in fiscal 2014 and 2013 related to CIS and Broadcast Communications is as follows:

	2014	2013
	(In millions)
Revenue from product sales and services	$—	$260

Loss before income taxes	$—	$(342)
Income taxes	—	21

Loss from discontinued operations	—	(321)
Loss on sale of discontinued operations, net of income tax benefit of $10 million and $1 million in fiscal 2014 and 2013, respectively	(5)	(32)

Discontinued operations, net of income taxes	$(5)	$(353)

NOTE 4:  BUSINESS COMBINATIONS

During fiscal 2015 we made one significant acquisition. On May 29, 2015, we acquired Exelis, a diversified, top-tier global aerospace, defense, information and services company that leverages a 50-year legacy of deep customer knowledge and technical expertise to deliver affordable, mission-critical solutions for global customers. Exelis is a leader in positioning and navigation, sensors, air traffic management solutions, image processing and distribution, communications and information systems; and focused on strategic growth in the areas of critical networks, intelligence, surveillance and reconnaissance (“ISR”) and analytics, electronic warfare and composite aerostructures. We acquired 100 percent of Exelis in a cash and stock transaction. The total net purchase price was approximately $4.7 billion, including approximately $1.5 billion in Company shares and $3.2 billion in cash, net of cash acquired. Upon closing, our shareholders owned approximately 84 percent of the combined company, and Exelis shareholders owned approximately 16 percent of the combined company. The source of funds for the cash payment was cash on hand and third-party debt financing, including a combination of borrowings under a new secured term loan facility in an aggregate amount of $1.3 billion and a portion of the proceeds from the issuance of new debt securities in an aggregate principal amount of $2.4 billion. See Note 13: Long-term Debt for additional information. In fiscal 2015, we reported Exelis as a separate business segment.

Our accounting for this acquisition is preliminary. The fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of these preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets and tax-related items.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables provide further detail of the Exelis acquisition in fiscal 2015:

Exelis
(In millions)
Date of acquisition	5/29/15
Reporting business segment	Exelis
Cash consideration paid for Exelis outstanding common stock	$3,128
Cash consideration paid for Exelis outstanding stock options	125
Cash consideration paid for Exelis outstanding restricted stock units	38
Cash consideration paid for dividends to Exelis shareholders	21

Total cash consideration paid	3,312
Less cash acquired	(130)

Net cash consideration paid	3,182
Fair value of Harris common stock issued for Exelis common stock	1,527

Total net purchase price paid	$4,709

Allocation of purchase price:
Receivables	$592
Inventories	438
Other current assets	587
Property, plant and equipment	458
Goodwill	4,690
Identifiable intangible assets	1,606
Other non-current assets	173

Total assets acquired	8,544

Accounts payable and accrued expenses	489
Advance payments and unearned income	225
Defined benefit plans	2,311
Long-term debt	726
Other long-term liabilities	84

Total liabilities acquired	3,835

Net assets acquired	$4,709

	Exelis
	Weighted Average Amortization Period	Total
	(In years)	(In millions)
Identifiable Intangible Assets:
Customer relationships	13	$1,401
Developed technology	11	150
Trade names and trademarks — Exelis	2	15
Trade names and trademarks — Product	10	40

Weighted average amortization period and total	13	$1,606

In connection with the acquisition of Exelis, we assumed severance payment obligations for Exelis employees under Exelis’ preexisting enhanced severance plans. These obligations were principally due to the change in control resulting from the acquisition. We evaluated the severance payment obligations for certain Exelis senior executives and determined that, in substance, they resulted from a single event (the change in control) and accordingly, we have accounted for such severance payment obligation as an assumed liability in connection with our acquisition of Exelis. These costs totaled approximately $21 million. Additionally, we recorded approximately $32 million of severance costs as post-acquisition expense for the remaining Exelis non-executive employees covered by Exelis’ preexisting enhanced severance arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pro Forma Results (Unaudited)

The following summary, prepared on a pro forma basis, presents our unaudited consolidated results of operations for fiscal 2015 and 2014 as if the acquisition of Exelis had been completed as of the beginning of fiscal 2014, after including in fiscal 2014 any post-acquisition adjustments directly attributable to the acquisition, and after including the impact of adjustments such as amortization of intangible assets, interest expense on related borrowings and new shares issued and, in each case, the related income tax effects. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of our results of operations had we owned Exelis for the entire periods presented. In the following table, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders.

	2015	2014
	(In millions, except per share amounts)
Revenue from product sales and services — as reported	$5,083	$5,012
Revenue from product sales and services — pro forma	$8,085	$8,287
Income from continuing operations — as reported	$334	$540
Income from continuing operations — pro forma	$455	$707

The goodwill resulting from the Exelis acquisition was primarily associated with Exelis’ market presence and leading positions, growth opportunities in the markets in which they operated, experienced work force and established operating infrastructures. Most of the goodwill related to the Exelis acquisition is nondeductible for tax purposes. The Exelis goodwill is preliminary, and we expect to complete the related goodwill allocation under our new business structure effective in fiscal 2016.

NOTE 5:  RECEIVABLES

Receivables are summarized below:

	2015	2014
	(In millions)
Accounts receivable	$837	$458
Unbilled costs and accrued earnings on cost-plus contracts	343	115

	1,180	573
Less allowances for collection losses	(12)	(7)

	$1,168	$566

We expect to bill during fiscal 2016 substantially all unbilled costs outstanding at July 3, 2015.

NOTE 6:  INVENTORIES

Inventories are summarized below:

	2015	2014
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$463	$347
Finished products	100	105
Work in process	256	36
Raw materials and supplies	196	131

	$1,015	$619

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $85 million at July 3, 2015 and $101 million at June 27, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7:  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized below:

	2015	2014
	(In millions)
Land	$45	$13
Software capitalized for internal use	155	135
Buildings	587	492
Machinery and equipment	1,526	1,104

	2,313	1,744
Less accumulated depreciation and amortization	(1,148)	(1,016)

	$1,165	$728

Depreciation and amortization expense related to property, plant and equipment was $155 million, $142 million and $146 million in fiscal 2015, 2014 and 2013, respectively.

NOTE 8:  GOODWILL

Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. As noted at “Principles of Consolidation” section of Note 1: Significant Accounting Policies, we completed the divestiture of HCS (reported as part of our Integrated Network solutions segment) on July 1, 2015. In accordance with GAAP, we applied the relative fair value method and determined that $24 million of goodwill was allocable to HCS as part of its carrying value in determining the gain or loss on divestiture. The amount of goodwill not allocated to HCS was retained at Integrated Network Solutions, and we then tested the total goodwill remaining at Integrated Network Solutions segment and determined that there was no impairment of goodwill at this segment.

Changes in the carrying amount of goodwill for the fiscal years ended July 3, 2015 and June 27, 2014, by business segment, were as follows:

	RF Communications	Government Communications Systems	Integrated Network Solutions	Exelis	Total
	(In millions)
Balance at June 28, 2013	$422	$290	$980	$—	$1,692
Currency translation adjustments	(1)	—	20	—	19

Balance at June 27, 2014	421	290	1,000	—	1,711
Goodwill acquired	—	5	—	4,690	4,695
Goodwill decrease from divestitures	—	—	(24)	—	(24)
Currency translation adjustments	(5)	1	(33)	3	(34)

Balance at July 3, 2015	$416	$296	$943	$4,693	$6,348

NOTE 9:  INTANGIBLE ASSETS

We assess the recoverability of the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.

Intangible assets are summarized below:

	2015			2014
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
	(In millions)
Customer relationships	$1,718	$203	$1,515	$344	$164	$180
Developed technologies	253	67	186	102	55	47
Contract backlog	49	48	1	66	48	18
Trade names	81	22	59	26	17	9
Other	37	23	14	5	1	4

Total intangible assets	$2,138	$363	$1,775	$543	$285	$258

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The significant increase in intangible assets during fiscal 2015 was due to the Exelis acquisition. See Note 4: Business Combinations for additional information.

Amortization expense related to intangible assets was $68 million, $59 million and $75 million in fiscal 2015, 2014 and 2013, respectively. Fiscal 2015 includes approximately $11 million of amortization expense for intangible assets related to our acquisition of Exelis.

Future estimated amortization expense for intangible assets is as follows:

Total
(In millions)
Fiscal Years:
2016	$181
2017	166
2018	153
2019	150
2020	135
Thereafter	990

Total	$1,775

NOTE 10:  ACCRUED WARRANTIES

Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Consolidated Balance Sheet, during fiscal 2015 and 2014, were as follows:

	2015	2014
	(In millions)
Balance at June 27, 2014	$33	$40
Warranty provision for sales	16	15
Settlements	(15)	(16)
Other adjustments to warranty liability, including those for acquisitions and foreign currency translation	2	(6)

Balance at July 3, 2015	$36	$33

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties at July 3, 2015 and June 27, 2014 was $36 million and $39 million, respectively, and is included as a component of the “Advance payments and unearned income” and “Other long-term liabilities” line items in our Consolidated Balance Sheet.

NOTE 11:  CREDIT ARRANGEMENTS

2015 Credit Agreement

On July 1, 2015, we established a new $1 billion 5-year senior unsecured revolving credit facility (the “2015 Credit Facility”) by entering into a Revolving Credit Agreement (the “2015 Credit Agreement”) with a syndicate of lenders that replaced our prior credit facilities. The 2015 Credit Facility replaces our prior $1 billion 5-year senior unsecured revolving credit facility established under the Revolving Credit Agreement, dated as of September 28, 2012, as amended by Amendment No. 1 thereto dated as of February 25, 2015 (as so amended, the “2012 Credit Agreement”). No loans or letters of credit under the 2012 Credit Agreement were outstanding at the time of, or were repaid in connection with, such termination. The 2012 Credit Agreement was scheduled to terminate on September 28, 2017, and we incurred no early termination penalties as a result of such termination.

The 2015 Credit Agreement provides for the extension of credit to us in the form of revolving loans, including swingline loans and letters of credit, at any time and from time to time during the term of the 2015 Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $1 billion for both revolving loans and letters of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

credit, with a sub-limit of $70 million for swingline loans and a sub-limit of $175 million for letters of credit. Borrowings under the 2015 Credit Agreement may be denominated in U.S. Dollars, Euros, Sterling and any other currency acceptable to the administrative agent and the lenders, with a non-U.S. currency sub-limit of $200 million. The 2015 Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the 2015 Credit Agreement by an amount not to exceed $500 million. Only consenting lenders (including new lenders reasonably acceptable to the administrative agent) will participate in any increase. In no event will the maximum amount of credit extensions available under the 2015 Credit Agreement exceed $1.5 billion. The proceeds of loans or letters of credit borrowings under the 2015 Credit Agreement are restricted from being used for hostile acquisitions (as defined in the 2015 Credit Agreement) or for any purpose in contravention of applicable laws. We are not otherwise restricted under the 2015 Credit Agreement from using the proceeds of loans or letters of credit borrowings under the 2015 Credit Agreement for working capital and other general corporate purposes or from using the 2015 Credit Facility to refinance existing debt and to repay maturing commercial paper issued by us from time to time. Subject to certain conditions stated in the 2015 Credit Agreement (including the absence of any default and the accuracy of certain representations and warranties), we may borrow, prepay and re-borrow amounts under the 2015 Credit Agreement at any time during the term of the 2015 Credit Agreement.

The 2015 Credit Agreement provides that we may designate wholly-owned subsidiaries organized in the United States, Canada or the United Kingdom (or such other jurisdictions as all lenders shall approve) as borrowers under the 2015 Credit Agreement. The obligations of any such subsidiary borrower shall be guaranteed by us.

The 2015 Credit Agreement provides that we may from time to time designate certain of our subsidiaries as unrestricted subsidiaries, which means certain of the representations and covenants in the 2015 Credit Agreement do not apply in respect of such subsidiaries.

At our election, borrowings under the 2015 Credit Agreement denominated in U.S. Dollars will bear interest either at (i) the eurocurrency rate for the applicable interest period plus an applicable margin, or (ii) the base rate plus an applicable margin. The eurocurrency rate for an interest period is the rate per annum equal to (a) the London interbank offered rate (“LIBOR”) for such interest period, divided by (b) a percentage equal to 1.00 minus the daily average eurocurrency reserve rate for such interest period. The applicable interest rate margin over the eurocurrency rate is initially equal to 1.500%, but may increase (to a maximum amount of 2.000%) or decrease (to a minimum amount of 1.125%) based on changes in the ratings of our senior unsecured long-term debt securities (“Senior Debt Ratings”). The base rate is a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 0.50%, (ii) SunTrust Bank’s publicly announced prime lending rate for U.S. Dollars, or (iii) the eurocurrency rate determined on a daily basis for a one-month interest period plus 100 basis points. The applicable interest rate margin over the base rate is initially equal to 0.500%, but may increase (to a maximum amount of 1.000%) or decrease (to a minimum amount of 0.125%) based on changes in our Senior Debt Ratings. Borrowings under the 2015 Credit Agreement denominated in a currency other than U.S. Dollars will bear interest at the eurocurrency rate for the applicable interest period plus an applicable margin, as described above, plus, in some cases, additional costs. Letter of credit fees are also determined based on our Senior Debt Ratings.

In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the 2015 Credit Agreement and letter of credit fees, we are required to pay a quarterly unused commitment fee, which shall accrue at an applicable rate per annum multiplied by the actual daily amount of the lenders’ aggregate unused commitments under the 2015 Credit Agreement. The applicable rate per annum for the unused commitment fee is initially equal to 0.200%, but may increase (to a maximum amount of 0.300%) or decrease (to a minimum amount of 0.125%) based on changes in our Senior Debt Ratings.

The 2015 Credit Agreement contains certain representations and warranties for the benefit of the administrative agent and the lenders, including representations relating to: due incorporation and good standing; due authorization of the 2015 Credit Agreement documentation; absence of any requirement for governmental or third party authorization for the due execution, delivery and performance of the 2015 Credit Agreement documentation; enforceability of the 2015 Credit Agreement documentation; accuracy of financial statements; no material adverse effect since June 27, 2014; absence of material undisclosed litigation on July 1, 2015; compliance with the Employee Retirement Income Security Act of 1974 (“ERISA”) and environmental, anti-money laundering, sanctions, anti-corruption and certain other laws; payment of taxes; and solvency.

The 2015 Credit Agreement contains certain affirmative covenants, including covenants relating to: reporting obligations; maintenance of corporate existence and good standing; compliance with laws; maintenance of properties and insurance; payment of taxes; compliance with ERISA and environmental, anti-money laundering, sanctions, export

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

controls, anti-corruption and certain other laws; visitation and inspection by the administrative agent and the lenders; and subsidiary guarantees. The 2015 Credit Agreement also contains certain negative covenants, including covenants: limiting certain liens on assets; limiting certain mergers, consolidations or sales of assets; limiting certain sale and leaseback transactions; limiting certain vendor financing investments; and limiting certain investments in unrestricted subsidiaries. The 2015 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2015 Credit Agreement, to be greater than (i) 0.675:1.00 from and including May 29, 2015 until and including February 29, 2016 and (ii) 0.65:1.00 thereafter. We were in compliance with the covenants in the 2015 Credit Agreement at July 3, 2015.

The 2015 Credit Agreement contains certain events of default, including: failure to make payments under the 2015 Credit Agreement; failure to perform or observe terms, covenants or agreements contained in the 2015 Credit Agreement; material inaccuracy of any representation or warranty under the 2015 Credit Agreement; payment default by us or certain of our subsidiaries under other indebtedness with a principal amount in excess of $100 million or acceleration of or ability to accelerate such other indebtedness; occurrence of one or more final judgments or orders for the payment by us or certain of our subsidiaries of money in excess of $100 million that remain unsatisfied; incurrence by us or certain of our subsidiaries of certain ERISA liability in excess of $100 million; any bankruptcy or insolvency of Harris or any material subsidiary; invalidity of 2015 Credit Agreement documentation; or a change of control (as defined in the 2015 Credit Agreement) of Harris. If an event of default occurs, then the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.

All principal amounts borrowed or outstanding under the 2015 Credit Agreement are due on July 1, 2020, unless (i) the commitments are terminated earlier either at the request of us or if certain events of default described in the 2015 Credit Agreement occur or (ii) the maturity date is extended pursuant to provisions allowing us, from time to time after July 1, 2016, but at least 45 days prior to the scheduled maturity date then in effect, to request that the scheduled maturity date then in effect be extended by one calendar year (with no more than one such extension permitted in any calendar year and no more than two such extensions during the term of the 2015 Credit Agreement), subject to approval by lenders holding a majority of the commitments under the 2015 Credit Agreement and satisfaction of certain conditions stated in the 2015 Credit Agreement (including the absence of any default and the accuracy of certain representations and warranties); provided, however, that all revolving loans of those lenders declining to participate in the requested extension and whose commitments under the 2015 Credit Agreement have not been replaced pursuant to customary replacement rights in favor of us shall remain due and payable in full, and all commitments under the 2015 Credit Agreement of such declining lenders shall terminate, on the maturity date in effect prior to the requested extension. At July 3, 2015, we had no borrowings outstanding under the 2015 Credit Agreement and no short-term debt outstanding under our commercial paper program that was supported by the 2015 Credit Facility.

Other

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

NOTE 12:  SHORT-TERM DEBT

Our short-term debt at July 3, 2015 and June 27, 2014 was $33 million and $58 million, respectively. The weighted-average interest rate for our short-term debt was 5.1 percent at July 3, 2015 and 2.8 percent at June 27, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13:  LONG-TERM DEBT

Long-term debt is summarized below:

	2015	2014
	(In millions)
Variable-rate term loans:
3-year tranche, due May 29, 2018	$634	$—
5-year tranche, due May 29, 2020	634	—

Total variable-rate debt	1,268	—

Fixed-rate debt:
4.25% notes, due October 1, 2016 (Exelis)	250	—
5.95% notes, due December 1, 2017	—	400
1.999% notes, due April 27, 2018	500	—
6.375% notes, due June 15, 2019	—	350
2.700% notes, due April 27, 2020	400	—
4.4% notes, due December 15, 2020	400	400
5.55% notes, due October 1, 2021 (Exelis)	400	—
3.832% notes, due April 27, 2025	600	—
7.0% debentures, due January 15, 2026	100	100
6.35% debentures, due February 1, 2028	26	26
4.854% notes, due April 27, 2035	400	—
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	—
Other	24	1

Total fixed-rate debt	3,900	1,577

Total debt	5,168	1,577
Less: current portion of long-term debt	(130)	(2)

Total long-term debt	5,038	1,575
Plus: unamortized bond premium	51	—
Less: unamortized discounts	(3)	(4)
Less: unamortized debt issuance costs	(33)	(7)

Total long-term debt, net	$5,053	$1,564

The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2015 and, in total, thereafter are: $130 million in fiscal 2016; $381 million in fiscal 2017; $1.069 billion in fiscal 2018; $66 million in fiscal 2019; $775 million in fiscal 2020; and $2.747 billion thereafter. In connection with our acquisition of Exelis (which is 100 percent owned by Harris Corporation), Harris Corporation fully and unconditionally guaranteed all of the long-term fixed-rate debt securities issued by Exelis Inc. outstanding at the time of the acquisition, consisting of $250 million in aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 million in aggregate principal amount of 5.55% senior notes due October 1, 2021, as indicated in the table above. In addition, Exelis Inc. fully and unconditionally guaranteed all of the long-term fixed-rate debt securities issued by Harris Corporation outstanding at the time of the acquisition, consisting of the nine other series of fixed-rate debt securities listed in the “2015” column in the table above, in an aggregate principal amount of $3.226 billion. We currently expect that in fiscal 2016 Exelis Inc. will merge with and into Harris Corporation, with Harris Corporation being the surviving entity, and the cross guarantees of our outstanding long-term fixed-rate debt securities as described above will terminate. See Note 26: Condensed Consolidating Financial Statements for supplemental financial statements that reflect the cross-guarantor structure with respect to our outstanding long-term fixed-rate debt securities.

New Long-Term Debt in Fiscal 2015

Variable-rate Term Loans:    On May 29, 2015, in connection with the closing of our acquisition of Exelis, we borrowed $1.3 billion under our Term Loan Agreement (the “Term Loan Agreement”), dated as of March 16, 2015,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

with a syndicate of lenders. The Term Loan Agreement provides for total term loan commitments of $650 million in a 3-year tranche and $650 million in a 5-year tranche, for an aggregate principal amount of $1.3 billion. The proceeds of the term loans were used for consummating our acquisition of Exelis and other transactions and payments related thereto. At our election, borrowings under the Term Loan Agreement will bear interest either at (i) the eurodollar rate plus an applicable margin, or (ii) the base rate plus an applicable margin. The eurodollar rate for an interest period is the rate per annum equal to (a) LIBOR for such interest period, divided by (b) a percentage equal to 1.00 minus the daily average eurodollar reserve rate for such interest period. For both tranches of term loans, the applicable interest rate margin over the eurodollar rate may range from a minimum of 1.125% to a maximum of 2.00% based on our Senior Debt Ratings. The base rate is a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime lending rate published in The Wall Street Journal, and (iii) the eurodollar rate determined on a daily basis for a one-month interest period plus 100 basis points. For both tranches of term loans, the applicable interest rate margin over the base rate may range from a minimum of 0.125% to a maximum of 1.00% based on our Senior Debt Ratings. Borrowings under the Term Loan Agreement are denominated in U.S. Dollars.

Under the Term Loan Agreement, we may, at any time or from time to time, voluntarily prepay term loans of either tranche in whole or in part without premium or penalty, but we may not re-borrow amounts thereunder. The Term Loan Agreement contains certain representations and warranties for the benefit of the administrative agent and the lenders, including representations relating to: due incorporation and good standing; due authorization of the Term Loan Agreement documentation; absence of any requirement for governmental or third party authorization for the due execution, delivery and performance of any Term Loan Agreement documentation; enforceability of the Term Loan Agreement documentation; accuracy of financial statements; no material adverse effect since June 27, 2014; absence of material undisclosed litigation on March 16, 2015; compliance with ERISA and certain other laws; payment of taxes; and solvency. The Term Loan Agreement contains certain affirmative covenants, including covenants relating to: reporting obligations; maintenance of corporate existence and good standing; compliance with laws; maintenance of properties and insurance; payment of taxes; compliance with environmental laws and ERISA; and visitation and inspection by the administrative agent and the lenders. The Term Loan Agreement also requires that certain of our subsidiaries that incur, borrow or guarantee debt in a principal amount exceeding $100 million become guarantors under the Term Loan Agreement. The Term Loan Agreement also contains certain negative covenants, including covenants: limiting certain liens on assets; limiting certain mergers, consolidations or sales of assets; limiting certain sale and leaseback transactions; limiting certain vendor financing investments; and limiting certain investments in unrestricted subsidiaries. The Term Loan Agreement also requires that we not permit at any time our ratio of consolidated total indebtedness to total capital, each as defined in the Term Loan Agreement, to be greater than (x) 0.675:1.00 between May 29, 2015 and February 29, 2016 and (y) 0.65:1.00 thereafter. We were in compliance with the covenants in the Term Loan Agreement at July 3, 2015.

The Term Loan Agreement contains certain events of default, including: failure to make payments under the Term Loan Agreement; failure to perform or observe terms, covenants or agreements contained in the Term Loan Agreement; material inaccuracy of any representation or warranty under the Term Loan Agreement; payment default by us or certain of our subsidiaries under other indebtedness with a principal amount in excess of $100 million or acceleration of or ability to accelerate such other indebtedness; occurrence of one or more final judgments or orders for the payment by us of money in excess of $100 million that remain unsatisfied; incurrence by us or certain of our subsidiaries of certain ERISA liabilities in excess of $100 million; any bankruptcy or insolvency of Harris or any material subsidiary; invalidity of Term Loan Agreement documentation; or a change of control (as defined in the Term Loan Agreement). If any event of default occurs, then the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.

The Term Loan Agreement requires, for each tranche of term loans, quarterly principal amortization payments equal to 2.50% of the initial principal amount of the term loans in such tranche on May 29, 2015, with the balance of the term loans payable in full on May 29, 2018 for loans in the 3-year tranche and on May 29, 2020 for loans in the 5-year tranche, unless the commitments are terminated earlier either at our request or if certain events of default described in the Term Loan Agreement occur. We incurred $6 million of debt issuance costs related to the issuance of the term loans, which are being amortized on a straight-line basis over the respective lives of the two tranches, which approximates the effective interest rate method, and such amortization is reflected as a portion of interest expense in our Consolidated Statement of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fixed-rate Debt:    On April 27, 2015, in connection with the then pending acquisition of Exelis, to fund a portion of the cash consideration and other amounts payable under the terms of the merger agreement and to redeem certain of our existing notes, we completed the issuance of new long-term fixed-rate debt securities in an aggregate principal amount of $2.4 billion, comprised of five tranches with principal amounts, interest rates and maturity dates as follows:

•	$500 million in aggregate principal amount of 1.999% Notes due April 27, 2018 (the “New 2018 Notes”),
•	$400 million in aggregate principal amount of 2.700% Notes due April 27, 2020 (the “New 2020 Notes”),
•	$600 million in aggregate principal amount of 3.832% Notes due April 27, 2025 (the “New 2025 Notes”),
•	$400 million in aggregate principal amount of 4.854% Notes due April 27, 2035 (the “New 2035 Notes”), and
•

$500 million in aggregate principal amount of 5.054% Notes due April 27, 2045 (the “New 2045 Notes” and collectively with the New 2018 Notes, the New 2020 Notes, the New 2025 Notes and the New 2035 Notes, the “New Notes”).

Interest on each series of the New Notes is payable semi-annually in arrears on April 27 and October 27 of each year, commencing October 27, 2015. At any time and from time to time prior to April 27, 2018 (in the case of the New 2018 Notes), March 27, 2020 (in the case of the New 2020 Notes), January 27, 2025 (in the case of the New 2025 Notes), October 27, 2034 (in the case of the New 2035 Notes) and October 27, 2044 (in the case of the New 2045 Notes), we may redeem the applicable series of notes, in whole or in part, at our option, at the applicable “make-whole” redemption price. The applicable “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus (i) 20 basis points in the case of the New 2018 Notes, (ii) 20 basis points in the case of the New 2020 Notes, (iii) 30 basis points in the case of the New 2025 Notes, (iv) 35 basis points in the case of the New 2035 Notes, and (v) 40 basis points in the case of the New 2045 Notes. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to, but not including, the redemption date. Except as set forth above, the New 2018 Notes are not redeemable prior to maturity. At any time and from time to time on or after March 27, 2020 (in the case of the New 2020 Notes), January 27, 2025 (in the case of the New 2025 Notes), October 27, 2034 (in the case of the New 2035 Notes) and October 27, 2044 (in the case of the New 2044 Notes), we may redeem the applicable series of notes, in whole or in part, at our option, at a redemption price equal to 100 percent of the principal amount of the notes being redeemed, plus accrued interest on the principal amount of the notes being redeemed to, but not including, the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the New Notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We incurred $23 million of debt issuance costs related to the issuance of the New Notes, respectively, which are being amortized on a straight-line basis over the respective lives of the notes, which approximates the effective interest rate method, and such amortization is reflected as a portion of interest expense in our Consolidated Statement of Income.

Exelis Fixed-rate Debt Outstanding at Time of Acquisition:    Our long-term debt includes long-term fixed-rate debt securities issued by Exelis Inc. that were outstanding when we acquired Exelis on May 29, 2015, which consisted of $250 million in aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 million in aggregate principal amount of 5.55% senior notes due October 1, 2021 (together, the “Exelis Notes”). As part of our purchase accounting, the Exelis Notes were recorded at fair value ($702 million on a combined basis, representing a premium of $52 million), and unamortized debt issuance costs related to the Exelis Notes were written off as of May 29, 2015. This premium will be amortized to interest expense over the lives of the related Exelis Notes on a straight-line basis which approximates the effective interest rate method, and such amortization is reflected as a reduction of interest expense in our Consolidated Statement of Income. Accrued interest payable on the Exelis Notes is payable on April 1 and October 1 of each year.

The Exelis Notes are subject to the terms of an indenture with Union Bank, N.A., as trustee (the “Exelis Indenture”). The Exelis Indenture includes covenants that restrict our ability, subject to exceptions, to incur indebtedness secured by liens or engage in sale and leaseback transactions. The Exelis Indenture also provides for customary events of default, including but not limited to: failure to pay interest for 30 days; failure to pay principal when due; failure to perform any other covenant in the Exelis Indenture for 90 days after receipt of notice from the trustee or from holders of 25 percent of the outstanding principal amount; and certain events of bankruptcy, insolvency or reorganization of Exelis Inc. We may redeem the Exelis Notes at any time in whole or, from time to time, in part at the applicable “make-whole” redemption price. The applicable “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the Exelis Notes being redeemed or the sum of the present values of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

remaining scheduled payments of principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined, plus 50 basis points, plus in each case accrued and unpaid interest to the date of redemption.

Long-Term Debt Redeemed in Fiscal 2015

On May 27, 2015, we completed our optional redemption of the entire outstanding $400 million aggregate principal amount of our 5.95% Notes due December 1, 2017, which we issued on December 5, 2007, at a “make-whole” redemption price as set forth in the notes. The “make-whole” redemption price was $448 million, and after adjusting for the carrying value of our debt issuance costs and discounts, we recorded a $51 million loss on prepayment of long-term debt in the fourth quarter of fiscal 2015, which we included in the “Non-operating income (loss)” line item in our Consolidated Statement of Income.

On May 27, 2015, we completed our optional redemption of the entire outstanding $350 million aggregate principal amount of our 6.375% Notes due June 15, 2019, which we issued on June 9, 2009, at a “make-whole” redemption price as set forth in the notes. The “make-whole” redemption price was $415 million, and after adjusting for the carrying value of our debt issuance costs and discounts, we recorded a $67 million loss on prepayment of long-term debt in the fourth quarter of fiscal 2015, which we included in the “Non-operating income (loss)” line item in our Consolidated Statement of Income.

Long-Term Debt From Prior to Fiscal 2015 That Remains Outstanding

On December 3, 2010, we completed the issuance of $400 million in aggregate principal amount of 4.4% Notes due December 15, 2020 (the “2020 Notes”) and $300 million in aggregate principal amount of 6.15% Notes due December 15, 2040 (the “2040 Notes”). Interest on each of the 2020 Notes and the 2040 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. We may redeem the 2020 Notes and/or the 2040 Notes at any time in whole or, from time to time, in part at the applicable “make-whole” redemption price. The applicable “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 25 basis points in the case of the 2020 Notes and 35 basis points in the case of the 2040 Notes. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to, but not including, the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We incurred $6 million and $5 million in debt issuance costs and discounts related to the issuance of the 2020 Notes and 2040 Notes, respectively, which are being amortized on a straight-line basis over the respective lives of the notes, which approximates the effective interest rate method, and are reflected as a portion of interest expense in our Consolidated Statement of Income.

In January 1996, we completed the issuance of $100 million in aggregate principal amount of 7.0% Debentures due January 15, 2026. The debentures are not redeemable prior to maturity.

In February 1998, we completed the issuance of $150 million in aggregate principal amount of 6.35% Debentures due February 1, 2028. On December 5, 2007, we repurchased and retired $25 million in aggregate principal amount of the debentures. On February 1, 2008, we redeemed $99 million in aggregate principal amount of the debentures pursuant to the procedures for redemption at the option of the holders of the debentures. We may redeem the remaining $26 million in aggregate principal amount of the debentures in whole, or in part, at any time at a pre-determined redemption price.

The following table presents the carrying amounts and estimated fair values of our long-term debt:

	July 3, 2015		June 27, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$5,183	$5,230	$1,566	$1,800

(1)	The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFITS

Defined Contribution Plans

We sponsor numerous defined contribution savings plans, which allow our eligible employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits and make base contributions, generally totaling between 2.0% to 7.5% of employee eligible pay. Matching contributions and base contributions charged to expense were $58 million, $55 million and $60 million for fiscal 2015, 2014 and 2013, respectively.

We also sponsor a supplemental executive retirement plan, which is a nonqualified deferred compensation arrangement for highly compensated employees (within the meaning of section 201(2) of ERISA). The plan obligations are funded by investments held in a Rabbi Trust.

The following table provides the fair value our deferred compensation plan investments and liabilities by category and by fair value hierarchy level as of July 3, 2015:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Deferred compensation plan investments: (1)
Corporate-owned life insurance	$—	$17	$—	$17
Stock fund	55	—	—	55
Equity security	35	—	—	35
Liabilities
Deferred compensation plans (2)	43	78	—	121

(1)	Represents investments held in a Rabbi Trust associated with our non-qualified deferred compensation plans, which we include in the “Deferred compensation plan investments” and “Other non-current assets” line items in our Consolidated Balance Sheet.
(2)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Deferred compensation plan liabilities” and “Other long-term liabilities” line items in our Consolidated Balance Sheet. Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.

Defined Benefit Plans

Some of our employees participate in numerous defined benefit pension plans and benefits for most participants under the terms of these plans are based on the employee’s years of service and compensation. We fund these plans as required by statutory regulations and through discretionary contributions. Some of our employees also participate in other postretirement defined benefit plans such as health care and life insurance plans.

The U.S. Salaried Retirement Plan (“U.S. SRP”) is our largest defined benefit pension plan, with assets valued at $4.0 billion and a projected benefit obligation of $5.6 billion as of July 3, 2015. Effective December 31, 2016, all future benefit accruals under the U.S. SRP will be frozen.

Balance Sheet Information

Amounts recognized in our Consolidated Balance Sheet for defined benefit pension plans and other postretirement defined benefit plans (collectively, “defined benefit plans”) reflect the funded status of our plans. The following table provides a summary of the funded status of our defined benefit plans and the presentation of such balances within our Consolidated Balance Sheet:

	July 3, 2015
	Pension	Other Benefits	Total
	(In millions)
Fair value of plan assets	$4,500	$257	$4,757
Projected benefit obligation	(6,493)	(445)	(6,938)

Funded status	(1,993)	(188)	(2,181)
Amounts reported within:
Other non-current assets	7	—	7
Deferred compensation plan liabilities	(245)	—	(245)

Defined benefit plans	$(1,755)	$(188)	$(1,943)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A portion of our projected benefit obligation includes amounts that have not yet been recognized as expense (or reductions of expense) in our results of operations. Such amounts are recorded within accumulated other comprehensive loss until they are amortized as a component of net periodic benefit cost. The following table provides a summary of pre-tax amounts recorded within accumulated other comprehensive loss:

	July 3, 2015
	Pension	Other Benefits	Total
	(In millions)
Net actuarial gain	$(98)	$(2)	$(100)
Net prior service credit	—	(6)	(6)

	$(98)	$(8)	$(106)

The following table provides a roll-forward of the projected benefit obligations for our defined benefit plans:

	July 3, 2015
	Pension	Other Benefits	Total
	(In millions)
Change in benefit obligation
Benefit obligation at beginning of fiscal year	$83	$21	$104
Liabilities assumed through acquisition	6,619	460	7,079
Service cost	7	1	8
Interest cost	23	2	25
Actuarial gain	(201)	(13)	(214)
Prior service credit	—	(19)	(19)
Benefits paid	(32)	(4)	(36)
Other	(6)	(3)	(9)

Benefit obligation at end of fiscal year	$6,493	$445	$6,938

The following table provides a roll-forward of the plans assets and the ending funded status for our defined benefit plans:

	July 3, 2015
	Pension	Other Benefits	Total
	(In millions)
Change in plan assets
Plan assets at beginning of fiscal year	$91	$—	$91
Assets acquired through acquisition	4,499	269	4,768
Actual return on plan assets	(52)	(4)	(56)
Employer contributions	1	—	1
Benefits paid	(32)	(8)	(40)
Foreign exchange loss	(7)	—	(7)

Plan assets at end of fiscal year	$4,500	$257	$4,757

Funded status at end of fiscal year	$(1,993)	$(188)	$(2,181)

The accumulated benefit obligation for all defined benefit pension plans was $6.5 billion at July 3, 2015. The following table provides information for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

July 3, 2015
(In millions)
Projected benefit obligation	$6,407
Accumulated benefit obligation	6,387
Fair value of plan assets	4,407

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Statement Information

The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for fiscal 2015, as they pertain to our defined benefit plans:

	July 3, 2015
	Pension	Other Benefits	Total
	(In millions)
Net periodic benefit cost
Service cost	$7	$1	$8
Interest cost	23	2	25
Expected return on plan assets	(32)	(2)	(34)
Amortization of prior service credit	—	(13)	(13)
Amortization of net actuarial loss	1	6	7

Total net periodic benefit cost	(1)	(6)	(7)

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial gain	(117)	(5)	(122)
Prior service credit	—	(19)	(19)
Amortization of prior service credit	—	13	13
Amortization of net actuarial loss	(1)	(6)	(7)

Total change recognized in other comprehensive income	(118)	(17)	(135)

Total impact from net periodic benefit cost and changes in other comprehensive income	$(119)	$(23)	$(142)

Defined Benefit Plan Assumptions

The determination of the assumptions related to defined benefit plans are based on the provisions of the applicable accounting pronouncements, review of various market data and discussion with our actuaries. Management develops each assumption using relevant company experience in conjunction with market-related data. Assumptions are reviewed annually and adjusted as appropriate.

The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our defined benefit pension plans:

July 3, 2015
Obligation assumptions:
Discount rate	4.06%
Rate of future compensation increase	2.76%
Cost assumptions: (1)
Discount rate	3.77%
Expected return on plan assets	7.93%
Rate of future compensation increase	2.76%

(1)	Cost assumptions for the current fiscal year are based on the obligation assumptions for the opening balance sheet as of May 29, 2015.

Key assumptions for the U.S. SRP (our largest defined benefit pension plan with approximately 87% of the total projected benefit obligation) included a discount rate for obligation assumptions of 4.05% and expected return on plan assets of 8.00%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our other postretirement defined benefit plans:

July 3, 2015
Obligation assumptions:
Discount rate	3.86%
Rate of future compensation increase	2.75%
Cost assumptions: (1)
Discount rate	3.57%
Rate of future compensation increase	2.75%

(1)	Cost assumptions for the current fiscal year are based on the obligation assumptions for the opening balance sheet as of May 29, 2015.

The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plans invests, the weight of each asset class in the strategic allocation, the correlations among asset classes and their expected volatilities. Our expected rate of return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, the determination of the expected long-term rate of return takes into consideration: (1) the plan’s actual historical annual return on assets, net of fees, over the past 15, 20 and 25 year time periods, (2) historical broad market returns over long-term timeframes weighted by the plan’s strategic allocation, and (3) independent estimates of future long-term asset class returns, weighted by the plan’s strategic allocation. Based on this approach, the long-term annual rate of return on assets is estimated at 8.0% for fiscal 2016.

The assumed rate of future increases in the per capita cost of health care (the health care trend rate) is 7.0% for fiscal 2015, decreasing ratably to 5.0% in fiscal 2022. Increasing or decreasing the health care trend rates by one percent per year would not have a material effect on the benefit obligation or the aggregate annual service and interest cost components. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future service period of the covered active employees.

Investment Policy

The investment strategy for managing defined benefit plan assets is to seek an optimal rate of return relative to an appropriate level of risk. We manage substantially all defined benefit plan assets on a commingled basis in a master investment trust. In making these asset allocation decisions, we take into account recent and expected returns and volatility of returns for each asset class, the expected correlation of returns among the different investments, as well as anticipated funding and cash flows. To enhance returns and mitigate risk, we diversify our investments by strategy, asset class, geography and sector and engage a large number of managers to gain broad exposure to the markets.

The following table provides the current strategic target asset allocation ranges by asset category:

	Target Asset Allocation
Domestic equity	25%	—	75%
International equity	10%	—	45%
Private equity	10%	—	30%
Hedge funds	10%	—	40%
Fixed income investments	0%	—	60%
Cash and cash equivalents	0%	—	30%

Fair Value of Plan Assets

The following is a description of the valuation techniques and inputs used to measure fair value for major categories of investments as reflected in the table that follows such description:

•

Domestic and international equity, which include common and preferred shares, domestic listed and foreign listed equity securities, open-ended and closed-ended mutual funds and exchange traded funds, are generally valued at the closing price reported on the major market exchanges on which the individual securities are traded at the measurement date. Because these assets are traded predominantly on liquid, widely traded public exchanges, equity securities are treated as Level 1 assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•

Private equity funds, which include buy-outs, mezzanine, venture capital, distressed assets and secondaries are typically limited partnership investment structures. Private equity valuations are based on the valuation of the underlying investments, which include inputs such as cost, operating results, discounted future cash flows and market-based comparable data. Private equity funds generally have liquidity restrictions that extend for ten or more years. Valuations are largely based on unobservable inputs and short-term liquidity is restricted; consequently, private equity is categorized as Level 3. At July 3, 2015, our defined benefit plans had future unfunded commitments totaling $198 million in respect of private equity fund investments.

•

Hedge funds, which include equity long/short, event driven and fixed income arbitrage and global macro, are typically limited partnership investment structures. Limited partnership interests in hedge funds are primarily valued using a market approach based on NAV calculated by the funds and are not publicly available. Hedge funds that permit redemption on a quarterly or more frequent basis with 90 or fewer days notice are generally classified within Level 2 of the fair value hierarchy. All other hedge funds are classified as Level 3.

•

Fixed income investments, which include U.S. Government securities and investment and non-investment grade corporate bonds, are generally valued using pricing models that use verifiable, observable market data such as interest rates, benchmark yield curves and credit spreads, bids provided by brokers or dealers, or quoted prices of securities with similar characteristics. Fixed income investments are categorized as Level 2.

•

Other is primarily comprised of a hybrid international debt and equity fund valued at NAV and guaranteed insurance contracts valued at book value, which approximates fair value, calculated using the prior year balance adjusted for investment returns and changes in cash flows.

•

Cash and cash equivalents are primarily comprised of short-term money market funds valued at cost, which approximates fair value, or valued at quoted market prices of identical instruments. Cash and currency are categorized as Level 1; cash equivalents, such as money market funds or short-term commingled funds, are assigned to Level 2.

The following table provides the fair value of plan assets held by our defined benefit plans by asset category and by fair value hierarchy level:

	July 3, 2015
	Total	Level 1	Level 2	Level 3
	(In millions)
Asset Category
Equities:
Domestic equities	$1,560	$1,216	$344	$—
International equities	801	352	304	145
Alternative investments:
Private equity	886	—	—	886
Hedge funds	420	33	49	338
Commodities and real estate	45	—	—	45
Fixed income:
Corporate bonds	363	—	363	—
Government securities	366	—	366	—
Other	84	—	71	13
Cash and cash equivalents	236	30	206	—

Total	4,761	$1,631	$1,703	$1,427

Payables, net	(4)

Total fair value of plan assets	$4,757

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents a reconciliation of the beginning and ending defined benefit plan asset balances that use significant unobservable inputs (Level 3) to measure fair value:

	Private Equity	Hedge Funds	Equity	Other	Total
	(In millions)
Level 3 balance — June 27, 2014	$—	$—	$—	$—	$—
Transfers in via acquisition	932	352	148	13	1,445
Realized gains, net	9	—	—	—	9
Unrealized gains (losses), net	14	(10)	(3)	—	1
Sales, net	(24)	(4)	—	—	(28)

Level 3 balance — July 3, 2015	$931	$338	$145	$13	$1,427

Contributions

Funding requirements under Internal Revenue Service (“IRS”) rules are a major consideration in making contributions to our postretirement benefit plans. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.

The Highway and Transportation Funding Act of 2014 (“HATFA”), which was signed into law on August 8, 2014, modified the interest rate stabilization provision of MAP-21. We currently anticipate making total contributions to our U.S. qualified pension plans in the range of $170 million to $180 million during fiscal 2016.

Estimated Future Benefit Payments

Benefit payments in fiscal 2016 include $255 million related to four Exelis Inc. excess pension and other benefit plans that became payable within 90 days from the close of the acquisition on May 29, 2015. The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our defined benefit plans:

	Pension	Other Benefits	Total
	(In millions)
Fiscal Years:
2016	$619	$35	$654
2017	374	35	409
2018	376	34	410
2019	379	34	413
2020	393	33	426
2021 — 2025	1,899	147	2,046

NOTE 15: STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION

As of July 3, 2015, we had one shareholder-approved employee stock incentive plan (“SIP”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) (“Restated EIP”), under which options or other share-based compensation was outstanding (prior to July 3, 2015, we had an additional shareholder-approved SIP under which options or other share-based compensation was outstanding). We have granted the following types of share-based awards under our SIPs: stock options, restricted stock awards, restricted stock unit awards, performance share awards, performance share unit awards and awards of immediately vested shares of our common stock. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Share-Based Compensation Expense

The following table summarizes the amounts and classification of share-based compensation expense:

	2015	2014	2013
	(In millions)
Total expense	$37	$35	$33

Included in:
Cost of product sales and services	$4	$4	$2
Engineering, selling and administrative expenses	33	31	31

Income from continuing operations	37	35	33
Tax effect on share-based compensation expense	(11)	(11)	(10)

Total share-based compensation expense after-tax	$26	$24	$23

Compensation cost related to share-based compensation arrangements that was capitalized as part of inventory or fixed assets in fiscal 2015, 2014 and 2013 was not material.

Shares of common stock remaining available for future issuance under our Restated EIP totaled 8,987,571 as of July 3, 2015. In fiscal 2015, we issued an aggregate of 1,032,209 shares of common stock under the terms of our SIPs, which is net of shares withheld for tax purposes.

Stock Options

The following information relates to stock options, including performance stock options, that have been granted under shareholder-approved SIPs. Option exercise prices are equal to or greater than the fair market value of our common stock on the date the options are granted, using the closing stock price of our common stock. Options may be exercised for a period set at the time of grant, which generally ranges from seven to ten years after the date of grant, and options, other than performance stock options, generally become exercisable in installments, which are typically 33.3 percent one year from the grant date, 33.3 percent two years from the grant date and 33.3 percent three years from the grant date. In certain instances, vesting and exercisability is also subject to performance criteria.

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

A summary of the significant assumptions used in determining the fair value of stock option grants under our SIPs is as follows:

	2015	2014	2013
Expected dividends	2.7%	2.8%	3.0%
Expected volatility	24.3%	30.7%	33.5%
Risk-free interest rates	1.7%	1.7%	0.7%
Expected term (years)	5.02	5.10	5.23

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of stock option activity under our SIPs as of July 3, 2015 and changes during fiscal 2015 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In millions)
Stock options outstanding at June 27, 2014	3,873,644	$47.13
Stock options forfeited or expired	(262,097)	$58.47
Stock options granted	1,333,140	$73.30
Stock options exercised	(716,564)	$45.30

Stock options outstanding at July 3, 2015	4,228,123	$54.99	7.58	$96.89

Stock options exercisable at July 3, 2015	1,909,215	$43.63	6.28	$65.13

The weighted-average grant-date fair value was $12.51 per share, $12.40 per share and $10.32 per share for options granted during fiscal 2015, 2014 and 2013, respectively. The total intrinsic value of options exercised during fiscal 2015, 2014 and 2013 was $20 million, $51 million and $29 million, respectively, at the time of exercise.

A summary of the status of our nonvested stock options at July 3, 2015 and changes during fiscal 2015 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested stock options at June 27, 2014	2,418,302	$11.25
Stock options granted	1,333,140	$12.51
Stock options vested	(1,432,534)	$10.96

Nonvested stock options at July 3, 2015	2,318,908	$12.16

As of July 3, 2015, there was $28 million of total unrecognized compensation cost related to nonvested stock options granted under our Restated EIP. This cost is expected to be recognized over a weighted-average period of 1.64 years. The total fair value of stock options that vested during fiscal 2015, 2014 and 2013 was approximately $16 million, $16 million and $23 million, respectively.

Restricted Stock and Restricted Stock Unit Awards

The following information relates to awards of restricted stock and restricted stock units that have been granted to employees under our Restated EIP, including special one-time awards of immediately vested shares of our common stock in connection with our acquisition of Exelis. These awards are not transferable until vested and the restrictions generally lapse upon the achievement of continued employment over a specified time period.

The fair value as of the grant date of these awards was based on the closing price of our common stock on the grant date and is amortized to compensation expense over the vesting period. At July 3, 2015, there were 129,845 shares of restricted stock and 332,603 restricted stock units outstanding, all of which were payable in shares.

A summary of the status of these awards at July 3, 2015 and changes during fiscal 2015 is as follows:

	Shares	Weighted- Average Grant Price Per Share
Restricted stock and restricted stock units outstanding at June 27, 2014	688,856	$48.95
Restricted stock and restricted stock units granted	159,960	$78.05
Restricted stock and restricted stock units vested	(332,007)	$41.95
Restricted stock and restricted stock units forfeited	(54,361)	$53.75

Restricted stock and restricted stock units outstanding at July 3, 2015	462,448	$63.48

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 3, 2015, there was $16.2 million of total unrecognized compensation cost related to these awards under our Restated EIP. This cost is expected to be recognized over a weighted-average period of 1.51 years. The weighted-average grant date price per share or per unit of these awards granted during fiscal 2015, 2014 and 2013 was $78.05, $61.39 and $46.54, respectively. The total fair value of these awards that vested during fiscal 2015, 2014 and 2013 was approximately $14 million, $12 million and $11 million, respectively.

Performance Share and Performance Share Unit Awards

The following information relates to awards of performance shares and performance share units that have been granted to employees under our Restated EIP. Generally, these awards are subject to performance criteria, such as meeting predetermined operating income and return on invested capital targets (and market conditions, such as total shareholder return) for a 3-year performance period. These awards also generally vest at the expiration of the same 3-year period. The final determination of the number of shares to be issued in respect of an award is made by our Board of Directors or a committee of our Board of Directors.

The fair value as of the grant date of these awards was determined based on a fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting. The fair value of these awards is amortized to compensation expense over the vesting period if achievement of the performance measures is considered probable. At July 3, 2015, there were no performance shares outstanding, and there were 763,356 performance share units outstanding, all of which were payable in shares.

A summary of the status of these awards at July 3, 2015 and changes during fiscal 2015 is as follows:

	Shares	Weighted- Average Grant Price Per Share
Performance share units outstanding at June 27, 2014	811,323	$48.56
Performance share units granted	229,943	$64.23
Performance share units vested	(202,579)	$35.90
Performance share units forfeited	(75,331)	$51.67

Performance share units outstanding at July 3, 2015	763,356	$56.33

As of July 3, 2015, there was $15 million of total unrecognized compensation cost related to these awards under our Restated EIP. This cost is expected to be recognized over a weighted-average period of 1.01 years. The weighted-average grant date price per share or per unit of these awards granted during fiscal 2015, 2014 and 2013 was $64.23, $59.17 and $45.92, respectively. The total fair value of these awards that vested during fiscal 2015, 2014 and 2013 was approximately $7 million, $4 million and $18 million, respectively.

NOTE 16:  INCOME FROM CONTINUING OPERATIONS PER SHARE

The computations of income from continuing operations per share are as follows (in this Note 16, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders):

	2015	2014	2013
	(In millions, except per share amounts)
Income from continuing operations	$334	$540	$466
Adjustments for participating securities outstanding	(1)	(4)	(3)

Income from continuing operations used in per basic and diluted common share calculations (A)	$333	$536	$463

Basic weighted average common shares outstanding (B)	105.7	106.1	110.5
Impact of dilutive share-based awards	1.1	1.2	0.7

Diluted weighted average common shares outstanding (C)	106.8	107.3	111.2

Income from continuing operations per basic common share (A)/(B)	$3.15	$5.05	$4.19
Income from continuing operations per diluted common share (A)/(C)	$3.11	$5.00	$4.16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Potential dilutive common shares primarily consist of employee stock options and performance share unit awards. Employee stock options to purchase approximately 605,419, 651,904 and 3,164,450 shares of our common stock were outstanding at the end of fiscal 2015, 2014 and 2013, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive.

NOTE 17:  RESEARCH AND DEVELOPMENT

Company-sponsored research and development costs are expensed as incurred. These costs were $277 million, $264 million and $254 million in fiscal 2015, 2014 and 2013, respectively, and are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. These costs in fiscal 2013 included an $18 million write-off of capitalized software in our Integrated Network Solutions segment as a result of a change in accounting estimate. Customer-sponsored research and development costs are incurred pursuant to contractual arrangements, principally U.S. Government-sponsored contracts requiring us to provide a product or service meeting certain defined performance or other specifications (such as designs), and are accounted for principally by the cost-to-cost percentage-of-completion method. Customer-sponsored research and development is included in our revenue and cost of product sales and services.

NOTE 18:  INTEREST EXPENSE

Total interest expense was $130 million, $94 million and $109 million in fiscal 2015, 2014 and 2013, respectively. Fiscal 2015 interest expense includes $18 million of debt issuance costs related to financing commitments for a senior unsecured bridge loan facility established (and subsequently terminated when we secured permanent financing) in connection with our acquisition of Exelis. Interest paid was $89 million, $93 million and $110 million in fiscal 2015, 2014 and 2013, respectively. The increase in the difference between interest expense and interest paid in fiscal 2015 was primarily due to the timing of the new debt issued during the fourth quarter of fiscal 2015 in connection with our acquisition of Exelis.

NOTE 19:  LEASE COMMITMENTS

Total rental expense amounted to $57 million, $48 million and $48 million in fiscal 2015, 2014 and 2013, respectively. Future minimum rental commitments under leases with an initial lease term in excess of one year, primarily for land and buildings, amounted to approximately $424 million at July 3, 2015. These commitments for the five years following fiscal 2015 and, in total, thereafter are: fiscal 2016 — $94 million; fiscal 2017 — $80 million; fiscal 2018 — $65 million; fiscal 2019 — $53 million; fiscal 2020 — $38 million; and $94 million thereafter. These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any of these individual leases material to our operations. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter.

NOTE 20:  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In the normal course of doing business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. Additionally, during the third quarter of fiscal 2015, we entered into interest-rate swap agreements to hedge against interest-rate risk related to the anticipated issuance of long-term fixed-rate debt to redeem certain of our long-term debt securities and to fund a portion of the cash consideration payable under the merger agreement with Exelis. See Note 4: Business Combinations and Note 13: Long-Term Debt for additional information. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We recognize all derivatives in our Consolidated Balance Sheet at fair value. We do not hold or issue derivatives for trading purposes.

At July 3, 2015, we had open foreign currency forward contracts with an aggregate notional amount of $74 million, of which $73 million were classified as fair value hedges and $1 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with an aggregate notional amount of $156 million at June 27, 2014, of which $120 million were classified as fair value hedges and $36 million were classified as cash flow hedges. At July 3, 2015, contract expiration dates ranged from 13 days to 14 days with a weighted average contract life of 14 days.

At July 3, 2015, we did not have any open interest-rate swap agreements (they were terminated during the fourth quarter of fiscal 2015 as described below in the “Interest Rate Risk” sections).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Exchange Rate Risk — Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales” line item in our Consolidated Statement of Income. As of July 3, 2015, we had outstanding foreign currency forward contracts denominated in the British Pound, Australian Dollar, Singapore Dollar, Brazilian Real, Norwegian Krone and Mexican Peso to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in fiscal 2015, 2014 or 2013. In addition, no amounts were recognized in earnings in fiscal 2015, 2014 or 2013 related to hedged firm commitments that no longer qualify as fair value hedges.

Exchange Rate Risk — Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are being used to hedge currency exposures from cash flows anticipated across our business segments. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of July 3, 2015, we had outstanding foreign currency forward contracts denominated in the Canadian Dollar to hedge certain forecasted transactions.

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

The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in fiscal 2015, 2014 or 2013. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive loss” line item in our Consolidated Balance Sheet as of July 3, 2015 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

Interest Rate Risk — Cash Flow Hedges

As noted above, new fixed-rate long-term debt was to be used to redeem certain of our fixed-rate long-term debt securities and to fund a portion of the cash consideration payable under the merger agreement with Exelis. More specifically, in the fourth quarter of fiscal 2015, we issued new 10-year and 30-year fixed-rate debt, $800 million of which we used to fund the redemption of the entire outstanding $400 million principal amount of our 5.95% notes, due December 1, 2017 and the entire outstanding $350 million principal amount of our 6.375% notes, due June 15, 2019 at the “make-whole” redemption prices determined as set forth in those notes (see Note 13 – Long-Term Debt for additional information). The issuance of this debt was not dependent on the closing of the Exelis acquisition. Prior to the issuance of this debt, on March 5, 2015 and March 10, 2015, we entered into six interest-rate swap agreements (“swaps”) with a notional value of $1 billion. We designated four of these swaps, with a notional value of $800 million, as cash flow hedges to mitigate the risk attributable to the benchmark interest rate’s effect on the probable cash flows of 10-year and 30-year fixed-rate debt to be issued. These swaps were terminated as planned in connection with the related new debt issuance during the fourth quarter of fiscal 2015, and because interest rates decreased during the period of the swaps, we made cash payments to our counterparties and recorded after-tax losses totaling $24 million in the “Accumulated other comprehensive loss” line in our Consolidated Balance Sheet. The accumulated other comprehensive income balances will be amortized to interest expense over the lives of the related fixed-rate debt securities. The ineffective portion of these swaps’ change in fair value was immediately recognized in earnings in the “Interest expense” line item in our Consolidated Statement of Income, and this amount was immaterial. We classified the debt issuance proceeds, together with the cash outflow from the termination of these swaps, as financing cash flows in the fourth quarter of fiscal 2015 in our Consolidated Statement of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Rate Risk — Economic Hedges

As noted above, on March 5, 2015 and March 10, 2015, we entered into six swaps with a notional value of $1 billion. We entered into two of these swaps, with a notional value of $200 million, to mitigate the risk attributable to the benchmark interest rate’s effect on the cash flows of 10-year and 20-year fixed-rate debt anticipated to be issued to fund a portion of the cash consideration payable under the merger agreement with Exelis. These swaps (economic hedges) were not designated to receive hedge accounting treatment. These swaps were terminated as planned in the fourth quarter of fiscal 2015, and as a result, an immaterial gain was recorded in interest expense. We classified the debt issuance proceeds, together with the cash inflow from the termination of these swaps, as financing cash flows in the fourth quarter of fiscal 2015 in our Consolidated Statement of Cash Flows.

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

The amount of assets and liabilities related to foreign currency forward contracts in our Consolidated Balance Sheet as of July 3, 2015 was immaterial. See our Consolidated Statement of Comprehensive Income for additional information on changes in accumulated other comprehensive loss for the three fiscal years ended July 3, 2015.

NOTE 21:  NON-OPERATING INCOME (LOSS)

The components of non-operating income (loss) were as follows:

	2015	2014	2013
	(In millions)
Loss on prepayment of long-term debt (1)(2)	$(118)	$—	$(33)
Impairment of cost-method investment	—	—	(11)
Impairment of investment in joint venture	—	—	(7)
Gain on sale of securities available-for-sale	—	—	9
Gain on sale of business	9	—	—
Net income related to intellectual property matters	1	4	1

	$(108)	$4	$(41)

(1)	The loss in fiscal 2015 reflected charges associated with our optional redemption on May 27, 2015 of the entire outstanding $400 million principal amount of our 5.95% Notes due December 1, 2017 and the entire outstanding $350 million principal amount of our 6.375% Notes due June 15, 2019.

(2)	The loss in fiscal 2013 reflected a charge associated with our optional redemption on May 28, 2013 of the entire outstanding $300 million principal amount of our 5% Notes due October 1, 2015.

NOTE 22:  ACCUMULATED OTHER COMPREHENSIVE LOSS

The components of accumulated other comprehensive loss were as follows:

	2015 (1)	2014 (1)
	(In millions)
Foreign currency translation, net of income taxes of $15 million at July 3, 2015	$(62)	$7
Net unrealized loss on hedging derivatives, net of income taxes of $12 million at July 3, 2015	(19)	—
Unamortized loss on treasury lock, net of income taxes	—	(2)
Unrecognized postretirement obligations, net of income taxes of $42 million and $10 million at July 3, 2015 and June 27, 2014, respectively	65	(20)

	$(16)	$(15)

(1)	Reclassifications out of accumulated other comprehensive income (loss) to earnings were not material for fiscal 2015 or 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 23:  INCOME TAXES

The provisions for current and deferred income taxes are summarized as follows:

	2015	2014	2013
	(In millions)
Current:
United States	$150	$213	$189
International	8	11	12
State and local	13	12	21

	171	236	222

Deferred:
United States	(30)	5	(17)
International	4	—	(2)
State and local	(2)	15	—

	(28)	20	(19)

	$143	$256	$203

The total income tax provision is summarized as follows:

	2015	2014	2013
	(In millions)
Continuing operations	$143	$256	$203
Discontinued operations	—	(10)	(22)

Total income tax provision	$143	$246	$181

The components of deferred income tax assets (liabilities) were as follows:

	2015		2014
	Current	Non-Current	Current	Non-Current
	(In millions)
Inventory valuations	$46	$—	$15	$—
Accruals	182	117	78	106
Deferred revenue	30	8	11	9
Depreciation	—	(75)	—	(13)
Unbilled receivables	(34)	—	—	—
Domestic tax loss and credit carryforwards	—	28	—	19
International tax loss and credit carryforwards	—	42	—	40
International research and development expense deferrals	—	12	—	21
Acquired intangibles	—	(641)	—	(71)
Share-based compensation	—	32	—	25
Long-term debt	—	22	—	—
Unremitted earnings of foreign subsidiaries	(2)	(57)	—	—
Pension and other post-employment benefits	106	714	12	9
Unrealized loss on interest rate hedges	—	12	—	—
Unrecognized tax benefits	3	14	—	13
All other — net	11	(8)	2	(11)

	342	220	118	147
Valuation allowance	(8)	(64)	(8)	(60)

	$334	$156	$110	$87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the United States statutory income tax rate to our effective income tax rate follows:

	2015	2014	2013
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes	0.9	2.0	1.5
International income	(1.7)	(1.1)	—
Nondeductible goodwill	1.8	—	—
Research and development tax credit	(1.7)	(0.9)	(1.3)
U.S. production activity benefit	(3.7)	(2.7)	(3.1)
Cash repatriation	1.4	—	—
Settlement of tax audits	(1.8)	(0.6)	(1.2)
Other items	(0.3)	0.5	(0.4)

Effective income tax rate	29.9%	32.2%	30.5%

State and local income taxes allocable to certain U.S. Government contracts are included in our operating expenses and, therefore, are not included in our provision for income taxes. We have made no provision for U.S. income taxes on $232 million of undistributed earnings of international subsidiaries because of our intention to reinvest those earnings indefinitely. Determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable. Tax loss and credit carryforwards as of July 3, 2015 have expiration dates ranging between one year and no expiration in certain instances. The amount of Federal, international, and state and local tax loss carryforwards as of July 3, 2015 were $31 million, $98 million and $76 million, respectively. Income from continuing operations before income taxes of international subsidiaries was $21 million, $59 million and $4 million in fiscal 2015, 2014 and 2013, respectively. Income taxes paid were $131 million, $194 million and $213 million in fiscal 2015, 2014 and 2013, respectively. The valuation allowance increased $4 million from $68 million at the end of fiscal 2014 to $72 million at the end of fiscal 2015. The valuation allowance has been established for financial reporting purposes to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2015	2014	2013
	(In millions)
Balance at beginning of fiscal year	$72	$74	$48
Additions based on tax positions taken during current fiscal year	5	7	17
Additions based on tax positions taken during prior fiscal years	5	18	20
Additions for tax positions related to acquired entities	68	—	—
Decreases based on tax positions taken during prior fiscal years	(8)	(12)	(9)
Decreases from lapse in statutes of limitations	(1)	—	—
Decreases from settlements	(17)	(15)	(2)

Balance at end of fiscal year	$124	$72	$74

As of July 3, 2015, we had $124 million of unrecognized tax benefits, of which $46 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. As of June 27, 2014, we had $72 million of unrecognized tax benefits, of which $58 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.

We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We had accrued $20 million for the potential payment of interest and penalties as of July 3, 2015 (and this amount was not included in the $124 million of unrecognized tax benefits balance at July 3, 2015 shown above) and $13 million of this total could favorably impact future tax rates. We had accrued $13 million for the potential payment of interest and penalties as of June 27, 2014 (and this amount was not included in the $72 million of unrecognized tax benefits balance at June 27, 2014 shown above) and $11 million of this total could favorably impact future tax rates.

We file numerous separate and consolidated income tax returns reporting our financial results and, where appropriate, those of our subsidiaries and affiliates, in the U.S. Federal jurisdiction, and various state, local and foreign jurisdictions. Pursuant to the Compliance Assurance Process, the IRS is examining fiscal 2010 through fiscal 2016. We

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are currently under examination by the Canadian Revenue Agency for fiscal years 2007 through 2010, and we are appealing portions of a Canadian assessment relating to fiscal years 2000 through 2006. We are currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2006 through 2014. It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. We anticipate substantially all of our acquired Exelis unrecognized tax benefit balance to be settled within the next twelve months. An estimate of the range of possible changes cannot be made for remaining unrecognized tax benefits because of the significant number of jurisdictions in which we do business and the number of open tax periods.

NOTE 24:  BUSINESS SEGMENTS

We structure our operations primarily around the products and services we sell and the markets we serve, and for fiscal 2015 we reported the financial results of our operations in the following four reportable operating or business segments — RF Communications, Government Communications Systems, Integrated Network Solutions and Exelis. Our RF Communications segment is a global supplier of secure tactical radio communications and high-grade encryption solutions for military, government and commercial customers and also of secure communications systems and equipment for public safety, utility and transportation customers. Our Government Communications Systems segment conducts advanced research studies and develops prototypes, and produces state-of-the art spaceborne, airborne and terrestrial communications and information processing systems that solve the mission-critical challenges of our civilian, intelligence and defense government customers worldwide, primarily the U.S. Government. Our Integrated Network Solutions segment provides government, energy and maritime customers with integrated communications and information technology (“IT”) and services, including mission-critical end-to-end IT services, managed satellite and terrestrial communications solutions, and until July 1, 2015, when we completed the divestiture of HCS, also provided standards-based healthcare interoperability solutions. Our Exelis segment provides mission-critical solutions for global customers in positioning and navigation, sensors, air traffic management solutions, image processing and distribution, communications and information systems. Each business segment is comprised of multiple program areas and product and service lines that aggregate into such business segment.

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

Our products and systems are produced principally in the United States with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 4 percent of our total revenue during fiscal 2015, 2014 or 2013.

Sales made to U.S. Government customers, including the U.S. Department of Defense and intelligence and civilian agencies, as well as foreign military sales funded through the U.S. Government, whether directly or through prime contractors, by all segments as a percentage of total revenue were 64 percent, 67 percent and 67 percent in fiscal 2015, 2014 and 2013, respectively. Revenue from services in fiscal 2015 was approximately 10 percent, 20 percent, 97 percent and 34 percent of total revenue in our RF Communications, Government Communications Systems, Integrated Network Solutions and Exelis segments, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Selected information by business segment and geographical area is summarized below:

	2015	2014	2013
	(In millions)
Total Assets
RF Communications	$1,322	$1,254	$1,337
Government Communications Systems	1,010	975	991
Integrated Network Solutions	1,508	1,747	1,748
Exelis	7,979	—	—
Corporate	1,310	943	742
Discontinued operations	—	—	27

	$13,129	$4,919	$4,845

Capital Expenditures
RF Communications	$26	$42	$31
Government Communications Systems	78	102	56
Integrated Network Solutions	39	60	71
Exelis	4	—	—
Corporate	1	5	4
Discontinued operations	—	—	3

	$148	$209	$165

Depreciation and Amortization
RF Communications	$64	$61	$72
Government Communications Systems	46	42	42
Integrated Network Solutions	91	94	99
Exelis	15	—	—
Corporate	28	7	8

	$244	$204	$221

Geographical Information for Continuing Operations
U.S. operations:
Revenue	$4,659	$4,590	$4,692
Long-lived assets	$1,099	$648	$574
International operations:
Revenue	$424	$422	$420
Long-lived assets	$66	$80	$79

Corporate assets consisted primarily of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment. Depreciation and amortization included intangible assets, capitalized software and debt issuance costs amortization of $89 million, $62 million and $78 million in fiscal 2015, 2014 and 2013, respectively.

Export revenue was $1.2 billion, $1.1 billion and $0.9 billion in fiscal 2015, 2014 and 2013, respectively. Fiscal 2015 export revenue and revenue from international operations was principally from Europe, Asia, the Middle East, Africa, Australia, and Canada. Fiscal 2015 long-lived assets from international operations were principally in the United Kingdom, which had $20 million of long-lived assets as of July 3, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:

Revenue

	2015	2014	2013
	(In millions)
RF Communications	$1,775	$1,828	$1,849
Government Communications Systems	1,855	1,801	1,784
Integrated Network Solutions	1,253	1,463	1,576
Exelis	279	—	—
Corporate eliminations	(79)	(80)	(97)

	$5,083	$5,012	$5,112

Income From Continuing Operations Before Income Taxes

	2015 (2)	2014	2013 (3)
	(In millions)
Segment Operating Income:
RF Communications	$549	$562	$577
Government Communications Systems	292	277	252
Integrated Network Solutions	42	116	80
Exelis	37	—	—
Unallocated corporate expense	(199)	(60)	(88)
Corporate eliminations	(8)	(13)	(8)
Non-operating income (loss) (1)	(108)	4	(41)
Net interest expense	(128)	(91)	(107)

	$477	$795	$665

(1)	“Non-operating income (loss)” includes equity method investment income (loss); income (expense) related to intellectual property matters; gains and losses on sales of investments, securities available-for-sale and prepayment of long-term debt; and impairments of investments and securities available-for-sale. Additional information regarding non-operating income (loss) is set forth in Note 21: Non-Operating Income (Loss).

(2)	Income from continuing operations before income taxes included $313 million of charges for transaction, financing, integration and other costs, primarily related to our acquisition of Exelis. These charges were primarily recorded in unallocated corporate expense and non-operating income (loss).

(3)	Income from continuing operations before income taxes included a $127 million charge, net of government cost reimbursement, for Company-wide restructuring and other actions, including prepayment of long-term debt, asset impairments, a write-off of capitalized software, facility consolidation, workforce reductions and other associated costs. This resulted in charges of $9 million, $53 million, $11 million and $21 million in our RF Communications, Integrated Network Solutions and Government Communications Systems segments and at our corporate headquarters, respectively, and $33 million (related to prepayment of long-term debt) in “Non-operating income (loss).”

NOTE 25:  LEGAL PROCEEDINGS AND CONTINGENCIES

From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At July 3, 2015, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us is not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at July 3, 2015 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Our tax filings are subject to audit by taxing authorities in jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or ultimately through legal proceedings. We believe we have adequately accrued for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different from the amounts recorded in our Consolidated Financial Statements. Additional information regarding audits and examinations by taxing authorities of our tax filings is set forth in Note 23: Income Taxes.

We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites, including as a result of our acquisition of Exelis. These sites are in various stages of investigation and/or remediation and in some of these proceedings our liability is considered de minimis. We have received notices from the U.S. Environmental Protection Agency (the “EPA”) or equivalent state or international environmental agencies that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, Exelis received notice in June 2014 from the Department of Justice, Environment and Natural Resources Division, that it may be potentially responsible for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, the EPA issued on April 11, 2014 a proposed plan for remedial alternatives to address the cleanup of the lower eight mile stretch of the Passaic River. The EPA estimates the cost for the alternatives will range from $0.4 billion to $3.2 billion. The EPA’s preferred alternative would involve dredging the river bank to bank and installing an engineered cap at an estimated cost of $1.7 billion. The EPA is currently evaluating input from a public comment period that ended in August 2014 before it makes its final record of decision, which is expected in our fiscal 2016. Therefore, the ultimate remedial approach and associated costs and the parties who will participate in funding the remediation and their respective allocations have not been determined. We have found no evidence that Exelis contributed any of the primary contaminants of concern to the Passaic River. We intend to vigorously defend ourselves in this matter and we believe our ultimate costs will not be material. Although it is not feasible to predict the outcome of these environmental claims, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims in existence at July 3, 2015 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE 26:  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

On May 29, 2015, we acquired Exelis Inc. and its subsidiaries, and Exelis Inc. became a 100 percent directly owned subsidiary of Harris Corporation (see Note 4: Business Combinations for additional information). In connection with the acquisition, Harris Corporation fully and unconditionally guaranteed all of the long-term fixed-rate debt securities issued by Exelis Inc. outstanding at the time of the acquisition, namely the Exelis Notes (consisting of $250 million in aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 million in aggregate principal amount of 5.55% senior notes due October 1, 2021). The Exelis Notes are included in our long-term fixed-rate debt on our Consolidated Balance Sheet. In addition, Exelis Inc. fully and unconditionally guaranteed all of the long-term fixed-rate debt securities issued by Harris Corporation outstanding at the time of the acquisition, consisting of the nine series of fixed-rate debt securities listed in the table in Note 13: Long-Term Debt, other than the Exelis Notes, in an aggregate principal amount of $3.226 billion. The Exelis Notes are guaranteed only by Harris Corporation, and the nine series of long-term fixed-rate debt securities issued by Harris Corporation are guaranteed only by Exelis Inc. None of our other subsidiaries (including the subsidiaries of Exelis Inc.) is a guarantor of the Exelis Notes or any of the nine series of fixed-rate debt securities issued by Harris Corporation. See Note 13: Long-Term Debt for additional information.

The following condensed consolidating financial statements, consisting of consolidating statements of comprehensive income, balance sheets and statements of cash flows, are provided so that separate financial statements of Harris Corporation and Exelis Inc., the issuers and guarantors as described above, are not required to be filed with the Securities and Exchange Commission. The condensed consolidating financial statements provide information for Harris Corporation, Exelis Inc. and our non-guarantor subsidiaries (including the subsidiaries of Exelis Inc.) for all periods presented to reflect the cross guarantees of our outstanding long-term fixed-rate debt securities as described above. The condensed consolidating financial statements reflect investments in subsidiaries using the equity method of accounting. The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany transactions and balances.

The cross guarantees of our outstanding long-term fixed-rate debt securities as described above are subject to being released under customary circumstances, as reflected in the supplemental indentures providing for the cross guarantees filed with the Securities and Exchange Commission as exhibits to our Current Report on Form 8-K filed on June 2, 2015. Moreover, we currently expect that in fiscal 2016, Exelis Inc. will merge with and into Harris Corporation, with Harris Corporation being the surviving entity, and the cross guarantees of our outstanding long-term fixed-rate debt securities as described above will terminate.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended July 3, 2015
	Harris Parent Co.	Exelis Parent Co.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
	(In millions)
Revenue from product sales and services	$3,531	$222	$1,330	$—	$5,083
Cost of product sales and services	(2,229)	(164)	(969)	—	(3,362)
Engineering, selling and administrative expenses	(637)	(93)	(278)	—	(1,008)
Intercompany income (expense), net	(13)	2	11	—	—
Non-operating income (loss)	(117)	—	9	—	(108)
Interest income	1	—	1	—	2
Interest expense	(126)	(2)	(2)	—	(130)

Income (loss) from continuing operations before income taxes	410	(35)	102	—	477
Income taxes	(105)	13	(51)	—	(143)
Equity in earnings of subsidiaries, net of income taxes	29	2	—	(31)	—

Income (loss) from continuing operations	334	(20)	51	(31)	334
Discontinued operations, net of income taxes	—	—	—	—	—

Net income (loss)	334	(20)	51	(31)	334
Noncontrolling interests, net of income taxes	—	—	—	—	—

Net income (loss) attributable to Harris Corporation	334	(20)	51	(31)	334

Other comprehensive income (loss), net of income taxes	(59)	78	(51)	31	(1)

Total comprehensive income attributable to Harris Corporation	$275	$58	$—	$—	$333

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended June 27, 2014
	Harris Parent Co.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
	(In millions)
Revenue from product sales and services	$3,531	$1,481	$—	$5,012
Cost of product sales and services	(2,213)	(1,097)	—	(3,310)
Engineering, selling and administrative expenses	(692)	(128)	—	(820)
Intercompany income (expense), net	(41)	41	—	—
Non-operating income	3	1	—	4
Interest income	1	2	—	3
Interest expense	(93)	(1)	—	(94)

Income from continuing operations before income taxes	496	299	—	795
Income taxes	(155)	(101)	—	(256)
Equity in earnings of subsidiaries, net of income taxes	200	—	(200)	—

Income from continuing operations	541	198	(200)	539
Discontinued operations, net of income taxes	(7)	2	—	(5)

Net income	534	200	(200)	534
Noncontrolling interests, net of income taxes	—	1	—	1

Net income attributable to Harris Corporation	534	201	(200)	535

Other comprehensive income (loss), net of income taxes	(181)	25	200	44

Total comprehensive income attributable to Harris Corporation	$353	$226	$—	$579

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended June 28, 2013
	Harris Parent Co.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
	(In millions)
Revenue from product sales and services	$3,606	$1,506	$—	$5,112
Cost of product sales and services	(2,333)	(1,052)	—	(3,385)
Engineering, selling and administrative expenses	(663)	(251)	—	(914)
Intercompany income (expense), net	21	(21)	—	—
Non-operating income (loss)	(42)	1	—	(41)
Interest income	—	2	—	2
Interest expense	(108)	(1)	—	(109)

Income from continuing operations before income taxes	481	184	—	665
Income taxes	(144)	(59)	—	(203)
Equity in losses of subsidiaries, net of income taxes	(160)	—	160	—

Income from continuing operations	177	125	160	462
Discontinued operations, net of income taxes	(68)	(285)	—	(353)

Net income (loss)	109	(160)	160	109
Noncontrolling interests, net of income taxes	—	4	—	4

Net income (loss) attributable to Harris Corporation	109	(156)	160	113

Other comprehensive income (loss), net of income taxes	164	(40)	(160)	(36)

Total comprehensive income (loss) attributable to Harris Corporation	$273	$(196)	$—	$77

CONSOLIDATED BALANCE SHEET

	Fiscal Year Ended July 3, 2015
	Harris Parent Co.	Exelis Parent Co.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$151	$54	$276	$—	$481
Receivables	623	333	2,430	(2,218)	1,168
Inventories	478	272	265	—	1,015
Income taxes receivable	17	65	5	—	87
Current deferred income taxes	108	202	31	—	341
Deferred compensation plan investments	12	255	—	—	267
Other current assets	39	68	58	—	165

Total current assets	1,428	1,249	3,065	(2,218)	3,524
Non-current Assets
Property, plant and equipment	549	375	241	—	1,165
Goodwill	656	4,693	999	—	6,348
Other intangible assets	31	1,282	462	—	1,775
Non-current deferred income taxes	95	179	—	(111)	163
Investment in subsidiaries	8,030	2	—	(8,032)	—
Other non-current assets	110	10	34	—	154

Total non-current assets	9,471	6,541	1,736	(8,143)	9,605

	$10,899	$7,790	$4,801	$(10,361)	$13,129

Liabilities and Equity
Current Liabilities
Short-term debt	$—	$—	$33	$—	$33
Accounts payable	2,201	164	434	(2,218)	581
Compensation and benefits	128	70	57	—	255
Other accrued items	246	226	46	—	518
Advance payments and unearned income	149	187	97	—	433
Income taxes payable	2	44	11	—	57
Current deferred income taxes	—	—	7	—	7
Deferred compensation plan liabilities	12	255	—	—	267
Current portion of long-term debt	130	—	—	—	130

Total current liabilities	2,868	946	685	(2,218)	2,281
Non-current Liabilities
Defined benefit plans	—	1,923	20	—	1,943
Long-term debt	4,328	701	24	—	5,053
Long-term contract liability	71	—	—	—	71
Non-current deferred income taxes	—	—	118	(111)	7
Other long-term liabilities	235	38	99	—	372

Total non-current liabilities	4,634	2,662	261	(111)	7,446
Equity
Shareholders’ Equity:
Common stock	124	—	—	—	124
Other capital	3,731	4,124	2,022	(7,846)	2,031
Retained earnings	(202)	(20)	1,898	(418)	1,258
Accumulated other comprehensive loss	(256)	78	(70)	232	(16)

Total shareholders’ equity	3,397	4,182	3,850	(8,032)	3,397
Noncontrolling interests	—	—	5	—	5

Total equity	3,397	4,182	3,855	(8,032)	3,402

	$10,899	$7,790	$4,801	$(10,361)	$13,129

CONSOLIDATED BALANCE SHEET

	Fiscal Year Ended June 27, 2014
	Harris Parent Co.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$251	$310	$—	$561
Receivables	599	2,119	(2,152)	566
Inventories	482	137	—	619
Income taxes receivable	22	6	—	28
Current deferred income taxes	94	18	—	112
Deferred compensation plan investments	9	—	—	9
Other current assets	30	66	—	96

Total current assets	1,487	2,656	(2,152)	1,991
Non-current Assets
Property, plant and equipment	545	183	—	728
Goodwill	676	1,035	—	1,711
Other intangible assets	40	218	—	258
Non-current deferred income taxes	104	—	(17)	87
Investment in subsidiaries	3,474	—	(3,474)	—
Other non-current assets	125	19	—	144

Total non-current assets	4,964	1,455	(3,491)	2,928

	$6,451	$4,111	$(5,643)	$4,919

Liabilities and Equity
Current Liabilities
Short-term debt	$30	$28	$—	$58
Accounts payable	2,143	333	(2,152)	324
Compensation and benefits	151	58	—	209
Other accrued items	201	49	—	250
Advance payments and unearned income	188	78	—	266
Income taxes payable	1	(1)	—	—
Current deferred income taxes	—	2	—	2
Deferred compensation plan liabilities	4	—	—	4
Current portion of long-term debt	2	—	—	2

Total current liabilities	2,720	547	(2,152)	1,115
Non-current Liabilities
Defined benefit plans	16	4	—	20
Long-term debt	1,564	—	—	1,564
Long-term contract liability	84	—	—	84
Non-current deferred income taxes	—	17	(17)	—
Other long-term liabilities	240	71	—	311

Total non-current liabilities	1,904	92	(17)	1,979
Equity
Shareholders’ Equity:
Common stock	106	—	—	106
Other capital	2,254	1,531	(3,276)	509
Retained earnings	(338)	1,962	(398)	1,226
Accumulated other comprehensive loss	(196)	(19)	200	(15)

Total shareholders’ equity	1,826	3,474	(3,474)	1,826
Noncontrolling interests	1	(2)	—	(1)

Total equity	1,827	3,472	(3,474)	1,825

	$6,451	$4,111	$(5,643)	$4,919

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended July 3, 2015
	Harris Parent Co.	Exelis Parent Co.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
	(In millions)
Net cash provided by (used in) operating activities	$906	$(84)	$25	$7	$854

Investing Activities
Intercompany loans	(63)	—	(101)	164	—
Net cash paid for acquired businesses	(3,316)	—	—	130	(3,186)
Additions of property, plant and equipment	(103)	(2)	(43)	—	(148)
Proceeds from sale of business	3	—	40	—	43
Proceeds from sale of discontinued operations	7	—	—	—	7

Net cash used in investing activities	(3,472)	(2)	(104)	294	(3,284)

Financing Activities
Intercompany loans	101	122	63	(286)	—
Proceeds from borrowings, net of issuance costs	3,651	—	32	—	3,683
Repayments of borrowings	(927)	—	(27)	—	(954)
Proceeds from exercises of employee stock options	47	—	—	—	47
Repurchases of common stock	(166)	—	—	—	(166)
Cash dividends	(198)	—	(115)	115	(198)
Other financing activities	(39)	—	—	—	(39)

Net cash provided by (used in) financing activities	2,469	122	(47)	(171)	2,373

Effect of exchange rate changes on cash and cash equivalents	—	—	(23)	—	(23)

Net increase (decrease) in cash and cash equivalents	(97)	36	(149)	130	(80)
Cash and cash equivalents, beginning of year	252	15	424	(130)	561

Cash and cash equivalents, end of year	$155	$51	$275	$—	$481

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended June 27, 2014
	Harris Parent Co.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
	(In millions)
Net cash provided by operating activities	$635	$224	$(10)	$849

Investing Activities
Intercompany loans	35	(112)	77	—
Cash paid for intangible assets	(3)	—	—	(3)
Additions of property, plant and equipment	(150)	(59)	—	(209)
Proceeds from sale of property, plant and equipment	8	—	—	8
Proceeds from sale of discontinued operations	42	—	—	42

Net cash used in investing activities	(68)	(171)	77	(162)

Financing Activities
Intercompany loans	112	(35)	(77)	—
Proceeds from borrowings, net of issuance costs	—	34	—	34
Repayments of borrowings	(110)	(24)	—	(134)
Proceeds from exercises of employee stock options	141	—	—	141
Repurchases of common stock	(309)	—	—	(309)
Cash dividends	(180)	(10)	10	(180)

Net cash used in financing activities	(346)	(35)	(67)	(448)

Effect of exchange rate changes on cash and cash equivalents	—	1	—	1

Net increase in cash and cash equivalents	221	19	—	240
Cash and cash equivalents, beginning of year	31	290	—	321

Cash and cash equivalents, end of year	$252	$309	$—	$561

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended June 28, 2013
	Harris Parent Co.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
	(In millions)
Net cash provided by operating activities	$474	$335	$24	$833

Investing Activities
Intercompany loans	25	(309)	284	—
Cash paid for cost-method investment	(1)	—	—	(1)
Additions of property, plant and equipment	(91)	(74)	—	(165)
Additions of capitalized software	(13)	—	—	(13)
Proceeds from sale of discontinued operations	64	83	—	147
Proceeds from sale of securities available-for-sale	12	—	—	12

Net cash used in investing activities	(4)	(300)	284	(20)

Financing Activities
Intercompany loans	309	(25)	(284)	—
Proceeds from borrowings, net of issuance costs	3	15	—	18
Repayments of borrowings	(356)	(8)	—	(364)
Payment of contingent consideration	(12)	—	—	(12)
Proceeds from exercises of employee stock options	98	—	—	98
Repurchases of common stock	(415)	—	—	(415)
Cash dividends	(165)	24	(24)	(165)

Net cash provided by (used in) financing activities	(538)	6	(308)	(840)

Effect of exchange rate changes on cash and cash equivalents	—	(8)	—	(8)

Net increase (decrease) in cash and cash equivalents	(68)	33	—	(35)
Cash and cash equivalents, beginning of year	99	257	—	356

Cash and cash equivalents, end of year	$31	$290	$—	$321

SUPPLEMENTARY FINANCIAL INFORMATION

QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected quarterly financial data is summarized below:

	Quarter Ended				Total Year
	9-26-14	1-2-15	4-3-15 (3)	7-3-15 (4)
	(In millions, except per share amounts)
Fiscal 2015
Revenue	$1,155	$1,206	$1,187	$1,535	$5,083
Gross profit	393	398	433	497	1,721
Income from continuing operations before income taxes	176	189	179	(67)	477
Income from continuing operations (1)	125	139	126	(56)	334
Net income (2)	125	139	126	(56)	334
Per share data:
Basic
Income from continuing operations (1)	1.19	1.34	1.21	(0.51)	3.15
Net income (2)	1.19	1.34	1.21	(0.51)	3.15
Diluted
Income from continuing operations (1)	1.18	1.32	1.20	(0.51)	3.11
Net income (2)	1.18	1.32	1.20	(0.51)	3.11
Cash dividends	0.47	0.47	0.47	0.47	1.88
Stock prices — High	76.50	74.27	79.52	82.79
Low	66.85	60.78	66.15	76.35

	Quarter Ended				Total Year
	9-27-13	12-27-13	3-28-14	6-27-14
	(In millions, except per share amounts)
Fiscal 2014
Revenue	$1,192	$1,223	$1,268	$1,329	$5,012
Gross profit	417	428	427	430	1,702
Income from continuing operations before income taxes	188	203	201	203	795
Income from continuing operations (1)	128	137	137	138	540
Discontinued operations, net of income taxes	(2)	(1)	4	(6)	(5)
Net income (2)	126	136	141	132	535
Per share data:
Basic
Income from continuing operations (1)	1.19	1.28	1.28	1.30	5.05
Discontinued operations	(0.02)	(0.01)	0.04	(0.07)	(0.05)
Net income (2)	1.17	1.27	1.32	1.23	5.00
Diluted
Income from continuing operations (1)	1.18	1.27	1.27	1.28	5.00
Discontinued operations	(0.02)	(0.01)	0.04	(0.06)	(0.05)
Net income (2)	1.16	1.26	1.31	1.22	4.95
Cash dividends	0.42	0.42	0.42	0.42	1.68
Stock prices — High	59.75	70.73	75.33	79.32
Low	48.75	57.21	66.34	68.63

(1)	For this line item, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders.

(2)	For this line item, “net income” refers to net income attributable to Harris Corporation common shareholders. For fiscal 2015, amounts are identical to income from continuing operations because we did not have any discontinued operations in fiscal 2015.

(3)	Income from continuing operations included a $13 million after-tax ($0.12 per diluted share) charge for costs associated with our acquisition of Exelis.

(4)	Income from continuing operations included a $204 million after-tax ($1.83 per diluted share) charge for transaction, financing, integration, restructuring and other costs, primarily related to the acquisition of Exelis.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures:    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of fiscal 2015, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of fiscal 2015 our disclosure controls and procedures were effective.

(b) Changes in Internal Control:    We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Evaluation of Internal Control over Financial Reporting:    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of fiscal 2015 and concluded that our internal control over financial reporting was effective as of the end of fiscal 2015. Our management excluded from its assessment of effectiveness of our internal control over financial reporting the internal controls of Exelis, which we acquired during the fourth quarter of fiscal 2015. Exelis is included in our fiscal 2015 consolidated financial statements and constituted 63 percent and 39 percent of our total assets and total liabilities, respectively, as of July 3, 2015 and five percent of our total revenue for the fiscal year then ended. Our management will include the internal controls of Exelis in its assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2016. “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Report. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, our independent registered public accounting firm. Their unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Report.

ITEM 9B.	OTHER INFORMATION.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

(a) Identification of Directors:    The information required by this Item with respect to our directors is incorporated herein by reference to the discussion under the heading Proposal 1: Election of Directors in our Proxy Statement for our 2015 Annual Meeting of Shareholders scheduled to be held on October 23, 2015 (our “2015 Proxy Statement”), which is expected to be filed within 120 days after the end of our fiscal 2015.

(b) Identification of Executive Officers:    Certain information regarding our executive officers is included in Part I of this Report under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.

(c) Audit Committee Information; Financial Expert:    The information required by this Item with respect to the Audit Committee of our Board of Directors and “audit committee financial experts” is incorporated herein by reference to the discussion under the headings Board Committees and Committee Charters, Audit Committee and Committee Membership in our 2015 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2015.

(d) Section 16(a) Beneficial Ownership Reporting Compliance:    The information relating to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2015 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2015.

(e) Code of Ethics:    All of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Code of Conduct. Our Code of Conduct is posted on our website at http://harris.com/about/business-conduct.aspx and is also available free of charge by written request to our Director of Ethics and Compliance, Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose on the Business Conduct section of our website at http://harris.com/about/business-conduct.aspx any amendment to, or waiver from, our Code of Conduct that is required to be disclosed to shareholders, within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Code of Conduct in our 2015 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2015.

(f) Policy for Nominees:    The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees to our Board of Directors contained under the heading Director Nomination Process and Criteria, and Board Diversity in our 2015 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2015. No material changes to those procedures have occurred since the disclosure regarding those procedures in our Proxy Statement for our 2014 Annual Meeting of Shareholders. Additional information concerning requirements and procedures for shareholders directly nominating directors is contained under the heading Shareholder Proposals for the 2016 Annual Meeting of Shareholders in our 2015 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2015.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item with respect to compensation of our directors and executive officers is incorporated herein by reference to the discussion under the headings Director Compensation and Benefits, Executive Compensation and Management Development and Compensation Committee Report in our 2015 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item with respect to security ownership of certain of our beneficial owners and management and with respect to equity compensation plans is incorporated herein by reference to the discussion under the headings Our Largest Shareholders, Shares Held By Our Directors and Executive Officers and Equity Compensation Plan Information in our 2015 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item is incorporated herein by reference to the discussion under the headings Director Independence and Related Person Transaction Policy in our 2015 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 5: Ratification of the Appointment of Independent Registered Public Accounting Firm in our 2015 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2015.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this Report:

Page
(1) List of Financial Statements Filed as Part of this Report:
The following financial statements and reports of Harris Corporation and its consolidated subsidiaries are included in Item 8. of this Report at the page numbers referenced below:
Management’s Report on Internal Control Over Financial Reporting	64
Report of Independent Registered Certified Public Accounting Firm on the Consolidated Financial Statements	65
Report of Independent Registered Certified Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	66
Consolidated Statement of Income — Fiscal Years ended July 3, 2015; June 27, 2014; and June 28, 2013	67
Consolidated Statement of Comprehensive Income — Fiscal Years ended July 3, 2015, June 27, 2014; and June 28, 2013	68
Consolidated Balance Sheet — July 3, 2015 and June 27, 2014	69
Consolidated Statement of Cash Flows — Fiscal Years ended July 3, 2015; June 27, 2014; and June 28, 2013	70
Consolidated Statement of Equity — Fiscal Years ended July 3, 2015; June 27, 2014; and June 28, 2013	71
Notes to Consolidated Financial Statements	72
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts — Fiscal Years ended July 3, 2015; June 27, 2014; and June 28, 2013	134

All other schedules are omitted because they are not applicable, the amounts are not significant or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

(3)    Exhibits:

The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

(1)  Underwriting Agreement, dated as of April 22, 2015, among Harris Corporation and Morgan Stanley & Co. LLC and Citigroup Global Markets Inc., on behalf of themselves and the several underwriters named therein, incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)

(2)(a)(i) Asset Sale Agreement, dated as of December 5, 2012, by and between Harris Corporation and Gores Broadcast Solutions, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 11, 2012. (Commission File Number 1-3863)

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

(2)(b) Agreement and Plan of Merger, dated as of February 5, 2015, by and among Exelis Inc., Harris Corporation, and Harris Communication Solutions (Indiana), Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2015. (Commission File Number 1-3863)

(2)(c) Distribution Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014, incorporated herein by reference to Exhibit 2.1 of Exelis Inc.’s Current Report on Form 8-K filed with the SEC on September 29, 2014. (Commission File No. 1-35228).

(2)(d) Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc., incorporated herein by reference to Exhibit 10.1 of ITT Corporation’s Form 10-Q Quarterly Report filed on October 28, 2011. (Commission File No. 1-5672)

(3)(a) Restated Certificate of Incorporation of Harris Corporation (1995), as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2012. (Commission File Number 1-3863)

(3)(b) By-Laws of Harris Corporation, as amended and restated effective December 5, 2014, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2014. (Commission File Number 1-3863)

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

(iii)  Supplemental Indenture, dated June 2, 2015, among Harris Corporation, Exelis Inc. and The Bank of New York Mellon (as successor to Chemical Bank), to the Indenture dated as of May 1, 1996 between Harris Corporation and The Bank of New York (as successor to Chemical Bank), incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2015. (Commission File Number 1-3863)

(4)(c)(i) Indenture, dated as of October 1, 1990, between Harris Corporation and U.S. Bank National Association (as successor to National City Bank), as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 33-35315, filed with the SEC on June 8, 1990.

(ii)  Supplemental Indenture, dated June 2, 2015, among Harris Corporation, Exelis Inc. and U.S. Bank National Association (as successor to National City Bank), to the Indenture dated as of October 1, 1990 between Harris Corporation and U.S. National Association (as successor to National City Bank), incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2015. (Commission File Number 1-3863)

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

(iii)  Supplemental Indenture, dated June 2, 2015, among Harris Corporation, Exelis Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York), to the Indenture dated as of September 3, 2003 between Harris Corporation and The Bank of New York (as successor to The Bank of New York), incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2015. (Commission File Number 1-3863)

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

(4)(f)(i) Indenture, dated as of September 20, 2011, between Exelis Inc., ITT Corporation, as initial guarantor, and Union Bank, N.A., as trustee, incorporated herein by reference to Exhibit 4.1 of ITT Corporation’s Current Report on Form 8-K filed with the SEC on September 21, 2011. (Commission File Number 1-5672)

(4)(f)(ii) Supplemental Indenture, dated June 2, 2015, among Harris Corporation, Exelis Inc. and MUFG Union Bank, N.A. (f/k/a Union Bank, N.A.), to the Indenture dated as of September 20, 2011 among Exelis Inc., ITT Corporation as Guarantor and MUFG Union Bank, N.A. (f/k/a Union Bank, N.A.), incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2015. (Commission File Number 1-3863)

(4)(g) Form of the Company’s 4.40% Notes due 2020, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010. (Commission File Number 1-3863)

(4)(h) Form of the Company’s 6.15% Notes due 2040, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010. (Commission File Number 1-3863)

(4)(i) Form of the Company’s 1.999% Global Note due 2018, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)

(4)(j) Form of the Company’s 2.700% Global Note due 2020, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)

(4)(k) Form of the Company’s 3.832% Global Note due 2025, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)

(4)(l) Form of the Company’s 4.854% Global Note due 2035, incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)

(4)(m) Form of the Company’s 5.054% Global Note due 2045, incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)

(4)(n) Form of Exelis Inc. 4.250% Senior Notes due 2016, incorporated herein by reference to Exhibit 4.5 of Exelis Inc.’s Form S-4 Registration Statement, Registration Statement No. 333-181682, filed with the SEC on May 25, 2012.

(4)(o) Form of Exelis Inc. 5.550% Senior Notes due 2021, incorporated herein by reference to Exhibit 4.6 of Exelis Inc.’s Form S-4 Registration Statement, Registration Statement No. 333-181682, filed with the SEC on May 25, 2012.

4(p) Pursuant to Regulation S-K Item 601(b)(4)(iii)(A), Registrant by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of Harris.

*(10)(a) Form of Director and Executive Officer Indemnification Agreement, for use on or after October 26, 2012, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2012. (Commission File Number 1-3863)

*(10)(b) Form of Executive Change in Control Severance Agreement, effective as of, and for use after, April 22, 2010, incorporated herein by reference to Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

*(10)(c)(i) Harris Corporation Annual Incentive Plan (effective as of July 3, 2010), incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)

(ii)  Amendment Number One to the Harris Corporation Annual Incentive Plan (Effective as of July 3, 2010), dated December 10, 2013, incorporated herein by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 27, 2013. (Commission File Number 1-3863)

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

*(10)(e)(i) Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)

(ii)  Form of Stock Option Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

(iii)  Form of Stock Option Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)

(iv)  Form of Performance Share Unit Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective

August 27, 2010), incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)

(v)  Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of June 30, 2012) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2012. (Commission File Number 1-3863)

(vi)  Form of Stock Option Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2013. (Commission File Number 1-3863)

(vii)  Form of Performance Share Unit Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2013. (Commission File Number 1-3863)

(viii)  Form of Restricted Stock Unit Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2013. (Commission File Number 1-3863)

(ix)  Form of Performance Share Unit Award Agreement Terms and Conditions (as of June 28, 2014) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2014. (Commission File Number 1-3863)

(x)  Form of Restricted Stock Award Agreement Terms and Conditions (as of June 28, 2014) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2014. (Commission File Number 1-3863)

(xi)  Form of Performance Stock Option Award Agreement Terms and Conditions (as of May 27, 2015), for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010).

*(10)(f)(i) Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2010. (Commission File Number 1-3863)

(ii)  Amendment Number One to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated June 28, 2011 and effective as of July 2, 2011, incorporated herein by reference to Exhibit 10(x)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2011. (Commission File Number 1-3863)

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

(ix)  Amendment Number Eight to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated December 19, 2014, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2015. (Commission File Number 1-3863)

(x)  Amendment Number Nine to the Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2011), dated June 30, 2015.

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

*(10)(h)(i) Harris Corporation 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective November 28, 2011), incorporated herein by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2011. (Commission File Number 1-3863)

(ii)  Amendment Number One to the Harris Corporation 2005 Supplemental Executive Retirement Plan (Amended and Restated Effective November 28, 2011) dated December 19, 2014, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2015. (Commission File Number 1-3863)

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

*(10)(j)(i) Harris Corporation 2005 Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009), incorporated herein by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(ii)  Amendment Number One to the Harris Corporation 2005 Directors’ Deferred Compensation Plan (As Amended and Restated Effective January 1, 2009), dated October 27, 2010 and effective as of August 28, 2010, incorporated herein by reference to Exhibit 10(m) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

*(10)(k)(i) Amended and Restated Master Trust Agreement and Declaration of Trust, made as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)

(ii)  Amendment to the Harris Corporation Master Trust, dated May 21, 2009, incorporated herein by reference to Exhibit 10(m)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009. (Commission File Number 1-3863)

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

(10)(m) Commercial Paper Issuing and Paying Agent Agreement, dated as of March 30, 2005, between Citibank, N.A. and Harris Corporation, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005. (Commission File Number 1-3863)

(10)(n) Commercial Paper Dealer Agreement, dated as of June 12, 2007, between Citigroup Global Markets Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

(10)(o) Commercial Paper Dealer Agreement, dated June 13, 2007, between Banc of America Securities LLC and Harris Corporation, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

(10)(p) Commercial Paper Dealer Agreement, dated as of June 14, 2007, between SunTrust Capital Markets, Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)

*(10)(q) Employment Agreement, dated October 8, 2011 and effective November 1, 2011, by and between Harris Corporation and William M. Brown, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011. (Commission File Number 1-3863)

*(10)(r) Offer Letter, dated July 20, 2012, by and between Harris Corporation and Robert L. Duffy, incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for fiscal year ended June 28. 2013. (Commission File Number 1-3863)

*(10)(s) Offer Letter Agreement, dated February 4, 2014, between Harris Corporation and Miguel A. Lopez, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2014. (Commission File Number 1-3863)

*(10)(t) Separation Agreement and Release of All Claims, dated February 12, 2014, between Harris Corporation and Gary L. McArthur, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended March 28, 2014. (Commission File Number 1-3863)

*(10)(u) Offer Letter Agreement, dated March 6, 2015, between Harris Corporation and Todd Taylor, incorporated herein by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended April 3, 2015. (Commission File Number 1-3863)

*(10)(v) Summary of Annual Compensation of Non-Employee Directors effective as of January 1, 2015, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 29, 2014. (Commission File Number 1-3863)

(10)(w) Commitment Letter, dated February 5, 2015, by and between Harris Corporation and Morgan Stanley Senior Funding, Inc., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 9, 2015. (Commission File Number 1-3863)

(10)(x) 364-Day Bridge Term Loan Agreement, dated as of March 16, 2015, by and among Harris Corporation and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2015. (Commission File Number 1-3863)

(10)(y)(i) Term Loan Agreement, dated as of March 16, 2015, by and among Harris Corporation and the other parties thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2015. (Commission File Number 1-3863)

(ii)  Amendment No. 1 to Term Loan Agreement, dated as of July 1, 2015, by and among Harris Corporation and the other parties thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2015. (Commission File Number 1-3863)

(10)(z) Revolving Credit Agreement, dated as of July 1, 2015, by and among Harris Corporation and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2015. (Commission File Number 1-3863)

(10)(aa) Employee Matters Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014, incorporated herein by reference to Exhibit 10.1 of Exelis Inc.’s Current Report on Form 8-K filed with the SEC on September 29, 2014. (Commission File No. 1-35228)

(10)(bb) Tax Matters Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014, incorporated herein by reference to Exhibit 10.2 of Exelis Inc.’s Current Report on Form 8-K filed with the SEC on September 29, 2014. (Commission File No. 1-35228)

(10)(cc) Master Transition Services Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014, incorporated herein by reference to Exhibit 10.3 of Exelis Inc.’s Current Report on Form 8-K filed with the SEC on September 29, 2014. (Commission File No. 1-35228)

(10)(dd) Transitional Trademark License Agreement – Vectrus between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014, incorporated herein by reference to Exhibit 10.4 of Exelis Inc.’s Current Report on Form 8-K filed with the SEC on September 29, 2014. (Commission File No. 1-35228)

(10)(ee) Technology License Agreement between Vectrus, Inc. and Exelis Inc. dated as of September 25, 2014, incorporated herein by reference to Exhibit 10.5 of Exelis Inc.’s Current Report on Form 8-K filed with the SEC on September 29, 2014. (Commission File No. 1-35228)

*(10)(ff) Exelis Inc. Annual Incentive Plan for Executive Officers, incorporated herein by reference to Exelis Inc’s Definitive Proxy Statement filed with the SEC on March 27, 2013. (Commission File No. 1-35228)

*(10)(gg) Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc., incorporated herein by reference to Exhibit 10.2 of ITT Corporation’s Quarterly Report on Form 10-Q filed with the SEC on October 28, 2011. (Commission File No. 1-5672)

(10)(hh) Tax Matters Agreement, dated as of October 25, 2011 among ITT Corporation, Exelis Inc. and Xylem Inc., incorporated herein by reference to Exhibit 10.3 of ITT Corporation’s Quarterly Report on Form 10-Q filed with the SEC on October 28, 2011. (Commission File No. 1-5672)

(10)(ii) Master Transition Services Agreement, dated as of October 25, 2011 among ITT Corporation, Exelis Inc. and Xylem Inc., incorporated herein by reference to Exhibit 10.4 of ITT Corporation’s Quarterly Report on Form 10-Q filed with the SEC on October 28, 2011. (Commission File No. 1-5672)

(10)(jj) ITT Transitional Trademark License Agreement – Exelis, dated as of October 25, 2011, between ITT Manufacturing Enterprises LLC and Exelis Inc., incorporated herein by reference to Exhibit 10.5 of ITT Corporation’s Quarterly Report on Form 10-Q filed with the SEC on October 28, 2011. (Commission File No. 1-5672)

*(10)(kk) Exelis Inc. 1997 Annual Incentive Plan, incorporated herein by reference to Exhibit 10.9 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 18, 2011. (Commission File No. 1-35228)

(10)(ll) Exelis Salaried Investment and Savings Plan, incorporated herein by reference to Exhibit 4.4 of Exelis Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-177605, filed with the SEC on October 28, 2011.

(10)(mm) Exelis Inc. Excess Savings Plan, incorporated herein by reference to Exhibit 10.12 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 18, 2011. (Commission File No. 1-35228)

*(10)(nn) Exelis Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.5 of Exelis Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-177605, filed with the SEC on October 28, 2011.

*(10)(oo) Exelis Inc. Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.14 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 18, 2011. (Commission File No. 1-35228)

*(10)(pp) Exelis Inc. Enhanced Severance Pay Plan, incorporated herein by reference to Exhibit 10.15 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 18, 2011. (Commission File No. 1-35228)

*(10)(qq) Exelis Inc. Senior Executive Severance Pay Plan, incorporated herein by reference to Exhibit 10.17 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 18, 2011. (Commission File No. 1-35228)

(10)(rr) Exelis Excess Pension Plan IA (formerly known as the ITT Excess Pension Plan IA and the ITT Industries excess Pension Plan IA). Originally effective as of July 1, 1975. Amended and restated as of December 31, 2008, and further amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.18 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)

(10)(ss) Exelis Excess Pension Plan IB (formerly known as the ITT Excess Pension Plan IB and the ITT Industries excess Pension Plan IB). Originally effective as of January 1, 1996. Amended and restated as of December 31, 2008, and further amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.19 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)

(10)(tt) Exelis Excess Pension Plan IIA (formerly known as the ITT Excess Pension Plan IIA, the ITT Excess Pension Plan II, and the ITT Industries Excess Pension Plan II, as amended and restated as of July 13, 2004). Originally effective as of January 1, 1988. Amended and restated as of December 31, 2008, and further amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.20 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)

(10)(uu) Exelis Excess Pension Plan IIB (formerly known as the ITT Excess Pension Plan IIB). Effective as of January 1, 2008. Amended and restated as of December 21, 2008, and further amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.21 to Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)

(10)(vv) Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.33 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 18, 2011. (Commission File No. 1-35228)

*(10)(ww) Form of Exelis Inc. Special Senior Executive Severance Pay Plan, incorporated herein by reference to Exhibit 10.35 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2012. (Commission File No. 1-35228)

*(10)(xx) Amended and Restated Exelis Inc. Annual Incentive Plan for Executive Officers, incorporated by reference as Exhibit 10.02 to Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2015. (Commission File No. 1-35228)

(12)  Statement regarding computation of ratio of earnings to fixed charges.

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

(101.DEF) XBRL Taxonomy Extension Definition Linkbase Document.

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

HARRIS CORPORATION
(Registrant)

Date: August 31, 2015	By:	/S/ WILLIAM M. BROWN
William M. Brown
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ WILLIAM M. BROWN William M. Brown	Chairman, President and Chief Executive Officer (Principal Executive Officer)	August 31, 2015

	/s/ MIGUEL A. LOPEZ Miguel A. Lopez	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 31, 2015

	/s/ TODD A. TAYLOR Todd A. Taylor	Vice President, Principal Accounting Officer (Principal Accounting Officer)	August 31, 2015

	/s/ PETER W. CHIARELLI* Peter W. Chiarelli	Director	August 31, 2015

	/s/ THOMAS A. DATTILO* Thomas A. Dattilo	Director	August 31, 2015

	/s/ TERRY D. GROWCOCK* Terry D. Growcock	Director	August 31, 2015

	/s/ LEWIS HAY III* Lewis Hay III	Director	August 31, 2015

	/s/ VYOMESH I. JOSHI* Vyomesh I. Joshi	Director	August 31, 2015

	/s/ KAREN KATEN* Karen Katen	Director	August 31, 2015

	/s/ LESLIE F. KENNE* Leslie F. Kenne	Director	August 31, 2015

	/s/ DAVID B. RICKARD* David B. Rickard	Director	August 31, 2015

	/s/ JAMES C. STOFFEL* James C. Stoffel	Director	August 31, 2015

	/s/ GREGORY T. SWIENTON* Gregory T. Swienton	Director	August 31, 2015

	/s/ HANSEL E. TOOKES II* Hansel E. Tookes II	Director	August 31, 2015

*By:	/s/ SCOTT T. MIKUEN
Scott T. Mikuen
Attorney-in-Fact
pursuant to a power of attorney

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

HARRIS CORPORATION AND SUBSIDIARIES

(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe		Deductions — Describe		Balance at End of Period
Year ended July 3, 2015
Amounts Deducted From
Respective Asset Accounts:
					$621	(A)
					2,249	(B)
					181	(C)

Allowances for collection losses	$7,252	$2,154	$5,814	(C)	$3,051		$12,169

			10,029	(C)
			7,009	(D)

Allowances for deferred tax assets	$68,163	$(12,036)	$17,038	(D)	$1,299	(A)	$71,866

Year ended June 27, 2014
Amounts Deducted From
Respective Asset Accounts:
					$217	(A)
					1,682	(B)

Allowances for collection losses	$8,529	$622	$—		$1,899		$7,252

Allowances for deferred tax assets	$74,112	$(8,054)	$1,600	(D)	$(505)	(A)	$68,163

Year ended June 28, 2013
Amounts Deducted From
Respective Asset Accounts:
					$72	(A)
					1,701	(B)
					375	(C)

Allowances for collection losses	$7,012	$3,665	$—		$2,148		$8,529

					(84)	(A)
					5,652	(C)

Allowances for deferred tax assets	$79,739	$(1,342)	$1,283	(D)	$5,568		$74,112

Note A — Foreign currency translation gains and losses

Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off

Note C — Acquisitions and divestitures

Note D — Uncertain income tax positions