Form 10-Q
period 2015-10-02
HARRIS CORP /DE/
filed 2015-11-06
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2015

or

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2015 was 124,413,101 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended October 2, 2015

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended
	October 2, 2015	September 26, 2014
	(In millions, except per share amounts)
Revenue from product sales and services	$1,811	$1,155

Cost of product sales and services	(1,220)	(762)
Engineering, selling and administrative expenses	(329)	(195)
Non-operating income	1	—
Interest income	1	1
Interest expense	(48)	(23)

Income before income taxes	216	176
Income taxes	(68)	(51)

Net income	$148	$125

Net income per common share
Basic	$1.20	$1.19
Diluted	$1.18	$1.18

Cash dividends paid per common share	$0.50	$0.47

Basic weighted average common shares outstanding	123.5	104.6
Diluted weighted average common shares outstanding	124.7	105.8

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended
	October 2, 2015	September 26, 2014
	(In millions)
Net income	$148	$125
Other comprehensive loss:
Foreign currency translation loss, net of income taxes	(32)	(29)
Net unrealized loss on hedging derivatives, net of income taxes	—	(1)
Net unrecognized gain on postretirement obligations, net of income taxes	—	9

Other comprehensive loss, net of income taxes	(32)	(21)

Total comprehensive income	$116	$104

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	October 2, 2015	July 3, 2015
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$320	$481
Receivables	1,078	1,168
Inventories	1,107	1,015
Income taxes receivable	30	87
Current deferred income taxes	346	341
Deferred compensation plan investments	40	267
Other current assets	132	165

Total current assets	3,053	3,524
Non-current Assets
Property, plant and equipment	1,150	1,165
Goodwill	6,321	6,348
Other intangible assets	1,729	1,775
Non-current deferred income taxes	165	163
Other non-current assets	146	154

Total non-current assets	9,511	9,605

	$12,564	$13,129

Liabilities and Equity
Current Liabilities
Short-term debt	$50	$33
Accounts payable	455	581
Compensation and benefits	258	255
Other accrued items	474	518
Advance payments and unearned income	421	433
Income taxes payable	70	57
Current deferred income taxes	1	7
Deferred compensation plan liabilities	12	267
Current portion of long-term debt	130	130

Total current liabilities	1,871	2,281
Non-current Liabilities
Defined benefit plans	1,876	1,943
Long-term debt	4,901	5,053
Long-term contract liability	67	71
Non-current deferred income taxes	14	7
Other long-term liabilities	372	372

Total non-current liabilities	7,230	7,446
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 124,168,650 shares at October 2, 2015 and 123,675,756 shares at July 3, 2015	124	124
Other capital	2,044	2,031
Retained earnings	1,342	1,258
Accumulated other comprehensive loss	(48)	(16)

Total shareholders’ equity	3,462	3,397
Noncontrolling interests	1	5

Total equity	3,463	3,402

	$12,564	$13,129

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter Ended
	October 2, 2015	September 26, 2014
	(In millions)
Operating Activities
Net income	$148	$125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61	51
Amortization of intangible assets from Exelis Inc. acquisition	33	—
Share-based compensation	10	8
Pension contributions	(61)	—
Pension income	(6)	—
Non-current deferred income taxes	60	(1)
(Increase) decrease in:
Accounts receivable	82	(38)
Inventories	(108)	(30)
Increase (decrease) in:
Accounts payable and accrued expenses	(158)	(102)
Advance payments and unearned income	(13)	12
Income taxes	—	45
Other	16	10

Net cash provided by operating activities	64	80

Investing Activities
Additions of property, plant and equipment	(26)	(41)
Proceeds from sale of property, plant and equipment	2	—
Proceeds from sale of Cyber Integration Center	—	7

Net cash used in investing activities	(24)	(34)

Financing Activities
Proceeds from borrowings	41	3
Repayments of borrowings	(173)	(9)
Proceeds from exercises of employee stock options	19	18
Repurchases of common stock	—	(100)
Cash dividends	(64)	(50)
Other financing activities	(15)	(12)

Net cash used in financing activities	(192)	(150)

Effect of exchange rate changes on cash and cash equivalents	(9)	(8)

Net decrease in cash and cash equivalents	(161)	(112)

Cash and cash equivalents, beginning of year	481	561

Cash and cash equivalents, end of quarter	$320	$449

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented therein. The results for the first quarter of fiscal 2016 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at July 3, 2015 has been derived from our audited financial statements, but does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2015 (our “Fiscal 2015 Form 10-K”).

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

Adoption of New Accounting Standards

In the first quarter of fiscal 2016, we adopted an accounting standard issued by the Financial Accounting Standards Board (“FASB”) that eliminates the requirement for an acquirer in a business combination to retrospectively account for measurement-period adjustments. Instead, the new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. This standard is to be applied prospectively. The adoption of this standard did not have a material impact on our financial position, results of operations or cash flows.

Accounting Standards Issued But Not Yet Effective

In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under U.S. GAAP and International Financial Reporting Standards and supersedes some cost guidance for construction-type and production-type contracts. The guidance in this standard is principles-based, and consequently, entities will be required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. The guidance in this standard is applicable to all contracts with customers, regardless of industry-specific or transaction-specific fact patterns. Additionally, this standard provides guidance for transactions that were not previously addressed comprehensively (e.g., service revenue, contract modifications and licenses of intellectual property) and modifies guidance for multiple-element arrangements. The core principle of this standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To help financial statement users better understand the nature, amount, timing and potential uncertainty of the revenue that is recognized, this standard requires significantly more interim and annual disclosures. This standard allows for either “full retrospective” adoption (application to all periods presented) or “modified retrospective” adoption (application to only the most current period presented in the financial statements, as well as certain additional required footnote disclosures). In August 2015, the FASB issued an accounting standards update that defers the effective date of this standard by one year, while permitting entities to elect to adopt one year earlier on the original effective date. As a result, this standard is now effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which for us is our fiscal 2019. We are currently evaluating the impact this standard will have on our financial position, results of operations and cash flows.

Note B — Stock Options and Other Share-Based Compensation

During the quarter ended October 2, 2015, we had one shareholder-approved employee stock incentive plan (“SIP”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), under which options or other share-based compensation was outstanding, and we have granted the following types of share-based awards under our SIP: stock options, restricted stock awards, restricted stock unit awards, performance share awards, performance share unit awards and awards of immediately vested shares of our common stock. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIP). The compensation cost related to our share-based awards that was charged against income was $10 million and $8 million for the quarters ended October 2, 2015 and September 26, 2014, respectively.

Grants to employees under our SIP during the quarter ended October 2, 2015 consisted of 1,647,890 stock options, 66,670 restricted stock awards and 282,595 performance share unit awards. The fair value as of the grant date of each option award was determined using the Black-Scholes-Merton option-pricing model, which used the following assumptions: expected dividend yield of 2.50 percent; expected volatility of 23.01 percent; risk-free interest rates averaging 1.52 percent; and expected term in years of 5.05. The fair value as of the grant date of each restricted stock award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance share unit award was determined based on a fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting.

Note C — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized below:

	October 2, 2015 (1)	July 3, 2015 (1)
	(In millions)
Foreign currency translation, net of income taxes of $19 million and $15 million at October 2, 2015 and July 3, 2015, respectively	$(94)	$(62)
Net unrealized loss on hedging derivatives, net of income taxes of $12 million at October 2, 2015 and July 3, 2015	(19)	(19)
Unrecognized postretirement obligations, net of income taxes of $42 million at October 2, 2015 and July 3, 2015	65	65

	$(48)	$(16)

(1)	Reclassifications out of accumulated other comprehensive loss to earnings were not material for the first quarter of fiscal 2016 or 2015.

Note D — Receivables

Receivables are summarized below:

	October 2, 2015	July 3, 2015
	(In millions)
Accounts receivable	$770	$837
Unbilled costs and accrued earnings on cost-plus contracts	320	343

	1,090	1,180
Less allowances for collection losses	(12)	(12)

	$1,078	$1,168

Note E — Inventories

Inventories are summarized below:

	October 2, 2015	July 3, 2015
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$556	$463
Finished products	110	100
Work in process	235	256
Raw materials and supplies	206	196

	$1,107	$1,015

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $69 million at October 2, 2015 and $85 million at July 3, 2015.

Note F — Property, Plant and Equipment

Property, plant and equipment are summarized below:

	October 2, 2015	July 3, 2015
	(In millions)
Land	$45	$45
Software capitalized for internal use	154	155
Buildings	632	587
Machinery and equipment	1,491	1,526

	2,322	2,313
Less accumulated depreciation and amortization	(1,172)	(1,148)

	$1,150	$1,165

Depreciation and amortization expense related to property, plant and equipment for the quarters ended October 2, 2015 and September 26, 2014 was $50 million and $35 million, respectively.

Note G — Goodwill

As discussed in Note O — Business Segments, we adjusted our segment reporting in the first quarter of fiscal 2016 to reflect our new organizational structure that was effective at the beginning of fiscal 2016, which resulted in changes to our operating segments, which are also our reportable segments and are referred to as our business segments. In accordance with GAAP, we have reassigned goodwill using a relative fair value approach. Because our accounting for our acquisition of Exelis Inc. and its subsidiaries (collectively, “Exelis”) in the fourth quarter of fiscal 2015 is still preliminary, we assigned the goodwill acquired as a result of the acquisition on a provisional basis. Immediately before and after our goodwill assignments, we completed an assessment of any potential goodwill impairment under our former and new segment reporting structure and determined that no impairment existed.

The assignment of goodwill by business segment is as follows:

	Communication Systems	Space and Intelligence Systems	Electronic Systems	Critical Networks	Total
	(In millions)
Balance at July 3, 2015	$760	$1,446	$1,718	$2,424	$6,348
Currency translation adjustments	(2)	(1)	—	(14)	(17)
Other (including true-ups of previously estimated purchase price allocations) (1)	2	(9)	4	(7)	(10)

Balance at October 2, 2015	$760	$1,436	$1,722	$2,403	$6,321

(1)	Our accounting for the Exelis acquisition is still preliminary. The fair value estimates for the assets acquired and liabilities assumed were based on preliminary calculations, and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of these preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets and tax-related items. During the quarter ended October 2, 2015, we recorded several purchase price adjustments which impacted goodwill, the largest of which was a $31 million reduction in current liabilities related to unrecognized tax benefits.

Note H — Accrued Warranties

Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the first quarter of fiscal 2016 were as follows:

(In millions)
Balance at July 3, 2015	$36
Warranty provision for sales	4
Settlements	(6)

Balance at October 2, 2015	$34

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties at October 2, 2015 and July 3, 2015 was $34 million and $36 million, respectively, and is included as a component of the “Advance payments and unearned income” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

Note I — Postretirement Benefit Plans

The following table provides the components of our net periodic benefit cost for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended October 2, 2015
	Pension	Other Benefits	Total
	(In millions)
Net periodic benefit cost
Service cost	$18	$1	$19
Interest cost	62	4	66
Expected return on plan assets	(86)	(5)	(91)
Amortization of net actuarial loss	—	2	2
Amortization of prior service cost	—	(3)	(3)

Total net periodic benefit cost	$(6)	$(1)	$(7)

We contributed $61 million to our qualified defined benefit pension plans during the first quarter of fiscal 2016. We currently anticipate making additional contributions to our qualified defined benefit pension plans of approximately $112 million during the remainder of fiscal 2016.

Note J — Net Income Per Common Share

The computations of net income per common share are as follows:

	Quarter Ended
	October 2, 2015	September 26, 2014
	(In millions, except per share amounts)
Net income	$148	$125
Adjustments for participating securities outstanding	—	(1)

Net income used in per basic and diluted common share calculations (A)	$148	$124

Basic weighted average common shares outstanding (B)	123.5	104.6
Impact of dilutive share-based awards	1.2	1.2

Diluted weighted average common shares outstanding (C)	124.7	105.8

Net income per basic common share (A)/(B)	$1.20	$1.19
Net income per diluted common share (A)/(C)	$1.18	$1.18

Potential dilutive common shares primarily consist of employee stock options and performance share unit awards. Employee stock options to purchase approximately 1,003,902 and 386,531 shares of our common stock were outstanding at October 2, 2015 and September 26, 2014, respectively, but were not included as dilutive stock options in the computations of net income per diluted common share because the effect would have been antidilutive.

Note K — Income Taxes

Our effective tax rate (income taxes as a percentage of income before income taxes) was 31.5 percent in the first quarter of fiscal 2016 compared with 29.0 percent in the first quarter of fiscal 2015. In the first quarter of fiscal 2016, our effective tax rate benefited from the settlement of several items for amounts that were lower than previously recorded estimates. In the first quarter of fiscal 2015, our effective tax rate benefited from the recognition of foreign tax credits resulting from a dividend paid by a foreign subsidiary during fiscal 2013 that exceeded the U.S. tax liability in respect of the dividend. This resulted in a benefit of approximately $9 million (approximately 5 percent of income before income taxes) that was recognized in calculating our effective tax rate in the first quarter of fiscal 2015 when the issue was settled with the Internal Revenue Service.

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

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of October 2, 2015:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Deferred compensation plan investments: (1)
Corporate-owned life insurance	$—	$17	$—	$17
Stock fund	52	—	—	52
Equity security	34	—	—	34
Liabilities
Deferred compensation plans (2)	36	83	—	119

(1)	Represents investments held in a “Rabbi Trust” associated with our non-qualified deferred compensation plans, which we include in the “Deferred compensation plan investments” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(2)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Deferred compensation plan liabilities” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	October 2, 2015		July 3, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$5,031	$5,121	$5,183	$5,230

(1)	The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

Note M — Derivative Instruments and Hedging Activities

In the normal course of doing business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We recognize all derivatives in the accompanying Condensed Consolidated Balance Sheet (Unaudited) at fair value. We do not hold or issue derivatives for speculative trading purposes.

At October 2, 2015, we had open foreign currency forward contracts with an aggregate notional amount of $72 million, of which $70 million were classified as fair value hedges and $2 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with an aggregate notional amount of $74 million at July 3, 2015, of which $73 million were classified as fair value hedges and $1 million were classified as cash flow hedges. At October 2, 2015, contract expiration dates ranged from less than 1 month to 3 months with a weighted average contract life of 1 month.

Exchange-Rate Risk — Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of October 2, 2015, we had outstanding foreign currency forward contracts denominated in the British Pound, Australian Dollar, Singapore Dollar, Brazilian Real, Norwegian Krone, Canadian Dollar and Mexican Peso to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the quarter ended October 2, 2015 or in the quarter ended September 26, 2014. In addition, no amounts were recognized in earnings in the quarter ended October 2, 2015 or in the quarter ended September 26, 2014 related to hedged firm commitments that no longer qualify as fair value hedges.

Exchange-Rate Risk — Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are being used to hedge currency exposures from cash flows anticipated across our business segments. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of October 2, 2015, we had outstanding foreign currency forward contracts denominated in the Canadian Dollar to hedge certain forecasted transactions.

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

The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarter ended October 2, 2015 or in the quarter ended September 26, 2014. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of October 2, 2015 that will be reclassified to earnings from other comprehensive income within the next 12 months to be material.

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

The amount of assets and liabilities related to foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of October 2, 2015 was immaterial.

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

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard estimate at completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimated total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimated total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimated total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income by $17 million ($0.08 per diluted share) in the first quarter of fiscal 2016 and by $22 million ($0.15 per diluted share) in the first quarter of 2015.

Note O — Business Segments

We adjusted our segment reporting in the first quarter of fiscal 2016 to reflect our new organizational structure that was effective at the beginning of fiscal 2016. We structure our operations primarily around the products and services we sell and the markets we serve, and commencing with the first quarter of fiscal 2016, we report the financial results of our operations in the following four operating segments, which are also our reportable segments and are referred to as our business segments:

•	Communication Systems, serving markets in tactical and airborne radios, night vision technology, and defense and public safety networks;

•

Space and Intelligence Systems, providing complete earth observation, weather, geospatial, space protection, and intelligence solutions from advanced sensors and payloads, as well as ground processing and information analytics;

•

Electronic Systems, offering an extensive portfolio of solutions in electronic warfare, avionics, wireless technology, command, control, communications, computers and intelligence (“C4I”), undersea systems and aerostructures; and

•

Critical Networks, providing managed services supporting air traffic management, energy and maritime communications, and ground network operation and sustainment, as well as high-value information technology (“IT”) and engineering services.

The historical results, discussion and presentation of our business segments as set forth in this Quarterly Report on Form 10-Q reflect the impact of these adjustments for all periods presented. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from these adjustments.

The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K. We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line items in the tables below represent the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to our business segments.

Total assets by business segment are summarized below:

	October 2, 2015	July 3, 2015
	(In millions)
Total Assets
Communication Systems	$1,853	$1,906
Space and Intelligence Systems	2,139	2,096
Electronic Systems	2,517	2,513
Critical Networks	3,438	3,492
Corporate (1)	2,617	3,122

	$12,564	$13,129

(1)	Because the acquisition of Exelis in the fourth quarter of fiscal 2015 benefited the entire Company as opposed to any individual segments, the approximately $1.6 billion of identifiable intangible assets acquired in the Exelis acquisition was recorded as Corporate assets.

Segment revenue, segment operating income and a reconciliation of segment operating income to total income before income taxes follow:

	Quarter Ended
	October 2, 2015	September 26, 2014
	(In millions)
Revenue
Communication Systems	$454	$389
Space and Intelligence Systems	435	253
Electronic Systems	374	109
Critical Networks	566	407
Corporate eliminations	(18)	(3)

	$1,811	$1,155

Income Before Income Taxes
Segment Operating Income:
Communication Systems	$138	$116
Space and Intelligence Systems	68	37
Electronic Systems	69	22
Critical Networks	63	42
Unallocated corporate expense (1)	(75)	(17)
Corporate eliminations	(1)	(2)
Non-operating income (2)	1	—
Net interest expense	(47)	(22)

	$216	$176

(1)	Because the acquisition of Exelis in the fourth quarter of fiscal 2015 benefited the entire Company as opposed to any individual segments, the amortization of identifiable intangible assets acquired in the Exelis acquisition was recorded as unallocated corporate expense.
(2)	“Non-operating income” in the quarter ended October 2, 2015 primarily consisted of income related to intellectual property matters.

Note P — Legal Proceedings and Contingencies

From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At October 2, 2015, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us is not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at October 2, 2015 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Legal Proceedings

On February 4, 2013, we completed the sale of our broadcast communications operation (“Broadcast Communications”), which provided digital media management solutions in support of broadcast customers, to an affiliate of The Gores Group, LLC (the “Buyer”) pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment, which is currently in arbitration), a $15 million subordinated promissory note (which was collected in fiscal 2014) and an earnout of up to $50 million based on future performance. In the arbitration noted above, the current range of possible outcomes is no additional adjustment to the purchase price, based on our calculation of post-closing working capital, on one hand, to an additional downward adjustment of $67 million to the purchase price, based on the Buyer’s claims in its calculation of post-closing working capital, on the other hand. We are not able to determine the likely outcome of the arbitration, but we believe the Buyer’s claims in its calculation of post-closing working capital are without merit and its asserted additional downward adjustment to the purchase price is significantly overstated, and we intend to defend against the Buyer’s claims and asserted additional downward adjustment to the purchase price vigorously. We expect this arbitration to be concluded in fiscal 2016.

Environmental Matters

We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites, including as a result of our acquisition of Exelis. These sites are in various stages of investigation and/or remediation and in some of these proceedings our liability is considered de minimis. We have received notices from the U.S. Environmental Protection Agency (the “EPA”) or equivalent state or international environmental agencies that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, Exelis received notice in June 2014 from the Department of Justice, Environment and Natural Resources Division, that it may be potentially responsible for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, the EPA issued on April 11, 2014 a proposed plan for remedial alternatives to address the cleanup of the lower eight mile stretch of the Passaic River. The EPA estimates the cost for the alternatives will range from $0.4 billion to $3.2 billion. The EPA’s preferred alternative would involve dredging the river bank to bank and installing an engineered cap at an estimated cost of $1.7 billion. The EPA is currently evaluating input from a public comment period that ended in August 2014 before it makes its final record of decision, which is expected in our fiscal 2016. Therefore, the ultimate remedial approach and associated costs and the parties who will participate in funding the remediation and their respective allocations have not been determined. We have found no evidence that Exelis contributed any of the primary contaminants of concern to the Passaic River. We intend to vigorously defend ourselves in this matter and we believe our ultimate costs will not be material. Although it is not feasible to predict the outcome of these environmental claims, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims in existence at October 2, 2015 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Note Q — Condensed Consolidating Financial Statements

On May 29, 2015, we acquired Exelis Inc. and its subsidiaries, and Exelis Inc. became a 100 percent directly owned subsidiary of Harris Corporation. In connection with the acquisition, Harris Corporation fully and unconditionally guaranteed all of the long-term fixed-rate debt securities issued by Exelis Inc. outstanding at the time of the acquisition, which consisted of $250 million in aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 million in aggregate principal amount of 5.55% senior notes due October 1, 2021 (the “Exelis Notes”). The Exelis Notes are included in our long-term fixed-rate debt in the accompanying Condensed Consolidated Balance Sheet (Unaudited). In addition, Exelis Inc. fully and unconditionally guaranteed all of the long-term fixed-rate debt securities issued by Harris Corporation outstanding at the time of the acquisition, which consisted of nine series of fixed-rate debt securities in an aggregate principal amount of $3.226 billion. The Exelis Notes are guaranteed only by Harris Corporation, and the nine series of long-term fixed-rate debt securities issued by Harris Corporation are guaranteed only by Exelis Inc. None of our other subsidiaries (including the subsidiaries of Exelis Inc.) is a guarantor of the Exelis Notes or any of the nine series of fixed-rate debt securities issued by Harris Corporation.

The following condensed consolidating financial statements, consisting of condensed consolidating statements of comprehensive income, balance sheets and statements of cash flows, are provided so that separate condensed consolidated financial statements of Harris Corporation and Exelis Inc., the issuers and guarantors as described above, are not required to be filed with the Securities and Exchange Commission. The condensed consolidating financial statements provide information for Harris Corporation, Exelis Inc. and our non-guarantor subsidiaries (including the subsidiaries of Exelis Inc.) for all periods presented to reflect the cross guarantees of our outstanding long-term fixed-rate debt securities as described above. The condensed consolidating financial statements reflect investments in subsidiaries using the equity method of accounting. The consolidating adjustments primarily relate to eliminations of investments in subsidiaries and intercompany transactions and balances. The issuers and guarantors as described above and the non-guarantor subsidiaries are not consistent with our reporting segments; and consequently, this basis of presentation is not included to present our financial condition, results of operations or cash flows for any purpose other than to comply with the specific requirements for guarantor reporting.

The cross guarantees of our outstanding long-term fixed-rate debt securities as described above are subject to being released under customary circumstances, as reflected in the supplemental indentures providing for the cross guarantees filed with the Securities and Exchange Commission as exhibits to our Current Report on Form 8-K filed on June 2, 2015. Moreover, we currently expect that in the second quarter of fiscal 2016, Exelis Inc. will merge with and into Harris Corporation, with Harris Corporation being the surviving entity, and the cross guarantees of our outstanding long-term fixed-rate debt securities as described above will terminate.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended October 2, 2015
	Harris Parent Co.	Exelis Parent Co.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
	(In millions)
Revenue from product sales and services	$790	$584	$437	$—	$1,811
Cost of product sales and services	(491)	(422)	(307)	—	(1,220)
Engineering, selling and administrative expenses	(156)	(86)	(87)	—	(329)
Intercompany income (expense), net	(12)	2	10	—	—
Non-operating income	1	—	—	—	1
Interest income	—	—	1	—	1
Interest expense	(41)	(5)	(2)	—	(48)

Income before income taxes	91	73	52	—	216
Income taxes	(26)	(26)	(16)	—	(68)
Equity in earnings of subsidiaries, net of income taxes	83	9	—	(92)	—

Net income	148	56	36	(92)	148
Other comprehensive loss, net of income taxes	(84)	(15)	(25)	92	(32)

Total comprehensive income	$64	$41	$11	$—	$116

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended September 26, 2014
	Harris Parent Co.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
	(In millions)
Revenue from product sales and services	$827	$328	$—	$1,155
Cost of product sales and services	(524)	(238)	—	(762)
Engineering, selling and administrative expenses	(157)	(38)	—	(195)
Intercompany income (expense), net	(8)	8	—	—
Non-operating income (loss)	13	(13)	—	—
Interest income	—	1	—	1
Interest expense	(23)	—	—	(23)

Income before income taxes	128	48	—	176
Income taxes	(36)	(15)	—	(51)
Equity in earnings of subsidiaries, net of income taxes	33	—	(33)	—

Net income	125	33	(33)	125
Other comprehensive loss, net of income taxes	(37)	(17)	33	(21)

Total comprehensive income	$88	$16	$—	$104

CONDENSED CONSOLIDATING BALANCE SHEET

(Unaudited)

	Quarter Ended October 2, 2015
	Harris Parent Co.	Exelis Parent Co.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$64	$49	$207	$—	$320
Receivables	503	498	2,359	(2,282)	1,078
Inventories	530	285	292	—	1,107
Income taxes receivable	16	6	8	—	30
Current deferred income taxes	103	212	31	—	346
Deferred compensation plan investments	12	28	—	—	40
Other current assets	34	42	56	—	132

Total current assets	1,262	1,120	2,953	(2,282)	3,053
Non-current Assets
Property, plant and equipment	534	383	233	—	1,150
Goodwill	465	4,683	1,173	—	6,321
Other intangible assets	29	1,255	445	—	1,729
Non-current deferred income taxes	97	179	—	(111)	165
Investment in subsidiaries	8,518	11	—	(8,529)	—
Other non-current assets	103	—	96	(53)	146

Total non-current assets	9,746	6,511	1,947	(8,693)	9,511

	$11,008	$7,631	$4,900	$(10,975)	$12,564

Liabilities and Equity
Current Liabilities
Short-term debt	$25	$—	$25	$—	$50
Accounts payable	2,355	161	221	(2,282)	455
Compensation and benefits	134	79	45	—	258
Other accrued items	241	161	72	—	474
Advance payments and unearned income	149	177	95	—	421
Income taxes payable	43	8	19	—	70
Current deferred income taxes	—	—	1	—	1
Deferred compensation plan liabilities	12	—	—	—	12
Current portion of long-term debt	130	—	—	—	130

Total current liabilities	3,089	586	478	(2,282)	1,871
Non-current Liabilities
Defined benefit plans	—	1,841	35	—	1,876
Long-term debt	4,179	698	24	—	4,901
Long-term contract liability	67	—	—	—	67
Non-current deferred income taxes	—	—	125	(111)	14
Other long-term liabilities	210	124	91	(53)	372

Total non-current liabilities	4,456	2,663	275	(164)	7,230
Equity
Shareholders’ Equity:
Common stock	124	—	—	—	124
Other capital	3,796	4,283	2,307	(8,342)	2,044
Retained earnings	(117)	36	1,934	(511)	1,342
Accumulated other comprehensive loss	(340)	63	(95)	324	(48)

Total shareholders’ equity	3,463	4,382	4,146	(8,529)	3,462
Noncontrolling interests	—	—	1	—	1

Total equity	3,463	4,382	4,147	(8,529)	3,463

	$11,008	$7,631	$4,900	$(10,975)	$12,564

CONDENSED CONSOLIDATING BALANCE SHEET

	Fiscal Year Ended July 3, 2015
	Harris Parent Co.	Exelis Parent Co.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
	(In millions)
Assets
Current Assets
Cash and cash equivalents	$151	$54	$276	$—	$481
Receivables	623	333	2,430	(2,218)	1,168
Inventories	478	272	265	—	1,015
Income taxes receivable	17	65	5	—	87
Current deferred income taxes	108	202	31	—	341
Deferred compensation plan investments	12	255	—	—	267
Other current assets	39	68	58	—	165

Total current assets	1,428	1,249	3,065	(2,218)	3,524
Non-current Assets
Property, plant and equipment	549	375	241	—	1,165
Goodwill	462	4,693	1,193	—	6,348
Other intangible assets	31	1,282	462	—	1,775
Non-current deferred income taxes	95	179	—	(111)	163
Investment in subsidiaries	8,249	2	—	(8,251)	—
Other non-current assets	110	10	34	—	154

Total non-current assets	9,496	6,541	1,930	(8,362)	9,605

	$10,924	$7,790	$4,995	$(10,580)	$13,129

Liabilities and Equity
Current Liabilities
Short-term debt	$—	$—	$33	$—	$33
Accounts payable	2,201	290	308	(2,218)	581
Compensation and benefits	128	70	57	—	255
Other accrued items	246	226	46	—	518
Advance payments and unearned income	149	187	97	—	433
Income taxes payable	27	19	11	—	57
Current deferred income taxes	—	—	7	—	7
Deferred compensation plan liabilities	12	255	—	—	267
Current portion of long-term debt	130	—	—	—	130

Total current liabilities	2,893	1,047	559	(2,218)	2,281
Non-current Liabilities
Defined benefit plans	—	1,923	20	—	1,943
Long-term debt	4,328	701	24	—	5,053
Long-term contract liability	71	—	—	—	71
Non-current deferred income taxes	—	—	118	(111)	7
Other long-term liabilities	235	38	99	—	372

Total non-current liabilities	4,634	2,662	261	(111)	7,446
Equity
Shareholders’ Equity:
Common stock	124	—	—	—	124
Other capital	3,731	4,023	2,342	(8,065)	2,031
Retained earnings	(202)	(20)	1,898	(418)	1,258
Accumulated other comprehensive loss	(256)	78	(70)	232	(16)

Total shareholders’ equity	3,397	4,081	4,170	(8,251)	3,397
Noncontrolling interests	—	—	5	—	5

Total equity	3,397	4,081	4,175	(8,251)	3,402

	$10,924	$7,790	$4,995	$(10,580)	$13,129

Note: The above table reflects the correction of classification errors of $194 million in goodwill between Harris Parent Co. and Non-Guarantor Subsidiaries, $126 million in accounts payable between Exelis Parent Co. and Non-Guarantor Subsidiaries and $25 million in income taxes payable between Harris Parent Co. and Exelis Parent Co., in each case in the Consolidated Balance Sheet for the fiscal year ended July 3, 2015 in Note 26: “Condensed Consolidating Financial Statements” in our Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K. The errors impacted the “Goodwill,” “Accounts payable,” “Income taxes payable,” “Investment in subsidiaries” and “Other capital” line items. The errors and corrections did not impact amounts in the Consolidated Total column for any line items or the Company’s consolidated financial results.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter Ended October 2, 2015
	Harris Parent Co.	Exelis Parent Co.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
	(In millions)
Net cash provided by (used in) operating activities	$177	$1	$(114)	$—	$64

Investing Activities
Intercompany loans	(61)	—	5	56	—
Additions of property, plant and equipment	(15)	(6)	(5)	—	(26)
Proceeds from sale of property, plant and equipment	2	—	—	—	2

Net cash provided by (used in) investing activities	(74)	(6)	—	56	(24)

Financing Activities
Intercompany loans	(5)	—	61	(56)	—
Proceeds from borrowings	25	—	16	—	41
Repayments of borrowings	(150)	—	(23)	—	(173)
Proceeds from exercises of employee stock options	19	—	—	—	19
Cash dividends	(64)	—	—	—	(64)
Other financing activities	(15)	—	—	—	(15)

Net cash provided by (used in) financing activities	(190)	—	54	(56)	(192)

Effect of exchange rate changes on cash and cash equivalents	—	—	(9)	—	(9)

Net decrease in cash and cash equivalents	(87)	(5)	(69)	—	(161)

Cash and cash equivalents, beginning of year	151	54	276	—	481

Cash and cash equivalents, end of quarter	$64	$49	$207	$—	$320

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

(Unaudited)

	Quarter Ended September 26, 2014
	Harris Parent Co.	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated Total
	(In millions)
Net cash provided by (used in) operating activities	$212	$(132)	$—	$80

Investing Activities
Intercompany loans	(35)	93	(58)	—
Additions of property, plant and equipment	(31)	(10)	—	(41)
Proceeds from sale of Cyber Integration Center	7	—	—	7

Net cash provided by (used in) investing activities	(59)	83	(58)	(34)

Financing Activities
Intercompany loans	(93)	35	58	—
Proceeds from borrowings	—	3	—	3
Repayments of borrowings	—	(9)	—	(9)
Proceeds from exercises of employee stock options	18	—	—	18
Repurchases of common stock	(100)	—	—	(100)
Cash dividends	(50)	—	—	(50)
Other financing activities	(12)	—	—	(12)

Net cash provided by (used in) financing activities	(237)	29	58	(150)

Effect of exchange rate changes on cash and cash equivalents	—	(8)	—	(8)

Net decrease in cash and cash equivalents	(84)	(28)	—	(112)

Cash and cash equivalents, beginning of year	252	309	—	561

Cash and cash equivalents, end of quarter	$168	$281	$—	$449

REVIEW REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have reviewed the unaudited condensed consolidated balance sheet of Harris Corporation as of October 2, 2015, and the related unaudited condensed consolidated statements of income, comprehensive income, and cash flows for the quarters ended October 2, 2015 and September 26, 2014. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation as of July 3, 2015, and the related consolidated statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein) and expressed an unqualified opinion on those consolidated financial statements in our report dated August 31, 2015. In our opinion, the accompanying condensed consolidated balance sheet of Harris Corporation as of July 3, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Orlando, Florida

November 6, 2015

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The following Management’s Discussion and Analysis (this “MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Report. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2015 Form 10-K. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”

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

•

Liquidity and Capital Resources — an analysis of cash flows, funding of pension plans, common stock repurchases, dividends, capital structure and resources, off-balance sheet arrangements and commercial commitments and contractual obligations.

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

As discussed in Note O — Business Segments in the Notes, we adjusted our segment reporting in the first quarter of fiscal 2016 to reflect our new organizational structure that was effective at the beginning of fiscal 2016, which resulted in changes to our operating segments, which are also our reportable segments and are referred to as our business segments. As a result of these adjustments, we report the financial results of our operations in the following four business segments:

•	Communication Systems, serving markets in tactical and airborne radios, night vision technology, and defense and public safety networks;

•

Space and Intelligence Systems, providing complete earth observation, weather, geospatial, space protection, and intelligence solutions from advanced sensors and payloads, as well as ground processing and information analytics;

•	Electronic Systems, offering an extensive portfolio of solutions in electronic warfare, avionics, wireless technology, C4I, undersea systems and aerostructures; and

•

Critical Networks, providing managed services supporting air traffic management, energy and maritime communications, and ground network operation and sustainment, as well as high-value IT and engineering services.

The historical results, discussion and presentation of our business segments as set forth in this Quarterly Report on Form 10-Q reflect the impact of these adjustments for all periods presented. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from these adjustments.

RESULTS OF OPERATIONS

Highlights

Our acquisition of Exelis on May 29, 2015 significantly impacted our operating results, as further discussed in the remaining sections of this MD&A. Operations results for the first quarter of fiscal 2016 include:

•	Revenue increased 56.8 percent to $1.811 billion in the first quarter of fiscal 2016 from $1.155 billion in the first quarter of fiscal 2015;

•	Net income increased 18.4 percent to $148 million in the first quarter of fiscal 2016 compared with $125 million in the first quarter of fiscal 2015;

•	Net income per diluted share was $1.18 in the first quarter of fiscal 2016, unchanged from the first quarter of fiscal 2015;

•

Communication Systems revenue increased 16.7 percent to $454 million and operating income increased 19.0 percent to $138 million in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015;

•

Space and Intelligence Systems revenue increased 71.9 percent to $435 million and operating income increased 83.8 percent to $68 million in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015;

•

Electronic Systems revenue increased 243.1 percent to $374 million and operating income increased 213.6 percent to $69 million in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015;

•

Critical Networks revenue increased 39.1 percent to $566 million and operating income increased 50.0 percent to $63 million in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015; and

•	Net cash provided by operating activities decreased 20.0 percent to $64 million in the first quarter of fiscal 2016 compared with $80 million in the first quarter of fiscal 2015.

Consolidated Results of Operations

	Quarter Ended
	October 2, 2015	September 26, 2014	% Inc/ (Dec)
	(Dollars in millions, except per share amounts)
Revenue:
Communication Systems	$454	$389	16.7%
Space and Intelligence Systems	435	253	71.9%
Electronic Systems	374	109	243.1%
Critical Networks	566	407	39.1%
Corporate eliminations	(18)	(3)	500.0%

Total revenue	1,811	1,155	56.8%

Cost of product sales and services	(1,220)	(762)	60.1%

Gross margin	591	393	50.4%
% of total revenue	32.6%	34.0%

Engineering, selling and administrative expenses	(329)	(195)	68.7%
% of total revenue	18.2%	16.9%

Non-operating income	1	—	*
Net interest expense	(47)	(22)	113.6%

Income before income taxes	216	176	22.7%
Income taxes	(68)	(51)	33.3%
Effective tax rate	31.5%	29.0%

Net income	$148	$125	18.4%

% of total revenue	8.2%	10.8%

Net income per diluted common share	$1.18	$1.18	—%

*	Not meaningful

Revenue

The increase in revenue in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to the inclusion in our operating results of revenue from Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015, partially offset by continuing government and energy services revenue weakness in our Critical Networks segment. See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Gross Margin

The increase in gross margin in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to the inclusion in our operating results of gross margin from Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015. The decrease in gross margin as a percentage of revenue (“gross margin percentage”) in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to a shift in the mix of contract types, toward an increased percentage of lower-margin cost-plus contracts relative to higher-margin fixed price contracts for legacy Harris programs, partially offset by the impact of a slightly higher gross margin percentage for Exelis programs. See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

The increase in engineering, selling and administrative (“ESA”) expenses in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to the inclusion in our operating results of ESA expenses from Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015, as well as $23 million of integration and other costs associated with the acquisition. The increase in ESA expenses as a percentage of revenue (“ESA percentage”) in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to the $23 million of integration and other costs noted above associated with our acquisition of Exelis, partially offset by cost savings realized in the first quarter of fiscal 2016 after our acquisition of Exelis. ESA percentage in the first quarter of fiscal 2015 also benefited from our collection of payment on a promissory note in the first quarter of fiscal 2015 related to the sale of our Cyber Integration Center. See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Net Interest Expense

The increase in net interest expense in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to higher overall debt levels as a result of our issuance of $2.4 billion of new debt securities and our borrowing of $1.3 billion under a new term loan agreement to finance our acquisition of Exelis in the fourth quarter of fiscal 2015. Net interest expense in the first quarter of fiscal 2016 also included $5 million of net interest expense recognized on the Exelis Notes.

Income Taxes

In the first quarter of fiscal 2016, our effective tax rate (income taxes as a percentage of income before income taxes) benefited from the settlement of several items for amounts that were lower than previously recorded estimates. In the first quarter of fiscal 2015, our effective tax rate benefited from the recognition of foreign tax credits resulting from a dividend paid by a foreign subsidiary during fiscal 2013 that exceeded the U.S. tax liability in respect of the dividend. This resulted in a benefit of approximately $9 million (approximately 5 percent of income before income taxes) that was recognized in calculating our effective tax rate in the first quarter of fiscal 2015 when the issue was settled with the Internal Revenue Service.

Net income

The increase in net income in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to an increase in operating income from the inclusion in our operating results of Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015 (higher gross margin partially offset by higher ESA expenses, which included integration and other costs associated with the acquisition), partially offset by an increase in our net interest expense, as noted above in this MD&A.

Net income per diluted common share

There was no change in net income per diluted common share in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015. The increase in net income as noted above in this MD&A was offset by an increase in our average common shares outstanding as a result of approximately 19 million shares issued in connection with our acquisition of Exelis.

Discussion of Business Segment Results of Operations

Communication Systems Segment

	Quarter Ended
	October 2, 2015	September 26, 2014	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$454	$389	16.7%
Cost of product sales and services	(217)	(186)	16.7%

Gross margin	237	203	16.7%
% of revenue	52.2%	52.2%

ESA expenses	(99)	(87)	13.8%
% of revenue	21.8%	22.4%

Segment operating income	$138	$116	19.0%

% of revenue	30.4%	29.8%

The increases in segment revenue, gross margin, ESA expenses and operating income in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations (principally ground and airborne tactical radio and night vision operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.

The overall increase in segment revenue also reflected higher legacy Harris tactical communications revenue, including higher revenue from Department of Defense (“DoD”) customers, which was more than offset by lower revenue in the public safety and professional communications markets due to continued competitive pressures. Revenue in the first quarter of fiscal 2016 also reflected expected revenue weakness from Exelis tactical and night vision product lines. Segment gross margin percentage was unchanged in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 as improvement in gross margin percentage from favorable mix among legacy Harris products and programs was offset by the impact of a lower gross margin percentage for Exelis programs. The decrease in segment ESA percentage in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was due to the impact of a lower ESA percentage for Exelis operations. The increases in segment operating income and operating margin as a percentage of revenue (“operating margin percentage”) in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 reflected the items discussed above regarding this segment.

Space and Intelligence Systems Segment

	Quarter Ended
	October 2, 2015	September 26, 2014	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$435	$253	71.9%
Cost of product sales and services	(313)	(183)	71.0%

Gross margin	122	70	74.3%
% of revenue	28.0%	27.7%

ESA expenses	(54)	(33)	63.6%
% of revenue	12.4%	13.0%

Segment operating income	$68	$37	83.8%

% of revenue	15.6%	14.6%

The increases in segment revenue, gross margin, ESA expenses and operating income in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations (principally geospatial intelligence solutions; integrated sensing and information systems; environmental intelligence; precision instruments and position, navigation and timing; and command, control and communication systems operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.

The overall increase in segment revenue also reflected lower revenue from the completion of certain classified programs and a commercial space payload program, partially offset by higher revenue from certain other classified programs, including the Foundation GEOINT Content Management (“FGCM”) program. The slight increase in segment gross margin percentage in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was due to the impact of a higher gross margin percentage for Exelis programs, partially offset by a less favorable mix among legacy Harris intelligence and space payload programs. The decrease in segment ESA percentage in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to the impact of a lower ESA percentage for Exelis operations. The increases in segment operating income and operating margin percentage in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 reflected the items discussed above regarding this segment.

Electronic Systems Segment

	Quarter Ended
	October 2, 2015	September 26, 2014	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$374	$109	243.1%
Cost of product sales and services	(265)	(77)	244.2%

Gross margin	109	32	240.6%
% of revenue	29.1%	29.4%

ESA expenses	(40)	(10)	300.0%
% of revenue	10.7%	9.2%

Segment operating income	$69	$22	213.6%

% of revenue	18.4%	20.2%

The increases in segment revenue, gross margin, ESA expenses and operating income in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations (principally integrated electronic warfare systems; radar, reconnaissance and undersea systems; electronic attack and release systems; specialty applications; and composites operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.

The overall increase in segment revenue also reflected higher revenue in avionics from the continuing ramp-up of the F-35 Joint Strike Fighter program. Revenue in the first quarter of fiscal 2016 also reflected revenue softness in electronic warfare based on the mix of programs in the development phase versus the production phase. The slight decrease in segment gross margin percentage in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to contract mix changes for legacy Harris programs, partially offset by the impact of a slightly higher gross margin percentage for Exelis programs. The increase in segment ESA percentage in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to the impact of a higher ESA percentage for Exelis operations. The increase in segment operating income and decrease in segment operating margin percentage in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 reflected the items discussed above regarding this segment.

Critical Networks Segment

	Quarter Ended
	October 2, 2015	September 26, 2014	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$566	$407	39.1%
Cost of product sales and services	(443)	(321)	38.0%

Gross margin	123	86	43.0%
% of revenue	21.7%	21.1%

ESA expenses	(60)	(44)	36.4%
% of revenue	10.6%	10.8%

Segment operating income	$63	$42	50.0%

% of revenue	11.1%	10.3%

The increases in segment revenue, gross margin, ESA expenses and operating income in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations (principally civil and aerospace systems; command, control and communication systems; and advanced information solutions operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.

The overall increase in segment revenue also reflected continuing government and energy services revenue weakness. The increase in segment gross margin percentage in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to the impact of a higher gross margin percentage for Exelis programs, partially offset by the impact of the ending of the higher-margin Navy/Marine Corps Intranet (“NMCI”) program. The slight decrease in segment ESA percentage in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to cost savings driven by operational excellence initiatives. The increases in segment operating income and operating margin percentage in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 reflected the items discussed above regarding this segment.

Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended
	October 2, 2015	September 26, 2014	% Inc/ (Dec)
	(Dollars in millions)
Unallocated corporate expense	$75	$17	341.2%
Corporate eliminations	1	2	(50.0)%

The increase in unallocated corporate expense the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to additional corporate expense as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015, including $33 million of amortization of intangible assets acquired and $23 million of integration and other costs. In connection with our acquisition of Exelis, we identified approximately $1.6 billion of intangible assets. Because the acquisition benefited our entire Company as opposed to any individual segments, we recorded these intangible assets as Corporate assets and the related amortization expense as unallocated corporate expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Quarter Ended
	October 2, 2015	September 26, 2014
	(In millions)
Net cash provided by operating activities	$64	$80
Net cash used in investing activities	(24)	(34)
Net cash used in financing activities	(192)	(150)
Effect of exchange rate changes on cash and cash equivalents	(9)	(8)

Net decrease in cash and cash equivalents	(161)	(112)
Cash and cash equivalents, beginning of year	481	561

Cash and cash equivalents, end of quarter	$320	$449

Cash and cash equivalents: The $161 million decrease in cash and cash equivalents from the end of fiscal 2015 to October 2, 2015 (the end of the first quarter of fiscal 2016) was primarily due to $173 million used for repayments of borrowings, which included $150 million of cash used to repay principal on our term loans ($117 million of voluntary prepayments of principal and $33 million of scheduled principal repayments), $64 million used to pay cash dividends, and $24 million used for net additions of property, plant and equipment, partially offset by $64 million of net cash provided by operating activities, $41 million of proceeds from borrowings and $19 million of proceeds from exercises of employee stock options. The $112 million decrease in cash and cash equivalents from the end of fiscal 2014 to September 26, 2014 (the end of the first quarter of fiscal 2015) was primarily due to $100 million used to repurchase shares of our common stock, $50 million used to pay cash dividends and $41 million used for additions of property, plant and equipment, partially offset by $80 million of net cash provided by operating activities, $18 million of proceeds from exercises of employee stock options and $7 million of proceeds from our collection of payment on the note received as part of the sale of our Cyber Integration Center.

At October 2, 2015, we had cash and cash equivalents of $320 million, and we have a senior unsecured $1 billion revolving credit facility that expires in July 2020 (all of which was available to us as of October 2, 2015). However, we had approximately $5 billion of long-term debt outstanding at October 2, 2015, the majority of which we incurred in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K. Additionally, we had net unfunded pension obligations of approximately $1.9 billion at October 2, 2015, primarily as a result of the Exelis acquisition. Our $320 million of cash and cash equivalents at October 2, 2015 included $268 million held by our foreign subsidiaries, of which only $87 million was considered permanently reinvested. Of the $87 million considered permanently reinvested, $40 million was available for use in the U.S. without incurring additional U.S. income taxes, and we would be required to recognize U.S. income taxes of $17 million on the remaining $47 million if we were to repatriate such funds to the U.S., but we have no current plans to repatriate such funds.

Accumulated other comprehensive loss increased $32 million, to $48 million at the end of the first quarter of fiscal 2016 from $16 million at the end of fiscal 2015, primarily due to the impact of exchange rate changes, reflecting the strength of the U.S. dollar relative to the Canadian Dollar, British Pound, Australian Dollar, Norwegian Krone and Brazilian Real. See Note M — Derivative Instruments and Hedging Activities in the Notes for further information.

Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facility, cash needs and debt structure, we have not experienced, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity, particularly in light of our overall level of indebtedness and unfunded pension liability, U.S. Government budget uncertainties and the state of global commerce and financial uncertainty.

We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repayment of our term loans and pension contributions for the next 12 months and reasonably foreseeable future thereafter. Our total capital expenditures in fiscal 2016 are expected to be approximately $200 million. We anticipate tax payments over the next three years to be approximately equal to our tax expense for the same period. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, dividend payments, payments under our term loans and pension contributions, no other significant cash outlays are anticipated during the remainder of fiscal 2016.

There can be no assurance, however, that our business will continue to generate cash flows at current levels or that the cost or availability of future borrowings, if any, under our commercial paper program or our credit facility or in the debt markets will not be impacted by any potential future credit and capital markets disruptions. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our share repurchases, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government and other markets we serve and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.

Net cash provided by operating activities: The decrease in net cash provided by operating activities in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to the impact of an increase in inventory, pension contributions and a reduction in accounts payable and accrued expenses, partially offset by a decrease in accounts receivable.

Net cash used in investing activities: The decrease in net cash used in investing activities in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to $15 million less used for additions of property, plant and equipment in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015.

Net cash used in financing activities: The increase in net cash used in financing activities in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 was primarily due to $164 million more used for repayments of borrowings, which included $150 million of cash used to repay principal on our term loans ($117 million of voluntary prepayments of principal and $33 million of scheduled principal repayments), as noted above, and $14 million more used to pay cash dividends, partially offset by $100 million less of repurchases of our common stock under our repurchase program (there were no repurchases of our common stock under our repurchase program in the first quarter of fiscal 2016) and $38 million more of proceeds from borrowings.

Funding of Pension Plans

Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. pension plans. Although we have significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) and applicable Internal Revenue Code regulations mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plan or make benefit payments. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.

The Highway and Transportation Funding Act of 2014 (“HATFA”), which was signed into law on August 8, 2014, modified the interest rate stabilization provision of MAP-21. During the first quarter of fiscal 2016, we made total contributions of $61 million to our U.S. qualified defined benefit pension plans. We currently anticipate making additional contributions to our U.S. qualified defined benefit pension plans of approximately $112 million during the remainder of fiscal 2016.

Future required contributions will depend primarily on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material. See Note 14: “Pension and Other Postretirement Benefits” in our Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K and Note I — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.

Common Stock Repurchases

During the first quarter of fiscal 2016, we did not repurchase any shares of our common stock under our repurchase program. During the first quarter of fiscal 2015, we used $100 million to repurchase 1,432,265 shares of our common stock under our repurchase program at an average price per share of $69.82, including commissions. Shares repurchased by us are cancelled and retired.

As of October 2, 2015, we had a remaining, unused authorization of approximately $684 million under our repurchase program, which does not have a stated expiration date. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

Dividends

On August 28, 2015, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.47 per share to $.50 per share, for an annualized cash dividend rate of $2.00 per share, which was our fourteenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $1.88 per share in fiscal 2015. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.

Capital Structure and Resources

2015 Credit Agreement: We have a $1 billion 5-year senior unsecured revolving credit facility (the “2015 Credit Facility”) under a Revolving Credit Agreement (the “2015 Credit Agreement”) entered into on July 1, 2015 with a syndicate of lenders. For a description of the 2015 Credit Facility and the 2015 Credit Agreement, see Note 11: “Credit Arrangements” in our Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K.

We were in compliance with the covenants in the 2015 Credit Agreement at October 2, 2015, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2015 Credit Agreement, to be greater than 0.675 to 1.00 from and including May 29, 2015 until and including February 29, 2016 and 0.65 to 1.00 thereafter. At October 2, 2015, we had no borrowings outstanding under the 2015 Credit Agreement.

Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K.

Short-Term Debt: Our short-term debt at October 2, 2015 and July 3, 2015 was $50 million and $33 million, respectively, and consisted of local borrowing by international subsidiaries for working capital needs and commercial paper at October 2, 2015, and local borrowing by international subsidiaries for working capital needs at July 3, 2015. Our commercial paper program was supported at October 2, 2015 by the 2015 Credit Facility.

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

As of October 2, 2015, we were not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of October 2, 2015, we did not have any such material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments and Contractual Obligations

The amounts disclosed in our Fiscal 2015 Form 10-K include our contractual obligations and commercial commitments. During the first quarter of fiscal 2016, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, standby letters of credit and other arrangements as disclosed in our Fiscal 2015 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as disclosures of contingent assets and liabilities. Actual results may differ from our estimates. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2015 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on contracts and contract estimates (discussed in greater detail in the following paragraphs), (ii) postretirement benefit plans, (iii) provisions for excess and obsolete inventory losses, (iv) impairment testing of goodwill, and (v) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2015 Form 10-K.

Revenue Recognition

A significant portion of our business is derived from development and production contracts. Revenue and profits related to development and production contracts are recognized using the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total costs at completion (i.e., the “cost-to-cost” method) or the ratio of actual units delivered to estimated total units to be delivered under the contract (i.e., the “units-of-delivery” method) with consideration given for risk of performance and estimated profit. The majority of the revenue in our Space and Intelligence Systems and Electronic Systems segments (and to a lesser extent, revenue in our Critical Networks and Communication Systems segments) relates to development and production contracts, and the percentage-of-completion method of revenue recognition is primarily used for these contracts. Change orders, claims or other items that may change the scope of a development and production contract are included in contract value only when the value can be reliably estimated and realization is probable. Possible incentives or penalties and award fees applicable to performance on development and production contracts are considered in estimating contract value and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase earnings based solely on a single significant event generally are not recognized until the event occurs.

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard estimate at completion process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimated total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimated total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimated total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. We have not made any material changes in the methodologies used to recognize revenue on development and production contracts or to estimate our costs related to development and production contracts in the past three fiscal years.

Estimate at completion adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended
	October 2, 2015	September 26, 2014
	(Dollars in millions)
Favorable adjustments	$47	$32
Unfavorable adjustments	(30)	(10)

Net operating income adjustments	$17	$22

The increase in the favorable and unfavorable impacts to operating income due to estimate at completion adjustments in the first quarter of fiscal 2016 compared with the first quarter of fiscal 2015 reflected the inclusion of adjustments in respect of Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015. There were no individual impacts to operating income due to estimate at completion adjustments in the first quarter of fiscal 2016 or 2015 that were material to our results of operations on a consolidated or segment basis for such periods.

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

•	Some of our workforce is represented by labor unions, so our business could be harmed in the event of a prolonged work stoppage.

•	We must attract and retain key employees, and failure to do so could seriously harm us.

•	We may be responsible for U.S. Federal income tax liabilities that relate to the spin-off of Vectrus, Inc. (“Vectrus”) completed by Exelis.

•

In connection with the Vectrus spin-off, Vectrus indemnified Exelis for certain liabilities and Exelis indemnified Vectrus for certain liabilities. This indemnity may not be sufficient to insure us against the full amount of the liabilities assumed by Vectrus and Vectrus may be unable to satisfy its indemnification obligations to us in the future.

•	The Vectrus spin-off may expose us to potential liabilities arising out of state and Federal fraudulent conveyance laws and legal distribution requirements.

•	The ITT Corporation (“ITT”) spin-off of Exelis may expose us to potential liabilities arising out of state and Federal fraudulent conveyance laws and legal distribution requirements.

•

If we are required to indemnify ITT or Xylem, Inc. (“Xylem”) in connection with the ITT spin-off of Exelis, we may need to divert cash to meet those obligations and our financial results could be negatively impacted.

Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2015 Form 10-K under Item 1A. “Risk Factors” and in Part II. Item 1A “Risk Factors” in this Report. The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2015 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

In the normal course of doing business, we are exposed to risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.

Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at October 2, 2015 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note M — Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates: As of October 2, 2015, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at October 2, 2015 would not have had a material impact on the fair value of these obligations. Additionally, there is no interest-rate risk associated with these obligations on our results of operations and cash flows, because the interest rates are fixed, and because our long-term fixed-rate debt is not putable to us (required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.

As of October 2, 2015, we also had long-term variable-rate debt obligations of $1.12 billion under our senior unsecured term loan facility in connection with our acquisition of Exelis, comprised of term loans of $500 million in a 3-year tranche and $617 million in a 5-year tranche. These term loans bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these term loans would not have had a material impact on our results of operations or cash flows. For each tranche of term loans, we are required to make quarterly principal amortization payments equal to 2.50 percent of the $650 million initial principal amount of such tranche of the term loans. We have the ability at any time or from time to time, to voluntarily prepay term loans of either tranche in whole or in part without premium or penalty. We made $117 million of voluntary repayments of principal on the 3-year tranche term loan during the first quarter of fiscal 2016.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the first quarter of fiscal 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the first quarter of fiscal 2016 our disclosure controls and procedures were effective.

(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. As part of our integration of Exelis, we are in the process of incorporating our controls and procedures with respect to Exelis operations, and we will include internal controls with respect to Exelis operations in our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2016. Other than incorporating our controls and procedures with respect to Exelis operations, there have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

General. From time to time, as a normal incident of the nature and kind of business in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at October 2, 2015 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

As discussed in Note P — Legal Proceedings and Contingencies in the Notes, in connection with our sale of Broadcast Communications, we currently are in arbitration with the Buyer regarding a possible additional amount for the post-closing working capital adjustment to the purchase price. In such arbitration, the current range of possible outcomes is no additional adjustment to the purchase price, based on our calculation of post-closing working capital, on one hand, to an additional downward adjustment of $67 million to the purchase price, based on the Buyer’s claims in its calculation of post-closing working capital, on the other hand. We are not able to determine the likely outcome of the arbitration, but we believe the Buyer’s claims in its calculation of post-closing working capital are without merit and its asserted additional downward adjustment to the purchase price is significantly overstated, and we intend to defend against the Buyer’s claims and asserted additional downward adjustment to the purchase price vigorously. We expect this arbitration to be concluded in fiscal 2016.

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

Item 1A. Risk Factors.

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Fiscal 2015 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2015 Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the first quarter of fiscal 2016, we did not repurchase any shares of our common stock under our repurchase program. During the first quarter of fiscal 2015, we repurchased 1,432,265 shares of our common stock under our repurchase program at an average price per share of $69.80, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the first quarter of fiscal 2016:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(July 4, 2015-July 31, 2015)
Repurchase Programs (1)	—	—	—	$683,544,295
Employee Transactions (2)	2,608	$77.22	—	—
Month No. 2
(August 1, 2015-August 28, 2015)
Repurchase Programs (1)	—	—	—	$683,544,295
Employee Transactions (2)	184,768	$77.19	—	—
Month No. 3
(August 29, 2015-October 2, 2015)
Repurchase Programs (1)	—	—	—	$683,544,295
Employee Transactions (2)	443	$74.30	—	—

Total	187,819	$77.19	—	$683,544,295

*	Periods represent our fiscal months.

(1)	On August 26, 2013, we announced that on August 23, 2013, our Board of Directors approved a new share repurchase program (our “2013 Repurchase Program”) authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. As of October 2, 2015, $683,544,295 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our 2013 Repurchase Program, which does not have a stated expiration date. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

(2)	Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance share units, restricted stock units or restricted shares that vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Equity Securities

During the first quarter of fiscal 2016, we did not issue or sell any unregistered equity securities.

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

(10)	*(a) Harris Corporation Retirement Plan (Amended and Restated Effective October 1, 2015). *(b) Amendment to Exelis Inc. Excess Savings Plan dated September 17, 2015.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION
(Registrant)

Date: November 6, 2015	By:	/s/ Miguel A. Lopez
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

(10)	*(a) Harris Corporation Retirement Plan (Amended and Restated Effective October 1, 2015). *(b) Amendment to Exelis Inc. Excess Savings Plan dated September 17, 2015.

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement.