Form 10-Q
period 2016-01-01
HARRIS CORP /DE/
filed 2016-02-03
CIK 202058

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2016

or

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

The number of shares outstanding of the registrant’s common stock as of January 29, 2016 was 124,654,177 shares.

HARRIS CORPORATION

FORM 10-Q

For the Quarter Ended January 1, 2016

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Quarter Ended		Two Quarters Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
	(In millions, except per share amounts)
Revenue from product sales and services	$1,843	$1,206	$3,654	$2,361

Cost of product sales and services	(1,281)	(808)	(2,501)	(1,570)
Engineering, selling and administrative expenses	(239)	(188)	(568)	(383)
Impairment of goodwill and other assets	(367)	—	(367)	—
Non-operating income	—	—	1	—
Interest income	—	1	1	2
Interest expense	(45)	(22)	(93)	(45)

Income (loss) from continuing operations before income taxes	(89)	189	127	365
Income taxes	(46)	(50)	(114)	(101)

Income (loss) from continuing operations	(135)	139	13	264
Discontinued operations, net of income taxes	(17)	—	(17)	—

Net income (loss)	$(152)	$139	$(4)	$264

Net income (loss) per common share
Basic
Continuing operations	$(1.09)	$1.34	$0.10	$2.52
Discontinued operations	(0.14)	—	(0.14)	—

	$(1.23)	$1.34	$(0.04)	$2.52

Diluted
Continuing operations	$(1.09)	$1.32	$0.10	$2.50
Discontinued operations	(0.14)	—	(0.13)	—

	$(1.23)	$1.32	$(0.03)	$2.50

Cash dividends paid per common share	$0.50	$0.47	$1.00	$0.94

Basic weighted average common shares outstanding	123.8	103.9	123.6	104.3
Diluted weighted average common shares outstanding	123.8	104.9	124.7	105.3

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Quarter Ended		Two Quarters Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
	(In millions)
Net income (loss)	$(152)	$139	$(4)	$264
Other comprehensive loss:
Foreign currency translation loss, net of income taxes	(15)	(45)	(47)	(74)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	1	—	1	(1)
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	(4)	3	(4)	12

Other comprehensive loss, net of income taxes	(18)	(42)	(50)	(63)

Total comprehensive income (loss)	$(170)	$97	$(54)	$201

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	January 1, 2016	July 3, 2015
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$511	$481
Receivables	935	1,168
Inventories	1,070	1,015
Income taxes receivable	156	87
Deferred compensation plan investments	41	267
Other current assets	122	165

Total current assets	2,835	3,183
Non-current Assets
Property, plant and equipment	1,102	1,165
Goodwill	5,989	6,348
Other intangible assets	1,643	1,775
Non-current deferred income taxes	376	502
Other non-current assets	152	154

Total non-current assets	9,262	9,944

	$12,097	$13,127

Liabilities and Equity
Current Liabilities
Short-term debt	$198	$33
Accounts payable	558	581
Compensation and benefits	159	255
Other accrued items	422	490
Advance payments and unearned income	353	433
Income taxes payable	8	57
Deferred compensation plan liabilities	13	267
Current portion of long-term debt	385	130
Liabilities of discontinued operations	43	28

Total current liabilities	2,139	2,274
Non-current Liabilities
Defined benefit plans	1,739	1,943
Long-term debt	4,443	5,053
Long-term contract liability	64	71
Non-current deferred income taxes	11	12
Other long-term liabilities	449	372

Total non-current liabilities	6,706	7,451
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 124,411,448 shares at January 1, 2016 and 123,675,756 shares at July 3, 2015	124	124
Other capital	2,066	2,031
Retained earnings	1,127	1,258
Accumulated other comprehensive loss	(66)	(16)

Total shareholders’ equity	3,251	3,397
Noncontrolling interests	1	5

Total equity	3,252	3,402

	$12,097	$13,127

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Two Quarters Ended
	January 1, 2016	January 2, 2015
	(In millions)
Operating Activities
Net income (loss)	$(4)	$264
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	114	104
Amortization of intangible assets from Exelis Inc. acquisition	66	—
Share-based compensation	19	17
Pension contributions	(97)	—
Pension income	(12)	—
Net liability reduction for certain post-employment benefit plans	(101)	—
Impairment of goodwill and other assets	367	—
Loss on sale of discontinued operations	21	—
(Increase) decrease in:
Accounts receivable	220	(16)
Inventories	(91)	(31)
Increase (decrease) in:
Accounts payable and accrued expenses	(128)	(120)
Advance payments and unearned income	(59)	(12)
Income taxes	31	8
Other	41	8

Net cash provided by operating activities	387	222

Investing Activities
Additions of property, plant and equipment	(51)	(79)
Proceeds from sale of property, plant and equipment	2	—
Proceeds from sale of Cyber Integration Center	—	7

Net cash used in investing activities	(49)	(72)

Financing Activities
Proceeds from borrowings	209	33
Repayments of borrowings	(395)	(17)
Proceeds from exercises of employee stock options	33	28
Repurchases of common stock	—	(150)
Cash dividends	(127)	(99)
Other financing activities	(15)	(14)

Net cash used in financing activities	(295)	(219)

Effect of exchange rate changes on cash and cash equivalents	(13)	(22)

Net increase (decrease) in cash and cash equivalents	30	(91)

Cash and cash equivalents, beginning of year	481	561

Cash and cash equivalents, end of quarter	$511	$470

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note A — Significant Accounting Policies and Recent Accounting Standards

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented therein. The results for the second quarter and first two quarters of fiscal 2016 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at July 3, 2015 has been derived from our audited financial statements, but does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2015 (our “Fiscal 2015 Form 10-K”).

As further discussed in Note B — Discontinued Operations in these Notes, we recorded a loss in discontinued operations in the second quarter of fiscal 2016 based on a final determination rendered in a dispute over the amount of the post-closing working capital adjustment to the purchase price for our former broadcast communications operation (“Broadcast Communications”), which we sold on February 4, 2013. We did not restate our historical financial results of operations to account for Broadcast Communications as discontinued operations for the periods prior to the second quarter of fiscal 2016 presented in this Report because the amounts were not material. Unless otherwise specified, disclosures in these Notes relate solely to our continuing operations.

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

Reclassifications

Certain prior year amounts have been reclassified in our Condensed Consolidated Financial Statements (Unaudited) to conform to current year classifications.

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

In the second quarter of fiscal 2016, we adopted an accounting standard issued by the FASB that simplifies the presentation of deferred income taxes by requiring entities to classify all deferred tax assets and liabilities as non-current in a classified statement of financial position instead of separating deferred tax assets and liabilities into current and non-current amounts. Consequently, entities may no longer allocate valuation allowances between current and non-current deferred tax assets because those allowances also will be classified as non-current. This standard was applied retrospectively, and as a result, we reclassified certain prior-period amounts in the accompanying Condensed Consolidated Financial Statements (Unaudited) to conform with current-period classifications as follows:

•

In the accompanying Condensed Consolidated Balance Sheet (Unaudited), we reclassified $341 million of current deferred income tax assets from the “Current deferred income taxes” line item in the assets section and $7 million of current deferred income tax liabilities from the “Current deferred income taxes” line item in the liabilities and equity section, which resulted in an increase of $339 million to the “Non-current deferred income taxes” line item in the assets section and a net increase of $5 million to the “Non-current deferred income taxes” line item in the liabilities and equity section.

•

In the accompanying Condensed Consolidated Statement of Cash Flows (Unaudited), we reclassified $7 million from the “Non-current deferred income taxes” line item to the “Income taxes” line item in the operating activities section.

Other than those reclassifications, the adoption of this standard did not have any impact on our financial position, results of operations or cash flows.

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

Note B — Discontinued Operations

On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC (the “Buyer”) pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment), a $15 million subordinated promissory note (which was collected in fiscal 2014) and an earnout of up to $50 million based on future performance. Broadcast Communications was recorded as discontinued operations in connection with the sale.

Based on a dispute between us and the Buyer over the amount of the post-closing working capital adjustment, we and the Buyer previously appointed a nationally recognized accounting firm to render a final determination of such dispute. On January 29, 2016, the accounting firm rendered its final determination as to the disputed items, in which it concluded substantially in our favor and partly in the Buyer’s favor. As a result of such determination, we recorded a loss in discontinued operations in the second quarter of fiscal 2016 of $21 million ($17 million after-tax or $0.14 per diluted share) and adjusted current liabilities of discontinued operations to $43 million. We did not restate our historical financial results of operations to account for Broadcast Communications as discontinued operations for the periods prior to the second quarter of fiscal 2016 presented in this Report because the amounts were not material. Unless otherwise specified, the information set forth in these Notes, other than this Note B — Discontinued Operations, relates solely to our continuing operations.

Note C — Stock Options and Other Share-Based Compensation

During the two quarters ended January 1, 2016, we had options or other share-based compensation outstanding under two shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan. We have granted the following types of share-based awards under these SIPs: stock options, restricted stock awards, restricted stock unit awards, performance share awards, performance share unit awards and awards of immediately vested shares of our common stock. We believe that such awards more closely align the interests of employees with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $9 million and $19 million for the quarter and two quarters ended January 1, 2016, respectively. The compensation cost related to our share-based awards that was charged against income was $9 million and $17 million for the quarter and two quarters ended January 2, 2015, respectively.

Grants to employees under our SIPs during the second quarter ended January 1, 2016 consisted of 10,110 stock options, 33,600 restricted stock awards and 10,070 performance share unit awards. Grants to employees under our SIPs during the two quarters ended January 1, 2016 consisted of 1,658,000 stock options, 100,270 restricted stock awards and 292,665 performance share unit awards. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model, which used the following assumptions: expected dividend yield of 2.50 percent; expected volatility of 23.01 percent; risk-free interest rates averaging 1.52 percent; and expected term in years of 5.05. The fair value as of the grant date of each restricted stock award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance share unit award was determined based on a fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting.

Note D — Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are summarized below:

	January 1, 2016 (1)	July 3, 2015 (1)
	(In millions)
Foreign currency translation, net of income taxes of $27 million and $15 million at January 1, 2016 and July 3, 2015, respectively	$(109)	$(62)
Net unrealized loss on hedging derivatives, net of income taxes of $12 million at January 1, 2016 and July 3, 2015	(18)	(19)
Unrecognized postretirement obligations, net of income taxes of $40 million and $42 million at January 1, 2016 and July 3, 2015, respectively	61	65

	$(66)	$(16)

(1)	Reclassifications out of accumulated other comprehensive loss to earnings were not material for the two quarters ended January 1, 2016 or January 2, 2015.

Note E — Receivables

Receivables are summarized below:

	January 1, 2016	July 3, 2015
	(In millions)
Accounts receivable	$666	$837
Unbilled costs and accrued earnings on cost-plus contracts	277	343

	943	1,180
Less allowances for collection losses	(8)	(12)

	$935	$1,168

Note F — Inventories

Inventories are summarized below:

	January 1, 2016	July 3, 2015
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$543	$463
Finished products	100	100
Work in process	228	256
Raw materials and supplies	199	196

	$1,070	$1,015

Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $70 million at January 1, 2016 and $85 million at July 3, 2015.

Note G — Property, Plant and Equipment

Property, plant and equipment are summarized below:

	January 1, 2016	July 3, 2015
	(In millions)
Land	$45	$45
Software capitalized for internal use	147	155
Buildings	640	587
Machinery and equipment	1,467	1,526

	2,299	2,313
Less accumulated depreciation and amortization	(1,197)	(1,148)

	$1,102	$1,165

Depreciation and amortization expense related to property, plant and equipment was $49 million and $99 million for quarter and two quarters ended January 1, 2016, respectively. Depreciation and amortization expense related to property, plant and equipment was $38 million and $73 million for the quarter and two quarters ended January 2, 2015, respectively.

Note H — Goodwill

As discussed in Note R — Business Segments, we adjusted our segment reporting in the first quarter of fiscal 2016 to reflect our new organizational structure that was effective at the beginning of fiscal 2016, which resulted in changes to our operating segments, which are also our reportable segments and are referred to as our business segments. In accordance with GAAP, we have reassigned goodwill using a relative fair value approach. Because our accounting for our acquisition of Exelis Inc. and its subsidiaries (collectively, “Exelis”) in the fourth quarter of fiscal 2015 is still preliminary, we assigned the goodwill acquired as a result of the acquisition on a provisional basis. Immediately before and after our goodwill assignments, we completed an assessment of any potential goodwill impairment under our former and new segment reporting structure and determined that no impairment existed.

In addition, we test our goodwill for impairment annually, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be an impairment. See Note N — Impairment of Goodwill and Other Assets in these Notes for information regarding a preliminary estimate for a non-cash charge for impairment of goodwill and other assets related to Harris CapRock Communications recorded in the second quarter of fiscal 2016 in our Critical Networks segment.

The assignment of goodwill by business segment, and changes in the carrying amount of goodwill for the two quarters ended January 1, 2016, by business segment, were as follows:

	Communication Systems	Space and Intelligence Systems	Electronic Systems	Critical Networks	Total
	(In millions)
Balance at July 3, 2015	$760	$1,446	$1,718	$2,424	$6,348
Impairment of goodwill	—	—	—	(290)	(290)
Currency translation adjustments	—	(9)	(8)	(25)	(42)
Other (including true-ups of previously estimated purchase price allocations) (1)	12	(9)	12	(42)	(27)

Balance at January 1, 2016	$772	$1,428	$1,722	$2,067	$5,989

(1)	Our accounting for the Exelis acquisition is still preliminary. The fair value estimates for the assets acquired and liabilities assumed were based on preliminary calculations, and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of these preliminary estimates that are not yet finalized relate to certain tangible assets and liabilities acquired, identifiable intangible assets and tax-related items. During the two quarters ended January 1, 2016, we recorded several purchase price adjustments which impacted goodwill, the largest of which reduced current liabilities by $82 million related to previously unrecognized tax benefits and to deferred revenue based on the fair value of a customer contract.

Note I — Accrued Warranties

Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the two quarters ended January 1, 2016 were as follows:

(In millions)
Balance at July 3, 2015	$36
Warranty provision for sales	9
Settlements	(9)
Other adjustments to warranty liability, including those for foreign currency translation	(2)

Balance at January 1, 2016	$34

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties at January 1, 2016 and July 3, 2015 was $36 million and is included as a component of the “Advance payments and unearned income” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

Note J — Long-Term Debt

As disclosed in Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K, in connection with our acquisition of Exelis, Harris Corporation fully and unconditionally guaranteed all of the long-term fixed-rate debt securities issued by Exelis Inc. outstanding at the time of the acquisition, consisting of $250 million in aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 million in aggregate principal amount of 5.55% senior notes due October 1, 2021 (together, the “Exelis Notes”), as indicated in the table in Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K. In addition, Exelis Inc. fully and unconditionally guaranteed all of the long-term fixed-rate debt securities issued by Harris Corporation outstanding at the time of the acquisition, consisting of the nine other series of fixed-rate debt securities listed in the “2015” column in the table in Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K, in an aggregate principal amount of $3.226 billion. On December 31, 2015, Exelis Inc. merged with and into Harris Corporation, with Harris Corporation being the surviving corporation in the merger, the separate existence of Exelis Inc. ceased, Harris Corporation assumed the obligations of Exelis under the Exelis Notes, and the cross guarantees of our outstanding long-term fixed-rate debt securities as described above terminated.

Note K — Postretirement Benefit Plans

The following table provides the components of our net periodic benefit cost for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended January 1, 2016			Two Quarters Ended January 1, 2016
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
	(In millions)
Net periodic benefit cost
Service cost	$20	$2	$22	$38	$3	$41
Interest cost	61	3	64	123	7	130
Expected return on plan assets	(85)	(4)	(89)	(171)	(9)	(180)
Amortization of net actuarial loss	—	—	—	—	2	2
Amortization of prior service cost	—	(4)	(4)	—	(7)	(7)

Net periodic benefit cost	$(4)	$(3)	$(7)	(10)	(4)	(14)
Effect of curtailments or settlements (1)	—	(121)	(121)	—	(121)	(121)

Total net periodic benefit cost	$(4)	$(124)	$(128)	$(10)	$(125)	$(135)

(1)	We discontinued certain significantly underfunded post-employment benefit plans effective December 31, 2015. Under GAAP, this resulted in a negative plan amendment and curtailment during the quarter ended January 1, 2016, a settlement as of December 31, 2015, and a net liability reduction of $101 million.

We contributed $97 million to our qualified defined benefit pension plans during the two quarters ended January 1, 2016. We currently anticipate making additional contributions to our qualified defined benefit pension plans of approximately $76 million during the remainder of fiscal 2016.

Note L — Income (Loss) From Continuing Operations Per Common Share

The computations of income (loss) from continuing operations per common share are as follows:

	Quarter Ended		Two Quarters Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
	(In millions, except per share amounts)
Income (loss) from continuing operations	$(135)	$139	$13	$264
Adjustments for participating securities outstanding	—	—	—	(1)

Income (loss) from continuing operations used in per basic and diluted common share calculations (A)	$(135)	$139	$13	$263

Basic weighted average common shares outstanding (B)	123.8	103.9	123.6	104.3
Impact of dilutive share-based awards	—	1.0	1.1	1.0

Diluted weighted average common shares outstanding (C)	123.8	104.9	124.7	105.3

Income (loss) from continuing operations per basic common share (A)/(B)	$(1.09)	$1.34	$0.10	$2.52
Income (loss) from continuing operations per diluted common share (A)/(C)	$(1.09)	$1.32	$0.10	$2.50

For purposes of the computations of loss from continuing operations per common share in the quarter ended January 1, 2016, due to the loss, the numerator was not adjusted to consider the effect of participating securities outstanding, and also basic weighted average common shares outstanding was used in the computation of the loss from continuing operations per diluted common share because the use of diluted weighted average common shares outstanding would have been antidilutive.

Potential dilutive common shares primarily consist of employee stock options and performance share unit awards. Employee stock options to purchase approximately 1,482,261 and 678,650 shares of our common stock were outstanding at January 1, 2016 and January 2, 2015, respectively, but were not included as dilutive stock options in the computations of income (loss) from continuing operations per diluted common share because the effect would have been antidilutive.

Note M — Income Taxes

In the second quarter of fiscal 2016, we recorded income tax expense of $46 million coupled with an $89 million loss from continuing operations before income taxes, compared with our effective tax rate (income taxes as a percentage of income (loss) from continuing operations before income taxes) of 26.5 percent in the second quarter of fiscal 2015. In the second quarter of fiscal 2016, our effective tax rate was negatively impacted by the non-deductibility for tax purposes of portions of the impairment charge described in Note N — Impairment of Goodwill and Other Assets in these Notes. This negative impact was partially offset by the effect of legislation enacted in the second quarter of fiscal 2016 that restored the U.S. Federal income tax credit for qualifying research and development (“R&D”) expenses for calendar year 2015 and made the credit permanent for the periods following December 31, 2015. This resulted in a benefit of approximately $12 million in calculating our effective tax rate in the second quarter of fiscal 2016. Approximately 40 percent of this benefit related to R&D expenses in the second half of fiscal 2015 and the remainder related to R&D expenses in fiscal 2016. Additionally, in the second quarter of fiscal 2016, our effective tax rate benefited from the settlement of a state tax issue for an amount lower than the previously recorded estimate and several differences between GAAP and tax accounting for investments. In the second quarter of fiscal 2015, legislation was enacted that restored the U.S. Federal income tax credit for qualifying R&D expenses for calendar year 2014. This resulted in a benefit of approximately $7 million (approximately 3.7 percent of income from continuing operations before income taxes) in calculating our effective tax rate in the second quarter of fiscal 2015. Approximately half of this benefit related to R&D expenses in the second half of fiscal 2014 and the remainder related to R&D expenses in the first half of fiscal 2015. Additionally, in the second quarter of fiscal 2015, our effective tax rate benefited by approximately $8 million (approximately 4.2 percent of income from continuing operations before income taxes) due to finalizing issues with Canadian and U.S. tax authorities for amounts lower than previously recorded estimates.

Our effective tax rate was 89.8 percent in the first two quarters of fiscal 2016 compared with 27.7 percent in the first two quarters of fiscal 2015. In the first two quarters of fiscal 2016, our effective tax rate was impacted as described above by the discrete items noted above regarding the second quarter of fiscal 2016 and by a benefit recorded in the first quarter of fiscal 2016 from the settlement of several items for amounts lower than previously recorded estimates. In the first two quarters of fiscal 2015, our effective tax rate benefited from the discrete items noted above regarding the second quarter of fiscal 2015, as well as from the recognition, in the first quarter of fiscal 2015, of foreign tax credits resulting from a dividend paid by a foreign subsidiary during fiscal 2013 that exceeded the U.S. tax liability in respect of the dividend. These discrete items resulted in an aggregate benefit of approximately $23 million (approximately 6 percent of income from continuing operations before income taxes) in calculating our effective tax rate in the first two quarters of fiscal 2015.

Note N — Impairment of Goodwill and Other Assets

We test our goodwill and other indefinite-lived intangible assets for impairment annually, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. Indications of potential impairment of goodwill related to Harris CapRock Communications (which is part of our Critical Networks segment) were present at the end of the quarter ended January 1, 2016 due to the downturn in the energy market and its impact on customer operations, which also resulted in a decrease in the fiscal 2016 outlook for Harris CapRock Communications. Consequently, in connection with the preparation and review of our financial statements for the quarter ended January 1, 2016, we performed an interim review of Harris CapRock Communications’ goodwill for impairment as of the end of the quarter ended January 1, 2016.

To test for potential impairment of goodwill related to Harris CapRock Communications, we prepared a preliminary estimate of the fair value of the reporting unit based on projected discounted cash flows. The current carrying value of the Harris CapRock Communications reporting unit exceeded its estimated fair value, and accordingly, we preliminarily allocated the estimated fair value to the assets and liabilities of the Harris CapRock Communications reporting unit to estimate the implied fair value of goodwill.

In conjunction with the above-described impairment review, we also conducted a review for impairment of other assets related to Harris CapRock Communications, including amortizable intangible assets and fixed assets, and impairment of these assets was considered prior to the conclusion of the goodwill impairment review. The estimated fair value of these other assets related to Harris CapRock Communications was determined based, in part, on an analysis of projected cash flows.

As a result of these impairment reviews, we concluded that goodwill and other assets related to Harris CapRock Communications were impaired as of the end of the quarter ended January 1, 2016, and we recorded an estimated non-cash impairment charge of $367 million ($328 million after-tax), of which $290 million related to goodwill. Due to the length of time necessary to measure the impairment of goodwill and other assets, our impairment analysis is not complete and is subject to change. We expect to complete our analysis prior to reporting our financial results for the third quarter of fiscal 2016 and will record any adjustments to our preliminary estimate at that time. Most of the $367 million estimated impairment charge is not deductible for tax purposes. The tax effect of that non-deductibility was treated as a discrete item in the quarter ended January 1, 2016 for purposes of calculating our effective tax rate. We do not expect to make any current or future cash expenditures as a result of the impairment. The estimated impairment will not cause us to be in noncompliance with the covenants under our credit arrangements, and we do not expect the impairment to impact our ongoing financial performance, although no assurances can be given.

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

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of January 1, 2016:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Deferred compensation plan investments: (1)
Corporate-owned life insurance	$—	$17	$—	$17
Stock fund	55	—	—	55
Equity security	40	—	—	40
Liabilities
Deferred compensation plans (2)	48	82	—	130

(1)	Represents investments held in a “Rabbi Trust” associated with our non-qualified deferred compensation plans, which we include in the “Deferred compensation plan investments” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).
(2)	Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Deferred compensation plan liabilities” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.

We had certain assets measured and recorded at fair value on a nonrecurring basis using level 3 inputs during the quarter and two quarters ended January 1, 2016. Goodwill and other assets held and used related to Harris CapRock Communications with a carrying amount of $714 million were written down to their preliminary estimate of fair value of $347 million, resulting in a preliminary estimate of $367 million for a non-cash impairment charge, which was included in income (loss) from continuing operations for the quarter and two quarters ended January 1, 2016. See Note N — Impairment of Goodwill and Other Assets in these Notes for additional information.

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	January 1, 2016		July 3, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$4,828	$4,902	$5,183	$5,230

(1)	The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

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

At January 1, 2016, we had open foreign currency forward contracts with an aggregate notional amount of $79 million, of which $73 million were classified as fair value hedges and $6 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with an aggregate notional amount of $74 million at July 3, 2015, of which $73 million were classified as fair value hedges and $1 million were classified as cash flow hedges. At January 1, 2016, contract expiration dates ranged from less than 1 month to 5 months with a weighted average contract life of 1 month.

Exchange-Rate Risk — Balance Sheet Hedges

To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of January 1, 2016, we had outstanding foreign currency forward contracts denominated in the British Pound, Australian Dollar, Singapore Dollar, Brazilian Real, Norwegian Krone, Canadian Dollar and Mexican Peso to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the quarter and two quarters ended January 1, 2016 or in the quarter and two quarters ended January 2, 2015. In addition, no amounts were recognized in earnings in the quarter and two quarters ended January 1, 2016 or in the quarter and two quarters ended January 2, 2015 related to hedged firm commitments that no longer qualify as fair value hedges.

Exchange-Rate Risk — Cash Flow Hedges

To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are being used to hedge currency exposures from cash flows anticipated across our business segments. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of January 1, 2016, we had outstanding foreign currency forward contracts denominated in the British Pound and Euro to hedge certain forecasted transactions.

These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to accumulated other comprehensive loss, net of hedge ineffectiveness. Gains and losses from other comprehensive loss are reclassified to earnings when the related hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The cash flow impact of our derivatives is included in the same category in the accompanying Condensed Consolidated Statement of Cash Flows (Unaudited) as the cash flows of the related hedged items.

The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive loss, including gains or losses related to hedge ineffectiveness, were not material in the quarter and two quarters ended January 1, 2016 or in the quarter and two quarters ended January 2, 2015. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of January 1, 2016 that will be reclassified to earnings from other comprehensive income (loss) within the next 12 months to be material.

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

The amount of assets and liabilities related to foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of January 1, 2016 was immaterial.

Note Q — Changes in Estimates

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

Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard estimate at completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimated total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimated total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimated total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income by $24 million ($0.12 per diluted share) and $41 million ($0.20 per diluted share) in the quarter and two quarters ended January 1, 2016, respectively, and by $16 million ($0.11 per diluted share) and $38 million ($0.26 per diluted share) in the quarter and two quarters ended January 2, 2015, respectively.

Note R — Business Segments

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

•

Space and Intelligence Systems, providing complete earth observation, environmental, geospatial, space protection, and intelligence solutions from advanced sensors and payloads, as well as ground processing and information analytics;

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

Total assets by business segment are summarized below:

	January 1,	July 3,
	2016	2015
	(In millions)
Total Assets
Communication Systems	$1,722	$1,906
Space and Intelligence Systems	2,078	2,096
Electronic Systems	2,511	2,513
Critical Networks	2,999	3,492
Corporate (1)	2,787	3,120

	$12,097	$13,127

(1)	Because the acquisition of Exelis in the fourth quarter of fiscal 2015 benefited the entire Company as opposed to any individual segments, the approximately $1.6 billion of identifiable intangible assets acquired in the Exelis acquisition was recorded as Corporate assets.

Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income (loss) from continuing operations before income taxes follow:

	Quarter Ended		Two Quarters Ended
	January 1, 2016	January 2, 2015	January 1, 2016	January 2, 2015
	(In millions)
Revenue
Communication Systems	$489	$435	$943	$824
Space and Intelligence Systems	446	221	881	474
Electronic Systems	382	128	756	237
Critical Networks	541	423	1,107	830
Corporate eliminations	(15)	(1)	(33)	(4)

	$1,843	$1,206	$3,654	$2,361

Income (Loss) From Continuing Operations Before Income Taxes
Segment Operating Income (Loss):
Communication Systems (1)	121	$126	$259	$242
Space and Intelligence Systems	67	34	135	71
Electronic Systems	63	24	132	46
Critical Networks (2)	(308)	50	(245)	92
Unallocated corporate income (expense) (3)	14	(21)	(61)	(38)
Corporate eliminations	(1)	(3)	(2)	(5)
Non-operating income	—	—	1	—
Net interest expense	(45)	(21)	(92)	(43)

	$(89)	$189	$127	$365

(1)	Communication Systems operating income included $17 million of charges in the quarter and two quarters ended January 1, 2016, primarily related to workforce reductions, facility consolidation and other items. We recorded $14 million of these charges in the “Cost of product sales and services” line item and the remaining $3 million of these charges in the “Engineering, selling and administrative expenses” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited).
(2)	Critical Networks operating loss in the quarter and two quarters ended January 1, 2016 included a preliminary estimate of $367 million for a non-cash impairment charge to write down goodwill and other assets related to Harris CapRock Communications. We recorded this charge in the “Impairment of goodwill and other assets” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). Additionally, operating loss included $12 million of charges in the quarter and two quarters ended January 1, 2016, primarily related to workforce reductions and facility consolidation. We recorded these charges in the “Engineering, selling and administrative expenses” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited).
(3)	Unallocated corporate income (expense) included: (i) the impact of a net liability reduction of $101 million in the quarter and two quarters ended January 1, 2016 for certain post-employment benefit plans, (ii) charges of $46 million and $69 million in the quarter and two quarters ended January 1, 2016, respectively, for integration and other costs associated with our acquisition of Exelis in the fourth quarter of fiscal 2015, and (iii) $33 million and $66 million of expense in the quarter and two quarters ended January 1, 2016, respectively, for amortization of intangible assets acquired as a result of our acquisition of Exelis. Because the acquisition of Exelis benefited the entire Company as opposed to any individual segments, the amortization of identifiable intangible assets acquired in the Exelis acquisition was recorded as unallocated corporate expense.

Note S — Legal Proceedings and Contingencies

From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At January 1, 2016, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us is not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at January 1, 2016 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Legal Proceedings

On February 4, 2013, we completed the sale of Broadcast Communications to the Buyer pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment), a $15 million subordinated promissory note (which was collected in fiscal 2014) and an earnout of up to $50 million based on future performance. Based on a dispute between us and the Buyer over the amount of the post-closing working capital adjustment, we and the Buyer previously appointed a nationally recognized accounting firm to render a final determination of such dispute. On January 29, 2016, the accounting firm rendered its final determination as to the disputed items, in which it concluded substantially in our favor and partly in the Buyer’s favor. As further discussed in Note B — Discontinued Operations in these Notes, as a result of such determination we recorded a loss in discontinued operations of $21 million ($17 million after-tax) in the second quarter of fiscal 2016.

International

As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under U.S. export control laws and the Foreign Corrupt Practices Act (“FCPA”) and other similar U.S. and international laws. On April 4, 2011, we completed the acquisition of Carefx Corporation (“Carefx”) and thereby also acquired its subsidiaries, including in China (“Carefx China”). Following the closing, we became aware that certain entertainment, travel and other expenses in connection with the Carefx China operations may have been incurred or recorded improperly. In response, we initiated an internal investigation and learned that certain employees of the Carefx China operations had provided pre-paid gift cards and other gifts and payments to certain customers, potential customers, consultants, and government regulators, after which we took certain remedial actions. The results of the investigation have been disclosed to our Audit Committee, Board of Directors and auditors, and voluntarily to the U.S. Department of Justice (“DOJ”) and the SEC. The SEC and DOJ initiated investigations with respect to this matter. During the second quarter of fiscal 2016, the DOJ advised us that they have determined not to take any action against us related to this matter. The DOJ further advised us that its decision was based on its overall view of the evidence as to our level of acquisition due diligence and integration efforts, our voluntary disclosure to the DOJ and SEC, our remediation efforts and our cooperation throughout the investigation, which is continuing. At this time we also are continuing to cooperate with the SEC regarding its investigation. We cannot predict at this time the duration or scope of, developments in, results of, or any regulatory action or other potential consequences from, such investigation or otherwise in connection with this matter. However, based on the information available to date, we do not believe that this matter will have a material adverse effect on our financial condition, results of operations or cash flows.

Environmental Matters

We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites, including as a result of our acquisition of Exelis. These sites are in various stages of investigation and/or remediation and in some of these proceedings our liability is considered de minimis. We have received notices from the U.S. Environmental Protection Agency (the “EPA”) or equivalent state or international environmental agencies that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, Exelis received notice in June

2014 from the Department of Justice, Environment and Natural Resources Division, that it may be potentially responsible for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, the EPA issued on April 11, 2014 a proposed plan for remedial alternatives to address the cleanup of the lower eight mile stretch of the Passaic River. The EPA estimates the cost for the alternatives will range from $0.4 billion to $3.2 billion. The EPA’s preferred alternative would involve dredging the river bank to bank and installing an engineered cap at an estimated cost of $1.7 billion. The EPA is currently evaluating input from a public comment period that ended in August 2014 before it makes its final record of decision, which is expected in our fiscal 2016. Therefore, the ultimate remedial approach and associated costs and the parties who will participate in funding the remediation and their respective allocations have not been determined. We have found no evidence that Exelis contributed any of the primary contaminants of concern to the Passaic River. We intend to vigorously defend ourselves in this matter and we believe our ultimate costs will not be material. Although it is not feasible to predict the outcome of these environmental claims, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims in existence at January 1, 2016 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Note T — Subsequent Events

As further discussed in Note B — Discontinued Operations in these Notes, we recorded a loss in discontinued operations in the second quarter of fiscal 2016 of $21 million ($17 million after-tax) based on a final determination rendered on January 29, 2016 in a dispute over the amount of the post-closing working capital adjustment to the purchase price for Broadcast Communications, which we sold on February 4, 2013.

Following the end of the second quarter of fiscal 2016, we announced that we are in the process of divesting our aerostructures business, which has less than $150 million of net assets, excluding goodwill, and is not strategic to our business. We currently expect to reach a definitive agreement for a divestiture in fiscal 2016. The aerostructures business, which was part of Exelis, manufactures advanced, lightweight composite aerospace assembly structures, subassemblies and components for defense and commercial industries.

REVIEW REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Harris Corporation

We have reviewed the unaudited condensed consolidated balance sheet of Harris Corporation as of January 1, 2016, and the related unaudited condensed consolidated statements of income and comprehensive income for the quarter and two quarters ended January 1, 2016 and January 2, 2015, and the unaudited condensed consolidated statements of cash flows for the two quarters ended January 1, 2016 and January 2, 2015. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation as of July 3, 2015, and the related consolidated statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein) and expressed an unqualified audit opinion on those consolidated financial statements in our report dated August 31, 2015. In our opinion, the accompanying condensed consolidated balance sheet of Harris Corporation as of July 3, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Orlando, Florida

February 3, 2016

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

As discussed in Note R — Business Segments in the Notes, we adjusted our segment reporting in the first quarter of fiscal 2016 to reflect our new organizational structure that was effective at the beginning of fiscal 2016, which resulted in changes to our operating segments, which are also our reportable segments and are referred to as our business segments. As a result of these adjustments, we report the financial results of our operations in the following four business segments:

•	Communication Systems, serving markets in tactical and airborne radios, night vision technology, and defense and public safety networks;

•

Space and Intelligence Systems, providing complete earth observation, environmental, geospatial, space protection, and intelligence solutions from advanced sensors and payloads, as well as ground processing and information analytics;

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

RESULTS OF OPERATIONS

Highlights

Our acquisition of Exelis on May 29, 2015 significantly impacted our operating results, as further discussed in the remaining sections of this MD&A. Operations results for the second quarter of fiscal 2016 included:

•	Revenue increased 52.8 percent to $1.843 billion in the second quarter of fiscal 2016 from $1.206 billion in the second quarter of fiscal 2015;

•

We incurred a loss from continuing operations of $135 million, or $1.09 per diluted share, in the second quarter of fiscal 2016 compared with income from continuing operations of $139 million, or $1.32 per diluted share, in the second quarter of fiscal 2015. In the second quarter of fiscal 2016, we recorded in our Critical Networks segment a preliminary estimate of $367 million, or $2.63 per diluted common share after-tax, for a non-cash charge for impairment of goodwill and other assets related to Harris CapRock Communications due to the downturn in the energy market and its impact on customer operations;

•

Communication Systems revenue increased 12.4 percent to $489 million and operating income decreased 4.0 percent to $121 million in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015;

•

Space and Intelligence Systems revenue increased 101.8 percent to $446 million and operating income increased 97.1 percent to $67 million in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015;

•

Electronic Systems revenue increased 198.4 percent to $382 million and operating income increased 162.5 percent to $63 million in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015;

•

Critical Networks revenue increased 27.9 percent to $541 million in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015, and Critical Networks had an operating loss of $308 million in the second quarter of fiscal 2016 compared with operating income of $50 million in the second quarter of fiscal 2015. The operating loss in the second quarter of fiscal 2016 was primarily due to the non-cash impairment charge noted above related to Harris CapRock Communications;

•

In the second quarter of fiscal 2016, we incurred charges for restructuring and other items of $17 million, $6 million, and $12 million in our Communication Systems, Electronic Systems and Critical Networks segments, respectively;

•	In the second quarter of fiscal 2016, our unallocated corporate (income) expense reflected the impact of a net liability reduction of $101 million for certain post-employment benefit plans; and

•	Net cash provided by operating activities increased 74.3 percent to $387 million in the first two quarters of fiscal 2016 compared with $222 million in the first two quarters of fiscal 2015.

Consolidated Results of Operations

	Quarter Ended			Two Quarters Ended
	January 1, 2016	January 2, 2015	% Inc/ (Dec)	January 1, 2016	January 2, 2015	% Inc/ (Dec)
	(Dollars in millions, except per share amounts)
Revenue:
Communication Systems	$489	$435	12.4%	$943	$824	14.4%
Space and Intelligence Systems	446	221	101.8%	881	474	85.9%
Electronic Systems	382	128	198.4%	756	237	219.0%
Critical Networks	541	423	27.9%	1,107	830	33.4%
Corporate eliminations	(15)	(1)	*	(33)	(4)	*

Total revenue	1,843	1,206	52.8%	3,654	2,361	54.8%

Cost of product sales and services	(1,281)	(808)	58.5%	(2,501)	(1,570)	59.3%

Gross margin	562	398	41.2%	1,153	791	45.8%
% of total revenue	30.5%	33.0%		31.6%	33.5%

Engineering, selling and administrative expenses	(239)	(188)	27.1%	(568)	(383)	48.3%
% of total revenue	13.0%	15.6%		15.5%	16.2%

Impairment of goodwill and other assets	(367)	—		(367)	—	*
Non-operating income	—	—	*	1	—	*
Net interest expense	(45)	(21)	114.3%	(92)	(43)	114.0%

Income (loss) from continuing operations before income taxes	(89)	189	*	127	365	(65.2)%
Income taxes	(46)	(50)	(8.0)%	(114)	(101)	12.9%
Effective tax rate	*	26.5%		89.8%	27.7%

Income (loss) from continuing operations	(135)	139	*	13	264	(95.1)%
% of total revenue	(7.3)%	11.5%		0.4%	11.2%

Income (loss) from continuing operations per diluted common share	$(1.09)	$1.32	*	$0.10	$2.50	(96.0)%

*	Not meaningful

Revenue

Second Quarter 2016 Compared With Second Quarter 2015: The increase in revenue in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 was primarily due to the inclusion in our operating results of revenue from Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015. Revenue in the second quarter of fiscal 2016 also reflected continuing services revenue weakness in our Critical Networks segment, revenue weakness from Exelis tactical radio and night vision product lines in our Communication Systems segment and revenue softness in electronic warfare in our Electronic Systems segment.

First Two Quarters 2016 Compared With First Two Quarters 2015: The increase in revenue in the first two quarters of fiscal 2016 compared with the first two quarters of fiscal 2015 was primarily due to the same reasons as noted above regarding the second quarters of fiscal 2016 and 2015.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Gross Margin

Second Quarter 2016 Compared With Second Quarter 2015: The increase in gross margin in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 was primarily due to the inclusion in our operating results of gross margin from Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015. The decrease in gross margin as a percentage of total revenue (“gross margin percentage”) in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 was primarily due to a shift in the mix of contract types, toward an increased percentage of lower-margin cost-plus contracts, lower gross margin percentage in Exelis legacy tactical radio and night vision product lines and write-downs of certain assets related to restructuring programs.

First Two Quarters 2016 Compared With First Two Quarters 2015: The increase in gross margin and decrease in gross margin percentage in the first two quarters of fiscal 2016 compared with the first two quarters of fiscal 2015 were primarily due to the same reasons as noted above regarding the second quarters of fiscal 2016 and 2015.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses

Second Quarter 2016 Compared With Second Quarter 2015: The increase in engineering, selling and administrative (“ESA”) expenses in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 was primarily due to the inclusion in our operating results of ESA expenses from Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015, as well as $33 million of amortization of intangible assets acquired, $46 million of integration and other costs associated with the acquisition, and $18 million of charges for restructuring and other items. These drivers of the increase in ESA expenses were partially offset by a net liability reduction of $101 million for certain post-employment benefit plans. The decrease in ESA expenses as a percentage of total revenue (“ESA percentage”) in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 was primarily due to the net liability reduction noted above and cost savings realized after our acquisition of Exelis, partially offset by the amortization, integration and other costs and charges for restructuring and other items noted above.

First Two Quarters 2016 Compared With First Two Quarters 2015: The increase in ESA expenses and decrease in ESA percentage in the first two quarters of fiscal 2016 compared with the first two quarters of fiscal 2015 were primarily due to the same reasons as noted above regarding the second quarters of fiscal 2016 and 2015. This included $66 million of amortization of intangible assets acquired from Exelis, $69 million of integration and other costs associated with the acquisition, and $18 million of charges for restructuring and other items, partially offset by the net liability reduction of $101 million noted above. ESA percentage in the first quarter of fiscal 2015 also benefited from our collection of payment on a promissory note in the first quarter of fiscal 2015 related to the sale of our Cyber Integration Center.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Impairment of Goodwill and Other Assets

Second Quarter 2016 Compared With Second Quarter 2015: In the second quarter of fiscal 2016, we recorded in our Critical Networks segment a preliminary estimate of $367 million for a non-cash charge for impairment of goodwill and other assets related to Harris CapRock Communications due to the downturn in the energy market and its impact on customer operations.

First Two Quarters 2016 Compared With First Two Quarters 2015: The first two quarters of fiscal 2016 reflect the non-cash impairment charge described above.

See Note N — Impairment of Goodwill and Other Assets in the Notes and the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Net Interest Expense

Second Quarter 2016 Compared With Second Quarter 2015: The increase in net interest expense in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 was primarily due to higher overall debt levels as a result of our issuance of $2.4 billion of new debt securities and our borrowing of $1.3 billion under a new term loan agreement to finance our acquisition of Exelis in the fourth quarter of fiscal 2015.

First Two Quarters 2016 Compared With First Two Quarters 2015: The increase in net interest expense in the first two quarters of fiscal 2016 compared with the first two quarters of fiscal 2015 was primarily due to the same reason as noted above regarding the second quarters of fiscal 2016 and 2015.

Income Taxes

Second Quarter 2016 Compared With Second Quarter 2015: In the second quarter of fiscal 2016, our effective tax rate (income taxes as a percentage of income (loss) from continuing operations before income taxes) was negatively impacted by the non-deductibility for tax purposes of portions of the impairment charge described in Note N — Impairment of Goodwill and Other Assets in the Notes. This negative impact was partially offset by the effect of legislation enacted in the second quarter of fiscal 2016 that restored the U.S. Federal income tax credit for qualifying R&D expenses for calendar year 2015 and made the credit permanent for the periods following December 31, 2015. This resulted in a benefit of approximately $12 million in calculating our effective tax rate in the second quarter of fiscal 2016. Approximately 40 percent of this benefit related to R&D expenses in the second half of fiscal 2015 and the remainder related to R&D expenses in fiscal 2016. Additionally, in the second quarter of fiscal 2016, our effective tax rate benefited from the settlement of a state tax issue for an amount lower than the previously recorded estimate and several differences between GAAP and tax accounting for investments. In the second quarter of fiscal 2015, legislation was enacted that restored the U.S. Federal income tax credit for qualifying R&D expenses for calendar year 2014. This resulted in a benefit of approximately $7 million (approximately 3.7 percent of income from continuing operations before income taxes) in calculating our effective tax rate in the second quarter of fiscal 2015. Approximately half of this benefit related to R&D expenses in the second half of fiscal 2014 and the remainder related to R&D expenses in the first half of fiscal 2015. Additionally, in the second quarter of fiscal 2015, our effective tax rate benefited by approximately $8 million (approximately 4.2 percent of income from continuing operations before income taxes) due to finalizing issues with Canadian and U.S. tax authorities for amounts lower than previously recorded estimates.

First Two Quarters 2016 Compared With First Two Quarters 2015: In the first two quarters of fiscal 2016, our effective tax rate was impacted as described above by the discrete items noted above regarding the second quarter of fiscal 2016, and by a benefit recorded in the first quarter of fiscal 2016 from the settlement of several items for amounts lower than previously recorded estimates. In the first two quarters of fiscal 2015, our effective tax rate benefited from the discrete items noted above regarding the second quarter of fiscal 2015, as well as from the recognition, in the first quarter of fiscal 2015, of foreign tax credits resulting from a dividend paid by a foreign subsidiary during fiscal 2013 that exceeded the U.S. tax liability in respect of the dividend. These discrete items resulted in an aggregate benefit of approximately $23 million (approximately 6 percent of income from continuing operations before income taxes) in calculating our effective tax rate in the first two quarters of fiscal 2015.

Income (Loss) From Continuing Operations

Second Quarter 2016 Compared With Second Quarter 2015: The loss from continuing operations in the second quarter of fiscal 2016 compared with income from continuing operations in the second quarter of fiscal 2015 was primarily due to recording in the second quarter of fiscal 2016 in our Critical Networks segment a preliminary estimate of $367 million, or $328 million after-tax, for the non-cash charge for impairment of goodwill and other assets related to Harris CapRock Communications noted above, partially offset by the net impact of the other items described above in this MD&A regarding the second quarters of fiscal 2016 and 2015.

First Two Quarters 2016 Compared With First Two Quarters 2015: The decrease in income from continuing operations in the first two quarters of fiscal 2016 compared with the first two quarters of fiscal 2015 was primarily due to recording in the second quarter of fiscal 2016 the preliminary estimate of the non-cash impairment charge related to Harris CapRock Communications noted above, partially offset by the net impact of the other items described above in this MD&A regarding the first two quarters of fiscal 2016 and 2015.

See Note N— Impairment of Goodwill and Other Assets in the Notes and the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Income (Loss) From Continuing Operations Per Diluted Common Share

Second Quarter 2016 Compared With Second Quarter 2015: The loss from continuing operations per diluted common share in the second quarter of fiscal 2016 compared with income from continuing operations per diluted common share in the second quarter of fiscal 2015 was primarily due to recording in the second quarter of fiscal 2016 the preliminary estimate of the non-cash impairment charge related to Harris CapRock Communications noted above, partially offset by the net impact of the other items described above in this MD&A regarding the second quarters of fiscal 2016 and 2015. We also had an increase in our average common shares outstanding as a result of approximately 19 million shares issued in connection with our acquisition of Exelis.

First Two Quarters 2016 Compared With First Two Quarters 2015: The decrease in income from continuing operations per diluted common share in the first two quarters of fiscal 2016 compared with the first two quarters of fiscal 2015 was primarily due to recording in the second quarter of fiscal 2016 the preliminary estimate of the non-cash impairment charge related to Harris CapRock Communications noted above, partially offset by the net impact of the other items described above in this MD&A regarding the first two quarters of fiscal 2016 and 2015. We also had an increase in our average common shares outstanding as a result of approximately 19 million shares issued in connection with our acquisition of Exelis.

See Note N — Impairment of Goodwill and Other Assets in the Notes and the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Discussion of Business Segment Results of Operations

Communication Systems Segment

	Quarter Ended			Two Quarters Ended
	January 1, 2016	January 2, 2015	% Inc/ (Dec)	January 1, 2016	January 2, 2015	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$489	$435	12.4%	$943	$824	14.4%
Cost of product sales and services	(263)	(219)	20.1%	(480)	(405)	18.5%

Gross margin	226	216	4.6%	463	419	10.5%
% of revenue	46.2%	49.7%		49.1%	50.8%

ESA expenses	(105)	(90)	16.7%	(204)	(177)	15.3%
% of revenue	21.5%	20.7%		21.6%	21.5%

Segment operating income	$121	$126	(4.0)%	$259	$242	7.0%

% of revenue	24.7%	29.0%		27.5%	29.4%

Second Quarter 2016 Compared With Second Quarter 2015: The increases in segment revenue, gross margin and ESA expenses in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations (principally ground and airborne tactical radio and night vision operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015. Additionally, the inclusion in segment operating results of Exelis operations partially offset a decrease in segment operating income in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015.

Segment revenue in the second quarter of fiscal 2016 also reflected revenue weakness from Exelis legacy tactical radio and night vision product lines and lower revenue in the public safety and professional communications markets due to continued competitive pressures. The decrease in segment gross margin percentage in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 was primarily due to a less favorable mix among products and programs, lower gross margin percentage in Exelis legacy tactical radio and night vision product lines and write-downs of certain assets related to restructuring programs. The increase in segment ESA percentage in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 was primarily due to restructuring charges to consolidate certain facilities and reduce future costs. The decreases in segment operating income and operating margin as a percentage of revenue (“operating margin percentage”) in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 reflected the items discussed above regarding this segment.

First Two Quarters 2016 Compared With First Two Quarters 2015: The increases in segment revenue, gross margin, ESA expenses and operating income in the first two quarters of fiscal 2016 compared with the first two quarters of fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations. Segment revenue also reflected higher tactical communications revenue from international customers, partially offset by lower revenue in the public safety and professional communications markets due to continued competitive pressures. Revenue in the first two quarters of fiscal 2016 also reflected expected revenue weakness from Exelis legacy tactical radio and night vision product lines. The decreases in segment gross margin and operating margin percentages and increase in segment ESA percentage in the first two quarters of fiscal 2016 compared with the first two quarters of fiscal 2015 were primarily due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2016 and 2015.

Space and Intelligence Systems Segment

	Quarter Ended			Two Quarters Ended
	January 1, 2016	January 2, 2015	% Inc/ (Dec)	January 1, 2016	January 2, 2015	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$446	$221	101.8%	$881	$474	85.9%
Cost of product sales and services	(331)	(157)	110.8%	(644)	(340)	89.4%

Gross margin	115	64	79.7%	237	134	76.9%
% of revenue	25.8%	29.0%		26.9%	28.3%

ESA expenses	(48)	(30)	60.0%	(102)	(63)	61.9%
% of revenue	10.8%	13.6%		11.6%	13.3%

Segment operating income	$67	$34	97.1%	$135	$71	90.1%

% of revenue	15.0%	15.4%		15.3%	15.0%

Second Quarter 2016 Compared With Second Quarter 2015: The increases in segment revenue, gross margin, ESA expenses and operating income in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations (principally geospatial intelligence solutions; integrated sensing and information systems; environmental intelligence; precision instruments and position, navigation and timing; and command, control and communication systems operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.

Segment revenue also reflected higher revenue from two classified programs, including the Foundation GEOINT Content Management program, more than offset by the completion of other classified programs and lower revenue from the Global Positioning System III program. The decrease in segment gross margin percentage in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 was due to a less favorable mix of cost-plus intelligence and space payload programs. The decrease in segment ESA percentage in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 was primarily due to cost savings realized after our acquisition of Exelis. The slight decrease in segment operating margin percentage in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 reflected the items discussed above regarding this segment.

First Two Quarters 2016 Compared With First Two Quarters 2015: The increases in segment revenue, gross margin, ESA expenses and operating income, and the decreases in segment gross margin percentage and ESA percentage, in the first two quarters of fiscal 2016 compared with the first two quarters of fiscal 2015 were primarily due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2016 and 2015. The slight increase in segment operating margin percentage in the first two quarters of fiscal 2016 compared with the first two quarters of fiscal 2015 was primarily due to cost savings after our acquisition of Exelis.

Electronic Systems Segment

	Quarter Ended			Two Quarters Ended
	January 1, 2016	January 2, 2015	% Inc/ (Dec)	January 1, 2016	January 2, 2015	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$382	$128	198.4%	$756	$237	219.0%
Cost of product sales and services	(278)	(93)	198.9%	(543)	(170)	219.4%

Gross margin	104	35	197.1%	213	67	217.9%
% of revenue	27.2%	27.3%		28.2%	28.3%

ESA expenses	(41)	(11)	272.7%	(81)	(21)	285.7%
% of revenue	10.7%	8.6%		10.7%	8.9%

Segment operating income	$63	$24	162.5%	$132	$46	187.0%

% of revenue	16.5%	18.8%		17.5%	19.4%

Second Quarter 2016 Compared With Second Quarter 2015: The increases in segment revenue, gross margin, ESA expenses and operating income in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations (principally integrated electronic warfare systems; radar, reconnaissance and undersea systems; electronic attack and release systems; specialty applications; and composites operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.

Segment revenue also reflected higher revenue from the ramp in the F-35 Joint Strike Fighter program, more than offset by lower electronic warfare revenue. The increase in segment ESA percentage in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 was primarily due to the mix of programs requiring a higher ESA expense and charges for restructuring and other items. The decrease in segment operating margin percentage in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 reflected the items discussed above regarding this segment.

First Two Quarters 2016 Compared With First Two Quarters 2015: The increases in segment revenue, gross margin, ESA expenses, ESA percentage and operating income, and the decrease in operating margin percentage, in the first two quarters of fiscal 2016 compared with the first two quarters of fiscal 2015 were primarily due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2016 and 2015.

Critical Networks Segment

	Quarter Ended			Two Quarters Ended
	January 1, 2016	January 2, 2015	% Inc/ (Dec)	January 1, 2016	January 2, 2015	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$541	$423	27.9%	$1,107	$830	33.4%
Cost of product sales and services	(423)	(341)	24.0%	(866)	(662)	30.8%

Gross margin	118	82	43.9%	241	168	43.5%
% of revenue	21.8%	19.4%		21.8%	20.2%

ESA expenses	(426)	(32)	*	(486)	(76)	*
% of revenue	78.7%	7.6%		43.9%	9.2%

Segment operating income (loss)	$(308)	$50	*	$(245)	$92	*

% of revenue	*	11.8%		*	11.1%

*	Not meaningful

Second Quarter 2016 Compared With Second Quarter 2015: The increases in segment revenue and gross margin in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations (principally civil and aerospace systems; command, control and communication systems; and advanced information solutions operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.

Segment revenue also reflected lower revenue in IT services and Harris CapRock Communication’s energy market, partially offset by higher revenue from the Federal Aviation Administration, driven by the Next Generation Air Transportation modernization programs. The increase in segment gross margin percentage in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 was primarily due to improved program execution. The increases in segment ESA expenses and ESA percentage in the second quarter of fiscal 2016 compared with the second quarter of fiscal 2015 were primarily due to recording in the second quarter of fiscal 2016 a preliminary estimate of $367 million for a non-cash charge for impairment of goodwill and other assets related to Harris CapRock Communications due to the downturn the energy market and its impact on customer operations. The segment operating loss and segment operating margin percentage in the second quarter of fiscal 2016 compared with the operating income and operating margin percentage in the second quarter of fiscal 2015 reflected the items discussed above regarding this segment.

First Two Quarters 2016 Compared With First Two Quarters 2015: The increases in segment revenue, gross margin, gross margin percentage, ESA expenses and ESA percentage in the first two quarters of fiscal 2016 compared with the first two quarters of fiscal 2015 were primarily due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2016 and 2015. The segment operating loss and operating margin percentage in the first two quarters of fiscal 2016 compared with the operating income and operating margin percentage in the first two quarters of fiscal 2015 reflected the items discussed above regarding this segment for the second quarters of fiscal 2016 and 2015.

Unallocated Corporate (Income) Expense and Corporate Eliminations

	Quarter Ended			Two Quarters Ended
	January 1, 2016	January 2, 2015	% Inc/ (Dec)	January 1, 2016	January 2, 2015	% Inc/ (Dec)
	(Dollars in millions)
Unallocated corporate (income) expense	$(47)	$21	*	$(5)	$38	*
Amortization of intangible assets from Exelis Inc. acquisition	33	—	*	66	—	*

Total unallocated corporate (income) expense	$(14)	$21	*	$61	$38	60.5%

Corporate eliminations	$1	$3	(66.7)%	$2	$5	(60.0)%

*	Not meaningful

Second Quarter 2016 Compared With Second Quarter 2015: The change to total unallocated corporate income in the second quarter of fiscal 2016 from total unallocated corporate expense in the second quarter of fiscal 2015 was primarily due to: (i) a net liability reduction of $101 million for certain post-employment benefit plans, mostly offset by (ii) $33 million of amortization of intangible assets acquired as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015, and (iii) charges of $46 million for integration and other costs associated with our acquisition of Exelis. In connection with our acquisition of Exelis, we identified approximately $1.6 billion of intangible assets. Because the acquisition benefited our entire Company as opposed to any individual segments, we recorded these intangible assets as Corporate assets and the related amortization expense as unallocated corporate expense.

First Two Quarters 2016 Compared With First Two Quarters 2015: The increase in total unallocated corporate expense in the first two quarters of fiscal 2016 compared with the first two quarters of fiscal 2015 was primarily due to $66 million of amortization of intangible assets acquired as a result of our acquisition of Exelis and charges of $69 million for integration and other costs associated with our acquisition of Exelis, partially offset by the net liability reduction of $101 million noted above.

Discontinued Operations

As further discussed in Note B — Discontinued Operations in the Notes, we recorded a loss in discontinued operations in the second quarter of fiscal 2016 of $21 million ($17 million after-tax) based on a final determination rendered on January 29, 2016 in a dispute over the amount of the post-closing working capital adjustment to the purchase price for Broadcast Communications, which we sold on February 4, 2013. We did not restate our historical financial results of operations to account for Broadcast Communications as discontinued operations for the periods prior to the second quarter of fiscal 2016 presented in this Report because the amounts were not material.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

	Two Quarters Ended
	January 1,	January 2,
	2016	2015
	(In millions)
Net cash provided by operating activities	$387	$222
Net cash used in investing activities	(49)	(72)
Net cash used in financing activities	(295)	(219)
Effect of exchange rate changes on cash and cash equivalents	(13)	(22)

Net increase (decrease) in cash and cash equivalents	30	(91)
Cash and cash equivalents, beginning of year	481	561

Cash and cash equivalents, end of quarter	$511	$470

Cash and cash equivalents: The $30 million increase in cash and cash equivalents from the end of fiscal 2015 to January 1, 2016 (the end of the second quarter of fiscal 2016) was primarily due to $387 million of net cash provided by operating activities, $209 million of proceeds from borrowings and $33 million of proceeds from exercises of employee stock options, mostly offset by $395 million used for repayments of borrowings, which included $350 million of cash used to repay principal on our term loans ($285 million of voluntary prepayments of principal and $65 million of scheduled principal repayments), $127 million used to pay cash dividends, and $49 million used for net additions of property, plant and equipment. The $91 million decrease in cash and cash equivalents from the end of fiscal 2014 to January 2, 2015 (the end of the second quarter of fiscal 2015) was primarily due to $150 million used to repurchase shares of our common stock, $99 million used to pay cash dividends, $79 million used for additions of property, plant and equipment and $22 million from the impact of exchange rate changes (primarily reflecting the strength of the U.S. dollar relative to the Canadian Dollar), partially offset by $222 million of net cash provided by operating activities and $28 million of proceeds from exercises of employee stock options.

At January 1, 2016, we had cash and cash equivalents of $511 million, and we have a senior unsecured $1 billion revolving credit facility that expires in July 2020 (all of which was available to us as of January 1, 2016). Additionally, we had $4.8 billion of long-term debt outstanding at January 1, 2016, the majority of which we incurred in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K and Note J — Long-Term Debt in the Notes. Additionally, we had defined benefit plan obligations of $1.7 billion at January 1, 2016, primarily as a result of the Exelis acquisition. Our $511 million of cash and cash equivalents at January 1, 2016 included $106 million held by our foreign subsidiaries, of which $96 million was considered permanently reinvested. Of the $96 million considered permanently reinvested, $66 million was available for use in the U.S. without incurring additional U.S. income taxes, and we would be required to recognize U.S. income taxes of $12 million on the remaining $30 million if we were to repatriate such funds to the U.S., but we have no current plans to repatriate such funds.

Accumulated other comprehensive loss increased $50 million, to $66 million at the end of the second quarter of fiscal 2016 from $16 million at the end of fiscal 2015, primarily due to the impact of exchange rate changes, reflecting the strength of the U.S. dollar relative to the Canadian Dollar, British Pound, Norwegian Krone and Brazilian Real. See Note P — Derivative Instruments and Hedging Activities in the Notes for further information.

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

Net cash provided by operating activities: The increase in net cash provided by operating activities in the first two quarters of fiscal 2016 compared with the first two quarters of fiscal 2015 was primarily due to the impact of a decrease in accounts receivable, partially offset by pension contributions.

Net cash used in investing activities: The decrease in net cash used in investing activities in the first two quarters of fiscal 2016 compared with the first two quarters of fiscal 2015 was primarily due to $28 million less used for additions of property, plant and equipment in the first two quarters of fiscal 2016 compared with the first two quarters of fiscal 2015.

Net cash used in financing activities: The increase in net cash used in financing activities in the first two quarters of fiscal 2016 compared with the first two quarters of fiscal 2015 was primarily due to $378 million more used for repayments of borrowings, which included $350 million of cash used to repay principal on our term loans ($285 million of voluntary prepayments of principal and $65 million of scheduled principal repayments), as noted above, and $28 million more used to pay cash dividends, partially offset by $176 million more of proceeds from borrowings and $150 million less of repurchases of our common stock under our repurchase program (there were no repurchases of our common stock under our repurchase program in the first two quarters of fiscal 2016).

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

The Highway and Transportation Funding Act of 2014 (“HATFA”), which was signed into law on August 8, 2014, modified the interest rate stabilization provision of MAP-21. We made total contributions of $97 million to our U.S. qualified defined benefit pension plans during the two quarters ended January 1, 2016. We currently anticipate making additional contributions to our U.S. qualified defined benefit pension plans of approximately $76 million during the remainder of fiscal 2016.

Future required contributions will depend primarily on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material. See Note 14: “Pension and Other Postretirement Benefits” in our Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K and Note K — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.

Common Stock Repurchases

During the first and second quarters of fiscal 2016, we did not repurchase any shares of our common stock under our repurchase program. During the second quarter of fiscal 2015, we used $50 million to repurchase 704,097 shares of our common stock under our repurchase program at an average price per share of $71.01, including commissions. During the first two quarters of fiscal 2015, we used $150 million to repurchase 2,136,362 shares of our common stock under our repurchase program at an average price per share of $70.21, including commissions. Shares repurchased by us are cancelled and retired.

As of January 1, 2016, we had a remaining, unused authorization of approximately $684 million under our repurchase program, which does not have a stated expiration date. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”

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

We were in compliance with the covenants in the 2015 Credit Agreement at January 1, 2016, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2015 Credit Agreement, to be greater than 0.675 to 1.00 from and including May 29, 2015 until and including February 29, 2016 and 0.65 to 1.00 thereafter. At January 1, 2016, we had no borrowings outstanding under the 2015 Credit Agreement.

Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K and Note J — Long-Term Debt in the Notes.

Short-Term Debt: Our short-term debt at January 1, 2016 and July 3, 2015 was $198 million and $33 million, respectively, and consisted of local borrowing by international subsidiaries for working capital needs and commercial paper at January 1, 2016, and local borrowing by international subsidiaries for working capital needs at July 3, 2015. Our commercial paper program was supported at January 1, 2016 by the 2015 Credit Facility.

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

As of January 1, 2016, we were not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of January 1, 2016, we did not have any such material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.

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

Commercial Commitments and Contractual Obligations

The amounts disclosed in our Fiscal 2015 Form 10-K include our contractual obligations and commercial commitments. During the second quarter of fiscal 2016, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, standby letters of credit and other arrangements as disclosed in our Fiscal 2015 Form 10-K.

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

Estimate at completion adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended		Two Quarters Ended
	January 1,	January 2,	January 1,	January 2,
	2016	2015	2016	2015
	(In millions)
Favorable adjustments	$49	$32	$96	$64
Unfavorable adjustments	(25)	(16)	(55)	(26)

Net operating income adjustments	$24	$16	$41	$38

The increase in the favorable and unfavorable impacts to operating income due to estimate at completion adjustments in the quarter and two quarters ended January 1, 2016 compared with the quarter and two quarters ended January 2, 2015 reflected the inclusion of adjustments in respect of Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015. There were no individual impacts to operating income due to estimate at completion adjustments in the quarter and two quarters ended January 1, 2016 or the quarter and two quarters ended January 2, 2015 that were material to our results of operations on a consolidated or segment basis for such periods.

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

Impact of Recently Issued Accounting Standards

Accounting standards that have been recently issued, but are not yet effective for us, are described in Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes, which describes the potential impact that these standards are expected to have on our financial position, results of operations and cash flows.

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

•

Sustained weakness or volatility in oil or natural gas prices, or negative expectations about future prices or volatility, could adversely affect demand for our managed satellite and terrestrial communications solutions or other products, which could adversely affect our business, financial condition, results of operations and cash flows.

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

Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at January 1, 2016 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note P — Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates: As of January 1, 2016, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at January 1, 2016 would not have had a material impact on the fair value of these obligations. Additionally, there is no interest-rate risk associated with these obligations on our results of operations and cash flows, because the interest rates are fixed, and because our long-term fixed-rate debt is not putable to us (required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.

As of January 1, 2016, we also had long-term variable-rate debt obligations of $917 million under our senior unsecured term loan facility in connection with our acquisition of Exelis, comprised of term loans of $316 million in a 3-year tranche and $601 million in a 5-year tranche. These term loans bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these term loans would not have had a material impact on our results of operations or cash flows. For each tranche of term loans, we are required to make quarterly principal amortization payments equal to 2.50 percent of the $650 million initial principal amount of such tranche of the term loans. We have the ability at any time or from time to time, to voluntarily prepay term loans of either tranche in whole or in part without premium or penalty. We made $168 million and $285 million of voluntary repayments of principal on the 3-year tranche term loan during the quarter and two quarters ended January 1, 2016, respectively.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the second quarter of fiscal 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the second quarter of fiscal 2016 our disclosure controls and procedures were effective.

(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. As part of our integration of Exelis, we are in the process of incorporating our controls and procedures with respect to Exelis operations, and we will include internal controls with respect to Exelis operations in our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2016. Other than incorporating our controls and procedures with respect to Exelis operations, there have been no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

General. From time to time, as a normal incident of the nature and kind of business in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at January 1, 2016 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

On February 4, 2013, we completed the sale of Broadcast Communications to the Buyer pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment), a $15 million subordinated promissory note (which was collected in fiscal 2014) and an earnout of up to $50 million based on future performance. Based on a dispute between us and the Buyer over the amount of the post-closing working capital adjustment, we and the Buyer previously appointed a nationally recognized accounting firm to render a final determination of such dispute. On January 29, 2016, the accounting firm rendered its final determination as to the disputed items, in which it concluded substantially in our favor and partly in the Buyer’s favor. As further discussed in Note B — Discontinued Operations in the Notes, as a result of such determination we recorded a loss in discontinued operations of $21 million ($17 million after-tax) in the second quarter of fiscal 2016.

International. As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under U.S. export control laws and the FCPA and other similar U.S. and international laws. On April 4, 2011, we completed the acquisition of Carefx and thereby also acquired its subsidiaries, including Carefx China. Following the closing, we became aware that certain entertainment, travel and other expenses in connection with the Carefx China operations may have been incurred or recorded improperly. In response, we initiated an internal investigation and learned that certain employees of the Carefx China operations had provided pre-paid gift cards and other gifts and payments to certain customers, potential customers, consultants, and government regulators, after which we took certain remedial actions. The results of the investigation have been disclosed to our Audit Committee, Board of Directors and auditors, and voluntarily to the DOJ and the SEC. The SEC and DOJ initiated investigations with respect to this matter. During the second quarter of fiscal 2016, the DOJ advised us that they have determined not to take any action against us related to this matter. The DOJ further advised us that its decision was based on its overall view of the evidence as to our level of acquisition due diligence and integration efforts, our voluntary disclosure to the DOJ and SEC, our remediation efforts and our cooperation throughout the investigation, which is continuing. At this time we also are continuing to cooperate with the SEC regarding its investigation. We cannot predict at this time the duration or scope of, developments in, results of, or any regulatory action or other potential consequences from, such investigation or otherwise in connection with this matter. However, based on the information available to date, we do not believe that this matter will have a material adverse effect on our financial condition, results of operations or cash flows.

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

Item 1A. Risk Factors.

Investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Fiscal 2015 Form 10-K. Other than the new risk factor below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2015 Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial condition and cash flows.

Sustained weakness or volatility in oil or natural gas prices, or negative expectations about future prices or volatility, could adversely affect demand for our managed satellite and terrestrial communications solutions or other products, which could adversely affect our business, financial condition, results of operations and cash flows.

Prices in oil and natural gas markets may be influenced by numerous factors, including general economic conditions, industry inventory levels, production quotas or other actions imposed by the Organization of Petroleum Exporting Countries (“OPEC”), weather-related disruptions, competing fuel prices and geopolitical risks. Sustained weakness or volatility in oil or natural gas prices, or negative expectations about future prices or volatility, could adversely affect our customers in energy and related industries, which could adversely affect demand for our managed satellite and terrestrial communications solutions. Such weakness or volatility also could adversely affect demand for our tactical communications or other products from customers in the Middle East or other oil or natural gas-producing countries. Any decrease in demand for our managed satellite and terrestrial communications solutions or other products could adversely affect our business, financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the second quarter of fiscal 2016, we did not repurchase any shares of our common stock under our repurchase program. During the second quarter of fiscal 2015, we repurchased 704,097 shares of our common stock under our repurchase program at an average price per share of $70.99, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.

The following table sets forth information with respect to repurchases by us of our common stock during the second quarter of fiscal 2016:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(October 3, 2015-October 30, 2015)
Repurchase Programs (1)	—	—	—	$683,544,295
Employee Transactions (2)	2,094	$77.52	—	—
Month No. 2
(October 31, 2015-November 27, 2015)
Repurchase Programs (1)	—	—	—	$683,544,295
Employee Transactions (2)	14,221	$79.82	—	—
Month No. 3
(November 28, 2015-January 1, 2016)
Repurchase Programs (1)	—	—	—	$683,544,295
Employee Transactions (2)	8,172	$83.06	—	—

Total	24,487	$80.70	—	$683,544,295

*	Periods represent our fiscal months.
(1)	On August 26, 2013, we announced that on August 23, 2013, our Board of Directors approved a new share repurchase program (our “2013 Repurchase Program”) authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. As of January 1, 2016, $683,544,295 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our 2013 Repurchase Program, which does not have a stated expiration date. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.
(2)	Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance share units, restricted stock units or restricted shares that vested during the quarter or (b) performance share units, restricted stock units or restricted shares returned to us upon retirement or employment termination of employees. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Equity Securities

During the second quarter of fiscal 2016, we did not issue or sell any unregistered equity securities.

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

(4)	Second Supplemental Indenture, dated as of December 31, 2015, between Harris Corporation and MUFG Union Bank, N.A.

(10)	*(a) Harris Corporation 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2015. (Commission File Number 1-3863)

*(b) Harris Corporation Annual Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2015. (Commission File Number 1-3863)

*(c) Harris Corporation 2015 Equity Incentive Plan Performance Unit Award Agreement Terms and Conditions (as of October 23, 2015).

*(d) Harris Corporation 2015 Equity Incentive Plan Restricted Share Award Agreement Terms and Conditions (as of October 23, 2015).

*(e) Harris Corporation 2015 Equity Incentive Plan Restricted Unit Award Agreement Terms and Conditions (as of October 23, 2015).

*(f) Harris Corporation 2015 Equity Incentive Plan Stock Option Award Agreement Terms and Conditions (as of October 23, 2015).

*(g) Harris Corporation 2015 Equity Incentive Plan Non-Employee Director Restricted Unit Award Agreement Terms and Conditions (As of December 4, 2015).

*(h) Amendment Number Two to the Harris Corporation 2005 Directors’ Deferred Compensation Plan (As Amended and Restated Effective January 1, 2009), dated December 4, 2015.

*(i) Summary of Annual Compensation of Non-Employee Directors (Last Modified December 4, 2015).

*(j) Amendment Number One to the Harris Corporation Retirement Plan (Amended and Restated Effective October 1, 2015), dated December 9, 2015.

*(k) Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2016).

(12)	Computation of Ratio of Earnings to Fixed Charges.

(15)	Letter Regarding Unaudited Interim Financial Information.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(101.INS)	XBRL Instance Document.

(101.SCH)	XBRL Taxonomy Extension Schema Document.

(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.

(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.

(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.

(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION
(Registrant)

Date: February 3, 2016	By:	/s/ Miguel A. Lopez
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

(4)	Second Supplemental Indenture, dated as of December 31, 2015, between Harris Corporation and MUFG Union Bank, N.A.

(10)

*(a) Harris Corporation 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2015. (Commission File Number 1-3863)

*(b) Harris Corporation Annual Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2015. (Commission File Number 1-3863)

*(c) Harris Corporation 2015 Equity Incentive Plan Performance Unit Award Agreement Terms and Conditions (as of October 23, 2015).

*(d) Harris Corporation 2015 Equity Incentive Plan Restricted Share Award Agreement Terms and Conditions (as of October 23, 2015).

*(e) Harris Corporation 2015 Equity Incentive Plan Restricted Unit Award Agreement Terms and Conditions (as of October 23, 2015).

*(f) Harris Corporation 2015 Equity Incentive Plan Stock Option Award Agreement Terms and Conditions (as of October 23, 2015).

*(g) Harris Corporation 2015 Equity Incentive Plan Non-Employee Director Restricted Unit Award Agreement Terms and Conditions (As of December 4, 2015).

*(h) Amendment Number Two to the Harris Corporation 2005 Directors’ Deferred Compensation Plan (As Amended and Restated Effective January 1, 2009), dated December 4, 2015.

*(i) Summary of Annual Compensation of Non-Employee Directors (Last Modified December 4, 2015).

*(j) Amendment Number One to the Harris Corporation Retirement Plan (Amended and Restated Effective October 1, 2015), dated December 9, 2015.

*(k) Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2016).

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