Form 10-Q
period 2016-04-01
HARRIS CORP /DE/
filed 2016-05-04
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s common stock as of April 29, 2016 was 124,725,874 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended April 1, 2016

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
	(In millions, except per share amounts)
Revenue from product sales and services	$1,909	$1,187	$5,563	$3,548

Cost of product sales and services	(1,312)	(754)	(3,813)	(2,324)
Engineering, selling and administrative expenses	(309)	(220)	(877)	(603)
Impairment of goodwill and other assets	—	—	(367)	—
Non-operating loss	(1)	—	—	—
Interest income	—	—	1	2
Interest expense	(46)	(34)	(139)	(79)

Income from continuing operations before income taxes	241	179	368	544
Income taxes	(71)	(53)	(185)	(154)
Income from continuing operations	170	126	183	390
Discontinued operations, net of income taxes	(2)	—	(19)	—
Net income	$168	$126	$164	$390

Net income per common share
Basic
Continuing operations	$1.37	$1.21	$1.47	$3.73
Discontinued operations	(0.02)	—	(0.15)	—
	$1.35	$1.21	$1.32	$3.73
Diluted
Continuing operations	$1.36	$1.20	$1.46	$3.69
Discontinued operations	(0.02)	—	(0.15)	—
	$1.34	$1.20	$1.31	$3.69

Cash dividends paid per common share	$0.50	$0.47	$1.50	$1.41

Basic weighted average common shares outstanding	124.0	103.7	123.7	104.1
Diluted weighted average common shares outstanding	125.1	104.8	124.8	105.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
	(In millions)
Net income	$168	$126	$164	$390
Other comprehensive loss:
Foreign currency translation loss, net of income taxes	(5)	(37)	(52)	(111)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	—	(24)	1	(25)
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	1	—	(3)	12
Other comprehensive loss, net of income taxes	(4)	(61)	(54)	(124)
Total comprehensive income	$164	$65	$110	$266
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	April 1, 2016	July 3, 2015
	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$302	$481
Receivables	1,054	1,168
Inventories	992	1,015
Income taxes receivable	144	87
Deferred compensation plan investments	14	267
Other current assets	139	165
Assets of disposal group held for sale	221	—
Total current assets	2,866	3,183
Non-current Assets
Property, plant and equipment	1,007	1,165
Goodwill	5,940	6,348
Other intangible assets	1,576	1,775
Non-current deferred income taxes	362	502
Other non-current assets	149	154
Total non-current assets	9,034	9,944
	$11,900	$13,127

Liabilities and Equity
Current Liabilities
Short-term debt	$91	$33
Accounts payable	529	581
Compensation and benefits	187	255
Other accrued items	387	490
Advance payments and unearned income	328	433
Income taxes payable	14	57
Deferred compensation plan liabilities	7	267
Current portion of long-term debt	383	130
Liabilities of discontinued operations	30	28
Liabilities of disposal group held for sale	56	—
Total current liabilities	2,012	2,274
Non-current Liabilities
Defined benefit plans	1,716	1,943
Long-term debt	4,319	5,053
Non-current deferred income taxes	8	12
Other long-term liabilities	478	443
Total non-current liabilities	6,521	7,451
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 124,481,216 shares at April 1, 2016 and 123,675,756 shares at July 3, 2015	124	124
Other capital	2,080	2,031
Retained earnings	1,232	1,258
Accumulated other comprehensive loss	(70)	(16)
Total shareholders’ equity	3,366	3,397
Noncontrolling interests	1	5
Total equity	3,367	3,402
	$11,900	$13,127
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
	April 1, 2016	April 3, 2015
	(In millions)
Operating Activities
Net income	$164	$390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	163	164
Amortization of intangible assets from Exelis Inc. acquisition	99	—
Share-based compensation	29	26
Pension contributions	(134)	—
Pension income	(17)	—
Net liability reduction for certain post-employment benefit plans	(101)	—
Impairment of goodwill and other assets	367	—
Adjustment to loss on sales of businesses, net	20	—
(Increase) decrease in:
Accounts receivable	102	(87)
Inventories	(22)	(17)
Increase (decrease) in:
Accounts payable and accrued expenses	(175)	(111)
Advance payments and unearned income	(87)	(25)
Income taxes	70	46
Other	29	9
Net cash provided by operating activities	507	395

Investing Activities
Cash paid for fixed income securities	(19)	—
Additions of property, plant and equipment	(84)	(102)
Proceeds from sale of property, plant and equipment	2	—
Proceeds from sale of Cyber Integration Center	—	7
Adjustment to proceeds from sales of businesses, net	(11)	—
Net cash used in investing activities	(112)	(95)
Financing Activities
Proceeds from borrowings	118	14
Repayments of borrowings	(510)	(46)
Proceeds from exercises of employee stock options	36	34
Repurchases of common stock	—	(150)
Cash dividends	(189)	(149)
Other financing activities	(15)	(39)
Net cash used in financing activities	(560)	(336)
Effect of exchange rate changes on cash and cash equivalents	(14)	(37)

Net decrease in cash and cash equivalents	(179)	(73)
Cash and cash equivalents, beginning of year	481	561
Cash and cash equivalents, end of quarter	$302	$488
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented therein. The results for the third quarter and first three quarters of fiscal 2016 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at July 3, 2015 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 3, 2015 (our “Fiscal 2015 Form 10-K”).
As further discussed in Note B — Discontinued Operations and Divestitures in these Notes, we recorded a loss in discontinued operations in the second quarter of fiscal 2016 based on a final determination rendered in a dispute over the amount of the post-closing working capital adjustment to the purchase price for our former broadcast communications operation (“Broadcast Communications”), which we sold on February 4, 2013. We did not restate our historical financial results of operations to account for Broadcast Communications as discontinued operations for the periods prior to the second quarter of fiscal 2016 presented in this Report because the amounts were not material. Unless otherwise specified, disclosures in these Notes relate solely to our continuing operations.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the accompanying condensed consolidated financial statements and these Notes. These estimates and assumptions are based on experience and other information available prior to issuance of the accompanying condensed consolidated financial statements and these Notes. Materially different results can occur as circumstances change and additional information becomes known.
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

•
In the accompanying Condensed Consolidated Balance Sheet (Unaudited), we reclassified $341 million of current deferred income tax assets from the “Current deferred income taxes” line item in the assets section and $7 million of current deferred income tax liabilities from the "Current deferred income taxes" line item in the liabilities and equity section, which resulted in an increase of $339 million to the “Non-current deferred income taxes” line item in the assets section and a net increase of $5 million to the "Non-current deferred income taxes" line item in the liabilities and equity section.

•
In the accompanying Condensed Consolidated Statement of Cash Flows (Unaudited), we reclassified $20 million from the “Non-current deferred income taxes” line item to the “Income taxes” line item in the operating activities section.

Other than those reclassifications, the adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective
In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under GAAP and International Financial Reporting Standards and supersedes some cost guidance for construction-type and production-type contracts. The guidance in this standard is principles-based, and consequently, entities will be required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. The guidance in this standard is applicable to all contracts with customers, regardless of industry-specific or transaction-specific fact patterns. Additionally, this standard provides guidance for transactions that were not previously addressed comprehensively (e.g., service revenue, contract modifications and licenses of intellectual property) and modifies guidance for multiple-element arrangements. The core principle of this standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To help financial statement users better understand the nature, amount, timing and potential uncertainty of the revenue that is recognized, this standard requires significantly more interim and annual disclosures. This standard allows for either “full retrospective” adoption (application to all periods presented) or “modified retrospective” adoption (application to only the most current period presented in the financial statements, as well as certain additional required footnote disclosures). In August 2015, the FASB issued an accounting standards update that defers the effective date of this standard by one year, while permitting entities to elect to adopt one year earlier on the original effective date. As a result, this standard is now effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which for us is our fiscal 2019. In March 2016 and April 2016, the FASB issued two accounting standards updates that clarify its new revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations as well as principal versus agent guidance. We are currently evaluating the impact the new revenue recognition standard will have on our financial position, results of operations and cash flows.
In February 2016, the FASB issued a new lease standard that supersedes existing lease guidance under GAAP. This standard requires lessees to record most leases on their balance sheets but recognize expenses on their income statements in a manner similar to existing lease guidance under GAAP. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with the option to use certain relief. Full retrospective application is prohibited. This standard is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018, which for us is our fiscal 2020. We are currently evaluating the impact this standard will have on our financial position, results of operations and cash flows.
In March 2016, the FASB issued an accounting standards update making final targeted amendments to the accounting for employee share-based payments. These amendments will require entities to recognize the income tax effects of awards when the awards vest or are settled, will change an employer's accounting for an employee's use of shares to satisfy the employer's statutory income tax withholding obligation and will require entities to elect whether to account for forfeitures of share-based payments by either recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited as is currently required. The required method of adoption varies by amendment. This accounting standards update is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, which for us is our fiscal 2018. Early adoption is permitted in any annual or interim period, but all of the guidance is required to be adopted in the same period and any adjustments must be reflected as of the beginning of the fiscal year. We are currently evaluating the impact this accounting standards update will have on our financial position, results of operations and cash flows.

Note B — Discontinued Operations and Divestitures
In the third quarter of fiscal 2016, we entered into a definitive agreement for the divestiture of our composite aerostructures business ("Aerostructures"), which is part of our Electronic Systems segment, for $187 million in cash at closing and the assumption of a $23 million capitalized lease, and determined the business met the held for sale criteria under GAAP. Aerostructures had income before income taxes of $3 million and $4 million for the quarter and three quarters ended April 1, 2016, respectively, and is not strategic to our business. We acquired Aerostructures as part of our acquisition of Exelis Inc. and its subsidiaries (collectively, "Exelis") in May 2015. We completed the divestiture on April 8, 2016, during the fourth quarter of fiscal 2016.
Summarized balance sheet information for Aerostructures is as follows:

April 1, 2016
(In millions)
Receivables	$12
Inventories	35
Other current assets	1
Total current assets	48
Property, plant and equipment	84
Goodwill	61
Other intangible assets	24
Other non-current assets	4
Total non-current assets	173
Assets of disposal group held for sale	$221

Current liabilities	$12
Non-current liabilities	44
Liabilities of disposal group held for sale	$56

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
Based on a dispute between us and the Buyer over the amount of the post-closing working capital adjustment, we and the Buyer previously appointed a nationally recognized accounting firm to render a final determination of such dispute. On January 29, 2016, the accounting firm rendered its final determination as to the disputed items, in which it concluded substantially in our favor and partly in the Buyer’s favor. As a result of such determination, we recorded a loss in discontinued operations in the second quarter of fiscal 2016 of $21 million ($17 million after-tax or $0.14 per diluted share) and adjusted current liabilities of discontinued operations to $43 million. In the third quarter of fiscal 2016, discontinued operations consisted of a $2 million ($2 million after-tax) increase in the loss on discontinued operations due to third-party costs related to the dispute. We did not restate our historical financial results of operations to account for Broadcast Communications as discontinued operations for the periods prior to the second quarter of fiscal 2016 presented in this Report because the amounts were not material. Unless otherwise specified, the information set forth in these Notes, other than this Note B — Discontinued Operations and Divestitures, relates solely to our continuing operations.

Note C — Stock Options and Other Share-Based Compensation
During the three quarters ended April 1, 2016, we had options or other share-based compensation outstanding under two shareholder-approved stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan. We have granted the following types of share-based awards under these SIPs: stock options, restricted stock awards, restricted stock unit awards, performance share awards, performance share unit awards and awards of immediately vested shares of our common stock. We believe that such awards more closely align the interests of participants with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $10 million and $29 million for the quarter and three quarters ended April 1, 2016, respectively. The compensation cost related to our share-based awards that was charged against income was $9 million and $26 million for the quarter and three quarters ended April 3, 2015, respectively.
Grants to participants under our SIPs during the third quarter ended April 1, 2016 consisted of 14,000 restricted stock awards. Grants to participants under our SIPs during the three quarters ended April 1, 2016 consisted of 1,658,000 stock options, 114,270 restricted stock awards and 292,665 performance share unit awards. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model, which used the following assumptions: expected dividend yield of 2.50 percent; expected volatility of 23.01 percent; risk-free interest rates averaging 1.52 percent; and expected term in years of 5.05. The fair value as of the grant date of each restricted stock award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance share unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting.
Note D — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized below:

	April 1, 2016 (1)	July 3, 2015 (1)
	(In millions)
Foreign currency translation, net of income taxes of $29 million and $15 million at April 1, 2016 and July 3, 2015, respectively	$(114)	$(62)
Net unrealized loss on hedging derivatives, net of income taxes of $11 million and $12 million at April 1, 2016 and July 3, 2015, respectively	(18)	(19)
Unrecognized postretirement obligations, net of income taxes of $41 million and $42 million at April 1, 2016 and July 3, 2015, respectively	62	65
	$(70)	$(16)

(1)	Reclassifications out of accumulated other comprehensive loss to earnings were not material for the three quarters ended April 1, 2016 or April 3, 2015.
Note E — Receivables
Receivables are summarized below:

	April 1, 2016	July 3, 2015
	(In millions)
Accounts receivable	$732	$837
Unbilled costs and accrued earnings on cost-plus contracts	331	343
	1,063	1,180
Less allowances for collection losses	(9)	(12)
	$1,054	$1,168

Note F — Inventories
Inventories are summarized below:

	April 1, 2016	July 3, 2015
	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$524	$463
Finished products	119	100
Work in process	154	256
Raw materials and supplies	195	196
	$992	$1,015
Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $65 million at April 1, 2016 and $85 million at July 3, 2015.
Note G — Property, Plant and Equipment
Property, plant and equipment are summarized below:

	April 1, 2016	July 3, 2015
	(In millions)
Land	$45	$45
Software capitalized for internal use	138	155
Buildings	608	587
Machinery and equipment	1,336	1,526
	2,127	2,313
Less accumulated depreciation and amortization	(1,120)	(1,148)
	$1,007	$1,165
Depreciation and amortization expense related to property, plant and equipment was $42 million and $141 million for the quarter and three quarters ended April 1, 2016, respectively. Depreciation and amortization expense related to property, plant and equipment was $36 million and $109 million for the quarter and three quarters ended April 3, 2015, respectively.
Note H — Goodwill
As discussed in Note R — Business Segments, we adjusted our segment reporting in the first quarter of fiscal 2016 to reflect our new organizational structure that was effective at the beginning of fiscal 2016, which resulted in changes to our operating segments, which are also our reportable segments and are referred to as our business segments. In accordance with GAAP, we have reassigned goodwill using a relative fair value approach. Because our accounting for our acquisition of Exelis in the fourth quarter of fiscal 2015 is still preliminary, we assigned the goodwill acquired as a result of the acquisition on a provisional basis. Immediately before and after our goodwill assignments, we completed an assessment of any potential goodwill impairment under our former and new segment reporting structure and determined that no impairment existed.
In addition, we test our goodwill for impairment annually, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be an impairment. See Note N — Impairment of Goodwill and Other Assets in these Notes for information regarding a non-cash charge for impairment of goodwill and other assets related to Harris CapRock Communications recorded in the second quarter of fiscal 2016 in our Critical Networks segment.

The assignment of goodwill by business segment, and changes in the carrying amount of goodwill for the three quarters ended April 1, 2016 by business segment, were as follows:

	Communication Systems	Space and Intelligence Systems	Electronic Systems	Critical Networks	Total
	(In millions)
Balance at July 3, 2015	$760	$1,446	$1,718	$2,424	$6,348
Impairment of goodwill	—	—	—	(290)	(290)
Decrease from reclassification to held for sale asset (1)	—	—	(61)	—	(61)
Currency translation adjustments	—	(7)	(2)	(39)	(48)
Other (including true-ups of previously estimated purchase price allocations) (2)	17	(12)	26	(40)	(9)
Balance at April 1, 2016	$777	$1,427	$1,681	$2,055	$5,940

(1)
During the third quarter of fiscal 2016, we determined Aerostructures met the held for sale criteria and reclassified Aerostructures' assets to current assets in accordance with GAAP. We included Aerostructures' assets in the "Assets of disposal group held for sale" line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of April 1, 2016. See Note B — Discontinued Operations and Divestitures and Note T — Subsequent Events in these Notes for additional information.

(2)
Our accounting for the Exelis acquisition is still preliminary. The fair value estimates for the assets acquired and liabilities assumed were based on preliminary calculations, and our estimates and assumptions are subject to change as we obtain additional information for our estimates during the measurement period (up to one year from the acquisition date). The primary areas of these preliminary estimates that are not yet finalized relate to certain tangible assets, liabilities acquired (including environmental reserves), and tax-related items. During the three quarters ended April 1, 2016, we recorded several purchase price adjustments which impacted goodwill, the largest of which reduced current liabilities by $82 million related to previously unrecognized tax benefits and to deferred revenue based on the fair value of a customer contract.

Note I — Accrued Warranties
Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited), during the three quarters ended April 1, 2016 were as follows:

(In millions)
Balance at July 3, 2015	$36
Warranty provision for sales	15
Settlements	(14)
Other adjustments to warranty liability, including those for foreign currency translation	(2)
Balance at April 1, 2016	$35

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties was $28 million at April 1, 2016 and $36 million at July 3, 2015 and is included as a component of the “Advance payments and unearned income” and “Other long-term liabilities” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

Note J — Long-Term Debt
As disclosed in Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K, in connection with our acquisition of Exelis, Harris Corporation fully and unconditionally guaranteed all of the long-term fixed-rate debt securities issued by Exelis Inc. outstanding at the time of the acquisition, consisting of $250 million in aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 million in aggregate principal amount of 5.55% senior notes due October 1, 2021 (together, the “Exelis Notes”), as indicated in the table in Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K. In addition, Exelis Inc. fully and unconditionally guaranteed all of the long-term fixed-rate debt securities issued by Harris Corporation outstanding at the time of the acquisition, consisting of the nine other series of fixed-rate debt securities listed in the “2015” column in the table in Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K, in an aggregate principal amount of $3.226 billion. On December 31, 2015, Exelis Inc. merged with and into Harris Corporation, with Harris Corporation being the surviving corporation in the merger, the separate existence of Exelis Inc. ceased, Harris Corporation assumed the obligations of Exelis Inc. under the Exelis Notes, and the cross guarantees of our outstanding long-term fixed-rate debt securities as described above terminated.
Note K — Postretirement Benefit Plans
The following table provides the components of our net periodic benefit cost (income) for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended April 1, 2016			Three Quarters Ended April 1, 2016
	Pension	Other Benefits	Total	Pension	Other Benefits	Total
	(In millions)
Net periodic benefit cost (income)
Service cost	$18	$1	$19	$56	$4	$60
Interest cost	63	3	66	186	10	196
Expected return on plan assets	(87)	(4)	(91)	(258)	(13)	(271)
Amortization of net actuarial loss	—	—	—	—	2	2
Amortization of prior service cost	—	—	—	—	(7)	(7)
Net periodic benefit income	$(6)	$—	$(6)	$(16)	$(4)	$(20)
Effect of curtailments or settlements (1)	—	—	—	—	(121)	(121)
Total net periodic benefit income	$(6)	$—	$(6)	$(16)	$(125)	$(141)

(1)
We discontinued certain significantly underfunded post-employment benefit plans effective December 31, 2015. Under GAAP, this resulted in a negative plan amendment and curtailment during the quarter ended January 1, 2016, a settlement as of December 31, 2015, and a net liability reduction of $101 million.

We contributed $134 million to our qualified defined benefit pension plans during the three quarters ended April 1, 2016. We currently anticipate making additional contributions to our qualified defined benefit pension plans of approximately $40 million during the remainder of fiscal 2016.

Note L — Income From Continuing Operations Per Common Share
The computations of income from continuing operations per common share are as follows:

	Quarter Ended		Three Quarters Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
	(In millions, except per share amounts)
Income from continuing operations	$170	$126	$183	$390
Adjustments for participating securities outstanding	—	(1)	(1)	(2)
Income from continuing operations used in per basic and diluted common share calculations (A)	$170	$125	$182	$388

Basic weighted average common shares outstanding (B)	124.0	103.7	123.7	104.1
Impact of dilutive share-based awards	1.1	1.1	1.1	1.1
Diluted weighted average common shares outstanding (C)	125.1	104.8	124.8	105.2
Income from continuing operations per basic common share (A)/(B)	$1.37	$1.21	$1.47	$3.73
Income from continuing operations per diluted common share (A)/(C)	$1.36	$1.20	$1.46	$3.69
Potential dilutive common shares primarily consist of employee stock options and performance share unit awards. Employee stock options to purchase approximately 1,618,558 and 765,438 shares of our common stock were outstanding at April 1, 2016 and April 3, 2015, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive.
Note M — Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 29.5 percent in the third quarter of fiscal 2016 compared with 29.6 percent in the third quarter of fiscal 2015.
In the third quarter of fiscal 2016, our effective tax rate benefited from the favorable impact of:

•
Amounts recorded in respect of our expected near-term recognition of a tax loss for the divestiture of Aerostructures, net of valuation allowance, following our classification of Aerostructures as held for sale as of the end of the third quarter of fiscal 2016;

•	Additional deductions and additional research credits claimed on our fiscal 2015 tax return compared with our recorded estimates at the end of fiscal 2015; and

•	State tax reductions resulting from our integration of Exelis operations.
This favorable impact was partially offset by the non-deductibility for tax purposes of additional portions of the impairment charge recorded in the second quarter of fiscal 2016 described in Note N — Impairment of Goodwill and Other Assets in these Notes, as that charge was finalized during the third quarter of fiscal 2016.
In the third quarter of fiscal 2015, our effective tax rate benefited from additional deductions (primarily related to manufacturing) and additional research credits claimed on our fiscal 2014 tax return compared with our recorded estimates at the end of fiscal 2014, as well as from finalizing issues with tax authorities.
Our effective tax rate was 50.3 percent in the first three quarters of fiscal 2016 compared with 28.3 percent in the first three quarters of fiscal 2015.
In the first three quarters of fiscal 2016, our effective tax rate was negatively impacted by the non-deductibility for tax purposes of portions of the impairment charge recorded in the second quarter of fiscal 2016 described in Note N — Impairment of Goodwill and Other Assets in these Notes. This negative impact was partially offset by the favorable impact of:

•	The discrete items noted above favorably impacting the third quarter of fiscal 2016;

•
The effect of legislation enacted in the second quarter of fiscal 2016 that restored the U.S. Federal income tax credit for qualifying research and development (“R&D”) expenses for calendar year 2015 and made the credit permanent for the periods following December 31, 2015;

•	The settlement of a state tax issue for an amount lower than the previously recorded estimate; and

•	Several differences between GAAP and tax accounting for investments.

In the first three quarters of fiscal 2015, our effective tax rate benefited from:

•	The discrete items noted above favorably impacting the third quarter of fiscal 2015;

•	The effect of legislation enacted in the second quarter of fiscal 2015 that restored the U.S. Federal income tax credit for qualifying R&D expenses for calendar year 2014;

•	Finalizing issues with Canadian and U.S. tax authorities for amounts lower than previously recorded estimates; and

•	The recognition of foreign tax credits resulting from a dividend paid by a foreign subsidiary during fiscal 2013 that exceeded the U.S. tax liability in respect of the dividend.

See Note B — Discontinued Operations and Divestitures and Note T — Subsequent Events in these Notes for additional information.
Note N — Impairment of Goodwill and Other Assets
We test our goodwill and other indefinite-lived intangible assets for impairment annually, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. Indications of potential impairment of goodwill related to Harris CapRock Communications (which is part of our Critical Networks segment) were present at the end of the quarter ended January 1, 2016 due to the downturn in the energy market and its impact on customer operations, which also resulted in a decrease in the fiscal 2016 outlook for Harris CapRock Communications. Consequently, in connection with the preparation of our financial statements for the quarter ended January 1, 2016, we performed an interim test of Harris CapRock Communications’ goodwill for impairment as of the end of the quarter ended January 1, 2016.
To test for potential impairment of goodwill related to Harris CapRock Communications, we prepared an estimate of the fair value of the reporting unit based on projected discounted cash flows. The current carrying value of the Harris CapRock Communications reporting unit exceeded its estimated fair value, and accordingly, we allocated the estimated fair value to the assets and liabilities of the Harris CapRock Communications reporting unit to estimate the implied fair value of goodwill.
In conjunction with the above-described impairment test, we also conducted a test for impairment of other assets related to Harris CapRock Communications, including amortizable intangible assets and fixed assets, and impairment of these assets was considered prior to the conclusion of the goodwill impairment test. The estimated fair value of these other assets related to Harris CapRock Communications was determined based, in part, on an analysis of projected cash flows.
As a result of these impairment tests, we concluded that goodwill and other assets related to Harris CapRock Communications were impaired as of January 1, 2016, and we recorded an estimated non-cash impairment charge of $367 million, of which $290 million related to goodwill, in the quarter ended January 1, 2016. Due to the length of time necessary to measure the impairment of goodwill and other assets, our impairment analysis as of January 1, 2016 was preliminary. During the quarter ended April 1, 2016, we completed our impairment analysis which indicated that no adjustment was necessary to the impairment charge recorded during the quarter ended January 1, 2016. Most of the $367 million impairment charge is not deductible for tax purposes. See Note M — Income Taxes in these Notes for the tax impact related to this impairment charge. The impairment does not cause us to be in noncompliance with the covenants under our credit arrangements, and we do not expect the impairment to impact our ongoing financial performance, although no assurances can be given.
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

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of April 1, 2016:

	Level 1	Level 2	Level 3	Total
	(In millions)
Assets
Deferred compensation plan investments: (1)
Corporate-owned life insurance	$—	$17	$—	$17
Stock fund	56	—	—	56
Equity security	36	—	—	36
Fixed income securities (2)	19	—	—	19
Liabilities
Deferred compensation plans (3)	42	71	—	113

(1)
Represents investments held in a “Rabbi Trust” associated with our non-qualified deferred compensation plans, which we include in the “Deferred compensation plan investments” and “Other non-current assets” line items in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(2)	Represents an investment in sovereign bonds, which we include in the "Other current assets" line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited).

(3)
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

We had certain assets measured and recorded at fair value on a nonrecurring basis using level 3 inputs during the three quarters ended April 1, 2016. Goodwill and other assets held and used related to Harris CapRock Communications with a carrying amount of $714 million were written down to their fair value of $347 million, resulting in a $367 million non-cash impairment charge, which was included in income (loss) from continuing operations for the quarter and two quarters ended January 1, 2016. See Note N — Impairment of Goodwill and Other Assets in these Notes for additional information.
The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	April 1, 2016		July 3, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial Liabilities
Long-term debt (including current portion) (1)	$4,702	$4,940	$5,183	$5,230

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
At April 1, 2016, we had open foreign currency forward contracts with an aggregate notional amount of $72 million, of which $68 million were classified as fair value hedges and $4 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with an aggregate notional amount of $74 million at July 3, 2015, of which $73 million were classified as fair value hedges and $1 million were classified as cash flow hedges. At April 1, 2016, contract expiration dates ranged from less than 1 month to 23 months with a weighted average contract life of 1 month.

Exchange-Rate Risk — Balance Sheet Hedges
To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings in the “Cost of product sales and services” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). As of April 1, 2016, we had outstanding foreign currency forward contracts denominated in the British Pound, Australian Dollar, Singapore Dollar, Norwegian Krone, Brazilian Real, Mexican Peso and Canadian Dollar to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the quarter and three quarters ended April 1, 2016 or in the quarter and three quarters ended April 3, 2015. In addition, no amounts were recognized in earnings in the quarter and three quarters ended April 1, 2016 or in the quarter and three quarters ended April 3, 2015 related to hedged firm commitments that no longer qualify as fair value hedges.
Exchange-Rate Risk — Cash Flow Hedges
To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are being used to hedge currency exposures from cash flows anticipated across our business segments. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of April 1, 2016, we had outstanding foreign currency forward contracts denominated in the British Pound and Australian Dollar to hedge certain forecasted transactions.
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
The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive loss, including gains or losses related to hedge ineffectiveness, were not material in the quarter and three quarters ended April 1, 2016 or in the quarter and three quarters ended April 3, 2015. We do not expect the net gains or losses included in the “Accumulated other comprehensive loss” line item in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of April 1, 2016 that will be reclassified to earnings within the next 12 months to be material.
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
The amount of assets and liabilities related to foreign currency forward contracts in the accompanying Condensed Consolidated Balance Sheet (Unaudited) as of April 1, 2016 was not material.
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

Development and production contracts are combined when specific aggregation criteria are met. Criteria generally include closely interrelated activities performed for a single customer within the same economic environment. Development and production contracts are generally not segmented. If development and production contracts are segmented, we have determined that they meet specific segmenting criteria. Change orders, claims or other items that may change the scope of a development and production contract are included in contract value only when the value can be reliably estimated and realization is probable. Possible incentives or penalties and award fees applicable to performance on development and production contracts are considered in estimating contract value and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase earnings based solely on a single significant event are generally not recognized until the event occurs. Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard estimate at completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimated total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimated total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimated total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income by $11 million ($0.05 per diluted share) and $52 million ($0.25 per diluted share) in the quarter and three quarters ended April 1, 2016, respectively, and by $11 million ($0.07 per diluted share) and $49 million ($0.33 per diluted share) in the quarter and three quarters ended April 3, 2015, respectively.
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

•
Electronic Systems, offering an extensive portfolio of solutions in electronic warfare, avionics, wireless technology, command, control, communications, computers and intelligence (“C4I”), undersea systems and aerostructures (this business was classified as held for sale as of the end of the third quarter of fiscal 2016); and

•
Critical Networks, providing managed services supporting air traffic management, energy and maritime communications, and ground network operation and sustainment, as well as high-value information technology (“IT”) and engineering services.

The historical results, discussion and presentation of our business segments as set forth in this Report reflect the impact of these adjustments for all periods presented. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from these adjustments.
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
Total assets by business segment are summarized below:

	April 1, 2016	July 3, 2015
	(In millions)
Total Assets
Communication Systems	$1,757	$1,906
Space and Intelligence Systems	2,114	2,096
Electronic Systems	2,549	2,513
Critical Networks	2,972	3,492
Corporate (1)	2,508	3,120
	$11,900	$13,127

(1)
Identifiable intangible assets acquired in connection with acquisition of Exelis in the fourth quarter of fiscal 2015 were recorded as Corporate assets because they benefit the entire Company as opposed to any individual segments. Exelis identifiable intangible asset balances recorded as Corporate assets were $1.5 billion and $1.6 billion as of April 1, 2016 and July 3, 2015, respectively.

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:

	Quarter Ended		Three Quarters Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
	(In millions)
Revenue
Communication Systems	$485	$458	$1,428	$1,282
Space and Intelligence Systems	489	228	1,370	702
Electronic Systems	393	126	1,149	363
Critical Networks	551	379	1,658	1,209
Corporate eliminations	(9)	(4)	(42)	(8)
	$1,909	$1,187	$5,563	$3,548
Income From Continuing Operations Before Income Taxes
Segment Operating Income (Loss):
Communication Systems (1)	$154	$153	$413	$395
Space and Intelligence Systems	76	36	211	107
Electronic Systems	75	26	207	72
Critical Networks (2)	59	29	(186)	121
Unallocated corporate expense (3)	(75)	(29)	(136)	(67)
Corporate eliminations	(1)	(2)	(3)	(7)
Non-operating loss	(1)	—	—	—
Net interest expense	(46)	(34)	(138)	(77)
	$241	$179	$368	$544

(1)
Communication Systems operating income in the three quarters ended April 1, 2016 included $17 million of charges recorded in the quarter ended January 1, 2016, primarily related to workforce reductions, facility consolidation and other items. We recorded $14 million of these charges in the “Cost of product sales and services” line item and the remaining $3 million of these charges in the “Engineering, selling and administrative expenses” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited).

(2)
Critical Networks operating loss in the three quarters ended April 1, 2016 was primarily due to a $367 million non-cash impairment charge recorded in the quarter ended January 1, 2016 to write down goodwill and other assets related to Harris CapRock Communications. We recorded this charge in the “Impairment of goodwill and other assets” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited). Additionally, operating loss in the three quarters ended April 1, 2016 included $12 million of charges in the quarter ended January 1, 2016, primarily related to workforce reductions and facility consolidation. We recorded these charges in the “Engineering, selling and administrative expenses” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited).

(3)
Unallocated corporate expense included: (i) the impact of a net liability reduction of $101 million in the three quarters ended April 1, 2016 for certain post-employment benefit plans, (ii) charges of $23 million and $92 million in the quarter and three quarters ended April 1, 2016, respectively, for integration and other costs associated with our acquisition of Exelis in the fourth quarter of fiscal 2015 (which included charges of $3 million and $8 million in the quarter and three quarters ended April 1, 2016, respectively, for amortization of a step up in inventory), and (iii) $33 million and $99 million of expense in the quarter and three quarters ended April 1, 2016, respectively, for amortization of intangible assets acquired as a result of our acquisition of Exelis. Because the acquisition of Exelis benefited the entire Company as opposed to any individual segments, the amortization of identifiable intangible assets acquired in the Exelis acquisition was recorded as unallocated corporate expense.

Note S — Legal Proceedings and Contingencies
From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At April 1, 2016, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us is not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at April 1, 2016 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
Legal Proceedings
On February 4, 2013, we completed the sale of Broadcast Communications to the Buyer pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment), a $15 million subordinated promissory note (which was collected in fiscal 2014) and an earnout of up to $50 million based on future performance. Based on a dispute between us and the Buyer over the amount of the post-closing working capital adjustment, we and the Buyer previously appointed a nationally recognized accounting firm to render a final determination of such dispute. On January 29, 2016, the accounting firm rendered its final determination as to the disputed items, in which it concluded substantially in our favor and partly in the Buyer’s favor. As further discussed in Note B — Discontinued Operations and Divestitures in these Notes, as a result of such determination we recorded a loss in discontinued operations of $21 million ($17 million after-tax) in the second quarter of fiscal 2016.
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

Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites, including as a result of our acquisition of Exelis. These sites are in various stages of investigation and/or remediation and in some of these proceedings our liability is considered de minimis. We have received notices from the U.S. Environmental Protection Agency (the “EPA”) or equivalent state or international environmental agencies that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, Exelis received notice in June 2014 from the Department of Justice, Environment and Natural Resources Division, that it may be potentially responsible for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, the EPA issued on March 4, 2016, a record of decision selecting a remedy for the lower 8.3 miles stretch of the Lower Passaic River. The EPA’s selected remedy includes dredging the river bank to bank, installing an engineered cap and long-term monitoring. The EPA estimates the cost of the cleanup project will be $1.38 billion. On March 31, 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of their potential liability for the cost of the cleanup project but their respective allocations have not been determined. We have found no evidence that Exelis contributed any of the primary contaminants of concern to the Passaic River. We intend to vigorously defend ourselves in this matter and we believe our ultimate costs will not be material. Although it is not feasible to predict the outcome of these environmental claims, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims in existence at April 1, 2016 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.
Note T — Subsequent Events
As further discussed in Note B - Discontinued Operations and Divestitures in these Notes, we completed the divestiture of Aerostructures on April 8, 2016 for $187 million in cash at closing and the assumption of a $23 million capitalized lease. Aerostructures was classified as held for sale as of the end of the third quarter of fiscal 2016.

REVIEW REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
We have reviewed the unaudited condensed consolidated balance sheet of Harris Corporation as of April 1, 2016, and the related unaudited condensed consolidated statements of income and comprehensive income for the quarter and three quarters ended April 1, 2016 and April 3, 2015, and the unaudited condensed consolidated statements of cash flows for the three quarters ended April 1, 2016 and April 3, 2015. These financial statements are the responsibility of the Company’s management.
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
May 4, 2016

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

•
Electronic Systems, offering an extensive portfolio of solutions in electronic warfare, avionics, wireless technology, C4I, undersea systems and aerostructures (this business was classified as held for sale as of the end of the third quarter of fiscal 2016); and

•
Critical Networks, providing managed services supporting air traffic management, energy and maritime communications, and ground network operation and sustainment, as well as high-value IT and engineering services.

The historical results, discussion and presentation of our business segments as set forth in this Report reflect the impact of these adjustments for all periods presented. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from these adjustments.
Unless otherwise specified, disclosures in this MD&A relate solely to our continuing operations.
RESULTS OF OPERATIONS
Highlights
Our acquisition of Exelis on May 29, 2015 significantly impacted our operating results, as further discussed in the remaining sections of this MD&A. Operations results for the third quarter of fiscal 2016 included:

•	Revenue increased 60.8 percent to $1.909 billion in the third quarter of fiscal 2016 from $1.187 billion in the third quarter of fiscal 2015;

•	Income from continuing operations increased 34.9 percent to $170 million in the third quarter of fiscal 2016 from $126 million in the third quarter of fiscal 2015;

•	Income from continuing operations per diluted share increased 13.3 percent to $1.36 in the third quarter of fiscal 2016 from $1.20 in the third quarter of fiscal 2015;

•
Communication Systems revenue increased 5.9 percent to $485 million and operating income increased 0.7 percent to $154 million in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015;

•
Space and Intelligence Systems revenue increased 114.5 percent to $489 million and operating income increased 111.1 percent to $76 million in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015;

•
Electronic Systems revenue increased 211.9 percent to $393 million and operating income increased 188.5 percent to $75 million in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015;

•
Critical Networks revenue increased 45.4 percent to $551 million and operating income increased 103.4 percent to $59 million in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015; and

•	Net cash provided by operating activities increased 28.4 percent to $507 million in the first three quarters of fiscal 2016 from $395 million in the first three quarters of fiscal 2015.
Consolidated Results of Operations

	Quarter Ended			Three Quarters Ended
	April 1, 2016	April 3, 2015	% Inc/ (Dec)	April 1, 2016	April 3, 2015	% Inc/ (Dec)
	(Dollars in millions, except per share amounts)
Revenue:
Communication Systems	$485	$458	5.9%	$1,428	$1,282	11.4%
Space and Intelligence Systems	489	228	114.5%	1,370	702	95.2%
Electronic Systems	393	126	211.9%	1,149	363	216.5%
Critical Networks	551	379	45.4%	1,658	1,209	37.1%
Corporate eliminations	(9)	(4)	125.0%	(42)	(8)	425.0%
Total revenue	1,909	1,187	60.8%	5,563	3,548	56.8%

Cost of product sales and services	(1,312)	(754)	74.0%	(3,813)	(2,324)	64.1%
Gross margin	597	433	37.9%	1,750	1,224	43.0%
% of total revenue	31.3%	36.5%		31.5%	34.5%
Engineering, selling and administrative expenses	(309)	(220)	40.5%	(877)	(603)	45.4%
% of total revenue	16.2%	18.5%		15.8%	17.0%
Impairment of goodwill and other assets	—	—	*	(367)	—	*
Non-operating loss	(1)	—	*	—	—	*
Net interest expense	(46)	(34)	35.3%	(138)	(77)	79.2%
Income from continuing operations before income taxes	241	179	34.6%	368	544	(32.4)%
Income taxes	(71)	(53)	34.0%	(185)	(154)	20.1%
Effective tax rate	29.5%	29.6%		50.3%	28.3%
Income from continuing operations	$170	$126	34.9%	$183	$390	(53.1)%
% of total revenue	8.9%	10.6%		3.3%	11.0%
Income from continuing operations per diluted common share	$1.36	$1.20	13.3%	$1.46	$3.69	(60.4)%

 * Not meaningful

Revenue
Third Quarter 2016 Compared With Third Quarter 2015: The increase in revenue in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was primarily due to the inclusion in our operating results of revenue from Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015. Revenue in the third quarter of fiscal 2016 also reflected revenue weakness in our Communication Systems segment due to lower tactical radio revenue in the Middle East and lower IT services revenue in our Critical Networks segment.
First Three Quarters 2016 Compared With First Three Quarters 2015: The increase in revenue in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 was primarily due to the same reasons as noted above regarding the third quarters of fiscal 2016 and 2015. Segment revenue in the first three quarters of fiscal 2016 also reflected revenue softness in electronic warfare in our Electronic Systems segment.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Gross Margin
Third Quarter 2016 Compared With Third Quarter 2015: The increase in gross margin in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was primarily due to the inclusion in our operating results of gross margin from Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015. The decrease in gross margin as a percentage of total revenue (“gross margin percentage”) in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was primarily due to a shift in the mix of contract types, toward an increased percentage of lower-margin cost-plus contracts.
First Three Quarters 2016 Compared With First Three Quarters 2015: The increase in gross margin and decrease in gross margin percentage in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 were primarily due to the same reasons as noted above regarding the third quarters of fiscal 2016 and 2015. Additionally, the decrease in gross margin percentage in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 reflects a lower gross margin percentage in Exelis legacy tactical radio and night vision product lines and write-downs, recorded in the second quarter of fiscal 2016, of certain assets related to restructuring programs.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
Third Quarter 2016 Compared With Third Quarter 2015: The increase in engineering, selling and administrative (“ESA”) expenses in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was primarily due to the inclusion in our operating results of ESA expenses from Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015, as well as $33 million of amortization of intangible assets acquired and $23 million of integration and other costs associated with the acquisition (including charges of $3 million for amortization of a step up in inventory). The decrease in ESA expenses as a percentage of total revenue (“ESA percentage”) in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was primarily due to cost savings realized after our acquisition of Exelis, partially offset by the amortization and integration and other costs noted in the preceding sentence.
First Three Quarters 2016 Compared With First Three Quarters 2015: The increase in ESA expenses in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 was primarily due to the inclusion in our operating results of ESA expenses from Exelis operations as a result of our acquisition of Exelis, $99 million of amortization of intangible assets acquired, $92 million of integration and other costs associated with the acquisition (including charges of $8 million for amortization of a step up in inventory) and $18 million of charges, recorded in the second quarter of fiscal 2016, for restructuring and other items. These drivers of the increase in the ESA expenses were partially offset by a net liability reduction of $101 million, recorded in the second quarter of fiscal 2016, for certain post-employment benefit plans. The decrease in ESA percentage in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 was primarily due to the net liability reduction of $101 million noted in the preceding sentence and cost savings realized after our acquisition of Exelis, partially offset by the amortization, integration and other costs and charges for restructuring and other items noted in this paragraph. ESA percentage in the first three quarters of fiscal 2015 also benefited from our collection of payment on a promissory note in the first quarter of fiscal 2015 related to the sale of our Cyber Integration Center.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Impairment of Goodwill and Other Assets
First Three Quarters 2016 Compared With First Three Quarters 2015: Impairment of goodwill and other assets in the first three quarters of fiscal 2016 reflects a $367 million non-cash charge recorded in the second quarter of fiscal 2016 in our Critical Networks segment for impairment of goodwill and other assets related to Harris CapRock Communications due to the downturn in the energy market and its impact on customer operations.
See Note N — Impairment of Goodwill and Other Assets in the Notes and the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Net Interest Expense
Third Quarter 2016 Compared With Third Quarter 2015: The increase in net interest expense in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was primarily due to higher overall debt levels as a result of our issuance of $2.4 billion of new debt securities and our borrowing of $1.3 billion under a new term loan agreement to finance our acquisition of Exelis in the fourth quarter of fiscal 2015.
First Three Quarters 2016 Compared With First Three Quarters 2015: The increase in net interest expense in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 was primarily due to the same reason as noted above regarding the third quarters of fiscal 2016 and 2015.
Income Taxes
Third Quarter 2016 Compared With Third Quarter 2015: In the third quarter of fiscal 2016, our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) benefited from the favorable impact of:

•
Amounts recorded in respect of our expected near-term recognition of a tax loss for the divestiture of Aerostructures, net of valuation allowance, following our classification of Aerostructures as held for sale as of the end of the third quarter of fiscal 2016;

•	Additional deductions and additional research credits claimed on our fiscal 2015 tax return compared with our recorded estimates at the end of fiscal 2015; and

•	State tax reductions resulting from our integration of Exelis operations.
This favorable impact was partially offset by the non-deductibility for tax purposes of additional portions of the impairment charge recorded in the second quarter of fiscal 2016 described in Note N — Impairment of Goodwill and Other Assets in the Notes, as that charge was finalized during the third quarter of fiscal 2016.
In the third quarter of fiscal 2015, our effective tax rate benefited from additional deductions (primarily related to manufacturing) and additional research credits claimed on our fiscal 2014 tax return compared with our recorded estimates at the end of fiscal 2014, as well as from finalizing issues with tax authorities.
First Three Quarters 2016 Compared With First Three Quarters 2015: In the first three quarters of fiscal 2016, our effective tax rate was negatively impacted by the non-deductibility for tax purposes of portions of the impairment charge recorded in the second quarter of fiscal 2016 described in Note N — Impairment of Goodwill and Other Assets in the Notes. This negative impact was partially offset by the favorable impact of:

•	The discrete items noted above favorably impacting the third quarter of fiscal 2016;

•
The effect of legislation enacted in the second quarter of fiscal 2016 that restored the U.S. Federal income tax credit for qualifying research and development (“R&D”) expenses for calendar year 2015 and made the credit permanent for the periods following December 31, 2015;

•	The settlement of a state tax issue for an amount lower than the previously recorded estimate; and

•	Several differences between GAAP and tax accounting for investments.
In the first three quarters of fiscal 2015, our effective tax rate benefited from:

•	The discrete items noted above favorably impacitng the third quarter of fiscal 2015;

•	The effect of legislation enacted in the second quarter of fiscal 2015 that restored the U.S. Federal income tax credit for qualifying R&D expenses for calendar year 2014;

•	Finalizing issues with Canadian and U.S. tax authorities for amounts lower than previously recorded estimates; and

•	The recognition of foreign tax credits resulting from a dividend paid by a foreign subsidiary during fiscal 2013 that exceeded the U.S. tax liability in respect of the dividend.
See Note B — Discontinued Operations and Divestitures and Note T — Subsequent Events in the Notes for additional information.

Income From Continuing Operations
Third Quarter 2016 Compared With Third Quarter 2015: The increase in income from continuing operations in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was primarily due to the inclusion in our operating results of income from Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.
First Three Quarters 2016 Compared With First Three Quarters 2015: The decrease in income from continuing operations in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 was primarily due to recording in the second quarter of fiscal 2016 the non-cash impairment charge related to Harris CapRock Communications noted above in this MD&A under "Impairment of Goodwill and Other Assets," partially offset by the net impact of the other items described above in this MD&A regarding the first three quarters of fiscal 2016 and 2015.
See Note N— Impairment of Goodwill and Other Assets in the Notes and the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Income From Continuing Operations Per Diluted Common Share
Third Quarter 2016 Compared With Third Quarter 2015: The increase in income from continuing operations per diluted common share in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was primarily due to the inclusion in our operating results of income from Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015, partially offset by the net impact of the other items described above in this MD&A regarding the third quarters of fiscal 2016 and 2015. We also had an increase in our average common shares outstanding as a result of approximately 19 million shares issued in connection with our acquisition of Exelis.
First Three Quarters 2016 Compared With First Three Quarters 2015: The decrease in income from continuing operations per diluted common share in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 was primarily due to recording in the second quarter of fiscal 2016 the non-cash impairment charge related to Harris CapRock Communications noted above in this MD&A under "Impairment of Goodwill and Other Assets," partially offset by the net impact of the other items described above in this MD&A regarding the first three quarters of fiscal 2016 and 2015. We also had an increase in our average common shares outstanding as a result of approximately 19 million shares issued in connection with our acquisition of Exelis.
See Note N — Impairment of Goodwill and Other Assets in the Notes and the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Discussion of Business Segment Results of Operations
Communication Systems Segment

	Quarter Ended			Three Quarters Ended
	April 1, 2016	April 3, 2015	% Inc/ (Dec)	April 1, 2016	April 3, 2015	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$485	$458	5.9%	$1,428	$1,282	11.4%
Cost of product sales and services	(233)	(207)	12.6%	(713)	(612)	16.5%
Gross margin	252	251	0.4%	715	670	6.7%
% of revenue	52.0%	54.8%		50.1%	52.3%

ESA expenses	(98)	(98)	—%	(302)	(275)	9.8%
% of revenue	20.2%	21.4%		21.1%	21.5%

Segment operating income	$154	$153	0.7%	$413	$395	4.6%
% of revenue	31.8%	33.4%		28.9%	30.8%
Third Quarter 2016 Compared With Third Quarter 2015: The increase in segment revenue in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was primarily due to the inclusion in segment operating results of Exelis operations (principally ground and airborne tactical radio and night vision operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.
Segment revenue in the third quarter of fiscal 2016 also reflected lower tactical radio revenue in the Middle East and from completion of a modernization program in Australia, partially offset by higher tactical radio revenue in Europe and Central Asia. The decrease in segment gross margin percentage in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was primarily due to a less favorable mix among products and programs and lower gross margin percentage in Exelis legacy tactical radio and night vision product lines. The decrease in segment ESA percentage in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was primarily due to cost savings realized after our acquisition of Exelis. The decrease in segment operating income as a percentage of revenue (“operating margin percentage”) in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 reflected the items discussed above regarding this segment.
First Three Quarters 2016 Compared With First Three Quarters 2015: The increases in segment revenue, gross margin, ESA expenses and operating income in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations. Segment revenue also reflected revenue weakness from tactical radio product lines, as noted above regarding this segment for the third quarters of fiscal 2016 and 2015. The decrease in segment gross margin percentage in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 was primarily due to the same reasons as noted above regarding this segment for the third quarters of fiscal 2016 and 2015 and charges recorded in the second quarter of fiscal 2016 for write-downs of certain assets related to restructuring programs. The decrease in segment ESA percentage in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 was primarily due to the same reasons as noted above regarding this segment for the third quarters of fiscal 2016 and 2015, partially offset by restructuring charges recorded in the second quarter of fiscal 2016 to consolidate certain facilities and reduce future costs. The decrease in segment operating margin percentage in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 reflected the items discussed above in this paragraph.

Space and Intelligence Systems Segment

	Quarter Ended			Three Quarters Ended
	April 1, 2016	April 3, 2015	% Inc/ (Dec)	April 1, 2016	April 3, 2015	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$489	$228	114.5%	$1,370	$702	95.2%
Cost of product sales and services	(362)	(157)	130.6%	(1,006)	(496)	102.8%
Gross margin	127	71	78.9%	364	206	76.7%
% of revenue	26.0%	31.1%		26.6%	29.3%

ESA expenses	(51)	(35)	45.7%	(153)	(99)	54.5%
% of revenue	10.4%	15.4%		11.2%	14.1%

Segment operating income	$76	$36	111.1%	$211	$107	97.2%
% of revenue	15.5%	15.8%		15.4%	15.2%
Third Quarter 2016 Compared With Third Quarter 2015: The increases in segment revenue, gross margin, ESA expenses and operating income in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations (principally geospatial intelligence solutions; integrated sensing and information systems; environmental intelligence; precision instruments and position, navigation and timing; and command, control and communication systems operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.
Segment revenue also reflected higher revenue from a number of new classified programs, including programs in space superiority, partially offset by the completion of several other classified programs. The decrease in segment gross margin percentage in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was due to a less favorable mix of cost-plus intelligence and space payload programs, as well as the retirement of risk on certain space programs in the third quarter of fiscal 2015. The decrease in segment ESA percentage in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was primarily due to cost savings realized after our acquisition of Exelis. The slight decrease in segment operating margin percentage in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 reflected the items discussed above regarding this segment.
First Three Quarters 2016 Compared With First Three Quarters 2015: The increases in segment revenue, gross margin, ESA expenses and operating income, and the decreases in segment gross margin percentage and ESA percentage, in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 were primarily due to the same reasons as noted above regarding this segment for the third quarters of fiscal 2016 and 2015. The slight increase in segment operating margin percentage in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 was primarily due to cost savings after our acquisition of Exelis.
Electronic Systems Segment

	Quarter Ended			Three Quarters Ended
	April 1, 2016	April 3, 2015	% Inc/ (Dec)	April 1, 2016	April 3, 2015	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$393	$126	211.9%	$1,149	$363	216.5%
Cost of product sales and services	(283)	(88)	221.6%	(826)	(258)	220.2%
Gross margin	110	38	189.5%	323	105	207.6%
% of revenue	28.0%	30.2%		28.1%	28.9%

ESA expenses	(35)	(12)	191.7%	(116)	(33)	251.5%
% of revenue	8.9%	9.5%		10.1%	9.1%

Segment operating income	$75	$26	188.5%	$207	$72	187.5%
% of revenue	19.1%	20.6%		18.0%	19.8%
Third Quarter 2016 Compared With Third Quarter 2015: The increases in segment revenue, gross margin, ESA expenses and operating income in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations (principally integrated electronic warfare systems; radar, reconnaissance and undersea systems; electronic attack and release systems; specialty applications; and composites operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.
Segment revenue also reflected higher revenue from the F-35 Joint Strike Fighter program and counter improvised explosive device systems, partially offset by lower revenue from Commercial Broadband Satellite Program terminals. The decrease in segment gross margin percentage in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was due to a less favorable mix of programs. The decrease in segment ESA percentage in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was primarily due to cost savings realized after our acquisition of Exelis. The decrease in segment operating margin percentage in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 reflected the items discussed above regarding this segment.
First Three Quarters 2016 Compared With First Three Quarters 2015: The increases in segment revenue, gross margin, ESA expenses and operating income, and the decrease in segment gross margin percentage, in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 were primarily due to the same reasons as noted above regarding this segment for the third quarters of fiscal 2016 and 2015. Segment revenue in the first three quarters of fiscal 2016 also reflected revenue softness in electronic warfare. The increase in segment ESA percentage in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 was primarily due to the mix of programs requiring higher ESA expenses, as well as charges for restructuring and other items recorded in the second quarter of fiscal 2016. The decrease in segment operating margin percentage in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 reflected the items discussed above in this paragraph.
As further discussed in Note B - Discontinued Operations and Divestitures in the Notes, we completed the divestiture of Aerostructures on April 8, 2016 for $187 million in cash at closing and the assumption of a $23 million capitalized lease. Aerostructures was classified as held for sale as of the end of the third quarter of fiscal 2016.
Critical Networks Segment

	Quarter Ended			Three Quarters Ended
	April 1, 2016	April 3, 2015	% Inc/ (Dec)	April 1, 2016	April 3, 2015	% Inc/ (Dec)
	(Dollars in millions)
Revenue	$551	$379	45.4%	$1,658	$1,209	37.1%
Cost of product sales and services	(444)	(306)	45.1%	(1,310)	(968)	35.3%
Gross margin	107	73	46.6%	348	241	44.4%
% of revenue	19.4%	19.3%		21.0%	19.9%

ESA expenses	(48)	(44)	9.1%	(167)	(120)	39.2%
% of revenue	8.7%	11.6%		10.1%	9.9%

Impairment of goodwill and other assets	—	—	*	(367)	—	*
Segment operating income (loss)	$59	$29	103.4%	$(186)	$121	*
% of revenue	10.7%	7.7%		(11.2)%	10.0%

* Not meaningful
Third Quarter 2016 Compared With Third Quarter 2015: The increases in segment revenue, gross margin, ESA expenses and operating income in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations (principally civil and aerospace systems; command, control and communication systems; and advanced information solutions operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.
Segment revenue also reflected lower revenue in IT services from the wind-down of two major programs and lower revenue in Harris CapRock Communication’s energy market, partially offset by higher revenue from the Federal Aviation Administration Next Generation Air Transportation modernization programs. The increase in segment gross margin percentage in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was primarily due to improved program execution. The decrease in segment ESA percentage in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was primarily due to cost savings realized after our acquisition of Exelis. The increase in segment operating margin percentage in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 reflected the items discussed above regarding this segment.
First Three Quarters 2016 Compared With First Three Quarters 2015: The increases in segment revenue, gross margin, gross margin percentage and ESA expenses in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 were primarily due to the same reasons as noted above regarding this segment for the third quarters of fiscal 2016 and 2015. The increase in segment ESA percentage in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 was primarily due to recording $12 million of charges in the second quarter of fiscal 2016, primarily related to workforce reductions and facility consolidation, mostly offset by cost savings realized after our acquisition of Exelis. Additionally, a $367 million non-cash charge was recorded in the segment in the second quarter of fiscal 2016 for impairment of goodwill and other assets related to Harris CapRock Communications due to the downturn in the energy market and its impact on customer operations. The segment operating loss and operating margin percentage in the first three quarters of fiscal 2016 compared with the operating income and operating margin percentage in the first three quarters of fiscal 2015 reflected the items discussed above in this paragraph.
Unallocated Corporate Expense

	Quarter Ended			Three Quarters Ended
	April 1, 2016	April 3, 2015	% Inc/ (Dec)	April 1, 2016	April 3, 2015	% Inc/ (Dec)
	(Dollars in millions)
Unallocated corporate expense	$42	$29	44.8%	$37	$67	(44.8)%
Amortization of intangible assets from Exelis Inc. acquisition	33	—	*	99	—	*
Total unallocated corporate expense	$75	$29	158.6%	$136	$67	103.0%

* Not meaningful
Third Quarter 2016 Compared With Third Quarter 2015: The increase in total unallocated corporate expense in the third quarter of fiscal 2016 compared with the third quarter of fiscal 2015 was primarily due to $33 million of amortization of intangible assets acquired as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015 and charges of $23 million for integration and other costs associated with the acquisition (including charges of $3 million for amortization of a step up in inventory), partially offset by cost savings realized after our acquisition of Exelis. In connection with our acquisition of Exelis, we identified approximately $1.6 billion of intangible assets. Because the acquisition benefited our entire Company as opposed to any individual segments, we recorded these intangible assets as Corporate assets and the related amortization expense as unallocated corporate expense.
First Three Quarters 2016 Compared With First Three Quarters 2015: The increase in total unallocated corporate expense in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 was primarily due to $99 million of amortization of intangible assets acquired as a result of our acquisition of Exelis and charges of $92 million for integration and other costs associated with the acquisition (including charges of $8 million for amortization of a step up in inventory), partially offset by a net liability reduction of $101 million for certain post-employment benefit plans and cost savings realized after our acquisition of Exelis.
Discontinued Operations
As further discussed in Note B — Discontinued Operations and Divestitures in the Notes, we recorded a loss in discontinued operations in the second quarter of fiscal 2016 of $21 million ($17 million after-tax) based on a final determination rendered on January 29, 2016 in a dispute over the amount of the post-closing working capital adjustment to the purchase price for Broadcast Communications, which we sold on February 4, 2013. Discontinued operations in the third quarter of fiscal 2016 primarily consisted of third-party costs related to the dispute. We did not restate our historical financial results of operations to account for Broadcast Communications as discontinued operations for the periods prior to the second quarter of fiscal 2016 presented in this Report because the amounts were not material.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Quarters Ended
	April 1, 2016	April 3, 2015
	(In millions)
Net cash provided by operating activities	$507	$395
Net cash used in investing activities	(112)	(95)
Net cash used in financing activities	(560)	(336)
Effect of exchange rate changes on cash and cash equivalents	(14)	(37)
Net decrease in cash and cash equivalents	(179)	(73)
Cash and cash equivalents, beginning of year	481	561
Cash and cash equivalents, end of quarter	$302	$488
Cash and cash equivalents: The $179 million net decrease in cash and cash equivalents from the end of fiscal 2015 to April 1, 2016 (the end of the third quarter of fiscal 2016) was primarily due to $510 million used for repayments of borrowings, which included $450 million of cash used to repay principal on our term loans ($353 million of voluntary prepayments of principal and $97 million of scheduled principal repayments), $189 million used to pay cash dividends, and $82 million used for net additions of property, plant and equipment, partially offset by $507 million of net cash provided by operating activities, $118 million of proceeds from borrowings and $36 million of proceeds from exercises of employee stock options. The $73 million net decrease in cash and cash equivalents from the end of fiscal 2014 to April 3, 2015 (the end of the third quarter of fiscal 2015) was primarily due to $150 million used to repurchase shares of our common stock, $149 million used to pay cash dividends, $102 million used for additions of property, plant and equipment and $37 million from the impact of exchange rate changes (primarily reflecting the strength of the U.S. dollar relative to the Canadian Dollar), $32 million used for net repayments of borrowings and $24 million used for payments of debt and equity issuance costs related to the Exelis acquisition, partially offset by $395 million of net cash provided by operating activities, $34 million of proceeds from exercises of employee stock options and $7 million of proceeds from our collection of a promissory note received as part of the sale of our Cyber Integration Center.
At April 1, 2016, we had cash and cash equivalents of $302 million, and we have a senior unsecured $1 billion revolving credit facility that expires in July 2020 (all of which was available to us as of April 1, 2016). Additionally, we had $4.7 billion of long-term debt outstanding at April 1, 2016, the majority of which we incurred in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K and Note J — Long-Term Debt in the Notes. Additionally, we had defined benefit plan obligations of $1.7 billion at April 1, 2016, primarily as a result of the Exelis acquisition. Our $302 million of cash and cash equivalents at April 1, 2016 included $95 million held by our foreign subsidiaries, of which $82 million was considered permanently reinvested. Of the $82 million considered permanently reinvested, $51 million was available for use in the U.S. without incurring additional U.S. income taxes, and we would be required to recognize U.S. income taxes of $12 million on the remaining $31 million if we were to repatriate such funds to the U.S., but we have no current plans to repatriate such funds.
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
We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repayment of our term loans and pension contributions for the next 12 months and reasonably foreseeable future thereafter. Our total capital expenditures in fiscal 2016 are expected to be approximately $175 million. We anticipate tax payments over the next three years to be approximately equal to our tax expense for the same period. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, dividend payments, payments under our term loans and pension contributions, no other significant cash outlays are anticipated during the remainder of fiscal 2016.
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
Net cash provided by operating activities: The increase in net cash provided by operating activities in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 was primarily due to the impact of a decrease in accounts receivable, partially offset by pension contributions and lower accrued expenses.
Net cash used in investing activities: The increase in net cash used in investing activities in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 was primarily due to $19 million of cash paid for fixed income securities and a net $11 million reduction in previously received proceeds from sales of businesses, partially offset by $18 million less used for additions of property, plant and equipment in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015.
Net cash used in financing activities: The increase in net cash used in financing activities in the first three quarters of fiscal 2016 compared with the first three quarters of fiscal 2015 was primarily due to $464 million more used for repayments of borrowings, which included $450 million of cash used to repay principal on our term loans ($353 million of voluntary prepayments of principal and $97 million of scheduled principal repayments), as noted above, and $40 million more used to pay cash dividends, partially offset by $104 million more of proceeds from borrowings and $150 million less of repurchases of our common stock under our repurchase program (there were no repurchases of our common stock under our repurchase program in the first three quarters of fiscal 2016).
Funding of Pension Plans
Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. pension plans. Although we have significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) and applicable Internal Revenue Code regulations mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plans or make benefit payments. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
The Highway and Transportation Funding Act of 2014 (“HATFA”), which was signed into law on August 8, 2014, modified the interest rate stabilization provision of MAP-21. We made total contributions of $134 million to our U.S. qualified defined benefit pension plans during the three quarters ended April 1, 2016. We currently anticipate making additional contributions to our U.S. qualified defined benefit pension plans of approximately $40 million during the remainder of fiscal 2016.
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
Common Stock Repurchases
During the first three quarters of fiscal 2016, we did not repurchase any shares of our common stock under our repurchase program. During the third quarter of fiscal 2015, we did not repurchase any shares of our common stock under our repurchase program. During the first three quarters of fiscal 2015, we used $150 million to repurchase 2,136,362 shares of our common stock under our repurchase program at an average share price of $70.21, including commissions. Shares repurchased by us are cancelled and retired.
As of April 1, 2016, we had a remaining, unused authorization of approximately $684 million under our repurchase program, which does not have a stated expiration date. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
We were in compliance with the covenants in the 2015 Credit Agreement at April 1, 2016, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2015 Credit Agreement, to be greater than 0.675 to 1.00 from and including May 29, 2015 until and including February 29, 2016 and 0.65 to 1.00 thereafter. At April 1, 2016, we had no borrowings outstanding under the 2015 Credit Agreement.
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2015 Form 10-K and Note J — Long-Term Debt in the Notes.
Short-Term Debt: Our short-term debt at April 1, 2016 and July 3, 2015 was $91 million and $33 million, respectively, and consisted of local borrowing by international subsidiaries for working capital needs and commercial paper at April 1, 2016, and local borrowing by international subsidiaries for working capital needs at July 3, 2015. Our commercial paper program was supported at April 1, 2016 by the 2015 Credit Facility.
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

As of April 1, 2016, we were not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of April 1, 2016, we did not have any such material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.
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
Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal 2015 Form 10-K include our contractual obligations and commercial commitments. During the third quarter of fiscal 2016, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, standby letters of credit and other arrangements as disclosed in our Fiscal 2015 Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with GAAP. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as disclosures of contingent assets and liabilities. Actual results may differ from our estimates. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2015 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on contracts and contract estimates (discussed in greater detail in the following paragraphs), (ii) postretirement benefit plans, (iii) provisions for excess and obsolete inventory losses, (iv) impairment testing of goodwill, and (v) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2015 Form 10-K.
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
Estimate at completion adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended		Three Quarters Ended
	April 1, 2016	April 3, 2015	April 1, 2016	April 3, 2015
	(In millions)
Favorable adjustments	$52	$30	$148	$94
Unfavorable adjustments	(41)	(19)	(96)	(45)
Net operating income adjustments	$11	$11	$52	$49
The increase in the favorable and unfavorable impacts to operating income due to estimate at completion adjustments in the quarter and three quarters ended April 1, 2016 compared with the quarter and three quarters ended April 3, 2015 reflected the inclusion of adjustments in respect of Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015. Additionally, favorable impacts to operating income due to estimate at completion adjustments in the quarter and three quarters ended April 1, 2016 reflected overall strong program execution and realization of cost efficiencies on a large government program in our Critical Networks segment. There were no individual impacts to operating income due to estimate at completion adjustments in the quarter and three quarters ended April 1, 2016 or the quarter and three quarters ended April 3, 2015 that were material to our results of operations on a consolidated basis for such periods.
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

Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2015 Form 10-K under Item 1A. “Risk Factors” and in Part II. Item 1A. “Risk Factors” in this Report. The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2015 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of doing business, we are exposed to risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at April 1, 2016 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note P — Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates: As of April 1, 2016, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at April 1, 2016 would not have had a material impact on the fair value of these obligations. Additionally, there is no interest-rate risk associated with these obligations on our results of operations and cash flows, because the interest rates are fixed, and because our long-term fixed-rate debt is not putable to us (required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.
As of April 1, 2016, we also had long-term variable-rate debt obligations of $817 million under our senior unsecured term loan facility in connection with our acquisition of Exelis, comprised of term loans of $300 million in a 3-year tranche and $517 million in a 5-year tranche. These term loans bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these term loans would not have had a material impact on our results of operations or cash flows. For each tranche of term loans, we are required to make quarterly principal amortization payments equal to 2.50 percent of the $650 million initial principal amount of such tranche of the term loans. We have the ability at any time or from time to time, to voluntarily prepay term loans of either tranche in whole or in part without premium or penalty. We made $68 million and $353 million of voluntary repayments of principal on our term loans during the quarter and three quarters ended April 1, 2016, respectively.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the third quarter of fiscal 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the third quarter of fiscal 2016 our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. As part of our integration of Exelis, we are in the process of incorporating our controls and procedures with respect to Exelis operations, and we will include internal controls with respect to Exelis operations in our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2016. Other than incorporating our controls and procedures with respect to Exelis operations, there have been no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
General. From time to time, as a normal incident of the nature and kind of business in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at April 1, 2016 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
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

Item 1A. Risk Factors.
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Fiscal 2015 Form 10-K. Other than the risk factor below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2015 Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial condition and cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the third quarters of fiscal 2016 and fiscal 2015, we did not repurchase any shares of our common stock under our repurchase program. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the third quarter of fiscal 2016:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(January 2, 2016-January 29, 2016)
Repurchase Programs (1)	—	—	—	$683,544,295
Employee Transactions (2)	1,720	$86.78	—	—
Month No. 2
(January 30, 2016-February 26, 2016)
Repurchase Programs (1)	—	—	—	$683,544,295
Employee Transactions (2)	26,142	$72.62	—	—
Month No. 3
(February 27, 2016-April 1, 2016)
Repurchase Programs (1)	—	—	—	$683,544,295
Employee Transactions (2)	3,308	$79.02	—	—
Total	31,170	$74.08	—	$683,544,295

*	Periods represent our fiscal months.

(1)
On August 26, 2013, we announced that on August 23, 2013, our Board of Directors approved a new share repurchase program (our “2013 Repurchase Program”) authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. As of April 1, 2016, $683,544,295 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our 2013 Repurchase Program, which does not have a stated expiration date. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

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

Sales of Unregistered Equity Securities
During the third quarter of fiscal 2016, we did not issue or sell any unregistered equity securities.
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

(10)	*(a) Offer Letter Agreement, dated December 17, 2014, between Harris Corporation and Rahul Ghai.
*(b) Amendment to Offer Letter Agreement, dated January 29, 2016, between Harris Corporation and Rahul Ghai.
*(c) Separation Agreement and Release of All Claims, dated January 29, 2016, between Harris Corporation and Miguel A. Lopez.
(12)	Computation of Ratio of Earnings to Fixed Charges.
(15)	Letter Regarding Unaudited Interim Financial Information.
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)	Section 1350 Certification of Chief Executive Officer.
(32.2)	Section 1350 Certification of Chief Financial Officer.
(101.INS)	XBRL Instance Document.
(101.SCH)	XBRL Taxonomy Extension Schema Document.
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION
(Registrant)

Date: May 4, 2016	By:	/s/ Rahul Ghai
Rahul Ghai
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

(10)
*(a) Offer Letter Agreement, dated December 17, 2014, between Harris Corporation and Rahul Ghai.

*(b) Amendment to Offer Letter Agreement, dated January 29, 2016, between Harris Corporation and Rahul Ghai.

*(c) Separation Agreement and Release of All Claims, dated January 29, 2016, between Harris Corporation and Miguel A. Lopez.

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