Form 10-K
period 2016-07-01
HARRIS CORP /DE/
filed 2016-08-29
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-3863
HARRIS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-0276860 (I.R.S. Employer Identification No.)
1025 West NASA Boulevard Melbourne, Florida	32919
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (321) 727-9100
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $1.00 per share	Name of each exchange on which registered New York Stock Exchange
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $10,799,250,443 (based on the quoted closing sale price per share of the stock on the New York Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (December 31, 2015). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of December 31, 2015 are affiliates.
The number of shares outstanding of the registrant’s common stock as of August 26, 2016 was 124,220,236.
Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement for the 2016 Annual Meeting of Shareholders scheduled to be held on October 28, 2016, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 1, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JULY 1, 2016
Exhibits
This Annual Report on Form 10-K contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. Bluetooth® is a registered trademark of Bluetooth SIG, Inc. All other trademarks are the property of their respective owners.

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”), including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that may not materialize or prove correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future political and economic conditions, performance or outlook; the outcome of contingencies; the potential level of share repurchases or dividends; potential acquisitions or divestitures; the value of contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of filing of this Report and are not guarantees of future performance or actual results. Factors that might cause our results to differ materially from those expressed in or implied by these forward-looking statements, from our current expectations or projections or from our historical results include, but are not limited to, those discussed in “Item 1A. Risk Factors” of this Report. All forward-looking statements are qualified by, and should be read in conjunction with, those risk factors. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements, whether as a result of new information, future events or developments or otherwise, after the date of filing of this Report or, in the case of any document incorporated by reference, the date of that document.

Amounts contained in this Report may not always add to totals due to rounding.
PART I

ITEM 1.	BUSINESS.
HARRIS
Harris Corporation, together with its subsidiaries, is a leading technology innovator, solving government and commercial customers’ toughest mission-critical challenges by providing solutions that connect, inform and protect. We support customers in more than 100 countries and, as of the end of fiscal 2016, had approximately 21,000 employees, including approximately 9,000 engineers and scientists. We serve both domestic and international customers with products, systems and services that have defense and civil government applications, as well as commercial applications, with our largest customers being U.S. Government customers and their prime contractors.
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
General
We structure our operations primarily around the products and services we sell and the markets we serve. We implemented a new organizational structure effective at the beginning of fiscal 2016, which resulted in changes to our operating segments, which are also our reportable segments and are referred to as our business segments. As a result, for fiscal 2016 we reported the financial results of our continuing operations in the following four business segments:

•	Communication Systems, serving markets in tactical communications and defense and public safety networks;

•
Space and Intelligence Systems, providing complete Earth observation, environmental, geospatial, space protection, and intelligence solutions from advanced sensors and payloads, as well as ground processing and information analytics;

•
Electronic Systems, offering an extensive portfolio of solutions in electronic warfare, avionics, wireless technology, command, control, communications, computers and intelligence (“C4I”) and undersea systems; and

•
Critical Networks, providing managed services supporting air traffic management, energy and maritime communications, and ground network operation and sustainment, as well as high-value information technology (“IT”) and engineering services.

The historical results, discussion and presentation of our business segments as set forth in this Report reflect the impact of these changes for all periods presented in order to present all segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from these changes.
Financial Information About Our Business Segments
Financial information with respect to our business segments, including revenue, operating income or loss and total assets, and with respect to our operations outside the United States, is contained in Note 24: Business Segments in the Notes to Consolidated Financial Statements in this Report (the “Notes”) and is incorporated herein by reference.
Recent Acquisitions and Divestitures
The following paragraphs summarize recent acquisitions and divestitures. For additional information related to acquisitions, see Note 4: Business Combinations in the Notes. For additional information related to divestitures, some of which were reported as discontinued operations, see Note 3: Discontinued Operations and Divestitures in the Notes.
Acquisition of Exelis Inc.    On May 29, 2015, we acquired publicly held Exelis Inc. (collectively with its subsidiaries, “Exelis”), a diversified, top-tier global aerospace, defense, information and services company leveraging its deep customer knowledge and technical expertise to deliver affordable, mission-critical solutions to military, government and commercial customers in the United States and globally. Exelis was a leader in positioning and navigation, sensors, air traffic management solutions, image processing and distribution, communications and information systems; and focused on strategic growth in the areas of critical networks, intelligence, surveillance and reconnaissance (“ISR”) and analytics, electronic warfare and composite aerostructures. Each outstanding share of Exelis common stock converted into the right to receive $16.625 in cash and 0.1025 of a share of Harris common stock. Upon closing, legacy Harris shareholders owned 84 percent of the combined company and legacy Exelis shareholders owned 16 percent. Based on the closing price of $79.22 per share of Harris common stock on the New York Stock Exchange on May 29, 2015, the date of the closing of the acquisition, the aggregate implied value of the consideration paid to former holders of Exelis common stock in connection with the acquisition was approximately $4.7 billion, including approximately $1.5 billion in Harris common stock and approximately $3.2 billion in cash (including cash paid in respect of share-based awards and net of cash acquired). The source of funds for such cash payment was cash on hand and third-party debt financing, including a combination of borrowings under our senior unsecured term loan facility in an aggregate principal amount of $1.3 billion and a portion of the proceeds from our issuance of debt securities in an aggregate principal amount of $2.4 billion. Our acquisition of Exelis created significantly greater scale, bringing together two engineering-driven companies that value technology leadership. Together, the two companies’ complementary technologies and capabilities strengthened core franchises and provide new opportunities for innovation to solve customers’ most complex challenges. Exelis had annual sales of $3.277 billion in calendar 2014. Our Consolidated Financial Statements in this Report include operating results from Exelis operations following May 29, 2015.
Divestiture of Composite Aerostructures Business.    On April 8, 2016, we completed the divestiture of our composite aerostructures business (“Aerostructures”), which designed and manufactured technically advanced, lightweight composite aerospace assembly structures, sub-assemblies and components for defense and commercial industries. Aerostructures was not strategic to our business and was part of our Company as a result of our acquisition of Exelis in May 2015. The operating results of Aerostructures through the date of divestiture are reported as part of our Electronic Systems segment.
Divestiture of Commercial Healthcare Solutions Operation.    On July 1, 2015, we completed the divestiture of our commercial healthcare solutions operation (“HCS”). The operating results of HCS through the date of divestiture were part of our former Integrated Network Solutions segment, but are included as part of corporate in this Report.
Divestiture of Broadcast Communications Operation.    In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest our broadcast communications operation (“Broadcast Communications”), which provided digital media management solutions in support of broadcast customers, pursuant to which Broadcast Communications was reported as discontinued operations. In the third quarter of fiscal 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC (the “Buyer”). In the third quarter of fiscal 2016, a nationally recognized accounting firm previously appointed by us and the Buyer rendered its final determination as to a dispute between us and the Buyer over the amount of the post-closing working capital adjustment to the purchase price, and consequently, we recorded the related activity in discontinued operations for fiscal 2016.
Divestiture of Cyber Integrated Solutions Operation.    In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our cyber integrated solutions operation (“CIS”), which provided remote cloud hosting, and to dispose of the related assets, pursuant to which CIS was reported as discontinued operations. We completed the sale of the remaining assets of CIS in the first quarter of fiscal 2014 and received payment in full on a promissory note that formed part of the purchase price in the first quarter of fiscal 2015. We recorded the related activity in discontinued operations for the respective periods.

Description of Business by Segment
Communication Systems
Communication Systems serves markets in tactical communications and defense and public safety networks.
Tactical Communications:    We are a leading global supplier of secure radio communications, tactical communication networks and embedded high-grade encryption solutions for a diverse portfolio of U.S. military and allied international forces and commercial customers. We design, develop and manufacture a comprehensive line of current and next-generation secure radio communications products and systems, with capabilities to operate across numerous radio frequency bands and using an extensive range of waveforms. Our radio systems are highly flexible, interoperable and capable of supporting diverse mission requirements. Most of our tactical radios are built on software-defined radio platforms that are reprogrammable to add features or software upgrades and also have the highest grade embedded encryption. Our product capabilities include secure transmission of voice, high-speed data and full-motion video, including streaming video to the tactical edge of the battlefield. Supporting virtually all military domains, our products include handheld, manpack and vehicular, fixed-site and airborne form factors. Together, our products create a highly mobile, secure, reliable networked battlefield environment that connects land, air and sea echelons and does not rely on a fixed infrastructure. This networking capability allows warfighters, for example, to remain connected with each other and their command structures and support organizations and to communicate information and maintain situational awareness of both friendly and opposing forces, which are critical to mission safety and success. Our radio systems have been widely deployed throughout all branches of the U.S. Department of Defense (“DoD”) and, in the international market, have been sold to more than 100 countries through our international distribution channels consisting of regional sales offices and a broad dealer network and have become the standard in many of those countries.
Our next-generation radios include multiband, multi-mission, legacy-system compatible tactical radios, which address the full range of current mission and interoperability requirements and are fully upgradeable to address changing technical standards and mission requirements of the future. Advances in these radios include the support of wideband networking waveforms, extended frequency range and significant reductions in size and weight compared with previous generations. Wideband networking capability enables enhanced situational awareness through high-bandwidth applications such as streaming video, simultaneous voice and data feeds, collaborative chat and connectivity to secure networks. Our comprehensive line of current and next-generation radios includes the following:

•
Our widely deployed Single Channel Ground and Airborne Radio System (“SINCGARS”) family of backpack, vehicular-mounted, handheld and airborne radios currently used by U.S. and allied military forces — these Combat Net Radios, over 600,000 of which have been purchased and deployed worldwide, operate in the very high frequency band, have single-frequency and frequency-hopping modes, handle voice and data communications and are designed to be reliable, secure and easily maintained.

•
Our multiband manpack radio, the AN/PRC-117G, which is National Security Agency (“NSA”) Type-1-certified for narrowband communications, as well as for wideband communications using our Harris-developed Adaptive Networking Wideband Waveform for high bandwidth data operation and the U.S. military Joint Tactical Radio System (“JTRS”) Soldier Radio Waveform;

•
Our 2-channel vehicular radio system, the AN/VRC-118, which uses the DoD-developed Wideband Networking Waveform and was selected as the U.S. Army’s solution for its JTRS Mid-Tier Networking Vehicular Radio program;

•
Our multiband handheld radios, the AN/PRC-152, which is a widely fielded JTRS-approved software-defined handheld radio, and the AN/PRC-152A, which adds wideband, networked communications capability and supports both a full range of narrowband legacy waveforms and wideband networking waveforms in a handheld platform;

•	Our multi-channel manpack radio, the AN/PRC-158, which is a commercially developed, NSA Type-1-certified radio offering two channels integrated into the same chassis;

•	Our wideband rifleman team radio, the RF-330E, which is the commercially developed U.S. variant of our widely fielded international soldier personal radio;

•	Our wideband ground radio family for international customers, the RF-7850x, which covers all echelons of the battlefield with soldier handheld, vehicular and fixed-site radio products;

•	Our wideband high frequency manpack radio, the RF-7800H, which is a wideband-capable tactical high frequency radio available to customers worldwide;

•
Our single-channel airborne radios, which include the NSA Type-1-certified RF-300M-DL Small Secure Data Link multiband radio for integration in size, weight and power-constrained environments, as well as the ARC-201D and ARC-201E radios for DoD and international very high frequency network interoperability; and

•
Our multi-channel airborne radios, which include the RF-7850A for interoperability with our RF-7800 family of international ground radios, as well as a 2-channel airborne radio platform we provide to ViaSat, Inc. to be built into the KOR-24A multi-channel, Link-16 Small Tactical Terminal.

Unlike many of our competitors operating on a government-funded programs-driven business model, we operate in this market principally on a “commercial” customer-driven business model. This means that we anticipate market needs, invest our internal research and development resources, build to our internal forecast and provide ready-to-ship, commercial off-the-shelf (“COTS”) products to customers, enabling us to bring products to market faster and adapt to changing customer requirements. The U.S. market is undergoing a modernization cycle driven by wideband technology, and we believe that demand in the international market is being driven not only by the transition to wideband capability, but also by the need for network system solutions. We believe our commercial business model that drives speed and innovation, coupled with the scale provided by our international presence, will continue to make us competitive in the global market.
We have been investing to position ourselves for tactical radio modernization opportunities, including in our next-generation manpack and rifleman radio solutions for the JTRS Handheld, Manpack and Small Form Fit (“HMS”) program. Our investments also include incorporating the powerful Mobile User Objective System (“MUOS”) waveform for the DoD’s next-generation military satellite communication (“SATCOM”) system. We are embedding MUOS capability in our multi-channel manpack radio, as well as offering it as a separate, simple and fast software upgrade for our widely fielded single-channel multiband manpack radio, which we believe creates an opportunity for the DoD to transition its existing inventory of those radios to MUOS capability and quickly maximize the use of the satellite infrastructure. We also believe the demand to extend ground tactical networks to the air, combined with our ARC-201 SINCGARS airborne radios, creates opportunities for us in manned and unmanned airborne applications.
Examples of significant recent awards for us include the following:

•
A 10-year (5-year base, 5 option years), multi-award Indefinite Delivery Indefinite Quantity (“IDIQ”) contract from the U.S. Army awarded in fiscal 2015 for rifleman radios and associated services under the JTRS HMS program;

•	A 10-year (5-year base, one 5-year option), multi-award IDIQ contract from the U.S. Army awarded in fiscal 2016 for multi-channel manpack radios under the JTRS HMS program;

•	A 6-year, single-award IDIQ contract from the U.S. Special Operations Command awarded in fiscal 2016 for a new integrated 2-channel handheld tactical radio;

•
An increase in fiscal 2016 in the ceiling value of a previously awarded single-source IDIQ contract with the U.S. Defense Logistics Agency to provide tactical radio spare parts to the U.S. Army and federal civilian agencies;

•
A 5-year, single-award follow-on foreign military sales IDIQ contract from U.S. Army Communications-Electronics Command (“CECOM”) awarded in fiscal 2016 to supply tactical communications solutions; and

•	A 5-year, single-award foreign military sales IDIQ contract to supply SINCGARS tactical solutions.
We design and manufacture other communications-related products, including SpearNet Enhanced Video On-board tactical wearable radios, which, when combined with night vision and intelligence dissemination products, forms the Individual Soldier System integrated solution. In addition, we produce high-performance, advanced, vision-enhancing products for U.S. and allied military and security forces and for first responders using our image intensification and sensor fusion technology. We develop, produce and supply Generation 3 image intensification technology for U.S. and allied military and security forces. We provide AN/PVS-14 and AN/PVS-7 ground night vision goggles and spare image intensifier tubes to the U.S. and allied militaries, via foreign military sales, and we are the primary supplier to the U.S. military for the AN/AVS-6 and AN/AVS-9 aviation night vision goggles, which provide rotary- and fixed-wing aircraft pilots the ability to operate in extreme low-light situations. We also developed the Enhanced Night Vision Goggle (“ENVG”) system, which optically overlays traditional night vision imagery with long wave thermal infrared imagery. The ENVG system enables users to effectively operate in extreme low-light and obscured battlefield conditions.
Public Safety and Professional Communications:    We are a global supplier of secure communication systems and equipment for public safety, Federal, utility, commercial and transportation organizations.
We design, build, distribute, maintain and supply wireless communications systems. Our Voice, Interoperability, Data and Access (“VIDA”) network platform is a unified Internet Protocol (“IP”)-based voice and data communication system that provides network-level interoperable communications among public safety agencies by supporting a full line of communication systems, including NetworkFirst, P25IP and Enhanced Digital Access Communication System. Our VIDA® network solutions currently serve as the backbone in some of the largest and most advanced statewide and regional communication networks in North America. We also are investing in next-generation, secure public safety-grade Long Term Evolution (“LTE”) solutions for voice, video and data applications.
We offer a full range of single-band land mobile radio (“LMR”) terminals, as well as multiband radios that include a handheld radio and a full-spectrum mobile radio for vehicles. Our multiband radios cover all public safety frequency bands in a single radio; operate on Association of Public Safety Communications Officials - International (“APCO”) P25 conventional and trunked systems; are backwards compatible with analog FM systems; and include advanced capabilities, such as an internal Global Positioning System receiver for situational awareness, internal secure Bluetooth® wireless technology and background noise suppression features. They also include true software-defined radio architecture that allows flexibility for future growth, including a software-only upgrade to APCO P25 Phase 2, the next-generation standard for mission-critical communications. Our radios’ multiband, multi-mode capabilities enable a single radio to communicate with multiple organizations, jurisdictions and agencies operating on different frequencies and systems. In fiscal 2016, we introduced the XL-200P multiband radio, which has WiFi, WiFi Hotspot and LTE capabilities and push-to-talk voice over IP in both WiFi and LTE, providing first responders the ability to communicate freely outside of their LMR coverage jurisdiction. We also offer dispatch console systems.
Other examples of our Public Safety and Professional Communications solutions and services include the following:

•	Deploying digital trunked, statewide, multi-agency systems for the State of Florida, the Commonwealth of Pennsylvania and the State of Nevada;

•	Deploying large, wide-area and multi-state LMR systems for some of the largest utility companies in the U.S.;

•
Deploying for the DoD-National Capitol Region network in the Washington, D.C. area a wide-area, IP-based P25 network that links nearly 20 military bases, providing the U.S. Army, Navy, Air Force and Marine Corps with wireless communications on base and throughout the National Capitol Region, and that allows interoperability with local public safety agencies to provide one integrated regional network;

•	Designing and building the Alberta First Responders Radio Communications System that will provide public safety communications within the 256,000 square-mile Province of Alberta, Canada;

•
Designing and deploying a VIDA network system for the Trinidad and Tobago Ministry of National Security that will improve voice and data communications and provide interoperability among first responders and the Ministry’s agencies; and

•
Designing, deploying and maintaining an APCO P25 system for the New York Metropolitan Transportation Authority Police to connect their police operations throughout 14 counties in New York and Connecticut and help them support more than 14 million daily commuters.

Revenue and Operating Income:    Revenue for our Communication Systems segment in fiscal 2016, 2015 and 2014 was $1.864 billion, $1.836 billion and $1.855 billion, respectively. Segment operating income in fiscal 2016, 2015 and 2014 was $530 million, $563 million and $574 million, respectively. The percentage of our revenue contributed by this segment in fiscal 2016, 2015 and 2014 was 25 percent, 36 percent and 37 percent, respectively. The percentage of this segment’s revenue in fiscal 2016 that was derived outside of the U.S. was approximately 51 percent. The percentage of this segment’s revenue in fiscal 2016 that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 52 percent. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business - Principal Customers; Government Contracts” of this Report.
In general, this segment’s domestic products are sold and serviced directly to customers through its sales organization and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. For a general description of our international business, see “Item 1. Business - International Business” of this Report.
For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Space and Intelligence Systems
Space and Intelligence Systems provides complete Earth observation, environmental, geospatial, space protection, and intelligence solutions from advanced sensors and payloads, as well as ground processing and information analytics, for national security, defense, civil and commercial customers.
Our complete Earth observation solutions encompass comprehensive space and airborne remote sensing capabilities, from end-to-end remote sensing systems for global and regional situational awareness that enable mission success to integrated processing solutions on the ground and on airborne platforms that extract critical information and reduce time to high-confidence decisions. We specialize in airborne and space-based remote sensing payloads that offer active and motion imaging as well as data processing, exploitation and dissemination. We also develop small, affordable, high-resolution, commercial imaging systems, and our imaging systems are integral components of U.S. high-resolution commercial remote sensing satellite systems.
We provide space antenna systems and precision space structures. We are an experienced space reflector manufacturer and specialize in large, high-accuracy reflectors. From unfurlable and fixed-mesh reflector antennas to solid spot beam antennas, our solutions deliver significantly higher data rates and access greater amounts of bandwidth than standard satellite antenna technologies.

We design, develop, manufacture and integrate agile and high-performance modular, reconfigurable space payloads that maximize mission performance. We help our customers achieve their space missions more quickly and cost effectively by brokering, designing and integrating multimission satellite hosted payloads. For example, we supplied Aireon, LLC with automatic dependent surveillance-broadcast (“ADS-B”) receiver payloads that will be part of a satellite-based aircraft tracking system to enhance global air traffic control. The payloads will be hosted on the Iridium NEXT satellite constellation, but will provide a capability separate from the main mission of the constellation. We are placing additional commercial missions on the Iridium NEXT constellation by partnering with exactEarth Ltd. to track maritime vessels.
We provide quality optic solutions for industries such as aerospace, astronomy and microlithography. We manufacture a full range of precision optics and optical systems, including mirrors, mounts and metering structures, for space-based platforms as well as systems based on the ground, at sea and in the air, specializing in large precision optics. For example, we manufacture small to large optical flats for ground-based laser fusion programs, medium and large off-axis aspheric mirrors for orbiting telescopes, and a varying size range of spherical and aspherical mirrors for ground-based telescopes.
Our environmental solutions monitor and evaluate our global environment with ground-based and space-based remote sensing, change detection and data processing. We design, develop and build instruments to help measure, understand and monitor real-time weather and long-term climate cycles to support decision making for governmental agencies, scientists, businesses and policy makers. Our technologies capture, analyze and visualize data from various altitudes to improve understanding of weather and climate and enhance Earth observation. In space, advanced environmental satellite systems utilize our imagers and sounders to deliver weather and climate data back to Earth at high resolutions and speeds. On the ground, our satellite ground data processing systems, consisting of complex suites of hardware and software, receive sensor data from satellites and turn it into actionable information. Our weather ground systems, for example, are capable of handling multiple missions simultaneously across a common architecture and enable users to realize the full benefits of our new environmental imaging technology. Our climate monitoring instruments help provide a complete picture of carbon dioxide cycles and other greenhouse gases from space, air and ground.
An example of our capabilities is the solutions we provide under the National Oceanic and Atmospheric Administration (“NOAA”) Geostationary Operational Environmental Satellite - Series R (“GOES-R”) Ground and Antenna Segment weather programs. We are providing a complete, end-to-end solution to design, develop, deploy and operate the ground segment system that will receive and process satellite data and generate and distribute weather data to more than 10,000 direct users, as well as providing the command and control of operational satellites. We also are supplying antennas and control systems that will provide communication links for command, telemetry and sensor data, as well as the communication link to direct data users. As an additional example, we are providing weather payloads for satellites for NASA’s Joint Polar Satellite System program.
We provide integrated real-time, autonomous geospatial solutions, extending from image and data collection through processing, exploitation and dissemination of actionable intelligence. Our specialized capabilities include highly reliable remote sensing systems for ground, air and space; data encryption; information processing; real-time forensic and predictive analytics; and system performance modeling and simulation. We also provide ground processing and analytics solutions that map and monitor Earth for a variety of commercial and government users.
Our geospatial solutions suite of products and services are designed to make it easier and more cost effective for customers to analyze the physical environment and obtain actionable information for more informed decisions, through advanced data collection sources, innovative software tools, and high-volume, high-accuracy processing services. Examples of these advanced products and solutions include:

•	Our ENVI® image analysis software that analyzes virtually any geospatial data type;

•
Our Geiger-mode light detection and ranging (“LiDAR”) sensor, which measures distance by illuminating a target with a laser light, that makes large-scale and high-density data collections possible at affordable prices;

•	Our Jagwire™ web-based geospatial data management software that helps quickly discover data, transform it into information and deliver it to decision makers, even in low bandwidth environments;

•
Our imagery products for two of three regions for the Foundation GEOINT Content Management (“FGCM”) program under two 5-year, single-award IDIQ contracts awarded in fiscal 2014 by the National Geospatial-Intelligence Agency (“NGA”);

•
Our geospatial marketplace that offers online access to geospatial imagery and data, off-the-shelf data products such as digital elevation models and orthomosaics, and customized geospatial products for visual simulation databases or to meet customer-specific project requirements; and

•	Tracking maritime vessels and delivering robust global shipping information through access to Satellite Automated Identification System data.
In order to help our U.S. Government customers gain, maintain and exploit space superiority, we provide the full spectrum of enterprise architecture services that support the long-term planning, development, integration and sustainment of highly advanced, mission-critical space-based surveillance, communication, navigation and meteorology systems. We provide space situational awareness and design, integrate and sustain offensive and defensive space control systems. For example, we sustain, maintain and modernize large radar installations globally and provide engineering support and sustainment for ground-based systems that support U.S. missile warning, missile defense and space surveillance missions for the U.S. Air Force under the System Engineering and Sustainment Integrator (“SENSOR”) program. We also provide COTS, highly flexible, satellite mission command and control (“C2”) systems for government and commercial applications. Our satellite mission C2 systems support single-satellite missions as well as some of the largest and most complex satellite fleets deployed.
We develop, supply and integrate communication and information processing products, systems and networks for a diverse base of classified programs. Serving primarily U.S. Intelligence Community customers, including the NSA, the NGA, the National Reconnaissance Office and the Defense Intelligence Agency, we provide integrated ISR solutions that improve situational awareness, data collection accuracy and product analysis by correlating near real-time mission data and intelligence reference data for display and analysis by strategic and tactical planners and decision makers. In addition, we have advanced capabilities in the architecture, design and development of highly specialized satellite antennas, structures, phased arrays and on-board processors, which are used to enable next-generation satellite systems to provide the U.S. military and intelligence communities with strategic and tactical advantages. Although classified programs generally are not discussed in this Report, the operating results relating to classified programs are included in our Consolidated Financial Statements. We believe that the business risks associated with our classified programs do not differ materially from the business risks associated with our other U.S. Government programs.
We are a global provider of positioning, navigation and timing (“PNT”) products, systems and solutions. For example, our U.S. Global Positioning System (“GPS”) navigation systems comprise high-performance, reliable, cost-effective GPS payload, control and interference location solutions. Our navigation payload technology is an integral component of GPS satellites and supports GPS availability, accuracy and integrity. We currently are deploying advanced technologies under the GPS III program to improve the accuracy and reliability of the next generation of GPS satellites.
Revenue and Operating Income:    Revenue for our Space and Intelligence Systems segment in fiscal 2016, 2015 and 2014 was $1.899 billion, $1.007 billion and $0.966 billion, respectively. Segment operating income in fiscal 2016, 2015 and 2014 was $294 million, $142 million and $128 million, respectively. The percentage of our revenue contributed by this segment in fiscal 2016, 2015 and 2014 was 25 percent, 20 percent and 19 percent, respectively. The percentages of this segment’s revenue under contracts directly with end customers and under contracts with prime contractors in fiscal 2016 were approximately 72 percent and 28 percent, respectively. In fiscal 2016, this segment had a diverse portfolio of over 200 programs. Some of this segment’s more significant programs in fiscal 2016 included GPS, GOES-R, SENSOR, FGCM and various other classified programs. The percentages of this segment’s revenue in fiscal 2016 represented by this segment’s largest program by revenue and ten largest programs by revenue were approximately 12 percent and 56 percent, respectively. The percentage of this segment’s revenue in fiscal 2016 that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 95 percent. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business - Principal Customers; Government Contracts” of this Report.
For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Electronic Systems
Electronic Systems offers an extensive portfolio of solutions in electronic warfare, avionics, wireless technology, C4I and undersea systems, for aviation, defense and maritime applications.
We design, develop, produce and sell electronic warfare solutions for airborne, maritime and ground applications to most U.S. military service branches and to classified customers and allied nations. Our electronic warfare capabilities include threat identification, electronic countermeasures, decoys and expendables, strategic and situational support, electronic attack, passive coastal defense, radar, counter-improvised explosive device (“IED”) and border surveillance. We have provided electronic warfare solutions for strategic and tactical fixed-wing and rotary aircraft such as the F/A-18, F-16, B1-B, B-52, C-130H, MH-60, MH-47 and CV-22 aircraft, and we also provide maritime electronic support measures (“ESM”) for surface and subsurface vessels.
Examples of our airborne electronic warfare technology include sophisticated sensor fusion for multispectral situational awareness, as well as internal and podded self-protection and jamming capabilities. Examples of our maritime electronic warfare technology include ESM systems for situational awareness and threat detection, including emitter identification to support tactical decisions and indications of possible hostile intentions; integrated self-protection systems and decoys that operate at every layer of shipboard defense; and electronic attack capabilities to disrupt and deny enemy operations. An example of our ground electronic warfare technology is counter-radio controlled IED technology that protects ground forces in asymmetrical combat environments by continually scanning for threatening radio frequency signals and denying enemy use of these portions of the electromagnetic spectrum, without disrupting friendly signals and keeping lines of communication open. We also develop and supply state-of-the-art wireless voice and data products and solutions.
We design and manufacture high-performance radar systems and signal intelligence systems for both domestic and international military customers. Our core radar capabilities include air defense radars, air traffic control (“ATC”) radars and airborne multifunction radars. Our advanced radar technologies support military and domestic operation missions in homeland security, law enforcement, search and rescue, disaster relief and environmental science. We provide electronic warfare and signals intelligence systems for reconnaissance and surveillance for electronic intelligence, ESM, electronic counter measures and signals intelligence applications.
We develop advanced, custom solutions which provide our government and commercial customers with self-protection, data protection, enhanced communications and situational awareness. We specialize in satellite-based communication systems, ground electronic warfare systems, commercial wireless technologies, tagging, tracking and locating, and information assurance. To combat the anti-access/area denial (“A2/AD”) threat, we leverage an adaptive multi-platform approach to ensure that users can connect and share data globally without being constrained by terrain or distance. We integrate data devices into A2/AD-resilient architectures which provide a secure global backbone for C4ISR capabilities against sophisticated adversaries.
We have decades of experience designing, testing and integrating advanced avionics equipment, electronics and software, including cockpit communications, digital maps, processors, sensors, data buses, fiber optics, microelectronics and conformal wideband antennas. We are a supplier of avionics systems and products on a variety of aircraft platforms, including the F-35 Joint Strike Fighter (“F-35”) and the F/A-18E/F Super Hornet. For F-35 and F/A-18E/F Super Hornet aircraft, we provide high-performance, advanced avionics such as high-speed fiber optic networking and switching, intra-flight data links, image processing, digital map software and other electronic components, including Multifunction Advanced Data Link communication subsystems primarily intended for stealth platform air-to-air communications with other network nodes without revealing positions. Our advanced antenna technologies provide communication, navigation, direction-finding and electronic warfare capabilities for military aircraft.
We design and produce aircraft carriage and release equipment and weapons interface systems for fighter jets, surveillance aircraft and unmanned aerial vehicles for the U.S. military and allied forces. Our carriage and release technology provides capabilities necessary for aircraft to successfully deliver mission payloads and support a variety of aircraft stores, including weapons, sonobuoys, electronics pods, fuel tanks and even unmanned vehicles. Our racks and launchers are components on aircraft including the F-35, F-22 Raptor, F/A-18E/F Super Hornet, F-15E Strike Eagle, F-16 Fighting Falcon, P-8A Poseidon and MQ-9 Reaper. In addition to current pyrotechnic release technology, we have developed next-generation pneumatic and electronically actuated release systems. Our control electronics provide aircraft with the ability to communicate directly with smart and precision-guidance payloads and create compatibility between a wide range of stores and platforms.
We provide C4I solutions based on our major technology capabilities that include advanced ground control systems; SATCOM terminals for highly mobile, man-portable tactical, strategic fixed-site ground installation and shipboard receiver applications; and integrated battlefield management systems. Our SATCOM terminals connect forces with communication satellites to deliver mission-critical data, including high-resolution imagery and video requiring enormous bandwidth, securely and reliably to any platform. As an example, under the U.S. Army Modernization of Enterprise Terminals (“MET”) program, we developed, next-generation large satellite earth stations to provide the worldwide backbone for high-priority military communications and missile defense systems and to support IP and Dedicated Circuit Connectivity within the Global Information Grid, providing critical reach-back capability for the warfighter. We also provide integrated battlefield management systems for U.S. and allied military forces that integrate data from a variety of platforms and sensors in order to support planning and execution of operations, including terrain analysis, route management and global distribution of tactical and operational information, and to help military forces digitize their operations, providing a continuous, real-time platform for situational awareness and staff functions, including hostile and blue force tracking, radio communications, planning, personnel, intelligence, local weather and other data.
We supply to the U.S. Navy and allied navies a broad range of undersea warfare systems for maritime platforms and environments, including mine sweeping systems, shipboard command and control systems, anti-submarine warfare sonar systems, data link systems, submarine flank and passive towed arrays, and acoustic sensors for military and commercial uses. We produce influence and mechanical mine sweeping systems and mine countermeasures that detect and neutralize subsurface threats to military and commercial maritime vessels. For example, our minesweeping technologies identify and safely detonate acoustic, magnetic and multiple influence sea mines to enable naval operations and keep commercial vessels safe. Our transducer arrays used in sonar and acoustic systems support navigation and situational awareness, through search, detection, tracking and classification of targets, as well as capabilities for anti-submarine and torpedo self-defense.
As noted above, in the fourth quarter of fiscal 2016, we completed the divestiture of Aerostructures.

Revenue and Operating Income:    Revenue for our Electronic Systems segment in fiscal 2016, 2015 and 2014 was $1.530 billion, $0.584 billion and $0.420 billion, respectively. Segment operating income in fiscal 2016, 2015 and 2014 was $277 million, $97 million and $72 million, respectively. The percentage of our revenue contributed by this segment in fiscal 2016, 2015 and 2014 was 20 percent, 11 percent and 8 percent, respectively. The percentages of this segment’s revenue under contracts directly with end customers and under contracts with prime contractors in fiscal 2016 were approximately 54 percent and 46 percent, respectively. In fiscal 2016, this segment had a diverse portfolio of over 200 programs. Some of this segment’s more significant programs in fiscal 2016 included F/A-18E/F, MET and F-35. The percentages of this segment’s revenue in fiscal 2016 represented by this segment’s largest program by revenue and ten largest programs by revenue were approximately 10 percent and 48 percent, respectively. The percentage of this segment’s revenue in fiscal 2016 that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 80 percent. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business - Principal Customers; Government Contracts” of this Report.
For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Critical Networks
Critical Networks provides managed services supporting air traffic management, energy and maritime communications, and ground network operation and sustainment, as well as high-value IT and engineering services, to government and commercial customers.
Our managed services supporting air traffic management include implementing and managing large, complex programs that integrate secure, advanced, standards-based communications and information processing technologies in order to provide highly reliable, customized, mission-critical communication systems, information networks for voice, data and video and navigation and surveillance solutions that meet the most demanding needs of our customers, including the Federal Aviation Administration (“FAA”) and other civil and military air navigation service providers (“ANSPs”), airports, airlines and system integrators. Our networks and information systems for large-scale, geographically dispersed enterprises offer advanced capabilities for collecting, processing, analyzing, interpreting, displaying, distributing, storing and retrieving data.
As an example of our capabilities, we are the prime contractor and system architect for the FAA Telecommunications Infrastructure (“FTI”) program to integrate, modernize, operate and maintain the communications infrastructure for the U.S. air traffic control system. We designed and deployed, and are currently operating and maintaining, the FTI network, which is a fully operational, modern, secure and efficient network providing voice, data and video communications deployed at approximately 4,500 FAA sites across the U.S. (including administrative sites supported by the FTI network).
As part of the FAA’s Next Generation Air Transportation System (“NextGen”) initiative to transform the U.S. air traffic control system to meet future requirements, we are:

•
Transforming voice-based air traffic control to automated air traffic management under the Data Communications Integrated Services (“Datacomm”) program (including the Data Communications Network Service component);

•
Delivering systems for modern Voice Over Internet Protocol (“VoIP”) communications among air traffic controllers, pilots and ground personnel under the National Airspace System (“NAS”) Voice System contract;

•	Designing and implementing a system that provides real-time weather information across the NAS under the Common Support Services Weather program;

•
Providing enterprise-wide data sharing for a variety of critical information such as flight planning, traffic flow, surface radar and weather under a NAS Enterprise Messaging Service IDIQ contract for the Systems Wide Information Management program; and

•
Designing, building and operating a nationwide system of radio communications, telecommunications networks, IT and software to deliver highly accurate, networked, real-time surveillance data to the automated systems of the FAA, as the prime contractor on the ADS-B program to modernize from a ground-based to a satellite-based system of air traffic management.

We also have developed a number of other solutions under FAA programs, including a voice switching and control system providing the critical air-to-ground communication links between en-route aircraft and air traffic controllers throughout the continental U.S.; an integrated weather briefing and flight planning system for Alaska’s general aviation community; a meteorological data processing system that generates radar mosaic data for air traffic controller displays and delivers weather data to critical subsystems within the NAS; and a satellite-based, interfacility communication system linking the Alaskan Air Route Traffic Control Center in Anchorage with FAA facilities throughout the region.

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
Our managed services supporting space and ground networks operation and sustainment include design, operations, maintenance, lifecycle sustainment, logistics and advanced engineering services for secure systems and networks to deliver actionable information to advance government missions. For example:

•
For the Deep Space Network (“DSN”) at the Jet Propulsion Laboratory (“JPL”) and NASA, we operate and maintain the large antennas for the DSN, as well as multiple network and communication systems, several network operations centers and facilities for testing, logistics and maintenance and repair; and we provide maintenance, operations and engineering support for JPL’s Goldstone, California complex. The DSN is an international communication network that supports interplanetary, robotic spacecraft missions conducting radio, radar and astronomy observations of the solar system and beyond and that provides connectivity with the spacecraft and their data-gathering instruments.

•
We provide near-Earth spacecraft connectivity for NASA as the prime contractor on the Space Communications Network Services (“SCNS”) program for the Goddard Space Flight Center, which provides most of the communications and tracking services for a wide range of Earth-orbiting spacecraft, such as the International Space Station, the Hubble Space Telescope and the Earth Observing System satellites.

We are a global provider of end-to-end fully-managed hybrid communications network solutions to critical operations in remote and harsh locations for energy and maritime customers. Our Harris CapRock Communications One Clear Path solution provides a global infrastructure that offers teleports on six continents, network operations centers running 24 hours per day, seven days per week, a local presence in over 20 countries and hundreds of global operations and field service personnel. We actively support customer locations across North America, Central and South America, Europe, West Africa, the Middle East and the Asia-Pacific region. Our customers include major land-based and offshore energy, mining and engineering and construction companies and leading transocean shipping and cruise line companies. We focus on voice, data and networking solutions that are supported by a global managed satellite network and that connect customers’ remote sites with each other and with distant headquarters, including, for example:

•
Satellite communication services, including all shipboard equipment, onboard IT system integration and satellite bandwidth, under multi-year agreements covering over 1,000 sites operating worldwide for energy customers;

•	Data, voice and networking services to drilling ships operating in offshore Brazil and satellite communications to drilling ships operating in offshore Norway;

•	Turnkey managed satellite communications to over 450 offshore supply and commercial shipping and service vessels worldwide; and

•
Managed global satellite communication services for a major cruise line across its fleet of more than 100 cruise ships and managed global communication services for more than 30 cruise ships for another major cruise line to improve overall communications performance and enhance guest and crew experiences.

Our high-value IT and engineering services for intelligence, defense, civilian and homeland security government customers comprise a broad, end-to-end range of services encompassing designing, developing, integrating, deploying, operating and supporting secure communication networks and information systems. Specific areas of services include integrating key capabilities in cyber defense, cross-domain information sharing, broad enterprise IT applications and network and systems architecture for securely accessing, integrating and sharing sensitive data; intelligence services; advanced engineering; enduring mission support; advanced research and development support; enterprise information support; and space launch and range support. We deliver affordable, mission-critical solutions for critical networks, ISR, analytics and other complex applications. We are a systems and network integrator and have positions as a prime contractor on many U.S. Government IDIQ contract vehicles related to IT services. Examples of our IT and engineering services include the following:

•	Comprehensive operational and system maintenance support and engineering and technology enhancements for the Defense Information Systems Agency (“DISA”) Crisis Management System;

•	Enterprise IT support services to the North American Air Defense Command and the U.S. Northern Command;

•
IT integration of installation, training, help desk, passport and configuration management services for the U.S. Department of State under the Consular Affairs Support Services Contract in support of U.S. embassies and consulates around the world;

•
Serving enduring missions in military and national intelligence, strategic deterrence and defense against chemical, biological, radiological, nuclear and explosive threats, and other core defense programs; and

•
Operations and maintenance of a series of airborne radar platforms and associated infrastructure and communications under the Tethered Aerostat Radar System (“TARS”) program to provide persistent, long-range detection and monitoring (radar surveillance) capability along the United States-Mexico border, the Florida Straits and a portion of the Caribbean.

On September 27, 2014, before being acquired by Harris, Exelis completed the spin-off of part of its military and government services business into a separate company, Vectrus, Inc. (“Vectrus”). For a discussion of risks relating to the spin-off of Vectrus completed by Exelis, see “Item IA. Risk Factors” of this Report.
Revenue and Operating Income:    Revenue for our Critical Networks segment in fiscal 2016, 2015 and 2014 was $2.233 billion, $1.680 billion and $1.786 billion, respectively. Segment operating income (loss) in fiscal 2016, 2015 and 2014 was $(106) million, $131 million and $198 million, respectively. The percentage of our revenue contributed by this segment in fiscal 2016, 2015 and 2014 was 30 percent, 33 percent and 36 percent, respectively. The percentages of this segment’s revenue under contracts directly with end customers and under contracts with prime contractors in fiscal 2016 were approximately 88 percent and 12 percent, respectively. In fiscal 2016, this segment had a diverse portfolio of over 500 programs. Some of this segment’s more significant programs in fiscal 2016 included FTI, ADS-B, SCNS and various classified programs. The percentages of this segment’s revenue in fiscal 2016 represented by this segment’s largest program by revenue and ten largest programs by revenue were approximately 12 percent and 42 percent, respectively. The percentage of this segment’s revenue in fiscal 2016 that was derived outside of the U.S. was 17 percent. The percentage of this segment’s revenue in fiscal 2016 that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 78 percent. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business - Principal Customers; Government Contracts” of this Report.
In general, this segment’s domestic products are sold and serviced directly to customers through its sales organization and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. For a general description of our international business, see “Item 1. Business - International Business” of this Report.
For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
International Business
Revenue from products and services exported from the U.S., including foreign military sales, or manufactured or rendered abroad in fiscal 2016, 2015 and 2014 was $1.6 billion (22 percent of our revenue), $1.6 billion (31 percent of our revenue) and $1.5 billion (30 percent of our revenue), respectively. Most of our international sales were derived from our Communication Systems and Critical Networks segments. Direct export sales are primarily denominated in U.S. Dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Financial information regarding our domestic and international operations is contained in Note 24: Business Segments in the Notes and is incorporated herein by reference.
The majority of our international marketing activities are conducted through subsidiaries which operate in Canada, Europe, the Middle East, Central and South America, Africa and Asia. We have also established international marketing organizations and several regional sales offices. For further information regarding our international subsidiaries, see Exhibit 21 of this Report.
We utilize indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or government customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. Our dealers and distributors generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer. The percentages of our total revenue and international revenue represented by revenue from indirect sales channels in fiscal 2016, 2015 and 2014 were approximately 12 percent and 46 percent; 16 percent and 44 percent; and 13 percent and 40 percent, respectively.
Fiscal 2016 international revenue came from a large number of countries, and no single foreign country accounted for more than 5 percent of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to stay competitive in international markets, we also sometimes enter into offset agreements or recourse or vendor financing arrangements to facilitate sales to certain customers.
The particular economic, social and political conditions for business conducted outside the U.S. differ from those encountered by domestic businesses. We believe that the overall business risk for our international business as a whole is somewhat greater than that faced by our domestic businesses as a whole. A description of the types of risks to which we are subject in our international business is contained in “Item 1A. Risk Factors” of this Report. In our opinion, these risks are partially mitigated by the diversification of our international business and the protection provided by letters of credit and advance payments, progress payments and other similar payments.
Competition
We operate in highly competitive markets that are sensitive to technological advances. Many of our competitors in each of our markets are larger than we are and can maintain higher levels of expenditures for research and development. In each of our markets, we concentrate on the opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these markets are product quality and reliability; technological capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; the effectiveness of third-party sales channels in international markets; and cost-effectiveness. We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs.
In the Communication Systems segment, principal competitors include Aselsan A.S., Elbit Systems Ltd., General Dynamics Corporation, L-3 Communications Holdings, Inc., Motorola Solutions, Inc., Rockwell Collins, Inc., Raytheon Company, Rohde & Schwarz Group, Selex ES (a Finmeccanica Group company) and Thales Group.
In the Space and Intelligence Systems segment, principal competitors include BAE Systems plc, The Boeing Company, General Dynamics Corporation, L-3 Communications Holdings, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and Rockwell Collins, Inc.
In the Electronic Systems segment, principal competitors include BAE Systems plc, The Boeing Company, General Dynamics Corporation, L-3 Communications Holdings, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and Rockwell Collins, Inc.
In the Critical Networks segment, principal competitors include AT&T Inc., BAE Systems plc, The Boeing Company, CACI International, Inc., Computer Sciences Corporation, CSRA Inc., Engility Holdings, Inc., General Dynamics Corporation, Global Eagle Entertainment Inc., Leidos Holdings, Inc., Lockheed Martin Corporation, ManTech International Corporation, Northrop Grumman Corporation, Raytheon Company, RigNet, Inc. and Speedcast International Limited.
Principal Customers; Government Contracts
The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, in fiscal 2016, 2015 and 2014 was approximately 76 percent, 64 percent and 67 percent, respectively. No other customer accounted for more than 5 percent of our revenue in fiscal 2016. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report. Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Most of the sales in our Space and Intelligence Systems segment, our Electronic Systems segment and, with respect to U.S. Government programs in our Critical Networks segment, are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default based on performance.
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
Funded and Unfunded Backlog
Our total Company-wide funded and unfunded backlog in fiscal 2016, 2015 and 2014 was approximately $10.8 billion, $12.2 billion and $7.2 billion, respectively. The funded portion of this backlog in fiscal 2016, 2015 and 2014 was approximately $5.1 billion, $5.3 billion and $3.0 billion, respectively. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and development and production contracts of a cost-reimbursable or incentive nature. The level of order activity related to U.S. Government programs can be affected by timing of U.S. Government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
We define funded backlog as unfilled firm orders for products and services for which funding has been authorized and, in the case of U.S. Government agencies, appropriated. We define unfunded backlog as primarily unfilled firm contract value for which funding has not yet been authorized or, in the case of U.S. Government agencies, appropriated, including the value of contract options in cases of material contracts that have options we believe are probable of being exercised, as well as the most probable value of material sole-source IDIQ contracts awarded for a specific limited purpose. In fiscal 2017, we expect to convert to revenue approximately 68 percent of our total funded backlog as of July 1, 2016. However, we can give no assurance of such fulfillment or that our funded backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control.
Research and Development
Company-sponsored research and development costs, which included research and development for commercial products and services and independent research and development related to government products and services, as well as concept formulation studies and technology development that occurs on bid and proposal efforts, in fiscal 2016, 2015 and 2014 were approximately $309 million, $277 million and $264 million, respectively. A portion of our independent research and development costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored research and development costs not otherwise allocable are charged to expense when incurred. Company-sponsored research is directed to the development of new products and services and to building technological capability in various markets.
Customer-sponsored research and development costs are incurred pursuant to contractual arrangements, principally U.S. Government-sponsored contracts requiring us to provide a product or service meeting certain defined performance or other specifications (such as designs). This research helps strengthen and broaden our technical capabilities. Customer-sponsored research costs are accounted for principally by the cost-to-cost percentage-of-completion method and included in our revenue and cost of product sales and services.
As of July 1, 2016, we employed approximately 9,000 engineers and scientists and are continuing efforts to make the technologies developed in any of our business segments available for all other business segments.

Patents and Other Intellectual Property
We consider our patents and other intellectual property, in the aggregate, to constitute an important asset. We own a large portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property, and we routinely apply for new patents, trademarks and copyrights. We also license intellectual property to and from third parties. As of July 1, 2016, we held approximately 1,900 U.S. patents and 1,700 foreign patents, and had approximately 200 U.S. patent applications pending and 600 foreign patent applications pending. Unpatented research, development and engineering skills also make an important contribution to our business. Although our intellectual property rights in the aggregate are important to our business and the operations of our business segments, we do not consider our business or any business segment to be materially dependent on any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Report. With regard to certain patents, the U.S. Government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.
Environmental and Other Regulations
Our facilities and operations are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. The applicable environmental laws and regulations are common within the industries and markets in which we operate and serve. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our financial condition, results of operations or cash flows. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. A portion of our environmental expenditures relates to historic discontinued operations (other than CIS and Broadcast Communications) for which we have retained certain environmental liabilities. We did not spend material amounts on environmental-related capital projects in fiscal 2016, 2015 or 2014. Based on currently available information, we do not expect capital expenditures in fiscal 2017 or over the next several years to protect the environment and to comply with current environmental laws and regulations, as well as to comply with current and pending climate control legislation, regulation, treaties and accords, to be material or to have a material impact on our competitive position or financial condition, but we can give no assurance that such expenditures will not exceed current expectations, and such expenditures may increase in future years. If future treaties, laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures.
Additional information regarding environmental and regulatory matters is set forth in “Item 3. Legal Proceedings” of this Report and in Note 1: Significant Accounting Policies and Note 25: Legal Proceedings and Contingencies in the Notes.
Electronic products are subject to governmental environmental regulation in a number of jurisdictions, such as domestic and international requirements requiring end-of-life management and/or restricting materials in products delivered to customers, including the European Union’s Directive 2012/19/EU on Waste Electrical and Electronic Equipment and Directive 2011/65/EU on the Restriction of the use of certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), as amended. Other jurisdictions have adopted similar legislation. Such requirements typically are not applicable to most equipment produced by our Communication Systems, Space and Intelligence Systems and Electronic Systems segments. We believe that we have complied with such rules and regulations, where applicable, with respect to our existing products sold into such jurisdictions. We intend to comply with such rules and regulations with respect to our future products.
Wireless communications, whether radio, satellite or telecommunications, are also subject to governmental regulation. Equipment produced in our Communication Systems and Critical Networks segments, in particular, is subject to domestic and international requirements to avoid interference among users of radio and television frequencies and to permit interconnection of telecommunications equipment. Additionally, we hold licenses for our managed satellite and terrestrial communications solutions market for very small aperture terminals and satellite earth stations, which authorize operation of networks and teleports. We are also required to comply with technical operating and licensing requirements that pertain to our wireless licenses and operations. We believe that we have complied with such rules and regulations and licenses with respect to our existing products and services, and we intend to comply with such rules and regulations and licenses with respect to our future products and services. Governmental reallocation of the frequency spectrum also could impact our business, financial condition and results of operations.

Raw Materials and Supplies
Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials, such as electronic components, printed circuit boards, metals and plastics, needed for our operations and for our products. We are dependent on suppliers and subcontractors for a large number of components and subsystems and the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and to meet performance and quality specifications and delivery schedules. In some instances, we are dependent on one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. Although we have been affected by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products. On occasion, we have experienced component shortages from vendors as a result of natural disasters, or the RoHS environmental regulations in the European Union or similar regulations in other jurisdictions. These events or regulations may cause a spike in demand for certain electronic components, such as lead-free components, resulting in industry-wide supply chain shortages. As of July 1, 2016, these component shortages have not had a material adverse effect on our business. For further discussion of risks relating to subcontractors and suppliers, see “Item 1A. Risk Factors” of this Report.
Seasonality
We do not consider any material portion of our business to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of contract awards and the timing and availability of U.S. Government funding, as well as the timing of product deliveries and customer acceptance.
Employees
We had approximately 21,000 employees at the end of fiscal 2016. Approximately 93 percent of our employees as of the end of fiscal 2016 were located in the U.S. A significant number of our employees possess a U.S. Government security clearance. We also utilize a number of independent contractors. Approximately 850, or approximately 4 percent, of our U.S. employees are working under collective bargaining agreements with labor unions and worker representatives. These collective bargaining agreements will be renegotiated at various times over the next three years as they expire. Exelis and its predecessors have historically renegotiated these agreements without significant disruption to operating activities. For certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.
Website Access to Harris Reports; Available Information
General.    We maintain an Internet website at http://harris.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after these reports are electronically filed with or furnished to the U.S. Securities and Exchange Commission (the “SEC”). We also will provide the reports in electronic or paper form free of charge upon request. We also make available free of charge on our website our annual report to shareholders and proxy statement. Our website and the information posted thereon are not incorporated into this Report or any current or other periodic report that we file with or furnish to the SEC. All reports we file with or furnish to the SEC also are available free of charge via the SEC’s electronic data gathering and retrieval, or EDGAR, system available through the SEC’s website at http://www.sec.gov.
Additional information relating to our business, including our business segments, is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
Corporate Governance Guidelines and Committee Charters.    We previously adopted Corporate Governance Guidelines, which are available on the Corporate Governance section of our website at https://www.harris.com/about/corporate-governance. In addition, the charters of each of the standing committees of our Board, namely, the Audit Committee, Finance Committee, Governance and Corporate Responsibility Committee and Management Development and Compensation Committee, are also available on the Corporate Governance section of our website. A copy of the charters is also available free of charge upon written request to our Secretary at Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919.
Certifications.    We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Report. In addition, an annual CEO certification was submitted by our Chief Executive Officer to the New York Stock Exchange (“NYSE”) in November 2015 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by Harris of the NYSE’s corporate governance listing standards.

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
We are highly dependent on sales to U.S. Government customers. The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, in fiscal 2016, 2015 and 2014 was approximately 76 percent, 64 percent and 67 percent, respectively. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenue. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. We expect that a majority of the business that we seek will be awarded through competitive bidding. The U.S. Government has increasingly relied on certain types of contracts that are subject to multiple competitive bidding processes, including multi-vendor IDIQ, GWAC, General Services Administration Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. We operate in highly competitive markets and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas, and we may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors, as well as the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. Following any contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. The current competitive environment has resulted in unsuccessful bidders more frequently initiating bid protests and, in some cases, the bid protest has resulted in a portion of the work subject to the bid being awarded to the bid protester in exchange for withdrawing the bid protest. Our U.S. Government programs must compete with programs managed by other government contractors and with other policy imperatives for consideration for limited resources and for uncertain levels of funding during the budget and appropriations process. Budget and appropriations decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) and potential alternative funding arrangements. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending, could have material adverse consequences on our future business. For more information regarding sequestration, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Considerations — Industry-Wide Opportunities, Challenges and Risks” of this Report.
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
We face the risk, as does any company, of a security breach, whether through cyber attack or cyber intrusion over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or with access to systems inside our organization, or other significant disruption of our IT networks and related systems. We face an added risk of a security breach or other significant disruption of the IT networks and related systems that we develop, install, operate and maintain for certain of our customers, which may involve managing and protecting information relating to national security and other sensitive government functions or personally identifiable or protected health information. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As an advanced communications and IT solutions provider, and particularly as a government contractor, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks and related systems and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. Although we make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks due to the nature of our business and the industries in which we operate. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving these types of information and IT networks and related systems could:

•	Disrupt the proper functioning of these networks and systems and therefore our operations and/or those of certain of our customers;

•
Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or our customers, including trade secrets, which could be used to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

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
We are dependent on sales to customers outside the U.S. The percentage of our total revenue represented by revenue from products and services exported from the U.S., including foreign military sales, or manufactured or rendered abroad in fiscal 2016, 2015 and 2014 was 22 percent, 31 percent and 30 percent, respectively. Approximately 26 percent of our international business in fiscal 2016 was transacted in local currency. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is from, and a significant portion of our business activity is being conducted in, less-developed countries and sometimes in countries with unstable governments, in areas of military conflict or at military installations. We are subject to risks of doing business internationally, including:

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
We have implemented compliance controls, policies and procedures designed to prevent reckless or criminal acts from being committed by our employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, such as the FCPA, and to detect any such reckless or criminal acts committed. We cannot ensure, however, that our controls, policies and procedures will prevent or detect all such reckless or criminal acts, and we have been adversely impacted by such acts in the past. If not prevented, such reckless or criminal acts could subject us to civil or criminal investigations and monetary and non-monetary penalties and could have a material adverse effect on our ability to conduct business, our results of operations and our reputation. In addition, misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation.
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
Ongoing instability and current conflicts in global markets, including in the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geo-political events throughout the world, including the likely voluntary exit of the United Kingdom from the European Union (commonly referred to as “Brexit”), have created economic and political uncertainties that could have a material adverse effect on our business, operations and profitability. These matters cause uncertainty in the world’s financial and insurance markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate. These matters also may cause our insurance coverages and performance bonds to increase in cost, or in some cases, to be unavailable altogether.
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

•
Difficulty and expense in integrating newly acquired businesses and operations, including combining product and service offerings, and in entering into new markets in which we are not experienced, in an efficient and cost-effective manner while maintaining adequate standards, controls and procedures, and the risk that we encounter significant unanticipated costs or other problems associated with integration;

•	Difficulty and expense in consolidating and rationalizing IT infrastructure, which may include multiple legacy systems from various acquisitions and integrating software code;

•	Challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;

•	Risk that our markets do not evolve as anticipated and that the strategic acquisitions and divestitures do not prove to be those needed to be successful in those markets;

•	Risk that we assume significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties;

•	Potential loss of key employees or customers of the businesses acquired or to be divested;

•	Risk that we are not able to complete strategic divestitures on satisfactory terms and conditions or within expected timeframes; and

•	Risk of diverting the attention of senior management from our existing operations.
Disputes with our subcontractors and the inability of our subcontractors to perform, or our key suppliers to timely deliver our components, parts or services, could cause our products or services to be produced or delivered in an untimely or unsatisfactory manner.
We engage subcontractors on many of our contracts. We may have disputes with our subcontractors, including regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our products and services which we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components, subsystems and services that we require. Our supply chain could also be disrupted by external events, such as natural disasters or other significant disruptions (including extreme weather conditions, medical epidemics, acts of terrorism, cyber attacks and labor disputes), governmental actions and legislative or regulatory changes, including product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products and services to our customers. We can give no assurances that we will be free from disputes with our subcontractors, material supply problems or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and could harm our business, financial condition, results of operations and cash flows. In addition, in connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. Government. There are currently several components for which there may be only one supplier. The inability of a sole source supplier to meet our needs could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
The outcome of litigation or arbitration in which we are involved from time to time is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations and cash flows.
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
We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain of the defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, electronic warfare systems, space superiority systems, C4I systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. Other examples of unforeseen problems that could result, either directly or indirectly, in the loss of life or property or otherwise negatively affect revenue and profitability include loss on launch of spacecraft, premature failure of products that cannot be accessed for repair or replacement, problems with quality and workmanship, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. In addition, problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements. In many circumstances, we may receive indemnification from the U.S. Government. Although we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible for us to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of U.S. Government indemnity and our insurance coverage would harm our financial condition, results of operations and cash flows. Other factors that may affect revenue and profits include loss of follow-on work, and, in the case of certain contracts, liquidated damages, penalties and repayment to the customer of contract cost and fee payments we previously received. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

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
At the end of fiscal 2016, we had $4.5 billion in aggregate principal amount of outstanding debt and approximately $2.2 billion of unfunded pension liability. In the future we may increase our borrowings; however, our ability to do so will be subject to limitations imposed on us by our debt agreements. Our ability to make payments on and to refinance our indebtedness as well as any future debt that we may incur and our ability to make contributions to our unfunded pension liability, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due or make contributions to our unfunded pension liability, we may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (ii) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the defense technology industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.
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
Our operations are subject to and affected by many Federal, state, local and foreign environmental laws and regulations. In addition, we could be affected by future environmental laws or regulations, including, for example, new restrictions on materials used in our operations. Compliance with current and future environmental laws and regulations may require significant operating and capital costs. Environmental laws and regulations may authorize substantial fines and criminal sanctions as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations related to remediation of conditions in the environment. In addition, if violations of environmental laws result in our, or in one or more of our facilities, being placed on the “Excluded Parties List” maintained by the General Services Administration, we could become ineligible to receive certain contracts, subcontracts and other benefits from the Federal government or to perform work under a government contract or subcontract at any listed facility. Generally, such ineligibility would continue until the basis for the listing has been appropriately addressed. Developments such as the adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments under previously priced contracts, or financial insolvency of other responsible parties could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Our U.S. satellite and terrestrial communications solutions are currently provided on a private carrier basis and are therefore subject to a lesser degree of regulation by the U.S. Federal Communications Commission and other U.S. Federal, state and local agencies than if provided on a common carrier basis. Our international satellite and terrestrial communications solutions operations are regulated by governments of various countries other than the U.S. and by other international authorities. The regulatory regimes applicable to our international satellite and terrestrial communications solutions operations frequently require that we obtain and maintain licenses for our operations and conduct our operations in accordance with prescribed standards. Compliance with such requirements may inhibit our ability to quickly expand our operations into new countries, including in circumstances in which such expansion is required in order to provide uninterrupted service to existing customers with mobile operations as they move to new locations on short notice. Failure to comply with such regulatory requirements could subject us to various penalties or sanctions. The adoption of new laws or regulations, changes to the existing U.S. or international regulatory framework, new interpretations of the laws that apply to our operations, or the loss of, or a material limitation on, any of our material licenses could materially harm our business, financial condition, results of operations and cash flows.
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
As part of our overall strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, such assumptions and judgment may prove to have been inaccurate and unforeseen issues could arise, which could adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounted for approximately

50 percent of our recorded total assets as of July 1, 2016. We evaluate the recoverability of recorded goodwill annually, as well as when we change reporting units and when events or circumstances indicate there may be an impairment. The impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition. For additional information on accounting policies we have in place for impairment of goodwill, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 1: Significant Accounting Policies and Note 8: Goodwill in the Notes.
Some of our workforce is represented by labor unions, so our business could be harmed in the event of a prolonged work stoppage.
Approximately 850 of our U.S. employees are unionized, which represents approximately 4 percent of our employee-base at the end of fiscal 2016. As a result, we may experience work stoppages, which could adversely affect our business. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor collective bargaining agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our business, financial condition, results of operations and cash flows.
We must attract and retain key employees, and failure to do so could seriously harm us.
Our business has a continuing need to attract and retain significant numbers of skilled personnel, including personnel holding security clearances, to support our growth and to replace individuals whose employment has terminated due to retirement or other reasons. To the extent that the demand for qualified personnel exceeds supply, as has been the case from time to time in recent years, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet.
Risks Relating to the Spin-off of Vectrus Completed by Exelis
On September 27, 2014, before being acquired by Harris, Exelis completed the spin-off of Vectrus. After the spin-off, Exelis and Vectrus operated independently of each other and neither company had an ownership interest in the other. Prior to the completion of the spin-off, Exelis and Vectrus entered into a Distribution Agreement and related separation agreements that provided mechanisms for an orderly separation and govern the post-separation relationship between Exelis and Vectrus. These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations following the spin-off, including employee benefits, intellectual property, IT, insurance and tax-related assets and liabilities. The agreements also set forth Exelis’ obligation to provide Vectrus with certain temporary transition services. The agreements include the Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Transition Services Agreement and several intellectual property agreements. The following are among the risks we face in connection with the spin-off of Vectrus completed by Exelis:
We may be responsible for U.S. Federal income tax liabilities that relate to the spin-off of Vectrus completed by Exelis.
In connection with the spin-off of Vectrus, completed by Exelis prior to our acquisition of Exelis, Exelis received an opinion of tax counsel substantially to the effect that, for U.S. Federal income tax purposes, the spin-off will qualify for tax-free treatment under section 355 of the Internal Revenue Code. However, if the factual assumptions or representations made in the opinion are inaccurate or incomplete in any material respect, including those relating to the past and future conduct of our business, we will not be able to rely on the opinion. Furthermore, the opinion is not binding on the Internal Revenue Service (“IRS”) or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the opinion and such challenge could prevail. If, notwithstanding receipt of the opinion, the spin-off is determined to be taxable, we would be subject to a substantial tax liability. In addition, if the spin-off transaction is taxable, each holder of Exelis common stock who received shares of Vectrus in the spin-off would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares received, thereby potentially increasing such holder’s tax liability. Even if the Vectrus spin-off otherwise qualifies as a tax-free transaction, the distribution could be taxable to us (but not to holders of Exelis common stock who received shares of Vectrus in the spin-off) in certain circumstances if subsequent significant acquisitions of Exelis stock or the stock of Vectrus were deemed to be part of a plan or series of related transactions that include the Vectrus spin-off. In this event, the resulting tax liability could be substantial.
In connection with the Vectrus spin-off, Vectrus indemnified Exelis for certain liabilities and Exelis indemnified Vectrus for certain liabilities. This indemnity may not be sufficient to insure us against the full amount of the liabilities assumed by Vectrus and Vectrus may be unable to satisfy its indemnification obligations to us in the future.
As part of the Distribution Agreement, Exelis and Vectrus indemnified each other with respect to such parties’ assumed or retained liabilities pursuant to the Distribution Agreement and breaches of the Distribution Agreement or related separation agreements. There can be no assurance that the indemnity from Vectrus will be sufficient to protect us against the full amount of these and other liabilities, or that Vectrus will be able to fully satisfy its indemnification obligations. Third parties also could seek to hold us responsible for any of the liabilities that Vectrus has agreed to assume. Even if we ultimately succeed in recovering from Vectrus any amounts for which we are held liable, we may be temporarily required to bear those losses ourselves. In addition, performance on indemnities that Exelis provided Vectrus may be significant and could negatively impact our business. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.
The Vectrus spin-off may expose us to potential liabilities arising out of state and Federal fraudulent conveyance laws and legal distribution requirements.
The Vectrus spin-off could be challenged under various U.S. state and Federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that Exelis did not receive fair consideration or reasonably equivalent value in the spin-off, and that the spin-off left Exelis insolvent or with unreasonably small capital or that Exelis intended or believed it would incur debts beyond its ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the spin-off as a fraudulent transfer and could impose a number of different remedies, including, without limitation, returning assets or Vectrus shares to Exelis or providing Exelis with a claim for money damages against Vectrus in an amount equal to the difference between the consideration received by Exelis and the fair market value of Vectrus at the time of the spin-off.
The measure of insolvency for purposes of fraudulent conveyance laws may vary depending on which jurisdiction’s law is applied. Generally, however, an entity would be considered insolvent if the fair saleable value of its assets is less than the amount of its liabilities (including the probable amount of contingent liabilities), and such entity would be considered to have unreasonably small capital if it lacked adequate capital to conduct its business in the ordinary course and pay its liabilities as they become due. No assurance can be given as to what standard a court would apply to determine insolvency or that a court would determine that Exelis was solvent at the time of or after giving effect to the spin-off, including the distribution of Vectrus common stock.
The distribution by Exelis of the Vectrus common stock in the spin-off also could be challenged under state corporate distribution statutes. Under the Indiana Business Corporation Law, a corporation may not make distributions to its shareholders if, after giving effect to the distribution, (i) the corporation would not be able to pay its debts as they become due in the usual course of business; or (ii) the corporation’s total assets would be less than the sum of its total liabilities. No assurance can be given that a court will not later determine that the distribution by Exelis of Vectrus common stock in the spin-off was unlawful. Each of these risks could adversely affect our business, financial condition, results of operations and cash flows.
Risks Relating to the Spin-off of Exelis from ITT Corporation
In 2011, ITT Corporation (“ITT”) completed a transaction resulting in the spin-off of Exelis and Xylem, Inc. (“Xylem”). After the spin-off, Exelis, ITT and Xylem operated independently of each other and none of the companies had any ownership interest in the other. In order to govern certain ongoing relationships between Exelis, ITT and Xylem following the spin-off and to provide mechanisms for an orderly transition, Exelis, ITT and Xylem executed various agreements that govern the ongoing relationships between and among the three companies after the spin-off and provide for the allocation of employee benefits, income taxes, and certain other liabilities and obligations attributable to periods prior to the spin-off. The executed agreements include the Distribution Agreement, Benefits and Compensation Matters Agreement, Tax Matters Agreement, several real estate matters agreements and Master Transition Services Agreement.
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
Exelis’ spin-off from ITT could be challenged under various U.S. state and Federal fraudulent conveyance laws. An unpaid creditor or an entity vested with the power of such creditor (such as a trustee or debtor-in-possession in a bankruptcy) could claim that the ITT spin-off left Exelis, ITT and/or Xylem insolvent or with unreasonably small capital, or that Exelis, ITT and/or Xylem intended or believed it would incur debts beyond its ability to pay such debts as they mature and that ITT did not receive fair consideration or reasonably equivalent value in the ITT spin-off. If a court were to agree with such a plaintiff, then such court could void the ITT spin-off as a fraudulent transfer and could impose a number of different remedies, which could adversely affect our business, financial condition, results of operations and cash flows.
If we are required to indemnify ITT or Xylem in connection with the ITT spin-off of Exelis, we may need to divert cash to meet those obligations and our financial results could be negatively impacted.
Pursuant to the Distribution Agreement entered into in connection with the ITT spin-off and certain other agreements among Exelis, ITT and Xylem, ITT and Xylem agreed to indemnify Exelis from certain liabilities, and Exelis agreed to indemnify ITT and Xylem for certain liabilities as discussed further above. Indemnities that we may be required to provide ITT and Xylem may be significant and could negatively impact our business. Further, there can be no assurance that the indemnity from ITT and Xylem will be sufficient to protect us against the full amount of such liabilities, or that ITT or Xylem will be able to fully satisfy its indemnification obligations. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
We have no unresolved comments from the SEC.

ITEM 2.	PROPERTIES.
Our principal executive offices are located at owned facilities in Melbourne, Florida. As of July 1, 2016, we operated approximately 220 locations in the U.S., Canada, Europe, the Middle East, Central and South America, Africa and Asia, consisting of about 11 million square feet of manufacturing, administrative, research and development, warehousing, engineering and office space, of which we owned approximately 7 million square feet and leased approximately 4 million square feet. There are no material encumbrances on any of our owned facilities. Our leased facilities are, for the most part, occupied under leases for remaining terms ranging from one month to 10 years, a majority of which can be terminated or renewed at no longer than 5-year intervals at our option. As of July 1, 2016, we had major operations at the following locations:
Communication Systems — Rochester, New York; Lynchburg and Roanoke, Virginia; and Basingstoke, United Kingdom.
Space and Intelligence Systems — Palm Bay, Malabar and Melbourne, Florida; Rochester, New York; Fort Wayne, Indiana; and Colorado Springs, Colorado.
Electronic Systems — Palm Bay, Malabar and Melbourne, Florida; Clifton, New Jersey; Amityville, New York; and Salt Lake City, Utah.
Critical Networks — Palm Bay and Melbourne, Florida; Houston, Texas; Herndon and Alexandria, Virginia; Aberdeen, United Kingdom; Monrovia, California; and Annapolis Junction, Maryland.
Corporate — Melbourne, Florida.

The following is a summary of the approximate floor space of our offices and facilities in productive use, by segment, at July 1, 2016:

Segment	Approximate Total Sq. Ft. Owned	Approximate Total Sq. Ft. Leased	Approximate Total Sq. Ft.
		(In millions)
Communication Systems	1.5	0.7	2.2
Space and Intelligence Systems	2.4	0.9	3.3
Electronic Systems	1.5	1.3	2.8
Critical Networks	0.8	1.6	2.4
Corporate	0.3	0.1	0.4
Total	6.5	4.6	11.1
In our opinion, our facilities, whether owned or leased, are suitable and adequate for their intended purposes and have capacities adequate for current and projected needs. We frequently review our anticipated requirements for facilities and will, from time to time, acquire additional facilities, expand existing facilities and dispose of existing facilities or parts thereof, as management deems necessary. For more information about our lease obligations, see Note 19: Lease Commitments in the Notes. Our facilities and other properties are generally maintained in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS.
General.    From time to time, as a normal incident of the nature and kind of business in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At July 1, 2016, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at July 1, 2016 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
On February 4, 2013, we completed the sale of Broadcast Communications to the Buyer for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment), a $15 million subordinated promissory note (which was collected in fiscal 2014) and an earnout of up to $50 million based on future performance. Based on a dispute between us and the Buyer over the amount of the post-closing working capital adjustment, we and the Buyer previously appointed a nationally recognized accounting firm to render a final determination of such dispute. On January 29, 2016, the accounting firm rendered its final determination as to the disputed items, in which it concluded substantially in our favor and partly in the Buyer’s favor. As further discussed in Note 3: Discontinued Operations and Divestitures in the Notes, as a result of such determination and related third-party costs, we recorded a loss in discontinued operations in fiscal 2016 of $24 million ($21 million after-tax) and adjusted current liabilities of discontinued operations to $30 million.
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

U.S. Government Business.    As a U.S. Government contractor, we are engaged in supplying goods and services to the U.S. Government and its various agencies. We are therefore dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies. U.S. Government development and production contracts typically involve long lead times for design and development, are subject to significant changes in contract scheduling and may be unilaterally modified or canceled by the U.S. Government. Often these contracts call for successful design and production of complex and technologically advanced products or systems. We may participate in supplying goods and services to the U.S. Government as either a prime contractor or as a subcontractor to a prime contractor. Disputes may arise between the prime contractor and the U.S. Government or between the prime contractor and its subcontractors and may result in litigation or arbitration between the contracting parties.
Generally, U.S. Government contracts are subject to procurement laws and regulations, including the Federal Acquisition Regulation (“FAR”), which outline uniform policies and procedures for acquiring goods and services by the U.S. Government, and specific agency acquisition regulations that implement or supplement the FAR, such as the Defense Federal Acquisition Regulation Supplement. As a U.S. Government contractor, our contract costs are audited and reviewed on a continuing basis by the Defense Contract Audit Agency (“DCAA”). The DCAA also reviews the adequacy of, and a U.S. Government contractor’s compliance with, the contractor’s internal control systems and policies, including the contractor’s property, estimating, compensation and management information systems. In addition to these routine audits, from time to time, we may, either individually or in conjunction with other U.S. Government contractors, be the subject of audits and investigations by other agencies of the U.S. Government. These audits and investigations are conducted to determine if our performance and administration of our U.S. Government contracts are compliant with applicable contractual requirements and procurement and other applicable Federal laws and regulations. These investigations may be conducted without our knowledge. We are unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against us or our officers or employees. Under present U.S. Government procurement laws and regulations, if indicted or adjudged in violation of procurement or other Federal laws, a contractor, such as us, or one or more of our operating divisions or subdivisions, could be subject to fines, penalties, repayments, or compensatory or treble damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for up to three years. Suspension or debarment would have a material adverse effect on us because of our reliance on U.S. Government contracts. In addition, our export privileges could be suspended or revoked, which also would have a material adverse effect on us. For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors” of this Report.
International.    As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under U.S. export control laws and the FCPA and other similar U.S. and international laws. On April 4, 2011, we completed the acquisition of Carefx Corporation (“Carefx”) and thereby also acquired its subsidiaries, including in China (“Carefx China”). Following the closing, we became aware that certain entertainment, travel and other expenses in connection with the Carefx China operations may have been incurred or recorded improperly. In response, we initiated an internal investigation and learned that certain employees of the Carefx China operations had provided pre-paid gift cards and other gifts and payments to certain customers, potential customers, consultants, and government regulators, after which we took certain remedial actions. The results of the investigation were disclosed to our Audit Committee, Board of Directors and auditors, and voluntarily to the U.S. Department of Justice (“DOJ”) and the SEC. The SEC and DOJ initiated investigations with respect to this matter. During the second quarter of fiscal 2016, the DOJ advised us it had determined not to take any action against us related to this matter. The DOJ further advised us that its decision was based on its overall view of the evidence as to our level of acquisition due diligence and integration efforts, our voluntary disclosure to the DOJ and SEC, our remediation efforts and our cooperation throughout the investigation, which is continuing. At this time we also are continuing to cooperate with the SEC regarding its investigation. We cannot predict at this time the duration or scope of, developments in, results of, or any regulatory action or other potential consequences from, such investigation or otherwise in connection with this matter. However, based on the information available to date, we do not believe that this matter will have a material adverse effect on our financial condition, results of operations or cash flows.
Environmental Matters.    We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites, including as a result of our acquisition of Exelis. These sites are in various stages of investigation and/or remediation and in some of these proceedings our liability is considered de minimis. We have received notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, Exelis received notice in June 2014 from the

DOJ, Environment and Natural Resources Division, that it may be potentially responsible for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, the EPA issued on March 4, 2016, a record of decision selecting a remedy for the lower 8.3-mile stretch of the Lower Passaic River. The EPA’s selected remedy includes dredging the river bank to bank, installing an engineered cap and long-term monitoring. The EPA estimates the cost of the cleanup project will be $1.38 billion. On March 31, 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of their potential liability for the cost of the cleanup project but their respective allocations have not been determined. We have found no evidence that Exelis contributed any of the primary contaminants of concern to the Passaic River. We intend to vigorously defend ourselves in this matter and we believe our ultimate costs will not be material. Although it is not feasible to predict the outcome of these environmental claims, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims in existence at July 1, 2016 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age, position held with us, and principal occupation and employment during at least the past five years for each of our executive officers as of August 26, 2016, were as follows:

Name and Age	Position Currently Held and Past Business Experience
William M. Brown, 53
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

Carl D. D’Alessandro, 53
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

Robert L. Duffy, 49
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

Sheldon J. Fox, 57
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

William H. Gattle, 55
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

Rahul Ghai, 44
Senior Vice President and Chief Financial Officer since February 2016. Vice President, Finance-Integration from March 2015 to February 2016. Formerly with Aetna Inc., as Vice President, Financial Planning and Integration from August 2013 to February 2015; and Chief Financial Officer for Aetna International from May 2012 to August 2013. Before joining Aetna, Mr. Ghai held positions at UTC from 2000 to 2012, including as Vice President-Financial Planning and Analysis and Treasury for UTC’s Hamilton Sundstrand division (January 2012 to May 2012); Vice President-Financial Planning and Analysis and Operations Finance for UTC’s Fire & Security division (2009-2011); Chief Financial Officer, Americas, Fire & Security Services (2007-2009); and Director, Global Operations Finance, Fire & Security (2005-2007).

Name and Age	Position Currently Held and Past Business Experience
Dana A. Mehnert, 54
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

Scott T. Mikuen, 54
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

Todd A. Taylor, 43
Vice President, Principal Accounting Officer since May 2015. Vice President from April 2015 to May 2015. Formerly with Molex, Inc., as Vice President, Chief Accounting Officer and Corporate Controller from September 2012 to April 2015, Director of Finance and Corporate Controller from September 2010 to September 2012 and Director of Accounting from June 2008 to September 2010; with PricewaterhouseCoopers, as Internal Audit Advisory Director from March 2003 to June 2008; and with Wells Fargo, as Internal Controls Manager from September 1999 to February 2003. Mr. Taylor began his career in public accounting with RSM McGladrey in 1996.

Christopher D. Young, 56
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

Edward J. Zoiss, 51
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
Market Information and Price Range of Common Stock
Our common stock, par value $1.00 per share, is listed and traded on the NYSE, under the ticker symbol “HRS.” According to the records of our transfer agent, as of August 26, 2016, there were approximately 14,076 holders of record of our common stock. The high and low sales prices of our common stock as reported in the NYSE consolidated transaction reporting system and the cash dividends paid on our common stock for each quarterly period in our last two fiscal years are reported below:

	High	Low	Cash Dividends		High	Low	Cash Dividends
Fiscal 2016				Fiscal 2015
First Quarter	$84.78	$70.10	$0.50	First Quarter	$76.50	$66.85	$0.47
Second Quarter	$89.78	$73.72	0.50	Second Quarter	$74.27	$60.78	0.47
Third Quarter	$89.35	$70.97	0.50	Third Quarter	$79.52	$66.15	0.47
Fourth Quarter	$84.75	$73.32	0.50	Fourth Quarter	$82.79	$76.35	0.47
			$2.00				$1.88
On August 26, 2016, the last sale price of our common stock as reported in the NYSE consolidated transaction reporting system was $90.84 per share.
Dividends
The cash dividends paid on our common stock for each quarterly period in our last two fiscal years are set forth in the tables above. On August 27, 2016, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.50 per share to $.53 per share, for an annualized cash dividend rate of $2.12 per share, which was our fifteenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate in fiscal 2016, 2015 and 2014 was $2.00 per share, $1.88 per share and $1.68 per share, respectively. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that quarterly cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of quarterly cash dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.
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
The performance graph and table below compare the 5-year cumulative total shareholder return of our common stock with the comparable 5-year cumulative total returns of the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the Standard & Poor’s 500 Aerospace & Defense Index (“S&P 500 Aerospace & Defense”). The figures in the performance graph and table below assume an initial investment of $100 at the close of business on July 1, 2011 in Harris common stock, the S&P 500 and the S&P 500 Aerospace & Defense and the reinvestment of all dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
HARRIS, S&P 500 AND S&P 500 AEROSPACE & DEFENSE

HARRIS FISCAL YEAR END	2011	2012	2013	2014	2015	2016
Harris	$100	$95	$115	$181	$190	$207
S&P 500	$100	$104	$125	$156	$169	$175
S&P 500 Aerospace & Defense	$100	$96	$128	$167	$181	$203

Sales of Unregistered Securities
During fiscal 2016, we did not issue or sell any unregistered securities.

Issuer Purchases of Equity Securities
During fiscal 2016, we did not repurchase any shares of our common stock under our repurchase program. During fiscal 2015, we repurchased 2,136,362 shares of our common stock under our repurchase programs at an average price per share of $70.19, excluding commissions. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.
The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended July 1, 2016:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
Month No. 1
(April 2, 2016-April 29, 2016)
Repurchase Program (1)	—	—	—	$683,544,295
Employee Transactions (2)	34,493	$77.33	—	—
Month No. 2
(April 30, 2016-May 27, 2016)
Repurchase Program (1)	—	—	—	$683,544,295
Employee Transactions (2)	6,261	$77.74	—	—
Month No. 3
(May 28, 2016-July 1, 2016)
Repurchase Program (1)	—	—	—	$683,544,295
Employee Transactions (2)	5,296	$81.12	—	—
Total	46,050	$77.82	—	$683,544,295

*	Periods represent our fiscal months.

(1)
On August 26, 2013, we announced that on August 23, 2013, our Board of Directors approved a new share repurchase program (our “2013 Repurchase Program”) authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. As of July 1, 2016, $683,544,295 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our 2013 Repurchase Program, which does not have a stated expiration date. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

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
The following table summarizes our selected historical financial information for each of the last five fiscal years. Amounts pertaining to our results of operations are presented on a continuing operations basis. See Note 3: Discontinued Operations and Divestitures in the Notes for information regarding discontinued operations. The selected financial information shown below has been derived from our audited Consolidated Financial Statements, which for data presented for fiscal 2016 and 2015 are included elsewhere in this Report. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes, included elsewhere in this Report.

	Fiscal Years Ended
	2016 (1)	2015 (2)	2014	2013 (3)	2012 (4)

	(In millions, except per share amounts)
Results of Operations:
Revenue from product sales and services	$7,467	$5,083	$5,012	$5,112	$5,451
Cost of product sales and services	5,132	3,348	3,310	3,385	3,569
Interest expense	183	130	94	109	113
Income from continuing operations before income taxes	611	477	795	665	842
Income taxes	266	143	256	203	286
Income from continuing operations	345	334	539	462	556
Discontinued operations, net of income taxes	(21)	—	(5)	(353)	(528)
Net income	324	334	534	109	28
Noncontrolling interests, net of income taxes	—	—	1	4	3
Net income attributable to Harris Corporation	324	334	535	113	31
Average shares outstanding (diluted)	125.0	106.8	107.3	111.2	114.8
Per Share Data (Diluted) Attributable to Harris Corporation Common Shareholders:
Income from continuing operations	$2.75	$3.11	$5.00	$4.16	$4.80
Loss from discontinued operations, net of income taxes	(0.16)	—	(0.05)	(3.15)	(4.54)
Net income	2.59	3.11	4.95	1.01	0.26
Cash dividends	2.00	1.88	1.68	1.48	1.22
Financial Position at Fiscal Year-End:
Net working capital	$644	$909	$877	$651	$1,186
Net property, plant and equipment	1,015	1,165	728	653	659
Long-term debt, net	4,120	5,053	1,564	1,564	1,867
Total assets	11,996	13,127	4,919	4,845	5,576
Equity	3,057	3,402	1,825	1,561	1,946
Book value per share	24.53	27.51	17.30	14.60	17.35
 ________________________________

(1)
Results for fiscal 2016 included: (i) a $367 million non-cash charge for impairment of goodwill and other assets related to Harris CapRock Communications due to the downturn in the energy market and its impact on customer operations, (ii) $104 million for integration and other costs associated with our acquisition of Exelis in the fourth quarter of fiscal 2015, (iii) $11 million for amortization of a step-up in inventory, (iv) $48 million of charges primarily related to workforce reductions, facility consolidation and other items, (v) a net liability reduction of $101 million for certain post-employment benefit plans, and (vi) a $10 million net gain on the sale of Aerostructures. Income taxes on the above items were $49 million. Income from continuing operations included an after-tax impact of $370 million or $2.95 per diluted common share from the above items.

(2)
Results for fiscal 2015 included results of Exelis following the close of the acquisition on May 29, 2015 and a $217 million after-tax ($2.03 per diluted share) charge for transaction, financing, integration, restructuring and other costs, primarily related to our acquisition of Exelis.

(3)
Results for fiscal 2013 included an $83 million after-tax ($.74 per diluted share) charge, net of government cost reimbursement, for Company-wide restructuring and other actions, including prepayment of long-term debt, asset impairments, a write-off of capitalized software, facility consolidation, workforce reductions and other associated costs.

(4)
Results for fiscal 2012 included a $46 million after-tax ($.40 per diluted share) charge for integration and other costs in our Critical Networks segment associated with our acquisitions of CapRock Holdings, Inc. and its subsidiaries, including CapRock Communications, Inc. (collectively, “CapRock”), Schlumberger group’s Global Connectivity Services business (“Schlumberger GCS”) and Carefx.

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
The following is a list of the sections of this MD&A, together with our perspective on their contents, which we hope will assist in reading these pages:

•
Business Considerations — a general description of our business; the value drivers of our business; fiscal 2016 results of operations and liquidity and capital resources key indicators; and industry-wide opportunities, challenges and risks that are relevant to us in the defense, government and commercial markets. In this section of this MD&A, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders.

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

•
Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, funding of pension plans, common stock repurchases, dividends, capital structure and resources, contractual obligations, off-balance sheet arrangements, commercial commitments, financial risk management, impact of foreign exchange and impact of inflation.

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

BUSINESS CONSIDERATIONS
General
We generate revenue, income and cash flows by developing, manufacturing or providing, and selling advanced, technology-based solutions that solve government and commercial customers’ mission-critical challenges. As of the end of fiscal 2016, we supported customers in more than 100 countries and had approximately 21,000 employees, including approximately 9,000 engineers and scientists. We generally sell directly to our customers, the largest of which are U.S. Government customers and their prime contractors, and we utilize agents and intermediaries to sell and market some products and services, especially in international markets.
We structure our operations primarily around the products and services we sell and the markets we serve. We implemented a new organizational structure effective at the beginning of fiscal 2016, which resulted in changes to our operating segments, which are also our reportable segments and are referred to as business segments. As a result, for fiscal 2016, we reported the financial results of our continuing operations in the following four business segments:

•	Communication Systems, serving markets in tactical communications and defense and public safety networks;

•
Space and Intelligence Systems, providing complete Earth observation, environmental, geospatial, space protection, and intelligence solutions from advanced sensors and payloads, as well as ground processing and information analytics;

•	Electronic Systems, offering an extensive portfolio of solutions in electronic warfare, avionics, wireless technology, C4I and undersea systems; and

•
Critical Networks, providing managed services supporting air traffic management, energy and maritime communications, and ground network operation and sustainment, as well as high-value IT and engineering services.

The historical results, discussion and presentation of our business segments as set forth in this Report reflect the impact of these changes for all periods presented in order to present all segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheet or statements of cash flows resulting from these changes
Financial information with respect to all of our other activities, including corporate costs not allocated to our business segments or discontinued operations, is reported as part of the “Engineering, selling and administrative expenses,” “Non-operating income (loss),” “Interest income,” “Interest expense” or “Discontinued operations, net of income taxes” line items in our Consolidated Financial Statements and accompanying Notes.
Value Drivers of Our Business
In fiscal 2016, our ability to drive our business’ performance in the near-term and position the Company to create long-term value centered upon successfully integrating Exelis to maximize the benefits of the transformative acquisition while continuing to focus on our core values of operational excellence and leading through innovation, both of which are embedded in everything we do at Harris.
Our strategic focus includes:
•Capture Exelis synergies;
•Drive operational excellence;
•Optimize our portfolio to focus where technology differentiates;
•Grow our core franchises and extend into close adjacencies;
•Invest in research and development (“R&D”) to drive discriminating technology; and
•Balance capital deployment.
Our first priority is the successful integration of Exelis and we are capturing synergy savings. As a result of our disciplined execution, our synergy savings are a full year ahead of our original plan. As our integration efforts focus on driving greater cost and operational efficiencies and capturing opportunities to drive revenue growth, we continue to execute against our strategic priorities and focus on maintaining our deep customer relationships, commercializing our technology and driving operational excellence.
Our operational excellence program, Harris Business Excellence (“HBX”), is focused on streamlining processes, optimizing program execution, and increasing customer satisfaction. HBX incorporates standardized, industry-proven processes and tools based on the principles of Lean and Six Sigma. Since implementation, we have made significant strides in customer satisfaction, productivity and asset velocity through our efforts to optimize processes, eliminate waste, reduce costs and enhance quality across our Company, including in manufacturing, field operations, direct and indirect material sourcing and other supply chain areas, overhead functions and working capital initiatives. One method we use to drive continuous improvement is “value engineering” — continuously evaluating new materials, processes and technologies to insert into products already in production, helping to reduce costs and improve both quality and customer satisfaction.
An important part of our strategy to drive shareholder value is optimizing our business portfolio by focusing on investments in which technology provides differentiation. We dispassionately, objectively and aggressively assess which businesses strategically fit and are a better value to Harris, as well as which businesses may be a better value on their own or with a third party. As part of this continuous portfolio shaping in order to best position Harris to capture value, we completed the divestitures of HCS in the fourth quarter of fiscal 2015 and of Aerostructures (part of our Company as a result of our acquisition of Exelis) in the fourth quarter of fiscal 2016. We utilized proceeds from the Aerostructures divestiture to pay down debt. Going forward, we will continue to assess our portfolio with the goal of enhancing shareholder value creation.
After the integration of Exelis, we now have greater scale, complementary technologies and breadth in capabilities that enable our core franchises to enhance and expand our offerings across the value chain. We form close partnerships with our expanded customer base to enable us to deliver the highest quality products and solutions to solve our customers’ most complex challenges. We intend to grow our core franchises and capabilities by collaborating with our customers to address their evolving and growing needs through innovation.
Innovation is at the core of our success, and R&D investment represents the foundation for innovation. Our R&D investments are focused on leveraging our existing technology portfolio to introduce new solutions or expand customer-centric features and functions on existing solutions. Innovation also leads to natural extensions of our core capabilities for capturing new opportunities in adjacent markets. Innovation provides differentiation and is a key competitive advantage for our business.
In order to maximize efficiency while maintaining our technological edge, we have adopted a portfolio management approach to optimize investment in R&D at the Company level rather than the business unit level and ensure our investment is cost-effective and supports innovation across the entire Company. We introduced standardized processes and common metrics to track progress and gauge success, and established Core Technology Centers to more fully leverage R&D investment across our Company.
During fiscal 2016, we succeeded in deleveraging our balance sheet with debt prepayments, retiring $650 million of debt, approximately one-third of our three-year debt reduction goal. We did not repurchase any shares of our common stock in fiscal 2016, but with synergy savings ahead of schedule, we will rebalance our capital deployment by re-initiating share repurchases in fiscal 2017.
Key Indicators
We believe our value drivers, when implemented, will improve our financial results, including: revenue; income from continuing operations and income from continuing operations per diluted common share; income from continuing operations as a percentage of revenue; net cash provided by operating activities; return on invested capital; and return on average equity. The measure of our success is reflected in our results of operations and liquidity and capital resources key indicators as discussed below.
Fiscal 2016 Results of Operations Key Indicators:    Revenue, income from continuing operations, income from continuing operations per diluted common share and income from continuing operations as a percentage of revenue represent key measurements of our value drivers:

•	Revenue increased 47 percent to $7.5 billion in fiscal 2016 from $5.1 billion in fiscal 2015, benefiting from our acquisition of Exelis;

•
Income from continuing operations increased 3 percent to $345 million in fiscal 2016 from $334 million in fiscal 2015, primarily due to the inclusion in our operating results of Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.

•
Income from continuing operations also reflected (i) a $367 million non-cash charge for impairment of goodwill and other assets related to Harris CapRock Communications due to the downturn in the energy market and its impact on customer operations, (ii) $104 million for integration and other costs associated with our acquisition of Exelis in the fourth quarter of fiscal 2015, (iii) $11 million for amortization of a step-up in inventory, (iv) $48 million of charges primarily related to workforce reductions, facility consolidation and other items, (v) a net liability reduction of $101 million for certain post-employment benefit plans, and (vi) a $10 million net gain on the sale of Aerostructures. Income taxes on the above items were $49 million. Income from continuing operations included an after-tax impact of $370 million or $2.95 per diluted common share from the above items.

•
Income from continuing operations per diluted common share decreased 12 percent to $2.75 in fiscal 2016 from $3.11 in fiscal 2015, primarily due to the increase in the diluted common shares outstanding from shares issued in connection with our acquisition of Exelis and recording in the second quarter of fiscal 2016 the non-cash impairment charge related to Harris CapRock Communications as noted above; and

•
Income from continuing operations as a percentage of revenue decreased to 5 percent in fiscal 2016 from 7 percent in fiscal 2015, primarily due to recording in the second quarter of fiscal 2016 the non-cash impairment charge related to Harris CapRock Communications as noted above.

Refer to MD&A heading “Operations Review” below in this Report for more information.
Liquidity and Capital Resources Key Indicators:     Net cash provided by operating activities, return on invested capital, return on average equity and our consolidated total indebtedness to total capital ratio also represent key measurements of our value drivers:

•	Net cash provided by operating activities increased to $924 million in fiscal 2016 from $854 million in fiscal 2015;

•
Return on invested capital (defined as after-tax operating income from continuing operations divided by the two-point average of invested capital at the beginning and end of the fiscal year, where invested capital equals equity plus debt, less cash and cash equivalents) decreased to 6 percent in fiscal 2016 from 9 percent in fiscal 2015, primarily due to recording in the second quarter of fiscal 2016 the non-cash impairment charge related to Harris CapRock Communications as noted above and an increase in the denominator from debt and equity issued in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015;

•
Return on average equity (defined as income from continuing operations divided by the two-point average of equity at the beginning and end of the fiscal year) decreased to 11 percent in fiscal 2016 from 13 percent in fiscal 2015, primarily due to higher average equity from shares issued in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015;

•	Our consolidated total indebtedness to total capital ratio at July 1, 2016 was 60 percent, compared to our 65 percent covenant limitation under our senior unsecured revolving credit facility; and

•
Net cash used to repay borrowings decreased to $730 million in fiscal 2016 from fiscal 2015 when $954 million of net cash was used to repay borrowings including the redemption of two series of our notes.

Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” below in this Report for more information on net cash provided by operating activities and net cash provided by (used in) financing activities.
Industry-Wide Opportunities, Challenges and Risks
Department of Defense and Other U.S. Federal Markets:    U.S. Government budgets remained constrained in fiscal 2016, and we anticipate a similarly constrained spending environment in fiscal 2017. In response to fiscal and economic challenges such as rising levels of debt, an economy with restrained growth, budget uncertainty and financial deficits, the U.S. Government continues to focus on discretionary spending, entitlement programs and other fiscal and monetary policy initiatives to stimulate the economy, create jobs and reduce the deficit. In particular, the Budget Control Act of 2011 (“BCA”) established limits on discretionary spending and reduced planned defense spending by $487 billion over a ten-year period which began with Government Fiscal Year (“GFY”) 2012 (U.S. Government fiscal years begin October 1 and end September 30). In addition, the BCA provided for additional automatic spending reductions, known as sequestration, that went into effect March 1, 2013, that would have resulted in an additional $500 billion reduction to planned defense spending over a nine-year period beginning with GFY 2013.
In November 2015, the President signed into law the Bipartisan Budget Act of 2015 (“BBA 2015”), which raised the limit on the U.S. Government’s debt through March 2017 and increased the sequester caps on discretionary spending imposed by the BCA by $80 billion over GFY 2016 - 2017, providing more certainty in the near-term budget planning process. The cap on discretionary defense spending was increased by $25 billion for GFY 2016 and $15 billion for GFY 2017. In December 2015, the President signed into law the Consolidated Appropriations Act of 2016, which funded the U.S. Government through the end of September 2016. In addition, the President’s budget proposal for GFY 2017 is consistent with BBA 2015 funding which includes discretionary DoD funding of approximately $521 million in GFY 2016 and $524 million in GFY 2017 as well as an approximate $59 billion for DoD Overseas Contingency Operations (“OCO”) spending in both GFY 2016 and GFY 2017. Passing the 2-year, BBA 2015 has provided more certainty in the budget planning process for both GFY 2016 and GFY 2017 and has given the DoD flexibility in determining priorities.
Budget caps for GFYs 2018 through 2022, however, remain after the enactment of BBA 2015 as well as the across-the-board spending reduction methodology as provided under the BCA. Absent any new legislation modifying the sequester caps, there remains uncertainty regarding how, or if, sequestration cuts will be applied in GFY 2018 through GFY 2022. DoD and other agencies may have significantly less flexibility in determining priorities in these years. While recent budget actions, including an increase in DoD GFY 2016 funding of approximately four percent from GFY 2015 levels, provide a more measured and strategic approach to addressing the U.S. Government’s fiscal challenges, we anticipate that the federal budget will continue to be the subject of considerable debate, which may have a significant impact on defense spending broadly and on our specific programs.
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
State and Local:    We also provide products to state and local government agencies that are committed to protecting our homeland and public safety. The public safety market was highly competitive and dependent on state and local government budgets during fiscal 2016. Future market opportunities include upgrading aging analog infrastructure to new digital standards, as well as opportunities associated with next-generation LTE solutions for high data-rate applications, an emerging market in the early stages of development.
International:   We believe there is continuing international demand from military and government customers for tactical radios, public safety communications, electronic warfare equipment, air traffic management, electronic attack and release systems, ISR, as well as for turnkey managed satellite communications solutions for energy and maritime markets. We believe we can leverage our domain expertise and proven technology provided in the U.S. to further expand our international business.
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

OPERATIONS REVIEW
Consolidated Results of Operations

	Fiscal Years Ended
	2016	2015(A)	2016/2015 Percent Increase/ (Decrease)	2014	2015/2014 Percent Increase/ (Decrease)

	(Dollars in millions, except per share amounts)
Revenue:
Communication Systems	$1,864	$1,836	2%	$1,855	(1)%
Space and Intelligence Systems	1,899	1,007	89%	966	4%
Electronic Systems	1,530	584	162%	420	39%
Critical Networks	2,233	1,680	33%	1,786	(6)%
Corporate eliminations	(59)	(24)	146%	(15)	60%
Total revenue	7,467	5,083	47%	5,012	1%
Cost of product sales and services:
Cost of product sales	(3,141)	(1,963)	60%	(1,857)	6%
% of revenue from product sales	65%	59%		58%
Cost of services	(1,991)	(1,385)	44%	(1,453)	(5)%
% of revenue from services	75%	78%		80%
Total cost of product sales and services	(5,132)	(3,348)	53%	(3,310)	1%
% of total revenue	69%	66%		66%
Gross margin	2,335	1,735	35%	1,702	2%
% of total revenue	31%	34%		34%
Engineering, selling and administrative expenses	(1,186)	(976)	22%	(820)	19%
% of total revenue	16%	19%		16%
Impairment of goodwill and other assets	(367)	(46)	*	—	*
Non-operating income (loss)	10	(108)	*	4	*
Net interest expense	(181)	(128)	41%	(91)	41%
Income from continuing operations before income taxes	611	477	28%	795	(40)%
Income taxes	(266)	(143)	86%	(256)	(44)%
Effective tax rate	44%	30%		32%
Income from continuing operations	345	334	3%	539	(38)%
Noncontrolling interests, net of income taxes	—	—	*	1	(100)%
Income from continuing operations attributable to
Harris Corporation common shareholders	345	334	3%	540	(38)%
% of total revenue	5%	7%		11%
Discontinued operations, net of income taxes	(21)	—	*	(5)	(100)%
Net income attributable to Harris Corporation common shareholders	$324	$334	(3)%	$535	(38)%
Income from continuing operations per diluted common share attributable to Harris Corporation common shareholders	$2.75	$3.11	(12)%	$5.00	(38)%

* Not meaningful
(A) For fiscal 2015, $32 million and $14 million of “Engineering, selling and administrative expenses” and “Cost of services,” respectively, have been reclassified to the “Impairment of goodwill and other assets” line to conform with current year classification.

Revenue
Fiscal 2016 Compared With Fiscal 2015:    The increase in revenue in fiscal 2016 compared with fiscal 2015 was primarily due to the inclusion in our operating results of revenue from a full year of Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015. Revenue in fiscal 2016 also reflected weakness in our Communication Systems segment related to DoD and international tactical radio markets and our Critical Networks segment, primarily in IT services and Harris CapRock Communications energy services due to the downturn in the energy market and its impact on customer operations.
Fiscal 2015 Compared With Fiscal 2014:    The increase in revenue in fiscal 2015 compared with fiscal 2014 was primarily due to our acquisition of Exelis in the fourth quarter of fiscal 2015. Revenue in fiscal 2015 also reflected weakness in our Critical Networks segment. The $106 million decrease in revenue in our Critical Networks segment was primarily due to lower revenue from U.S. Government customers, primarily on the Navy/Marine Corps Intranet (“NMCI”) and U.S. Air Force Network Centric Solutions programs.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Gross Margin Percentage
Fiscal 2016 Compared With Fiscal 2015:    The decrease in gross margin as a percentage of revenue (“gross margin percentage”) in fiscal 2016 compared with fiscal 2015 was primarily due to a shift in the mix of contract types, toward an increased percentage of lower-margin cost-plus contracts. Additionally, the decrease in gross margin percentage in fiscal 2016 compared with fiscal 2015 reflected a lower gross margin percentage in Exelis legacy tactical radio and night vision product lines and write-downs, recorded in the second quarter of fiscal 2016, of certain assets related to restructuring programs.
Fiscal 2015 Compared With Fiscal 2014:    Gross margin percentage in fiscal 2015 compared with fiscal 2014 was essentially unchanged as the decrease in gross margin percentage in our Critical Networks segment was offset by gross margin improvements in our other segments.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
Fiscal 2016 Compared With Fiscal 2015:    The increase in engineering, selling and administrative (“ESA”) expenses in fiscal 2016 compared with fiscal 2015 was primarily due to the inclusion in our operating results of ESA expenses from a full year of Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015, $132 million of amortization of intangible assets acquired, $104 million of integration and other costs associated with the acquisition, $11 million for amortization of a step up in inventory and $48 million of charges, recorded in fiscal 2016, for restructuring and other items. These drivers of the increase in ESA expenses were partially offset by a net liability reduction of $101 million, recorded in the second quarter of fiscal 2016, for certain post-employment benefit plans. The decrease in ESA expenses as a percentage of revenue (“ESA percentage”) in fiscal 2016 compared with fiscal 2015 was primarily due to the net liability reduction for certain post-employment benefits described in the preceding sentence, lower ESA percentage from Exelis businesses and cost savings realized after our acquisition of Exelis, partially offset by the amortization, integration and other costs and charges for restructuring noted in this paragraph.
Overall Company-sponsored research and development costs were $309 million in fiscal 2016 compared with $277 million in fiscal 2015.
Fiscal 2015 Compared With Fiscal 2014:    The increase in ESA expenses and ESA percentage in fiscal 2015 compared with fiscal 2014 was primarily due to inclusion in our operating results of ESA expenses from Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015 and charges for integration, restructuring and other costs associated with our acquisition of Exelis.
Overall Company-sponsored research and development costs were $277 million in fiscal 2015 compared with $264 million in fiscal 2014.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Non-Operating Income (Loss)
Fiscal 2016 Compared With Fiscal 2015:    Non-operating income in fiscal 2016 was primarily due to a $10 million net gain on the divestiture of Aerostructures during the fourth quarter of fiscal 2016. Non-operating loss in fiscal 2015 was primarily due to $118 million of charges associated with our optional redemption on May 27, 2015 of the entire outstanding $400 million principal amount of our 5.95% Notes due December 1, 2017 and the entire outstanding $350 million principal amount of our 6.375% Notes due June 15, 2019, including a total of $5 million of unamortized debt issuance costs and discounts related to these notes that were written off in connection with our redemption of the notes. These charges were partially offset by a pre-tax gain of $9 million related to our divestiture of HCS in the fourth quarter of fiscal 2015.

Fiscal 2015 Compared With Fiscal 2014:    Non-operating loss in fiscal 2015 was primarily due to the same reasons as noted above for fiscal 2015 non-operating loss. Non-operating income in fiscal 2014 was due to net income related to intellectual property matters.
See Note 21: Non-Operating Income (Loss) in the Notes for further information.
Net Interest Expense
Fiscal 2016 Compared With Fiscal 2015:    Our net interest expense increased in fiscal 2016 compared with fiscal 2015 primarily due to higher average debt levels as a result of our issuance of $2.4 billion of debt securities and our borrowing of $1.3 billion under a term loan agreement to finance our acquisition of Exelis in fourth quarter of fiscal 2015.
Fiscal 2015 Compared With Fiscal 2014:    Our net interest expense increased in fiscal 2015 compared with fiscal 2014 primarily due to higher overall debt levels as a result of our issuance of $2.4 billion of debt securities and our borrowing of $1.3 billion under a term loan agreement to finance our acquisition of Exelis in the fourth quarter of fiscal 2015. Net interest expense in fiscal 2015 also included $18 million of debt issuance costs related to financing commitments for a senior unsecured bridge loan facility in connection with our acquisition of Exelis and $3 million of interest expense on debt securities issued by Exelis that remained outstanding.
See Note 18: Interest Expense in the Notes for further information.
Income Taxes
Fiscal 2016 Compared With Fiscal 2015:    In fiscal 2016, our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was negatively impacted by the non-deductibility for tax purposes of portions of the impairment charge described in Note 8: Goodwill in the Notes. This negative impact was partially offset by the favorable impact of:

•	Settlement of several items for amounts that were lower than previously recorded estimates;

•
Legislation enacted in the second quarter of fiscal 2016 that restored the U.S. Federal income tax credit for qualifying R&D expenses for calendar year 2015 and made the credit permanent for the periods following December 31, 2015;

•	Recognition of a tax loss, net of valuation allowances, upon the divestiture of Aerostructures;

•	State tax reductions resulting from our integration of Exelis operations; and

•	Several differences between GAAP and tax accounting related to investments.
In fiscal 2015, our effective tax rate benefited from foreign tax credits resulting from a dividend paid by a foreign subsidiary, finalizing issues with various foreign and domestic tax authorities for amounts lower than estimates previously recorded, additional deductions (primarily related to manufacturing) and additional research credits claimed on our fiscal 2014 tax return compared with our recorded estimates at the end of fiscal 2014. These benefits were partially offset in the fourth quarter by the tax cost of repatriating offshore funds, the impact of non-deductible goodwill on our divestiture of HCS and the non-deductibility of some acquisition-related costs.
Fiscal 2015 Compared With Fiscal 2014: The major discrete items from which our fiscal 2015 effective tax rate benefited are those noted for fiscal 2015 in the discussion above regarding fiscal 2016 compared with fiscal 2015. In fiscal 2014, our effective tax rate benefited from additional deductions (primarily related to manufacturing) and additional research credits claimed on our fiscal 2013 tax return compared with our recorded estimates at the end of fiscal 2013, the settlement of a state tax audit and additional permanent deductions based on recent tax litigation unrelated to us.
See Note 23: Income Taxes in the Notes for further information.
Discontinued Operations, Net of Income Taxes
Fiscal 2016 Compared With Fiscal 2015:    Discontinued operations in fiscal 2016 consisted of a $21 million after-tax increase in the loss on sale of Broadcast Communications from the final determination rendered in a dispute over the amount of the post-closing working capital adjustment to the purchase price and third-party costs related to the dispute. We did not have discontinued operations in fiscal 2015.
Fiscal 2015 Compared With Fiscal 2014:    We did not record any amounts in discontinued operations in fiscal 2015. Discontinued operations in fiscal 2014 consisted of a $7 million after-tax increase in the loss on sale of Broadcast Communications from miscellaneous adjustments for contingencies related to the disposition, partially offset by a $2 million after-tax gain on sale of the remaining assets of CIS.
See Note 3: Discontinued Operations in the Notes for further information.

Income From Continuing Operations Per Diluted Common Share Attributable to Harris Corporation Common Shareholders
Fiscal 2016 Compared With Fiscal 2015:    The decrease in income from continuing operations per diluted common share in fiscal 2016 compared with the fiscal 2015 was primarily due to the same reasons noted in the discussions above in this MD&A regarding fiscal 2016 compared with fiscal 2015 and by the increase in average common shares outstanding as a result of the issuance of shares in connection with the acquisition of Exelis.
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

Discussion of Business Segment Results of Operations
Communication Systems Segment

	2016	2015	2016/2015 Percent Increase/ (Decrease)	2014	2015/2014 Percent Increase/ (Decrease)

	(Dollars in millions)
Revenue	$1,864	$1,836	2%	$1,855	(1)%
Cost of product sales and services	(941)	(890)	6%	(902)	(1)%
Gross margin	923	946	(2)%	953	(1)%
% of revenue	50%	52%		51%
ESA expenses	(393)	(383)	3%	(379)	1%
% of revenue	21%	21%		20%
Segment operating income	$530	$563	(6)%	$574	(2)%
% of revenue	28%	31%		31%
Fiscal 2016 Compared With Fiscal 2015:    The increase in segment revenue in fiscal 2016 compared to fiscal 2015 was primarily due to the inclusion in segment operating results of Exelis operations (principally ground and airborne tactical radio and night vision operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.
Segment revenue in fiscal 2016 also reflected weakness related to DoD and international tactical radio markets. The decrease in segment gross margin percentage in fiscal 2016 compared with fiscal 2015 was primarily due to a less favorable mix among products and programs, $14 million of restructuring and other charges and lower gross margin percentage in Exelis legacy tactical radio and night vision product lines. Segment ESA percentage in fiscal 2016 was unchanged compared with fiscal 2015 primarily due to lower ESA percentage from Exelis businesses and cost savings realized after our acquisition of Exelis, offset by $6 million of charges, recorded during fiscal 2016, for restructuring and other items. The decrease in segment operating income as a percentage of revenue (“operating margin percentage”) in fiscal 2016 compared with fiscal 2015 reflected the items discussed above regarding this segment.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 52 percent in fiscal 2016.
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
The increase in segment gross margin percentage in fiscal 2015 compared with fiscal 2014 was primarily due to a more favorable mix of segment revenue within the Communication Systems segment (a higher percentage of higher-margin Tactical Communications revenue compared with Public Safety and Professional Communications revenue) and retirement of risk on a large international program. The increase in segment ESA percentage in fiscal 2015 compared with fiscal 2014 was primarily due to the impact of lower revenue. The decrease in segment operating income in fiscal 2015 compared with fiscal 2014 reflected the items discussed above regarding this segment.
Space and Intelligence Systems Segment

	2016	2015	2016/2015 Percent Increase/ (Decrease)	2014	2015/2014 Percent Increase/ (Decrease)

	(Dollars in millions)
Revenue	$1,899	$1,007	89%	$966	4%
Cost of product sales and services	(1,397)	(715)	95%	(704)	2%
Gross margin	502	292	72%	262	11%
% of revenue	26%	29%		27%
ESA expenses	(208)	(150)	39%	(134)	12%
% of revenue	11%	15%		14%
Segment operating income	$294	$142	107%	$128	11%
% of revenue	15%	14%		13%
Fiscal 2016 Compared With Fiscal 2015:    The increases in segment revenue, gross margin, ESA expenses and operating income in fiscal 2016 compared with fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations (principally geospatial intelligence solutions; integrated sensing and information systems; environmental intelligence; precision instruments and position, navigation and timing; and command, control and communication systems operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.
Segment revenue also reflected higher revenue from new classified programs, including programs in space superiority and protection, partially offset by the completion of several other classified programs. The decrease in segment gross margin percentage in fiscal 2016 compared with fiscal 2015 was due to a less favorable mix of cost-plus intelligence and space payload programs, as well as the retirement of risk on certain space programs in fiscal 2015. The decrease in segment ESA percentage in fiscal 2016 compared with fiscal 2015 was primarily due to lower ESA percentage from Exelis businesses. The increase in segment operating margin percentage in fiscal 2016 compared to fiscal 2015 reflected the items discussed above regarding this segment.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 95 percent in fiscal 2016.
Fiscal 2015 Compared With Fiscal 2014:    The increases in segment revenue, gross margin, ESA expenses and operating income in fiscal 2015 compared with fiscal 2014 were primarily due to the inclusion in segment operating results of Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.
Segment revenue also reflected higher revenue from the FGCM program, partially offset by lower revenue from the Space Network Ground Segment Sustainment (“SGSS”) program for NASA and the NOAA GOES-R Ground and Antenna Segment weather program. The increase in segment gross margin percentage in fiscal 2015 compared with fiscal 2014 was primarily due to higher revenue, continued strong program performance and a more favorable mix of programs. The increase in segment ESA expenses and ESA percentage in fiscal 2015 compared with fiscal 2014 was primarily driven by higher spending on research and development in fiscal 2015 and a favorable out-of-period adjustment related to our post-employment benefit plan in the third quarter of fiscal 2014, partially offset by the impact of higher revenue. The increases in segment operating income and operating margin percentage in fiscal 2015 compared with fiscal 2014 reflected the items discussed above regarding this segment.

Electronic Systems Segment

	2016	2015	2016/2015 Percent Increase/ (Decrease)	2014	2015/2014 Percent Increase/ (Decrease)

	(Dollars in millions)
Revenue	$1,530	$584	162%	$420	39%
Cost of product sales and services	(1,097)	(426)	158%	(309)	38%
Gross margin	433	158	174%	111	42%
% of revenue	28%	27%		26%

ESA expenses	(156)	(61)	156%	(39)	56%
% of revenue	10%	10%		9%

Segment operating income	$277	$97	186%	$72	35%

% of revenue	18%	17%		17%
Fiscal 2016 Compared With Fiscal 2015:    The increases in segment revenue, gross margin, ESA expenses and operating income in fiscal 2016 compared with fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations (principally integrated electronic warfare systems; radar, reconnaissance and undersea systems; electronic attack and release systems; specialty applications; and composites operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.
Segment revenue also reflected higher revenue from electronic warfare and counter-IED systems, partially offset by lower revenue from Commercial Broadband Satellite Program terminals. The increase in segment gross margin percentage in fiscal 2016 compared with fiscal 2015 was due to a more favorable mix of programs. The segment ESA percentage in fiscal 2016 was unchanged compared with fiscal 2015 as $5 million of charges for restructuring and other costs recorded in fiscal 2016 were offset by cost savings realized after our acquisition of Exelis. The increase in segment operating margin percentage in fiscal 2016 compared with fiscal 2015 reflected the items discussed above regarding this segment.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 80 percent in fiscal 2016.
Fiscal 2015 Compared With Fiscal 2014:    The increases in segment revenue, gross margin, ESA expenses and operating income in fiscal 2015 compared with fiscal 2014 were primarily due to the inclusion in segment operating results of Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.
Segment revenue also reflected higher revenue from the F-35 Joint Strike Fighter program and wireless products. The increase in segment gross margin percentage in fiscal 2015 compared with fiscal 2014 was primarily due to higher revenue, continued strong program performance and a more favorable mix of programs. The increase in segment ESA expenses and ESA percentage in fiscal 2015 compared with fiscal 2014 was primarily driven by higher spending on research and development in fiscal 2015 and a favorable out-of-period adjustment related to our post-employment benefit plan in the third quarter of fiscal 2014, partially offset by the impact of higher revenue. The increases in segment operating income and operating margin percentage in fiscal 2015 compared with fiscal 2014 reflected the items discussed above regarding this segment.

Critical Networks Segment

	2016	2015	2016/2015 Percent Increase/ (Decrease)	2014	2015/2014 Percent Increase/ (Decrease)

	(Dollars in millions)
Revenue	$2,233	$1,680	33%	$1,786	(6)%
Cost of product sales and services	(1,756)	(1,341)	31%	(1,418)	(5)%
Gross margin	477	339	41%	368	(8)%
% of revenue	21%	20%		21%

ESA expenses	(216)	(173)	25%	(170)	2%
% of revenue	10%	10%		10%

Impairment of goodwill and other assets	(367)	(35)	*	—	*
Segment operating income (loss)	$(106)	$131	*	$198	(34)%
% of revenue	(5)%	8%		11%

* Not meaningful
Fiscal 2016 Compared With Fiscal 2015: The increases in segment revenue, gross margin and ESA expenses in fiscal 2016 compared with fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations (principally civil and aerospace systems; command, control and communication systems; and advanced information solutions operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.
Segment revenue also reflected lower revenue in IT services from the wind-down of two major programs and lower revenue in Harris CapRock Communication’s energy market, partially offset by higher revenue from FAA NextGen modernization programs. The increase in segment gross margin percentage in fiscal 2016 compared with fiscal 2015 was primarily due to contributions from programs acquired from Exelis and improved program execution. ESA percentage in fiscal 2016 compared with fiscal 2015 was essentially unchanged as cost savings realized after the acquisition of Exelis were offset by $6 million of charges for restructuring and other costs recorded in fiscal 2016. Additionally, a $367 million non-cash charge was recorded in the segment in the second quarter of fiscal 2016 for impairment of goodwill and other assets related to Harris CapRock Communications due to the downturn in the energy market and its impact on customer operations. The segment operating loss and operating margin percentage in fiscal 2016 compared with the operating income and operating margin percentage in fiscal 2015 reflected the items discussed above in this paragraph.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 78 percent in fiscal 2016.
Fiscal 2015 Compared With Fiscal 2014: The $106 million decrease in segment revenue in fiscal 2015 compared with fiscal 2014 was primarily due to lower revenue from U.S. Government customers (primarily on the NMCI and U.S. Air Force Network Centric Solutions programs), partially offset by the inclusion in segment operating results of Exelis operations as a result of our acquisition of Exelis in fourth quarter of fiscal 2015 and higher revenue from the U.S. Department of Veteran Affairs Wi-Fi program.
The decrease in segment gross margin percentage in fiscal 2015 compared with fiscal 2014 was primarily due to lower revenue, including on the higher-margin NMCI program, as well as a $7 million charge to cost of product sales in the second quarter of fiscal 2015 for telecommunications-related taxes, representing an out-of-period adjustment for taxes in the period fiscal 2011 through fiscal 2014. The segment ESA percentage in fiscal 2015 compared with fiscal 2014 was essentially unchanged as a favorable out-of-period adjustment in the third quarter of fiscal 2014 related to our post-employment benefit plan was offset by lower general and administrative expenses from the collection of a previously reserved receivable in the second quarter of fiscal 2015, operational excellence improvements and the benefit of cost-reduction actions. The decreases in segment operating income and operating margin percentage in fiscal 2015 compared with fiscal 2014 reflected the items discussed above regarding this segment.

Unallocated Corporate Expense and Corporate Eliminations

	2016	2015	2016/2015 Percent Increase/ (Decrease)	2014	2015/2014 Percent Increase/ (Decrease)

	(Dollars in millions)
Unallocated corporate expense	$78	$199	(61)%	$77	158%
Amortization of intangible assets from Exelis Inc. acquisition	132	11	*	—	*
Corporate eliminations	3	10	(70)%	13	(23)%

* Not meaningful
Fiscal 2016 Compared With Fiscal 2015: The decrease in unallocated corporate expense in fiscal 2016 compared with fiscal 2015 was primarily due to a net liability reduction of $101 million for certain post-employment benefit plans, a $14 million decrease in acquisition-related costs associated with the acquisition of Exelis, including transaction, integration, restructuring and other costs, and cost savings realized after our acquisition of Exelis. In connection with our acquisition of Exelis, we identified approximately $1.6 billion of intangible assets. Because the acquisition benefited our entire Company as opposed to any individual segments, we recorded these intangible assets as Corporate assets and the related amortization expense as unallocated corporate expense. Amortization expense related to Exelis intangibles was $132 million for fiscal 2016, compared with $11 million for fiscal 2015
Fiscal 2015 Compared With Fiscal 2014: The increase in unallocated corporate expense in fiscal 2015 compared with fiscal 2014 was primarily due to $135 million of acquisition-related costs associated with the acquisition of Exelis, including transaction, integration, restructuring and other costs.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Fiscal Years Ended
	2016	2015	2014

	(Dollars in millions)
Net cash provided by operating activities	$924	$854	$849
Net cash used in investing activities	(1)	(3,284)	(162)
Net cash provided by (used in) financing activities	(893)	2,373	(448)
Effect of exchange rate changes on cash and cash equivalents	(24)	(23)	1

Net increase (decrease) in cash and cash equivalents	6	(80)	240
Cash and cash equivalents, beginning of year	481	561	321

Cash and cash equivalents, end of year	$487	$481	$561
Cash and cash equivalents:    The $6 million increase in cash and cash equivalents from fiscal 2015 to fiscal 2016 was primarily due to $924 million of net cash provided by operating activities, $181 million of net proceeds from the sale of businesses, $61 million of proceeds from borrowings and $44 million of proceeds from exercises of employee stock options, mostly offset by $730 million used to repay borrowings, $252 million used to pay cash dividends and $152 million used for net additions of property, plant and equipment. The $80 million decrease in cash and cash equivalents from fiscal 2014 to fiscal 2015 was primarily due to $3.186 billion used to acquire businesses, $198 million used to pay cash dividends, $150 million used to repurchase shares of our common stock, $148 million used for net additions of property, plant and equipment (including proceeds of $7 million in the first quarter of fiscal 2015 related to the sale of our Cyber Integration Center) and $55 million used for other financing activities, partially offset by $2.729 billion of net proceeds from borrowings, $854 million of net cash provided by operating activities, $47 million of proceeds from exercises of employee stock options and $43 million of net proceeds from our divestiture of HCS.
We ended fiscal 2016 with cash and cash equivalents of $487 million, and we have a senior unsecured $1 billion revolving credit facility that expires in July 2020 (all of which was available to us as of July 1, 2016). Our $487 million of cash and cash equivalents at July 1, 2016 included $110 million held by our foreign subsidiaries, of which $105 million is considered permanently reinvested. Of the $105 million, $80 million was available for use in the U.S. without incurring additional U.S. income taxes. We would be required to recognize U.S. income taxes of $10 million on the remaining $25 million if we were to repatriate such funds to the U.S., but we have no current plans to repatriate such funds.

Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facility, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity, particularly in light of our current level of debt, U.S. Government budget uncertainties and the state of global commerce and financial uncertainty.
We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repayment of our term loans and pension contributions for the next 12 months and for the reasonably foreseeable future thereafter. Our total capital expenditures in fiscal 2017 are expected to be approximately $175 million. We anticipate tax payments over the next three years to be approximately equal to our tax expense for the same period. For additional information regarding our income taxes, see Note 23: Income Taxes in the Notes. Other than those cash outlays noted in the “Contractual Obligations” discussion below in this MD&A, capital expenditures, dividend payments, payments under our term loans, repurchases of common stock and pension contributions, no other significant cash outlays are anticipated in fiscal 2017.
There can be no assurance, however, that our business will continue to generate cash flows at current levels or that the cost or availability of future borrowings, if any, under our commercial paper program or our credit facility or in the debt markets will not be impacted by any potential future credit and capital markets disruptions. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or eliminate repurchases of common stock, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government and integrated communications and information technology and services markets and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Net cash provided by operating activities:    Our net cash provided by operating activities was consistently high in fiscal 2016, 2015 and 2014, reflecting solid earnings and good working capital management. Cash flow from operations was positive in all of our business segments in fiscal 2016, 2015 and 2014.
Net cash used in investing activities:    The $3.3 billion decrease in net cash used in investing activities in fiscal 2016 compared with fiscal 2015 was primarily due to $3.2 billion in net cash used to acquire Exelis in fourth quarter of fiscal 2015. The $3.1 billion increase in net cash used in investing activities in fiscal 2015 compared with fiscal 2014 was primarily due to $3.2 billion in net cash used to acquire Exelis.
Net cash provided by (used in) financing activities:    The $3.3 billion increase in net cash flows used in financing activities in fiscal 2016 compared with fiscal 2015 was primarily due to $3.6 billion less proceeds from borrowings (primarily reflecting the debt issued in connection of our acquisition of Exelis in the fourth quarter of fiscal 2015) and $54 million more net cash used to pay dividends, partially offset by: (i) $224 million less net cash used to repay borrowings (reflecting $730 million of net cash used to repay borrowings in fiscal 2016 compared with $954 million of net cash used to repay borrowings in fiscal 2015 including the redemption of two series of our notes), (ii) $150 million less net cash used to repurchase common stock, and (iii) $39 million less net cash used in other financing activities. Net cash provided by financing activities in fiscal 2015 was $2.4 billion compared with $448 million of net cash used in financing activities in fiscal 2014. This difference of approximately $2.8 billion is primarily due to $3.7 billion in proceeds from debt issued in connection with our acquisition of Exelis, less approximately $0.9 billion of cash used to redeem our notes (as described above).
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
The Highway and Transportation Funding Act of 2014 (“HATFA”) and BBA 2015, further extended the interest rate stabilization provision of MAP-21 until 2020. We currently anticipate making total contributions to our U.S. qualified pension plans in the range of $185 million to $195 million during fiscal 2017.
Future required contributions will depend primarily on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material. We have net unfunded pension plan obligations of approximately $2.2 billion as of July 1, 2016. See Note 14: Pension and Other Postretirement Benefits in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During fiscal 2016, we did not repurchase any shares of our common stock under our 2013 Repurchase Program. During fiscal 2015, we used $150 million to repurchase 2,136,362 shares of our common stock under our 2013 Repurchase Program at an average price per share of $70.21, including commissions. In each of fiscal 2016 and fiscal 2015, $16 million in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Additionally, in fiscal 2015, we used $0.6 million to repurchase 8,000 shares of our common stock from our Rabbi Trust which is associated with our non-qualified deferred compensation plans. Shares repurchased by us are cancelled and retired.
On August 23, 2013, our Board of Directors approved our $1 billion 2013 Repurchase Program, which was in addition to our prior share repurchase program approved in 2011 (our “2011 Repurchase Program”). Our repurchases during the second quarter of fiscal 2014 used the remaining authorization under our 2011 Repurchase Program. As of July 1, 2016, we had a remaining, unused authorization of approximately $684 million under our 2013 Repurchase Program, which does not have a stated expiration date. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our repurchase programs is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.
Dividends
On August 27, 2016, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.50 per share to $.53 per share, for an annualized cash dividend rate of $2.12 per share, which was our fifteenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $2.00 per share in fiscal 2016, $1.88 per share in fiscal 2015 and $1.68 per share in fiscal 2014. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. Additional information concerning our dividends is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.
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
Short-Term Debt:    Our short-term debt at July 1, 2016 and July 3, 2015 was $15 million and $33 million, respectively, and consisted of local borrowing by international subsidiaries for working capital needs at July 1, 2016 and at July 3, 2015. We did not have borrowings outstanding under our commercial paper program at July 1, 2016 or at July 3, 2015. Our commercial paper program was supported at July 1, 2016 and July 3, 2015 by the 2015 Credit Facility.
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
As discussed in Note 13: Long-Term Debt in the Notes, on April 27, 2015, in order to fund a portion of the cash consideration and other amounts payable in connection with our acquisition of Exelis, and to fund our optional redemption of our two series of notes described above, we issued debt securities in an aggregate principal amount of $2.4 billion, comprised of several tranches with principal amounts, interest rates and maturity dates as follows:

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
Contractual Obligations
At July 1, 2016, we had contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Obligations Due by Fiscal Year

	Total	2017	2018 and 2019	2020 and 2021	After 2021
	(Dollars in millions)
Long-term debt	$4,494	$380	$865	$923	$2,326
Purchase obligations (1),(2)	1,417	1,188	199	29	1
Operating lease commitments	331	81	119	67	64
Interest on long-term debt	2,113	169	311	270	1,363
Minimum pension contributions (3)	189	189	—	—	—
Total contractual cash obligations	$8,544	$2,007	$1,494	$1,289	$3,754

(1) The purchase obligations of $1.4 billion included $251 million of purchase obligations related to cost-plus type contracts where our costs were fully reimbursable.
(2) Amounts do not include unrecognized tax benefits of $63 million.
(3) Amounts do not include pension contributions and payments beyond fiscal 2017 because such amounts had not been determined.
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

Currently we are not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we do not have any material retained or contingent interest in assets as defined above. As of July 1, 2016, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our results of operations, financial condition or cash flows.
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
Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At July 1, 2016, we had commercial commitments on outstanding surety bonds, standby letters of credit and other arrangements, as follows:

		Expiration of Commitments by Fiscal Year
	Total	2017	2018	2019	After 2019
	(Dollars in millions)
Surety bonds used for:
Bids	$9	$9	$—	$—	$—
Performance	501	362	37	41	61
	510	371	37	41	61
Standby letters of credit used for:
Down payments	18	12	—	—	6
Performance	138	81	22	—	35
Warranty	19	18	1	—	—
	175	111	23	—	41
Total commitments	$685	$482	$60	$41	$102
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
Financial Risk Management
In the normal course of business, we are exposed to risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
Foreign Exchange and Currency:    We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency (particularly with respect to the United Kingdom due to Brexit) markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at July 1, 2016 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note 20: Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates:    As of July 1, 2016, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in level of interest rates would not have had a material impact on the fair value of our long-term fixed-rate debt obligations at July 1, 2016. Additionally, there is no interest rate risk associated with these obligations on our results of operations and cash flows, because the interest rates are fixed, and because our long-term fixed-rate debt is not putable (required to be redeemed by the issuer of the debt prior to maturity).
As of July 1, 2016, we also had long-term variable-rate debt obligations of $618 million, resulting from borrowing under our senior unsecured term loan facility in connection with our acquisition of Exelis, comprised of term loans of $300 million in a 3-year tranche and $318 million in a 5-year tranche. These term loans bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk. For each tranche of term loans, we are required to make quarterly principal amortization payments equal to 2.50 percent of the $650 million initial principal amount of such tranche of the term loans. We have the ability at any time or from time to time, to voluntarily prepay term loans of either tranche in whole or in part without premium or penalty. We made $269 million and $251 million of voluntary repayments of principal on the 3-year tranche of our term loans and the 5-year tranche of our term loans, respectively, during fiscal 2016. See Note 13: Long-Term Debt in the Notes for further information.
From time to time, we also may have short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk, although we did not have any short-term variable-rate debt outstanding as of July 1, 2016. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place, temporarily funding repurchases under our share repurchase programs and temporarily funding redemption of long-term debt. The interest rate risk associated with such debt on our results of operations and cash flows is not material due to its temporary nature.
We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term fixed-rate debt obligations or on our results of operations or cash flows over the next twelve months.
Impact of Foreign Exchange
Approximately 26 percent of our international business was transacted in local currency environments in fiscal 2016 compared with 27 percent in fiscal 2015. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. As of July 1, 2016, the cumulative foreign currency translation adjustment included in shareholders’ equity was a $131 million loss compared with a $62 million loss at July 3, 2015. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2016, 2015 or 2014.
Impact of Inflation
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not materially adversely impact our gross margin, revenue or operating income in fiscal 2016, 2015 or 2014.
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

Revenue Recognition
A significant portion of our business is derived from development and production contracts. Revenue and profits related to development and production contracts are recognized using the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total costs at completion (i.e., the “cost-to-cost” method) or the ratio of actual units delivered to estimated total units to be delivered under the contract (i.e., the “units-of-delivery” method) with consideration given for risk of performance and estimated profit. The majority of the revenue in our Space and Intelligence Systems and Electronic Systems segments (and to a certain extent, revenue in our Critical Networks and Communication Systems segments) relates to development and production contracts, and the percentage-of-completion method of revenue recognition is primarily used for these contracts. Change orders, claims or other items that may change the scope of a development and production contract are included in contract value only when the value can be reliably estimated and realization is probable. Possible incentives or penalties and award fees applicable to performance on development and production contracts are considered in estimating contract value and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase earnings based solely on a single significant event generally are not recognized until the event occurs. We are party to certain contracts with incentive provisions or award fees that are subject to uncertainty until the conclusion of the contract and our customer may be entitled to reclaim and receive previous award fee payments.
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
Estimate at completion adjustments had the following impacts to operating income for the periods presented:

	2016	2015	2014

	(In millions)
Favorable adjustments	$199	$119	$91
Unfavorable adjustments	(132)	(62)	(38)
Net operating income adjustments	$67	$57	$53
There were no individual impacts to operating income due to estimate at completion adjustments in fiscal 2016, 2015 or 2014 that were material to our results of operations on a consolidated or segment basis for such periods.
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

Postretirement Benefit Plans
Former Exelis employees participate in numerous defined benefit pension and other postretirement defined benefit plans (collectively, referred to as “defined benefit plans”) in the United States, which are sponsored by Harris. The determination of projected benefit obligations and the recognition of expenses related to defined benefit pension plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination and other factors (some of which are disclosed in Note 14: Pension and Other Postretirement Benefit Plans in the Notes). Actual results that differ from our assumptions are accumulated and are generally amortized over the estimated future life or service period of the plan participants. In fiscal 2015, we adopted updated mortality tables, which resulted in an increase in the defined benefit plans’ projected benefit obligation beginning July 3, 2015 and estimated net periodic benefit cost beginning fiscal 2016.
Significant Assumptions
Management develops assumptions using relevant experience, in conjunction with market-related data for each plan. Assumptions are reviewed annually with third party consultants and adjusted as appropriate. The table included below provides the weighted average assumptions used to estimate projected benefit obligations and net periodic benefit cost as they pertain to our defined benefit pension plans.

Obligation assumptions as of:	July 1, 2016	July 3, 2015
Discount rate	3.62%	4.06%
Rate of future compensation increase	2.75%	2.76%

Cost assumptions for fiscal years:	2016	2015
Discount rate	4.06%	3.77%
Expected return on plan assets	7.91%	7.93%
Rate of future compensation increase	2.76%	2.76%

Key assumptions for the U.S. Salaried Retirement Plan (“U.S. SRP”) (our largest defined benefit plan with approximately 91% of the total projected benefit obligation) included a discount rate for obligation assumptions of 3.63% and expected return on plan assets of 8.00% for fiscal 2016, which is being reduced to 7.75% for fiscal 2017. Effective December 31, 2016, future benefit accruals under the U.S. SRP will be frozen.

Expected Return on Plan Assets
Substantially all of our plan assets are managed on a commingled basis in a master investment trust. We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we consider the plan’s actual historical annual return on assets over the past 15, 20 and 25 years and historical broad market returns over long-term time frames based on our strategic allocation, which is detailed in Note 14: Pension and Other Postretirement Benefit Plans in the Notes. Future returns are based on independent estimates of long-term asset class returns. Based on this approach, the long-term annual rate of return on assets was estimated at 7.91% and 7.93% for fiscal 2016 and 2015, respectively. In fiscal 2017, we are reducing our estimate of the long-term annual return on assets to 7.75% for the U.S. SRP as noted above and all other U.S. plans.

Discount Rate
The discount rate is used to calculate the present value of expected future benefit payments at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and generally decreases pension expense. The discount rate assumption is based on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate is determined by considering an interest rate yield curve comprising AAA/

AA bonds, with maturities between zero and thirty years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single discount rate matching the plan’s characteristics.
For fiscal 2017, we will be changing the approach used to estimate the service and interest components of net periodic benefit cost of the U.S. defined benefit plans. The new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. Historically, we estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.
We are making this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. We have accounted for this change as a change in accounting estimate and accordingly have accounted for it prospectively. Although the benefit obligation measured under this approach is unchanged, the more granular application of the spot rates is expected to reduce the fiscal 2017 service and interest costs for the U.S. defined benefit plans by approximately $46 million as a result of this change.
In tandem with our change to the alternative spot rate approach to estimate service cost and interest cost for fiscal 2017 expense, we changed, as of July 1, 2016, the underlying yield curve from a published median yield curve to our actuaries’ above median yield curve to improve our ability to make such estimates. We believe we will be better able to explain changes of individual spot rates between periods with details from our actuaries supporting the underlying yield curve. If we had continued to use a median yield curve, our projected benefit obligation would have been approximately $339 million, or 5 percent higher as of July 1, 2016.
Sensitivity Analysis
Pension Expense
A 25 basis point change in the long-term expected rate of return on plan assets and discount rate would have the following effect on the combined U.S. defined benefit pension plans’ fiscal 2017 pension expense:

	Increase/(Decrease) in Pension Expense
	25 Basis Point Increase	25 Basis Point Decrease

	(In millions)
Long-term rate of return on assets used to determine net periodic benefit cost	$(10.9)	$10.9
Discount rate used to determine net periodic benefit cost	6.6	(7.9)
Projected Benefit Obligation
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations (“PBO”) from the fair value of plan assets. The sensitivity of the PBO to changes in the discount rate varies depending on the magnitude and direction of the change in the discount rate. We estimate that a decrease of 25 basis points in the discount rate of the combined U.S. defined benefit pension plans would increase the PBO by approximately $182 million and an increase of 25 basis points would decrease the PBO by approximately $173 million.
Fair Value of Plan Assets
The plan assets of our defined benefit plans comprise a broad range of investments, including domestic and international equity securities, fixed income investments, interests in private equity and hedge funds and cash and cash equivalents.
A significant portion of our defined benefit plans asset portfolio is comprised of investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured using the valuation of the underlying investments or at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Consequently, management has estimated adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. Asset values for other positions were generally measured using market observable prices. See Note 14: Pension and Other Postretirement Benefits in the Notes for further information.
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
As of July 1, 2016, our reserve for excess and obsolete inventory was $54 million, or 11 percent of our gross inventory balance, which compares with our reserve of $83 million, or 13 percent of our gross inventory balance, as of July 3, 2015. We recorded $30 million, $7 million and $5 million in inventory write-downs that either reduced our reserve for excess and obsolete inventory or our income from continuing operations before income taxes during fiscal 2016, 2015 and 2014, respectively. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.
Goodwill
Goodwill in our Consolidated Balance Sheet as of July 1, 2016 and July 3, 2015 was $5,975 million and $6,348 million, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill using a two-step process. The first step is to identify potential impairment by comparing the fair value of each of our reporting units with its net book value, including goodwill, adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its adjusted net book value, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.
Harris CapRock Communications Impairment
Indications of potential impairment of goodwill related to Harris CapRock Communications (which is part of our Critical Networks segment) were present as of the quarter ended January 1, 2016 due to the downturn in the energy market and its impact on customer operations, which also resulted in a decrease in the fiscal 2016 outlook for Harris CapRock Communications. Consequently, we performed an interim test of Harris CapRock Communications’ goodwill for impairment as of January 1, 2016.
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
As a result of these impairment tests, we concluded that goodwill and other assets related to Harris CapRock Communications were impaired as of January 1, 2016, and we recorded an estimated non-cash impairment charge of $367 million, of which $290 million related to goodwill, in the quarter ended January 1, 2016. Most of the $367 million impairment charge is not deductible for tax purposes. See Note 23: Income Taxes in the Notes for the tax impact related to this impairment charge.
The impairment does not cause us to be in noncompliance with the covenants under our credit arrangements, and we do not expect the impairment to impact our ongoing financial performance, although no assurances can be given.

Fiscal 2014, 2015 and 2016 Impairment Tests
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
In the fourth quarter of fiscal 2014, 2015 and 2016, we performed our annual impairment tests of our reporting units’ goodwill. We completed these tests with no adjustment required to the goodwill of any of our reporting units. As of the date of our fiscal 2016 impairment test, the estimated fair values for each of our reporting units exceeded their carrying values. However, the fair value of two of our reporting units exceeded their carrying values by between 10 and 15 percent. Both reporting units include a significant concentration of businesses that were recently acquired as part of the Exelis acquisition in May 2015 and were recorded at their fair value at that time. Although no impairment exists for these reporting units, an impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of the reporting units; future deterioration of the businesses, including further weakness in IT services in our Critical Networks segment; or a sharp increase in interest rates without a corresponding increase in future revenue.
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
Our Consolidated Balance Sheet as of July 1, 2016 included deferred tax assets of $598 million and deferred tax liabilities of $9 million. This compares with deferred tax assets of $502 million and deferred tax liabilities of $12 million as of July 3, 2015. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $300 million as of July 1, 2016 and $72 million as of July 3, 2015. The increase in valuation allowance was primarily due to a capital loss incurred for tax purposes when we completed the divestiture of Aerostructures. Portions of this capital loss will produce tax benefits either through carry-back to capital gains recognized on preceding years’ filed returns or through netting with future capital gains from known sources based on current balance sheet valuations. We recorded a valuation allowance in fiscal 2016 to reflect the excess of the capital loss over these known sources of capital gains. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.
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

•
The outcome of litigation or arbitration in which we are involved from time to time is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations and cash flows.

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
In the normal course of business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. For a discussion of such policies and procedures and the related risks, see “Financial Risk Management” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report, which is incorporated by reference into this Item 7A.
In addition, we are exposed to market return fluctuations on our defined benefit pension plans and other postretirement defined benefit plans. A material adverse decline in the value of these assets and/or the discount rate for projected benefit obligations would result in a decrease in the funded status of the defined benefit pension plans and other postretirement defined benefit plans, an increase in net periodic benefit cost and an increase in required funding. To protect against declines in the discount rate (i.e., interest rates), we will continue to monitor the performance of these assets and market conditions as we evaluate the amount of our contribution for fiscal 2017, if any, which would be made in September 2016. For further information, see Note 14: Pension and Other Postretirement Benefits in the Notes, which information is incorporated by reference into this Item 7A.

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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of July 1, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of July 1, 2016.
The Company’s independent registered certified public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 64 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
We have audited the accompanying consolidated balance sheets of Harris Corporation as of July 1, 2016 and July 3, 2015, and the related consolidated statements of income, comprehensive income (loss), cash flows, and equity, for each of the three fiscal years in the period ended July 1, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation at July 1, 2016 and July 3, 2015, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended July 1, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harris Corporation’s internal control over financial reporting as of July 1, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 29, 2016 expressed an unqualified opinion thereon.
/s/         ERNST & YOUNG LLP
Orlando, Florida
August 29, 2016

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
We have audited Harris Corporation’s internal control over financial reporting as of July 1, 2016, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Harris Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Harris Corporation maintained, in all material respects, effective internal control over financial reporting as of July 1, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harris Corporation as of July 1, 2016 and July 3, 2015, and the related consolidated statements of income, comprehensive income (loss), cash flows, and equity, for each of the three fiscal years in the period ended July 1, 2016 of Harris Corporation and our report dated August 29, 2016 expressed an unqualified opinion thereon.
/s/         ERNST & YOUNG LLP
Orlando, Florida
August 29, 2016

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended
	2016	2015	2014

	(In millions, except per share amounts)
Revenue from product sales and services
Revenue from product sales	$4,827	$3,311	$3,189
Revenue from services	2,640	1,772	1,823

	7,467	5,083	5,012
Cost of product sales and services
Cost of product sales	(3,141)	(1,963)	(1,857)
Cost of services	(1,991)	(1,385)	(1,453)

	(5,132)	(3,348)	(3,310)
Engineering, selling and administrative expenses	(1,186)	(976)	(820)
Impairment of goodwill and other assets	(367)	(46)	—
Non-operating income (loss)	10	(108)	4
Interest income	2	2	3
Interest expense	(183)	(130)	(94)

Income from continuing operations before income taxes	611	477	795
Income taxes	(266)	(143)	(256)

Income from continuing operations	345	334	539
Discontinued operations, net of income taxes	(21)	—	(5)

Net income	324	334	534
Noncontrolling interests, net of income taxes	—	—	1

Net income attributable to Harris Corporation	$324	$334	$535

Amounts attributable to Harris Corporation common shareholders
Income from continuing operations	$345	$334	$540
Discontinued operations, net of income taxes	(21)	—	(5)

Net income	$324	$334	$535

Net income per common share attributable to Harris Corporation common shareholders
Basic net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$2.77	$3.15	$5.05
Discontinued operations	(0.16)	—	(0.05)

	$2.61	$3.15	$5.00
Diluted net income per common share attributable to Harris Corporation common shareholders
Continuing operations	$2.75	$3.11	$5.00
Discontinued operations	(0.16)	—	(0.05)

	$2.59	$3.11	$4.95
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	2016	2015	2014

	(In millions)
Net income	$324	$334	$534
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	(69)	(69)	34
Net unrealized gain (loss) on hedging derivatives, net of income taxes	1	(19)	(1)
Amortization of gain on treasury lock, net of income taxes	—	2	1
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	(411)	85	10
Other comprehensive income (loss), net of income taxes	(479)	(1)	44
Total comprehensive income (loss)	(155)	333	578
Comprehensive income attributable to noncontrolling interests	—	—	1
Total comprehensive income (loss) attributable to Harris Corporation	$(155)	$333	$579
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	July 1, 2016	July 3, 2015

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$487	$481
Receivables	937	1,168
Inventories	964	1,015
Income taxes receivable	62	87
Deferred compensation plan investments	14	267
Other current assets	144	165
Total current assets	2,608	3,183
Non-current Assets
Property, plant and equipment	1,015	1,165
Goodwill	5,975	6,348
Other intangible assets	1,542	1,775
Non-current deferred income taxes	598	502
Other non-current assets	258	154
Total non-current assets	9,388	9,944
	$11,996	$13,127

Liabilities and Equity
Current Liabilities
Short-term debt	$15	$33
Accounts payable	602	581
Compensation and benefits	169	255
Other accrued items	428	490
Advance payments and unearned income	319	433
Income taxes payable	11	57
Deferred compensation plan liabilities	8	267
Current portion of long-term debt	382	130
Liabilities of discontinued operations	30	28
Total current liabilities	1,964	2,274
Non-current Liabilities
Defined benefit plans	2,296	1,943
Long-term debt, net	4,120	5,053
Non-current deferred income taxes	9	12
Other long-term liabilities	550	443
Total non-current liabilities	6,975	7,451
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 124,643,407 shares at July 1, 2016 and 123,675,756 shares at July 3, 2015	125	124
Other capital	2,096	2,031
Retained earnings	1,330	1,258
Accumulated other comprehensive loss	(495)	(16)
Total shareholders’ equity	3,056	3,397
Noncontrolling interests	1	5
Total equity	3,057	3,402
	$11,996	$13,127
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended
	2016	2015	2014

	(In millions)
Operating Activities
Net income	$324	$334	$534
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	229	233	204
Amortization of intangible assets from Exelis Inc. acquisition	132	11	—
Share-based compensation	39	37	35
Qualified pension plan contributions	(174)	(1)	—
Pension income	(26)	(1)	—
Net liability reduction for certain post-employment plans	(101)	—	—
Impairment of goodwill and other assets	367	46	—
Gain on sale of businesses, net	(10)	(9)	—
Adjustment to loss on sales of business, net	20	—	—
Loss on prepayment of long-term debt	—	118	—
(Increase) decrease in:
Accounts and notes receivable	192	(17)	116
Inventories	(28)	20	50
Increase (decrease) in:
Accounts payable and accrued expenses	82	33	(50)
Advance payments and unearned income	(96)	(48)	(42)
Income taxes	(53)	45	49
Other	27	53	(47)
Net cash provided by operating activities	924	854	849

Investing Activities
Net cash paid for acquired businesses	—	(3,186)	—
Cash paid for fixed income securities	(19)	—	—
Cash paid for intangible assets	—	—	(3)
Net additions of property, plant and equipment	(152)	(148)	(201)
Proceeds from sale of businesses, net	181	43	—
Proceeds from sale of discontinued operations	—	7	42
Adjustment to proceeds from sales of businesses, net	(11)	—	—
Net cash used in investing activities	(1)	(3,284)	(162)

Financing Activities
Proceeds from borrowings, net of issuance costs	61	3,683	34
Repayments of borrowings	(730)	(954)	(134)
Proceeds from exercises of employee stock options	44	47	141
Repurchases of common stock	—	(150)	(300)
Cash dividends	(252)	(198)	(180)
Other financing activities	(16)	(55)	(9)
Net cash provided by (used in) financing activities	(893)	2,373	(448)
Effect of exchange rate changes on cash and cash equivalents	(24)	(23)	1

Net increase (decrease) in cash and cash equivalents	6	(80)	240

Cash and cash equivalents, beginning of year	481	561	321

Cash and cash equivalents, end of year	$487	$481	$561
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

	(In millions, except per share amounts)
Balance at June 28, 2013	$107	$433	$1,080	$(59)	$—	$1,561
Net income (loss)	—	—	535	—	(1)	534
Other comprehensive income	—	—	—	44	—	44
Shares issued under stock incentive plans	3	138	—	—	—	141
Share-based compensation expense	—	35	—	—	—	35
Repurchases and retirement of common stock	(4)	(97)	(209)	—	—	(310)
Cash dividends ($1.68 per share)	—	—	(180)	—	—	(180)

Balance at June 27, 2014	106	509	1,226	(15)	(1)	1,825
Net income	—	—	334	—	—	334
Other comprehensive loss	—	—	—	(1)	—	(1)
Shares issued under stock incentive plans	1	46	—	—	—	47
Shares issued to acquire new businesses	19	1,508	—	—	—	1,527
Share-based compensation expense	—	37	—	—	—	37
Equity issuance costs	—	(9)	—	—	—	(9)
Repurchases and retirement of common stock	(2)	(60)	(104)	—	—	(166)
Cash dividends ($1.88 per share)	—	—	(198)	—	—	(198)
Other activity related to noncontrolling interests	—	—	—	—	6	6

Balance at July 3, 2015	124	2,031	1,258	(16)	5	3,402
Net income	—	—	324	—	—	324
Other comprehensive loss	—	—		(479)	—	(479)
Shares issued under stock incentive plans	1	43	—	—	—	44
Share-based compensation expense	—	37	—	—	—	37
Repurchases and retirement of common stock	—	(15)	—	—	—	(15)
Cash dividends ($2.00 per share)	—	—	(252)	—	—	(252)
Other activity related to noncontrolling interests	—	—	—	—	(4)	(4)

Balance at July 1, 2016	$125	$2,096	$1,330	$(495)	$1	$3,057
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
We implemented a new organizational structure effective at the beginning of fiscal 2016, which resulted in changes to our operating segments, which are also our reportable segments and are referred to as our business segments. The historical results, discussion and presentation of our business segments as set forth in our Consolidated Financial Statements and these Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from these changes.
On April 8, 2016, we completed the divestiture of our composite aerostructures business (“Aerostructures”). Aerostructures was a part of our company as a result of our acquisition of Exelis Inc. (collectively with its subsidiaries, “Exelis”) in May 2015. The operating results of Aerostructures through the date of divestiture are reported as part of our Electronic Systems segment.
See Note 3: Discontinued Operations and Divestitures for more information regarding divestitures, as well as information regarding discontinued operations. As further discussed therein, we recorded a loss in discontinued operations in fiscal 2016 based on a final determination rendered in a dispute over the amount of the post-closing working capital adjustment to the purchase price for our former broadcast communications operation (“Broadcast Communications”), which we sold on February 4, 2013. We did not restate our historical financial results of operations to account for Broadcast Communications as discontinued operations for fiscal 2015 as presented in this Report because the amounts were not material. Unless otherwise specified, disclosures in these Notes relate solely to our continuing operations.
Use of Estimates — Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and require management to make estimates and assumptions that affect the amounts reported in the accompanying Consolidated Financial Statements and these Notes and related disclosures. These estimates and assumptions are based on experience and other information available prior to issuance of the Consolidated Financial Statements. Materially different results can occur as circumstances change and additional information becomes known.
Fiscal Year — Our fiscal year ends on the Friday nearest June 30. Fiscal 2016 included 52 weeks, fiscal 2015 included 53 weeks and fiscal 2014 included 52 weeks.
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
Property, Plant and Equipment — Property, plant and equipment are carried on the basis of cost and include software capitalized for internal use. Depreciation of buildings, machinery and equipment is computed by the straight-line and accelerated methods. The estimated useful lives of buildings, including leasehold improvements, generally range between 2 and 45 years. The estimated useful lives of machinery and equipment generally range between 2 and 10 years. Amortization of internal-use software begins when the software is put into service and is based on the expected useful life of the software. The useful lives over which we amortize internal-use software generally range between 3 and 10 years. See Note 7: Property, Plant and Equipment for additional information regarding property, plant and equipment.
Goodwill — Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill using a two-step process. The first step is to identify potential impairment by comparing the fair value of each of our reporting units with its net book value, including goodwill, adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its adjusted net book value, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. See Note 8: Goodwill and Note 4: Business Combinations for additional information regarding goodwill.
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
Other Assets and Liabilities — No assets within the “Other current assets” line item in our Consolidated Balance Sheet exceeded 5 percent of our total current assets as of July 1, 2016 or July 3, 2015. No assets within the “Other non-current assets” line item in our Consolidated Balance Sheet exceeded 5 percent of our total assets as of July 1, 2016 or July 3, 2015. No accrued liabilities or expenses within the “Other accrued items” or “Other long-term liabilities” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current liabilities or total liabilities, respectively, as of July 1, 2016 or July 3, 2015.
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
Warranties — On development and production contract sales in our Space and Intelligence Systems, Electronic Systems and Critical Networks segments, the value or price of our warranty is generally included in the contract and funded by the customer. A provision for warranties is built into the estimated program costs when determining the profit rate to accrue when applying the cost-to-cost percentage-of-completion revenue recognition method. Warranty costs, as incurred, are charged to the specific program’s cost, and both revenue and cost are recognized at that time. Factors that affect the estimated program cost for warranties include terms of the contract, complexity of the delivered product or service, number of installed units, historical experience and management’s assumptions regarding anticipated rates of warranty claims and cost per claim.
On product sales in all our segments, we provide for future standard warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending on the product sold, customer and country in which we do business. In the case of products sold by us, our warranties start from the shipment, delivery or customer acceptance date and continue as follows:

Segment	Average Warranty Period
Communication Systems	One to five years
Space and Intelligence Systems	One to two years
Electronic Systems	One to two years
Critical Networks	One to five years
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
Restructuring Charges — We record restructuring charges for sales or terminations of product lines, closures or relocations of business activities, changes in management structure, and fundamental reorganizations that affect the nature and focus of operations. Such charges include termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. We record these charges at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period. These charges are included as a component of the “Cost of product sales” and “Engineering, selling and administrative expenses” line items in our Consolidated Statement of Income.
In fiscal 2016, we recorded restructuring charges of $48 million for workforce reductions, facility consolidation and other costs, substantially all of which were included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. As of the end of fiscal 2016, we had recorded liabilities of $57 million associated with these restructuring actions, of which the majority will be paid within the next twelve months.
In fiscal 2015, in connection with the acquisition of Exelis, we incurred restructuring charges of $57 million for workforce reductions (including severance and other employee-related exit costs) and $14 million for facility consolidation and contract terminations, substantially all of which were included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. This resulted in charges of $65 million recorded at our corporate headquarters (related to the Exelis acquisition), $3 million in our Communication Systems segment, and $3 million in our Critical Networks segment.

Acquisition-Related Charges — In fiscal 2016, in connection with the acquisition of Exelis, we recorded $115 million of charges at our corporate headquarters for integration and other costs (including $11 million for amortization of a step up in inventory), which were recorded in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income.
In fiscal 2015, in connection with the acquisition of Exelis, we recorded $281 million of charges at our corporate headquarters, consisting of financing, restructuring, integration, transaction and other costs as follows:

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

•	$65 million of restructuring costs as discussed in the “Restructuring Charges” section above;

•	$34 million of integration costs, recognized as incurred;

•	$23 million of transaction costs, recognized as incurred; and

•	$13 million of other costs, including impairments of capitalized software (see “Long-Lived Assets, Including Finite-Lived Intangible Assets” in this Note above for additional information).
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
Development and production contracts are combined when specific aggregation criteria are met. Criteria generally include closely interrelated activities performed for a single customer within the same economic environment. Development and production contracts are generally not segmented. If development and production contracts are segmented, we have determined that they meet specific segmenting criteria. Change orders, claims or other items that may change the scope of a development and production contract are included in contract value only when the value can be reliably estimated and realization is probable. Possible incentives or penalties and award fees applicable to performance on development and production contracts are considered in estimating contract value and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase earnings based solely on a single significant event are generally not recognized until the event occurs. We are party to certain contracts with incentive provisions or award fees that are subject to uncertainty until the conclusion of the contract and our customer may be entitled to reclaim and receive previous award fee payments.
Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimated total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income by $67 million ($.33 per diluted share) in fiscal 2016, $57 million ($.37 per diluted share) in fiscal 2015 and $53 million ($.33 per diluted share) in fiscal 2014.
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
Multiple-Element Arrangements:    We have entered into arrangements other than development and production contracts that require the delivery or performance of multiple deliverables or elements under a bundled sale. These arrangements are most prevalent in our Communication Systems and Critical Networks segments. For example, in our Communication Systems segment, in addition to delivering secure tactical radios and accessories, we may be required to perform or provide installation, design and development solutions for custom communication infrastructures, and extended warranties.
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
Other:    Net income or expense related to intellectual property matters is included as a component of the “Non-operating income (loss)” line item in our Consolidated Statement of Income and is recognized on the basis of terms specified in contractual agreements. Shipping and handling fees billed to customers are included in the “Revenue from product sales” line item in our Consolidated Statement of Income and the associated costs are included in the “Cost of product sales” line item in our Consolidated Statement of Income. Also, we record taxes collected from customers and remitted to governmental authorities on a net basis in that they are excluded from revenue.

Retirement and Post-Employment Benefits — Defined benefit plans that we sponsor are accounted for as defined benefit pension and other postretirement defined benefit plans (collectively referred to as “defined benefit plans”). Accordingly, the funded or unfunded position of each defined benefit plan is recorded on our Consolidated Balance Sheet. Actuarial gains and losses and prior service costs or credits that have not yet been recognized through income are recorded in “accumulated other comprehensive loss” within equity, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to defined benefit plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination and healthcare inflation trend rates. Management develops each assumption using relevant company experience in conjunction with market-related data. Actuarial assumptions are reviewed annually with third-party consultants and adjusted as appropriate. For the recognition of net periodic benefit cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last five years, to be phased in over five years from June 30, 2015. Actual results that differ from our assumptions are accumulated and generally amortized over the estimated future lives or service periods of the participants. The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date. The measurement date for valuing defined benefit plan assets and obligations is the end of the month closest to our fiscal year end.
For fiscal 2017, we will be changing the approach used to estimate the service and interest components of net periodic benefit cost of the U.S. defined benefit plans. The new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. Historically, we estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.
We are making this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. We have accounted for this change as a change in accounting estimate and accordingly have accounted for it prospectively. Although the benefit obligation measured under this approach is unchanged, the more granular application of the spot rates is expected to reduce the fiscal 2017 service and interest costs for the U.S. defined benefit plans by approximately $46 million as a result of this change.
In tandem with our change to the alternative spot rate approach to estimate service cost and interest cost for fiscal 2017 expense, we changed, as of July 1, 2016, the underlying yield curve from a published median yield curve to our actuaries’ above median yield curve to improve our ability to make such estimates. We believe we will be better able to explain changes of individual spot rates between periods with details from our actuaries supporting the underlying yield curve. If we had continued to use a median yield curve, our projected benefit obligation would have been approximately $339 million, or 5 percent higher as of July 1, 2016.
See Note 14: Pension and Other Postretirement Benefits for additional information regarding our defined benefit plans.
We also provide retirement benefits to many of our U.S.-based employees through defined contribution retirement plans, including 401(k) plans and certain non-qualified deferred compensation plans. The defined contribution retirement plans have matching and savings elements. Company contributions to the retirement plans are based on employees’ savings with no other funding requirements. We may make additional contributions to the retirement plans at our discretion. Retirement and postretirement benefits also include unfunded limited healthcare plans for U.S.-based retirees and employees on long-term disability. We estimate benefits for these plans using actuarial valuations that are based in part on certain key assumptions we make, including the discount rate, the expected long-term rate of return on plan assets, the rates of increase in future compensation levels, healthcare cost trend rates and employee turnover and mortality, each appropriately based on the nature of the plans. We accrue the cost of these benefits during an employee’s active service life, except in the case of our healthcare plans for disabled employees, the costs of which we accrue when the disabling event occurs.
Environmental Expenditures — We capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue environmental expenses resulting from existing conditions that relate to past or current operations. Our accruals for environmental expenses are recorded on a site-by-site basis when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies available to us. Our accruals for environmental expenses represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees, and are reviewed periodically, at least annually at the year-end balance sheet date, and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. If the timing and amount of future cash payments for environmental liabilities are fixed or reliably determinable, we generally discount such cash flows in estimating our accrual.

As of July 1, 2016, we were named, and continue to be named, as a potentially responsible party at 61 sites where future liabilities could exist. These sites included 4 sites owned by us, 48 sites associated with our former locations or operations and 9 hazardous waste treatment, storage or disposal facility sites not owned by us that contain hazardous substances allegedly attributable to us from past operations.
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was approximately $106 million, consisting of (1) approximately $99 million for environmental liabilities related to Exelis operations; and (2) approximately $7 million for other environmental liabilities, which we recorded on a discounted basis, using a 1.46 percent discount rate, because the associated payment stream is relatively certain, and for which the estimated aggregate undiscounted amount that will be incurred over the next 10 years is approximately $8 million, with estimated payments for the next five years of approximately $0.7 million per year and an aggregate amount thereafter of approximately $4 million. In each case, the current portion of our estimated environmental liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet.
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
Financial Guarantees and Commercial Commitments — Financial guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. As of July 1, 2016, there were no such contingent commitments accrued for in our Consolidated Balance Sheet.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers.
Financial Instruments and Risk Management — In the normal course of business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We recognize all derivatives in our Consolidated Balance Sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. We do not hold or issue derivatives for trading purposes. See Note 20: Derivative Instruments and Hedging Activities for additional information regarding our use of derivative instruments.
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

In the second quarter of fiscal 2016, we adopted an accounting standard issued by the FASB that simplifies the presentation of deferred income taxes by requiring entities to classify all deferred tax assets and liabilities as non-current in a classified statement of financial position instead of separating deferred tax assets and liabilities into current and non-current amounts. Consequently, entities may no longer allocate valuation allowances between current and non-current deferred tax assets because those allowances also will be classified as non-current. This standard was applied retrospectively, and as a result, we reclassified certain prior-period amounts in our Consolidated Financial Statements to conform with current-period classifications as follows:

•
For fiscal 2015 in our Consolidated Balance Sheet, we reclassified $341 million of current deferred income tax assets from the “Current deferred income taxes” line item in the assets section and $7 million of current deferred income tax liabilities from the “Current deferred income taxes” line item in the liabilities and equity section, which resulted in an increase of $339 million to the “Non-current deferred income taxes” line item in the assets section and a net increase of $5 million to the “Non-current deferred income taxes” line item in the liabilities and equity section.

•
For fiscal 2015 and fiscal 2014 in our Consolidated Statement of Cash Flows, we reclassified $39 million and $32 million, respectively, from the “Non-current deferred income taxes” line item to the “Income taxes” line item in the operating activities section.

Other than those reclassifications, the adoption of this standard did not have any impact on our financial position, results of operations or cash flows.
Accounting Standards Issued But Not Yet Effective
In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under GAAP and International Financial Reporting Standards and supersedes some cost guidance for construction-type and production-type contracts. The guidance in this standard is principles-based, and consequently, entities will be required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. The guidance in this standard is applicable to all contracts with customers, regardless of industry-specific or transaction-specific fact patterns. Additionally, this standard provides guidance for transactions that were not previously addressed comprehensively (e.g., service revenue, contract modifications and licenses of intellectual property) and modifies guidance for multiple-element arrangements. The core principle of this standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To help financial statement users better understand the nature, amount, timing and potential uncertainty of the revenue that is recognized, this standard requires significantly more interim and annual disclosures. This standard allows for either “full retrospective” adoption (application to all periods presented) or “modified retrospective” adoption (application to only the most current period presented in the financial statements, as well as certain additional required footnote disclosures). In August 2015, the FASB issued an accounting standards update that defers the effective date of this standard by one year, while permitting entities to elect to adopt one year earlier than the original effective date. As a result, this standard is now effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which for us is our fiscal 2019. In March 2016, April 2016 and May 2016, the FASB issued several accounting standards updates that clarify its new revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations as well as principal versus agent guidance. We are currently evaluating the impact the new revenue recognition standard will have on our financial position, results of operations and cash flows.
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
In March 2016, the FASB issued an accounting standards update making final targeted amendments to the accounting for employee share-based payments. These amendments will require entities to recognize the income tax effects of awards when the awards vest or are settled, will change an employer’s accounting for an employee’s use of shares to satisfy the employer’s statutory income tax withholding obligation and will require entities to elect whether to account for forfeitures of share-based payments by either recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited as is currently required. The required method of adoption varies by amendment. This accounting standards update is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2016, which for us is our fiscal 2018. Early adoption is permitted in any annual or interim period, but all of the guidance is required to be adopted in the same period and any adjustments must be reflected as of the beginning of the fiscal year. We are currently evaluating the impact this accounting standards update will have on our financial position, results of operations and cash flows.
NOTE 3:  DISCONTINUED OPERATIONS AND DIVESTITURES
Discontinued Operations
Pursuant to a plan approved by our Board of Directors we completed the sale of the remaining assets of our cyber integrated solutions operation (“CIS”) on August 27, 2013 for $35 million, including $28 million in cash and a $7 million subordinated promissory note, which we collected in the first quarter of fiscal 2015.
On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC (“the Buyer”) for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment), a $15 million subordinated promissory note (which was collected in fiscal 2014) and an earnout of up to $50 million based on future performance. Broadcast Communications was recorded as discontinued operations in connection with the sale. Based on a dispute between us and the Buyer over the amount of the post-closing working capital adjustment, we and the Buyer previously appointed a nationally recognized accounting firm to render a final determination of such dispute. On January 29, 2016, the accounting firm rendered its final determination as to the disputed items, in which it concluded substantially in our favor and partly in the Buyer’s favor. As a result of such determination and related third-party costs, we recorded a loss in discontinued operations in fiscal 2016 of $24 million ($21 million after-tax or $0.16 per diluted share) and adjusted current liabilities of discontinued operations to $30 million. We did not restate our historical financial results of operations to account for Broadcast Communications as discontinued operations for fiscal 2015 as presented in this Report because the amounts were not material. Unless otherwise specified, disclosures in these Notes, other than this Note 3: Discontinued Operations and Divestitures, relate solely to our continuing operations.
We did not record any amounts in discontinued operations in fiscal 2015.
Discontinued operations in fiscal 2014 consisted of an $18 million ($7 million after-tax) increase in the loss on sale of Broadcast Communications from miscellaneous adjustments for contingencies related to the disposition, and a $3 million ($2 million after-tax) gain on sale of the remaining assets of CIS.

Divestitures
On April 8, 2016, we completed the divestiture of Aerostructures for $187 million in cash at closing and the assumption of a $23 million capitalized lease. We continued to report the results of Aerostructures through the date of divestiture as part of our Electronic Systems segment. We recognized a net gain of $10 million on the sale which is included in the “Non-operating income (loss)” line item in our Consolidated Statement of Income. Aerostructures was not strategic to our business and was part of our company as a result of our acquisition of Exelis in May 2015. Summarized financial information for Aerostructures is as follows:

	2016	2015
	(In millions)
Revenue from product sales and services	$60	$8
Income before income taxes	5	—
Net gain on sale of business	10	—

Receivables	$—	$7
Inventories	—	36
Property, plant and equipment	—	65
Goodwill	—	57
Intangible assets	—	25
Other assets	—	3
Total assets	—	193
Accounts payable	—	7
Other liabilities	—	5
Net assets	$—	$181

NOTE 4:  BUSINESS COMBINATIONS
During fiscal 2015 we made one significant acquisition. On May 29, 2015, we acquired Exelis, a diversified, top-tier global aerospace, defense, information and services company leveraging its deep customer knowledge and technical expertise to deliver affordable, mission-critical solutions for global customers. We acquired 100 percent of Exelis in a cash and stock transaction. The total net purchase price was approximately $4.7 billion, including approximately $1.5 billion in Harris common stock and $3.2 billion in cash, net of cash acquired. Upon closing, our shareholders owned approximately 84 percent of the combined company, and Exelis shareholders owned approximately 16 percent of the combined company. The source of funds for the cash payment was cash on hand and third-party debt financing, including a combination of borrowings under an unsecured term loan facility in an aggregate amount of $1.3 billion and a portion of the proceeds from the issuance of debt securities in an aggregate principal amount of $2.4 billion. See Note 13: Long-term Debt for additional information.
The following table provides further detail of the fair value of consideration paid related to the Exelis acquisition in fiscal 2015 (dollars in millions):

Date of acquisition	May 29, 2015
Cash consideration paid for Exelis outstanding common stock	$3,128
Cash consideration paid for Exelis outstanding stock options	125
Cash consideration paid for Exelis outstanding restricted stock units	38
Cash consideration paid for dividends to Exelis shareholders	21

Total cash consideration paid	3,312
Less cash acquired	(130)

Net cash consideration paid	3,182
Fair value of Harris common stock issued for Exelis common stock	1,527

Total net purchase price paid	$4,709

Our preliminary fair value estimates for the assets acquired and liabilities assumed related to the Exelis acquisition were based on preliminary calculations. Our preliminary estimates and assumptions were subject to change as we obtained additional information during the measurement period (up to one year from the acquisition date). Determination of the fair value of assets acquired and liabilities assumed related to the Exelis acquisition is now final. The following table summarizes the final fair value of assets acquired and liabilities assumed at the date of the acquisition, as well as adjustments made during the measurement period:

Fair value of assets acquired and liabilities assumed:	Preliminary	Measurement period adjustments, net	Final

	(In millions)
Receivables	$592	$(24)	$568
Inventories	438	(38)	400
Other current assets	587	15	602
Property, plant and equipment	458	33	491
Goodwill	4,690	40	4,730
Identifiable intangible assets	1,606	12	1,618
Other non-current assets	173	116	289
Total assets acquired	8,544	154	8,698

Accounts payable and accrued expenses	489	133	622
Advance payments and unearned income	225	(18)	207
Defined benefit plans	2,311	—	2,311
Long-term debt	726	—	726
Other long-term liabilities	84	39	123
Total liabilities assumed	3,835	154	3,989

Net assets acquired	$4,709	$—	$4,709

During fiscal 2016, we recorded several measurement period adjustments, which netted to a $40 million increase to goodwill. The measurement period adjustments were primarily due to finalization of the valuation related to favorable/unfavorable contracts, inventory, insurance recovery receivable, environmental liabilities, contingencies and the tax effect of the above items. Measurement period adjustments recorded to our Consolidated Statement of Income were not material in fiscal 2016.
All intangible assets acquired related to the Exelis acquisition are subject to amortization. The following table provides further detail of the final fair value and weighted-average amortization period of intangible assets acquired by major intangible asset class:

	Exelis
	Weighted Average Amortization Period	Total
	(In years)	(In millions)
Identifiable Intangible Assets:
Customer relationships	13	$1,413
Developed technology	11	150
Trade names and trademarks — Exelis	2	15
Trade names and trademarks — Product	10	40
Weighted average amortization period and total	13	$1,618
In connection with the acquisition of Exelis, we assumed severance payment obligations for Exelis employees under Exelis’ preexisting enhanced severance plans. These obligations were principally due to the change in control resulting from the acquisition. We evaluated the severance payment obligations for certain Exelis senior executives and determined that, in substance, they resulted from a single event (the change in control) and consequently, we accounted for such severance payment obligations as an assumed liability in connection with the acquisition. These costs totaled approximately $21 million.

Additionally, we recorded approximately $32 million of severance costs as post-acquisition expense for the remaining Exelis non-executive employees covered by Exelis’ preexisting enhanced severance plans.
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

	(In millions)
Revenue from product sales and services — as reported	$5,083	$5,012
Revenue from product sales and services — pro forma	$8,085	$8,287
Income from continuing operations — as reported	$334	$540
Income from continuing operations — pro forma	$455	$707
The goodwill resulting from the Exelis acquisition was primarily associated with Exelis’ market presence and leading positions, growth opportunities in the markets in which it operated, experienced work force and established operating infrastructures. Most of the goodwill related to the Exelis acquisition is nondeductible for tax purposes. The goodwill related to the Exelis acquisition was allocated to our new reporting units in fiscal 2016. See Note 8: Goodwill for additional information.
NOTE 5:  RECEIVABLES
Receivables are summarized below:

	2016	2015

	(In millions)
Accounts receivable	$602	$837
Unbilled costs and accrued earnings on cost-plus contracts	345	343
	947	1,180
Less allowances for collection losses	(10)	(12)
	$937	$1,168
We expect to bill during fiscal 2017 substantially all unbilled costs outstanding at July 1, 2016.
NOTE 6:  INVENTORIES
Inventories are summarized below:

	2016	2015

	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$512	$463
Finished products	129	100
Work in process	123	256
Raw materials and supplies	200	196
	$964	$1,015
Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $91 million at July 1, 2016 and $85 million at July 3, 2015.

NOTE 7:  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized below:

	2016	2015

	(In millions)
Land	$45	$45
Software capitalized for internal use	131	155
Buildings	612	587
Machinery and equipment	1,364	1,526
	2,152	2,313
Less accumulated depreciation and amortization	(1,137)	(1,148)
	$1,015	$1,165
Depreciation and amortization expense related to property, plant and equipment was $200 million, $155 million and $142 million in fiscal 2016, 2015 and 2014, respectively.
In the second quarter of fiscal 2016, we recorded a non-cash impairment charge of $19 million related to property, plant and equipment, related to Harris CapRock Communications (which is part of our Critical Networks segment) due to the downturn in the energy market and its impact on customer operations. This non-cash charge is presented in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income.
NOTE 8:  GOODWILL
As discussed in Note 1: Significant Accounting Policies and Note 24: Business Segments, we implemented a new organizational structure effective at the beginning of fiscal 2016, which resulted in changes to our operating segments, which are also our reportable segments and are referred to as our business segments. In accordance with GAAP, we reassigned goodwill using a relative fair value approach. Immediately before and after our goodwill assignments, we completed an assessment of any potential goodwill impairment under our former and new reporting structure and determined that no impairment existed.
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
As a result of these impairment tests, we concluded that goodwill and other assets related to Harris CapRock Communications were impaired as of January 1, 2016, and we recorded an estimated non-cash impairment charge of $367 million, of which $290 million related to goodwill, in the quarter ended January 1, 2016. Due to the length of time necessary to measure the impairment of goodwill and other assets, our impairment analysis as of January 1, 2016 was preliminary. During the quarter ended April 1, 2016, we completed our impairment analysis which indicated that no adjustment was necessary to the impairment charge recorded during the quarter ended January 1, 2016. Most of the $367 million impairment charge is not deductible for tax purposes. See Note 23: Income Taxes for the tax impact related to this impairment charge. The impairment does not cause us to be in noncompliance with the covenants under our credit arrangements, and we do not expect the impairment to impact our ongoing financial performance, although no assurances can be given.

The assignment of goodwill by business segment, and changes in the carrying amount of goodwill for the fiscal years ended July 1, 2016 and July 3, 2015, by business segment, were as follows:

	Communication Systems	Space and Intelligence Systems	Electronic Systems	Critical Networks	Total

	(In millions)
Balance at June 27, 2014	$439	$131	$85	$1,056	$1,711
Goodwill acquired	326	1,313	1,632	1,424	4,695
Goodwill decrease from divestitures	—	—	—	(24)	(24)
Currency translation adjustments	(5)	2	1	(32)	(34)
Balance at July 3, 2015	760	1,446	1,718	2,424	6,348
Impairment of goodwill	—	—	—	(290)	(290)
Goodwill decrease from divestitures (1)	—	—	(61)	—	(61)
Currency translation adjustments	7	(1)	(28)	(40)	(62)
Other (including adjustments to previously estimated fair value of assets acquired and liabilities assumed)	14	33	21	(28)	40
Balance at July 1, 2016	$781	$1,478	$1,650	$2,066	$5,975

(1) During the fourth quarter of fiscal 2016, we completed the divestiture of Aerostructures. In accordance with GAAP, we determined $61 million of goodwill to be a part of the carrying value of Aerostructures in determining the gain or loss on divestiture. See Note 3: Discontinued Operations and Divestitures for additional information.
See Note 4: Business Combinations for additional information regarding adjustments to previously estimated fair value of assets acquired and liabilities assumed.
NOTE 9:  INTANGIBLE ASSETS
We assess the recoverability of the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.
Intangible assets are summarized below:

	2016			2015
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(In millions)
Customer relationships	$1,527	$195	$1,332	$1,718	$203	$1,515
Developed technologies	244	86	158	253	67	186
Contract backlog	55	55	—	49	48	1
Trade names	64	20	44	81	22	59
Other	40	32	8	37	23	14
Total intangible assets	$1,930	$388	$1,542	$2,138	$363	$1,775
Amortization expense related to intangible assets was $167 million, $68 million and $59 million in fiscal 2016, 2015 and 2014, respectively. Fiscal 2016 and fiscal 2015 include approximately $132 million and $11 million, respectively, of amortization expense for intangible assets related to our acquisition of Exelis.
In the second quarter of fiscal 2016, we recorded a non-cash impairment charge of $44 million related to intangible assets, related to Harris CapRock Communications (which is part of our Critical Networks segment) due to the downturn in the energy market and its impact on customer operations. This non-cash charge is presented in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income.
In the fourth quarter of fiscal 2015, we recorded impairment charges totaling $38 million related to long-lived assets included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income. These charges included impairments in our former Integrated Network Solutions segment and what is now our Critical Networks segment related to an intangible asset associated with the Navy/Marine Corps Intranet (“NMCI”) program due to the loss of the contract and the inability to obtain replacement work on the successor program to the NMCI program (the Next Generation Enterprise Network program); and related to fixed assets in Harris CapRock Communications due to a combination of soft market conditions and obsolescence; and impairments of capitalized software acquired in connection with our acquisition of Exelis based on our decision to use alternative software.
Future estimated amortization expense for intangible assets is as follows:

Total
(In millions)
Fiscal Years:
2017	$161
2018	148
2019	144
2020	130
2021	130
Thereafter	829

Total	$1,542

NOTE 10:  ACCRUED WARRANTIES
Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Consolidated Balance Sheet, during fiscal 2016 and 2015, were as follows:

	2016	2015

	(In millions)
Balance at beginning of fiscal year	$36	$33
Warranty provision for sales	20	16
Settlements	(19)	(15)
Other, including adjustments for acquisitions and foreign currency translation	(5)	2
Balance at end of fiscal year	$32	$36
We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties at July 1, 2016 and July 3, 2015 was $37 million and $36 million, respectively, and is included as a component of the “Advance payments and unearned income” and “Other long-term liabilities” line items in our Consolidated Balance Sheet.

NOTE 11:  CREDIT ARRANGEMENTS
2015 Credit Agreement
On July 1, 2015, we established a new $1 billion 5-year senior unsecured revolving credit facility (the “2015 Credit Facility”) by entering into a Revolving Credit Agreement (the “2015 Credit Agreement”) with a syndicate of lenders. The 2015 Credit Facility replaced our prior $1 billion 5-year senior unsecured revolving credit facility established under the Revolving Credit Agreement, dated as of September 28, 2012, as amended by Amendment No. 1 thereto dated as of February 25, 2015 (as so amended, the “2012 Credit Agreement”). No loans or letters of credit under the 2012 Credit Agreement were outstanding at the time of, or were repaid in connection with, such termination. The 2012 Credit Agreement was scheduled to terminate on September 28, 2017, and we incurred no early termination penalties as a result of such termination.
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
The 2015 Credit Agreement contains certain affirmative covenants, including covenants relating to: reporting obligations; maintenance of corporate existence and good standing; compliance with laws; maintenance of properties and insurance; payment of taxes; compliance with ERISA and environmental, anti-money laundering, sanctions, export controls, anti-corruption and certain other laws; visitation and inspection by the administrative agent and the lenders; and subsidiary guarantees. The 2015 Credit Agreement also contains certain negative covenants, including covenants: limiting certain liens on assets; limiting certain mergers, consolidations or sales of assets; limiting certain sale and leaseback transactions; limiting certain vendor financing investments; and limiting certain investments in unrestricted subsidiaries. The 2015 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness (excluding defined benefit plan liabilities) to total capital, each as defined in the 2015 Credit Agreement, to be greater than 0.65:1.00. We were in compliance with the covenants in the 2015 Credit Agreement at July 1, 2016.
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
All principal amounts borrowed or outstanding under the 2015 Credit Agreement are due on July 1, 2020, unless (i) the commitments are terminated earlier either at the request of us or if certain events of default described in the 2015 Credit Agreement occur or (ii) the maturity date is extended pursuant to provisions allowing us, from time to time after July 1, 2016, but at least 45 days prior to the scheduled maturity date then in effect, to request that the scheduled maturity date then in effect be extended by one calendar year (with no more than one such extension permitted in any calendar year and no more than two such extensions during the term of the 2015 Credit Agreement), subject to approval by lenders holding a majority of the commitments under the 2015 Credit Agreement and satisfaction of certain conditions stated in the 2015 Credit Agreement (including the absence of any default and the accuracy of certain representations and warranties); provided, however, that all revolving loans of those lenders declining to participate in the requested extension and whose commitments under the 2015 Credit Agreement have not been replaced pursuant to customary replacement rights in favor of us shall remain due and payable in full, and all commitments under the 2015 Credit Agreement of such declining lenders shall terminate, on the maturity date in effect prior to the requested extension. At July 1, 2016, we had no borrowings outstanding under the 2015 Credit Agreement and no short-term debt outstanding under our commercial paper program that was supported by the 2015 Credit Facility.

NOTE 12:  SHORT-TERM DEBT
Our short-term debt at July 1, 2016 and July 3, 2015 was $15 million and $33 million, respectively. Interest expense incurred on our short-term debt was not material at July 1, 2016 or July 3, 2015.

NOTE 13:  LONG-TERM DEBT
Long-term debt is summarized below:

	2016	2015

	(In millions)
Variable-rate term loans:
3-year tranche, due May 29, 2018	$300	$634
5-year tranche, due May 29, 2020	318	634
Total variable-rate term loans	618	1,268
Fixed-rate debt:
4.25% notes, due October 1, 2016	250	250
1.999% notes, due April 27, 2018	500	500
2.7% notes, due April 27, 2020	400	400
4.4% notes, due December 15, 2020	400	400
5.55% notes, due October 1, 2021	400	400
3.832% notes, due April 27, 2025	600	600
7.0% debentures, due January 15, 2026	100	100
6.35% debentures, due February 1, 2028	26	26
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
Other	—	24
Total fixed-rate debt	3,876	3,900
Total debt	4,494	5,168
Less: current portion of long-term debt	(382)	(130)
Total long-term debt	4,112	5,038
Plus: unamortized bond premium	38	51
Less: unamortized discounts	(3)	(3)
Less: unamortized debt issuance costs	(27)	(33)
Total long-term debt, net	$4,120	$5,053
The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2016 and, in total, thereafter are: $380 million in fiscal 2017; $800 million in fiscal 2018; $65 million in fiscal 2019; $523 million in fiscal 2020; $400 million in fiscal 2021; and $2.326 billion thereafter. In connection with our acquisition of Exelis in May 2015, Harris Corporation fully and unconditionally guaranteed all of the long-term fixed-rate debt securities issued by Exelis Inc. outstanding at the time of the acquisition, consisting of $250 million in aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 million in aggregate principal amount of 5.55% senior notes due October 1, 2021 (together, the “Exelis Notes”). In addition, Exelis Inc. fully and unconditionally guaranteed all of the long-term fixed-rate debt securities issued by Harris Corporation outstanding at the time of the acquisition. On December 31, 2015, Exelis Inc. merged with and into Harris Corporation, with Harris Corporation being the surviving corporation in the merger, the separate existence of Exelis Inc. ceased, Harris Corporation assumed the obligations of Exelis Inc. under the Exelis Notes, and the cross guarantees of our outstanding long-term fixed-rate debt securities as described above terminated.
New Long-Term Debt in Fiscal 2015
Variable-rate Term Loans:    On May 29, 2015, in connection with the closing of our acquisition of Exelis, we borrowed $1.3 billion under our Term Loan Agreement (the “Term Loan Agreement”), dated as of March 16, 2015, with a syndicate of lenders. The Term Loan Agreement provides for total term loan commitments of $650 million in a 3-year tranche and $650 million in a 5-year tranche, for an aggregate principal amount of $1.3 billion. The proceeds of the term loans were used for consummating our acquisition of Exelis and other transactions and payments related thereto. At our election, borrowings under the Term Loan Agreement will bear interest either at (i) the eurodollar rate plus an applicable margin, or (ii) the base rate plus an applicable margin. The eurodollar rate for an interest period is the rate per annum equal to (a) LIBOR for such interest period, divided by (b) a percentage equal to 1.00 minus the daily average eurodollar reserve rate for such interest period. For both tranches of term loans, the applicable interest rate margin over the eurodollar rate may range from a minimum of 1.125%

to a maximum of 2.00% based on our Senior Debt Ratings. The base rate is a fluctuating rate per annum equal to the highest of (i) the federal funds rate plus 0.50%, (ii) the prime lending rate published in The Wall Street Journal, and (iii) the eurodollar rate determined on a daily basis for a one-month interest period plus 100 basis points. For both tranches of term loans, the applicable interest rate margin over the base rate may range from a minimum of 0.125% to a maximum of 1.00% based on our Senior Debt Ratings. Borrowings under the Term Loan Agreement are denominated in U.S. Dollars.
Under the Term Loan Agreement, we may, at any time or from time to time, voluntarily prepay term loans of either tranche in whole or in part without premium or penalty, but we may not re-borrow amounts thereunder. The Term Loan Agreement contains certain representations and warranties for the benefit of the administrative agent and the lenders, including representations relating to: due incorporation and good standing; due authorization of the Term Loan Agreement documentation; absence of any requirement for governmental or third party authorization for the due execution, delivery and performance of any Term Loan Agreement documentation; enforceability of the Term Loan Agreement documentation; accuracy of financial statements; no material adverse effect since June 27, 2014; absence of material undisclosed litigation on March 16, 2015; compliance with ERISA and certain other laws; payment of taxes; and solvency. The Term Loan Agreement contains certain affirmative covenants, including covenants relating to: reporting obligations; maintenance of corporate existence and good standing; compliance with laws; maintenance of properties and insurance; payment of taxes; compliance with environmental laws and ERISA; and visitation and inspection by the administrative agent and the lenders. The Term Loan Agreement also requires that certain of our subsidiaries that incur, borrow or guarantee debt in a principal amount exceeding $100 million become guarantors under the Term Loan Agreement. The Term Loan Agreement also contains certain negative covenants, including covenants: limiting certain liens on assets; limiting certain mergers, consolidations or sales of assets; limiting certain sale and leaseback transactions; limiting certain vendor financing investments; and limiting certain investments in unrestricted subsidiaries. The Term Loan Agreement also requires that we not permit at any time our ratio of consolidated total indebtedness to total capital, each as defined in the Term Loan Agreement, to be greater than 0.65:1.00. We were in compliance with the covenants in the Term Loan Agreement at July 1, 2016.
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
The Term Loan Agreement requires, for each tranche of term loans, quarterly principal amortization payments equal to 2.50% of the initial principal amount of the term loans in such tranche on May 29, 2015, with the balance of the term loans payable in full on May 29, 2018 for loans in the 3-year tranche and on May 29, 2020 for loans in the 5-year tranche, unless the commitments are terminated earlier either at our request or if certain events of default described in the Term Loan Agreement occur. We incurred $6 million of debt issuance costs related to the issuance of the term loans, which are being amortized using the effective interest rate method over the respective lives of the two tranches, and such amortization is reflected as a portion of interest expense in our Consolidated Statement of Income.
Fixed-rate Debt:    On April 27, 2015, in connection with the then-pending acquisition of Exelis, to fund a portion of the cash consideration and other amounts payable under the terms of the merger agreement and to redeem certain of our existing notes, we completed the issuance of new long-term fixed-rate debt securities in an aggregate principal amount of $2.4 billion, comprised of five tranches with principal amounts, interest rates and maturity dates as follows:

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
Exelis Fixed-rate Debt Outstanding at Time of Acquisition:    Our long-term debt includes long-term fixed-rate debt securities issued by Exelis Inc. that were outstanding when we acquired Exelis on May 29, 2015, which consisted of $250 million in aggregate principal amount of 4.25% senior notes due October 1, 2016 and $400 million in aggregate principal amount of 5.55% senior notes due October 1, 2021 (together, the “Exelis Notes”), and were assumed by Harris Corporation after Exelis Inc. merged with and into Harris Corporation on December 31, 2015. As part of our purchase accounting, the Exelis Notes were recorded at fair value ($702 million on a combined basis, representing a premium of $52 million), and unamortized debt issuance costs related to the Exelis Notes were written off as of May 29, 2015. This premium will be amortized to interest expense over the lives of the related Exelis Notes on a straight-line basis which approximates the effective interest rate method, and such amortization is reflected as a reduction of interest expense in our Consolidated Statement of Income. Accrued interest payable on the Exelis Notes is payable on April 1 and October 1 of each year.
The Exelis Notes are subject to the terms of an indenture with Union Bank, N.A., as trustee (the “Exelis Indenture”). The Exelis Indenture includes covenants that restrict our ability, subject to exceptions, to incur indebtedness secured by liens or engage in sale and leaseback transactions. The Exelis Indenture also provides for customary events of default, including but not limited to: failure to pay interest for 30 days; failure to pay principal when due; failure to perform any other covenant in the Exelis Indenture for 90 days after receipt of notice from the trustee or from holders of 25 percent of the outstanding principal amount; and certain events of bankruptcy, insolvency or reorganization of Exelis Inc. We may redeem the Exelis Notes at any time in whole or, from time to time, in part at the applicable “make-whole” redemption price. The applicable “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the Exelis Notes being redeemed or the sum of the present values of the remaining scheduled payments of principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined, plus 50 basis points, plus in each case accrued and unpaid interest to the date of redemption.
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

Long-Term Debt From Prior to Fiscal 2015 That Remained Outstanding at July 1, 2016
On December 3, 2010, we completed the issuance of $400 million in aggregate principal amount of 4.4% Notes due December 15, 2020 (the “2020 Notes”) and $300 million in aggregate principal amount of 6.15% Notes due December 15, 2040 (the “2040 Notes”). Interest on each of the 2020 Notes and the 2040 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. We may redeem the 2020 Notes and/or the 2040 Notes at any time in whole or, from time to time, in part at the applicable “make-whole” redemption price. The applicable “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 25 basis points in the case of the 2020 Notes and 35 basis points in the case of the 2040 Notes. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to, but not including, the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We incurred $6 million and $5 million in debt issuance costs and discounts related to the issuance of the 2020 Notes and 2040 Notes, respectively, which are being amortized on a straight-line basis over the respective lives of the notes, which approximates the effective interest rate method, and are reflected as a portion of interest expense in our Consolidated Statement of Income.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt:

	July 1, 2016		July 3, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Long-term debt (including current portion) (1)	$4,502	$4,873	$5,183	$5,230

(1)
The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFITS
Defined Contribution Plans
We sponsor numerous defined contribution savings plans, which allow our eligible employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. Several of the plans require us to match a percentage of the employee contributions up to certain limits and make base contributions, generally totaling between 2.0% to 7.5% of employee eligible pay. Matching contributions and base contributions charged to expense were $82 million, $58 million and $55 million for fiscal 2016, 2015 and 2014, respectively.

Deferred Compensation Plan
We also sponsor a supplemental executive retirement plan, which is a nonqualified deferred compensation arrangement for highly compensated employees (within the meaning of section 201(2) of ERISA). The plan obligations are funded by investments held in a Rabbi Trust.
The following table provides the fair value our deferred compensation plan investments and liabilities by category and by fair value hierarchy level as of July 1, 2016:

	Level 1	Level 2	Level 3	Total

Assets
Deferred compensation plan investments: (1)
Corporate-owned life insurance	$—	$23	$—	$23
Stock fund	44	—	—	44
Equity security	38	—	—	38
Liabilities
Deferred compensation plans (2)	44	72	—	116

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
The U.S. Salaried Retirement Plan (“U.S. SRP”) is our largest defined benefit pension plan, with assets valued at $3.8 billion and a projected benefit obligation of $5.9 billion as of July 1, 2016. Effective December 31, 2016, future benefit accruals under the U.S. SRP will be frozen.
Balance Sheet Information
Amounts recognized in our Consolidated Balance Sheet for defined benefit pension plans and other postretirement defined benefit plans (collectively, “defined benefit plans”) reflect the funded status of our plans. The following table provides a summary of the funded status of our defined benefit plans and the presentation of such balances within our Consolidated Balance Sheet:

	July 1, 2016			July 3, 2015
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)			(In millions)
Fair value of plan assets	$4,273	$216	$4,489	$4,500	$257	$4,757
Projected benefit obligation	(6,471)	(311)	(6,782)	(6,493)	(445)	(6,938)
Funded status	(2,198)	(95)	(2,293)	(1,993)	(188)	(2,181)
Amounts reported within:
Other non-current assets	5	—	5	7	—	7
Deferred compensation plan liabilities	(2)	—	(2)	(245)	—	(245)
Defined benefit plans	$(2,201)	$(95)	$(2,296)	$(1,755)	$(188)	$(1,943)

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

	July 1, 2016			July 3, 2015
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)			(In millions)
Net actuarial loss (gain)	$546	$11	$557	$(98)	$(2)	$(100)
Net prior service cost (credit)	3	(1)	2	—	(6)	(6)
	$549	$10	$559	$(98)	$(8)	$(106)
The following table provides a roll-forward of the projected benefit obligations for our defined benefit plans:

	2016			2015
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)			(In millions)
Change in benefit obligation
Benefit obligation at beginning of fiscal year	$6,493	$445	$6,938	$83	$21	$104
Liabilities assumed through acquisition	—	—	—	6,619	460	7,079
Service cost	75	1	76	7	1	8
Interest cost	245	13	258	23	2	25
Actuarial loss (gain)	303	(2)	301	(201)	(13)	(214)
Prior service cost (credit)(1)	3	(121)	(118)	—	(19)	(19)
Benefits paid	(358)	(24)	(382)	(32)	(4)	(36)
Settlements(2)	(244)	—	(244)	—	—	—
Special termination benefits	1	—	1	—	—	—
Expenses paid	(30)	—	(30)	—	—	—
Curtailments(3)	(2)	(1)	(3)	—	—	—
Foreign Exchange	(15)	—	(15)	(6)	—	(6)
Other	—	—	—	—	(3)	(3)
Benefit obligation at end of fiscal year	$6,471	$311	$6,782	$6,493	$445	$6,938

(1) We discontinued certain significantly underfunded post-employment benefit plans effective December 31, 2015. Under GAAP, this resulted in a negative plan amendment, curtailment and settlement during the year.
(2) We made lump sum distributions to participants covered under one of the Exelis Inc. excess pension plans that became payable within 90 days from the close of the acquisition on May 29, 2015. These distributions resulted in a settlement during the quarter ended October 2, 2015 and a net liability reduction of $244 million.
(3) We discontinued operations at one of our facilities during fiscal 2016, with the facility consolidation completing during the quarter ended July 1, 2016. Under GAAP, this resulted in a curtailment during the quarter ended January 1, 2016, and a net pension liability reduction of $2 million. Additionally, see note (1) above for information about the other benefits curtailment.

The following table provides a roll-forward of the assets and the ending funded status of our defined benefit plans:

	2016			2015
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)			(In millions)
Change in plan assets
Plan assets at beginning of fiscal year	$4,500	$257	$4,757	$91	$—	$91
Assets acquired through acquisition	—	—	—	4,499	269	4,768
Actual return on plan assets	1	(1)	—	(52)	(4)	(56)
Employer contributions	420	1	421	1	—	1
Benefits paid	(358)	(25)	(383)	(32)	(8)	(40)
Settlements	(244)	—	(244)	—	—	—
Expenses paid	(30)	—	(30)	—	—	—
Foreign exchange loss	(16)	—	(16)	(7)	—	(7)
Other(1)	—	(16)	(16)	—	—	—
Plan assets at end of fiscal year	$4,273	$216	$4,489	$4,500	$257	$4,757

Funded status at end of fiscal year	$(2,198)	$(95)	$(2,293)	$(1,993)	$(188)	$(2,181)

(1) We discontinued certain significantly underfunded post-employment benefit plans effective December 31, 2015. As a result, the remaining assets of the Employee Benefit Trust were designated for other employee benefit costs.
The accumulated benefit obligation for all defined benefit pension plans was $6.5 billion at July 1, 2016. The following table provides information for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	July 1, 2016	July 3, 2015
	(In millions)	(In millions)
Projected benefit obligation	$6,390	$6,407
Accumulated benefit obligation	6,379	6,387
Fair value of plan assets	4,187	4,407

Income Statement Information
The following table provides the components of net periodic benefit cost and other amounts recognized in other comprehensive income for fiscal 2016 and 2015, as they pertain to our defined benefit plans:

	2016			2015
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)			(In millions)
Net periodic benefit income
Service cost	$75	$1	$76	$7	$1	$8
Interest cost	245	13	258	23	2	25
Expected return on plan assets	(347)	(18)	(365)	(32)	(2)	(34)
Amortization of prior service credit	—	(5)	(5)	—	(13)	(13)
Amortization of net actuarial loss	1	1	2	1	6	7
Net periodic benefit income	(26)	(8)	(34)	(1)	(6)	(7)
Effect of curtailments, settlements or special termination benefits(1)	1	(121)	(120)	—	—	—
Total net periodic benefit income	(25)	(129)	(154)	(1)	(6)	(7)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income)
Net actuarial loss (gain)	645	15	660	(117)	(5)	(122)
Prior service cost (credit)(1)	3	(121)	(118)	—	(19)	(19)
Amortization of prior service credit(1)	—	126	126	—	13	13
Amortization of net actuarial loss	(1)	(2)	(3)	(1)	(6)	(7)
Total change recognized in other comprehensive loss (income)	647	18	665	(118)	(17)	(135)
Total impact from net periodic benefit cost and changes in other comprehensive loss (income)	$622	$(111)	$511	$(119)	$(23)	$(142)

(1) We discontinued certain significantly underfunded post-employment benefit plans effective December 31, 2015. Under GAAP, this resulted in a negative plan amendment, curtailment and settlement during the year.

The following table provides the estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic cost during fiscal 2017:

	Pension	Other Benefits	Total

	(In millions)
Net actuarial loss	$1	$—	$1
Prior service cost	—	—	—
	$1	$—	$1

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
For fiscal 2017, we will be changing the approach used to determine the service and interest components of net periodic benefit cost of the U.S. defined benefit plans. The new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost by applying the applicable spot rates derived from the yield curve used to discount the cash flows in determining the benefit obligation. Historically, the service and interest cost components were determined by a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.

We are making this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. We have accounted for this change as a change in accounting estimate and accordingly have accounted for it prospectively. Although the benefit obligation measured under this approach is unchanged, the more granular application of the spot rates is expected to reduce the fiscal 2017 service and interest costs for the U.S. defined benefit plans by approximately $46 million.
In tandem with our decision to use the alternative spot rate approach to estimate service cost and interest cost for fiscal 2017 expense, we decided to change, as of July 1, 2016, the underlying yield curve from a published median yield curve to our actuaries’ above median yield curve to improve our ability to make such estimates. We believe we will be better able to explain changes of individual spot rates between periods with details from our actuaries supporting the underlying yield curve. If we had continued to use a median yield curve, our projected benefit obligation would have been approximately $339 million, or 5 percent higher as of July 1, 2016.
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our defined benefit pension plans:

Obligation assumptions as of:	July 1, 2016	July 3, 2015
Discount rate	3.62%	4.06%
Rate of future compensation increase	2.75%	2.76%

Cost assumptions for fiscal years:	2016	2015
Discount rate	4.06%	3.77%
Expected return on plan assets	7.91%	7.93%
Rate of future compensation increase	2.76%	2.76%
Key assumptions for the U.S. SRP (our largest defined benefit pension plan with approximately 91% of the total projected benefit obligation) included a discount rate for obligation assumptions of 3.63% and expected return on plan assets of 8.00% for fiscal 2016 which is being reduced to 7.75% for fiscal 2017.
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our other postretirement defined benefit plans:

Obligation assumptions as of:	July 1, 2016	July 3, 2015
Discount rate	3.41%	3.86%
Rate of future compensation increase	N/A	2.75%

Cost assumptions for fiscal year:	2016	2015
Discount rate	3.86%	3.57%
Rate of future compensation increase	2.75%	2.75%
The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the strategic allocation, the correlations among asset classes and their expected volatilities. Our expected rate of return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, the determination of the expected long-term rate of return takes into consideration: (1) the plan’s actual historical annual return on assets, net of fees, over the past 15, 20 and 25 year time periods, (2) historical broad market returns over long-term timeframes weighted by the plan’s strategic allocation, and (3) independent estimates of future long-term asset class returns, weighted by the plan’s strategic allocation. Based on this approach, the long-term annual rate of return on assets is estimated at 7.75% for fiscal 2017 for the U.S. defined benefit plans. The weighted average long-term annual rate of return on assets for all defined benefit pension plans is estimated at 7.65% for fiscal 2017.
The assumed rate of future increases in the per capita cost of healthcare (the healthcare trend rate) is 7.25% for fiscal 2017, decreasing ratably to 4.75% in fiscal 2027, and was 6.83% for fiscal 2016, decreasing ratably to 5.00% in fiscal 2022. Increasing or decreasing the healthcare trend rates by one percent per year would not have a material effect on the benefit obligation or the aggregate annual service and interest cost components. To the extent that actual experience differs from these assumptions, the effect will be amortized over the average future service period of the covered active employees.

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
The following table provides the current strategic target asset allocation ranges by asset category:

	Target Asset Allocation
Equity investments	50%	—	75%
Fixed income investments	20%	—	42%
Hedge funds	5%	—	12%
Cash and cash equivalents	0%	—	10%
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

•
Private equity funds, which include buy-outs, mezzanine, venture capital, distressed assets and secondaries are typically limited partnership investment structures. Private equity valuations are based on the valuation of the underlying investments, which include inputs such as cost, operating results, discounted future cash flows and market-based comparable data. Private equity funds generally have liquidity restrictions that extend for ten or more years. Valuations are largely based on unobservable inputs and short-term liquidity is restricted; consequently, private equity is categorized as Level 3. At July 1, 2016 and July 3, 2015, our defined benefit plans had future unfunded commitments totaling $178 million and $198 million, respectively, related to private equity fund investments.

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

•
Other is primarily comprised of guaranteed insurance contracts valued at book value, which approximates fair value, calculated using the prior year balance adjusted for investment returns and changes in cash flows.

•
Cash and cash equivalents are primarily comprised of short-term money market funds valued at cost, which approximates fair value, or valued at quoted market prices of identical instruments. Cash and currency are categorized as Level 1; cash equivalents, such as money market funds or short-term commingled funds, are assigned to Level 2.

The following table provides the fair value of plan assets held by our defined benefit plans by asset category and by fair value hierarchy level:

	July 1, 2016
	Total	Level 1	Level 2	Level 3

	(In millions)
Asset Category
Equities:
Domestic equities	$1,410	$1,070	$340	$—
International equities	724	452	272	—
Alternative investments:
Private equity	664	—	—	664
Hedge funds	329	—	47	282
Commodities and real estate	36	—	—	36
Fixed income:
Corporate bonds	557	—	557	—
Government securities	571	—	571	—
Other	2	—	—	2
Cash and cash equivalents	197	31	166	—
Total	4,490	$1,553	$1,953	$984
Payables, net	(1)
Total fair value of plan assets	$4,489

	July 3, 2015
	Total	Level 1	Level 2	Level 3
	(In millions)
Asset Category
Equities:
Domestic equities	$1,560	$1,216	$344	$—
International equities	801	352	304	145
Alternative investments:
Private equity	886	—	—	886
Hedge funds	420	33	49	338
Commodities and real estate	45	—	—	45
Fixed income:
Corporate bonds	363	—	363	—
Government securities	366	—	366	—
Other	84	—	71	13
Cash and cash equivalents	236	30	206	—
Total	4,761	$1,631	$1,703	$1,427
Payables, net	(4)
Total fair value of plan assets	$4,757

The following table presents a reconciliation of the beginning and ending defined benefit plan asset balances that use significant unobservable inputs (Level 3) to measure fair value:

	Private Equity, Commodities and Real Estate	Hedge Funds	Equity	Other	Total
			(In millions)
Level 3 balance — June 27, 2014	$—	$—	$—	$—	$—
Transfers in via acquisition	932	352	148	13	1,445
Realized gains, net	9	—	—	—	9
Unrealized gains (losses), net	14	(10)	(3)	—	1
Sales, net	(24)	(4)	—	—	(28)
Level 3 balance — July 3, 2015	931	338	145	13	1,427
Realized gains (losses), net	109	(8)	127	1	229
Unrealized losses, net	(121)	(20)	(137)	(3)	(281)
Sales, net	(219)	(28)	(135)	(9)	(391)
Level 3 balance — July 1, 2016	$700	$282	$—	$2	$984
Contributions
Funding requirements under Internal Revenue Service (“IRS”) rules are a major consideration in making contributions to our postretirement benefit plans. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
The Highway and Transportation Funding Act of 2014 (“HATFA”) and the Bipartisan Budget Act of 2015 (“BBA 2015”) further extended the interest rate stabilization provision of MAP-21 until 2020. We currently anticipate making total contributions to our U.S. qualified pension plans in the range of $185 million to $195 million during fiscal 2017.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and the expectation that certain future service will be earned by current active employees for our defined benefit plans:

	Pension	Other Benefits	Total
	(In millions)
Fiscal Years:
2017	$393	$29	$422
2018	378	28	406
2019	380	28	408
2020	383	28	411
2021	384	27	411
2022 — 2026	1,914	119	2,033
NOTE 15: STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
As of July 1, 2016, we had options or other share-based compensation outstanding under two shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”) (prior to July 3, 2015, we had an additional shareholder approved SIP under which options or other share-based compensations was outstanding). We have granted the following types of share-based awards under our SIPs: stock options, restricted stock awards, restricted stock unit awards, performance share awards, performance share unit awards and awards of immediately vested shares of our common stock. We believe that such awards more closely align the interests of participants with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs).

Summary of Share-Based Compensation Expense
The following table summarizes the amounts and classification of share-based compensation expense:

	2016	2015	2014

	(In millions)
Total expense	$39	$37	$35
Included in:
Cost of product sales and services	$4	$4	$4
Engineering, selling and administrative expenses	35	33	31
Income from continuing operations	39	37	35
Tax effect on share-based compensation expense	(15)	(11)	(11)
Total share-based compensation expense after-tax	$24	$26	$24
Compensation cost related to share-based compensation arrangements that was capitalized as part of inventory or fixed assets in fiscal 2016, 2015 and 2014 was not material.
Shares of common stock remaining available for future issuance under our 2015 EIP totaled 31,817,456 as of July 1, 2016. In fiscal 2016, we issued an aggregate of 967,659 shares of common stock under the terms of our SIPs, which is net of shares withheld for tax purposes.
Stock Options
The following information relates to stock options, including performance stock options, that have been granted under shareholder-approved SIPs. Option exercise prices are equal to or greater than the fair market value of our common stock on the date the options are granted, using the closing stock price of our common stock. Options may be exercised for a period set at the time of grant, which generally ranges from seven to ten years after the date of grant, and options, other than performance stock options, generally become exercisable in installments, which are typically 33.3 percent one year from the grant date, 33.3 percent two years from the grant date and 33.3 percent three years from the grant date. In certain instances, vesting and exercisability are also subject to performance criteria.
The fair value as of the grant date of each option award was determined using the Black-Scholes-Merton option-pricing model which uses assumptions noted in the following table. Expected volatility over the expected term of the options is based on implied volatility from traded options on our common stock and the historical volatility of our stock price. The expected term of the options is based on historical observations of our common stock, considering average years to exercise for all options exercised and average years to cancellation for all options cancelled, as well as average years remaining for vested outstanding options, which is calculated based on the weighted-average of these three inputs. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
A summary of the significant assumptions used in determining the fair value of stock option grants under our SIPs is as follows:

	2016	2015	2014

Expected dividends	2.5%	2.7%	2.8%
Expected volatility	23.0%	24.3%	30.7%
Risk-free interest rates	1.5%	1.7%	1.7%
Expected term (years)	5.05	5.02	5.10

A summary of stock option activity under our SIPs as of July 1, 2016 and changes during fiscal 2016 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In millions)
Stock options outstanding at July 3, 2015	4,228,123	$54.99
Stock options forfeited or expired	(287,507)	$72.91
Stock options granted	1,658,000	$77.57
Stock options exercised	(662,771)	$49.38
Stock options outstanding at July 1, 2016	4,935,845	$62.28	7.50	$100.25
Stock options exercisable at July 1, 2016	2,252,136	$48.19	6.09	$77.47
The weighted-average grant-date fair value was $12.68 per share, $12.51 per share and $12.40 per share for options granted during fiscal 2016, 2015 and 2014, respectively. The total intrinsic value of options exercised during fiscal 2016, 2015 and 2014 was $20 million, $20 million and $51 million, respectively, at the time of exercise.
A summary of the status of our nonvested stock options at July 1, 2016 and changes during fiscal 2016 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested stock options at July 3, 2015	2,318,908	$12.16
Stock options granted	1,658,000	$12.68
Stock options vested	(1,293,199)	$11.83
Nonvested stock options at July 1, 2016	2,683,709	$12.64
As of July 1, 2016, there was $34 million of total unrecognized compensation cost related to nonvested stock options granted under our SIPs. This cost is expected to be recognized over a weighted-average period of 1.69 years. The total fair value of stock options that vested during fiscal 2016, 2015 and 2014 was approximately $15 million, $16 million and $16 million, respectively.
Restricted Stock and Restricted Stock Unit Awards
The following information relates to awards of restricted stock and restricted stock units that have been granted to employees under our SIPs. These awards are not transferable until vested and the restrictions generally lapse upon the achievement of continued employment over a specified time period.
The fair value as of the grant date of these awards was based on the closing price of our common stock on the grant date and is amortized to compensation expense over the vesting period. At July 1, 2016, there were 198,748 shares of restricted stock and 213,127 restricted stock units outstanding, substantially all of which were payable in shares.
A summary of the status of these awards at July 1, 2016 and changes during fiscal 2016 is as follows:

	Shares	Weighted- Average Grant Price Per Share
Restricted stock and restricted stock units outstanding at July 3, 2015	462,448	$63.48
Restricted stock and restricted stock units granted	125,900	$81.53
Restricted stock and restricted stock units vested	(127,443)	$51.23
Restricted stock and restricted stock units forfeited	(49,030)	$77.95
Restricted stock and restricted stock units outstanding at July 1, 2016	411,875	$71.07
As of July 1, 2016, there was $12 million of total unrecognized compensation cost related to these awards under our SIPs. This cost is expected to be recognized over a weighted-average period of 1.21 years. The weighted-average grant date price per share or per unit of these awards granted during fiscal 2016, 2015 and 2014 was $81.53, $78.05 and $61.39, respectively. The total fair value of these awards that vested during fiscal 2016, 2015 and 2014 was approximately $7 million, $14 million and $12 million, respectively.

Performance Share and Performance Share Unit Awards
The following information relates to awards of performance shares and performance share units that have been granted to employees under our SIPs. Generally, these awards are subject to performance criteria, such as meeting predetermined operating income or earnings per share and return on invested capital targets (and market conditions, such as total shareholder return) for a 3-year performance period. These awards also generally vest at the expiration of the same 3-year period. The final determination of the number of shares to be issued in respect of an award is made by our Board of Directors or a committee of our Board of Directors.
The fair value as of the grant date of these awards was determined based on a fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting. The fair value of these awards is amortized to compensation expense over the vesting period if achievement of the performance measures is considered probable. At July 1, 2016, there were no performance shares outstanding, and there were 681,731 performance share units outstanding, all of which were payable in shares.
A summary of the status of these awards at July 1, 2016 and changes during fiscal 2016 is as follows:

	Shares	Weighted- Average Grant Price Per Share
Performance share units outstanding at July 3, 2015	763,356	$56.33
Performance share units granted	356,666	$73.32
Performance share units vested	(376,103)	$47.51
Performance share units forfeited	(62,188)	$68.92
Performance share units outstanding at July 1, 2016	681,731	$68.94
As of July 1, 2016, there was $19 million of total unrecognized compensation cost related to these awards under our SIPs. This cost is expected to be recognized over a weighted-average period of 1.20 years. The weighted-average grant date price per share or per unit of these awards granted during fiscal 2016, 2015 and 2014 was $73.32, $64.23 and $59.17, respectively. The total fair value of these awards that vested during fiscal 2016, 2015 and 2014 was approximately $18 million, $7 million and $4 million, respectively.
NOTE 16:  INCOME FROM CONTINUING OPERATIONS PER SHARE
The computations of income from continuing operations per share are as follows (in this Note 16, “income from continuing operations” refers to income from continuing operations attributable to Harris Corporation common shareholders):

	2016	2015	2014

	(In millions, except per share amounts)
Income from continuing operations	$345	$334	$540
Adjustments for participating securities outstanding	(1)	(1)	(4)
Income from continuing operations used in per basic and diluted common share calculations (A)	$344	$333	$536
Basic weighted average common shares outstanding (B)	123.8	105.7	106.1
Impact of dilutive share-based awards	1.2	1.1	1.2
Diluted weighted average common shares outstanding (C)	125.0	106.8	107.3
Income from continuing operations per basic common share (A)/(B)	$2.77	$3.15	$5.05
Income from continuing operations per diluted common share (A)/(C)	$2.75	$3.11	$5.00
Potential dilutive common shares primarily consist of employee stock options and performance share unit awards. Employee stock options to purchase approximately 1,671,045, 605,419 and 651,904 shares of our common stock were outstanding at the end of fiscal 2016, 2015 and 2014, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive.

NOTE 17:  RESEARCH AND DEVELOPMENT
Company-sponsored research and development costs are expensed as incurred. These costs were $309 million, $277 million and $264 million in fiscal 2016, 2015 and 2014, respectively, and are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. Customer-sponsored research and development costs are incurred pursuant to contractual arrangements, principally U.S. Government-sponsored contracts requiring us to provide a product or service meeting certain defined performance or other specifications (such as designs), and are accounted for principally by the cost-to-cost percentage-of-completion method. Customer-sponsored research and development is included in our revenue and cost of product sales and services.
NOTE 18:  INTEREST EXPENSE
Total interest expense was $183 million, $130 million and $94 million in fiscal 2016, 2015 and 2014, respectively. Fiscal 2015 interest expense included $18 million of debt issuance costs related to financing commitments for a senior unsecured bridge loan facility established (and subsequently terminated when we secured permanent financing) in connection with our acquisition of Exelis. Interest paid was $146 million, $89 million and $93 million in fiscal 2016, 2015 and 2014, respectively.
NOTE 19:  LEASE COMMITMENTS
Total rental expense amounted to $88 million, $57 million and $48 million in fiscal 2016, 2015 and 2014, respectively. Future minimum rental commitments under leases with an initial lease term in excess of one year, primarily for land and buildings, amounted to approximately $331 million at July 1, 2016. These commitments for the five years following fiscal 2016 and, in total, thereafter are: fiscal 2017 — $81 million; fiscal 2018 — $66 million; fiscal 2019 — $53 million; fiscal 2020 — $38 million; fiscal 2021 — $29 million; and $64 million thereafter. These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any of these individual leases material to our operations. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter.
NOTE 20:  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We recognize all derivatives in our Consolidated Balance Sheet at fair value. We do not hold or issue derivatives for speculative purposes.
At July 1, 2016, we had open foreign currency forward contracts with an aggregate notional amount of $53 million, which were classified as fair value hedges. This compares with open foreign currency forward contracts with an aggregate notional amount of $74 million at July 3, 2015, of which $73 million were classified as fair value hedges and $1 million were classified as cash flow hedges. At July 1, 2016, contract expiration dates ranged from 14 days to 20 months with a weighted average contract life of 1 month.
Additionally, as described below in the “Interest Rate Risk” sections, during the third quarter of fiscal 2015, we entered into interest-rate swap agreements to hedge against interest-rate risk related to the anticipated issuance of long-term fixed-rate debt to redeem certain of our long-term debt securities and to fund a portion of the cash consideration payable under the merger agreement with Exelis, which were terminated during the fourth quarter of fiscal 2015. See Note 4: Business Combinations and Note 13: Long-Term Debt for additional information.
Exchange Rate Risk — Balance Sheet Hedges
To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of services” line item in our Consolidated Statement of Income. As of July 1, 2016, we had outstanding foreign currency forward contracts denominated in the British Pound, Australian Dollar, Singapore Dollar, Mexican Peso, Norwegian Krone, Canadian Dollar and Brazilian Real to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in fiscal 2016, 2015 or 2014. In addition, no amounts were recognized in earnings in fiscal 2016, 2015 or 2014 related to hedged firm commitments that no longer qualify as fair value hedges.

Exchange Rate Risk — Cash Flow Hedges
To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are being used to hedge currency exposures from cash flows anticipated across our business segments. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of July 1, 2016, we had outstanding foreign currency forward contracts denominated in the British Pound to hedge certain forecasted transactions.
These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income, net of hedge ineffectiveness. Gains and losses in accumulated other comprehensive income are reclassified to earnings when the related hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Consolidated Statement of Cash Flows as the cash flows of the related hedged items.
The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in fiscal 2016, 2015 or 2014. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive loss” line item in our Consolidated Balance Sheet as of July 1, 2016 that will be reclassified to earnings from accumulated other comprehensive income within the next 12 months to be material.
Interest Rate Risk — Cash Flow Hedges
As noted above, fixed-rate long-term debt issued in fiscal 2015 was to be used to redeem certain of our fixed-rate long-term debt securities and to fund a portion of the cash consideration payable under the merger agreement with Exelis. More specifically, in the fourth quarter of fiscal 2015, we issued new 10-year and 30-year fixed-rate debt, $800 million of which we used to fund the redemption of the entire outstanding $400 million principal amount of our 5.95% notes, due December 1, 2017 and the entire outstanding $350 million principal amount of our 6.375% notes, due June 15, 2019 at the “make-whole” redemption prices determined as set forth in those notes (see Note 13: Long-Term Debt for additional information). The issuance of this debt was not dependent on the closing of the Exelis acquisition. Prior to the issuance of this debt, on March 5, 2015 and March 10, 2015, we entered into six interest-rate swap agreements (“swaps”) with a notional value of $1 billion. We designated four of these swaps, with a notional value of $800 million, as cash flow hedges to mitigate the risk attributable to the benchmark interest rate’s effect on the probable cash flows of 10-year and 30-year fixed-rate debt to be issued. These swaps were terminated as planned in connection with the related debt issuance during the fourth quarter of fiscal 2015, and because interest rates decreased during the period of the swaps, we made cash payments to our counterparties and recorded after-tax losses totaling $24 million in the “Accumulated other comprehensive loss” line in our Consolidated Balance Sheet. The accumulated other comprehensive income balances will be amortized to interest expense over the lives of the related fixed-rate debt securities. The ineffective portion of these swaps’ change in fair value was immediately recognized in earnings in the “Interest expense” line item in our Consolidated Statement of Income, and this amount was immaterial. We classified the debt issuance proceeds, together with the cash outflow from the termination of these swaps, as financing cash flows in fiscal 2015 in our Consolidated Statement of Cash Flows.
Interest Rate Risk — Economic Hedges
As noted above, on March 5, 2015 and March 10, 2015, we entered into six swaps with a notional value of $1 billion. We entered into two of these swaps, with a notional value of $200 million, to mitigate the risk attributable to the benchmark interest rate’s effect on the cash flows of 10-year and 20-year fixed-rate debt anticipated to be issued to fund a portion of the cash consideration payable under the merger agreement with Exelis. These swaps (economic hedges) were not designated to receive hedge accounting treatment. These swaps were terminated as planned in the fourth quarter of fiscal 2015, and as a result, an immaterial gain was recorded in interest expense. We classified the debt issuance proceeds, together with the cash inflow from the termination of these swaps, as financing cash flows in fiscal 2015 in our Consolidated Statement of Cash Flows.
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

The amount of assets and liabilities related to foreign currency forward contracts in our Consolidated Balance Sheet as of July 1, 2016 was immaterial. See our Consolidated Statement of Comprehensive Income for additional information on changes in accumulated other comprehensive loss for the three fiscal years ended July 1, 2016.
NOTE 21:  NON-OPERATING INCOME (LOSS)
The components of non-operating income (loss) were as follows:

	2016	2015	2014

	(In millions)
Loss on prepayment of long-term debt (1)	$—	$(118)	$—
Gain on sales of businesses	10	9	—
Net income related to intellectual property matters	—	1	4
	$10	$(108)	$4

(1)
The loss in fiscal 2015 reflected charges associated with our optional redemption on May 27, 2015 of the entire outstanding $400 million principal amount of our 5.95% Notes due December 1, 2017 and the entire outstanding $350 million principal amount of our 6.375% Notes due June 15, 2019.

NOTE 22:  ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were as follows:

	2016(1)	2015(1)

	(In millions)
Foreign currency translation, net of income taxes of $29 million and $15 million at July 1, 2016 and July 3, 2015, respectively	$(131)	$(62)
Net unrealized loss on hedging derivatives, net of income taxes of $11 million and $12 million at July 1, 2016 and July 3, 2015, respectively	(18)	(19)
Unrecognized postretirement obligations, net of income taxes of $213 million and $42 million at July 1, 2016 and July 3, 2015, respectively	(346)	65
	$(495)	$(16)

(1)	Reclassifications out of accumulated other comprehensive loss to earnings were not material for fiscal 2016 or 2015.

NOTE 23:  INCOME TAXES
The provisions for current and deferred income taxes are summarized as follows:

	2016	2015	2014

	(In millions)
Current:
United States	$(27)	$150	$213
International	19	8	11
State and local	(11)	13	12
	(19)	171	236
Deferred:
United States	271	(30)	5
International	(22)	4	—
State and local	36	(2)	15
	285	(28)	20
	$266	$143	$256

The total income tax provision is summarized as follows:

	2016	2015	2014

	(In millions)
Continuing operations	$266	$143	$256
Discontinued operations	(4)	—	(10)
Total income tax provision	$262	$143	$246
The components of deferred income tax assets (liabilities) were as follows:

	July 1, 2016	July 3, 2015

	(In millions)
Inventory valuations	$32	$46
Accruals	280	299
Deferred revenue	24	38
Depreciation	(53)	(75)
Unbilled receivables	(31)	(34)
Domestic tax loss and credit carryforwards	42	28
International tax loss and credit carryforwards	68	42
International research and development expense deferrals	4	12
Acquired intangibles	(564)	(641)
Share-based compensation	32	32
Capital loss carryforwards	212	—
Long-term debt	16	22
Unremitted earnings of foreign subsidiaries	(52)	(59)
Pension and other post-employment benefits	852	820
Unrealized loss on interest rate hedges	11	12
Unrecognized tax benefits	14	17
All other — net	2	3
	889	562
Valuation allowance	(300)	(72)
	$589	$490
A reconciliation of the United States statutory income tax rate to our effective income tax rate follows:

	2016	2015	2014
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes	2.4	0.9	2.0
International income	(0.3)	(1.7)	(1.1)
Nondeductible goodwill	14.9	1.8	—
Research and development tax credit	(3.3)	(1.7)	(0.9)
Capital loss	(3.8)	—	—
U.S. production activity benefit	(0.6)	(3.7)	(2.7)
Cash repatriation	—	1.4	—
Settlement of tax audits	(0.4)	(1.8)	(0.6)
Other items	(0.4)	(0.3)	0.5
Effective income tax rate	43.5%	29.9%	32.2%
State and local income taxes allocable to certain U.S. Government contracts are included in our operating expenses and, therefore, are not included in our provision for income taxes. We have made no provision for U.S. income taxes on $255 million of undistributed earnings of international subsidiaries because of our intention to reinvest those earnings indefinitely. Determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable. Tax loss and credit carryforwards as of July 1, 2016 have expiration dates ranging between one year and no expiration in certain instances. The amounts of Federal, international, and state and local net operating loss carryforwards as of July 1, 2016 were $29 million, $253 million and $216 million, respectively. The amount of U.S. capital loss carryforwards as of July 1, 2016 were $552 million. Income (loss) from continuing operations before income taxes of international subsidiaries was ($195) million, $21 million and $59 million in fiscal 2016, 2015 and 2014, respectively. Income taxes paid were $53 million, $131 million and $194 million in fiscal 2016, 2015 and 2014, respectively. The valuation allowance increased $228 million from $72 million at the end of fiscal 2015 to $300 million at the end of fiscal 2016. The valuation allowance has been established for financial reporting purposes to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2016	2015	2014

	(In millions)
Balance at beginning of fiscal year	$124	$72	$74
Additions based on tax positions taken during current fiscal year	7	5	7
Additions based on tax positions taken during prior fiscal years	9	5	18
Additions for tax positions related to acquired entities	—	68	—
Decreases based on tax positions taken during prior fiscal years	(73)	(8)	(12)
Decreases from lapse in statutes of limitations	(1)	(1)	—
Decreases from settlements	(3)	(17)	(15)
Balance at end of fiscal year	$63	$124	$72
As of July 1, 2016, we had $63 million of unrecognized tax benefits, of which $39 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. As of July 3, 2015, we had $124 million of unrecognized tax benefits, of which $46 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We had accrued $13 million for the potential payment of interest and penalties as of July 1, 2016 (and this amount was not included in the $63 million of unrecognized tax benefits balance at July 1, 2016 shown above) and $11 million of this total could favorably impact future tax rates. We had accrued $20 million for the potential payment of interest and penalties as of July 3, 2015 (and this amount was not included in the $124 million of unrecognized tax benefits balance at July 3, 2015 shown above) and $13 million of this total could favorably impact future tax rates.
We file numerous separate and consolidated income tax returns reporting our financial results and, where appropriate, those of our subsidiaries and affiliates, in the U.S. Federal jurisdiction and various state, local and foreign jurisdictions. Pursuant to the Compliance Assurance Process, the IRS is examining our returns for fiscal 2010 through fiscal 2014 and fiscal 2016 through fiscal 2017. The Canadian Revenue Agency is currently examining our returns for fiscal 2007 through fiscal 2010, and we are appealing portions of a Canadian assessment relating to fiscal 2000 through fiscal 2006. We are currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2006 through 2015. It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes cannot be made for remaining unrecognized tax benefits because of the significant number of jurisdictions in which we do business and the number of open tax periods.

NOTE 24:  BUSINESS SEGMENTS
We adjusted our segment reporting in the first quarter of fiscal 2016 to reflect our new organizational structure that was effective at the beginning of fiscal 2016. We structure our operations primarily around the products and services we sell and the markets we serve, and commencing with the first quarter of fiscal 2016, we report the financial results of our operations in the following four operating segments, which are also our reportable segments and are referred to as our business segments:

•	Communication Systems, serving markets in tactical communications and defense and public safety networks;

•
Space and Intelligence Systems, providing complete Earth observation, environmental, geospatial, space protection, and intelligence solutions from advanced sensors and payloads, as well as ground processing and information analytics;

•
Electronic Systems, offering an extensive portfolio of solutions in electronic warfare, avionics, wireless technology, command, control, communications, computers and intelligence (“C4I”) and undersea systems; and

•
Critical Networks, providing managed services supporting air traffic management, energy and maritime communications, and ground network operation and sustainment, as well as high-value IT and engineering services.

The historical results, discussion and presentation of our business segments as set forth in our Consolidated Financial Statements and these Notes reflect the impact of these adjustments for all periods presented in order to present all segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from these adjustments. Each business segment is comprised of multiple program areas and product and service lines that aggregate into such segment.
See Note 3: Discontinued Operations and Divestitures for information regarding discontinued operations and divestitures. Unless otherwise specified, disclosures in our Consolidated Financial Statements and these Notes relate solely to our continuing operations.
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
Our products and systems are produced principally in the United States with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 5 percent of our total revenue during fiscal 2016, 2015 or 2014.
Sales made to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, by all segments as a percentage of total revenue were 76 percent, 64 percent and 67 percent in fiscal 2016, 2015 and 2014, respectively. Revenue from services in fiscal 2016 was approximately 11 percent, 13 percent, 10 percent and 93 percent of total revenue in our Communication Systems, Space and Intelligence Systems, Electronic Systems and Critical Networks segments, respectively.

Selected information by business segment and geographical area is summarized below:

	2016	2015	2014

	(In millions)
Total Assets
Communication Systems	$1,667	$1,917	$1,274
Space and Intelligence Systems	2,149	2,092	523
Electronic Systems	2,253	2,508	278
Critical Networks	3,001	3,490	1,901
Corporate(1)	2,926	3,120	943
	$11,996	$13,127	$4,919
Capital Expenditures
Communication Systems	$16	$26	$43
Space and Intelligence Systems	38	52	70
Electronic Systems	22	14	21
Critical Networks	37	49	70
Corporate	41	7	5
	$154	$148	$209
Depreciation and Amortization
Communication Systems	$63	$65	$61
Space and Intelligence Systems	40	32	27
Electronic Systems	28	15	8
Critical Networks	83	103	101
Corporate	147	29	7
	$361	$244	$204
Geographical Information for Continuing Operations
U.S. operations:
Revenue	$7,046	$4,659	$4,590
Long-lived assets	$977	$1,099	$648
International operations:
Revenue	$421	$424	$422
Long-lived assets	$38	$66	$80
(1) Identifiable intangibles assets acquired in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segments. Exelis identifiable asset balances recorded as Corporate assets were approximately $1.4 billion and $1.6 billion as of July 1, 2016 and July 3, 2015, respectively. Corporate assets consisted primarily of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment and identifiable intangibles.
Depreciation and amortization included intangible asset and capitalized software amortization and debt premium, debt discount, and debt issuance costs amortization of $181 million, $89 million and $62 million in fiscal 2016, 2015 and 2014, respectively.
Export revenue was $1.2 billion, $1.2 billion and $1.1 billion in fiscal 2016, 2015 and 2014, respectively. Fiscal 2016 export revenue and revenue from international operations was principally from Europe, Asia, the Middle East, Africa, Australia and Canada.

Segment revenue, segment operating income (loss) and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:
Revenue

	2016	2015	2014

	(In millions)
Communication Systems	$1,864	$1,836	$1,855
Space and Intelligence Systems	1,899	1,007	966
Electronic Systems	1,530	584	420
Critical Networks	2,233	1,680	1,786
Corporate eliminations	(59)	(24)	(15)
	$7,467	$5,083	$5,012
Income From Continuing Operations Before Income Taxes

	2016	2015(4)	2014

	(In millions)
Segment Operating Income (Loss):
Communication Systems (1)	$530	$563	$574
Space and Intelligence Systems	294	142	128
Electronic Systems	277	97	72
Critical Networks (2)	(106)	131	198
Unallocated corporate expense (3)	(210)	(210)	(77)
Corporate eliminations	(3)	(10)	(13)
Non-operating income (loss)	10	(108)	4
Net interest expense	(181)	(128)	(91)
	$611	$477	$795

(1)
Communication Systems operating income in fiscal 2016 included $20 million of restructuring charges primarily related to workforce reductions, facility consolidation and other items. We recorded $14 million of these charges in the “Cost of product sales and services” line item and the remaining $6 million of these charges in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income.

(2)
Critical Networks operating loss in fiscal 2016 was primarily due to a $367 million non-cash impairment charge recorded in the quarter ended January 1, 2016 to write down goodwill and other assets related to Harris CapRock Communications. We recorded this charge in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income. Additionally, operating loss in fiscal 2016 included $13 million of restructuring charges primarily related to workforce reductions and facility consolidation. We recorded $7 million of these charges in the “Cost of product sales and services” line item and the remaining $6 million of these charges in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income.

(3)
Unallocated corporate expense in fiscal 2016 included: (i) the impact of a net liability reduction of $101 million for certain post-employment benefit plans, (ii) charges of $104 million for integration and other costs associated with our acquisition of Exelis in the fourth quarter of fiscal 2015, (iii) $11 million for amortization of a step up in inventory, and (iv) $132 million of expense for amortization of intangible assets acquired as a result of our acquisition of Exelis. Because the acquisition of Exelis benefited the entire Company as opposed to any individual segments, the amortization of identifiable intangible assets acquired in the Exelis acquisition was recorded as unallocated corporate expense.

(4)	“Non-operating income (loss)” includes loss on prepayment of long-term debt. Additional information regarding non-operating income (loss) is set forth in Note 21: Non-Operating Income (Loss).

NOTE 25:  LEGAL PROCEEDINGS AND CONTINGENCIES
From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At July 1, 2016, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at July 1, 2016 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
Our tax filings are subject to audit by taxing authorities in jurisdictions where we conduct business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or ultimately through legal proceedings. We believe we have adequately accrued for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different from the amounts recorded in our Consolidated Financial Statements. Additional information regarding audits and examinations by taxing authorities of our tax filings is set in Note 23: Income Taxes.
Legal Proceedings
On February 4, 2013, we completed the sale of Broadcast Communications to the Buyer for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment), a $15 million subordinated promissory note (which was collected in fiscal 2014) and an earnout of up to $50 million based on future performance. Based on a dispute between us and the Buyer over the amount of the post-closing working capital adjustment, we and the Buyer previously appointed a nationally recognized accounting firm to render a final determination of such dispute. On January 29, 2016, the accounting firm rendered its final determination as to the disputed items, in which it concluded substantially in our favor and partly in the Buyer’s favor. As further discussed in Note 3: Discontinued Operations and Divestitures, as a result of such determination and related third-party costs, we recorded a loss in discontinued operations of $24 million ($21 million after-tax) in fiscal 2016.
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

Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites, including as a result of our acquisition of Exelis. These sites are in various stages of investigation and/or remediation and in some of these proceedings our liability is considered de minimis. We have received notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, Exelis received notice in June 2014 from the DOJ, Environment and Natural Resources Division, that it may be potentially responsible for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, the EPA issued on March 4, 2016, a record of decision selecting a remedy for the lower 8.3 miles stretch of the Lower Passaic River. The EPA’s selected remedy includes dredging the river bank to bank, installing an engineered cap and long-term monitoring. The EPA estimates the cost of the cleanup project will be $1.38 billion. On March 31, 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of their potential liability for the cost of the cleanup project but their respective allocations have not been determined. We have found no evidence that Exelis contributed any of the primary contaminants of concern to the Passaic River. We intend to vigorously defend ourselves in this matter and we believe our ultimate costs will not be material. Although it is not feasible to predict the outcome of these environmental claims, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims in existence at July 1, 2016 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

SUPPLEMENTARY FINANCIAL INFORMATION
QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data is summarized below:

	Quarter Ended				Total Year
	10/2/2015	1/1/2016(2)	4/1/2016	7/1/2016

	(In millions, except per share amounts)
Fiscal 2016
Revenue	$1,811	$1,843	$1,909	$1,904	$7,467
Gross profit	591	562	597	585	2,335
Income from continuing operations before income taxes	216	(89)	241	243	611
Income from continuing operations	148	(135)	170	162	345
Discontinued operations, net of income taxes	—	(17)	(2)	(2)	(21)
Net income	148	(152)	168	160	324
Per share data:
Basic
Income from continuing operations	1.20	(1.09)	1.37	1.30	2.77
Net income	1.20	(1.23)	1.35	1.29	2.61
Diluted
Income from continuing operations	1.18	(1.09)	1.36	1.29	2.75
Net income	1.18	(1.23)	1.34	1.28	2.59
Cash dividends	0.50	0.50	0.50	0.50	2.00
Stock prices — High	84.78	89.78	89.35	84.75
Low	70.10	73.72	70.97	73.32

	Quarter Ended				Total Year
	9/26/2014	1/2/2015	4/3/2015	7/3/2015(3)

	(In millions, except per share amounts)
Fiscal 2015
Revenue	$1,155	$1,206	$1,187	$1,535	$5,083
Gross profit	393	398	433	511	1,735
Income from continuing operations before income taxes	176	189	179	(67)	477
Income from continuing operations	125	139	126	(56)	334
Net income (1)	125	139	126	(56)	334
Per share data:
Basic
Income from continuing operations	1.19	1.34	1.21	(0.51)	3.15
Net income (1)	1.19	1.34	1.21	(0.51)	3.15
Diluted
Income from continuing operations	1.18	1.32	1.20	(0.51)	3.11
Net income (1)	1.18	1.32	1.20	(0.51)	3.11
Cash dividends	0.47	0.47	0.47	0.47	1.88
Stock prices — High	76.50	74.27	79.52	82.79
Low	66.85	60.78	66.15	76.35

(1) For fiscal 2015, amounts for the “net income” line item are identical to income from continuing operations because we did not have any discontinued operations in fiscal 2015.
(2) Income from continuing operations included a $367 million non-cash charge ($2.63 per diluted common share after-tax) for impairment of goodwill and other assets related to Harris CapRock Communications.
(3) Income from continuing operations included a $204 million after-tax charge ($1.83 per diluted common share) for transaction, financing, integration, restructuring and other costs, primarily related to our acquisition of Exelis.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures:    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of fiscal 2016, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of fiscal 2016 our disclosure controls and procedures were effective.
(b) Changes in Internal Control:    We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. As part of our integration of Exelis, we remain in the process of incorporating our controls and procedures with respect to Exelis operations, and we included internal controls with respect to Exelis operations in our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2016. Other than incorporating our controls and procedures with respect to Exelis operations, there have been no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Evaluation of Internal Control over Financial Reporting:    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of fiscal 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of the end of fiscal 2016. “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Report. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, our independent registered public accounting firm, whose unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Report.

ITEM 9B.	OTHER INFORMATION.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
(a) Identification of Directors:    The information required by this Item with respect to our directors is incorporated herein by reference to the discussion under the heading Proposal 1: Election of Directors in our Proxy Statement for our 2016 Annual Meeting of Shareholders scheduled to be held on October 28, 2016 (our “2016 Proxy Statement”), which is expected to be filed within 120 days after the end of our fiscal 2016.
(b) Identification of Executive Officers:    Certain information regarding our executive officers is included in Part I of this Report under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.
(c) Audit Committee Information; Financial Expert:    The information required by this Item with respect to the Audit Committee of our Board of Directors and “audit committee financial experts” is incorporated herein by reference to the discussion under the headings Summary Information Regarding Each of the Nominees and Our Other Directors and Board Committees and Committee Charters, Audit Committee in our 2016 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2016.
(d) Section 16(a) Beneficial Ownership Reporting Compliance:    Information related to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2016 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2016.
(e) Code of Ethics:    All of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Code of Conduct. Our Code of Conduct is posted on our website at https://www.harris.com/content/code-of-conduct and is also available free of charge by written request to our Director of Ethics and Compliance, Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose on the Code of Conduct section of our website at https://www.harris.com/content/code-of-conduct any amendment to, or waiver from, our Code of Conduct that is required to be disclosed to shareholders, within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Code of Conduct in our 2016 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2016.
(f) Policy for Nominees:    The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees to our Board of Directors contained under the heading Director Nomination Process and Criteria, and Board Diversity in our 2016 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2016. No material changes to those procedures have occurred since the disclosure regarding those procedures in our Proxy Statement for our 2015 Annual Meeting of Shareholders. Additional information concerning requirements and procedures for shareholders directly nominating directors is contained under the heading Shareholder Proposals for the 2017 Annual Meeting of Shareholders in our 2016 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2016.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item with respect to compensation of our directors and executive officers is incorporated herein by reference to the discussion under the headings Director Compensation and Benefits, Executive Compensation and Management Development and Compensation Committee Report in our 2016 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table provides information as of July 1, 2016 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	5,830,703	$62.28	31,817,456
Equity compensation plans not approved by shareholders	—	N/A	—
Total	5,830,703	$62.28	31,817,456
 _____________

(1)    Consists of the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) (the “2005 Equity Incentive Plan”) and the Harris Corporation 2015 Equity Incentive Plan. No additional awards may be granted under the 2005 Equity Incentive Plan.

(2)    Under the 2005 Equity Incentive Plan and the Harris Corporation 2015 Equity Incentive Plan, in addition to options, we have granted share-based compensation awards in the form of performance shares, shares of restricted stock, performance share units, restricted stock units, shares of immediately vested common stock and other similar types of share-based awards. As of July 1, 2016, there were awards outstanding under those plans with respect to 1,093,606 shares, consisting of (i) awards of 198,748 shares of restricted stock, for which all 198,749 shares were issued and outstanding; and (ii) awards of 894,858 performance share units and restricted stock units, for which all 894,858 were payable in shares but for which no shares were yet issued and outstanding. The 5,830,703 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 4,935,845 outstanding options and in respect of awards of 894,858 performance share units and restricted stock units payable in shares. Because there is no exercise price associated with awards of shares of restricted stock, performance share units or restricted stock units, all of which are granted to employees at no cost, such awards are not included in the weighted-average exercise price calculation in column (b).

See Note 15: Stock Options and Other Share-Based Compensation in the Notes for a general description of our share-based incentive plans.
The other information required by this Item with respect to security ownership of certain of our beneficial owners and management is incorporated herein by reference to the discussion under the headings Our Largest Shareholders and Shares Held By Our Directors and Executive Officers in our 2016 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the discussion under the headings Director Independence and Related Person Transaction Policy in our 2016 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm in our 2016 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2016.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as a part of this Report:

Page
(1) List of Financial Statements Filed as Part of this Report:
The following financial statements and reports of Harris Corporation and its consolidated subsidiaries are included in Item 8. of this Report at the page numbers referenced below:
Management’s Report on Internal Control Over Financial Reporting	62
Report of Independent Registered Certified Public Accounting Firm on the Consolidated Financial Statements	63
Report of Independent Registered Certified Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	64
Consolidated Statement of Income — Fiscal Years ended July 1, 2016; July 3, 2015; and June 27, 2014	65
Consolidated Statement of Comprehensive Income (Loss) — Fiscal Years ended July 1, 2016; July 3, 2015; and June 27, 2014	66
Consolidated Balance Sheet — July 1, 2016 and July 3, 2015	67
Consolidated Statement of Cash Flows — Fiscal Years ended July 1, 2016; July 3, 2015; and June 27, 2014	68
Consolidated Statement of Equity — Fiscal Years ended July 1, 2016; July 3, 2015; and June 27, 2014	69
Notes to Consolidated Financial Statements	70
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts — Fiscal Years ended July 1, 2016; July 3, 2015; and June 27, 2014	126
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
(2)(c) Distribution Agreement, dated as of September 25, 2014, between Vectrus, Inc. and Exelis Inc., incorporated herein by reference to Exhibit 2.1 of Exelis Inc.’s Current Report on Form 8-K filed with the SEC on September 29, 2014. (Commission File No. 1-35228).
(2)(d) Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc., incorporated herein by reference to Exhibit 10.1 of ITT Corporation’s Quarterly Report on Form 10-Q filed on October 28, 2011. (Commission File No. 1-5672)
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
(ii)  Instrument of Resignation from Trustee and Appointment and Acceptance of Successor Trustee, dated as of November 1, 2002 (effective November 15, 2002), among Harris Corporation, JP Morgan Chase Bank, as Resigning Trustee, and The Bank of New York, as Successor Trustee, incorporated herein by reference to Exhibit 99.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002. (Commission File Number 1-3863)
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
(iii) Second Supplemental Indenture, dated as of December 31, 2015, between Harris Corporation and MUFG Union Bank, N.A., incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
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
(4)(p) Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), the Company by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of Harris Corporation.
*(10)(a) Form of Director and Executive Officer Indemnification Agreement, for use on or after October 26, 2012, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 31, 2012. (Commission File Number 1-3863)
*(10)(b) Form of Executive Change in Control Severance Agreement, effective as of, and for use after, April 22, 2010, incorporated herein by reference to Exhibit 10(o) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)
*(10)(c) Harris Corporation Annual Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2015. (Commission File Number 1-3863)
*(10)(d)(i) Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)
(ii)  Amendment No. 1 to Harris Corporation 2005 Equity Incentive Plan, effective January 1, 2009, incorporated herein by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)
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

(v)  Form of Performance Share Unit Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2013. (Commission File Number 1-3863)
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
(viii)  Form of Restricted Stock Award Agreement Terms and Conditions (as of June 28, 2014) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2014. (Commission File Number 1-3863)
(ix)  Form of Performance Stock Option Award Agreement Terms and Conditions (as of May 27, 2015) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(e)(xi) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2015. (Commission File Number 1-3863)
*(10)(f)(i) Harris Corporation 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2015. (Commission File Number 1-3863)
(ii) Harris Corporation 2015 Equity Incentive Plan Performance Unit Award Agreement Terms and Conditions (as of October 23, 2015), incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
(iii) Harris Corporation 2015 Equity Incentive Plan Restricted Share Award Agreement Terms and Conditions (as of October 23, 2015), incorporated herein by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
(iv) Harris Corporation 2015 Equity Incentive Plan Restricted Unit Award Agreement Terms and Conditions (as of October 23, 2015), incorporated herein by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January1, 2016. (Commission File Number 1-3863)
(v) Harris Corporation 2015 Equity Incentive Plan Stock Option Award Agreement Terms and Conditions (as of October 23, 2015), incorporated herein by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for fiscal the quarter ended January 1, 2016. (Commission File Number 1-3863)
(vi) Harris Corporation 2015 Equity Incentive Plan Non-Employee Director Restricted Unit Award Agreement Terms and Conditions (as of December 4, 2015), incorporated herein by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
*10(g)(i) Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2016), incorporated herein by reference to Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
(ii) Amendment Number One to the Harris Corporation Retirement Plan (as Amended and Restated effective January 1, 2016), effective February 1, 2016 and dated March 7, 2016.
(iii) Amendment Number Two to the Harris Corporation Retirement Plan (as Amended and Restated effective January 1, 2016), dated March 29, 2016.
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
*(10)(i)(i) Harris Corporation 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective November 28, 2011), incorporated herein by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2011. (Commission File Number 1-3863)
(ii)  Amendment Number One to the Harris Corporation 2005 Supplemental Executive Retirement Plan (Amended and Restated Effective November 28, 2011), dated December 19, 2014, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2015. (Commission File Number 1-3863)
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
(iii) Amendment Number Two to the Harris Corporation 2005 Directors’ Deferred Compensation Plan (As Amended and Restated Effective January 1, 2009), dated December 4, 2015, incorporated herein by reference to Exhibit 10(h)to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
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
*(10)(m)(i) Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(d) to the

Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)
(ii)  First Amendment to Master Rabbi Trust Agreement, dated September 24, 2004, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004. (Commission File Number 1-3863)
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
(10)(n) Commercial Paper Issuing and Paying Agent Agreement, dated as of March 30, 2005, between Citibank, N.A. and Harris Corporation, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 5, 2005. (Commission File Number 1-3863)
(10)(o) Commercial Paper Dealer Agreement, dated as of June 12, 2007, between Citigroup Global Markets Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)
(10)(p) Commercial Paper Dealer Agreement, dated June 13, 2007, between Banc of America Securities LLC and Harris Corporation, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)
(10)(q) Commercial Paper Dealer Agreement, dated as of June 14, 2007, between SunTrust Capital Markets, Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)
*(10)(r) Employment Agreement, dated October 8, 2011 and effective November 1, 2011, by and between Harris Corporation and William M. Brown, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011. (Commission File Number 1-3863)
*(10)(s) Offer Letter, dated July 20, 2012, by and between Harris Corporation and Robert L. Duffy, incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2013. (Commission File Number 1-3863)
*(10)(t)(i) Offer Letter Agreement, dated February 4, 2014, between Harris Corporation and Miguel A. Lopez, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2014. (Commission File Number 1-3863)
(ii) Separation Agreement and Release of All Claims, dated January 29, 2016, between Harris Corporation and Miguel A. Lopez, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report for fiscal quarter ended April 1, 2016. (Commission File Number 1-3863)
*(10)(u) Offer Letter Agreement, dated March 6, 2015, between Harris Corporation and Todd Taylor, incorporated herein by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for fiscal quarter ended April 3, 2015. (Commission File Number 1-3863)
*(10)(v)(i) Offer Letter Agreement, dated December 17, 2014, between Harris Corporation and Rahul Ghai, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2016. (Commission File Number 1-3863)
(ii) Amendment to Offer Letter Agreement, dated January 29, 2016, between Harris Corporation and Rahul Ghai, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2016. (Commission File Number 1-3863)
*(10)(w) Summary of Annual Compensation of Non-Employee Directors (Last Modified December 4, 2015), effective as of January 1, 2016, incorporated herein by reference to Exhibit 10(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)

(10)(x)(i) Term Loan Agreement, dated as of March 16, 2015, by and among Harris Corporation and the other parties thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 19, 2015. (Commission File Number 1-3863)
(ii)  Amendment No. 1 to Term Loan Agreement, dated as of July 1, 2015, by and among Harris Corporation and the other parties thereto, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2015. (Commission File Number 1-3863)
(10)(y) Revolving Credit Agreement, dated as of July 1, 2015, by and among Harris Corporation and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 8, 2015. (Commission File Number 1-3863)
(10)(z) Employee Matters Agreement, dated as of September 25, 2014, between Vectrus, Inc. and Exelis Inc., incorporated herein by reference to Exhibit 10.1 of Exelis Inc.’s Current Report on Form 8-K filed with the SEC on September 29, 2014. (Commission File No. 1-35228)
(10)(aa) Tax Matters Agreement, dated as of September 25, 2014, between Vectrus, Inc. and Exelis Inc., incorporated herein by reference to Exhibit 10.2 of Exelis Inc.’s Current Report on Form 8-K filed with the SEC on September 29, 2014. (Commission File No. 1-35228)
(10)(bb) Master Transition Services Agreement, dated as of September 25, 2014, between Vectrus, Inc. and Exelis Inc., incorporated herein by reference to Exhibit 10.3 of Exelis Inc.’s Current Report on Form 8-K filed with the SEC on September 29, 2014. (Commission File No. 1-35228)
(10)(cc) Transitional Trademark License Agreement – Vectrus, dated as of September 25, 2014, between Vectrus, Inc. and Exelis Inc., incorporated herein by reference to Exhibit 10.4 of Exelis Inc.’s Current Report on Form 8-K filed with the SEC on September 29, 2014. (Commission File No. 1-35228)
(10)(dd) Technology License Agreement, dated as of September 25, 2014, between Vectrus, Inc. and Exelis Inc., incorporated herein by reference to Exhibit 10.5 of Exelis Inc.’s Current Report on Form 8-K filed with the SEC on September 29, 2014. (Commission File No. 1-35228)
*(10)(ee) Benefits and Compensation Matters Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc., incorporated herein by reference to Exhibit 10.2 of ITT Corporation’s Quarterly Report on Form 10-Q filed with the SEC on October 28, 2011. (Commission File No. 1-5672)
(10)(ff) Tax Matters Agreement, dated as of October 25, 2011 among ITT Corporation, Exelis Inc. and Xylem Inc., incorporated herein by reference to Exhibit 10.3 of ITT Corporation’s Quarterly Report on Form 10-Q filed with the SEC on October 28, 2011. (Commission File No. 1-5672)
(10)(gg) Master Transition Services Agreement, dated as of October 25, 2011 among ITT Corporation, Exelis Inc. and Xylem Inc., incorporated herein by reference to Exhibit 10.4 of ITT Corporation’s Quarterly Report on Form 10-Q filed with the SEC on October 28, 2011. (Commission File No. 1-5672)
(10)(hh) ITT Transitional Trademark License Agreement – Exelis, dated as of October 25, 2011, between ITT Manufacturing Enterprises LLC and Exelis Inc., incorporated herein by reference to Exhibit 10.5 of ITT Corporation’s Quarterly Report on Form 10-Q filed with the SEC on October 28, 2011. (Commission File No. 1-5672)
*(10)(ii) Exelis Salaried Investment and Savings Plan, incorporated herein by reference to Exhibit 4.4 of Exelis Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-177605, filed with the SEC on October 28, 2011.
*(10)(jj)(i) Exelis Inc. Excess Savings Plan, incorporated herein by reference to Exhibit 10.12 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 18, 2011. (Commission File No. 1-35228)
(ii) Amendment to Exelis Inc. Excess Savings Plan, dated September 17, 2015, incorporated herein by reference to Exhibit 10(b) the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2015. (Commission File Number 1-3863)
*(10)(kk) Exelis Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.5 of Exelis Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-177605, filed with the SEC on October 28, 2011.
*(10)(ll) Exelis Inc. Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.14 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 18, 2011. (Commission File No. 1-35228)

*(10)(mm) Exelis Inc. Enhanced Severance Pay Plan, incorporated herein by reference to Exhibit 10.15 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 18, 2011. (Commission File No. 1-35228)
*(10)(nn) Exelis Inc. Senior Executive Severance Pay Plan, incorporated herein by reference to Exhibit 10.17 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 18, 2011. (Commission File No. 1-35228)
*(10)(oo) Exelis Excess Pension Plan IA (formerly known as the ITT Excess Pension Plan IA and the ITT Industries Excess Pension Plan IA), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.18 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
*(10)(pp) Exelis Excess Pension Plan IB (formerly known as the ITT Excess Pension Plan IB and the ITT Industries Excess Pension Plan IB), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.19 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
*(10)(qq) Exelis Excess Pension Plan IIA (formerly known as the ITT Excess Pension Plan IIA, the ITT Excess Pension Plan II, and the ITT Industries Excess Pension Plan II), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.20 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
*(10)(rr) Exelis Excess Pension Plan IIB (formerly known as the ITT Excess Pension Plan IIB), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.21 to Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
*(10)(ss) Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.33 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 18, 2011. (Commission File No. 1-35228)
*(10)(tt) Form of Exelis Inc. Special Senior Executive Severance Pay Plan, incorporated herein by reference to Exhibit 10.35 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 4, 2012. (Commission File No. 1-35228)
*(10)(uu) Amended and Restated Exelis Inc. Annual Incentive Plan for Executive Officers, incorporated by reference as Exhibit 10.02 to Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2015. (Commission File No. 1-35228)
(12)  Computation of Ratio of Earnings to Fixed Charges.
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

HARRIS CORPORATION
(Registrant)
Date: August 29, 2016	By:	/S/ WILLIAM M. BROWN
William M. Brown
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ WILLIAM M. BROWN	Chairman, President and Chief Executive Officer (Principal Executive Officer)	August 29, 2016
William M. Brown

	/s/ RAHUL GHAI	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 29, 2016
Rahul Ghai

	/s/ TODD A. TAYLOR	Vice President, Principal Accounting Officer (Principal Accounting Officer)	August 29, 2016
Todd A. Taylor

	/s/ PETER W. CHIARELLI*	Director	August 29, 2016
Peter W. Chiarelli

	/s/ THOMAS A. DATTILO*	Director	August 29, 2016
Thomas A. Dattilo

	/s/ TERRY D. GROWCOCK*	Director	August 29, 2016
Terry D. Growcock

	/s/ LEWIS HAY III*	Director	August 29, 2016
Lewis Hay III

	/s/ VYOMESH I. JOSHI*	Director	August 29, 2016
Vyomesh I. Joshi

	/s/ KAREN KATEN*	Director	August 29, 2016
Karen Katen

	/s/ LESLIE F. KENNE*	Director	August 29, 2016
Leslie F. Kenne

	/s/ DAVID B. RICKARD*	Director	August 29, 2016
David B. Rickard

	/s/ JAMES C. STOFFEL*	Director	August 29, 2016
James C. Stoffel

	/s/ GREGORY T. SWIENTON*	Director	August 29, 2016
Gregory T. Swienton

	/s/ HANSEL E. TOOKES II*	Director	August 29, 2016
Hansel E. Tookes II

*By:	/s/ SCOTT T. MIKUEN
Scott T. Mikuen
Attorney-in-Fact
pursuant to a power of attorney

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
HARRIS CORPORATION AND SUBSIDIARIES
(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe		Deductions — Describe		Balance at End of Period
Year ended July 1, 2016
Amounts Deducted From
Respective Asset Accounts:
					$960	(A)
					5,188	(B)
Allowances for collection losses	$12,169	$3,928	$—		$6,148		$9,949

			2,092	(C)	4,648	(A)
			389	(D)	946	(E)
Allowances for deferred tax assets	$71,866	$231,406	$2,481		$5,594		$300,159
Year ended July 3, 2015
Amounts Deducted From
Respective Asset Accounts:
					$621	(A)
					2,249	(B)
					181	(C)
Allowances for collection losses	$7,252	$2,154	$5,814	(C)	$3,051		$12,169

			10,029	(C)
			7,009	(D)
Allowances for deferred tax assets	$68,163	$(12,036)	$17,038		$1,299	(A)	$71,866
Year ended June 27, 2014
Amounts Deducted From
Respective Asset Accounts:
					$217	(A)
					1,682	(B)
Allowances for collection losses	$8,529	$622	$—		$1,899		$7,252

Allowances for deferred tax assets	$74,112	$(8,054)	$1,600	(D)	$(505)	(A)	$68,163
Note A — Foreign currency translation gains and losses
Note B — Uncollectible accounts charged off, less recoveries on accounts previously charged off
Note C — Acquisitions and divestitures
Note D — Uncertain income tax positions
Note E — Accumulated other comprehensive income