Form 10-Q
period 2016-09-30
HARRIS CORP /DE/
filed 2016-11-02
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s common stock as of October 28, 2016 was 124,276,747 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended September 30, 2016

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	September 30, 2016	October 2, 2015

	(In millions, except per share amounts)
Revenue from product sales and services	$1,754	$1,811
Cost of product sales and services	(1,175)	(1,220)
Engineering, selling and administrative expenses	(311)	(329)
Non-operating income	—	1
Interest income	1	1
Interest expense	(44)	(48)
Income before income taxes	225	216
Income taxes	(65)	(68)
Net income	$160	$148

Net income per common share
Basic	$1.29	$1.20
Diluted	$1.27	$1.18
Cash dividends paid per common share	$0.53	$0.50
Basic weighted average common shares outstanding	123.9	123.5
Diluted weighted average common shares outstanding	125.5	124.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
	September 30, 2016	October 2, 2015

	(In millions)
Net income	$160	$148
Other comprehensive loss:
Foreign currency translation loss, net of income taxes	(3)	(32)
Net unrealized gain on postretirement obligations, net of income taxes	1	—
Other comprehensive loss, net of income taxes	(2)	(32)
Total comprehensive income	$158	$116
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30, 2016	July 1, 2016

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$284	$487
Receivables	976	937
Inventories	962	964
Income taxes receivable	21	62
Other current assets	182	158
Total current assets	2,425	2,608
Non-current Assets
Property, plant and equipment	988	1,015
Goodwill	5,994	5,975
Other intangible assets	1,501	1,542
Non-current deferred income taxes	610	598
Other non-current assets	260	258
Total non-current assets	9,353	9,388
	$11,778	$11,996

Liabilities and Equity
Current Liabilities
Short-term debt	$19	$15
Accounts payable	508	602
Compensation and benefits	166	177
Other accrued items	439	428
Advance payments and unearned income	289	319
Income taxes payable	49	11
Current portion of long-term debt	380	382
Liabilities of discontinued operations	6	30
Total current liabilities	1,856	1,964
Non-current Liabilities
Defined benefit plans	2,199	2,296
Long-term debt, net	4,087	4,120
Non-current deferred income taxes	5	9
Other long-term liabilities	577	550
Total non-current liabilities	6,868	6,975
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 124,085,427 shares at September 30, 2016 and 124,643,407 shares at July 1, 2016	124	125
Other capital	2,042	2,096
Retained earnings	1,384	1,330
Accumulated other comprehensive loss	(497)	(495)
Total shareholders’ equity	3,053	3,056
Noncontrolling interests	1	1
Total equity	3,054	3,057
	$11,778	$11,996
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
	September 30, 2016	October 2, 2015

	(In millions)
Operating Activities
Net income	$160	$148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53	61
Amortization of intangible assets from Exelis Inc. acquisition	33	33
Share-based compensation	11	10
Qualified pension plan contributions	(64)	(61)
Pension income	(24)	(6)
(Increase) decrease in:
Accounts receivable	(39)	82
Inventories	2	(108)
Increase (decrease) in:
Accounts payable and accrued expenses	(75)	(158)
Advance payments and unearned income	(31)	(13)
Income taxes	63	60
Other	(46)	16
Net cash provided by operating activities	43	64
Investing Activities
Net additions of property, plant and equipment	(21)	(24)
Adjustment to proceeds from sale of business	(25)	—
Net cash used in investing activities	(46)	(24)
Financing Activities
Proceeds from borrowings	8	41
Repayments of borrowings	(38)	(173)
Proceeds from exercises of employee stock options	15	19
Repurchases of common stock	(100)	—
Cash dividends	(68)	(64)
Other financing activities	(18)	(15)
Net cash used in financing activities	(201)	(192)
Effect of exchange rate changes on cash and cash equivalents	1	(9)
Net decrease in cash and cash equivalents	(203)	(161)
Cash and cash equivalents, beginning of year	487	481
Cash and cash equivalents, end of quarter	$284	$320
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented therein. The results for the first quarter of fiscal 2017 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at July 1, 2016 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2016 (our “Fiscal 2016 Form 10-K”).
Amounts contained in this Report may not always add to totals due to rounding.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes and related disclosures. These estimates and assumptions are based on experience and other information available prior to issuance of the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes. Materially different results can occur as circumstances change and additional information becomes known.
Restructuring Charges
We record restructuring charges for sales or terminations of product lines, closures or relocations of business activities, changes in management structure, and fundamental reorganizations that affect the nature and focus of operations. Such changes include termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. We record these charges at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period.
In fiscal 2016, we recorded restructuring charges of $48 million for workforce reductions, facility consolidation and other costs. These charges are included as a component of the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Consolidated Statement of Income in our Fiscal 2016 Form 10-K. Liabilities associated with these and previous restructuring actions were $56 million at September 30, 2016 and $57 million at July 1, 2016. The majority of the remaining liabilities as of September 30, 2016 will be paid within the next twelve months.
Adoption of New Accounting Standards
In the first quarter of fiscal 2017, we adopted an accounting standard issued by the Financial Accounting Standards Board (“FASB”) that changed the accounting for certain aspects of stock options and other share-based compensation. This accounting standard requires companies to recognize excess tax benefits or expenses related to the vesting or settlement of employee share-based awards (i.e., the difference between the actual tax benefit realized and the tax benefit initially recognized for financial reporting purposes) as income tax benefit or expense in our Condensed Consolidated Statement of Income (Unaudited). Prior to adoption of this accounting standard, we were required to recognize these amounts directly in our Condensed Consolidated Balance Sheet (Unaudited) as additional paid-in capital. This accounting standard also requires classification of cash flows resulting from excess tax benefits or expenses related to employee share-based awards as cash flows from operating activities in our Condensed Consolidated Statement of Cash Flows (Unaudited). Prior to adoption of this accounting standard, we classified cash flows resulting from excess tax benefits or expenses related to employee share-based awards as cash flows from financing activities in our Condensed Consolidated Statement of Cash Flows (Unaudited). We applied all significant changes required by this accounting standard on a prospective basis from the beginning of fiscal 2017.
Adopting this accounting standard did not have a material impact on our financial position, results of operations or cash flows, except as follows:

•	We recognized $10 million ($.08 per diluted share) of income tax benefit in our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended September 30, 2016; and

•
We classified $10 million of cash flows resulting from excess tax benefits related to employee share-based awards as net cash provided by operating activities in our Condensed Consolidated Statement of Cash Flows (Unaudited) for the quarter ended September 30, 2016.

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
Note B — Stock Options and Other Share-Based Compensation
During the quarter ended September 30, 2016, we had options or other share-based compensation outstanding under two shareholder-approved stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”). Grants of share-based awards after October 23, 2015 were made under our 2015 EIP. We believe that share-based awards more closely align the interests of participants with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $11 million and $10 million for the quarters ended September 30, 2016 and October 2, 2015, respectively.
Grants to participants under our 2015 EIP during the quarter ended September 30, 2016 consisted of 1,210,730 stock options, 68,195 restricted share awards and 248,455 performance unit awards. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model, which used the following assumptions: expected dividend yield of 2.36 percent; expected volatility of 21.78 percent; risk-free interest rates averaging 1.23 percent; and expected term in years of 5.03. The fair value as of the grant date of each restricted share award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return relative to companies in the Standard & Poor’s 500, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting.
Note C — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized below:

	September 30, 2016 (1)	July 1, 2016 (1)

	(In millions)
Foreign currency translation, net of income taxes of $30 million and $29 million at September 30, 2016 and July 1, 2016, respectively	$(134)	$(131)
Net unrealized loss on hedging derivatives, net of income taxes of $11 million at September 30, 2016 and July 1, 2016	(18)	(18)
Unrecognized postretirement obligations, net of income taxes of $213 million at September 30, 2016 and July 1, 2016	(345)	(346)
	$(497)	$(495)

(1)	Reclassifications out of accumulated other comprehensive loss to earnings were not material for the quarters ended September 30, 2016 or October 2, 2015.
Note D — Receivables
Receivables are summarized below:

	September 30, 2016	July 1, 2016

	(In millions)
Accounts receivable	$639	$602
Unbilled costs and accrued earnings on cost-plus contracts	348	345
	987	947
Less allowances for collection losses	(11)	(10)
	$976	$937
Note E — Inventories
Inventories are summarized below:

	September 30, 2016	July 1, 2016

	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$518	$512
Finished products	115	129
Work in process	122	123
Raw materials and supplies	207	200
	$962	$964
Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $108 million at September 30, 2016 and $91 million at July 1, 2016.

Note F — Property, Plant and Equipment
Property, plant and equipment are summarized below:

	September 30, 2016	July 1, 2016

	(In millions)
Land	$44	$45
Software capitalized for internal use	140	131
Buildings	626	612
Machinery and equipment	1,390	1,364
	2,200	2,152
Less accumulated depreciation and amortization	(1,212)	(1,137)
	$988	$1,015
Depreciation and amortization expense related to property, plant and equipment was $47 million and $50 million for the quarters ended September 30, 2016 and October 2, 2015, respectively.
Note G — Accrued Warranties
Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited), during the quarter ended September 30, 2016 were as follows:

(In millions)
Balance at July 1, 2016	$32
Warranty provision for sales	4
Settlements	(4)
Other, including adjustments for foreign currency translation	(1)
Balance at September 30, 2016	$31

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties was $33 million at September 30, 2016 and $37 million at July 1, 2016 and is included as a component of the “Advance payments and unearned income” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited).

Note H — Postretirement Benefit Plans
The following table provides the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended September 30, 2016			Quarter Ended October 2, 2015
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)
Net periodic benefit income
Service cost	$15	$—	$15	$18	$1	$19
Interest cost	46	2	48	62	4	66
Expected return on plan assets	(85)	(4)	(89)	(86)	(5)	(91)
Amortization of net actuarial loss	—	—	—	—	2	2
Amortization of prior service cost	—	—	—	—	(3)	(3)
Total net periodic benefit income	$(24)	$(2)	$(26)	$(6)	$(1)	$(7)

Starting in fiscal 2017, we changed the approach used to determine the service and interest components of net periodic benefit cost of the U.S. defined benefit plans. The new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost by applying the applicable spot rates derived from the yield curve used to discount the cash flows in determining the benefit obligation. Historically, the service and interest cost components were determined by a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. This change resulted in approximately $11 million of lower service and interest costs for the U.S. defined benefit plans in the quarter ended September 30, 2016 compared with the quarter ended October 2, 2015. See Note 14: “Pension and Other Postretirement Benefits” in our Notes to Consolidated Financial Statements in our Fiscal 2016 Form 10-K for additional information.
We contributed $64 million and $61 million to our qualified defined benefit pension plans during the quarters ended September 30, 2016 and October 2, 2015, respectively. We currently anticipate making additional contributions to our qualified defined benefit pension plans of approximately $125 million during the remainder of fiscal 2017.
Note I — Net Income Per Common Share
The computations of net income per common share are as follows:

	Quarter Ended
	September 30, 2016	October 2, 2015

	(In millions, except per share amounts)
Net income	$160	$148
Adjustments for participating securities outstanding	—	—
Net income used in per basic and diluted common share calculations (A)	$160	$148

Basic weighted average common shares outstanding (B)	123.9	123.5
Impact of dilutive share-based awards	1.6	1.2
Diluted weighted average common shares outstanding (C)	125.5	124.7
Net income per basic common share (A)/(B)	$1.29	$1.20
Net income per diluted common share (A)/(C)	$1.27	$1.18
Potential dilutive common shares primarily consist of employee stock options and performance unit awards. Employee stock options to purchase approximately 485,321 and 1,003,902 shares of our common stock were outstanding at September 30, 2016 and October 2, 2015, respectively, but were not included as dilutive stock options in the computations of net income per diluted common share because the effect would have been antidilutive.

Note J — Income Taxes
Our effective tax rate (income taxes as a percentage of income before income taxes) was 28.9 percent in the quarter ended September 30, 2016 compared with 31.5 percent in the quarter ended October 2, 2015. In the quarter ended September 30, 2016, our effective tax rate benefited from the adoption of the accounting standard issued by the FASB that changed the accounting for certain aspects of stock options and other share-based compensation, as discussed in Note A — Significant Accounting Policies and Recent Accounting Standards in these Notes, and several differences in GAAP and tax accounting related to investments.
In the quarter ended October 2, 2015, our effective tax rate benefited from the settlement of several items for amounts that were lower than previously recorded estimates.

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

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of September 30, 2016:

	Level 1	Level 2	Level 3	Total

	(In millions)
Assets
Deferred compensation plan investments: (1)
Corporate-owned life insurance	$—	$17	$—	$17
Stock fund	52	—	—	52
Equity security	42	—	—	42
Liabilities
Deferred compensation plans (2)	50	77	—	127

(1)
Represents investments held in a “Rabbi Trust” associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Condensed Consolidated Balance Sheet (Unaudited).

(2)
Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including money market, stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	September 30, 2016		July 1, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt (including current portion) (1)	$4,467	$4,829	$4,502	$4,873

(1)
The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

Note L — Derivative Instruments and Hedging Activities
In the normal course of business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We recognize all derivatives in our Condensed Consolidated Balance Sheet (Unaudited) at fair value. We do not hold or issue derivatives for speculative purposes.
At September 30, 2016, we had open foreign currency forward contracts with an aggregate notional amount of $96 million, of which $40 million were classified as fair value hedges and $56 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with an aggregate notional amount of $53 million at July 1, 2016, all of which were classified as fair value hedges. At September 30, 2016, contract expiration dates ranged from 3 days to approximately 21 months with a weighted average contract life of 6 months.
Fair Value Hedges
As of September 30, 2016, we had outstanding foreign currency forward contracts denominated in the British Pound, Australian Dollar, Canadian Dollar, Singapore Dollar, Norwegian Krone, Mexican Peso and Brazilian Real to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the quarters ended September 30, 2016 or October 2, 2015. In addition, no amounts were recognized in earnings in the quarters ended September 30, 2016 or October 2, 2015 related to hedged firm commitments that no longer qualify as fair value hedges.
Cash Flow Hedges
We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of September 30, 2016, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound and Australian Dollar to hedge certain forecasted transactions. The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarters ended September 30, 2016 or October 2, 2015.
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
Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard estimate at completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimated total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimated total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income by $13 million ($0.07 per diluted share) in the quarter ended September 30, 2016 and by $17 million ($0.08 per diluted share) in the quarter ended October 2, 2015.
Note N — Business Segments
We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our operations in the following four operating segments, which are also our reportable segments and are referred to as our business segments:

•	Communication Systems, serving markets in tactical communications and defense and public safety networks;

•
Space and Intelligence Systems, providing complete Earth observation, environmental, geospatial, space protection, and intelligence solutions from advanced sensors and payloads, as well as ground processing and information analytics;

•
Electronic Systems, offering an extensive portfolio of solutions in electronic warfare, avionics, wireless technology, command, control, communications, computers and intelligence and undersea systems; and

•
Critical Networks, providing managed services supporting air traffic management, energy and maritime communications, and ground network operation and sustainment, as well as high-value IT and engineering services.

The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements in our Fiscal 2016 Form 10-K. We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line items in the tables below represent the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to our business segments.
Total assets by business segment are summarized below:

	September 30, 2016	July 1, 2016

	(In millions)
Total Assets
Communication Systems	$1,683	$1,667
Space and Intelligence Systems	2,150	2,149
Electronic Systems	2,268	2,253
Critical Networks	2,978	3,001
Corporate (1)	2,699	2,926
	$11,778	$11,996

(1)
Identifiable intangible assets acquired in connection with our acquisition of Exelis Inc. (“Exelis”) in the fourth quarter of fiscal 2015 were recorded as Corporate assets because they benefit the entire Company as opposed to any individual segment. Exelis identifiable intangible asset balances recorded as Corporate assets were $1.4 billion as of September 30, 2016 and July 1, 2016.

Segment revenue, segment operating income and a reconciliation of segment operating income to total income before income taxes follow:

	Quarter Ended
	September 30, 2016	October 2, 2015

	(In millions)
Revenue
Communication Systems	$431	$454
Space and Intelligence Systems	453	435
Electronic Systems	361	374
Critical Networks	527	566
Corporate eliminations	(18)	(18)
	$1,754	$1,811
Income Before Income Taxes
Segment Operating Income:
Communication Systems	$119	$138
Space and Intelligence Systems	80	68
Electronic Systems	74	69
Critical Networks	66	63
Unallocated corporate expense (1)	(70)	(75)
Corporate eliminations	(1)	(1)
Non-operating income	—	1
Net interest expense	(43)	(47)
	$225	$216

(1)
Unallocated corporate expense included: (i) charges of $17 million and $23 million in the quarters ended September 30, 2016 and October 2, 2015, respectively, for integration and other costs associated with our acquisition of Exelis in the fourth quarter of fiscal 2015 and (ii) $33 million of expense in the quarters ended September 30, 2016 and October 2, 2015 for amortization of intangible assets acquired as a result of our acquisition of Exelis. Because the acquisition of Exelis benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired in the Exelis acquisition was recorded as unallocated corporate expense.

Note O — Legal Proceedings and Contingencies
From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At September 30, 2016, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at September 30, 2016 are reserved against or would not have a material adverse effect on our financial position, results of operations or cash flows.

International
As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under U.S. export control laws and the Foreign Corrupt Practices Act (“FCPA”) and other similar U.S. and international laws. On April 4, 2011, we completed the acquisition of Carefx Corporation (“Carefx”) and thereby also acquired its subsidiaries, including in China (“Carefx China”). Following the closing, we became aware that certain entertainment, travel and other expenses in connection with the Carefx China operations may have been incurred or recorded improperly. In response, we initiated an internal investigation and learned that certain employees of the Carefx China operations had provided pre-paid gift cards and other gifts and payments to certain customers, potential customers, consultants, and government regulators, after which we took certain remedial actions. The results of the investigation were disclosed to our Audit Committee, Board of Directors and auditors, and voluntarily to the U.S. Department of Justice (“DOJ”) and the SEC. The SEC and DOJ initiated investigations with respect to this matter. During the second quarter of fiscal 2016, the DOJ advised us that it had determined not to take any action against us related to this matter. The DOJ further advised us that its decision was based on its overall view of the evidence as to our level of acquisition due diligence and integration efforts, our voluntary disclosure to the DOJ and SEC, our continued remediation efforts and our cooperation throughout the investigation. During the quarter ended September 30, 2016, the SEC issued an order in an Administrative Proceeding announcing that it had determined not to bring charges against us related to this matter.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites, including as a result of our acquisition of Exelis. These sites are in various stages of investigation and/or remediation and in some of these proceedings our liability is considered de minimis. We have received notices from the U.S. Environmental Protection Agency (the “EPA”) or equivalent state or international environmental agencies that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, Exelis received notice in June 2014 from the Department of Justice, Environment and Natural Resources Division, that it may be potentially responsible for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, the EPA issued on March 4, 2016, a record of decision selecting a remedy for the lower 8.3 mile stretch of the Lower Passaic River. The EPA’s selected remedy includes dredging the river bank to bank, installing an engineered cap and long-term monitoring. The EPA estimates the cost of the cleanup project will be $1.38 billion. On March 31, 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of their potential liability for the cost of the cleanup project but their respective allocations have not been determined. We have found no evidence that Exelis contributed any of the primary contaminants of concern to the Passaic River. We intend to vigorously defend ourselves in this matter and we believe our ultimate costs will not be material. Although it is not feasible to predict the outcome of these environmental claims, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims in existence at September 30, 2016 are reserved against, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.
Note P — Subsequent Events
On November 1, 2016, we entered into a definitive agreement to sell our CapRock Communications commercial business (“CapRock”), which we have determined is no longer strategic to our overall Company, to SpeedCast International Limited (“SpeedCast”) for $425 million in cash, subject to customary working capital adjustments. We intend to use proceeds from the sale to pay down debt and return cash to shareholders. The purchase price is expected to be funded by SpeedCast through a combination of cash on hand and debt and equity financing. The transaction is subject to regulatory review and other customary closing conditions and is expected to close in the third quarter of fiscal 2017.

The carrying amount of the major classes of assets and liabilities included as part of CapRock as of September 30, 2016 are as follows:

Assets	(In millions)
Receivables	$61
Inventories	12
Property, plant and equipment	68
Goodwill	135
Other intangible assets	23
Current and deferred taxes	38
Other assets	23
Liabilities
Accounts payable	$15
Other liabilities	51

REVIEW REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
We have reviewed the unaudited condensed consolidated balance sheet of Harris Corporation as of September 30, 2016, and the related unaudited condensed consolidated statements of income, comprehensive income, and cash flows for the quarters ended September 30, 2016 and October 2, 2015. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation as of July 1, 2016, and the related consolidated statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein) and expressed an unqualified audit opinion on those consolidated financial statements in our report dated August 29, 2016. In our opinion, the accompanying condensed consolidated balance sheet of Harris Corporation as of July 1, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Orlando, Florida
November 2, 2016

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Report. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2016 Form 10-K. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
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

We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our operations in the following four operating segments, which are also our reportable segments and are referred to as our business segments:

•	Communication Systems, serving markets in tactical communications and defense and public safety networks;

•
Space and Intelligence Systems, providing complete Earth observation, environmental, geospatial, space protection, and intelligence solutions from advanced sensors and payloads, as well as ground processing and information analytics;

•
Electronic Systems, offering an extensive portfolio of solutions in electronic warfare, avionics, wireless technology, command, control, communications, computers and intelligence and undersea systems; and

•
Critical Networks, providing managed services supporting air traffic management, energy and maritime communications, and ground network operation and sustainment, as well as high-value IT and engineering services.

Amounts contained in this Report may not always add to totals due to rounding.
RESULTS OF OPERATIONS
Highlights
Operations results for the first quarter of fiscal 2017 included:

•	Revenue decreased 3 percent to $1.75 billion in the first quarter of fiscal 2017 from $1.81 billion in the first quarter of fiscal 2016;

•	Net income increased 8 percent to $160 million in the first quarter of fiscal 2017 from $148 million in the first quarter of fiscal 2016;

•	Net income per diluted share increased 8 percent to $1.27 in the first quarter of fiscal 2017 from $1.18 in the first quarter of fiscal 2016;

•
Communication Systems revenue decreased 5 percent to $431 million and operating income decreased 14 percent to $119 million in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016;

•
Space and Intelligence Systems revenue increased 4 percent to $453 million and operating income increased 18 percent to $80 million in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016;

•
Electronic Systems revenue decreased 3 percent to $361 million and operating income increased 7 percent to $74 million in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016;

•
Critical Networks revenue decreased 7 percent to $527 million and operating income increased 5 percent to $66 million in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016; and

•	Net cash provided by operating activities decreased 33 percent to $43 million in the first quarter of fiscal 2017 compared with $64 million in the first quarter of fiscal 2016.
Consolidated Results of Operations

	Quarter Ended
	September 30, 2016	October 2, 2015	% Inc/ (Dec)

	(Dollars in millions, except per share amounts)
Revenue:
Communication Systems	$431	$454	(5)%
Space and Intelligence Systems	453	435	4%
Electronic Systems	361	374	(3)%
Critical Networks	527	566	(7)%
Corporate eliminations	(18)	(18)	—%
Total revenue	1,754	1,811	(3)%
Cost of product sales and services	(1,175)	(1,220)	(4)%
Gross margin	579	591	(2)%
% of total revenue	33%	33%
Engineering, selling and administrative expenses	(311)	(329)	(5)%
% of total revenue	18%	18%
Non-operating income	—	1	*
Net interest expense	(43)	(47)	(9)%
Income before income taxes	225	216	4%
Income taxes	(65)	(68)	(4)%
Effective tax rate	29%	31%
Net income	$160	$148	8%
% of total revenue	9%	8%
Net income per diluted common share	$1.27	$1.18	8%

* Not meaningful
Revenue
The decrease in revenue in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 was due to lower revenue in our Communication Systems, Electronic Systems and Critical Networks segments, partially offset by higher revenue in our Space and Intelligence Systems segment. The primary drivers of lower revenue were lower international sales of Single Channel Ground and Airborne Radio System (“SINCGARS”) radios in our Communication Systems segment; the divestiture of the Aerostructures business from our Electronic Systems segment in the fourth quarter of fiscal 2016, which contributed $19 million of revenue in the first quarter of fiscal 2016; and lower revenue from Harris CapRock Communications and IT services within our Critical Networks segment. The increase in revenue in our Space and Intelligence Systems segment was primarily due to higher revenue from intelligence community customers and from the Radiation Budget Instrument program to provide sensors for monitoring climate change and global warming for NASA Joint Polar Satellite System satellites. See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.

Gross Margin Percentage
Gross margin as a percentage of total revenue (“gross margin percentage”) in the first quarter of fiscal 2017 was comparable with the first quarter of fiscal 2016 despite the overall decline in revenue described above. A gross margin percentage decrease in our Communication Systems segment primarily due to an unfavorable mix of program revenue and product sales was more than offset by gross margin percentage increases in our Space and Intelligence Systems, Electronic Systems and Critical Networks segments, primarily due to program execution, integration-related synergy savings following our acquisition of Exelis in the fourth quarter of fiscal 2015, cost savings from restructuring actions in fiscal 2016 and higher pension income. See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
The decrease in engineering, selling and administrative (“ESA”) expenses in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 was primarily due to integration-related synergy savings and the benefit from restructuring and other actions during the second quarter of fiscal 2016 primarily in Harris CapRock Communications in response to the downturn in the energy market and its impact on our customers’ operations. ESA expenses as a percentage of revenue (“ESA percentage”) in the first quarter of fiscal 2017 was comparable with the first quarter of fiscal 2016. See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Net Interest Expense
The decrease in net interest expense in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 was primarily due to lower average debt levels, reflecting repayment of $533 million of variable-rate term loans during the period from the second quarter of fiscal 2016 through the first quarter of fiscal 2017, including $403 million of voluntary payments.
Income Taxes
In the first quarter of fiscal 2017, our effective tax rate (income taxes as a percentage of income before income taxes) benefited 4 percent from the adoption of the accounting standard issued by the FASB that changed the accounting for certain aspects of stock options and other share-based compensation, as discussed in Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes, and several differences in GAAP and tax accounting related to investments.
In the first quarter of fiscal 2016, our effective tax rate benefited from the settlement of several items for amounts that were lower than previously recorded estimates.
Net Income Per Diluted Common Share
The increase in net income per diluted common share in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 was primarily due to the reasons noted above in this “Consolidated Results of Operations” discussion regarding the first quarters of fiscal 2017 and 2016.

Discussion of Business Segment Results of Operations
Communication Systems Segment

	Quarter Ended
	September 30, 2016	October 2, 2015	% Inc/ (Dec)

	(Dollars in millions)
Revenue	$431	$454	(5)%
Cost of product sales and services	(218)	(217)	—%
Gross margin	213	237	(10)%
% of revenue	49%	52%
ESA expenses	(94)	(99)	(5)%
% of revenue	22%	22%
Segment operating income	$119	$138	(14)%
% of revenue	28%	30%
Segment revenue in the first quarter of fiscal 2017 included $340 million in Tactical Communications, a 6 percent decrease from $362 million in the first quarter of fiscal 2016, and $91 million in Public Safety and Professional Communications, a 1 percent decrease from $92 million in the first quarter of fiscal 2016. The decrease in Tactical Communications revenue in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 was primarily due to lower international sales of SINCGARS radios.
The decrease in segment gross margin in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 was primarily attributable to the decrease in revenue. The decrease in segment gross margin percentage in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 was primarily attributable to an unfavorable mix of program revenue and product sales. Segment ESA expenses in the first quarter of fiscal 2017 decreased from the first quarter of fiscal 2016, primarily due to integration-related synergy savings. Segment ESA percentage in the first quarter of fiscal 2017 was comparable with the first quarter of fiscal 2016. The decreases in segment operating income and segment operating income as a percentage of revenue (“operating margin percentage”) in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 reflected the items discussed above regarding this segment.
Space and Intelligence Systems Segment

	Quarter Ended
	September 30, 2016	October 2, 2015	% Inc/ (Dec)

	(Dollars in millions)
Revenue	$453	$435	4%
Cost of product sales and services	(320)	(313)	2%
Gross margin	133	122	9%
% of revenue	29%	28%
ESA expenses	(53)	(54)	(2)%
% of revenue	12%	12%
Segment operating income	$80	$68	18%
% of revenue	18%	16%
The increase in segment revenue in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 was primarily due to higher revenue from intelligence community customers and from the Radiation Budget Instrument program to provide sensors for monitoring climate change and global warming for NASA Joint Polar Satellite System satellites.
The increases in segment gross margin and gross margin percentage in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 were primarily attributable to increased segment revenue and higher pension income. Segment ESA expenses decreased slightly and segment ESA percentage was comparable in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016. The increases in segment operating income and operating margin percentage in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 reflected the items discussed above regarding this segment.

Electronic Systems Segment

	Quarter Ended
	September 30, 2016	October 2, 2015	% Inc/ (Dec)

	(Dollars in millions)
Revenue	$361	$374	(3)%
Cost of product sales and services	(249)	(265)	(6)%
Gross margin	112	109	3%
% of revenue	31%	29%
ESA expenses	(38)	(40)	(5)%
% of revenue	11%	11%
Segment operating income	$74	$69	7%
% of revenue	20%	18%
The decrease in segment revenue in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 was primarily due to the divestiture of our Aerostructures business in the fourth quarter of fiscal 2016. Aerostructures contributed $19 million to segment revenue in the first quarter of fiscal 2016. Revenue in the first quarter of fiscal 2017 also included higher revenue from an integrated battle management system for a customer in the Middle East and electronic warfare solutions, partially offset by lower revenue from wireless product sales.
The increases in segment gross margin and gross margin percentage in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 were primarily due to higher gross margin in electronic warfare solutions and higher pension income, partially offset by the lower gross margin attributable to the divestiture of our Aerostructures business in the fourth quarter of fiscal 2016. Segment ESA expenses decreased slightly and segment ESA percentage was comparable in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016. The increase in segment operating income and operating margin percentage in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 reflected the items discussed above regarding this segment.
Critical Networks Segment

	Quarter Ended
	September 30, 2016	October 2, 2015	% Inc/ (Dec)

	(Dollars in millions)
Revenue	$527	$566	(7)%
Cost of product sales and services	(406)	(443)	(8)%
Gross margin	121	123	(2)%
% of revenue	23%	22%
ESA expenses	(55)	(60)	(8)%
% of revenue	10%	11%
Segment operating income	$66	$63	5%
% of revenue	13%	11%

The decreases in segment revenue and gross margin in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 were primarily due to $25 million of lower revenue in Harris CapRock Communications, primarily related to the energy business, and $30 million of lower IT services revenue, partially offset by higher revenue from Federal Aviation Administration NextGen modernization programs.
Segment gross margin percentage increased in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 primarily due to the benefit from restructuring and other actions in Harris CapRock Communications during the second quarter of fiscal 2016. The decreases in segment ESA and ESA percentage in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 were primarily due to cost containment efforts and integration-related synergy savings. The increases in segment operating income and operating margin percentage in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 reflected the items discussed above regarding this segment.

Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended
	September 30, 2016	October 2, 2015	% Inc/ (Dec)

	(Dollars in millions)
Unallocated corporate expense	$37	$42	(12)%
Amortization of intangible assets from Exelis Inc. acquisition	33	33	—%
Corporate eliminations	1	1	—%

The decrease in total unallocated corporate expense in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 was primarily due to a $6 million reduction in integration and other costs associated with our acquisition of Exelis in the fourth quarter of fiscal 2015.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Quarter Ended
	September 30, 2016	October 2, 2015

	(In millions)
Net cash provided by operating activities	$43	$64
Net cash used in investing activities	(46)	(24)
Net cash used in financing activities	(201)	(192)
Effect of exchange rate changes on cash and cash equivalents	1	(9)
Net decrease in cash and cash equivalents	(203)	(161)
Cash and cash equivalents, beginning of year	487	481
Cash and cash equivalents, end of quarter	$284	$320
Cash and cash equivalents: The $203 million net decrease in cash and cash equivalents from the end of fiscal 2016 to the end of the first quarter of fiscal 2017 was primarily due to $100 million used to repurchase shares of our common stock, $68 million used to pay cash dividends, $25 million from adjustments to proceeds from the sale of a business, $21 million used for net additions of property, plant and equipment, and $30 million of net repayment of borrowings, partially offset by $43 million of net cash provided by operating activities and $15 million of proceeds from exercises of employee stock options. The $161 million net decrease in cash and cash equivalents from the end of fiscal 2015 to the end of the first quarter of fiscal 2016 was primarily due to $173 million used for repayments of borrowings, which included $150 million of cash used to repay principal on our term loans ($117 million of voluntary prepayments of principal and $33 million of scheduled principal repayments), $64 million used to pay cash dividends, and $24 million used for net additions of property, plant and equipment, partially offset by $64 million of net cash provided by operating activities, $41 million of proceeds from borrowings and $19 million of proceeds from exercises of employee stock options.
At September 30, 2016, we had cash and cash equivalents of $284 million, and we have a senior unsecured $1 billion revolving credit facility that expires in July 2020 (all of which was available to us as of September 30, 2016). Additionally, we had $4.5 billion of long-term debt outstanding at September 30, 2016, the majority of which we incurred in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2016 Form 10-K. Our $284 million of cash and cash equivalents at September 30, 2016 included $119 million held by our foreign subsidiaries, of which $114 million was considered permanently reinvested. Of the $114 million, $67 million was available for use in the U.S. without incurring additional U.S. income taxes. We would be required to recognize U.S. income taxes of $10 million on the remaining $47 million if we were to repatriate such funds to the U.S., but we have no current plans to repatriate such funds.
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facility, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties and the state of global commerce and financial uncertainty.
We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program, repayment of our term loans and pension contributions for the next 12 months and reasonably foreseeable future thereafter. Our total capital expenditures in fiscal 2017 are expected to be approximately $175 million. We anticipate tax payments over the next three years to be approximately equal or marginally less than our tax expense for the same period. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase program, payments under our term loans and pension contributions, no other significant cash outlays are anticipated during the remainder of fiscal 2017.
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
Net cash provided by operating activities: The decrease in net cash provided by operating activities in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 was primarily due to lower collections of accounts receivable and lower advance payments and unearned income, partially offset by a relative decline in inventory levels and higher payments of accounts payable balances.
Net cash used in investing activities: The increase in net cash used in investing activities in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 was primarily due to a $25 million adjustment to the proceeds from the sale of a business in the first quarter of fiscal 2017.
Net cash used in financing activities: The increase in net cash used in financing activities in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 was primarily due to $100 million more used to repurchase shares of our common stock under our share repurchase program, $4 million more used in the payment of cash dividends and $4 million less proceeds from the exercise of employee stock options, partially offset by $102 million less used for the net repayment of borrowings.
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
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015, further extended the interest rate stabilization provision of MAP-21 until 2020. We made total contributions of $64 million to our U.S. qualified plans during the quarter ended September 30, 2016. We currently anticipate making additional contributions to our U.S. qualified defined benefit pension plans of approximately $125 million during the remainder of fiscal 2017.
Future required contributions will depend primarily on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material. We had net unfunded defined benefit plan obligations of $2.2 billion at September 30, 2016. See Note 14: “Pension and Other Postretirement Benefits” in our Notes to Consolidated Financial Statements in our Fiscal 2016 Form 10-K and Note H — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.

Common Stock Repurchases
During the first quarter of fiscal 2017, we used $100 million to repurchase 1,100,203 shares of our common stock under our repurchase program at an average price per share of $90.45, including commissions of $.02 per share. During the first quarter of fiscal 2016, we did not repurchase any shares of our common stock under our repurchase program. Shares repurchased by us are cancelled and retired.
As of September 30, 2016, we had a remaining, unused authorization of approximately $584 million under our repurchase program, which does not have a stated expiration date. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Repurchases are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
On August 27, 2016, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.50 per share to $.53 per share, for an annualized cash dividend rate of $2.12 per share, which was our fifteenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $2.00 per share in fiscal 2016. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.
Capital Structure and Resources
2015 Credit Agreement: We have a $1 billion 5-year senior unsecured revolving credit facility (the “2015 Credit Facility”) under a Revolving Credit Agreement (the “2015 Credit Agreement”) entered into on July 1, 2015 with a syndicate of lenders. For a description of the 2015 Credit Facility and the 2015 Credit Agreement, see Note 11: “Credit Arrangements” in our Notes to Consolidated Financial Statements in our Fiscal 2016 Form 10-K.
We were in compliance with the covenants in the 2015 Credit Agreement at September 30, 2016, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2015 Credit Agreement, to be greater than 0.65 to 1.00. At September 30, 2016, we had no borrowings outstanding under the 2015 Credit Agreement.
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2016 Form 10-K.
Following the quarter ended September 30, 2016, we repaid the entire outstanding $250 million aggregate principal amount of our 4.25% notes due October 1, 2016. The source of funds for the cash payment was cash on hand and proceeds from borrowings under our commercial paper program.
Short-Term Debt: Our short-term debt at September 30, 2016 and July 1, 2016 was $19 million and $15 million, respectively, and consisted of local borrowing by international subsidiaries for working capital needs at September 30, 2016 and at July 1, 2016. We did not have borrowings outstanding under our commercial paper program at September 30, 2016 or at July 1, 2016; however, we incurred borrowings under our commercial paper program following the quarter ended September 30, 2016 in connection with our repayment of the entire outstanding $250 million aggregate principal amount of our 4.25% notes due October 1, 2016. Our commercial paper program was supported at September 30, 2016 and July 1, 2016 and following the quarter ended September 30, 2016 by the 2015 Credit Facility.
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

•
Any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, the registrant, where such entity provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

As of September 30, 2016, we were not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of September 30, 2016, we did not have any such material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our financial position, results of operations or cash flows.
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
Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal 2016 Form 10-K include our contractual obligations and commercial commitments. During the first quarter of fiscal 2017, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, standby letters of credit and other arrangements as disclosed in our Fiscal 2016 Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with GAAP. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as disclosures of contingent assets and liabilities. Actual results may differ from our estimates. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2016 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on contracts and contract estimates (discussed in greater detail in the following paragraphs), (ii) postretirement benefit plans, (iii) provisions for excess and obsolete inventory losses, (iv) impairment testing of goodwill, and (v) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2016 Form 10-K.

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
Estimate at completion adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended
	September 30, 2016	October 2, 2015

	(In millions)
Favorable adjustments	$40	$47
Unfavorable adjustments	(27)	(30)
Net operating income adjustments	$13	$17
The decrease in the favorable and unfavorable impacts to operating income due to estimate at completion adjustments in the first quarter of fiscal 2017 compared with the first quarter of fiscal 2016 was primarily due to lower risk retirements for our Communication Systems segment.
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
Goodwill
Goodwill in our Condensed Consolidated Balance Sheet (Unaudited) as of September 30, 2016 and July 1, 2016 was $5,994 million and $5,975 million, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill using a two-step process. The first step is to identify potential impairment by comparing the fair value of each of our reporting units with its net book value, including goodwill, adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its adjusted net book value, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.
2016 Impairment Test: As of the date of our fiscal 2016 impairment test, the estimated fair values for each of our reporting units exceeded their carrying values. However, the fair value of two of our reporting units exceeded their carrying values by between 10 and 15 percent. Both reporting units include a significant concentration of businesses that were acquired as part of the Exelis acquisition in May 2015 and were recorded at their fair value at that time. Although no impairment existed for these reporting units, nor have there been indicators of impairment during the first quarter of fiscal 2017, an impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of reporting units; future deterioration of the businesses, including further weakness in IT services in our Critical Networks segment; or a sharp increase in interest rates without a corresponding increase in future revenue.
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
Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2016 Form 10-K under Item 1A. “Risk Factors” and in Part II. Item 1A. “Risk Factors” in this Report. The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2016 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at September 30, 2016 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note L — Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates: As of September 30, 2016, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at September 30, 2016 would not have had a material impact on the fair value of these obligations. Additionally, there is no interest-rate risk associated with these obligations on our results of operations and cash flows, because the interest rates are fixed, and because our long-term fixed-rate debt is not putable to us (required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.
As of September 30, 2016, we also had long-term variable-rate debt obligations of $585 million under our senior unsecured term loan facility in connection with our acquisition of Exelis, comprised of term loans of $284 million in a 3-year tranche and $301 million in a 5-year tranche. These term loans bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these term loans would not have had a material impact on our results of operations or cash flows. For each tranche of term loans, we are required to make quarterly principal amortization payments equal to 2.50 percent of the $650 million initial principal amount of such tranche of the term loans. We have the ability at any time or from time to time, to voluntarily prepay term loans of either tranche in whole or in part without premium or penalty. We did not make voluntary repayments of principal on our term loans during the quarter ended September 30, 2016.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the first quarter of fiscal 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the first quarter of fiscal 2017 our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. As part of our integration of Exelis, we remain in the process of incorporating our controls and procedures with respect to Exelis operations, and we included internal controls with respect to Exelis operations in our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2016. Other than incorporating our controls and procedures with respect to Exelis operations, there have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
General. From time to time, as a normal incident of the nature and kind of business in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at September 30, 2016 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
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
International. As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under U.S. export control laws and the FCPA and other similar U.S. and international laws. On April 4, 2011, we completed the acquisition of Carefx and thereby also acquired its subsidiaries, including Carefx China. Following the closing, we became aware that certain entertainment, travel and other expenses in connection with the Carefx China operations may have been incurred or recorded improperly. In response, we initiated an internal investigation and learned that certain employees of the Carefx China operations had provided pre-paid gift cards and other gifts and payments to certain customers, potential customers, consultants, and government regulators, after which we took certain remedial actions. The results of the investigation were disclosed to our Audit Committee, Board of Directors and auditors, and voluntarily to the DOJ and the SEC. The SEC and DOJ initiated investigations with respect to this matter. During the second quarter of fiscal 2016, the DOJ advised us that it had determined not to take any action against us related to this matter. The DOJ further advised us that its decision was based on its overall view of the evidence as to our level of acquisition due diligence and integration efforts, our voluntary disclosure to the DOJ and SEC, our continued remediation efforts and our cooperation throughout the investigation. During the quarter ended September 30, 2016, the SEC issued an order in an Administrative Proceeding announcing that it had determined not to bring charges against us related to this matter.

Item 1A. Risk Factors.
Investors should carefully review and consider the information regarding certain factors which could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Fiscal 2016 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2016 Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial condition and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the first quarter of fiscal 2017, we repurchased 1,100,203 shares of our common stock under our repurchase program for $99,490,417 (excluding commissions of $22,004) at an average price per share of $90.43. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the first quarter of fiscal 2017:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(July 2, 2016-July 29, 2016)
Repurchase Programs (1)	—	—	—	$683,544,295
Employee Transactions (2)	5,723	$85.40	—	—
Month No. 2
(July 30, 2016-August 26, 2016)
Repurchase Programs (1)	1,100,203	$90.43	1,100,203	$584,052,938
Employee Transactions (2)	169,648	$90.84	—	—
Month No. 3
(August 27, 2016-September 30, 2016)
Repurchase Programs (1)	—	—	—	$584,052,938
Employee Transactions (2)	43,574	$91.32	—	—
Total	1,319,148	$90.49	1,100,203	$584,052,938

*	Periods represent our fiscal months.

(1)
On August 26, 2013, we announced that on August 23, 2013, our Board of Directors approved a new share repurchase program (our “2013 Repurchase Program”) authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. As of September 30, 2016, $584,052,938 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our 2013 Repurchase Program, which does not have a stated expiration date. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

(2)
Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance units, restricted stock units or restricted shares that vested during the quarter or (b) performance units, restricted stock units or restricted shares returned to us upon retirement or employment termination of employees. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Equity Securities
During the first quarter of fiscal 2017, we did not issue or sell any unregistered equity securities.
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

(10)	*(a) Amendment Number Three to the Harris Corporation Retirement Plan (as Amended and Restated January 1, 2016), dated August 1, 2016.
*(b) Amendment Number Four to the Harris Corporation Retirement Plan (as Amended and Restated January 1, 2016), effective August 1, 2016 and dated September 8, 2016.
*(c) Amendment Number Five to the Harris Corporation Retirement Plan (as Amended and Restated January 1, 2016), effective November 2, 2016 and dated September 8, 2016.

(d) Cooperation Agreement, dated as of July 29, 2016, between Harris Corporation and JANA Partners LLC, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2016. (Commission File Number 1-3863)

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

HARRIS CORPORATION
(Registrant)

Date: November 2, 2016	By:	/s/ Rahul Ghai
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

(10)
*(a) Amendment Number Three to the Harris Corporation Retirement Plan (as Amended and Restated January 1, 2016), dated August 1, 2016.
*(b) Amendment Number Four to the Harris Corporation Retirement Plan (as Amended and Restated January 1, 2016), effective August 1, 2016 and dated September 8, 2016.
*(c) Amendment Number Five to the Harris Corporation Retirement Plan (as Amended and Restated January 1, 2016), effective November 2, 2016 and dated September 8, 2016.
(d) Cooperation Agreement, dated as of July 29, 2016, between Harris Corporation and JANA Partners LLC, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2016. (Commission File Number 1-3863)

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