Form 10-Q
period 2016-12-30
HARRIS CORP /DE/
filed 2017-02-03
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s common stock as of January 27, 2017 was 124,461,661 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended December 30, 2016

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016

	(In millions, except per share amounts)
Revenue from product sales and services	$1,700	$1,748	$3,378	$3,458
Cost of product sales and services	(1,138)	(1,203)	(2,258)	(2,347)
Engineering, selling and administrative expenses	(276)	(217)	(572)	(525)
Non-operating income	1	—	2	1
Interest income	1	—	1	1
Interest expense	(44)	(46)	(88)	(93)
Income from continuing operations before income taxes	244	282	463	495
Income taxes	(76)	(85)	(139)	(152)
Income from continuing operations	168	197	324	343
Discontinued operations, net of income taxes	9	(349)	13	(347)
Net income (loss)	$177	$(152)	$337	$(4)

Net income (loss) per common share
Basic
Continuing operations	$1.35	$1.59	$2.60	$2.77
Discontinued operations	0.07	(2.82)	0.11	(2.81)
	$1.42	$(1.23)	$2.71	$(0.04)
Diluted
Continuing operations	$1.33	$1.58	$2.57	$2.75
Discontinued operations	0.07	(2.80)	0.11	(2.78)
	$1.40	$(1.22)	$2.68	$(0.03)
Cash dividends paid per common share	$0.53	$0.50	$1.06	$1.00
Basic weighted average common shares outstanding	123.7	123.8	123.8	123.6
Diluted weighted average common shares outstanding	125.4	124.9	125.5	124.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016

	(In millions)
Net income (loss)	$177	$(152)	$337	$(4)
Other comprehensive loss:
Foreign currency translation loss, net of income taxes	(26)	(15)	(29)	(47)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	(1)	1	(1)	1
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	1	(4)	2	(4)
Other comprehensive loss, net of income taxes	(26)	(18)	(28)	(50)
Total comprehensive income (loss)	$151	$(170)	$309	$(54)
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 30, 2016	July 1, 2016

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$361	$487
Receivables	762	871
Inventories	1,001	950
Income taxes receivable	11	58
Other current assets	133	130
Current assets of discontinued operations	344	112
Total current assets	2,612	2,608
Non-current Assets
Property, plant and equipment	908	943
Goodwill	5,848	5,839
Other intangible assets	1,437	1,518
Non-current deferred income taxes	550	552
Other non-current assets	263	254
Non-current assets of discontinued operations	—	279
Total non-current assets	9,006	9,385
	$11,618	$11,993
Liabilities and Equity
Current Liabilities
Short-term debt	$183	$15
Accounts payable	540	591
Compensation and benefits	130	166
Other accrued items	340	400
Advance payments and unearned income	260	314
Income taxes payable	15	6
Current portion of long-term debt	130	382
Current liabilities of discontinued operations	67	91
Total current liabilities	1,665	1,965
Non-current Liabilities
Defined benefit plans	2,144	2,296
Long-term debt, net	4,087	4,120
Non-current deferred income taxes	4	4
Other long-term liabilities	560	525
Non-current liabilities of discontinued operations	—	26
Total non-current liabilities	6,795	6,971
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 124,277,167 shares at December 30, 2016 and 124,643,407 shares at July 1, 2016	124	125
Other capital	2,061	2,096
Retained earnings	1,495	1,330
Accumulated other comprehensive loss	(523)	(495)
Total shareholders’ equity	3,157	3,056
Noncontrolling interests	1	1
Total equity	3,158	3,057
	$11,618	$11,993
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
	December 30, 2016	January 1, 2016

	(In millions)
Operating Activities
Net income (loss)	$337	$(4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	101	114
Amortization of intangible assets from Exelis Inc. acquisition	66	66
Share-based compensation	22	19
Qualified pension plan contributions	(103)	(97)
Pension income	(49)	(12)
Net liability reduction for certain post-employment benefit plans	—	(101)
Impairment of goodwill and other assets	—	367
Adjustment to loss on sales of businesses, net	—	21
(Increase) decrease in:
Accounts receivable	125	220
Inventories	(50)	(91)
Increase (decrease) in:
Accounts payable and accrued expenses	(132)	(128)
Advance payments and unearned income	(58)	(59)
Income taxes	70	31
Other	(34)	41
Net cash provided by operating activities	295	387
Investing Activities
Net additions of property, plant and equipment	(49)	(49)
Adjustment to proceeds from sale of business	(25)	—
Net cash used in investing activities	(74)	(49)
Financing Activities
Proceeds from borrowings	185	209
Repayments of borrowings	(300)	(395)
Proceeds from exercises of employee stock options	27	33
Repurchases of common stock	(100)	—
Cash dividends	(134)	(127)
Other financing activities	(19)	(15)
Net cash used in financing activities	(341)	(295)
Effect of exchange rate changes on cash and cash equivalents	(6)	(13)
Net increase (decrease) in cash and cash equivalents	(126)	30
Cash and cash equivalents, beginning of year	487	481
Cash and cash equivalents, end of quarter	$361	$511
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented therein. The results for the second quarter and first two quarters of fiscal 2017 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at July 1, 2016 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2016 (our “Fiscal 2016 Form 10-K”).
In the second quarter of fiscal 2017, we entered into a definitive agreement to sell our Harris CapRock Communications commercial business (“CapRock”). CapRock was formerly part of our Critical Networks segment and is reported as discontinued operations in this Report. As a result, our historical financial results have been restated to account for CapRock as discontinued operations for all periods presented in this Report. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes relate solely to our continuing operations.
On January 1, 2017, we completed the sale of CapRock. See Note S — Subsequent Events in these Notes for additional information.
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
Restructuring and Integration Charges
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
In fiscal 2016, we recorded restructuring charges of $143 million for workforce reductions and integration charges as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015, including consolidation of facilties and other costs. These charges are included as a component of the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Consolidated Statement of Income in our Fiscal 2016 Form 10-K. Liabilities associated with these and previous restructuring actions were $44 million at December 30, 2016 and $53 million at July 1, 2016. The majority of the remaining liabilities as of December 30, 2016 will be paid within the next twelve months.

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
Adopting this accounting standard did not have a material impact on our financial position, results of operations or cash flows, except as follows:

•
We recognized $3 million ($.02 per diluted share) and $13 million ($.10 per diluted share) of income tax benefit in our Condensed Consolidated Statement of Income (Unaudited) for the quarter and two quarters ended December 30, 2016, respectively; and

•
We classified $13 million of cash flows resulting from excess tax benefits related to employee share-based awards as net cash provided by operating activities in our Condensed Consolidated Statement of Cash Flows (Unaudited) for the two quarters ended December 30, 2016.

Accounting Standards Issued But Not Yet Effective
In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under GAAP and International Financial Reporting Standards and supersedes some cost guidance for construction-type and production-type contracts. The guidance in this standard is principles-based, and consequently, entities will be required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. The guidance in this standard is applicable to all contracts with customers, regardless of industry-specific or transaction-specific fact patterns. Additionally, this standard provides guidance for transactions that were not previously addressed comprehensively (e.g., service revenue, contract modifications and licenses of intellectual property) and modifies guidance for multiple-element arrangements. The core principle of this standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To help financial statement users better understand the nature, amount, timing and potential uncertainty of the revenue that is recognized, this standard requires significantly more interim and annual disclosures. This standard allows for either “full retrospective” adoption (application to all periods presented) or “modified retrospective” adoption (application to only the most current period presented in the financial statements, as well as certain additional required footnote disclosures). In August 2015, the FASB issued an accounting standards update that defers the effective date of this standard by one year, while permitting entities to elect to adopt one year earlier than the original effective date. As a result, this standard is now effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which for us is our fiscal 2019. We are currently evaluating the impact the new revenue recognition standard will have on our financial position, results of operations and cash flows. As the new standard supersedes nearly all revenue recognition guidance applicable to us under GAAP, it could impact revenue and cost recognition across all of our business segments as well as related business processes and information technology systems. As a result, our evaluation of the impact of the new revenue recognition standard will continue over future periods.
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

Note B — Discontinued Operations
The major components of the discontinued operations in our Condensed Consolidated Statement of Income (Unaudited) include the following:

	Quarter Ended		Two Quarters Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016

	(In millions)
Revenue from product sales and services	$69	$95	$145	$196
Cost of product sales and services	(53)	(77)	(109)	(154)
Engineering, selling and administrative expenses	(11)	(22)	(26)	(43)
Impairment of goodwill and other assets	—	(367)	—	(367)
Non-operating income	7	—	7	—
Income (loss) before income taxes	12	(371)	17	(368)
Loss on sale of discontinued operation	—	(21)	—	(21)
Income tax (expense) benefit	(3)	43	(4)	42
Discontinued operations, net of income taxes	$9	$(349)	$13	$(347)
The carrying amounts of the major classes of assets and liabilities included in discontinued operations in our Condensed Consolidated Balance Sheet (Unaudited) as of December 30, 2016 and July 1, 2016, are as follows:

	December 30, 2016 (1)	July 1, 2016

	(In millions)
Assets
Receivables	$50	$67
Inventories	12	14
Property, plant and equipment	69	—
Goodwill	132	—
Other intangible assets	22	—
Other current assets	59	31
Current assets of discontinued operations	$344	$112
Property, plant and equipment	$—	$73
Goodwill	—	136
Other intangible assets	—	24
Other non-current assets	—	46
Non-current assets of discontinued operations	$—	$279
Liabilities
Accounts payable	$15	$11
Post-closing adjustment liability	2	27
Other current liabilities	50	53
Current liabilities of discontinued operations	$67	$91
Non-current liabilities of discontinued operations	$—	$26

(1) The assets and liabilities of discontinued operations held for sale are classified as current in our Condensed Consolidated Balance Sheet (Unaudited) as of December 30, 2016 because it was probable the sale would occur and proceeds would be collected within one year.

Cumulative foreign currency translation loss, net of taxes, associated with the assets and liabilities of discontinued operations held for sale was $63 million and $67 million as of December 30, 2016 and July 1, 2016, respectively.

Depreciation and amortization, capital expenditures, and significant noncash items of discontinued operations for all periods presented in our Condensed Consolidated Statement of Income (Unaudited) include the following:

	Quarter Ended		Two Quarters Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016

	(In millions)
Depreciation and amortization	$3	$12	$11	$25
Capital expenditures	2	4	4	8
Significant noncash items:
Impairment of goodwill and other assets	—	367	—	367
CapRock
On November 1, 2016, we entered into a definitive agreement to sell our CapRock business to SpeedCast International Ltd. (“SpeedCast”) for $425 million in cash, subject to customary adjustments (including a post-closing working capital adjustment). CapRock, which was formerly part of our Critical Networks segment, provided wireless, terrestrial and satellite communications services to energy and maritime customers. We consider the CapRock divestiture to be a strategic shift because we are exiting the energy and maritime industry. We will provide various transition services to SpeedCast for a period of up to 12 months following the close of the transaction pursuant to a separate agreement.
On January 1, 2017, following the close of the second quarter of fiscal 2017, we completed the sale of CapRock to SpeedCast. We subsequently used $248 million of the cash proceeds from the CapRock divestiture to repay principal on our term loans ($215 million of voluntary prepayments of principal and $33 million of scheduled repayments).
Broadcast Communications
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
Based on a dispute between us and the Buyer over the amount of the post-closing working capital adjustment, we and the Buyer previously appointed a nationally recognized accounting firm to render a final determination of such dispute. On January 29, 2016, the accounting firm rendered its final determination as to the disputed items, in which it concluded substantially in our favor and partly in the Buyer’s favor. As a result of such determination, we recorded a loss in discontinued operations in the second quarter of fiscal 2016 of $21 million ($17 million after-tax or $0.14 per diluted share).
Note C — Stock Options and Other Share-Based Compensation
During the two quarters ended December 30, 2016, we had options or other share-based compensation outstanding under two shareholder-approved stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”). Grants of share-based awards after October 23, 2015 were made under our 2015 EIP. We believe that share-based awards more closely align the interests of participants with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $11 million and $22 million for the quarter and two quarters ended December 30, 2016, respectively. The compensation cost related to our share-based awards that was charged against income was $9 million and $19 million for the quarter and two quarters ended January 1, 2016, respectively.
Grants to participants under our 2015 EIP during the second quarter ended December 30, 2016 consisted of 19,750 stock options, 13,665 restricted share awards and restricted share unit awards, and 12,820 performance unit awards. Grants to participants under our 2015 EIP during the two quarters ended December 30, 2016 consisted of 1,230,480 stock options, 81,860 restricted share awards and restricted share unit awards, and 261,275 performance unit awards. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model, which used the following assumptions: expected dividend yield of 2.36 percent; expected volatility of 21.78 percent; risk-free interest rates averaging 1.23 percent; and expected term in years of 5.03. The fair value as of the grant date of each restricted share award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return relative to companies in the Standard & Poor’s 500, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting.
Note D — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized below:

	December 30, 2016 (1)	July 1, 2016 (1)

	(In millions)
Foreign currency translation, net of income taxes of $30 million and $29 million at December 30, 2016 and July 1, 2016, respectively	$(160)	$(131)
Net unrealized loss on hedging derivatives, net of income taxes of $11 million at December 30, 2016 and July 1, 2016	(19)	(18)
Unrecognized postretirement obligations, net of income taxes of $213 million at December 30, 2016 and July 1, 2016	(344)	(346)
	$(523)	$(495)

(1)	Reclassifications out of accumulated other comprehensive loss to earnings were not material for the two quarters ended December 30, 2016 or January 1, 2016.
Note E — Receivables
Receivables are summarized below:

	December 30, 2016	July 1, 2016

	(In millions)
Accounts receivable	$469	$526
Unbilled costs and accrued earnings on cost-plus contracts	297	346
	766	872
Less allowances for collection losses	(4)	(1)
	$762	$871
Note F — Inventories
Inventories are summarized below:

	December 30, 2016	July 1, 2016

	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$566	$511
Finished products	108	128
Work in process	129	119
Raw materials and supplies	198	192
	$1,001	$950
Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $98 million at December 30, 2016 and $91 million at July 1, 2016.

Note G — Property, Plant and Equipment
Property, plant and equipment are summarized below:

	December 30, 2016	July 1, 2016

	(In millions)
Land	$43	$43
Software capitalized for internal use	128	115
Buildings	618	605
Machinery and equipment	1,259	1,220
	2,048	1,983
Less accumulated depreciation and amortization	(1,140)	(1,040)
	$908	$943
Depreciation and amortization expense related to property, plant and equipment was $36 million and $76 million for the quarter and two quarters ended December 30, 2016, respectively. Depreciation and amortization expense related to property, plant and equipment was $39 million and $79 million for the quarter and two quarters ended January 1, 2016, respectively.
Note H — Goodwill
Goodwill by business segment, and changes in the carrying amount of goodwill for the two quarters ended December 30, 2016 by business segment, were as follows:

	Communication Systems	Space and Intelligence Systems	Electronic Systems	Critical Networks (1)	Total

	(In millions)
Balance at July 1, 2016 — As reported	$781	$1,478	$1,650	$2,066	$5,975
Decrease from reclassification to assets of discontinued operations (1)	—	—	—	(136)	(136)
Balance at July 1, 2016 — After reclassification	$781	$1,478	$1,650	$1,930	$5,839
Currency translation adjustments	1	(5)	(3)	(5)	(12)
Other	2	2	4	13	21
Balance at December 30, 2016	$784	$1,475	$1,651	$1,938	$5,848

(1) In the second quarter of fiscal 2017, we entered into a definitive agreement to sell CapRock, which was formerly part of our Critical Networks segment and is reported as discontinued operations in this Report. As a result, our goodwill balance as of July 1, 2016 has been adjusted by $136 million in order to include CapRock goodwill within our separate presentation of assets and liabilities of discontinued operations in our Condensed Consolidated Balance Sheet (Unaudited) in accordance with GAAP. The carrying amount of CapRock goodwill is included as a component of the “Current assets of discontinued operations” or “Non-current assets of discontinued operations” lines in our Condensed Consolidated Balance Sheet (Unaudited). See Note B — Discontinued Operations in these Notes for additional information.
Note I — Accrued Warranties
Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited), during the two quarters ended December 30, 2016 were as follows:

(In millions)
Balance at July 1, 2016	$32
Warranty provision for sales	8
Settlements	(9)
Other, including adjustments for foreign currency translation	(2)
Balance at December 30, 2016	$29

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties was $29 million at December 30, 2016 and $37 million at July 1, 2016 and is included as a component of the “Advance payments and unearned income” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited).

Note J — Postretirement Benefit Plans
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended December 30, 2016			Two Quarters Ended December 30, 2016
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)
Net periodic benefit income
Service cost	$14	$—	$14	$29	$—	$29
Interest cost	46	2	48	92	4	96
Expected return on plan assets	(85)	(4)	(89)	(170)	(8)	(178)
Amortization of net actuarial loss	—	—	—	—	—	—
Amortization of prior service cost	—	—	—	—	—	—
Net periodic benefit income	$(25)	$(2)	$(27)	$(49)	$(4)	$(53)
Effect of curtailments or settlements	—	—	—	—	—	—
Total net periodic benefit income	$(25)	$(2)	$(27)	$(49)	$(4)	$(53)

	Quarter Ended January 1, 2016			Two Quarters Ended January 1, 2016
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)
Net periodic benefit income
Service cost	$20	$2	$22	$38	$3	$41
Interest cost	61	3	64	123	7	130
Expected return on plan assets	(85)	(4)	(89)	(171)	(9)	(180)
Amortization of net actuarial loss	—	—	—	—	2	2
Amortization of prior service cost	—	(4)	(4)	—	(7)	(7)
Net periodic benefit income	$(4)	$(3)	$(7)	$(10)	$(4)	$(14)
Effect of curtailments or settlements (1)	—	(121)	(121)	—	(121)	(121)
Total net periodic benefit income	$(4)	$(124)	$(128)	$(10)	$(125)	$(135)

(1) We discontinued certain significantly underfunded post-employment benefit plans effective December 31, 2015. Under GAAP, this resulted in a negative plan amendment and curtailment during the quarter ended January 1, 2016, a settlement as of December 31, 2015, and a net liability reduction of $101 million.

Starting in fiscal 2017, we changed the approach used to determine the service and interest components of net periodic benefit cost of the U.S. defined benefit plans. The new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost by applying the applicable spot rates derived from the yield curve used to discount the cash flows in determining the benefit obligation. Historically, the service and interest cost components were determined by a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. This change resulted in approximately $23 million of lower service and interest costs for the U.S. defined benefit plans in the two quarters ended December 30, 2016 compared with the single weighted-average discount method. See Note 14: “Pension and Other Postretirement Benefits” in our Notes to Consolidated Financial Statements in our Fiscal 2016 Form 10-K for additional information.

We contributed $103 million and $97 million to our qualified defined benefit pension plans during the two quarters ended December 30, 2016 and January 1, 2016, respectively. We currently anticipate making additional contributions to our qualified defined benefit pension plans of approximately $485 million during the remainder of fiscal 2017, including approximately $400 million of voluntary contributions. See Note S — Subsequent Events in these Notes for additional information.

The U.S. Salaried Retirement Plan (“U.S. SRP”) is our largest defined benefit pension plan, with assets valued at $3.8 billion and a projected benefit obligation of $5.9 billion as of July 1, 2016. Effective December 31, 2016, future benefit accruals under the U.S. SRP were frozen and replaced with a 1% cash balance defined benefit plan.
Note K — Income From Continuing Operations Per Common Share
The computations of income from continuing operations per common share are as follows:

	Quarter Ended		Two Quarters Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016

	(In millions, except per share amounts)
Income from continuing operations	$168	$197	$324	$343
Adjustments for participating securities outstanding	(1)	—	(2)	—
Income from continuing operations used in per basic and diluted common share calculations (A)	$167	$197	$322	$343
Basic weighted average common shares outstanding (B)	123.7	123.8	123.8	123.6
Impact of dilutive share-based awards	1.7	1.1	1.7	1.1
Diluted weighted average common shares outstanding (C)	125.4	124.9	125.5	124.7
Income from continuing operations per basic common share (A)/(B)	$1.35	$1.59	$2.60	$2.77
Income from continuing operations per diluted common share (A)/(C)	$1.33	$1.58	$2.57	$2.75
Potential dilutive common shares primarily consist of employee stock options and performance unit awards. Employee stock options to purchase approximately 1,200,708 and 1,482,261 shares of our common stock were outstanding at December 30, 2016 and January 1, 2016, respectively, but were not included as dilutive stock options in the computations of net income per diluted common share because the effect would have been antidilutive.
Note L — Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 31 percent in the quarter ended December 30, 2016 compared with 30 percent in the quarter ended January 1, 2016. In the quarter ended December 30, 2016, our effective tax rate was not impacted by any significant discrete item. In the quarter ended January 1, 2016, our effective tax rate benefited from the effect of legislation enacted in that quarter that restored the U.S. Federal income tax credit for qualifying research and development (“R&D”) expenses for calendar year 2015 and made the credit permanent for periods following December 31, 2015. This resulted in a benefit of approximately $12 million in calculating our effective tax rate in the quarter ended January 1, 2016. Approximately 40 percent of this benefit related to R&D expenses in the second half of fiscal 2015 and the remainder related to R&D expenses in fiscal 2016. Additionally, in the quarter ended January 1, 2016, our effective tax rate benefited from the settlement of a state tax issue for an amount lower than the previously recorded estimate and several differences between GAAP and tax accounting for investments.
Our effective tax rate was 30 percent in the two quarters ended December 30, 2016 compared with 31 percent in the two quarters ended January 1, 2016. In the two quarters ended December 30, 2016, our effective tax rate was impacted by the adoption of the accounting standard issued by the FASB that changed the accounting for certain aspects of stock options and other share-based compensation, as discussed in Note A — Significant Accounting Policies and Recent Accounting Standards in these Notes, and by several differences in GAAP and tax accounting related to investments. In the two quarters ended January 1, 2016, our effective tax rate benefited from the discrete items noted above regarding the quarter ended January 1, 2016.

Note M — Impairment of Goodwill and Other Assets
We test our goodwill and other indefinite-lived intangible assets for impairment annually, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. Indications of potential impairment of goodwill related to CapRock (which is reported in discontinued operations) were present at the end of the quarter ended January 1, 2016 due to the downturn in the energy market and its impact on customer operations, which also resulted in a decrease in the fiscal 2016 outlook for CapRock. Consequently, in connection with the preparation of our financial statements for the quarter ended January 1, 2016, we performed an interim test of CapRock’s goodwill for impairment as of the end of the quarter ended January 1, 2016.
To test for potential impairment of goodwill related to CapRock, we prepared an estimate of the fair value of the reporting unit based on projected discounted cash flows. The carrying value of the CapRock reporting unit at the end of the quarter ended January 1, 2016 exceeded its estimated fair value, and accordingly, we allocated the estimated fair value to the assets and liabilities of the CapRock reporting unit to estimate the implied fair value of goodwill.
In conjunction with the above-described impairment test, we also conducted a test for impairment of other assets related to CapRock, including amortizable intangible assets and fixed assets, and impairment of these assets was considered prior to the conclusion of the goodwill impairment test. The estimated fair value of these other assets related to CapRock was determined based, in part, on an analysis of projected cash flows.
As a result of these impairment tests, we concluded that goodwill and other assets related to CapRock were impaired as of January 1, 2016, and we recorded a non-cash impairment charge of $367 million, of which $290 million related to goodwill, in the quarter ended January 1, 2016. Most of the $367 million impairment charge was not deductible for tax purposes.
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

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of December 30, 2016:

	Level 1	Level 2	Level 3	Total

	(In millions)
Assets
Deferred compensation plan investments: (1)
Corporate-owned life insurance	$—	$18	$—	$18
Stock fund	53	—	—	53
Equity security	47	—	—	47
Liabilities
Deferred compensation plans (2)	55	81	—	136

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

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	December 30, 2016		July 1, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Long-term debt (including current portion) (1)	$4,217	$4,424	$4,502	$4,873

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
At December 30, 2016, we had open foreign currency forward contracts with an aggregate notional amount of $52 million, of which $7 million were classified as fair value hedges and $45 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with an aggregate notional amount of $53 million at July 1, 2016, all of which were classified as fair value hedges. At December 30, 2016, contract expiration dates ranged from 5 days to approximately 18 months with a weighted average contract life of 9 months.
Fair Value Hedges
As of December 30, 2016, we had outstanding foreign currency forward contracts denominated in the Australian Dollar, Canadian Dollar and British Pound to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the quarter and two quarters ended ended December 30, 2016 or in the quarter and two quarters ended January 1, 2016. In addition, no amounts were recognized in earnings in the quarter and two quarters ended December 30, 2016 or in the quarter and two quarters ended January 1, 2016 related to hedged firm commitments that no longer qualify as fair value hedges.
Cash Flow Hedges
We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of December 30, 2016, we had outstanding foreign currency forward contracts denominated in the Euro and British Pound to hedge certain forecasted transactions. The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarter and two quarters ended December 30, 2016 or in the quarter and two quarters ended January 1, 2016.
Note P — Changes in Estimates
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
Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard estimate at completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimated total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimated total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income by $8 million ($0.04 per diluted share) and $21 million ($0.10 per diluted share) in the quarter and two quarters ended December 30, 2016 and by $24 million ($0.12 per diluted share) and $41 million ($0.21 per diluted share) in the quarter and two quarters ended January 1, 2016.
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

•	Critical Networks, providing managed services supporting air traffic management and ground network operation and sustainment, as well as high-value IT and engineering services.
In the second quarter of fiscal 2017, we entered into a definitive agreement to sell our CapRock business. CapRock was formerly part of our Critical Networks segment and is reported as discontinued operations in this Report. As a result, our historical financial results have been restated to account for CapRock as discontinued operations for all periods presented in this Report. See Note B — Discontinued Operations in these Notes for additional information regarding discontinued operations. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes relate solely to our continuing operations.
Beginning with the third quarter of fiscal 2017, we will report the financial results of our operations in the following three business segments: Communication Systems, Space and Intelligence Systems and Electronic Systems. See “Business Segments” under Note S — Subsequent Events in these Notes for additional information.
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
Total assets by business segment are summarized below:

	December 30, 2016	July 1, 2016

	(In millions)
Total Assets
Communication Systems	$1,606	$1,667
Space and Intelligence Systems	2,119	2,149
Electronic Systems	2,241	2,253
Critical Networks	2,639	2,656
Corporate (1) (2)	3,013	3,268
	$11,618	$11,993

(1)
Identifiable intangible assets acquired in connection with our acquisition of Exelis Inc. (“Exelis”) in the fourth quarter of fiscal 2015 were recorded as Corporate assets because they benefit the entire Company as opposed to any individual segment. Exelis identifiable intangible asset balances recorded as Corporate assets were $1.4 billion as of December 30, 2016 and July 1, 2016.

(2)	Corporate assets include the assets and liabilities of discontinued operations. See Note B — Discontinued Operations in these Notes for additional information regarding discontinued operations.

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:

	Quarter Ended		Two Quarters Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016

	(In millions)
Revenue
Communication Systems	$413	$489	$843	$943
Space and Intelligence Systems	468	446	921	881
Electronic Systems	384	381	745	756
Critical Networks	454	446	905	910
Corporate eliminations	(19)	(14)	(36)	(32)
	$1,700	$1,748	$3,378	$3,458
Income From Continuing Operations Before Income Taxes
Segment Operating Income:
Communication Systems (1)	$121	$121	$240	$259
Space and Intelligence Systems	77	68	157	135
Electronic Systems	79	63	153	132
Critical Networks (2)	75	63	135	123
Unallocated corporate income (expense) (3)	(65)	14	(135)	(61)
Corporate eliminations	(1)	(1)	(2)	(2)
Non-operating income	1	—	2	1
Net interest expense	(43)	(46)	(87)	(92)
	$244	$282	$463	$495

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

(2)
Critical Networks operating income included $4 million of charges in the quarter and two quarters ended January 1, 2016, primarily related to workforce reductions and facility consolidation. We recorded these charges in the “Engineering, selling and administrative expenses” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited).

(3)
Unallocated corporate income (expense) included: (i) the impact of a net liability reduction of $101 million in the quarter and two quarters ended January 1, 2016 for certain post-employment benefit plans, (ii) charges of $13 million and $29 million in the quarter and two quarters ended December 30, 2016, respectively, compared with charges of $41 million and $61 million in the quarter and two quarters ended January 1, 2016, respectively, for integration and other costs associated with our acquisition of Exelis in the fourth quarter of fiscal 2015 and (iii) $33 million and $66 million of expense in the quarters and two quarters ended December 30, 2016 and January 1, 2016, respectively, for amortization of intangible assets acquired as a result of our acquisition of Exelis. Because the acquisition of Exelis benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired in the Exelis acquisition was recorded as unallocated corporate expense.

Note R — Legal Proceedings and Contingencies
From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At December 30, 2016, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at December 30, 2016 are reserved against or would not have a material adverse effect on our financial position, results of operations or cash flows.

Legal Proceedings
On February 4, 2013, we completed the sale of Broadcast Communications to the Buyer pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment), a $15 million subordinated promissory note (which was collected in fiscal 2014) and an earnout of up to $50 million based on future performance. Based on a dispute between us and the Buyer over the amount of the post-closing working capital adjustment, we and the Buyer previously appointed a nationally recognized accounting firm to render a final determination of such dispute. On January 29, 2016, the accounting firm rendered its final determination as to the disputed items, in which it concluded substantially in our favor and partly in the Buyer’s favor. As further discussed in Note B — Discontinued Operations in these Notes, as a result of such determination, we recorded a loss in discontinued operations of $21 million ($17 million after-tax) in the second quarter of fiscal 2016.
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
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites, including as a result of our acquisition of Exelis. These sites are in various stages of investigation and/or remediation and in some of these proceedings our liability is considered de minimis. We have received notices from the U.S. Environmental Protection Agency (the “EPA”) or equivalent state or international environmental agencies that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, Exelis received notice in June 2014 from the Department of Justice, Environment and Natural Resources Division, that it may be potentially responsible for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, the EPA issued on March 4, 2016, a record of decision selecting a remedy for the lower 8.3 mile stretch of the Lower Passaic River. The EPA’s selected remedy includes dredging the river bank to bank, installing an engineered cap and long-term monitoring. The EPA estimates the cost of the cleanup project will be $1.38 billion. On March 31, 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of their potential liability for the cost of the cleanup project but their respective allocations have not been determined. We have found no evidence that Exelis contributed any of the primary contaminants of concern to the Passaic River. We intend to vigorously defend ourselves in this matter and we believe our ultimate costs will not be material. Although it is not feasible to predict the outcome of these environmental claims, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims in existence at December 30, 2016 are reserved against, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

Note S — Subsequent Events
CapRock Divestiture
On January 1, 2017, we completed the sale of our CapRock business pursuant to a definitive agreement with SpeedCast entered into on November 1, 2016 for $425 million in cash, subject to customary adjustments (including a post-closing working capital adjustment). CapRock, which was formerly part of our Critical Networks segment, provided wireless, terrestrial and satellite communications services to energy and maritime customers. We will provide various transition services to SpeedCast for a period of up to 12 months following the close of the transaction pursuant to a separate agreement.
Following the quarter ended December 30, 2016, we used $248 million of the cash proceeds from the CapRock divestiture to repay principal on our term loans ($215 million of voluntary prepayments of principal and $33 million of scheduled repayments).
IT Services Divestiture
On January 26, 2017, we entered into a definitive agreement to sell our government IT services business (“IT Services”) to an affiliate of Veritas Capital Fund Management, L.L.C. for $690 million in cash, subject to customary purchase price adjustments as set forth in the agreement. We have determined IT Services, which primarily provides IT and engineering managed services to U.S. Government agencies, is no longer strategic to our overall Company. Our air traffic management business, primarily serving the Federal Aviation Authority (“FAA”), and our Pacific Missile Range Facility program are not part of the transaction and will remain part of the Company. The transaction is subject to regulatory review and other customary closing conditions. We expect the transaction to close before the end of fiscal 2017; however, there can be no assurances that the conditions will be satisfied (or waived, if applicable) or that closing will occur either before the end of 2017 or at all. We intend to use cash proceeds from the IT Services divestiture and remaining proceeds from the CapRock divestiture to support our capital allocation strategy, including share repurchases and approximately $400 million of voluntary pension contributions.
The following table summarizes the approximate carrying amount of the major classes of assets and liabilities of IT Services as of December 30, 2016:

(In millions)
Assets
Current assets	$270
Goodwill	460
Other intangible assets	250
Other assets	20
Liabilities
Current liabilities	$110

IT Services met the held for sale criteria in January 2017, and consequently IT Services’ assets and liabilities will be classified as held for sale, and its financial results will be reported in discontinued operations, beginning in the third quarter of fiscal 2017. IT Services’ financial results for periods prior to the third quarter of fiscal 2017 were reported as part of our Critical Networks segment. We expect to record in discontinued operations in the third quarter of fiscal 2017 a non-cash charge to write down to fair value IT Services’ net assets that are held for sale, resulting in an estimated loss on the sale of IT Services of approximately $130 million net of deferred tax adjustments triggered in connection with the transaction. We completed a goodwill impairment assessment of the reporting unit that includes our IT Services and our air traffic management business and concluded it was not more likely than not that an impairment existed as of December 30, 2016.
Business Segments
In connection with the pending IT Services divestiture, our other remaining operations that were part of our Critical Networks segment, including our air traffic management business and our Pacific Missile Range Facility program, will be operated as part of our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment will no longer exist. As a result, we will report financial results of our operations in the following three business segments beginning in the third quarter of fiscal 2017: Communication Systems, Space and Intelligence Systems and Electronic Systems. There are no changes to our Communication Systems or Space and Intelligence Systems business segments as a result of this reorganization.
New Share Repurchase Program
On January 26, 2017, our Board of Directors approved a new $1 billion share repurchase program, which is in addition to our current share repurchase program. Our new repurchase program does not have a stated expiration date and authorizes repurchases through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. See “Common Stock Repurchases” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report for additional information.

REVIEW REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
We have reviewed the unaudited condensed consolidated balance sheet of Harris Corporation as of December 30, 2016, and the related unaudited condensed consolidated statements of income and comprehensive income for the quarter and two quarters ended December 30, 2016 and January 1, 2016, and the unaudited condensed consolidated statements of cash flows for the two quarters ended December 30, 2016 and January 1, 2016. These financial statements are the responsibility of the Company’s management.
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
February 3, 2017

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

•	Critical Networks, providing managed services supporting air traffic management and ground network operation and sustainment, as well as high-value IT and engineering services.
On November 1, 2016, we entered into a definitive agreement to sell our Harris CapRock Communications commercial business (“CapRock”), which we determined is no longer strategic to our overall Company, to SpeedCast International Ltd. (“SpeedCast”) for $425 million in cash, subject to customary adjustments (including a post-closing working capital adjustment). CapRock, which was formerly part of our Critical Networks segment, provided wireless, terrestrial and satellite communications services to energy and maritime customers. We will provide various transition services to SpeedCast for a period of up to 12 months following the close of the transaction pursuant to a separate agreement.
On January 1, 2017, we completed the sale of CapRock. See Note S — Subsequent Events in the Notes for additional information.
See Note B — Discontinued Operations in these Notes for additional information regarding discontinued operations. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this MD&A relate solely to our continuing operations.
Beginning with the third quarter of fiscal 2017, we will report the financial results of our operations in the following three business segments: Communication Systems, Space and Intelligence Systems and Electronic Systems. See “Business Segments” under Note S — Subsequent Events in the Notes for additional information.
Amounts contained in this Report may not always add to totals due to rounding.

RESULTS OF OPERATIONS
Highlights
Operations results for the second quarter of fiscal 2017 included:

•	Revenue decreased 3 percent to $1.70 billion in the second quarter of fiscal 2017 from $1.75 billion in the second quarter of fiscal 2016;

•	Income from continuing operations decreased 15 percent to $168 million in the second quarter of fiscal 2017 from $197 million in the second quarter of fiscal 2016;

•	Income from continuing operations per diluted share decreased 16 percent to $1.33 in the second quarter of fiscal 2017 from $1.58 in the second quarter of fiscal 2016;

•
Communication Systems revenue decreased 16 percent to $413 million and operating income was unchanged at $121 million in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016;

•
Space and Intelligence Systems revenue increased 5 percent to $468 million and operating income increased 13 percent to $77 million in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016;

•
Electronic Systems revenue increased 1 percent to $384 million and operating income increased 25 percent to $79 million in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016;

•
Critical Networks revenue increased 2 percent to $454 million and operating income increased 19 percent to $75 million in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016; and

•	Net cash provided by operating activities decreased 24 percent to $295 million in the first two quarters of fiscal 2017 compared with $387 million in the first two quarters of fiscal 2016.
Consolidated Results of Operations

	Quarter Ended			Two Quarters Ended
	December 30, 2016	January 1, 2016	% Inc/ (Dec)	December 30, 2016	January 1, 2016	% Inc/ (Dec)

	(Dollars in millions, except per share amounts)
Revenue:
Communication Systems	$413	$489	(16)%	$843	$943	(11)%
Space and Intelligence Systems	468	446	5%	921	881	5%
Electronic Systems	384	381	1%	745	756	(1)%
Critical Networks	454	446	2%	905	910	(1)%
Corporate eliminations	(19)	(14)	36%	(36)	(32)	13%
Total revenue	1,700	1,748	(3)%	3,378	3,458	(2)%
Cost of product sales and services	(1,138)	(1,203)	(5)%	(2,258)	(2,347)	(4)%
Gross margin	562	545	3%	1,120	1,111	1%
% of total revenue	33%	31%		33%	32%
Engineering, selling and administrative expenses	(276)	(217)	27%	(572)	(525)	9%
% of total revenue	16%	12%		17%	15%
Non-operating income	1	—	*	2	1	100%
Net interest expense	(43)	(46)	(7)%	(87)	(92)	(5)%
Income from continuing operations before income taxes	244	282	(13)%	463	495	(6)%
Income taxes	(76)	(85)	(11)%	(139)	(152)	(9)%
Effective tax rate	31%	30%		30%	31%
Income from continuing operations	$168	$197	(15)%	$324	$343	(6)%
% of total revenue	10%	11%		10%	10%
Income from continuing operations per diluted common share	$1.33	$1.58	(16)%	$2.57	$2.75	(7)%

* Not meaningful

Revenue
Second Quarter 2017 Compared With Second Quarter 2016: The decrease in revenue in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 was primarily due to lower revenue in our Communication Systems segment, partially offset by higher revenue in our Space and Intelligence Systems, Electronic Systems and Critical Networks segments. The primary drivers of lower revenue were lower international tactical sales in our Communication Systems segment and the impact of the divestiture of the Aerostructures business from our Electronic Systems segment in the fourth quarter of fiscal 2016, which contributed $18 million of revenue in the second quarter of fiscal 2016. The increase in revenue in our Space and Intelligence Systems segment was primarily due to higher revenue from intelligence community customers.
First Two Quarters 2017 Compared With First Two Quarters 2016: The decrease in revenue in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 was primarily due to the same reasons as noted above regarding the second quarters of fiscal 2017 and 2016. Aerostructures contributed $37 million of revenue in the first two quarters of fiscal 2016. Segment revenue in the first two quarters of fiscal 2017 also reflected lower revenue from IT services within our Critical Networks segment.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Gross Margin Percentage
Second Quarter 2017 Compared With Second Quarter 2016: The increase in gross margin as a percentage of total revenue (“gross margin percentage”) in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 was primarily due to $21 million higher pension income, as well as charges related to restructuring programs in the second quarter of fiscal 2016 and a contract settlement in our mission networks business in our Critical Networks segment in the second quarter of fiscal 2017, partially offset by lower revenue in our Communication Systems segment and unfavorable mix of program revenue in our Critical Networks segment.
First Two Quarters 2017 Compared With First Two Quarters 2016: The increase in gross margin percentage in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 was primarily due to the same reasons as noted above regarding the second quarters of fiscal 2017 and 2016.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
Second Quarter 2017 Compared With Second Quarter 2016: The increases in engineering, selling and administrative (“ESA”) expenses and ESA as a percentage of total revenue (“ESA percentage”) in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 were primarily due to integration-related synergy savings and a $28 million reduction in integration and other costs associated with our acquisition of Exelis in the fourth quarter of fiscal 2015, more than offset by a $101 million net liability reduction for certain post-employment benefit plans recorded during the second quarter of fiscal 2016.
First Two Quarters 2017 Compared With First Two Quarters 2016: The increases in ESA expenses and ESA percentage in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 was primarily due to the same reasons as noted above regarding the second quarters of fiscal 2017 and 2016.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Income Taxes
Second Quarter 2017 Compared With Second Quarter 2016: Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 31 percent in the second quarter of fiscal 2017 compared with 30 percent in the second quarter of fiscal 2016. In the second quarter of fiscal 2017, our effective tax rate was not impacted by any significant discrete item. In the second quarter of fiscal 2016, our effective tax rate benefited from the effect of legislation enacted in the second quarter of fiscal 2016 that restored the U.S. Federal income tax credit for qualifying R&D expenses for calendar year 2015 and made the credit permanent for periods following December 31, 2015. This resulted in a benefit of approximately $12 million in calculating our effective tax rate in the second quarter of fiscal 2016. Approximately 40 percent of this benefit related to R&D expenses in the second half of fiscal 2015 and the remainder related to R&D expenses in fiscal 2016. Additionally, in the second quarter of fiscal 2016, our effective tax rate benefited from the settlement of a state tax issue for an amount lower than the previously recorded estimate and several differences between GAAP and tax accounting for investments.

First Two Quarters 2017 Compared With First Two Quarters 2016: In the first two quarters of fiscal 2017, our effective tax rate was 30 percent compared with 31 percent in the first two quarters of fiscal 2016. In the first two quarters of fiscal 2017, our effective tax rate was impacted by the adoption of the accounting standard issued by the FASB that changed the accounting for certain aspects of stock options and other share-based compensation, as discussed in Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes, and by several differences in GAAP and tax accounting related to investments. In the first two quarters of fiscal 2016, our effective tax rate benefited from the discrete items noted above regarding the second quarter of fiscal 2016.
Income From Continuing Operations Per Diluted Common Share
Second Quarter 2017 Compared With Second Quarter 2016: The decrease in income from continuing operations per diluted common share in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 was primarily due to the reasons noted above in this “Consolidated Results of Operations” discussion regarding the second quarters of fiscal 2017 and 2016.
First Two Quarters 2017 Compared With First Two Quarters 2016: The decrease in income from continuing operations per diluted common share in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 was primarily due to the reasons noted above in this “Consolidated Results of Operations” discussion regarding the first two quarters of fiscal 2017 and 2016.
Discussion of Business Segment Results of Operations
Communication Systems Segment

	Quarter Ended			Two Quarters Ended
	December 30, 2016	January 1, 2016	% Inc/ (Dec)	December 30, 2016	January 1, 2016	% Inc/ (Dec)

	(Dollars in millions)
Revenue	$413	$489	(16)%	$843	$943	(11)%
Cost of product sales and services	(209)	(264)	(21)%	(427)	(480)	(11)%
Gross margin	204	225	(9)%	416	463	(10)%
% of revenue	49%	46%		49%	49%
ESA expenses	(83)	(104)	(20)%	(176)	(204)	(14)%
% of revenue	20%	21%		21%	22%
Segment operating income	$121	$121	—%	$240	$259	(7)%
% of revenue	29%	25%		28%	27%
Second Quarter 2017 Compared With Second Quarter 2016: Segment revenue in the second quarter of fiscal 2017 included $310 million in Tactical Communications, a 19 percent decrease from $381 million in the second quarter of fiscal 2016, and $103 million in Public Safety and Professional Communications, a 5 percent decrease from $108 million in the second quarter of fiscal 2016. The decrease in Tactical Communications revenue in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 was primarily due to lower international tactical sales. The decrease in Public Safety and Professional Communications revenue in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 was primarily due to weaker orders volume.
The decrease in segment gross margin in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 was primarily attributable to the decrease in revenue. The increase in segment gross margin percentage in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 was primarily attributable to a more favorable mix of program and product revenue and restructuring savings in the second quarter of fiscal 2017, and $14 million of restructuring charges for workforce reductions, facility consolidations and other items in the second quarter of fiscal 2016. The decreases in segment ESA expenses and ESA percentage in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 were primarily attributable to cost containment, and restructuring and Exelis acquisition integration-related synergy savings. Segment operating income in the second quarter of fiscal 2017 was comparable with the second quarter of fiscal 2016 reflecting the favorable mix despite lower revenue. The increase in segment operating income as a percentage of revenue (“operating margin percentage”) in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 reflected the items discussed above regarding this segment.

First Two Quarters 2017 Compared With First Two Quarters 2016: The decrease in segment revenue in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 was primarily due to lower revenue in Tactical Communications primarily due to lower international tactical sales.
The decrease in segment gross margin in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 was primarily due to the decrease in revenue. Segment gross margin percentage in the first two quarters of fiscal 2017 was comparable to the first two quarters of fiscal 2016 as the impact of lower program revenue was offset by a more favorable mix of program and product revenue and restructuring savings in the first two quarters of fiscal 2017, and $14 million of charges for restructuring, severance and asset write-downs in the first two quarters of fiscal 2016. The decreases in segment ESA expenses and ESA percentage in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 were primarily due to cost containment, and restructuring and Exelis acquisition integration-related synergy savings. The decrease in segment operating income and the increase in operating margin percentage in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 reflected the items discussed above regarding this segment.
Space and Intelligence Systems Segment

	Quarter Ended			Two Quarters Ended
	December 30, 2016	January 1, 2016	% Inc/ (Dec)	December 30, 2016	January 1, 2016	% Inc/ (Dec)

	(Dollars in millions)
Revenue	$468	$446	5%	$921	$881	5%
Cost of product sales and services	(338)	(331)	2%	(659)	(644)	2%
Gross margin	130	115	13%	262	237	11%
% of revenue	28%	26%		28%	27%
ESA expenses	(53)	(47)	13%	(105)	(102)	3%
% of revenue	11%	11%		11%	12%
Segment operating income	$77	$68	13%	$157	$135	16%
% of revenue	16%	15%		17%	15%
Second Quarter 2017 Compared With Second Quarter 2016: The increase in segment revenue in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 was primarily due to higher revenue from intelligence community customers.
The increases in segment gross margin and gross margin percentage in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 were primarily attributable to increased segment revenue and higher pension income. The increase in segment ESA expenses in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 was primarily attributable to higher R&D expenses. Segment ESA percentage in the second quarter of fiscal 2017 was comparable with the second quarter of fiscal 2016. The increases in segment operating income and operating margin percentage in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 reflected the items discussed above regarding this segment.
First Two Quarters 2017 Compared With First Two Quarters 2016: The increase in segment revenue in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 was primarily due to the reason noted above regarding this segment for the second quarters of fiscal 2017 and 2016, and higher revenue from the Radiation Budget Instrument program to provide sensors for monitoring climate change and global warming for NASA Joint Polar Satellite System satellites.
The increases in segment gross margin and gross margin percentage in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 were primarily due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2017 and 2016. Segment ESA expenses in the first two quarters of fiscal 2017 increased from the first two quarters of fiscal 2016 primarily due to the reasons noted above regarding this segment for the second quarters of fiscal 2017 and 2016. Segment ESA percentage in the first two quarters of fiscal 2017 was comparable with the first two quarters of fiscal 2016. The increases in segment operating income and operating margin percentage in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 reflected the items discussed above regarding this segment.

Electronic Systems Segment

	Quarter Ended			Two Quarters Ended
	December 30, 2016	January 1, 2016	% Inc/ (Dec)	December 30, 2016	January 1, 2016	% Inc/ (Dec)

	(Dollars in millions)
Revenue	$384	$381	1%	$745	$756	(1)%
Cost of product sales and services	(268)	(278)	(4)%	(517)	(543)	(5)%
Gross margin	116	103	13%	228	213	7%
% of revenue	30%	27%		31%	28%
ESA expenses	(37)	(40)	(8)%	(75)	(81)	(7)%
% of revenue	10%	10%		10%	11%
Segment operating income	$79	$63	25%	$153	$132	16%
% of revenue	21%	17%		21%	17%
Second Quarter 2017 Compared With Second Quarter 2016: The increase in segment revenue in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 was primarily due to $29 million higher revenue from electronic warfare solutions and higher revenue from a recently won integrated battle management contract in the Middle East, partially offset by $18 million lower revenue due to the divestiture of our Aerostructures business in the fourth quarter of fiscal 2016 and lower revenue from wireless product sales.
The increases in segment gross margin and gross margin percentage in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 were primarily due to continued strong program performance in the electronic warfare solutions and avionics businesses, higher pension income and lower gross margin due to the divestiture of Aerostructures, partially offset by lower gross margin in wireless product sales. Segment ESA expenses decreased slightly and segment ESA percentage was comparable in the second quarter of fiscal 2017 with the second quarter of fiscal 2016. The increases in segment operating income and operating margin percentage in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 reflected the items discussed above regarding this segment.
First Two Quarters 2017 Compared With First Two Quarters 2016: The decrease in segment revenue in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 was primarily due to the divestiture of our Aerostructures business in the fourth quarter of fiscal 2016, partially offset by the reasons noted above regarding this segment for the second quarters of fiscal 2017 and 2016. Aerostructures contributed $37 million to segment revenue in the first two quarters of fiscal 2016.
The increases in segment gross margin and gross margin percentage in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 were primarily due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2017 and 2016. The decreases in segment ESA expenses and ESA percentage in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 were primarily due to Exelis acquisition integration-related synergy savings. The increases in segment operating income and operating margin percentage in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 reflected the items discussed above regarding this segment.
Critical Networks Segment

	Quarter Ended			Two Quarters Ended
	December 30, 2016	January 1, 2016	% Inc/ (Dec)	December 30, 2016	January 1, 2016	% Inc/ (Dec)

	(Dollars in millions)
Revenue	$454	$446	2%	$905	$910	(1)%
Cost of product sales and services	(340)	(345)	(1)%	(691)	(712)	(3)%
Gross margin	114	101	13%	214	198	8%
% of revenue	25%	23%		24%	22%
ESA expenses	(39)	(38)	3%	(79)	(75)	5%
% of revenue	9%	9%		9%	8%
Segment operating income	$75	$63	19%	$135	$123	10%
% of revenue	17%	14%		15%	14%

Second Quarter 2017 Compared With Second Quarter 2016: The increase in segment revenue in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 was primarily due to $22 million from a contract settlement in our mission networks business in the second quarter of fiscal 2017, partially offset by lower IT services revenue.
The increases in segment gross margin and gross margin percentage in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 were primarily due to the same reasons as noted above regarding revenue for this segment. Gross margin percentage in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 also reflected a less favorable mix of program revenue and lower IT services revenue. Segment ESA expenses and ESA percentage in the second quarter of fiscal 2017 were comparable with the second quarter of fiscal 2016. The increases in segment operating income and operating margin percentage in the second quarter of fiscal 2017 compared with the second quarter of fiscal 2016 reflected the items discussed above regarding this segment.
First Two Quarters 2017 Compared With First Two Quarters 2016: The decrease in segment revenue in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 was primarily due to $37 million of lower IT services revenue, partially offset by higher revenue from FAA NextGen modernization programs.
The increases in segment gross margin and gross margin percentage in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 were primarily due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2017 and 2016. Segment ESA expenses and ESA percentage in the first two quarters of fiscal 2017 were comparable with the first two quarters of fiscal 2016. The increases in segment operating income and operating margin percentage in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 reflected the items discussed above regarding this segment.
Unallocated Corporate (Income) Expense and Corporate Eliminations

	Quarter Ended			Two Quarters Ended
	December 30, 2016	January 1, 2016	% Inc/ (Dec)	December 30, 2016	January 1, 2016	% Inc/ (Dec)

	(Dollars in millions)
Unallocated corporate (income) expense	$32	$(47)	*	$69	$(5)	*
Amortization of intangible assets from Exelis Inc. acquisition	33	33	—%	66	66	—%
Corporate eliminations	1	1	—%	2	2	—%

* Not meaningful
Second Quarter 2017 Compared With Second Quarter 2016: Unallocated corporate expense in the second quarter of fiscal 2017 compared with unallocated corporate income in the second quarter of fiscal 2016 was primarily due to a $101 million net liability reduction for certain post-employment benefit plans in the second quarter of fiscal 2016, partially offset by a $28 million reduction in integration and other costs associated with our acquisition of Exelis in the fourth quarter of fiscal 2015.
First Two Quarters 2017 Compared With First Two Quarters 2016: Unallocated corporate expense in the first two quarters of fiscal 2017 compared with unallocated corporate income in the first two quarters of fiscal 2016 was primarily due to a $101 million net liability reduction for certain post-employment benefit plans in the second quarter of fiscal 2016, partially offset by a $32 million reduction in integration and other costs associated with our acquisition of Exelis in the fourth quarter of fiscal 2015.

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Two Quarters Ended
	December 30, 2016	January 1, 2016

	(In millions)
Net cash provided by operating activities	$295	$387
Net cash used in investing activities	(74)	(49)
Net cash used in financing activities	(341)	(295)
Effect of exchange rate changes on cash and cash equivalents	(6)	(13)
Net increase (decrease) in cash and cash equivalents	(126)	30
Cash and cash equivalents, beginning of year	487	481
Cash and cash equivalents, end of quarter	$361	$511
Our Condensed Consolidated Statement of Cash Flows (Unaudited) includes cash flows from discontinued operations related to CapRock and Broadcast Communications. See Note B — Discontinued Operations in the Notes for additional information regarding discontinued operations, including depreciation, amortization, capital expenditures, and significant operating and investing noncash items of discontinued operations. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in our Condensed Consolidated Financial Statements (Unaudited), the accompanying Notes and this MD&A relate solely to our continuing operations.
Cash and cash equivalents: The $126 million net decrease in cash and cash equivalents from the end of fiscal 2016 to the end of the second quarter of fiscal 2017 was primarily due to $134 million used to pay cash dividends, $115 million of net repayment of borrowings, which included our repayment of the entire outstanding $250 million aggregate principal amount of our 4.25% notes due October 1, 2016, $100 million used to repurchase shares of our common stock, $49 million used for net additions of property, plant and equipment, $25 million from adjustments to proceeds from the sale of a business and $19 million used in other financing activities, partially offset by $295 million of net cash provided by operating activities and $27 million of proceeds from exercises of employee stock options. The $30 million increase in cash and cash equivalents from the end of fiscal 2015 to the end of the second quarter of fiscal 2016 was primarily due to $387 million of net cash provided by operating activities and $33 million of proceeds from exercises of employee stock options, mostly offset by $186 million used for net repayments of borrowings, which included $350 million of cash used to repay principal on our term loans ($285 million of voluntary prepayments of principal and $65 million of scheduled repayments), $127 million used to pay cash dividends, and $49 million used for net additions of property, plant and equipment.
At December 30, 2016, we had cash and cash equivalents of $361 million, and we have a senior unsecured $1 billion revolving credit facility that expires in July 2020 ($825 million of which was available to us as of December 30, 2016 as a result of $175 million of short-term debt outstanding under our commercial paper program). Additionally, we had $4.2 billion of long-term debt outstanding at December 30, 2016, the majority of which we incurred in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2016 Form 10-K. Our $361 million of cash and cash equivalents at December 30, 2016 included $151 million held by our foreign subsidiaries, of which $113 million was considered permanently reinvested. Of the $113 million, $62 million was available for use in the U.S. without incurring additional U.S. income taxes. We would be required to recognize U.S. income taxes of $11 million on the remaining $51 million if we were to repatriate such funds to the U.S., but we have no current plans to repatriate such funds.
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
We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase programs, repayment of our term loans and pension contributions for the next 12 months and reasonably foreseeable future thereafter. Our total capital expenditures in fiscal 2017 are expected to be approximately $150 million. We anticipate tax payments over the next three years to be approximately equal or marginally less than our tax expense for the same period. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase programs, payments under our term loans and pension contributions, no other significant cash outlays are anticipated during the remainder of fiscal 2017.
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
Net cash provided by operating activities: The decrease in net cash provided by operating activities in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 was primarily due to lower collections of accounts receivable, partially offset by a relative decline in inventory levels.
Net cash used in investing activities: The increase in net cash used in investing activities in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 was due to a $25 million adjustment to the proceeds from the sale of a business in the first quarter of fiscal 2017.
Net cash used in financing activities: The increase in net cash used in financing activities in the first two quarters of fiscal 2017 compared with the first two quarters of fiscal 2016 was primarily due to $100 million more used to repurchase shares of our common stock under our share repurchase program, $7 million more used in the payment of cash dividends and $6 million less proceeds from the exercise of employee stock options, partially offset by $71 million less used for the net repayment of borrowings.
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
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015 further extended the interest rate stabilization provision of MAP-21 until 2020. We made total contributions of $103 million to our U.S. qualified plans during the two quarters ended December 30, 2016. We currently anticipate making additional contributions to our U.S. qualified defined benefit pension plans of approximately $485 million during the remainder of fiscal 2017, including approximately $400 million of voluntary contributions funded from proceeds from our IT Services divestiture. See Note S — Subsequent Events in the Notes for additional information.
Future required contributions will depend primarily on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material. We had net unfunded defined benefit plan obligations of $2.1 billion at December 30, 2016. See Note 14: “Pension and Other Postretirement Benefits” in our Notes to Consolidated Financial Statements in our Fiscal 2016 Form 10-K and Note J — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the first two quarters of fiscal 2017, we used $100 million to repurchase 1,100,203 shares of our common stock under our 2013 Repurchase Program (as defined below) at an average price per share of $90.45, including commissions of $.02 per share. During the first two quarters of fiscal 2016, we did not repurchase any shares of our common stock under our 2013 Repurchase Program. As of December 30, 2016, we had a remaining, unused authorization of approximately $584 million under our 2013 Repurchase Program, which does not have a stated expiration date.
On January 26, 2017, our Board of Directors approved a new $1 billion share repurchase program (our “2017 Repurchase Program”) that is in addition to our 2013 Repurchase Program, which had a remaining unused authorization of approximately

$584 million as of December 30, 2016. Our 2017 Repurchase Program also does not have a stated expiration date. Repurchases under our repurchase programs are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. Shares repurchased by us are cancelled and retired. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.
Additional information regarding our repurchase programs is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
We were in compliance with the covenants in the 2015 Credit Agreement at December 30, 2016, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2015 Credit Agreement, to be greater than 0.65 to 1.00. At December 30, 2016, we had no borrowings outstanding under the 2015 Credit Agreement; however, at December 30, 2016, we had $175 million in borrowings outstanding under our commercial paper program, which was supported by the 2015 Credit Facility.
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2016 Form 10-K.
During the quarter ended December 30, 2016, we repaid the entire outstanding $250 million aggregate principal amount of our 4.25% notes due October 1, 2016. The source of funds for the cash payment was cash on hand and proceeds from borrowings under our commercial paper program.
Following the quarter ended December 30, 2016, we used $248 million of the cash proceeds from the CapRock divestiture to repay principal on our term loans ($215 million of voluntary prepayments of principal and $33 million of scheduled repayments).
Short-Term Debt: Our short-term debt at December 30, 2016 and July 1, 2016 was $183 million and $15 million, respectively, and consisted of local borrowing by international subsidiaries for working capital needs and commercial paper at December 30, 2016, and at July 1, 2016. Our commercial paper program was supported at December 30, 2016 and July 1, 2016 by the 2015 Credit Facility.
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

As of December 30, 2016, we were not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of December 30, 2016, we did not have any such material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial condition or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our financial position, results of operations or cash flows.
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
Due to our downsizing of certain operations pursuant to acquisitions, divestitures, restructuring plans or otherwise, certain properties leased by us have been sublet to third parties. In the event any of these third parties vacates any of these premises, we would be legally obligated under master lease arrangements. We believe that the financial risk of default by such sublessees is individually and in the aggregate not material to our financial position, results of operations or cash flows.
Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal 2016 Form 10-K include our contractual obligations and commercial commitments. During the first two quarters of fiscal 2017, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, standby letters of credit and other arrangements as disclosed in our Fiscal 2016 Form 10-K.
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
Estimate at completion adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended		Two Quarters Ended
	December 30, 2016	January 1, 2016	December 30, 2016	January 1, 2016

	(In millions)
Favorable adjustments	$30	$49	$71	$96
Unfavorable adjustments	(22)	(25)	(50)	(55)
Net operating income adjustments	$8	$24	$21	$41
The decrease in net impact to operating income due to estimate at completion adjustments in the quarter and two quarters ended December 30, 2016 compared with the quarter and two quarters ended January 1, 2016 was primarily due to lower risk retirements in our Communication Systems and Space and Intelligence Systems segments.
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

Goodwill
Goodwill in our Condensed Consolidated Balance Sheet (Unaudited) as of December 30, 2016 and July 1, 2016 was $5,848 million and $5,839 million, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill using a two-step process. The first step is to identify potential impairment by comparing the fair value of each of our reporting units with its net book value, including goodwill, adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its adjusted net book value, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.
2016 Impairment Test: As of the date of our fiscal 2016 impairment test, the estimated fair values for each of our reporting units exceeded their carrying values. However, the fair value of two of our reporting units exceeded their carrying values by between 10 and 15 percent. Both reporting units include a significant concentration of businesses that were acquired as part of the Exelis acquisition in May 2015 and were recorded at their fair value at that time. Although no impairment existed for these reporting units, an impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of reporting units; future deterioration of the businesses, including further weakness in IT services in our Critical Networks segment; or a sharp increase in interest rates without a corresponding increase in future revenue.
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
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they do not materialize or prove to be correct, could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; the outcome of contingencies; the potential level of share repurchases or dividends or pension contributions, potential acquisitions or divestitures; the value of our contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of the filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:

•
We depend on U.S. Government customers for a significant portion of our revenue, and the loss of these relationships, a reduction in U.S. Government funding or a change in U.S. Government spending priorities could have an adverse impact on our business, financial position, results of operations and cash flows.

•
We depend significantly on U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial position, results of operations and cash flows.

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

•
The outcome of litigation or arbitration in which we are involved from time to time is unpredictable and an adverse decision in any such matter could have a material adverse effect on our financial position, results of operations and cash flows.

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

•	A downgrade in our credit ratings could materially adversely affect our business.

•	Unforeseen environmental issues could have a material adverse effect on our business, financial position, results of operations and cash flows.

•	We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.

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

•
Our expected uses of proceeds from the anticipated divestiture of IT Services, and the resulting expected benefits to us, would be adversely impacted by a material delay, or a failure, in achieving the satisfaction (or waiver, if applicable) of the closing conditions for the transaction or otherwise in consummating the transaction.

Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2016 Form 10-K under Item 1A. “Risk Factors” and in Part II. Item 1A. “Risk Factors” in this Report. The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2016 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial position, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date hereof and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at December 30, 2016 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note O — Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates: As of December 30, 2016, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at December 30, 2016 would not have had a material impact on the fair value of these obligations. Additionally, there is no interest-rate risk associated with these obligations on our results of operations and cash flows, because the interest rates are fixed and because our long-term fixed-rate debt is not putable to us (i.e. not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.
As of December 30, 2016, we also had long-term variable-rate debt obligations of $585 million under our senior unsecured term loan facility in connection with our acquisition of Exelis, comprised of term loans of $284 million in a 3-year tranche and $301 million in a 5-year tranche. These term loans bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these term loans would not have had a material impact on our results of operations or cash flows. For each tranche of term loans, we are required to make quarterly principal amortization payments equal to 2.50 percent of the $650 million initial principal amount of such tranche of the term loans. We have the ability at any time or from time to time to voluntarily prepay term loans of either tranche in whole or in part without premium or penalty. We did not make voluntary repayments of principal on our term loans during the two quarters ended December 30, 2016.

Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the second quarter of fiscal 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that as of the end of the second quarter of fiscal 2017 our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. As part of our integration of Exelis, we remain in the process of incorporating our controls and procedures with respect to Exelis operations, and we included internal controls with respect to Exelis operations in our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2016. Other than continuing to incorporate our controls and procedures with respect to Exelis operations, there have been no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
General. From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at December 30, 2016 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the second quarters of fiscal 2017 and fiscal 2016, we did not repurchase any shares of our common stock under our repurchase program. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the second quarter of fiscal 2017:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(October 1, 2016-October 28, 2016)
Repurchase Programs (1)	—	—	—	$584,053,878
Employee Transactions (2)	8,097	$90.85	—	—
Month No. 2
(October 29, 2016-November 25, 2016)
Repurchase Programs (1)	—	$—	—	$584,053,878
Employee Transactions (2)	10,746	$97.32	—	—
Month No. 3
(November 26, 2016-December 30, 2016)
Repurchase Programs (1)	—	—	—	$584,053,878
Employee Transactions (2)	6,625	$104.27	—	—
Total	25,468	$97.07	—	$584,053,878

*	Periods represent our fiscal months.

(1)
On August 26, 2013, we announced that on August 23, 2013, our Board of Directors approved a new share repurchase program (our “2013 Repurchase Program”) authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. As of December 30, 2016, $584,053,878 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our 2013 Repurchase Program, which does not have a stated expiration date. On February 2, 2017, we announced that on January 26, 2017, our Board of Directors approved a new share repurchase program (our “2017 Repurchase Program”) authorizing us to repurchase up to $1 billion in shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. Our 2017 Repurchase Program is in addition to our 2013 Repurchase Program and also does not have a stated expiration date. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

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

Sales of Unregistered Equity Securities
During the second quarter of fiscal 2017, we did not issue or sell any unregistered equity securities.
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

(10)	*(a) Harris Corporation 2015 Equity Incentive Plan Non-Employee Director Restricted Share Award Agreement Terms and Conditions (As of December 4, 2015).
*(b) Amendment Number Two to the Harris Corporation 2005 Supplemental Executive Retirement Plan (as Amended and Restated effective November 28, 2011), dated December 16, 2016.
*(c) Amendment Number Six to the Harris Corporation Retirement Plan (as Amended and Restated effective January 1, 2016), effective November 1, 2016 and dated December 16, 2016.
*(d) Amendment Number Seven to the Harris Corporation Retirement Plan (as Amended and Restated effective January 1, 2016), effective January 1, 2017 and dated December 16. 2016.
*(e) Amendment to the Exelis Excess Pension Plan IA (as Amended and Restated as of October 31, 2011), dated December 16, 2016.
*(f) Amendment to the Exelis Excess Pension Plan IIA (as Amended and Restated as of October 31, 2011), dated December 16, 2016.
*(g) Amendment to the Exelis Excess Pension Plan IB (as Amended and Restated as of October 31, 2011), dated December 16, 2016.
*(h) Amendment to the Exelis Pension Plan IIB (as Amended and Restated as of October 31, 2011), dated December 16, 2016.
*(i) Amendment to the Exelis Salaried Retirement Plan (as Amended and Restated effective January 1, 2014), dated December 16, 2016.
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

HARRIS CORPORATION
(Registrant)

Date: February 3, 2017	By:	/s/ Rahul Ghai
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

(10)	*(a) Harris Corporation 2015 Equity Incentive Plan Non-Employee Director Restricted Share Award Agreement Terms and Conditions (As of December 4, 2015).
*(b) Amendment Number Two to the Harris Corporation 2005 Supplemental Executive Retirement Plan (as Amended and Restated effective November 28, 2011), dated December 16, 2016.
*(c) Amendment Number Six to the Harris Corporation Retirement Plan (as Amended and Restated effective January 1, 2016), effective November 1, 2016 and dated December 16, 2016.
*(d) Amendment Number Seven to the Harris Corporation Retirement Plan (as Amended and Restated effective January 1, 2016), effective January 1, 2017 and dated December 16. 2016.
*(e) Amendment to the Exelis Excess Pension Plan IA (as Amended and Restated as of October 31, 2011), dated December 16, 2016.
*(f) Amendment to the Exelis Excess Pension Plan IIA (as Amended and Restated as of October 31, 2011), dated December 16, 2016.
*(g) Amendment to the Exelis Excess Pension Plan IB (as Amended and Restated as of October 31, 2011), dated December 16, 2016.
*(h) Amendment to the Exelis Pension Plan IIB (as Amended and Restated as of October 31, 2011), dated December 16, 2016.
*(i) Amendment to the Exelis Salaried Retirement Plan (as Amended and Restated effective January 1, 2014), dated December 16, 2016.
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