Form 10-Q
period 2017-03-31
HARRIS CORP /DE/
filed 2017-05-03
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                         ☑   Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                     ☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s common stock as of April 28, 2017 was 121,912,165 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended March 31, 2017

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016

	(In millions, except per share amounts)
Revenue from product sales and services	$1,489	$1,550	$4,358	$4,459
Cost of product sales and services	(964)	(1,009)	(2,792)	(2,895)
Engineering, selling and administrative expenses	(250)	(273)	(768)	(759)
Non-operating income (loss)	—	(1)	2	—
Interest income	—	—	1	1
Interest expense	(42)	(46)	(130)	(139)
Income from continuing operations before income taxes	233	221	671	667
Income taxes	(69)	(62)	(199)	(198)
Income from continuing operations	164	159	472	469
Discontinued operations, net of income taxes	(79)	9	(50)	(305)
Net income	$85	$168	$422	$164

Net income per common share
Basic
Continuing operations	$1.33	$1.27	$3.82	$3.78
Discontinued operations	(0.63)	0.08	(0.41)	(2.46)
	$0.70	$1.35	$3.41	$1.32
Diluted
Continuing operations	$1.31	$1.26	$3.77	$3.74
Discontinued operations	(0.62)	0.08	(0.40)	(2.43)
	$0.69	$1.34	$3.37	$1.31
Cash dividends paid per common share	$0.53	$0.50	$1.59	$1.50
Basic weighted average common shares outstanding	122.6	124.0	123.3	123.7
Diluted weighted average common shares outstanding	124.5	125.1	125.0	124.8
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016

	(In millions)
Net income	$85	$168	$422	$164
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	10	(5)	(19)	(52)
Net unrealized gain on hedging derivatives, net of income taxes	1	—	—	1
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	—	1	2	(3)
Other comprehensive income (loss), net of income taxes	11	(4)	(17)	(54)
Total comprehensive income	$96	$164	$405	$110
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 31, 2017	July 1, 2016

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$302	$487
Receivables	714	674
Inventories	894	867
Income taxes receivable	68	75
Other current assets	106	124
Current assets of discontinued operations	792	397
Total current assets	2,876	2,624
Non-current Assets
Property, plant and equipment	895	924
Goodwill	5,367	5,352
Other intangible assets	1,136	1,231
Non-current deferred income taxes	612	549
Other non-current assets	221	252
Non-current assets of discontinued operations	—	1,077
Total non-current assets	8,231	9,385
	$11,107	$12,009
Liabilities and Equity
Current Liabilities
Short-term debt	$233	$15
Accounts payable	428	494
Compensation and benefits	179	165
Other accrued items	346	379
Advance payments and unearned income	231	294
Income taxes payable	8	4
Current portion of long-term debt	121	382
Current liabilities of discontinued operations	186	248
Total current liabilities	1,732	1,981
Non-current Liabilities
Defined benefit plans	2,069	2,296
Long-term debt, net	3,859	4,120
Non-current deferred income taxes	5	4
Other long-term liabilities	522	506
Non-current liabilities of discontinued operations	6	45
Total non-current liabilities	6,461	6,971
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 121,740,174 shares at March 31, 2017 and 124,643,407 shares at July 1, 2016	122	125
Other capital	1,699	2,096
Retained earnings	1,554	1,330
Accumulated other comprehensive loss	(461)	(495)
Total shareholders’ equity	2,914	3,056
Noncontrolling interests	—	1
Total equity	2,914	3,057
	$11,107	$12,009
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
	March 31, 2017	April 1, 2016

	(In millions)
Operating Activities
Net income	$422	$164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140	163
Amortization of intangible assets from Exelis Inc. acquisition	99	99
Share-based compensation	33	29
Gain on sale of CapRock commercial business	(23)	—
Qualified pension plan contributions	(143)	(134)
Pension income	(73)	(17)
Net liability reduction for certain post-employment benefit plans	—	(101)
Impairment of goodwill and other assets	240	367
Adjustment to loss on sales of businesses, net	—	20
(Increase) decrease in:
Accounts receivable	14	102
Inventories	(26)	(22)
Increase (decrease) in:
Accounts payable and accrued expenses	(113)	(175)
Advance payments and unearned income	(62)	(87)
Income taxes	(19)	70
Other	—	29
Net cash provided by operating activities	489	507
Investing Activities
Cash paid for fixed income securities	—	(19)
Net additions of property, plant and equipment	(79)	(84)
Proceeds from sale of property, plant and equipment	—	2
Net proceeds from sale of CapRock commercial business	375	—
Adjustment to proceeds from sale of business	(25)	(11)
Net cash provided by (used in) investing activities	271	(112)
Financing Activities
Proceeds from borrowings	235	118
Repayments of borrowings	(548)	(510)
Proceeds from exercises of employee stock options	50	36
Repurchases of common stock	(460)	—
Cash dividends	(199)	(189)
Other financing activities	(20)	(15)
Net cash used in financing activities	(942)	(560)
Effect of exchange rate changes on cash and cash equivalents	(3)	(14)
Net decrease in cash and cash equivalents	(185)	(179)
Cash and cash equivalents, beginning of year	487	481
Cash and cash equivalents, end of quarter	$302	$302
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented therein. The results for the third quarter and first three quarters of fiscal 2017 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at July 1, 2016 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended July 1, 2016 (our “Fiscal 2016 Form 10-K”).
As described in more detail in Note B — Discontinued Operations and Note S — Subsequent Events in these Notes, we completed the sale of our Harris CapRock Communications commercial business (“CapRock”) in the quarter ended March 31, 2017, and we completed the sale of our government IT services business (“IT Services”) on April 28, 2017 pursuant to a definitive agreement we entered into in the quarter ended March 31, 2017. CapRock and IT Services were part of our former Critical Networks segment and are reported as discontinued operations in this Report. As a result, our historical financial results have been restated to account for CapRock and IT Services as discontinued operations for all periods presented in this Report.
Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes relate solely to our continuing operations.
In connection with entering into the definitive agreement to sell IT Services, our other remaining operations that had been part of our Critical Networks segment, including our air traffic management business, primarily serving the Federal Aviation Administration (“FAA”), and our Pacific Missile Range Facility (“PMRF”) program, were operated as part of our Electronic Systems segment effective for the quarter ended March 31, 2017, and our Critical Networks segment was eliminated. As a result, we report the financial results of our operations in the following three business segments beginning with the quarter ended March 31, 2017: Communication Systems, Space and Intelligence Systems and Electronic Systems. There is no impact on our previously reported consolidated statements of income, balance sheets or statement of cash flows resulting from the reorganization.
Amounts contained in this Report may not always add to totals due to rounding.
Reclassifications
Certain prior year amounts have been reclassified in our Condensed Consolidated Financial Statements (Unaudited) to conform with current year classifications.
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
In fiscal 2016, we recorded restructuring charges of $143 million for workforce reductions and integration charges as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015, including consolidation of facilities and other costs. These charges are included as a component of the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Consolidated Statement of Income in our Fiscal 2016 Form 10-K. Liabilities associated with these and previous restructuring actions were $39 million at March 31, 2017 and $52 million at July 1, 2016. The majority of the remaining liabilities as of March 31, 2017 will be paid within the next twelve months.
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
Adopting this accounting standard did not have a material impact on our financial position, results of operations or cash flows, except as follows:

•
We recognized $9 million ($.07 per diluted share) and $21 million ($.17 per diluted share) of income tax benefit in our Condensed Consolidated Statement of Income (Unaudited) for the quarter and three quarters ended March 31, 2017, respectively; and

•
We classified $21 million of cash flows resulting from excess tax benefits related to employee share-based awards as net cash provided by operating activities in our Condensed Consolidated Statement of Cash Flows (Unaudited) for the three quarters ended March 31, 2017.

Accounting Standards Issued But Not Yet Effective
In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under GAAP and International Financial Reporting Standards and supersedes some cost guidance for construction-type and production-type contracts. The guidance in this standard is principles-based, and consequently, entities will be required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. The core principle of this standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To help financial statement users better understand the nature, amount, timing and potential uncertainty of the revenue that is recognized, this standard requires significantly more interim and annual disclosures. This standard allows for either “full retrospective” adoption (application to all periods presented) or “modified retrospective” adoption (application to only the most current period presented in the financial statements, with certain additional required footnote disclosures). In August 2015, the FASB issued an accounting standards update that deferred the effective date of the standard by one year, while continuing to permit entities to elect to adopt the standard as early as the original effective date. As a result, this standard is now effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which for us is our fiscal 2019.
We have made progress toward completing our evaluation of the impact the new standard will have on our financial position, results of operations and cash flows. A significant portion of our revenue is derived from contracts with the U.S. Government, with revenue recognized using the percentage-of-completion (“POC”) method. We expect to recognize revenue on an “over time” basis for most of these contracts by using cost inputs to measure progress toward the completion of our performance obligations, which is similar to the POC cost-to-cost method currently used on the majority of these contracts. Consequently, we expect the adoption of this standard primarily to impact certain of these contracts that recognize revenue using the POC units-of-delivery or milestone methods, resulting in recognition of revenue (and costs) earlier in the performance period as costs are incurred, as opposed to when units are delivered or milestones are achieved. We are also continuing to evaluate the impact of the new standard in other areas, including contract modifications and estimation and recognition of variable consideration for contracts to provide services.
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
In March 2017, the FASB issued an accounting standards update to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This update requires that entities present components of net periodic pension cost and net periodic postretirement benefit cost other than the service cost component separately from the service cost component and outside the subtotal of income from operations. This update must be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, which for us is our fiscal 2019. We are currently evaluating the impact this standard will have on our financial position, results of operations and cash flows.
Note B — Discontinued Operations
We entered into agreements relating to two significant divestitures during the three quarters ended March 31, 2017: the divestiture of IT Services and the divestiture of CapRock, which are described in more detail below. These divestitures individually and collectively represent a strategic shift away from non-core markets (for example, energy, maritime and government IT services). We believe this will sharpen our focus on core franchises where technology is a key differentiator and will have a major effect on our operations and financial results.
As a result of the decision to divest these businesses, CapRock and IT Services are reported as discontinued operations in this Report, and our historical financial results have been restated to account for CapRock and IT Services as discontinued operations for all periods presented in this Report. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes relate solely to our continuing operations.
The major components of the discontinued operations in our Condensed Consolidated Statement of Income (Unaudited) include the following:

	Quarter Ended		Three Quarters Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016

	(In millions)
Revenue from product sales and services	$276	$369	$963	$1,144
Cost of product sales and services	(236)	(314)	(806)	(959)
Engineering, selling and administrative expenses	(23)	(36)	(95)	(118)
Impairment of goodwill and other assets	(238)	—	(240)	(367)
Non-operating income (loss) (1)	(4)	(2)	3	(2)
Income (loss) before income taxes	(225)	17	(175)	(302)
Gain (loss) on sale of discontinued operations, net (2)	5	—	(2)	(21)
Income tax (expense) benefit (3)	141	(8)	127	18
Discontinued operations, net of income taxes	$(79)	$9	$(50)	$(305)

(1) Non-operating income (loss) included losses of $1 million in the three quarters ended March 31, 2017, and $2 million in the quarter and three quarters ended April 1, 2016 related to Broadcast Communications.
(2) Gain (loss) on sale of discontinued operations, net included a $3 million reduction to the loss on sale of Broadcast Communications in the quarter and three quarters ended March 31, 2017, and an increase of $21 million to the loss on sale of Broadcast Communications in the three quarters ended April 1, 2016.
(3) Income tax (expense) benefit included a $4 million income tax benefit in the three quarters ended April 1, 2016 related to Broadcast Communications.

The carrying amounts of the major classes of assets and liabilities included in discontinued operations in our Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2017 and July 1, 2016, are as follows:

	March 31, 2017 (1)	July 1, 2016

	(In millions)
Assets
Receivables	$159	$263
Inventories	84	97
Property, plant and equipment	19	—
Goodwill	259	—
Other intangible assets	261	—
Other current assets	10	37
Current assets of discontinued operations	$792	$397
Property, plant and equipment	$—	$91
Goodwill	—	623
Non-current deferred income taxes	—	47
Other intangible assets	—	311
Other non-current assets	—	5
Non-current assets of discontinued operations	$—	$1,077
Liabilities
Accounts payable	$75	$109
Advance payments and unearned income	25	25
Other current liabilities (2)	86	114
Current liabilities of discontinued operations	$186	$248
Non-current liabilities of discontinued operations (3)	$6	$45

(1) The assets and liabilities of IT Services held for sale were classified as current in our Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2017 because it was probable the sale would occur and proceeds would be collected within one year.
(2) Other current liabilities included $3 million and $30 million of liabilities related to Broadcast Communications as of March 31, 2017 and July 1, 2016, respectively.
(3) Non-current liabilities of discontinued operations included $6 million of liabilities related to Broadcast Communications as of March 31, 2017 and July 1, 2016.

Depreciation and amortization, capital expenditures, and significant noncash items of discontinued operations for all periods presented in our Condensed Consolidated Statement of Income (Unaudited) included the following:

	Quarter Ended		Three Quarters Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016

	(In millions)
Depreciation and amortization	$11	$19	$47	$67
Capital expenditures	—	11	5	16
Significant noncash items:
Impairment of goodwill and other assets	238	—	240	367
Gain on sale of CapRock commercial business	23	—	23	—
IT Services
On January 26, 2017, we entered into a definitive agreement to sell IT Services to an affiliate of Veritas Capital Fund

Management, L.L.C. (“Veritas”) for $690 million in cash, subject to customary purchase price adjustments as set forth in the agreement. IT Services, which was part of our former Critical Networks segment, primarily provided IT and engineering managed services to U.S. Government agencies. Our air traffic management business, primarily serving the FAA, and our PMRF program were not part of the transaction and remain part of the Company and are now operated within our Electronic Systems segment. On April 28, 2017, we completed the sale of IT Services. See Note S - Subsequent Events in these Notes for additional information. We are providing various transition services to Veritas for a period of up to 18 months following the closing of the transaction pursuant to a separate agreement.
Because the then-pending divestiture of IT Services represented the disposal of a portion of a reporting unit within our former Critical Networks segment, we assigned $487 million of goodwill to the IT Services disposal group on a relative fair value basis during the quarter ended March 31, 2017, when the held for sale criteria were met. The fair value of the IT Services disposal group was determined based on the negotiated selling price, and the fair value of the retained businesses (which comprised the remaining portion of the reporting unit) was determined based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note N — Fair Value Measurements in these Notes for additional information regarding the fair value hierarchy.
In conjunction with the allocation, we tested goodwill assigned to the disposal group and goodwill allocated to the retained businesses for impairment. As a result, we concluded, in connection with the preparation of our financial statements for the quarter ended March 31, 2017, that goodwill and other assets related to IT Services were impaired as of March 31, 2017, and we recorded a non-cash impairment charge of $238 million in discontinued operations, $228 million of which related to goodwill. The goodwill impairment charge is non-deductible for tax purposes. We do not expect to make any current or future cash expenditures as a result of the impairment, and we do not expect the impairment to impact our ongoing financial performance, although no assurances can be given.
The following table presents the key financial results of IT Services included in “Discontinued operations, net of income taxes” in our Condensed Consolidated Statement of Income (Unaudited) for the quarter and three quarters ended March 31, 2017 and the quarter and three quarters ended April 1, 2016:

	Quarter Ended		Three Quarters Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016

	(In millions)
Revenue from product sales and services	$276	$284	$819	$863
Cost of product sales and services	(236)	(244)	(698)	(735)
Engineering, selling and administrative expenses	(23)	(22)	(72)	(62)
Impairment of goodwill and other assets	(238)	—	(240)	—
Non-operating loss	(4)	—	(4)	—
Income (loss) before income taxes	(225)	18	(195)	66
Loss on sale of discontinued operation	(21)	—	(28)	—
Income tax (expense) benefit	94	(7)	84	(24)
Discontinued operations, net of income taxes	$(152)	$11	$(139)	$42

The following table presents assets and liabilities related to IT Services included in “Current assets of discontinued operations”, “Non-current assets of discontinued operations”, “Current liabilities of discontinued operations” and “Non-current liabilities of discontinued operations” in our Condensed Consolidated Balance Sheet (Unaudited) at March 31, 2017 and July 1, 2016:

	March 31, 2017 (1)	July 1, 2016

	(In millions)
Assets
Receivables	$159	$196
Inventories	84	83
Property, plant and equipment	19	—
Goodwill	259	—
Other intangible assets	261	—
Other current assets	10	6
Current assets of discontinued operations	$792	$285
Property, plant and equipment	$—	$18
Goodwill	—	487
Other intangible assets	—	287
Non-current deferred income taxes	—	4
Other non-current assets	—	2
Non-current assets of discontinued operations	$—	$798
Liabilities
Accounts payable	$75	$98
Advance payments and unearned income	25	20
Other current liabilities	68	40
Current liabilities of discontinued operations	$168	$158
Non-current liabilities of discontinued operations	$—	$13

(1) The assets and liabilities of IT Services held for sale were classified as current in our Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2017 because it was probable the sale would occur and proceeds would be collected within one year.

CapRock
On November 1, 2016, we entered into a definitive agreement to sell CapRock to SpeedCast International Ltd. (“SpeedCast”) for $425 million in cash, subject to customary adjustments (including net cash and working capital adjustments). CapRock, which was part of our former Critical Networks segment, provided wireless, terrestrial and satellite communications services to energy and maritime customers. On January 1, 2017 (the second day of the third quarter of fiscal 2017), we completed the sale of CapRock for net cash proceeds of $375 million, after estimated transaction expenses and estimated adjustments in respect of net cash and working capital, and subject to post-closing finalization of those adjustments, and recognized a pre-tax gain of $23 million on the sale ($70 million after certain tax benefits related to the transaction, including reversal of valuation allowances on capital losses and net operating losses, or $.56 per diluted share). We are providing various transition services to SpeedCast for a period of up to 12 months following the closing of the transaction pursuant to a separate agreement.
The following table presents the key financial results of CapRock included in “Discontinued operations, net of income taxes” included in our Condensed Consolidated Statement of Income (Unaudited) for the quarter and three quarters ended

March 31, 2017 and April 1, 2016:

	Quarter Ended		Three Quarters Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016

	(In millions)
Revenue from product sales and services	$—	$85	$144	$281
Cost of product sales and services	—	(70)	(108)	(224)
Engineering, selling and administrative expenses	—	(14)	(23)	(56)
Impairment of goodwill and other assets	—	—	—	(367)
Non-operating income	—	—	8	—
Income (loss) before income taxes	—	1	21	(366)
Gain on sale of discontinued operation	23	—	23	—
Income tax (expense) benefit	47	(1)	43	38
Discontinued operations, net of income taxes	$70	$—	$87	$(328)
The following table presents assets and liabilities related to CapRock included in “Current assets of discontinued operations”, “Non-current assets of discontinued operations”, “Current liabilities of discontinued operations” and “Non-current liabilities of discontinued operations” in our Condensed Consolidated Balance Sheet (Unaudited) at March 31, 2017 and July 1, 2016:

	March 31, 2017	July 1, 2016

	(In millions)
Assets
Receivables	$—	$67
Inventories	—	14
Other current assets	—	31
Current assets of discontinued operations	$—	$112
Property, plant and equipment	$—	$73
Goodwill	—	136
Other intangible assets	—	24
Non-current deferred income taxes	—	43
Other non-current assets	—	3
Non-current assets of discontinued operations	$—	$279
Liabilities
Accounts payable	$—	$11
Advance payments and unearned income	—	5
Other current liabilities	15	44
Current liabilities of discontinued operations	$15	$60
Non-current liabilities of discontinued operations	$—	$26
Broadcast Communications
On February 4, 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC (“Gores”) pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment), a $15 million subordinated promissory note (which was collected in fiscal 2014) and an earnout of up to $50 million based on future performance. Broadcast Communications was recorded as discontinued operations in connection with the sale.
Based on a dispute between us and Gores over the amount of the post-closing working capital adjustment, we and Gores previously appointed a nationally recognized accounting firm to render a final determination of such dispute. On January 29, 2016, the accounting firm rendered its final determination as to the disputed items, in which it concluded substantially in our favor and partly in Gores’ favor. As a result of such determination, we recorded a loss in the second quarter of fiscal 2016 of $21 million ($17 million after-tax or $.14 per diluted share).
Note C — Stock Options and Other Share-Based Compensation
During the three quarters ended March 31, 2017, we had options or other share-based compensation outstanding under two shareholder-approved stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”). Grants of share-based awards after October 23, 2015 were made under our 2015 EIP. We believe that share-based awards more closely align the interests of participants with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $12 million and $32 million for the quarter and three quarters ended March 31, 2017, respectively. The compensation cost related to our share-based awards that was charged against income was $9 million and $27 million for the quarter and three quarters ended April 1, 2016, respectively.
Grants to participants under our 2015 EIP during the quarter ended March 31, 2017 consisted of 2,910 restricted share awards and restricted share unit awards. Grants to participants under our 2015 EIP during the three quarters ended March 31, 2017 consisted of 1,230,480 stock options, 84,770 restricted share awards and restricted share unit awards, and 261,275 performance unit awards. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model, which used the following assumptions: expected dividend yield of 2.36 percent; expected volatility of 21.78 percent; risk-free interest rates averaging 1.23 percent; and expected term in years of 5.03. The fair value as of the grant date of each restricted share award and restricted share unit award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return relative to companies in the Standard & Poor’s 500, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting.
Note D — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized below:

	March 31, 2017 (1)	July 1, 2016

	(In millions)
Foreign currency translation, net of income taxes of $18 million and $29 million at March 31, 2017 and July 1, 2016, respectively	$(99)	$(131)
Net unrealized loss on hedging derivatives, net of income taxes of $11 million at March 31, 2017 and July 1, 2016	(18)	(18)
Unrecognized postretirement obligations, net of income taxes of $213 million at March 31, 2017 and July 1, 2016	(344)	(346)
	$(461)	$(495)

(1)
Accumulated foreign currency translation loss of $51 million, net of income taxes of $12 million, was reclassified to earnings in the quarter and three quarters ended March 31, 2017 as a result of the divestiture of CapRock and is included in “Discontinued operations, net of income taxes” in our Condensed Consolidated Statement of Income (Unaudited).

Note E — Receivables
Receivables are summarized below:

	March 31, 2017	July 1, 2016

	(In millions)
Accounts receivable	$467	$398
Unbilled costs and accrued earnings on cost-plus contracts	251	280
	718	678
Less allowances for collection losses	(4)	(4)
	$714	$674

Note F — Inventories
Inventories are summarized below:

	March 31, 2017	July 1, 2016

	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$479	$436
Finished products	96	129
Work in process	118	110
Raw materials and supplies	201	192
	$894	$867
Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $93 million and $91 million at March 31, 2017 and July 1, 2016, respectively.
Note G — Property, Plant and Equipment
Property, plant and equipment are summarized below:

	March 31, 2017	July 1, 2016

	(In millions)
Land	$43	$43
Software capitalized for internal use	130	113
Buildings	592	592
Machinery and equipment	1,234	1,185
	1,999	1,933
Less accumulated depreciation and amortization	(1,104)	(1,009)
	$895	$924
Depreciation and amortization expense related to property, plant and equipment was $35 million and $109 million for the quarter and three quarters ended March 31, 2017, respectively. Depreciation and amortization expense related to property, plant and equipment was $32 million and $105 million for the quarter and three quarters ended April 1, 2016, respectively.

Note H — Goodwill
Goodwill by business segment, and changes in the carrying amount of goodwill for the three quarters ended March 31, 2017 by business segment, were as follows:

	Communication Systems	Space and Intelligence Systems	Electronic Systems	Critical Networks (3)	Total

	(In millions)
Balance at July 1, 2016 — As reported	$781	$1,478	$1,650	$2,066	$5,975
Decrease from reclassification to assets of discontinued operations (1) (2)	—	—	—	(623)	(623)
Transfer of goodwill in segment realignment	$—	$—	$1,443	$(1,443)	$—
Balance at July 1, 2016 — After reallocation	$781	$1,478	$3,093	$—	$5,352
Currency translation adjustments	2	(3)	(6)	—	(7)
Other	2	2	18	—	22
Balance at March 31, 2017	$785	$1,477	$3,105	$—	$5,367

(1) On January 1, 2017, we completed the sale of CapRock pursuant to a definitive agreement entered into November 1, 2016. CapRock was part of our former Critical Networks segment and is reported as discontinued operations in this Report. As a result, our goodwill balance as of July 1, 2016 has been adjusted by $136 million in order to include CapRock goodwill within our separate presentation of assets and liabilities of discontinued operations in our Condensed Consolidated Balance Sheet (Unaudited) in accordance with GAAP. The carrying amount of CapRock goodwill is included as a component of the “Current assets of discontinued operations” or “Non-current assets of discontinued operations” line item in our Condensed Consolidated Balance Sheet (Unaudited). See Note B — Discontinued Operations in these Notes for additional information.
(2) On January 26, 2017, we entered into a definitive agreement to sell IT Services. We completed the sale of IT Services on April 28, 2017. IT Services was part of our former Critical Networks segment and is reported as discontinued operations in this Report. As a result, and because the then-pending divestiture of IT Services represented the disposal of a portion of a reporting unit within our former Critical Networks segment, we assigned $487 million of goodwill to the IT Services disposal group on a relative fair value basis during the quarter ended March 31, 2017, when the held for sale criteria were met, and our goodwill balance as of July 1, 2016 has been adjusted by $487 million in order to include goodwill assigned to the IT Services disposal group within our separate presentation of assets and liabilities of discontinued operations in our Condensed Consolidated Balance Sheet (Unaudited). In conjunction with this allocation, we tested the goodwill assigned to IT Services for impairment and concluded the goodwill was impaired. We recorded a non-cash goodwill impairment charge of $228 million in discontinued operations. The remaining $259 million of goodwill for IT Services is included as a component of the “Current assets of discontinued operations” line item in our Condensed Consolidated Balance Sheet (Unaudited). See Note B — Discontinued Operations and Note S — Subsequent Events in these Notes for additional information.
(3) Effective for the quarter ended March 31, 2017, our Critical Networks segment was eliminated, and our operations that had been part of our Critical Networks segment, other than CapRock and IT Services, were operated as part of our Electronic Systems segment. As a result, we transferred $1,443 million of related goodwill to our Electronic Systems segment as of July 1, 2016, the earliest period presented in these Notes. See “Basis of Presentation” in Note A — Significant Accounting Policies and Recent Accounting Standards in these Notes for additional information.
Note I — Accrued Warranties
Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited), during the three quarters ended March 31, 2017 were as follows:

(In millions)
Balance at July 1, 2016	$32
Warranty provision for sales	11
Settlements	(13)
Other, including adjustments for foreign currency translation	(3)
Balance at March 31, 2017	$27

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties was $23 million at March 31, 2017 and $37 million at July 1, 2016 and is included as a component of the “Advance payments and unearned income” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited).

Note J — Postretirement Benefit Plans
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans. Net periodic benefit income presented in these tables includes both continuing operations and discontinued operations. For the quarter and three quarters ended March 31, 2017 and April 1, 2016, $1 million and $2 million, respectively, of the service cost component of net period benefit income is included as a component of the “Discontinued operations, net of income taxes” line item in our Condensed Consolidated Statement of Income (Unaudited):

	Quarter Ended March 31, 2017			Three Quarters Ended March 31, 2017
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)
Net periodic benefit income
Service cost	$15	$1	$16	$44	$1	$45
Interest cost	46	2	48	138	6	144
Expected return on plan assets	(85)	(5)	(90)	(255)	(13)	(268)
Total net periodic benefit income	$(24)	$(2)	$(26)	$(73)	$(6)	$(79)

	Quarter Ended April 1, 2016			Three Quarters Ended April 1, 2016
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)
Net periodic benefit income
Service cost	$18	$1	$19	$56	$4	$60
Interest cost	63	3	66	186	10	196
Expected return on plan assets	(87)	(4)	(91)	(258)	(13)	(271)
Amortization of net actuarial loss	—	—	—	—	2	2
Amortization of prior service cost	—	—	—	—	(7)	(7)
Net periodic benefit income	$(6)	$—	$(6)	$(16)	$(4)	$(20)
Effect of curtailments or settlements (1)	—	—	—	—	(121)	(121)
Total net periodic benefit income	$(6)	$—	$(6)	$(16)	$(125)	$(141)

(1) We discontinued certain significantly underfunded post-employment benefit plans effective December 31, 2015. Under GAAP, this resulted in a negative plan amendment and curtailment during the quarter ended January 1, 2016, a settlement as of December 31, 2015, and a net liability reduction of $101 million.

Starting in fiscal 2017, we changed the approach used to determine the service and interest components of net periodic benefit cost of our U.S. defined benefit plans. The new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost by applying the applicable spot rates derived from the yield curve used to discount the cash flows in determining the benefit obligation. Historically, the service and interest cost components were determined by a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. This change resulted in approximately $35 million of lower service and interest costs for our U.S. defined benefit plans in the three quarters ended March 31, 2017 compared with the single weighted-average discount method. See Note 14: “Pension and Other Postretirement Benefits” in our Notes to Consolidated Financial Statements in our Fiscal 2016 Form 10-K for additional information.
We contributed $143 million and $134 million to our qualified defined benefit pension plans during the three quarters ended March 31, 2017 and April 1, 2016, respectively. We currently anticipate making additional contributions to our qualified defined benefit pension plans of approximately $446 million during the remainder of fiscal 2017.

The U.S. Salaried Retirement Plan (“U.S. SRP”) is our largest defined benefit pension plan, with assets valued at $3.8 billion and a projected benefit obligation of $5.9 billion as of July 1, 2016. Effective December 31, 2016, future benefit accruals under the U.S. SRP were frozen and replaced with a 1% cash balance defined benefit plan.

Note K — Income From Continuing Operations Per Common Share
The computations of income from continuing operations per common share are as follows:

	Quarter Ended		Three Quarters Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016

	(In millions, except per share amounts)
Income from continuing operations	$164	$159	$472	$469
Adjustments for participating securities outstanding	(1)	(1)	(1)	(2)
Income from continuing operations used in per basic and diluted common share calculations (A)	$163	$158	$471	$467
Basic weighted average common shares outstanding (B)	122.6	124.0	123.3	123.7
Impact of dilutive share-based awards	1.9	1.1	1.7	1.1
Diluted weighted average common shares outstanding (C)	124.5	125.1	125.0	124.8
Income from continuing operations per basic common share (A)/(B)	$1.33	$1.27	$3.82	$3.78
Income from continuing operations per diluted common share (A)/(C)	$1.31	$1.26	$3.77	$3.74
Potential dilutive common shares primarily consist of employee stock options and performance unit awards. Employee stock options to purchase approximately 562,010 and 1,618,558 shares of our common stock were outstanding at March 31, 2017 and April 1, 2016, respectively, but were not included as dilutive stock options in the computations of net income per diluted common share because the effect would have been antidilutive.
Accelerated Share Repurchase
On February 6, 2017, we entered into a fixed-dollar accelerated share repurchase transaction agreement (“ASR”) to repurchase an aggregate of $350 million of shares of our common stock under our repurchase program. Pursuant to the ASR, on February 6, 2017 we paid $350 million and received from the counterparty an initial delivery of approximately 2.9 million shares of our common stock based on a price of $104.30 per share, representing approximately 85 percent of the total number of shares of our common stock expected to be repurchased under the ASR. The specific total number of shares ultimately repurchased under the ASR will be based on the average of the daily volume-weighted average price per share of our common stock during the term of the transaction, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR, and will be settled in two tranches. Upon settlement of each of the two tranches of the ASR, we may receive additional shares of our common stock from the counterparty or, under certain limited circumstances, be required to deliver shares of our common stock to the counterparty. On March 30, 2017, the first tranche was settled and we received from the counterparty approximately 0.1 million additional shares of our common stock. The second tranche is expected to be settled no later than the end of the fourth quarter of fiscal 2017.
We accounted for the ASR as two separate transactions for each tranche: (i) the initial delivery of shares under each tranche (the approximately 2.9 million shares described above covered both tranches), which was accounted for as treasury stock transaction; and (ii) the settlement under each tranche, which was accounted for as forward contracts indexed to our own common stock and which we determined met all the criteria for equity classification.
Note L — Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 29.6 percent in the quarter ended March 31, 2017 compared with 28.1 percent in the quarter ended April 1, 2016. In the quarter ended March 31, 2017, our effective tax rate benefited from the net favorable impact of:

•
The adoption of the accounting standard issued by the FASB that changed the accounting for certain aspects of stock options and other share based-compensation, as discussed in Note A — Significant Accounting Policies and Recent Accounting Standards in these Notes, and by several differences in GAAP and tax accounting related to investments; and

•	Additional deductions and additional research credits claimed on our fiscal 2016 tax return compared with our recorded estimates at the end of fiscal 2016; partially offset by

•	Our recognition of certain tax expenses following our classification of CapRock and IT Services as discontinued operations, as discussed in Note B — Discontinued Operations in these Notes.
In the quarter ended April 1, 2016, our effective tax rate benefited from the favorable impact of:

•
Amounts recorded in respect of the expected near-term recognition of a tax loss for the divestiture of our composite aerostructures business (“Aerostructures”), net of valuation allowance, following our classification of Aerostructrues as held for sale as of the end of the quarter ended April 1, 2016;

•	Additional deductions and additional research credits claimed on our fiscal 2015 tax return compared with our recorded estimates at the end of fiscal 2015; and

•	State tax reductions resulting from our integration of Exelis operations.
Our effective tax rate was 29.7 percent in the three quarters ended March 31, 2017 compared with 29.7 percent in the three quarters ended April 1, 2016. In the three quarters ended March 31, 2017, our effective tax rate was impacted by the discrete items noted above favorably impacting the quarter ended March 31, 2017.
In the three quarters ended April 1, 2016, our effective tax rate benefited from:

•	The discrete items noted above favorably impacting the quarter ended April 1, 2016;

•
The effect of legislation enacted in the quarter ended January 1, 2016 that restored the U.S. Federal income tax credit for qualifying research and development (“R&D”) expenses for calendar year 2015 and made the credit permanent for the periods following December 31, 2015;

•	The settlement of a state tax issue for an amount lower than the previously recorded estimate; and

•	Several differences between GAAP and tax accounting for investments.
Note M — Impairment of Goodwill and Other Assets
We test our goodwill and other indefinite-lived intangible assets for impairment annually, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. Such events or circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business or the disposal of all or a portion of a reporting unit.
IT Services
As described in more detail in Note B — Discontinued Operations and Note S — Subsequent Events in these Notes, we entered into a definitive agreement to sell IT Services on January 26, 2017 and completed the sale on April 28, 2017.
Because the then-pending divestiture of IT Services represented the disposal of a portion of a reporting unit within our former Critical Networks segment, we assigned $487 million of goodwill to the IT Services disposal group on a relative fair value basis during the quarter ended March 31, 2017, when the held for sale criteria were met. The fair value of the IT Services disposal group was determined based on the negotiated selling price, and the fair value of the retained businesses (which comprised the remaining portion of the reporting unit) was determined based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note N — Fair Value Measurements in these Notes for additional information regarding the fair value hierarchy.
In conjunction with the relative fair value allocation, we tested goodwill assigned to the disposal group and goodwill assigned to the retained businesses for impairment. As a result, we concluded, in connection with the preparation of our financial statements for the quarter ended March 31, 2017, that goodwill and other assets related to IT Services were impaired as of March 31, 2017, and we recorded a non-cash impairment charge of $238 million in discontinued operations, $228 million of which related to goodwill. The goodwill impairment charge is non-deductible for tax purposes. We do not expect to make any current or future cash expenditures as a result of the impairment, and we do not expect the impairment to impact our ongoing financial performance, although no assurances can be given.
CapRock
Indications of potential impairment of goodwill related to CapRock (which is reported in discontinued operations in this Report) were present at the end of the quarter ended January 1, 2016 due to the downturn in the energy market and its impact on customer operations, which also resulted in a decrease in the fiscal 2017 outlook for CapRock. Consequently, in connection with the preparation of our financial statements for the quarter ended January 1, 2016, we performed an interim test of CapRock’s goodwill for impairment as of the end of the quarter ended January 1, 2016.
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

The following table presents the fair value hierarchy of our assets and liabilities measured at fair value on a recurring basis (at least annually) as of March 31, 2017:

	Level 1	Level 2	Level 3	Total

	(In millions)
Assets
Deferred compensation plan investments: (1)
Corporate-owned life insurance	$—	$18	$—	$18
Stock fund	38	—	—	38
Equity security	55	—	—	55
Liabilities
Deferred compensation plans (2)	47	79	—	126

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

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	March 31, 2017		July 1, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Long-term debt (including current portion) (1)	$3,980	$4,228	$4,502	$4,873

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

At March 31, 2017, we had open foreign currency forward contracts with an aggregate notional amount of $44 million, of which $2 million were classified as fair value hedges and $42 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with an aggregate notional amount of $53 million at July 1, 2016, all of which were classified as fair value hedges. At March 31, 2017, contract expiration dates ranged from 13 days to approximately 15 months with a weighted average contract life of 8 months.
Fair Value Hedges
As of March 31, 2017, we had an outstanding foreign currency forward contract denominated in the Canadian Dollar to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the quarter and three quarters ended ended March 31, 2017 or in the quarter and three quarters ended April 1, 2016. In addition, no amounts were recognized in earnings in the quarter and three quarters ended March 31, 2017 or in the quarter and three quarters ended April 1, 2016 related to hedged firm commitments that no longer qualify as fair value hedges.
Cash Flow Hedges
We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of March 31, 2017, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound and Australian Dollar to hedge certain forecasted transactions. The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarter and three quarters ended March 31, 2017 or in the quarter and three quarters ended April 1, 2016.
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
Development and production contracts are combined when specific aggregation criteria are met. Criteria generally include closely interrelated activities performed for a single customer within the same economic environment. Development and production contracts are generally not segmented. If development and production contracts are segmented, we have determined that they meet specific segmenting criteria. Change orders, claims or other items that may change the scope of a development and production contract are included in contract value only when the value can be reliably estimated and realization is probable. Possible incentives or penalties and award fees applicable to performance on development and production contracts are considered in estimating contract value and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase earnings based solely on a single significant event are generally not recognized until the event occurs. We are party to certain contracts with incentive provisions or award fees that are subject to uncertainty until the conclusion of the contract, and our customer may be entitled to reclaim and receive previous award fee payments.
Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard estimate at completion (“EAC”) process in which management reviews the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimated total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimated total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income by $11 million ($.05 per diluted share) and $30 million ($.14 per diluted share) in the quarter and three quarters ended March 31, 2017 and by $11 million ($.05 per diluted share) and $54 million ($.26 per diluted share) in the quarter and three quarters ended April 1, 2016.
Note Q — Business Segments
We report the financial results of our operations in the following three segments, which are also referred to as our business segments:

•	Communication Systems, serving markets in tactical communications and defense and public safety networks;

•
Space and Intelligence Systems, providing complete Earth observation, environmental, geospatial, space protection, and intelligence solutions from advanced sensors and payloads, as well as ground processing and information analytics; and

•
Electronic Systems, offering an extensive portfolio of solutions in electronic warfare, avionics, wireless technology, command, control, communications, computers and intelligence, undersea systems and managed services supporting air traffic management.

As described in more detail in “Basis of Presentation” in Note A — Significant Accounting Policies and Recent Accounting Standards, Note B — Discontinued Operations and Note S — Subsequent Events in these Notes, we completed the sale of CapRock on January 1, 2017 pursuant to a definitive agreement entered into November 1, 2016, and we completed the sale of IT Services on April 28, 2017 pursuant to a definitive agreement entered into January 26, 2017. CapRock and IT Services were part of our former Critical Networks segment and are reported as discontinued operations in this Report.
Effective for the quarter ended March 31, 2017, our Critical Networks segment was eliminated, and our operations that had been part of our Critical Networks segment, other than CapRock and IT Services, were operated as part of our Electronic Systems segment. Those operations included our air traffic management business, primarily serving the FAA, and our PMRF program.
The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements in our Fiscal 2016 Form 10-K. We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line items in the tables below mainly represent the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to our business segments.
Total assets by business segment are summarized below:

	March 31, 2017	July 1, 2016

	(In millions)
Total Assets
Communication Systems	$1,600	$1,667
Space and Intelligence Systems	2,149	2,149
Electronic Systems	4,157	4,094
Corporate (1) (2)	3,201	4,099
	$11,107	$12,009

(1)
Identifiable intangible assets acquired in connection with our acquisition of Exelis Inc. (“Exelis”) in the fourth quarter of fiscal 2015 were recorded as Corporate assets because they benefit the entire Company as opposed to any individual segment. Exelis identifiable intangible asset balances recorded as Corporate assets were $1.3 billion and $1.4 billion as of March 31, 2017 and July 1, 2016, respectively.

(2)	Corporate assets include the assets and liabilities of discontinued operations. See Note B — Discontinued Operations in these Notes for additional information regarding discontinued operations.

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes follow:

	Quarter Ended		Three Quarters Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016

	(In millions)
Revenue
Communication Systems	$461	$485	$1,304	$1,428
Space and Intelligence Systems	475	489	1,396	1,370
Electronic Systems	553	575	1,660	1,662
Corporate eliminations, net	—	1	(2)	(1)
	$1,489	$1,550	$4,358	$4,459
Income From Continuing Operations Before Income Taxes
Segment Operating Income:
Communication Systems (1)	$140	$151	$379	$405
Space and Intelligence Systems	76	75	231	208
Electronic Systems	115	111	360	311
Unallocated corporate expense (2)	(55)	(68)	(169)	(116)
Corporate eliminations	(1)	(1)	(3)	(3)
Non-operating income (loss)	—	(1)	2	—
Net interest expense	(42)	(46)	(129)	(138)
	$233	$221	$671	$667

(1)
Communication Systems operating income included $17 million of charges in the three quarters ended April 1, 2016, primarily related to workforce reductions, facility consolidation and other items. We recorded $14 million of these charges in the “Cost of product sales and services” line item and the remaining $3 million of these charges in the “Engineering, selling and administrative expenses” line item in the accompanying Condensed Consolidated Statement of Income (Unaudited).

(2)
Unallocated corporate expense included: (i) the impact of a net liability reduction of $101 million in the three quarters ended April 1, 2016 for certain post-employment benefit plans, (ii) charges of $8 million and $38 million in the quarter and three quarters ended March 31, 2017, respectively, compared with charges of $25 million and $95 million in the quarter and three quarters ended April 1, 2016, respectively, for Exelis acquisition-related and other charges and (iii) $27 million and $82 million of expense in the quarters and three quarters ended March 31, 2017 and April 1, 2016, respectively, for amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis. Because the acquisition of Exelis benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired in the Exelis acquisition was recorded as unallocated corporate expense.

Note R — Legal Proceedings and Contingencies
From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At March 31, 2017, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at March 31, 2017 are reserved against or would not have a material adverse effect on our financial position, results of operations or cash flows.

Legal Proceedings
On February 4, 2013, we completed the sale of Broadcast Communications to Gores pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment), a $15 million subordinated promissory note (which was collected in fiscal 2014) and an earnout of up to $50 million based on future performance. Based on a dispute between us and Gores over the amount of the post-closing working capital adjustment, we and Gores previously appointed a nationally recognized accounting firm to render a final determination of such dispute. On January 29, 2016, the accounting firm rendered its final determination as to the disputed items, in which it concluded substantially in our favor and partly in Gores’ favor. As further discussed in Note B — Discontinued Operations in these Notes, as a result of such determination, we recorded a loss in discontinued operations of $21 million ($17 million after-tax) in the second quarter of fiscal 2016.
International
As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under U.S. export control laws and the Foreign Corrupt Practices Act (“FCPA”) and other similar U.S. and international laws. On April 4, 2011, we completed the acquisition of Carefx Corporation (“Carefx”) and thereby also acquired its subsidiaries, including in China (“Carefx China”). Following the closing, we became aware that certain entertainment, travel and other expenses in connection with the Carefx China operations may have been incurred or recorded improperly. In response, we initiated an internal investigation and learned that certain employees of the Carefx China operations had provided pre-paid gift cards and other gifts and payments to certain customers, potential customers, consultants, and government regulators, after which we took certain remedial actions. The results of the investigation were disclosed to our Audit Committee, Board of Directors and auditors, and voluntarily to the U.S. Department of Justice (“DOJ”) and the SEC. The SEC and DOJ initiated investigations with respect to this matter. During the second quarter of fiscal 2017, the DOJ advised us that it had determined not to take any action against us related to this matter. The DOJ further advised us that its decision was based on its overall view of the evidence as to our level of acquisition due diligence and integration efforts, our voluntary disclosure to the DOJ and SEC, our continued remediation efforts and our cooperation throughout the investigation. During the quarter ended September 30, 2016, the SEC issued an order in an Administrative Proceeding announcing that it had determined not to bring charges against us related to this matter.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites, including as a result of our acquisition of Exelis. These sites are in various stages of investigation and/or remediation and in some of these proceedings our liability is considered de minimis. We have received notices from the U.S. Environmental Protection Agency (the “EPA”) or equivalent state or international environmental agencies that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, Exelis received notice in June 2014 from the Department of Justice, Environment and Natural Resources Division, that Exelis may be potentially responsible for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, the EPA issued on March 4, 2016, a record of decision selecting a remedy for the lower 8.3 mile stretch of the Lower Passaic River. The EPA’s selected remedy includes dredging the river bank to bank, installing an engineered cap and long-term monitoring. The EPA estimates the cost of the cleanup project will be $1.38 billion. On March 31, 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of their potential liability for the cost of the cleanup project but their respective allocations have not been determined. We have found no evidence that Exelis contributed any of the primary contaminants of concern to the Passaic River. We intend to vigorously defend ourselves in this matter and we believe our ultimate costs will not be material. Although it is not feasible to predict the outcome of these environmental claims, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims in existence at March 31, 2017 are reserved against, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.
Note S — Subsequent Events
On April 28, 2017, we completed the sale of IT Services for net cash proceeds of approximately $650 million, after estimated transaction expenses and estimated adjustments in respect of net cash and working capital, and subject to post-closing finalization of those adjustments as set forth in the definitive sale agreement.

REVIEW REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
We have reviewed the unaudited condensed consolidated balance sheet of Harris Corporation as of March 31, 2017, and the related unaudited condensed consolidated statements of income and comprehensive income for the quarter and three quarters ended March 31, 2017 and April 1, 2016, and the unaudited condensed consolidated statements of cash flows for the three quarters ended March 31, 2017 and April 1, 2016. These financial statements are the responsibility of the Company’s management.
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
May 3, 2017

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
The following is a list of the sections of this MD&A, together with our perspective on their contents, which we hope will assist in reading these pages:

•
Results of Operations — an analysis of our consolidated results of operations and the results in each of our three business segments, to the extent the segment operating results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited).

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

We report the financial results of our operations in the following three segments, which are also referred to as our business segments:

•	Communication Systems, serving markets in tactical communications and defense and public safety networks;

•
Space and Intelligence Systems, providing complete Earth observation, environmental, geospatial, space protection, and intelligence solutions from advanced sensors and payloads, as well as ground processing and information analytics; and

•
Electronic Systems, offering an extensive portfolio of solutions in electronic warfare, avionics, wireless technology, command, control, communications, computers and intelligence, undersea systems and managed services supporting air traffic management.

On January 26, 2017, we entered into a definitive agreement to sell our government IT services business (“IT Services”) to an affiliate of Veritas Capital Fund Management, L.L.C. (“Veritas”) for $690 million in cash, subject to customary purchase price adjustments as set forth in the agreement. IT Services, which was part of our former Critical Networks segment, primarily provided IT and engineering managed services to U.S. Government agencies. Our air traffic management business, primarily serving the FAA, and our PMRF program were not part of the transaction and remain part of the Company and are now reported within our Electronic Systems segment.
On April 28, 2017, we completed the sale of IT Services. See Note S — Subsequent Events in the Notes for additional information. We are providing various transition services to Veritas for a period of up to 18 months following the closing of the transaction pursuant to separate agreement.
On November 1, 2016, we entered into a definitive agreement to sell our Harris CapRock Communications business (“CapRock”) to SpeedCast International Ltd. (“SpeedCast”) for $425 million in cash, subject to customary adjustments (including net cash and working capital adjustments). CapRock, which was part of our former Critical Networks segment, provided wireless, terrestrial and satellite communications services to energy and maritime customers. On January 1, 2017 (the second day of the third quarter of fiscal 2017), we completed the sale of CapRock for net cash proceeds of $375 million, after estimated transaction expenses and estimated adjustments in respect of net cash and working capital, and subject to post-closing finalization of those adjustments, and recognized a pre-tax gain of $23 million on the sale ($70 million after certain tax benefits related to the transaction, including reversal of valuation allowances on capital losses and net operating losses, or $.56 per diluted share). We are providing various transition services to SpeedCast for a period of up to 12 months following the closing of the transaction pursuant to a separate agreement.
As described in more detail in Note B — Discontinued Operations in the Notes, CapRock and IT Services are reported as discontinued operations in this Report. As a result, our historical financial results have been restated to account for CapRock and IT Services as discontinued operations for all periods presented in this Report.
Amounts contained in this Report may not always add to totals due to rounding.

RESULTS OF OPERATIONS
Highlights
Operations results for the third quarter of fiscal 2017 included:

•	Revenue decreased 4 percent to $1.49 billion in the third quarter of fiscal 2017 from $1.55 billion in the third quarter of fiscal 2016;

•	Income from continuing operations increased 3 percent to $164 million in the third quarter of fiscal 2017 from $159 million in the third quarter of fiscal 2016;

•	Income from continuing operations per diluted share increased 4 percent to $1.31 in the third quarter of fiscal 2017 from $1.26 in the third quarter of fiscal 2016;

•
Communication Systems revenue decreased 5 percent to $461 million and operating income decreased 7 percent to $140 million in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016;

•
Space and Intelligence Systems revenue decreased 3 percent to $475 million and operating income increased 1 percent to $76 million in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016;

•
Electronic Systems revenue decreased 4 percent to $553 million and operating income increased 4 percent to $115 million in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016; and

•	Net cash provided by operating activities decreased 4 percent to $489 million in the first three quarters of fiscal 2017 compared with $507 million in the first three quarters of fiscal 2016.
Consolidated Results of Operations

	Quarter Ended			Three Quarters Ended
	March 31, 2017	April 1, 2016	% Inc/ (Dec)	March 31, 2017	April 1, 2016	% Inc/ (Dec)

	(Dollars in millions, except per share amounts)
Revenue:
Communication Systems	$461	$485	(5)%	$1,304	$1,428	(9)%
Space and Intelligence Systems	475	489	(3)%	1,396	1,370	2%
Electronic Systems	553	575	(4)%	1,660	1,662	—%
Corporate eliminations, net	—	1	*	(2)	(1)	*
Total revenue	1,489	1,550	(4)%	4,358	4,459	(2)%
Cost of product sales and services	(964)	(1,009)	(4)%	(2,792)	(2,895)	(4)%
Gross margin	525	541	(3)%	1,566	1,564	—%
% of total revenue	35%	35%		36%	35%
Engineering, selling and administrative expenses	(250)	(273)	(8)%	(768)	(759)	1%
% of total revenue	17%	18%		18%	17%
Non-operating income (loss)	—	(1)	*	2	—	*
Net interest expense	(42)	(46)	(9)%	(129)	(138)	(7)%
Income from continuing operations before income taxes	233	221	5%	671	667	1%
Income taxes	(69)	(62)	11%	(199)	(198)	1%
Effective tax rate	30%	28%		30%	30%
Income from continuing operations	$164	$159	3%	$472	$469	1%
% of total revenue	11%	10%		11%	11%
Income from continuing operations per diluted common share	$1.31	$1.26	4%	$3.77	$3.74	1%

* Not meaningful
Revenue
Third Quarter 2017 Compared With Third Quarter 2016: The decrease in revenue in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 was due to lower revenue in our Communication Systems, Electronic Systems and Space and Intelligence Systems segments.

The primary drivers of lower revenue were lower revenue from legacy Exelis tactical radios and night vision in our Communication Systems segment; the impact of the divestiture of our Aerostructures business from our Electronic Systems segment in the fourth quarter of fiscal 2016, which contributed $21 million of revenue in the third quarter of fiscal 2016; and lower revenue from environmental programs in our Space and Intelligence Systems segment.
First Three Quarters 2017 Compared With First Three Quarters 2016: The decrease in revenue in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 was primarily due to lower revenue in our Communications Systems and Electronic Systems segments, partially offset by higher revenue in our Space and Intelligence Systems segment.
The primary drivers of lower revenue were lower tactical radio sales in our Communications Systems segment and the impact of the divestiture of Aerostructures from our Electronic Systems segment in the fourth quarter of fiscal 2016, which contributed $58 million of revenue in the first three quarters of fiscal 2016, partially offset by higher revenue from electronic warfare solutions in our Electronic Systems segment and higher revenue from intelligence community customers in our Space and Intelligence Systems segment.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Gross Margin Percentage
Third Quarter 2017 Compared With Third Quarter 2016: Gross margin as a percentage of total revenue (“gross margin percentage”) in the third quarter of fiscal 2017 was comparable with the third quarter of fiscal 2016, as cost containment, integration-related synergy savings and $15 million higher pension income was offset by lower revenue in our Communication Systems, Space and Intelligence Systems and Electronic Systems segments.
First Three Quarters 2017 Compared With First Three Quarters 2016: The increase in gross margin percentage in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 was primarily due a contract settlement in our mission networks business in our Electronic Systems segment in the second quarter of fiscal 2017 as well as the same reasons as noted above regarding the third quarters of fiscal 2017 and 2016.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
Third Quarter 2017 Compared With Third Quarter 2016: The decreases in engineering, selling and administrative (“ESA”) expenses and ESA as a percentage of total revenue (“ESA percentage”) in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 were primarily due to integration-related synergy savings and a $17 million reduction in Exelis acquisition-related and other charges.
First Three Quarters 2017 Compared With First Three Quarters 2016: The increase in ESA expenses in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 was primarily due to a $101 million net liability reduction for certain post-employment benefit plans recorded during the second quarter of fiscal 2016, partially offset by integration-related synergy savings and a $57 million reduction in Exelis acquisition-related and other charges.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Income Taxes
Third Quarter 2017 Compared With Third Quarter 2016: Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 29.6 percent in the third quarter of fiscal 2017 compared with 28.1 percent in the third quarter of fiscal 2016. In the third quarter of fiscal 2017, our effective tax rate benefited from the net favorable impact of:

•
The adoption of the accounting standard issued by the FASB that changed the accounting for certain aspects of stock options and other share based-compensation, as discussed in Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes, and by several differences in GAAP and tax accounting related to investments; and

•	Additional deductions and additional research credits claimed on our fiscal 2016 tax return compared with our recorded estimates at the end of fiscal 2016; partially offset by

•	Our recognition of certain tax expenses following our classification of CapRock and IT Services as discontinued operations, as discussed in Note B — Discontinued Operations in the Notes.
In the third quarter of fiscal 2016, our effective tax rate benefited from the favorable impact of:

•
Amounts recorded in respect of our expected near-term recognition of a tax loss for the divestiture of Aerostructures, net of valuation allowance, following our classification of Aerostructrues as held for sale as of April 1, 2016;

•	Additional deductions and additional research credits claimed on our fiscal 2015 tax return compared with our recorded estimates at the end of fiscal 2015; and

•	State tax reductions resulting from our integration of Exelis operations.
First Three Quarters 2017 Compared With First Three Quarters 2016: Our effective tax rate was 29.7 percent in the first three quarters of fiscal 2017 compared with 29.7 percent in the first three quarters of fiscal 2016. In the first three quarters of fiscal 2017, our effective tax rate was impacted by the discrete items noted above favorably impacting the third quarter of fiscal 2017.
In the first three quarters of fiscal 2016, our effective tax rate benefited from:

•	The discrete items noted above favorably impacting the third quarter of fiscal 2016;

•
The effect of legislation enacted in the quarter ended January 1, 2016 that restored the U.S. Federal income tax credit for qualifying R&D expenses for calendar year 2015 and made the credit permanent for the periods following December 31, 2015;

•	The settlement of a state tax issue for an amount lower than the previously recorded estimate; and

•	Several differences between GAAP and tax accounting for investments.
Income From Continuing Operations
Third Quarter 2017 Compared With Third Quarter 2016: The increase in income from continuing operations in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 was primarily due to the reasons noted above in this “Consolidated Results of Operations” discussion regarding the third quarters of fiscal 2017 and 2016.
First Three Quarters 2017 Compared With First Three Quarters 2016: The increase in income from continuing operations in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 was primarily due to the reasons noted above in this “Consolidated Results of Operations” discussion regarding the first three quarters of fiscal 2017 and 2016.
Income From Continuing Operations Per Diluted Common Share
Third Quarter 2017 Compared With Third Quarter 2016: The increase in income from continuing operations per diluted common share in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 was primarily due to the reasons noted above in this “Consolidated Results of Operations” discussion regarding the third quarters of fiscal 2017 and 2016, and fewer diluted weighted average common shares outstanding due to the repurchase of 3,030,909 shares of common stock under our repurchase program during the third quarter of fiscal 2017.
First Three Quarters 2017 Compared With First Three Quarters 2016: The increase in income from continuing operations per diluted common share in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 was primarily due to the reasons noted above in this “Consolidated Results of Operations” discussion regarding the first three quarters of fiscal 2017 and 2016, and fewer diluted weighted average common shares outstanding due to the repurchase of 4,131,112 shares of common stock under our repurchase program during the first three quarters of fiscal 2017.
Discussion of Business Segment Results of Operations
Communication Systems Segment

	Quarter Ended			Three Quarters Ended
	March 31, 2017	April 1, 2016	% Inc/ (Dec)	March 31, 2017	April 1, 2016	% Inc/ (Dec)

	(Dollars in millions)
Revenue	$461	$485	(5)%	$1,304	$1,428	(9)%
Cost of product sales and services	(242)	(233)	4%	(668)	(714)	(6)%
Gross margin	219	252	(13)%	636	714	(11)%
% of revenue	48%	52%		49%	50%
ESA expenses	(79)	(101)	(22)%	(257)	(309)	(17)%
% of revenue	17%	21%		20%	22%
Segment operating income	$140	$151	(7)%	$379	$405	(6)%
% of revenue	30%	31%		29%	28%
Third Quarter 2017 Compared With Third Quarter 2016: Segment revenue in the third quarter of fiscal 2017 included $357 million in Tactical Communications, a 5 percent decrease from $376 million in the third quarter of fiscal 2016, and $104 million in Public Safety and Professional Communications, a 5 percent decrease from $109 million in the third quarter of fiscal 2016. The decrease in Tactical Communications revenue in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 was primarily due to $23 million lower revenue from legacy Exelis tactical radios and night vision. The decrease in Public Safety and Professional Communications revenue in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 was primarily due to the wind-down of a significant international network project.
The decreases in segment gross margin and gross margin percentage in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 were primarily attributable to the decrease in revenue and an unfavorable mix of program revenue and product sales. The decreases in segment ESA expenses and ESA percentage in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 were primarily attributable to cost containment, and restructuring and Exelis acquisition integration-related synergy savings. The decreases in segment operating income and segment operating income as a percentage of revenue (“operating margin percentage”) in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 reflected the items discussed above regarding this segment.
First Three Quarters 2017 Compared With First Three Quarters 2016: The decrease in segment revenue in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 was primarily due to lower international tactical sales in Tactical Communications.
The decreases in segment gross margin and gross margin percentage in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 were primarily due to the items discussed above regarding this segment and $14 million of charges for restructuring, severance and other items in the first three quarters of fiscal 2016. The decreases in segment ESA expenses and ESA percentage in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 were primarily due to cost containment, and restructuring and Exelis acquisition integration-related synergy savings. The decrease in segment operating income and the increase in operating margin percentage in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 reflected the items discussed above regarding this segment.
Space and Intelligence Systems Segment

	Quarter Ended			Three Quarters Ended
	March 31, 2017	April 1, 2016	% Inc/ (Dec)	March 31, 2017	April 1, 2016	% Inc/ (Dec)

	(Dollars in millions)
Revenue	$475	$489	(3)%	$1,396	$1,370	2%
Cost of product sales and services	(336)	(361)	(7)%	(993)	(1,004)	(1)%
Gross margin	139	128	9%	403	366	10%
% of revenue	29%	26%		29%	27%
ESA expenses	(63)	(53)	19%	(172)	(158)	9%
% of revenue	13%	11%		12%	12%
Segment operating income	$76	$75	1%	$231	$208	11%
% of revenue	16%	15%		17%	15%
Third Quarter 2017 Compared With Third Quarter 2016: The decrease in segment revenue in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 was primarily due to lower revenue from environmental and space programs transitioning from a build-out to a sustainment phase, partially offset by higher revenue from intelligence community customers.
The increases in segment gross margin and gross margin percentage in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 were primarily attributable to improved program performance and higher pension income. The increases in segment ESA expenses and ESA percentage in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 were primarily due to higher R&D and proposal expenses. The increases in segment operating income and operating margin percentage in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 reflected the items discussed above regarding this segment.
First Three Quarters 2017 Compared With First Three Quarters 2016: The increase in segment revenue in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 was primarily due to higher revenue from intelligence community customers. Segment revenue also reflected higher revenue from the Radiation Budget Instrument program to provide sensors for monitoring climate change and global warming for NASA Joint Polar Satellite System satellites.

The increases in segment gross margin and gross margin percentage in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 were primarily due to the increase in revenue and the same reasons as noted above regarding this segment for the third quarters of fiscal 2017 and 2016. The increase in segment ESA expenses in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 was primarily due to the reasons noted above regarding this segment for the third quarters of fiscal 2017 and 2016. Segment ESA percentage in the first three quarters of fiscal 2017 was comparable with the first three quarters of fiscal 2016. The increases in segment operating income and operating margin percentage in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 reflected the items discussed above regarding this segment.
Electronic Systems Segment

	Quarter Ended			Three Quarters Ended
	March 31, 2017	April 1, 2016	% Inc/ (Dec)	March 31, 2017	April 1, 2016	% Inc/ (Dec)

	(Dollars in millions)
Revenue	$553	$575	(4)%	$1,660	$1,662	—%
Cost of product sales and services	(386)	(413)	(7)%	(1,133)	(1,177)	(4)%
Gross margin	167	162	3%	527	485	9%
% of revenue	30%	28%		32%	29%
ESA expenses	(52)	(51)	2%	(167)	(174)	(4)%
% of revenue	9%	9%		10%	10%
Segment operating income	$115	$111	4%	$360	$311	16%
% of revenue	21%	19%		22%	19%
Third Quarter 2017 Compared With Third Quarter 2016: The decrease in segment revenue in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 was primarily due to $24 million higher revenue from the ramp up of the United Arab Emirates integrated battle management system program and $14 million higher revenue from electronic warfare solutions programs, more than offset by $21 million lower revenue due to the divestiture of Aerostructures in the fourth quarter of fiscal 2016, lower revenue from the Automatic Dependent Surveillance Broadcast program (“ADS-B”) as it transitions from a build-out to a sustainment phase and lower revenue from wireless products.
The increases in segment gross margin and gross margin percentage in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 were primarily due to higher pension income, strong program performance and a more favorable mix of program revenue, partially offset by lower margins as the ADS-B program transitions from a build-out to a sustainment phase. Segment ESA expenses and ESA percentage in the third quarter of fiscal 2017 were comparable with the third quarter of fiscal 2016. The increases in segment operating income and operating margin percentage in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 reflected the items discussed above regarding this segment.
First Three Quarters 2017 Compared With First Three Quarters 2016: The decrease in segment revenue in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 was primarily due to the items discussed above regarding this segment and the benefit of a contract settlement in our mission networks business in the second quarter of fiscal 2017. Aerostructures contributed $58 million to segment revenue in the first three quarters of fiscal 2016.
The increases in segment gross margin and gross margin percentage in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 were primarily due to a contract settlement in our mission networks business in the second quarter of fiscal 2017 and the same reasons as noted above regarding this segment for the third quarters of fiscal 2017 and 2016. The decrease in segment ESA expenses in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 was primarily due to Exelis acquisition integration-related synergy savings, partially offset by higher R&D expenses. Segment ESA percentage for the first three quarters of fiscal 2017 was comparable with the first three quarters of fiscal 2016. The increases in segment operating income and operating margin percentage in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 reflected the items discussed above regarding this segment.

Unallocated Corporate Expense and Corporate Eliminations

	Quarter Ended			Three Quarters Ended
	March 31, 2017	April 1, 2016	% Inc/ (Dec)	March 31, 2017	April 1, 2016	% Inc/ (Dec)

	(Dollars in millions)
Unallocated corporate expense	$28	$41	(32)%	$87	$34	156%
Amortization of intangible assets from Exelis Inc. acquisition	27	27	—%	82	82	—%
Corporate eliminations	1	1	—%	3	3	—%
Third Quarter 2017 Compared With Third Quarter 2016: The decrease in unallocated corporate expense in the third quarter of fiscal 2017 compared with the third quarter of fiscal 2016 was primarily due to a $17 million reduction in Exelis acquisition-related and other charges.
First Three Quarters 2017 Compared With First Three Quarters 2016: The increase in unallocated corporate expense in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 was primarily due to a $101 million net liability reduction for certain post-employment benefit plans in the second quarter of fiscal 2016, partially offset by a $57 million reduction in Exelis acquisition-related and other charges.
Discontinued Operations
As further discussed in Note B — Discontinued Operations in the Notes, CapRock and IT Services are reported as discontinued operations in this Report. As a result, our historical financial results have been restated to account for CapRock and IT Services as discontinued operations for all periods presented in this Report.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

	Three Quarters Ended
	March 31, 2017	April 1, 2016

	(In millions)
Net cash provided by operating activities	$489	$507
Net cash provided by (used in) investing activities	271	(112)
Net cash used in financing activities	(942)	(560)
Effect of exchange rate changes on cash and cash equivalents	(3)	(14)
Net decrease in cash and cash equivalents	(185)	(179)
Cash and cash equivalents, beginning of year	487	481
Cash and cash equivalents, end of quarter	$302	$302
Our Condensed Consolidated Statement of Cash Flows (Unaudited) includes cash flows from discontinued operations related to CapRock, IT Services and Broadcast Communications. See Note B — Discontinued Operations in the Notes for additional information regarding discontinued operations, including depreciation, amortization, capital expenditures, and significant operating and investing noncash items of discontinued operations. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in our Condensed Consolidated Financial Statements (Unaudited), the accompanying Notes and this MD&A relate solely to our continuing operations.
Cash and cash equivalents: The $185 million net decrease in cash and cash equivalents from the end of fiscal 2016 to the end of the third quarter of fiscal 2017 was due to $460 million used to repurchase shares of our common stock, $313 million of net repayment of borrowings, which included $248 million of repayment of our variable-rate term loans and our repayment of the entire outstanding $250 million aggregate principal amount of our 4.25% notes due October 1, 2016, $199 million used to pay cash dividends, $79 million used for net additions of property, plant and equipment, $25 million from adjustments to proceeds from the sale of a business and $20 million used in other financing activities, partially offset by $489 million of net cash provided by operating activities, $375 million in net cash proceeds from the sale of CapRock and $50 million of proceeds from exercises of employee stock options. The $179 million net decrease in cash and cash equivalents from the end of fiscal 2015 to the end of the third quarter of fiscal 2016 was primarily due to $392 million of net repayment of borrowings, which included $450 million of cash used to repay principal on our term loans ($353 million of voluntary prepayments of principal and $97 million of scheduled repayments), $189 million used to pay cash dividends and $82 million used for net additions of property, plant and equipment, partially offset by $507 million of net cash provided by operating activities and $36 million of proceeds from exercises of employee stock options.
At March 31, 2017, we had cash and cash equivalents of $302 million, and we have a senior unsecured $1 billion revolving credit facility that expires in July 2020 ($775 million of which was available to us as of March 31, 2017 as a result of $225 million of short-term debt outstanding under our commercial paper program). Additionally, we had $4.0 billion of long-term debt outstanding at March 31, 2017, the majority of which we incurred in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2016 Form 10-K. Our $302 million of cash and cash equivalents at March 31, 2017 included $135 million held by our foreign subsidiaries, of which $95 million was considered permanently reinvested. Of the $95 million, $45 million was available for use in the U.S. without incurring additional U.S. income taxes. We would be required to recognize U.S. income taxes of $11 million on the remaining $50 million if we were to repatriate such funds to the U.S., but we have no current plans to repatriate such funds.
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
We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase programs, repayment of our term loans and pension contributions for the next 12 months and reasonably foreseeable future thereafter. Our total capital expenditures in fiscal 2017 are expected to be approximately $130 million. We anticipate tax payments over the next three years to be approximately equal or marginally less than our tax expense for the same period, subject to adjustment for certain timing differences. Other than those cash outlays noted in the “Commercial Commitments and Contractual Obligations” discussion below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase programs, payments under our term loans and pension contributions, no other significant cash outlays are anticipated during the remainder of fiscal 2017.
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
Net cash provided by operating activities: The decrease in net cash provided by operating activities in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 was primarily due to lower collections of accounts receivable, higher relative inventory levels and higher pension contributions, partially offset by higher advance payments and unearned income and lower payments of accounts payable balances.
Net cash provided by (used in) investing activities: Net cash provided by investing activities in the first three quarters of fiscal 2017 compared with net cash used in investing activities in the first three quarters of fiscal 2016 was primarily due to $375 million in net proceeds from the sale of CapRock in the third quarter of fiscal 2017.
Net cash used in financing activities: The increase in net cash used in financing activities in the first three quarters of fiscal 2017 compared with the first three quarters of fiscal 2016 was primarily due to $460 million more used to repurchase shares of our common stock under our share repurchase program and $10 million more used in the payment of cash dividends, partially offset by $79 million less used for net repayment of borrowings and $14 million more of proceeds from exercises of employee stock options.

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
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015 further extended the interest rate stabilization provision of MAP-21 until 2020. We made total contributions of $143 million to our U.S. qualified plans during the three quarters ended March 31, 2017. We currently anticipate making additional contributions to our U.S. qualified defined benefit pension plans of approximately $446 million during the remainder of fiscal 2017, including approximately $400 million of voluntary contributions.
Future required contributions will depend primarily on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material. We had net unfunded defined benefit plan obligations of $2.1 billion at March 31, 2017. See Note 14: “Pension and Other Postretirement Benefits” in our Notes to Consolidated Financial Statements in our Fiscal 2016 Form 10-K and Note J — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the first three quarters of fiscal 2017, we used $460 million to repurchase 4,131,112 shares of our common stock under our 2013 Repurchase Program (as defined below), including the $350 million payment by us on February 6, 2017 and the 2,929,879 shares of our common stock received by us in the initial delivery of shares and settlement of the first tranche under the fixed-dollar accelerated share repurchase transaction agreement (“ASR”) we entered into February 6, 2017. As described in more detail in Note K — Income from Continuing Operations Per Common Share in the Notes, the specific total number of shares ultimately repurchased under the ASR (and thus the average price per share for our repurchases) will be based on the average of the daily volume-weighted average price per share of our common stock during the term of the transaction, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR, and will be determined upon settlement of the second tranche of the ASR, which is expected to occur no later than the fourth quarter of 2017. During the first three quarters of fiscal 2016, we did not repurchase any shares of our common stock under our 2013 Repurchase Program. As of March 31, 2017, we had a remaining, unused authorization of approximately $223 million under our 2013 Repurchase Program, which does not have a stated expiration date.
On January 26, 2017, our Board of Directors approved a new $1 billion share repurchase program (our “2017 Repurchase Program”) that is in addition to our 2013 Repurchase Program. As of March 31, 2017, we had a remaining, unused authorization of $1 billion under our 2017 Repurchase Program, which also does not have a stated expiration date. Repurchases under our repurchase programs are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. Shares repurchased by us are cancelled and retired. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.
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
We were in compliance with the covenants in the 2015 Credit Agreement at March 31, 2017, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2015 Credit Agreement, to be greater than 0.65 to 1.00. At March 31, 2017, we had no borrowings outstanding under the 2015 Credit Agreement; however, at March 31, 2017, we had $225 million in borrowings outstanding under our commercial paper program, which was supported by the 2015 Credit Facility.
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
During the quarter ended March 31, 2017, we used $248 million of the cash proceeds from the CapRock divestiture to repay principal on our term loans ($215 million of voluntary prepayments of principal and $33 million of scheduled repayments).
Short-Term Debt: Our short-term debt at March 31, 2017 and July 1, 2016 was $233 million and $15 million, respectively, and consisted of local borrowing by international subsidiaries for working capital needs and commercial paper at March 31, 2017, and at July 1, 2016. Our commercial paper program was supported at March 31, 2017 and July 1, 2016 by the 2015 Credit Facility.
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

As of March 31, 2017, we were not participating in any material transactions that generate relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of March 31, 2017, we did not have any such material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our results of operations, financial position or cash flows. In addition, we are not currently a party to any related party transactions that materially affect our financial position, results of operations or cash flows.
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
Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal 2016 Form 10-K include our contractual obligations and commercial commitments. During the first three quarters of fiscal 2017, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases or our commercial commitments and contingent liabilities on outstanding surety bonds, standby letters of credit and other arrangements as disclosed in our Fiscal 2016 Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with GAAP. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as disclosures of contingent assets and liabilities. Actual results may differ from our estimates. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements included in our Fiscal 2016 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on contracts and contract estimates (discussed in greater detail in the following paragraphs), (ii) postretirement benefit plans, (iii) provisions for excess and obsolete inventory losses, (iv) impairment testing of goodwill (discussed in greater detail in the following paragraphs), and (v) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see the “Critical Accounting Policies and Estimates” discussion in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2016 Form 10-K.
Revenue Recognition
A significant portion of our business is derived from development and production contracts. Revenue and profits related to development and production contracts are recognized using the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total costs at completion (i.e., the “cost-to-cost” method) or the ratio of actual units delivered to estimated total units to be delivered under the contract (i.e., the “units-of-delivery” method) with consideration given for risk of performance and estimated profit. The majority of the revenue in our Space and Intelligence Systems and Electronic Systems segments (and to a lesser extent, revenue in our Communication Systems segments) relates to development and production contracts, and the percentage-of-completion method of revenue recognition is primarily used for these contracts. Change orders, claims or other items that may change the scope of a development and production contract are included in contract value only when the value can be reliably estimated and realization is probable. Possible incentives or penalties and award fees applicable to performance on development and production contracts are considered in estimating contract value and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase earnings based solely on a single significant event are generally not recognized until the event occurs. We are party to certain contracts with incentive provisions or award fees that are subject to uncertainty until the conclusion of the contract, and our customer may be entitled to reclaim and receive previous award fee payments.
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
Estimate at completion adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended		Three Quarters Ended
	March 31, 2017	April 1, 2016	March 31, 2017	April 1, 2016

	(In millions)
Favorable adjustments	$26	$48	$90	$141
Unfavorable adjustments	(15)	(37)	(60)	(87)
Net operating income adjustments	$11	$11	$30	$54
The net impact to operating income due to estimate at completion adjustments in the quarter ended March 31, 2017 was comparable with the quarter ended April 1, 2016. The decrease in net impact to operating income due to estimate at completion adjustments in the three quarters ended March 31, 2017 compared with the three quarters ended April 1, 2016 was primarily due to lower risk retirements in our Space and Intelligence Systems segment.
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

Goodwill
Goodwill in our Condensed Consolidated Balance Sheet (Unaudited) as of March 31, 2017 and July 1, 2016 was $5,367 million and $5,352 million, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill using a two-step process. The first step is to identify potential impairment by comparing the fair value of each of our reporting units with its net book value, including goodwill, adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its adjusted net book value, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the adjusted net book value of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit, including any unrecognized intangible assets, as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.
2017 Interim Impairment Test: As described in more detail in Note B — Discontinued Operations and Note S — Subsequent Events in these Notes, we entered into a definitive agreement to sell IT Services on January 26, 2017 and completed the sale on April 28, 2017.
Because the then-pending divestiture of IT Services represented the disposal of a portion of a reporting unit within our former Critical Networks segment, we assigned $487 million of goodwill to the IT Services disposal group on a relative fair value basis during the quarter ended March 31, 2017, when the held for sale criteria were met. The fair value of the IT Services disposal group was determined based on the negotiated selling price, and the fair value of the retained businesses (which comprised the remaining portion of the reporting unit) was estimated based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows.
In conjunction with the relative fair value allocation, we tested goodwill assigned to the disposal group and goodwill assigned to the retained businesses for impairment. As a result, we concluded, in connection with the preparation of our financial statements for the quarter ended March 31, 2017, that goodwill and other assets related to IT Services were impaired as of March 31, 2017, and we recorded a non-cash impairment charge of $238 million in discontinued operations, $228 million of which related to goodwill. The goodwill impairment charge is non-deductible for tax purposes. We do not expect to make any current or future cash expenditures as a result of the impairment, and we do not expect the impairment to impact our ongoing financial performance, although no assurances can be given.
We also tested goodwill assigned to the remaining portion of the reporting unit that included IT Services, which is now a separate reporting unit within our Electronic Systems segment. The estimated fair value of the remaining, separate reporting unit exceeded its carrying value including assigned goodwill by a margin of only 10 percent to 15 percent. The remaining, separate reporting unit includes a significant concentration of businesses that were acquired as part of the Exelis acquisition in May 2015 and were recorded at their fair value at that time. Although no impairment existed for the remaining, separate reporting unit, an impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of reporting units; future deterioration of the businesses; or a sharp increase in interest rates without a corresponding increase in future revenue.
2016 Annual Impairment Test: As of the date of our fiscal 2016 impairment test, the estimated fair values for each of our reporting units exceeded their carrying values. However, the fair value of a reporting unit in our Electronic Systems segment, exceeded its carrying values by a margin of only 10 percent to 15 percent. This reporting unit includes a significant concentration of businesses that were acquired as part of the Exelis acquisition in May 2015 and were recorded at their fair value at that time. Although no impairment existed for this reporting unit, an impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of reporting units; future deterioration of the business; or a sharp increase in interest rates without a corresponding increase in future revenue.
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
Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets (particularly with respect to the United Kingdom due to Brexit) and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at March 31, 2017 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note O — Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates: As of March 31, 2017, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at March 31, 2017 would not have had a material impact on the fair value of these obligations. Additionally, there is no interest-rate risk associated with these obligations on our results of operations and cash flows, because the interest rates are fixed and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.
As of March 31, 2017, we also had long-term variable-rate debt obligations of $338 million under our senior unsecured term loan facility in connection with our acquisition of Exelis, comprised of term loans of $53 million in a 3-year tranche and $285 million in a 5-year tranche. These term loans bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these term loans at March 31, 2017 would not have had a material impact on our results of operations or cash flows. For each tranche of term loans, we are required to make quarterly principal amortization payments equal to 2.50 percent of the $650 million initial principal amount of such tranche of the term loans. We have the ability at any time or from time to time to voluntarily prepay term loans of either tranche in whole or in part without premium or penalty. We made $248 million of voluntary repayments of principal on our term loans during the quarter and three quarters ended March 31, 2017.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the third quarter of fiscal 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the third quarter of fiscal 2017.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. As part of our integration of Exelis, we remain in the process of incorporating our controls and procedures with respect to Exelis operations, and we included internal controls with respect to Exelis operations in our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2016. Other than continuing to incorporate our controls and procedures with respect to Exelis operations, there have been no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
General. From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at March 31, 2017 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the third quarter of fiscal 2017, we repurchased 3,030,909 shares of our common stock under our 2013 Repurchase Program for $361 million, including $350 million under the ASR. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the third quarter of fiscal 2017:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(December 31, 2016-January 27, 2017)
Repurchase Programs (1)	—	$—	—	$1,584,053,878
Employee Transactions (2)	22,883	$102.35	—	$—
Month No. 2
(January 28, 2017-February 24, 2017)
Repurchase Programs (1)	85,730	$104.69	85,730	$1,575,078,513
Employee Transactions (2)	4,576	$104.99	—	$—
ASR Agreement (3)	2,852,349	(3)	2,852,349	$1,225,078,804
Month No. 3
(February 25, 2017-March 31, 2017)
Repurchase Programs (1)	15,300	$110.34	15,300	$1,223,390,297
Employee Transactions (2)	28,747	$110.85	—	$—
ASR Agreement (3)	77,530	(3)	77,530	$1,223,390,297
Total	3,087,115		3,030,909	$1,223,390,297

*	Periods represent our fiscal months.

(1)
On August 26, 2013, we announced that on August 23, 2013, our Board of Directors approved a new share repurchase program (our “2013 Repurchase Program”) authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. As of March 31, 2017, $223,390,297 was the approximate dollar amount of our common stock that may yet be purchased under our 2013 Repurchase Program, which does not have a stated expiration date. On February 2, 2017, we announced that on January 26, 2017, our Board of Directors approved our 2017 Repurchase Program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. Our 2017 Repurchase Program is in addition to our 2013 Repurchase Program and also does not have a stated expiration date. As of March 31, 2017, we had a remaining, unused authorization of $1 billion under our 2017 Repurchase Program. The level of our repurchases under our repurchase programs depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.

(2)
Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance units, restricted stock units or restricted shares that vested during the quarter and (b) performance units, restricted stock units or restricted shares returned to us upon retirement or employment termination of employees. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

(3)
On February 6, 2017, we entered into a fixed dollar ASR to repurchase an aggregate of $350 million of shares of our common stock under our 2013 Repurchase Program. Pursuant to the ASR, on February 6, 2017, we paid $350 million and received from the counterparty an initial delivery of 2,852,349 shares of our common stock based on a price of $104.30 per share, representing approximately 85 percent of the total number of shares of our common stock expected to be repurchased under the ASR. The specific total number of shares ultimately repurchased under the ASR will be based on the average of the daily volume-weighted average price per share of our common stock during the term of the transaction, less a discount, and subject to adjustments pursuant to the terms and conditions of the ASR, and will settle in two tranches. Upon settlement of each of the two tranches of the ASR, we may receive additional shares of our common stock from the counterparty or, under certain limited circumstances, be required to deliver shares of our common stock to the counterparty. On March 30, 2017, the first tranche was settled and we received from the counterparty 77,530 additional shares of our common stock. The second tranche is expected to be settled no later than the end of the fourth quarter of fiscal 2017.

Sales of Unregistered Equity Securities
During the third quarter of fiscal 2017, we did not issue or sell any unregistered equity securities.
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

(10)	*(a) Amendment Number Eight to the Harris Corporation Retirement Plan (as Amended and Restated on January 1, 2016), dated February 23, 2017.

(b) Sale Agreement, dated as of January 26, 2017, between Harris Corporation and MHVC Acquisition Corp., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2017. (Commission File Number 1-3863)

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

HARRIS CORPORATION
(Registrant)

Date: May 3, 2017	By:	/s/ Rahul Ghai
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

(10)	*(a) Amendment Number Eight to the Harris Corporation Retirement Plan (as Amended and Restated on January 1, 2016), dated February 23, 2017.

(b) Sale Agreement, dated as of January 26, 2017, between Harris Corporation and MHVC Acquisition Corp., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2017. (Commission File Number 1-3863)

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