Form 10-K
period 2017-06-30
HARRIS CORP /DE/
filed 2017-08-29
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017
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
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes  ☑   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐   No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☑   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $12,707,474,800 (based on the quoted closing sale price per share of the stock on the New York Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (December 30, 2016). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of December 30, 2016 are affiliates.
The number of shares outstanding of the registrant’s common stock as of August 25, 2017 was 119,762,879.
Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement for the 2017 Annual Meeting of Shareholders scheduled to be held on October 27, 2017, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 30, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2017
Exhibits
This Annual Report on Form 10-K contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. Bluetooth® is a registered trademark of Bluetooth SIG, Inc. All other trademarks are the property of their respective owners.

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”), including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that may not materialize or prove correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies; the potential level of share repurchases, dividends or pension contributions; potential acquisitions or divestitures; the value of contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of filing of this Report and are not guarantees of future performance or actual results. Factors that might cause our results to differ materially from those expressed in or implied by these forward-looking statements, from our current expectations or projections or from our historical results include, but are not limited to, those discussed in “Item 1A. Risk Factors” of this Report. All forward-looking statements are qualified by, and should be read in conjunction with, those risk factors. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements, whether as a result of new information, future events or developments or otherwise, after the date of filing of this Report or, in the case of any document incorporated by reference, the date of that document.

Amounts contained in this Report may not always add to totals due to rounding.
PART I

ITEM 1.	BUSINESS.
HARRIS
Harris Corporation, together with its subsidiaries, is a leading technology innovator, solving customers’ toughest mission-critical challenges by providing solutions that connect, inform and protect. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of the end of fiscal 2017, we had approximately 17,000 employees, including approximately 7,700 engineers and scientists.
Harris Corporation was incorporated in Delaware in 1926 as the successor to three companies founded in the 1890s. Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and our telephone number is (321) 727-9100. Our common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “HRS.” Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “Harris” as used in this Report refer to Harris Corporation and its subsidiaries.
General
We structure our operations primarily around the products, systems and services we sell and the markets we serve, and we report the financial results of our continuing operations in the following three reportable segments, which are also referred to as our business segments:

•
Communication Systems, serving markets in tactical communications and defense products, including tactical ground and airborne radio communications solutions and night vision technology, and in public safety networks;

•
Electronic Systems, providing electronic warfare, avionics, and command, control, communications, computers, intelligence, surveillance and reconnaissance (“C4ISR”) solutions for the defense industry and air traffic management (“ATM”) solutions for the civil aviation industry; and

•
Space and Intelligence Systems, providing intelligence, space protection, geospatial, complete Earth observation, universe exploration, positioning, navigation and timing (“PNT”), and environmental solutions for national security, defense, civil and commercial customers, using advanced sensors, antennas and payloads, as well as ground processing and information analytics.

In connection with our divestitures of two significant businesses in fiscal 2017 that were part of our former Critical Networks segment, our other remaining operations that had been part of our former Critical Networks segment were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated. The historical results, discussion and presentation of our business segments as set forth in this Report reflect the impact of these changes for all periods presented in order to present all segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from these segment changes. See Note 3: Discontinued Operations and Divestitures in the Notes to Consolidated Financial Statements in this Report (the “Notes”) for additional information related to our divestitures.
Financial Information About Our Business Segments
Financial information with respect to our business segments, including revenue, operating income and total assets, and with respect to our operations outside the United States, is contained in Note 24: Business Segments in the Notes and is incorporated herein by reference.
Recent Acquisitions and Divestitures
The following paragraphs summarize recent acquisitions and divestitures. For additional information related to acquisitions, see Note 4: Business Combinations in the Notes. For additional information related to divestitures, some of which were reported as discontinued operations, see Note 3: Discontinued Operations and Divestitures in the Notes. Our historical financial results for all periods presented in this Report have been restated to account for businesses reported as discontinued operations in this Report. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.
Acquisition of Exelis Inc. On May 29, 2015, we acquired publicly held Exelis Inc. (collectively with its subsidiaries, “Exelis”), a diversified, top-tier global aerospace, defense, information and services company leveraging its deep customer knowledge and technical expertise to deliver affordable, mission-critical solutions to military, government and commercial customers in the United States and globally. Exelis was a leader in positioning and navigation, sensors, air traffic management solutions, image processing and distribution, communications and information systems; and focused on strategic growth in the areas of critical networks, intelligence, surveillance and reconnaissance (“ISR”) and analytics, electronic warfare and composite aerostructures. Each outstanding share of Exelis common stock converted into the right to receive $16.625 in cash and 0.1025 of a share of Harris common stock. Upon closing, legacy Harris shareholders owned 84 percent of the combined company and legacy Exelis shareholders owned 16 percent. Based on the closing price of $79.22 per share of Harris common stock on the NYSE on May 29, 2015, the date of the closing of the acquisition, the aggregate implied value of the consideration paid to former holders of Exelis common stock in connection with the acquisition was approximately $4.7 billion, including approximately $1.5 billion in Harris common stock and approximately $3.2 billion in cash (including cash paid in respect of share-based awards and net of cash acquired). The source of funds for such cash payment was cash on hand and third-party debt financing, including a combination of borrowings under our senior unsecured term loan facility in an aggregate principal amount of $1.3 billion and a portion of the proceeds from our issuance of debt securities in an aggregate principal amount of $2.4 billion. Our acquisition of Exelis created significantly greater scale, bringing together two engineering-driven companies that value technology leadership. Together, the two companies’ complementary technologies and capabilities strengthened core franchises and provide new opportunities for innovation to solve customers’ most complex challenges. Exelis had annual sales of $3.277 billion in calendar 2014. Our Consolidated Financial Statements in this Report include operating results from Exelis operations following May 29, 2015.
Divestiture of Government IT Services Business. On April 28, 2017, we completed the divestiture to an affiliate of Veritas Capital Management, L.L.C. (“Veritas”) of our government information technology (“IT”) services business (“IT Services”), which primarily provided IT and engineering managed services to U.S. Government customers, for net cash proceeds of $646 million, after estimated transaction expenses and estimated purchase price adjustments in respect of net cash and working capital, and subject to post-closing finalization of those adjustments as set forth in the definitive sale agreement. The decision to divest IT Services was part of our strategy to simplify our operating model to focus on technology-differentiated, high-margin businesses. IT Services was part of our former Critical Networks segment and is reported as discontinued operations in this Report. In connection with entering into the definitive agreement to sell IT Services, as described above, our other remaining operations that had been part of our former Critical Networks segment, including our ATM business, primarily serving the Federal Aviation Administration (“FAA”), and our Pacific Missile Range Facility (“PMRF”) program, were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated.
Divestiture of Harris CapRock Communications Commercial Business. On January 1, 2017, we completed the divestiture to SpeedCast International Ltd. (“SpeedCast”) of our Harris CapRock Communications commercial business (“CapRock”), which provided wireless, terrestrial and satellite communications services to energy and maritime customers, for net cash proceeds of $370 million, after transaction expenses and purchase price adjustments in respect of net cash and working capital as set forth in the definitive sale agreement. The decision to divest CapRock was part of our strategy to simplify our operating model to focus on technology-differentiated, high-margin businesses. CapRock was part of our former Critical Networks segment and is reported as discontinued operations in this Report.
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
Divestiture of Commercial Healthcare Solutions Business. On July 1, 2015, we completed the divestiture of our commercial healthcare solutions business (“HCS”). The operating results of HCS through the date of divestiture were part of our former Integrated Network Solutions segment, but are included as part of corporate in this Report.
Divestiture of Broadcast Communications Business.    In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest our broadcast communications business (“Broadcast Communications”), which provided digital media management solutions in support of broadcast customers, pursuant to which Broadcast Communications was reported as discontinued operations. In the third quarter of fiscal 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC (the “Buyer”). In the third quarter of fiscal 2016, a nationally recognized accounting firm previously appointed by us and the Buyer rendered its final determination as to a dispute between us and the Buyer over the amount of the post-closing working capital adjustment to the purchase price, and consequently, we recorded the related activity in discontinued operations for fiscal 2016.
Divestiture of Cyber Integrated Solutions Business.    In the third quarter of fiscal 2012, our Board of Directors approved a plan to exit our cyber integrated solutions business (“CIS”), which provided remote cloud hosting, and to dispose of the related assets, pursuant to which CIS was reported as discontinued operations. We completed the sale of the remaining assets of CIS in the first quarter of fiscal 2014 and received payment in full on a promissory note that formed part of the purchase price in the first quarter of fiscal 2015. We recorded the related activity in discontinued operations for the respective periods.
Description of Business by Segment
Communication Systems
Communication Systems serves markets in tactical communications and defense products, including tactical ground and airborne radio communications solutions and night vision technology, and in public safety networks.
Tactical Communications:    We are a leading global supplier of secure radio communications, tactical communication networks and embedded high-grade encryption solutions for a diverse portfolio of U.S. military and allied international forces and commercial customers. We design, develop and manufacture a comprehensive line of current and next-generation secure and protected radio communications products and systems, with capabilities to operate across numerous radio frequency bands and using an extensive range of waveforms. Our radio systems are highly flexible, interoperable and capable of supporting diverse mission requirements. Our tactical radios are built on software-defined radio platforms that include “headroom” to add future capabilities through software upgrades and that also have the highest grade embedded encryption. Product capabilities include secure transmission of voice, high-speed data and full-motion video, including streaming video to the tactical edge of the battlefield. Supporting virtually all military domains, our products include handheld, manpack and vehicular, fixed-site and airborne form factors. Together, our products create a highly mobile, secure, reliable networked battlefield environment that connects land, air and sea echelons and does not rely on a fixed infrastructure. This networking capability allows warfighters, for example, to remain connected with each other and their command structures and support organizations and to communicate information and maintain situational awareness of both friendly and opposing forces, which are critical to mission safety and success. Our radio systems have been widely deployed throughout all branches of the U.S. Department of Defense (“DoD”) and have been sold to more than 100 countries through our international distribution channels, consisting of regional sales offices and a broad dealer network, becoming the standard in many of those countries.
Our next-generation radios include multiband, multi-mission, legacy-system compatible tactical radios, which address the full range of current mission and interoperability requirements and are fully upgradeable to address changing technical standards and mission requirements of the future. Advances in these radios include the support of wideband networking waveforms, extended frequency range and significant reductions in size, weight and power compared with previous generations. Wideband networking capability enables enhanced situational awareness through high-bandwidth applications such as streaming video, simultaneous voice and data feeds, collaborative chat and connectivity to secure networks. Our comprehensive line of current and next-generation radios includes the following:

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

•
Our multiband manpack radio, the AN/PRC-117G, which is National Security Agency (“NSA”) Type-1-certified for narrowband communications, as well as for wideband communications using our Harris-developed Adaptive Networking Wideband waveform and the U.S. military Joint Tactical Radio System (“JTRS”) Soldier Radio Waveform and Mobile User Objective System (“MUOS”) waveform, which provides connectivity to DoD’s next-generation MUOS satellite system;

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

•
Our wideband high frequency (“HF”) manpack radios, the NSA Type-1-certified RF-300H for the U.S. military and the RF-7800H for international customers, which are wideband-capable tactical HF radios that are smaller, lighter and deliver data faster than prior generations of HF radios and can serve as an alternative for beyond-line-of-sight transmission of classified images, maps and other large data files in circumstances where satellite communication (“SATCOM”) is denied;

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

Unlike many of our competitors operating on a government-funded programs-driven business model, we operate in this market principally on a “commercial” market-driven business model. This means that we anticipate market needs, invest our internal research and development resources, build to our internal forecast and provide ready-to-ship, commercial off-the-shelf (“COTS”) products to customers, enabling us to bring products to market faster and adapt to changing customer requirements. We believe that the need to connect disparate networks using Internet Protocol (“IP”)-based technology is driving a modernization cycle in the U.S. and internationally. We believe our business model, which drives speed and innovation, coupled with the scale provided by our international presence, will continue to make us competitive in the global market.
We have been investing to position ourselves for tactical radio modernization opportunities, including in our next-generation manpack and handheld solutions for the JTRS Handheld, Manpack and Small Form Fit (“HMS”) program and U.S. Special Operations Command (“SOCOM”) Special Operations Forces Tactical Communications (“STC”) programs. We also believe the demand to extend ground tactical networks to the air, combined with our ARC-201 SINCGARS airborne radios, creates opportunities for us in manned and unmanned airborne applications.
Examples of significant recent awards for us include the following:

•
A 10-year (5-year base, 5 option years), multi-award Indefinite Delivery Indefinite Quantity (“IDIQ”) contract from the U.S. Army in fiscal 2015 for rifleman radios and associated services under the HMS program;

•	A 10-year (5-year base, one 5-year option), multi-award IDIQ contract from the U.S. Army in fiscal 2016 for multi-channel manpack radios under the HMS program;

•	A 6-year, single-award IDIQ contract from SOCOM in fiscal 2016 for a new integrated 2-channel handheld tactical radio;

•	A 5-year, single-award follow-on foreign military sales IDIQ contract from the U.S. Army Communications-Electronics Command (“CECOM”) in fiscal 2016 to supply secure tactical communication solutions;

•	A 5-year, single-award foreign military sales IDIQ contract from CECOM in fiscal 2016 to supply SINCGARS tactical solutions;

•	A 5-year, single-award IDIQ contract from the U.S. Defense Logistics Agency in fiscal 2017 to provide tactical radio spare parts to the U.S. Army and federal civilian agencies;

•	A 10-year (5-year base, one 5-year option), multi-award IDIQ contract from the U.S. Air Force in fiscal 2017 for cryptographic and information assurance products; and

•	A 6-year, single-award IDIQ contract from SOCOM in fiscal 2017 to supply next-generation multi-channel multiband manpack radios to enable superior communications for U.S. Special Operations Forces.
In addition, we produce high-performance, advanced, vision-enhancing products for U.S. and allied military and security forces, incorporating our image intensification and sensor fusion technology. We develop, produce and supply Generation 3 image intensification technology for U.S. and allied military and security forces. We provide AN/PVS-14 and AN/PVS-7 ground night vision goggles and spare image intensifier tubes to the U.S. and allied militaries, via foreign military sales, and we are the primary supplier to the U.S. military for the AN/AVS-6 and AN/AVS-9 aviation night vision goggles, which provide rotary- and fixed-wing aircraft pilots the ability to operate in extreme low-light situations. We also developed the Enhanced Night Vision Goggle (“ENVG”) system, which optically overlays traditional night vision imagery with longwave thermal infrared imagery. The ENVG system enables users to effectively operate in extreme low-light and obscured battlefield conditions. We also design and manufacture other communications-related products which, when combined with night vision and intelligence dissemination products, form the Individual Soldier System integrated solution.
Public Safety and Professional Communications:    We are a global supplier of mission-critical secure communication systems and equipment for Federal, state and local public safety, utility, commercial and transportation organizations.
We design, build, supply and maintain wireless communications systems. Our Voice, Interoperability, Data and Access (“VIDA”) network platform is a unified IP-based voice and data communication system that provides network-level interoperable communications among public safety agencies by supporting a full line of communication systems, including P25IP industry wide open standard technology. Our VIDA® network solutions currently serve as the backbone in some of the largest and most advanced statewide and regional communication networks in North America. We also are investing in next-generation, secure public safety-grade Long Term Evolution (“LTE”) solutions for voice, video and data applications.
We offer a full range of single-band land mobile radio (“LMR”) terminals, as well as multiband radios that include a handheld radio and a full-spectrum mobile radio for vehicles. Our multiband radios cover all public safety frequency bands in a single radio; operate on Association of Public Safety Communications Officials - International (“APCO”) P25 conventional and trunked systems; and include advanced capabilities, such as an internal Global Positioning System receiver for situational awareness, internal secure Bluetooth® wireless technology and background noise suppression features. They also have true software-defined radio architecture that allows flexibility for future growth, including an upgrade to APCO P25 Phase 2, the next-generation standard for mission-critical communications. Our radios’ multiband, multi-mode capabilities enable a single radio to communicate with multiple organizations, jurisdictions and agencies operating on different frequencies and systems. Our XL-200P multiband radio adds WiFi, WiFi Hotspot and LTE capabilities, as well as push-to-talk voice over IP in both WiFi and LTE, to P25/LMR capabilities and provides first responders the ability to communicate outside of their LMR coverage jurisdiction.
We also offer our SymphonyTM dispatch console system, which features a space-saving hardware platform and an advanced user interface to simplify workflow and is customizable to enhance efficiencies. Our BeOn® secure group communications application is designed to enable emergency response teams and public safety users to connect to their network seamlessly from a smartphone, tablet or personal computer for P25 push-to-talk interoperability without the added expense of an additional LMR terminal and provides a direct connection to the network backbone of many LMR systems.
Other examples of our Public Safety and Professional Communications solutions and services include the following:

•	Deploying digital trunked, statewide, multi-agency systems for the States of Florida, Maine and Nevada;

•	Deploying large, wide-area and multi-state LMR systems for some of the largest utility companies in the U.S.;

•
Deploying for the DoD-National Capitol Region network in the Washington, D.C. area a wide-area, IP-based P25 network that links nearly 20 military bases, providing wireless communications for military bases throughout the National Capitol Region, and that allows interoperability with local public safety agencies to provide one integrated regional network;

•	Designing and building the Alberta First Responders Radio Communications System for public safety communications within the 256,000 square-mile Province of Alberta, Canada; and

•
Designing, deploying and maintaining an APCO P25 system for the New York Metropolitan Transportation Authority Police to connect their police operations throughout 14 counties in New York and Connecticut and to help them support more than 14 million daily commuters.

Revenue, Operating Income and Backlog:    Revenue for our Communication Systems segment in fiscal 2017, 2016 and 2015 was $1,753 million, $1,864 million and $1,836 million, respectively. Segment operating income in fiscal 2017, 2016 and 2015 was $524 million, $522 million and $553 million, respectively. The percentage of our revenue contributed by this segment in fiscal 2017, 2016 and 2015 was 30 percent, 31 percent and 47 percent, respectively. The percentage of this segment’s revenue in fiscal 2017 that was derived outside of the U.S. was approximately 50 percent. The percentage of this segment’s revenue in fiscal 2017 that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 42 percent. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business - Principal Customers; Government Contracts” of this Report.
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
The funded backlog for this segment was approximately $1.1 billion at the end of fiscal 2017 compared with approximately $1.0 billion at the end of fiscal 2016. Additional information regarding funded backlog is provided under “Item 1. Business - Funded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Electronic Systems
Electronic Systems provides electronic warfare, avionics and C4ISR solutions, including robotics, advanced communications, integrated battle management solutions and maritime systems, for the defense industry and ATM solutions for the civil aviation industry. Many of our Electronic Systems segment solutions include reliable, resilient and innovative cyber capabilities.
We design, develop, produce and sell electronic warfare solutions for airborne, maritime and ground applications to most U.S. military service branches and to classified customers and allied nations. Our electronic warfare capabilities include threat identification, electronic countermeasures, decoys and expendables, strategic and situational support, electronic attack, passive coastal defense, radar, counter-improvised explosive devices (“IEDs”) and border surveillance. We have provided electronic warfare solutions for strategic and tactical fixed-wing and rotary aircraft such as the F/A-18E/F Super Hornet (“F/A-18”), F-16, B1-B, B-52, MC-130H, AC-130U, MH-60, MH-47 and CV-22 aircraft, and we also provide maritime electronic support measures (“ESM”) for surface and subsurface vessels.
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
We supply to the U.S. Navy and allied navies a broad range of undersea warfare systems for maritime platforms and environments, including minesweeping systems, shipboard command and control systems, anti-submarine warfare sonar systems, data link systems, submarine flank and passive towed arrays, and acoustic sensors for military and commercial uses. We produce influence and mechanical minesweeping systems and mine countermeasures that detect and neutralize subsurface threats to military and commercial maritime vessels. For example, our minesweeping technologies identify and safely detonate acoustic, magnetic and multiple-influence sea mines to enable naval operations and keep commercial vessels safe. Our transducer arrays are used in sonar and acoustic systems to support navigation and situational awareness, through search, detection, tracking and classification of targets, as well as capabilities for anti-submarine and torpedo self-defense.
We have decades of experience designing, testing and integrating advanced avionics equipment, electronics and software, including cockpit communications, digital maps, processors, sensors, data buses, fiber optics, microelectronics and conformal wideband antennas. We are a supplier of avionics systems and products on a variety of aircraft platforms, including the F-35 Lightning II (“F-35”) and the F/A-18. For F-35 and F/A-18 aircraft, we provide high-performance, advanced avionics such as high-speed fiber optic networking and switching, image processing, digital map software and other electronic components, including Multifunction Advanced Data Link communication subsystems primarily intended for stealth platform air-to-air communications with other network nodes without revealing positions. Our advanced antenna technologies provide communication, navigation, direction-finding and electronic warfare capabilities for military aircraft.
We design and produce aircraft carriage and release equipment and weapons interface systems for fighter jets, surveillance aircraft and unmanned aerial vehicles for the U.S. military and allied forces. Our carriage and release technology provides capabilities necessary for aircraft to successfully deliver mission payloads and support a variety of aircraft stores, including weapons, sonobuoys, electronics pods, fuel tanks and even unmanned vehicles. Our racks and launchers are components on aircraft including the F-35, F-22 Raptor, F/A-18, F-15E Strike Eagle, F-16 Fighting Falcon, P-8A Poseidon and MQ-9 Reaper. In addition to current pyrotechnic release technology, we have developed next-generation pneumatic and electronically actuated release systems. Our control electronics provide aircraft with the ability to communicate directly with smart and precision-guidance payloads and create compatibility between a wide range of stores and platforms.
We provide C4ISR solutions based on our major technology capabilities that include advanced ground control systems; SATCOM terminals for highly mobile, man-portable tactical, strategic fixed-site ground installation and shipboard receiver applications; and platform integration for battlefield management systems. Our SATCOM terminals connect forces with communication satellites to deliver mission-critical data, including high-resolution imagery and video requiring enormous bandwidth, securely and reliably to any platform. As an example, under the U.S. Army Modernization of Enterprise Terminals (“MET”) program, we developed next-generation large satellite Earth stations to provide the worldwide backbone for high-priority military communications and missile defense systems and to support IP and dedicated circuit connectivity within the Global Information Grid, providing critical reach-capability for the warfighter. We also serve as a platform integrator for battlefield management systems for U.S. and allied military forces in order to integrate data from a variety of platforms and sensors in support of planning and execution of operations, including terrain analysis, route management and global distribution of tactical and operational information, and to help military forces digitize their operations, providing a continuous, real-time platform for situational awareness and staff functions, including hostile and Blue Force Tracking, radio communications, planning, personnel, intelligence, local weather and other data. For example, we are providing an integrated battle management system to the United Arab Emirates Armed Forces under a 2-year contract awarded in fiscal 2017 for the Emirates Command & Control System Land Tactical Systems (“BMS-ELTS”) program.
We design and manufacture high-performance radar systems and signal intelligence systems for both domestic and international military customers. Our core radar capabilities include air defense radar, air traffic control (“ATC”) radar and airborne multifunction radar. Our advanced radar technologies support military and domestic operation missions in homeland security, law enforcement, search and rescue, disaster relief and environmental science. We provide electronic warfare and signals intelligence systems for reconnaissance and surveillance for electronic intelligence, ESM, electronic counter measures and signals intelligence applications.
We develop advanced, custom solutions that provide our government and commercial customers with self-protection, data protection, enhanced communications and situational awareness. We specialize in satellite-based communication systems, ground electronic warfare systems, commercial wireless technologies, tagging, tracking and locating, and information assurance. To combat the anti-access/area denial (“A2/AD”) threat, we leverage an adaptive multi-platform approach to ensure that users can connect and share data globally without being constrained by terrain or distance. We integrate data devices into A2/AD-resilient architectures that provide a secure global backbone for C4ISR capabilities against sophisticated adversaries.
Our ATM solutions include implementing and managing large, complex programs and integrating secure, advanced, standards-based communications and information processing technologies in order to provide highly reliable, customized, mission-critical communication systems, and surveillance solutions that meet the most demanding needs for our customers, including the FAA and other civil and military air navigation service providers (“ANSPs”), airports, airlines and system integrators.
As an example of our capabilities, we are the prime contractor and system architect for the FAA Telecommunications Infrastructure (“FTI”) program to integrate, modernize, operate and maintain the communications infrastructure for the U.S. ATC system. We designed and deployed, and are currently operating and maintaining, the FTI network, which is a fully operational, modern, secure and efficient network providing voice, data and video communications deployed at approximately 4,500 FAA sites across the U.S. (including administrative sites supported by the FTI network).
As part of the FAA’s Next Generation Air Transportation System (“NextGen”) initiative to transform the U.S. ATC system to meet future requirements, we are:

•	Transforming voice-based ATC to automated ATM under the Data Communications Integrated Services (“Datacomm”) program (including the Data Communications Network Service component);

•
Delivering systems for modern Voice Over Internet Protocol (“VoIP”) communications among air traffic controllers, pilots and ground personnel under the National Airspace System (“NAS”) Voice System contract;

•	Designing and implementing a system that provides real-time weather information across the NAS under the Common Support Services Weather program;

•
Providing enterprise-wide data sharing for critical information such as flight planning, traffic flow, surface radar and weather under a NAS Enterprise Messaging Service IDIQ contract for the Systems-Wide Information Management program; and

•
Designing, building and operating a nationwide system of radio communications, telecommunications networks, IT and software to deliver highly accurate, networked, real-time surveillance data to the automated systems of the FAA, as the prime contractor on the Automatic Dependent Surveillance-Broadcast (“ADS-B”) program to modernize from a ground-based to a satellite-based system of ATM.
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
We have extended our integrated network systems capabilities to the commercial aviation market with Symphony®, our comprehensive, web-based application suite that enables key business functions, such as flight information display systems, billing, auditing, resource allocation, environmental monitoring and situational awareness, for airports and airlines to improve efficiencies in their operations.
In addition, we were awarded a 14-year (7-year base, 7-year option), single-award IDIQ contract from the State of Florida in fiscal 2017 to provide MyFloridaNet-2, a state-wide secure communications network with about 4,000 sites connecting public safety, law enforcement and other state and local government agencies.
As noted above, in the fourth quarter of fiscal 2016, we completed the divestiture of Aerostructures.
Revenue, Operating Income and Backlog:    Revenue for our Electronic Systems segment in fiscal 2017, 2016 and 2015 was $2,251 million, $2,233 million and $1,019 million, respectively. Segment operating income in fiscal 2017, 2016 and 2015 was $464 million, $430 million and $163 million, respectively. The percentage of our revenue contributed by this segment in fiscal 2017, 2016 and 2015 was 38 percent, 37 percent and 26 percent, respectively. The percentages of this segment’s revenue under contracts directly with end customers and under contracts with prime contractors in fiscal 2017 were approximately 73 percent and 27 percent, respectively. In fiscal 2017, this segment had a diverse portfolio of over 200 programs. Some of this segment’s more significant programs in fiscal 2017 included FTI, F-35, ADS-B, F/A-18E/F, MET and BMS-ELTS. The percentages of this segment’s revenue in fiscal 2017 represented by this segment’s largest program by revenue and ten largest programs by revenue were approximately 12 percent and 55 percent, respectively. The percentage of this segment’s revenue in fiscal 2017 that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 82 percent. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business - Principal Customers; Government Contracts” of this Report.
The funded backlog for this segment was approximately $1.9 billion at the end of each of fiscal 2017 and 2016. Additional information regarding funded backlog is provided under “Item 1. Business - Funded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Space and Intelligence Systems
Space and Intelligence Systems provides intelligence, space protection, geospatial, complete Earth observation, universe exploration, PNT, and environmental solutions for national security, defense, civil and commercial customers, using advanced sensors, antennas and payloads, as well as ground processing and information analytics. Many of our Space and Intelligence Systems segment solutions include reliable, resilient and innovative cyber capabilities.
We develop, supply and integrate communication and information processing products, systems and networks for a diverse base of classified programs. Serving primarily U.S. Intelligence Community customers, including the NSA, the National Geospatial Intelligence Agency (“NGA”), the National Reconnaissance Office and the Defense Intelligence Agency, we provide integrated ISR solutions that improve situational awareness and intelligence value to decision makers. In addition, we have advanced capabilities in the architecture, design and development of highly specialized satellite antennas, structures, phased arrays and on-board reconfigurable processors that are used to enable next-generation satellite systems to provide the U.S. military and Intelligence Community with strategic and tactical advantages. Although classified programs generally are not discussed in this Report, the operating results relating to classified programs are included in our Consolidated Financial Statements. We believe that the business risks associated with our classified programs do not differ materially from the business risks associated with our other U.S. Government programs.
To help our U.S. Government customers gain, maintain and exploit space superiority, we provide the full spectrum of enterprise architecture services that support the long-term planning, development, integration and sustainment of highly advanced, mission-critical space-based and ground-based surveillance systems. We provide space situational awareness and design, integrate and sustain space control systems. For example, we sustain, maintain and modernize large radar installations globally and provide engineering support and sustainment for ground-based systems that support U.S. missile warning, missile defense and space surveillance missions for the U.S. Air Force under the System Engineering and Sustainment Integrator (“SENSOR”) program.
We provide integrated real-time, autonomous geospatial solutions, extending from image and data collection through processing, exploitation and dissemination of actionable intelligence. Our specialized capabilities include highly reliable remote sensing systems for ground, air, sea and space; data encryption; information processing; real-time forensic and predictive analytics; and system performance modeling and simulation. We also provide ground processing and analytics solutions that map and monitor Earth for a variety of government and commercial users.
Our geospatial solutions suite of products and services are designed to make it easier and more cost effective for customers to analyze the physical environment and obtain actionable information for more informed decisions, through advanced data collection sources, innovative software tools, and high-volume, high-accuracy processing services. Examples of these advanced products and solutions include:

•
Providing geospatial content management and imagery products for two of three regions for the Foundation GEOINT Content Management (“FGCM”) program under two 5-year, single-award IDIQ contracts awarded in fiscal 2014 by the NGA; and

•	Developing software for faster and more efficient search and retrieval of data from intelligence systems under a 5-year, single-award IDIQ contract awarded in fiscal 2017 by the NGA.
Our complete Earth observation solutions encompass comprehensive space, airborne, ground and sea remote sensing capabilities, from end-to-end remote sensing systems for global and regional situational awareness to integrated processing solutions on the ground and on airborne platforms that extract critical information and reduce time to high-confidence decisions. We specialize in remote sensing payloads that offer weather and environmental imagery, radar, video, tracking and multi-spectral information, as well as the processing, exploitation and dissemination of the data from these payloads to support our customers’ missions.
Our environmental solutions monitor and evaluate our global environment with ground-based and space-based remote sensing, change detection and data processing. We design, develop and build instruments to help measure, understand and monitor real-time weather and environmental trends to support decision making for government agencies, scientists, businesses and policy makers. In space, advanced environmental satellite systems utilize our imagers and sounders to deliver weather and environmental data back to Earth at high resolutions and speeds. On the ground, our satellite ground data processing systems, consisting of suites of hardware and software, receive sensor data from satellites and turn it into actionable information. Our weather ground systems, for example, are capable of handling multiple missions simultaneously across a common architecture and enable users to maximize the benefits of our new environmental imaging technology.
An example of our capabilities is our complete, end-to-end solution under the National Oceanic and Atmospheric Administration (“NOAA”) Geostationary Operational Environmental Satellite - Series R (“GOES-R”) Ground and Antenna Segment weather programs. We designed, developed and delivered to NOAA the ground segment system that receives and processes satellite data, generates and distributes weather data to more than 10,000 direct users, and commands and controls the GOES-R satellites. We are also supplying antennas and control systems that will provide communication links for command, telemetry and sensor data, as well as the communication link to direct data users. As an additional example, we are providing satellite sensors to measure pressure, moisture and thermal radiation for NASA’s Joint Polar Satellite System program.
We are a global provider of PNT products, systems and solutions. For example, our U.S. Global Positioning System (“GPS”) navigation systems comprise high-performance, reliable, cost-effective GPS payload, control and interference location solutions. Our navigation payload technology is an integral component of GPS satellites and supports GPS availability, accuracy and integrity. We currently are deploying advanced technologies under the GPS III program to improve the accuracy and reliability of the next generation of GPS satellites.
We also develop small, affordable, high-resolution, commercial imaging systems. We design, develop, manufacture and integrate agile and high-performance modular, reconfigurable space payloads that maximize mission performance. We help our customers achieve their space missions more quickly and cost effectively by brokering, designing and integrating multimission satellite hosted payloads. For example, we supplied Aireon, LLC with ADS-B receiver payloads that will be part of a satellite-based aircraft tracking system to enhance global ATC. The payloads will be hosted on the Iridium NEXT satellite constellation, but will provide a capability separate from the main mission of the constellation. We are placing additional commercial missions on the Iridium NEXT constellation by partnering with exactEarth Ltd. to track maritime vessels and deliver robust global shipping information through access to Satellite Automated Identification System data. Using our experience with hosted payloads, we are expanding into agile and resilient small satellite solutions, which we believe are aligned with the U.S. Government’s disaggregation and affordability initiatives.
We also provide space antenna systems and precision space structures. We are an experienced space reflector manufacturer and specialize in large, high-accuracy reflectors. From unfurlable and fixed-mesh reflector antennas to solid spot beam antennas, our solutions deliver significantly higher data rates and access greater amounts of bandwidth than standard satellite antenna technologies.
Other examples of our solutions for commercial customers include the following:

•
Our commercial tool suite to enable customers to extract information from geospatial imagery products, which consists of our Jagwire™ web-based geospatial data management software that quickly discovers data, transforms it into information and delivers it to decision makers, even in low bandwidth environments; and our ENVI® image analysis software that analyzes virtually any geospatial data type;

•
Our geospatial marketplace, which offers online access to geospatial imagery and data, off-the-shelf data products such as digital elevation models and orthomosaics, and customized geospatial products for visual simulation databases or to meet customer-specific project requirements; and

•
Our unique, Company-owned high-value commercial information for commercial and civil government markets, such as data from our Geiger-mode light detection and ranging (“LiDAR”) sensor that measures distance by illuminating a target with a laser, making large-scale and high-density point-cloud images possible at affordable prices.

Revenue, Operating Income and Backlog:    Revenue for our Space and Intelligence Systems segment in fiscal 2017, 2016 and 2015 was $1,902 million, $1,899 million and $1,007 million, respectively. Segment operating income in fiscal 2017, 2016 and 2015 was $311 million, $288 million and $136 million, respectively. The percentage of our revenue contributed by this segment in fiscal 2017, 2016 and 2015 was 32 percent, 32 percent and 26 percent, respectively. The percentages of this segment’s revenue under contracts directly with end customers and under contracts with prime contractors in fiscal 2017 were approximately 72 percent and 28 percent, respectively. In fiscal 2017, this segment had a diverse portfolio of over 200 programs. Some of this segment’s more significant programs in fiscal 2017 included SENSOR, GOES-R, GPS and various classified programs. The percentages of this segment’s revenue in fiscal 2017 represented by this segment’s largest program by revenue and ten largest programs by revenue were approximately 8 percent and 46 percent, respectively. The percentage of this segment’s revenue in fiscal 2017 that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 95 percent. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business - Principal Customers; Government Contracts” of this Report.
The funded backlog for this segment was approximately $1.1 billion at the end of each of fiscal 2017 and 2016. Additional information regarding funded backlog is provided under “Item 1. Business - Funded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
International Business
Revenue from products and services exported from the U.S., including foreign military sales, or manufactured or rendered abroad in fiscal 2017, 2016 and 2015 was $1.3 billion (22 percent of our revenue), $1.2 billion (20 percent of our revenue) and $1.1 billion (29 percent of our revenue), respectively. Most of our international sales were derived from our Communication Systems segment. Direct export sales are primarily denominated in U.S. Dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Financial information regarding our domestic and international operations, including long-lived assets, is contained in Note 24: Business Segments in the Notes and is incorporated herein by reference.
The majority of our international marketing activities are conducted through subsidiaries that operate in Europe, Asia, the Middle East, Africa, Australia and Canada. We have also established international marketing organizations and several regional sales offices. For further information regarding our international subsidiaries, see Exhibit 21 of this Report.
We utilize indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or government customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. Our dealers and distributors generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer. The percentages of our total revenue and international revenue represented by revenue from indirect sales channels in fiscal 2017, 2016 and 2015 were approximately 11 percent and 38 percent; 15 percent and 62 percent; and 20 percent and 57 percent, respectively.
Fiscal 2017 international revenue came from a large number of countries, and no single foreign country accounted for more than 5 percent of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to remain competitive in international markets, we also sometimes enter into offset agreements or recourse or vendor financing arrangements to facilitate sales to certain customers.
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
Competition
We operate in highly competitive markets that are sensitive to technological advances. Many of our competitors in each of our markets are larger than we are and can maintain higher levels of expenditures for research and development. In each of our markets, we concentrate on the opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these markets are product quality and reliability; technological capabilities, including reliable, resilient and innovative cyber capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; the effectiveness of third-party sales channels in international markets; and cost-effectiveness. We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs.
In our Communication Systems segment, principal competitors include Aselsan, Elbit Systems, General Dynamics, L-3 Technologies, Motorola Solutions, Rockwell Collins, Raytheon, Rohde & Schwarz, Selex and Thales Group.
In our Electronic Systems segment, principal competitors include AT&T, BAE Systems, Boeing, General Dynamics, L-3 Technologies, Leidos, Lockheed Martin, Northrop Grumman, Raytheon and Rockwell Collins.
In our Space and Intelligence Systems segment, principal competitors include BAE Systems, Boeing, General Dynamics, L-3 Technologies, Lockheed Martin, Northrop Grumman, Raytheon and Rockwell Collins.
Principal Customers; Government Contracts
The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, in fiscal 2017, 2016 and 2015 was approximately 74 percent, 77 percent and 66 percent, respectively. No other customer accounted for more than 5 percent of our revenue in fiscal 2017. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report. Our U.S. Government sales are predominantly derived from contracts with agencies of, and prime contractors to, the U.S. Government. Most of the sales in our Electronic Systems and Space and Intelligence Systems segments are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default based on performance.
Our U.S. Government contracts and subcontracts include both cost-reimbursable and fixed-price contracts. Government-wide Acquisition Contracts (“GWACs”) and multi-vendor IDIQ contracts, which can include task orders for each contract type, require us to compete both for the initial contract and then for individual task or delivery orders under such contracts.
Our U.S. Government cost-reimbursable contracts provide for the reimbursement of allowable costs plus payment of a fee and fall into three basic types: (i) cost-plus fixed-fee contracts, which provide for payment of a fixed fee irrespective of the final cost of performance; (ii) cost-plus incentive-fee contracts, which provide for payment of a fee that may increase or decrease, within specified limits, based on actual results compared with contractual targets relating to factors such as cost, performance and delivery schedule; and (iii) cost-plus award-fee contracts, which provide for payment of an award fee determined at the customer’s discretion based on our performance against pre-established performance criteria. Under our U.S. Government cost-reimbursable contracts, we are reimbursed periodically for allowable costs and are paid a portion of the fee based on contract progress. Some overhead costs have been made partially or wholly unallowable for reimbursement by statute or regulation. Examples include certain merger and acquisition costs, lobbying costs, charitable contributions, interest expense and certain litigation defense costs.
Our U.S. Government fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under our U.S. Government firm fixed-price contracts, we agree to perform a specific scope of work for a fixed price and, as a result, benefit from cost savings and carry the burden of cost overruns. Under our U.S. Government fixed-price incentive contracts, we share with the U.S. Government both savings accrued for performance at less than target cost as well as costs incurred in excess of target cost up to a negotiated ceiling price, which is higher than the target cost, but carry the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, profit may also be adjusted up or down depending on whether specified performance objectives are met. Under our U.S. Government firm fixed-price and fixed-price incentive contracts, we generally receive from the U.S. Government either milestone payments totaling 100 percent of the contract price or monthly progress payments in amounts equaling 80 percent of costs incurred under the contract. The remaining amounts, including profits or incentive fees, are billed upon delivery and final acceptance of end items and deliverables under the contract. Our production contracts are mainly fixed-price contracts, and development contracts are generally cost-reimbursable contracts.
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
Funded Backlog
Total Company-wide funded backlog at the end of fiscal 2017 and 2016 was approximately $4.2 billion and $4.0 billion, respectively. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and development and production contracts of a cost-reimbursable or incentive nature. The level of order activity related to U.S. Government programs can be affected by timing of U.S. Government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
We define funded backlog as unfilled firm orders for products and services for which funding has been authorized and, in the case of U.S. Government customers, appropriated. In fiscal 2018, we expect to convert to revenue approximately 64 percent of our total funded backlog as of the end of fiscal 2017. However, we can give no assurance of such fulfillment or that our funded backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control.
Research and Development
Company-sponsored research and development (“R&D”) costs, which included R&D for commercial products and services and independent R&D related to government products and services, as well as concept formulation studies and technology development that occurs on certain bid and proposal efforts, in fiscal 2017, 2016 and 2015 were approximately $310 million, $305 million and $276 million, respectively. A portion of our independent R&D costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored R&D costs not otherwise allocable are charged to expense when incurred. Company-sponsored research is directed to the development of new products and services and to building technological capability in various markets.
Customer-sponsored R&D costs are incurred pursuant to contractual arrangements, principally U.S. Government-sponsored contracts requiring us to provide a product or service meeting certain defined performance or other specifications (such as designs). This research helps strengthen and broaden our technical capabilities. Customer-sponsored research costs are accounted for principally by the cost-to-cost percentage-of-completion method and included in our revenue and cost of product sales and services.
Patents and Other Intellectual Property
We consider our patents and other intellectual property, in the aggregate, to constitute an important asset. We own a large portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property, including reliable, resilient and innovative cyber capabilities, and we routinely apply for new patents, trademarks and copyrights. We also license intellectual property to and from third parties. As of June 30, 2017, we held approximately 1,800 U.S. patents and 1,240 foreign patents, and had approximately 160 U.S. patent applications pending and 390 foreign patent applications pending. Unpatented research, development and engineering skills also make an important contribution to our business. Although our intellectual property rights in the aggregate are important to our business and the operations of our business segments, we do not consider our business or any business segment to be materially dependent on any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Report. With regard to certain patents, the U.S. Government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.
Environmental and Other Regulations
Our facilities and operations are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to wastes and emissions. The applicable environmental laws and regulations are common within the industries and markets in which we operate and serve. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our financial condition, results of operations or cash flows. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. A portion of our environmental expenditures relates to businesses or operations we no longer own, but for which we have retained certain environmental liabilities. We did not spend material amounts on environmental-related capital projects in fiscal 2017, 2016 or 2015. Based on currently available information, we do not expect capital expenditures in fiscal 2018 or over the next several years to protect the environment and to comply with current environmental laws and regulations, as well as to comply with current and pending climate control legislation, regulation, treaties and accords, to be material or to have a material impact on our competitive position or financial condition, but we can give no assurance that such expenditures will not exceed current expectations, and such expenditures may increase in future years. If future treaties, laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures.
Additional information regarding environmental and regulatory matters is set forth in “Item 3. Legal Proceedings” of this Report and in Note 1: Significant Accounting Policies and Note 25: Legal Proceedings and Contingencies in the Notes.
Electronic products are subject to governmental environmental regulation in a number of jurisdictions, such as domestic and international requirements requiring end-of-life management and/or restricting materials in products delivered to customers, including the European Union’s Directive 2012/19/EU on Waste Electrical and Electronic Equipment and Directive 2011/65/EU on the Restriction of the use of certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), as amended. Other jurisdictions have adopted similar legislation. Such requirements typically are not applicable to most equipment produced by our segments. We believe that we have complied with such rules and regulations, where applicable, with respect to our existing products sold into such jurisdictions. We intend to comply with such rules and regulations with respect to our future products.
Wireless communications, whether radio, satellite or telecommunications, are also subject to governmental regulation. Equipment produced in our Communication Systems segment, in particular, is subject to domestic and international requirements to avoid interference among users of radio and television frequencies and to permit interconnection of telecommunications equipment. We are also required to comply with technical operating and licensing requirements that pertain to our wireless licenses and operations. We believe that we have complied with such rules and regulations and licenses with respect to our existing products and services, and we intend to comply with such rules and regulations and licenses with respect to our future products and services. Governmental reallocation of the frequency spectrum also could impact our business, financial condition and results of operations.
Raw Materials and Supplies
Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials, such as electronic components, printed circuit boards, metals and plastics, needed for our operations and for our products. We are dependent on suppliers and subcontractors for a large number of components and subsystems and the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and to meet performance and quality specifications and delivery schedules. In some instances, we are dependent on one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. Although we have been affected by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products. On occasion, we have experienced component shortages from vendors as a result of natural disasters, or the RoHS environmental regulations in the European Union or similar regulations in other jurisdictions. These events or regulations may cause a spike in demand for certain electronic components, such as lead-free components, resulting in industry-

wide supply chain shortages. As of June 30, 2017, these component shortages have not had a material adverse effect on our business. For further discussion of risks relating to subcontractors and suppliers, see “Item 1A. Risk Factors” of this Report.
Seasonality
We do not consider any material portion of our business to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of contract awards and the timing and availability of U.S.  Government funding, as well as the timing of product deliveries and customer acceptance.
Employees
We had approximately 17,000 employees at the end of fiscal 2017. Approximately 95 percent of our employees as of the end of fiscal 2017 were located in the U.S. A significant number of our employees possess a U.S. Government security clearance. We also utilize a number of independent contractors. Approximately 600 of our U.S. employees are working under collective bargaining agreements with labor unions and worker representatives. These collective bargaining agreements will be renegotiated at various times over the next three years as they expire. We have historically renegotiated these agreements without significant disruption to operating activities. For certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.
Website Access to Harris Reports; Available Information
General.    We maintain an Internet website at https://www.harris.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section
13(a) or 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after these reports are electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). We also will provide the reports in electronic or paper form free of charge upon request to our Secretary at Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919. We also make available free of charge on our website our annual report to shareholders and proxy statement. Our website and the information posted thereon are not incorporated into this Report or any current or other periodic report that we file with or furnish to the SEC. All reports we file with or furnish to the SEC also are available free of charge via the SEC’s electronic data gathering and retrieval, or EDGAR, system available through the SEC’s website at https://www.sec.gov.
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
Certifications.    We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Report. In addition, an annual CEO certification was submitted by our Chief Executive Officer to the NYSE in November 2016 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by Harris of the NYSE’s corporate governance listing standards.

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
We are highly dependent on sales to U.S. Government customers. The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, in fiscal 2017, 2016 and 2015 was approximately 74 percent, 77 percent and 66 percent, respectively. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenue. Our competitors continuously engage in efforts to expand their business relationships with the

U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. We expect that a majority of the business that we seek will be awarded through competitive bidding. The U.S. Government has increasingly relied on certain types of contracts that are subject to multiple competitive bidding processes, including multi-vendor IDIQ, GWAC, General Services Administration Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. We operate in highly competitive markets, many of our competitors having greater financial resources than we do, and our competitors may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas, and we may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors, as well as the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. The current competitive environment has resulted in unsuccessful bidders more frequently initiating bid protests. Following any contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding. Our U.S. Government programs must compete with programs managed by other government contractors and with other policy imperatives for consideration for limited resources and for uncertain levels of funding during the budget and appropriations process. Budget and appropriations decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) and potential alternative funding arrangements. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending, could have material adverse consequences on our current or future business. The inability of the U.S. Government to pass a budget, potentially leading to a “continuing resolution” (flat funding levels) or to a U.S. Government shutdown, also could have material adverse consequences on our current or future business. For more information regarding sequestration, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Considerations — Industry-Wide Opportunities, Challenges and Risks” of this Report.
We depend significantly on U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations and cash flows.
Over its lifetime, a U.S. Government program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. Government programs is subject to Congressional appropriations. Although multi-year contracts may be authorized and appropriated in connection with major procurements, Congress generally appropriates funds on a government fiscal year basis. Procurement funds are typically made available for obligation over the course of one to three years. Consequently, programs often receive only partial funding initially, and additional funds are obligated only as Congress authorizes further appropriations. The termination of funding for a U.S. Government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.
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
In addition, U.S. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience upon payment only for work done and commitments made at the time of termination. We can give no assurance that one or more of our U.S. Government contracts will not be terminated under these circumstances. Also, we can give no assurance that we would be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of our U.S. Government contracts. Because a significant portion of our revenue is dependent on our performance and payment under our U.S. Government contracts, the loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
We face the risk, as does any company, of a security breach, whether through cyber attack or cyber intrusion over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or with access to systems inside our organization, or other significant disruption of our IT networks and related systems. We face an added risk of a security breach or other significant disruption of the IT networks and related systems that we develop, install, operate and maintain for certain of our customers, which may involve managing and protecting information relating to national security and other sensitive government functions or personally identifiable or protected health information. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As an advanced technology-based solutions provider, and particularly as a government contractor, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks and related systems and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. Although we make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks due to the nature of our business and the industries in which we operate. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption involving these types of information and IT networks and related systems could:

•	Disrupt the proper functioning of these networks and systems and, therefore, our operations and/or those of certain of our customers;

•
Result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours, our customers or our employees, including trade secrets, which could be used to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;

•	Compromise national security and other sensitive government functions;

•	Require significant management attention and resources to remedy the damages that result;

•	Subject us to claims for contract breach, damages, credits, penalties or termination; and

•	Damage our reputation with our customers (particularly agencies of the U.S. Government) and the public generally.
Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations and cash flows.
The U.S. Government’s budget deficit, the national debt and sequestration could have an adverse impact on our business, financial condition, results of operations and cash flows.
The U.S. Government’s budget deficit, the national debt and sequestration could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways, including the following:

•	The U.S. Government could reduce or delay its spending on, or reprioritize its spending away from, the government programs in which we participate;

•
The U.S. Government may be unable to complete its budget process before the end of its fiscal year on September 30 and thus would be required either to shut down or be funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. Government to continue operations but does not authorize new spending initiatives, either of which could result in reduced or delayed orders or payments for products and services we provide, which may decrease our revenue, profitability or cash flows or otherwise have a material adverse effect on our business, financial condition and results of operations;

•
U.S. Government spending could be impacted by sequestration or alternate arrangements, which increases the uncertainty as to, and the difficulty in predicting, U.S. Government spending priorities and levels; and

•
We may experience declines in revenue, profitability and cash flows as a result of reduced or delayed orders or payments or other factors caused by economic difficulties of our customers and prospective customers, including U.S. Federal, state and local governments.

The level of returns on defined benefit plan assets, changes in interest rates and other factors could affect our earnings and cash flows in future periods.
A substantial portion of our current and retired employee population is covered by defined benefit pension and other postretirement defined benefit plans (collectively, “defined benefit plans”), as a result of our acquisition of Exelis. We may experience significant fluctuations in costs related to defined benefit plans as a result of macro-economic factors, such as interest rates, that are beyond our control. The cost of our defined benefit plans is incurred over long periods of time and involves various factors and uncertainties during those periods that can be volatile and unpredictable, including the rates of return on defined benefit plan assets, discount rates used to calculate liabilities and expenses, mortality of plan participants and trends for future medical costs. We develop our assumptions using relevant plan experience and expectations in conjunction with market-related data. Our financial position and results of operations could be materially affected by significant changes in key economic indicators, financial market volatility, future legislation and other governmental regulatory actions.
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
U.S. Government Cost Accounting Standards (“CAS”) govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. Government. As a result, we expect to continue to seek reimbursement from the U.S. Government for a portion of our postretirement costs and plan contributions.
On December 27, 2011 the U.S. Government’s Cost Accounting Standards Board published a final rule that harmonizes CAS pension cost reimbursement rules with the Pension Protection Act of 2006 (“PPA”) funding requirements. The rule is expected to eventually mitigate the mismatch between CAS costs and PPA-amended Employee Retirement Income Security Act of 1974 (“ERISA”) minimum funding requirements, and result in an acceleration of allowable CAS pension costs as compared to the prior rules. The final rule applied to Exelis’ contracts starting in 2013, including a five-year phase in. The full phase-in was achieved in 2017. We anticipate that government contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule, although we can give no assurances in this regard.
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
We are dependent on sales to customers outside the U.S. The percentage of our total revenue represented by revenue from products and services exported from the U.S., including foreign military sales, or manufactured or rendered abroad in fiscal 2017, 2016 and 2015 was 22 percent, 20 percent and 29 percent, respectively. Approximately 20 percent of our international business in fiscal 2017 was transacted in local currency. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is from, and a significant portion of our business activity is being conducted with or in, less-developed countries and sometimes countries with unstable governments, or in areas of military conflict or at military installations. We are subject to risks of doing business internationally, including:

•	Currency exchange controls, fluctuations of currency and currency revaluations;

•
The laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act (“FCPA”);

•	Import and export licensing requirements and regulations, as well as unforeseen changes in export controls and other trade regulations;

•	Changes in regulatory requirements, including business or operating license requirements, imposition of tariffs or embargoes;

•	Uncertainties and restrictions concerning the availability of funding, credit or guarantees;

•	Risk of non-payment or delayed payment by foreign governments;

•
Contractual obligations to non-U.S. customers may include specific in-country purchases, investments, manufacturing agreements or financial or other support arrangements or obligations, known as offset obligations, that may extend over several years, may require teaming with local companies and may result in significant penalties if not satisfied;

•	The complexity and necessity of using, and disruptions involving our, international dealers, distributors, sales representatives and consultants;

•	The difficulties of managing a geographically dispersed organization and culturally diverse workforces, including compliance with local laws and practices;

•	Difficulties associated with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;

•	Uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract terms;

•	Rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism or the threat of international boycotts or U.S. anti-boycott legislation; and

•	Increased risk of an incident resulting in damage or destruction to our facilities or products or resulting in injury or loss of life to our employees, subcontractors or other third parties.
Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.
We have implemented compliance controls, policies and procedures designed to prevent reckless or criminal acts from being committed by our employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, such as the FCPA, and to detect any such reckless or criminal acts committed. We cannot ensure, however, that our controls, policies and procedures will prevent or detect all such reckless or criminal acts, and we have been adversely impacted by such acts in the past. If not prevented, such reckless or criminal acts could subject us to civil or criminal investigations, monetary and non-monetary penalties and suspension and debarment by the U.S. Government and could have a material adverse effect on our ability to conduct business, our results of operations and our reputation. In addition, misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation and could adversely impact our ability to continue to contract with the U.S. Government.
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
Our businesses are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our performance depends on a number of factors, including our ability to:

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
We participate in U.S. and international markets that are subject to uncertain economic conditions. In particular, U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including sequestration and potential alternative funding arrangements. In addition, certain of our non-U.S. customers, including in the Middle East and other oil or natural-gas producing countries, could be adversely affected by weakness or volatility in oil or natural gas prices, or negative expectations about future prices or volatility, which could adversely affect demand for tactical communications or other products. As a result, it is difficult to estimate the level of growth in the markets in which we participate. Because all components of our budgeting and forecasting are dependent on estimates of growth in the markets we serve, the uncertainty renders estimates of or guidance relating to future revenue, income and expenditures even more difficult. As a result, we may make significant investments and expenditures but never realize the anticipated benefits.
We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.
Ongoing instability and current conflicts in global markets, including in the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geo-political events throughout the world, including the pending voluntary exit of the United Kingdom from the European Union (commonly referred to as “Brexit”), have created economic and political uncertainties that could have a material adverse effect on our business, operations and profitability. These matters cause uncertainty in the world’s financial and insurance markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate. These matters may cause us to incur increased costs or experience difficulty with future borrowings under our commercial paper program or credit facilities or in the debt markets, or otherwise with financing our operating, investing (including any future acquisitions) or financing activities. These matters also may cause our insurance coverages and performance bonds to increase in cost, or in some cases, to be unavailable altogether.
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

•
Risk that indemnification related to divested businesses that we may be required to provide to acquirers of such businesses or that applicable purchase price adjustments related to such divestitures may be significant and could negatively impact our business;

•
Risk that we are not able to complete strategic divestitures on satisfactory terms and conditions, including non-competition arrangements applicable to certain of our business lines, or within expected timeframes;

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
We engage subcontractors on many of our contracts. We may have disputes with our subcontractors, including regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract or subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our products and services that we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components, subsystems and services that we require. Our supply chain could also be disrupted by external events, such as natural disasters or other significant disruptions (including extreme weather conditions, medical epidemics, acts of terrorism, cyber attacks and labor disputes), governmental actions and legislative or regulatory changes, including product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products and services to our customers. We can give no assurances that we will be free from disputes with our subcontractors, material supply problems or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and could harm our business, financial condition, results of operations and cash flows. In addition, in connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. Government and we rely on our subcontractors and suppliers to comply with applicable laws, regulations and other requirements regarding procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials, including parts or materials they supply to us, and in some circumstances, we rely on their certifications as to their compliance. From time to time, there are components for which there may be only one supplier. The inability of a sole source supplier to meet our needs could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain of the defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, electronic warfare systems, space superiority systems, C4ISR systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. Other examples of unforeseen problems that could result, either directly or indirectly, in the loss of life or property or otherwise negatively affect revenue and profitability include loss on launch of spacecraft, premature failure of products that cannot be accessed for repair or replacement, problems with quality and workmanship, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. In addition, problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements. In many circumstances, we may receive indemnification from the U.S. Government. We generally do not receive indemnification from foreign governments. Although we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible for us to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of U.S. Government indemnity and our insurance coverage would harm our financial condition, results of operations and cash flows. Other factors that may affect revenue and profits include loss of follow-on work, and, in the case of certain contracts, liquidated damages, penalties and repayment to the customer of contract cost and fee payments we previously received. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

Changes in our effective tax rate may have an adverse effect on our results of operations.
Our future effective tax rate may be adversely affected by a number of factors including:

•	The jurisdictions in which profits are determined to be earned and taxed;

•	Adjustments to estimated taxes upon finalization of various tax returns;

•	Increases in expenses not fully deductible for tax purposes, including write-offs of acquired in-process R&D and impairment of goodwill or other long-term assets in connection with acquisitions;

•	Changes in available tax credits;

•	Changes in share-based compensation expense;

•	Changes in the valuation of our deferred tax assets and liabilities;

•	Changes in domestic or international tax laws or the interpretation of such tax laws; and

•	The resolution of issues arising from tax audits with various tax authorities.
Any significant increase in our future effective tax rates could adversely impact our results of operations for future periods.
Our level of indebtedness and our ability to make payments on or service our indebtedness and our unfunded defined benefit plans liability may adversely affect our financial and operating activities or our ability to incur additional debt.
At the end of fiscal 2017, we had $3.9 billion in aggregate principal amount of outstanding debt and approximately $1.3 billion of unfunded defined benefit plans liability. In the future we may increase our borrowings; however, our ability to do so will be subject to limitations imposed on us by our debt agreements. Our ability to make payments on and to refinance our indebtedness as well as any future debt that we may incur and our ability to make contributions to our unfunded defined benefit plans liability, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due or make contributions to our unfunded defined benefit plans liability, we may be forced to sell assets or take other disadvantageous actions, including reducing financing in the future for working capital, capital expenditures and general corporate purposes; reducing our cash dividend rate and/or share repurchases; or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the defense technology industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.
A downgrade in our credit ratings could materially adversely affect our business.
The credit ratings assigned to our debt securities could change based on, among other things, our results of operations, financial condition, mergers, acquisitions or dispositions. These ratings are subject to ongoing evaluation by credit rating agencies, and there can be no assurance that any rating will not be changed or withdrawn by a rating agency in the future. Moreover, these credit ratings are not recommendations to buy, sell or hold any of our debt securities. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, would likely increase our borrowing costs and affect our ability to incur new indebtedness or refinance our existing indebtedness, which in turn could have a material adverse effect on our financial condition, results of operations and cash flows and the market value of our common stock and outstanding debt securities.
Unforeseen environmental issues could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our operations are subject to and affected by many Federal, state, local and foreign environmental laws and regulations. In addition, we could be affected by future environmental laws or regulations, including, for example, new restrictions on materials used in our operations. Compliance with current and future environmental laws and regulations may require significant operating and capital costs. Environmental laws and regulations may authorize substantial fines and criminal sanctions as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations related to remediation of conditions in the environment. In addition, if violations of environmental laws result in our, or in one or more of our operations, being identified as an excluded party in the U.S. Government’s System for Award Management, then we or one or more of our operations would become ineligible to receive certain contracts, subcontracts and other benefits from the Federal government or to perform work under a government contract or subcontract. Generally, such ineligibility would continue until the basis for the listing has been appropriately addressed. Developments such as the adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments under previously priced contracts, or financial insolvency of other responsible parties could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
Our corporate headquarters and significant business operations are located in Florida, which is subject to the risk of major hurricanes. Our worldwide operations and operations of our suppliers could be subject to natural disasters or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, cyber attacks and other natural and manmade disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, subcontractors, distributors, resellers or customers; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses and materially adversely affect our business, financial condition, results of operations and cash flows.
Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other long-term assets to become impaired, resulting in substantial losses and write-downs that would adversely affect our results of operations.
As part of our overall strategy, we will, from time to time, acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, such assumptions and judgment may prove to have been inaccurate and unforeseen issues could arise, which could adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounted for approximately 53 percent of our recorded total assets as of June 30, 2017. We evaluate the recoverability of recorded goodwill annually, as well as when we change reporting units and when events or circumstances indicate there may be an impairment. The impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition. For additional information on accounting policies we have in place for impairment of goodwill, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 1: Significant Accounting Policies and Note 8: Goodwill in the Notes.
Some of our workforce is represented by labor unions, so our business could be harmed in the event of a prolonged work stoppage.
Approximately 600 of our U.S. employees are unionized, which represented approximately 4 percent of our employee-base at the end of fiscal 2017. As a result, we may experience work stoppages, which could adversely affect our business. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor collective bargaining agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our business, financial condition, results of operations and cash flows.
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
Risks Relating to the Spin-off of Vectrus Completed by Exelis
On September 27, 2014, before being acquired by Harris, Exelis completed the spin-off of Vectrus, Inc. (“Vectrus”). After the spin-off, Exelis and Vectrus operated independently of each other and neither company had an ownership interest in the other. Prior to the completion of the spin-off, Exelis and Vectrus entered into a Distribution Agreement and related separation agreements that provided mechanisms for an orderly separation and govern the post-separation relationship between Exelis and Vectrus. These agreements generally provide that each party is responsible for its respective assets, liabilities and obligations following the spin-off, including employee benefits, intellectual property, IT, insurance and tax-related assets and liabilities. The agreements also set forth Exelis’ obligation to provide Vectrus with certain temporary transition services. The agreements include the Distribution Agreement, Employee Matters Agreement, Tax Matters Agreement, Transition Services Agreement and several intellectual property agreements. The following are among the risks we face in connection with the spin-off of Vectrus completed by Exelis:
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
The Distribution Agreement provides for certain indemnifications and cross-indemnifications among Exelis, ITT and Xylem. The indemnifications address a variety of subjects, including indemnification by ITT of Exelis in respect of certain asserted and unasserted asbestos or silica liability claims. These indemnifications include claims relating to the presence or alleged presence of asbestos or silica in products manufactured, repaired or sold prior to the distribution date, subject to limited exceptions with respect to certain employee claims. These indemnifications also include claims relating to the presence or alleged presence of asbestos or silica in the structure or material of any building or facility, subject to exceptions with respect to employee claims relating to Exelis or Xylem buildings or facilities. The indemnifications are absolute and indefinite. The indemnification associated with pending and future asbestos and silica claims does not expire. There can be no assurance, however, that ITT will be able to satisfy its indemnification obligations.
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
Our principal executive offices are located at owned facilities in Melbourne, Florida. As of June 30, 2017, we operated approximately 170 locations in the U.S., Canada, Europe, the Middle East and Asia, consisting of approximately 10 million square feet of manufacturing, administrative, R&D, warehousing, engineering and office space, of which we owned approximately 7 million square feet and leased approximately 3 million square feet. There are no material encumbrances on any of our owned facilities. Our leased facilities are, for the most part, occupied under leases for remaining terms ranging from one month to 10 years, a majority of which can be terminated or renewed at no longer than 5-year intervals at our option. As of June 30, 2017, we had major operations at the following locations:
Communication Systems — Rochester, New York; Lynchburg and Roanoke, Virginia; and Basingstoke, United Kingdom.
Electronic Systems — Palm Bay, Panama City, Malabar and Melbourne, Florida; Clifton, New Jersey; Van Nuys, California; Herndon, Virginia; Salt Lake City, Utah; and Amityville, New York.
Space and Intelligence Systems — Palm Bay, Malabar and Melbourne, Florida; Rochester, New York; Colorado Springs, Colorado; and Fort Wayne, Indiana.
Corporate — Melbourne, Florida.
The following is a summary of the approximate floor space of our offices and facilities in productive use, by segment, at June 30, 2017:

Segment	Approximate Total Sq. Ft. Owned	Approximate Total Sq. Ft. Leased	Approximate Total Sq. Ft.

	(In millions)
Communication Systems	1.5	0.8	2.3
Electronic Systems	2.0	1.6	3.6
Space and Intelligence Systems	2.5	0.8	3.3
Corporate	0.4	0.1	0.5
Total	6.4	3.3	9.7
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
General.    From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At June 30, 2017, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 30, 2017 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
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
U.S. Government Business.    We are engaged in supplying goods and services to various departments and agencies of the U.S. Government. We are therefore dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies. U.S. Government development and production contracts typically involve long lead times for design and development, are subject to significant changes in contract scheduling and may be unilaterally modified or canceled by the U.S. Government. Often these contracts call for successful design and production of complex and technologically advanced products or systems. We may participate in supplying goods and services to the U.S. Government as either a prime contractor or as a subcontractor to a prime contractor. Disputes may arise between the prime contractor and the U.S. Government or between the prime contractor and its subcontractors and may result in litigation or arbitration between the contracting parties.
Generally, U.S. Government contracts are subject to procurement laws and regulations, including the Federal Acquisition Regulation (“FAR”), which outline uniform policies and procedures for acquiring goods and services by the U.S. Government, and specific agency acquisition regulations that implement or supplement the FAR, such as the Defense Federal Acquisition Regulation Supplement. As a U.S. Government contractor, our contract costs are audited and reviewed on a continuing basis by the Defense Contract Audit Agency (“DCAA”). The DCAA also reviews the adequacy of, and a U.S. Government contractor’s compliance with, the contractor’s business systems and policies, including the contractor’s property, estimating, compensation and management information systems. In addition to these routine audits, from time to time, we may, either individually or in conjunction with other U.S. Government contractors, be the subject of audits and investigations by other agencies of the U.S. Government. These audits and investigations are conducted to determine if our performance and administration of our U.S. Government contracts are compliant with applicable contractual requirements and procurement and other applicable Federal laws and regulations. These investigations may be conducted without our knowledge. We are unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against us or our officers or employees. Under present U.S. Government procurement laws and regulations, if indicted or adjudged in violation of procurement or other Federal laws, a contractor, such as us, or one or more of our operating divisions or subdivisions, could be subject to fines, penalties, repayments, or compensatory or treble damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for a period of time to be determined by the U.S. Government. Suspension or debarment would have a material adverse effect on us because of our reliance on U.S. Government contracts. In addition, our export privileges could be suspended or revoked, which also would have a material adverse effect on us. For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors” of this Report.
International.    As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under U.S. export control laws, the FCPA and other similar U.S. and international laws.
Environmental Matters.    We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites, including as a result of our acquisition of Exelis. These sites are in various stages of investigation and/or remediation and in some of these proceedings our liability is considered de minimis. We have received notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, Exelis received notice in June 2014 from the U.S. Department of Justice (“DOJ”), Environment and Natural Resources Division, that it may be potentially responsible for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, the EPA issued on March 4, 2016, a record of decision selecting a remedy for the lower 8.3-mile stretch of the Lower Passaic River. The EPA’s selected remedy includes dredging the river bank to bank, installing an engineered cap and long-term monitoring. The EPA estimates the cost of the cleanup project will be $1.38 billion. On March 31, 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of their potential liability for the cost of the cleanup project but their respective allocations have not been determined. We have found no evidence that Exelis contributed any of the primary contaminants of concern to the Passaic River. We intend to vigorously defend ourselves in this matter and we believe our ultimate costs will not be material. Although it is not feasible to predict the outcome of these environmental claims, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims in existence at

June 30, 2017 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age, position held with us, and principal occupation and employment during at least the past five years for each of our executive officers as of August 25, 2017, were as follows:

Name and Age	Position Currently Held and Past Business Experience
William M. Brown, 54
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

Robert L. Duffy, 50
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

Sheldon J. Fox, 58
Senior Vice President, Operations and Information Technology since August 2017. Senior Vice President, Integration and Engineering from July 2015 to August 2017. Group President, Government Communications Systems from June 2010 to July 2015. President, National Intelligence Programs, Government Communications Systems from December 2007 to May 2010. President, Defense Programs, Government Communications Systems from May 2007 to December 2007. Vice President and General Manager, Department of Defense Programs, Government Communications Systems Division from July 2006 to April 2007. Vice President of Programs, Department of Defense Communications Systems, Government Communications Systems Division from July 2005 to June 2006. Mr. Fox joined Harris in 1984.

William H. Gattle, 56
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

Rahul Ghai, 45
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

Dana A. Mehnert, 55
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

Name and Age	Position Currently Held and Past Business Experience
Scott T. Mikuen, 55
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

Todd A. Taylor, 44
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

Christopher D. Young, 57
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

Edward J. Zoiss, 52
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
Market Information and Price Range of Common Stock
Our common stock, par value $1.00 per share, is listed and traded on the NYSE, under the ticker symbol “HRS.” According to the records of our transfer agent, as of August 25, 2017, there were approximately 13,075 holders of record of our common stock. The high and low sales prices of our common stock as reported in the NYSE consolidated transaction reporting system and the cash dividends paid on our common stock for each quarterly period in our last two fiscal years are reported below:

	High	Low	Cash Dividends		High	Low	Cash Dividends
Fiscal 2017				Fiscal 2016
First Quarter	$94.09	$80.78	$0.53	First Quarter	$84.78	$70.10	$0.50
Second Quarter	$107.54	$88.89	0.53	Second Quarter	$89.78	$73.72	0.50
Third Quarter	$113.00	$99.13	0.53	Third Quarter	$89.35	$70.97	0.50
Fourth Quarter	$114.32	$106.18	0.53	Fourth Quarter	$84.75	$73.32	0.50
			$2.12				$2.00
On August 25, 2017, the last sale price of our common stock as reported in the NYSE consolidated transaction reporting system was $119.66 per share.
Dividends
The cash dividends paid on our common stock for each quarterly period in our last two fiscal years are set forth in the tables above. On August 25, 2017, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.53 per share to $.57 per share, for an annualized cash dividend rate of $2.28 per share, which was our sixteenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate in fiscal 2017, 2016 and 2015 was $2.12 per share, $2.00 per share and $1.88 per share, respectively. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that quarterly cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of quarterly cash dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.
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
The performance graph and table below compare the 5-year cumulative total shareholder return of our common stock with the comparable 5-year cumulative total returns of the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the Standard & Poor’s 500 Aerospace & Defense Index (“S&P 500 Aerospace & Defense”). The figures in the performance graph and table below assume an initial investment of $100 at the close of business on June 29, 2012 in Harris common stock, the S&P 500 and the S&P 500 Aerospace & Defense and the reinvestment of all dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
HARRIS, S&P 500 AND S&P 500 AEROSPACE & DEFENSE

HARRIS FISCAL YEAR END	2012	2013	2014	2015	2016	2017
Harris	$100	$121	$191	$201	$219	$295
S&P 500	$100	$121	$150	$163	$168	$198
S&P 500 Aerospace & Defense	$100	$132	$174	$188	$211	$271

Sales of Unregistered Securities
During fiscal 2017, we did not issue or sell any unregistered securities.

Issuer Purchases of Equity Securities
During fiscal 2017, we repurchased 6,340,287 shares of our common stock under our repurchase programs for $710 million, including $600 million pursuant to fixed-dollar accelerated share repurchase (“ASR”) agreements. During fiscal 2016, we did not repurchase any shares of our common stock under our repurchase programs. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended June 30, 2017:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
Month No. 1
(April 1, 2017-April 28, 2017)
Repurchase Programs	—	—	—	$1,223,390,297
Employee Transactions (3)	34,592	$111.92	—	—
Month No. 2
(April 29, 2017-May 26, 2017)
Repurchase Programs (2)	2,209,175	(2)	2,209,175	$973,390,297
Employee Transactions (3)	18,904	$109.25	—	—
Month No. 3
(May 27, 2017-June 30, 2017)
Repurchase Programs	—	—	—	$973,390,297
Employee Transactions (3)	16,941	$110.35	—	—
Total	2,279,612		2,209,175	$973,390,297

*	Periods represent our fiscal months.

(1)
On August 26, 2013, we announced that on August 23, 2013, our Board of Directors approved a share repurchase program (our “2013 Repurchase Program”) authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. On February 2, 2017, we announced that on January 26, 2017, our Board of Directors approved a new share repurchase program (our “2017 Repurchase Program”) authorizing us to repurchase up to $1 billion in shares of our common stock through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. Our 2017 Repurchase Program does not have a stated expiration date and is in addition to our 2013 Repurchase Program, which also did not have a stated expiration date. Our repurchases during the quarter ended June 30, 2017 used the entire remaining dollar amount of the authorization under our 2013 Repurchase Program and a portion of the dollar amount of the authorization under our 2017 Repurchase Program. As of June 30, 2017, $973,390,297 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our 2017 Repurchase Program.

(2)
On May 5, 2017, we entered into a fixed-dollar ASR agreement (“May ASR”), pursuant to which, on May 5, 2017 we paid $250 million and received from the counterparty an initial delivery of 1,931,818 shares of our common stock based on a price of $110.00 per share, representing approximately 85 percent of the total number of shares of our common stock we expect to repurchase under the May ASR. The specific total number of shares we ultimately repurchase under the May ASR will be based on the average of the daily volume-weighted average price per share of our common stock during the term of the transaction, less a discount, and subject to adjustments pursuant to the terms and conditions of the May ASR. Upon settlement of the May ASR, we may receive additional shares of our common stock from the counterparty or, under certain limited circumstances, be required to deliver shares of our common stock to the counterparty. Settlement of the May ASR is expected to occur no later than the end of the first quarter of fiscal 2018. On May 11, 2017, the second tranche of a fixed-dollar ASR agreement to repurchase an unspecified total number of shares of our common stock for $350 million that we entered into on February 6, 2017 (“February ASR”) settled, and we received from the counterparty 277,357 additional shares of our common stock. In total, we repurchased 3,207,236 shares of our common stock pursuant to the February ASR at an average price of $109.13 per share.

(3)
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

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is included in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report. See Note 15: Stock Options and Other Share-Based Compensation in the Notes for a general description of our share-based incentive plans.

ITEM 6.	SELECTED FINANCIAL DATA.
The following table summarizes our selected historical financial information for each of the last five fiscal years. Amounts pertaining to our results of operations are presented on a continuing operations basis. See Note 3: Discontinued Operations and Divestitures in the Notes for information regarding discontinued operations. The selected financial information shown below has been derived from our audited Consolidated Financial Statements, which for data presented for fiscal 2017 and 2016 are included elsewhere in this Report. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes, included elsewhere in this Report.

	Fiscal Years Ended
	2017 (1)	2016 (2)	2015 (3)	2014	2013 (4)
	(In millions, except per share amounts)
Results of Operations:
Revenue from product sales and services	$5,900	$5,992	$3,885	$3,622	$3,828
Cost of product sales and services	3,811	3,900	2,370	2,189	2,371
Interest expense	172	183	130	94	109
Income from continuing operations before income taxes	905	884	396	642	569
Income taxes	267	273	109	202	168
Income from continuing operations	638	611	287	440	401
Discontinued operations, net of income taxes	(85)	(287)	47	94	(292)
Net income	553	324	334	534	109
Noncontrolling interests, net of income taxes	—	—	—	1	4
Net income attributable to Harris Corporation	553	324	334	535	113
Average shares outstanding (diluted)	124.3	125.0	106.8	107.3	111.2
Per Share Data (Diluted):
Income from continuing operations	$5.12	$4.87	$2.67	$4.08	$3.58
Income (loss) from discontinued operations, net of income taxes	(0.68)	(2.28)	0.44	0.87	(2.57)
Net income	4.44	2.59	3.11	4.95	1.01
Cash dividends	2.12	2.00	1.88	1.68	1.48
Financial Position at Fiscal Year-End:
Net working capital (5)	$147	$643	$909	$877	$651
Net property, plant and equipment	904	924	1,031	576	499
Long-term debt, net	3,396	4,120	5,053	1,564	1,564
Total assets	10,090	12,009	13,127	4,919	4,845
Equity	2,928	3,057	3,402	1,825	1,561
Book value per share	24.48	24.53	27.51	17.30	14.60
 ___________

(1)	Results for fiscal 2017 included a $51 million after-tax ($.41 per diluted common share) charge for Exelis acquisition-related and other items.

(2)
Results for fiscal 2016 included: (i) $121 million for integration and other costs associated with our acquisition of Exelis in the fourth quarter of fiscal 2015, including $11 million for amortization of a step-up in inventory; (ii) $33 million of charges for restructuring and other items; (iii) a net liability reduction of $101 million for certain post-employment benefit plans; and (iv) a $10 million net gain on the sale of Aerostructures. Income taxes on the above items were $8 million. Income from continuing operations included an after-tax impact of $34 million or $.27 per diluted common share from the above items.

(3)
Results for fiscal 2015 included results of Exelis following the close of the acquisition on May 29, 2015 and a $205 million after-tax ($1.91 per diluted share) charge for transaction, financing, integration, restructuring and other costs, primarily related to our acquisition of Exelis.

(4)
Results for fiscal 2013 included a $71 million after-tax ($.64 per diluted share) charge, net of government cost reimbursement, for Company-wide restructuring and other actions, including prepayment of long-term debt, asset impairments, a write-off of capitalized software, facility consolidation, workforce reductions and other associated costs.

(5)
Net working capital decreased in fiscal 2017 compared with fiscal 2016 primarily due to a $172 million increase in current portion of long-term debt and a $161 million decrease associated with net working capital of discontinued operations.

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
The following is a list of the sections of this MD&A, together with our perspective on their contents, which we hope will assist in reading these pages:

•
Business Considerations — a general description of our business; the value drivers of our business; fiscal 2017 results of operations and liquidity and capital resources key indicators; and industry-wide opportunities, challenges and risks that are relevant to us in defense, government and commercial markets.

•
Operations Review — an analysis of our consolidated results of operations and of the results in each of our business segments, to the extent the segment operating results are helpful to an understanding of our business as a whole, for the three years presented in our financial statements.

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

BUSINESS CONSIDERATIONS
General
We generate revenue, income and cash flows by developing, manufacturing or providing, and selling advanced, technology-based solutions that solve government and commercial customers’ mission-critical challenges. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of the end of fiscal 2017, we had approximately 17,000 employees, including approximately 7,700 engineers and scientists. We generally sell directly to our customers, and we utilize agents and intermediaries to sell and market some products and services, especially in international markets.
We structure our operations primarily around the products, systems and services we sell and the markets we serve, and we report the financial results of our continuing operations in the following three reportable segments, which are also referred to as our business segments:

•
Communication Systems, serving markets in tactical communications and defense products, including tactical ground and airborne radio communications solutions and night vision technology, and in public safety networks;

•	Electronic Systems, providing electronic warfare, avionics and C4ISR solutions for the defense industry and ATM solutions for the civil aviation industry; and

•
Space and Intelligence Systems, providing intelligence, space protection, geospatial, complete Earth observation, universe exploration, PNT, and environmental solutions for national security, defense, civil and commercial customers, using advanced sensors, antennas and payloads, as well as ground processing and information analytics.

As described above and in more detail in Note 1: Significant Accounting Policies under “Principles of Consolidation” and in Note 3: Discontinued Operations and Divestitures in the Notes, we completed the divestiture of CapRock in the third quarter of fiscal 2017 and the divestiture of IT Services in the fourth quarter of fiscal 2017. CapRock and IT Services were part of our former Critical Networks segment and are reported as discontinued operations in this Report. Our historical financial results have been restated for all periods presented in this Report to account for businesses reported as discontinued operations in this Report. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.
In connection with entering into the definitive agreement to sell IT Services, our other remaining operations that had been part of our former Critical Networks segment, including our ATM business and our PMRF program, were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated. The historical results, discussion and presentation of our business segments as set forth in this Report reflect the impact of these changes for all periods presented in order to present all segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from these segment changes.
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
Value Drivers of Our Business
Fiscal 2017 represented a critical inflection point for us. We entered the year undergoing a multi-year transformation to reposition the Company and deliver against our strategic priorities. Through disciplined execution, we were able to capture annual run-rate savings from the Exelis acquisition a full year ahead of schedule, while driving operational efficiencies and optimizing our portfolio to focus on businesses where technology is a differentiator. We completed the IT Services and CapRock divestitures during the fiscal year and used the proceeds along with our net cash provided by operating activities to repurchase shares of our common stock, pay down debt and make a voluntary contribution to our pension plans. In fiscal 2018, we intend to focus on continuing to create long-term, sustainable shareholder value by building on the positive momentum from our solid fiscal 2017 performance that included delivering against all of our strategic priorities. We expect the combination of our strong competitive position, differentiated technologies that address our customers’ most critical challenges and excellent operational execution to drive top-line growth and higher earnings in the medium-term.
Our strategic focus includes:

•	Growing revenue across all three business segments;

•	Driving flawless execution while maintaining margins through operational excellence; and

•	Maximizing cash flow with balanced capital deployment while continuing to invest for the future.
As we have seen in the Government Fiscal Year (“GFY”) 2017 Omnibus Appropriations Bill, as well as the President’s 2018 budget request and Congressional markups, the U.S. Government funding outlook is improving, and our programs are expected to be largely well-supported, especially within the DoD for our tactical communications business, electronic systems and in intelligence community budgets. An important part of our strategy is to grow revenue across the business in fiscal 2018 and beyond, and we expect all segments will contribute to this growth. For Communication Systems, we expect to begin seeing the benefits of DoD modernizations towards the second half of fiscal 2018 as we start to deliver next-generation tactical radios with new features and capabilities to the U.S. Special Operations Forces and the U.S. Army, and we believe this will continue into fiscal 2019 and beyond. Our international tactical business began to stabilize in the second half of fiscal 2017, and we expect to return to growth in the medium-term as the Middle East comes out of a trough and Australia and U.K. modernizations get underway. In Electronic Systems, we expect to see growth across the board. Our electronic warfare business has a solid and growing pipeline of opportunities on the F-35, F-16 and F-18 platforms, as well as for the B-52 and C-130J platforms. For Space and Intelligence Systems, we expect to see continued strong growth in the classified area, driven by budget increases and expansion into new adjacencies. We also expect increasing momentum in commercial space from recapitalizations.
Our operational excellence program, Harris Business Excellence (“HBX”), is focused on streamlining processes, optimizing program execution, and increasing customer satisfaction. HBX incorporates standardized, industry-proven processes and tools based on the principles of Lean Six Sigma. Since implementation, we have made significant strides in customer satisfaction, productivity and asset velocity through our efforts to optimize processes, eliminate waste, reduce costs and enhance quality across multiple aspects of our business. One method we use to drive continuous improvement is “value engineering” — continuously evaluating new materials, processes and technologies to insert into products already in production, helping to reduce costs and improve both quality and customer satisfaction.
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
We have adopted a portfolio management approach designed to optimize investment in R&D at the Company level rather than the business unit level. This approach is intended to ensure our R&D investment is cost-effective, supports innovation across the entire Company and maximizes efficiency while maintaining our technological edge. We introduced standardized processes and common metrics to track progress and gauge success, and established Core Technology Centers to more fully leverage R&D investment across our Company.
During fiscal 2017, we thoughtfully deployed proceeds from divestitures and net cash provided by operating activities. We returned $710 million to our shareholders through share repurchases and another $262 million in dividends. We also used $499 million for net repayment of borrowings (including retiring $575 million of debt) and $400 million for a voluntary contribution to our U.S. defined benefit plans which helped reduce our unfunded defined benefit plans liability by 44 percent to $1.3 billion at the end of fiscal 2017. In fiscal 2018, we expect to improve our operating cash flow and to use our capital to achieve our debt repayment commitment, as well as for share repurchases and dividends.
Key Indicators
We believe our value drivers, when implemented, will improve our financial results, including: revenue; income from continuing operations and income from continuing operations per diluted common share; income from continuing operations as a percentage of revenue; net cash provided by operating activities; return on invested capital; return on average equity; and consolidated total indebtedness to total capital ratio. The measure of our success is reflected in our results of operations and liquidity and capital resources key indicators as discussed below.
Fiscal 2017 Results of Operations Key Indicators:    Revenue, income from continuing operations, income from continuing operations per diluted common share and income from continuing operations as a percentage of revenue represent key measurements of our value drivers:

•	Revenue decreased 2 percent to $5.9 billion in fiscal 2017 from $6.0 billion in fiscal 2016;

•	Income from continuing operations increased 4 percent to $638 million in fiscal 2017 from $611 million in fiscal 2016;

•
Income from continuing operations per diluted common share increased 5 percent to $5.12 in fiscal 2017 from $4.87 in fiscal 2016, reflecting both the increase in income from continuing operations as noted above and fewer diluted common shares outstanding due to repurchases of shares of common stock under our repurchase program during the third and fourth quarters of fiscal 2017; and

•	Income from continuing operations as a percentage of revenue increased to 11 percent in fiscal 2017 from 10 percent in fiscal 2016.
Refer to MD&A heading “Operations Review” below in this Report for more information.
Liquidity and Capital Resources Key Indicators:     Net cash provided by operating activities, return on invested capital, return on average equity and our consolidated total indebtedness to total capital ratio also represent key measurements of our value drivers:

•
Net cash provided by operating activities decreased to $569 million in fiscal 2017 from $924 million in fiscal 2016 primarily due to a $400 million voluntary contribution to our defined benefit plans in the fourth quarter of fiscal 2017;

•
Return on invested capital (defined as after-tax operating income from continuing operations divided by the two-point average of invested capital at the beginning and end of the fiscal year, where invested capital equals equity plus debt, less cash and cash equivalents) increased to 11 percent in fiscal 2017 from 10 percent in fiscal 2016;

•
Return on average equity (defined as income from continuing operations divided by the two-point average of equity at the beginning and end of the fiscal year) increased to 21 percent in fiscal 2017 from 19 percent in fiscal 2016;

•	Our consolidated total indebtedness to total capital ratio at June 30, 2017 was 58 percent, compared to our 65 percent covenant limitation under our senior unsecured revolving credit facility;

•	Our cash used for net repayment of borrowings decreased to $499 million (including retiring $575 million of debt) in fiscal 2017 from $669 million in fiscal 2016; and

•	Our unfunded defined benefit plans liability decreased $1.0 billion in fiscal 2017 to $1.3 billion at June 30, 2017 compared to $2.3 billion at July 1, 2016.
Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” below in this Report for more information on net cash provided by (used in) operating, investing and financing activities.

Industry-Wide Opportunities, Challenges and Risks
Department of Defense and Other U.S. Federal Markets:    Our largest customers are various departments and agencies of the U.S. Government — the percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, in fiscal 2017, 2016 and 2015 was approximately 74 percent, 77 percent and 66 percent, respectively. The GFY 2017 (U.S. Government fiscal years begin October 1 and end September 30) budget cycle ended with the Omnibus Appropriations Bill being passed by Congress and signed by President Trump on May 5, 2017. Our programs were fully funded and continue to remain priorities for U.S. Government customers. In addition, President Trump’s GFY 2018 budget request fully funded all of our major programs in both the DoD and civil agencies. Specifically, the GFY 2018 budget request included $574 billion in DoD base funding with an additional $65 billion in Overseas Contingency Operations (“OCO”) funding. The DoD budget request increases funding across all of the services, including SOCOM, from the 2017 GFY continuing resolution (“CR”) levels and provides a 19.2 percent increase in R&D funding and a 4.6 percent increase in procurement funding from 2017 GFY CR levels. The budget request funds the DoD with $52 billion over the limits mandated in the Budget Control Act of 2011 (“BCA”), which established limits on discretionary spending and reduced planned defense spending by $487 billion over a ten-year period beginning with GFY 2012. In addition, the BCA provided for additional automatic spending reductions, known as sequestration, that went into effect March 1, 2013, that would have resulted in an additional $500 billion reduction to planned defense spending over a nine-year period beginning with GFY 2013.
In November 2015, President Obama signed into law the Bipartisan Budget Act of 2015 (“BBA 2015”), which raised the limit on the U.S. Government’s debt through March 2017 and increased the sequester caps on discretionary spending imposed by the BCA by $80 billion over GFY 2016 - 2017, providing more certainty in the near-term budget planning process. However, budget caps for GFYs 2018 through 2022 remain intact after the enactment of BBA 2015 as does the across-the-board spending reduction methodology provided under the BCA.
We anticipate debate and negotiations will continue within the U.S. Government over defense spending for GFY 2018 and beyond, which may have a significant impact on defense spending broadly and on our specific programs. However, as described in further detail in the “Value Drivers of Our Business” section of this MD&A, our programs have been well supported in both the GFY 2017 Omnibus Appropriations Bill as well as the President’s GFY 2018 budget request.
Government Oversight and Risk:    As a U.S. Government contractor, we are subject to U.S. Government oversight. The U.S. Government may investigate our business practices and audit our compliance with applicable rules and regulations. Depending on the results of those investigations and audits, the U.S. Government could make claims against us. Under U.S. Government procurement regulations and practices, an indictment or conviction of a government contractor could result in that contractor being fined and/or suspended from being able to bid on, or from being awarded, new U.S. Government contracts for a period of time determined by the U.S. Government. Similar government oversight exists in most other countries where we conduct business.
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
State and Local:    We also provide products to state and local government agencies that are committed to protecting our homeland and public safety. The public safety market was highly competitive and dependent on state and local government budgets during fiscal 2017. Future market opportunities include upgrading aging analog infrastructure to new digital standards, as well as opportunities associated with next-generation LTE solutions for high data-rate applications, an emerging market in the early stages of development.
International:   We believe there is continuing international demand from military and government customers for tactical radios, public safety communications, electronic warfare equipment, air traffic management, electronic attack and release systems and ISR. We believe we can leverage our domain expertise and proven technology provided in the U.S. to further expand our international business.
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

OPERATIONS REVIEW
Consolidated Results of Operations

	Fiscal Years Ended
	2017	2016	2017/2016 Percent Increase/ (Decrease)	2015	2016/2015 Percent Increase/ (Decrease)

	(Dollars in millions, except per share amounts)
Revenue:
Communication Systems	$1,753	$1,864	(6%)	$1,836	2%
Electronic Systems	2,251	2,233	1%	1,019	119%
Space and Intelligence Systems	1,902	1,899	—%	1,007	89%
Corporate eliminations	(6)	(4)	*	23	*
Total revenue	5,900	5,992	(2%)	3,885	54%
Cost of product sales and services:
Cost of product sales	(3,029)	(3,136)	(3%)	(1,946)	61%
% of revenue from product sales	65%	65%		59%
Cost of services	(782)	(764)	2%	(424)	80%
% of revenue from services	63%	65%		70%
Total cost of product sales and services	(3,811)	(3,900)	(2%)	(2,370)	65%
% of total revenue	65%	65%		61%
Gross margin	2,089	2,092	—%	1,515	38%
% of total revenue	35%	35%		39%
Engineering, selling and administrative expenses	(1,016)	(1,037)	(2%)	(883)	17%
% of total revenue	17%	17%		23%
Non-operating income (loss)	2	10	*	(108)	*
Net interest expense	(170)	(181)	(6%)	(128)	41%
Income from continuing operations before income taxes	905	884	2%	396	123%
Income taxes	(267)	(273)	(2%)	(109)	150%
Effective tax rate	30%	31%		28%
Income from continuing operations	$638	$611	4%	$287	113%
% of total revenue	11%	10%		7%
Income from continuing operations per diluted common share	$5.12	$4.87	5%	$2.67	82%

* Not meaningful

Revenue
Fiscal 2017 Compared With Fiscal 2016:    The decrease in revenue in fiscal 2017 compared with fiscal 2016 was primarily due to lower Tactical Communications revenue in our Communication Systems segment and lower revenue due to the impact of the divestiture of our Aerostructures business in the fourth quarter of fiscal 2016, which contributed $60 million of revenue in fiscal 2016 in our Electronic Systems segment, and the impact of certain environmental and commercial space programs in our Space and Intelligence Systems segment transitioning from a build-out to a sustainment phase, partially offset by higher revenue from the ramp up of the United Arab Emirates integrated battle management system (BMS-ELTS) program and from electronic warfare in our Electronic Systems segment and by $36 million of higher revenue from classified customers in our Space and Intelligence Systems segment.
Fiscal 2016 Compared With Fiscal 2015:    The increase in revenue in fiscal 2016 compared with fiscal 2015 was primarily due to the inclusion in our operating results of revenue from a full year of Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015. Revenue in fiscal 2016 also reflected weakness in our Communication Systems segment related to DoD and international tactical radio markets.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Gross Margin Percentage
Fiscal 2017 Compared With Fiscal 2016:    Gross margin as a percentage of revenue (“gross margin percentage”) in fiscal 2017 was comparable with fiscal 2016 reflecting cost containment and integration-related synergy savings and higher pension income, mostly offset by lower margins from the ADS-B program as it transitions from a build-out to a sustainment phase and the margin impact of lower revenue in our Communication Systems segment.
Fiscal 2016 Compared With Fiscal 2015:    The decrease in gross margin percentage in fiscal 2016 compared with fiscal 2015 was primarily due to a shift in the mix of contract types, toward an increased percentage of lower-margin cost-plus contracts. Additionally, gross margin percentage in fiscal 2016 reflected a lower gross margin percentage in Exelis legacy tactical radio and night vision product lines and write-downs, recorded in the second quarter of fiscal 2016, of certain assets related to restructuring programs.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
Fiscal 2017 Compared With Fiscal 2016:    The decrease in engineering, selling and administrative (“ESA”) expenses in fiscal 2017 compared with fiscal 2016 was primarily due to cost containment, integration-related synergy savings and a $63 million reduction in integration and other costs associated with our acquisition of Exelis in the fourth quarter of 2015, partially offset by the benefit in fiscal 2016 of $101 million net liability reduction for certain post-employment benefit plans recorded during the second quarter of fiscal 2016. ESA expenses as a percentage of revenue (“ESA percentage”) in fiscal 2017 was comparable with fiscal 2016.
Overall Company-sponsored R&D costs were $310 million in fiscal 2017 compared with $305 million in fiscal 2016.
Fiscal 2016 Compared With Fiscal 2015:    The increase in ESA expenses in fiscal 2016 compared with fiscal 2015 was primarily due to the inclusion in our operating results of ESA expenses from a full year of Exelis operations as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015, $109 million of amortization of intangible assets acquired, $121 million of integration and other costs associated with the acquisition (including $11 million for amortization of a step-up in inventory) and $33 million of charges, recorded in fiscal 2016, for restructuring and other items. These drivers of the increase in ESA expenses were partially offset by a net liability reduction of $101 million, recorded in the second quarter of fiscal 2016, for certain post-employment benefit plans. The decrease in ESA percentage in fiscal 2016 compared with fiscal 2015 was primarily due to the net liability reduction for certain post-employment benefits described in the preceding sentence, lower ESA percentage from Exelis businesses and cost savings realized after our acquisition of Exelis, partially offset by the amortization, integration and other costs and charges for restructuring noted in this paragraph.
Overall Company-sponsored R&D costs were $305 million in fiscal 2016 compared with $276 million in fiscal 2015.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Non-Operating Income (Loss)
Fiscal 2017 Compared With Fiscal 2016:    Non-operating income in fiscal 2017 was primarily due to an adjustment to the net gain on the sale of Aerostructures. Non-operating income in fiscal 2016 was primarily due to a $10 million net gain on the divestiture of Aerostructures during the fourth quarter of fiscal 2016.
Fiscal 2016 Compared With Fiscal 2015:    Non-operating income in fiscal 2016 was primarily due to the same reasons as noted above for fiscal 2016 non-operating income. Non-operating loss in fiscal 2015 was primarily due to $118 million of charges associated with our optional redemption on May 27, 2015 of the entire outstanding $400 million principal amount of our 5.95% Notes due December 1, 2017 and the entire outstanding $350 million principal amount of our 6.375% Notes due June 15, 2019, including a total of $5 million of unamortized debt issuance costs and discounts related to these notes that were written off in connection with our redemption of the notes. These charges were partially offset by a pre-tax gain of $9 million related to our divestiture of HCS in the fourth quarter of fiscal 2015.
See Note 21: Non-Operating Income (Loss) in the Notes for further information.
Net Interest Expense
Fiscal 2017 Compared With Fiscal 2016:    Our net interest expense decreased in fiscal 2017 compared with fiscal 2016 primarily due to lower average debt levels as a result of $499 million of net repayment of borrowings, which included $313 million of repayment of our variable-rate term loans and our repayment of the entire outstanding $250 million aggregate principal amount of our 4.25% notes due October 1, 2016.

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
See Note 18: Interest Expense in the Notes for further information.
Income Taxes
Fiscal 2017 Compared With Fiscal 2016:    In fiscal 2017, our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) benefited from the net favorable impact of:

•
The adoption of the accounting standard issued by the Financial Accounting Standards Board (“FASB”) that changed the accounting for certain aspects of stock options and other share-based compensation and resulted in a $23 million income tax benefit, as discussed in Note 2: Accounting Changes or Recent Accounting Pronouncements in the Notes;

•	Several differences between GAAP and tax accounting related to investments; and

•	Additional deductions and additional research credits claimed on our fiscal 2016 tax return compared with our recorded estimates at the end of fiscal 2016.
In fiscal 2016, our effective tax rate benefited from:

•	Settlement of several items for amounts that were lower than previously recorded estimates;

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
Fiscal 2016 Compared With Fiscal 2015: The major discrete items from which our fiscal 2016 effective tax rate benefited are those noted for fiscal 2016 in the preceding discussion under “Income Taxes.” In fiscal 2015, our effective tax rate benefited from foreign tax credits resulting from a dividend paid by a foreign subsidiary, finalizing issues with various foreign and domestic tax authorities for amounts lower than estimates previously recorded, additional deductions (primarily related to manufacturing) and additional research credits claimed on our fiscal 2014 tax return compared with our recorded estimates at the end of fiscal 2014. These benefits were partially offset in the fourth quarter by the tax cost of repatriating offshore funds, the impact of non-deductible goodwill in our divestiture of HCS and the non-deductibility of some acquisition-related costs.
See Note 23: Income Taxes in the Notes for further information.
Income From Continuing Operations
Fiscal 2017 Compared With Fiscal 2016: The increase in income from continuing operations in fiscal 2017 compared with 2016 was primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding fiscal 2017 and 2016.
Fiscal 2016 Compared With Fiscal 2015: The increase in income from continuing operations in fiscal 2016 compared with 2015 was primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding fiscal 2016 and 2015.
Income From Continuing Operations Per Diluted Common Share
Fiscal 2017 Compared With Fiscal 2016:    The increase in income from continuing operations per diluted common share in fiscal 2017 compared with fiscal 2016 was due to the increase in income from continuing operations in fiscal 2017 compared with fiscal 2016 and fewer diluted weighted average common shares outstanding due to significant levels of repurchases of shares of common stock under our repurchase program during fiscal 2017.
Fiscal 2016 Compared With Fiscal 2015:    The increase in income from continuing operations per diluted common share in fiscal 2016 compared with fiscal 2015 was due to the increase in income from continuing operations in fiscal 2016 compared with fiscal 2015, partially offset by greater diluted weighted average common shares outstanding as a result of the issuance of shares in connection with the acquisition of Exelis.
See the “Common Stock Repurchases” discussion and the “Common Stock” paragraph of the “Capital Structure and Resources” discussion below in this MD&A for further information.

Discontinued Operations, Net of Income Taxes
See Note 3: Discontinued Operations and Divestitures in the Notes for information regarding IT Services and CapRock, which are reported as discontinued operations in this Report. As a result, our historical financial results have been restated to account for IT Services and CapRock as discontinued operations for all periods presented in this Report.
Discussion of Business Segment Results of Operations
Communication Systems Segment

	2017	2016	2017/2016 Percent Increase/ (Decrease)	2015	2016/2015 Percent Increase/ (Decrease)

	(Dollars in millions)
Revenue	$1,753	$1,864	(6%)	$1,836	2%
Cost of product sales and services	(895)	(941)	(5%)	(890)	6%
Gross margin	858	923	(7%)	946	(2%)
% of revenue	49%	50%		52%
ESA expenses	(334)	(401)	(17%)	(393)	2%
% of revenue	19%	22%		21%
Segment operating income	$524	$522	—%	$553	(6%)
% of revenue	30%	28%		30%
Fiscal 2017 Compared With Fiscal 2016:    Segment revenue in fiscal 2017 included Tactical Communications revenue of $1,341 million, a 6 percent decrease from $1,429 million in fiscal 2016; and Public Safety and Professional Communications revenue of $412 million, a 5 percent decrease from $435 million in fiscal 2016. The decrease in Tactical Communications revenue in fiscal 2017 compared to fiscal 2016 was primarily due to $85 million lower revenue from legacy Exelis tactical radios and night vision products. The decrease in Public Safety and Professional Communications revenue was primarily due to the wind-down of a significant international network project.
The decrease in segment gross margin in fiscal 2017 compared with fiscal 2016 was primarily attributable to the decrease in revenue, partially offset by lower restructuring charges. Segment gross margin percentage decreased 1 percentage point in fiscal 2017 compared with fiscal 2016, despite 6 percent lower revenue and a less favorable revenue mix, primarily due to cost containment and Exelis acquisition integration-related synergy savings. The decreases in segment ESA expenses and ESA percentage in fiscal 2017 compared with fiscal 2016 were primarily due to cost containment, lower restructuring costs and Exelis acquisition integration-related synergy savings. The slight increase in segment operating income and the increase in segment operating income as a percentage of revenue (“operating margin percentage”) in fiscal 2017 compared with fiscal 2016 reflected the combined effects of the items discussed above regarding this segment. Segment operating margin percentage increased 2 percentage points in fiscal 2017 compared with fiscal 2016 despite the impact of 6 percent lower revenue over the same period.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 42 percent in fiscal 2017 and 52 percent in fiscal 2016.
Fiscal 2016 Compared With Fiscal 2015:    The increase in segment revenue in fiscal 2016 compared to fiscal 2015 was primarily due to the inclusion in segment operating results of Exelis operations (principally ground and airborne tactical radio and night vision operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.
Segment revenue in fiscal 2016 also reflected weakness related to DoD and international tactical radio markets. The decrease in segment gross margin percentage in fiscal 2016 compared with fiscal 2015 was primarily due to a less favorable mix among products and programs, $14 million of restructuring and other charges and lower gross margin percentage in Exelis legacy tactical radio and night vision product lines. Segment ESA percentage in fiscal 2016 was slightly higher compared with fiscal 2015 primarily due to $6 million of charges, recorded during fiscal 2016, for restructuring and other items, mostly offset by lower ESA percentage from Exelis businesses and cost savings realized after our acquisition of Exelis. The decreases in segment operating income and segment operating margin percentage in fiscal 2016 compared with fiscal 2015 reflected the combined effects of the items discussed above regarding this segment for fiscal 2016 compared with fiscal 2015.

Electronic Systems Segment

	2017	2016	2017/2016 Percent Increase/ (Decrease)	2015	2016/2015 Percent Increase/ (Decrease)

	(Dollars in millions)
Revenue	$2,251	$2,233	1%	$1,019	119%
Cost of product sales and services	(1,562)	(1,569)	—%	(736)	113%
Gross margin	689	664	4%	283	135%
% of revenue	31%	30%		28%
ESA expenses	(225)	(234)	(4%)	(120)	95%
% of revenue	10%	10%		12%
Segment operating income	$464	$430	8%	$163	164%
% of revenue	21%	19%		16%
Fiscal 2017 Compared With Fiscal 2016:    The increase in segment revenue in fiscal 2017 compared with fiscal 2016 was primarily due to higher revenue from the ramp up of the United Arab Emirates integrated battle management system (BMS-ELTS) program and from electronic warfare solutions, partially offset by $60 million of lower revenue attributable to the divestiture of Aerostructures in the fourth quarter of fiscal 2016 and $41 million of lower revenue from the impact of the ADS-B program transitioning from a build-out to a sustainment phase.
The increases in segment gross margin and gross margin percentage in fiscal 2017 compared with fiscal 2016 were primarily due to continued strong program performance principally in the electronic warfare solutions business and higher pension income, partially offset by a $21 million unfavorable margin impact from the ADS-B program as it transitions from a build-out to a sustainment phase. The decrease in segment ESA expenses in fiscal 2017 compared with fiscal 2016 was primarily due to Exelis acquisition integration-related synergy savings and $8 million of charges for restructuring and other costs recorded in fiscal 2016, partially offset by $13 million of higher R&D expenses. Segment ESA percentage for fiscal 2017 was comparable with fiscal 2016. The increases in segment operating income and operating margin percentage in fiscal 2017 compared with fiscal 2016 reflected the combined effects of the items discussed above regarding this segment. Segment operating margin percentage increased 2 percentage points in fiscal 2017 compared with fiscal 2016 despite revenue increasing only 1 percent over the same period.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 82 percent in fiscal 2017 and 83 percent in fiscal 2016.
Fiscal 2016 Compared With Fiscal 2015:    The increases in segment revenue, gross margin, ESA expenses and operating income in fiscal 2016 compared with fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations (principally integrated electronic warfare systems; radar, reconnaissance and undersea systems; electronic attack and release systems; specialty applications; composites operations; and ATM solutions for the aviation industry) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.
Segment revenue also reflected higher revenue from FAA NextGen modernization programs, electronic warfare and counter-IED systems, partially offset by lower revenue from Commercial Broadband Satellite Program terminals. The increase in segment gross margin percentage in fiscal 2016 compared with fiscal 2015 was due to a more favorable mix of programs. The segment ESA percentage in fiscal 2016 was slightly lower compared with fiscal 2015 as $8 million of charges for restructuring and other costs recorded in fiscal 2016 were partially offset by cost savings realized after our acquisition of Exelis. The increase in segment operating margin percentage in fiscal 2016 compared with fiscal 2015 reflected the combined effects of the items discussed above regarding this segment for fiscal 2016 and fiscal 2015.

Space and Intelligence Systems Segment

	2017	2016	2017/2016 Percent Increase/ (Decrease)	2015	2016/2015 Percent Increase/ (Decrease)

	(Dollars in millions)
Revenue	$1,902	$1,899	—%	$1,007	89%
Cost of product sales and services	(1,360)	(1,393)	(2%)	(715)	95%
Gross margin	542	506	7%	292	73%
% of revenue	28%	27%		29%
ESA expenses	(231)	(218)	6%	(156)	40%
% of revenue	12%	11%		15%
Segment operating income	$311	$288	8%	$136	112%
% of revenue	16%	15%		14%
Fiscal 2017 Compared With Fiscal 2016:    Segment revenue in fiscal 2017 increased slightly compared with fiscal 2016, primarily due to $36 million of higher revenue from classified customers, mostly offset by lower revenue from the impact of certain environmental and commercial space programs transitioning from a build-out to a sustainment phase.
The increases in segment gross margin and gross margin percentage in fiscal 2017 compared with fiscal 2016 were primarily attributable to improved program performance and higher pension income, partially offset by a $30 million impact due to lower revenue from relatively higher-margin environmental and commercial space programs. The increases in segment ESA expenses and ESA percentage in fiscal 2017 compared with fiscal 2016 were primarily due to higher R&D and proposal expenses. The increases in segment operating income and operating margin percentage in fiscal 2017 compared with fiscal 2016 reflected the combined effects of the items discussed above regarding this segment. Segment operating margin percentage increased 1 percentage point in fiscal 2017 compared with fiscal 2016 despite slight revenue growth over the same period.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 95 percent in both fiscal 2017 and fiscal 2016.
Fiscal 2016 Compared With Fiscal 2015:    The increases in segment revenue, gross margin, ESA expenses and operating income in fiscal 2016 compared with fiscal 2015 were primarily due to the inclusion in segment operating results of Exelis operations (principally geospatial intelligence solutions; integrated sensing and information systems; environmental intelligence; precision instruments and PNT; and command, control and communication systems operations) as a result of our acquisition of Exelis in the fourth quarter of fiscal 2015.
Segment revenue also reflected higher revenue from new classified programs, including programs in space superiority and protection, partially offset by the completion of several other classified programs. The decrease in segment gross margin percentage in fiscal 2016 compared with fiscal 2015 was due to a less favorable mix of cost-plus intelligence and space payload programs, as well as the retirement of risk on certain space programs in fiscal 2015. The decrease in segment ESA percentage in fiscal 2016 compared with fiscal 2015 was primarily due to lower ESA percentage from Exelis businesses. The increase in segment operating margin percentage in fiscal 2016 compared to fiscal 2015 reflected the combined effects of the items discussed above regarding this segment for fiscal 2016 compared with fiscal 2015.
Unallocated Corporate Expense and Corporate Eliminations

	2017	2016	2017/2016 Percent Increase/ (Decrease)	2015	2016/2015 Percent Increase/ (Decrease)

	(Dollars in millions)
Unallocated corporate expense	$114	$71	61%	$201	(65%)
Amortization of intangible assets from Exelis Inc. acquisition	109	109	—%	9	*
Corporate eliminations	3	5	(40%)	10	(50%)

* Not meaningful
Fiscal 2017 Compared With Fiscal 2016: The increase in unallocated corporate expense in fiscal 2017 compared with fiscal 2016 was primarily due to a net liability reduction of $101 million for certain post-employment benefit plans in the second quarter of fiscal 2016, partially offset by a $63 million decrease in Exelis acquisition-related and other charges. Because the Exelis acquisition benefited our entire Company as opposed to any individual segment, we recorded the acquired intangible assets as Corporate assets and the related amortization expense as unallocated corporate expense.
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
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Fiscal Years Ended
	2017	2016	2015

	(Dollars in millions)
Net cash provided by operating activities	$569	$924	$854
Net cash provided by (used in) investing activities	870	(1)	(3,284)
Net cash provided by (used in) financing activities	(1,438)	(893)	2,373
Effect of exchange rate changes on cash and cash equivalents	(4)	(24)	(23)

Net increase (decrease) in cash and cash equivalents	(3)	6	(80)
Cash and cash equivalents, beginning of year	487	481	561

Cash and cash equivalents, end of year	$484	$487	$481
Cash and cash equivalents:    The $3 million decrease in cash and cash equivalents from fiscal 2016 to fiscal 2017 was primarily due to $710 million used to repurchase shares of our common stock, $584 million used to repay borrowings (which included $313 million of repayment of our variable-rate term loans and our repayment at maturity of the entire outstanding $250 million aggregate principal amount of our 4.25% Notes due October 1, 2016), $262 million used to pay cash dividends and $119 million used for net additions of property, plant and equipment, mostly offset by $1,014 million of net proceeds from sales of businesses, $569 million of net cash provided by operating activities, $85 million of proceeds from borrowings and $54 million of proceeds from exercises of employee stock options. The $6 million increase in cash and cash equivalents from fiscal 2015 to fiscal 2016 was primarily due to $924 million of net cash provided by operating activities, $181 million of net proceeds from the sale of businesses, $61 million of proceeds from borrowings and $44 million of proceeds from exercises of employee stock options, mostly offset by $730 million used to repay borrowings, $252 million used to pay cash dividends and $152 million used for net additions of property, plant and equipment.
We ended fiscal 2017 with cash and cash equivalents of $484 million, and we have a senior unsecured $1 billion revolving credit facility that expires in July 2020 ($925 million of which was available to us as of June 30, 2017 as a result of $75 million of short-term debt outstanding under our commercial paper program). Additionally, we had $3.9 billion of long-term debt outstanding at June 30, 2017, the majority of which we incurred in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note 13: Long-Term Debt in the Notes. Our $484 million of cash and cash equivalents at June 30, 2017 included $171 million held by our foreign subsidiaries, of which $132 million is considered permanently reinvested. Of the $132 million, $96 million was available for use in the U.S. without incurring additional U.S. income taxes. We would be required to recognize U.S. income taxes of $11 million on the remaining $36 million if we were to repatriate such funds to the U.S., but we have no current plans to repatriate such funds.
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
We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our term loans and debt securities at maturity for the next 12 months and for the reasonably foreseeable future thereafter. Our total capital expenditures in fiscal 2018 are expected to be approximately $130 million. We anticipate tax payments in fiscal 2018 to be approximately equal to or marginally less than our tax expense for the same period, subject to adjustment for certain timing differences. For additional information regarding our income taxes, see Note 23: Income Taxes in the Notes. Other than those cash outlays noted in the “Contractual Obligations” discussion below in this MD&A, capital expenditures, dividend payments, payments under our term loans and repurchases of common stock, no other significant cash outlays are anticipated in fiscal 2018.
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
Net cash provided by operating activities:    The $355 million decrease in net cash provided by operating activities in fiscal 2017 compared with fiscal 2016 was primarily due to $415 million more in qualified pension plan contributions, including a $400 million voluntary contribution, and $127 million less of impairment of goodwill and other assets, partially offset by $229 million more in net income. Cash flow from operations was positive in all of our business segments in fiscal 2017, 2016 and 2015.
Net cash provided by (used in) investing activities:    The $871 million increase in net cash provided by investing activities in fiscal 2017 compared with fiscal 2016 was primarily due to $833 million more in net proceeds from sales of businesses (consisting of $646 million of net proceeds from the sale of IT Services and $370 million of net proceeds from the sale of CapRock in fiscal 2017, compared with $181 million in net proceeds from the sale of Aerostructures in fiscal 2016), as well as $33 million less used for net additions of property, plant and equipment and capitalized software. The $3.3 billion decrease in net cash used in investing activities in fiscal 2016 compared with fiscal 2015 was primarily due to $3.2 billion in net cash used to acquire Exelis in the fourth quarter of fiscal 2015.
Net cash provided by (used in) financing activities:    The $545 million increase in net cash used in financing activities in fiscal 2017 compared with fiscal 2016 was primarily due to $710 million more cash used to repurchase our common stock and $10 million more cash used to pay dividends, partially offset by $170 million less cash used for net repayment of borrowings (reflecting $499 million of cash used for net repayment of borrowings in fiscal 2017 compared with $669 million of cash used to repay borrowings in fiscal 2016).
The $3.3 billion increase in net cash flows used in financing activities in fiscal 2016 compared with fiscal 2015 was primarily due to $3.6 billion less proceeds from borrowings (primarily reflecting the debt issued in connection of our acquisition of Exelis in the fourth quarter of fiscal 2015) and $54 million more net cash used to pay dividends, partially offset by: (i) $224 million less net cash used to repay borrowings (reflecting $730 million of net cash used to repay borrowings in fiscal 2016 compared with $954 million of net cash used to repay borrowings in fiscal 2015 including the redemption of two series of our notes), (ii) $150 million less net cash used to repurchase our common stock, and (iii) $39 million less net cash used in other financing activities.
Funding of Pension Plans
Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. pension plans. Although we have significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) and applicable Internal Revenue Code regulations mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plan or make benefit payments. With respect to our U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
The Highway and Transportation Funding Act of 2014 (“HATFA”) and BBA 2015 further extended the interest rate stabilization provision of MAP-21 until 2020. We made a $400 million voluntary contribution to our U.S. qualified pension plans during fiscal 2017. As a result, we currently do not anticipate making any contributions to our U.S. qualified pension plans during fiscal 2018.
Future required contributions will depend primarily on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material. We have net unfunded defined benefit plan obligations of approximately $1.3 billion as of June 30, 2017 compared with approximately $2.3 billion as of July 1, 2016. See Note 14: Pension and Other Postretirement Benefits in the Notes for further information regarding our defined benefit plans.

Common Stock Repurchases
During fiscal 2017, we used $710 million to repurchase shares of our common stock under our 2013 Repurchase Program and our 2017 Repurchase Program, including (i) $600 million pursuant to ASR agreements, as described below; (ii) approximately $100 million to repurchase 1,100,203 shares of our common stock in the open market at an average price per share of $90.45, including commissions; and (iii) approximately $11 million to repurchase 101,030 shares of our common stock from our Rabbi Trust, which is associated with our non-qualified deferred compensation plans, at an average price per share of $110.34. During fiscal 2016, we did not repurchase any shares of our common stock under our repurchase program. In fiscal 2017 and fiscal 2016, $21 million and $16 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
On February 6, 2017, we entered into the February ASR — a fixed-dollar ASR transaction to repurchase an unspecified total number of shares of our common stock for $350 million — and on May 5, 2017, we entered into the May ASR — a fixed-dollar ASR transaction to repurchase an unspecified total number of shares of our common stock for $250 million. Pursuant to each of these ASR transactions, the counterparty delivers to us shares of our common stock during the term of the transaction in exchange for an up-front fixed dollar payment. The specific total number of shares ultimately delivered, and therefore the average price paid per share, is determined at the end of the transaction based on the average of the daily volume-weighted average price per share of our common stock during the term of the transaction, less a discount. Shares delivered pursuant to ASR transactions are retired in the period of delivery, and the up-front payment is accounted for as a reduction to the “Other capital” and “Retained earnings” line items in our Consolidated Balance Sheet in the period the payment is made.
The following table summarizes our ASR transactions in fiscal 2017:

	Total number of shares repurchased	Average price paid per share	Fixed dollar amount (in millions)
February ASR	3,207,236	$109.13	$350
May ASR	(1)	(1)	$250

(1) Pursuant to the May ASR, on May 5, 2017, we paid $250 million and received an initial delivery of 1,931,818 shares of our common stock based on a price of $110.00 per share, representing approximately 85 percent of the total number of shares of our common stock we expect to repurchase under the May ASR. The specific total number of shares we ultimately repurchase under the May ASR will be based on the average of the daily volume-weighted average price per share of our common stock during the term of the transaction, less a discount, and subject to adjustments pursuant to the terms and conditions of the May ASR. Upon settlement of the May ASR (expected no later than the end of the first quarter of fiscal 2018), we may receive additional shares of our common stock from the counterparty or, under certain limited circumstances, be required to deliver shares of our common stock to the counterparty.

On January 26, 2017, our Board of Directors approved our 2017 Repurchase Program — a new $1 billion share repurchase program that does not have a stated expiration date and is in addition to our 2013 Repurchase Program — a $1 billion share repurchase program approved by our Board of Directors on August 23, 2013 that also did not have a stated expiration date. Our repurchases during the fourth quarter of fiscal 2017 used the entire remaining authorization under our 2013 Repurchase Program (approximately $233 million) and a portion of the authorization under our 2017 Repurchase Program, and consequently, we will not make further repurchases under our 2013 Repurchase Program. As of June 30, 2017, we had a remaining, unused authorization of approximately $973 million under our 2017 Repurchase Program. Repurchases under our repurchase program are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our repurchase programs is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.
Dividends
On August 25, 2017, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.53 per share to $.57 per share, for an annualized cash dividend rate of $2.28 per share, which was our sixteenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate in fiscal 2017, 2016 and 2015 was $2.12 per share, $2.00 per share and $1.88 per share, respectively. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant. Additional information concerning our dividends is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.
Capital Structure and Resources
2015 Credit Agreement:    As discussed in Note 11: Credit Arrangements in the Notes, on July 1, 2015, we established a new $1 billion 5-year senior unsecured revolving credit facility (the “2015 Credit Facility”) by entering into a Revolving Credit Agreement (the “2015 Credit Agreement”) with a syndicate of lenders. The 2015 Credit Facility replaced our prior $1 billion five-year senior unsecured revolving credit facility. The description of the 2015 Credit Facility and the 2015 Credit Agreement set forth in Note 11: Credit Arrangements in the Notes is incorporated herein by reference.
Short-Term Debt:     Our short-term debt at June 30, 2017 and July 1, 2016 was $80 million and $15 million, respectively. Our short-term debt at July 1, 2016 consisted of local borrowings by international subsidiaries for working capital needs. During fiscal 2017, our short-term debt increased to a fiscal quarter-end high of $233 million as of March 31, 2017, primarily due to commercial paper issued to partially fund repayment of the entire outstanding $250 million aggregate principal amount of our 4.25% Notes due October 1, 2016. During the fourth quarter of fiscal 2017, we used net proceeds from the CapRock and IT Services divestitures to repay commercial paper, and as of June 30, 2017, our short-term debt consisted of $75 million under our commercial paper program and $5 million of local borrowings of international subsidiaries. Our commercial paper program was supported at June 30, 2017 and July 1, 2016 by the 2015 Credit Facility.
Long-Term Variable-Rate Debt:    The description of the Term Loan Agreement set forth in Note 13: Long-Term Debt in the Notes is incorporated herein by reference. As discussed in Note 13: Long-Term Debt in the Notes, on May 29, 2015, in order to fund a portion of the cash consideration and other amounts payable in connection with our acquisition of Exelis, we borrowed $1.3 billion under our Term Loan Agreement, comprised of two tranches:

•	$650 million in a 3-year tranche due May 29, 2018, and

•	$650 million in a 5-year tranche due May 29, 2020.
As discussed in Note 13: Long-Term Debt in the Notes, we repaid $313 million and $650 million of the principal amount of our variable-rate term loans during fiscal 2017 and 2016, respectively.
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
As discussed in Note 13: Long-Term Debt in the Notes, on April 27, 2015, in order to fund a portion of the cash consideration and other amounts payable in connection with our acquisition of Exelis, and to fund our optional redemption of our two series of notes described above, we issued debt securities in an aggregate principal amount of $2.4 billion, comprised of several tranches with principal amounts, interest rates and maturity dates as follows:

•	$500 million of 1.999% Notes due April 27, 2018,

•	$400 million of 2.700% Notes due April 27, 2020,

•	$600 million of 3.832% Notes due April 27, 2025,

•	$400 million of 4.854% Notes due April 27, 2035 and

•	$500 million of 5.054% Notes due April 27, 2045.
As discussed in Note 13: Long-Term Debt in the Notes, during the second quarter of fiscal 2017, we repaid at maturity the entire outstanding $250 million aggregate principal amount of our 4.25% Notes due October 1, 2016.
Common Stock:    On May 29, 2015, in connection with our acquisition of Exelis, we issued 19,270,836 new shares of our common stock as part of the merger consideration payable to Exelis shareholders in accordance with the terms of the merger agreement. For additional information, see “Item 1. Business — Recent Acquisitions and Divestitures” of this Report.

Contractual Obligations
At June 30, 2017, we had contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Obligations Due by Fiscal Year

	Total	2018	2019 and 2020	2021 and 2022	After 2022

	(Dollars in millions)
Long-term debt	$3,945	$556	$658	$806	$1,925
Purchase obligations (1)	1,019	847	151	21	—
Operating lease commitments	283	60	96	69	58
Interest on long-term debt	1,883	145	267	208	1,263
Minimum pension contributions (2)	1	1	—	—	—
Total contractual cash obligations (3)	$7,131	$1,609	$1,172	$1,104	$3,246

(1) The purchase obligations of $1.0 billion included $166 million of purchase obligations related to cost-plus type contracts where our costs are fully reimbursable.
(2) Amount includes fiscal 2018 minimum contributions to a non-U.S. pension plan. Contributions beyond fiscal 2018 have not been determined. During fiscal 2017, we made a voluntary contribution of $400 million to our U.S. qualified pension plans, and as a result, we currently do not anticipate making any contributions to our U.S. qualified pension plans during fiscal 2018.
(3) The above table does not include unrecognized tax benefits of $90 million.

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

•
Any obligation, including a contingent obligation, under a material variable interest in an unconsolidated entity that is held by, and material to, the registrant, where such entity provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or R&D services with the registrant.

As of June 30, 2017, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of June 30, 2017, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our financial position, results of operations or cash flows, and we were not a party to any related party transactions that materially affect our financial position, results of operations or cash flows.
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
Due to our downsizing of certain operations pursuant to acquisitions, restructuring plans or otherwise, certain properties leased by us have been sublet to third parties. If any of these third parties vacates any of these premises, we would be legally obligated under master lease arrangements. We believe that the financial risk of default by such sublessees is individually and in the aggregate not material to our financial position, results of operations or cash flows.

Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At June 30, 2017, we had commercial commitments on outstanding surety bonds, standby letters of credit and other arrangements, as follows:

		Expiration of Commitments by Fiscal Year
	Total	2018	2019	2020	After 2020
	(Dollars in millions)
Surety bonds used for:
Bids	$7	$7	$—	$—	$—
Performance	491	423	27	41	—
	498	430	27	41	—
Standby letters of credit used for:
Down payments	93	36	47	—	10
Performance	148	93	24	2	29
Warranty	42	32	1	—	9
	283	161	72	2	48
Total commitments	$781	$591	$99	$43	$48
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
Foreign Exchange and Currency:    We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets (particularly with respect to the United Kingdom due to Brexit) and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at June 30, 2017 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note 20: Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates:    As of June 30, 2017, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at June 30, 2017 would not have had a material impact on the fair value of these obligations. Additionally, there is no interest-rate risk associated with these obligations on our results of operations and cash flows, because the interest rates are fixed, and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term fixed-rate debt obligations over the next twelve months.
As of June 30, 2017, we also had long-term variable-rate debt obligations of $305 million under our senior unsecured term loan facility in connection with our acquisition of Exelis, comprised of term loans of $36 million in a 3-year tranche due May 29, 2018 and $269 million in a 5-year tranche due May 29, 2020. These term loans bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these term loans at June 30, 2017 would not have had a material impact on our results of operations or cash flows. We have the ability at any time or from time to time, to voluntarily prepay term loans of either tranche in whole or in part without premium or penalty. As a result of our prepayments, we have effectively prepaid all mandatory quarterly principal amortization payments and are no longer required to make such payments for the remaining term until maturity on each tranche of the term loans. See Note 13: Long-Term Debt in the Notes for further information.
As of June 30, 2017, we also had short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place, temporarily funding repurchases under our share repurchase programs and temporarily funding redemption of long-term debt. The interest rate risk associated with such debt on our results of operations and cash flows is not material due to its temporary nature.
Impact of Foreign Exchange
Approximately 20 percent of our international business was transacted in local currency environments in fiscal 2017 compared with 16 percent in fiscal 2016. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. As of June 30, 2017, the cumulative foreign currency translation adjustment included in shareholders’ equity was a $113 million loss compared with a $131 million loss at July 1, 2016. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2017, 2016 or 2015.
Impact of Inflation
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not materially adversely impact our gross margin, revenue or operating income in fiscal 2017, 2016 or 2015.
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
Besides estimates that meet the “critical” accounting estimate criteria, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed “critical,” affect reported amounts of assets, liabilities, revenue and expenses as well as disclosures of contingent assets and liabilities. Estimates are based on experience and other information available prior to the issuance of the financial statements. Materially different results can occur as circumstances change and additional information becomes known, including for estimates that we do not deem “critical.”

Revenue Recognition
A significant portion of our business is derived from development and production contracts. Revenue and profits related to development and production contracts are recognized using the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total costs at completion (i.e., the “cost-to-cost” method) or the ratio of actual units delivered to estimated total units to be delivered under the contract (i.e., the “units-of-delivery” method) with consideration given for risk of performance and estimated profit. The majority of the revenue in our Space and Intelligence Systems and Electronic Systems segments (and to a certain extent, revenue in our Communication Systems segment) relates to development and production contracts, and the percentage-of-completion method of revenue recognition is primarily used for these contracts. Change orders, claims or other items that may change the scope of a development and production contract are included in contract value only when the value can be reliably estimated and realization is probable. Possible incentives or penalties and award fees applicable to performance on development and production contracts are considered in estimating contract value and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase earnings based solely on a single significant event generally are not recognized until the event occurs. We are party to certain contracts with incentive provisions or award fees that are subject to uncertainty until the conclusion of the contract, and our customers may be entitled to reclaim and receive previous award fee payments.
Under the percentage-of-completion method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on development and production fixed-price contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard estimate at completion process in which we review the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimated total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. We have not made any material changes in the methodologies used to recognize revenue on development and production contracts or to estimate our costs related to development and production contracts in the past three fiscal years.
Estimate at completion adjustments had the following impacts to operating income for the periods presented:

	2017	2016	2015

	(In millions)
Favorable adjustments	$118	$187	$114
Unfavorable adjustments	(104)	(119)	(60)
Net operating income adjustments	$14	$68	$54
There were no individual impacts to operating income due to estimate at completion adjustments in fiscal 2017, 2016 or 2015 that were material to our results of operations on a consolidated or segment basis for such periods.
We also recognize revenue from arrangements requiring the delivery or performance of multiple deliverables or elements under a bundled sale. In these arrangements, judgment is required to determine the appropriate accounting, including whether the individual deliverables represent separate units of accounting for revenue recognition purposes, and the timing of revenue recognition for each deliverable. If we determine that individual deliverables represent separate units of accounting, we recognize the revenue associated with each unit of accounting separately, and contract revenue is allocated among the separate units of accounting at the inception of the arrangement based on relative selling price. If options or change orders materially change the scope of work or price of the contract subsequent to inception, we reevaluate and adjust our prior conclusions regarding units of accounting and allocation of contract revenue as necessary. The allocation of selling price among the separate units of accounting may impact the timing of revenue recognition, but will not change the total revenue recognized on the arrangement. We establish the selling price used for each deliverable based on the vendor-specific objective evidence (“VSOE”) of selling price, or third-party evidence (“TPE”) of selling price if VSOE of selling price is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE of selling price is available. In determining VSOE of selling price, a substantial majority of the recent standalone sales of the deliverable must be priced within a relatively narrow range. In determining TPE of selling price, we evaluate competitor prices for similar deliverables when sold separately. Generally, comparable pricing of our products to those of our competitors with similar functionality cannot be obtained. In determining BESP, we consider both market data and entity-specific factors, including market conditions, the geographies in which our products are sold, our competitive position and strategy, and our profit objectives.
The FASB has issued a comprehensive new revenue recognition standard that supersedes nearly all existing revenue recognition guidance under GAAP and will be effective for us in fiscal 2019. See Note 2: Accounting Changes or Recent Accounting Pronouncements in the Notes for additional information.

Postretirement Benefit Plans
Former Exelis employees participate in numerous defined benefit pension and other postretirement defined benefit plans (collectively, referred to as “defined benefit plans”) in the United States, which are sponsored by Harris. The determination of projected benefit obligations and the recognition of expenses related to defined benefit pension plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination and other factors (some of which are disclosed in Note 14: Pension and Other Postretirement Benefit Plans in the Notes). Actual results that differ from our assumptions are accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants. In fiscal 2017, we adopted updated mortality tables, which resulted in a decrease in the defined benefit plans’ projected benefit obligation as of June 30, 2017 and estimated net periodic benefit cost beginning fiscal 2018.
Significant Assumptions
We develop assumptions using relevant experience, in conjunction with market-related data for each plan. Assumptions are reviewed annually with third party consultants and adjusted as appropriate. The table included below provides the weighted average assumptions used to estimate projected benefit obligations and net periodic benefit cost as they pertain to our defined benefit pension plans.

Obligation assumptions as of:	June 30, 2017	July 1, 2016
Discount rate	3.76%	3.62%
Rate of future compensation increase	2.76%	2.75%

Cost assumptions for fiscal years:	2017	2016
Discount rate to determine service cost	3.80%	4.06%
Discount rate to determine interest cost	2.94%	4.06%
Expected return on plan assets	7.65%	7.91%
Rate of future compensation increase	2.75%	2.76%

Key assumptions for the U.S. Salaried Retirement Plan (“U.S. SRP”) (our largest defined benefit plan with approximately 90% of the total projected benefit obligation) included a discount rate for obligation assumptions of 3.78% and expected return on plan assets of 7.75% for fiscal 2017, which is being maintained at 7.75% for fiscal 2018. Effective December 31, 2016, accruals under the U.S. SRP benefit formula were frozen for all employees and replaced with a 1% cash balance benefit formula for certain non-highly compensated employees.

Expected Return on Plan Assets
Substantially all of our plan assets are managed on a commingled basis in a master investment trust. We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we consider the plan’s actual historical annual return on assets over the past 15, 20 and 25 years and historical broad market returns over long-term time frames based on our strategic allocation, which is detailed in Note 14: Pension and Other Postretirement Benefit Plans in the Notes. Future returns are based on independent estimates of long-term asset class returns. Based on this approach, the long-term annual rate of return on assets was estimated at 7.65% and 7.91% for fiscal 2017 and 2016, respectively.
Discount Rate
The discount rate is used to calculate the present value of expected future benefit payments at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and generally decreases pension expense. The discount rate assumption is based on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate is determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and thirty years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single discount rate matching the plan’s characteristics.
In fiscal 2017, we changed the approach used to estimate the service and interest components of net periodic benefit cost of the U.S. defined benefit plans. The new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows used to measure the benefit obligation. Prior to fiscal 2017, we estimated these service and interest cost components utilizing a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period.
We made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. We accounted for this change as a change in accounting estimate and accordingly have accounted for it prospectively. Although the benefit obligation measured under this approach was unchanged, the more granular application of the spot rates reduced the fiscal 2017 service and interest costs for the U.S. defined benefit plans by approximately $46 million as a result of this change.
In tandem with our change to the alternative spot rate approach to estimate service cost and interest cost for fiscal 2017 expense, we changed, as of July 1, 2016, the underlying yield curve from a published median yield curve to our actuaries’ above median yield curve to improve our ability to make such estimates. We believe we will be better able to explain changes of individual spot rates between periods with details from our actuaries supporting the underlying yield curve. If we had continued to use a median yield curve, our projected benefit obligation would have been approximately $339 million, or 5 percent, higher as of July 1, 2016.
Sensitivity Analysis
Pension Expense
A 25 basis point change in the long-term expected rate of return on plan assets and discount rate would have the following effect on the combined U.S. defined benefit pension plans’ fiscal 2018 pension expense:

	Increase/(Decrease) in Pension Expense
	25 Basis Point Increase	25 Basis Point Decrease

	(In millions)
Long-term rate of return on assets used to determine net periodic benefit cost	$(11.8)	$11.8
Discount rate used to determine net periodic benefit cost	$8.1	$(8.6)
Projected Benefit Obligation
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations (“PBO”) from the fair value of plan assets. The sensitivity of the PBO to changes in the discount rate varies depending on the magnitude and direction of the change in the discount rate. We estimate that a decrease of 25 basis points in the discount rate of the combined U.S. defined benefit pension plans would increase the PBO by approximately $167 million and an increase of 25 basis points would decrease the PBO by approximately $159 million.
Fair Value of Plan Assets
The plan assets of our defined benefit plans comprise a broad range of investments, including domestic and international equity securities, fixed income investments, interests in private equity and hedge funds and cash and cash equivalents.
A portion of our defined benefit plans asset portfolio is comprised of investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured using the valuation of the underlying investments or at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Consequently, we have estimated adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. Asset values for other positions were generally measured using market observable prices. See Note 14: Pension and Other Postretirement Benefits in the Notes for further information.
Provisions for Excess and Obsolete Inventory Losses
We value our inventory at the lower of cost or market. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory primarily based on our estimated forecast of product demand, anticipated end of product life and production requirements. The review of excess and obsolete inventory applies to all of our business segments. Several factors may influence the sale and use of our inventories, including our decision to exit a product line, technological change and new product development. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we would be required to recognize such costs in the “Cost of product sales” line item in our Consolidated Statement of Income at the time of such determination. In the case of goods that have been written down below cost, such reduced amount is to be considered the cost for subsequent accounting purposes. We have not made any material changes in the reserve methodology used to establish our inventory loss reserves during the past three fiscal years.
As of June 30, 2017, our reserve for excess and obsolete inventory was $52 million, or 12 percent of our gross inventory balance, which compares with our reserve of $51 million, or 11 percent of our gross inventory balance, as of July 1, 2016. We recorded $6 million, $29 million and $2 million in inventory write-downs that either reduced our reserve for excess and obsolete inventory or our income from continuing operations before income taxes during fiscal 2017, 2016 and 2015, respectively. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.
Goodwill
Goodwill in our Consolidated Balance Sheet as of June 30, 2017 and July 1, 2016 was $5,366 million and $5,352 million, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. We identify potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill, which is adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
IT Services Goodwill Allocation and Impairment
As described in more detail in Note 3: Discontinued Operations and Divestitures in the Notes, we entered into a definitive agreement to sell IT Services on January 26, 2017 and completed the sale on April 28, 2017.
Because the then-pending divestiture of IT Services represented the disposal of a portion of a reporting unit within our former Critical Networks segment, we assigned $487 million of goodwill to the IT Services disposal group on a relative fair value basis during the third quarter of fiscal 2017, when the held for sale criteria were met. The fair value of the IT Services disposal group was determined based on the negotiated selling price, and the fair value of the retained businesses (which comprised the remaining portion of the reporting unit) was determined based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs.
In conjunction with the relative fair value allocation, we tested goodwill assigned to the disposal group and goodwill assigned to the retained businesses for impairment. As a result, we concluded, in connection with the preparation of our financial statements for the third quarter of fiscal 2017, that goodwill and other assets related to IT Services were impaired as of March 31, 2017, and we recorded a non-cash impairment charge of $240 million in discontinued operations, $228 million of which related to goodwill. The goodwill impairment charge is non-deductible for tax purposes.

Fiscal 2015, 2016 and 2017 Impairment Tests
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
In the fourth quarter of fiscal 2015, 2016 and 2017, we performed our annual impairment tests of our reporting units’ goodwill. We completed these tests with no adjustment required to the goodwill of any of our reporting units. As of the date of our fiscal 2017 impairment test, the estimated fair values for each of our reporting units exceeded their carrying values. However, the fair value of one of the reporting units, which had approximately $1,450 million of goodwill as of June 30, 2017, within our Electronic Systems segment exceeded its carrying value by less than 10 percent. Although no impairment exists for this reporting unit, an impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of the reporting units, future deterioration of the business or a sharp increase in interest rates without a corresponding increase in future revenue.
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
Our Consolidated Balance Sheet as of June 30, 2017 included deferred tax assets of $409 million and deferred tax liabilities of $34 million. This compares with deferred tax assets of $549 million and deferred tax liabilities of $4 million as of July 1, 2016. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $183 million as of June 30, 2017 and $271 million as of July 1, 2016. The decrease in valuation allowance was primarily due to our divestitures of IT Services and CapRock in fiscal 2017, which allowed us to utilize capital loss carryforwards, which had a full valuation allowance against tax gains on those transactions. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.
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

•	The U.S. Government’s budget deficit, the national debt and sequestration could have an adverse impact on our business, financial condition, results of operations and cash flows.

•	The level of returns on defined benefit plan assets, changes in interest rates and other factors could affect our earnings and cash flows in future periods.

•	We enter into fixed-price contracts that could subject us to losses in the event of cost overruns or a significant increase in inflation.

•	We use estimates in accounting for many of our programs and changes in our estimates could adversely affect our future financial results.

•	We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.

•	Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.

•	We may not be successful in obtaining the necessary export licenses to conduct certain operations abroad, and Congress may prevent proposed sales to certain foreign governments.

•	Our future success will depend on our ability to develop new products, systems, services and technologies that achieve market acceptance in our current and future markets.

•	We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.

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

•
Our level of indebtedness and our ability to make payments on or service our indebtedness and our unfunded defined benefit plans liability may adversely affect our financial and operating activities or our ability to incur additional debt.

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
In addition, we are exposed to market return fluctuations on our defined benefit pension plans and other postretirement defined benefit plans. A material adverse decline in the value of these assets and/or the discount rate for projected benefit obligations would result in a decrease in the funded status of the defined benefit pension plans and other postretirement defined benefit plans, an increase in net periodic benefit cost and an increase in required funding. To protect against declines in the discount rate (i.e., interest rates), we will continue to monitor the performance of these assets and market conditions as we evaluate the amount of future contributions. For further information, see Note 14: Pension and Other Postretirement Benefits in the Notes, which information is incorporated by reference into this Item 7A.

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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 30, 2017.
The Company’s independent registered certified public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 61 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
We have audited the accompanying consolidated balance sheets of Harris Corporation as of June 30, 2017 and July 1, 2016, and the related consolidated statements of income, comprehensive income (loss), cash flows, and equity, for each of the three fiscal years in the period ended June 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harris Corporation at June 30, 2017 and July 1, 2016, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended June 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Harris Corporation’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 29, 2017 expressed an unqualified opinion thereon.
/s/         ERNST & YOUNG LLP
Orlando, Florida
August 29, 2017

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
We have audited Harris Corporation’s internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Harris Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Harris Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Harris Corporation as of June 30, 2017 and July 1, 2016, and the related consolidated statements of income, comprehensive income (loss), cash flows, and equity, for each of the three fiscal years in the period ended June 30, 2017 of Harris Corporation and our report dated August 29, 2017 expressed an unqualified opinion thereon.
/s/         ERNST & YOUNG LLP
Orlando, Florida
August 29, 2017

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended
	2017	2016	2015
	(In millions, except per share amounts)
Revenue from product sales and services
Revenue from product sales	$4,667	$4,814	$3,278
Revenue from services	1,233	1,178	607
	5,900	5,992	3,885
Cost of product sales and services
Cost of product sales	(3,029)	(3,136)	(1,946)
Cost of services	(782)	(764)	(424)
	(3,811)	(3,900)	(2,370)
Engineering, selling and administrative expenses	(1,016)	(1,037)	(883)
Non-operating income (loss)	2	10	(108)
Interest income	2	2	2
Interest expense	(172)	(183)	(130)
Income from continuing operations before income taxes	905	884	396
Income taxes	(267)	(273)	(109)
Income from continuing operations	638	611	287
Discontinued operations, net of income taxes	(85)	(287)	47
Net income	$553	$324	$334
Net income per common share
Basic
Continuing operations	$5.19	$4.91	$2.70
Discontinued operations	(0.69)	(2.30)	0.45
	$4.50	$2.61	$3.15
Diluted
Continuing operations	$5.12	$4.87	$2.67
Discontinued operations	(0.68)	(2.28)	0.44
	$4.44	$2.59	$3.11
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	2017	2016	2015
	(In millions)
Net income	$553	$324	$334
Other comprehensive income (loss):
Foreign currency translation loss, net of income taxes	(34)	(69)	(69)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	1	1	(19)
Amortization of gain on treasury lock, net of income taxes	—	—	2
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	200	(411)	85
Other comprehensive income (loss), net of income taxes	167	(479)	(1)
Total comprehensive income (loss)	$720	$(155)	$333
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	June 30, 2017	July 1, 2016

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$484	$487
Receivables	623	674
Inventories	841	867
Income taxes receivable	24	75
Other current assets	101	124
Current assets of discontinued operations	—	397
Total current assets	2,073	2,624
Non-current Assets
Property, plant and equipment	904	924
Goodwill	5,366	5,352
Other intangible assets	1,104	1,231
Non-current deferred income taxes	409	549
Other non-current assets	234	252
Non-current assets of discontinued operations	—	1,077
Total non-current assets	8,017	9,385
	$10,090	$12,009
Liabilities and Equity
Current Liabilities
Short-term debt	$80	$15
Accounts payable	540	494
Compensation and benefits	140	165
Other accrued items	317	379
Advance payments and unearned income	252	294
Income taxes payable	31	4
Current portion of long-term debt	554	382
Current liabilities of discontinued operations	12	248
Total current liabilities	1,926	1,981
Non-current Liabilities
Defined benefit plans	1,278	2,296
Long-term debt, net	3,396	4,120
Non-current deferred income taxes	34	4
Other long-term liabilities	507	506
Non-current liabilities of discontinued operations	21	45
Total non-current liabilities	5,236	6,971
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 119,628,884 shares at June 30, 2017 and 124,643,407 shares at July 1, 2016	120	125
Other capital	1,741	2,096
Retained earnings	1,343	1,330
Accumulated other comprehensive loss	(276)	(495)
Total shareholders’ equity	2,928	3,056
Noncontrolling interests	—	1
Total equity	2,928	3,057
	$10,090	$12,009
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended
	2017	2016	2015

	(In millions)
Operating Activities
Net income	$553	$324	$334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	183	229	233
Amortization of intangible assets from Exelis Inc. acquisition	128	132	11
Share-based compensation	42	39	37
Qualified pension plan contributions	(589)	(174)	(1)
Pension income	(97)	(26)	(1)
Net liability reduction for certain post-employment benefit plans	—	(101)	—
Settlement of Exelis Inc. excess pension plan	—	(244)	—
Impairment of goodwill and other assets	240	367	46
(Gain) loss on sales of businesses, net	14	(10)	(9)
Adjustment to loss on sales of businesses, net	—	20	—
Loss on prepayment of long-term debt	—	—	118
(Increase) decrease in:
Accounts and notes receivable	111	192	(17)
Inventories	28	(28)	20
Increase (decrease) in:
Accounts payable	18	(10)	68
Advance payments and unearned income	(42)	(96)	(48)
Income taxes	131	199	(2)
Other	(151)	111	65
Net cash provided by operating activities	569	924	854
Investing Activities
Net cash paid for acquired businesses	—	—	(3,186)
Cash paid for fixed income securities	—	(19)	—
Net additions of property, plant and equipment	(119)	(152)	(148)
Proceeds from sales of businesses, net	1,014	181	50
Adjustment to proceeds from sales of businesses, net	(25)	(11)	—
Net cash provided by (used in) investing activities	870	(1)	(3,284)
Financing Activities
Proceeds from borrowings, net of issuance costs	85	61	3,683
Repayments of borrowings	(584)	(730)	(954)
Proceeds from exercises of employee stock options	54	44	47
Repurchases of common stock	(710)	—	(150)
Cash dividends	(262)	(252)	(198)
Other financing activities	(21)	(16)	(55)
Net cash provided by (used in) financing activities	(1,438)	(893)	2,373
Effect of exchange rate changes on cash and cash equivalents	(4)	(24)	(23)
Net increase (decrease) in cash and cash equivalents	(3)	6	(80)
Cash and cash equivalents, beginning of year	487	481	561
Cash and cash equivalents, end of year	$484	$487	$481
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

	(In millions, except per share amounts)
Balance at June 27, 2014	$106	$509	$1,226	$(15)	$(1)	$1,825
Net income	—	—	334	—	—	334
Other comprehensive loss	—	—	—	(1)	—	(1)
Shares issued under stock incentive plans	1	46	—	—	—	47
Shares issued to acquire new businesses	19	1,508	—	—	—	1,527
Share-based compensation expense	—	37	—	—	—	37
Equity issuance costs	—	(9)	—	—	—	(9)
Repurchases and retirement of common stock	(2)	(60)	(104)	—	—	(166)
Cash dividends ($1.88 per share)	—	—	(198)	—	—	(198)
Other activity related to noncontrolling interests	—	—	—	—	6	6
Balance at July 3, 2015	124	2,031	1,258	(16)	5	3,402
Net income	—	—	324	—	—	324
Other comprehensive loss	—	—	—	(479)	—	(479)
Shares issued under stock incentive plans	1	43	—	—	—	44
Share-based compensation expense	—	37	—	—	—	37
Repurchases and retirement of common stock	—	(15)	—	—	—	(15)
Cash dividends ($2.00 per share)	—	—	(252)	—	—	(252)
Other activity related to noncontrolling interests	—	—	—	—	(4)	(4)
Balance at July 1, 2016	125	2,096	1,330	(495)	1	3,057
Net income	—	—	553	—	—	553
Other comprehensive income	—	—	—	167	—	167
Net accumulated foreign currency loss reclassified to earnings	—	—	—	52	—	52
Shares issued under stock incentive plans	1	53	—	—	—	54
Share-based compensation expense	—	40	—	—	—	40
Repurchases and retirement of common stock	(6)	(410)	(278)	—	—	(694)
Forward contract component of accelerated share repurchase	—	(38)	—	—	—	(38)
Cash dividends ($2.12 per share)	—	—	(262)	—	—	(262)
Other activity related to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at June 30, 2017	$120	$1,741	$1,343	$(276)	$—	$2,928
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1:  SIGNIFICANT ACCOUNTING POLICIES
Organization — Harris Corporation, together with its subsidiaries, is a leading technology innovator, solving customers’ toughest mission-critical challenges by providing solutions that connect, inform and protect. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of the end of fiscal 2017, we had approximately 17,000 employees, including approximately 7,700 engineers and scientists.
Principles of Consolidation — Our Consolidated Financial Statements include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Consolidated Financial Statements (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated.
In connection with our divestitures in fiscal 2017 of two significant businesses that were part of our former Critical Networks segment, our remaining operations that had been part of our former Critical Networks segment were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated. The historical results, discussion and presentation of our business segments as set forth in our Consolidated Financial Statements and these Notes reflect the impact of these changes for all periods presented in order to present all segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from these segment changes. See Note 3: Discontinued Operations and Divestitures for additional information related to divestitures, some of which were reported as discontinued operations. Our historical results for all periods presented have been restated to account for businesses reported as discontinued operations in our Consolidated Financial Statements and these Notes. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in our Consolidated Financial Statements and these Notes relate solely to our continuing operations.
Use of Estimates — Our Consolidated Financial Statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and require us to make estimates and assumptions that affect the amounts reported in the accompanying Consolidated Financial Statements and these Notes and related disclosures. These estimates and assumptions are based on experience and other information available prior to issuance of the Consolidated Financial Statements and these Notes. Materially different results can occur as circumstances change and additional information becomes known.
Fiscal Year — Our fiscal year ends on the Friday nearest June 30. Fiscal 2017 included 52 weeks, fiscal 2016 included 52 weeks and fiscal 2015 included 53 weeks.
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

In certain instances, fair value is estimated using quoted market prices obtained from external pricing services. In obtaining such data from the pricing service, we have evaluated the methodologies used to develop the estimate of fair value in order to assess whether such valuations are representative of fair value, including net asset value (“NAV”). Additionally, in certain circumstances, the NAV reported by an asset manager may be adjusted when sufficient evidence indicates NAV is not representative of fair value.
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
Goodwill — We follow the acquisition method of accounting to record the assets and liabilities of acquired businesses at their estimated fair value at the date of acquisition. We initially record goodwill for the amount costs exceed the acquisition-date fair value of net identifiable assets acquired.
We test our goodwill for impairment annually, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. Such events or circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business or the disposal of all or a portion of a reporting unit. We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is our business segment level or, in some cases, one level below the business segment.
We identify goodwill impairment and measure any loss from an impairment by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired, and an impairment loss is recognized in an amount equal to that excess. See Note 3: Discontinued Operations and Divestitures, Note 4: Business Combinations and Note 8: Goodwill for additional information regarding goodwill.
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
Other Assets and Liabilities — No assets within the “Other current assets” or “Other non-current assets” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current assets or total assets, respectively, as of June 30, 2017 or July 1, 2016. No accrued liabilities or expenses within the “Other accrued items” or “Other long-term liabilities” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current liabilities or total liabilities, respectively, as of June 30, 2017 or July 1, 2016.
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
Warranties — On development and production contract sales in our Electronic Systems and Space and Intelligence Systems segments, the value or price of our warranty is generally included in the contract and funded by the customer. A provision for warranties is built into the estimated program costs when determining the profit rate to accrue when applying the cost-to-cost percentage-of-completion revenue recognition method. Warranty costs, as incurred, are charged to the specific program’s cost, and both revenue and cost are recognized at that time. Factors that affect the estimated program cost for warranties include terms of the contract, complexity of the delivered product or service, number of installed units, historical experience and management’s assumptions regarding anticipated rates of warranty claims and cost per claim.
On product sales in all our segments, we provide for future standard warranty costs upon product delivery. The specific terms and conditions of those warranties vary depending on the product sold, customer and country in which we do business. In the case of products sold by us, our warranties start from the shipment, delivery or customer acceptance date and continue as follows:

Segment	Average Warranty Period
Communication Systems	One to five years
Electronic Systems	One to two years
Space and Intelligence Systems	60 days to two years
Because our products are manufactured, in many cases, to customer specifications and their acceptance is based on meeting those specifications, we historically have experienced minimal warranty costs. Factors that affect our warranty liability include the number of installed units, historical experience, anticipated delays in delivery of products to end customers, in-country support for international sales and our assumptions regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability as necessary. See Note 10: Accrued Warranties for additional information regarding warranties.
Foreign Currency Translation — The functional currency for most international subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity.
Stock Options and Other Share-Based Compensation — We measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize cost over the vesting period, with forfeitures recognized as they occur. It is our practice to issue shares when options are exercised. See Note 15: Stock Options and Other Share-Based Compensation for additional information regarding share-based compensation.
Restructuring, Exelis Acquisition-Related Integration and Other Charges — We record restructuring charges for sales or terminations of product lines, closures or relocations of business activities, changes in management structure, and fundamental reorganizations that affect the nature and focus of operations. Such charges include termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. We record these charges at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period. These charges are included as a component of the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Consolidated Statement of Income.
In fiscal 2017, we recorded $58 million of charges for integration and other costs in connection with our acquisition of Exelis Inc. (collectively with its subsidiaries, “Exelis”), substantially all of which were included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. As of the end of fiscal 2017, we had liabilities of $43 million associated with this integration activity and the fiscal 2016 and 2015 restructuring actions described below, of which the majority will be paid within the next twelve months.
In fiscal 2016, we recorded $33 million of restructuring charges for workforce reductions, facility consolidation and other costs and $121 million of charges at our corporate headquarters for integration and other costs (including $11 million for amortization for a step-up in inventory) in connection with our acquisition of Exelis. These charges are included as a component of the “Cost of products and services” and “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. As of the end of fiscal 2016, we had liabilities of $52 million associated with these and previous restructuring actions.

In fiscal 2015, we recorded restructuring charges of $54 million for workforce reductions (including severance and other employee-related exit costs) and $14 million for facility consolidation and contract terminations, substantially all of which were included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. This resulted in charges of $65 million recorded at our corporate headquarters related to the Exelis acquisition and $3 million in our Communication Systems segment.
In fiscal 2015, we also recorded $281 million of charges at our corporate headquarters, consisting of financing, restructuring, integration, transaction and other costs in connection with our acquisition of Exelis as follows:

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

•	$65 million of restructuring costs as referenced in the discussion above of fiscal 2015 restructuring charges;

•	$34 million of integration costs, recognized as incurred;

•	$23 million of transaction costs, recognized as incurred; and

•	$13 million of other costs, including impairments of capitalized software (see “Long-Lived Assets, Including Finite-Lived Intangible Assets” in this Note above for additional information).
All of these $281 million of charges were recorded in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income, except for the $146 million of financing costs.
Revenue Recognition — Our segments have the following revenue recognition policies:
Development and Production Contracts:    Estimates and assumptions, and changes therein, are important in connection with, among others, our segments’ revenue recognition policies related to development and production contracts. Revenue and profits related to development and production contracts are recognized using the percentage-of-completion (“POC”) method, generally based on the ratio of costs incurred to estimated total costs at completion (i.e., the “cost-to-cost” method) or the ratio of actual units delivered to estimated total units to be delivered under the contract (i.e., the “units-of-delivery” method) with consideration given for risk of performance and estimated profit. Revenue and profits on cost-reimbursable development and production contracts are recognized as allowable costs are incurred on the contract and become billable to the customer, in an amount equal to the allowable costs plus the profit on those costs.
Development and production contracts are combined when specific aggregation criteria are met. Criteria generally include closely interrelated activities performed for a single customer within the same economic environment. Development and production contracts are generally not segmented. If development and production contracts are segmented, we have determined that they meet specific segmenting criteria. Change orders, claims or other items that may change the scope of a development and production contract are included in contract value only when the value can be reliably estimated and realization is probable. Possible incentives or penalties and award fees applicable to performance on development and production contracts are considered in estimating contract value and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase earnings based solely on a single significant event are generally not recognized until the event occurs. We are party to certain contracts with incentive provisions or award fees that are subject to uncertainty until the conclusion of the contract and our customers may be entitled to reclaim and receive previous award fee payments.
Under the POC method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on a development and production fixed-price contract requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimated total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income by $14 million ($8 million after-tax or $.07 per diluted share) in fiscal 2017, $68 million ($42 million after-tax or $.33 per diluted share) in fiscal 2016 and $54 million ($38 million after-tax or $.35 per diluted share) in fiscal 2015.
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
Multiple-Element Arrangements:    We have entered into arrangements other than development and production contracts that require the delivery or performance of multiple deliverables or elements under a bundled sale. These arrangements are most prevalent in our Communication Systems segment. For example, in our Communication Systems segment, in addition to delivering secure tactical radios and accessories, we may be required to perform or provide installation, design and development solutions for custom communication infrastructures, and extended warranties.
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
Deliverables that are not separable are accounted for as a combined unit of accounting, and revenue generally is recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is reasonably assured, and delivery of a product has occurred and title has transferred or services have been rendered. If we determine that the deliverables represent separate units of accounting, we recognize the revenue associated with each unit of accounting separately, and contract revenue is allocated among the separate units of accounting at the inception of the arrangement based on relative selling price. If options or change orders materially change the scope of work or price of the contract subsequent to inception, we reevaluate and adjust our prior conclusions regarding units of accounting and allocation of contract revenue as necessary. The allocation of selling price among the separate units of accounting may impact the timing of revenue recognition, but will not change the total revenue recognized on the arrangement. We establish the selling price used for each deliverable based on the vendor-specific objective evidence (“VSOE”) of selling price, or third-party evidence (“TPE”) of selling price if VSOE of selling price is not available, or best estimate of selling price (“BESP”) if neither VSOE nor TPE of selling price is available. In determining VSOE of selling price, a substantial majority of the recent standalone sales of the deliverable must be priced within a relatively narrow range. In determining TPE of selling price, we evaluate competitor prices for similar deliverables when sold separately. Generally, comparable pricing of our products to those of our competitors with similar functionality cannot be obtained. In determining BESP, we consider both market data and entity-specific factors, including market conditions, the geographies in which our products are sold, our competitive position and strategy, and our profit objectives.
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

Retirement and Post-Employment Benefits — Defined benefit plans that we sponsor are accounted for as defined benefit pension and other postretirement defined benefit plans (collectively referred to as “defined benefit plans”). Accordingly, the funded or unfunded position of each defined benefit plan is recorded on our Consolidated Balance Sheet. Actuarial gains and losses and prior service costs or credits that have not yet been recognized through income are recorded in “accumulated other comprehensive loss” within equity, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to defined benefit plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination, and healthcare cost trend rates. We develop each assumption using relevant Company experience in conjunction with market-related data. Actuarial assumptions are reviewed annually with third-party consultants and adjusted as appropriate. For the recognition of net periodic benefit cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last five years, to be phased in over five years. Actual results that differ from our assumptions are accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants. The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date. The measurement date for valuing defined benefit plan assets and obligations is the end of the month closest to our fiscal year end.
For fiscal 2017, we changed the approach used to estimate the service and interest components of net periodic benefit cost of the U.S. defined benefit plans. The new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows in determining the benefit obligation. Prior to fiscal 2017, the service and interest cost components were determined by a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. We accounted for this change as a change in accounting estimate and accordingly have accounted for it prospectively. This change resulted in approximately $46 million of lower service and interest costs for our U.S. defined benefit plans in fiscal 2017 compared with the single weighted-average discount rate method.
In tandem with our change to the alternative spot rate approach to estimate service cost and interest cost for fiscal 2017 expense, we changed, as of July 1, 2016, the underlying yield curve from a published median yield curve to our actuaries’ above median yield curve to improve our ability to make such estimates. We believe we will be better able to explain changes of individual spot rates between periods with details from our actuaries supporting the underlying yield curve. If we had continued to use a median yield curve, our projected benefit obligation would have been approximately $339 million, or 5 percent, higher as of July 1, 2016.
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

As of June 30, 2017, we were named, and continue to be named, as a potentially responsible party at 60 sites where future liabilities could exist. These sites included 5 sites owned by us, 46 sites associated with our former locations or operations and 9 hazardous waste treatment, storage or disposal facility sites not owned by us that contain hazardous substances allegedly attributable to us from past operations.
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was approximately $106 million, consisting of (1) approximately $99 million for environmental liabilities related to Exelis operations; and (2) approximately $7 million for other environmental liabilities, which we recorded on a discounted basis, using a 2.31 percent discount rate, because the associated payment stream is relatively certain, and for which the estimated aggregate undiscounted amount that will be incurred over the next 10 years is approximately $8 million, with estimated payments for the next five years of approximately $0.7 million per year and an aggregate amount thereafter of approximately $4 million. In each case, the current portion of our estimated environmental liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet.
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
Financial Guarantees and Commercial Commitments — Financial guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. As of June 30, 2017, we did not have material financial guarantees and there were no such contingent commitments accrued for in our Consolidated Balance Sheet.
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
Income From Continuing Operations Per Share — For all periods presented in our Consolidated Financial Statements and these Notes, income from continuing operations per share is computed using the two-class method. The two-class method of computing income from continuing operations per share is an earnings allocation formula that determines income from continuing operations per share for common stock and any participating securities according to dividends paid and participation rights in undistributed earnings. Our restricted stock awards and restricted stock unit awards meet the definition of participating securities and are included in the computations of income from continuing operations per basic and diluted common share. Our performance share awards and performance share unit awards do not meet the definition of participating securities because they do not contain rights to receive nonforfeitable dividends and, therefore, are excluded from the computations of income from continuing operations per basic and diluted common share. Under the two-class method, income from continuing operations per common share is computed by dividing the sum of earnings distributed to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Income from continuing operations per diluted common share is computed using the more dilutive of the two-class method or the treasury stock method. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted-average shares outstanding during the period. See Note 16: Income From Continuing Operations Per Share for additional information.

Business Segments — We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line items in Note 24: Business Segments represent the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in Note 24: Business Segments represents the portion of corporate expenses not allocated to our business segments.
Reclassifications — Certain prior-year amounts have been reclassified in our Consolidated Financial Statements to conform to current-year classifications.
NOTE 2:  ACCOUNTING CHANGES OR RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
In the first quarter of fiscal 2017, we adopted an accounting standard issued by the Financial Accounting Standards Board (“FASB”) that changed the accounting for certain aspects of stock options and other share-based compensation. This accounting standard requires companies to recognize excess tax benefits or expenses related to the vesting or settlement of employee share-based awards (i.e., the difference between the actual tax benefit realized and the tax benefit initially recognized for financial reporting purposes) as income tax benefit or expense in our Consolidated Statement of Income. Prior to adoption of this accounting standard, we were required to recognize these amounts directly in our Consolidated Balance Sheet as additional paid-in capital. This accounting standard also requires classification of cash flows resulting from excess tax benefits or expenses related to employee share-based awards as cash flows from operating activities in our Consolidated Statement of Cash Flows. Prior to adoption of this accounting standard, we classified cash flows resulting from excess tax benefits or expenses related to employee share-based awards as cash flows from financing activities in our Consolidated Statement of Cash Flows. We applied all significant changes required by this accounting standard on a prospective basis from the beginning of fiscal 2017. Adopting this accounting standard did not have a material impact on our financial position, results of operations or cash flows, except as follows:

•	We recognized $23 million ($.18 per diluted share) of income tax benefit in our Consolidated Statement of Income for fiscal 2017; and

•
We classified $23 million of cash flows resulting from excess tax benefits related to employee share-based awards as net cash provided by operating activities in our Consolidated Statement of Cash Flows for fiscal 2017.

In the fourth quarter of fiscal 2017, we adopted an accounting standard issued by the FASB that simplified measurement of goodwill impairment. The accounting standard simplified the goodwill impairment calculation by eliminating step 2 from the former two-step impairment test under existing GAAP. The new standard does not change how a goodwill impairment is identified. We will continue to perform our quantitative goodwill impairment test by comparing the fair value of each reporting unit to its carrying amount, but if we are required to recognize a goodwill impairment charge, under the new standard the amount of the charge will be calculated by subtracting the reporting unit’s fair value from its carrying amount. Prior to adoption of this standard, if the fair value of a reporting unit was lower than its carrying amount (Step 1), we were required to calculate the implied value of goodwill by assigning the fair value of a reporting unit to all its assets and liabilities as if that reporting unit had been acquired in a business combination and the amount of the charge was calculated by subtracting the reporting unit’s implied fair value of goodwill from its actual goodwill balance (Step 2). The new guidance simplifies financial reporting because it eliminates the need to determine the fair value of individual assets and liabilities of a reporting unit to measure the goodwill impairment. We applied all significant changes required by this accounting standard on a prospective basis from the fourth quarter of fiscal 2017. Adopting this accounting standard did not have a material impact on our financial position, results of operations or cash flows.
In fiscal 2017, we adopted an accounting standard issued by the FASB that removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using NAV per share practical expedient. Adopting this accounting standard did not have a material impact on our financial position, results of operations or cash flows.
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
In preparation for the adoption of the new standard, the project team we formed has made progress against the detailed implementation plan we developed, including in the following areas:

•
Completing an accounting guidance gap analysis, consisting of a review of significant revenue streams and representative contracts to determine potential changes to our existing accounting policies and potential impacts to our consolidated financial statements;

•	Completing an inventory of our outstanding contracts and revenue streams;

•	Drafting a Company-wide revenue recognition policy reflecting the requirements of the new standard and tailored to our businesses;

•	Providing Company-wide training to affected employees, including in the areas of accounting, finance, contracts, tax and segment management;

•
Applying the five-step model of the new standard to our contracts and revenue streams to evaluate the quantitative and qualitative impacts the new standard will have on our consolidated financial statements, accounting and operating policies, accounting systems, internal control structure and business practices; and

•	Initiating the process of reviewing the additional disclosure requirements of the new standard and the potential impact on our accounting systems and internal control structure.
Although we are still in the process of evaluating and quantifying the impact of the new standard as described above, we have identified certain changes we expect the new standard to have on our consolidated financial statements. A significant portion of our revenue is derived from contracts with the U.S. Government, with revenue recognized using the POC method. We expect to recognize revenue on an “over time” basis for most of these contracts by using cost inputs to measure progress toward the completion of our performance obligations, which is similar to the POC cost-to-cost method currently used on the majority of these contracts. Consequently, we expect the adoption of the new standard primarily to impact certain of these contracts that recognize revenue using the POC units-of-delivery or milestone methods, resulting in recognition of revenue (and costs) earlier in the performance period as costs are incurred, as opposed to when units are delivered or milestones are achieved. We also are continuing to evaluate the impact of the new standard in other areas, including:

•	The number of distinct performance obligations within our contractual arrangements;

•	Contract modifications;

•	The potential impact to timing of revenue recognition for certain non-U.S. Government contracts based on existing contractual language; and

•	Estimation and recognition of variable consideration for contracts to provide services.
Because of the broad scope of the new standard, it could impact revenue and cost recognition across all of our business segments as well as related business processes and IT systems. As a result, our evaluation of the impact of the new standard will continue over future periods. We also have not yet made a determination regarding the use of a full retrospective or modified retrospective adoption approach for the new standard, as this determination is primarily dependent on the completion of our analysis of the effect the adoption will have on our consolidated financial statements.
In July 2015, the FASB issued a new standard that simplifies the subsequent measurement of inventories by replacing the current lower of cost or market test with a lower of cost and net realizable value test. The standard applies only to inventories for which cost is determined by methods other than last-in first-out and the retail inventory method. The standard is effective for public business entities for fiscal years beginning after December 15, 2016, which for us is fiscal 2018. We do not expect that adopting this accounting standard will have a material impact on our financial position, results of operations or cash flows.
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
In March 2017, the FASB issued an accounting standards update to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This update requires that entities present components of net periodic pension cost and net periodic postretirement benefit cost other than the service cost component separately from the service cost component and outside the subtotal of income from operations. This update must be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, which for us is our fiscal 2019. Adopting this accounting standard will result in a decrease in operating income and an increase in the net non-operating components of income from continuing operations of $164 million and $183 million for fiscal 2017 and 2018, respectively. We do not expect that adopting this accounting standard will have a material impact on our financial position or cash flows.
NOTE 3:  DISCONTINUED OPERATIONS AND DIVESTITURES
Discontinued Operations
We completed two significant divestitures during fiscal 2017, the divestiture of our government information technology (“IT”) services business (“IT Services”) and the divestiture of our Harris CapRock Communications commercial business (“CapRock”), which are described in more detail below. These divestitures individually and collectively represented a strategic shift away from non-core markets (for example, energy, maritime and government IT services). The decision to divest these businesses was part of our strategy to simplify our operating model to focus on technology-differentiated, high-margin businesses, and will have a major effect on our operations and financial results.
As a result, CapRock and IT Services are reported as discontinued operations in the Consolidated Financial Statements and these Notes, and our historical financial results have been restated to account for CapRock and IT Services as discontinued operations for all periods presented in the Consolidated Financial Statements and these Notes. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in the accompanying Consolidated Financial Statements and these Notes relate solely to our continuing operations.
The major components of the discontinued operations in our Consolidated Statement of Income include the following:

	2017	2016	2015

	(In millions)
Revenue from product sales and services	$1,039	$1,529	$1,245
Cost of product sales and services	(885)	(1,286)	(1,025)
Engineering, selling and administrative expenses	(91)	(150)	(123)
Impairment of goodwill and other assets	(240)	(367)	(16)
Non-operating loss, net (1)	(7)	(4)	—
Income (loss) before income taxes	(184)	(278)	81
Loss on sale of discontinued operations, net (2)	(11)	(21)	—
Income tax benefit (expense), net (3)	110	12	(34)
Discontinued operations, net of income taxes	$(85)	$(287)	$47

(1) “Non-operating loss, net” included losses of $2 million in fiscal 2017 and $4 million in fiscal 2016 related to our former broadcast communications business (“Broadcast Communications”), which was divested in fiscal 2013.
(2) “Loss on sale of discontinued operations, net” included a $3 million decrease and $21 million increase to the loss on the sale of Broadcast Communications in fiscal 2017 and 2016, respectively.
(3) “Income tax benefit (expense), net” included a $4 million income tax benefit in fiscal 2016 related to Broadcast Communications.

The carrying amounts of the major classes of assets and liabilities included in discontinued operations in our Consolidated Balance Sheet are as follows:

	June 30, 2017	July 1, 2016

	(In millions)
Assets
Receivables	$—	$263
Inventories	—	97
Other current assets	—	37
Current assets of discontinued operations	$—	$397
Property, plant and equipment	$—	$91
Goodwill	—	623
Non-current deferred income taxes	—	47
Other intangible assets	—	311
Other non-current assets	—	5
Non-current assets of discontinued operations	$—	$1,077
Liabilities
Accounts payable	$—	$109
Advance payments and unearned income	—	25
Other current liabilities (1)	12	114
Current liabilities of discontinued operations	$12	$248
Non-current liabilities of discontinued operations (2)	$21	$45

(1) “Other current liabilities” included $4 million and $30 million of liabilities related to Broadcast Communications as of June 30, 2017 and July 1, 2016, respectively.
(2) “Non-current liabilities of discontinued operations” included $7 million and $6 million of liabilities related to Broadcast Communications as of June 30, 2017 and July 1, 2016, respectively.

Depreciation and amortization, capital expenditures, and significant noncash items of discontinued operations included the following:

	Fiscal Years Ended
	2017	2016	2015

	(In millions)
Depreciation and amortization	$39	$78	$84
Capital expenditures	4	19	34
Significant noncash items:
Impairment of goodwill and other assets	(240)	(367)	(16)
Loss on sale of discontinued operations, net	(11)	(21)	—
IT Services
On April 28, 2017, we completed the divestiture to an affiliate of Veritas Capital Fund Management, L.L.C. (“Veritas”) of IT Services, which primarily provided IT and engineering managed services to U.S. Government customers, for net cash proceeds of $646 million, after estimated transaction expenses and estimated purchase price adjustments in respect of net cash and working capital, and subject to post-closing finalization of those adjustments as set forth in the definitive sales agreement entered into January 26, 2017. We recognized a pre-tax loss of $28 million on the sale of IT Services (and an after-tax gain of $55 million or $.44 per diluted share). The decision to divest IT Services was part of our strategy to simplify our operating model to focus on technology-differentiated, high-margin businesses. IT Services was part of our former Critical Networks segment and in connection with the definitive agreement to sell IT Services, as described above, the other remaining operations that had been apart of the Critical Networks segment, including our air traffic management (“ATM”) business, primarily serving the Federal Aviation Administration (“FAA”), and our Pacific Missile Range Facility (“PMRF”) program were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated. We agreed to provide various transition services to Veritas for a period of up to 18 months following the closing of the transaction pursuant to a separate agreement.
Because the then-pending divestiture of IT Services represented the disposal of a portion of a reporting unit within our former Critical Networks segment, we assigned $487 million of goodwill to the IT Services disposal group on a relative fair value basis during the third quarter of fiscal 2017, when the held for sale criteria were met. The fair value of the IT Services disposal group was determined based on the negotiated selling price, and the fair value of the retained businesses (which comprised the remaining portion of the reporting unit) was determined based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 1: Significant Accounting Policies for additional information regarding the fair value hierarchy.
In conjunction with the allocation, we tested goodwill assigned to the disposal group and goodwill allocated to the retained businesses for impairment. As a result, we concluded that goodwill and other assets related to IT Services were impaired as of March 31, 2017, and we recorded a non-cash impairment charge of $240 million in discontinued operations, $228 million of which related to goodwill. The goodwill impairment charge is non-deductible for tax purposes.
The following table presents the key financial results of IT Services included in “Discontinued operations, net of income taxes” in our Consolidated Statement of Income:

	Fiscal Years Ended
	2017	2016	2015

	(In millions)
Revenue from product sales and services	$895	$1,168	$781
Cost of product sales and services	(777)	(1,002)	(665)
Engineering, selling and administrative expenses	(68)	(84)	(64)
Impairment of goodwill and other assets	(240)	—	(2)
Non-operating loss	(9)	—	—
Income (loss) before income taxes	(199)	82	50
Loss on sale of discontinued operation	(28)	—	—
Income tax benefit (expense)	69	(30)	(16)
Discontinued operations, net of income taxes	$(158)	$52	$34

The following table presents assets and liabilities related to IT Services included in “Current assets of discontinued operations,” “Non-current assets of discontinued operations,” “Current liabilities of discontinued operations” and “Non-current liabilities of discontinued operations” in our Consolidated Balance Sheet:

	June 30, 2017	July 1, 2016

	(In millions)
Assets
Receivables	$—	$196
Inventories	—	83
Other current assets	—	6
Current assets of discontinued operations	$—	$285
Property, plant and equipment	$—	$18
Goodwill	—	487
Other intangible assets	—	287
Non-current deferred income taxes	—	4
Other non-current assets	—	2
Non-current assets of discontinued operations	$—	$798
Liabilities
Accounts payable	$—	$98
Advance payments and unearned income	—	20
Other current liabilities	2	40
Current liabilities of discontinued operations	$2	$158
Non-current liabilities of discontinued operations	$—	$13
CapRock
On January 1, 2017, we completed the divestiture to SpeedCast International Ltd. (“SpeedCast”) of CapRock, which provided wireless, terrestrial and satellite communications services to energy and maritime customers, for net cash proceeds of $370 million, after transaction expenses and purchase price adjustments in respect of net cash and working capital as set forth in the definitive sales agreement. We recognized a pre-tax gain of $14 million on the sale of CapRock ($61 million after certain tax benefits related to the transaction, including reversal of valuation allowances on capital losses and net operating losses, or $.49 per diluted share). We agreed to provide various transition services to SpeedCast for a period of up to 12 months following the closing of the transaction pursuant to a separate agreement.
The following table presents the key financial results of CapRock included in “Discontinued operations, net of income taxes” included in our Consolidated Statement of Income:

	Fiscal Years Ended
	2017	2016	2015

	(In millions)
Revenue from product sales and services	$144	$361	$464
Cost of product sales and services	(108)	(284)	(360)
Engineering, selling and administrative expenses	(23)	(66)	(59)
Impairment of goodwill and other assets	—	(367)	(14)
Non-operating income	4	—	—
Income (loss) before income taxes	17	(356)	31
Gain on sale of discontinued operation	14	—	—
Income tax benefit (expense)	41	38	(18)
Discontinued operations, net of income taxes	$72	$(318)	$13

Indications of potential impairment of goodwill related to CapRock (which was part of our former Critical Networks segment) were present at the end of the second quarter of fiscal 2016 due to the downturn in the energy market and its impact on customer operations, which also resulted in a decrease in the fiscal 2016 outlook for CapRock. Consequently, in connection with the preparation of our financial statements for the second quarter of fiscal 2016, we performed an interim test of CapRock’s goodwill for impairment as of the end of the second quarter of fiscal 2016.
To test for potential impairment of goodwill related to CapRock, we prepared an estimate of the fair value of the reporting unit based on projected discounted cash flows. The current carrying value of the CapRock reporting unit exceeded its estimated fair value, and accordingly, we allocated the estimated fair value to the assets and liabilities of the CapRock reporting unit to estimate the implied fair value of goodwill.
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
As a result of these impairment tests, we concluded that goodwill and other assets related to CapRock were impaired as of January 1, 2016, and we recorded an estimated non-cash impairment charge of $367 million, of which $290 million related to goodwill, which is included in the “Discontinued operations, net of income taxes” line item in our Consolidated Statement of Income for fiscal 2016. Most of the $367 million impairment charge is not deductible for tax purposes.
The following table presents assets and liabilities related to CapRock included in “Current assets of discontinued operations,” “Non-current assets of discontinued operations,” “Current liabilities of discontinued operations” and “Non-current liabilities of discontinued operations” in our Consolidated Balance Sheet:

	June 30, 2017	July 1, 2016

	(In millions)
Assets
Receivables	$—	$67
Inventories	—	14
Other current assets	—	31
Current assets of discontinued operations	$—	$112
Property, plant and equipment	$—	$73
Goodwill	—	136
Other intangible assets	—	24
Non-current deferred income taxes	—	43
Other non-current assets	—	3
Non-current assets of discontinued operations	$—	$279
Liabilities
Accounts payable	$—	$11
Advance payments and unearned income	—	5
Other current liabilities	6	44
Current liabilities of discontinued operations	$6	$60
Non-current liabilities of discontinued operations	$14	$26
Broadcast Communications
On February 4, 2013, we completed the divestiture of Broadcast Communications, which provided digital media management solutions in support of broadcast customers, to an affiliate of The Gores Group, LLC (“Gores”) pursuant to a definitive Asset Sale Agreement entered into December 5, 2012 for $225 million, including $160 million in cash, subject to customary adjustments (including a post-closing working capital adjustment), a $15 million subordinated promissory note (which was collected in fiscal 2014) and an earnout of up to $50 million based on future performance. Broadcast Communications was recorded as discontinued operations in connection with the sale.
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
Cyber Integrated Solutions
Pursuant to a plan approved by our Board of Directors to exit our cyber integrated solutions business (“CIS”), which provided remote cloud hosting, and to dispose of the related assets, we completed the sale of the remaining assets in the first quarter of fiscal 2014 for $35 million, including $28 million in cash and a $7 million subordinated promissory note, which we collected in the first quarter of fiscal 2015.
Divestitures
Aerostructures
On April 8, 2016, we completed the divestiture of our composite aerostructures business (“Aerostructures”), which designed and manufactured technically advanced, lightweight composite aerospace assembly structures, sub-assemblies and components for defense and commercial industries, for $187 million in cash at closing and the assumption of a $23 million capitalized lease. The operating results of Aerostructures through the date of divestiture are reported as part of our Electronic Systems segment. We recognized a net gain of $10 million on the sale, which is included in the “Non-operating income (loss)” line item in our Consolidated Statement of Income. Summarized financial information for Aerostructures is as follows:

	Fiscal Years Ended
	2016	2015

	(In millions)
Revenue from product sales and services	$60	$8
Income before income taxes	5	—
Net gain on sale of business	10	—
Commercial Healthcare Solutions
On July 1, 2015, we completed the divestiture of our commercial healthcare solutions business (“HCS”). The operating results of HCS through the date of divestiture were part of our former Integrated Network Solutions segment, but are included as part of corporate in these Notes.
NOTE 4:  BUSINESS COMBINATIONS
During fiscal 2015, we made one significant acquisition. On May 29, 2015, we acquired Exelis, a diversified, top-tier global aerospace, defense, information and services company leveraging its deep customer knowledge and technical expertise to deliver affordable, mission-critical solutions for global customers. We acquired 100 percent of Exelis in a cash and stock transaction. The total net purchase price was approximately $4.7 billion, including approximately $1.5 billion in Harris common stock and $3.2 billion in cash, net of cash acquired. The source of funds for the cash payment was cash on hand and third-party debt financing, including a combination of borrowings under an unsecured term loan facility in an aggregate amount of $1.3 billion and a portion of the proceeds from the issuance of debt securities in an aggregate principal amount of $2.4 billion. See Note 13: Long-Term Debt for additional information.
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

Pro Forma Results (Unaudited)
The following summary, prepared on a pro forma basis, presents our unaudited consolidated results of operations for fiscal 2015 as if the acquisition of Exelis had been completed as of the beginning of fiscal 2014, after including any post-acquisition adjustments directly attributable to the acquisition, and after including the impact of adjustments such as amortization of intangible assets, interest expense on related borrowings and new shares issued and, in each case, the related income tax effects. This pro forma presentation is on a continuing operations basis and does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of our results of operations had we owned Exelis for the entire period presented.

2015

(In millions)
Revenue from product sales and services — as reported	$3,885
Revenue from product sales and services — pro forma	$6,285
Income from continuing operations — as reported	$287
Income from continuing operations — pro forma	$384
NOTE 5:  RECEIVABLES
Receivables are summarized below:

	2017	2016

	(In millions)
Accounts receivable	$368	$398
Unbilled costs and accrued earnings on cost-plus contracts	258	280
	626	678
Less allowances for collection losses	(3)	(4)
	$623	$674
We expect to bill during fiscal 2018 substantially all unbilled costs and accrued earnings outstanding at June 30, 2017.
NOTE 6:  INVENTORIES
Inventories are summarized below:

	2017	2016

	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$454	$436
Finished products	96	129
Work in process	96	110
Raw materials and supplies	195	192
	$841	$867
Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $90 million and $91 million at June 30, 2017 and July 1, 2016, respectively.

NOTE 7:  PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized below:

	2017	2016

	(In millions)
Land	$43	$43
Software capitalized for internal use	141	113
Buildings	617	592
Machinery and equipment	1,270	1,185
	2,071	1,933
Less accumulated depreciation and amortization	(1,167)	(1,009)
	$904	$924
Depreciation and amortization expense related to property, plant and equipment was $147 million, $160 million and $109 million in fiscal 2017, 2016 and 2015, respectively.
NOTE 8:  GOODWILL
The assignment of goodwill by business segment, and changes in the carrying amount of goodwill for the fiscal years ended June 30, 2017 and July 1, 2016, by business segment, were as follows:

	Communication Systems	Electronic Systems	Space and Intelligence Systems	Critical Networks (2)	Total

	(In millions)
Balance at July 3, 2015 — as reported	$760	$1,718	$1,446	$2,424	$6,348
Decrease from reclassification to assets of discontinued operations (1)	—	—	—	(943)	(943)
Transfer of goodwill in segment realignment	—	1,481	—	(1,481)	—
Balance at July 3, 2015 — after reallocation	760	3,199	1,446	—	5,405
Goodwill decrease from divestitures (3)	—	(61)	—	—	(61)
Currency translation adjustments	7	(46)	(1)	—	(40)
Other (including adjustments to previously estimated fair value of assets acquired and liabilities assumed)	14	1	33	—	48
Balance at July 1, 2016	781	3,093	1,478	—	5,352
Currency translation adjustments	2	(4)	(1)	—	(3)
Other	2	15	—	—	17
Balance at June 30, 2017	$785	$3,104	$1,477	$—	$5,366

(1) CapRock and IT Services are reported as discontinued operations in the Consolidated Financial Statements and these Notes as a result of our divestitures in fiscal 2017 of those businesses, which were part of our former Critical Networks segment. In order to restate changes in the carrying amount of goodwill by business segment on a continuing operations basis to the earliest period presented in this Note, our goodwill balance as of July 3, 2015 has been adjusted by $943 million, consisting of a $449 million adjustment related to CapRock and a $494 million adjustment related to IT Services. The $449 million adjustment related to CapRock included $136 million of goodwill transferred to discontinued operations in the second quarter of fiscal 2017, as well as associated changes in the carrying amount of CapRock goodwill for earlier periods. The $494 million adjustment related to IT Services included $487 million of goodwill transferred to discontinued operations in the third quarter of fiscal 2017 when the held for sale criteria were met, as well as associated changes in the carrying amount of IT Services goodwill for earlier periods. The $487 million of goodwill transferred to discontinued operations in the third quarter of fiscal 2017 was determined on a relative fair value basis, because the then-pending divestiture of IT Services represented the disposal of a portion of a reporting unit within our former Critical Networks segment. The carrying amount of each of CapRock goodwill and IT Services goodwill is included as a component of the “Non-current assets of discontinued operations” line item in our Consolidated Balance Sheet as of July 1, 2016, however the carrying amount of each was subsequently derecognized through the loss on sale of discontinued operations and is not in our Consolidated Balance Sheet as of June 30, 2017. See Note 3: Discontinued Operations and Divestitures for additional information.
(2) In connection with our divestitures of CapRock and IT Services, our Critical Networks segment was eliminated effective for the third quarter of fiscal 2017, and our operations that had been part of our Critical Networks segment, other than CapRock and IT Services, were integrated with our Electronic Systems segment. In order to restate changes in the carrying amount of goodwill by business segment on a continuing operations basis to the earliest period presented in this Note, our Electronic Systems goodwill balance as of July 3, 2015 has been adjusted by $1,481 million, which included $1,443 million of goodwill transferred from our former Critical Networks segment during the third quarter of fiscal 2017, as well as associated changes in the carrying amount of this goodwill for earlier periods.
(3) We completed the divestiture of Aerostructures during the fourth quarter of fiscal 2016. In accordance with GAAP, we determined $61 million of goodwill to be a part of the carrying value of Aerostructures in determining the gain or loss on divestiture. See Note 3: Discontinued Operations and Divestitures for additional information.

NOTE 9:  INTANGIBLE ASSETS
We assess the recoverability of the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.
Intangible assets are summarized below:

	2017			2016
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(In millions)
Customer relationships	$1,205	$233	$972	$1,206	$139	$1,067
Developed technologies	208	101	107	209	82	127
Contract backlog	—	—	—	25	25	—
Trade names	58	34	24	55	19	36
Other	2	1	1	9	8	1
Total intangible assets	$1,473	$369	$1,104	$1,504	$273	$1,231
Amortization expense related to intangible assets was $126 million, $129 million and $29 million in fiscal 2017, 2016 and 2015, respectively, including approximately $109 million, $109 million and $9 million, respectively, of amortization expense for intangible assets related to our acquisition of Exelis.
Future estimated amortization expense for intangible assets is as follows:

Total
(In millions)
Fiscal Years:
2018	$116
2019	115
2020	102
2021	101
2022	101
Thereafter	569
Total	$1,104
NOTE 10:  ACCRUED WARRANTIES
Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Consolidated Balance Sheet, during fiscal 2017 and 2016, were as follows:

	2017	2016

	(In millions)
Balance at beginning of fiscal year	$32	$36
Warranty provision for sales	14	20
Settlements	(16)	(19)
Other, including adjustments for acquisitions and foreign currency translation	(4)	(5)
Balance at end of fiscal year	$26	$32
We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties at June 30, 2017 and July 1, 2016 was $23 million and $37 million, respectively, and is included as a component of the “Advance payments and unearned income” and “Other long-term liabilities” line items in our Consolidated Balance Sheet.

NOTE 11:  CREDIT ARRANGEMENTS
On July 1, 2015, we established a new $1 billion 5-year senior unsecured revolving credit facility (the “2015 Credit Facility”) by entering into a Revolving Credit Agreement (the “2015 Credit Agreement”) with a syndicate of lenders. The 2015 Credit Facility replaced our prior $1 billion 5-year senior unsecured revolving credit facility established under the Revolving Credit Agreement, dated as of September 28, 2012, as amended by Amendment No. 1 thereto dated as of February 25, 2015 (as so amended, the “2012 Credit Agreement”). No loans or letters of credit under the 2012 Credit Agreement were outstanding at the time of, or were repaid in connection with, such termination, and we incurred no early termination penalties as a result of such termination.
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
The 2015 Credit Agreement contains certain affirmative covenants, including covenants relating to: reporting obligations; maintenance of corporate existence and good standing; compliance with laws; maintenance of properties and insurance; payment of taxes; compliance with ERISA and environmental, anti-money laundering, sanctions, export controls, anti-corruption and certain other laws; visitation and inspection by the administrative agent and the lenders; and subsidiary guarantees. The 2015 Credit Agreement also contains certain negative covenants, including covenants: limiting certain liens on assets; limiting certain mergers, consolidations or sales of assets; limiting certain sale and leaseback transactions; limiting certain vendor financing investments; and limiting certain investments in unrestricted subsidiaries. The 2015 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness (excluding defined benefit plan liabilities) to total capital, each as defined in the 2015 Credit Agreement, to be greater than 0.65:1.00. We were in compliance with the covenants in the 2015 Credit Agreement at June 30, 2017.
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
All principal amounts borrowed or outstanding under the 2015 Credit Agreement are due on July 1, 2020, unless (i) the commitments are terminated earlier either at the request of us or if certain events of default described in the 2015 Credit Agreement occur or (ii) the maturity date is extended pursuant to provisions allowing us, from time to time after July 1, 2016, but at least 45 days prior to the scheduled maturity date then in effect, to request that the scheduled maturity date then in effect be extended by one calendar year (with no more than one such extension permitted in any calendar year and no more than two such extensions during the term of the 2015 Credit Agreement), subject to approval by lenders holding a majority of the commitments under the 2015 Credit Agreement and satisfaction of certain conditions stated in the 2015 Credit Agreement (including the absence of any default and the accuracy of certain representations and warranties); provided, however, that all revolving loans of those lenders declining to participate in the requested extension and whose commitments under the 2015 Credit Agreement have not been replaced pursuant to customary replacement rights in favor of us shall remain due and payable in full, and all commitments under the 2015 Credit Agreement of such declining lenders shall terminate, on the maturity date in effect prior to the requested extension. At June 30, 2017, we had no borrowings outstanding under the 2015 Credit Agreement, but we had $75 million of short-term debt outstanding under our commercial paper program that was supported by the 2015 Credit Facility.
NOTE 12:  SHORT-TERM DEBT
Our short-term debt at June 30, 2017 and July 1, 2016 was $80 million (including $75 million outstanding under our commercial paper program) and $15 million, respectively. Interest expense incurred on our short-term debt was not material at June 30, 2017 or July 1, 2016.

NOTE 13:  LONG-TERM DEBT
Long-term debt is summarized below:

	2017	2016

	(In millions)
Variable-rate term loans:
3-year tranche, due May 29, 2018	$36	$300
5-year tranche, due May 29, 2020	269	318
Total variable-rate term loans	305	618
Fixed-rate debt:
4.25% notes, due October 1, 2016	—	250
1.999% notes, due April 27, 2018	500	500
2.7% notes, due April 27, 2020	400	400
4.4% notes, due December 15, 2020	400	400
5.55% notes, due October 1, 2021	400	400
3.832% notes, due April 27, 2025	600	600
7.0% debentures, due January 15, 2026	100	100
6.35% debentures, due February 1, 2028	26	26
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
Other	14	—
Total fixed-rate debt	3,640	3,876
Total debt	3,945	4,494
Current portion of long-term debt	(556)	(380)
Plus: current portion of unamortized debt issuance costs	2	—
Less: current portion of unamortized bond premium	—	(2)
Total current portion of long-term debt	(554)	(382)
Total long-term debt	3,391	4,112
Plus: unamortized bond premium	29	38
Less: unamortized discounts	(2)	(3)
Less: unamortized debt issuance costs	(22)	(27)
Total long-term debt, net	$3,396	$4,120

The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2017 and, in total, thereafter are: $556 million in fiscal 2018; $133 million in fiscal 2019; $525 million in fiscal 2020; $403 million in fiscal 2021; $403 million in fiscal 2022; and $1,925 million thereafter. In connection with our acquisition of Exelis in May 2015, Harris Corporation fully and unconditionally guaranteed all of the long-term fixed-rate debt securities issued by Exelis Inc. outstanding at the time of the acquisition, consisting of $250 million in aggregate principal amount of 4.25% senior notes due October 1, 2016 (which we repaid at maturity) and $400 million in aggregate principal amount of 5.55% senior notes due October 1, 2021 (together, the “Exelis Notes”). In addition, Exelis Inc. fully and unconditionally guaranteed all of the long-term fixed-rate debt securities issued by Harris Corporation outstanding at the time of the acquisition. On December 31, 2015, Exelis Inc. merged with and into Harris Corporation, with Harris Corporation being the surviving corporation in the merger, the separate existence of Exelis Inc. ceased, Harris Corporation assumed the obligations of Exelis Inc. under the Exelis Notes, and the cross guarantees of our outstanding long-term fixed-rate debt securities as described above terminated.
Long-Term Debt Issued/Assumed in Fiscal 2015
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
Under the Term Loan Agreement, we may, at any time or from time to time, voluntarily prepay term loans of either tranche in whole or in part without premium or penalty, but we may not re-borrow amounts thereunder. The Term Loan Agreement contains certain representations and warranties for the benefit of the administrative agent and the lenders, including representations relating to: due incorporation and good standing; due authorization of the Term Loan Agreement documentation; absence of any requirement for governmental or third party authorization for the due execution, delivery and performance of any Term Loan Agreement documentation; enforceability of the Term Loan Agreement documentation; accuracy of financial statements; no material adverse effect since June 27, 2014; absence of material undisclosed litigation on March 16, 2015; compliance with ERISA and certain other laws; payment of taxes; and solvency. The Term Loan Agreement contains certain affirmative covenants, including covenants relating to: reporting obligations; maintenance of corporate existence and good standing; compliance with laws; maintenance of properties and insurance; payment of taxes; compliance with environmental laws and ERISA; and visitation and inspection by the administrative agent and the lenders. The Term Loan Agreement also requires that certain of our subsidiaries that incur, borrow or guarantee debt in a principal amount exceeding $100 million become guarantors under the Term Loan Agreement. The Term Loan Agreement also contains certain negative covenants, including covenants: limiting certain liens on assets; limiting certain mergers, consolidations or sales of assets; limiting certain sale and leaseback transactions; limiting certain vendor financing investments; and limiting certain investments in unrestricted subsidiaries. The Term Loan Agreement also requires that we not permit at any time our ratio of consolidated total indebtedness to total capital, each as defined in the Term Loan Agreement, to be greater than 0.65:1.00. We were in compliance with the covenants in the Term Loan Agreement at June 30, 2017.
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

•
$500 million in aggregate principal amount of 5.054% Notes due April 27, 2045 (the “New 2045 Notes” and collectively with the New 2018 Notes, New 2020 Notes, New 2025 Notes and New 2035 Notes, the “New Notes”).

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
Exelis Fixed-rate Debt Outstanding at Time of Acquisition: Our long-term debt includes the Exelis Notes, which are long-term fixed-rate debt securities issued by Exelis Inc. that were outstanding when we acquired Exelis on May 29, 2015, consisting of $250 million in aggregate principal amount of 4.25% senior notes due October 1, 2016 (the “Exelis 2016 Notes”) and $400 million in aggregate principal amount of 5.55% senior notes due October 1, 2021 (the “Exelis 2021 Notes”), and were assumed by Harris Corporation after Exelis Inc. merged with and into Harris Corporation on December 31, 2015. As part of our purchase accounting, the Exelis Notes were recorded at fair value ($702 million on a combined basis, representing a premium of $52 million), and unamortized debt issuance costs related to the Exelis Notes were written off as of May 29, 2015. This premium is being amortized to interest expense over the lives of the related Exelis Notes on a straight-line basis which approximates the effective interest rate method, and such amortization is reflected as a reduction of interest expense in our Consolidated Statement of Income. Accrued interest payable on the Exelis Notes is payable on April 1 and October 1 of each year. We repaid the entire outstanding $250 million aggregate principal amount of the Exelis 2016 Notes at maturity during the second quarter of fiscal 2017.
The Exelis 2021 Notes are subject to the terms of an indenture with Union Bank, N.A., as trustee (the “Exelis Indenture”). The Exelis Indenture includes covenants that restrict our ability, subject to exceptions, to incur indebtedness secured by liens or engage in sale and leaseback transactions. The Exelis Indenture also provides for customary events of default, including but not limited to: failure to pay interest for 30 days; failure to pay principal when due; failure to perform any other covenant in the Exelis Indenture for 90 days after receipt of notice from the trustee or from holders of 25 percent of the outstanding principal amount; and certain events of bankruptcy, insolvency or reorganization of Harris Corporation. We may redeem the Exelis 2021 Notes at any time in whole or, from time to time, in part at the applicable “make-whole” redemption price. The applicable “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the Exelis 2021 Notes being redeemed or the sum of the present values of the remaining scheduled payments of principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined, plus 50 basis points, plus in each case accrued and unpaid interest to the date of redemption.
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

Long-Term Debt Repaid in Fiscal 2017
We repaid the entire outstanding $250 million aggregate principal amount of the Exelis 2016 Notes (the 4.25% notes due October 1, 2016) at maturity during the second quarter of fiscal 2017. We also repaid $313 million of the principal amount of our variable-rate term loans during fiscal 2017.
Long-Term Debt From Prior to Fiscal 2015 That Remained Outstanding at June 30, 2017
On December 3, 2010, we completed the issuance of $400 million in aggregate principal amount of 4.4% Notes due December 15, 2020 (the “2020 Notes”) and $300 million in aggregate principal amount of 6.15% Notes due December 15, 2040 (the “2040 Notes”). Interest on each of the 2020 Notes and the 2040 Notes is payable semi-annually in arrears on June 15 and December 15 of each year. We may redeem the 2020 Notes and/or the 2040 Notes at any time in whole or, from time to time, in part at the applicable “make-whole” redemption price. The applicable “make-whole” redemption price is equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 25 basis points in the case of the 2020 Notes and 35 basis points in the case of the 2040 Notes. In each case, we will pay accrued interest on the principal amount of the notes being redeemed to, but not including, the redemption date. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We incurred $6 million and $5 million in debt issuance costs and discounts related to the issuance of the 2020 Notes and 2040 Notes, respectively, which are being amortized on a straight-line basis over the respective lives of the notes, which approximates the effective interest rate method, and are reflected as a portion of interest expense in our Consolidated Statement of Income.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt:

	June 30, 2017		July 1, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Long-term debt (including current portion) (1)	$3,950	$4,252	$4,502	$4,873

(1)
The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFITS
Defined Contribution Plan
We sponsor a defined contribution savings plan, which allows our eligible employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The plan includes several match contribution formulas which requires us to match a percentage of the employee contributions up to certain limits and make base contributions, generally totaling between 2.0% to 6.0% of employee eligible pay. Matching contributions and base contributions charged to expense were $80 million, $82 million and $58 million for fiscal 2017, 2016 and 2015, respectively, including both continuing and discontinued operations.

Deferred Compensation Plan
We also sponsor a supplemental executive retirement plan, which is a nonqualified deferred compensation arrangement for highly compensated employees (within the meaning of section 201(2) of ERISA). The plan obligations are funded by investments held in a Rabbi Trust.

The following table provides the fair value of our deferred compensation plan investments and liabilities by category and by fair value hierarchy level as of June 30, 2017:

	Total	Level 1

	(In millions)
Assets
Deferred compensation plan investments: (1)
Equity security	$37	$37
Investments Measured at NAV:
Corporate-owned life insurance	25
Equity fund	50
Total	75
Total fair value of deferred compensation plan assets	$112

Liabilities
Deferred compensation plan liabilities: (2)
Equity securities and mutual funds	$46	$46
Investments Measured at NAV:
Common/collective trusts and guaranteed investment contracts	80
Total fair value of deferred compensation plan liabilities	$126

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

Defined Benefit Plans
Some of our employees participate in numerous defined benefit pension plans, and benefits for most participants under the terms of these plans are based on the employee’s years of service and compensation. We fund these plans as required by statutory regulations and through voluntary contributions. Some of our employees also participate in other postretirement defined benefit plans such as health care and life insurance plans.
The U.S. Salaried Retirement Plan (“U.S. SRP”) is our largest defined benefit pension plan, with assets valued at $4.4 billion and a projected benefit obligation of $5.6 billion as of June 30, 2017. Effective December 31, 2016, accruals under the U.S. SRP benefit formula were frozen for all employees and replaced with a 1% cash balance benefit formula for certain non-highly compensated employees.
Balance Sheet Information
Amounts recognized in our Consolidated Balance Sheet for defined benefit pension plans and other postretirement defined benefit plans (collectively, “defined benefit plans”) reflect the funded status of our plans. The following table provides a summary of the funded status of our defined benefit plans and the presentation of such balances within our Consolidated Balance Sheet:

	June 30, 2017			July 1, 2016
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)			(In millions)
Fair value of plan assets	$4,921	$212	$5,133	$4,273	$216	$4,489
Projected benefit obligation	(6,140)	(265)	(6,405)	(6,471)	(311)	(6,782)
Funded status	(1,219)	(53)	(1,272)	(2,198)	(95)	(2,293)
Amounts reported within:
Other non-current assets	9	—	9	5	—	5
Compensation and benefits	(2)	(1)	(3)	(2)	—	(2)
Defined benefit plans	$(1,226)	$(52)	$(1,278)	$(2,201)	$(95)	$(2,296)
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

	June 30, 2017			July 1, 2016
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)			(In millions)
Net actuarial loss (gain)	$262	$(28)	$234	$546	$11	$557
Net prior service cost (credit)	2	(1)	1	3	(1)	2
	$264	$(29)	$235	$549	$10	$559
The following table provides a roll-forward of the projected benefit obligations for our defined benefit plans:

	2017			2016
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)			(In millions)
Change in benefit obligation
Benefit obligation at beginning of fiscal year	$6,471	$311	$6,782	$6,493	$445	$6,938
Service cost	58	1	59	75	1	76
Interest cost	184	8	192	245	13	258
Actuarial loss (gain)	(160)	(32)	(192)	303	(2)	301
Prior service cost (credit)(1)	—	—	—	3	(121)	(118)
Benefits paid	(376)	(22)	(398)	(358)	(24)	(382)
Settlements(2)	—	—	—	(244)	—	(244)
Special termination benefits	—	—	—	1	—	1
Expenses paid	(34)	—	(34)	(30)	—	(30)
Curtailments(3)(4)	—	(1)	(1)	(2)	(1)	(3)
Foreign exchange	(3)	—	(3)	(15)	—	(15)
Benefit obligation at end of fiscal year	$6,140	$265	$6,405	$6,471	$311	$6,782

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
(3) We discontinued operations at one of our facilities during fiscal 2016, with the facility consolidation completed during the quarter ended July 1, 2016. Under GAAP, this resulted in a curtailment during the quarter ended January 1, 2016, and a net pension liability reduction of $2 million.

(4)	We divested IT Services during fiscal 2017, which resulted in a curtailment under the Salaried Retiree Medical Plan.

The following table provides a roll-forward of the assets and the ending funded status of our defined benefit plans:

	2017			2016
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)			(In millions)
Change in plan assets
Plan assets at beginning of fiscal year	$4,273	$216	$4,489	$4,500	$257	$4,757
Actual return on plan assets	470	22	492	1	(1)	—
Employer contributions	591	(4)	587	420	1	421
Benefits paid	(376)	(22)	(398)	(358)	(25)	(383)
Settlements	—	—	—	(244)	—	(244)
Expenses paid	(34)	—	(34)	(30)	—	(30)
Foreign exchange loss	(3)	—	(3)	(16)	—	(16)
Other(1)	—	—	—	—	(16)	(16)
Plan assets at end of fiscal year	$4,921	$212	$5,133	$4,273	$216	$4,489

Funded status at end of fiscal year	$(1,219)	$(53)	$(1,272)	$(2,198)	$(95)	$(2,293)

(1) We discontinued certain significantly underfunded post-employment benefit plans effective December 31, 2015. As a result, the remaining assets of the Employee Benefit Trust were designated for other employee benefit costs.
The accumulated benefit obligation for all defined benefit pension plans was $6.1 billion at June 30, 2017. The following table provides information for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	June 30, 2017	July 1, 2016
	(In millions)	(In millions)
Projected benefit obligation	$6,061	$6,390
Accumulated benefit obligation	6,061	6,379
Fair value of plan assets	4,833	4,187

Income Statement Information
The following table provides the components of net periodic benefit income and other amounts recognized in other comprehensive income for fiscal 2017, 2016, and 2015 as they pertain to our defined benefit plans:

	Pension			Other Benefits
	2017	2016	2015	2017	2016	2015

	(In millions)
Net periodic benefit income(1)
Service cost	$58	$75	$7	$1	$1	$1
Interest cost	184	245	23	8	13	2
Expected return on plan assets	(340)	(347)	(32)	(17)	(18)	(2)
Amortization of prior service credit	—	—	—	—	(5)	(13)
Amortization of net actuarial loss	1	1	1	—	1	6
Net periodic benefit income	(97)	(26)	(1)	(8)	(8)	(6)
Effect of curtailments, settlements or special termination benefits(2)	—	1	—	—	(121)	—
Total net periodic benefit income	$(97)	$(25)	$(1)	$(8)	$(129)	$(6)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income)
Net actuarial loss (gain)	$(284)	$645	$(117)	$(38)	$15	$(5)
Prior service cost (credit)(2)	—	3	—	—	(121)	(19)
Amortization of prior service credit	—	—	—	—	126	13
Amortization of net actuarial loss	(1)	(1)	(1)	—	(2)	(6)
Total change recognized in other comprehensive loss (income)	(285)	647	(118)	(38)	18	(17)
Total impact from net periodic benefit cost and changes in other comprehensive loss (income)	$(382)	$622	$(119)	$(46)	$(111)	$(23)

(1) Net periodic benefit income presented in this table includes both continuing and discontinued operations. $2 million and $4 million of the service cost component of net periodic benefit income is included as a component of the “Discontinued operations, net of income taxes” line item in our Consolidated Statement of Income for fiscal 2017 and fiscal 2016, respectively.
(2) We discontinued certain significantly underfunded post-employment benefit plans effective December 31, 2015. Under GAAP, this resulted in a negative plan amendment, curtailment and settlement during fiscal 2016.
Defined Benefit Plan Assumptions
The determination of the assumptions related to defined benefit plans are based on the provisions of the applicable accounting pronouncements, review of various market data and discussions with our actuaries. We develop each assumption using relevant Company experience in conjunction with market-related data. Assumptions are reviewed annually and adjusted as appropriate.
The following tables provide the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our defined benefit pension plans:

Obligation assumptions as of:	June 30, 2017	July 1, 2016
Discount rate	3.76%	3.62%
Rate of future compensation increase	2.76%	2.75%

Cost assumptions for fiscal years:	2017	2016	2015
Discount rate to determine service cost	3.80%	4.06%	3.77%
Discount rate to determine interest cost	2.94%	4.06%	3.77%
Expected return on plan assets	7.65%	7.91%	7.93%
Rate of future compensation increase	2.75%	2.76%	2.76%
Key assumptions for the U.S. SRP (our largest defined benefit pension plan with approximately 90% of the total projected benefit obligation) included a discount rate for obligation assumptions of 3.78% and expected return on plan assets of 7.75% for fiscal 2017, which is being maintained at 7.75% for fiscal 2018.

The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our other postretirement defined benefit plans:

Obligation assumptions as of:	June 30, 2017	July 1, 2016
Discount rate	3.63%	3.41%
Rate of future compensation increase	N/A	N/A

Cost assumptions for fiscal year:	2017	2016	2015
Discount rate to determine service cost	3.52%	3.86%	3.57%
Discount rate to determine interest cost	2.60%	3.86%	3.57%
Rate of future compensation increase	N/A	2.75%	2.75%
The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the strategic allocation, the correlations among asset classes and their expected volatilities. Our expected rate of return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, the determination of the expected long-term rate of return takes into consideration: (1) the plan’s actual historical annual return on assets over the past 15-, 20- and 25-year time periods, (2) historical broad market returns over long-term timeframes weighted by the plan’s strategic allocation, and (3) independent estimates of future long-term asset class returns, weighted by the plan’s strategic allocation. Based on this approach, the long-term annual rate of return on assets is estimated at 7.75% for fiscal 2018 for the U.S. defined benefit plans. The weighted average long-term annual rate of return on assets for all defined benefit pension plans is estimated at 7.66% for fiscal 2018. In fiscal 2017, we adopted updated mortality tables, which resulted in a decrease in the defined benefit plans’ projected benefit obligation as of June 30, 2017 and estimated net periodic benefit cost beginning fiscal 2018.
The assumed rate of future increases in the per capita cost of healthcare (the healthcare trend rate) was 7.25% for fiscal 2017 and is 6.88% for fiscal 2018, with both assumptions decreasing ratably to 4.75% in fiscal 2027. Increasing or decreasing the healthcare cost trend rates by one percent per year would not have a material effect on the benefit obligation or the aggregate annual service and interest cost components. To the extent that actual experience differs from these assumptions, the effect will be accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants.
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
The following table provides the current strategic target asset allocation ranges by asset category:

	Target Asset Allocation
Equity investments	45%	—	75%
Fixed income investments	20%	—	42%
Hedge funds	5%	—	15%
Cash and cash equivalents	0%	—	10%

Fair Value of Plan Assets
The following is a description of the valuation techniques and inputs used to measure fair value for major categories of investments as reflected in the table that follows such description:

•
Domestic and international equities, which include common and preferred shares, domestic listed and foreign listed equity securities, open-ended and closed-ended mutual funds and exchange traded funds, are generally valued at the closing price reported on the major market exchanges on which the individual securities are traded at the measurement date. Because these assets are traded predominantly on liquid, widely traded public exchanges, equity securities are categorized as Level 1 assets.

•
Private equity funds, which include buy-out, mezzanine, venture capital, distressed asset and secondary funds, are typically limited partnership investment structures. Private equity valuations are based on the valuation of the underlying investments, which include inputs such as cost, operating results, discounted future cash flows and market-based comparable data. Private equity funds generally have liquidity restrictions that extend for ten or more years. Valuations are largely based on unobservable inputs and short-term liquidity is restricted; consequently, private equity is categorized as Level 3 assets. At June 30, 2017 and July 1, 2016, our defined benefit plans had future unfunded commitments totaling $157 million and $178 million, respectively, related to private equity fund investments.

•
Hedge funds, which include equity long/short, event-driven and fixed-income arbitrage and global macro funds, are typically limited partnership investment structures. Limited partnership interests in hedge funds are primarily valued using a market approach based on NAV calculated by the funds and are not publicly available. Hedge funds that permit redemption on a quarterly or more frequent basis with 90 or fewer days notice are generally categorized as Level 2 assets. All other hedge funds are categorized as Level 3 assets.

•
Fixed income investments, which include U.S. Government securities and investment and non-investment grade corporate bonds, are generally valued using pricing models that use verifiable, observable market data such as interest rates, benchmark yield curves and credit spreads, bids provided by brokers or dealers, or quoted prices of securities with similar characteristics. Fixed income investments are categorized as Level 2 assets.

•
Other is primarily comprised of guaranteed insurance contracts valued at book value, which approximates fair value, calculated using the prior-year balance adjusted for investment returns and changes in cash flows.

•
Cash and cash equivalents are primarily comprised of short-term money market funds valued at cost, which approximates fair value, or valued at quoted market prices of identical instruments. Cash and currency are categorized as Level 1 assets; cash equivalents, such as money market funds or short-term commingled funds, are categorized as Level 2 assets.

•
Certain investments that are valued using the NAV per share (or its equivalent) as a practical expedient are not categorized in the fair value hierarchy and are included in the table to permit reconciliation of the fair value hierarchy to the aggregate postretirement benefit plan assets.

The following table provides the fair value of plan assets held by our defined benefit plans by asset category and by fair value hierarchy level:

	June 30, 2017
	Total	Level 1	Level 2	Level 3

	(In millions)
Asset Category
Equities:
Domestic equities	$1,062	$1,032	$30	$—
International equities	838	834	4	—
Alternative investments:
Private equity funds	489	—	—	489
Hedge funds	242	—	—	242
Commodities and real estate	33	—	—	33
Fixed income:
Corporate bonds	611	—	611	—
Government securities	241	—	241	—
Other	2	—	—	2
Cash and cash equivalents	597	1	596	—
Total	4,115	$1,867	$1,482	$766
Investments Measured at NAV
Equity funds	632
Fixed income funds	288
Total Investments Measured at NAV	920
Receivables, net	98
Total fair value of plan assets	$5,133

	July 1, 2016
	Total	Level 1	Level 2	Level 3

	(In millions)
Asset Category
Equities:
Domestic equities	$1,097	$1,070	$27	$—
International equities	455	452	3	—
Alternative investments:
Private equity funds	664	—	—	664
Hedge funds	329	—	47	282
Commodities and real estate	36	—	—	36
Fixed income:
Corporate bonds	557	—	557	—
Government securities	166	—	166	—
Other	2	—	—	2
Cash and cash equivalents	197	31	166	—
Total	$3,503	$1,553	$966	$984
Investments Measured at NAV
Equity funds	582
Fixed income funds	405
Total Investments Measured at NAV	987
Payables, net	(1)
Total fair value of plan assets	$4,489

The following table presents a reconciliation of the beginning and ending defined benefit plan asset balances that use significant unobservable inputs (Level 3) to measure fair value:

	Private Equity Funds, Commodities and Real Estate	Hedge Funds	International Equities	Other	Total

			(In millions)
Level 3 balance — July 3, 2015	$931	$338	$145	$13	$1,427
Realized gains (losses), net	109	(8)	127	1	229
Unrealized losses, net	(121)	(20)	(137)	(3)	(281)
Sales, net	(219)	(28)	(135)	(9)	(391)
Level 3 balance — July 1, 2016	700	282	—	2	984
Realized gains (losses), net	78	(23)	—	—	55
Unrealized gains (losses), net	(71)	49	—	—	(22)
Sales, net	(185)	(66)	—	—	(251)
Level 3 balance — June 30, 2017	$522	$242	$—	$2	$766
Contributions
Funding requirements under Internal Revenue Service (“IRS”) rules are a major consideration in making contributions to our postretirement benefit plans. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
The Highway and Transportation Funding Act of 2014 (“HATFA”) and the Bipartisan Budget Act of 2015 (“BBA 2015”) further extended the interest rate stabilization provision of MAP-21 until 2020. We made a $400 million voluntary contribution to our U.S. qualified pension plans during fiscal 2017. As a result, we currently do not anticipate making any contributions to our U.S. qualified pension plans during fiscal 2018.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and benefits expected to be earned for future service by current active employees under our defined benefit plans:

	Pension	Other Benefits (1)	Total

	(In millions)
Fiscal Years:
2018	$391	$26	$417
2019	384	26	410
2020	386	25	411
2021	386	25	411
2022	386	24	410
2023 — 2027	1,891	102	1,993

(1)	Projected payments for Other Benefits reflect gross payments from the Company, excluding subsidies, which are expected to approximate 10 percent of gross payments.
NOTE 15:  STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
As of June 30, 2017, we had options or other share-based compensation outstanding under two shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”) (prior to July 3, 2015, we had an additional shareholder approved SIP under which options or other share-based compensations was outstanding). Grants of share-based awards after October 23, 2015 were made under our 2015 EIP. We believe that share-based awards more closely align the interests of participants with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs).

Summary of Share-Based Compensation Expense
The following table summarizes the amounts and classification of share-based compensation expense:

	2017	2016	2015

	(In millions)
Total expense	$42	$36	$33
Included in:
Cost of product sales and services	$3	$4	$3
Engineering, selling and administrative expenses	39	32	30
Income from continuing operations	42	36	33
Tax effect on share-based compensation expense	(16)	(14)	(13)
Total share-based compensation expense after-tax	$26	$22	$20
Compensation cost related to share-based compensation arrangements that was capitalized as part of inventory or fixed assets in fiscal 2017, 2016 and 2015 was not material.
As of the end of fiscal 2017, a total of 29,302,222 shares of common stock remained available under our 2015 EIP for future issuance (excluding shares to be issued in respect of outstanding options and other share-based awards, and with each full-value award (e.g., restricted stock and restricted stock unit awards and performance share and performances share unit awards) counting as 4.6 shares against the total remaining for future issuance). In fiscal 2017, we issued an aggregate of 1,325,754 shares of common stock under the terms of our SIPs, which is net of shares withheld for tax purposes.
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
The fair value as of the grant date of each option award was determined using the Black-Scholes-Merton option-pricing model which uses assumptions noted in the following table. Expected volatility over the expected term of the options is based on implied volatility from traded options on our common stock and the historical volatility of our stock price. The expected term of the options is based on historical observations of our common stock, considering average years to exercise for all options exercised and average years to cancellation for all options canceled, as well as average years remaining for vested outstanding options, which is calculated based on the weighted-average of these three inputs. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.
A summary of the significant assumptions used in determining the fair value of stock option grants under our SIPs is as follows:

	2017	2016	2015

Expected dividends	2.4%	2.5%	2.7%
Expected volatility	21.8%	23.0%	24.3%
Risk-free interest rates	1.2%	1.5%	1.7%
Expected term (years)	5.03	5.05	5.02

A summary of stock option activity under our SIPs as of June 30, 2017 and changes during fiscal 2017 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In millions)
Stock options outstanding July 1, 2016	4,935,845	$62.28
Stock options forfeited or expired	(272,129)	$81.23
Stock options granted	1,230,480	$90.88
Stock options exercised	(984,054)	$54.81
Stock options outstanding June 30, 2017	4,910,142	$69.89	7.23	$192.41
Stock options exercisable June 30, 2017	2,313,860	$55.09	5.83	$124.92
The weighted-average grant-date fair value was $13.82 per share, $12.68 per share and $12.51 per share for options granted during fiscal 2017, 2016 and 2015, respectively. The total intrinsic value of options exercised during fiscal 2017, 2016 and 2015 was $47 million, $20 million and $20 million, respectively, at the time of exercise.
A summary of the status of our nonvested stock options at June 30, 2017 and changes during fiscal 2017 is as follows:

	Shares	Weighted- Average Grant-Date Fair Value Per Share
Nonvested stock options July 1, 2016	2,683,709	$12.64
Stock options granted	1,230,480	$13.82
Stock options vested	(1,317,907)	$12.59
Nonvested stock options June 30, 2017	2,596,282	$13.23
As of June 30, 2017, there was $34 million of total unrecognized compensation expense related to nonvested stock options granted under our SIPs. This expense is expected to be recognized over a weighted-average period of 1.47 years. The total fair value of stock options that vested during fiscal 2017, 2016 and 2015 was approximately $17 million, $15 million and $16 million, respectively.
Restricted Stock and Restricted Stock Unit Awards
The following information relates to awards of restricted stock and restricted stock units that have been granted to employees under our SIPs. These awards are not transferable until vested and the restrictions generally lapse upon the achievement of continued employment over a specified time period.
The fair value as of the grant date of these awards was based on the closing price of our common stock on the grant date and is amortized to compensation expense over the vesting period. At June 30, 2017, there were 154,215 shares of restricted stock and 106,749 restricted stock units outstanding, substantially all of which were payable in shares.
A summary of the status of these awards at June 30, 2017 and changes during fiscal 2017 is as follows:

	Shares	Weighted- Average Grant Price Per Share
Restricted stock and restricted stock units outstanding at July 1, 2016	411,875	$71.07
Restricted stock and restricted stock units granted	99,155	$94.60
Restricted stock and restricted stock units vested	(222,667)	$63.90
Restricted stock and restricted stock units forfeited	(27,399)	$82.52
Restricted stock and restricted stock units outstanding at June 30, 2017	260,964	$84.92
As of June 30, 2017, there was $12 million of total unrecognized compensation expense related to these awards under our SIPs. This expense is expected to be recognized over a weighted-average period of 1.44 years. The weighted-average grant date price per share or per unit of these awards granted during fiscal 2017, 2016 and 2015 was $94.60, $81.53 and $78.05, respectively. The total fair value of these awards that vested during fiscal 2017, 2016 and 2015 was approximately $14 million, $7 million and $14 million, respectively.

Performance Share Unit Awards
The following information relates to awards of performance share units that have been granted to employees under our SIPs. Generally, these awards are subject to performance criteria, such as meeting predetermined operating income or earnings per share and return on invested capital targets (and market conditions, such as total shareholder return) for a 3-year performance period. These awards also generally vest at the expiration of the same 3-year period. The final determination of the number of shares to be issued in respect of an award is made by our Board of Directors or a committee of our Board of Directors.
The fair value as of the grant date of these awards was determined based on a fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting. The fair value of these awards is amortized to compensation expense over the vesting period if achievement of the performance measures is considered probable. At June 30, 2017, there were 633,735 performance share units outstanding, all of which were payable in shares.
A summary of the status of these awards at June 30, 2017 and changes during fiscal 2017 is as follows:

	Shares	Weighted- Average Grant Price Per Share
Performance share units outstanding at July 1, 2016	681,731	$68.67
Performance share units granted	374,907	$84.40
Performance share units vested	(352,366)	$59.32
Performance share units forfeited	(70,537)	$80.99
Performance share units outstanding at June 30, 2017	633,735	$81.81
As of June 30, 2017, there was $23 million of total unrecognized compensation expense related to these awards under our SIPs. This expense is expected to be recognized over a weighted-average period of 1.28 years. The weighted-average grant date price per share or per unit of these awards granted during fiscal 2017, 2016 and 2015 was $84.40, $73.32 and $64.23, respectively. The total fair value of these awards that vested during fiscal 2017, 2016 and 2015 was approximately $21 million, $18 million and $7 million, respectively.
NOTE 16:  INCOME FROM CONTINUING OPERATIONS PER SHARE
The computations of income from continuing operations per share are as follows:

	2017	2016	2015

	(In millions, except per share amounts)
Income from continuing operations	$638	$611	$287
Adjustments for participating securities outstanding	(2)	(2)	(1)
Income from continuing operations used in per basic and diluted common share calculations (A)	$636	$609	$286
Basic weighted average common shares outstanding (B)	122.6	123.8	105.7
Impact of dilutive share-based awards	1.7	1.2	1.1
Diluted weighted average common shares outstanding (C)	124.3	125.0	106.8
Income from continuing operations per basic common share (A)/(B)	$5.19	$4.91	$2.70
Income from continuing operations per diluted common share (A)/(C)	$5.12	$4.87	$2.67
Potential dilutive common shares primarily consist of employee stock options and performance share unit awards. Employee stock options to purchase approximately 1,325,754, 1,671,045 and 605,419 shares of our common stock were outstanding at the end of fiscal 2017, 2016 and 2015, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive.
NOTE 17:  RESEARCH AND DEVELOPMENT
Company-sponsored research and development costs are expensed as incurred. These costs were $310 million, $305 million and $276 million in fiscal 2017, 2016 and 2015, respectively, and are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. Customer-sponsored research and development costs are incurred pursuant to contractual arrangements, principally U.S. Government-sponsored contracts requiring us to provide a product or service meeting certain defined performance or other specifications (such as designs), and are accounted for principally by the cost-to-cost percentage-of-completion method. Customer-sponsored research and development is included in our revenue and cost of product sales and services.
NOTE 18:  INTEREST EXPENSE
Total interest expense was $172 million, $183 million and $130 million in fiscal 2017, 2016 and 2015, respectively. Fiscal 2015 interest expense included $18 million of debt issuance costs related to financing commitments for a senior unsecured bridge loan facility established (and subsequently terminated when we secured permanent financing) in connection with our acquisition of Exelis. Interest paid was $168 million, $177 million and $89 million in fiscal 2017, 2016 and 2015, respectively.
NOTE 19:  LEASE COMMITMENTS
Total rental expense amounted to $65 million, $65 million and $44 million in fiscal 2017, 2016 and 2015, respectively. Future minimum rental commitments under leases with an initial lease term in excess of one year, primarily for land and buildings, amounted to approximately $283 million at June 30, 2017. These commitments for the five years following fiscal 2017 and, in total, thereafter are: fiscal 2018 — $60 million; fiscal 2019 — $52 million; fiscal 2020 — $44 million; fiscal 2021 — $38 million; fiscal 2022 — $31 million; and in total thereafter — $58 million. These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any of these individual leases material to our operations. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter.
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
At June 30, 2017, we had open foreign currency forward contracts with an aggregate notional amount of $33 million, of which $2 million were classified as fair value hedges and $31 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with an aggregate notional amount of $2 million at July 1, 2016, all of which were classified as fair value hedges. At June 30, 2017, contract expiration dates ranged from 1 month to 12 months with a weighted average contract life of 8 months.
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
Exchange Rate Risk — Balance Sheet Hedges
To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of services” line item in our Consolidated Statement of Income. As of June 30, 2017, we had outstanding foreign currency forward contracts denominated in the Canadian Dollar to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in fiscal 2017, 2016 or 2015. In addition, no amounts were recognized in earnings in fiscal 2017, 2016 or 2015 related to hedged firm commitments that no longer qualify as fair value hedges.
Exchange Rate Risk — Cash Flow Hedges
To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are being used to hedge currency exposures from cash flows anticipated across our business segments. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of June 30, 2017, we had outstanding foreign currency forward contracts denominated in the Euro and British Pound to hedge certain forecasted transactions.

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
The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in fiscal 2017, 2016 or 2015. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive loss” line item in our Consolidated Balance Sheet as of June 30, 2017 that will be reclassified to earnings from accumulated other comprehensive income within the next 12 months to be material.
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
The amount of assets and liabilities related to foreign currency forward contracts in our Consolidated Balance Sheet as of June 30, 2017 was immaterial. See our Consolidated Statement of Comprehensive Income (Loss) for additional information on changes in accumulated other comprehensive loss for the three fiscal years ended June 30, 2017.

NOTE 21:  NON-OPERATING INCOME (LOSS)
The components of non-operating income (loss) were as follows:

	2017	2016	2015

	(In millions)
Loss on prepayment of long-term debt (1)	$—	$—	$(118)
Gain on sales of businesses	—	10	9
Adjustment to gain on sale of business	2	—	—
Net income related to intellectual property matters	—	—	1
	$2	$10	$(108)

(1)
The loss in fiscal 2015 reflected charges associated with our optional redemption on May 27, 2015 of the entire outstanding $400 million principal amount of our 5.95% Notes due December 1, 2017 and the entire outstanding $350 million principal amount of our 6.375% Notes due June 15, 2019.

NOTE 22:  ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were as follows:

	2017(1)	2016(2)

	(In millions)
Foreign currency translation, net of income taxes of $1 million and $29 million at June 30, 2017 and July 1, 2016, respectively	$(113)	$(131)
Net unrealized loss on hedging derivatives, net of income taxes of $11 million at June 30, 2017 and July 1, 2016	(17)	(18)
Unrecognized postretirement obligations, net of income taxes of $89 million and $213 million at June 30, 2017 and July 1, 2016, respectively	(146)	(346)
	$(276)	$(495)

(1)
Accumulated foreign currency translation losses of $52 million (net of income taxes of $14 million) were reclassified to earnings in fiscal 2017 as a result of the divestitures of CapRock and IT Services and are included in “Discontinued operations, net of income taxes” in our Consolidated Statement of Income.

(2)	Reclassifications out of accumulated other comprehensive loss in fiscal 2016 were not material.

NOTE 23:  INCOME TAXES
The provisions for current and deferred income taxes are summarized as follows:

	2017	2016	2015

	(In millions)
Current:
United States	$117	$(36)	$114
International	9	6	1
State and local	6	(11)	8
	132	(41)	123
Deferred:
United States	126	279	(21)
International	1	(3)	8
State and local	8	38	(1)
	135	314	(14)
	$267	$273	$109

The total income tax provision is summarized as follows:

	2017	2016	2015

	(In millions)
Continuing operations	$267	$273	$109
Discontinued operations	(110)	(12)	34
Total income tax provision	$157	$261	$143
The components of deferred income tax assets (liabilities) were as follows:

	June 30, 2017	July 1, 2016

	(In millions)
Deferred tax assets:
Inventory valuations	$31	$32
Accruals	292	271
Deferred revenue	16	23
Domestic tax loss and credit carryforwards	60	43
International tax loss and credit carryforwards	35	32
Share-based compensation	31	29
Capital loss carryforwards	133	212
Long-term debt	13	16
Pension and other post-employment benefits	509	849
Unrealized loss on interest rate hedges	10	11
Unrecognized tax benefits	7	14
Other	(17)	(8)
Total deferred tax assets	1,120	1,524
Less: valuation allowance (1)	(183)	(271)
Total deferred tax assets, net of valuation allowance	937	1,253

Deferred tax liabilities:
Property, plant and equipment	(51)	(66)
Unbilled receivables	(5)	(31)
Acquired intangibles	(459)	(559)
Unremitted earnings of foreign subsidiaries	(47)	(52)
Total deferred tax liabilities	(562)	(708)
Total deferred tax assets, net of valuation allowance	$375	$545

(1) The valuation allowance has been established to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.

A reconciliation of the United States statutory income tax rate to our effective income tax rate follows:

	2017	2016	2015
U.S. statutory income tax rate	35.0%	35.0%	35.0%
State taxes	1.0	1.8	0.6
International income	(1.3)	(1.2)	(3.2)
Nondeductible goodwill	—	0.9	2.2
Research and development tax credit	(2.0)	(2.3)	(2.1)
Change in valuation allowance	(0.2)	(2.6)	—
U.S. production activity benefit	(0.5)	(0.4)	(3.8)
Adoption of stock-based compensation ASU	(2.6)	—	—
Cash repatriation	—	—	1.7
Settlement of tax audits	—	(0.3)	(2.1)
Other items	0.1	—	(0.8)
Effective income tax rate	29.5%	30.9%	27.5%
State and local income taxes allocable to certain U.S. Government contracts are included in our operating expenses and, therefore, are not included in our provision for income taxes. We have made no provision for U.S. income taxes on $62 million of undistributed earnings of international subsidiaries because of our intention to reinvest those earnings indefinitely. Determination of unrecognized deferred U.S. tax liability for the undistributed earnings of international subsidiaries is not practicable. Tax loss and credit carryforwards as of June 30, 2017 have expiration dates ranging between one year and no expiration in certain instances. The amounts of federal, international and state and local operating loss carryforwards as of June 30, 2017 were $23 million, $69 million and $334 million, respectively. The amount of U.S. capital loss carryforwards as of June 30, 2017 was $335 million. Income from continuing operations before income taxes of international subsidiaries was $42 million, $42 million and $31 million in fiscal 2017, 2016 and 2015, respectively. Income taxes paid were $51 million, $53 million and $131 million in fiscal 2017, 2016 and 2015, respectively.
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2017	2016	2015

	(In millions)
Balance at beginning of fiscal year	$63	$124	$72
Additions based on tax positions taken during current fiscal year	52	7	5
Additions based on tax positions taken during prior fiscal years	—	9	5
Additions for tax positions related to acquired entities	—	—	68
Decreases based on tax positions taken during prior fiscal years	(25)	(73)	(8)
Decreases from lapse in statutes of limitations	—	(1)	(1)
Decreases from settlements	—	(3)	(17)
Balance at end of fiscal year	$90	$63	$124
As of June 30, 2017, we had $90 million of unrecognized tax benefits, of which $74 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. Upon recognition of a portion of these benefits, we also expect to recognize an additional $14 million of current expense which will offset the favorable rate impact from the unrecognized tax benefits. As of July 1, 2016, we had $63 million of unrecognized tax benefits, of which $23 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized and $16 million was reversed through discontinued operations in fiscal 2017.
We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We had accrued $5 million for the potential payment of interest and penalties as of June 30, 2017 (and this amount was not included in the $90 million of unrecognized tax benefits balance at June 30, 2017 shown above) and $3 million of this total could favorably impact future tax rates. We had accrued $13 million for the potential payment of interest and penalties as of July 1, 2016 (and this amount was not included in the $63 million of unrecognized tax benefits balance at July 1, 2016 shown above) and $11 million of this total could favorably impact future tax rates.
We file numerous separate and consolidated income tax returns reporting our financial results and, where appropriate, those of our subsidiaries and affiliates, in the U.S. Federal jurisdiction and various state, local and foreign jurisdictions. Pursuant to the Compliance Assurance Process, the IRS is examining our returns for fiscal 2010 through fiscal 2014 and fiscal

2016 through fiscal 2017. The Canadian Revenue Agency is currently examining our returns for fiscal 2007 through fiscal 2010, and we are appealing portions of a Canadian assessment relating to fiscal 2000 through fiscal 2006. We are currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2006 through 2016. It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes cannot be made for remaining unrecognized tax benefits because of the significant number of jurisdictions in which we do business and the number of open tax periods.
NOTE 24:  BUSINESS SEGMENTS
We structure our operations primarily around the products, systems and services we sell and the markets we serve, and we report the financial results of our continuing operations in the following three reportable segments, which are also referred to as our business segments:

•
Communication Systems, serving markets in tactical communications and defense products, including tactical ground and airborne radio communications solutions and night vision technology, and in public safety networks;

•
Electronic Systems, providing electronic warfare, avionics, and command, control, communications, computers, intelligence, surveillance and reconnaissance solutions for the defense industry and ATM solutions for the civil aviation industry; and

•
Space and Intelligence Systems, providing intelligence, space protection, geospatial, complete Earth observation, universe exploration, positioning, navigation and timing, and environmental solutions for national security, defense, civil and commercial customers, using advanced sensors, antennas and payloads, as well as ground processing and information analytics.

As described in more detail in Note 1: Significant Accounting Policies under “Principles of Consolidation” and in Note 3: Discontinued Operations and Divestitures, we completed the divestiture of CapRock in the third quarter of fiscal 2017 and the divestiture of IT Services in the fourth quarter of fiscal 2017. CapRock and IT Services were part of our former Critical Networks segment and are reported as discontinued operations in the Consolidated Financial Statements and these Notes. Our historical financial results for all periods presented have been restated to account for businesses reported as discontinued operations in the Consolidated Financial Statements and these Notes. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in our Consolidated Financial Statements and these Notes relate solely to our continuing operations.
In connection with entering into the definitive agreement to sell IT Services, our other remaining operations that had been part of our former Critical Networks segment, including our ATM business, primarily serving the FAA and our PMRF program, were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated.
Total assets by business segment is as follows:
Total Assets

	2017	2016

	(In millions)

Communication Systems	$1,534	$1,667
Electronic Systems	4,094	4,094
Space and Intelligence Systems	2,117	2,149
Corporate (1)(2)	2,345	4,099
	$10,090	$12,009

(1)
Identifiable intangible assets acquired in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Exelis identifiable intangible asset balances of continuing operations recorded as Corporate assets were approximately $1.1 billion and $1.2 billion as of June 30, 2017 and July 1, 2016, respectively.

(2)
Corporate assets primarily consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment and identifiable intangibles, and also included any assets and liabilities from discontinued operations. See Note 3: Discontinued Operations and Divestitures for additional information regarding discontinued operations.

Other selected financial information by business segment and geographical area is summarized below:

	2017	2016	2015

	(In millions)
Capital Expenditures
Communication Systems	$14	$16	$26
Electronic Systems	40	40	29
Space and Intelligence Systems	34	38	52
Corporate	27	41	7
Discontinued operations	4	19	34
	$119	$154	$148
Depreciation and Amortization
Communication Systems	$64	$63	$65
Electronic Systems	29	56	36
Space and Intelligence Systems	37	40	32
Corporate	142	124	27
Discontinued operations	39	78	84
	$311	$361	$244
Geographical Information for Continuing Operations
U.S. operations:
Revenue	$5,639	$5,798	$3,756
Long-lived assets	$896	$917	$1,020
International operations:
Revenue	$261	$194	$129
Long-lived assets	$8	$7	$11
Depreciation and amortization included intangible asset and capitalized software amortization and debt premium, debt discount, and debt issuance costs amortization of $137 million, $140 million and $48 million in fiscal 2017, 2016 and 2015, respectively.
Our products and systems are produced principally in the United States with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 5 percent of our total revenue during fiscal 2017, 2016 or 2015.
Sales made to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, by all segments as a percentage of total revenue were 74 percent, 77 percent, and 66 percent in fiscal 2017, 2016 and 2015, respectively. Revenue from services in fiscal 2017 was approximately 13 percent, 12 percent and 34 percent of total revenue in our Communication Systems, Electronic Systems and Space and Intelligence Systems segments, respectively.
Revenue from products and services exported from the U.S., including foreign military sales and products manufactured or services rendered abroad in fiscal 2017, 2016 and 2015 was $1.3 billion (22 percent of our revenue), $1.2 billion (20 percent of our revenue) and $1.1 billion (29 percent of our revenue), respectively. Fiscal 2017 export revenue and revenue from international operations was principally from Europe, Asia, the Middle East, Africa, Australia and Canada.

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:
Revenue

	2017	2016	2015

	(In millions)
Communication Systems	$1,753	$1,864	$1,836
Electronic Systems	2,251	2,233	1,019
Space and Intelligence Systems	1,902	1,899	1,007
Corporate eliminations	(6)	(4)	23
	$5,900	$5,992	$3,885
Income From Continuing Operations Before Income Taxes

	2017	2016	2015

	(In millions)
Segment Operating Income:(1)
Communication Systems (2)	$524	$522	$553
Electronic Systems	464	430	163
Space and Intelligence Systems	311	288	136
Unallocated corporate expense (3)	(223)	(180)	(210)
Corporate eliminations	(3)	(5)	(10)
Non-operating income (loss) (4)	2	10	(108)
Net interest expense	(170)	(181)	(128)
	$905	$884	$396

(1)
Segment operating income includes stranded costs and Financial Accounting Standards (“FAS”) pension income previously reported as part of our former Critical Networks segment but now re-allocated to our remaining three segments.

(2)
Communication Systems operating income in fiscal 2016 included $20 million of charges primarily related to workforce reductions, facility consolidation and other items. We recorded $14 million of these charges in the “Cost of product sales and services” line item and the remaining $6 million of these charges in the “Engineering, selling and administrative expenses” line item in the accompanying Consolidated Statement of Income.

(3)
Unallocated corporate expense included: (i) the impact of a net liability reduction of $101 million in fiscal 2016 for certain post-employment benefit plans, (ii) $58 million and $121 million of Exelis acquisition-related and other charges in fiscal 2017 and fiscal 2016, respectively, and (iii) $109 million of expense in each of fiscal 2017 and fiscal 2016 for amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis. Because the acquisition of Exelis benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired in the Exelis acquisition was recorded as unallocated corporate expense.

(4)
Non-operating income (loss) in fiscal 2015 included loss on prepayment of long-term debt. Additional information regarding non-operating income (loss) is set forth in Note 21: Non-Operating Income (Loss).

NOTE 25:  LEGAL PROCEEDINGS AND CONTINGENCIES
From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At June 30, 2017, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 30, 2017 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites, including as a result of our acquisition of Exelis. These sites are in various stages of investigation and/or remediation and in some of these proceedings our liability is considered de minimis. We have received notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, Exelis received notice in June 2014 from the Department of Justice (“DOJ”), Environment and Natural Resources Division, that it may be potentially responsible for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, the EPA issued on March 4, 2016, a record of decision selecting a remedy for the lower 8.3-mile stretch of the Lower Passaic River. The EPA’s selected remedy includes dredging the river bank to bank, installing an engineered cap and long-term monitoring. The EPA estimates the cost of the cleanup project will be $1.38 billion. On March 31, 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of their potential liability for the cost of the cleanup project but their respective allocations have not been determined. We have found no evidence that Exelis contributed any of the primary contaminants of concern to the Passaic River. We intend to vigorously defend ourselves in this matter and we believe our ultimate costs will not be material. Although it is not feasible to predict the outcome of these environmental claims, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims in existence at June 30, 2017 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

SUPPLEMENTARY FINANCIAL INFORMATION
QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data is summarized below:

	Quarter Ended				Total Year
	9/30/2016(1)	12/30/2016(1)	3/31/2017	6/30/2017

	(In millions, except per share amounts)
Fiscal 2017
Revenue	1,420	1,449	1,489	1,542	5,900
Gross profit	517	524	525	523	2,089
Income from continuing operations before income taxes	203	235	233	234	905
Income from continuing operations(2)	145	163	164	166	638
Discontinued operations, net of income taxes	15	14	(79)	(35)	(85)
Net income	160	177	85	131	553
Per common share data:
Basic
Income from continuing operations	1.17	1.32	1.33	1.37	5.19
Net income	1.29	1.42	0.70	1.09	4.50
Diluted
Income from continuing operations	1.16	1.30	1.31	1.35	5.12
Net income	1.27	1.40	0.69	1.07	4.44
Cash dividends	0.53	0.53	0.53	0.53	2.12
Stock prices — High	94.09	107.54	113.00	114.32
Low	80.78	88.89	99.13	106.18

	Quarter Ended				Total Year
	10/2/2015	1/1/2016(3)	4/1/2016	7/1/2016

	(In millions, except per share amounts)
Fiscal 2016(1)
Revenue	$1,420	$1,489	$1,550	$1,533	$5,992
Gross profit	524	499	541	528	2,092
Income from continuing operations before income taxes	188	258	221	217	884
Income from continuing operations(4)	129	181	159	142	611
Discontinued operations, net of income taxes	19	(333)	9	18	(287)
Net income	148	(152)	168	160	324
Per common share data:
Basic
Income from continuing operations	1.04	1.46	1.27	1.14	4.91
Net income	1.20	(1.23)	1.35	1.29	2.61
Diluted
Income from continuing operations	1.03	1.45	1.26	1.13	4.87
Net income	1.18	(1.22)	1.34	1.28	2.59
Cash dividends	0.50	0.50	0.50	0.50	2.00
Stock prices — High	84.78	89.78	89.35	84.75
Low	70.10	73.72	70.97	73.32

(1)
Fiscal 2016 and first and second quarters of fiscal 2017 vary from amounts previously reported in our periodic reports as a result of our former IT Services and CapRock businesses being classified as discontinued operations in the third quarter of fiscal 2017, which is reflected for all periods presented.

(2) Income from continuing operations included $51 million after-tax ($.41 per diluted common share) for Exelis acquisition-related and other items.
(3) Discontinued operations, net of income taxes included a $328 million non-cash charge ($2.61 per diluted common share after-tax) for impairment of goodwill and other assets related to CapRock.
(4) Income from continuing operations included: (i) $121 million for Exelis acquisition-related and other charges (including $11 million for amortization of a step-up in inventory), (ii) $33 million of charges primarily related to workforce reductions, facility consolidation and other items, (iii) a net liability reduction of $101 million for certain post-employment benefit plans, and (iv) a $10 million net gain on the sale of Aerostructures. Income taxes on the above items were $8 million. Income from continuing operations included an after-tax impact of $34 million or $.27 per diluted common share from the above items.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures:    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of fiscal 2017, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of fiscal 2017 our disclosure controls and procedures were effective.
(b) Changes in Internal Control:    We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. As part of our integration of Exelis, we remain in the process of incorporating our controls and procedures with respect to Exelis operations, and we included internal controls with respect to Exelis operations in our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2017. During the quarter ended June 30, 2017, we completed the initial phase of implementing a new income tax provision software designed to enhance process stability and further facilitate the computation and recording of tax provisions for our U.S. and international entities. We expect to complete the final phase of the software implementation in fiscal 2018. Other than incorporating our controls and procedures with respect to Exelis operations and implementing a new income tax provision software, there have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Evaluation of Internal Control over Financial Reporting:    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of fiscal 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of the end of fiscal 2017. “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Report. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, our independent registered public accounting firm, whose unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Report.

ITEM 9B.	OTHER INFORMATION.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
(a) Identification of Directors:    The information required by this Item with respect to our directors is incorporated herein by reference to the discussion under the heading Proposal 1: Election of Directors in our Proxy Statement for our 2017 Annual Meeting of Shareholders scheduled to be held on October 27, 2017 (our “2017 Proxy Statement”), which is expected to be filed within 120 days after the end of our fiscal 2017.
(b) Identification of Executive Officers:    Certain information regarding our executive officers is included in Part I of this Report under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.
(c) Audit Committee Information; Financial Expert:    The information required by this Item with respect to the Audit Committee of our Board of Directors and “audit committee financial experts” is incorporated herein by reference to the discussions under the headings Summary Information Regarding Each of the Nominees and Board Committees and Committee Charters, Audit Committee in our 2017 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2017.
(d) Section 16(a) Beneficial Ownership Reporting Compliance:    Information related to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2017 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2017.
(e) Code of Ethics:    All of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Code of Conduct. Our Code of Conduct is posted on our website at https://www.harris.com/content/code-of-conduct and is also available free of charge by written request to our Director of Ethics and Compliance, Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose on the Code of Conduct section of our website at https://www.harris.com/content/code-of-conduct any amendment to, or waiver from, our Code of Conduct that is required to be disclosed to shareholders, within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Code of Conduct in our 2017 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2017.
(f) Policy for Nominees:    The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees to our Board of Directors contained under the heading Director Nomination Process and Criteria, and Board Diversity in our 2017 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2017. No material changes to those procedures have occurred since the disclosure regarding those procedures in our Proxy Statement for our 2016 Annual Meeting of Shareholders. Additional information concerning requirements and procedures for shareholders directly nominating directors is contained under the heading Shareholder Proposals for 2018 Annual Meeting of Shareholders in our 2017 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2017.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item with respect to compensation of our directors and executive officers is incorporated herein by reference to the discussions under the headings Director Compensation and Benefits, Executive Compensation and Management Development and Compensation Committee Report in our 2017 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table provides information as of June 30, 2017 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	5,650,626	$69.89	29,302,222
Equity compensation plans not approved by shareholders	—	n/a	—
Total	5,650,626	$69.89	29,302,222
 _____________

(1)    Consists of the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) (the “2005 Equity Incentive Plan”) and the Harris Corporation 2015 Equity Incentive Plan. No additional awards may be granted under the 2005 Equity Incentive Plan.

(2)    Under the 2005 Equity Incentive Plan and the Harris Corporation 2015 Equity Incentive Plan, in addition to options, we have granted share-based compensation awards in the form of performance shares, shares of restricted stock, performance share units, restricted stock units, shares of immediately vested common stock and other similar types of share-based awards. As of June 30, 2017, there were awards outstanding under those plans with respect to 894,699 shares, consisting of (i) awards of 154,215 shares of restricted stock, for which all 154,215 shares were issued and outstanding; and (ii) awards of 740,484 performance share units and restricted stock units, for which all 740,484 were payable in shares but for which no shares were yet issued and outstanding. The 5,650,626 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 4,910,142 outstanding options and in respect of awards of 740,484 performance share units and restricted stock units payable in shares. Because there is no exercise price associated with awards of shares of restricted stock, performance share units or restricted stock units, all of which are granted to employees at no cost, such awards are not included in the weighted-average exercise price calculation in column (b).

See Note 15: Stock Options and Other Share-Based Compensation in the Notes for a general description of our share-based incentive plans.
The other information required by this Item with respect to security ownership of certain of our beneficial owners and management is incorporated herein by reference to the discussions under the headings Our Largest Shareholders and Shares Held By Our Directors and Executive Officers in our 2017 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the discussions under the headings Director Independence and Related Person Transaction Policy in our 2017 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 4: Ratification of the Appointment of Independent Registered Public Accounting Firm in our 2017 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2017.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as a part of this Report:

Page
(1) List of Financial Statements Filed as Part of this Report:
The following financial statements and reports of Harris Corporation and its consolidated subsidiaries are included in Item 8. of this Report at the page numbers referenced below:
Management’s Report on Internal Control Over Financial Reporting	59
Report of Independent Registered Certified Public Accounting Firm on the Consolidated Financial Statements	60
Report of Independent Registered Certified Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	61
Consolidated Statement of Income — Fiscal Years ended June 30, 2017; July 1, 2016; July 3, 2015	62
Consolidated Statement of Comprehensive Income (Loss) — Fiscal Years ended June 30, 2017; July 1, 2016; July 3, 2015	63
Consolidated Balance Sheet — June 30, 2017; July 1, 2016	64
Consolidated Statement of Cash Flows — Fiscal Years ended June 30, 2017; July 1, 2016; July 3, 2015	65
Consolidated Statement of Equity — Fiscal Years ended June 30, 2017; July 1, 2016; July 3, 2015	66
Notes to Consolidated Financial Statements	67
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts — Fiscal Years ended June 30, 2017; July 1, 2016; July 3, 2015	124
All other schedules are omitted because they are not applicable, the amounts are not significant or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
(3)    Exhibits:
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:
(2)(a) Sale Agreement, dated as of January 26, 2017, between Harris Corporation and MHVC Acquisition Corp., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 1, 2017. (Commission File Number 1-3863)
(2)(b) Distribution Agreement, dated as of September 25, 2014, between Vectrus, Inc. and Exelis Inc., incorporated herein by reference to Exhibit 2.1 of Exelis Inc.’s Current Report on Form 8-K filed with the SEC on September 29, 2014. (Commission File No. 1-35228)
(2)(c) Distribution Agreement, dated as of October 25, 2011, among ITT Corporation, Exelis Inc. and Xylem Inc., incorporated herein by reference to Exhibit 10.1 of ITT Corporation’s Quarterly Report on Form 10-Q filed on October 28, 2011. (Commission File No. 1-5672)
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
(iii)  Supplemental Indenture, dated June 2, 2015, among Harris Corporation, Exelis Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York), to the Indenture dated as of September 3, 2003 between Harris Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York), incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2015. (Commission File Number 1-3863)
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
(iii) Second Supplemental Indenture, dated as of December 31, 2015, between Harris Corporation and MUFG Union Bank, N.A., incorporated herein by reference to Exhibit 4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)

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
(4)(o) Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), the Company by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of Harris Corporation.
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
(viii)  Form of Performance Stock Option Award Agreement Terms and Conditions (as of May 27, 2015) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(e)(xi) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2015. (Commission File Number 1-3863)
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
(vii) Harris Corporation 2015 Equity Incentive Plan Non-Employee Director Restricted Share Award Agreement Terms and Conditions (as of December 4, 2015), incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File Number 1-3863)
*10(g)(i) Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2016), incorporated herein by reference to Exhibit 10(k) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
(ii) Amendment Number One to the Harris Corporation Retirement Plan (as Amended and Restated Effective January 1, 2016), effective February 1, 2016 and dated March 7, 2016, incorporated herein by reference to Exhibit 10(g)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2016. (Commission File Number 1-3863)

(iii) Amendment Number Two to the Harris Corporation Retirement Plan (as Amended and Restated Effective January 1, 2016), dated March 29, 2016, incorporated herein by reference to Exhibit 10(g)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2016. (Commission File Number 1-3863)
(iv) Amendment Number Three to the Harris Corporation Retirement Plan (as Amended and Restated Effective January 1, 2016), dated August 1, 2016, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016. (Commission File Number 1-3863)
(v) Amendment Number Four to the Harris Corporation Retirement Plan (as Amended and Restated Effective January 1, 2016), effective August 1, 2016 and dated September 8, 2016, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016. (Commission File Number 1-3863)
(vi) Amendment Number Five to the Harris Corporation Retirement Plan (as Amended and Restated Effective January 1, 2016), effective November 2, 2016 and dated September 8, 2016, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2016. (Commission File Number 1-3863)
(vii) Amendment Number Six to the Harris Corporation Retirement Plan (as Amended and Restated Effective January 1, 2016), effective November 1, 2016 and dated December 16, 2016, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File Number 1-3863)
(viii) Amendment Number Seven to the Harris Corporation Retirement Plan (as Amended and Restated Effective January 1, 2016), effective January 1, 2017 and dated December 16, 2016, incorporated herein by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File Number 1-3863)
(ix) Amendment Number Eight to the Harris Corporation Retirement Plan (as Amended and Restated Effective January 1, 2016), dated February 23, 2017, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2017. (Commission File Number 1-3863)
(x) Amendment Number Nine to the Harris Corporation Retirement Plan (as Amended and Restated Effective January 1, 2016), dated April 28, 2017.
(xi) Amendment Number Ten to the Harris Corporation Retirement Plan (as Amended and Restated Effective January 1, 2016), dated May 24, 2017.
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
(iii)  Amendment Number Two to the Harris Corporation 2005 Supplemental Executive Retirement Plan ( as Amended and Restated Effective November 28, 2011), dated December 16, 2016, incorporated herein by reference to

Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File Number 1-3863)
*(10)(j)(i) Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)
(ii)  Amendment Number One to the Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), effective January 1, 2009, incorporated herein by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)
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
*(10)(u) Offer Letter Agreement, dated March 6, 2015, between Harris Corporation and Todd Taylor, incorporated herein by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2015. (Commission File Number 1-3863)
*(10)(v)(i) Offer Letter Agreement, dated December 17, 2014, between Harris Corporation and Rahul Ghai, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2016. (Commission File Number 1-3863)
(ii) Amendment to Offer Letter Agreement, dated January 29, 2016, between Harris Corporation and Rahul Ghai, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2016. (Commission File Number 1-3863)
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
*(10)(ii)(i) Harris Corporation Salaried Retirement Plan (Amended and Restated as of January 1, 2017).
(ii) Amendment to the Harris Corporation Salaried Retirement Plan (as Amended and Restated effective January 1, 2017), dated July 26, 2017.
(iii) Amendment Number Two to the Harris Corporation Salaried Retirement Plan (as Amended and Restated effective January 1, 2017), dated August 23, 2017.
*(10)(jj) Exelis Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.5 of Exelis Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-177605, filed with the SEC on October 28, 2011.
*(10)(kk) Exelis Inc. Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.14 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 18, 2011. (Commission File No. 1-35228)
*(10)(ll)(i) Exelis Excess Pension Plan IA (formerly known as the ITT Excess Pension Plan IA and the ITT Industries Excess Pension Plan IA), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.18 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
(ii) Amendment to the Exelis Excess Pension Plan IA (as Amended and Restated as of October 31, 2011), dated December 16, 2016, incorporated herein by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File No. 1-3863)
*(10)(mm)(i) Exelis Excess Pension Plan IB (formerly known as the ITT Excess Pension Plan IB and the ITT Industries Excess Pension Plan IB), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.19 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
(ii) Amendment to the Exelis Excess Pension Plan IB (as Amended and Restated as of October 31, 2011), dated December 16, 2016, incorporated herein by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File No. 1-3863)
*(10)(nn)(i) Exelis Excess Pension Plan IIA (formerly known as the ITT Excess Pension Plan IIA, the ITT Excess Pension Plan II, and the ITT Industries Excess Pension Plan II), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.20 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
(ii) Amendment to Exelis Excess Pension Plan IIA (as Amended and Restated as of October 31, 2011), dated December 16, 2016, incorporated herein by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File No. 1-3863)
*(10)(oo)(i) Exelis Excess Pension Plan IIB (formerly known as the ITT Excess Pension Plan IIB), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.21 to Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)

(ii) Amendment to the Exelis Pension Plan IIB (as Amended and Restated as of October 31, 2011), dated December 16, 2016, incorporated herein by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File No. 1-3863)
*(10)(pp) Amendment to the Exelis Excess Pension Plans (as amended and restated as of October 31, 2011), dated April 28, 2017.
(10) (qq) Cooperation Agreement, dated as of July 29, 2016, between Harris Corporation and JANA Partners LLC, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 2, 2016. (Commission File Number 1-3863)
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
(32.2)  Section 1350 Certification of Chief Financial Officer.
(101.INS) XBRL Instance Document.
(101.SCH) XBRL Taxonomy Extension Schema Document.
(101.CAL) XBRL Taxonomy Extension Calculation Linkbase Document.
(101.DEF) XBRL Taxonomy Extension Definition Linkbase Document.
(101.LAB) XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE) XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS CORPORATION
(Registrant)
Date: August 29, 2017	By:	/S/ WILLIAM M. BROWN
William M. Brown
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ WILLIAM M. BROWN	Chairman, President and Chief Executive Officer (Principal Executive Officer)	August 29, 2017
William M. Brown

	/s/ RAHUL GHAI	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 29, 2017
Rahul Ghai

	/s/ TODD A. TAYLOR	Vice President, Principal Accounting Officer (Principal Accounting Officer)	August 29, 2017
Todd A. Taylor

	/s/ JAMES F. ALBAUGH*	Director	August 29, 2017
James F. Albaugh

	/s/ PETER W. CHIARELLI*	Director	August 29, 2017
Peter W. Chiarelli

	/s/ THOMAS A. DATTILO*	Director	August 29, 2017
Thomas A. Dattilo

	/s/ ROGER B. FRADIN*	Director	August 29, 2017
Roger B. Fradin

	/s/ TERRY D. GROWCOCK*	Director	August 29, 2017
Terry D. Growcock

	/s/ LEWIS HAY III*	Director	August 29, 2017
Lewis Hay III

	/s/ VYOMESH I. JOSHI*	Director	August 29, 2017
Vyomesh I. Joshi

	/s/ LESLIE F. KENNE*	Director	August 29, 2017
Leslie F. Kenne

	/s/ JAMES C. STOFFEL*	Director	August 29, 2017
James C. Stoffel

	/s/ GREGORY T. SWIENTON*	Director	August 29, 2017
Gregory T. Swienton

	/s/ HANSEL E. TOOKES II*	Director	August 29, 2017
Hansel E. Tookes II

*By:	/s/ SCOTT T. MIKUEN
Scott T. Mikuen
Attorney-in-Fact
pursuant to a power of attorney

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
HARRIS CORPORATION AND SUBSIDIARIES
(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe		Deductions — Describe		Balance at End of Period
Year ended June 30, 2017
Amounts Deducted From
Respective Asset Accounts:
					$7	(A)
					551	(B)
					3,329	(C)
					3,247	(D)
Allowances for collection losses	$9,949	$—	$—		$7,134		$2,815

					$1,865	(A)
					103,371	(D)
			$(354)	(E)	175	(F)
Allowances for deferred tax assets	$300,159	$(11,626)	$(354)		$105,411	(D)	$183,279
Year ended July 1, 2016
Amounts Deducted From
Respective Asset Accounts:
					$960	(A)
					5,188	(C)
Allowances for collection losses	$12,169	$3,928	$—		$6,148		$9,949

			$2,092	(D)	$4,648	(A)
			389	(E)	946	(F)
Allowances for deferred tax assets	$71,866	$231,406	$2,481		$5,594		$300,159
Year ended July 3, 2015
Amounts Deducted From
Respective Asset Accounts:
					$621	(A)
					2,249	(C)
					181	(D)
Allowances for collection losses	$7,252	$2,154	$5,814	(D)	$3,051		$12,169

			$10,029	(D)
			7,009	(E)
Allowances for deferred tax assets	$68,163	$(12,036)	$17,038		$1,299	(A)	$71,866
Note A — Foreign currency translation gains and losses
Note B — Disposals
Note C — Uncollectible accounts charged off, less recoveries on accounts previously charged off
Note D — Acquisitions and divestitures
Note E — Uncertain income tax positions
Note F — Accumulated other comprehensive income