Form 10-Q
period 2017-09-29
HARRIS CORP /DE/
filed 2017-10-31
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s common stock as of October 27, 2017 was 119,200,550 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended September 29, 2017
INDEX

Page
Part I. Financial Information:
Item 1. Financial Statements (Unaudited):
Condensed Consolidated Statement of Income for the Quarter Ended September 29, 2017 and September 30, 2016	1
Condensed Consolidated Statement of Comprehensive Income for the Quarter Ended September 29, 2017 and September 30, 2016	2
Condensed Consolidated Balance Sheet at September 29, 2017 and June 30, 2017......................................................	3
Condensed Consolidated Statement of Cash Flows for the Quarter Ended September 29, 2017 and September 30, 2016.................................................................................................................................................................................	4
Notes to Condensed Consolidated Financial Statements	5
Review Report of Independent Registered Certified Public Accounting Firm	18
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	31

Part II. Other Information:
Item 1. Legal Proceedings	32
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3. Defaults Upon Senior Securities	33
Item 4. Mine Safety Disclosures	33
Item 5. Other Information	33
Item 6. Exhibits	34

Signature	35
This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	September 29, 2017	September 30, 2016

	(In millions, except per share amounts)
Revenue from product sales and services	$1,413	$1,420
Cost of product sales and services	(898)	(897)
Engineering, selling and administrative expenses	(243)	(277)
Operating income	272	246
Non-operating income	—	1
Interest expense	(41)	(44)
Income from continuing operations before income taxes	231	203
Income taxes	(64)	(58)
Income from continuing operations	167	145
Discontinued operations, net of income taxes	(6)	15
Net income	$161	$160

Net income per common share
Basic
Continuing operations	$1.40	$1.17
Discontinued operations	(0.05)	0.12
	$1.35	$1.29
Diluted
Continuing operations	$1.38	$1.16
Discontinued operations	(0.06)	0.11
	$1.32	$1.27

Cash dividends paid per common share	$0.57	$0.53
Basic weighted average common shares outstanding	119.1	123.9
Diluted weighted average common shares outstanding	121.2	125.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
	September 29, 2017	September 30, 2016

	(In millions)
Net income	$161	$160
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	25	(3)
Net unrealized gain on hedging derivatives, net of income taxes	1	—
Net unrecognized gain on postretirement obligations, net of income taxes	—	1
Other comprehensive income (loss), net of income taxes	26	(2)
Total comprehensive income	$187	$158
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 29, 2017	June 30, 2017

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$388	$484
Receivables	706	623
Inventories	896	841
Income taxes receivable	24	24
Other current assets	113	101
Total current assets	2,127	2,073
Non-current Assets
Property, plant and equipment	890	904
Goodwill	5,376	5,366
Other intangible assets	1,077	1,104
Non-current deferred income taxes	409	409
Other non-current assets	220	234
Total non-current assets	7,972	8,017
	$10,099	$10,090
Liabilities and Equity
Current Liabilities
Short-term debt	$80	$80
Accounts payable	452	540
Compensation and benefits	130	140
Other accrued items	342	329
Advance payments and unearned income	264	252
Income taxes payable	128	31
Current portion of long-term debt	522	554
Total current liabilities	1,918	1,926
Non-current Liabilities
Defined benefit plans	1,237	1,278
Long-term debt, net	3,395	3,396
Non-current deferred income taxes	35	34
Other long-term liabilities	527	528
Total non-current liabilities	5,194	5,236
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 119,045,836 shares at September 29, 2017 and 119,628,884 shares at June 30, 2017	119	120
Other capital	1,731	1,741
Retained earnings	1,387	1,343
Accumulated other comprehensive loss	(250)	(276)
Total shareholders’ equity	2,987	2,928
	$10,099	$10,090
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
	September 29, 2017	September 30, 2016

	(In millions)
Operating Activities
Net income	$161	$160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40	53
Amortization of intangible assets from Exelis Inc. acquisition	25	33
Share-based compensation	11	11
Qualified pension plan contributions	—	(64)
Pension income	(34)	(24)
(Increase) decrease in:
Accounts receivable	(83)	(39)
Inventories	(56)	2
Increase (decrease) in:
Accounts payable	(88)	(90)
Advance payments and unearned income	12	(31)
Income taxes	126	63
Other	(19)	(31)
Net cash provided by operating activities	95	43
Investing Activities
Net additions of property, plant and equipment	(23)	(21)
Adjustment to proceeds from sale of business	—	(25)
Net cash used in investing activities	(23)	(46)
Financing Activities
Proceeds from borrowings	—	8
Repayments of borrowings	(35)	(38)
Proceeds from exercises of employee stock options	14	15
Repurchases of common stock	(75)	(100)
Cash dividends	(69)	(68)
Other financing activities	(9)	(18)
Net cash used in financing activities	(174)	(201)
Effect of exchange rate changes on cash and cash equivalents	6	1
Net decrease in cash and cash equivalents	(96)	(203)
Cash and cash equivalents, beginning of year	484	487
Cash and cash equivalents, end of quarter	$388	$284
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented therein. The results for the first quarter of fiscal 2018 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 30, 2017 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (our “Fiscal 2017 Form 10-K”).
In connection with our divestitures in fiscal 2017 of two significant businesses that were part of our former Critical Networks segment, our remaining operations that had been part of our former Critical Networks segment were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated. The historical results, discussion and presentation of our business segments as set forth in our Condensed Consolidated Financial Statements (Unaudited) and these Notes reflect the impact of these changes for all periods presented in order to present all segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from these segment changes. See Note B: Discontinued Operations in these Notes and Note 3: “Discontinued Operations and Divestitures” in the Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K for additional information. Our historical results for all periods presented have been restated to account for businesses reported as discontinued operations in our Condensed Consolidated Financial Statements (Unaudited) and these Notes. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in our Condensed Consolidated Financial Statements (Unaudited) and these Notes relate solely to our continuing operations.
Amounts contained in this Report may not always add to totals due to rounding.
Reclassifications
Certain prior-year amounts have been reclassified in our Condensed Consolidated Financial Statements (Unaudited) to conform with current-year classifications. Reclassifications include certain human resources and information technology (“IT”) costs from the “Cost of product sales and services” line item to the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited) and in these Notes.
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
Restructuring, Exelis Acquisition-Related Integration and Other Charges
We record restructuring charges for sales or terminations of product lines, closures or relocations of business activities, changes in management structure, and fundamental reorganizations that affect the nature and focus of operations. Such charges include termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. We record these charges at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period. These charges are included as a component of the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Condensed Consolidated Statement of Income (Unaudited).
In fiscal 2017, we recorded $58 million of charges for integration and other costs in connection with our acquisition of Exelis Inc. (collectively with its subsidiaries, “Exelis”), substantially all of which were included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income in our Fiscal 2017 Form 10-K. We had liabilities of $39 million at September 29, 2017 and $43 million at June 30, 2017 associated with this integration activity and with previous restructuring actions. The majority of the remaining liabilities as of September 29, 2017 will be paid within the next twelve months.
Adoption of New Accounting Standards
In the first quarter of fiscal 2018, we adopted an accounting standards update issued by the Financial Accounting Standards Board (“FASB”) that requires recognition of the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. Consequently, this update eliminates the exception to the recognition of current and deferred income taxes for intra-entity transfers of assets other than for inventory until the assets have been sold to an outside party. This update requires entities to apply a modified retrospective approach with a cumulative catch-up adjustment to beginning retained earnings in the period of adoption. In addition, entities are required to record deferred tax balances with an offset to retained earnings for unrecognized amounts that will be recognized under this update. We applied all changes required by this update using the modified retrospective approach from the beginning of fiscal 2018. Adopting this update resulted in a $27 million reduction of prepaid income tax assets from the “Other current assets” and “Other non-current assets” line items and a $27 million increase in the “Non-current deferred income taxes” line item in our Condensed Consolidated Balance Sheet (Unaudited).
Accounting Standards Issued But Not Yet Effective
In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under GAAP and International Financial Reporting Standards and supersedes some cost guidance for construction-type and production-type contracts. The guidance in this standard is principles-based and, consequently, entities will be required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. The core principle of this standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To help financial statement users better understand the nature, amount, timing and potential uncertainty of the revenue that is recognized, this standard requires significantly more interim and annual disclosures. This standard allows for either “full retrospective” adoption (application to all periods presented) or “modified retrospective” adoption (application to only the most current period presented in the financial statements, with certain additional required footnote disclosures). In August 2015, the FASB issued an accounting standards update that deferred the effective date of the standard by one year, while continuing to permit entities to elect to adopt the standard as early as the original effective date. As a result, this standard is now effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2017, which for us is our fiscal 2019.
In preparation for the adoption of this standard, the project team we formed has made progress against the detailed implementation plan we developed, including in the following areas:

•
Completing an accounting guidance gap analysis, consisting of a review of significant revenue streams and     representative contracts to determine potential changes to our existing accounting policies and potential impacts to our consolidated financial statements;

•Completing an inventory of our outstanding contracts and revenue streams;

•	Drafting a Company-wide revenue recognition policy reflecting the requirements of this standard and tailored to our businesses;

•	Providing Company-wide training to affected employees, including in the areas of accounting, finance, contracts, tax and segment management;

•
Applying the five-step model of this standard to our contracts and revenue streams to evaluate the quantitative and qualitative impacts this standard will have on our consolidated financial statements, accounting and operating policies, accounting systems, internal control structure and business practices; and

•	Initiating the process of reviewing the additional disclosure requirements of this standard and the potential impact on our accounting systems and internal control structure.

Although we are still in the process of evaluating and quantifying the impact of this standard as described above, we have identified certain changes we expect this standard to have on our consolidated financial statements. A significant portion of our revenue is derived from contracts with the U.S. Government, with revenue recognized using the percentage-of-completion (“POC”) method. We expect to recognize revenue on an “over time” basis for most of these contracts by using cost inputs to measure progress toward the completion of our performance obligations, which is similar to the POC cost-to-cost method currently used on the majority of these contracts. Consequently, we expect the adoption of this standard primarily to impact certain of these contracts that recognize revenue using the POC units-of-delivery or milestone methods, resulting in recognition of revenue (and costs) earlier in the performance period as costs are incurred, as opposed to when units are delivered or milestones are achieved. We also are continuing to evaluate the impact of this standard in other areas, including:
•The number of distinct performance obligations within our contractual arrangements;
•Contract modifications;

•	The potential impact to timing of revenue recognition for certain non-U.S. Government contracts based on existing contractual language; and
•Estimation and recognition of variable consideration for contracts to provide services.
Because of the broad scope of this standard, it could impact revenue and cost recognition across all of our business segments as well as related business processes and IT systems. As a result, our evaluation of the impact of this standard will continue over future periods. We also have not yet made a determination regarding the use of a full retrospective or modified retrospective adoption approach for this standard, as this determination is primarily dependent on the completion of our analysis.
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
In March 2017, the FASB issued an accounting standards update to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This update requires that entities present components of net periodic pension cost and net periodic postretirement benefit cost other than the service cost component separately from the service cost component and outside the subtotal of income from operations. This update must be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, which for us is our fiscal 2019. Adopting this update will result in a decrease in operating income and an increase in the net non-operating components of income from continuing operations of $164 million and $183 million for fiscal 2017 and 2018, respectively. We do not expect that adopting this update will have a material impact on our financial position or cash flows.
Note B — Discontinued Operations
We completed two significant divestitures during fiscal 2017, the divestiture of our government IT services business (“IT Services”) and the divestiture of our Harris CapRock Communications commercial business (“CapRock”), which are described in more detail below. These divestitures individually and collectively represented a strategic shift away from non-core markets (for example, energy, maritime and government IT services). The decision to divest these businesses was part of our strategy to simplify our operating model to focus on technology-differentiated, high-margin businesses, and had a major effect on our operations and financial results.
As a result, IT Services and CapRock are reported as discontinued operations in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes, and our historical financial results have been restated to account for IT Services and CapRock as discontinued operations for all periods presented in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes relate solely to our continuing operations.

The major components of discontinued operations in our Condensed Consolidated Statement of Income (Unaudited) included the following:

	Quarter Ended
	September 29, 2017	September 30, 2016

	(In millions)
Revenue from product sales and services	$—	$351
Cost of product sales and services	—	(289)
Engineering, selling and administrative expenses	—	(38)
Non-operating loss	(3)	—
Income (loss) before income taxes	(3)	24
Loss on sale of discontinued operations (1)	—	(2)
Income tax expense	(3)	(7)
Discontinued operations, net of income taxes	$(6)	$15

(1) Loss on sale of discontinued operations in the quarter ended September 30, 2016 consisted of transaction costs associated with the divestiture of IT Services.
Depreciation and amortization and capital expenditures of discontinued operations in our Condensed Consolidated Statement of Income (Unaudited) included the following:

Quarter Ended
September 30, 2016

(In millions)
Depreciation and amortization	$17
Capital expenditures	3
IT Services
On April 28, 2017, we completed the divestiture to an affiliate of Veritas Capital Fund Management, L.L.C. (“Veritas”) of IT Services, which primarily provided IT and engineering managed services to U.S. Government customers, for net cash proceeds of $646 million, after estimated transaction expenses and estimated purchase price adjustments in respect of net cash and working capital, and subject to post-closing finalization of those adjustments as set forth in the definitive sales agreement entered into January 26, 2017. We recognized a pre-tax loss of $28 million on the sale of IT Services (a gain of $55 million after certain tax benefits related to the transaction or $.44 per diluted share). The decision to divest IT Services was part of our strategy to simplify our operating model to focus on technology-differentiated, high-margin businesses. IT Services was part of our former Critical Networks segment and in connection with the definitive agreement to sell IT Services, as described above, the remaining operations that had been part of the Critical Networks segment, including our air traffic management (“ATM”) business, primarily serving the Federal Aviation Administration (“FAA”), were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated. We agreed to provide various transition services to Veritas for a period of up to 18 months following the closing of the transaction pursuant to a separate agreement.

The following table presents the key financial results of IT Services included in “Discontinued operations, net of income taxes” in our Condensed Consolidated Statement of Income (Unaudited):

	Quarter Ended
	September 29, 2017	September 30, 2016

	(In millions)
Revenue from product sales and services	$—	$275
Cost of product sales and services	—	(234)
Engineering, selling and administrative expenses	—	(24)
Non-operating loss	(2)	—
Income (loss) before income taxes	(2)	17
Loss on sale of discontinued operation	—	(2)
Income tax expense	(3)	(6)
Discontinued operations, net of income taxes	$(5)	$9
CapRock
On January 1, 2017, we completed the divestiture to SpeedCast International Ltd. (“SpeedCast”) of CapRock, which provided wireless, terrestrial and satellite communications services to energy and maritime customers, for net cash proceeds of $370 million, after transaction expenses and purchase price adjustments in respect of net cash and working capital as set forth in the definitive sales agreement entered into November 1, 2016. We recognized a pre-tax gain of $14 million on the sale of CapRock (a gain of $61 million after certain tax benefits related to the transaction, including reversal of valuation allowances on capital losses and net operating losses, or $.49 per diluted share). We agreed to provide various transition services to SpeedCast for a period of up to 12 months following the closing of the transaction pursuant to a separate agreement.
The following table presents the key financial results of CapRock included in “Discontinued operations, net of income taxes” in our Condensed Consolidated Statement of Income (Unaudited):

	Quarter Ended
	September 29, 2017	September 30, 2016

	(In millions)
Revenue from product sales and services	$—	$76
Cost of product sales and services	—	(55)
Engineering, selling and administrative expenses	—	(14)
Non-operating loss	(1)	—
Income (loss) before income taxes	(1)	7
Income tax expense	—	(1)
Discontinued operations, net of income taxes	$(1)	$6
Note C — Stock Options and Other Share-Based Compensation
During the quarter ended September 29, 2017, we had options or other share-based compensation outstanding under two shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”). Grants of share-based awards after October 23, 2015 were made under our 2015 EIP. We believe that share-based awards more closely align the interests of participants with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $11 million and $10 million for the quarters ended September 29, 2017 and September 30, 2016, respectively.
The aggregate number of shares of our common stock that we issued under the terms of our SIPs, net of shares withheld for tax purposes and inclusive of both continuing and discontinued operations, was 331,215 and 542,213 during the quarters ended September 29, 2017 and September 30, 2016, respectively. Awards granted to participants under our 2015 EIP during the quarter ended September 29, 2017 consisted of 411,587 stock options, 713,919 restricted shares and restricted units and 173,407 performance units. The fair value as of the grant date of each stock option award was determined using the Black-

Scholes-Merton option-pricing model and the following assumptions: expected dividend yield of 1.82 percent; expected volatility of 19.32 percent; risk-free interest rates averaging 1.77 percent; and expected term in years of 5.00. The fair value as of the grant date of each restricted share award and restricted unit award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting.
Note D — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized below:

	September 29, 2017	June 30, 2017(1)

	(In millions)
Foreign currency translation, net of income taxes of $2 million and $1 million at September 29, 2017 and June 30, 2017, respectively	$(88)	$(113)
Net unrealized loss on hedging derivatives, net of income taxes of $11 million at September 29, 2017 and June 30, 2017	(16)	(17)
Unrecognized postretirement obligations, net of income taxes of $89 million at September 29, 2017 and June 30, 2017	(146)	(146)
	$(250)	$(276)

(1)
Accumulated foreign currency translation losses of $52 million (net of income taxes of $14 million) were reclassified to earnings in fiscal 2017 as a result of the divestitures of IT Services and CapRock and are included in “Discontinued operations, net of income taxes” in our Consolidated Statement of Income in our Fiscal 2017 Form 10-K.

Note E — Receivables
Receivables are summarized below:

	September 29, 2017	June 30, 2017

	(In millions)
Accounts receivable	$422	$368
Unbilled costs and accrued earnings on cost-plus contracts	287	258
	709	626
Less allowances for collection losses	(3)	(3)
	$706	$623
Note F — Inventories
Inventories are summarized below:

	September 29, 2017	June 30, 2017

	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$483	$454
Finished products	100	96
Work in process	106	96
Raw materials and supplies	207	195
	$896	$841
Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $107 million and $90 million at September 29, 2017 and June 30, 2017, respectively.

Note G — Property, Plant and Equipment
Property, plant and equipment are summarized below:

	September 29, 2017	June 30, 2017

	(In millions)
Land	$43	$43
Software capitalized for internal use	160	155
Buildings	619	617
Machinery and equipment	1,275	1,256
	2,097	2,071
Less accumulated depreciation and amortization	(1,207)	(1,167)
	$890	$904
Depreciation and amortization expense related to property, plant and equipment was $37 million and $39 million for the quarters ended September 29, 2017 and September 30, 2016, respectively.
Note H — Accrued Warranties
Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited), during the quarter ended September 29, 2017 were as follows:

(In millions)
Balance at June 30, 2017	$26
Warranty provision for sales	3
Settlements	(4)
Balance at September 29, 2017	$25

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties was $21 million at September 29, 2017 and $23 million at June 30, 2017 and is included as a component of the “Advance payments and unearned income” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited).

Note I — Postretirement Benefit Plans
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended September 29, 2017
	Pension	Other Benefits	Total

	(In millions)
Net periodic benefit income
Service cost	$10	$—	$10
Interest cost	48	2	50
Expected return on plan assets	(92)	(4)	(96)
Total net periodic benefit income	$(34)	$(2)	$(36)

	Quarter Ended September 30, 2016
	Pension	Other Benefits	Total

	(In millions)
Net periodic benefit income
Service cost(1)	$15	$—	$15
Interest cost	46	2	48
Expected return on plan assets	(85)	(4)	(89)
Total net periodic benefit income	$(24)	$(2)	$(26)

(1) $1 million of the service cost component of net periodic benefit income is included as a component of the “Discontinued operations, net of income taxes” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended September 30, 2016.
We made a $400 million voluntary contribution to our U.S. qualified pension plans during fiscal 2017. As a result, we made no contributions to our U.S. qualified defined benefit pension plans during the quarter ended September 29, 2017 and minor contributions to a non-U.S. pension plan. We currently anticipate making no contributions to our U.S. qualified defined benefit pension plans and contributions of approximately $1 million to a non-U.S. pension plan during the remainder of fiscal 2018. We contributed $64 million to our qualified pension plans during the quarter ended September 30, 2016.
The U.S. Salaried Retirement Plan (“U.S. SRP”), a U.S. qualified pension plan, is our largest defined benefit pension plan, with assets valued at $4.4 billion and a projected benefit obligation of $5.6 billion as of June 30, 2017. Effective December 31, 2016, future benefit accruals under the U.S. SRP benefit formula were frozen for all employees and replaced with a 1% cash balance defined benefit formula for certain non-highly compensated employees.
Note J — Income From Continuing Operations Per Common Share
The computations of income from continuing operations per common share are as follows:

	Quarter Ended
	September 29, 2017	September 30, 2016

	(In millions, except per share amounts)
Income from continuing operations (A)	$167	$145

Basic weighted average common shares outstanding (B)	119.1	123.9
Impact of dilutive share-based awards	2.1	1.6
Diluted weighted average common shares outstanding (C)	121.2	125.5
Income from continuing operations per basic common share (A)/(B)	$1.40	$1.17
Income from continuing operations per diluted common share (A)/(C)	$1.38	$1.16
Potential dilutive common shares primarily consist of employee stock options and performance unit awards. Employee stock options to purchase approximately 162,770 and 485,321 shares of our common stock were outstanding at September 29,

2017 and September 30, 2016, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive.
Note K — Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 27.7 percent in the quarter ended September 29, 2017 compared with 28.6 percent in the quarter ended September 30, 2016. In the quarters ended September 29, 2017 and September 30, 2016, our effective tax rate benefited from the favorable impact of excess tax benefits related to equity-based compensation, and of several differences in GAAP and tax accounting related to investments.

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

In certain instances, fair value is estimated using quoted market prices obtained from external pricing services. In obtaining such data from the external pricing services, we have evaluated the methodologies used to develop the estimate of fair value in order to assess whether such valuations are representative of fair value, including net asset value (“NAV”). Additionally, in certain circumstances, the NAV reported by an asset manager may be adjusted when sufficient evidence indicates NAV is not representative of fair value.
The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) as of September 29, 2017 and June 30, 2017:

	September 29, 2017		June 30, 2017
	Total	Level 1	Total	Level 1

	(In millions)
Assets
Deferred compensation plan investments: (1)
Equity security	$49	$49	$37	$37
Investments Measured at NAV:
Corporate-owned life insurance	25		25
Equity fund	49		50
Total	74		75
Total fair value of deferred compensation plan assets	$123		$112

Liabilities
Deferred compensation plan liabilities: (2)
Equity securities and mutual funds	$56	$56	$46	$46
Investments Measured at NAV:
Common/collective trusts and guaranteed investment contracts	86		80
Total fair value of deferred compensation plan liabilities	$142		$126

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

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	September 29, 2017		June 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Long-term debt (including current portion) (1)	$3,917	$4,235	$3,950	$4,252

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
At September 29, 2017, we had open foreign currency forward contracts with an aggregate notional amount of $41 million, of which $5 million were classified as fair value hedges and $36 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with an aggregate notional amount of $33 million at June 30, 2017, of which $2 million were classified as fair value hedges and $31 million were classified as cash flow hedges. At September 29, 2017, contract expiration dates ranged from 3 days to approximately 9 months with a weighted average contract life of 4 months.
Fair Value Hedges
We use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. As of September 29, 2017, we had outstanding foreign currency forward contracts denominated in the Australian Dollar and Canadian Dollar to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the quarter ended September 29, 2017 or in the quarter ended September 30, 2016. In addition, no amounts were recognized in earnings in the quarter ended September 29, 2017 or in the quarter ended September 30, 2016 related to hedged firm commitments that no longer qualify as fair value hedges.
Cash Flow Hedges
We use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments and also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of September 29, 2017, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound and Australian Dollar to hedge certain forecasted transactions. The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarter ended September 29, 2017 or in the quarter ended September 30, 2016.
Note N — Changes in Estimates
Estimates and assumptions, and changes therein, are important in connection with, among others, our segments’ revenue recognition policies related to development and production contracts. Revenue and profit related to development and production contracts are recognized using the POC method, generally based on the ratio of costs incurred to estimated total costs at completion under the contract (i.e., the “cost-to-cost” method) or the ratio of actual units delivered to estimated total units to be delivered under the contract (i.e., the “units-of-delivery” method) with consideration given for risk of performance and estimated profit. Revenue and profit on cost-reimbursable development and production contracts are recognized as allowable costs are incurred on the contract and become billable to the customer, in an amount equal to the allowable costs plus the profit on those costs.
Development and production contracts are combined when specific aggregation criteria are met. Criteria generally include closely interrelated activities performed for a single customer within the same economic environment. Development and production contracts are generally not segmented. If development and production contracts are segmented, we have determined that they meet specific segmenting criteria. Change orders, claims or other items that may change the scope of a development or production contract are included in contract value only when the value can be reliably estimated and realization is probable. Possible incentives or penalties and award fees applicable to performance on development and production contracts are considered in estimating contract value and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase earnings based solely on a single significant event are generally not recognized until the event occurs. We are party to certain contracts with incentive provisions or award fees that are subject to uncertainty until the conclusion of the contract, and our customers may be entitled to reclaim and receive previous award fee payments.
Under the POC method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on a fixed-price development or production contract requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development or production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development or production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimated total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates impacted our operating income favorably by $11 million ($6 million after-tax or $.05 per diluted share) in the quarter ended September 29, 2017 and favorably by $13 million ($8 million after-tax or $.06 per diluted share) in the quarter ended September 30, 2016.
Note O — Business Segments
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

•
Electronic Systems, providing electronic warfare, avionics, and command, control, communications, computers, intelligence, surveillance and reconnaissance (“C4ISR”) solutions for the defense industry and ATM solutions for the civil aviation industry; and

•
Space and Intelligence Systems, providing intelligence, space protection, geospatial, complete Earth observation, universe exploration, positioning, navigation and timing (“PNT”), and environmental solutions for national security, defense, civil and commercial customers, using advanced sensors, antennas and payloads, as well as ground processing and information analytics.

As described in more detail in “Basis of Presentation” in Note A — Significant Accounting Policies and Recent Accounting Standards and Note B — Discontinued Operations in these Notes, in connection with our divestiture of CapRock and entering into the definitive agreement to sell IT Services in the third quarter of fiscal 2017, our other remaining operations that had been part of our former Critical Networks segment, including our ATM business primarily serving the FAA, were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated. The historical results, discussion and presentation of our business segments as set forth in our Condensed Consolidated Financial Statements (Unaudited) and these Notes reflect the impact of these changes for all periods presented in order to present all segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from these segment changes. Our historical results and discussion for all periods presented have been restated to account for businesses reported as discontinued operations in our Condensed Consolidated Financial Statements (Unaudited) and these Notes.

The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K. We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line items in the tables below represent the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the tables below represents the portion of corporate expenses not allocated to our business segments.
Total assets by business segment are summarized below:

	September 29, 2017	June 30, 2017

	(In millions)
Total Assets
Communication Systems	$1,588	$1,534
Electronic Systems	4,123	4,094
Space and Intelligence Systems	2,159	2,117
Corporate (1)	2,229	2,345
	$10,099	$10,090

(1) Identifiable intangible assets acquired in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015 were recorded as Corporate assets because they benefit the entire Company as opposed to any individual segment. Exelis identifiable intangible asset balances recorded as Corporate assets were approximately $1.1 billion as of September 29, 2017 and June 30, 2017. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments and buildings and equipment.

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Quarter Ended
	September 29, 2017	September 30, 2016

	(In millions)
Revenue
Communication Systems	$410	$430
Electronic Systems	540	537
Space and Intelligence Systems	466	453
Corporate eliminations	(3)	—
	$1,413	$1,420
Income From Continuing Operations Before Income Taxes
Segment Operating Income:(1)
Communication Systems	$118	$118
Electronic Systems	109	111
Space and Intelligence Systems	87	79
Unallocated corporate expense(2)	(41)	(61)
Corporate eliminations	(1)	(1)
Non-operating income	—	1
Net interest expense	(41)	(44)
	$231	$203

(1)
Segment operating income for the quarter ended September 30, 2016 included stranded costs and Financial Accounting Standards (“FAS”) pension income previously reported as part of our former Critical Networks segment but now re-allocated to our remaining three segments.

(2)
Unallocated corporate expense included (i) $17 million of Exelis acquisition-related charges in the quarter ended September 30, 2016 and (ii) $25 million and $27 million of expense in the quarters ended September 29, 2017 and September 30, 2016, respectively, for amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis . Because the acquisition of Exelis benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired in the Exelis acquisition was recorded as unallocated corporate expense.

Note P — Legal Proceedings and Contingencies
From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At September 29, 2017, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at September 29, 2017 are reserved against or would not have a material adverse effect on our financial position, results of operations or cash flows.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites, including as a result of our acquisition of Exelis. These sites are in various stages of investigation and/or remediation and in some of these proceedings our liability is considered de minimis. We have received notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, Exelis received notice in June 2014 from the U.S. Department of Justice, Environment and Natural Resources Division, that it may be potentially responsible for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, the EPA issued on March 4, 2016, a record of decision selecting a remedy for the lower 8.3 mile stretch of the Lower Passaic River. The EPA’s selected remedy included dredging the river bank to bank, installing an engineered cap and long-term monitoring. The EPA estimated the cost of the cleanup project will be $1.38 billion. On March 31, 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of their potential liability for the cost of the cleanup project but their respective allocations have not been determined. We have found no evidence that Exelis contributed any of the primary contaminants of concern to the Passaic River. We intend to vigorously defend ourselves in this matter and we believe our ultimate costs will not be material. Although it is not feasible to predict the outcome of these environmental claims, based on available information, in the opinion of management, any payments we may be required to make as a result of environmental claims in existence at September 29, 2017 are reserved against, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

REVIEW REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
We have reviewed the unaudited condensed consolidated balance sheet of Harris Corporation as of September 29, 2017, and the related unaudited condensed consolidated statements of income, comprehensive income, and cash flows for the quarters ended September 29, 2017 and September 30, 2016. These financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Harris Corporation as of June 30, 2017, and the related consolidated statements of income, comprehensive income, cash flows, and equity for the year then ended (not presented herein) and expressed an unqualified audit opinion on those consolidated financial statements in our report dated August 29, 2017. In our opinion, the accompanying condensed consolidated balance sheet of Harris Corporation as of June 30, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Orlando, Florida
October 31, 2017

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Report. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2017 Form 10-K. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
The following is a list of the sections of this MD&A, together with our perspective on their contents, which we hope will assist in reading these pages:

•
Results of Operations — an analysis of our consolidated results of operations and the results in each of our business segments, to the extent the segment operating results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited).

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

We report the financial results of our continuing operations in the following three segments, which are also referred to as our business segments:

•
Communication Systems, serving markets in tactical communications and defense products, including tactical ground and airborne radio communications solutions and night vision technology, and in public safety networks;

•	Electronic Systems, providing electronic warfare, avionics, and C4ISR solutions for the defense industry and ATM solutions for the civil aviation industry; and

•
Space and Intelligence Systems, providing intelligence, space protection, geospatial, complete Earth observation, universe exploration, PNT, and environmental solutions for national security, defense, civil and commercial customers, using advanced sensors, antennas and payloads, as well as ground processing and information analytics.

As described in more detail in “Basis of Presentation” in Note A — Significant Accounting Policies and Recent Accounting Standards and Note B — Discontinued Operations in the Notes, in connection with our divestiture of CapRock and entering into the definitive agreement to sell IT Services in the third quarter of fiscal 2017, our other remaining operations that had been part of our former Critical Networks segment, including our ATM business primarily serving the FAA, were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated. The historical results, discussion and presentation of our business segments as set forth in our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes and this MD&A reflect the impact of these changes for all periods presented in order to present all segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from these segment changes.
Certain prior-year amounts have been reclassified in our Condensed Consolidated Financial Statements (Unaudited) to conform with current-year classifications. Reclassifications include certain human resources and IT costs from the “Cost of product sales and services” line item to the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited) and in the Notes.
Amounts contained in this Report may not always add to totals due to rounding.

RESULTS OF OPERATIONS
Highlights
Operations results for the first quarter of fiscal 2018, in each case compared with the first quarter of fiscal 2017, included:

•	Revenue was essentially flat at $1.41 billion compared with $1.42 billion;

•	Operating income increased 11 percent to $272 million from $246 million;

•	Operating income as a percentage of total revenue (“operating margin percentage”) increased 2 percentage points to 19 percent from 17 percent;

•	Income from continuing operations increased 15 percent to $167 million from $145 million;

•	Income from continuing operations per diluted common share increased 19 percent to $1.38 from $1.16;

•	Communication Systems revenue decreased 5 percent to $410 million and operating income of $118 million was unchanged;

•	Electronic Systems revenue increased 1 percent to $540 million and operating income decreased 2 percent to $109 million;

•	Space and Intelligence Systems revenue increased 3 percent to $466 million and operating income increased 10 percent to $87 million; and

•	Net cash provided by operating activities increased 121 percent to $95 million from $43 million.
Consolidated Results of Operations

	Quarter Ended
	September 29, 2017	September 30, 2016	% Inc/(Dec)

	(Dollars in millions, except per share amounts)
Revenue:
Communication Systems	$410	$430	(5)%
Electronic Systems	540	537	1%
Space and Intelligence Systems	466	453	3%
Corporate eliminations	(3)	—	*
Total revenue	1,413	1,420	—%
Cost of product sales and services	(898)	(897)	—%
Gross margin	515	523	(2)%
% of total revenue	36%	37%
Engineering, selling and administrative expenses	(243)	(277)	(12)%
% of total revenue	17%	20%
Operating income	272	246	11%
% of total revenue	19%	17%
Non-operating income	—	1	*
Net interest expense	(41)	(44)	(7)%
Income from continuing operations before income taxes	231	203	14%
Income taxes	(64)	(58)	10%
Effective tax rate	28%	29%
Income from continuing operations	$167	$145	15%
% of total revenue	12%	10%
Income from continuing operations per diluted common share	$1.38	$1.16	19%
* Not meaningful
Revenue
Revenue was essentially flat in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 as revenue increases in our Electronic Systems and Space and Intelligence Systems segments were offset by a revenue decrease in our Communication Systems segment.

See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Gross Margin Percentage
Gross margin as a percentage of total revenue (“gross margin percentage”) decreased slightly in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017, as improved program execution in our Electronic Systems and Space and Intelligence Systems segments and higher pension income were offset by a $14 million gross margin impact from the Automatic Dependent Surveillance-Broadcast (“ADS-B”) program transition from build-out to sustainment, a less favorable mix of program and product revenue and lower volume in our Communication Systems segment.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
The decreases in engineering, selling and administrative (“ESA”) expenses and ESA as a percentage of total revenue (“ESA percentage”) in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 were primarily due to cost containment and not incurring in the first quarter of fiscal 2018 any Exelis acquisition-related charges, which totaled $17 million in the first quarter of fiscal 2017.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Operating Income
The increases in operating income and operating margin percentage in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 were primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding the first quarters of fiscal 2018 and 2017.
Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 27.7 percent in the first quarter of fiscal 2018 compared with 28.6 percent in the first quarter of fiscal 2017. In the first quarters of fiscal 2018 and fiscal 2017, our effective tax rate benefited from the favorable impact of excess tax benefits related to equity-based compensation, and of several differences in GAAP and tax accounting related to investments.
Income From Continuing Operations
The increase in income from continuing operations in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 was primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding the first quarters of fiscal 2018 and 2017.
Income From Continuing Operations Per Diluted Common Share
The increase in income from continuing operations per diluted common share in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 was primarily due to the increase in income from continuing operations in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017, and fewer diluted weighted average common shares outstanding due to repurchases of shares of common stock under our repurchase program during the last three quarters of fiscal 2017 and first quarter of fiscal 2018.
See “Common Stock Repurchases” below in this MD&A for further information.

Discussion of Business Segment Results of Operations
Communication Systems Segment

	Quarter Ended
	September 29, 2017	September 30, 2016	% Inc/(Dec)

	(Dollars in millions)
Revenue	$410	$430	(5)%
Cost of product sales and services	(210)	(218)	(4)%
Gross margin	200	212	(6)%
% of revenue	49%	49%
ESA expenses	(82)	(94)	(13)%
% of revenue	20%	22%
Segment operating income	$118	$118	—%
% of revenue	29%	27%
The decrease in segment revenue in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 was primarily due to $12 million of lower volume from international tactical communications and lower volume in DoD tactical communications for airborne radio communication solutions and Public Safety and Professional Communications. The decrease in segment gross margin in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 was primarily attributable to lower volume. Segment gross margin percentage for the first quarter of fiscal 2018 was comparable with the first quarter of fiscal 2017, as the benefit from operational excellence improvements was offset by a less favorable mix of program and product revenue. The decreases in segment ESA expenses and ESA percentage in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 were primarily attributable to cost containment. The comparability of segment operating income and the increase in segment operating margin in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 reflected the combined effects of the items discussed above regarding this segment.
Electronic Systems Segment

	Quarter Ended
	September 29, 2017	September 30, 2016	% Inc/(Dec)

	(Dollars in millions)
Revenue	$540	$537	1%
Cost of product sales and services	(371)	(364)	2%
Gross margin	169	173	(2)%
% of revenue	31%	32%
ESA expenses	(60)	(62)	(3)%
% of revenue	11%	12%
Segment operating income	$109	$111	(2)%
% of revenue	20%	21%
The increase in segment revenue in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 was primarily due to higher avionics volume on several aircraft platforms, $13 million of incremental inception-to-date services revenue in our ATM business and higher revenue from the ramp up of the United Arab Emirates battle management system program, partially offset by $21 million of lower revenue from the ADS-B program transition and lower revenue in wireless solutions. Segment gross margin decreased $4 million and segment gross margin percentage decreased 1 percentage point in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017, as strong performance on electronic warfare programs was more than offset by the $14 million gross margin impact of the ADS-B program transition and a less favorable mix of revenue. The decreases in segment ESA expenses and ESA percentage in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 reflected lower general and administrative expenses due to cost containment. The decreases in segment operating income and operating margin percentage in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 reflected the combined effects of the items discussed above regarding this segment.

Space and Intelligence Systems Segment

	Quarter Ended
	September 29, 2017	September 30, 2016	% Inc/(Dec)

	(Dollars in millions)
Revenue	$466	$453	3%
Cost of product sales and services	(320)	(317)	1%
Gross margin	146	136	7%
% of revenue	31%	30%
ESA expenses	(59)	(57)	4%
% of revenue	13%	13%
Segment operating income	$87	$79	10%
% of revenue	19%	17%
The increase in segment revenue in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 was primarily due to $23 million of higher revenue from intelligence community customers, driven by space superiority programs, partially offset by lower civil revenue reflecting the impact of lower revenue from environmental programs. The increases in segment gross margin and gross margin percentage in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 were primarily attributable to improved program performance and higher pension income. Segment ESA expenses and ESA percentage in the first quarter of fiscal 2018 were comparable with the first quarter of fiscal 2017. The increases in segment operating income and operating margin percentage in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 reflected the combined effects of the items discussed above regarding this segment.
Unallocated Corporate Expense

	Quarter Ended
	September 29, 2017	September 30, 2016	% Inc/(Dec)

	(Dollars in millions)
Unallocated corporate expense	$16	$34	(53)%
Amortization of intangible assets from Exelis acquisition	25	27	(7)%
The decrease in unallocated corporate expense in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 was primarily due to not incurring in the first quarter of fiscal 2018 any Exelis acquisition-related charges, which totaled $17 million in the first quarter of fiscal 2017.
Discontinued Operations
As described in more detail in Note B — Discontinued Operations in the Notes, CapRock and IT Services are reported as discontinued operations in this Report. As a result, our historical financial results have been restated to account for CapRock and IT Services as discontinued operations for all periods presented in this Report.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Quarter Ended
	September 29, 2017	September 30, 2016

	(In millions)
Net cash provided by operating activities	$95	$43
Net cash used in investing activities	(23)	(46)
Net cash used in financing activities	(174)	(201)
Effect of exchange rate changes on cash and cash equivalents	6	1
Net decrease in cash and cash equivalents	(96)	(203)
Cash and cash equivalents, beginning of year	484	487
Cash and cash equivalents, end of quarter	$388	$284
Our Condensed Consolidated Statement of Cash Flows (Unaudited) includes cash flows from discontinued operations related to CapRock, IT Services and our former broadcast communications business (“Broadcast Communications”). See Note B — Discontinued Operations in the Notes for additional information regarding discontinued operations, including depreciation, amortization and capital expenditures. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in our Condensed Consolidated Financial Statements (Unaudited), the accompanying Notes and this MD&A relate solely to our continuing operations.
Cash and cash equivalents: The $96 million net decrease in cash and cash equivalents from the end of fiscal 2017 to the end of the first quarter of fiscal 2018 was primarily due to $75 million used to repurchase shares of our common stock, $69 million used to pay cash dividends, $35 million of net repayment of borrowings and $23 million used for net additions of property, plant and equipment, partially offset by $95 million of net cash provided by operating activities and $14 million of proceeds from exercises of employee stock options. The $203 million net decrease in cash and cash equivalents from the end of fiscal 2016 to the end of the first quarter of fiscal 2017 was primarily due to $100 million used to repurchase shares of our common stock, $68 million used to pay cash dividends, $30 million of net repayment of borrowings, a $25 million adjustment to the proceeds from the sale of a business and $21 million used for net additions of property, plant and equipment, partially offset by $43 million of net cash provided by operating activities and $15 million of proceeds from exercises of employee stock options.
At September 29, 2017, we had cash and cash equivalents of $388 million, and we have a senior unsecured $1 billion revolving credit facility that expires in July 2020 ($925 million of which was available to us as of September 29, 2017 as a result of $75 million of short-term debt outstanding under our commercial paper program). Additionally, we had $3.9 billion of long-term debt outstanding at September 29, 2017, the majority of which we incurred in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K. Our $388 million of cash and cash equivalents at September 29, 2017 included $141 million held by our foreign subsidiaries, of which $114 million was considered permanently reinvested. Of the $114 million, $71 million was available for use in the U.S. without incurring additional U.S. income taxes. We would be required to recognize U.S. income taxes of $12 million on the remaining $43 million if we were to repatriate such funds to the U.S., but we have no current plans to repatriate such funds.
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
We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our term loans and debt securities at maturity for the next 12 months and the reasonably foreseeable future thereafter. Our total capital expenditures in fiscal 2018 are expected to be approximately $130 million. We anticipate tax payments in fiscal 2018 to be approximately equal to or marginally less than our tax expense for the same period, subject to adjustment for certain timing differences. Other than those cash outlays noted in “Contractual Obligations” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2017 Form 10-K (including repayment at maturity of the entire $500 million principal amount of our 1.999% Notes due April 27, 2018) and “Commercial Commitments and Contractual Obligations”

below in this MD&A, capital expenditures, dividend payments and repurchases under our share repurchase program, no other significant cash outlays are anticipated during the remainder of fiscal 2018.
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
Net cash provided by operating activities: The $52 million increase in net cash provided by operating activities in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 was primarily due to the elimination of required qualified pension plan contributions due to our $400 million fiscal 2017 voluntary contribution to our U.S. qualified pension plans during fiscal 2017 (see the “Funding of Pension Plans” discussion below in this MD&A for additional information) and higher relative income taxes payable and advance payment balances, partially offset by higher relative inventory and accounts receivable balances.
Net cash used in investing activities: The $23 million decrease in net cash used in investing activities in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 was primarily due to a $25 million adjustment in the first quarter of fiscal 2017 to the proceeds from the sale of Broadcast Communications.
Net cash used in financing activities: The $27 million decrease in net cash used in financing activities in the first quarter of fiscal 2018 compared with the first quarter of fiscal 2017 was primarily due to $25 million less used to repurchase shares of our common stock under our share repurchase program and $9 million less used for other financing activities, partially offset by $5 million more used for net repayment of borrowings.
Funding of Pension Plans
Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. pension plans. Although we have significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), and applicable Internal Revenue Code regulations mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plans or make benefit payments. With respect to our U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015 further extended the interest rate stabilization provision of MAP-21 until 2020. We made a $400 million voluntary contribution to our U.S. qualified pension plans during fiscal 2017. As a result, we currently do not anticipate making any contributions to our U.S. qualified pension plans during fiscal 2018.
Future required contributions will depend primarily on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $1.2 billion at September 29, 2017. See Note 14: “Pension and Other Postretirement Benefits” in our Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K and Note I — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the first quarter of fiscal 2018, we used $75 million to repurchase 617,311 shares of our common stock under our repurchase program at an average price per share of $121.51, including commissions of $.02 per share. During the first quarter of fiscal 2017, we used $100 million to repurchase 1,100,203 shares of our common stock under our repurchase program at an average price per share of $90.45, including commissions of $.02 per share. In the quarters ended September 29, 2017 and September 30, 2016, $9 million and $18 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares purchased by us are cancelled and retired.
As of September 29, 2017, we had a remaining, unused authorization of approximately $898 million under our repurchase program, which does not have an expiration date. Repurchases under our repurchase program are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
On August 25, 2017, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.53 per share to $.57 per share, for an annualized cash dividend rate of $2.28 per share, which was our sixteenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate in fiscal 2017 was $2.12 per share. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.
Capital Structure and Resources
2015 Credit Agreement: We have a $1 billion, 5-year senior unsecured revolving credit facility (the “2015 Credit Facility”) under a Revolving Credit Agreement (the “2015 Credit Agreement”) entered into on July 1, 2015 with a syndicate of lenders. For a description of the 2015 Credit Facility and the 2015 Credit Agreement, see Note 11: “Credit Arrangements” in our Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K.
We were in compliance with the covenants in the 2015 Credit Agreement at September 29, 2017, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2015 Credit Agreement, to be greater than 0.65 to 1.00. At September 29, 2017, we had no borrowings outstanding under the 2015 Credit Agreement, but we had $75 million in borrowings outstanding under our commercial paper program that was supported by the 2015 Credit Facility.
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K.
Short-Term Debt: Our short-term debt was $80 million at September 29, 2017 and June 30, 2017 and consisted of local borrowing by international subsidiaries for working capital needs and commercial paper. Our commercial paper program was supported at September 29, 2017 and June 30, 2017 by the 2015 Credit Facility.
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

As of September 29, 2017, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of September 29, 2017, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our financial position, results of operations or cash flows, and we were not a party to any related party transactions that materially affect our financial position, results of operations or cash flows.
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

Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal 2017 Form 10-K include our contractual obligations and commercial commitments. During the first quarter of fiscal 2018, no material changes occurred in our contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases or our commercial commitments, or in our contingent liabilities on outstanding surety bonds, standby letters of credit or other arrangements as disclosed in our Fiscal 2017 Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with GAAP. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses as well as disclosures of contingent assets and liabilities. Actual results may differ from our estimates. These estimates and assumptions are affected by the application of our accounting policies. Our significant accounting policies are described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on contracts and contract estimates (discussed in greater detail in the following paragraphs), (ii) postretirement benefit plans, (iii) provisions for excess and obsolete inventory losses, (iv) impairment testing of goodwill (discussed in greater detail in the following paragraphs), and (v) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2017 Form 10-K.
Revenue Recognition
A significant portion of our business is derived from development and production contracts. Revenue and profit related to development and production contracts are recognized using the percentage-of-completion (“POC”) method, generally based on the ratio of costs incurred to estimated total costs at completion under the contract (i.e., the “cost-to-cost” method) or the ratio of actual units delivered to estimated total units to be delivered under the contract (i.e., the “units-of-delivery” method) with consideration given for risk of performance and estimated profit. The majority of the revenue in our Space and Intelligence Systems and Electronic Systems segments (and to a certain extent, revenue in our Communication Systems segment) relates to development and production contracts, and the POC method of revenue recognition is primarily used for these contracts. Change orders, claims or other items that may change the scope of a development or production contract are included in contract value only when the value can be reliably estimated and realization is probable. Possible incentives or penalties and award fees applicable to performance on development and production contracts are considered in estimating contract value and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase earnings based solely on a single significant event are generally not recognized until the event occurs. We are party to certain contracts with incentive provisions or award fees that are subject to uncertainty until the conclusion of the contract, and our customers may be entitled to reclaim and receive previous award fee payments.
Under the POC method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on fixed-price development and production contracts requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development or production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development or production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard estimate at completion (“EAC”) process in which we review the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimated total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. We have not made any material changes in the methodologies used to recognize revenue on development and production contracts or to estimate our costs related to development and production contracts in the past three fiscal years.
EAC adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended
	September 29, 2017	September 30, 2016

	(In millions)
Favorable adjustments	$32	$39
Unfavorable adjustments	(21)	(26)
Net operating income adjustments	$11	$13
The decrease in net impact to operating income due to EAC adjustments in the quarter ended September 29, 2017 compared with the quarter ended September 30, 2016 was primarily due to lower net risk retirements in our Electronic Systems segment.
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
The FASB has issued a comprehensive new revenue recognition standard that supersedes nearly all existing revenue recognition guidance under GAAP and will be effective for us in fiscal 2019. See Note A: Significant Accounting Policies and Recent Accounting Standards in the Notes for additional information.
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

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that may not materialize or prove to be correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies; the potential level of share repurchases, dividends or pension contributions; potential acquisitions or divestitures; the value of contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:

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

Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2017 Form 10-K under Item 1A. “Risk Factors” and in Part II. Item 1A. “Risk Factors” in this Report. The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2017 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets (particularly with respect to the United Kingdom due to Brexit) and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at September 29, 2017 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note M — Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates: As of September 29, 2017, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at September 29, 2017 would not have had a material impact on the fair value of these obligations. Additionally, there is no interest-rate risk associated with these obligations on our results of operations and cash flows, because the interest rates are fixed and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.

As of September 29, 2017, we also had long-term variable-rate debt obligations of $273 million under our senior unsecured term loan facility in connection with our acquisition of Exelis, comprised of term loans of $20 million in a 3-year tranche due May 29, 2018 and $253 million in a 5-year tranche due May 29, 2020. These term loans bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these term loans at September 29, 2017 would not have had a material impact on our results of operations or cash flows. We have the ability at any time or from time to time to voluntarily prepay term loans of either tranche in whole or in part without premium or penalty. As a result of our prepayments, we have effectively prepaid all mandatory quarterly principal amortization payments and are no longer required to make such payments for the remaining term until maturity on each tranche of the term loans. See Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K for further information.

Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the first quarter of fiscal 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the first quarter of fiscal 2018 our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. During the fourth quarter of fiscal 2017, we completed the initial phase of implementing a new income tax provision software designed to enhance process stability and further facilitate the computation and recording of tax provisions for our U.S. and international entities. We expect to complete the final phase of the new income tax provision software implementation in fiscal 2018. We also have begun the process of a multi-year, phased implementation targeted for completion in fiscal 2020 of a new core enterprise resource planning (“ERP”) system in certain business units, which we expect to reduce the number of ERP systems across the Company and enhance our system of internal control over financial reporting. We expect the initial implementation of the new ERP system in each affected business unit to involve changes to related processes that are part of our system of internal control over financial reporting and to require testing for effectiveness and potential further changes as implementation progresses. During the first quarter of fiscal 2018, we successfully completed the initial implementation of the ERP system in two business units. Other than the system and related process changes described above, there have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
General. From time to time, as a normal incident of the nature and kind of businesses in which we are, and were, engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At September 29, 2017, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at September 29, 2017 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Item 1A. Risk Factors.
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Fiscal 2017 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2017 Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the first quarter of fiscal 2018, we repurchased 617,311 shares of our common stock under our repurchase program for $75 million at an average price per share of $121.49 excluding commissions of $.02 per share. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the first quarter of fiscal 2018:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(July 1, 2017-July 28, 2017)
Repurchase program (1)	—	—	—	$973,390,297
Employee transactions (3)	1,132	$111.67	—	—
Month No. 2
(July 29, 2017-August 25, 2017)
Repurchase program (1)	154,800	$119.26	154,800	$954,928,220
ASR settlement (2)	296,952	$112.17	296,952	$954,928,220
Employee transactions (3)	75,095	$119.62	—	—
Month No. 3
(August 26, 2017-September 29, 2017)
Repurchase program (1)	462,511	$122.24	462,511	$898,390,371
Employee transactions (3)	26,651	$125.48	—	—
Total	1,017,141		914,263	$898,390,371

*	Periods represent our fiscal months.

(1)
On February 2, 2017, we announced that on January 26, 2017, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of September 29, 2017, $898,390,371 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our repurchase program, which does not have a stated expiration date.

(2)
On August 30, 2017, the second tranche of a fixed-dollar accelerated share repurchase agreement (“ASR”) to repurchase an unspecified total number of shares of our common stock for $250 million that we entered into on May 5, 2017 settled, and we received from the counterparty 296,952 additional shares of our common stock. In total, we repurchased 2,228,770 shares of our common stock under our repurchase program pursuant to the ASR at an average price of $112.17 per share, and the aggregate $250 million payment we made on May 5, 2017 correspondingly reduced in the fourth quarter of fiscal 2017 the approximate dollar amount of our common stock that may yet be repurchased under our repurchase program as reflected in the table above.

(3)
Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance units, restricted units or restricted shares that vested during the quarter and (b) performance units, restricted units or restricted shares returned to us upon retirement or employment termination of employees. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Equity Securities
During the first quarter of fiscal 2018, we did not issue or sell any unregistered equity securities.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
Not Applicable.

Item 6. Exhibits.
EXHIBIT INDEX
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

(10)	*Harris Corporation 2015 Equity Incentive Plan Restricted Unit Award Agreement Terms and Conditions (as of August 24, 2017) (Executive Officers).
(12)	Computation of Ratio of Earnings to Fixed Charges.
(15)	Letter Regarding Unaudited Interim Financial Information.
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)	Section 1350 Certification of Chief Executive Officer.
(32.2)	Section 1350 Certification of Chief Financial Officer.
(101.INS)	XBRL Instance Document.
(101.SCH)	XBRL Taxonomy Extension Schema Document.
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.

*	Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION
(Registrant)

Date: October 31, 2017	By:	/s/ Rahul Ghai
Rahul Ghai
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)