Form 10-Q
period 2017-12-29
HARRIS CORP /DE/
filed 2018-01-31
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to _
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s common stock as of January 26, 2018 was 118,729,803 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended December 29, 2017

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016

	(In millions, except per share amounts)
Revenue from product sales and services	$1,535	$1,449	$2,948	$2,869
Cost of product sales and services	(999)	(920)	(1,897)	(1,817)
Engineering, selling and administrative expenses	(264)	(252)	(507)	(529)
Operating income	272	277	544	523
Non-operating income (loss)	(2)	1	(2)	2
Interest income	1	1	1	1
Interest expense	(42)	(44)	(83)	(88)
Income from continuing operations before income taxes	229	235	460	438
Income taxes	(90)	(72)	(154)	(130)
Income from continuing operations	139	163	306	308
Discontinued operations, net of income taxes	—	14	(6)	29
Net income	$139	$177	$300	$337

Net income per common share
Basic
Continuing operations	$1.17	$1.32	$2.57	$2.49
Discontinued operations	—	0.10	(0.05)	0.22
	$1.17	$1.42	$2.52	$2.71
Diluted
Continuing operations	$1.15	$1.30	$2.52	$2.45
Discontinued operations	—	0.10	(0.05)	0.23
	$1.15	$1.40	$2.47	$2.68

Cash dividends paid per common share	$0.57	$0.53	$1.14	$1.06
Basic weighted average common shares outstanding	118.5	123.7	118.8	123.8
Diluted weighted average common shares outstanding	120.9	125.4	121.1	125.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016

	(In millions)
Net income	$139	$177	$300	$337
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	(4)	(26)	21	(29)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	—	(1)	1	(1)
Net unrecognized gain on postretirement obligations, net of income taxes	—	1	—	2
Other comprehensive income (loss), net of income taxes	(4)	(26)	22	(28)
Total comprehensive income	$135	$151	$322	$309
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 29, 2017	June 30, 2017

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$422	$484
Receivables	642	623
Inventories	942	841
Income taxes receivable	24	24
Other current assets	102	101
Total current assets	2,132	2,073
Non-current Assets
Property, plant and equipment	878	904
Goodwill	5,374	5,366
Other intangible assets	1,048	1,104
Non-current deferred income taxes	209	409
Other non-current assets	215	234
Total non-current assets	7,724	8,017
	$9,856	$10,090
Liabilities and Equity
Current Liabilities
Short-term debt	$5	$80
Accounts payable	462	540
Compensation and benefits	120	140
Other accrued items	303	329
Advance payments and unearned income	290	252
Income taxes payable	38	31
Current portion of long-term debt	523	554
Total current liabilities	1,741	1,926
Non-current Liabilities
Defined benefit plans	1,202	1,278
Long-term debt, net	3,391	3,396
Non-current deferred income taxes	34	34
Other long-term liabilities	494	528
Total non-current liabilities	5,121	5,236
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 118,577,053 shares at December 29, 2017 and 119,628,884 shares at June 30, 2017	119	120
Other capital	1,705	1,741
Retained earnings	1,424	1,343
Accumulated other comprehensive loss	(254)	(276)
Total shareholders’ equity	2,994	2,928
	$9,856	$10,090
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
	December 29, 2017	December 30, 2016

	(In millions)
Operating Activities
Net income	$300	$337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80	101
Amortization of intangible assets from Exelis Inc. acquisition	50	66
Share-based compensation	24	22
Qualified pension plan contributions	—	(103)
Pension income	(68)	(49)
(Increase) decrease in:
Accounts receivable	(19)	125
Inventories	(102)	(50)
Increase (decrease) in:
Accounts payable	(78)	(47)
Advance payments and unearned income	38	(58)
Income taxes	213	70
Other	(65)	(119)
Net cash provided by operating activities	373	295
Investing Activities
Additions of property, plant and equipment	(43)	(49)
Adjustments to proceeds from sales of businesses	(2)	(25)
Net cash used in investing activities	(45)	(74)
Financing Activities
Net proceeds from borrowings	248	185
Repayments of borrowings	(363)	(300)
Proceeds from exercises of employee stock options	18	27
Repurchases of common stock	(150)	(100)
Cash dividends	(137)	(134)
Other financing activities	(10)	(19)
Net cash used in financing activities	(394)	(341)
Effect of exchange rate changes on cash and cash equivalents	4	(6)
Net decrease in cash and cash equivalents	(62)	(126)
Cash and cash equivalents, beginning of year	484	487
Cash and cash equivalents, end of quarter	$422	$361
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented therein. The results for the second quarter and first two quarters of fiscal 2018 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 30, 2017 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (our “Fiscal 2017 Form 10-K”).
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
In fiscal 2017, we recorded $58 million of charges for integration and other costs in connection with our acquisition of Exelis Inc. (collectively with its subsidiaries, “Exelis”), substantially all of which were included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income in our Fiscal 2017 Form 10-K. We had liabilities of $34 million at December 29, 2017 and $43 million at June 30, 2017 associated with this integration activity and with previous restructuring actions. The majority of the remaining liabilities as of December 29, 2017 will be paid within the next twelve months.
Adoption of New Accounting Standards
In the first quarter of fiscal 2018, we adopted an accounting standards update issued by the Financial Accounting Standards Board (“FASB”) that requires recognition of the income tax consequences of intra-entity transfers of assets other than inventory when the transfer occurs. Consequently, this update eliminates the exception to the recognition of current and deferred income taxes for intra-entity transfers of assets other than for inventory until the assets have been sold to an outside party. This update requires entities to apply a modified retrospective approach with a cumulative catch-up adjustment to beginning retained earnings in the period of adoption. In addition, entities are required to record deferred tax balances with an offset to retained earnings for unrecognized amounts that will be recognized under this update. We applied all changes required by this update using the modified retrospective approach from the beginning of fiscal 2018. Adopting this update resulted in a $27 million reduction of prepaid income tax assets from the “Other current assets” and “Other non-current assets” line items and a $27 million increase in the “Non-current deferred income taxes” line item in our Condensed Consolidated Balance Sheet (Unaudited) as of September 29, 2017.
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

Although we are still in the process of evaluating and quantifying the impact of this standard as described above, we have identified certain changes we expect this standard to have on our consolidated financial statements. A significant portion of our revenue is derived from contracts with the U.S. Government, with revenue recognized using the percentage-of-completion (“POC”) method. We expect to recognize revenue on an “over time” basis for most of these contracts by using cost inputs to measure progress toward the completion of our performance obligations, which is similar to the POC cost-to-cost method currently used on the majority of these contracts. Consequently, we expect the adoption of this standard to impact certain of these contracts that recognize revenue using the POC units-of-delivery, milestone or other methods, resulting in recognition of revenue (and costs) earlier in the performance period as costs are incurred. We also are continuing to evaluate the potential impact of this standard in other areas, including:
•The number of distinct performance obligations within our contractual arrangements;
•Contract modifications;

•
The timing of revenue recognition based on the more prescriptive guidance for recognizing revenue on an “over time” basis, especially for certain non-U.S. Government contracts based on existing contractual language;

•	Incremental costs of obtaining a contract; and
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
In March 2017, the FASB issued an accounting standards update to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This update requires that entities present components of net periodic pension cost and net periodic postretirement benefit cost other than the service cost component separately from the service cost component and outside the subtotal of income from operations. This update must be applied retrospectively and is effective for fiscal years beginning after December 15, 2017, which for us is our fiscal 2019. Adopting this update will result in a decrease in operating income and an increase in the net non-operating components of income from continuing operations of $164 million and $183 million for fiscal 2017 and 2018, respectively. Adopting this update will not have a material impact on our financial position or cash flows.
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

The major components of discontinued operations in our Condensed Consolidated Statement of Income (Unaudited) included the following:

	Quarter Ended	Two Quarters Ended
	December 30, 2016	December 29, 2017	December 30, 2016

	(In millions)
Revenue from product sales and services	$336	$—	$687
Cost of product sales and services	(281)	—	(570)
Engineering, selling and administrative expenses	(34)	—	(72)
Impairment of goodwill and other assets	(2)	—	(2)
Non-operating income (loss)	7	(3)	7
Income (loss) before income taxes	26	(3)	50
Loss on sale of discontinued operations (1)	(5)	—	(7)
Income tax expense	(7)	(3)	(14)
Discontinued operations, net of income taxes	$14	$(6)	$29

(1)	“Loss on sale of discontinued operations” in the quarter and two quarters ended December 30, 2016 consisted of transaction costs associated with the divestiture of IT Services.
Depreciation and amortization and capital expenditures of discontinued operations in our Condensed Consolidated Statement of Income (Unaudited) included the following:

	Quarter Ended	Two Quarters Ended
	December 30, 2016	December 30, 2016

	(In millions)
Depreciation and amortization	$12	$29
Capital expenditures	2	5
IT Services
On April 28, 2017, we completed the divestiture to an affiliate of Veritas Capital Fund Management, L.L.C. (“Veritas”) of IT Services, which primarily provided IT and engineering managed services to U.S. Government customers, for net cash proceeds of $646 million, after transaction expenses and estimated purchase price adjustments in respect of net cash and working capital, and subject to post-closing finalization of those adjustments as set forth in the definitive sales agreement entered into January 26, 2017. We recognized a pre-tax loss of $28 million on the sale of IT Services (a gain of $55 million after certain tax benefits related to the transaction or $.44 per diluted share). The decision to divest IT Services was part of our strategy to simplify our operating model to focus on technology-differentiated, high-margin businesses. IT Services was part of our former Critical Networks segment and in connection with the definitive agreement to sell IT Services, as described above, the remaining operations that had been part of the Critical Networks segment, including our air traffic management (“ATM”) business, primarily serving the Federal Aviation Administration (“FAA”), were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated. We agreed to provide various transition services to Veritas for a period of up to 18 months following the closing of the transaction pursuant to a separate agreement.

The following table presents the key financial results of IT Services included in “Discontinued operations, net of income taxes” in our Condensed Consolidated Statement of Income (Unaudited):

	Quarter Ended	Two Quarters Ended
	December 30, 2016	December 29, 2017	December 30, 2016

	(In millions)
Revenue from product sales and services	$268	$—	$543
Cost of product sales and services	(228)	—	(462)
Engineering, selling and administrative expenses	(25)	—	(49)
Impairment of goodwill and other assets	(2)	—	(2)
Non-operating loss	—	(2)	—
Income (loss) before income taxes	13	(2)	30
Loss on sale of discontinued operation	(5)	—	(7)
Income tax expense	(4)	(3)	(10)
Discontinued operations, net of income taxes	$4	$(5)	$13
CapRock
On January 1, 2017, we completed the divestiture to SpeedCast International Ltd. (“SpeedCast”) of CapRock, which provided wireless, terrestrial and satellite communications services to energy and maritime customers, for net cash proceeds of $368 million, after transaction expenses and purchase price adjustments in respect of net cash and working capital as set forth in the definitive sales agreement entered into November 1, 2016. We recognized a pre-tax gain of $14 million on the sale of CapRock (a gain of $61 million after certain tax benefits related to the transaction, including reversal of valuation allowances on capital losses and net operating losses, or $.49 per diluted share).
The following table presents the key financial results of CapRock included in “Discontinued operations, net of income taxes” in our Condensed Consolidated Statement of Income (Unaudited):

	Quarter Ended	Two Quarters Ended
	December 30, 2016	December 29, 2017	December 30, 2016

	(In millions)
Revenue from product sales and services	$68	$—	$144
Cost of product sales and services	(53)	—	(108)
Engineering, selling and administrative expenses	(9)	—	(23)
Non-operating income (loss)	8	(1)	8
Income (loss) before income taxes	14	(1)	21
Income tax expense	(3)	—	(4)
Discontinued operations, net of income taxes	$11	$(1)	$17
Note C — Stock Options and Other Share-Based Compensation
During the two quarters ended December 29, 2017, we had options or other share-based compensation outstanding under two shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”). Grants of share-based awards after October 23, 2015 were made under our 2015 EIP. We believe that share-based awards more closely align the interests of participants with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $13 million and $24 million for the quarter and two quarters ended December 29, 2017, respectively, and $11 million and $21 million for the quarter and two quarters ended December 30, 2016, respectively.
The aggregate number of shares of our common stock that we issued under the terms of our SIPs, net of shares withheld for tax purposes and inclusive of both continuing and discontinued operations, was 67,717 and 398,932 for the quarter and two quarters ended December 29, 2017, respectively, and 191,740 and 733,953 for the quarter and two quarters ended December 30, 2016, respectively. Awards granted to participants under our 2015 EIP during the quarter ended December 29, 2017 consisted of 698 stock options, 1,140 restricted shares and restricted units and 228 performance units.

Awards granted to participants under our 2015 EIP during the two quarters ended December 29, 2017 consisted of 412,285 stock options, 130,065 restricted shares and restricted units and 173,635 performance units. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model and the following assumptions: expected dividend yield of 1.82 percent; expected volatility of 19.32 percent; risk-free interest rates averaging 1.77 percent; and expected term of 5.00 years. The fair value as of the grant date of each restricted share award and restricted unit award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting.
Note D — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized below:

	December 29, 2017	June 30, 2017(1)

	(In millions)
Foreign currency translation, net of income taxes of $2 million and $1 million at December 29, 2017 and June 30, 2017, respectively	$(92)	$(113)
Net unrealized loss on hedging derivatives, net of income taxes of $11 million at December 29, 2017 and June 30, 2017	(16)	(17)
Unrecognized postretirement obligations, net of income taxes of $89 million at December 29, 2017 and June 30, 2017	(146)	(146)
	$(254)	$(276)

(1)
Accumulated foreign currency translation losses of $52 million (net of income taxes of $14 million) were reclassified to earnings in fiscal 2017 as a result of the divestitures of IT Services and CapRock and are included in “Discontinued operations, net of income taxes” in our Consolidated Statement of Income in our Fiscal 2017 Form 10-K.

Note E — Receivables
Receivables are summarized below:

	December 29, 2017	June 30, 2017

	(In millions)
Accounts receivable	$382	$368
Unbilled costs and accrued earnings on cost-plus contracts	264	258
	646	626
Less allowances for collection losses	(4)	(3)
	$642	$623
Note F — Inventories
Inventories are summarized below:

	December 29, 2017	June 30, 2017

	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$532	$454
Finished products	90	96
Work in process	111	96
Raw materials and supplies	209	195
	$942	$841
Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $113 million and $90 million at December 29, 2017 and June 30, 2017, respectively.

Note G — Property, Plant and Equipment
Property, plant and equipment are summarized below:

	December 29, 2017	June 30, 2017

	(In millions)
Land	$43	$43
Software capitalized for internal use	163	155
Buildings	612	617
Machinery and equipment	1,290	1,256
	2,108	2,071
Less accumulated depreciation and amortization	(1,230)	(1,167)
	$878	$904
Depreciation and amortization expense related to property, plant and equipment was $36 million and $73 million for the quarter and two quarters ended December 29, 2017, respectively, and $35 million and $74 million for the quarter and two quarters ended December 30, 2016, respectively.
Note H — Accrued Warranties
Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited), during the two quarters ended December 29, 2017 were as follows:

(In millions)
Balance at June 30, 2017	$26
Warranty provision for sales	6
Settlements	(6)
Other, including adjustments for foreign currency translation	1
Balance at December 29, 2017	$27

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties was $20 million at December 29, 2017 and $23 million at June 30, 2017 and is included as a component of the “Advance payments and unearned income” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited).

Note I — Long-Term Debt
Long-term debt is summarized below:

	December 29, 2017	June 30, 2017

	(In millions)
Variable-rate debt:
Term loan, 3-year tranche, due May 29, 2018	$20	$36
Term loan, 5-year tranche, due May 29, 2020	—	269
Floating rate notes, due April 30, 2020	250	—
Total variable-rate debt	270	305
Fixed-rate debt:
1.999% notes, due April 27, 2018	500	500
2.7% notes, due April 27, 2020	400	400
4.4% notes, due December 15, 2020	400	400
5.55% notes, due October 1, 2021	400	400
3.832% notes, due April 27, 2025	600	600
7.0% debentures, due January 15, 2026	100	100
6.35% debentures, due February 1, 2028	26	26
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
Other	14	14
Total fixed-rate debt	3,640	3,640
Total debt	3,910	3,945
Plus: unamortized bond premium	27	29
Less: unamortized discounts and issuance costs	(23)	(24)
Total debt, net	3,914	3,950
Less: current portion of long-term debt	(523)	(554)
Total long-term debt, net	$3,391	$3,396
On November 6, 2017, we completed the issuance and sale of $250 million in aggregate principal amount of floating rate notes due April 30, 2020 (“Floating Rate Notes”). We incurred $2 million of debt issuance costs related to the issuance of the Floating Rate Notes, which are being amortized using the effective interest rate method over the life of the Floating Rate Notes, and such amortization is reflected as a portion of interest expense in our Condensed Consolidated Statement of Income (Unaudited). The Floating Rate Notes will bear interest at a floating rate, reset quarterly, equal to three-month LIBOR plus 0.48% per year. Interest is payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing January 30, 2018. The Floating Rate Notes are not redeemable at our option prior to maturity. Upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the Floating Rate Notes at a price equal to 101 percent of the aggregate principal amount of the Floating Rate Notes being repurchased, plus accrued interest on the Floating Rate Notes being repurchased to, but not including, the date of repurchase.
In connection with the closing of the sale of the Floating Rate Notes, we used the net proceeds, together with cash on hand, to repay in full the $253 million in remaining outstanding indebtedness under the 5-year tranche of our $1.3 billion senior unsecured term loan facility pursuant to our Term Loan Agreement, dated as of March 16, 2015, and recognized a $1 million extinguishment loss, which is included as a component of the “Non-operating income (loss)” line item in our Condensed Consolidated Statement of Income (Unaudited), as a result of associated unamortized debt issuance costs. For additional information on our long-term debt, see Note 13: “Long-Term Debt” in the Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K.

Note J — Postretirement Benefit Plans
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended December 29, 2017			Two Quarters Ended December 29, 2017
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)
Net periodic benefit income
Service cost	$9	$1	$10	$19	$1	$20
Interest cost	49	2	51	97	4	101
Expected return on plan assets	(92)	(4)	(96)	(184)	(8)	(192)
Amortization of net actuarial loss	—	(1)	(1)	—	(1)	(1)
Total net periodic benefit income	$(34)	$(2)	$(36)	$(68)	$(4)	$(72)

	Quarter Ended December 30, 2016			Two Quarters Ended December 30, 2016
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)
Net periodic benefit income
Service cost(1)	$14	$—	$14	$29	$—	$29
Interest cost	46	2	48	92	4	96
Expected return on plan assets	(85)	(4)	(89)	(170)	(8)	(178)
Total net periodic benefit income	$(25)	$(2)	$(27)	$(49)	$(4)	$(53)

(1)
$1 million of the service cost component of net periodic benefit income is included as a component of the “Discontinued operations, net of income taxes” line item in our Condensed Consolidated Statement of Income (Unaudited) for the two quarters ended December 30, 2016.

We made a $400 million voluntary contribution to our U.S. qualified pension plans during fiscal 2017. As a result, we made no contributions to our U.S. qualified defined benefit pension plans and minor contributions to our non-U.S. pension plan during the quarter and two quarters ended December 29, 2017. We currently anticipate making voluntary contributions of approximately $300 million to our U.S. qualified defined benefit pension plans and contributions of approximately $1 million to our non-U.S. pension plan during the remainder of fiscal 2018. We contributed $39 million and $103 million to our U.S. qualified defined benefit pension plans during the quarter and two quarters ended December 30, 2016, respectively.
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

Note K — Income From Continuing Operations Per Common Share
The computations of income from continuing operations per common share are as follows:

	Quarter Ended		Two Quarters Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016

	(In millions, except per share amounts)
Income from continuing operations	$139	$163	$306	$308
Adjustments for participating securities outstanding	—	—	(1)	—
Income from continuing operations used in per basic and diluted common share calculations (A)	$139	$163	$305	$308
Basic weighted average common shares outstanding (B)	118.5	123.7	118.8	123.8
Impact of dilutive share-based awards	2.4	1.7	2.3	1.7
Diluted weighted average common shares outstanding (C)	120.9	125.4	121.1	125.5
Income from continuing operations per basic common share (A)/(B)	$1.17	$1.32	$2.57	$2.49
Income from continuing operations per diluted common share (A)/(C)	$1.15	$1.30	$2.52	$2.45
Potential dilutive common shares primarily consist of employee stock options and performance unit awards. Employee stock options to purchase approximately 222 and 1,200,708 shares of our common stock were outstanding at December 29, 2017 and December 30, 2016, respectively, but were not included as dilutive stock options in the computations of income from continuing operations per diluted common share because the effect would have been antidilutive.
Note L — Income Taxes
Tax Reform
On December 22, 2017, H.R.1, also known as the “Tax Cuts and Jobs Act,” was signed into U.S. law (“Tax Act”). Among other provisions, the Tax Act reduces the U.S. statutory corporate income tax rate from a maximum 35 percent to a flat 21 percent, effective January 1, 2018. Based on our fiscal year end, our blended U.S. statutory corporate income tax rate for fiscal 2018 will be 28 percent. Our deferred tax assets, net of deferred tax liabilities, represent anticipated corporate tax benefits to be realized in the future, and the reduction in the U.S. statutory corporate income tax rate reduced these benefits. As a result, we recognized income tax expense in our tax provision in the second quarter of fiscal 2018 to adjust our deferred tax balances to reflect the lower U.S. statutory corporate income tax rate.
Income tax expense for the quarter ended December 29, 2017 included the following adjustments to reflect impacts from the Tax Act:

•	A $52 million ($.43 per diluted share) estimated write-down of existing net deferred tax asset balances based on the lower tax rate and other law changes; and

•	A $26 million ($.21 per diluted share) benefit from the impact of our lower estimated fiscal 2018 tax rate.
Effective Tax Rate
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 39.3 percent in the quarter ended December 29, 2017 compared with 30.6 percent in the quarter ended December 30, 2016. In addition to the impacts from the Tax Act described above, our effective tax rate for the quarter ended December 29, 2017 benefited from a $22 million ($.18 per diluted share) favorable impact of releasing provisions for uncertain tax positions and the favorable impact of differences in GAAP and tax accounting related to investments. Our effective tax rate for the quarter ended December 30, 2016 was not impacted by any significant discrete item.
Our effective tax rate was 33.5 percent in the two quarters ended December 29, 2017 compared with 29.7 percent in the two quarters ended December 30, 2016. In addition to the items noted above for the quarters ended December 29, 2017 and December 30, 2016, our effective tax rate for the two quarters ended December 29, 2017 and December 30, 2016 benefited from the favorable impact of excess tax benefits related to equity-based compensation.
We have not fully completed our accounting for the income tax impact from the Tax Act enactment. For certain items, we have made a reasonable estimate of the impact on our existing net deferred income tax balances as of December 29, 2017, which is represented by the $52 million estimated adjustment from the revaluation of net deferred tax asset balances described above. For other items, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under Accounting Standards Codification 740, Income Taxes (“ASC 740”) and the provisions of the tax laws that were in effect immediately prior to Tax Act enactment.

Provisional Amounts
We remeasured certain deferred income tax assets and liabilities based on the rate at which we expect them to reverse in the future, which generally is 28 percent for reversals in fiscal 2018 or 21 percent for reversals after fiscal 2018. However, we are still evaluating certain aspects of the Tax Act and refining our calculations, which potentially affects our current estimated valuation of our net deferred income tax assets and could give rise to new deferred tax amounts.
Although the Tax Act affects the tax treatment of foreign earnings and profits (“E&P”) and results in a one-time transition tax on our post-1986 foreign E&P that we have previously deferred from U.S. income tax expense, we have provisionally determined that we will not owe any transition tax. However, we are still refining our calculations, which include estimates for our fiscal 2017 and 2018 layers for foreign E&P, and they could change and therefore change the amount of transition tax we will owe.
Because of the potential impact of deficit allocations on the tax basis for netted foreign E&P of related foreign subsidiaries, we are maintaining a deferred tax liability of approximately $25 million in respect of potential cumulative tax basis differences of $116 million. New statutory or regulatory guidance and further analysis may result in a change in our conclusion as to the need for a deferred tax liability in respect of these cumulative tax basis differences. Other than this deferred tax liability, we have provided for no additional income taxes on any remaining undistributed foreign E&P not subject to the transition tax, or any outside tax basis differences inherent in our foreign subsidiaries, because all other amounts continue to be reinvested indefinitely.
We anticipate future impacts at a U.S. state and local tax level related to the Tax Act; however, statutory and interpretive guidance is not available from applicable state and local tax authorities to reasonably estimate the impact. Consequently, we have not recorded provisional amounts and have continued to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to Tax Act enactment.
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

The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) as of December 29, 2017 and June 30, 2017:

	December 29, 2017		June 30, 2017
	Total	Level 1	Total	Level 1

	(In millions)
Assets
Deferred compensation plan assets:(1)
Corporate-owned life insurance	$26		$25
Equity fund	61		50
Total fair value of deferred compensation plan assets	$87		$75

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$44	$44	$46	$46
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	110		80
Total fair value of deferred compensation plan liabilities	$154		$126

(1)
Represents diversified assets held in a “rabbi trust” associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Condensed Consolidated Balance Sheet (Unaudited), and which are measured at fair value using the NAV practical expedient.

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

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	December 29, 2017		June 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Long-term debt (including current portion)(1)	$3,914	$4,249	$3,950	$4,252

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
At December 29, 2017, we had open foreign currency forward contracts with an aggregate notional amount of $34 million, all of which were classified as cash flow hedges. This compares with open foreign currency forward contracts with an aggregate notional amount of $33 million at June 30, 2017, of which $2 million were classified as fair value hedges and $31 million were classified as cash flow hedges. At December 29, 2017, contract expiration dates ranged from 11 days to approximately 6 months with a weighted average contract life of 4 months.

Fair Value Hedges
We have used foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. As of December 29, 2017, we had no outstanding foreign currency forward contracts to hedge balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the quarter and two quarters ended December 29, 2017 or in the quarter and two quarters ended December 30, 2016. In addition, no amounts were recognized in earnings in the quarter and two quarters ended December 29, 2017 or in the quarter and two quarters ended December 30, 2016 related to hedged firm commitments that no longer qualify as fair value hedges.
Cash Flow Hedges
We use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments and also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of December 29, 2017, we had outstanding foreign currency forward contracts denominated in the Euro and British Pound to hedge certain forecasted transactions. The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarter and two quarters ended December 29, 2017 or in the quarter and two quarters ended December 30, 2016.
Note O — Changes in Estimates
Estimate at Completion Adjustments
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
Under the POC method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on a fixed-price development or production contract requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development or production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development or production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimated total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates impacted our operating income unfavorably by $10 million ($7 million after-tax or $.06 per diluted share) and favorably by $1 million in the quarter and two quarters ended December 29, 2017, respectively, and favorably by $6 million ($4 million after-tax or $.03 per diluted share) and $19 million ($12 million after-tax or $.10 per diluted share) in the quarter and two quarters ended December 30, 2016, respectively.
Income Taxes
See Note L — Income Taxes in these Notes for changes in estimates disclosures associated with our accounting for income taxes.
Note P — Business Segments
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
The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K. We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” and “Corporate eliminations, net” line items in the table below represent the elimination of intersegment sales and their related profits. The “Unallocated corporate expense” line item in the table below represents the portion of corporate expenses not allocated to our business segments.

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Quarter Ended		Two Quarters Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016

	(In millions)
Revenue
Communication Systems	$489	$413	$899	$843
Electronic Systems	584	570	1,124	1,107
Space and Intelligence Systems	465	468	931	921
Corporate eliminations	(3)	(2)	(6)	(2)
	$1,535	$1,449	$2,948	$2,869
Income From Continuing Operations Before Income Taxes
Segment Operating Income:(1)
Communication Systems	$144	$121	$262	$239
Electronic Systems	101	134	210	245
Space and Intelligence Systems	81	76	168	155
Unallocated corporate expense(2)	(55)	(53)	(96)	(114)
Corporate eliminations, net	1	(1)	—	(2)
Non-operating income (loss)	(2)	1	(2)	2
Net interest expense	(41)	(43)	(82)	(87)
	$229	$235	$460	$438

(1)
Segment operating income for the quarter and two quarters ended December 30, 2016 included stranded costs and Financial Accounting Standards (“FAS”) pension income previously reported as part of our former Critical Networks segment but now re-allocated to our remaining three segments.

(2)
Unallocated corporate expense included (i) a $12 million adjustment for deferred compensation in the quarter and two quarters ended December 29, 2017, (ii) $13 million and $30 million of Exelis acquisition-related charges in the quarter and two quarters ended December 30, 2016, respectively, and (iii) $25 million and $50 million of expense in the quarter and two quarters ended December 29, 2017, respectively, compared with $28 million and $55 million of expense in the quarter and two quarters ended December 30, 2016, respectively, for amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis. Because the acquisition of Exelis benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired in the Exelis acquisition was recorded as unallocated corporate expense.

Total assets by business segment are summarized below:

	December 29, 2017	June 30, 2017

	(In millions)
Total Assets
Communication Systems	$1,541	$1,534
Electronic Systems	4,137	4,094
Space and Intelligence Systems	2,155	2,117
Corporate (1)	2,023	2,345
	$9,856	$10,090

(1)
Identifiable intangible assets acquired in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015 were recorded as Corporate assets because they benefit the entire Company as opposed to any individual segment. Exelis identifiable intangible asset balances recorded as Corporate assets were approximately $1 billion as of December 29, 2017 and June 30, 2017. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan assets and buildings and equipment.

Note Q — Legal Proceedings and Contingencies
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At December 29, 2017, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at December 29, 2017 are reserved against or would not have a material adverse effect on our financial position, results of operations or cash flows.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites, including as a result of our acquisition of Exelis. These sites are in various stages of investigation and/or remediation and in some of these proceedings our liability is considered de minimis. We have received notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, Exelis received notice in June 2014 from the U.S. Department of Justice, Environment and Natural Resources Division, that it may be potentially responsible for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, the EPA issued on March 4, 2016, a record of decision selecting a remedy for the lower 8.3 mile stretch of the Lower Passaic River. The EPA’s selected remedy included dredging the river bank to bank, installing an engineered cap and long-term monitoring. The EPA estimated the cost of the cleanup project will be $1.38 billion. On March 31, 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of their potential liability for the cost of the cleanup project but their respective allocations have not been determined. We have found no evidence that Exelis contributed any of the primary contaminants of concern to the Passaic River. We intend to vigorously defend ourselves in this matter and we believe our ultimate costs will not be material. Although it is not feasible to predict the outcome of these environmental claims, based on available information, in the opinion of management, any payments we may be required to make as a result of environmental claims in existence at December 29, 2017 are reserved against, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

REVIEW REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
We have reviewed the unaudited condensed consolidated balance sheet of Harris Corporation as of December 29, 2017, and the related unaudited condensed consolidated statements of income and comprehensive income for the quarter and two quarters ended December 29, 2017 and December 30, 2016, and the unaudited condensed consolidated statements of cash flows for the two quarters ended December 29, 2017 and December 30, 2016. These financial statements are the responsibility of the Company’s management.
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
January 31, 2018

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

RESULTS OF OPERATIONS
Highlights
Operations results for the second quarter of fiscal 2018, in each case compared with the second quarter of fiscal 2017, included:

•	Revenue increased 6 percent to $1.54 billion from $1.45 billion;

•	Operating income decreased 2 percent to $272 million from $277 million;

•	Operating income as a percentage of total revenue (“operating margin percentage”) decreased 1 percentage point to 18 percent from 19 percent;

•	Income from continuing operations decreased 15 percent to $139 million from $163 million;

•	Income from continuing operations per diluted common share decreased 12 percent to $1.15 from $1.30;

•	Communication Systems revenue increased 18 percent to $489 million from $413 million and operating income increased 19 percent to $144 million from $121 million;

•	Electronic Systems revenue increased 2 percent to $584 million from $570 million and operating income decreased 25 percent to $101 million from $134 million; and

•	Space and Intelligence Systems revenue decreased 1 percent to $465 million from $468 million and operating income increased 7 percent to $81 million from $76 million.

Net cash provided by operating activities increased 26 percent to $373 million in the first two quarters of fiscal 2018 from $295 million in the first two quarters of fiscal 2017.
Consolidated Results of Operations

	Quarter Ended			Two Quarters Ended
	December 29, 2017	December 30, 2016	% Inc/(Dec)	December 29, 2017	December 30, 2016	% Inc/(Dec)

	(Dollars in millions, except per share amounts)
Revenue:
Communication Systems	$489	$413	18%	$899	$843	7%
Electronic Systems	584	570	2%	1,124	1,107	2%
Space and Intelligence Systems	465	468	(1)%	931	921	1%
Corporate eliminations	(3)	(2)	*	(6)	(2)	*
Total revenue	1,535	1,449	6%	2,948	2,869	3%
Cost of product sales and services	(999)	(920)	9%	(1,897)	(1,817)	4%
Gross margin	536	529	1%	1,051	1,052	—
% of total revenue	35%	37%		36%	37%
Engineering, selling and administrative expenses	(264)	(252)	5%	(507)	(529)	(4)%
% of total revenue	17%	17%		17%	18%
Operating income	272	277	(2)%	544	523	4%
% of total revenue	18%	19%		18%	18%
Non-operating income (loss)	(2)	1	*	(2)	2	*
Net interest expense	(41)	(43)	(5)%	(82)	(87)	(6)%
Income from continuing operations before income taxes	229	235	(3)%	460	438	5%
Income taxes	(90)	(72)	25%	(154)	(130)	18%
Effective tax rate	39%	31%		33%	30%
Income from continuing operations	$139	$163	(15)%	$306	$308	(1)%
% of total revenue	9%	11%		10%	11%
Income from continuing operations per diluted common share	$1.15	$1.30	(12)%	$2.52	$2.45	3%
* Not meaningful

Revenue
Second Quarter 2018 Compared With Second Quarter 2017: The increase in revenue in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 was primarily due to higher revenue in our Communication Systems and Electronic Systems segments, partially offset by a slight revenue decline in our Space and Intelligence Systems segment.
First Two Quarters 2018 Compared With First Two Quarters 2017: The revenue increase in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 was due to higher revenue in all three segments.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Gross Margin
Second Quarter 2018 Compared With Second Quarter 2017: The slight increase in gross margin in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 was primarily due to higher revenue in our Communication Systems segment, mostly offset by a $22 million favorable contract settlement on the Automatic Dependent Surveillance-Broadcast (“ADS-B”) program in the second quarter of fiscal 2017 in our Electronic Systems segment and a reduction in benefits from net EAC adjustments in our Electronic Systems segment.
First Two Quarters 2018 Compared With First Two Quarters 2017: The slight decrease in gross margin in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 was primarily due to an unfavorable impact from the ADS-B program, including the favorable contract settlement in the second quarter of fiscal 2017 and the program transition from build-out to sustainment, mostly offset by higher revenue in our Communication Systems segment.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Gross Margin Percentage
Second Quarter 2018 Compared With Second Quarter 2017: The slight decrease in gross margin as a percentage of total revenue (“gross margin percentage”) in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 was primarily due to the impact of the $22 million favorable contract settlement on the ADS-B program in the second quarter of fiscal 2017 and a reduction in benefits from net EAC adjustments in our Electronic Systems segment, mostly offset by the impact of higher revenue in our Communication Systems segment.
First Two Quarters 2018 Compared With First Two Quarters 2017: The slight decrease in gross margin percentage in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 was primarily due to the same reasons as noted above regarding the second quarters of fiscal 2018 and 2017.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
Second Quarter 2018 Compared With Second Quarter 2017: The increase in engineering, selling and administrative (“ESA”) expenses in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 was primarily due to a $12 million adjustment for deferred compensation in the second quarter of fiscal 2018 and higher research and development expenses, partially offset by cost containment and not incurring in the second quarter of fiscal 2018 any Exelis acquisition-related charges, which totaled $13 million in the second quarter of fiscal 2017. ESA as a percentage of total revenue (“ESA percentage”) in the second quarter of fiscal 2018 was comparable with the second quarter of fiscal 2017 as the increase in ESA expenses was offset by the increase in revenue.
First Two Quarters 2018 Compared With First Two Quarters 2017: The decreases in ESA expenses and ESA percentage in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 were primarily due to cost containment and not incurring in the first two quarters of fiscal 2018 any Exelis acquisition-related charges, which totaled $30 million in the first two quarters of fiscal 2017, partially offset by the effect of the other items discussed above regarding the second quarters of fiscal 2018 and 2017.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Operating Income
Second Quarter 2018 Compared With Second Quarter 2017: The decreases in operating income and operating income as a percentage of total revenue (“operating margin percentage”) in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 were primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding the second quarters of fiscal 2018 and 2017.

First Two Quarters 2018 Compared With First Two Quarters 2017: The increase in operating income and comparability of operating margin percentage in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 were primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding the first two quarters of fiscal 2018 and 2017.
Income Taxes
Second Quarter 2018 Compared With Second Quarter 2017: Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 39.3 percent in the second quarter of fiscal 2018 compared with 30.6 percent in the second quarter of fiscal 2017. In the second quarter of fiscal 2018, our effective tax rate was impacted by a $52 million estimated write-down of existing net deferred tax asset balances due to the enactment of lower U.S. statutory corporate income tax rates and other tax law changes, partially offset by a $26 million benefit from the corresponding impact of our lower estimated fiscal 2018 tax rate, a $22 million favorable impact of releasing provisions for uncertain tax positions and the favorable impact of differences in GAAP and tax accounting related to investments. In the second quarter of fiscal 2017, our effective tax rate was not impacted by any significant discrete item.
First Two Quarters 2018 Compared With First Two Quarters 2017: Our effective tax rate was 33.5 percent in the first two quarters of fiscal 2018 compared with 29.7 percent in the first two quarters of fiscal 2017. In addition to the items noted above for the second quarters of fiscal 2018 and 2017, our effective tax rate for the first two quarters of fiscal 2018 and 2017 benefited from the favorable impact of excess tax benefits related to equity-based compensation.
Income From Continuing Operations
Second Quarter 2018 Compared With Second Quarter 2017: The decrease in income from continuing operations in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 was primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding the second quarters of fiscal 2018 and 2017.
First Two Quarters 2018 Compared With First Two Quarters 2017: The slight decrease in income from continuing operations in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 was primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding the first two quarters of fiscal 2018 and 2017.
Income From Continuing Operations Per Diluted Common Share
Second Quarter 2018 Compared With Second Quarter 2017: The decrease in income from continuing operations per diluted common share in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 was primarily due to lower income from continuing operations, partially offset by fewer diluted weighted average common shares outstanding due to repurchases of shares of common stock under our repurchase program during the last two quarters of fiscal 2017 and first two quarters of fiscal 2018.
First Two Quarters 2018 Compared With First Two Quarters 2017: The increase in income from continuing operations per diluted common share in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 was primarily due to fewer diluted weighted average common shares outstanding due to repurchases of shares of common stock under our repurchase program during the last two quarters of fiscal 2017 and first two quarters of fiscal 2018.
See “Common Stock Repurchases” below in this MD&A for further information.

Discussion of Business Segment Results of Operations
Communication Systems Segment

	Quarter Ended			Two Quarters Ended
	December 29, 2017	December 30, 2016	% Inc/(Dec)	December 29, 2017	December 30, 2016	% Inc/(Dec)

	(Dollars in millions)
Revenue	$489	$413	18	$899	$843	7%
Cost of product sales and services	(256)	(208)	23	(466)	(426)	9%
Gross margin	233	205	14	433	417	4%
% of revenue	48%	50%		48%	49%
ESA expenses	(89)	(84)	6	(171)	(178)	(4)%
% of revenue	18%	20%		19%	21%
Segment operating income	$144	$121	19	$262	$239	10%
% of revenue	29%	29%		29%	28%
Second Quarter 2018 Compared With Second Quarter 2017: The increase in segment revenue in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 was primarily due to $57 million of higher U.S. Department of Defense tactical communications sales from readiness demand across all of the Services and $15 million of higher international tactical communications sales, driven by strong growth in the Middle East.
The increase in segment gross margin in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 was primarily due to the increase in revenue. The 2 percentage point decrease in segment gross margin percentage in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 was primarily due to a less favorable mix of program and product revenue. The increase in segment ESA expenses in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 was primarily due to higher selling costs, reflecting the higher international tactical communications sales, and higher employment costs. The 2 percentage point decrease in segment ESA percentage in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 was primarily due to the increase in segment revenue and cost containment.
The increase in segment operating income and comparability of segment operating margin percentage in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 reflected the combined effects of the items discussed above regarding this segment.
First Two Quarters 2018 Compared With First Two Quarters 2017: The increases in segment revenue and segment gross margin in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 were primarily due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2018 and 2017.
Segment gross margin percentage for the first two quarters of fiscal 2018 decreased slightly compared with the first two quarters of fiscal 2017 primarily due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2018 and 2017, partially offset by the benefit of operational excellence improvements. The decreases in segment ESA expenses and ESA percentage in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 were primarily due to cost containment.
The increases in segment operating income and operating margin percentage in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 reflected the combined effects of the items discussed above regarding this segment for the first two quarters of fiscal 2018 and 2017.

Electronic Systems Segment

	Quarter Ended			Two Quarters Ended
	December 29, 2017	December 30, 2016	% Inc/(Dec)	December 29, 2017	December 30, 2016	% Inc/(Dec)

	(Dollars in millions)
Revenue	$584	$570	2%	$1,124	$1,107	2%
Cost of product sales and services	(421)	(378)	11%	(792)	(742)	7%
Gross margin	163	192	(15)%	332	365	(9)%
% of revenue	28%	34%		30%	33%
ESA expenses	(62)	(58)	7%	(122)	(120)	2%
% of revenue	11%	10%		11%	11%
Segment operating income	$101	$134	(25)%	$210	$245	(14)%
% of revenue	17%	24%		19%	22%
Second Quarter 2018 Compared With Second Quarter 2017: The increase in segment revenue in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 was primarily due to $25 million of higher revenue from avionics and C4ISR programs and higher revenue in wireless solutions, partially offset by a $22 million favorable contract settlement on the ADS-B program in our mission networks business in the second quarter of fiscal 2017.
Segment gross margin decreased $29 million and segment gross margin percentage decreased 6 percentage points in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 primarily due to the $22 million favorable contract settlement on the ADS-B program in the second quarter of fiscal 2017 and a reduction in benefits from net EAC adjustments, partially offset by the gross margin impact of higher volume in avionics and C4ISR. The increases in segment ESA expenses and ESA percentage in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 were primarily due to higher R&D expenses.
The decreases in segment operating income and operating margin percentage in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 reflected the combined effects of the items discussed above regarding this segment.
First Two Quarters 2018 Compared With First Two Quarters 2017: The increase in segment revenue in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 was primarily due to $42 million of higher revenue in avionics and C4ISR programs and $13 million of incremental inception-to-date services revenue in our ATM business, partially offset by an unfavorable impact from the ADS-B program, including the favorable contract settlement in the second quarter of fiscal 2017 and the program transition from build-out to sustainment.
Segment gross margin decreased $33 million and segment gross margin percentage decreased 3 percentage points in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 primarily due to a $36 million unfavorable impact from the ADS-B program, including the favorable contract settlement in the second quarter of fiscal 2017 and the program transition from build-out to sustainment. The increase in segment ESA expenses and comparability of ESA percentage in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 was primarily due to higher R&D expenses and the impact of higher segment revenue.
The decreases in segment operating income and operating margin percentage in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 reflected the combined effects of the items discussed above regarding this segment for the first two quarters of fiscal 2018 and 2017.

Space and Intelligence Systems Segment

	Quarter Ended			Two Quarters Ended
	December 29, 2017	December 30, 2016	% Inc/(Dec)	December 29, 2017	December 30, 2016	% Inc/(Dec)

	(Dollars in millions)
Revenue	$465	$468	(1)%	$931	$921	1%
Cost of product sales and services	(325)	(334)	(3)%	(645)	(651)	(1)%
Gross margin	140	134	4%	286	270	6%
% of revenue	30%	29%		31%	29%
ESA expenses	(59)	(58)	2%	(118)	(115)	3%
% of revenue	13%	12%		13%	12%
Segment operating income	$81	$76	7%	$168	$155	8%
% of revenue	17%	16%		18%	17%
Second Quarter 2018 Compared With Second Quarter 2017: The slight decrease in segment revenue in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 was primarily due to $9 million of lower civil revenue reflecting the impact of lower revenue from environmental programs, partially offset by higher revenue from classified programs and commercial customers.
The increases in segment gross margin and gross margin percentage in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 were primarily attributable to higher pension income and productivity savings. The slight increases in segment ESA expenses and ESA percentage in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 were due to higher direct selling costs.
The increases in segment operating income and operating margin percentage in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 reflected the combined effects of the items discussed above regarding this segment.
First Two Quarters 2018 Compared With First Two Quarters 2017: The increase in segment revenue in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 was primarily due to $26 million of higher revenue from classified programs, primarily driven by space superiority programs, partially offset by lower civil revenue primarily driven by lower revenue from environmental programs.
The increases in segment gross margin, gross margin percentage, ESA expenses and ESA percentage in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 were primarily due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2018 and 2017.
The increases in segment operating income and operating margin percentage in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 reflected the combined effects of the items discussed above regarding this segment for the first two quarters of fiscal 2018 and 2017.
Unallocated Corporate Expense

	Quarter Ended			Two Quarters Ended
	December 29, 2017	December 30, 2016	% Inc/(Dec)	December 29, 2017	December 30, 2016	% Inc/(Dec)

	(Dollars in millions)
Unallocated corporate expense	$30	$25	20%	$46	$59	(22)%
Amortization of intangible assets from Exelis acquisition	25	28	(11)%	50	55	(9)%
Second Quarter 2018 Compared With Second Quarter 2017: The increase in unallocated corporate expense in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 was primarily due to a $12 million adjustment for deferred compensation in the second quarter of fiscal 2018, increased investment in business development and the timing of other expense accruals, partially offset by the absence of Exelis acquisition-related charges, which totaled $13 million in the second quarter of fiscal 2017.
First Two Quarters 2018 Compared With First Two Quarters 2017: The decrease in unallocated corporate expense in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 was primarily due to not incurring in the first two quarters of fiscal 2018 any Exelis acquisition-related charges, which totaled $30 million in the first two quarters of fiscal 2017, partially offset by the effect of the other items discussed above regarding the second quarter of fiscal 2018.
Discontinued Operations
As described in more detail in Note B — Discontinued Operations in the Notes, IT Services and CapRock are reported as discontinued operations in this Report. As a result, our historical financial results have been restated to account for IT Services and CapRock as discontinued operations for all periods presented in this Report.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Two Quarters Ended
	December 29, 2017	December 30, 2016

	(In millions)
Net cash provided by operating activities	$373	$295
Net cash used in investing activities	(45)	(74)
Net cash used in financing activities	(394)	(341)
Effect of exchange rate changes on cash and cash equivalents	4	(6)
Net decrease in cash and cash equivalents	(62)	(126)
Cash and cash equivalents, beginning of year	484	487
Cash and cash equivalents, end of quarter	$422	$361
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
Cash and cash equivalents: The $62 million net decrease in cash and cash equivalents from the end of fiscal 2017 to the end of the second quarter of fiscal 2018 was primarily due to $150 million used to repurchase shares of our common stock; $137 million used to pay cash dividends; $115 million of net repayment of borrowings, which included repayment in full of the remaining $253 million in outstanding indebtedness under the 5-year tranche of our variable-rate term loans due May 29, 2020, $75 million of repayment of short-term debt outstanding under our commercial paper program and $250 million in proceeds from the issuance of the Floating Rate Notes due April 2020; and $43 million used for net additions of property, plant and equipment; partially offset by $373 million of net cash provided by operating activities and $18 million of proceeds from exercises of employee stock options. The $126 million net decrease in cash and cash equivalents from the end of fiscal 2016 to the end of the second quarter of fiscal 2017 was primarily due to $134 million used to pay cash dividends; $115 million of net repayment of borrowings, which included repayment of the entire outstanding $250 million aggregate principal amount of our 4.25% notes due October 1, 2016; $100 million used to repurchase shares of our common stock; $49 million used for net additions of property, plant and equipment; $25 million for adjustments to proceeds from the sale of a business and $19 million used in other financing activities; partially offset by $295 million of net cash provided by operating activities and $27 million of proceeds from exercises of employee stock options.
At December 29, 2017, we had cash and cash equivalents of $422 million, and we have a senior unsecured $1 billion revolving credit facility that expires in July 2020 (all of which was available to us as of December 29, 2017). Additionally, we had $3.9 billion of long-term debt outstanding at December 29, 2017, the majority of which we incurred in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note I — Long-Term Debt in the Notes and Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K. Our $422 million of cash and cash equivalents at December 29, 2017 included $133 million held by our foreign subsidiaries, of which $82 million was considered permanently reinvested. Determining the future tax cost of repatriating such funds to the U.S. is not practical at this time, because the cost impact of the rules regarding the netting of earnings of related foreign subsidiaries is subject to clarification. However, we have no current plans to repatriate such funds.
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
We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program, repayments of our term loan and debt securities at maturity and potential voluntary pension contributions for the next 12 months and the reasonably foreseeable future thereafter. Our total capital expenditures in fiscal 2018 are expected to be approximately $130 million. We anticipate tax payments in fiscal 2018 to be approximately equal to or marginally less than our tax expense for the same period, subject to adjustment for certain timing differences. Other than those cash outlays noted in “Contractual Obligations” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2017 Form 10-K (including repayment at maturity of the entire $500 million principal amount of our 1.999% Notes due April 27, 2018) and “Commercial Commitments and Contractual Obligations” below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase program and potential voluntary pension contributions, no other significant cash outlays are anticipated during the remainder of fiscal 2018.
There can be no assurance, however, that our business will continue to generate cash flows at current levels or that the cost or availability of future borrowings, if any, under our commercial paper program or our credit facility or in the debt markets will not be impacted by any potential future credit or capital markets disruptions. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our share repurchases, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government and other markets we serve and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Net cash provided by operating activities: The $78 million increase in net cash provided by operating activities in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 was primarily due to lower cash income tax payments and the elimination of required qualified pension plan contributions due to our $400 million voluntary contribution to our U.S. qualified pension plans during fiscal 2017 (see the “Funding of Pension Plans” discussion below in this MD&A for additional information), partially offset by higher relative accounts receivable balances and by cash flows from discontinued operations that are included in the first two quarters of fiscal 2017.
Net cash used in investing activities: The $29 million decrease in net cash used in investing activities in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 was primarily due to a $25 million adjustment in the first quarter of fiscal 2017 to the proceeds from the sale of Broadcast Communications.
Net cash used in financing activities: The $53 million increase in net cash used in financing activities in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 was primarily due to $50 million more used to repurchase shares of our common stock under our share repurchase program.
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
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015 further extended the interest rate stabilization provision of MAP-21 until 2020. We made a $400 million voluntary contribution to our U.S. qualified pension plans during fiscal 2017. As a result, we made no contributions to our U.S. qualified defined benefit pension plans during the first two quarters of fiscal 2018. We currently anticipate making voluntary contributions of approximately $300 million to our U.S. qualified defined benefit pension plans during the remainder of fiscal 2018.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $1.2 billion at December 29, 2017. See Note 14: “Pension and Other Postretirement Benefits” in our Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K and Note J — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.

Common Stock Repurchases
During the first two quarters of fiscal 2018, we used $150 million to repurchase 1,153,811 shares of our common stock under our repurchase program at an average price per share of $130.10, including commissions of $.02 per share. During the first two quarters of fiscal 2017, we used $100 million to repurchase 1,100,203 shares of our common stock under our repurchase program at an average price per share of $90.45, including commissions of $.02 per share. In the first two quarters of fiscal 2018 and fiscal 2017, $10 million and $19 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares purchased by us are cancelled and retired.
As of December 29, 2017, we had a remaining, unused authorization of approximately $823 million under our repurchase program, which does not have an expiration date. Repurchases under our repurchase program are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
We were in compliance with the covenants in the 2015 Credit Agreement at December 29, 2017, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2015 Credit Agreement, to be greater than 0.65 to 1.00. At December 29, 2017, we had no borrowings outstanding under the 2015 Credit Agreement.
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note I — Long-Term Debt in the Notes and Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K.
During the second quarter of fiscal 2018, we completed the issuance and sale of $250 million in aggregate principal amount of Floating Rate Notes due April 30, 2020 and used the net proceeds, together with cash on hand, to repay in full the $253 million in remaining outstanding indebtedness under the 5-year tranche of our $1.3 billion senior unsecured term loan facility pursuant to our Term Loan Agreement, dated as of March 16, 2015.
Short-Term Debt: Our short-term debt at December 29, 2017 and June 30, 2017 was $5 million and $80 million, respectively. Our short-term debt at December 29, 2017 consisted of local borrowing by international subsidiaries for working capital needs. Our short-term debt at June 30, 2017 consisted of local borrowing by international subsidiaries for working capital needs and commercial paper. Our commercial paper program was supported at December 29, 2017 and June 30, 2017 by the 2015 Credit Facility.
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

As of December 29, 2017, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of December 29, 2017, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our financial position, results of operations or cash flows, and we were not a party to any related party transactions that materially affect our financial position, results of operations or cash flows.
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
Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal 2017 Form 10-K include our contractual obligations and commercial commitments. Except for changes in our long-term debt as described under “Capital Structure and Resources” in this MD&A, no material changes occurred during the first two quarters of fiscal 2018 in our contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases or our commercial commitments, or in our contingent liabilities on outstanding surety bonds, standby letters of credit or other arrangements as disclosed in our Fiscal 2017 Form 10-K.
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
EAC adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended		Two Quarters Ended
	December 29, 2017	December 30, 2016	December 29, 2017	December 30, 2016

	(In millions)
Favorable adjustments	$32	$25	$64	$64
Unfavorable adjustments	(42)	(19)	(63)	(45)
Net operating income adjustments	$(10)	$6	$1	$19
Second Quarter 2018 Compared With Second Quarter 2017: The reduction in benefit to operating income from net EAC adjustments in the second quarter of fiscal 2018 compared with the second quarter of fiscal 2017 was primarily due to a $15 million adjustment for growth in EAC costs on a mission networks infrastructure development program.
First Two Quarters 2018 Compared With First Two Quarters 2017: The reduction in benefit to operating income from net EAC adjustments in the first two quarters of fiscal 2018 compared with the first two quarters of fiscal 2017 was primarily due to the same reason as noted above regarding the second quarters of fiscal 2018 and 2017.
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

•
We could be negatively impacted by a security breach, through cyber attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our IT networks and related systems or of those we operate for certain of our customers.

•
The U.S. Government’s budget deficit, the national debt and sequestration, as well as the U.S. Government’s inability to complete its budget process and consequently having to operate pursuant to a “continuing resolution” or shut down, could have an adverse impact on our business, financial condition, results of operations and cash flows.

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

•
Disputes with our subcontractors and the inability of our subcontractors to perform, or our key suppliers to timely deliver our components, parts or services, could cause our products, systems or services to be produced or delivered in an untimely or unsatisfactory manner.

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
Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets (particularly with respect to the United Kingdom due to Brexit) and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at December 29, 2017 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note N — Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates: As of December 29, 2017, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at December 29, 2017 would not have had a material impact on the fair value of these obligations. Additionally, there is no interest-rate risk associated with these obligations on our results of operations or cash flows, because the interest rates are fixed and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.
As of December 29, 2017, we also had long-term variable-rate debt obligations of $270 million, comprised of $250 million of Floating Rate Notes due April 30, 2020 and $20 million of the 3-year tranche of our senior unsecured term loan facility due May 29, 2018. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these debt obligations at December 29, 2017 would not have had a material impact on our results of operations or cash flows. See Note I — Long-Term Debt in the Notes and Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K for further information.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the second quarter of fiscal 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the second quarter of fiscal 2018 our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. During the fourth quarter of fiscal 2017, we completed the initial phase of implementing a new income tax provision software designed to enhance process stability and further facilitate the computation and recording of tax provisions for our U.S. and international entities. We expect to complete the final phase of the new income tax provision software implementation in fiscal 2018. We also have begun the process of a multi-year, phased implementation targeted for completion in fiscal 2020 of a new core enterprise resource planning (“ERP”) system in certain business units, which we expect to reduce the number of ERP systems across the Company and enhance our system of internal control over financial reporting. We expect the initial implementation of the new ERP system in each affected business unit to involve changes to related processes that are part of our system of internal control over financial reporting and to require testing for effectiveness and potential further changes as implementation progresses. During the first quarter of fiscal 2018, we successfully completed the initial implementation of the ERP system in 2 business units. There have been no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
General. From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At December 29, 2017, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 29, 2017 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
Tax Audits. Our tax filings are subject to audit by taxing authorities in jurisdictions where we conduct or conducted business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or ultimately through legal proceedings. We believe we have adequately accrued for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different from the amounts recorded in our Condensed Consolidated Financial Statements (Unaudited).
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the second quarter of fiscal 2018, we repurchased 536,500 shares of our common stock under our repurchase program for $75 million at an average price per share of $139.96, excluding commissions of $.02 per share. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the second quarter of fiscal 2018:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(September 30, 2017-October 27, 2017)
Repurchase program(1)	—	—	—	$898,390,371
Employee transactions(2)	5,689	$136.63	—	—
Month No. 2
(October 28, 2017-November 24, 2017)
Repurchase program(1)	472,500	$139.65	472,500	$832,404,099
Employee transactions(2)	7,849	$138.38	—	—
Month No. 3
(November 25, 2017-December 29, 2017)
Repurchase program(1)	64,000	$142.26	64,000	$823,299,184
Employee transactions(2)	7,440	$143.70	—	—
Total	557,478		536,500	$823,299,184

*	Periods represent our fiscal months.

(1)
On February 2, 2017, we announced that on January 26, 2017, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of December 29, 2017, $823,299,184 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our repurchase program, which does not have a stated expiration date.

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

Sales of Unregistered Equity Securities
During the second quarter of fiscal 2018, we did not issue or sell any unregistered equity securities.
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

(10)	*(a) Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2018).
*(b) Amendment to the EDO Corporation Employees Pension Plan, dated December 21, 2017.
*(c) Amendment Number Three to the Harris Corporation Salaried Retirement Plan (Amended and Restated Effective January 1, 2017), dated December 21, 2017.
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

HARRIS CORPORATION
(Registrant)

Date: January 31, 2018	By:	/s/ Rahul Ghai
Rahul Ghai
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)