Form 10-Q
period 2018-03-30
HARRIS CORP /DE/
filed 2018-05-03
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s common stock as of April 27, 2018 was 118,728,914 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended March 30, 2018

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017

	(In millions, except per share amounts)
Revenue from product sales and services	$1,568	$1,489	$4,516	$4,358
Cost of product sales and services	(1,007)	(958)	(2,904)	(2,775)
Engineering, selling and administrative expenses	(305)	(256)	(812)	(785)
Operating income	256	275	800	798
Non-operating income (loss)	—	—	(2)	2
Interest income	—	—	1	1
Interest expense	(41)	(42)	(124)	(130)
Income from continuing operations before income taxes	215	233	675	671
Income taxes	(12)	(69)	(166)	(199)
Income from continuing operations	203	164	509	472
Discontinued operations, net of income taxes	(2)	(79)	(8)	(50)
Net income	$201	$85	$501	$422

Net income per common share
Basic
Continuing operations	$1.71	$1.33	$4.28	$3.82
Discontinued operations	(0.01)	(0.63)	(0.07)	(0.41)
	$1.70	$0.70	$4.21	$3.41
Diluted
Continuing operations	$1.67	$1.31	$4.19	$3.77
Discontinued operations	(0.01)	(0.62)	(0.06)	(0.40)
	$1.66	$0.69	$4.13	$3.37

Cash dividends paid per common share	$0.57	$0.53	$1.71	$1.59
Basic weighted average common shares outstanding	118.4	122.6	118.7	123.3
Diluted weighted average common shares outstanding	121.0	124.5	121.1	125.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017

	(In millions)
Net income	$201	$85	$501	$422
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	5	10	26	(19)
Net unrealized gain on hedging derivatives, net of income taxes	—	1	1	—
Net unrecognized gain on postretirement obligations, net of income taxes	—	—	—	2
Other comprehensive income (loss), net of income taxes	5	11	27	(17)
Total comprehensive income	$206	$96	$528	$405
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 30, 2018	June 30, 2017

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$443	$484
Receivables	743	623
Inventories	963	841
Income taxes receivable	149	24
Other current assets	116	101
Total current assets	2,414	2,073
Non-current Assets
Property, plant and equipment	879	904
Goodwill	5,377	5,366
Other intangible assets	1,019	1,104
Non-current deferred income taxes	149	409
Other non-current assets	232	234
Total non-current assets	7,656	8,017
	$10,070	$10,090
Liabilities and Equity
Current Liabilities
Short-term debt	$5	$80
Accounts payable	494	540
Compensation and benefits	152	140
Other accrued items	354	329
Advance payments and unearned income	296	252
Income taxes payable	22	31
Current portion of long-term debt	823	554
Total current liabilities	2,146	1,926
Non-current Liabilities
Defined benefit plans	868	1,278
Long-term debt, net	3,391	3,396
Non-current deferred income taxes	49	34
Other long-term liabilities	479	528
Total non-current liabilities	4,787	5,236
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 118,552,986 shares at March 30, 2018 and 119,628,884 shares at June 30, 2017	119	120
Other capital	1,724	1,741
Retained earnings	1,543	1,343
Accumulated other comprehensive loss	(249)	(276)
Total shareholders’ equity	3,137	2,928
	$10,070	$10,090
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
	March 30, 2018	March 31, 2017

	(In millions)
Operating Activities
Net income	$501	$422
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117	140
Amortization of intangible assets from Exelis Inc. acquisition	75	99
Share-based compensation	50	33
Qualified pension plan contributions	(301)	(143)
Pension income	(101)	(73)
Impairment of goodwill and other assets	—	240
Gain on sale of business	—	(23)
(Increase) decrease in:
Accounts receivable	(120)	14
Inventories	(122)	(26)
Increase (decrease) in:
Accounts payable	(46)	(100)
Advance payments and unearned income	45	(62)
Income taxes	146	(19)
Other	(14)	(13)
Net cash provided by operating activities	230	489
Investing Activities
Additions of property, plant and equipment	(79)	(79)
Proceeds from sale of business, net	—	375
Adjustment to proceeds from sale of business	(2)	(25)
Net cash provided by (used in) investing activities	(81)	271
Financing Activities
Net proceeds from borrowings	552	235
Repayments of borrowings	(367)	(548)
Proceeds from exercises of employee stock options	31	50
Repurchases of common stock	(197)	(460)
Cash dividends	(205)	(199)
Other financing activities	(10)	(20)
Net cash used in financing activities	(196)	(942)
Effect of exchange rate changes on cash and cash equivalents	6	(3)
Net decrease in cash and cash equivalents	(41)	(185)
Cash and cash equivalents, beginning of year	484	487
Cash and cash equivalents, end of quarter	$443	$302
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial position, results of operations and cash flows for the periods presented therein. The results for the third quarter and first three quarters of fiscal 2018 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 30, 2017 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (our “Fiscal 2017 Form 10-K”).
In connection with our divestitures in fiscal 2017 of two significant businesses that were part of our former Critical Networks segment, our remaining operations that had been part of our former Critical Networks segment were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated. The historical results, discussion and presentation of our business segments as set forth in our Condensed Consolidated Financial Statements (Unaudited) and these Notes reflect the impact of these changes for all periods presented in order to present all segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from these segment changes. See Note B — Discontinued Operations in these Notes and Note 3: “Discontinued Operations and Divestitures” in the Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K for additional information. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in our Condensed Consolidated Financial Statements (Unaudited) and these Notes relate solely to our continuing operations.
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
Because of the broad scope of this standard, it could impact revenue and cost recognition across all of our business segments as well as related business processes and IT systems. As a result, our evaluation of the impact of this standard will continue over the next quarter. Based on our current evaluation, we expect to apply this standard using the full retrospective approach, effective as of the beginning of fiscal 2019. The full retrospective approach would require us to apply this standard to each subsequent period presented and to recognize the cumulative effect of adopting this standard as of the beginning of our fiscal 2017 - the earliest comparative period to be presented subsequent to adoption. However, a final determination on whether we will adopt this standard using the full retrospective or the modified retrospective approach has not yet been made as we will continue our evaluation of the impact of this standard over the next quarter.
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
As a result, IT Services and CapRock are reported as discontinued operations in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes relate solely to our continuing operations.
The major components of discontinued operations in our Condensed Consolidated Statement of Income (Unaudited) included the following:

	Quarter Ended		Three Quarters Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017

	(In millions)
Revenue from product sales and services	$—	$276	$—	$963
Cost of product sales and services	—	(236)	—	(806)
Engineering, selling and administrative expenses	—	(23)	—	(95)
Impairment of goodwill and other assets	—	(238)	—	(240)
Non-operating income (loss)	(2)	(4)	(5)	3
Loss before income taxes	(2)	(225)	(5)	(175)
Gain (loss) on sale of discontinued operations, net (1)	—	5	—	(2)
Income tax benefit (expense)	—	141	(3)	127
Discontinued operations, net of income taxes	$(2)	$(79)	$(8)	$(50)

(1)
“Gain (loss) on sale of discontinued operations, net” in the quarter and three quarters ended March 31, 2017 included a $3 million reduction to the loss on sale of our former broadcast communications business.

Depreciation and amortization, capital expenditures and significant noncash items of discontinued operations in our Condensed Consolidated Statement of Income (Unaudited) included the following:

	Quarter Ended	Three Quarters Ended
	March 31, 2017	March 31, 2017

	(In millions)
Depreciation and amortization	$10	$39
Capital expenditures	—	5
Significant noncash items:
Impairment of goodwill and other assets	238	240
Gain on sale of CapRock commercial business	23	23
IT Services
On April 28, 2017, we completed the divestiture to an affiliate of Veritas Capital Fund Management, L.L.C. (“Veritas”) of IT Services, which primarily provided IT and engineering managed services to U.S. Government customers, for net cash proceeds of $646 million, and recognized a pre-tax loss of $28 million (a gain of $55 million after certain tax benefits related to the transaction or $.44 per diluted share) on the sale after transaction expenses. The decision to divest IT Services was part of our strategy to simplify our operating model to focus on technology-differentiated, high-margin businesses. IT Services was part of our former Critical Networks segment and in connection with the definitive agreement to sell IT Services, as described above, the remaining operations that had been part of the Critical Networks segment, including our air traffic management (“ATM”) business, primarily serving the Federal Aviation Administration (“FAA”), were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated. We agreed to provide various transition services to Veritas for a period of up to 18 months following the closing of the transaction pursuant to a separate agreement.
The following table presents the key financial results of IT Services included in “Discontinued operations, net of income taxes” in our Condensed Consolidated Statement of Income (Unaudited):

	Quarter Ended		Three Quarters Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017

	(In millions)
Revenue from product sales and services	$—	$276	$—	$819
Cost of product sales and services	—	(236)	—	(698)
Engineering, selling and administrative expenses	—	(23)	—	(72)
Impairment of goodwill and other assets	—	(238)	—	(240)
Non-operating loss	(1)	(4)	(3)	(4)
Loss before income taxes	(1)	(225)	(3)	(195)
Loss on sale of discontinued operation	—	(21)	—	(28)
Income tax benefit (expense)	—	94	(3)	84
Discontinued operations, net of income taxes	$(1)	$(152)	$(6)	$(139)
CapRock
On January 1, 2017, we completed the divestiture to SpeedCast International Ltd. (“SpeedCast”) of CapRock, which provided wireless, terrestrial and satellite communications services to energy and maritime customers, for net cash proceeds of $368 million, and recognized a pre-tax gain of $14 million ($61 million after certain tax benefits related to the transaction, including reversal of valuation allowances on capital losses and net operating losses, or $.49 per diluted share) on the sale after transaction expenses and purchase adjustments in respect of net cash and net working capital as set forth in the definitive sales agreement entered into November 1, 2016.

The following table presents the key financial results of CapRock included in “Discontinued operations, net of income taxes” in our Condensed Consolidated Statement of Income (Unaudited):

	Quarter Ended		Three Quarters Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017

	(In millions)
Revenue from product sales and services	$—	$—	$—	$144
Cost of product sales and services	—	—	—	(108)
Engineering, selling and administrative expenses	—	—	—	(23)
Non-operating income (loss)	(1)	—	(2)	8
Income (loss) before income taxes	(1)	—	(2)	21
Gain on sale of discontinued operation	—	23	—	23
Income tax benefit	—	47	—	43
Discontinued operations, net of income taxes	$(1)	$70	$(2)	$87
Note C — Stock Options and Other Share-Based Compensation
During the three quarters ended March 30, 2018, we had options or other share-based compensation outstanding under two shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”). Grants of share-based awards after October 23, 2015 were made under our 2015 EIP. We believe that share-based awards more closely align the interests of participants with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $13 million and $37 million for the quarter and three quarters ended March 30, 2018, respectively, and $12 million and $32 million for the quarter and three quarters ended March 31, 2017, respectively.
The aggregate number of shares of our common stock that we issued under the terms of our SIPs, net of shares withheld for tax purposes and inclusive of both continuing and discontinued operations, was 207,506 and 606,438 for the quarter and three quarters ended March 30, 2018, respectively, and 493,916 and 1,227,869 for the quarter and three quarters ended March 31, 2017, respectively. Awards granted to participants under our 2015 EIP during the quarter ended March 30, 2018 consisted of 166,362 restricted shares and restricted units. There were no stock options and no performance units granted to participants under our 2015 EIP during the quarter ended March 30, 2018. Awards granted to participants under our 2015 EIP during the three quarters ended March 30, 2018 consisted of 412,285 stock options, 296,427 restricted shares and restricted units and 173,635 performance units. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model and the following assumptions: expected dividend yield of 1.82 percent; expected volatility of 19.32 percent; risk-free interest rates averaging 1.77 percent; and expected term of 5.00 years. The fair value as of the grant date of each restricted share award and restricted unit award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting.
Note D — Restructuring and Other Exit Costs
We record charges for restructuring and other exit activities related to sales or terminations of product lines, closures or relocations of business activities, changes in management structure, and fundamental reorganizations that affect the nature and focus of operations. Such charges include termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. We record these charges at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period. These charges are included as a component of the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Condensed Consolidated Statement of Income (Unaudited).

Restructuring, Exelis Acquisition-Related Integration and Other Charges
In fiscal 2017, we recorded $58 million of charges for integration and other costs in connection with our acquisition of Exelis Inc. (collectively with its subsidiaries, “Exelis”), substantially all of which were included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income in our Fiscal 2017 Form 10-K. We had liabilities of $26 million at March 30, 2018 and $43 million at June 30, 2017 associated with this integration activity and with previous restructuring actions. The majority of the remaining liabilities as of March 30, 2018 will be paid within the next twelve months.
Other Exit-Related Charges
During the quarter ended March 30, 2018, we recorded $45 million of charges in connection with our decision to transition and exit a commercial line of business that had been developing an air-to-ground radio access network for the business aviation market based on the Long Term Evolution (“LTE”) standard operating in the unlicensed spectrum. These charges are included as a component of “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited). We had a liability of $21 million at March 30, 2018 associated with this exit activity which we expect will be paid within the next twelve months.
Note E — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized below:

	March 30, 2018	June 30, 2017(1)

	(In millions)
Foreign currency translation, net of income taxes of $2 million and $1 million at March 30, 2018 and June 30, 2017, respectively	$(87)	$(113)
Net unrealized loss on hedging derivatives, net of income taxes of $10 million and$11 million at March 30, 2018 and June 30, 2017, respectively	(16)	(17)
Unrecognized postretirement obligations, net of income taxes of $89 million at March 30, 2018 and June 30, 2017	(146)	(146)
	$(249)	$(276)

(1)
Accumulated foreign currency translation losses of $52 million (net of income taxes of $14 million) were reclassified to earnings in fiscal 2017 as a result of the divestitures of IT Services and CapRock and are included in “Discontinued operations, net of income taxes” in our Consolidated Statement of Income in our Fiscal 2017 Form 10-K.

Note F — Receivables
Receivables are summarized below:

	March 30, 2018	June 30, 2017

	(In millions)
Accounts receivable	$463	$368
Unbilled costs and accrued earnings on cost-plus contracts	284	258
	747	626
Less allowances for collection losses	(4)	(3)
	$743	$623
We have a receivables sale agreement (“RSA”) with a third-party financial institution that permits us to sell, on a non-recourse basis, up to $50 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution. Receivables sold pursuant to the RSA meet the requirements for sales accounting under ASC 860, Transfers and Servicing, and accordingly, are derecognized from our Condensed Consolidated Balance Sheet (Unaudited) at the time of sale. Outstanding accounts receivable sold pursuant to the RSA were not material as of March 30, 2018 and June 30, 2017.

Note G — Inventories
Inventories are summarized below:

	March 30, 2018	June 30, 2017

	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$544	$454
Finished products	101	96
Work in process	113	96
Raw materials and supplies	205	195
	$963	$841
Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $89 million and $90 million at March 30, 2018 and June 30, 2017, respectively.
Note H — Property, Plant and Equipment
Property, plant and equipment are summarized below:

	March 30, 2018	June 30, 2017

	(In millions)
Land	$43	$43
Software capitalized for internal use	168	155
Buildings	617	617
Machinery and equipment	1,311	1,256
	2,139	2,071
Less accumulated depreciation and amortization	(1,260)	(1,167)
	$879	$904
Depreciation and amortization expense related to property, plant and equipment was $33 million and $106 million for the quarter and three quarters ended March 30, 2018, respectively, and $35 million and $109 million for the quarter and three quarters ended March 31, 2017, respectively.
Note I — Accrued Warranties
Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited), during the three quarters ended March 30, 2018 were as follows:

(In millions)
Balance at June 30, 2017	$26
Warranty provision for sales	10
Settlements	(10)
Other, including adjustments for foreign currency translation	1
Balance at March 30, 2018	$27

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties was $19 million at March 30, 2018 and $23 million at June 30, 2017 and is included as a component of the “Advance payments and unearned income” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited).

Note J — Long-Term Debt
Long-term debt is summarized below:

	March 30, 2018	June 30, 2017

	(In millions)
Variable-rate debt:
Term loan, 3-year tranche, due May 29, 2018	$20	$36
Term loan, 5-year tranche, due May 29, 2020	—	269
Floating rate notes, due April 30, 2020	250	—
Floating rate notes, due February 27, 2019	300	—
Total variable-rate debt	570	305
Fixed-rate debt:
1.999% notes, due April 27, 2018	500	500
2.7% notes, due April 27, 2020	400	400
4.4% notes, due December 15, 2020	400	400
5.55% notes, due October 1, 2021	400	400
3.832% notes, due April 27, 2025	600	600
7.0% debentures, due January 15, 2026	100	100
6.35% debentures, due February 1, 2028	26	26
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
Other	16	14
Total fixed-rate debt	3,642	3,640
Total debt	4,212	3,945
Plus: unamortized bond premium	25	29
Less: unamortized discounts and issuance costs	(23)	(24)
Total debt, net	4,214	3,950
Less: current portion of long-term debt	(823)	(554)
Total long-term debt, net	$3,391	$3,396
On February 27, 2018, we completed the issuance and sale of $300 million in aggregate principal amount of floating rate notes due February 27, 2019 (“Floating Rate Notes 2019”). We incurred $2 million of debt issuance costs related to the issuance of the Floating Rate Notes 2019, which are being amortized using the effective interest rate method over the life of the Floating Rate Notes 2019, and such amortization is reflected as a portion of interest expense in our Condensed Consolidated Statement of Income (Unaudited). The Floating Rate Notes 2019 will bear interest at a floating rate, reset quarterly, equal to three-month LIBOR plus 0.475% per year. Interest is payable quarterly in arrears on May 27, 2018, August 27, 2018, November 27, 2018 and February 27, 2019, commencing May 27, 2018. The Floating Rate Notes 2019 are not redeemable at our option prior to maturity. Upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the Floating Rate Notes 2019 at a price equal to 101 percent of the aggregate principal amount of the Floating Rate Notes 2019 being repurchased, plus accrued interest on the Floating Rate Notes 2019 being repurchased to, but not including, the date of repurchase. We used the net proceeds from the sale of the Floating Rate Notes 2019 to make a voluntary contribution to our U.S. qualified pension plans during the quarter ended March 30, 2018.
On November 6, 2017, we completed the issuance and sale of $250 million in aggregate principal amount of floating rate notes due April 30, 2020 (“Floating Rate Notes 2020”). We incurred $2 million of debt issuance costs related to the issuance of the Floating Rate Notes 2020, which are being amortized using the effective interest rate method over the life of the Floating Rate Notes 2020, and such amortization is reflected as a portion of interest expense in our Condensed Consolidated Statement of Income (Unaudited). The Floating Rate Notes 2020 will bear interest at a floating rate, reset quarterly, equal to three-month LIBOR plus 0.48% per year. Interest is payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing January 30, 2018. The Floating Rate Notes 2020 are not redeemable at our option prior to maturity. Upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the Floating Rate Notes 2020 at a price equal to 101 percent of the aggregate principal amount of the Floating Rate Notes 2020 being repurchased, plus accrued interest on the Floating Rate Notes 2020 being repurchased to, but not including, the date of repurchase.

In connection with the closing of the sale of the Floating Rate Notes 2020, we used the net proceeds, together with cash on hand, to repay in full the $253 million in remaining outstanding indebtedness under the 5-year tranche of our $1.3 billion senior unsecured term loan facility pursuant to our Term Loan Agreement, dated as of March 16, 2015, and recognized a $1 million extinguishment loss, which is included as a component of the “Non-operating income (loss)” line item in our Condensed Consolidated Statement of Income (Unaudited), as a result of associated unamortized debt issuance costs.
For additional information on our long-term debt, see Note 13: “Long-Term Debt” in the Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K.
Note K — Postretirement Benefit Plans
Defined Contribution Plan
We sponsor a defined contribution savings plan, which allows our eligible employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The plan includes several match contribution formulas which require us to match a percentage of the employee contributions up to certain limits, generally totaling between 2 percent and 6 percent of employee eligible pay. Matching contributions charged to expense were $62 million in the three quarters ended March 30, 2018 and included the issuance of 81,329 shares of our common stock in the quarter ended March 30, 2018.
Defined Benefit Plans
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended March 30, 2018			Three Quarters Ended March 30, 2018
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)
Net periodic benefit income
Service cost	$10	$—	$10	$29	$1	$30
Interest cost	49	1	50	146	5	151
Expected return on plan assets	(92)	(4)	(96)	(276)	(12)	(288)
Amortization of net actuarial gain	—	—	—	—	(1)	(1)
Total net periodic benefit income	$(33)	$(3)	$(36)	$(101)	$(7)	$(108)

	Quarter Ended March 31, 2017			Three Quarters Ended March 31, 2017
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)
Net periodic benefit income
Service cost(1)	$15	$1	$16	$44	$1	$45
Interest cost	46	2	48	138	6	144
Expected return on plan assets	(85)	(5)	(90)	(255)	(13)	(268)
Total net periodic benefit income	$(24)	$(2)	$(26)	$(73)	$(6)	$(79)

(1)
$1 million and $2 million of the service cost component of net periodic benefit income are included as a component of the “Discontinued operations, net of income taxes” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter and three quarters ended March 31, 2017, respectively.

We contributed $301 million to our qualified defined benefit pension plans during the quarter and three quarters ended March 30, 2018, including a $300 million voluntary contribution to our U.S. qualified pension plans. As a result of this voluntary contribution as well as the $400 million voluntary contribution made during the quarter ended June 30, 2017, we currently anticipate making no contributions to our U.S. qualified defined benefit pension plans and minor contributions to our non-U.S. pension plan during the remainder of fiscal 2018. We contributed $40 million and $143 million to our qualified defined benefit pension plans during the quarter and three quarters ended March 31, 2017, respectively.
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

Note L — Income From Continuing Operations Per Common Share
The computations of income from continuing operations per common share are as follows:

	Quarter Ended		Three Quarters Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017

	(In millions, except per share amounts)
Income from continuing operations	$203	$164	$509	$472
Adjustments for participating securities outstanding	(1)	(1)	(1)	(1)
Income from continuing operations used in per basic and diluted common share calculations (A)	$202	$163	$508	$471
Basic weighted average common shares outstanding (B)	118.4	122.6	118.7	123.3
Impact of dilutive share-based awards	2.6	1.9	2.4	1.7
Diluted weighted average common shares outstanding (C)	121.0	124.5	121.1	125.0
Income from continuing operations per basic common share (A)/(B)	$1.71	$1.33	$4.28	$3.82
Income from continuing operations per diluted common share (A)/(C)	$1.67	$1.31	$4.19	$3.77
Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards. Income from continuing operations per diluted common share excludes the antidilutive impact of 30,670 and 64,554 weighted average share-based awards outstanding in the quarter and three quarters ended March 30, 2018, respectively, and 562,010 in the three quarters ended March 31, 2017.
Note M — Income Taxes
Tax Reform
On December 22, 2017, H.R.1, also known as the “Tax Cuts and Jobs Act,” was signed into U.S. law (“Tax Act”). Among other provisions, the Tax Act reduces the U.S. statutory corporate income tax rate from a maximum 35 percent to a flat 21 percent, effective January 1, 2018. Based on our fiscal year end, our blended U.S. statutory corporate income tax rate for fiscal 2018 will be 28 percent. Our deferred tax assets, net of deferred tax liabilities, represent anticipated corporate tax benefits to be realized in the future, and the reduction in the U.S. statutory corporate income tax rate reduced these benefits. As a result, we recognized income tax expense for the quarter ended December 29, 2017 to provisionally adjust our deferred tax balances to reflect the lower U.S. statutory corporate income tax rate.
Income tax expense for the quarter ended December 29, 2017 included the following adjustments to reflect impacts from the Tax Act:

•	$52 million ($.43 per diluted share) from estimated write-down of existing net deferred tax asset balances based on the lower tax rate and other law changes; and

•	$26 million ($.21 per diluted share) of benefit from the impact of our lower estimated fiscal 2018 tax rate.
During the quarter ended March 30, 2018, we changed our estimated write-down of existing net deferred tax asset balances associated with the Tax Act to $19 million ($.15 per diluted share) and recognized an income tax benefit of $33 million ($.27 per diluted share) to adjust the provisional amount recorded in connection with the preparation of our financial statements for the quarter ended December 29, 2017. This adjustment was primarily due to revaluing our deferred tax asset related to our $300 million voluntary pension contribution made during the quarter ended March 30, 2018.
Effective Tax Rate
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 5.6 percent in the quarter ended March 30, 2018 compared with 29.6 percent in the quarter ended March 31, 2017. In addition to the $33 million income tax benefit described above, our effective tax rate for the quarter ended March 30, 2018 benefited from the favorable impact of excess tax benefits related to equity-based compensation. In the quarter ended March 31, 2017, our effective tax rate benefited from the favorable impact of excess tax benefits related to equity-based compensation, by differences in GAAP and tax accounting related to investments and by additional deductions and additional research credits claimed on our fiscal 2016 tax return compared with our recorded estimates at the end of fiscal 2016, partially offset by the recognition of certain tax expenses following our classification of CapRock and IT Services as discontinued operations.

Our effective tax rate was 24.6 percent in the three quarters ended March 30, 2018 compared with 29.7 percent in the three quarters ended March 31, 2017. In addition to the impact of the Tax Act described above, our effective tax rate for the three quarters ended March 30, 2018 benefited from a $22 million ($.18 per diluted share) favorable impact of releasing provisions for uncertain tax positions, the favorable impact of differences in GAAP and tax accounting related to investments and the favorable impact of excess tax benefits related to equity-based compensation. In the three quarters ended March 31, 2017, our effective tax rate was impacted by the discrete items noted above favorably impacting the quarter ended March 31, 2017.
We have not fully completed our accounting for the income tax impact from the Tax Act enactment. For certain items, we have made a reasonable estimate of the impact on our existing net deferred income tax balances as of March 30, 2018, which is represented by the $19 million estimated adjustment from the revaluation of net deferred tax asset balances described above. For other items, we have not been able to make a reasonable estimate and continue to account for those items based on our existing accounting under Accounting Standards Codification 740, Income Taxes (“ASC 740”) and the provisions of the tax laws that were in effect immediately prior to Tax Act enactment.
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
We anticipate future impacts at a U.S. state and local tax level related to the Tax Act; however, statutory and interpretive guidance is not available from applicable state and local tax authorities to reasonably estimate the impact. Consequently, we have not recorded provisional amounts and continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to Tax Act enactment.
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

The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) as of March 30, 2018 and June 30, 2017:

	March 30, 2018		June 30, 2017
	Total	Level 1	Total	Level 1

	(In millions)
Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$47	$47	$37	$37
Investments measured at NAV:
Equity and fixed income funds	62		50
Corporate-owned life insurance	26		25
Total investments measured at NAV	88		75
Total fair value of deferred compensation plan assets	$135		$112

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$45	$45	$46	$46
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	105		80
Total fair value of deferred compensation plan liabilities	$150		$126

(1)
Represents diversified assets held in a “rabbi trust” associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Condensed Consolidated Balance Sheet (Unaudited), and which are measured at fair value.

(2)
Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	March 30, 2018		June 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Long-term debt (including current portion)(1)	$4,214	$4,433	$3,950	$4,252

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
At March 30, 2018, we had open foreign currency forward contracts with an aggregate notional amount of $28 million, of which $4 million were classified as fair value hedges and $24 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with an aggregate notional amount of $33 million at June 30, 2017, of which $2 million were classified as fair value hedges and $31 million were classified as cash flow hedges. At March 30, 2018, contract expiration dates ranged from 11 days to approximately 3 months with a weighted average contract life of 2 months.

Fair Value Hedges
We use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. As of March 30, 2018, we had an outstanding foreign currency forward contract denominated in the Canadian Dollar to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the quarter and three quarters ended March 30, 2018 or in the quarter and three quarters ended March 31, 2017. In addition, no amounts were recognized in earnings in the quarter and three quarters ended March 30, 2018 or in the quarter and three quarters ended March 31, 2017 related to hedged firm commitments that no longer qualify as fair value hedges.
Cash Flow Hedges
We use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments and also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of March 30, 2018, we had outstanding foreign currency forward contracts denominated in the Euro, British Pound and Australian Dollar to hedge certain forecasted transactions. The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarter and three quarters ended March 30, 2018 or in the quarter and three quarters ended March 31, 2017.
Note P — Changes in Estimates
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
Under the POC method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on a fixed-price development or production contract requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development or production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development or production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-

reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimated total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates impacted our operating income favorably by $5 million ($4 million after-tax or $.03 per diluted share) and $6 million ($4 million after-tax or $.04 per diluted share) in the quarter and three quarters ended March 30, 2018, respectively, and favorably by $11 million ($6 million after-tax or $.05 per diluted share) and $30 million ($19 million after-tax or $.14 per diluted share) in the quarter and three quarters ended March 31, 2017, respectively.
Income Taxes
See Note M — Income Taxes in these Notes for changes in estimates disclosures associated with our accounting for income taxes.
Note Q — Business Segments
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
The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K. We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in the table below represents the elimination of intersegment sales. The “Unallocated corporate expense and corporate eliminations” line item in the table below represents the portion of corporate expenses not allocated to our business segments and elimination of intersegment profits.

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Quarter Ended		Three Quarters Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017

	(In millions)
Revenue
Communication Systems	$481	$461	$1,380	$1,304
Electronic Systems	609	553	1,733	1,660
Space and Intelligence Systems	482	475	1,413	1,396
Corporate eliminations	(4)	—	(10)	(2)
	$1,568	$1,489	$4,516	$4,358
Income From Continuing Operations Before Income Taxes
Segment Operating Income:(1)
Communication Systems	$147	$140	$409	$379
Electronic Systems	112	115	322	360
Space and Intelligence Systems	82	76	250	231
Unallocated corporate expense and corporate eliminations(2)	(85)	(56)	(181)	(172)
Non-operating income (loss)	—	—	(2)	2
Net interest expense	(41)	(42)	(123)	(129)
	$215	$233	$675	$671

(1)
Segment operating income for the quarter and three quarters ended March 31, 2017 included stranded costs and Financial Accounting Standards (“FAS”) pension income previously reported as part of our former Critical Networks segment but now re-allocated to our remaining three segments.

(2)
Unallocated corporate expense and corporate eliminations included: (i) $45 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business in the quarter and three quarters ended March 30, 2018 (see Note D — Restructuring and Other Exit Costs in these Notes for additional information), (ii) a $12 million adjustment for deferred compensation in the three quarters ended March 30, 2018, (iii) $8 million and $38 million of Exelis acquisition-related charges in the quarter and three quarters ended March 31, 2017, respectively, and (iv) $25 million and $75 million of expense in the quarter and three quarters ended March 30, 2018, respectively, compared with $27 million and $82 million of expense in the quarter and three quarters ended March 31, 2017, respectively, for amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis. Because the acquisition of Exelis benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired in the Exelis acquisition was recorded as unallocated corporate expense. Corporate eliminations of intersegment profits were not material in the quarter and three quarters ended March 30, 2018 or in the quarter and three quarters ended March 31, 2017.

Total assets by business segment are summarized below:

	March 30, 2018	June 30, 2017

	(In millions)
Total Assets
Communication Systems	$1,592	$1,534
Electronic Systems	4,177	4,094
Space and Intelligence Systems	2,190	2,117
Corporate(1)	2,111	2,345
	$10,070	$10,090

(1)
Identifiable intangible assets acquired in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015 were recorded as Corporate assets because they benefit the entire Company as opposed to any individual segment. Exelis identifiable intangible asset balances recorded as Corporate assets were approximately $1 billion as of March 30, 2018 and June 30, 2017. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan assets and buildings and equipment.

Note R — Legal Proceedings and Contingencies
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At March 30, 2018, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at March 30, 2018 are reserved against or would not have a material adverse effect on our financial position, results of operations or cash flows.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We are responsible, or are alleged to be responsible, for ongoing environmental investigation and remediation of multiple sites, including as a result of our acquisition of Exelis. These sites are in various stages of investigation and/or remediation and in some of these proceedings our liability is considered de minimis. We have received notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances where we have been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, Exelis received notice in June 2014 from the U.S. Department of Justice, Environment and Natural Resources Division, that it may be potentially responsible for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, the EPA issued on March 4, 2016, a record of decision selecting a remedy for the lower 8.3 mile stretch of the Lower Passaic River. The EPA’s selected remedy included dredging the river bank to bank, installing an engineered cap and long-term monitoring. The EPA estimated the cost of the cleanup project will be $1.38 billion. On March 31, 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of their potential liability for the cost of the cleanup project but their respective allocations have not been determined. We have found no evidence that Exelis contributed any of the primary contaminants of concern to the Passaic River. We intend to vigorously defend ourselves in this matter and we believe our ultimate costs will not be material. Although it is not feasible to predict the outcome of these environmental claims, based on available information, in the opinion of management, any payments we may be required to make as a result of environmental claims in existence at March 30, 2018 are reserved against, covered by insurance or would not have a material adverse effect on our financial position, results of operations or cash flows.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Harris Corporation
We have reviewed the unaudited condensed consolidated balance sheet of Harris Corporation as of March 30, 2018, and the related unaudited condensed consolidated statements of income and comprehensive income for the quarter and three quarters ended March 30, 2018 and March 31, 2017, and the unaudited condensed consolidated statements of cash flows for the three quarters ended March 30, 2018 and March 31, 2017. These financial statements are the responsibility of the Company’s management.
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
May 3, 2018

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

RESULTS OF OPERATIONS
Highlights
Operations results for the third quarter of fiscal 2018, in each case compared with the third quarter of fiscal 2017, included:

•	Revenue increased 5 percent to $1.57 billion from $1.49 billion;

•	Gross margin increased 6 percent to $561 million from $531 million;

•	Operating income decreased 7 percent to $256 million from $275 million;

•	Income from continuing operations increased 24 percent to $203 million from $164 million;

•	Income from continuing operations per diluted common share increased 27 percent to $1.67 from $1.31;

•	Communication Systems revenue increased 4 percent to $481 million from $461 million and operating income increased 5 percent to $147 million from $140 million;

•	Electronic Systems revenue increased 10 percent to $609 million from $553 million and operating income decreased 3 percent to $112 million from $115 million; and

•	Space and Intelligence Systems revenue increased 1 percent to $482 million from $475 million and operating income increased 8 percent to $82 million from $76 million.

Net cash provided by operating activities decreased 53 percent to $230 million, reflecting our $300 million voluntary pension contribution, in the first three quarters of fiscal 2018 from $489 million in the first three quarters of fiscal 2017.
Consolidated Results of Operations

	Quarter Ended			Three Quarters Ended
	March 30, 2018	March 31, 2017	% Inc/(Dec)	March 30, 2018	March 31, 2017	% Inc/(Dec)

	(Dollars in millions, except per share amounts)
Revenue:
Communication Systems	$481	$461	4%	$1,380	$1,304	6%
Electronic Systems	609	553	10%	1,733	1,660	4%
Space and Intelligence Systems	482	475	1%	1,413	1,396	1%
Corporate eliminations	(4)	—	*	(10)	(2)	*
Total revenue	1,568	1,489	5%	4,516	4,358	4%
Cost of product sales and services	(1,007)	(958)	5%	(2,904)	(2,775)	5%
Gross margin	561	531	6%	1,612	1,583	2%
% of total revenue	36%	36%		36%	36%
Engineering, selling and administrative expenses	(305)	(256)	19%	(812)	(785)	3%
% of total revenue	19%	17%		18%	18%
Operating income	256	275	(7)%	800	798	—
% of total revenue	16%	18%		18%	18%
Non-operating income (loss)	—	—	*	(2)	2	*
Net interest expense	(41)	(42)	(2)%	(123)	(129)	(5)%
Income from continuing operations before income taxes	215	233	(8)%	675	671	1%
Income taxes	(12)	(69)	(83)%	(166)	(199)	(17)%
Effective tax rate	6%	30%		25%	30%
Income from continuing operations	$203	$164	24%	$509	$472	8%
% of total revenue	13%	11%		11%	11%
Income from continuing operations per diluted common share	$1.67	$1.31	27%	$4.19	$3.77	11%
* Not meaningful

Revenue
Third Quarter 2018 Compared With Third Quarter 2017: The increase in revenue in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 was due to higher revenue in all three segments.
First Three Quarters 2018 Compared With First Three Quarters 2017: The increase in revenue in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 was due to the same reason as noted above regarding the third quarters of fiscal 2018 and 2017.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Gross Margin
Third Quarter 2018 Compared With Third Quarter 2017: The increase in gross margin in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 was primarily due to higher revenue in all three segments, productivity savings and incremental pension income, partially offset by a less favorable mix of program revenue and product sales.
First Three Quarters 2018 Compared With First Three Quarters 2017: The increase in gross margin in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 was primarily due to the same reasons as noted above regarding the third quarters of fiscal 2018 and 2017 as well as an unfavorable impact from the Automatic Dependent Surveillance-Broadcast (“ADS-B”) program, including a favorable contract settlement in the second quarter of fiscal 2017 and the program transition from build-out to sustainment.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
Third Quarter 2018 Compared With Third Quarter 2017: The increases in engineering, selling and administrative (“ESA”) expenses and ESA as a percentage of total revenue (“ESA percentage”) in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 were primarily due to $45 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business in the third quarter of fiscal 2018 and higher research and development costs, partially offset by not incurring in the third quarter of fiscal 2018 any Exelis acquisition-related charges, which totaled $8 million in the third quarter of fiscal 2017.
First Three Quarters 2018 Compared With First Three Quarters 2017: The increase in ESA expenses and comparability of ESA percentage in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 were primarily due to charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business in the third quarter of fiscal 2018 and a $12 million adjustment for deferred compensation in the second quarter of fiscal 2018, partially offset by not incurring in the first three quarters of fiscal 2018 any Exelis acquisition-related charges, which totaled $38 million in the first three quarters of fiscal 2017.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Operating Income
Third Quarter 2018 Compared With Third Quarter 2017: The decreases in operating income and operating income as a percentage of total revenue (“operating margin percentage”) in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 were primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding the third quarters of fiscal 2018 and 2017.
First Three Quarters 2018 Compared With First Three Quarters 2017: The increase in operating income and comparability of operating margin percentage in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 were primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding the first three quarters of fiscal 2018 and 2017.

Income Taxes
Third Quarter 2018 Compared With Third Quarter 2017: Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 5.6 percent in the third quarter of fiscal 2018 compared with 29.6 percent in the third quarter of fiscal 2017. In the third quarter of fiscal 2018, our effective tax rate was impacted by a $33 million favorable adjustment to our provisional deferred tax balances estimated in connection with the preparation of our financial statements for the second quarter of fiscal 2018. This adjustment was primarily due to revaluing our deferred tax asset related to our $300 million voluntary pension contribution made during the third quarter of fiscal 2018. In the third quarter of fiscal 2017, our effective tax rate benefited from the favorable impact of excess tax benefits related to equity-based compensation, by differences in GAAP and tax accounting related to investments and by additional deductions and additional research credits claimed on our fiscal 2016 tax return compared with our recorded estimates at the end of fiscal 2016, partially offset by the recognition of certain tax expenses following our classification of CapRock and IT Services as discontinued operations.
First Three Quarters 2018 Compared With First Three Quarters 2017: Our effective tax rate was 24.6 percent in the first three quarters of fiscal 2018 compared with 29.7 percent in the first three quarters of fiscal 2017. In the three quarters ended March 30, 2018, our effective tax rate was impacted by a $19 million estimated write-down of existing net deferred tax asset balances due to the enactment of lower U.S. statutory corporate income tax rates and other tax law changes, the corresponding impact of our lower estimated fiscal 2018 tax rate and the favorable impact of releasing provisions for uncertain tax positions. In the three quarters ended March 31, 2017, our effective tax rate was impacted by the discrete items noted above favorably impacting the quarter ended March 31, 2017.
Income From Continuing Operations
Third Quarter 2018 Compared With Third Quarter 2017: The increase in income from continuing operations in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 was primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding the third quarters of fiscal 2018 and 2017.
First Three Quarters 2018 Compared With First Three Quarters 2017: The increase in income from continuing operations in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 was primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding the first three quarters of fiscal 2018 and 2017.
Income From Continuing Operations Per Diluted Common Share
Third Quarter 2018 Compared With Third Quarter 2017: The increase in income from continuing operations per diluted common share in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 was primarily due to higher income from continuing operations and fewer diluted weighted average common shares outstanding due to repurchases of shares of common stock under our repurchase program during the fourth quarter of fiscal 2017 and first three quarters of fiscal 2018.
First Three Quarters 2018 Compared With First Three Quarters 2017: The increase in income from continuing operations per diluted common share in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 was primarily due to the same reasons as noted above regarding the third quarters of fiscal 2018 and 2017.
See “Common Stock Repurchases” below in this MD&A for further information.

Discussion of Business Segment Results of Operations
Communication Systems Segment

	Quarter Ended			Three Quarters Ended
	March 30, 2018	March 31, 2017	% Inc/(Dec)	March 30, 2018	March 31, 2017	% Inc/(Dec)

	(Dollars in millions)
Revenue	$481	$461	4	$1,380	$1,304	6
Cost of product sales and services	(248)	(242)	2	(714)	(668)	7
Gross margin	233	219	6	666	636	5
% of revenue	48%	48%		48%	49%
ESA expenses	(86)	(79)	9	(257)	(257)	—
% of revenue	18%	17%		19%	20%
Segment operating income	$147	$140	5	$409	$379	8
% of revenue	31%	30%		30%	29%
Third Quarter 2018 Compared With Third Quarter 2017: The increase in segment revenue in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 was primarily due to growth in Tactical Communications and Night Vision. The increase in Tactical Communications revenue was due to $39 million higher U.S. Department of Defense tactical radio sales, reflecting readiness demand from the U.S. Army and U.S. Air Force, partially offset by $31 million lower international tactical communications revenue. The increase in Night Vision revenue was primarily due to demand from the U.S. Army.
The increase in segment gross margin in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 was primarily due to the increase in revenue. Segment gross margin percentage in the third quarter of fiscal 2018 was comparable with the third quarter of fiscal 2017 as the impact of a less favorable mix of program and product sales was offset by productivity savings. The increase in segment ESA expenses and segment ESA percentage in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 was primarily due to higher employment and distribution costs.
The increases in segment operating income and segment operating margin percentage in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 reflected the combined effects of the items discussed above regarding this segment.
First Three Quarters 2018 Compared With First Three Quarters 2017: The increases in segment revenue and segment gross margin in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 were primarily due to the same reasons as noted above regarding this segment for the third quarters of fiscal 2018 and 2017.
Segment gross margin percentage for the first three quarters of fiscal 2018 decreased slightly compared with the first three quarters of fiscal 2017 primarily due to a less favorable mix of program revenue and product sales, mostly offset by productivity savings. The slight decrease in segment ESA percentage in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 was primarily due to cost containment.
The increases in segment operating income and operating margin percentage in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 reflected the combined effects of the items discussed above regarding this segment for the first three quarters of fiscal 2018 and 2017.

Electronic Systems Segment

	Quarter Ended			Three Quarters Ended
	March 30, 2018	March 31, 2017	% Inc/(Dec)	March 30, 2018	March 31, 2017	% Inc/(Dec)

	(Dollars in millions)
Revenue	$609	$553	10%	$1,733	$1,660	4%
Cost of product sales and services	(430)	(383)	12%	(1,222)	(1,125)	9%
Gross margin	179	170	5%	511	535	(4)%
% of revenue	29%	31%		29%	32%
ESA expenses	(67)	(55)	22%	(189)	(175)	8%
% of revenue	11%	10%		11%	11%
Segment operating income	$112	$115	(3)%	$322	$360	(11)%
% of revenue	18%	21%		19%	22%
Third Quarter 2018 Compared With Third Quarter 2017: The increase in segment revenue in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 was primarily due to $25 million of higher revenue from Avionics, reflecting growth on the F-35 and other international platforms, and higher revenue from C4ISR (including wireless solutions), Mission Networks and Electronic Warfare, with growth on the F-16 and F/A-18 platforms.
The increase in segment gross margin in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 was primarily due to the increase in revenue and productivity savings, partially offset by a less favorable mix of program revenue. The decrease in segment gross margin percentage was primarily due to a less favorable mix of program revenue, partially offset by productivity savings. The increases in segment ESA expenses and ESA percentage in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 were primarily due to higher R&D expenses and timing of other expense accruals.
The decreases in segment operating income and operating margin percentage in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 reflected the combined effects of the items discussed above regarding this segment.
First Three Quarters 2018 Compared With First Three Quarters 2017: The increase in segment revenue in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 was primarily due to $77 million of higher revenue from Avionics and C4ISR, including wireless solutions, higher revenue from Electronic Warfare and $13 million of incremental inception-to-date services revenue in our ATM business, partially offset by a $36 million unfavorable impact from the ADS-B program, including the favorable contract settlement in the second quarter of fiscal 2017 and the program transition from build-out to sustainment.
Segment gross margin decreased $24 million and segment gross margin percentage decreased 3 percentage points in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 as the benefit of higher volume, productivity savings and higher pension income was more than offset by a $36 million unfavorable impact from the ADS-B program, including the favorable contract settlement in the second quarter of fiscal 2017 and the program transition from build-out to sustainment, a less favorable mix of program revenue and a reduction in benefits from net EAC adjustments. The increase in segment ESA expenses and the comparability of ESA percentage in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 were primarily due to higher R&D expenses and the timing of other expense accruals.
The decreases in segment operating income and operating margin percentage in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 reflected the combined effects of the items discussed above regarding this segment for the first three quarters of fiscal 2018 and 2017.

Space and Intelligence Systems Segment

	Quarter Ended			Three Quarters Ended
	March 30, 2018	March 31, 2017	% Inc/(Dec)	March 30, 2018	March 31, 2017	% Inc/(Dec)

	(Dollars in millions)
Revenue	$482	$475	1	$1,413	$1,396	1%
Cost of product sales and services	(333)	(333)	—	(978)	(984)	(1)%
Gross margin	149	142	5	435	412	6%
% of revenue	31%	30%		31%	30%
ESA expenses	(67)	(66)	2	(185)	(181)	2%
% of revenue	14%	14%		13%	13%
Segment operating income	$82	$76	8	$250	$231	8%
% of revenue	17%	16%		18%	17%
Third Quarter 2018 Compared With Third Quarter 2017: The increase in segment revenue in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 was primarily due to $15 million of higher revenue from classified programs, reflecting the ramp of small satellite, ground-based processing and space surveillance programs, partially offset by lower civil revenue reflecting the impact of lower revenue from environmental programs.
The increases in segment gross margin and gross margin percentage in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 were primarily due to higher revenue, incremental pension income and a more favorable mix of program revenue. Segment ESA expenses and ESA percentage were comparable in the third quarter of fiscal 2018 with the third quarter of fiscal 2017.
The increases in segment operating income and operating margin percentage in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 reflected the combined effects of the items discussed above regarding this segment.
First Three Quarters 2018 Compared With First Three Quarters 2017: The increase in segment revenue in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 was primarily due to $41 million of higher revenue from classified programs, primarily driven by space superiority programs, partially offset by lower civil revenue reflecting lower revenue from environmental programs.
The increases in segment gross margin, gross margin percentage and ESA expenses and the comparability of ESA percentage in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 were primarily due to the same reasons as noted above regarding this segment for the third quarters of fiscal 2018 and 2017.
The increases in segment operating income and operating margin percentage in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 reflected the combined effects of the items discussed above regarding this segment for the first three quarters of fiscal 2018 and 2017.
Unallocated Corporate Expense

	Quarter Ended			Three Quarters Ended
	March 30, 2018	March 31, 2017	% Inc/(Dec)	March 30, 2018	March 31, 2017	% Inc/(Dec)

	(Dollars in millions)
Unallocated corporate expense and corporate eliminations	$60	$29	107%	$106	$90	18%
Amortization of intangible assets from Exelis acquisition	25	27	(7)%	75	82	(9)%
Third Quarter 2018 Compared With Third Quarter 2017: The increase in unallocated corporate expense in the third quarter of fiscal 2018 compared with the third quarter of fiscal 2017 was primarily due to $45 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business, partially offset by the absence of Exelis acquisition-related charges, which totaled $8 million in the third quarter of fiscal 2017, and the timing of other expense accruals.
First Three Quarters 2018 Compared With First Three Quarters 2017: The increase in unallocated corporate expense in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 was primarily due to $45 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business in the quarter ended March 30, 2018, and a $12 million non-cash charge from an adjustment for deferred compensation in the quarter ended December 29, 2017, partially offset by the absence in the first three quarters of fiscal 2018 of any Exelis acquisition-related charges, which totaled $38 million in the first three quarters of fiscal 2017.
Discontinued Operations
As described in more detail in Note B — Discontinued Operations in the Notes, IT Services and CapRock are reported as discontinued operations in this Report.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Three Quarters Ended
	March 30, 2018	March 31, 2017

	(In millions)
Net cash provided by operating activities	$230	$489
Net cash provided by (used in) investing activities	(81)	271
Net cash used in financing activities	(196)	(942)
Effect of exchange rate changes on cash and cash equivalents	6	(3)
Net decrease in cash and cash equivalents	(41)	(185)
Cash and cash equivalents, beginning of year	484	487
Cash and cash equivalents, end of quarter	$443	$302
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
Cash and cash equivalents
The $41 million net decrease in cash and cash equivalents from the end of fiscal 2017 to the end of the third quarter of fiscal 2018 was primarily due to:

•	$230 million of net cash provided by operating activities, reflecting the impact of a $300 million voluntary pension contribution;

•
$185 million of net proceeds from borrowings, including $250 million in proceeds from the issuance of the Floating Rate Notes due April 2020, $300 million in proceeds from the issuance of the Floating Rate Notes due February 2019, $253 million used for repayment of our remaining outstanding indebtedness under the 5-year tranche of our variable-rate term loans due May 29, 2020, $16 million used for repayment of outstanding indebtedness under the 3-year tranche of our variable-rate term loans due May 29, 2018 and $75 million used for repayment of short-term debt outstanding under our commercial paper program; and

•	$31 million of proceeds from exercises of employee stock options; more than offset by

•	$205 million used to pay cash dividends;

•	$197 million used to repurchase shares of our common stock; and

•	$79 million used for additions of property, plant and equipment.
The $185 million net decrease in cash and cash equivalents from the end of fiscal 2016 to the end of the third quarter of fiscal 2017 was primarily due to:

•	$489 million of net cash provided by operating activities;

•	$375 million in net cash proceeds from the sale of CapRock; and

•	$50 million of proceeds from exercises of employee stock options; more than offset by

•	$460 million used to repurchase shares of our common stock;

•
$313 million of net repayment of borrowings, including $248 million of repayment of our variable-rate term loans and $250 million of repayment of the entire outstanding aggregate principal amount of our 4.25% notes due October 1, 2016;

•	$199 million used to pay cash dividends;

•	$79 million used for net additions of property, plant and equipment;

•	$25 million for adjustments to proceeds from the sale of a business; and

•	$20 million used in other financing activities.

At March 30, 2018, we had cash and cash equivalents of $443 million, and we have a senior unsecured $1 billion revolving credit facility that expires in July 2020 (all of which was available to us as of March 30, 2018). Additionally, we had $4.2 billion of long-term debt outstanding at March 30, 2018, the majority of which we incurred in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note J — Long-Term Debt in the Notes and Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K. Our $443 million of cash and cash equivalents at March 30, 2018 included $137 million held by our foreign subsidiaries, of which $78 million was considered permanently reinvested. Determining the future tax cost of repatriating such funds to the U.S. is not practical at this time, because the cost impact of the rules regarding the netting of earnings of related foreign subsidiaries is subject to clarification. However, we have no current plans to repatriate such funds.
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
We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our term loan and debt securities at maturity for the next 12 months and the reasonably foreseeable future thereafter. Our total capital expenditures in fiscal 2018 are expected to be approximately $130 million. We anticipate tax payments in fiscal 2018 to be less than our tax expense for the same period, subject to adjustment for certain timing differences. Other than those cash outlays noted in “Contractual Obligations” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2017 Form 10-K (including repayment at maturity of the entire $500 million principal amount of our 1.999% Notes due April 27, 2018) and “Commercial Commitments and Contractual Obligations” below in this MD&A, capital expenditures, dividend payments, and repurchases under our share repurchase program, no other significant cash outlays are anticipated during the remainder of fiscal 2018.
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
Net cash provided by operating activities: The $259 million decrease in net cash provided by operating activities in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 was primarily due to a $158 million increase in pension contributions, including a $300 million voluntary contribution to our U.S. qualified pension plans during the third quarter of fiscal 2018 (see the “Funding of Pension Plans” discussion below in this MD&A for additional information), higher relative accounts receivable and inventory balances and the absence in fiscal 2018 of cash flows from discontinued operations that were included in the first three quarters of fiscal 2017, partially offset by lower net income tax payments.
Net cash used in investing activities: The $352 million decrease in net cash used in investing activities in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 was primarily due to the absence in fiscal 2018 of $375 million in proceeds from the sale of businesses that occurred in the third quarter of fiscal 2017, partially offset by a $25 million adjustment in the first quarter of fiscal 2017 to the proceeds from the sale of Broadcast Communications.
Net cash used in financing activities: The $746 million decrease in net cash used in financing activities in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 was primarily due to $317 million more proceeds from borrowings, $263 million less used to repurchase shares of our common stock under our share repurchase program and $181 million less used to repay borrowings.

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
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015 further extended the interest rate stabilization provision of MAP-21 until 2020. We made voluntary contributions to our U.S. qualified pension plans of $300 million and $400 million during the third quarter of fiscal 2018 and the fourth quarter of fiscal 2017, respectively. As a result, we anticipate making no contributions to our U.S. qualified defined benefit pension plans and minor contributions to our non-U.S. pension plan during the remainder of fiscal 2018.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $868 million at March 30, 2018. See Note 14: “Pension and Other Postretirement Benefits” in our Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K and Note K — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the first three quarters of fiscal 2018, we used $197 million to repurchase 1,466,713 shares of our common stock under our repurchase program at an average price per share of $134.36, including commissions of $.01 per share. During the first three quarters of fiscal 2017, we used $460 million to repurchase 4,408,469 shares of our common stock under our repurchase program at an average price per share of $104.38, including the $350 million we paid on February 6, 2017 for 2,929,879 and 277,357 shares of our common stock we received in the third and fourth quarters of fiscal 2017, respectively, under a fixed-dollar accelerated share repurchase transaction agreement we entered into February 6, 2017. In the first three quarters of fiscal 2018 and fiscal 2017, $10 million and $20 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares purchased by us are cancelled and retired.
As of March 30, 2018, we had a remaining, unused authorization of approximately $776 million under our repurchase program, which does not have an expiration date. Repurchases under our repurchase program are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
We were in compliance with the covenants in the 2015 Credit Agreement at March 30, 2018, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2015 Credit

Agreement, to be greater than 0.65 to 1.00. At March 30, 2018, we had no borrowings outstanding under the 2015 Credit Agreement.
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note J — Long-Term Debt in the Notes and Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K.
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
During the third quarter of fiscal 2018, we completed the issuance and sale of $300 million in aggregate principal amount of Floating Rate Notes due February 27, 2019 and used the proceeds to make a voluntary contribution to our U.S. qualified pension plans.
Short-Term Debt: Our short-term debt at March 30, 2018 and June 30, 2017 was $5 million and $80 million, respectively. Our short-term debt at March 30, 2018 consisted of local borrowing by international subsidiaries for working capital needs. Our short-term debt at June 30, 2017 consisted of local borrowing by international subsidiaries for working capital needs and commercial paper. Our commercial paper program was supported at March 30, 2018 and June 30, 2017 by the 2015 Credit Facility.
Other Agreements: We have a RSA with a third-party financial institution that permits us to sell, on a non-recourse basis, up to $50 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. The impact to net cash from operating activities from these transactions was not material in the first three quarters of fiscal 2018 and 2017.
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

As of March 30, 2018, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of March 30, 2018, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our financial position, results of operations or cash flows, and we were not a party to any related party transactions that materially affect our financial position, results of operations or cash flows.
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

Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal 2017 Form 10-K include our contractual obligations and commercial commitments. Except for changes in our long-term debt as described under “Capital Structure and Resources” in this MD&A, no material changes occurred during the first three quarters of fiscal 2018 in our contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases or our commercial commitments, or in our contingent liabilities on outstanding surety bonds, standby letters of credit or other arrangements as disclosed in our Fiscal 2017 Form 10-K.
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

EAC adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended		Three Quarters Ended
	March 30, 2018	March 31, 2017	March 30, 2018	March 31, 2017

	(In millions)
Favorable adjustments	$26	$26	$90	$90
Unfavorable adjustments	(21)	(15)	(84)	(60)
Net operating income adjustments	$5	$11	$6	$30
Third Quarter 2018 Compared With Third Quarter 2017: The reduction in benefit to operating income from net EAC adjustments in the third quarter of fiscal 2018 compared with the third quarter quarter of fiscal 2017 was primarily due to lower net risk retirements.
First Three Quarters 2018 Compared With First Three Quarters 2017: The reduction in benefit to operating income from net EAC adjustments in the first three quarters of fiscal 2018 compared with the first three quarters of fiscal 2017 was primarily due to a $15 million adjustment for growth in EAC costs on a mission networks infrastructure development program.
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
The FASB has issued a comprehensive new revenue recognition standard that supersedes nearly all existing revenue recognition guidance under GAAP and will be effective for us in fiscal 2019. See Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes for additional information.
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
Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets (particularly with respect to the United Kingdom due to Brexit) and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at March 30, 2018 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note O — Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates: As of March 30, 2018, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at March 30, 2018 would not have had a material impact on the fair value of these obligations. Additionally, there is no interest-rate risk associated with these obligations on our results of operations or cash flows, because the interest rates are fixed and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.
As of March 30, 2018, we also had long-term variable-rate debt obligations of $570 million, comprised of $250 million of Floating Rate Notes due April 30, 2020, $300 million of Floating Rate Notes due February 27, 2019 and $20 million of the 3-year tranche of our senior unsecured term loan facility due May 29, 2018. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these debt obligations at March 30, 2018 would not have had a material impact on our results of operations or cash flows. See Note J — Long-Term Debt in the Notes and Note 13: “Long-Term Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2017 Form 10-K for further information.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the third quarter of fiscal 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the third quarter of fiscal 2018 our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. We are continuing our implementation of a new income tax provision software designed to enhance process stability and further facilitate the computation and recording of tax provisions for our U.S. and international entities. We also have begun the process of a multi-year, phased implementation targeted for completion in fiscal 2020 of a new core enterprise resource planning (“ERP”) system in certain business units, which we expect to reduce the number of ERP systems across the Company and enhance our system of internal control over financial reporting. We expect the initial implementation of the new ERP system in each affected business unit to involve changes to related processes that are part of our system of internal control over financial reporting and to require testing for effectiveness and potential further changes as implementation progresses. During the first quarter of fiscal 2018, we successfully completed the initial implementation of the ERP system in 2 business units. There have been no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
General. From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At March 30, 2018, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at March 30, 2018 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Item 1A. Risk Factors.
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Fiscal 2017 Form 10-K. Other than the updated risk factor set forth below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2017 Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows.
We could be negatively impacted by a security breach, through cyber attack, cyber intrusion or otherwise, or other significant disruption of our IT networks and related systems or of those we operate for certain of our customers.
We face the risk, as does any company, of a security breach, whether through cyber attack or cyber intrusion over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or with access to systems inside our organization, or other significant disruption of our IT networks and related systems or those of our suppliers or subcontractors. We face an added risk of a security breach or other significant disruption of the IT networks and related systems that we develop, install, operate and maintain for certain of our customers, which may involve managing and protecting information relating to national security and other sensitive government functions or personally identifiable or protected health information. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, is persistent and substantial as the volume, intensity and sophistication of attempted attacks and intrusions from around the world remain elevated and unlikely to diminish. As an advanced technology-based solutions provider, and particularly as a government contractor, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks and related systems and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. We make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems and have implemented various measures to manage the risk of a security breach or disruption. Our efforts and measures have not been entirely effective in the case of every cyber security incident, but no incident has had a material negative impact on us to date. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks due to the nature of our business and the industries in which we operate. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Thus, it is impossible for us to entirely mitigate this risk, and there can be no assurance that future cyber security incidents will not have a material negative impact on us. A security breach or other significant disruption involving these types of information and IT networks and related systems could:

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the third quarter of fiscal 2018, we repurchased 312,902 shares of our common stock under our repurchase program for $47 million at an average price per share of $150.07. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the third quarter of fiscal 2018:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(December 30, 2017-January 26, 2018)
Repurchase program(1)	—	$—	—	$823,299,184
Employee transactions(2)	9,501	$145.50	—	—
Month No. 2
(January 27, 2018-February 23, 2018)
Repurchase program(1)	312,902	$150.07	312,902	$776,343,512
Employee transactions(2)	4,561	$158.65	—	—
Month No. 3
(February 24, 2018-March 30, 2018)
Repurchase program(1)	—	$—	—	$776,343,512
Employee transactions(2)	1,805	$158.28	—	—
Total	328,769		312,902	$776,343,512

*	Periods represent our fiscal months.

(1)
On February 2, 2017, we announced that on January 26, 2017, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of March 30, 2018, $776,343,512 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our repurchase program, which does not have a stated expiration date.

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

Sales of Unregistered Equity Securities
During the third quarter of fiscal 2018, we did not issue or sell any unregistered equity securities.
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

(10)	(a) Harris Corporation 2015 Equity Incentive Plan Restricted Unit Award Agreement Terms and Conditions (March 14, 2018 Special Stock Grant to Eligible U. S. Employees).
(b) Harris Corporation 2015 Equity Incentive Plan Restricted Unit Award Agreement Terms and Conditions (March 14, 2018 Special Stock Grant to Eligible Non-U.S. Employees).
*(c) Amendment to the Exelis Excess Pension Plans (Amended and Restated October 31, 2011), effective April 1, 2018.
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

HARRIS CORPORATION
(Registrant)

Date: May 3, 2018	By:	/s/ Rahul Ghai
Rahul Ghai
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)