Form 10-K
period 2018-06-29
HARRIS CORP /DE/
filed 2018-08-27
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $16,750,877,977 (based on the quoted closing sale price per share of the stock on the New York Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (December 29, 2017). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of December 29, 2017 are affiliates.
The number of shares outstanding of the registrant’s common stock as of August 24, 2018 was 117,322,936.
Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement for the 2018 Annual Meeting of Shareholders scheduled to be held on October 26, 2018, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 29, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

HARRIS CORPORATION
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 29, 2018
Exhibits
This Annual Report on Form 10-K contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries. Bluetooth® is a registered trademark of Bluetooth SIG, Inc. All other trademarks are the property of their respective owners.

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”), including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that may not materialize or prove correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies; the potential level of share repurchases, dividends or pension contributions; potential acquisitions or divestitures; the value of contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “could,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of filing of this Report and are not guarantees of future performance or actual results. Factors that might cause our results to differ materially from those expressed in or implied by these forward-looking statements, from our current expectations or projections or from our historical results include, but are not limited to, those discussed in “Item 1A. Risk Factors” of this Report. All forward-looking statements are qualified by, and should be read in conjunction with, those risk factors. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements, whether as a result of new information, future events or developments or otherwise, after the date of filing of this Report or, in the case of any document incorporated by reference, the date of that document.
Amounts contained in this Report may not always add to totals due to rounding.
PART I

ITEM 1.	BUSINESS.
HARRIS
Harris Corporation, together with its subsidiaries, is a leading technology innovator, solving customers’ toughest mission-critical challenges by providing solutions that connect, inform and protect. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of the end of fiscal 2018, we had approximately 17,500 employees, including approximately 7,900 engineers and scientists.
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

•
Electronic Systems, providing electronic warfare, avionics, and command, control, communications, computers, intelligence, surveillance and reconnaissance (“C4ISR”) solutions for defense and classified customers and mission-critical communication systems for civil and military aviation and other customers; and

•
Space and Intelligence Systems, providing intelligence, space protection, geospatial, complete Earth observation, universe exploration, positioning, navigation and timing (“PNT”), and environmental solutions for national security, defense, civil and commercial customers, using advanced sensors, antennas and payloads, as well as ground processing and information analytics.

Financial Information About Our Business Segments
Financial information with respect to our business segments, including revenue, operating income and total assets, and with respect to our operations outside the United States, is contained in Note 22: Business Segments in the Notes to Consolidated Financial Statements in this Report (the “Notes”) and is incorporated herein by reference.
Recent Divestitures
The following paragraphs summarize recent divestitures. For additional information related to divestitures, some of which were reported as discontinued operations, see Note 3: Discontinued Operations and Divestitures in the Notes. Our historical financial results for all periods presented in this Report have been restated to account for businesses reported as discontinued operations in this Report. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.
Divestiture of Government IT Services Business. On April 28, 2017, we completed the divestiture to an affiliate of Veritas Capital Management, L.L.C. (“Veritas”) of our government information technology (“IT”) services business (“IT Services”), which primarily provided IT and engineering managed services to U.S. Government customers, for net cash proceeds of $646 million, after transaction expenses and purchase price adjustments in respect of net cash and working capital as set forth in the definitive sale agreement. The decision to divest IT Services was part of our strategy to simplify our operating model to focus on technology-differentiated, high-margin businesses. IT Services was part of our former Critical Networks segment and is reported as discontinued operations in this Report. In connection with entering into the definitive agreement to sell IT Services, as described above, our other remaining operations that had been part of our former Critical Networks segment, including our air traffic management business, primarily serving the Federal Aviation Administration (“FAA”), and our Pacific Missile Range Facility (“PMRF”) program, were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated.
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
Divestiture of Composite Aerostructures Business. On April 8, 2016, we completed the divestiture of our composite aerostructures business (“Aerostructures”), which designed and manufactured technically advanced, lightweight composite aerospace assembly structures, sub-assemblies and components for defense and commercial industries. Aerostructures was not strategic to our business and was part of our Company as a result of our acquisition of publicly-held Exelis, Inc. (collectively with its subsidiaries, “Exelis”) in May 2015. The operating results of Aerostructures through the date of divestiture are reported as part of our Electronic Systems segment.
Divestiture of Broadcast Communications Business.    In the fourth quarter of fiscal 2012, our Board of Directors approved a plan to divest our broadcast communications business (“Broadcast Communications”), which provided digital media management solutions in support of broadcast customers, pursuant to which Broadcast Communications was reported as discontinued operations. In the third quarter of fiscal 2013, we completed the sale of Broadcast Communications to an affiliate of The Gores Group, LLC (“Gores”). In the third quarter of fiscal 2016, a nationally recognized accounting firm previously appointed by us and Gores rendered its final determination as to a dispute between us and Gores over the amount of the post-closing working capital adjustment to the purchase price, and consequently, we recorded the related activity in discontinued operations for fiscal 2016.
Description of Business by Segment
Communication Systems
Communication Systems serves markets in tactical communications and defense products, including tactical ground and airborne radio communications solutions and night vision technology, and in public safety networks.
Tactical Communications:    We are a leading global supplier of secure radio communications, tactical communication networks and embedded high-grade encryption solutions for a diverse portfolio of U.S. military and allied international forces and commercial customers. We design, develop and manufacture a comprehensive line of current and next-generation secure and protected radio communications products and systems, with capabilities to operate across numerous radio frequency bands and using an extensive range of waveforms. Our radio systems are highly flexible, interoperable and capable of supporting diverse mission requirements. Our tactical radios are built on software-defined radio platforms that include “headroom” to add future capabilities through software upgrades and that also have the highest grade embedded encryption. Product capabilities include secure transmission of voice, high-speed data and full-motion video, including streaming video to the tactical edge of the battlefield. Supporting virtually all military domains, our products include handheld, manpack and vehicular, fixed-site and airborne form factors. Together, our products create a highly mobile, secure, reliable networked battlefield environment that connects land, air and sea echelons and does not rely on a fixed infrastructure. This networking capability allows warfighters, for example, to remain connected to each other and their command structures and support organizations and to communicate information and maintain situational awareness of both friendly and opposing forces, which are critical to mission safety and success. Our radio systems have been widely deployed throughout all branches of the U.S. Department of Defense (“DoD”) and have been sold to more than 100 countries through our international distribution channels, consisting of regional sales offices and a broad dealer network, becoming the standard in many of those countries.
Our next-generation radios include multiband, multi-channel, multi-mission, legacy-system compatible tactical radios that address the full range of current mission and interoperability requirements and are fully upgradeable to address future technical standards and mission requirements. Advances in these radios include the support of wideband networking waveforms, extended frequency range and significant reductions in size, weight and power compared with previous generations. Wideband networking capability enables enhanced situational awareness through high-bandwidth applications such as streaming video, simultaneous voice and data feeds, collaborative chat and connectivity to secure networks. Our comprehensive line of current and next-generation radios includes the following:

•
Our widely deployed Single Channel Ground and Airborne Radio System (“SINCGARS”) family of backpack, vehicle-mounted, handheld and airborne radios currently used by U.S. and allied military forces — these Combat Net Radios, over 600,000 of which have been purchased and deployed worldwide, operate in the very high frequency (“VHF”) band, have single-frequency and frequency-hopping modes, handle voice and data communications and are designed to be reliable, secure and easily maintained.

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

•
Our single-channel airborne radios, which include the NSA Type-1-certified RF-300M-DL Small Secure Data Link multiband radio for integration in size, weight and power-constrained environments, as well as the ARC-201D and ARC-201E radios for DoD and international VHF network interoperability; and

•
Our multi-channel airborne radios, which include the RF-7850A for interoperability with our RF-7800 family of international ground radios, as well as a 2-channel airborne radio platform we provide to ViaSat, Inc. to be built into the KOR-24A multi-channel, Link-16 Small Tactical Terminal.

We operate in this market principally on a “commercial” market-driven business model. We leverage our deep customer relationships to anticipate market needs and then invest our internal research and development resources, build to our internal forecast and provide ready-to-ship, commercial off-the-shelf (“COTS”) products to customers. This enables us to adapt to changing customer requirements, innovate and drive differentiation and bring products to market faster. We believe that the need to connect disparate networks using Internet Protocol (“IP”)-based technology is driving a modernization cycle in the U.S. and internationally. We believe our business model, which drives speed and innovation, coupled with the scale provided by our international presence, will continue to make us competitive in the global market.
We have been investing to position ourselves for tactical radio modernization opportunities, including in our next-generation manpack and handheld solutions for the JTRS Handheld, Manpack and Small Form Fit (“HMS”) program and U.S. Special Operations Command (“SOCOM”) Special Operations Forces Tactical Communications (“STC”) programs, and for opportunities in manned and unmanned airborne applications from demand for extending ground tactical networks to the air.

Examples of significant recent contract awards for us include the following:

•	A 5-year, single-award Indefinite Delivery Indefinite Quantity (“IDIQ”) contract from the U.S. Navy in fiscal 2018 for HF and multiband handheld and manpack radio systems and accessories;

•	A 5-year, sole source IDIQ contract from the U.S. Air Force in fiscal 2018 to develop and deliver Handheld Video Data-Link (“HH-VDL”) radios;

•	A 5-year, single-award contract from the Australian Defence Forces in fiscal 2018 for integrated network modernization;

•	A 6-year, single-award IDIQ contract from SOCOM in fiscal 2017 to supply next-generation multi-channel multiband manpack radios to enable superior communications for U.S. Special Operations Forces;

•	A 5-year, single-award IDIQ contract from the U.S. Defense Logistics Agency in fiscal 2017 to provide tactical radio spare parts to the U.S. Army and Federal civilian agencies;

•	A 10-year (5-year base, one 5-year option), multi-award IDIQ contract from the U.S. Air Force in fiscal 2017 for cryptographic and information assurance products;

•	A 10-year (5-year base, one 5-year option), multi-award IDIQ contract from the U.S. Army in fiscal 2016 for multi-channel manpack radios under the HMS program;

•	A 6-year, single-award IDIQ contract from SOCOM in fiscal 2016 for a new integrated 2-channel handheld tactical radio;

•	A 5-year, single-award follow-on foreign military sales IDIQ contract from the U.S. Army Communications-Electronics Command (“CECOM”) in fiscal 2016 to supply secure tactical communication solutions;

•	A 5-year, single-award foreign military sales IDIQ contract from CECOM in fiscal 2016 to supply SINCGARS tactical solutions; and

•	A 10-year (5-year base, one 5-year option), multi-award IDIQ contract from the U.S. Army in fiscal 2015 for rifleman radios and associated services under the HMS program.
Night Vision:    We are a global supplier of high-performance, vision-enhancing products for U.S. and allied military and security forces and commercial customers. We design, develop and manufacture Generation 3 image intensification technology products, including:

•	Our AN/PVS-14 and AN/PVS-7 ground night vision goggles and spare image intensifier tubes;

•	Our AN/AVS-6 and AN/AVS-9 aviation night vision goggles, which provide rotary- and fixed-wing aircraft pilots the ability to operate in extreme low-light situations;

•
Our Enhanced Night Vision Goggles (“ENVG”), Spiral ENVG and Tactical Mobility Night Vision Goggles that use our sensor fusion technology to overlay image intensification imagery with thermal imagery, which enables users to effectively operate in extreme low-light and obscured battlefield conditions; and

•
Our soldier system platform, which combines night vision, augmented reality, live video and broadcast capabilities into one system, enabling enhanced soldier situational awareness and connection to the battlefield network.

Public Safety and Professional Communications:    We are a global supplier of critical communication solutions offering current and next-generation public safety radios, mission-critical networks and LTE-ready devices and applications for Federal, state and local public safety, utility, commercial and transportation organizations. We design, build, supply and maintain wireless communications systems, including digital trunked, statewide, multi-agency systems for public safety communications and large, wide-area and multi-state land mobile radio (“LMR”) and RF systems for some of the largest utility companies in the U.S. Our Voice, Interoperability, Data and Access (“VIDA”) network platform is a unified IP-based voice and data communication system that provides network-level interoperable communications among public safety agencies by supporting a full line of communication systems, including Association of Public Safety Communications Officials - International P25 (“P25”) industry-wide open standard technology. Our VIDA® network solutions currently serve as the backbone in some of the largest and most advanced statewide and regional communication networks in North America. We also are investing in next-generation, secure public safety-grade Long Term Evolution (“LTE”) solutions for voice, video and data applications.
We offer a full range of single-band LMR terminals, as well as multiband radios that include a handheld radio and a full-spectrum mobile radio for vehicles. Our multiband, multi-mode radios cover all public safety frequency bands in a single radio that is able to communicate across multiple organizations, jurisdictions and agencies operating on different frequencies and systems. Our multiband radios operate on P25 conventional and trunked systems and have a software-defined radio architecture that allows flexibility for future growth, including upgrading to P25 Phase 2, the next-generation standard for mission-critical communications. These radios also include advanced capabilities, such as an internal Global Positioning System receiver for situational awareness, internal secure Bluetooth® wireless technology and background noise suppression features. Our XL-200P multiband, handheld radio adds WiFi, WiFi Hotspot and LTE capabilities, as well as push-to-talk voice over IP in both WiFi and LTE, to P25/LMR capabilities and provides first responders the ability to communicate outside of their LMR coverage jurisdiction.

We also offer our SymphonyTM dispatch console system, which features a space-saving hardware platform and an advanced, customizable user interface to simplify workflow and enhance efficiencies. Our BeOn® secure group communications application is designed to enable emergency response teams and public safety users to connect seamlessly to the network backbone of many LMR systems from a smartphone, tablet or personal computer for P25 push-to-talk interoperability without the added expense of an additional LMR terminal.
Revenue, Operating Income and Backlog:    Revenue for our Communication Systems segment in fiscal 2018, 2017 and 2016 was $1,903 million, $1,753 million and $1,864 million, respectively. Segment operating income in fiscal 2018, 2017 and 2016 was $571 million, $524 million and $522 million, respectively. The percentage of our revenue contributed by this segment in fiscal 2018, 2017 and 2016 was 31 percent, 30 percent and 31 percent, respectively. The percentage of this segment’s revenue in fiscal 2018 that was derived outside of the U.S. was approximately 48 percent. The percentage of this segment’s revenue in fiscal 2018 that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 48 percent. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business - Principal Customers; Government Contracts” of this Report.
In general, this segment’s domestic products and services are sold directly to customers through its sales organization and through established distribution channels. Internationally, this segment markets and sells its products and services through regional sales offices and established distribution channels. For a general description of our international business, see “Item 1. Business - International Business” of this Report.
The funded backlog for this segment at the end of fiscal 2018, 2017 and 2016 was approximately $1.5 billion, $1.1 billion and $1.0 billion, respectively. Additional information regarding funded backlog is provided under “Item 1. Business - Funded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Electronic Systems
Electronic Systems provides electronic warfare, avionics and C4ISR solutions for defense and classified customers and mission-critical communication systems for civil and military aviation and other customers. Many of our Electronic Systems segment solutions include reliable, resilient and innovative cyber capabilities.
We design, develop, produce and supply advanced electronic warfare solutions for airborne, maritime and ground applications to the U.S. military, classified customers and allied nations. Our electronic warfare capabilities include threat identification for situational awareness; electronic countermeasures for self-protection, whether installed as part of the platform or offboard as decoys and expendables; electronic attack; and counter-improvised explosive devices (“IEDs”). We have provided electronic warfare solutions for strategic and tactical fixed-wing and rotary aircraft such as the F/A-18E/F Super Hornet (“F/A-18”), F-16, B1-B, B-52, MC-130H, AC-130U, MH-60, MH-47 and CV-22 aircraft, as well as maritime electronic support measures (“ESM”) for surface and subsurface vessels. In addition, we provide high-performance radar systems for defense and air traffic management (“ATM”) surveillance and precision approach radar.
Examples of our electronic warfare technology include:
Airborne

•	Our advanced integrated defense electronic warfare systems (“AIDEWS”) that provide integrated and podded self-protection and jamming;

•	Our integrated defensive electronic countermeasures (“IDECM”) system for the F/A 18;
Maritime

•	Our minesweeping systems and mine countermeasures that detect and neutralize subsurface threats;

•	Our transducer arrays that are used in sonar and acoustic systems to support navigation and situational awareness as well as anti-submarine and torpedo self-defense;
Ground

•
Our counter-radio controlled IED technology that protects ground forces in asymmetrical combat environments by continually scanning for threatening radio frequency signals and denying enemy use of those portions of the electromagnetic spectrum, without disrupting friendly signals and keeping lines of communication open;

•	Our land-based surveillance radar that provides three-dimensional radar capability for airborne defensive surveillance for the U.S. Navy; and

•	Our state-of-the-art wireless voice and data products and solutions.
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
We design and produce aircraft carriage and release equipment and weapons interface systems for fighter jets, surveillance aircraft and unmanned aerial vehicles for U.S. and allied military forces. Our carriage and release technology, including current pyrotechnic and next-generation pneumatic and electronically actuated release systems, allow aircraft to successfully deliver mission payloads and support a variety of aircraft stores, including weapons, sonobuoys, electronics pods, fuel tanks and unmanned vehicles. Our racks and launchers are components on aircraft including the F-35, F-22 Raptor, F/A-18, F-15E Strike Eagle, F-16 Fighting Falcon, P-8A Poseidon and MQ-9 Reaper. Our control electronics provide aircraft with the ability to communicate directly with smart and precision-guidance payloads and create compatibility between a wide range of stores and platforms.
We provide C4ISR solutions based on our major technology capabilities that include terrestrial SATCOM terminals; platform integration for battle management systems; advanced ground robotics; weapon and missile defense data-links; and naval acoustic sensors and systems. Our SATCOM terminals connect forces with communication satellites to deliver mission-critical data, including high-resolution imagery and video requiring enormous bandwidth, securely and reliably to any platform. As an example, under the U.S. Army Modernization of Enterprise Terminals (“MET”) program, we developed next-generation large satellite Earth stations to provide the worldwide backbone for high-priority military communications and missile defense systems and to support IP and dedicated circuit connectivity within the Global Information Grid, providing critical reach-capability for the warfighter. We also serve as a platform integrator for battle management systems for U.S. and allied military forces in order to integrate data from a variety of platforms and sensors in support of the planning and execution of operations, including terrain analysis, route management and global distribution of tactical and operational information, and to help military forces digitize their operations, providing a continuous, real-time platform for situational awareness and staff functions, including hostile and Blue Force Tracking, radio communications, planning, personnel, intelligence, local weather and other data. For example, we are providing an integrated battle management system to the United Arab Emirates Armed Forces for the Emirates Command & Control System Land Tactical Systems (“BMS-ELTS”) program. Our advanced ground robotics capabilities include ruggedized robots with a highly intuitive control interface, haptic feedback and human-like dexterity that support ISR, explosive ordnance disposal (“EOD”) and hazardous material (“HAZMAT”) missions. For example, we are providing our T7TM robotic system to the U.K. Ministry of Defence for its global EOD mission.
We design, develop and maintain high-reliability, secure and customized mission-critical communication systems that involve implementing and managing large, complex programs and integrating secure, advanced, standards-based communications and information processing technologies. These systems provide communications, surveillance and information management solutions for customers, including the FAA and other civil and military air navigation service providers (“ANSPs”), airports, airlines and system integrators.
We are the prime contractor and system architect for the FAA Telecommunications Infrastructure (“FTI”) program and several major FAA Next Generation Air Transportation System (“NextGen”) programs to transform and upgrade the National Airspace System (“NAS”), including the Automatic Dependent Surveillance-Broadcast (“ADS-B”) program, the Data Communications Integrated Services and Data Communication Network Services (“Datacomm”) program, the System-Wide Information Management (“SWIM”) program and the Common Support Service Weather (“CSS-Wx”) program. Under the FTI program, we designed, integrated and deployed, and now are operating and maintaining, the communications infrastructure for the U.S. air traffic control (“ATC”) system, which is fully operational at approximately 4,500 FAA sites across the U.S., providing voice, data and video communications. We were awarded in fiscal 2018 a 15-year, systems integration contract to modernize India’s ATM communications infrastructure.
We also provide several aviation products and services, including our Symphony® software suite that enables flight information display systems, resource allocations and environmental monitoring, and our OSYRIS Arrival Manager/Departure Manager product to optimize airport and runway throughput.
In addition, we are providing MyFloridaNet-2, a state-wide secure communications network with about 4,000 sites connecting public safety, law enforcement and other state and local government agencies, under a 14-year (7-year base, 7-year option), single-award IDIQ contract from the State of Florida awarded in fiscal 2017.
Revenue, Operating Income and Backlog:    Revenue for our Electronic Systems segment in fiscal 2018, 2017 and 2016 was $2,373 million, $2,251 million and $2,233 million, respectively. Segment operating income in fiscal 2018, 2017 and 2016 was $441 million, $464 million and $430 million, respectively. The percentage of our revenue contributed by this segment in fiscal 2018, 2017 and 2016 was 38 percent, 38 percent and 37 percent, respectively. The percentages of this segment’s revenue under contracts directly with end customers and under contracts with prime contractors in fiscal 2018 were approximately 68 percent and 32 percent, respectively. In fiscal 2018, this segment had a diverse portfolio of over 200 programs. Some of this segment’s more significant programs in fiscal 2018 included FTI, F-35, F/A-18E/F, ADS-B, BMS-ELTS and MET. The percentages of this segment’s revenue in fiscal 2018 represented by this segment’s largest program by revenue and ten largest programs by revenue were approximately 13 percent and 51 percent, respectively. The percentage of this segment’s revenue in fiscal 2018 that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 82 percent. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business - Principal Customers; Government Contracts” of this Report.
The funded backlog for this segment was approximately $2.6 billion, $1.9 billion and $1.9 billion at the end of fiscal 2018, 2017 and 2016, respectively. Additional information regarding funded backlog is provided under “Item 1. Business - Funded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
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
We develop, supply and integrate communication and information processing products, systems and networks for a diverse base of classified programs, which comprise about two-thirds of this segment’s revenue. Serving primarily U.S. Intelligence Community customers, including the NSA, the National Geospatial Intelligence Agency (“NGA”), the National Reconnaissance Office and the Defense Intelligence Agency, we provide integrated intelligence, surveillance and reconnaissance (“ISR”) solutions that improve situational awareness and intelligence value to decision makers. In addition, we have advanced capabilities in the architecture, design and development of highly specialized satellite antennas, structures, phased arrays and on-board reconfigurable processors that are used to enable next-generation satellite systems to provide the U.S. military and Intelligence Community with strategic and tactical advantages. Although classified programs generally are not discussed in this Report, the operating results relating to classified programs are included in our Consolidated Financial Statements. We believe that the business risks associated with our classified programs do not differ materially from the business risks associated with our other U.S. Government programs.
To help our DoD customers gain, maintain and exploit space superiority, we provide the full spectrum of enterprise architecture services that support the long-term planning, development, integration and sustainment of highly advanced, mission-critical space-based and ground-based surveillance systems for space situational awareness. We also design, integrate and sustain space control systems. For example, we sustain, maintain and modernize large radar installations globally and provide engineering support and sustainment for ground-based systems that support U.S. missile warning, missile defense and space surveillance missions for the U.S. Air Force under the System Engineering and Sustainment Integrator (“SENSOR”) program.
We are a leading provider of integrated real-time, autonomous geospatial solutions, extending from image and data collection through processing, exploitation and dissemination of actionable intelligence. Our specialized capabilities include highly reliable remote sensing systems for ground, air, sea and space; data encryption; information processing; real-time forensic and predictive analytics; content management; and system performance modeling and simulation. We also provide ground processing and analytics solutions that map and monitor Earth for a variety of government and commercial users.
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
An example of our capabilities is our complete, end-to-end solution under the National Oceanic and Atmospheric Administration (“NOAA”) Geostationary Operational Environmental Satellite - Series R (“GOES-R”) Ground and Antenna Segment weather programs. We designed, developed and delivered to NOAA the ground segment system that receives and processes satellite data, generates and distributes weather data to more than 10,000 direct users, and commands and controls the GOES-R satellites. We are also supplying antennas and control systems that will provide communication links for command, telemetry and sensor data, as well as the communication link to direct data users. Another example is the satellite sensors we are providing to measure pressure, moisture and thermal radiation for NASA’s Joint Polar Satellite System program.
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
We also develop small, affordable, high-resolution commercial imaging systems. We design, develop, manufacture and integrate agile and high-performance modular, reconfigurable space payloads that maximize mission performance. We help our customers achieve their space missions more quickly and cost effectively by brokering, designing and integrating multimission satellite hosted payloads. For example, we supplied Aireon, LLC with ADS-B receiver payloads that are part of a satellite-based aircraft tracking system to enhance global ATC. The payloads are hosted on the Iridium NEXT satellite constellation and provide a capability separate from the main mission of the constellation. Using our experience with hosted payloads, we are expanding into agile and resilient small satellite solutions, which we believe are aligned with the U.S. Government’s disaggregation and affordability initiatives.
We also provide space antenna systems and precision space structures. We are an experienced space reflector manufacturer and specialize in large, high-accuracy reflectors. From unfurlable and fixed-mesh reflector antennas to solid spot beam antennas, our solutions deliver significantly higher data rates and access greater amounts of bandwidth than standard satellite antenna technologies.
Another example of our solutions for commercial customers is our tool suite to enable customers to extract information from geospatial imagery products, including our Jagwire™ web-based geospatial data management software that quickly discovers data, transforms it into information and delivers it to decision makers, even in low bandwidth environments; and our ENVI® image analysis software that analyzes virtually any geospatial data type.
Revenue, Operating Income and Backlog:    Revenue for our Space and Intelligence Systems segment in fiscal 2018, 2017 and 2016 was $1,921 million, $1,902 million and $1,899 million, respectively. Segment operating income in fiscal 2018, 2017 and 2016 was $336 million, $311 million and $288 million, respectively. The percentage of our revenue contributed by this segment in fiscal 2018, 2017 and 2016 was 31 percent, 32 percent and 32 percent, respectively. The percentages of this segment’s revenue under contracts directly with end customers and under contracts with prime contractors in fiscal 2018 were approximately 72 percent and 28 percent, respectively. In fiscal 2018, this segment had a diverse portfolio of over 200 programs. Some of this segment’s more significant programs in fiscal 2018 included SENSOR, GOES-R and GPS and various classified programs. The percentages of this segment’s revenue in fiscal 2018 represented by this segment’s largest program by revenue and ten largest programs by revenue were approximately 9 percent and 48 percent, respectively. The percentage of this segment’s revenue in fiscal 2018 that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 93 percent. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business - Principal Customers; Government Contracts” of this Report.
The funded backlog for this segment was approximately $1.1 billion at the end of each of fiscal 2018, 2017 and 2016. Additional information regarding funded backlog is provided under “Item 1. Business - Funded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

International Business
Revenue from products and services exported from the U.S., including foreign military sales, or manufactured or rendered abroad in fiscal 2018, 2017 and 2016 was $1.3 billion (21 percent of our revenue), $1.3 billion (22 percent of our revenue) and $1.2 billion (20 percent of our revenue), respectively. Most of our international sales were derived from our Communication Systems and Electronic Systems segments. Direct export sales are primarily denominated in U.S. Dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Financial information regarding our domestic and international operations, including long-lived assets, is contained in Note 22: Business Segments in the Notes and is incorporated herein by reference.
The majority of our international marketing activities are conducted through subsidiaries that operate in Europe, Asia, the Middle East, Africa, Australia and Canada. We have also established international marketing organizations and several regional sales offices. For further information regarding our international subsidiaries, see Exhibit 21 of this Report.
Fiscal 2018 international revenue came from a large number of countries, and no single foreign country accounted for more than 5 percent of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried either on an open account or installment note basis. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to remain competitive in international markets, we also sometimes enter into offset agreements or recourse or vendor financing arrangements to facilitate sales to certain customers.
We utilize indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or government customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. Our dealers and distributors generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer. Revenue from indirect sales channels represented approximately 10 percent, 11 percent and 15 percent of total revenue and 47 percent, 38 percent and 62 percent of international revenue in fiscal 2018, 2017 and 2016, respectively.
The particular economic, social and political conditions for business conducted outside the U.S. differ from those encountered by businesses in the U.S. We believe that the overall business risk for our international business as a whole is somewhat greater than that faced by our domestic businesses as a whole. A description of the types of risks to which we are subject in our international business is contained in “Item 1A. Risk Factors” of this Report. In our opinion, these risks are partially mitigated by the diversification of our international business and the protection provided by letters of credit and advance payments, progress payments and other similar payments.
Competition
We operate in highly competitive markets that are sensitive to technological advances. Many of our competitors in each of our markets are larger than we are and can maintain higher levels of expenditures for research and development. In each of our markets, we concentrate on the opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these markets are product quality and reliability; technological capabilities, including reliable, resilient and innovative cyber capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; the effectiveness of third-party sales channels in international markets; and cost-effectiveness. We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs. Our principal competitors include BAE Systems, Boeing, General Dynamics, L-3 Technologies, Lockheed Martin, Motorola Solutions, Northrop Grumman, Raytheon and Rockwell Collins.
Principal Customers; Government Contracts
The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, in fiscal 2018, 2017 and 2016 was approximately 75 percent, 74 percent and 77 percent, respectively. No other customer accounted for more than 5 percent of our revenue in fiscal 2018. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report. Our U.S. Government sales are predominantly derived from contracts with departments and agencies of, and prime contractors to, the U.S. Government. Most of the sales in our Electronic Systems and Space and Intelligence Systems segments are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default based on performance.

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
Funded Backlog
Total Company-wide funded backlog was approximately $5.2 billion, $4.1 billion and $4.0 billion at the end of fiscal 2018, 2017 and 2016, respectively. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and development and production contracts of a cost-reimbursable or incentive nature. The level of order activity related to U.S. Government programs can be affected by timing of U.S. Government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
We define funded backlog as unfilled firm orders for products and services for which funding has been authorized and, in the case of U.S. Government customers, appropriated. In fiscal 2019, we expect to convert to revenue approximately 56 percent of our total funded backlog as of the end of fiscal 2018. However, we can give no assurance of such fulfillment or that our funded backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control.
Research and Development
Company-sponsored research and development (“R&D”) costs, which include R&D for commercial products and services and independent R&D related to government products and services, as well as concept formulation studies and technology development that occurs on certain bid and proposal efforts, in fiscal 2018, 2017 and 2016 were approximately $311 million, $310 million and $305 million, respectively. A portion of our independent R&D costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored R&D costs not otherwise allocable are charged to expense when incurred. Company-sponsored research is directed to the development of new products and services and to building technological capability in various markets.
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
Patents and Other Intellectual Property
We consider our patents and other intellectual property, in the aggregate, to constitute an important asset. We own a large portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property, including reliable, resilient and innovative cyber capabilities, and we routinely apply for new patents, trademarks and copyrights. We also license intellectual property to and from third parties. As of June 29, 2018, we held approximately 1,750 U.S. patents and 1,370 foreign patents, and had approximately 150 U.S. patent applications pending and 210 foreign patent applications pending. Unpatented research, development and engineering skills also make an important contribution to our business. Although our intellectual property rights in the aggregate are important to our business and the operations of our business segments, we do not consider our business or any business segment to be materially dependent on any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Report. With regard to certain patents, the U.S. Government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.
Environmental and Other Regulations
Our facilities and operations are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to waste and emissions. The applicable environmental laws and regulations are common within the industries and markets in which we operate and serve. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our financial condition, results of operations or cash flows. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. A portion of our environmental expenditures relates to businesses or operations we no longer own, but for which we have retained certain environmental liabilities. We did not spend material amounts on environmental-related capital projects in fiscal 2018, 2017 or 2016. Based on currently available information, we do not expect capital expenditures in fiscal 2019 or over the next several years to protect the environment and to comply with current environmental laws and regulations, as well as to comply with current and pending climate control legislation, regulation, treaties and accords, to be material or to have a material impact on our competitive position or financial condition, but we can give no assurance that such expenditures will not exceed current expectations, and such expenditures may increase in future years. If future treaties, laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures.
Additional information regarding environmental and regulatory matters is set forth in “Item 3. Legal Proceedings” of this Report and in Note 1: Significant Accounting Policies and Note 23: Legal Proceedings and Contingencies in the Notes.
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
Raw Materials and Supplies
Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials, such as electronic components, printed circuit boards, metals and plastics, needed for our operations and for our products. We are dependent on suppliers and subcontractors for a large number of components and subsystems and the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and to meet performance and quality specifications and delivery schedules. In some instances, we are dependent on one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. Although we have been affected by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products. On occasion, we have experienced component shortages from vendors as a result of natural disasters, or the RoHS environmental regulations in the European Union or similar regulations in other jurisdictions. These events or regulations may cause a spike in demand for certain electronic components, such as lead-free components, resulting in industry-wide supply chain shortages. As of June 29, 2018, these component shortages have not had a material adverse effect on our business. For further discussion of risks relating to subcontractors and suppliers, see “Item 1A. Risk Factors” of this Report.
Seasonality
We do not consider any material portion of our business to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of contract awards and the timing and availability of U.S.  Government funding, as well as the timing of product deliveries and customer acceptance.
Employees
We had approximately 17,500 employees at the end of fiscal 2018. Approximately 95 percent of our employees as of the end of fiscal 2018 were located in the U.S. A significant number of our employees possess a U.S. Government security clearance. We also utilize a number of independent contractors. Approximately 600 of our U.S. employees are working under collective bargaining agreements with labor unions and worker representatives. These collective bargaining agreements will be renegotiated at various times over the next three years as they expire. We have historically renegotiated these agreements without significant disruption to operating activities. For certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.
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

Certifications.    We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Report. In addition, an annual CEO certification was submitted by our Chief Executive Officer to the NYSE in November 2017 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by Harris of the NYSE’s corporate governance listing standards.

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
We are highly dependent on sales to U.S. Government customers. The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, in fiscal 2018, 2017 and 2016 was approximately 75 percent, 74 percent and 77 percent, respectively. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenue.
Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. We expect that a majority of the business that we seek will be awarded through competitive bidding. The U.S. Government has increasingly relied on certain types of contracts that are subject to multiple competitive bidding processes, including multi-vendor IDIQ, GWAC, General Services Administration Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. We operate in highly competitive markets. Many of our competitors have greater financial resources than we do and may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split among competitors, as well as the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. The current competitive environment has resulted in unsuccessful bidders more frequently initiating bid protests. Following any contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding.
Our U.S. Government programs must compete with programs managed by other government contractors and with other policy imperatives for consideration for limited resources and for uncertain levels of funding during the budget and appropriations process. Budget and appropriations decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) and potential alternative funding arrangements. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending, could have material adverse consequences on our current or future business. Any inability of the U.S. Government to complete its budget process for any government fiscal year and consequently having to operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution” or shut down, also could have material adverse consequences on our current or future business. For more information regarding sequestration, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Considerations — Industry-Wide Opportunities, Challenges and Risks” of this Report.
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
We face the risk, as does any company, of a security breach, whether through cyber attack, cyber intrusion or insider threat via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or with access to systems inside our organization, or other significant disruption of our IT networks and related systems or those of our suppliers or subcontractors. We face an added risk of a security breach or other significant disruption of the IT networks and related systems that we develop, install, operate and maintain for certain of our customers, which may involve managing and protecting information relating to national security and other sensitive government functions or personally identifiable or protected health information. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, is persistent and substantial as the volume, intensity and sophistication of attempted attacks, intrusions and threats from around the world remain elevated and unlikely to diminish. As an advanced technology-based solutions provider, and particularly as a government contractor, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks and related systems and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. We make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems and have implemented various measures to manage the risk of a security breach or disruption. Our efforts and measures have not been entirely effective in the case of every cyber security incident, but no incident has had a material negative impact on us to date. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and cyber intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks due to the nature of our business and the industries in which we operate. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Thus, it is impossible for us to entirely mitigate this risk, and there can be no assurance that future cyber security incidents will not have a material negative impact on us. A security breach or other significant disruption involving these types of information and IT networks and related systems could:

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

•	Compromise national security and other sensitive government functions;

•	Require significant management attention and resources to remedy the damages that result;

•	Subject us to claims for contract breach, damages, credits, penalties or termination; and

•	Damage our reputation with our customers (particularly agencies of the U.S. Government) and the general public.
Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations and cash flows.
The U.S. Government’s budget deficit, the national debt and sequestration, as well as any inability of the U.S. Government to complete its budget process for any government fiscal year and consequently having to operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution” or shut down, could have an adverse impact on our business, financial condition, results of operations and cash flows.
The U.S. Government’s budget deficit, the national debt and sequestration could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways, including the following:

•	The U.S. Government could reduce or delay its spending on, or reprioritize its spending away from, the government programs in which we participate;

•
The U.S. Government may be unable to complete its budget process for an upcoming government fiscal year prior to the year’s October 1 commencement and consequently would be required either to shut down or be funded pursuant to a “continuing resolution” that authorizes agencies of the U.S. Government to continue operations but does not authorize new spending initiatives, either of which could result in reduced or delayed orders or payments for products and services we provide, which may decrease our revenue, profitability or cash flows or otherwise have a material adverse effect on our business, financial condition and results of operations;

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

The level of returns on defined benefit plan assets, changes in interest rates and other factors could affect our financial condition, results of operations and cash flows in future periods.
A substantial portion of our current and retired employee population is covered by defined benefit pension and other postretirement defined benefit plans (collectively, “defined benefit plans”), as a result of our acquisition of Exelis in fiscal 2015. We may experience significant fluctuations in costs related to defined benefit plans as a result of macro-economic factors, such as interest rates, that are beyond our control. The cost of our defined benefit plans is incurred over long periods of time and involves various factors and uncertainties during those periods that can be volatile and unpredictable, including the rates of return on defined benefit plan assets, discount rates used to calculate liabilities and expenses, mortality of plan participants and trends for future medical costs. We develop our assumptions using relevant plan experience and expectations in conjunction with market-related data. Our financial condition and results of operations could be materially affected by significant changes in key economic indicators, financial market volatility, future legislation and other governmental regulatory actions.
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
On December 27, 2011, the U.S. Government’s Cost Accounting Standards Board published a final rule that harmonizes CAS pension cost reimbursement rules with the Pension Protection Act of 2006 (“PPA”) funding requirements. The rule is expected to eventually mitigate the mismatch between CAS costs and PPA-amended Employee Retirement Income Security Act of 1974 (“ERISA”) minimum funding requirements and result in an acceleration of allowable CAS pension costs as compared to the prior rules. The final rule applied to Exelis’ contracts starting in 2013, including a five-year phase in. The full phase-in was achieved in 2017. We anticipate that government contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule, although we can give no assurances in this regard.
We enter into fixed-price contracts that could subject us to losses in the event of cost overruns or a significant increase in inflation.
We have a number of fixed-price contracts, which allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, particularly for firm fixed-price contracts because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increase in inflation in the U.S. or other countries, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Cost overruns could have an adverse impact on our financial results. The potential impact of such risk on our financial results would increase if the mix of our contracts and programs shifted toward a greater percentage of fixed-price contracts, particularly firm fixed-price contracts.
We use estimates in accounting for many of our programs, and changes in our estimates could adversely affect our future financial results.
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
We are dependent on sales to customers outside the U.S. The percentage of our total revenue represented by revenue from products and services exported from the U.S., including foreign military sales, or manufactured or rendered abroad in fiscal 2018, 2017 and 2016 was 21 percent, 22 percent and 20 percent, respectively. Approximately 24 percent of our international business in fiscal 2018 was transacted in local currency. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is from, and a significant portion of our business activity is being conducted with or in, less-developed countries and sometimes countries with unstable governments, or in areas of military conflict or at military installations. Other risks of doing business internationally include:

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
We believe that, in order to remain competitive in the future, we will need to continue to develop new products, systems, services and technologies, which will require the investment of significant financial resources. The need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products, systems, services or technologies. Due to the design complexity of some of our products, systems, services and technologies, we may experience delays in completing development and introducing new products, systems, services or technologies in the future. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products, systems, services or technologies will develop as we currently anticipate. The failure of our products, systems, services or technologies to gain market acceptance could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products, systems, services or technologies that gain market acceptance in advance of our products, systems, services or technologies, or that our competitors will not develop new products, systems, services or technologies that cause our existing products, systems, services or technologies to become non-competitive or obsolete, which could adversely affect our results of operations. The future direction of the domestic and global economies, including its impact on customer demand, also will have a significant impact on our overall performance.
We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.
We participate in U.S. and international markets that are subject to uncertain economic conditions. In particular, U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including sequestration and potential alternative funding arrangements. In addition, certain of our non-U.S. customers, including in the Middle East and other oil or natural-gas producing countries, could be adversely affected by weakness or volatility in oil or natural gas prices, or negative expectations about future prices or volatility, which could adversely affect demand for our tactical communications, electronic systems or other products, systems or services. As a result, it is difficult to estimate the level of growth in the markets in which we participate. Because all components of our budgeting and forecasting are dependent on estimates of growth in the markets we serve, the uncertainty renders estimates of or guidance relating to future revenue, income and expenditures even more difficult. As a result, we may make significant investments and expenditures but never realize the anticipated benefits.
We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.
Ongoing instability and current conflicts in global markets, including in the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geo-political events throughout the world, including new or increased tariffs and potential trade wars and the pending voluntary exit of the United Kingdom from the European Union (commonly referred to as “Brexit”), have created economic and political uncertainties and impacts that could have a material adverse effect on our business, operations and profitability. These matters cause uncertainty in the world’s financial and insurance markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate. These matters may cause us to incur increased costs or experience difficulty with future borrowings under our commercial paper program or credit facilities or in the debt markets, or otherwise with financing our operating, investing (including any future acquisitions) or financing activities. These matters also may cause our insurance coverages and performance bonds to increase in cost, or in some cases, to be unavailable altogether.
Strategic transactions, including acquisitions and divestitures, involve significant risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows.
Strategic acquisitions and divestitures we have made in the past and may make in the future, as well as spin-offs in which Exelis was involved, present significant risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows , which include:

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

•
Risk that we assume or retain, or that companies we have acquired have assumed or retained or otherwise become subject to, significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties;

•	Risk that indemnification related to businesses divested or spun off that we may be required to provide or otherwise bear may be significant and could negatively impact our business;

•
Risk of exposure to potential liabilities arising out of applicable state and Federal fraudulent conveyance laws and legal distribution requirements from spin-offs in which Exelis was involved, particularly Exelis’ spin-off of Vectrus, Inc. (“Vectrus”) on September 27, 2014;

•
Risk that we may be responsible for U.S. Federal income tax liabilities related to Exelis’ spin-off of Vectrus if the transaction were determined to be taxable or if, in certain circumstances, subsequent significant acquisitions of Exelis or Vectrus stock were deemed to be part of a plan or series of related transactions that include the Vectrus spin-off;

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
Disputes with our subcontractors or the inability of our subcontractors to perform, or our key suppliers to timely deliver our components, parts or services, could cause our products, systems or services to be produced or delivered in an untimely or unsatisfactory manner.
We engage subcontractors on many of our contracts. We may have disputes with our subcontractors, including regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract or subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our products, systems and services that we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components, subsystems and services that we require. Our supply chain could also be disrupted by external events, such as natural disasters or other significant disruptions (including extreme weather conditions, medical epidemics, acts of terrorism, cyber attacks and labor disputes), governmental actions and legislative or regulatory changes, including product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards, or availability constraints from increased demand from customers. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products, systems and services to our customers. We can give no assurances that we will be free from disputes with our subcontractors; material supply constraints or problems; or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and could harm our business, financial condition, results of operations and cash flows. In addition, in connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. Government and we rely on our subcontractors and suppliers to comply with applicable laws, regulations and other requirements regarding procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials, including parts or materials they supply to us, and in some circumstances, we rely on their certifications as to their compliance. From time to time, there are components for which there may be only one supplier, which may be unable to meet our needs. Each of these subcontractor and supplier risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
Many of the markets we serve are characterized by vigorous protection and pursuit of intellectual property rights, which often has resulted in protracted and expensive litigation. Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and we may be found to be infringing or to have infringed directly or indirectly upon those intellectual property rights. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products, services and solutions. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements to establish and protect our intellectual property rights. If we fail to successfully protect and enforce these rights, our competitive position could suffer. Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage. We may be required to spend significant resources to monitor and enforce our intellectual property rights. We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies.
The outcome of litigation or arbitration in which we are involved from time to time is unpredictable, and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations and cash flows.
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
At the end of fiscal 2018, we had $3.7 billion in aggregate principal amount of outstanding debt and approximately $0.7 billion of unfunded defined benefit plans liability. In the future we may increase our borrowings; however, our ability to do so will be subject to limitations imposed on us by our debt agreements. Our ability to make payments on and to refinance our indebtedness as well as any future debt that we may incur and our ability to make contributions to our unfunded defined benefit plans liability, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due or make contributions to our unfunded defined benefit plans liability, we may be forced to sell assets or take other disadvantageous actions, including reducing financing in the future for working capital, capital expenditures and general corporate purposes; reducing our cash dividend rate and/or share repurchases; or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the defense technology industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.
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
Our operations are subject to and affected by many Federal, state, local and foreign environmental laws and regulations. In addition, we could be affected by future environmental laws or regulations, including, for example, new restrictions on materials used in our operations. Compliance with current and future environmental laws and regulations may require significant operating and capital costs. Environmental laws and regulations may authorize substantial fines and criminal sanctions as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations related to remediation of conditions in the environment. In addition, if violations of environmental laws result in us, or in one or more of our operations, being identified as an excluded party in the U.S. Government’s System for Award Management, then we or one or more of our operations would become ineligible to receive certain contracts, subcontracts and other benefits from the Federal government or to perform work under a government contract or subcontract. Generally, such ineligibility would continue until the basis for the listing has been appropriately addressed. Developments such as the adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments under previously priced contracts, or financial insolvency of other responsible parties could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
Our corporate headquarters and significant business operations are located in Florida, which is subject to the risk of major hurricanes. Our worldwide operations and operations of our suppliers could be subject to natural disasters or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, acts of terrorism, power shortages and blackouts, telecommunications failures, cyber attacks and other natural and manmade disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, subcontractors, distributors, resellers or customers; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses and have a material adverse effect on our business, financial condition, results of operations and cash flows.
Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other long-term assets to become impaired, resulting in substantial losses and write-downs that would adversely affect our results of operations.
From time to time, we acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, such assumptions and judgment may prove to have been inaccurate and unforeseen issues could arise, which could adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. Goodwill accounted for approximately 55 percent of our recorded total assets as of June 29, 2018. We evaluate the recoverability of recorded goodwill annually, as well as when we change reporting units and when events or circumstances indicate there may be an impairment. The impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition. For additional information on accounting policies we have in place for impairment of goodwill, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 1: Significant Accounting Policies and Note 8: Goodwill in the Notes.
Some of our workforce is represented by labor unions, so our business could be harmed in the event of a prolonged work stoppage.
Approximately 600 of our U.S. employees are unionized, which represented approximately 3 percent of our employee-base at the end of fiscal 2018. As a result, we may experience work stoppages that could adversely affect our business. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor collective bargaining agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could negatively impact our business, financial condition, results of operations and cash flows.
We must attract and retain key employees, and any failure to do so could seriously harm us.
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
Our principal executive offices are located at owned facilities in Melbourne, Florida. As of June 29, 2018, we operated approximately 160 locations in the U.S., Canada, Europe, the Middle East, Asia, Australia and South America, consisting of approximately 10 million square feet of manufacturing, administrative, R&D, warehousing, engineering and office space, of which we owned approximately 7 million square feet and leased approximately 3 million square feet. There are no material encumbrances on any of our owned facilities. Our leased facilities are, for the most part, occupied under leases for remaining terms ranging from one month to 10 years, a majority of which can be terminated or renewed at no longer than 5-year intervals at our option. As of June 29, 2018, we had major operations at the following locations:
Communication Systems — Rochester, New York; Lynchburg and Roanoke, Virginia; Hamilton and Pinkenba, Australia; and Basingstoke, United Kingdom.
Electronic Systems — Palm Bay, Panama City, Malabar and Melbourne, Florida; Clifton, New Jersey; Van Nuys, California; Herndon, Virginia; Salt Lake City, Utah; and Amityville, New York.
Space and Intelligence Systems — Palm Bay and Melbourne, Florida; Rochester, New York; Colorado Springs, Colorado; and Fort Wayne, Indiana.
Corporate — Melbourne, Florida.
The following is a summary of the approximate floor space of our offices and facilities in productive use, by segment, at June 29, 2018:

Segment	Approximate Total Sq. Ft. Owned	Approximate Total Sq. Ft. Leased	Approximate Total Sq. Ft.

	(In millions)
Communication Systems	1.5	0.4	1.9
Electronic Systems	2.1	1.6	3.7
Space and Intelligence Systems	2.5	0.9	3.4
Corporate	0.4	0.1	0.5
Total	6.5	3.0	9.5
In our opinion, our facilities, whether owned or leased, are suitable and adequate for their intended purposes and have capacities adequate for current and projected needs. We frequently review our anticipated requirements for facilities and will, from time to time, acquire additional facilities, expand existing facilities and dispose of existing facilities or parts thereof, as management deems necessary. For more information about our lease obligations, see Note 17: Lease Commitments in the Notes. Our facilities and other properties are generally maintained in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS.
General.    From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At June 29, 2018, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 29, 2018 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Environmental Matters.    We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice (“DOJ”), Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis, of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the lower 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at June 29, 2018 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The name, age, position held with us, and principal occupation and employment during at least the past five years for each of our executive officers as of August 25, 2018, were as follows:

Name and Age	Position Currently Held and Past Business Experience
William M. Brown, 55
Chairman, President and Chief Executive Officer since April 2014. President and Chief Executive Officer from November 2011 to April 2014. Formerly with United Technologies Corporation (“UTC”), as Senior Vice President, Corporate Strategy and Development from April 2011 to October 2011; as President of UTC’s Fire & Security division from 2006 to 2011; and in U.S. and international roles at UTC’s Carrier Corporation from 2000 to 2006, including President of the Carrier Asia Pacific Operations; and as Director, Corporate Strategy and Business Development from 1997 to 2000. Before joining UTC in 1997, Mr. Brown worked for McKinsey & Company as a senior engagement manager, and prior to that, at Air Products and Chemicals, Inc. as a project engineer. Mr. Brown joined Harris in 2011.

Robert L. Duffy, 51
Senior Vice President, Human Resources and Administration since July 2012. Formerly with UTC, as Vice President, Human Resources for UTC’s Sikorsky aircraft operation from 2010 to 2011; and in similar roles within UTC’s Fire & Security, Carrier, Hamilton Sundstrand and Pratt & Whitney operations from 1998 to 2009. Before joining UTC in 1998, Mr. Duffy held human resource management positions with Royal Dutch Shell and James River Corporation. Mr. Duffy joined Harris in 2012.

Sheldon J. Fox, 59
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

William H. Gattle, 57
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

Rahul Ghai, 46
Senior Vice President and Chief Financial Officer since February 2016. Vice President, Finance-Integration from March 2015 to February 2016. Formerly with Aetna Inc., as Vice President, Financial Planning and Integration from August 2013 to February 2015; and Chief Financial Officer for Aetna International from May 2012 to August 2013. Before joining Aetna, Mr. Ghai held positions at UTC from 2000 to 2012, including as Vice President-Financial Planning and Analysis and Treasury for UTC’s Hamilton Sundstrand division (January 2012 to May 2012); Vice President-Financial Planning and Analysis and Operations Finance for UTC’s Fire & Security division (2009-2011); Chief Financial Officer, Americas, Fire & Security Services (2007-2009); and Director, Global Operations Finance, Fire & Security (2005-2007). Mr. Ghai joined Harris in 2015.

Dana A. Mehnert, 56
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
Scott T. Mikuen, 56
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

Todd A. Taylor, 45
Vice President, Principal Accounting Officer since May 2015. Vice President from April 2015 to May 2015. Formerly with Molex, Inc., as Vice President, Chief Accounting Officer and Corporate Controller from September 2012 to April 2015, Director of Finance and Corporate Controller from September 2010 to September 2012 and Director of Accounting from June 2008 to September 2010; with PricewaterhouseCoopers, as Internal Audit Advisory Director from March 2003 to June 2008; and with Wells Fargo, as Internal Controls Manager from September 1999 to February 2003. Mr. Taylor began his career in public accounting with RSM McGladrey in 1996. Mr. Taylor joined Harris in 2015.

Christopher D. Young, 58
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

Edward J. Zoiss, 53
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
Market Information and Price Range of Common Stock
Our common stock, par value $1.00 per share, is listed and traded on the NYSE, under the ticker symbol “HRS.” According to the records of our transfer agent, as of August 24, 2018, there were approximately 12,209 holders of record of our common stock. The high and low sales prices of our common stock as reported in the NYSE consolidated transaction reporting system and the cash dividends paid on our common stock for each quarterly period in our last two fiscal years are reported below:

	High	Low	Cash Dividends		High	Low	Cash Dividends
Fiscal 2018				Fiscal 2017
First Quarter	$132.00	$109.08	$0.57	First Quarter	$94.09	$80.78	$0.53
Second Quarter	$144.94	$131.52	0.57	Second Quarter	$107.54	$88.89	0.53
Third Quarter	$164.58	$140.84	0.57	Third Quarter	$113.00	$99.13	0.53
Fourth Quarter	$170.54	$142.50	0.57	Fourth Quarter	$114.32	$106.18	0.53
			$2.28				$2.12
On August 24, 2018, the last sale price of our common stock as reported in the NYSE consolidated transaction reporting system was $163.23 per share.
Dividends
The cash dividends paid on our common stock for each quarterly period in our last two fiscal years are set forth in the tables above. On August 25, 2018, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.57 per share to $.685 per share, for an annualized cash dividend rate of $2.74 per share, which was our seventeenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate in fiscal 2018, 2017 and 2016 was $2.28 per share, $2.12 per share and $2.00 per share, respectively. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that quarterly cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of quarterly cash dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors that our Board of Directors may deem relevant.
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
The performance graph and table below compare the 5-year cumulative total shareholder return of our common stock with the comparable 5-year cumulative total returns of the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the Standard & Poor’s 500 Aerospace & Defense Index (“S&P 500 Aerospace & Defense”). The figures in the performance graph and table below assume an initial investment of $100 at the close of business on June 28, 2013 in Harris common stock, the S&P 500 and the S&P 500 Aerospace & Defense and the reinvestment of all dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
HARRIS, S&P 500 AND S&P 500 AEROSPACE & DEFENSE

HARRIS FISCAL YEAR END	2013	2014	2015	2016	2017	2018
Harris	$100	$158	$166	$180	$243	$327
S&P 500	$100	$125	$135	$140	$164	$188
S&P 500 Aerospace & Defense	$100	$131	$142	$159	$205	$257

Sales of Unregistered Securities
During fiscal 2018, we did not issue or sell any unregistered securities.

Issuer Purchases of Equity Securities
During fiscal 2018, we repurchased 1,959,435 shares of our common stock under our current repurchase program for $272 million at an average share price of $138.87, excluding commissions of $.02 per share. During fiscal 2017, we repurchased 6,637,239 shares of our common stock under our current and prior repurchase programs for $710 million, including $600 million pursuant to fixed-dollar accelerated share repurchase (“ASR”) agreements (including 296,952 shares of our common stock received in the first quarter of fiscal 2018 pursuant to an ASR agreement). The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended June 29, 2018:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
Month No. 1
(March 31, 2018-April 27, 2018)
Repurchase program(1)	—	—	—	$776,343,512
Employee transactions(2)	2,273	$160.77	—	—
Month No. 2
(April 28, 2018-May 25, 2018)
Repurchase program(1)	115,000	$152.60	115,000	$758,794,323
Employee transactions(2)	21,425	$150.02	—	—
Month No. 3
(May 26, 2018-June 29, 2018)
Repurchase program(1)	377,722	$152.25	377,722	$701,284,313
Employee transactions(2)	28,373	$151.29	—	—
Total	544,793		492,722	$701,284,313
_______________
* Periods represent our fiscal months.

(1)
On February 2, 2017, we announced that on January 26, 2017, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of June 29, 2018, $701,284,313 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our repurchase program, which does not have a stated expiration date.

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
The following table summarizes our selected historical financial information for each of the last five fiscal years. Amounts pertaining to our results of operations are presented on a continuing operations basis. See Note 3: Discontinued Operations and Divestitures in the Notes for information regarding discontinued operations. The selected financial information shown below has been derived from our audited Consolidated Financial Statements, which for data presented for fiscal 2018 and 2017 are included elsewhere in this Report. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes, included elsewhere in this Report.

	Fiscal Years Ended
	2018(1)	2017(2)	2016(3)	2015(4)	2014
	(In millions, except per share amounts)
Results of Operations:
Revenue from product sales and services	$6,182	$5,900	$5,992	$3,885	$3,622
Cost of product sales and services(5)	3,931	3,734	3,832	2,304	2,118
Interest expense	170	172	183	130	94
Income from continuing operations before income taxes	926	905	884	396	642
Income taxes	205	267	273	109	202
Income from continuing operations	721	638	611	287	440
Discontinued operations, net of income taxes	(3)	(85)	(287)	47	94
Net income	718	553	324	334	534
Noncontrolling interests, net of income taxes	—	—	—	—	1
Net income attributable to Harris Corporation	718	553	324	334	535
Average shares outstanding (diluted)	121.1	124.3	125.0	106.8	107.3
Per Share Data (Diluted):
Income from continuing operations	$5.94	$5.12	$4.87	$2.67	$4.08
Income (loss) from discontinued operations, net of income taxes	(0.02)	(0.68)	(2.28)	0.44	0.87
Net income	5.92	4.44	2.59	3.11	4.95
Cash dividends	2.28	2.12	2.00	1.88	1.68
Financial Position at Fiscal Year-End:
Net working capital(6)	$435	$147	$643	$909	$877
Net property, plant and equipment	900	904	924	1,031	576
Long-term debt, net	3,408	3,396	4,120	5,053	1,564
Total assets	9,839	10,090	12,009	13,127	4,919
Equity	3,322	2,928	3,057	3,402	1,825
Book value per share	28.09	24.48	24.53	27.51	17.30
_______________

(1)
Results for fiscal 2018 included: (i) $47 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business and other items; (ii) $27 million of losses and other costs related to debt refinancing; (iii) $14 million of charges related to non-cash adjustments for deferred compensation and the impact of tax reform; and (iv) a $5 million charge related to consolidation of certain Exelis facilities initiated in fiscal 2017. The net after-tax impact from these fiscal 2018 items was $68 million or $.56 per diluted common share.

(2)	Results for fiscal 2017 included a $51 million after-tax ($.41 per diluted common share) charge for Exelis acquisition-related and other items.

(3)
Results for fiscal 2016 included: (i) $121 million for integration and other costs associated with our acquisition of Exelis in the fourth quarter of fiscal 2015, including $11 million for amortization of a step-up in inventory; (ii) a net liability reduction of $101 million for certain post-employment benefit plans; (iii) $33 million of charges for restructuring and other items; and (iv) a $10 million net gain on the sale of Aerostructures. The net after-tax impact from these fiscal 2016 items was $34 million or $.27 per diluted common share.

(4)
Results for fiscal 2015 included results of Exelis following the close of the acquisition on May 29, 2015 and a $205 million after-tax ($1.91 per diluted share) charge for transaction, financing, integration, restructuring and other costs, primarily related to our acquisition of Exelis.

(5)
“Cost of products sales and services” from prior years have been adjusted to conform to current-year classifications. Reclassifications include certain human resources, information technology (“IT”), direct selling and bid and proposal costs that were previously included as “Cost of product sales and services” line items and are now reflected in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income

(6)
Net working capital decreased in fiscal 2017 compared with fiscal 2016 primarily due to a $172 million increase in current portion of long-term debt and a $161 million decrease associated with net working capital of discontinued operations.

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
The following is a list of the sections of this MD&A, together with our perspective on their contents, which we hope will assist in reading these pages:

•
Business Considerations — a general description of our business; the value drivers of our business; fiscal 2018 results of operations and liquidity and capital resources key indicators; and industry-wide opportunities, challenges and risks that are relevant to us in defense, government and commercial markets.

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

•
Critical Accounting Policies and Estimates — a discussion of accounting policies and estimates that require the most judgment and a discussion of accounting pronouncements that have been issued but not yet implemented by us and their potential impact on our financial condition, results of operations and cash flows.

•
Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.

BUSINESS CONSIDERATIONS
General
We generate revenue, income and cash flows by developing, manufacturing or providing, and selling advanced, technology-based solutions that solve government and commercial customers’ mission-critical challenges. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of the end of fiscal 2018, we had approximately 17,500 employees, including approximately 7,900 engineers and scientists. We generally sell directly to our customers, and we utilize agents and intermediaries to sell and market some products and services, especially in international markets.
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

•
Electronic Systems, providing electronic warfare, avionics, and C4ISR solutions for defense and classified customers and mission-critical communication systems for civil and military aviation and other customers; and

•
Space and Intelligence Systems, providing intelligence, space protection, geospatial, complete Earth observation, universe exploration, PNT, and environmental solutions for national security, defense, civil and commercial customers, using advanced sensors, antennas and payloads, as well as ground processing and information analytics.

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
Value Drivers of Our Business
In recent years, we have reshaped our portfolio of businesses to focus on high-growth, high-margin businesses, successfully integrated Exelis and made investments that led to several new product launches and strategic program awards. Fiscal 2018 marked an inflection point as we returned to growth across all three business segments, maintained strong margins through our focus on operational excellence and recorded significantly higher orders that drove a 26 percent increase in backlog for fiscal 2018 compared with fiscal 2017. In addition to dividends and share repurchases, we made debt repayments and voluntary pension plan contributions that expanded our future financial flexibility. We plan to build on our strong fiscal 2018 performance, and together with a well-funded U.S. Government budget and a continued focus on operational excellence and innovation, we believe we are well positioned to achieve our fiscal 2019 strategic priorities, which include the following:

•	Accelerating revenue growth across all three business segments;

•	Driving flawless execution while expanding margins through operational excellence; and

•	Sustaining cash flow with shareholder friendly capital deployment.
We expect a more favorable budget environment, especially in strategic areas, our solid fiscal 2018 backlog growth and strong customer relationships to serve as the basis for accelerating revenue growth across our business segments in fiscal 2019. The Government Fiscal Year (“GFY”) 2018 Omnibus Appropriations Bill reflected that our programs continue to remain a priority for U.S. Government customers, and President Trump’s GFY 2019 budget proposal would fully fund all of our major DoD and civil agency programs. For Communication Systems, DoD tactical modernization programs are beginning to increase across all the services, and we expect our international tactical business to be able to leverage its incumbent position and large installed base and benefit from higher defense spending by coalition partners. In Electronic Systems, we believe we are entering a multi-year growth cycle driven by our position on long-term avionics and electronic warfare platforms. For Space and Intelligence Systems, we believe, in a growing budget environment, we will be able to maintain high win-rates and expand into adjacencies in order to accelerate growth in classified programs, and we expect our environmental business to stabilize and return to growth.
We believe operational leverage from accelerating growth across our business segments, combined with our continued focus on operational excellence and innovation, will drive margin expansion and increased profitability.
Our operational excellence program, Harris Business Excellence (“HBX”), is focused on streamlining processes, eliminating waste, reducing costs, optimizing program execution and increasing customer satisfaction. We are approximately half-way through standardizing our IT systems, which we expect will dramatically reduce the number of enterprise resource planning platforms, simplify our operating environment, drive productivity through growth in shared services, automate core processes and lay the foundation of our enterprise-wide digital strategy. We are working toward eliminating many of our data centers and making the remainder cloud-enabled. We also are continuing to focus on cost savings in our supply chain through “value engineering” and “should-cost” analysis, as well as improving supplier performance and reducing sole-sourced components on legacy solutions.
Innovation is at the core of our success, and R&D investment represents the foundation for innovation. We are fundamentally reshaping how we design and develop new products to get more out of our R&D investment. We are deploying “DevOps” to streamline software development, which has grown to be a significant portion of our engineering work today and is expected to increase over time. We also use standardized processes and common metrics to track progress and gauge success, as well as core technology centers to more fully leverage R&D investment across our Company.
During fiscal 2018, we returned to our shareholders $272 million in dividends and another $272 million through share repurchases. We also used $271 million for net repayment of borrowings and $300 million for a voluntary contribution to our U.S. defined benefit plans, which helped reduce our net unfunded defined benefit plans liability by 44 percent to $0.7 billion or 11 percent of total liabilities at the end of fiscal 2018. In fiscal 2019, we believe accelerating revenue growth across our business segments, margin expansion and increased profitability will improve our operating cash flow, which we expect to use for increased dividends, share repurchases, debt repayments and reinvestment to grow our strategic businesses.

Key Indicators
We believe our value drivers, when implemented, will improve our financial results, including: revenue; income from continuing operations; income from continuing operations as a percentage of revenue; income from continuing operations per diluted common share; net cash provided by operating activities; return on invested capital; return on average equity; and consolidated total indebtedness to total capital ratio. The measure of our success is reflected in our results of operations and liquidity and capital resources key indicators as discussed below.
Fiscal 2018 Results of Operations Key Indicators:    Revenue, income from continuing operations, income from continuing operations per diluted common share and income from continuing operations as a percentage of revenue represent key measurements of our value drivers:

•	Revenue increased 5 percent to $6.2 billion in fiscal 2018 from $5.9 billion in fiscal 2017;

•	Income from continuing operations increased 13 percent to $721 million in fiscal 2018 from $638 million in fiscal 2017;

•	Income from continuing operations as a percentage of revenue increased to 12 percent in fiscal 2018 from 11 percent in fiscal 2017; and

•
Income from continuing operations per diluted common share increased 16 percent to $5.94 in fiscal 2018 from $5.12 in fiscal 2017, reflecting both the increase in income from continuing operations as noted above and fewer diluted common shares outstanding due to repurchases of shares of common stock under our repurchase program during fiscal 2018.

Refer to MD&A heading “Operations Review” below in this Report for more information.
Liquidity and Capital Resources Key Indicators:     Net cash provided by operating activities, return on invested capital, return on average equity, our consolidated total indebtedness to total capital ratio and our net unfunded defined benefit plans liability also represent key measurements of our value drivers:

•	Net cash provided by operating activities increased to $751 million in fiscal 2018 from $569 million in fiscal 2017;

•
Return on invested capital (defined as after-tax operating income from continuing operations divided by the two-point average of invested capital at the beginning and end of the fiscal year, where invested capital equals equity plus debt, less cash and cash equivalents) increased to 13 percent in fiscal 2018 from 11 percent in fiscal 2017;

•
Return on average equity (defined as income from continuing operations divided by the two-point average of equity at the beginning and end of the fiscal year) increased to 23 percent in fiscal 2018 from 21 percent in fiscal 2017;

•	Our consolidated total indebtedness to total capital ratio at June 29, 2018 was 53 percent, compared with our 65 percent covenant limitation under our senior unsecured revolving credit facility; and

•	Our net unfunded defined benefit plans liability decreased $0.6 billion in fiscal 2018 to $0.7 billion at June 29, 2018 compared with $1.3 billion at June 30, 2017.
Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” below in this Report for more information on net cash provided by (used in) operating, investing and financing activities.
Industry-Wide Opportunities, Challenges and Risks
Department of Defense and Other U.S. Federal Markets: Our largest customers are various departments and agencies of the U.S. Government — the percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, in fiscal 2018, 2017 and 2016 was approximately 75 percent, 74 percent and 77 percent, respectively. The GFY 2018 (U.S. Government fiscal years begin October 1 and end September 30) budget cycle ended with the Omnibus Appropriations Bill being passed by Congress and signed by President Trump on March 23, 2018. Our programs were fully funded and continue to remain priorities for U.S. Government customers.
In February 2018, President Trump submitted a budget proposal for GFY 2019 to Congress that would fully fund all of our major DoD and civil agency programs. The GFY 2019 budget proposal includes $617 billion in DoD base funding and an additional $69 billion in Overseas Contingency Operations (“OCO”) funding. The DoD budget proposal would increase funding across all of the services, including SOCOM, compared with GFY 2018 Omnibus Appropriations Bill levels.
In February 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (“BBA 2018”), which increased the sequester caps on discretionary defense spending imposed by the Budget Control Act of 2011 (“BCA”) by $80 billion in GFY 2018 and $85 billion in GFY 2019, providing more certainty in the near-term budget planning process. The BCA had previously established limits on discretionary spending and reduced planned defense spending by $487 billion over a ten-year period beginning with GFY 2012. The BCA also provided additional automatic spending reductions, known as sequestration, that would have resulted in an additional $500 billion reduction to planned defense spending over a nine-year period beginning with GFY 2013. The BBA 2018 did not impact GFYs 2020 through 2022 — the budget caps and the across-the-board spending reduction methodology provided under the BCA remain intact.
On August 12, 2018, President Trump signed the 2019 National Defense Authorization Act, and although we anticipate debate will continue within the U.S. Government over defense spending for GFY 2019 (which may have a significant impact on defense spending broadly and on our specific programs), our programs have been well supported in the GFY 2018 Omnibus Appropriations Bill and the President’s GFY 2019 budget proposal.
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
State and Local:    We also provide products to state and local government agencies that are committed to protecting our homeland and public safety. The public safety market was in fiscal 2018, and is expected to continue to be in fiscal 2019, highly competitive and dependent on state and local government budgets. Future market opportunities include upgrading aging analog infrastructure to new digital standards, as well as opportunities associated with next-generation LTE solutions for high data-rate applications.
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

OPERATIONS REVIEW
Consolidated Results of Operations

	Fiscal Years Ended
	2018	2017	2018/2017 Percent Increase/ (Decrease)	2016	2017/2016 Percent Increase/ (Decrease)

	(Dollars in millions, except per share amounts)
Revenue:
Communication Systems	$1,903	$1,753	9%	$1,864	(6)%
Electronic Systems	2,373	2,251	5%	2,233	1%
Space and Intelligence Systems	1,921	1,902	1%	1,899	—
Corporate eliminations	(15)	(6)	*	(4)	*
Total revenue	6,182	5,900	5%	5,992	(2)%
Cost of product sales and services:
Cost of product sales	(3,106)	(2,964)	5%	(3,079)	(4)%
% of revenue from product sales	61%	64%		64%
Cost of services	(825)	(770)	7%	(753)	2%
% of revenue from services	74%	62%		64%
Total cost of product sales and services	(3,931)	(3,734)	5%	(3,832)	(3)%
% of total revenue	64%	63%		64%
Gross margin	2,251	2,166	4%	2,160	—
% of total revenue	36%	37%		36%
Engineering, selling and administrative expenses	(1,129)	(1,093)	3%	(1,105)	(1)%
% of total revenue	18%	19%		18%
Operating income	1,122	1,073	5%	1,055	2%
% of total revenue	18%	18%		18%
Non-operating income (loss)	(28)	2	*	10	*
Net interest expense	(168)	(170)	(1)%	(181)	(6)%
Income from continuing operations before income taxes	926	905	2%	884	2%
Income taxes	(205)	(267)	(23)%	(273)	(2)%
Effective tax rate	22%	30%		31%
Income from continuing operations	$721	$638	13%	$611	4%
% of total revenue	12%	11%		10%
Income from continuing operations per diluted common share	$5.94	$5.12	16%	$4.87	5%
_______________
* Not meaningful
Revenue
Fiscal 2018 Compared With Fiscal 2017:    The increase in revenue in fiscal 2018 compared with fiscal 2017 was primarily due to higher DoD tactical radio sales in our Communication Systems segment, reflecting readiness and modernization demand from the U.S. Army and U.S. Air Force, and higher Avionics and Electronic Warfare revenue from long-term avionics platforms, including the F-35, F/A-18 and F-16, and higher revenue from C4ISR (including wireless solutions) in our Electronic Systems segment.
Fiscal 2017 Compared With Fiscal 2016:    The decrease in revenue in fiscal 2017 compared with fiscal 2016 was primarily due to lower Tactical Communications revenue in our Communication Systems segment and lower revenue due to the impact of the divestiture of our Aerostructures business in the fourth quarter of fiscal 2016, which contributed $60 million of revenue in fiscal 2016 in our Electronic Systems segment, and the impact of certain environmental and commercial space programs in our Space and Intelligence Systems segment transitioning from a build-out to a sustainment phase, partially offset by higher revenue from the ramp up of the United Arab Emirates BMS-ELTS integrated battle management system program and from Electronic Warfare in our Electronic Systems segment and by $36 million of higher revenue from classified customers in our Space and Intelligence Systems segment.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Gross Margin
Fiscal 2018 Compared With Fiscal 2017:    Gross margin increased in fiscal 2018 compared with fiscal 2017 primarily due to higher revenue, partially offset by a 1 percentage point decrease in gross margin as a percentage of revenue (“gross margin percentage”). The decrease in gross margin percentage in fiscal 2018 compared with fiscal 2017 reflected a less favorable mix of program revenue and product sales and an unfavorable impact from the ADS-B program, including a favorable contract settlement in the second quarter of fiscal 2017 and the program transition from build-out to sustainment, partially offset by productivity savings and incremental pension income.
Fiscal 2017 Compared With Fiscal 2016:    Gross margin increased in fiscal 2017 compared with fiscal 2016 primarily due to a 1 percentage point increase in gross margin percentage reflecting cost containment, integration-related synergy savings and higher pension income, partially offset by lower margins from the ADS-B program as it transitioned from build-out to sustainment in the third and fourth quarters of fiscal 2017 and the margin impact of lower revenue in our Communication Systems segment.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
Fiscal 2018 Compared With Fiscal 2017:    The increase in engineering, selling and administrative (“ESA”) expenses in fiscal 2018 compared with fiscal 2017 was primarily due to $47 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business and other items, higher employment and distribution costs and a $12 million non-cash adjustment for deferred compensation, partially offset by a $53 million reduction in Exelis acquisition-related and other charges in fiscal 2018 compared with fiscal 2017. The decrease in ESA expenses as a percentage of revenue (“ESA percentage”) in fiscal 2018 compared with fiscal 2017 was primarily due to cost containment.
Overall Company-sponsored R&D costs were $311 million in fiscal 2018 compared with $310 million in fiscal 2017.
Fiscal 2017 Compared With Fiscal 2016:    The decrease in ESA expenses in fiscal 2017 compared with fiscal 2016 was primarily due to cost containment, integration-related synergy savings and a $63 million reduction in integration and other costs associated with our acquisition of Exelis in the fourth quarter of 2015, partially offset by the benefit in fiscal 2016 of $101 million net liability reduction for certain post-employment benefit plans recorded during the second quarter of fiscal 2016. ESA percentage in fiscal 2017 was comparable with fiscal 2016.
Overall Company-sponsored R&D costs were $310 million in fiscal 2017 compared with $305 million in fiscal 2016.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Operating Income
Fiscal 2018 Compared With Fiscal 2017: The increase in operating income and comparability of operating income as a percentage of total revenue (“operating margin percentage”) in fiscal 2018 compared with fiscal 2017 were primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding fiscal 2018 and 2017.
Fiscal 2017 Compared With Fiscal 2016: The increase in operating income and comparability of operating margin percentage in fiscal 2017 compared with fiscal 2016 were primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding fiscal 2017 and 2016.
Non-Operating Income (Loss)
Fiscal 2018 Compared With Fiscal 2017:    Non-operating loss in fiscal 2018 was primarily due to $27 million of losses and other costs related to debt refinancing in the fourth quarter of fiscal 2018. Non-operating income in fiscal 2017 was primarily due to an adjustment to the net gain on the sale of Aerostructures.
Fiscal 2017 Compared With Fiscal 2016:    Non-operating income in fiscal 2017 was primarily due to the same reason as noted above for fiscal 2017 non-operating income. Non-operating income in fiscal 2016 was primarily due to a $10 million net gain on the divestiture of Aerostructures during the fourth quarter of fiscal 2016.
See Note 19: Non-Operating Income (Loss) in the Notes for further information.
Net Interest Expense
Fiscal 2018 Compared With Fiscal 2017:    Our net interest expense decreased in fiscal 2018 compared with fiscal 2017 primarily due to lower average debt levels as a result of $271 million of net repayment of borrowings, which included our repayment at maturity of the entire outstanding $500 million aggregate principal amount of our 1.999% Notes due April 27, 2018. See Note 12: Debt in the Notes for further information.
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
Income Taxes
Fiscal 2018 Compared With Fiscal 2017:    In fiscal 2018, our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) benefited from the net favorable impact of:

•	The enactment of a lower U.S. statutory corporate income tax rate in fiscal 2018;

•	Additional research credits claimed on our fiscal 2017 tax return compared with our recorded estimates at the end of fiscal 2017; and

•	The favorable impact of releasing provisions for uncertain tax positions.
In fiscal 2017, our effective tax rate benefited from:

•	The favorable impact of excess tax benefits related to equity-based compensation;

•	Several differences between U.S. generally accepted accounting principles (“GAAP”) and tax accounting related to investments; and

•	Additional deductions and additional research credits claimed on our fiscal 2016 tax return compared with our recorded estimates at the end of fiscal 2016.
Fiscal 2017 Compared With Fiscal 2016: The major discrete items from which our fiscal 2017 effective tax rate benefited are those noted for fiscal 2017 in the preceding discussion under “Income Taxes.” In fiscal 2016, our effective tax rate benefited from:

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
See Note 21: Income Taxes in the Notes for further information.
Income From Continuing Operations
Fiscal 2018 Compared With Fiscal 2017: The increase in income from continuing operations in fiscal 2018 compared with 2017 was primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding fiscal 2018 and 2017.
Fiscal 2017 Compared With Fiscal 2016: The increase in income from continuing operations in fiscal 2017 compared with 2016 was primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding fiscal 2017 and 2016.
Income From Continuing Operations Per Diluted Common Share
Fiscal 2018 Compared With Fiscal 2017:    The increase in income from continuing operations per diluted common share in fiscal 2018 compared with fiscal 2017 was due to the increase in income from continuing operations in fiscal 2018 compared with fiscal 2017 and the net impact of shares of our common stock repurchased under our repurchase program during fiscal 2018, shares issued under our stock incentive and defined contribution plans and the incremental dilutive impact of share-based awards during fiscal 2018 compared with fiscal 2017.
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

Discussion of Business Segment Results of Operations
Communication Systems Segment

	2018	2017	2018/2017 Percent Increase/ (Decrease)	2016	2017/2016 Percent Increase/ (Decrease)

	(Dollars in millions)
Revenue	$1,903	$1,753	9%	$1,864	(6)%
Cost of product sales and services	(992)	(894)	11%	(941)	(5)%
Gross margin	911	859	6%	923	(7)%
% of revenue	48%	49%		50%
ESA expenses	(340)	(335)	1%	(401)	(16)%
% of revenue	18%	19%		22%
Segment operating income	$571	$524	9%	$522	—
% of revenue	30%	30%		28%
Fiscal 2018 Compared With Fiscal 2017:    The increase in segment revenue in fiscal 2018 compared with fiscal 2017 was primarily due to $138 million higher DoD tactical radio sales, reflecting readiness and modernization demand from the U.S. Army and U.S. Air Force, and higher Night Vision revenue primarily due to demand from the U.S. Army.
The increase in segment gross margin in fiscal 2018 compared with fiscal 2017 was primarily attributable to the increase in revenue. Segment gross margin percentage decreased 1 percentage point in fiscal 2018 compared with fiscal 2017 due to the impact of a less favorable mix of program revenue and product sales, mostly offset by productivity savings. The increase in segment ESA expenses in fiscal 2018 compared with fiscal 2017 was primarily due to higher employment costs, partially offset by cost containment. The decrease in segment ESA percentage in fiscal 2018 compared with fiscal 2017 was primarily due to cost containment. The increase in segment operating income and comparability in segment operating margin percentage in fiscal 2018 compared with fiscal 2017 reflected the combined effects of the items discussed above regarding this segment.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 48 percent in fiscal 2018 and 42 percent in fiscal 2017.
Fiscal 2017 Compared With Fiscal 2016:    The decrease in segment revenue in fiscal 2017 compared to fiscal 2016 was primarily due to $85 million lower revenue from legacy Exelis tactical radios and night vision products and the wind-down of a significant international network project in Public Safety and Professional Communications.
The decrease in segment gross margin in fiscal 2017 compared with fiscal 2016 was primarily attributable to the decrease in revenue, partially offset by lower restructuring charges. Segment gross margin percentage decreased 1 percentage point in fiscal 2017 compared with fiscal 2016, despite 6 percent lower revenue and a less favorable revenue mix, primarily due to cost containment and Exelis acquisition integration-related synergy savings. The decreases in segment ESA expenses and ESA percentage in fiscal 2017 compared with fiscal 2016 were primarily due to cost containment, lower restructuring costs and Exelis acquisition integration-related synergy savings. The slight increase in segment operating income and the increase in segment operating margin percentage in fiscal 2017 compared with fiscal 2016 reflected the combined effects of the items discussed above regarding this segment for fiscal 2017 and 2016. Segment operating margin percentage increased 2 percentage points in fiscal 2017 compared with fiscal 2016 despite the impact of 6 percent lower revenue over the same period.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 42 percent in fiscal 2017 and 52 percent in fiscal 2016.

Electronic Systems Segment

	2018	2017	2018/2017 Percent Increase/ (Decrease)	2016	2017/2016 Percent Increase/ (Decrease)

	(Dollars in millions)
Revenue	$2,373	$2,251	5%	$2,233	1%
Cost of product sales and services	(1,651)	(1,529)	8%	(1,539)	(1)%
Gross margin	722	722	—	694	4%
% of revenue	30%	32%		31%
ESA expenses	(281)	(258)	9%	(264)	(2)%
% of revenue	12%	11%		12%
Segment operating income	$441	$464	(5)%	$430	8%
% of revenue	19%	21%		19%
Fiscal 2018 Compared With Fiscal 2017:    The increase in segment revenue in fiscal 2018 compared with fiscal 2017 was primarily due to $75 million of higher Avionics and Electronic Warfare revenue from long-term platforms, including the F-35, F/A-18 and F-16, and $46 million higher revenue from C4ISR (including wireless solutions), reflecting the ramp up of the U.K. Robotics and BMS-ELTS programs, partially offset by lower revenue from Mission Networks.
The comparability of segment gross margin and the decrease in segment gross margin percentage in fiscal 2018 compared with fiscal 2017 were primarily due to a $36 million unfavorable impact from the ADS-B program, including a favorable contract settlement in the second quarter of fiscal 2017 and the program transition from build-out to sustainment, and a less favorable mix of program revenue, partially offset by productivity savings. The increases in segment ESA expenses and ESA percentage in fiscal 2018 compared with fiscal 2017 were primarily due to increased R&D investments, higher employment costs and timing of other expense accruals.
The decreases in segment operating income and operating margin percentage in fiscal 2018 compared fiscal 2017 reflected the combined effects of the items discussed above regarding this segment.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 82 percent in fiscal 2018 and fiscal 2017.
Fiscal 2017 Compared With Fiscal 2016:    The increase in segment revenue in fiscal 2017 compared with fiscal 2016 was primarily due to higher revenue from the ramp up of the BMS-ELTS program and from electronic warfare solutions, partially offset by $60 million of lower revenue attributable to the divestiture of Aerostructures in the fourth quarter of fiscal 2016 and $41 million of lower revenue from the impact of the ADS-B program transition from a build-out to a sustainment phase.
The increases in segment gross margin and gross margin percentage in fiscal 2017 compared with fiscal 2016 were primarily due to continued strong program performance principally from Electronic Warfare and higher pension income, partially offset by a $21 million unfavorable margin impact from the ADS-B program transitioning from a build-out to a sustainment phase. The decreases in segment ESA expenses and ESA percentage in fiscal 2017 compared with fiscal 2016 was primarily due to Exelis acquisition integration-related synergy savings and $8 million of charges for restructuring and other costs recorded in fiscal 2016, partially offset by $13 million of higher R&D expenses. The increases in segment operating income and operating margin percentage in fiscal 2017 compared with fiscal 2016 reflected the combined effects of the items discussed above regarding this segment for fiscal 2017 and 2016. Segment operating margin percentage increased 2 percentage points in fiscal 2017 compared with fiscal 2016 despite revenue increasing only 1 percent over the same period.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 82 percent in fiscal 2017 and 83 percent in fiscal 2016.

Space and Intelligence Systems Segment

	2018	2017	2018/2017 Percent Increase/ (Decrease)	2016	2017/2016 Percent Increase/ (Decrease)

	(Dollars in millions)
Revenue	$1,921	$1,902	1%	$1,899	—
Cost of product sales and services	(1,303)	(1,317)	(1)%	(1,355)	(3)%
Gross margin	618	585	6%	544	8%
% of revenue	32%	31%		29%
ESA expenses	(282)	(274)	3%	(256)	7%
% of revenue	15%	14%		13%
Segment operating income	$336	$311	8%	$288	8%
% of revenue	17%	16%		15%
Fiscal 2018 Compared With Fiscal 2017:    The increase in segment revenue in fiscal 2018 compared with fiscal 2017 was primarily due to higher revenue from classified programs, primarily driven by space superiority programs, and $14 million higher revenue from commercial customers, offset by $30 million of lower civil revenue reflecting the impact of lower revenue from environmental programs.
The increases in segment gross margin and gross margin percentage in fiscal 2018 compared with fiscal 2017 were primarily due to a more favorable mix of program revenue and incremental pension income. The increases in segment ESA expenses and ESA percentage in fiscal 2018 compared with fiscal 2017 were primarily due to higher employment costs and the timing of other expense accruals.
The increases in segment operating income and operating margin percentage in fiscal 2018 compared with fiscal 2017 reflected the combined effects of the items discussed above regarding this segment.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 93 percent in fiscal 2018 and 95 percent in fiscal 2017.
Fiscal 2017 Compared With Fiscal 2016:    Segment revenue in fiscal 2017 increased slightly compared with fiscal 2016, primarily due to $36 million of higher revenue from classified customers, mostly offset by lower revenue from the impact of certain environmental and commercial space programs transitioning from a build-out to a sustainment phase.
The increases in segment gross margin and gross margin percentage in fiscal 2017 compared with fiscal 2016 were primarily attributable to improved program performance and higher pension income, partially offset by a $30 million impact due to lower revenue from relatively higher-margin environmental and commercial space programs. The increases in segment ESA expenses and ESA percentage in fiscal 2017 compared with fiscal 2016 were primarily due to higher R&D and proposal expenses. The increases in segment operating income and operating margin percentage in fiscal 2017 compared with fiscal 2016 reflected the combined effects of the items discussed above regarding this segment for fiscal 2017 and 2016. Segment operating margin percentage increased 1 percentage point in fiscal 2017 compared with fiscal 2016 despite slight revenue growth over the same period.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 95 percent in fiscal 2017 and fiscal 2016.

Unallocated Corporate Expense and Corporate Eliminations

	2018	2017	2018/2017 Percent Increase/ (Decrease)	2016	2017/2016 Percent Increase/ (Decrease)

	(Dollars in millions)
Unallocated corporate expense and corporate eliminations	$125	$117	7%	$76	54%
Amortization of intangible assets from Exelis Inc. acquisition	101	109	(7%)	109	—%

Unallocated corporate expense and corporate eliminations represents the portion of corporate expenses not allocated to our business segments and elimination of intersegment profits. Because the Exelis acquisition benefited our entire Company as opposed to any individual segment, we recorded the acquired intangible assets as Corporate assets and the related amortization expense as unallocated corporate expense. Unallocated corporate expense is reported as part of the “Engineering, selling and administrative expenses” line item in our Consolidated Financial Statements.
Fiscal 2018 Compared With Fiscal 2017: The increase in unallocated corporate expense in fiscal 2018 compared with fiscal 2017 was primarily due to $47 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business and other items, a $12 million non-cash adjustment for deferred compensation and the timing of other expense accruals, partially offset by a $53 million reduction in Exelis acquisition-related and other charges in fiscal 2018 compared with fiscal 2017.
Fiscal 2017 Compared With Fiscal 2016: The increase in unallocated corporate expense in fiscal 2017 compared with fiscal 2016 was primarily due to a net liability reduction of $101 million for certain post-employment benefit plans in the second quarter of fiscal 2016, partially offset by a $63 million decrease in Exelis acquisition-related and other charges.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Fiscal Years Ended
	2018	2017	2016

	(Dollars in millions)
Net cash provided by operating activities	$751	$569	$924
Net cash provided by (used in) investing activities	(141)	870	(1)
Net cash used in financing activities	(805)	(1,438)	(893)
Effect of exchange rate changes on cash and cash equivalents	(1)	(4)	(24)

Net increase (decrease) in cash and cash equivalents	(196)	(3)	6
Cash and cash equivalents, beginning of year	484	487	481

Cash and cash equivalents, end of year	$288	$484	$487
Cash and cash equivalents
The $196 million net decrease in cash and cash equivalents from the end of fiscal 2017 to the end of fiscal 2018 was primarily due to:

•	$751 million of net cash provided by operating activities, reflecting the impact of a $300 million voluntary pension contribution; and

•	$34 million of proceeds from exercises of employee stock options; more than offset by

•	$272 million used to pay cash dividends;

•	$272 million used to repurchase shares of our common stock;

•	$271 million used for net repayments of borrowings, including:

◦	$850 million in proceeds from the issuance of our 4.40% Notes due June 15, 2028,

◦	$300 million in proceeds from the issuance of our Floating Rate Notes due February 27, 2019,

◦	$250 million in proceeds from the issuance of our Floating Rate Notes due April 30, 2020,

◦	$500 million used for repayment at maturity of the entire outstanding aggregate principal amount of our 1.999% Notes due April 27, 2018,

◦	$415 million used for the optional redemption of our 4.40% Notes due December 15, 2020,

◦	$429 million used for the optional redemption of our 5.55% Notes due October 1, 2021,

◦	$269 million used for repayment of our remaining outstanding indebtedness under the 5-year tranche of our variable-rate term loans due May 29, 2020, and

◦	$36 million used for repayment of our remaining outstanding indebtedness under the 3-year tranche of our variable-rate term loans due May 29, 2018;

•	$136 million used for net additions of property, plant and equipment; and

•	$24 million used in other financing activities.

The $3 million net decrease in cash and cash equivalents from the end of fiscal 2016 to the end of fiscal 2017 was primarily due to:

•	$1,014 million of net proceeds from sales of businesses;

•	$569 million of net cash provided by operating activities, reflecting the impact of a $400 million voluntary pension contribution;

•	$85 million of net proceeds from borrowings;

•	$54 million of proceeds from exercises of employee stock options; more than offset by

•	$710 million used to repurchase shares of our common stock;

•	$584 million of net repayment of borrowings, including:

◦	$313 million used for repayment of our variable-rate term loans, and

◦	$250 million used for repayment at maturity of the entire outstanding aggregate principal amount of our 4.25% notes due October 1, 2016;

•	$262 million used to pay cash dividends;

•	$119 million used for net additions of property, plant and equipment;

•	$25 million for net adjustments to proceeds from the sale of a business; and

•	$21 million used in other financing activities.
We ended fiscal 2018 with cash and cash equivalents of $288 million, and we have a senior unsecured $1 billion revolving credit facility that expires in June 2023 ($925 million of which was available to us as of June 29, 2018 as a result of $75 million of short-term debt outstanding under our commercial paper program). Additionally, we had $3.4 billion of long-term debt outstanding at June 29, 2018, the majority of which we incurred in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note 12: Debt in the Notes. Our $288 million of cash and cash equivalents at June 29, 2018 included $134 million held by our foreign subsidiaries, of which $69 million is considered permanently reinvested. Determining the future tax cost of repatriating such funds to the U.S. is not practical at this time, because the cost impact of the rules regarding the netting of earnings of related foreign subsidiaries is subject to clarification. However, we have no current plans to repatriate such funds.
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
We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next 12 months and reasonably foreseeable future thereafter. Our total capital expenditures in fiscal 2019 are expected to be approximately $170 million. We anticipate tax payments in fiscal 2019 to be approximately equal to or marginally less than our tax expense for the same period, subject to adjustment for certain timing differences. For additional information regarding our income taxes, see Note 21: Income Taxes in the Notes. Other than those cash outlays noted in the “Contractual Obligations” discussion below in this MD&A (including repayment at maturity of the entire $300 million principal amount of our Floating Rate Notes due February 27, 2019), capital expenditures, dividend payments, repurchases under our share repurchase program and potential acquisitions, we do not anticipate any significant cash outlays in fiscal 2019.
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

Net cash provided by operating activities:    The $182 million increase in net cash provided by operating activities in fiscal 2018 compared with fiscal 2017 was primarily due to a $288 million decrease in cash used for qualified pension plan contributions, partially offset by a $102 million increase in cash used to fund working capital, net of lower cash paid for income taxes. The increase in cash used to fund working capital included $33 million associated with our discontinued operations that were included in the first three quarters of fiscal 2017.
The $355 million decrease in net cash provided by operating activities in fiscal 2017 compared with fiscal 2016 was primarily due to $415 million more in qualified pension plan contributions, including a $400 million voluntary contribution, and an increase in cash used in Exelis integration activities, partially offset by settlement of the Exelis excess pension plan in fiscal 2016 and an increase in cash provided by changes in working capital balances.
Cash flow from operations was positive in all of our business segments in fiscal 2018, 2017 and 2016.
Net cash provided by (used in) investing activities:    The $141 million in net cash used in investing activities in fiscal 2018 compared with $870 million provided by investing activities in fiscal 2017 primarily reflected the absence in fiscal 2018 of any proceeds from sales of businesses, which totaled $1,014 million in fiscal 2017 (consisting of $646 million of net proceeds from the sale of IT Services and $368 million of net proceeds from the sale of CapRock).
The $870 million in net cash provided by investing activities in fiscal 2017 compared with $1 million used in investing activities in fiscal 2016 primarily reflected $833 million more in net proceeds from sales of businesses (consisting of $646 million of net proceeds from the sale of IT Services and $368 million of net proceeds from the sale of CapRock in fiscal 2017, compared with $181 million in net proceeds from the sale of Aerostructures in fiscal 2016), as well as $33 million less used for net additions of property, plant and equipment.
Net cash used in financing activities:    The $633 million decrease in net cash used in financing activities in fiscal 2018 compared with fiscal 2017 was primarily due to $438 million less cash used to repurchase our common stock and $228 million less cash used for net repayment of borrowings (reflecting $271 million of cash used for net repayment of borrowings in fiscal 2018 compared with $499 million of cash used to repay borrowings in fiscal 2017).
The $545 million increase in net cash flows used in financing activities in fiscal 2017 compared with fiscal 2016 was primarily due to $710 million more cash used to repurchase our common stock, partially offset by $170 million less cash used for net repayment of borrowings (reflecting $499 million of cash used for net repayment of borrowings in fiscal 2017 compared with $669 million of cash used to repay borrowings in fiscal 2016).
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
The Highway and Transportation Funding Act of 2014 (“HATFA”) and the Bipartisan Budget Act of 2015 further extended the interest rate stabilization provision of MAP-21 until 2020. We made voluntary contributions of $300 million and $400 million to our U.S. qualified pension plans during fiscal 2018 and 2017, respectively. As a result, we currently do not anticipate making any contributions to our U.S. qualified pension plans during fiscal 2019.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material. We had net unfunded defined benefit plan obligations of approximately $0.7 billion as of June 29, 2018 compared with approximately $1.3 billion as of June 30, 2017. See Note 13: Pension and Other Postretirement Benefits in the Notes for further information regarding our defined benefit plans.
Common Stock Repurchases
During fiscal 2018, we used $272 million to repurchase 1,959,435 shares of our common stock under our current repurchase program at an average price per share of $138.89, including commissions of $.02 per share. During fiscal 2017, we used $710 million to repurchase 6,637,239 shares of our common stock under our current and prior repurchase programs at an average price per share of $107.00, including (i) $350 million we paid on February 6, 2017 for 2,929,879 and 277,357 shares of our common stock received in the third and fourth quarters of fiscal 2017, respectively, under a fixed-dollar ASR transaction agreement we entered into February 6, 2017, (ii) $250 million we paid on May 5, 2017 for 1,931,818 and 296,952 shares of our common stock received in the fourth quarter of fiscal 2017 and the first quarter of fiscal 2018, respectively, under a fixed-dollar

ASR transaction agreement we entered into May 7, 2017, and (iii) approximately $110 million to repurchase an additional 1,201,233 shares of our common stock at an average price per share of $91.72, including commissions of $.02 per share. Pursuant to each of the fixed-dollar ASR transactions we entered into to repurchase an unspecified total number of shares of our common stock, the counterparty delivered to us shares of our common stock during the term of the transaction in exchange for an up-front fixed dollar payment. The specific total number of shares ultimately delivered, and therefore the average price paid per share, was determined at the end of the transaction based on the average of the daily volume-weighted average price per share of our common stock during the term of the transaction, less a discount. Shares delivered pursuant to ASR transactions were retired in the period of delivery, and the up-front payment was accounted for as a reduction to the “Other capital” and “Retained earnings” line items in our Consolidated Balance Sheet in the period the payment was made. In fiscal 2018 and fiscal 2017, $17 million and $21 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
On January 26, 2017, our Board of Directors approved our current repurchase program, which is a $1 billion share repurchase program that does not have a stated expiration date and was in addition to our prior repurchase program, a $1 billion share repurchase program approved in 2013. Our repurchases during the fourth quarter of fiscal 2017 used the entire remaining authorization under our prior repurchase program. As of June 29, 2018, we had a remaining, unused authorization of approximately $701 million under our current repurchase program. Repurchases under our repurchase program are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our current repurchase program is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.
Dividends
On August 25, 2018, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.57 per share to $.685 per share, for an annualized cash dividend rate of $2.74 per share, which was our seventeenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate in fiscal 2018, 2017 and 2016 was $2.28 per share, $2.12 per share and $2.00 per share, respectively. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Additional information concerning our dividends is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.
Capital Structure and Resources
2018 Credit Agreement:    As discussed in Note 11: Credit Arrangements in the Notes, on June 26, 2018, we established a new $1 billion, 5-year senior unsecured revolving credit facility (the “2018 Credit Facility”) by entering into a Revolving Credit Agreement (the “2018 Credit Agreement”) with a syndicate of lenders. The 2018 Credit Facility replaced our prior $1 billion, 5-year senior unsecured revolving credit facility (the “2015 Credit Facility”). The description of the 2018 Credit Facility and the 2018 Credit Agreement set forth in Note 11: Credit Arrangements in the Notes is incorporated herein by reference.
Short-Term Debt:     Our short-term debt at June 29, 2018 and June 30, 2017 was $78 million and $80 million, respectively, consisting of local borrowing by international subsidiaries for working capital needs and commercial paper. Our commercial paper program was supported by the 2018 Credit Facility at June 29, 2018 and by the 2015 Credit Facility at June 30, 2017.
Long-Term Variable-Rate Debt:    The description of our long-term variable-rate debt set forth in Note 12: Debt in the Notes is incorporated herein by reference. As discussed in Note 12: Debt in the Notes, during the third quarter of fiscal 2018, we completed the issuance and sale of $300 million in aggregate principal amount of Floating Rate Notes due February 27, 2019 and used the proceeds to make a voluntary contribution to our U.S. qualified pension plans. During the second quarter of fiscal 2018, we completed the issuance and sale of $250 million in aggregate principal amount of Floating Rate Notes due April 30, 2020 and used the net proceeds, together with cash on hand, to repay in full the $253 million in remaining outstanding indebtedness under the 5-year tranche of our $1.3 billion senior unsecured term loan facility pursuant to our Term Loan Agreement, dated as of March 16, 2015. We repaid the entire $305 million in remaining outstanding indebtedness under our variable-rate term loans during fiscal 2018.

Long-Term Fixed-Rate Debt:    The description of our long-term fixed-rate debt set forth in Note 12: Debt in the Notes is incorporated herein by reference. As discussed in Note 12: Debt in the Notes, on June 4, 2018, in order to fund our optional redemption of the Redeemed Notes described below, we completed the issuance and sale of $850 million in aggregate principal amount of 4.400% Notes due June 15, 2028. On June 22, 2018, we completed our optional redemption of the entire outstanding $400 million aggregate principal amount of our 4.4% Notes due December 15, 2020 (the “4.4% 2020 Notes”) and $400 million aggregate principal amount of our 5.55% Notes due October 1, 2021 (the “2021 Notes” and collectively with the 4.4% 2020 Notes, the “Redeemed Notes”) at a “make-whole” redemption price as set forth in the 4.4% 2020 Notes and the 2021 Notes, respectively. The combined “make-whole” redemption price for the Redeemed Notes was $844 million. The Redeemed Notes were terminated and cancelled. During the fourth quarter of fiscal 2018, we also repaid at maturity the entire outstanding $500 million aggregate principal amount of our 1.999% Notes due April 27, 2018.
During fiscal 2017, we repaid at maturity the entire outstanding $250 million aggregate principal amount of our 4.25% Notes due October 1, 2016.
Other Agreements: We have a receivable sales agreement (“RSA”) with a third-party financial institution that permits us to sell, on a non-recourse basis, up to $50 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. The impact to net cash from operating activities from these transactions was not material in fiscal 2018, 2017 or 2016.
Contractual Obligations
At June 29, 2018, we had contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Obligations Due by Fiscal Year

	Total	2019	2020 and 2021	2022 and 2023	After 2023

	(Dollars in millions)
Long-term debt	$3,740	$305	$658	$1	$2,776
Purchase obligations (1)	1,224	932	259	32	1
Operating lease commitments	280	58	100	68	54
Interest on long-term debt	2,058	157	280	264	1,357
Minimum pension contributions (2)	1	1	—	—	—
Total contractual cash obligations (3)	$7,303	$1,453	$1,297	$365	$4,188
_______________
(1) The purchase obligations of $1.2 billion included $127 million of purchase obligations related to cost-plus type contracts where our costs are fully reimbursable.
(2) Amount includes fiscal 2019 minimum contributions to a non-U.S. pension plan. Contributions beyond fiscal 2019 have not been determined. During fiscal 2018 and 2017, we made voluntary contributions of $700 million to our U.S. qualified pension plans, and as a result, we currently do not anticipate making any contributions to our U.S. qualified pension plans during fiscal 2019.
(3) The above table does not include unrecognized tax benefits of $102 million.

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

As of June 29, 2018, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of June 29, 2018, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our financial condition, results of operations or cash flows, and we were not a party to any related party transactions that materially affect our financial condition, results of operations or cash flows.

We have, from time to time, divested certain of our businesses and assets. In connection with these divestitures, we often provide representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as environmental liabilities and tax liabilities. We cannot estimate the potential liability from such representations, warranties and indemnities because they relate to unknown conditions. We do not believe, however, that the liabilities relating to these representations, warranties and indemnities will have a material adverse effect on our financial condition, results of operations or cash flows.
Due to our downsizing of certain operations pursuant to acquisitions, divestitures, restructuring plans or otherwise, certain properties leased by us have been sublet to third parties. If any of these third parties vacates any of these premises, we would be legally obligated under master lease arrangements. We believe that the financial risk of default by such sublessees is individually and in the aggregate not material to our financial condition, results of operations or cash flows.
Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At June 29, 2018, we had commercial commitments on outstanding surety bonds, standby letters of credit and other arrangements, as follows:

		Expiration of Commitments by Fiscal Year
	Total	2019	2020	2021	After 2021
	(Dollars in millions)
Surety bonds used for:
Bids	$6	$5	$1	$—	$—
Performance	425	339	75	11	—
	431	344	76	11	—
Standby letters of credit used for:
Down payments	124	108	6	—	10
Performance	155	109	4	2	40
Warranty	18	16	1	—	1
	297	233	11	2	51
Total commitments	$728	$577	$87	$13	$51
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
Foreign Exchange and Currency:    We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at June 29, 2018 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note 18: Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates:    As of June 29, 2018, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at June 29, 2018 would not have had a material impact on the fair value of these obligations. Additionally, there is no interest-rate risk associated with these obligations on our results of operations and cash flows, because the interest rates are fixed, and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term fixed-rate debt obligations over the next twelve months.
As of June 29, 2018, we also had long-term variable-rate debt obligations of $550 million, comprised of $250 million of Floating Rate Notes due April 30, 2020 and $300 million of Floating Rate Notes due February 27, 2019. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these debt obligations at June 29, 2018 would not have had a material impact on our results of operations or cash flows. See Note 12: Debt in the Notes for further information.
As of June 29, 2018, we also had short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place, temporarily funding repurchases under our share repurchase programs and temporarily funding redemption of long-term debt. The interest rate risk associated with such debt on our results of operations and cash flows is not material due to its temporary nature.
Impact of Foreign Exchange
Approximately 24 percent of our international business was transacted in local currency environments in fiscal 2018 compared with 20 percent in fiscal 2017. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. As of June 29, 2018, the cumulative foreign currency translation adjustment included in shareholders’ equity was a $99 million loss compared with a $113 million loss at June 30, 2017. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2018, 2017 or 2016.
Impact of Inflation
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not materially adversely impact our gross margin, revenue or operating income in fiscal 2018, 2017 or 2016.
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

Revenue Recognition
A significant portion of our business is derived from development and production contracts. Revenue and profits related to development and production contracts are recognized using the percentage-of-completion method, generally based on the ratio of costs incurred to estimated total costs at completion under the contract (i.e., the “cost-to-cost” method) with consideration given for risk of performance and estimated profit. The majority of the revenue in our Space and Intelligence Systems and Electronic Systems segments (and to a certain extent, revenue in our Communication Systems segment) relates to development and production contracts, and the percentage-of-completion method of revenue recognition is primarily used for these contracts. Change orders, claims or other items that may change the scope of a development and production contract are included in contract value only when the value can be reliably estimated and realization is probable. Possible incentives or penalties and award fees applicable to performance on development and production contracts are considered in estimating contract value and profit rates and are recorded when there is sufficient information to assess anticipated contract performance. Incentive provisions that increase earnings based solely on a single significant event generally are not recognized until the event occurs. We are party to certain contracts with incentive provisions or award fees that are subject to uncertainty until the conclusion of the contract, and our customers may be entitled to reclaim and receive previous award fee payments.
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
Estimate at completion adjustments had the following impacts to operating income for the periods presented:

	2018	2017	2016

	(In millions)
Favorable adjustments	$127	$118	$187
Unfavorable adjustments	(125)	(104)	(119)
Net operating income adjustments	$2	$14	$68
There were no individual impacts to operating income due to estimate at completion adjustments in fiscal 2018, 2017 or 2016 that were material to our results of operations on a consolidated or segment basis for such periods.
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
The FASB has issued a comprehensive new revenue recognition standard that supersedes nearly all existing revenue recognition guidance under GAAP, which is effective for us in fiscal 2019. See Note 2: Accounting Changes or Recent Accounting Pronouncements in the Notes for additional information.
Postretirement Benefit Plans
Former Exelis employees participate in numerous defined benefit pension and other postretirement defined benefit plans (collectively, referred to as “defined benefit plans”) in the United States, which are sponsored by Harris. The determination of projected benefit obligations and the recognition of expenses related to defined benefit pension plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination and other factors (some of which are disclosed in Note 13: Pension and Other Postretirement Benefits in the Notes). Actual results that differ from our assumptions are accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants.
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

Obligation assumptions as of:	June 29, 2018	June 30, 2017
Discount rate	4.05%	3.76%
Rate of future compensation increase	2.76%	2.76%

Cost assumptions for fiscal years:	2018	2017
Discount rate to determine service cost	3.48%	3.80%
Discount rate to determine interest cost	3.28%	2.94%
Expected return on plan assets	7.66%	7.65%
Rate of future compensation increase	2.76%	2.75%

Key assumptions for the U.S. Salaried Retirement Plan (“U.S. SRP”) (our largest defined benefit plan, with approximately 90% of the total projected benefit obligation) included a discount rate for obligation assumptions of 4.07% and expected return on plan assets of 7.75% for fiscal 2018, which is being maintained at 7.75% for fiscal 2019. Effective December 31, 2016, accruals under the U.S. SRP benefit formula were frozen for all employees and replaced with a 1% cash balance benefit formula for certain employees who were not highly compensated on December 31, 2016.
Expected Return on Plan Assets
Substantially all of our plan assets are managed on a commingled basis in a master investment trust. We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we consider the plan’s actual historical annual return on assets over the past 15, 20 and 25 years and historical broad market returns over long-term time frames based on our strategic allocation, which is detailed in Note 13: Pension and Other Postretirement Benefits in the Notes. Future returns are based on independent estimates of long-term asset class returns. Based on this approach, the long-term annual rate of return on assets was estimated at 7.66% and 7.65% for fiscal 2018 and 2017, respectively.
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
We made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. We accounted for this change as a change in accounting estimate and accordingly accounted for it prospectively. Although the benefit obligation measured under this approach was unchanged, the more granular application of the spot rates reduced the fiscal 2017 service and interest costs for the U.S. defined benefit plans by approximately $46 million as a result of this change.
Sensitivity Analysis
Pension Expense
A 25 basis point change in the long-term expected rate of return on plan assets and discount rate would have the following effect on the combined U.S. defined benefit pension plans’ fiscal 2019 pension expense:

	Increase/(Decrease) in Pension Expense
	25 Basis Point Increase	25 Basis Point Decrease

	(In millions)
Long-term rate of return on assets used to determine net periodic benefit cost	$(12.3)	$12.2
Discount rate used to determine net periodic benefit cost	$7.4	$(7.8)
Projected Benefit Obligation
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations (“PBO”) from the fair value of plan assets. The sensitivity of the PBO to changes in the discount rate varies depending on the magnitude and direction of the change in the discount rate. We estimate that a decrease of 25 basis points in the discount rate of the combined U.S. defined benefit pension plans would increase the PBO by approximately $150 million and an increase of 25 basis points would decrease the PBO by approximately $144 million.
Fair Value of Plan Assets
The plan assets of our defined benefit plans comprise a broad range of investments, including domestic and international equity securities, fixed income investments, interests in private equity and hedge funds and cash and cash equivalents.
A portion of our defined benefit plans asset portfolio is comprised of investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured using the valuation of the underlying investments or at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Consequently, we have estimated adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. Asset values for other positions were generally measured using market observable prices. See Note 13: Pension and Other Postretirement Benefits in the Notes for further information.
Provisions for Excess and Obsolete Inventory Losses
We value our inventory at the lower of cost or net realizable value. We balance the need to maintain prudent inventory levels to ensure competitive delivery performance with the risk of excess or obsolete inventory due to changing technology and customer requirements. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory primarily based on our estimated forecast of product demand, anticipated end of product life and production requirements. The review of excess and obsolete inventory applies to all of our business segments. Several factors may influence the sale and use of our inventories, including our decision to exit a product line, technological change and new product development. These factors could result in a change in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the provision required for excess and obsolete inventory. In the future, if we determine that our inventory is overvalued, we would be required to recognize such costs in the “Cost of product sales” line item in our Consolidated Statement of Income at the time of such determination. In the case of goods that have been written down below cost, such reduced amount is to be considered the cost for subsequent accounting purposes. We have not made any material changes in the reserve methodology used to establish our inventory loss reserves during the past three fiscal years.

As of June 29, 2018, our reserve for excess and obsolete inventory was $66 million, or 14 percent of our gross inventory balance, which compares with our reserve of $52 million, or 12 percent of our gross inventory balance, as of June 30, 2017. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.
Goodwill
Goodwill in our Consolidated Balance Sheet as of June 29, 2018 and June 30, 2017 was $5,372 million and $5,366 million, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. We identify potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill, which is adjusted for allocations of corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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
In conjunction with the relative fair value allocation, we tested goodwill assigned to the disposal group and goodwill assigned to the retained businesses for impairment. As a result, we concluded, in connection with the preparation of our financial statements for the third quarter of fiscal 2017, that goodwill and other assets related to IT Services were impaired as of March 31, 2017, and we recorded a non-cash impairment charge of $240 million in discontinued operations, $228 million of which related to goodwill. The goodwill impairment charge was non-deductible for tax purposes.
Fiscal 2016, 2017 and 2018 Impairment Tests
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
In the fourth quarter of fiscal 2016, 2017 and 2018, we performed our annual impairment tests of our reporting units’ goodwill. We completed these tests with no adjustment required to the goodwill of any of our reporting units. As of the date of our fiscal 2018 impairment test, the estimated fair value for each of our reporting units exceeded its carrying amount.
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
Our Consolidated Balance Sheet as of June 29, 2018 included deferred tax assets of $116 million and deferred tax liabilities of $90 million. This compares with deferred tax assets of $409 million and deferred tax liabilities of $34 million as of

June 30, 2017. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $181 million as of June 29, 2018 and $183 million as of June 30, 2017. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.
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

•
The U.S. Government’s budget deficit, the national debt and sequestration, as well as any inability of the U.S. Government to complete its budget process for any government fiscal year and consequently having to operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution” or shut down, could have an adverse impact on our business, financial condition, results of operations and cash flows.

•	The level of returns on defined benefit plan assets, changes in interest rates and other factors could affect our financial condition, results of operations and cash flows in future periods.

•	We enter into fixed-price contracts that could subject us to losses in the event of cost overruns or a significant increase in inflation.

•	We use estimates in accounting for many of our programs, and changes in our estimates could adversely affect our future financial results.

•	We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.

•	Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.

•	We may not be successful in obtaining the necessary export licenses to conduct certain operations abroad, and Congress may prevent proposed sales to certain foreign governments.

•	Our future success will depend on our ability to develop new products, systems, services and technologies that achieve market acceptance in our current and future markets.

•	We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.

•
We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.

•
Strategic transactions, including acquisitions and divestitures, involve significant risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows.

•
Disputes with our subcontractors or the inability of our subcontractors to perform, or our key suppliers to timely deliver our components, parts or services, could cause our products, systems or services to be produced or delivered in an untimely or unsatisfactory manner.

•
Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.

•
The outcome of litigation or arbitration in which we are involved from time to time is unpredictable, and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations and cash flows.

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

•	Some of our workforce is represented by labor unions, so our business could be harmed in the event of a prolonged work stoppage.

•	We must attract and retain key employees, and any failure to do so could seriously harm us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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
In addition, we are exposed to market return fluctuations on our defined benefit plans. A material adverse decline in the value of these assets and/or the discount rate for projected benefit obligations would result in a decrease in the funded status of the defined benefit plans, an increase in net periodic benefit cost and an increase in required funding. To protect against declines in the discount rate (i.e., interest rates), we will continue to monitor the performance of these assets and market conditions as we evaluate the amount of future contributions. For further information, see Note 13: Pension and Other Postretirement Benefits in the Notes, which information is incorporated by reference into this Item 7A.

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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 29, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 29, 2018.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 57 of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Harris Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Harris Corporation (the Company) as of June 29, 2018 and June 30, 2017, the related consolidated statements of income, comprehensive income (loss), cash flows and equity for each of the three years in the period ended June 29, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(2), collectively referred to as the “consolidated financial statements.” In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 29, 2018 and June 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1932, but we are unable to determine the specific year.
Orlando, Florida
August 27, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Harris Corporation
Opinion on Internal Control over Financial Reporting
We have audited Harris Corporation’s internal control over financial reporting as of June 29, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Harris Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 29, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Harris Corporation as of June 29, 2018 and June 30, 2017, the related consolidated statements of income, comprehensive income (loss), cash flows and equity for each of the three years in the period ended June 29, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(2) and our report dated August 27, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulation of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitation of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transaction and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Orlando, Florida
August 27, 2018

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended
	2018	2017	2016
	(In millions, except per share amounts)
Revenue from product sales and services
Revenue from product sales	$5,062	$4,667	$4,814
Revenue from services	1,120	1,233	1,178
	6,182	5,900	5,992
Cost of product sales and services
Cost of product sales	(3,106)	(2,964)	(3,079)
Cost of services	(825)	(770)	(753)
	(3,931)	(3,734)	(3,832)
Engineering, selling and administrative expenses	(1,129)	(1,093)	(1,105)
Operating income	1,122	1,073	1,055
Non-operating income (loss)	(28)	2	10
Interest income	2	2	2
Interest expense	(170)	(172)	(183)
Income from continuing operations before income taxes	926	905	884
Income taxes	(205)	(267)	(273)
Income from continuing operations	721	638	611
Discontinued operations, net of income taxes	(3)	(85)	(287)
Net income	$718	$553	$324
Net income per common share
Basic
Continuing operations	$6.06	$5.19	$4.91
Discontinued operations	(0.02)	(0.69)	(2.30)
	$6.04	$4.50	$2.61
Diluted
Continuing operations	$5.94	$5.12	$4.87
Discontinued operations	(0.02)	(0.68)	(2.28)
	$5.92	$4.44	$2.59
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Years Ended
	2018	2017	2016
	(In millions)
Net income	$718	$553	$324
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	15	(34)	(69)
Net unrealized gain on hedging derivatives, net of income taxes	1	1	1
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	93	200	(411)
Other comprehensive income (loss), net of income taxes	109	167	(479)
Total comprehensive income (loss)	$827	$720	$(155)
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	June 29, 2018	June 30, 2017

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$288	$484
Receivables	735	623
Inventories	925	841
Income taxes receivable	174	24
Other current assets	101	101
Total current assets	2,223	2,073
Non-current Assets
Property, plant and equipment	900	904
Goodwill	5,372	5,366
Other intangible assets	989	1,104
Non-current deferred income taxes	116	409
Other non-current assets	239	234
Total non-current assets	7,616	8,017
	$9,839	$10,090
Liabilities and Equity
Current Liabilities
Short-term debt	$78	$80
Accounts payable	622	540
Compensation and benefits	142	140
Other accrued items	313	329
Advance payments and unearned income	314	252
Income taxes payable	15	31
Current portion of long-term debt, net	304	554
Total current liabilities	1,788	1,926
Non-current Liabilities
Defined benefit plans	714	1,278
Long-term debt, net	3,408	3,396
Non-current deferred income taxes	90	34
Other long-term liabilities	517	528
Total non-current liabilities	4,729	5,236
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 118,280,120 shares at June 29, 2018 and 119,628,884 shares at June 30, 2017	118	120
Other capital	1,714	1,741
Retained earnings	1,692	1,343
Accumulated other comprehensive loss	(202)	(276)
Total shareholders’ equity	3,322	2,928
	$9,839	$10,090
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended
	2018	2017	2016

	(In millions)
Operating Activities
Net income	$718	$553	$324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158	183	229
Amortization of intangible assets from Exelis Inc. acquisition	101	128	132
Share-based compensation	82	42	39
Qualified pension plan contributions	(301)	(589)	(174)
Pension income	(135)	(97)	(26)
Net liability reduction for certain post-employment benefit plans	—	—	(101)
Settlement of Exelis Inc. excess pension plan	—	—	(244)
Impairment of goodwill and other assets	—	240	367
(Gain) loss on sales of businesses, net	—	14	(10)
Adjustment to loss on sales of businesses, net	—	—	20
Loss on extinguishment of debt	24	—	—
(Increase) decrease in:
Accounts receivable	(112)	111	192
Inventories	(84)	28	(28)
Increase (decrease) in:
Accounts payable	82	18	(10)
Advance payments and unearned income	63	(42)	(96)
Income taxes	202	131	199
Other	(47)	(151)	111
Net cash provided by operating activities	751	569	924
Investing Activities
Cash paid for fixed income securities	—	—	(19)
Net additions of property, plant and equipment	(136)	(119)	(152)
Proceeds from sales of businesses, net	—	1,014	181
Adjustment to proceeds from sales of businesses, net	(2)	(25)	(11)
Other investing activities	(3)	—	—
Net cash provided by (used in) investing activities	(141)	870	(1)
Financing Activities
Net proceeds from borrowings	1,387	85	61
Repayments of borrowings	(1,658)	(584)	(730)
Proceeds from exercises of employee stock options	34	54	44
Repurchases of common stock	(272)	(710)	—
Cash dividends	(272)	(262)	(252)
Other financing activities	(24)	(21)	(16)
Net cash used in financing activities	(805)	(1,438)	(893)
Effect of exchange rate changes on cash and cash equivalents	(1)	(4)	(24)
Net increase (decrease) in cash and cash equivalents	(196)	(3)	6
Cash and cash equivalents, beginning of year	484	487	481
Cash and cash equivalents, end of year	$288	$484	$487
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity

	(In millions, except per share amounts)
Balance at July 3, 2015	$124	$2,031	$1,258	$(16)	$5	$3,402
Net income	—	—	324	—	—	324
Other comprehensive loss	—	—	—	(479)	—	(479)
Shares issued under stock incentive plans	1	43	—	—	—	44
Share-based compensation expense	—	37	—	—	—	37
Repurchases and retirement of common stock	—	(15)	—	—	—	(15)
Cash dividends ($2.00 per share)	—	—	(252)	—	—	(252)
Other activity related to noncontrolling interests	—	—	—	—	(4)	(4)
Balance at July 1, 2016	125	2,096	1,330	(495)	1	3,057
Net income	—	—	553	—	—	553
Other comprehensive income	—	—	—	167	—	167
Net accumulated foreign currency loss reclassified to earnings	—	—	—	52	—	52
Shares issued under stock incentive plans	1	53	—	—	—	54
Share-based compensation expense	—	40	—	—	—	40
Repurchases and retirement of common stock	(6)	(410)	(278)	—	—	(694)
Forward contract component of accelerated share repurchase	—	(38)	—	—	—	(38)
Cash dividends ($2.12 per share)	—	—	(262)	—	—	(262)
Other activity related to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at June 30, 2017	120	1,741	1,343	(276)	—	2,928
Reclassifications due to adoption of accounting standards updates	—	—	35	(35)	—	—
Net income	—	—	718	—	—	718
Other comprehensive income	—	—	—	109	—	109
Shares issued under stock incentive plans	—	33	—	—	—	33
Shares issued under defined contribution plans	—	31	—	—	—	31
Share-based compensation expense	—	49	—	—	—	49
Repurchases and retirement of common stock	(2)	(178)	(132)	—	—	(312)
Forward contract component of accelerated share repurchase	—	38	—	—	—	38
Cash dividends ($2.28 per share)	—	—	(272)	—	—	(272)
Balance at June 29, 2018	$118	$1,714	$1,692	$(202)	$—	$3,322
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Organization — Harris Corporation, together with its subsidiaries, is a leading technology innovator, solving customers’ toughest mission-critical challenges by providing solutions that connect, inform and protect. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of the end of fiscal 2018, we had approximately 17,500 employees, including approximately 7,900 engineers and scientists.
Principles of Consolidation — Our Consolidated Financial Statements include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Consolidated Financial Statements (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated.
In connection with our divestitures in fiscal 2017 of two significant businesses that were part of our Critical Networks segment, our remaining operations that had been part of our former Critical Networks segment were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated. The historical results, discussion and presentation of our business segments set forth in our Consolidated Financial Statements and these Notes reflect the impact of these changes for all periods presented in order to present all segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets or statement of cash flows resulting from these segment changes. See Note 3: Discontinued Operations and Divestitures for additional information related to divestitures, some of which were reported as discontinued operations in our Consolidated Financial Statements and these Notes. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in the accompanying Consolidated Financial Statements and these Notes relate solely to our continuing operations.
Amounts contained in this Report may not always add to totals due to rounding.
Reclassifications — The classification of certain prior-year amounts have been adjusted in our Consolidated Financial Statements to conform to current-year classifications. Reclassifications include certain human resources, information technology (“IT”), direct selling and bid and proposal costs that were previously included as “Cost of product sales and services” line items and are now reflected in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income and in these Notes.
Use of Estimates — The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the amounts reported in the accompanying Consolidated Financial Statements and these Notes and related disclosures. These estimates and assumptions are based on experience and other information available prior to issuance of the accompanying Consolidated Financial Statements and these Notes. Materially different results can occur as circumstances change and additional information becomes known.
Fiscal Year — Our fiscal year ends on the Friday nearest June 30. Each of our fiscal years 2018, 2017 and 2016 included 52 weeks.
Cash and Cash Equivalents — Cash equivalents are temporary cash investments with a maturity of three or fewer months when purchased. These investments include accrued interest and are carried at the lower of cost or market.
Fair Value of Financial Instruments — The carrying amounts reflected in our Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, non-current receivables, notes receivable, accounts payable, short-term debt and long-term variable-rate debt approximate their fair values. Fair values for long-term fixed-rate debt are primarily based on quoted market prices for those or similar instruments. See Note 12: Debt for additional information regarding fair values for our long-term fixed-rate debt. A discussion of fair values for our derivative financial instruments is included under the caption “Financial Instruments and Risk Management” in this Note 1: Significant Accounting Policies .
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
Inventories — Inventories are valued at the lower of cost (determined by average and first-in, first-out methods) or net realizable value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory primarily based on our estimated forecast of product demand, anticipated end of product life and production requirements. See Note 6: Inventories for additional information regarding inventories.
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
We test our goodwill for impairment annually, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. Such events or circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business or the disposal of all or a portion of a reporting unit. We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is our business segment level, and, if and when applicable, one level below the business segment.
We identify goodwill impairment and measure any loss from an impairment by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired, and an impairment loss is recognized in an amount equal to that excess. See Note 3: Discontinued Operations and Divestitures and Note 8: Goodwill for additional information regarding goodwill.
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
Other Assets and Liabilities — No assets within the “Other current assets” or “Other non-current assets” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current assets or total assets, respectively, as of June 29, 2018 or June 30, 2017. No accrued liabilities or expenses within the “Other accrued items” or “Other long-term liabilities” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current liabilities or total liabilities, respectively, as of June 29, 2018 or June 30, 2017.

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
Warranties — On development and production contract sales in our Electronic Systems and Space and Intelligence Systems segments, the value or price of our warranty is generally included in the contract and funded by the customer. A provision for warranties is built into the estimated program costs when determining the profit rate to accrue when applying the cost-to-cost percentage-of-completion (“POC”) revenue recognition method. Warranty costs, as incurred, are charged to the specific program’s cost, and both revenue and cost are recognized at that time. Factors that affect the estimated program cost for warranties include terms of the contract, complexity of the delivered product or service, number of installed units, historical experience and management’s assumptions regarding anticipated rates of warranty claims and cost per claim.
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
Restructuring and Other Exit Costs — We record restructuring and other exit costs at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period. These costs are included as a component of the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Consolidated Statement of Income. See Note 4: Restructuring and Other Exit Costs for additional information regarding restructuring and other exit costs.
Revenue Recognition — Our segments have the following revenue recognition policies:
Development and Production Contracts:    Estimates and assumptions, and changes therein, are important in connection with, among others, our segments’ revenue recognition policies related to development and production contracts. Revenue and profits related to development and production contracts are recognized using the POC method, generally based on the ratio of costs incurred to estimated total costs at completion under the contract (i.e., the “cost-to-cost” method) with consideration given for risk of performance and estimated profit. Revenue and profits on cost-reimbursable development and production contracts are recognized as allowable costs are incurred on the contract and become billable to the customer, in an amount equal to the allowable costs plus the profit on those costs.
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
Under the POC method of accounting, a single estimated total profit margin is used to recognize profit for each development and production contract over its period of performance. Recognition of profit on a development and production fixed-price contract requires estimates of the total cost at completion and the measurement of progress toward completion. The estimated profit or loss on a development and production contract is equal to the difference between the estimated contract value and the estimated total cost at completion. Due to the long-term nature of many of our programs, developing the estimated total cost at completion often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance, the risk and impact of delayed performance, availability and timing of funding from the customer and the recoverability of any claims outside the original development and production contract included in the estimate to complete. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing development and production contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, at the outset of a cost-reimbursable contract (for example, contracts containing award or incentive fees), we establish an estimate of total contract value, or revenue, based on our expectation of performance on the contract. As the cost-reimbursable contract progresses, our estimates of total contract value may increase or decrease if, for example, we receive higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimated total contract value are determined, the related impact to operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Anticipated losses on development and production contracts or programs in progress are charged to operating income when identified. Net EAC adjustments resulting from changes in estimates favorably impacted our operating income by $2 million ($.01 per diluted share) in fiscal 2018, $14 million ($8 million after-tax or $.07 per diluted share) in fiscal 2017 and $68 million ($42 million after-tax or $.33 per diluted share) in fiscal 2016.
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
Retirement and Post-Employment Benefits — Defined benefit plans that we sponsor are accounted for as defined benefit pension and other postretirement defined benefit plans (collectively referred to as “defined benefit plans”). Accordingly, the funded or unfunded position of each defined benefit plan is recorded in our Consolidated Balance Sheet. Actuarial gains and losses and prior service costs or credits that have not yet been recognized through income are recorded in the “Accumulated other comprehensive loss” line item within equity in our Consolidated Balance Sheet, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to defined benefit plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, the rate of future compensation increases, mortality, termination, and healthcare cost trend rates. We develop each assumption using relevant Company experience in conjunction with market-related data. Actuarial assumptions are reviewed annually with third-party consultants and adjusted as appropriate. For the recognition of net periodic benefit cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last five years, to be phased in over five years. Actual results that differ from our assumptions are accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants. The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date. The measurement date for valuing defined benefit plan assets and obligations is the end of the month closest to our fiscal year end.
Beginning in 2017, we changed the approach used to estimate the service and interest components of net periodic benefit cost of the U.S. defined benefit plans. The new estimation approach discounts the individual expected cash flows underlying the service cost and interest cost using the applicable spot rates derived from the yield curve used to discount the cash flows in determining the benefit obligation. Prior to fiscal 2017, the service and interest cost components were determined by a single weighted-average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. We made this change to provide a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. We accounted for this change as a change in accounting estimate and accordingly have accounted for it prospectively. This change resulted in approximately $46 million of lower service and interest costs for our U.S. defined benefit plans in fiscal 2017 compared with the single weighted-average discount rate method.
See Note 13: Pension and Other Postretirement Benefits for additional information regarding our defined benefit plans.
We also provide retirement benefits to many of our U.S.-based employees through defined contribution retirement plans, including 401(k) plans and certain non-qualified deferred compensation plans. The defined contribution retirement plans have matching and savings elements. Company contributions to the retirement plans are based on employees’ savings with no other funding requirements. We may make additional contributions to the retirement plans at our discretion. Retirement and postretirement benefits also include unfunded limited healthcare plans for U.S.-based retirees and employees on long-term disability. We estimate benefits for these plans using actuarial valuations that are based in part on certain key assumptions we make, including the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases, healthcare cost trend rates and employee turnover and mortality, each appropriately based on the nature of the plans. We accrue the cost of these benefits during an employee’s active service life, except in the case of our healthcare plans for disabled employees, the costs of which we accrue when the disabling event occurs.
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
As of June 29, 2018, we were named, and continue to be named, as a potentially responsible party at 60 sites where future liabilities could exist. These sites included 5 sites owned by us, 46 sites associated with our former locations or operations and 9 hazardous waste treatment, storage or disposal facility sites not owned by us that contain hazardous substances allegedly attributable to us from past operations.
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was approximately $103 million, consisting of approximately $97 million for environmental liabilities related to Exelis operations and approximately $6 million for other environmental liabilities. In each case, the current portion of our estimated environmental liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet.
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
Financial Guarantees and Commercial Commitments — Financial guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. As of June 29, 2018, we did not have material financial guarantees and there were no such contingent commitments accrued for in our Consolidated Balance Sheet.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers.
Financial Instruments and Risk Management — In the normal course of business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. We recognize all derivatives in our Consolidated Balance Sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. We do not hold or issue derivatives for speculative trading purposes. See Note 18: Derivative Instruments and Hedging Activities for additional information regarding our use of derivative instruments.

Income From Continuing Operations Per Share — For all periods presented in our Consolidated Financial Statements and these Notes, income from continuing operations per share is computed using the two-class method. The two-class method of computing income from continuing operations per share is an earnings allocation formula that determines income from continuing operations per share for common stock and any participating securities according to dividends paid and participation rights in undistributed earnings. Our restricted stock awards and restricted stock unit awards generally meet the definition of participating securities and are included in the computations of income from continuing operations per basic and diluted common share. Our performance share awards and performance share unit awards do not meet the definition of participating securities because they do not contain rights to receive nonforfeitable dividends and, therefore, are excluded from the computations of income from continuing operations per basic and diluted common share. Under the two-class method, income from continuing operations per common share is computed by dividing the sum of earnings distributed to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Income from continuing operations per diluted common share is computed using the more dilutive of the two-class method or the treasury stock method. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted-average shares outstanding during the period. See Note 15: Income From Continuing Operations Per Share for additional information.
Business Segments — We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line items in Note 22: Business Segments represent the elimination of intersegment sales. The “Unallocated corporate expense and corporate eliminations” line item in Note 22: Business Segments represents the portion of corporate expenses not allocated to our business segments and elimination of intersegment profits.
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
In the fourth quarter of fiscal 2018, we adopted an accounting standards update issued by the FASB that allows companies to reclassify the stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), from accumulated other comprehensive loss to retained earnings. Stranded tax effects are the deferred tax amounts recorded through other comprehensive income, using a 35% statutory rate, that remained after we remeasured our net deferred tax assets and liabilities to reflect the lower enacted corporate tax rates. We elected to early adopt this accounting standards update and elected to reclassify, in the period of enactment, stranded tax effects totaling $35 million from the “Accumulated other comprehensive loss” line item to the “Retained earnings” line item in our Consolidated Balance Sheet. The reclassification amount primarily included income tax effects related to our pension and postretirement benefit plans. Income tax effects remaining in accumulated other comprehensive income will be released into earnings as the related pretax amounts are reclassified to earnings.
Accounting Standards Issued But Not Yet Effective
In May 2014, the FASB issued a comprehensive new revenue recognition standard that supersedes nearly all revenue recognition guidance under GAAP and supersedes some cost guidance for construction-type and production-type contracts. The guidance in this standard is principles-based and, consequently, entities will be required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. The core principle of this standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To help financial statement users better understand the nature, amount, timing and potential uncertainty of the revenue that is recognized, this standard requires significantly more interim and annual disclosures.
We adopted the new standard in fiscal 2019 using the full retrospective method, whereby the guidance in the new standard will be applied to each prior fiscal year presented and the cumulative effect of applying the guidance in the new standard will be recognized at the beginning of fiscal 2017. In preparation for the adoption of this standard, we formed a project team to assess customer contracts across our business segments and have periodically briefed our Audit Committee on the progress of our assessment. We designed and implemented controls over our assessment, including our calculation of the cumulative effect of adoption. We have also updated our accounting policies, redesigned certain business processes and systems, determined the extent of the expanded disclosure requirements and changed internal controls over financial reporting in connection with adopting the new standard.
We have completed our preliminary assessment of the impact of adopting the new standard, and the following table presents adjusted and as reported selected financial data:

	AS ADJUSTED (PRELIMINARY)		AS REPORTED
	2018	2017	2018	2017

	(In millions)
Revenue from product sales and services	$6,171	$5,897	$6,182	$5,900
Operating income	$1,110	$1,066	$1,122	$1,073
Although the adjusted selected results of operations presented above may not be indicative of our future results of operations, we do not expect the new standard to have a material impact on our financial condition, results of operations or cash flows after the period of adoption.
In March 2017, the FASB issued an accounting standards update to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost. This update requires that entities present components of net periodic pension cost and net periodic postretirement benefit cost other than the service cost component separately from the service cost component and outside the subtotal of income from operations. We will adopt the new standard in fiscal 2019, whereby the new guidance will be applied retrospectively to each prior fiscal year presented. Adopting this accounting standard will result in a decrease in operating income and an increase in the net non-operating components of income from continuing operations of $186 million, $184 million and $164 million for fiscal 2019, 2018 and 2017, respectively. Adopting this accounting standard will not have a material impact on our financial condition or cash flows.
In February 2016, the FASB issued a new lease standard that supersedes existing lease guidance under GAAP. This standard requires, among other things, the recognition of right-of-use (“ROU”) assets and liabilities on the balance sheet for all leases longer than 12 months and disclosure of certain information about leasing arrangements. The standard currently allows two transition methods whereby companies may elect to use the modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available, or to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This standard is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018, which for us is our fiscal 2020. We continue to evaluate the impact this standard will have on our financial condition, results of operations and cash flows, which could be material, and we have not yet made a decision on the adoption method, as this determination is primarily dependent on the completion of our analysis.
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
As a result, IT Services and CapRock are reported as discontinued operations in the accompanying Consolidated Financial Statements and these Notes. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in the accompanying Consolidated Financial Statements and these Notes relate solely to our continuing operations.

The major components of discontinued operations in our Consolidated Statement of Income included the following:

	Fiscal Years Ended
	2018	2017	2016

	(In millions)
Revenue from product sales and services	$—	$1,039	$1,529
Cost of product sales and services	—	(885)	(1,286)
Engineering, selling and administrative expenses	—	(91)	(150)
Impairment of goodwill and other assets	—	(240)	(367)
Non-operating loss, net(1)	(8)	(7)	(4)
Loss before income taxes	(8)	(184)	(278)
Loss on sale of discontinued operations, net (2)	—	(11)	(21)
Income tax benefit(3)	5	110	12
Discontinued operations, net of income taxes	$(3)	$(85)	$(287)
_______________
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
(3) “Income tax benefit” included a $4 million income tax benefit in fiscal 2016 related to Broadcast Communications.

Depreciation and amortization, capital expenditures and significant non-cash items of discontinued operations included the following:

	Fiscal Years Ended
	2017	2016

	(In millions)
Depreciation and amortization	$39	$78
Capital expenditures	4	19
Significant non-cash items:
Impairment of goodwill and other assets	(240)	(367)
Loss on sale of discontinued operations, net	(11)	(21)
IT Services
On April 28, 2017, we completed the divestiture to an affiliate of Veritas Capital Fund Management, L.L.C. (“Veritas”) of IT Services, which primarily provided IT and engineering managed services to U.S. Government customers, for net cash proceeds of $646 million, and recognized a pre-tax loss of $28 million (an after-tax gain of $55 million after certain tax benefits related to the transaction or $.44 per diluted share) on the sale after transaction expenses. The decision to divest IT Services was part of our strategy to simplify our operating model to focus on technology-differentiated, high-margin businesses. IT Services was part of our former Critical Networks segment and in connection with the definitive agreement to sell IT Services, as described above, the other remaining operations that had been apart of the Critical Networks segment, including our air traffic management (“ATM”) business, primarily serving the Federal Aviation Administration (“FAA”), were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated. We agreed to provide various transition services to Veritas for a period of up to 18 months following the closing of the transaction pursuant to a separate agreement.
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

In conjunction with the allocation, we tested goodwill assigned to the disposal group and goodwill allocated to the retained businesses for impairment. As a result, we concluded that goodwill and other assets related to IT Services were impaired as of March 31, 2017, and we recorded a non-cash impairment charge of $240 million in discontinued operations, $228 million of which related to goodwill. The goodwill impairment charge was non-deductible for tax purposes.
The following table presents the key financial results of IT Services included in “Discontinued operations, net of income taxes” in our Consolidated Statement of Income:

	Fiscal Years Ended
	2018	2017	2016

	(In millions)
Revenue from product sales and services	$—	$895	$1,168
Cost of product sales and services	—	(777)	(1,002)
Engineering, selling and administrative expenses	—	(68)	(84)
Impairment of goodwill and other assets	—	(240)	—
Non-operating loss	(4)	(9)	—
Income (loss) before income taxes	(4)	(199)	82
Loss on sale of discontinued operation	—	(28)	—
Income tax benefit (expense)	5	69	(30)
Discontinued operations, net of income taxes	$1	$(158)	$52
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
The following table presents the key financial results of CapRock included in “Discontinued operations, net of income taxes” included in our Consolidated Statement of Income:

	Fiscal Years Ended
	2018	2017	2016

	(In millions)
Revenue from product sales and services	$—	$144	$361
Cost of product sales and services	—	(108)	(284)
Engineering, selling and administrative expenses	—	(23)	(66)
Impairment of goodwill and other assets	—	—	(367)
Non-operating income (loss)	(4)	4	—
Income (loss) before income taxes	(4)	17	(356)
Gain on sale of discontinued operation	—	14	—
Income tax benefit	—	41	38
Discontinued operations, net of income taxes	$(4)	$72	$(318)
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

Fiscal Year Ended
2016

(In millions)
Revenue from product sales and services	$60
Income before income taxes	5
Net gain on sale of business	10
NOTE 4: RESTRUCTURING AND OTHER EXIT COSTS
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
Restructuring, Exelis Acquisition-Related Integration and Other Charges
In fiscal 2018, we recorded a $5 million charge for consolidation of certain Exelis Inc. (collectively with its subsidiaries, “Exelis”) facilities initiated in fiscal 2017. This charge is included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income.

In fiscal 2017, we recorded $58 million of charges for integration and other costs in connection with our acquisition of Exelis, substantially all of which were included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income.
In fiscal 2016, we recorded $33 million of restructuring charges for workforce reductions, facility consolidation and other costs and $121 million of charges at our corporate headquarters for integration and other costs (including $11 million for amortization for a step-up in inventory) in connection with our acquisition of Exelis. These charges are included as a component of the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income.
We had liabilities of $27 million and $43 million as of the end of fiscal 2018 and 2017, respectively, associated with these integration activities and previous restructuring actions. The majority of the remaining liabilities as of the end of fiscal 2018 will be paid within the next twelve months.
Other Exit-Related Charges
In fiscal 2018, we recorded $45 million of charges in connection with our decision to transition and exit a commercial line of business that had been developing an air-to-ground radio access network for the business aviation market based on the Long Term Evolution (“LTE”) standard operating in the unlicensed spectrum. These charges are included as a component of “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. We had a liability of $18 million at June 29, 2018 associated with this exit activity, which was paid on July 2, 2018.
NOTE 5: RECEIVABLES
Receivables are summarized below:

	2018	2017

	(In millions)
Accounts receivable	$468	$368
Unbilled costs and accrued earnings on cost-plus contracts	269	258
	737	626
Less allowances for collection losses	(2)	(3)
	$735	$623
We expect to bill during fiscal 2019 the majority of unbilled costs and accrued earnings outstanding at June 29, 2018.
We have a receivables sale agreement (“RSA”) with a third-party financial institution that permits us to sell, on a nonrecourse basis, up to $50 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution. Receivables sold pursuant to the RSA meet the requirements for sales accounting under Accounting Standards Codification 860, Transfers and Servicing, and accordingly, are derecognized from our Consolidated Balance Sheet at the time of sale. Outstanding accounts receivable sold pursuant to the RSA were not material as of the end of fiscal 2018, 2017 and 2016.
NOTE 6: INVENTORIES
Inventories are summarized below:

	2018	2017

	(In millions)
Unbilled costs and accrued earnings on fixed-price contracts	$531	$454
Finished products	91	96
Work in process	104	96
Raw materials and supplies	199	195
	$925	$841
Unbilled costs and accrued earnings on fixed-price contracts were net of progress payments of $99 million and $90 million at June 29, 2018 and June 30, 2017, respectively.

NOTE 7: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized below:

	2018	2017

	(In millions)
Land	$43	$43
Software capitalized for internal use	171	155
Buildings	620	617
Machinery and equipment	1,349	1,256
	2,183	2,071
Less accumulated depreciation and amortization	(1,283)	(1,167)
	$900	$904
Depreciation and amortization expense related to property, plant and equipment was $143 million, $147 million and $160 million in fiscal 2018, 2017 and 2016, respectively.
NOTE 8: GOODWILL
The assignment of goodwill by business segment, and changes in the carrying amount of goodwill for the fiscal years ended June 29, 2018 and June 30, 2017, by business segment, were as follows:

	Communication Systems	Electronic Systems	Space and Intelligence Systems	Total

	(In millions)
Balance at July 1, 2016	$781	$3,093	$1,478	$5,352
Currency translation adjustments	2	(4)	(1)	(3)
Other	2	15	—	17
Balance at June 30, 2017	785	3,104	1,477	5,366
Currency translation adjustments	—	3	3	6
Balance at June 29, 2018	$785	$3,107	$1,480	$5,372

NOTE 9: INTANGIBLE ASSETS
We assess the recoverability of the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.
Intangible assets are summarized below:

	2018			2017
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(In millions)
Customer relationships	$1,206	$327	$879	$1,205	$233	$972
Developed technologies	208	119	89	208	101	107
Trade names	43	22	21	58	34	24
Other	2	2	—	2	1	1
Total intangible assets	$1,459	$470	$989	$1,473	$369	$1,104
Amortization expense related to intangible assets was $117 million, $126 million and $129 million in fiscal 2018, 2017 and 2016, respectively, including approximately $101 million, $109 million and $109 million, respectively, of amortization expense for intangible assets related to our acquisition of Exelis.

Future estimated amortization expense for intangible assets is as follows:

(In millions)
Fiscal Years:
2019	$115
2020	102
2021	102
2022	101
2023	101
Thereafter	468
Total	$989
NOTE 10: ACCRUED WARRANTIES
Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Consolidated Balance Sheet, during fiscal 2018 and 2017, were as follows:

	2018	2017

	(In millions)
Balance at beginning of fiscal year	$26	$32
Warranty provision for sales	13	14
Settlements	(14)	(16)
Other, including adjustments for acquisitions and foreign currency translation	(1)	(4)
Balance at end of fiscal year	$24	$26
We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties at June 29, 2018 and June 30, 2017 was $16 million and $23 million, respectively, and is included as a component of the “Advance payments and unearned income” and “Other long-term liabilities” line items in our Consolidated Balance Sheet.
NOTE 11: CREDIT ARRANGEMENTS
On June 26, 2018, we established a new $1 billion, 5-year senior unsecured revolving credit facility (the “2018 Credit Facility”) by entering into a Revolving Credit Agreement (the “2018 Credit Agreement”) with a syndicate of lenders. The 2018 Credit Facility replaced our prior $1 billion, 5-year senior unsecured revolving credit facility established under the Revolving Credit Agreement, dated as of July 1, 2015 (the “2015 Credit Agreement”). No loans or letters of credit under the 2015 Credit Agreement were outstanding at the time of, or were repaid in connection with, such termination, and we incurred no early termination penalties as a result of such termination. We recognized a $1 million extinguishment loss, which is included as a component of the “Non-operating income (loss)” line item in our Consolidated Statement of Income, as a result of associated unamortized debt issuance costs.
The 2018 Credit Agreement provides for the extension of credit to us in the form of revolving loans, including swingline loans and letters of credit, at any time and from time to time during the term of the 2018 Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $1 billion for both revolving loans and letters of credit, with a sub-limit of $70 million for swingline loans and a sub-limit of $175 million for letters of credit. Borrowings under the 2018 Credit Agreement may be denominated in U.S. Dollars, Euros, Sterling and any other currency acceptable to the administrative agent and the lenders, with a foreign currency sub-limit of $200 million. The 2018 Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the 2018 Credit Agreement by an amount not to exceed $500 million. Only consenting lenders (including new lenders reasonably acceptable to the administrative agent) will participate in any increase. In no event will the maximum amount of credit extensions available under the 2018 Credit Agreement exceed $1.5 billion. The proceeds of loans or letters of credit borrowings under the 2018 Credit Agreement are restricted from being used for hostile acquisitions (as defined in the 2018 Credit Agreement) or for any purpose in contravention of applicable laws. We are not otherwise restricted under the 2018 Credit Agreement from using the proceeds of loans or letters of credit borrowings under the 2018 Credit Agreement for working capital and other general corporate purposes or from using the 2018 Credit Facility to refinance existing debt and to repay maturing commercial paper issued by us from time to time. Subject to certain conditions stated in the 2018 Credit Agreement (including the absence of any default and the accuracy of certain representations and warranties), we may borrow, prepay and re-borrow amounts under the 2018 Credit Agreement at any time during the term of the 2018 Credit Agreement.

The 2018 Credit Agreement provides that we may designate wholly-owned subsidiaries organized in the United States, Canada or the United Kingdom (or such other jurisdictions as all lenders shall approve) as borrowers under the 2018 Credit Agreement. The obligations of any such subsidiary borrower shall be guaranteed by us.
The 2018 Credit Agreement provides that we may from time to time designate certain of our subsidiaries as unrestricted subsidiaries, which means certain of the representations and covenants in the 2018 Credit Agreement do not apply in respect of such subsidiaries.
At our election, borrowings under the 2018 Credit Agreement denominated in U.S. Dollars will bear interest either at (i) the eurocurrency rate for the applicable interest period plus an applicable margin, or (ii) the base rate plus an applicable margin. The eurocurrency rate for an interest period is the rate per annum equal to (a) the London interbank offered rate (“LIBOR”) for such interest period, divided by (b) a percentage equal to 1.00 minus the daily average eurocurrency reserve rate for such interest period. The applicable interest rate margin over the eurocurrency rate is initially equal to 1.500%, but may increase (to a maximum amount of 2.000%) or decrease (to a minimum amount of 1.125%) based on changes in the ratings of our senior unsecured long-term debt securities (“Senior Debt Ratings”). The base rate for any day is a rate per annum equal to the greatest of (i) the prime lending rate published in the Wall Street Journal, (ii) the Federal Reserve Bank of New York (“NYFRB”) Rate (“NYFRB Rate”) plus 0.500% (the NYFRB Rate is the greater of (a) the federal funds rate and (b) the overnight bank funding rate published by the NYFRB, and (iii) the eurocurrency rate for a one month interest period (as defined in the 2018 Credit Agreement) plus 1.000%. The applicable interest rate margin over the base rate is initially equal to 0.500%, but may increase (to a maximum amount of 1.000%) or decrease (to a minimum amount of 0.125%) based on changes in our Senior Debt Ratings.
Borrowings under the 2018 Credit Agreement denominated in a currency other than U.S. Dollars will bear interest at the eurocurrency rate for the applicable interest period plus an applicable margin, as described above, plus, in some cases, additional costs. Letter of credit fees are also determined based on our Senior Debt Ratings.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the 2018 Credit Agreement and letter of credit fees, we are required to pay a quarterly unused commitment fee, which shall accrue at an applicable rate per annum multiplied by the actual daily amount of the lenders’ aggregate unused commitments under the 2018 Credit Agreement. The applicable rate per annum for the unused commitment fee is initially equal to 0.200%, but may increase (to a maximum amount of 0.300%) or decrease (to a minimum amount of 0.125%) based on changes in our Senior Debt Ratings.
The 2018 Credit Agreement contains certain representations and warranties for the benefit of the administrative agent and the lenders, including but not limited to representations relating to: due incorporation and good standing; due authorization of the 2018 Credit Agreement documentation; absence of any requirement for governmental or third party authorization for the due execution, delivery and performance of the 2018 Credit Agreement documentation; enforceability of the 2018 Credit Agreement documentation; accuracy of financial statements; no material adverse effect since June 30, 2017; absence of material undisclosed litigation on June 26, 2018; compliance with the Employee Retirement Income Security Act of 1974 (“ERISA”) and environmental, anti-money laundering, sanctions, anti-corruption and certain other laws; payment of taxes; and solvency.
The 2018 Credit Agreement contains certain affirmative covenants, including but not limited to covenants relating to: reporting obligations; maintenance of corporate existence and good standing; compliance with laws; maintenance of properties and insurance; payment of taxes; compliance with ERISA and environmental, anti-money laundering, sanctions, export controls, anti-corruption and certain other laws; maintenance of accurate books and records; and visitation and inspection by the administrative agent and the lenders. The 2018 Credit Agreement also contains certain negative covenants, including covenants: limiting certain liens on assets; limiting certain mergers, consolidations or sales of assets; limiting certain sale and leaseback transactions; limiting certain vendor financing investments; limiting certain investments in unrestricted subsidiaries; and limiting certain hedging arrangements. The 2018 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness (excluding defined benefit plan liabilities) to total capital, each as defined in the 2018 Credit Agreement, to be greater than 0.65:1.00. We were in compliance with the covenants in the 2018 Credit Agreement at June 29, 2018.
The 2018 Credit Agreement contains certain events of default, including: failure to make payments under the 2018 Credit Agreement; failure to perform or observe terms, covenants or agreements contained in the 2018 Credit Agreement; material inaccuracy of any representation or warranty under the 2018 Credit Agreement; payment default by us or certain of our subsidiaries under other indebtedness with a principal amount in excess of $100 million or acceleration of or ability to accelerate such other indebtedness; occurrence of one or more final judgments or orders for the payment by us or certain of our subsidiaries of money in excess of $100 million that remain unsatisfied; incurrence by us or certain of our subsidiaries of certain ERISA liability in excess of $100 million; any bankruptcy or insolvency of Harris or any material subsidiary; invalidity of 2018 Credit Agreement documentation; or a change of control (as defined in the 2018 Credit Agreement) of Harris. If an event of default occurs, then the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.
All principal amounts borrowed or outstanding under the 2018 Credit Agreement are due on June 26, 2023, unless (i) the commitments are terminated earlier either at our request or if certain events of default described in the 2018 Credit Agreement occur or (ii) the maturity date is extended pursuant to provisions allowing us, from time to time after June 26, 2019, but at least 45 days prior to the scheduled maturity date then in effect, to request that the scheduled maturity date then in effect be extended by one calendar year (with no more than one such extension permitted in any calendar year and no more than two such extensions during the term of the 2018 Credit Agreement), subject to approval by lenders holding a majority of the commitments under the 2018 Credit Agreement and satisfaction of certain conditions stated in the 2018 Credit Agreement (including the absence of any default and the accuracy of certain representations and warranties); provided, however, that all revolving loans of those lenders declining to participate in the requested extension and whose commitments under the 2018 Credit Agreement have not been replaced pursuant to customary replacement rights in our favor shall remain due and payable in full, and all commitments under the 2018 Credit Agreement of such declining lenders shall terminate, on the maturity date in effect prior to the requested extension. At June 29, 2018, we had no borrowings outstanding under the 2018 Credit Facility, but we had $75 million of short-term debt outstanding under our commercial paper program that was supported by the 2018 Credit Facility.
NOTE 12: DEBT
Long-Term Debt
Long-term debt is summarized below:

	2018	2017

	(In millions)
Variable-rate debt:
Term loan, 3-year tranche, due May 29, 2018	$—	$36
Term loan, 5-year tranche, due May 29, 2020	—	269
Floating rate notes, due February 27, 2019	300	—
Floating rate notes, due April 30, 2020	250	—
Total variable-rate debt	550	305
Fixed-rate debt:
1.999% notes, due April 27, 2018	—	500
2.7% notes, due April 27, 2020	400	400
4.4% notes, due December 15, 2020	—	400
5.55% notes, due October 1, 2021	—	400
3.832% notes, due April 27, 2025	600	600
7.0% debentures, due January 15, 2026	100	100
6.35% debentures, due February 1, 2028	26	26
4.400% notes, due June 15, 2028	850	—
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
Other	14	14
Total fixed-rate debt	3,190	3,640
Total debt	3,740	3,945
Plus: unamortized bond premium	—	29
Less: unamortized discounts and issuance costs	(28)	(24)
Total debt, net	3,712	3,950
Less: current portion of long-term debt, net	(304)	(554)
Total long-term debt, net	$3,408	$3,396
The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2018 and, in total, thereafter are: $305 million in fiscal 2019; $654 million in fiscal 2020; $4 million in fiscal 2021; $1 million in fiscal 2022; none in fiscal 2023; and $2,776 million thereafter.

Long-Term Debt Repaid in Fiscal 2018
On June 22, 2018, we completed our optional redemption of the entire outstanding $400 million aggregate principal amount of our 4.4% Notes due December 15, 2020 (the “4.4% 2020 Notes”) and $400 million aggregate principal amount of our 5.55% Notes due October 1, 2021 (the “2021 Notes” and collectively with the 4.4% 2020 Notes, the “Redeemed Notes”) at a “make-whole” redemption price as set forth in the Redeemed Notes. The combined “make-whole” redemption price for the Redeemed Notes was $844 million, and after adjusting for the carrying value of our bond premium, discounts and issuance costs, we recorded a combined $22 million loss on the extinguishment of the Redeemed Notes in the fourth quarter of fiscal 2018, which is included as a component of the “Non-operating income (loss)” line item in our Consolidated Statement of Income.
During the fourth quarter of fiscal 2018, we also repaid at maturity the entire outstanding $500 million aggregate principal amount of our 1.999% Notes due April 27, 2018.
During the second quarter of fiscal 2018, we repaid in full the $253 million in remaining outstanding indebtedness under the 5-year tranche of our $1.3 billion senior unsecured term loan facility pursuant to our Term Loan Agreement, dated as of March 16, 2015, and recognized a $1 million extinguishment loss, which is included as a component of the “Non-operating income (loss)” line item in our Consolidated Statement of Income, as a result of associated unamortized debt issuance costs. During the fourth quarter of fiscal 2018, we also repaid in full the $36 million in remaining indebtedness under the 3-year tranche (for a total of $305 million in term loan indebtedness repaid during fiscal 2018), and as a result, our $1.3 billion senior unsecured term loan facility pursuant to our Term Loan Agreement, dated as of March 16, 2015, was terminated.
Long-Term Debt Repaid in Fiscal 2017
During the second quarter of fiscal 2017, we repaid at maturity the entire outstanding $250 million aggregate principal amount of our 4.25% Notes due October 1, 2016. We also repaid $313 million of the principal amount of our variable-rate term loans during fiscal 2017.
Long-Term Debt Issued in Fiscal 2018
Variable-rate Debt: On February 27, 2018, we completed the issuance and sale of $300 million in aggregate principal amount of floating rate notes due February 27, 2019 (“Floating Rate Notes 2019”). We incurred $2 million of debt issuance costs related to the issuance of the Floating Rate Notes 2019, which are being amortized using the effective interest rate method over the life of the notes, and such amortization is included as a component of the “Interest expense” line item in our Consolidated Statement of Income. The Floating Rate Notes 2019 bear interest at a floating rate, reset quarterly, equal to three-month LIBOR plus 0.475% per year. Interest is payable quarterly in arrears on May 27, 2018, August 27, 2018, November 27, 2018 and February 27, 2019, commencing May 27, 2018. The Floating Rate Notes 2019 are not redeemable at our option prior to maturity. Upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We used the net proceeds from the sale of the Floating Rate Notes 2019 to make a voluntary contribution to our U.S. qualified pension plans during the third quarter of fiscal 2018.
On November 6, 2017, we completed the issuance and sale of $250 million in aggregate principal amount of floating rate notes due April 30, 2020 (“Floating Rate Notes 2020”). We incurred $2 million of debt issuance costs related to the issuance of the Floating Rate Notes 2020, which are being amortized using the effective interest rate method over the life of the notes, and such amortization is included as a component of the “Interest expense” line item in our Consolidated Statement of Income. The Floating Rate Notes 2020 bear interest at a floating rate, reset quarterly, equal to three-month LIBOR plus 0.48% per year. Interest is payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing January 30, 2018. The Floating Rate Notes 2020 are not redeemable at our option prior to maturity. Upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We used the net proceeds, together with cash on hand, to repay in full the $253 million in remaining outstanding indebtedness under the 5-year tranche of our $1.3 billion senior unsecured term loan facility as described above under “Long-Term Debt Repaid in Fiscal 2018”.
Fixed-rate Debt:   On June 4, 2018, in order to fund our optional redemption of the Redeemed Notes as described above under “Long-Term Debt Repaid in Fiscal 2018,” we completed the issuance of $850 million in aggregate principal amount of 4.400% Notes due June 15, 2028 (the “New 2028 Notes”). Interest on the New 2028 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2018. At any time prior to March 15, 2028, we may redeem the New 2028 Notes, in whole or in part, at our option, at a “make-whole” redemption price equal to the greater of 100 percent of the principal amount of the New 2028 Notes or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the Treasury Rate, as defined, plus 25 basis points. We will pay accrued interest on the principal amount of notes being redeemed to, but not including, the redemption date. At any time on or after March 15, 2028, we may redeem the New 2028 Notes, in whole or in part, at our option, at a redemption price equal to 100 percent of the principal amount of the notes being redeemed, plus accrued interest on the principal amount of the notes being redeemed to, but not including, the redemption date. In addition, upon change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the New 2028 Notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We incurred $8 million of debt issuance costs related to the issuance of the New 2028 Notes, which are being amortized using the effective interest rate method over the life of the New 2028 Notes, and such amortization is included as a component of the “Interest expense” line item in our Consolidated Statement of Income.
Long-Term Debt From Prior to Fiscal 2018 That Remained Outstanding at June 29, 2018
On April 27, 2015, in connection with the then-pending acquisition of Exelis, to fund a portion of the cash consideration and other amounts payable under the terms of the merger agreement and to redeem certain of our existing notes, we issued long-term fixed-rate debt securities in an aggregate principal amount of $2.4 billion. The principal amounts, interest rates and maturity dates of these securities that remained outstanding at June 29, 2018 were as follows:

•	$400 million in aggregate principal amount of 2.700% Notes due April 27, 2020 (the “2.700% 2020 Notes”),

•	$600 million in aggregate principal amount of 3.832% Notes due April 27, 2025 (the “2025 Notes”),

•	$400 million in aggregate principal amount of 4.854% Notes due April 27, 2035 (the “2035 Notes”), and

•	$500 million in aggregate principal amount of 5.054% Notes due April 27, 2045 (the “2045 Notes” and collectively with the 2.700% 2020 Notes, 2025 Notes and 2035 Notes, the “Exelis Notes”).
Interest on each series of the Exelis Notes is payable semi-annually in arrears on April 27 and October 27 of each year, commencing October 27, 2015. The Exelis Notes are redeemable at our option up to one month prior to the scheduled maturity date at a price equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments, plus accrued interest, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus (i) 20 basis points in the case of the 2.700% 2020 Notes, (ii) 30 basis points in the case of the 2025 Notes, (iii) 35 basis points in the case of the 2035 Notes, and (v) 40 basis points in the case of the 2045 Notes. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the Exelis Notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, excluding the date of repurchase.
On December 3, 2010, we completed the issuance of $300 million in aggregate principal amount of 6.15% Notes due December 15, 2040 (the “2040 Notes”). The 2040 Notes are redeemable at our option at a price equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments, plus accrued interest, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 35 basis points. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt:

	June 29, 2018		June 30, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Long-term debt (including current portion)(1)	$3,712	$3,848	$3,950	$4,252

(1)
The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

Short-Term Debt
Our short-term debt at June 29, 2018 and June 30, 2017 was $78 million (including $75 million outstanding under our commercial paper program) and $80 million (including $75 million outstanding under our commercial paper program), respectively. Interest expense incurred on our short-term debt was not material in fiscal 2018, 2017 or 2016.
Interest Paid
Total interest paid was $175 million, $168 million and $177 million in fiscal 2018, 2017 and 2016, respectively.
NOTE 13: PENSION AND OTHER POSTRETIREMENT BENEFITS
Defined Contribution Plan
We sponsor a defined contribution savings plan, which allows our eligible employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The plan includes several match contribution formulas which requires us to match a percentage of the employee contributions up to certain limits, generally totaling between 2.0% to 6.0% of employee eligible pay. Matching contributions charged to expense were $83 million, $80 million and $82 million for fiscal 2018, 2017 and 2016, respectively, including both continuing and discontinued operations, and in fiscal 2018 included the issuance of shares of our common stock.
Deferred Compensation Plan
We also sponsor a supplemental executive retirement plan, which is a nonqualified deferred compensation arrangement for highly compensated employees (within the meaning of section 201(2) of ERISA). The plan obligations are funded by investments held in a Rabbi Trust.
The following table provides the fair value of our deferred compensation plan investments and liabilities by category and by fair value hierarchy level:

	June 29, 2018		June 30, 2017
	Total	Level 1	Total	Level 1

	(In millions)
Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$46	$46	$37	$37
Investments measured at NAV:
Equity and fixed income funds	63		50
Corporate-owned life insurance	27		25
Total investments measured at NAV	90		75
Total fair value of deferred compensation plan assets	$136		$112

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$38	$38	$46	$46
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	111		80
Total fair value of deferred compensation plan liabilities	$149		$126

(1)	Represents diversified assets held in a “rabbi trust” associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Consolidated Balance Sheet, and which are measured at fair value.

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
Defined Benefit Plans
We sponsor numerous defined benefit pension plans for eligible employees. Benefits for most participants under the terms of these plans are based on the employee’s years of service and compensation. We fund these plans as required by statutory regulations and through voluntary contributions. Some of our employees also participate in other postretirement defined benefit plans such as health care and life insurance plans.
The U.S. Salaried Retirement Plan (“U.S. SRP”) is our largest defined benefit pension plan, with assets valued at $4.6 billion and a projected benefit obligation of $5.2 billion as of June 29, 2018. Effective December 31, 2016, accruals under the U.S. SRP benefit formula were frozen for all employees and replaced with a 1% cash balance benefit formula for certain employees who were not highly compensated on December 31, 2016.

Balance Sheet Information
Amounts recognized in our Consolidated Balance Sheet for defined benefit pension plans and other postretirement defined benefit plans (collectively, “defined benefit plans”) reflect the funded status of our plans. The following table provides a summary of the funded status of our defined benefit plans and the presentation of such balances within our Consolidated Balance Sheet:

	June 29, 2018			June 30, 2017
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)
Fair value of plan assets	$5,098	$207	$5,305	$4,921	$212	$5,133
Projected benefit obligation	(5,774)	(233)	(6,007)	(6,140)	(265)	(6,405)
Funded status	$(676)	$(26)	$(702)	$(1,219)	$(53)	$(1,272)
Consolidated Balance Sheet line item amounts:
Other non-current assets	$15	$—	$15	$9	$—	$9
Compensation and benefits	(2)	(1)	(3)	(2)	(1)	(3)
Defined benefit plans	(689)	(25)	(714)	(1,226)	(52)	(1,278)
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

	June 29, 2018			June 30, 2017
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)
Net actuarial loss (gain)	$156	$(46)	$110	$262	$(28)	$234
Net prior service cost (credit)	4	(1)	3	2	(1)	1
	$160	$(47)	$113	$264	$(29)	$235
The following table provides a roll-forward of the projected benefit obligations for our defined benefit plans:

	2018			2017
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)
Change in benefit obligation
Benefit obligation at beginning of fiscal year	$6,140	$265	$6,405	$6,471	$311	$6,782
Service cost	39	1	40	58	1	59
Interest cost	195	7	202	184	8	192
Actuarial gain	(169)	(22)	(191)	(160)	(32)	(192)
Prior service cost	2	—	2	—	—	—
Benefits paid	(402)	(18)	(420)	(376)	(22)	(398)
Expenses paid	(35)	—	(35)	(34)	—	(34)
Curtailments(1)	—	—	—	—	(1)	(1)
Foreign exchange	4	—	4	(3)	—	(3)
Benefit obligation at end of fiscal year	$5,774	$233	$6,007	$6,140	$265	$6,405
_______________

(1)	We divested IT Services during fiscal 2017, which resulted in a curtailment under the Salaried Retiree Medical Plan.

The following table provides a roll-forward of the assets and the ending funded status of our defined benefit plans:

	2018			2017
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)			(In millions)
Change in plan assets
Plan assets at beginning of fiscal year	$4,921	$212	$5,133	$4,273	$216	$4,489
Actual return on plan assets	307	14	321	470	22	492
Employer contributions	303	(1)	302	591	(4)	587
Benefits paid	(402)	(18)	(420)	(376)	(22)	(398)
Expenses paid	(35)	—	(35)	(34)	—	(34)
Foreign exchange	4	—	4	(3)	—	(3)
Plan assets at end of fiscal year	$5,098	$207	$5,305	$4,921	$212	$5,133

Funded status at end of fiscal year	$(676)	$(26)	$(702)	$(1,219)	$(53)	$(1,272)
The accumulated benefit obligation for all defined benefit pension plans was $5.8 billion at June 29, 2018. The following table provides information for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	June 29, 2018	June 30, 2017

	(In millions)
Projected benefit obligation	$5,694	$6,061
Accumulated benefit obligation	5,694	6,061
Fair value of plan assets	5,004	4,833

Income Statement Information
The following table provides the components of net periodic benefit income and other amounts recognized in other comprehensive income for fiscal 2018, 2017, and 2016 as they pertain to our defined benefit plans:

	Pension			Other Benefits
	2018	2017	2016	2018	2017	2016

	(In millions)
Net periodic benefit income(1)
Service cost	$39	$58	$75	$1	$1	$1
Interest cost	195	184	245	7	8	13
Expected return on plan assets	(369)	(340)	(347)	(16)	(17)	(18)
Amortization of prior service credit	—	—	—	—	—	(5)
Amortization of net actuarial loss (gain)	—	1	1	(1)	—	1
Net periodic benefit income	(135)	(97)	(26)	(9)	(8)	(8)
Effect of curtailments or settlements(2)	—	—	1	—	—	(121)
Total net periodic benefit income	$(135)	$(97)	$(25)	$(9)	$(8)	$(129)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income)
Net actuarial loss (gain)	$(106)	$(284)	$645	$(20)	$(38)	$15
Prior service cost (credit)(2)	2	—	3	—	—	(121)
Amortization of prior service credit	—	—	—	1	—	126
Amortization of net actuarial loss	—	(1)	(1)	—	—	(2)
Total change recognized in other comprehensive loss (income)	(104)	(285)	647	(19)	(38)	18
Total impact from net periodic benefit cost and changes in other comprehensive loss (income)	$(239)	$(382)	$622	$(28)	$(46)	$(111)
_______________
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
The following table provides the estimated net actuarial gain and prior service cost that will be amortized from accumulated other comprehensive loss into net periodic benefit income during fiscal 2019:

	Pension	Other Benefits	Total

	(In millions)
Net actuarial gain	$—	$(6)	$(6)
Prior service cost	1	—	1
	$1	$(6)	$(5)
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

The following tables provide the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our defined benefit pension plans:

Obligation assumptions as of:	June 29, 2018	June 30, 2017
Discount rate	4.05%	3.76%
Rate of future compensation increase	2.76%	2.76%

Cost assumptions for fiscal years:	2018	2017	2016
Discount rate to determine service cost	3.48%	3.80%	4.06%
Discount rate to determine interest cost	3.28%	2.94%	4.06%
Expected return on plan assets	7.66%	7.65%	7.91%
Rate of future compensation increase	2.76%	2.75%	2.76%
Key assumptions for the U.S. SRP (our largest defined benefit pension plan with approximately 90% of the total projected benefit obligation) included a discount rate for obligation assumptions of 4.07% and expected return on plan assets of 7.75% for fiscal 2018, which is being maintained at 7.75% for fiscal 2019.
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our other postretirement defined benefit plans:

Obligation assumptions as of:	June 29, 2018	June 30, 2017
Discount rate	3.99%	3.63%
Rate of future compensation increase	N/A	N/A

Cost assumptions for fiscal year:	2018	2017	2016
Discount rate to determine service cost	3.62%	3.52%	3.86%
Discount rate to determine interest cost	3.04%	2.60%	3.86%
Rate of future compensation increase	N/A	N/A	2.75%
The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the strategic allocation, the correlations among asset classes and their expected volatilities. Our expected rate of return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, the determination of the expected long-term rate of return takes into consideration: (1) the plan’s actual historical annual return on assets over the past 15-, 20- and 25-year time periods, (2) historical broad market returns over long-term timeframes weighted by the plan’s strategic allocation, and (3) independent estimates of future long-term asset class returns, weighted by the plan’s strategic allocation. Based on this approach, the long-term annual rate of return on assets is estimated at 7.75% for fiscal 2019 for the U.S. defined benefit plans. The weighted average long-term annual rate of return on assets for all defined benefit pension plans is estimated at 7.66% for fiscal 2019. In fiscal 2018, we adopted updated mortality tables, which resulted in a decrease in the defined benefit plans’ projected benefit obligation as of June 29, 2018 and estimated net periodic benefit cost beginning fiscal 2019.
The assumed rate of future increases in the per capita cost of healthcare (the healthcare trend rate) for fiscal 2018 was 6.88% for both pre-age 65 and post-age 65 benefits, decreasing ratably to 4.75% in fiscal 2027. The corresponding assumed rate for fiscal 2019 is 7.35% for pre-age 65 benefits and 6.85% for post-age 65 benefits, decreasing ratably to 4.75% in fiscal 2028. Increasing or decreasing the healthcare cost trend rates by one percent per year would not have a material effect on the benefit obligation or the aggregate annual service and interest cost components. To the extent that actual experience differs from these assumptions, the effect will be accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants.
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

•
Private equity funds, which include buy-out, mezzanine, venture capital, distressed asset and secondary funds, are typically limited partnership investment structures. Private equity valuations are based on the valuation of the underlying investments, which include inputs such as cost, operating results, discounted future cash flows and market-based comparable data. Private equity funds generally have liquidity restrictions that extend for ten or more years. Valuations are largely based on unobservable inputs and short-term liquidity is restricted; consequently, private equity funds are categorized as Level 3 assets. At June 29, 2018 and June 30, 2017, our defined benefit plans had future unfunded commitments totaling $246 million and $157 million, respectively, related to private equity fund investments.

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

•
Fixed income investments, which include U.S. Government securities and investment and non-investment grade corporate bonds, are generally valued using pricing models that use verifiable, observable market data such as interest rates, benchmark yield curves and credit spreads, bids provided by brokers or dealers, or quoted prices of securities with similar characteristics. Fixed income investments are generally categorized as Level 2 assets.

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

The following table provides the fair value of plan assets held by our defined benefit plans by asset category and by fair value hierarchy level:

	June 29, 2018
	Total	Level 1	Level 2	Level 3

	(In millions)
Asset Category
Equities:
Domestic equities	$1,221	$1,189	$32	$—
International equities	903	899	4	—
Alternative investments:
Private equity funds	401	—	—	401
Hedge funds	187	—	—	187
Fixed income:
Corporate bonds	812	—	801	11
Government securities	335	—	335	—
Other	1	—	—	1
Cash and cash equivalents	209	6	203	—
Total	4,069	$2,094	$1,375	$600
Investments Measured at NAV
Equity funds	714
Fixed Income funds	318
Hedge Funds	208
Total Investments Measured at NAV	1,240
Payables, net	(4)
Total fair value of plan assets	$5,305

	June 30, 2017
	Total	Level 1	Level 2	Level 3

	(In millions)
Asset Category
Equities:
Domestic equities	$1,062	$1,032	$30	$—
International equities	838	834	4	—
Alternative investments:
Private equity funds	522	—	—	522
Hedge funds	242	—	—	242
Fixed income:
Corporate bonds	611	—	611	—
Government securities	241	—	241	—
Other	2	—	—	2
Cash and cash equivalents	597	1	596	—
Total	4,115	$1,867	$1,482	$766
Investments Measured at NAV
Equity funds	632
Fixed Income funds	288
Total Investments Measured at NAV	920
Receivables, net	98
Total fair value of plan assets	$5,133

The following table presents a reconciliation of the beginning and ending defined benefit plan asset balances that use significant unobservable inputs (Level 3) to measure fair value:

	Private Equity Funds	Hedge Funds	Fixed Income	Other	Total

			(In millions)
Level 3 balance — July 1, 2016	$700	$282	$—	$2	$984
Realized gains (losses), net	78	(23)	—	—	55
Unrealized gains (losses), net	(71)	49	—	—	(22)
Sales, net	(185)	(66)	—	—	(251)
Level 3 balance — June 30, 2017	522	242	—	2	766
Realized gains (losses), net	47	8	—	—	55
Unrealized gains (losses), net	(25)	(4)	—	—	(29)
Sales, net	(144)	(59)	11	—	(192)
Level 3 balance — June 29, 2018	$400	$187	$11	$2	$600
Contributions
Funding requirements under Internal Revenue Service (“IRS”) rules are a major consideration in making contributions to our postretirement benefit plans. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
The Highway and Transportation Funding Act of 2014 (“HATFA”) and the Bipartisan Budget Act of 2015 (“BBA 2015”) further extended the interest rate stabilization provision of MAP-21 until 2020. We made voluntary contributions of $300 million and $400 million to our U.S. qualified pension plans during fiscal 2018 and 2017, respectively. As a result, we currently do not anticipate making any contributions to our U.S. qualified pension plans during fiscal 2019.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and benefits expected to be earned for future service by current active employees under our defined benefit plans:

	Pension	Other Benefits(1)	Total

	(In millions)
Fiscal Years:
2019	$400	$24	$424
2020	384	24	408
2021	385	23	408
2022	384	22	406
2023	382	22	404
2024 — 2028	1,854	89	1,943
_______________

(1)	Projected payments for Other Benefits reflect gross payments from the Company, excluding subsidies, which are expected to approximate 10 percent of gross payments.
NOTE 14: STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
As of June 29, 2018, we had options or other share-based compensation outstanding under two shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”) (prior to July 3, 2015, we had an additional shareholder approved SIP under which options or other share-based compensation was outstanding). Grants of share-based awards after October 23, 2015 were made under our 2015 EIP. We believe that share-based awards more closely align the interests of participants with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs).

Summary of Share-Based Compensation Expense
The following table summarizes the amounts and classification of share-based compensation expense:

	2018	2017	2016

	(In millions)
Total expense	$51	$42	$36
Included in:
Cost of product sales and services	$8	$3	$4
Engineering, selling and administrative expenses	43	39	32
Income from continuing operations	51	42	36
Tax effect on share-based compensation expense	(16)	(16)	(14)
Total share-based compensation expense after-tax	$35	$26	$22
Compensation cost related to share-based compensation arrangements that was capitalized as part of inventory or fixed assets in fiscal 2018, 2017 and 2016 was not material.
As of the end of fiscal 2018, a total of 26,913,981 shares of common stock remained available under our 2015 EIP for future issuance (excluding shares to be issued in respect of outstanding options and other share-based awards, and with each full-value award (e.g., restricted stock and restricted stock unit awards and performance share and performances share unit awards) counting as 4.6 shares against the total remaining for future issuance). In fiscal 2018, we issued an aggregate of 709,367 shares of common stock under the terms of our SIPs, which is net of shares withheld for tax purposes.
Stock Options
The following information relates to stock options, including performance stock options, that have been granted under shareholder-approved SIPs. Option exercise prices are equal to or greater than the fair market value of our common stock on the date the options are granted, using the closing stock price of our common stock. Options may be exercised for a period of ten years after the date of grant, and options, other than performance stock options, generally become exercisable in installments, which are typically 33.3 percent one year from the grant date, 33.3 percent two years from the grant date and 33.3 percent three years from the grant date. In certain instances, vesting and exercisability are also subject to performance criteria.
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
A summary of the significant assumptions used in determining the fair value of stock option grants under our SIPs is as follows:

	2018	2017	2016

Expected dividends	1.8%	2.4%	2.5%
Expected volatility	19.3%	21.8%	23.0%
Risk-free interest rates	1.8%	1.2%	1.5%
Expected term (years)	5.00	5.03	5.05

A summary of stock option activity under our SIPs as of June 29, 2018 and changes during fiscal 2018 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In millions)
Stock options outstanding June 30, 2017	4,910,142	$69.89
Stock options forfeited or expired	(98,532)	$88.51
Stock options granted	412,285	$119.70
Stock options exercised	(525,525)	$64.25
Stock options outstanding June 29, 2018	4,698,370	$74.50	6.53	$329.05
Stock options exercisable June 29, 2018	3,084,969	$64.34	5.71	$247.42
The weighted-average grant-date fair value was $18.60 per share, $13.82 per share and $12.68 per share for options granted during fiscal 2018, 2017 and 2016, respectively. The total intrinsic value of options exercised during fiscal 2018, 2017 and 2016 was $39 million, $47 million and $20 million, respectively, at the time of exercise.
A summary of the status of our nonvested stock options at June 29, 2018 and changes during fiscal 2018 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested stock options June 30, 2017	2,596,282	$13.23
Stock options granted	412,285	$18.60
Stock options vested	(1,395,166)	$13.15
Nonvested stock options June 29, 2018	1,613,401	$14.66
As of June 29, 2018, there was $24 million of total unrecognized compensation expense related to nonvested stock options granted under our SIPs. This expense is expected to be recognized over a weighted-average period of 1.10 years. The total fair value of stock options that vested during fiscal 2018, 2017 and 2016 was approximately $18 million, $17 million and $15 million, respectively.
Restricted Stock and Restricted Stock Unit Awards
The following information relates to awards of restricted stock and restricted stock units that have been granted to employees under our SIPs. These awards are not transferable until vested and the restrictions generally lapse upon the achievement of continued employment over a specified time period.
The fair value as of the grant date of these awards was based on the closing price of our common stock on the grant date and is amortized to compensation expense over the vesting period. At June 29, 2018, there were 25,902 shares of restricted stock and 388,788 restricted stock units outstanding which were payable in shares.
A summary of the status of these awards at June 29, 2018 and changes during fiscal 2018 is as follows:

	Shares or Units	Weighted-Average Grant Price Per Share or Unit
Restricted stock and restricted stock units outstanding at June 30, 2017	260,964	$84.92
Restricted stock and restricted stock units granted	312,247	$141.46
Restricted stock and restricted stock units vested	(138,659)	$80.44
Restricted stock and restricted stock units forfeited	(19,862)	$111.88
Restricted stock and restricted stock units outstanding at June 29, 2018	414,690	$127.70
As of June 29, 2018, there was $39 million of total unrecognized compensation expense related to these awards under our SIPs. This expense is expected to be recognized over a weighted-average period of 1.79 years. The weighted-average grant date price per share or per unit of these awards granted during fiscal 2018, 2017 and 2016 was $141.46, $94.60 and $81.53, respectively. The total fair value of these awards that vested during fiscal 2018, 2017 and 2016 was approximately $11 million, $14 million and $7 million, respectively.

Performance Share Unit Awards
The following information relates to awards of performance share units that have been granted to employees under our SIPs. Generally, these awards are subject to performance criteria, such as meeting predetermined operating income or earnings per share and return on invested capital targets (and market conditions, such as total shareholder return (“TSR”)) for a 3-year performance period. These awards also generally vest at the expiration of the same 3-year period. The final determination of the number of shares to be issued in respect of an award is made by our Board of Directors or a committee of our Board of Directors.
The fair value as of the grant date of these awards was determined based on a fair value from a multifactor Monte Carlo valuation model that simulates our stock price and TSR relative to other companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting. The fair value of these awards is amortized to compensation expense over the vesting period if achievement of the performance measures is considered probable. At June 29, 2018, there were 625,293 performance share units outstanding which were payable in shares.
A summary of the status of these awards at June 29, 2018 and changes during fiscal 2018 is as follows:

	Shares or Units	Weighted-Average Grant Price Per Share or Unit
Performance share units outstanding at June 30, 2017	633,735	$81.81
Performance share units granted	193,321	$123.13
Performance share units vested	(173,505)	$66.48
Performance share units forfeited	(28,258)	$97.97
Performance share units outstanding at June 29, 2018	625,293	$98.11
As of June 29, 2018, there was $23 million of total unrecognized compensation expense related to these awards under our SIPs. This expense is expected to be recognized over a weighted-average period of 1.05 years. The weighted-average grant date price per unit of these awards granted during fiscal 2018, 2017 and 2016 was $123.13, $84.40 and $73.32, respectively. The total fair value of these awards that vested during fiscal 2018, 2017 and 2016 was approximately $12 million, $21 million and $18 million, respectively.
NOTE 15: INCOME FROM CONTINUING OPERATIONS PER SHARE
The computations of income from continuing operations per share are as follows:

	2018	2017	2016

	(In millions, except per share amounts)
Income from continuing operations	$721	$638	$611
Adjustments for participating securities outstanding	(2)	(2)	(2)
Income from continuing operations used in per basic and diluted common share calculations (A)	$719	$636	$609
Basic weighted average common shares outstanding (B)	118.6	122.6	123.8
Impact of dilutive share-based awards	2.5	1.7	1.2
Diluted weighted average common shares outstanding (C)	121.1	124.3	125.0
Income from continuing operations per basic common share (A)/(B)	$6.06	$5.19	$4.91
Income from continuing operations per diluted common share (A)/(C)	$5.94	$5.12	$4.87
Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards. Income from continuing operations per diluted common share excludes the antidilutive impact of 48,590, 421,507 and 1,671,045 weighted average share-based awards outstanding in fiscal 2018, 2017 and 2016, respectively.
NOTE 16: RESEARCH AND DEVELOPMENT
Company-sponsored research and development costs are expensed as incurred. These costs were $311 million, $310 million and $305 million in fiscal 2018, 2017 and 2016, respectively, and are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. Customer-sponsored research and development costs are incurred pursuant to contractual arrangements, principally U.S. Government-sponsored contracts requiring us to provide a product or service meeting certain defined performance or other specifications (such as designs), and are accounted for principally by the cost-to-cost POC method. Customer-sponsored research and development is included in our revenue and cost of product sales and services.

NOTE 17: LEASE COMMITMENTS
Total rental expense amounted to $61 million, $65 million and $65 million in fiscal 2018, 2017 and 2016, respectively. Future minimum rental commitments under leases with an initial lease term in excess of one year, primarily for land and buildings, amounted to approximately $280 million at June 29, 2018. These commitments for the five years following fiscal 2018 and, in total, thereafter are: fiscal 2019 — $58 million; fiscal 2020 — $53 million; fiscal 2021 — $47 million; fiscal 2022 — $40 million; fiscal 2023 — $28 million; and in total thereafter — $54 million. These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any of these individual leases material to our operations. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter.
NOTE 18: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
In the normal course of business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. We recognize all derivatives in our Consolidated Balance Sheet at fair value. We do not hold or issue derivatives for speculative trading purposes.
At June 29, 2018, we had open foreign currency forward contracts with an aggregate notional amount of $39 million, of which $4 million were classified as fair value hedges and $35 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with an aggregate notional amount of $33 million at June 30, 2017, of which $2 million were classified as fair value hedges and $31 million were classified as cash flow hedges. At June 29, 2018, contract expiration dates ranged from 3 days to 6 months with a weighted average contract life of 1 month.
Exchange Rate Risk — Balance Sheet Hedges
To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of services” line item in our Consolidated Statement of Income. As of June 29, 2018, we had outstanding foreign currency forward contracts denominated in the Canadian Dollar to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in fiscal 2018, 2017 or 2016. In addition, no amounts were recognized in earnings in fiscal 2018, 2017 or 2016 related to hedged firm commitments that no longer qualify as fair value hedges.
Exchange Rate Risk — Cash Flow Hedges
To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are being used to hedge currency exposures from cash flows anticipated across our business segments. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of June 29, 2018, we had outstanding foreign currency forward contracts denominated in the Euro and Australian Dollar to hedge certain forecasted transactions.
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
The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in fiscal 2018, 2017 or 2016. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive loss” line item in our Consolidated Balance Sheet as of June 29, 2018 that will be reclassified to earnings from accumulated other comprehensive income within the next 12 months to be material.

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
The amount of assets and liabilities related to foreign currency forward contracts in our Consolidated Balance Sheet as of June 29, 2018 was immaterial. See our Consolidated Statement of Comprehensive Income (Loss) for additional information on changes in accumulated other comprehensive loss for the three fiscal years ended June 29, 2018.
NOTE 19: NON-OPERATING INCOME (LOSS)
The components of non-operating income (loss) were as follows:

	2018	2017	2016

	(In millions)
Losses on extinguishment of debt(1)	$(24)	$—	$—
Gain on sales of businesses	—	—	10
Adjustment to gain on sale of business	—	2	—
Net income related to intellectual property matters	(1)	—	—
Other	(3)	—	—
	$(28)	$2	$10
_______________

(1)
Losses associated with our optional redemption of the entire outstanding $400 million principal amount of our 4.4% 2020 Notes and $400 million principal amount of our 2021 Notes, the repayment in full of $253 million in remaining outstanding indebtedness under the 5-year tranche of our $1.3 billion senior unsecured term loan facility and the termination of our 2015 Credit Agreement. See Note 11: Credit Arrangements and Note 12: Debt for additional information.

NOTE 20: ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were as follows:

	2018(1)	2017(2)

	(In millions)
Foreign currency translation, net of income taxes of $2 million and $1 million at June 29, 2018 and June 30, 2017, respectively	$(99)	$(113)
Net unrealized loss on hedging derivatives, net of income taxes of $7 million and $11 million at June 29, 2018 and June 30, 2017, respectively	(20)	(17)
Unrecognized postretirement obligations, net of income taxes of $30 million and $89 million at June 29, 2018 and June 30, 2017, respectively	(83)	(146)
	$(202)	$(276)
_______________

(1)	Reclassifications to earnings from accumulated other comprehensive loss, other than the reclassification adjustment described in the paragraph below, were not material in fiscal 2018.

(2)
Accumulated foreign currency translation losses of $52 million (net of income taxes of $14 million) were reclassified to earnings in fiscal 2017 as a result of the divestitures of CapRock and IT Services and are included in “Discontinued operations, net of income taxes” in our Consolidated Statement of Income.

Accumulated other comprehensive loss at June 29, 2018 reflects a reclassification to retained earnings of $35 million in stranded tax effects as a result of our adoption of an accounting standards update, including $30 million from “Unrecognized postretirement obligation, net of income taxes,” $4 million from “Net unrealized loss on hedging derivatives, net of income taxes” and $1 million from “Foreign currency translation, net of income taxes.” See Note 2: Accounting Changes or Recent Accounting Pronouncements for additional information regarding this accounting standards update.

NOTE 21: INCOME TAXES
Income Tax Provision
The provisions for current and deferred income taxes are summarized as follows:

	2018	2017	2016

	(In millions)
Current:
United States	$(141)	$117	$(36)
International	12	9	6
State and local	(11)	6	(11)
	(140)	132	(41)
Deferred:
United States	322	126	279
International	(3)	1	(3)
State and local	26	8	38
	345	135	314
	$205	$267	$273
The total income tax provision is summarized as follows:

	2018	2017	2016

	(In millions)
Continuing operations	$205	$267	$273
Discontinued operations	(5)	(110)	(12)
Total income tax provision	$200	$157	$261
A reconciliation of the U.S. statutory income tax rate to our effective income tax rate follows:

	2018	2017	2016
U.S. statutory income tax rate	28.1%	35.0%	35.0%
State taxes	1.9	1.0	1.8
International income	(0.5)	(1.3)	(1.2)
Nondeductible goodwill	—	—	0.9
Research and development tax credit	(2.9)	(2.0)	(2.3)
Change in valuation allowance	0.2	(0.2)	(2.6)
U.S. production activity benefit	(0.9)	(0.5)	(0.4)
Excess tax benefits on equity-based compensation	(1.8)	(2.6)	—
Settlement of tax audits	(2.2)	—	(0.3)
U.S. tax reform	(0.2)	—	—
Other items	0.4	0.1	—
Effective income tax rate	22.1%	29.5%	30.9%
State and local income taxes allocable to certain U.S. Government contracts are included in our operating expenses and, therefore, are not included in our provision for income taxes. As of June 29, 2018, we have accumulated undistributed earnings of international subsidiaries of approximately $55 million. None of these earnings were subject to the one-time transition tax on foreign earnings as required by the Tax Act or have otherwise been previously taxed. Our intention is to reinvest these earnings indefinitely. Determination of unrecognized deferred U.S. tax liability on outside basis differences, other than what is provided below, is not practicable due to the complexity of laws and regulations issued under the Tax Act and the varying tax treatment of repatriation alternatives.
Tax Law Changes
On December 22, 2017, the Tax Act was signed into U.S. law. Among other provisions, the Tax Act reduced the U.S. statutory corporate income tax rate from a maximum 35 percent to a flat 21 percent, effective January 1, 2018. Based on our fiscal year end, our blended U.S. statutory corporate income tax rate for fiscal 2018 was 28.1 percent. This drop in the tax rate resulted in a one-time benefit of $26 million ($.21 per diluted share) at the date of enactment.

As of the end of the fiscal year, we were able to reasonably estimate the impact to our existing net deferred income tax balances and recognized a $2 million expense during fiscal 2018 to revalue our deferred tax balances. This expense includes:

•	$52 million ($.43 per diluted share) from estimated write-down of existing net deferred tax asset balances initially recognized in the second quarter of fiscal 2018;

•
$33 million ($.27 per diluted share) of income tax benefit recognized in the third quarter of fiscal 2018 to adjust the provisional amount recorded in the second quarter of fiscal 2018. This adjustment was primarily due to revaluing our deferred tax asset related to our $300 million voluntary pension contribution made during the third quarter of fiscal 2018; and

•
$17 million ($.15 per diluted share) of income tax benefit recognized in the fourth quarter of fiscal 2018 to adjust the provisional amount recorded previously through the third quarter of fiscal 2018. This adjustment was primarily due to revaluing our deferred tax assets based on changes in methods for tax recognition and the actual current year movement in our deferred balances.

As of June 29, 2018, we have not fully completed our accounting for the income tax impact of enactment of the Tax Act. In accordance with SEC Staff Accounting Bulletin No.118, we have recognized provisional amounts for income tax effects of the Tax Act that we were able to reasonably estimate. We intend to adjust the tax effects for the relevant items during the allowed measurement period. We are still evaluating certain aspects of the Tax Act and refining our calculations, which could potentially affect our current estimated valuation of our net deferred income tax balances mentioned above and could give rise to new deferred tax amounts.
We were also able to reasonably estimate the tax treatment of our earnings and profits as per the Tax Act related to foreign subsidiaries (“foreign E&P”). The Tax Act provides for a one-time transition tax on our post-1986 foreign E&P that was previously deferred from U.S. income tax expense. We have provisionally determined that we will not owe any one-time transition tax. However, we are still refining our calculations, including estimated foreign E&P layers for fiscal 2018, which could impact the amount of one-time transition tax we will owe.
We are still in the process of evaluating the U.S. federal corporate income tax impacts of the Global Intangible Low Taxed Income (“GILTI”) and will continue to modify and update our evaluation as additional regulations are issued by the Department of Treasury.  Although we do not expect GILTI to have a material impact on our financial statements, a reasonable provision cannot be completed at this time.  In accordance with SEC Staff Accounting Bulletin No. 118, we will not adjust current or deferred taxes for GILTI until a reasonable estimate can be determined.
Because of the potential impact of deficit allocations on the tax basis for netted foreign E&P of related foreign subsidiaries, we are maintaining a deferred tax liability of approximately $24 million in respect of potential cumulative tax basis differences of $116 million. New statutory or regulatory guidance, including guidance issued after our fiscal year end, requires further analysis and may result in a change in our conclusion as to the need for a deferred tax liability in respect of these cumulative tax basis differences. Other than this deferred tax liability, we have provided for no additional income taxes on any remaining undistributed foreign E&P not subject to the transition tax, or any outside tax basis differences inherent in our foreign subsidiaries, because all other amounts continue to be reinvested indefinitely.
We anticipate any impact on our fiscal 2018 provision at a U.S. state and local tax level related to the Tax Act to be insignificant, but will further refine our calculations as the state and local conformity to the Tax Act becomes more certain.

Deferred Income Tax Assets (Liabilities)
The components of deferred income tax assets (liabilities) were as follows:

	June 29, 2018	June 30, 2017

	(In millions)
Deferred tax assets:
Inventory valuations	$21	$31
Accruals	176	292
Deferred revenue	7	16
Domestic tax loss and credit carryforwards	86	60
International tax loss and credit carryforwards	33	35
Share-based compensation	26	31
Capital loss carryforwards	101	133
Long-term debt	—	13
Pension and other post-employment benefits	188	509
Unrealized loss on interest rate hedges	7	10
Unrecognized tax benefits	4	7
Other	1	(17)
Total deferred tax assets	650	1,120
Less: valuation allowance(1)	(181)	(183)
Total deferred tax assets, net of valuation allowance	469	937

Deferred tax liabilities:
Property, plant and equipment	(65)	(51)
Unbilled receivables	(86)	(5)
Acquired intangibles	(268)	(459)
Unremitted earnings of foreign subsidiaries	(24)	(47)
Total deferred tax liabilities	(443)	(562)
Total deferred tax assets, net of valuation allowance	$26	$375
_______________
(1) The valuation allowance has been established to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.
Total deferred tax assets, net of valuation allowance, were classified as follows in our Consolidated Balance Sheet:

	June 29, 2018	June 30, 2017

	(In millions)
Non-current deferred income tax assets	$116	$409
Non-current deferred income tax liabilities	(90)	(34)
	$26	$375
Tax loss and credit carryforwards as of June 29, 2018 have expiration dates ranging between two years and no expiration in certain instances. The amounts of federal, international, and state and local operating loss carryforwards as of June 29, 2018 were $25 million, $71 million and $543 million, respectively. The amount of U.S. capital loss carryforwards as of June 29, 2018 was $367 million. Income from continuing operations before income taxes of international subsidiaries was $43 million, $42 million and $42 million in fiscal 2018, 2017 and 2016, respectively. We received $8 million in income tax refunds, net of income taxes paid, in fiscal 2018 and we paid $51 million and $53 million, net of refunds received, in fiscal 2017 and 2016, respectively.

Tax Uncertainties
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2018	2017	2016

	(In millions)
Balance at beginning of fiscal year	$90	$63	$124
Additions based on tax positions taken during current fiscal year	17	52	7
Additions based on tax positions taken during prior fiscal years	23	—	9
Decreases based on tax positions taken during prior fiscal years	(28)	(25)	(73)
Decreases from lapse in statutes of limitations	—	—	(1)
Decreases from settlements	—	—	(3)
Balance at end of fiscal year	$102	$90	$63
As of June 29, 2018, we had $102 million of unrecognized tax benefits, of which $92 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. Upon recognition of a portion of these benefits, we also expect to recognize an additional $14 million of current expense which will offset the favorable rate impact from the unrecognized tax benefits. As of June 30, 2017, we had $90 million of unrecognized tax benefits, of which $74 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We had accrued $4 million for the potential payment of interest and penalties as of June 29, 2018 (and this amount was not included in the $102 million of unrecognized tax benefits balance at June 29, 2018 shown above) and $3 million of this total could favorably impact future tax rates. We had accrued $5 million for the potential payment of interest and penalties as of June 30, 2017 (and this amount was not included in the $90 million of unrecognized tax benefits balance at June 30, 2017 shown above) and $3 million of this total could favorably impact future tax rates.
We file numerous separate and consolidated income tax returns reporting our financial results and, where appropriate, those of our subsidiaries and affiliates, in the U.S. Federal jurisdiction and various state, local and foreign jurisdictions. Pursuant to the Compliance Assurance Process, the IRS is examining our returns for fiscal 2014 through fiscal 2017. The Canadian Revenue Agency is currently examining our returns for fiscal 2014 through fiscal 2016, and we are appealing portions of a Canadian assessment relating to fiscal 2000 through fiscal 2006. We are currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2011 through 2017. It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes cannot be made for remaining unrecognized tax benefits because of the significant number of jurisdictions in which we do business and the number of open tax periods.
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

•
Electronic Systems, providing electronic warfare, avionics, and command, control, communications, computers, intelligence, surveillance and reconnaissance solutions for defense and classified customers and mission-critical communication systems for civil and military aviation and other customers; and

•
Space and Intelligence Systems, providing intelligence, space protection, geospatial, complete Earth observation, universe exploration, positioning, navigation and timing, and environmental solutions for national security, defense, civil and commercial customers, using advanced sensors, antennas and payloads, as well as ground processing and information analytics.

As described in more detail in Note 1: Significant Accounting Policies under “Principles of Consolidation” and in Note 3: Discontinued Operations and Divestitures, in connection with our divestiture of CapRock and entering into the definitive agreement to sell IT Services in the third quarter of fiscal 2017, our other remaining operations that had been part of our former Critical Networks segment, including our ATM business primarily serving the FAA, were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated. The historical results, discussion and presentation of our business segments as set forth in our Consolidated Financial Statements and these Notes reflect the impact of these changes for all periods presented in order to present all segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets or statements of cash flows resulting from these segment changes.
Total assets by business segment is as follows:

	2018	2017

	(In millions)
Total Assets
Communication Systems	$1,548	$1,534
Electronic Systems	4,186	4,094
Space and Intelligence Systems	2,192	2,117
Corporate(1)	1,913	2,345
	$9,839	$10,090
_______________

(1)
Identifiable intangible assets acquired in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Exelis identifiable intangible asset balances of continuing operations recorded as Corporate assets were approximately $1.0 billion and $1.1 billion as of June 29, 2018 and June 30, 2017, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment and identifiable intangibles, and also included any assets and liabilities from discontinued operations. See Note 3: Discontinued Operations and Divestitures for additional information regarding discontinued operations.

Other selected financial information by business segment and geographical area is summarized below:

	2018	2017	2016

	(In millions)
Capital Expenditures
Communication Systems	$26	$14	$16
Electronic Systems	57	40	40
Space and Intelligence Systems	33	34	38
Corporate	20	27	41
Discontinued operations	—	4	19
	$136	$119	$154
Depreciation and Amortization
Communication Systems	$57	$64	$63
Electronic Systems	44	29	56
Space and Intelligence Systems	36	37	40
Corporate	122	142	124
Discontinued operations	—	39	78
	$259	$311	$361
Geographical Information for Continuing Operations
U.S. operations:
Revenue	$5,869	$5,639	$5,798
Long-lived assets	$892	$896	$917
International operations:
Revenue	$313	$261	$194
Long-lived assets	$8	$8	$7
In addition to depreciation and amortization expense related to property, plant and equipment, depreciation and amortization includes intangible asset amortization and debt premium, debt discount and debt issuance cost amortization of $116 million, $125 million and $120 million in fiscal 2018, 2017 and 2016, respectively.
Our products and systems are produced principally in the U.S. with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 5 percent of our total revenue during fiscal 2018, 2017 or 2016.

Sales made to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, by all segments as a percentage of total revenue were 75 percent, 74 percent and 77 percent in fiscal 2018, 2017 and 2016, respectively. Revenue from services in fiscal 2018 was approximately 10 percent, 29 percent and 13 percent of total revenue in our Communication Systems, Electronic Systems and Space and Intelligence Systems segments, respectively.
Revenue from products and services exported from the U.S., including foreign military sales, or manufactured or rendered abroad in fiscal 2018, 2017 and 2016 was $1.3 billion (21 percent of our revenue), $1.3 billion (22 percent of our revenue) and $1.2 billion (20 percent of our revenue), respectively. Fiscal 2018 export revenue and revenue from international operations was principally from Europe, the Middle East, Asia, Australia, Africa and Canada.
Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	2018	2017	2016

	(In millions)
Revenue
Communication Systems	$1,903	$1,753	$1,864
Electronic Systems	2,373	2,251	2,233
Space and Intelligence Systems	1,921	1,902	1,899
Corporate eliminations	(15)	(6)	(4)
	$6,182	$5,900	$5,992
Income from Continuing Operations before Income Taxes
Segment Operating Income:(1)
Communication Systems(2)	$571	$524	$522
Electronic Systems	441	464	430
Space and Intelligence Systems	336	311	288
Unallocated corporate expense and corporate eliminations(3)	(226)	(226)	(185)
Non-operating income (loss)(4)	(28)	2	10
Net interest expense	(168)	(170)	(181)
Total	$926	$905	$884
_______________

(1)
In fiscal 2017 and 2016, segment operating income included stranded costs and Financial Accounting Standards (“FAS”) pension income previously reported as part of our former Critical Networks segment but now re-allocated to our remaining three segments.

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

(3)
Unallocated corporate expense and corporate eliminations includes: (i) the impact of a net liability reduction of $101 million in fiscal 2016 for certain post-employment benefit plans, (ii) $101 million, $109 million and $109 million in fiscal 2018, 2017 and 2016, respectively, for amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis (because the acquisition of Exelis benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired in the Exelis acquisition was recorded as unallocated corporate expense), (iii) $5 million, $58 million and $121 million of Exelis acquisition-related and other charges in fiscal 2018, 2017 and 2016, respectively, (iv) $47 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business and other items in fiscal 2018, and (v) a $12 million non-cash adjustment for deferred compensation in fiscal 2018.

(4)
Non-operating income (loss) in fiscal 2018 includes $27 million of losses and other costs related to debt refinancing. Additional information regarding non-operating income (loss) is set forth in Note 19: Non-Operating Income (Loss).

NOTE 23: LEGAL PROCEEDINGS AND CONTINGENCIES
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At June 29, 2018, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 29, 2018 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the Department of Justice (“DOJ”), Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis, of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at June 29, 2018 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

SUPPLEMENTARY FINANCIAL INFORMATION
QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data is summarized below:

	Quarter Ended				Total Year
	9/29/2017	12/29/2017	3/30/2018	6/29/2018

	(In millions, except per share amounts)
Fiscal 2018
Revenue	$1,413	$1,535	$1,568	$1,666	$6,182
Gross profit(1)	528	548	574	601	2,251
Income from continuing operations before income taxes	231	229	215	251	926
Income from continuing operations(2)	167	139	203	212	721
Discontinued operations, net of income taxes	(6)	—	(2)	5	(3)
Net income	161	139	201	217	718
Per common share data:
Basic
Income from continuing operations	1.40	1.17	1.71	1.78	6.06
Net income	1.35	1.17	1.70	1.83	6.04
Diluted
Income from continuing operations	1.38	1.15	1.67	1.74	5.94
Net income	1.32	1.15	1.66	1.79	5.92
Cash dividends	0.57	0.57	0.57	0.57	2.28
Stock prices — High	132.00	144.94	164.58	170.54
Low	109.08	131.52	140.84	142.50

	Quarter Ended				Total Year
	9/30/2016	12/30/2016	3/31/2017	6/30/2017

	(In millions, except per share amounts)
Fiscal 2017
Revenue	$1,420	$1,449	$1,489	$1,542	$5,900
Gross profit(1)	534	542	544	546	2,166
Income from continuing operations before income taxes	203	235	233	234	905
Income from continuing operations(3)	145	163	164	166	638
Discontinued operations, net of income taxes	15	14	(79)	(35)	(85)
Net income	160	177	85	131	553
Per common share data:
Basic
Income from continuing operations	1.17	1.32	1.33	1.37	5.19
Net income	1.29	1.42	0.70	1.09	4.50
Diluted
Income from continuing operations	1.16	1.30	1.31	1.35	5.12
Net income	1.27	1.40	0.69	1.07	4.44
Cash dividends	0.53	0.53	0.53	0.53	2.12
Stock prices — High	94.09	107.54	113.00	114.32
Low	80.78	88.89	99.13	106.18
_______________

(1)
“Gross profit” from prior periods have been adjusted to conform to current-period classifications. Reclassifications include certain human resources, information technology (“IT”), direct selling and bid and proposal costs that were previously included as “Cost of product sales and services” line items and are now reflected in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income.

(2) Income from continuing operations in fiscal 2018 includes: (i) $47 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business and other items; (ii) $27 million of losses and other costs related to debt refinancing; (iii) $14 million of charges related to non-cash adjustments for deferred compensation and the impact of tax reform; and (iv) a $5 million charge related to consolidation of certain Exelis facilities initiated in fiscal 2017. The net after-tax impact from the above items was $68 million or $.56 per diluted common share.
(3) Income from continuing operations in fiscal 2017 includes $51 million after-tax ($.41 per diluted common share) for Exelis acquisition-related and other items.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures:    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of fiscal 2018, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of fiscal 2018 our disclosure controls and procedures were effective.
(b) Changes in Internal Control:    We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. We are continuing our implementation of a new income tax provision software designed to enhance process stability and further facilitate the computation and recording of tax provisions for our U.S. and international entities. We are also continuing the multi-year, phased implementation targeted for completion in fiscal 2020 of a new core enterprise resource planning (“ERP”) system in certain business units, which we expect to reduce the number of ERP systems across the Company and enhance our system of internal control over financial reporting. We expect the initial implementation of the new core ERP system in each affected business unit to involve changes to related processes that are part of our system of internal control over financial reporting and to require testing for effectiveness and potential further changes as implementation progresses. During the first quarter of fiscal 2018, we successfully completed the initial implementation of the new core ERP system in 2 business units. There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Evaluation of Internal Control over Financial Reporting:    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of fiscal 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of the end of fiscal 2018. “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Report. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, our independent registered public accounting firm, whose unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Report.

ITEM 9B.	OTHER INFORMATION.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
(a) Identification of Directors:    The information required by this Item with respect to our directors is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors and Nominees for Election in our Proxy Statement for our 2018 Annual Meeting of Shareholders scheduled to be held on October 26, 2018 (our “2018 Proxy Statement”), which is expected to be filed within 120 days after the end of our fiscal 2018.
(b) Identification of Executive Officers:    Certain information regarding our executive officers is included in Part I of this Report under the heading “Executive Officers of the Registrant” in accordance with General Instruction G(3) of Form 10-K.
(c) Audit Committee Information; Financial Expert:    The information required by this Item with respect to the Audit Committee of our Board of Directors and “audit committee financial experts” is incorporated herein by reference to the discussions under the headings Summary Information Regarding Each of the Nominees and Board Committees and Committee Charters, Audit Committee in our 2018 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2018.
(d) Section 16(a) Beneficial Ownership Reporting Compliance:    Information related to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Section 16(a) Beneficial Ownership Reporting Compliance in our 2018 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2018.
(e) Code of Ethics:    All of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Code of Conduct. Our Code of Conduct is posted on our website at https://www.harris.com/content/code-of-conduct and is also available free of charge by written request to our Director of Ethics and Compliance, Harris Corporation, 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose on the Code of Conduct section of our website at https://www.harris.com/content/code-of-conduct any amendment to, or waiver from, our Code of Conduct that is required to be disclosed to shareholders, within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Code of conduct in our 2018 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2018.
(f) Policy for Nominees:    The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees to our Board of Directors, submit nominees for inclusion in our proxy materials pursuant to our new “proxy access” provision of our By-Laws or directly propose nominees for consideration pursuant to our By-Laws but not pursuant to the proxy access provision contained under the heading Director Nomination Process and Criteria, and Board Diversity in our 2018 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2018. Except as described in the following paragraph, no material changes to those procedures have occurred since the disclosure regarding those procedures in our Proxy Statement for our 2017 Annual Meeting of Shareholders.
On May 30, 2018, we amended our By-Laws to implement “proxy access” and to make certain other changes, effective immediately. The proxy access provisions allow an individual eligible shareholder, or group of no more than 20 eligible shareholders, to nominate and include in our proxy materials candidates for election to our Board of Directors, as long as such shareholder or the shareholder group, as applicable, continuously owns 3% or more of the outstanding shares of our common stock for at least three years. The maximum number of proxy access nominees permitted is the greater of two or 20% of our Board of Directors (rounded down to the nearest whole number), provided that the shareholder(s) and the nominee(s) satisfy the eligibility and procedural requirements set forth in our By-Laws. The additional eligibility and procedural requirements include a requirement that a proxy access nomination notice must be delivered to us no earlier than 150 calendar days and no later than 120 calendar days before the first anniversary of the release date of our proxy materials for our prior year’s annual meeting of shareholders, as well as requirements that all nominees for directors and nominating stockholder(s) provide certain information, representations and agreements to us in order to be eligible for election.
Additional information concerning requirements and procedures for shareholders directly nominating directors is contained under the heading Shareholder Nominees for Director and Other Shareholder Proposals for 2019 Annual Meeting of Shareholders in our 2018 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2018.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item with respect to compensation of our directors and executive officers is incorporated herein by reference to the discussions under the headings Director Compensation and Benefits, Compensation Discussion and Analysis and Management Development and Compensation Committee Report in our 2018 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table provides information as of June 29, 2018 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	5,712,451	$74.50	26,913,981
Equity compensation plans not approved by shareholders	—	—	—
Total	5,712,451	$74.50	26,913,981
_______________

(1)
Consists of the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) (the “2005 Equity Incentive Plan”) and the Harris Corporation 2015 Equity Incentive Plan. No additional awards may be granted under the 2005 Equity Incentive Plan.

(2)
Under the 2005 Equity Incentive Plan and the Harris Corporation 2015 Equity Incentive Plan, in addition to options, we have granted share-based compensation awards in the form of performance shares, shares of restricted stock, performance share units, restricted stock units, shares of immediately vested common stock and other similar types of share-based awards. As of June 29, 2018, there were awards outstanding under those plans with respect to 1,039,983 shares, consisting of (i) awards of 25,902 shares of restricted stock, for which all 25,902 shares were issued and outstanding; and (ii) awards of 1,014,081 performance share units and restricted stock units, for which all 1,014,081 were payable in shares but for which no shares were yet issued and outstanding. The 5,712,451 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 4,698,370 outstanding options and in respect of awards of 1,014,081 performance share units and restricted stock units payable in shares. Because there is no exercise price associated with awards of shares of restricted stock, performance share units or restricted stock units, all of which are granted to employees at no cost, such awards are not included in the weighted-average exercise price calculation in column (b).

See Note 14: Stock Options and Other Share-Based Compensation in the Notes for a general description of our share-based incentive plans.
The other information required by this Item with respect to security ownership of certain of our beneficial owners and management is incorporated herein by reference to the discussions under the headings Principal Shareholders and Share Ownership by our Directors, Nominees and Executive Officers in our 2018 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the discussions under the headings Director Independence and Related person transaction policy in our 2018 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm in our 2018 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2018.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as a part of this Report:

Page
(1) List of Financial Statements Filed as Part of this Report:
The following financial statements and reports of Harris Corporation and its consolidated subsidiaries are included in Item 8 of this Report at the page numbers referenced below:
Management’s Report on Internal Control Over Financial Reporting	55
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	56
Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	57
Consolidated Statement of Income — Fiscal Years ended June 29, 2018; June 30, 2017; July 1, 2016	58
Consolidated Statement of Comprehensive Income (Loss) — Fiscal Years ended June 29, 2018; June 30, 2017; July 1, 2016	59
Consolidated Balance Sheet — June 29, 2018; June 30, 2017	60
Consolidated Statement of Cash Flows — Fiscal Years ended June 29, 2018; June 30, 2017; July 1, 2016	61
Consolidated Statement of Equity — Fiscal Years ended June 29, 2018; June 30, 2017; July 1, 2016	62
Notes to Consolidated Financial Statements	63
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts — Fiscal Years ended June 29, 2018; June 30, 2017; July 1, 2016	113
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
(3)(b) By-Laws of Harris Corporation, as amended and restated effective May 30, 2018, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 30, 2018. (Commission File Number 1-3863)
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
(iii)  Supplemental Indenture, dated June 2, 2015, among Harris Corporation, Exelis Inc. and The Bank of New York Mellon (as successor to Chemical Bank), to the Indenture dated as of May 1, 1996 between Harris Corporation and The Bank of New York (as successor to Chemical Bank), incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 2, 2015. (Commission File Number 1-3863)
**(4)(c)(i) Indenture, dated as of October 1, 1990, between Harris Corporation and U.S. Bank National Association (as successor to National City Bank), as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-3, Registration Statement No. 33-35315, filed with the SEC on June 8, 1990.
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
(4)(d)(i) Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York), as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(b) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.
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
(4)(e)(i) Subordinated Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York), as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by the Company when and as authorized by the Company’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(c) to the Company’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.
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
(4)(f) Form of the Company’s Floating Rate Global Note due April 2020, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2017. (Commission File Number 1-3863)
(4)(g) Form of Floating Rate Global Note due February 2019, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 28, 2018. (Commission File Number 1-3863)
(4)(h) Form of the Company’s 2.700% Global Note due 2020, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)
(4)(i) Form of the Company’s 3.832% Global Note due 2025, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)
(4)(j) Form of the Company’s 4.400% Global Note due 2028, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 4, 2018. (Commission File Number 1-3863)
(4)(k) Form of the Company’s 4.854% Global Note due 2035, incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)
(4)(l) Form of the Company’s 6.15% Notes due 2040, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 3, 2010. (Commission File Number 1-3863)
(4)(m) Form of the Company’s 5.054% Global Note due 2045, incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)

(4)(n) Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), the Company by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of Harris Corporation.
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
(iii)  Form of Stock Option Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)
(iv)  Form of Stock Option Award Agreement Terms and Conditions (as of July 4, 2009) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 3, 2009. (Commission File Number 1-3863)
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
(vi)  Form of Restricted Stock Award Agreement Terms and Conditions (as of June 28, 2014) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2014. (Commission File Number 1-3863)
(vii)  Form of Performance Stock Option Award Agreement Terms and Conditions (as of May 27, 2015) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(e)(xi) to the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2015. (Commission File Number 1-3863)
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
(viii) Harris Corporation 2015 Equity Incentive Plan Restricted Unit Award Agreement Terms and Conditions (as of August 24, 2017) (Executive Officers), incorporated herein by reference to Exhibit 10 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2017. (Commission File No. 1-3863)
(ix) Harris Corporation 2015 Equity Incentive Plan Restricted Unit Award Agreement Terms and Conditions (March 14, 2018 Special Stock Grant to Eligible U.S. Employees), incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2018. (Commission File Number 1-3863)
(x) Harris Corporation 2015 Equity Incentive Plan Restricted Unit Award Agreement Terms and Conditions (March 14, 2018 Special Stock Grant to Eligible Non-U.S. Employees), incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2018. (Commission File Number 1-3863)
*10(g)(i) Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2018), incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017. (Commission File Number 1-3863)
*(10)(h)(i) Harris Corporation Supplemental Executive Retirement Plan (amended and restated effective March 1, 2003), incorporated herein by reference to Exhibit 10(b)(i) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003. (Commission File Number 1-3863)
(ii)  Amendment No. 1 to Harris Corporation Supplemental Executive Retirement Plan, dated April 25, 2003, incorporated herein by reference to Exhibit 10(b)(ii) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003. (Commission File Number 1-3863)
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
(iii) Amendment Number Two to the Harris Corporation 2005 Directors’ Deferred Compensation Plan (As Amended and Restated Effective January 1, 2009), dated December 4, 2015, incorporated herein by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
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
(iv) Amendment to the Harris Corporation Master Trust, dated and effective May 3, 2010, incorporated herein by reference to Exhibit 4(e)(iv) to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-222821, filed with the SEC on February 1, 2018.
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
*(10)(r) Employment Agreement, dated October 8, 2011 and effective November 1, 2011, by and between Harris Corporation and William M. Brown, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 11, 2011. (Commission File Number 1-3863)
*(10)(s) Offer Letter, dated July 20, 2012, by and between Harris Corporation and Robert L. Duffy, incorporated herein by reference to Exhibit 10(x) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2013. (Commission File Number 1-3863)
*(10)(t) Offer Letter Agreement, dated March 6, 2015, between Harris Corporation and Todd Taylor, incorporated herein by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2015. (Commission File Number 1-3863)
*(10)(u)(i) Offer Letter Agreement, dated December 17, 2014, between Harris Corporation and Rahul Ghai, incorporated herein by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2016. (Commission File Number 1-3863)
(ii) Amendment to Offer Letter Agreement, dated January 29, 2016, between Harris Corporation and Rahul Ghai, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2016. (Commission File Number 1-3863)
*(10)(v) Summary of Annual Compensation of Non-Employee Directors (Last Modified October 27, 2017), effective as of January 1, 2018, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2017. (Commission File Number 1-3863)
(10)(w) Revolving Credit Agreement, dated as of June 26, 2018, by and among Harris Corporation and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 29, 2018. (Commission File Number 1-3863)
*(10)(x)(i) Harris Corporation Salaried Retirement Plan (Amended and Restated as of January 1, 2017), incorporated herein by reference to Exhibit 10(ii)(i) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. (Commission File Number 1-3863)
(ii) Amendment Number One to the Harris Corporation Salaried Retirement Plan (as Amended and Restated effective January 1, 2017), dated July 26, 2017, incorporated herein by reference to Exhibit 10(ii)(ii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. (Commission File Number 1-3863)
(iii) Amendment Number Two to the Harris Corporation Salaried Retirement Plan (as Amended and Restated effective January 1, 2017), dated August 23, 2017, incorporated herein by reference to Exhibit 10(ii)(iii) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. (Commission File Number 1-3863)
(iv) Amendment Number Three to the Harris Corporation Salaried Retirement Plan (as Amended and Restated effective January 1, 2017), dated December 21, 2017, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017. (Commission File Number 1-3863)
(v) Amendment Number Four to the Harris Corporation Salaried Retirement Plan (as Amended and Restated effective January 1, 2017), dated June 27, 2018.
*(10)(y) Exelis Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.5 of Exelis Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-177605, filed with the SEC on October 28, 2011.
*(10)(z) Exelis Inc. Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.14 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 18, 2011. (Commission File No. 1-35228)
*(10)(aa)(i) Exelis Excess Pension Plan IA (formerly known as the ITT Excess Pension Plan IA and the ITT Industries Excess Pension Plan IA), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.18 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)

(ii) Amendment to the Exelis Excess Pension Plan IA (as Amended and Restated as of October 31, 2011), dated December 16, 2016, incorporated herein by reference to Exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File No. 1-3863)
*(10)(bb)(i) Exelis Excess Pension Plan IB (formerly known as the ITT Excess Pension Plan IB and the ITT Industries Excess Pension Plan IB), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.19 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
(ii) Amendment to the Exelis Excess Pension Plan IB (as Amended and Restated as of October 31, 2011), dated December 16, 2016, incorporated herein by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File No. 1-3863)
*(10)(cc)(i) Exelis Excess Pension Plan IIA (formerly known as the ITT Excess Pension Plan IIA, the ITT Excess Pension Plan II, and the ITT Industries Excess Pension Plan II), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.20 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
(ii) Amendment to Exelis Excess Pension Plan IIA (as Amended and Restated as of October 31, 2011), dated December 16, 2016, incorporated herein by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File No. 1-3863)
*(10)(dd)(i) Exelis Excess Pension Plan IIB (formerly known as the ITT Excess Pension Plan IIB), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.21 to Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
*(10)(ee) Amendment to the Exelis Pension Plan IIB (as Amended and Restated as of October 31, 2011), dated December 16, 2016, incorporated herein by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File No. 1-3863)
*(10)(ff) Amendment to the Exelis Excess Pension Plans (as amended and restated as of October 31, 2011), dated April 28, 2017, incorporated herein by reference to Exhibit 10(pp) to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. (Commission File No. 1-3863)
*(10)(gg) Amendment to the Exelis Excess Pension Plans (as amended and restated as of October 31, 2011), dated March 28, 2018, incorporated herein by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2018. (Commission File No. 1-3863)
*(10)(hh) Amendment to the EDO Corporation Employees Pension Plan, dated December 21, 2017, incorporated herein by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017. (Commission File No. 1-3863)
(12)  Computation of Ratio of Earnings to Fixed Charges.
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
__________________
* Management contract or compensatory plan or arrangement.
** Paper filing.

ITEM 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HARRIS CORPORATION
(Registrant)
Date: August 27, 2018	By:	/S/ WILLIAM M. BROWN
William M. Brown
Chairman, President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM M. BROWN	Chairman, President and Chief Executive Officer (Principal Executive Officer)	August 27, 2018
William M. Brown

/s/ RAHUL GHAI	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 27, 2018
Rahul Ghai

/s/ TODD A. TAYLOR	Vice President, Principal Accounting Officer (Principal Accounting Officer)	August 27, 2018
Todd A. Taylor

/s/ JAMES F. ALBAUGH	Director	August 27, 2018
James F. Albaugh

/s/ SALLIE B. BAILEY	Director	August 27, 2018
Sallie B. Bailey

/s/ PETER W. CHIARELLI	Director	August 27, 2018
Peter W. Chiarelli

/s/ THOMAS A. DATTILO	Director	August 27, 2018
Thomas A. Dattilo

/s/ ROGER B. FRADIN	Director	August 27, 2018
Roger B. Fradin

/s/ TERRY D. GROWCOCK	Director	August 27, 2018
Terry D. Growcock

/s/ LEWIS HAY III	Director	August 27, 2018
Lewis Hay III

/s/ VYOMESH I. JOSHI	Director	August 27, 2018
Vyomesh I. Joshi

/s/ LESLIE F. KENNE	Director	August 27, 2018
Leslie F. Kenne

/s/ JAMES C. STOFFEL	Director	August 27, 2018
James C. Stoffel

/s/ GREGORY T. SWIENTON	Director	August 27, 2018
Gregory T. Swienton

/s/ HANSEL E. TOOKES II	Director	August 27, 2018
Hansel E. Tookes II

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
HARRIS CORPORATION AND SUBSIDIARIES
(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe		Deductions — Describe		Balance at End of Period
Year ended June 29, 2018
Amounts Deducted From
Respective Asset Accounts:
					$8	(A)
					435	(B)
					707	(C)
Allowances for collection losses	$2,815	$654	$—		$1,150		$2,319

			$(48)	(E)	$(425)	(A)
Allowances for deferred tax assets	$183,476	$(2,848)	$(48)		$(425)		$181,005
Year ended June 30, 2017
Amounts Deducted From
Respective Asset Accounts:
					$7	(A)
					551	(B)
					3,329	(C)
					3,247	(D)
Allowances for collection losses	$9,949	$—	$—		$7,134		$2,815

					$1,865	(A)
					103,371	(D)
			354	(E)	175	(F)
Allowances for deferred tax assets	$300,159	$(11,626)	$354		$105,411		$183,476
Year ended July 1, 2016
Amounts Deducted From
Respective Asset Accounts:
					$960	(A)
					5,188	(C)
Allowances for collection losses	$12,169	$3,928	$—		$6,148		$9,949

			$2,092	(D)	$4,648	(A)
			389	(E)	946	(F)
Allowances for deferred tax assets	$71,866	$231,406	$2,481		$5,594		$300,159
Note A — Foreign currency translation gains and losses
Note B — Disposals
Note C — Uncollectible accounts charged off, less recoveries on accounts previously charged off
Note D — Acquisitions and divestitures
Note E — Uncertain income tax positions
Note F — Accumulated other comprehensive income