Form 10-Q
period 2018-09-28
HARRIS CORP /DE/
filed 2018-10-26
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2018
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
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                         ☑   Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                     ☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s common stock as of October 19, 2018 was 117,658,904 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended September 28, 2018

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	September 28, 2018	September 29, 2017

	(In millions, except per share amounts)
Revenue from product sales and services	$1,542	$1,410
Cost of product sales and services	(1,010)	(919)
Engineering, selling and administrative expenses	(279)	(268)
Non-operating income	47	46
Interest income	1	—
Interest expense	(44)	(41)
Income from continuing operations before income taxes	257	228
Income taxes	(41)	(63)
Income from continuing operations	216	165
Discontinued operations, net of income taxes	(3)	(6)
Net income	$213	$159

Net income per common share
Basic
Continuing operations	$1.82	$1.39
Discontinued operations	(0.01)	(0.06)
	$1.81	$1.33
Diluted
Continuing operations	$1.78	$1.36
Discontinued operations	(0.01)	(0.05)
	$1.77	$1.31

Cash dividends paid per common share	$0.685	$0.570
Basic weighted average common shares outstanding	117.9	119.1
Diluted weighted average common shares outstanding	120.6	121.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
	September 28, 2018	September 29, 2017

	(In millions)
Net income	$213	$159
Other comprehensive income:
Foreign currency translation gain, net of income taxes	—	25
Net unrealized gain on hedging derivatives, net of income taxes	1	1
Net unrecognized loss on postretirement obligations, net of income taxes	(1)	—
Other comprehensive income, net of income taxes	—	26
Total comprehensive income	$213	$185
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 28, 2018	June 29, 2018

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$305	$288
Receivables	432	466
Contract assets	870	782
Inventories	413	411
Income taxes receivable	151	174
Other current assets	117	103
Total current assets	2,288	2,224
Non-current Assets
Property, plant and equipment	898	900
Goodwill	5,373	5,372
Other intangible assets	960	989
Non-current deferred income taxes	117	119
Other non-current assets	253	247
Total non-current assets	7,601	7,627
	$9,889	$9,851
Liabilities and Equity
Current Liabilities
Short-term debt	$294	$78
Accounts payable	480	622
Contract liabilities	410	372
Compensation and benefits	125	142
Other accrued items	321	317
Income taxes payable	21	15
Current portion of long-term debt, net	305	304
Total current liabilities	1,956	1,850
Non-current Liabilities
Defined benefit plans	674	714
Long-term debt, net	3,410	3,408
Non-current deferred income taxes	84	79
Other long-term liabilities	521	522
Total non-current liabilities	4,689	4,723
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 117,611,536 shares at September 28, 2018 and 118,280,120 shares at June 29, 2018	118	118
Other capital	1,648	1,714
Retained earnings	1,680	1,648
Accumulated other comprehensive loss	(202)	(202)
Total shareholders’ equity	3,244	3,278
	$9,889	$9,851
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
	September 28, 2018	September 29, 2017

	(In millions)
Operating Activities
Net income	$213	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	29	28
Depreciation and other amortization	36	37
Share-based compensation	38	11
Pension income	(38)	(34)
(Increase) decrease in:
Accounts receivable	34	(54)
Contract assets	(88)	(59)
Inventories	(3)	(24)
Increase (decrease) in:
Accounts payable	(141)	(88)
Contract liabilities	38	18
Income taxes	37	125
Other	(38)	(24)
Net cash provided by operating activities	117	95
Investing Activities
Net additions of property, plant and equipment	(31)	(23)
Net cash used in investing activities	(31)	(23)
Financing Activities
Proceeds from borrowings	216	—
Repayments of borrowings	—	(35)
Proceeds from exercises of employee stock options	15	14
Repurchases of common stock	(200)	(75)
Cash dividends	(82)	(69)
Other financing activities	(18)	(9)
Net cash used in financing activities	(69)	(174)
Effect of exchange rate changes on cash and cash equivalents	—	6
Net increase (decrease) in cash and cash equivalents	17	(96)
Cash and cash equivalents, beginning of year	288	484
Cash and cash equivalents, end of quarter	$305	$388
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

	(In millions, except per share amounts)
Balance at June 30, 2017	$120	$1,741	$1,318	$(276)	$2,903
Net income	—	—	159	—	159
Other comprehensive income	—	—	—	26	26
Shares issued under stock incentive plans	—	14	—	—	14
Share-based compensation expense	—	11	—	—	11
Repurchases and retirement of common stock	(1)	(73)	(48)	—	(122)
Forward contract component of accelerated share repurchase	—	38	—	—	38
Cash dividends ($.570 per share)	—	—	(69)	—	(69)
Balance at September 29, 2017	$119	$1,731	$1,360	$(250)	$2,960

Balance at June 29, 2018	$118	$1,714	$1,648	$(202)	$3,278
Net income	—	—	213	—	213
Shares issued under stock incentive plans	1	15	—	—	16
Shares issued under defined contribution plans	—	23	—	—	23
Share-based compensation expense	—	14	—	—	14
Repurchases and retirement of common stock	(1)	(118)	(99)	—	(218)
Cash dividends ($.685 per share)	—	—	(82)	—	(82)
Balance at September 28, 2018	$118	$1,648	$1,680	$(202)	$3,244
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations and cash flows for the periods presented therein. The results for the quarter ended September 28, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 29, 2018 has been derived from our audited financial statements and reflects the adoption of Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended (“ASC 606”), as described below under “Adoption of New Accounting Standards.” The balance sheet at June 29, 2018 does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2018 (our “Fiscal 2018 Form 10-K”).
Amounts contained in this Report may not always add to totals due to rounding.
Reclassifications
The classification of certain prior-period amounts has been adjusted in our Condensed Consolidated Financial Statements (Unaudited) to conform with current-period classifications. Reclassifications include certain direct selling and bid and proposal costs from the “Cost of product sales and services” line item to the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited) and in these Notes.
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
Significant Accounting Policies Update
Our significant accounting policies are provided in “Note 1: Significant Accounting Policies” of our Fiscal 2018 Form 10-K.
Effective June 30, 2018, we adopted ASC 606 using the full retrospective method. Refer to the Adoption of New Accounting Standards section below for additional information. The significant accounting policies disclosed below reflect the impact of our adoption of ASC 606.
Revenue Recognition
We account for a contract when it has approval and commitment from all parties, the rights and payment terms of the parties can be identified, the contract has commercial substance and the collectibility of the consideration, or transaction price, is probable. Our contracts are often subsequently modified to include changes in specifications, requirements or price that may create new or change existing enforceable rights and obligations. We do not account for contract modifications (including unexercised options) or follow-on contracts until they meet the requirements noted above to account for a contract.

At the inception of each contract, we evaluate the promised goods and services to determine whether the contract should be accounted for as having one or more performance obligations. A performance obligation is a promise to transfer a distinct good or service to a customer and represents the unit of accounting for revenue recognition. A substantial majority of our revenue is derived from long-term development and production contracts involving the design, development, manufacture or modification of aerospace and defense products and related services according to the customers’ specifications. Due to the highly interdependent and interrelated nature of the underlying goods and services and the significant service of integration that we provide, which often result in the delivery of multiple units, we account for these contracts as one performance obligation. For contracts that include both development/production and follow-on support services (for example, operations and maintenance), we generally consider the follow-on services distinct in the context of the contract and account for them as separate performance obligations. Additionally, a significant amount of our revenue is derived from contracts to provide multiple distinct goods to a customer where the goods can readily be sold to other customers based on their commercial nature and, accordingly, these goods are accounted for as separate performance obligations. These arrangements are most prevalent in our Communication Systems segment and primarily involve the sale of secure tactical radios and accessories and other standard products. Shipping and handling costs incurred after control of a product has transferred to the customer (for example, in free on board shipping arrangements) are treated as fulfillment costs and, therefore, are not accounted for as separate performance obligations.
As discussed above, our contracts are often subsequently modified to include changes in specifications, requirements or price. Depending on the nature of the modification, we consider whether to account for the modification as an adjustment to the existing contract or as a separate contract. Often, the deliverables in our contract modifications are not distinct from the existing contract due to the significant integration and interrelated tasks provided in the context of the contract. Therefore, such modifications are accounted for as if they were part of the existing contract, and we may be required to recognize a cumulative catch-up adjustment to revenue at the date of the contract modification.
We determine the transaction price for each contract based on our best estimate of the consideration we expect to receive, which includes assumptions regarding variable consideration, such as award and incentive fees. These variable amounts are generally awarded upon achievement of certain negotiated performance metrics, program milestones or cost targets and can be based upon customer discretion. We include such estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. We estimate variable consideration primarily using the most likely amount method.
For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price of the good or service underlying each performance obligation. The standalone selling price represents the amount for which we would sell the good or service to a customer on a standalone basis (i.e., not sold as a bundle with any other products or services). Our contracts with the U.S. Government, including foreign military sales contracts, are subject to the Federal Acquisition Regulations (“FAR”) and the prices of our contract deliverables are typically based on our estimated or actual costs plus a reasonable profit margin. As a result, the standalone selling prices of the goods and services in these contracts are typically equal to the selling prices stated in the contract, thereby, eliminating the need to allocate (or reallocate) the transaction price to the multiple performance obligations. In our non-U.S. Government contracts, we also generally use the expected cost plus a margin approach to determine standalone selling price. In addition, we determine standalone selling price for certain contracts that are commercial in nature based on observable selling prices.
We recognize revenue for each performance obligation when (or as) the performance obligation is satisfied by transferring control of the promised goods or services underlying the performance obligation to the customer. The transfer of control can occur over time or at a point in time.
Point in Time Revenue Recognition: Our performance obligations are satisfied at a point in time unless they meet at least one of the following criteria, in which case they are satisfied over time:

•	The customer simultaneously receives and consumes the benefits provided by our performance as we perform;

•	Our performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced; or

•	Our performance does not create an asset with an alternative use to us, and we have an enforceable right to payment for performance completed to date.
As noted above, a significant amount of our revenue is derived from contracts to provide multiple distinct goods to a customer that are commercial in nature and can readily be sold to other customers. These arrangements are most prevalent in our Communication Systems segment and primarily involve the sale of secure tactical radios and accessories and other standard products. These performance obligations do not meet any of the three criteria listed above to recognize revenue over time; therefore, we recognize revenue at a point in time, generally when the goods are received and accepted by the customer.

Over Time Revenue Recognition: The majority of our revenue recognized over time is for U.S. Government development and production contracts in our Electronic Systems and Space and Intelligence Systems segments. For U.S. Government development and production contracts, there is a continuous transfer of control of the asset to the customer as it is being produced based on FAR clauses in the contract that provide the customer with lien rights to work in process and allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. This also typically applies to our contracts with prime contractors for U.S. Government development and production contracts, when the above-described FAR clauses are flowed down to us by the prime contractors.
Our non-U.S. Government development and production contracts, including international direct commercial contracts and U.S. contracts with state and local agencies, utilities and commercial and transportation organizations, often do not include the FAR clauses described above. However, over time revenue recognition is typically supported either through our performance creating or enhancing an asset that the customer controls as it is created or enhanced or based on other contractual provisions or relevant laws that provide us with an enforceable right to payment for our work performed to date plus a reasonable profit if our customer were permitted to and did terminate the contract for reasons other than our failure to perform as promised.
Revenue for our development and production contracts is recognized over time, typically using the percentage of completion (“POC”) cost-to-cost method, whereby we measure our progress towards completion of the performance obligation based on the ratio of costs incurred to date to estimated costs at completion under the contract. Because costs incurred represent work performed, we believe this method best depicts transfer of control of the asset to the customer.
For performance obligations to provide services that are satisfied over time, we generally recognize revenue on a straight-line basis or based on the right-to-invoice method (i.e., based on our right to bill the customer). Because these methods closely reflect the value of the services transferred to the customer, we believe these methods best depict transfer of control to the customer.
Contract Estimates: Under the POC cost-to-cost method of revenue recognition, a single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. Recognition of profit on a contract requires estimates of the total cost at completion and transaction price and the measurement of progress towards completion. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Factors that must be considered in estimating the total transaction price include contractual cost or performance incentives (such as incentive fees, award fees and penalties) and other forms of variable consideration as well as our historical experience and our expectation for performance on the contract. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, as the contract progresses, our estimates of total transaction price may increase or decrease if, for example, we receive award fees that are higher or lower than expected. When adjustments in estimated total costs at completion or in estimated total transaction price are determined, the related impact on operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident.
Net EAC adjustments resulting from changes in estimates unfavorably impacted our operating income by $3 million ($2 million after-tax or $.02 per diluted share) and favorably by $5 million ($3 million after-tax or $.02 per diluted share) for the quarters ended September 28, 2018 and September 29, 2017, respectively. Revenue recognized from performance obligations satisfied in prior periods was $7 million and $14 million for the quarters ended September 28, 2018 and September 29, 2017, respectively.
Bill-and-Hold Arrangements: For certain of our contracts, the finished product may temporarily be stored at our location under a bill-and-hold arrangement. Revenue is recognized on bill-and-hold arrangements at the point in time when the customer obtains control of the product (for example, through a present right to payment from the customer, transfer of title and/or significant risks and rewards of ownership to the customer and customer acceptance) and all of the following criteria have been met: the arrangement is substantive (for example, the customer has requested the arrangement); the product is identified separately as belonging to the customer; the product is ready for physical transfer to the customer; and we do not have the ability to use the product or direct it to another customer.
Backlog: Backlog, which is the equivalent of our remaining performance obligations, represents the future revenue we expect to recognize as we perform on our current contracts. Backlog comprises both funded backlog (i.e., firm orders for which funding is authorized and appropriated) and unfunded backlog. Backlog excludes unexercised contract options and potential orders under ordering-type contracts, such as indefinite delivery, indefinite quantity (“IDIQ”) contracts.
At September 28, 2018, our ending backlog was $7.9 billion. We expect to recognize approximately half of the revenue associated with this backlog within the next twelve months and the substantial majority of the revenue associated with this backlog within the next 3 years.
Contract Assets and Liabilities: The timing of revenue recognition, customer billings and cash collections results in accounts receivable, contract assets and contract liabilities at the end of each reporting period. Contract assets include unbilled amounts typically resulting from revenue recognized exceeding amounts billed to customers for contracts utilizing the POC cost-to-cost revenue recognition method. We bill customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries and, in certain arrangements, the customer may withhold payment of a small portion of the contract price until contract completion. Contract liabilities include advance payments and billings in excess of revenue recognized, including deferred revenue associated with extended product warranties. Contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period. The non-current portion of deferred revenue associated with extended product warranties is included within the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet (Unaudited).
Contract assets related to amounts withheld by customers until contract completion are not considered a significant financing component of our contracts because the intent is to protect the customers from our failure to satisfactorily complete our performance obligations. Payments received from customers in advance of revenue recognition are not considered a significant financing component of our contracts because they are utilized to pay for contract costs within a one-year period or are requested by us to ensure the customers meet their payment obligations. See Note G — Contract Assets and Contract Liabilities in these Notes for additional information.
Costs to Obtain or Fulfill a Contract: Costs to obtain a contract are incremental direct costs incurred to obtain a contract with a customer, including sales commissions and dealer fees, and are capitalized if material. Costs to fulfill a contract include costs directly related to a contract or specific anticipated contract (for example, mobilization, set-up and certain design costs) that generate or enhance our ability to satisfy our performance obligations under these contracts. These costs are capitalized to the extent they are expected to be recovered from the associated contract. Capitalized costs to obtain or fulfill a contract are amortized to expense over the expected period of benefit for contracts with terms greater than one year on a systematic basis that is consistent with the pattern of transfer of the associated goods and services to the customer. As a practical expedient, capitalized costs to obtain or fulfill a contract with a term of one year or less are expensed as incurred.
Adoption of New Accounting Standards
As discussed above, we adopted ASC 606 effective June 30, 2018. This standard supersedes nearly all revenue recognition guidance under GAAP and International Financial Reporting Standards and supersedes some cost guidance for construction-type and production-type contracts. The guidance in this standard is principles-based, and, consequently, entities are required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. The core principle of this standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To help financial statement users better understand the nature, amount, timing and potential uncertainty of the revenue and cash flows, this standard requires significantly more interim and annual disclosures. We have adopted the requirements of the new standard using the full retrospective method, which means that we have restated each prior reporting period presented and recognized the cumulative effect of applying the standard at the earliest period presented. We opted for this adoption method because we believe it provides enhanced comparability and transparency across periods. We elected to apply the practical expedient related to backlog disclosures for prior reporting periods. We also elected to apply the practical expedient related to evaluating the effects of contract modifications that occurred prior to the earliest period presented. No other transition practical expedients were applied.
Adopting this standard resulted in the recognition of a cumulative-effect adjustment of $15 million to reduce the opening balance of retained earnings at July 2, 2016. Our full year fiscal 2017 revenue from product sales and services decreased by $3 million and our income from continuing operations decreased by $10 million ($.08 per share). Our full year fiscal 2018 revenue from product sales and services decreased by $14 million and our income from continuing operations decreased by $19 million ($.15 per share). This standard also resulted in the establishment of “Contract assets” and “Contract liabilities” line items and the reclassification to these line items of amounts previously presented in the “Receivables,” “Inventories” and “Advanced payments and unearned income” line items in our Condensed Consolidated Balance Sheet (Unaudited). Total net cash provided by operating activities and total net cash provided by or used in investing activities and financing activities in our Condensed Consolidated Statements of Cash Flows (Unaudited) were not impacted by the adoption of ASC 606. These amounts are reflected in the tables below and are updated from the preliminary assessment of the impacts of adopting ASC 606 included in our fiscal 2018 Form 10-K.
We also adopted ASU 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, effective June 30, 2018. This standard requires that entities present components of net periodic pension and postretirement benefit costs other than the service cost component (“other components of net benefit cost”) separately from the service cost component. The other components of net benefit cost may be presented as a separate line item or items, or if a separate line item is not used, the line item used to present the other components of net benefit cost must be disclosed. Previously, we included each component of net benefit cost within the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Condensed Consolidated Statement of Income (Unaudited). In accordance with this update, we will present the other components of net benefit cost as part of the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited). We adopted this update retrospectively by recasting each prior period presented, using as our estimation basis for recasting prior periods the amounts disclosed in the Postretirement benefit plan footnote to our previously issued financial statements. Adopting this update resulted in a $37 million increase in cost of sales and services, a $9 million increase in engineering, selling and administrative expenses and a corresponding $46 million increase in non-operating income for the quarter ended September 29, 2017, with no impact to net income.

The following table summarizes the effect of adopting ASC 606 and ASU 2017-07 on our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended September 29, 2017:

	Quarter Ended September 29, 2017
	As Reported	Effect of Adopting ASC 606	Effect of Adopting ASU 2017-07	As Recast

	(In millions, except per share amounts)
Revenue from product sales and services	$1,413	$(3)	$—	$1,410
Cost of product sales and services	(885)	3	(37)	(919)
Engineering, selling and administrative expenses	(256)	(3)	(9)	(268)
Non-operating income	—	—	46	46
Interest expense	(41)	—	—	(41)
Income from continuing operations before income taxes	231	(3)	—	228
Income taxes	(64)	1	—	(63)
Income from continuing operations	167	(2)	—	165
Discontinued operations, net of income taxes	(6)	—	—	(6)
Net income	$161	$(2)	$—	$159

Net income per common share
Basic
Continuing operations	$1.40	$(0.01)	$—	$1.39
Discontinued operations	(0.05)	(0.01)	—	(0.06)
	$1.35	$(0.02)	$—	$1.33
Diluted
Continuing operations	$1.38	$(0.02)	$—	$1.36
Discontinued operations	(0.06)	0.01	—	(0.05)
	$1.32	$(0.01)	$—	$1.31

The following table summarizes the effect of the adoption of ASC 606 on our Condensed Consolidated Balance Sheet (Unaudited) at June 29, 2018:

	June 29, 2018
	As Reported	Effect of Adopting ASC 606	As Recast

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$288	$—	$288
Receivables	735	(269)	466
Contract assets	—	782	782
Inventories	925	(514)	411
Income taxes receivable	174	—	174
Other current assets	101	2	103
Total current assets	2,223	1	2,224
Non-current Assets
Property, plant and equipment	900	—	900
Goodwill	5,372	—	5,372
Other intangible assets	989	—	989
Non-current deferred income taxes	116	3	119
Other non-current assets	239	8	247
Total non-current assets	7,616	11	7,627
	$9,839	$12	$9,851

Liabilities and Equity
Current Liabilities
Short-term debt	$78	$—	$78
Accounts payable	622	—	622
Advanced payments and unearned income	314	(314)	—
Contract liabilities	—	372	372
Compensation and benefits	142	—	142
Other accrued items	313	4	317
Income taxes payable	15	—	15
Current portion of long-term debt, net	304	—	304
Total current liabilities	1,788	62	1,850
Non-current Liabilities
Defined benefit plans	714	—	714
Long-term debt, net	3,408	—	3,408
Non-current deferred income taxes	90	(11)	79
Other long-term liabilities	517	5	522
Total non-current liabilities	4,729	(6)	4,723
Equity
Shareholders’ Equity:
Common stock	118	—	118
Other capital	1,714	—	1,714
Retained earnings	1,692	(44)	1,648
Accumulated other comprehensive loss	(202)	—	(202)
Total equity	3,322	(44)	3,278
	$9,839	$12	$9,851

The following table presents the effect of the adoption of ASC 606 on our Condensed Consolidated Statement of Cash Flows (Unaudited) for the quarter ended September 29, 2017:

	Quarter Ended September 29, 2017
	As Reported	Effect of Adopting ASC 606	As Recast

	(In millions, except shares)
Net income	$161	(2)	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles(1)	28	—	28
Depreciation and other amortization(1)	37	—	37
Share-based compensation	11	—	11
Pension income	(34)	—	(34)
(Increase) decrease in:
Accounts receivable	(83)	29	(54)
Contract assets	—	(59)	(59)
Inventories	(56)	32	(24)
Increase (decrease) in:
Accounts payable	(88)	—	(88)
Advanced payments and unearned income	12	(12)	—
Contract liabilities	—	18	18
Income taxes	126	(1)	125
Other	(19)	(5)	(24)
Net cash provided by operating activities	$95	$—	$95
_______________

(1)
“Amortization of acquisition-related intangibles” includes amortization of non-Exelis Inc. acquisition-related intangibles, which was previously included in the “Depreciation and amortization” line item in our Condensed Consolidated Statement of Cash Flows (Unaudited) in our Form 10-Q for the quarter ended September 29, 2017.

Accounting Standards Issued But Not Yet Effective
In February 2016, the FASB issued a new lease standard that supersedes existing lease guidance under GAAP. This standard requires, among other things, the recognition of right-of-use assets and liabilities on the balance sheet for all leases longer than 12 months and disclosure of certain information about leasing arrangements. The standard currently allows two transition methods whereby companies may elect to use the modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, with certain practical expedients available, or to initially apply the standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This standard is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018, which for us is our fiscal 2020. We continue to evaluate the impact this standard will have on our financial condition, results of operations and cash flows, which could be material, and we have not yet made a decision on the adoption method, as this determination is primarily dependent on the completion of our analysis.
Note B — Discontinued Operations
We completed two significant divestitures during fiscal 2017, the divestiture of our government IT services business (“IT Services”) and the divestiture of our Harris CapRock Communications commercial business (“CapRock”). These divestitures individually and collectively represented a strategic shift away from non-core markets (for example, energy, maritime and government IT services). The decision to divest these businesses was part of our strategy to simplify our operating model to focus on technology-differentiated, high-margin businesses and had a major effect on our operations and financial results.
As a result, IT Services and CapRock are reported as discontinued operations in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes relate solely to our continuing operations.
The major components of discontinued operations in our Condensed Consolidated Statement of Income (Unaudited) included a $3 million non-operating loss for the quarter ended September 28, 2018 and a $3 million non-operating loss and $3 million income tax expense for the quarter ended September 29, 2017. For additional details regarding our discontinued operations, refer to “Note 3: Discontinued Operations and Divestitures” in our Fiscal 2018 Form 10-K.
Note C — Stock Options and Other Share-Based Compensation
During the quarter ended September 28, 2018, we had options or other share-based compensation outstanding under two shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”). Grants of share-based awards after October 23, 2015 were made under our 2015 EIP. We believe that share-based awards more closely align the interests of participants with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $14 million and $11 million for the quarters ended September 28, 2018 and September 29, 2017, respectively.
The aggregate number of shares of our common stock that we issued under the terms of our SIPs, net of shares withheld for tax purposes and inclusive of both continuing and discontinued operations, was 403,953 and 331,215 for the quarters ended September 28, 2018 and September 29, 2017, respectively. Awards granted to participants under our 2015 EIP during the quarter ended September 28, 2018 consisted of 270,963 stock options, 89,220 restricted shares and restricted units and 135,629 performance units. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model and the following assumptions: expected dividend yield of 1.61 percent; expected volatility of 19.87 percent; risk-free interest rates averaging 2.72 percent; and expected term of 5.03 years. The fair value as of the grant date of each restricted share award and restricted unit award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting.
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
In the fourth quarter of fiscal 2018, we recorded a $5 million charge for consolidation of certain Exelis Inc. (collectively with its subsidiaries, “Exelis”) facilities initiated in fiscal 2017. This charge is included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income in our Fiscal 2018 Form 10-K. We had liabilities of $22 million and $27 million at September 28, 2018 and June 29, 2018, respectively, associated with this integration activity and with previous restructuring actions. We expect that the majority of the remaining liabilities as of September 28, 2018 will be paid within the next twelve months.
Note E — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized below:

	September 28, 2018	June 29, 2018

	(In millions)
Foreign currency translation, net of income taxes of $2 million at September 28, 2018 and June 29, 2018, respectively	$(99)	$(99)
Net unrealized loss on hedging derivatives, net of income taxes of $6 million and $7 million at September 28, 2018 and June 29, 2018, respectively	(19)	(20)
Unrecognized postretirement obligations, net of income taxes of $30 million at September 28, 2018 and June 29, 2018, respectively	(84)	(83)
	$(202)	$(202)
Accumulated other comprehensive loss at June 29, 2018 reflects a reclassification to retained earnings of $35 million in stranded tax effects as a result of our adoption of an accounting standards update, including $30 million from “Unrecognized postretirement obligation, net of income taxes,” $4 million from “Net unrealized loss on hedging derivatives, net of income taxes” and $1 million from “Foreign currency translation, net of income taxes.” See Note 2: “Accounting Changes or Recent Accounting Pronouncements” in our fiscal 2018 Form 10-K for additional information regarding this accounting standards update.
Note F — Receivables
Receivables are summarized below:

	September 28, 2018	June 29, 2018

	(In millions)
Accounts receivable	$435	$468
Less allowances for collection losses	(3)	(2)
	$432	$466
We have a receivables sale agreement (“RSA”) with a third-party financial institution that permits us to sell, on a non-recourse basis, up to $50 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution. Receivables sold pursuant to the RSA meet the requirements for sales accounting under ASC 860, Transfers and Servicing, and, accordingly, are derecognized from our Condensed Consolidated Balance Sheet (Unaudited) at the time of sale. Outstanding accounts receivable sold pursuant to the RSA were not material at September 28, 2018 and June 29, 2018. Impairment losses related to receivables from contracts with customers were not material during the quarters ended September 28, 2018 and September 29, 2017.
Note G — Contract Assets and Contract Liabilities
Contract assets include unbilled amounts typically resulting from revenue recognized exceeding amounts billed to customers for contracts utilizing the POC cost-to-cost revenue recognition method. We bill customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries and, in certain arrangements, the customer may withhold payment of a small portion of the contract price until contract completion. Contract liabilities include advance payments and billings in excess of revenue recognized, including deferred revenue associated with extended product warranties. Contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period. Changes in contract assets and contract liabilities balances during the quarter ended September 28, 2018 were not materially impacted by any factors other than those described above.
Contract assets and contract liabilities are summarized below:

	September 28, 2018	June 29, 2018

	(In millions)
Contract assets	$870	$782
Contract liabilities, current	(410)	(372)
Contract liabilities, non-current(1)	(5)	(7)
	$455	$403
_______________

(1)
Non-current portion of deferred revenue associated with extended product warranties, which is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet (Unaudited)

The components of contract assets are summarized below:

	September 28, 2018	June 29, 2018

	(In millions)
Unbilled contract receivables, gross	$1,000	$881
Progress payments	(130)	(99)
	$870	$782
Impairment losses related to our contract assets were not material during the quarters ended September 28, 2018 and September 29, 2017. For the quarter ended September 28, 2018, we recognized revenue of $158 million related to contract liabilities that were outstanding at June 29, 2018. For the quarter ended September 29, 2017, we recognized revenue of $110 million related to contract liabilities that were outstanding at June 30, 2017.

Note H — Inventories
Inventories are summarized below:

	September 28, 2018	June 29, 2018

	(In millions)
Finished products	$81	$91
Work in process	119	121
Raw materials and supplies	213	199
	$413	$411
Note I — Property, Plant and Equipment
Property, plant and equipment are summarized below:

	September 28, 2018	June 29, 2018

	(In millions)
Land	$43	$43
Software capitalized for internal use	174	171
Buildings	624	620
Machinery and equipment	1,372	1,349
	2,213	2,183
Less accumulated depreciation and amortization	(1,315)	(1,283)
	$898	$900
Depreciation and amortization expense related to property, plant and equipment was $35 million and $37 million for the quarters ended September 28, 2018 and September 29, 2017, respectively.
Note J — Accrued Warranties
Changes in our liability for standard warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited), during the quarter ended September 28, 2018 were as follows:

(In millions)
Balance at June 29, 2018	$24
Warranty provision for sales	3
Settlements	(2)
Balance at September 28, 2018	$25

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties was $16 million at September 28, 2018 and June 29, 2018, and is included as a component of the “Contract liabilities” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited).

Note K — Postretirement Benefit Plans
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Pension		Other Benefits
	Quarter Ended		Quarter Ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017

	(In millions)
Net periodic benefit income
Service cost	$9	$10	$—	$—
Interest cost	52	48	2	2
Expected return on plan assets	(95)	(92)	(4)	(4)
Amortization of net actuarial loss (gain)	—	—	(2)	—
Total net periodic benefit income	$(34)	$(34)	$(4)	$(2)

The service cost component of net periodic benefit income is included in the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Condensed Consolidated Statement of Income (Unaudited). The non-service cost components of net periodic pension income are included in the "Non-operating income" line item in our Condensed Consolidated Statement of Income (Unaudited).
We made a $300 million voluntary contribution to our U.S. qualified pension plans in the third quarter of fiscal 2018. As a result of this voluntary contribution as well as a $400 million voluntary contribution made during fiscal 2017, we made no contributions to our U.S. qualified benefit pension plans during the quarter ended September 28, 2018 and we currently anticipate making no contributions to our U.S. qualified defined benefit pension plans and minor contributions to a non-U.S. pension plan during the remainder of fiscal 2019. We made no contributions to our qualified defined benefit pension plans during the quarter ended September 29, 2017.
The U.S. Salaried Retirement Plan (“U.S. SRP”), a U.S. qualified pension plan, is our largest defined benefit pension plan, with assets valued at $4.6 billion and a projected benefit obligation of $5.2 billion as of June 29, 2018. Effective December 31, 2016, accruals under the U.S. SRP benefit formula were frozen for all employees and replaced with a 1% cash balance benefit formula for certain employees who were not highly compensated on December 31, 2016.
Note L — Income From Continuing Operations Per Share
The computations of income from continuing operations per common share are as follows:

	Quarter Ended
	September 28, 2018	September 29, 2017

	(In millions, except per share amounts)
Income from continuing operations	$216	$165
Adjustments for participating securities outstanding	(1)	—
Income from continuing operations used in per basic and diluted common share calculations (A)	$215	$165

Basic weighted average common shares outstanding (B)	117.9	119.1
Impact of dilutive share-based awards	2.7	2.1
Diluted weighted average common shares outstanding (C)	120.6	121.2
Income from continuing operations per basic common share (A)/(B)	$1.82	$1.39
Income from continuing operations per diluted common share (A)/(C)	$1.78	$1.36
Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards. Income from continuing operations per diluted common share excludes the antidilutive impact of 160,167 and 162,770 weighted average share-based awards outstanding for the quarters ended September 28, 2018 and September 29, 2017, respectively.

Note M — Income Taxes
On December 22, 2017, H.R.1, also known as the “Tax Cuts and Jobs Act,” was signed into U.S. law (“Tax Act”). Among other provisions, the Tax Act reduced the U.S. statutory corporate income tax rate from a maximum 35 percent to a flat 21 percent, effective January 1, 2018.
Effective Tax Rate
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 16.0 percent in the quarter ended September 28, 2018 compared with 27.6 percent in the quarter ended September 29, 2017. In the quarter ended September 28, 2018, our effective tax rate benefited from the tax rate reduction under the Tax Act, and in the quarters ended September 28, 2018 and September 29, 2017, our effective tax rate benefited from the favorable impact of excess tax benefits related to equity-based compensation, and from several differences in GAAP and tax accounting related to investments.
Tax Law Changes
As of September 28, 2018, we have not fully completed our accounting for the income tax impact of enactment of the Tax Act. In accordance with SEC Staff Accounting Bulletin No.118 (“SAB 118”), we have recognized provisional amounts for income tax effects of the Tax Act that we were able to reasonably estimate. We intend to adjust the tax effects for the relevant items during the allowed measurement period. We are still evaluating certain aspects of the Tax Act and refining our calculations, which could potentially affect our current estimated valuation of our net deferred income tax balances and could give rise to new deferred tax amounts.
The Tax Act provides for a one-time transition tax on our post-1986 earnings and profits of foreign subsidiaries (“foreign E&P”) that was previously deferred from U.S. income tax expense. We have provisionally determined that we will not owe any one-time transition tax. However, we are still refining our calculations, including estimated layers of foreign E&P for fiscal 2018, which could impact the amount of one-time transition tax we will owe.
We are still in the process of evaluating the U.S. federal corporate income tax impacts of the Global Intangible Low Taxed Income (“GILTI”) and Foreign Derived Intangible Income (“FDII”) provisions of the Tax Act. In accordance with SAB 118, our first quarter tax expense includes estimated calculations for these provisions as a period cost in our effective tax rate and we will continue to modify and update our evaluation as additional regulations are issued by the U.S. Department of Treasury.
Because of the potential impact of deficit allocations on the tax basis for netted foreign E&P, we are maintaining a deferred tax liability of approximately $24 million in respect of potential cumulative tax basis differences of $116 million. New statutory or regulatory guidance requires further analysis and may result in a change in our conclusion as to the need for a deferred tax liability in respect of these cumulative tax basis differences. Other than this deferred tax liability, we have provided for no additional income taxes on any remaining undistributed foreign E&P not subject to the transition tax, or any outside tax basis differences inherent in our foreign subsidiaries, because all other amounts continue to be reinvested indefinitely.
We are continuing to monitor activity at the state and local level for conformity to the Tax Act. We do not expect a material impact to our state and local tax expense.
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
The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at September 28, 2018 and June 29, 2018:

	September 28, 2018		June 29, 2018
	Total	Level 1	Total	Level 1

	(In millions)
Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$50	$50	$46	$46
Investments measured at NAV:
Equity and fixed income funds	67		63
Corporate-owned life insurance	27		27
Total investments measured at NAV	94		90
Total fair value of deferred compensation plan assets	$144		$136

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$24	$24	$38	$38
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	138		111
Total fair value of deferred compensation plan liabilities	$162		$149
_______________

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

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	September 28, 2018		June 29, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Long-term debt (including current portion)(1)	$3,715	$3,842	$3,712	$3,848
_______________

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
At September 28, 2018, we had open foreign currency forward contracts with an aggregate notional amount of $10 million, of which $4 million were classified as fair value hedges and $6 million were classified as cash flow hedges. This compares with open foreign currency forward contracts with an aggregate notional amount of $39 million at June 29, 2018, of which $4 million were classified as fair value hedges and $35 million were classified as cash flow hedges. At September 28, 2018, contract expiration dates ranged from 17 days to approximately 3 months with a weighted average contract life of 2 months.

Fair Value Hedges
We use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. As of September 28, 2018, we had an outstanding foreign currency forward contract denominated in the Canadian Dollar to hedge certain balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the quarter ended September 28, 2018 or in the quarter ended September 29, 2017. In addition, no amounts were recognized in earnings in the quarter ended September 28, 2018 or in the quarter ended September 29, 2017 related to hedged firm commitments that no longer qualify as fair value hedges.
Cash Flow Hedges
We use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments and also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. As of September 28, 2018, we had outstanding foreign currency forward contracts denominated in the British Pound, Euro and Australian Dollar to hedge certain forecasted transactions. The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarter ended September 28, 2018 or in the quarter ended September 29, 2017.
Note P — Business Segment Information
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

As discussed in more detail in Note A — Significant Accounting Policies and Recent Accounting Standards in these Notes, effective June 30, 2018, we adopted ASC 606 using the full retrospective method. The historical results, discussion and presentation of our business segments as set forth in our Condensed Consolidated Financial Statements (Unaudited) and these Notes reflect the impact of the adoption of ASC 606 for all periods presented in order to present all segment information on a comparable basis. Other than the changes that resulted from the adoption of ASC 606, the accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements in our Fiscal 2018 Form 10-K.
We evaluate each segment’s performance based on segment operating income or loss, which we define as profit or loss from operations before income taxes, including pension income and excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in the table below represents the elimination of intersegment sales. The “Unallocated corporate expense and corporate eliminations” line item in the table below represents the portion of corporate expenses not allocated to our business segments and elimination of intersegment profits. The “Pension adjustment” line item in the table below represents the reconciliation of the non-service components of net periodic pension and postretirement benefit costs, which are a component of segment operating income but are included in the "Non-operating income" line item in our Condensed Consolidated Statement of Income (Unaudited) as a result of our adoption of ASU 2017-17 as discussed in Note A — Significant Accounting Policies and Recent Accounting Standards in these Notes. The non-service components of net periodic pension and postretirement benefit costs include interest cost, expected return on plan assets and amortization of net actuarial gain.

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Quarter Ended
	September 28, 2018	September 29, 2017

	(In millions)
Revenue
Communication Systems	$469	$406
Electronic Systems	589	541
Space and Intelligence Systems	488	466
Corporate eliminations	(4)	(3)
	$1,542	$1,410
Income From Continuing Operations Before Income Taxes
Segment Operating Income:
Communication Systems	$140	$115
Electronic Systems	115	109
Space and Intelligence Systems	86	87
Unallocated corporate expense and corporate eliminations(1)	(41)	(42)
Pension adjustment	(47)	(46)
Non-operating income	47	46
Net interest expense	(43)	(41)
	$257	$228

_______________

(1)
Unallocated corporate expense and corporate eliminations included $25 million of expense for amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis in each of the quarters ended September 28, 2018 and September 29, 2017. Because the acquisition of Exelis benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired in the Exelis acquisition was recorded as unallocated corporate expense. Corporate eliminations of intersegment profits were not material in the quarters ended September 28, 2018 and September 29, 2017.

Disaggregation of Revenue
Communication Systems: Communication Systems operates principally on a “commercial” market-driven business model through which the business segment provides ready-to-ship commercial off-the-shelf products to customers in the U.S. and internationally. Communication Systems revenue is primarily derived from fixed-price contracts and is generally recognized at the point in time when the product is received and accepted by the customer. We disaggregate Communication Systems revenue by geographical region, as we believe this category best depicts how the nature, amount, timing and uncertainty of Communication Systems revenue and cash flows are affected by economic factors:

	Quarter Ended
	September 28, 2018	September 29, 2017

	(In millions)
Revenue By Geographical Region
United States	$259	$208
International	210	198
	$469	$406

Electronic Systems: Electronic Systems revenue is primarily derived from U.S. Government development and production contracts and is generally recognized over time using the POC cost-to-cost method. We disaggregate Electronic Systems revenue by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of Electronic Systems revenue and cash flows are affected by economic factors:

	Quarter Ended
	September 28, 2018	September 29, 2017

	(In millions)
Revenue By Customer Relationship
Prime contractor	$394	$398
Subcontractor	195	143
	$589	$541
Revenue By Contract Type
Fixed-price(1)	$478	$422
Cost-reimbursable	111	119
	$589	$541
Revenue By Geographical Region
United States	$478	$426
International	111	115
	$589	$541

_______________

(1)	Includes revenue derived from time-and-materials contracts.

Space and Intelligence Systems: Space and Intelligence Systems revenue is primarily derived from U.S. Government development and production contracts and is generally recognized over time using the POC cost-to-cost method. We disaggregate Space and Intelligence Systems revenue by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of Space and Intelligence Systems revenue and cash flows are affected by economic factors:

	Quarter Ended
	September 28, 2018	September 29, 2017

	(In millions)
Revenue By Customer Relationship
Prime contractor	$352	$334
Subcontractor	136	132
	$488	$466
Revenue By Contract Type
Fixed-price(1)	$172	$123
Cost-reimbursable	316	343
	$488	$466
Revenue By Geographical Region
United States	$476	$452
International	12	14
	$488	$466

_______________

(1)	Includes revenue derived from time-and-materials contracts.

Total assets by business segment are summarized below:

	September 28, 2018	June 29, 2018

	(In millions)
Total Assets
Communication Systems	$1,556	$1,567
Electronic Systems	4,204	4,174
Space and Intelligence Systems	2,220	2,193
Corporate(1)	1,909	1,917
	$9,889	$9,851

_______________

(1)
Identifiable intangible assets acquired in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015 were recorded as Corporate assets because they benefitted the entire Company as opposed to any individual segment. Exelis identifiable intangible asset balances recorded as Corporate assets were $949 million and $974 million at September 28, 2018 and June 29, 2018, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan assets and buildings and equipment.

Note Q — Legal Proceedings and Contingencies
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At September 28, 2018, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at September 28, 2018 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice (“DOJ”), Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis, of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at September 28, 2018 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Note R — Subsequent Events
Subsequent to the end of the first quarter of fiscal 2019, on October 14, 2018, we announced that on October 12, 2018, Harris entered into an Agreement and Plan of Merger (the “Merger Agreement”), with L3 Technologies, Inc. (“L3”) and Leopard Merger Sub Inc., a wholly owned subsidiary of Harris (“Merger Sub”), pursuant to which Harris and L3 have agreed to combine in an all-stock merger of equals. Under the terms and subject to the conditions set forth in the Merger Agreement, L3 shareholders will receive a fixed exchange ratio of 1.30 shares of Harris common stock for each share of L3 common stock, consistent with the 60-trading day average exchange ratio of the two companies. Upon closing of the transactions contemplated by the Merger Agreement, Harris will be re-named “L3 Harris Technologies, Inc.” and Merger Sub will merge with and into L3, with L3 being the surviving corporation and becoming a wholly-owned subsidiary of L3 Harris Technologies, Inc., which will be owned on a fully diluted basis approximately 54 percent by Harris shareholders and 46 percent by L3 shareholders. The Merger Agreement has been unanimously approved by the Board of Directors of each company. The transactions contemplated by the Merger Agreement are subject to satisfaction of customary closing conditions, including receipt of regulatory approvals and approval by the shareholders of each company, and we currently expect the closing to occur in mid-calendar year 2019, although we can give no assurances regarding the timing or occurrence of closing.
L3 is a leading provider of technical solutions for military, homeland security and commercial platforms headquartered in New York, New York that employs approximately 31,000 and generated calendar 2018 revenue of approximately $10 billion. L3 is a prime contractor in intelligence, surveillance and reconnaissance (“ISR”) systems, aircraft sustainment (including modifications and fleet management of special mission aircraft), simulation and training, night vision and image intensification equipment and security and detection systems. L3 is also a leading provider of a broad range of communication, electronic and sensor systems used on military, homeland security and commercial platforms.
The foregoing description of the Merger Agreement and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the Agreement and Plan of Merger, dated as of October 12, 2018, by and among L3, us, and Merger Sub, a copy of which was filed as an exhibit to our Current Report on Form 8-K filed on October 16, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Harris Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Harris Corporation (the Company) as of September 28, 2018, the related condensed consolidated statements of income, comprehensive income, cash flows and equity for the quarter ended September 28, 2018 and September 29, 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of June 29, 2018, the related consolidated statements of income, comprehensive income, cash flows and equity for the year then ended, and the related notes and financial statement schedule (not presented herein) and in our report dated August 27, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. As described in Note A to the Company’s condensed consolidated interim financial statements, effective June 30, 2018, the Company adopted Accounting Standards Codification Topic 606 (ASC 606) on a full retrospective basis resulting in revision of the June 29, 2018 consolidated balance sheet. We have not audited and reported on the revised balance sheet reflecting the adoption of ASC 606.

Basis for Review Results

These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and required to be independent with respect to the company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP
Orlando, Florida
October 26, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Report (the “Notes”). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2018 Form 10-K. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
The following is a list of the sections of this MD&A, together with our perspective on their contents, which we hope will assist in reading these pages:

•
Results of Operations — an analysis of our consolidated results of operations and the results in each of our business segments, to the extent the segment results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Financial Statements (Unaudited).

•
Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, funding of pension plans, common stock repurchases, dividends, capital structure and resources, off-balance sheet arrangements and commercial commitments and contractual obligations.

•
Critical Accounting Policies and Estimates — information about accounting policies that require critical judgments and estimates and about accounting standards that have been issued, but are not yet effective for us, and their potential impact on our financial condition, results of operations and cash flows.

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

As described in more detail in the Adoption of New Accounting Standards section in Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes, effective June 30, 2018, we adopted ASC 606, a new revenue recognition standard that supersedes nearly all revenue recognition guidance under GAAP and International Financial Reporting Standards and supersedes some cost guidance for construction-type and production-type contracts. Effective June 30, 2018, we also adopted ASU 2017-07, which changed the presentation of components of net periodic pension and postretirement benefit costs other than the service cost component in our Condensed Consolidated Statement of Income (Unaudited). Our historical results, discussion and presentation as set forth in our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes and this MD&A reflect the impact of the adoption of these new standards for all periods presented in order to present all information on a comparable basis.
The classification of certain prior-period amounts has been adjusted in our Condensed Consolidated Financial Statements (Unaudited) to conform with current-period classifications. Reclassifications include certain direct selling and bid and proposal costs from the “Cost of product sales and services” line item to the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited) and in the Notes.
Amounts contained in this Report may not always add to totals due to rounding.

RESULTS OF OPERATIONS
Highlights
Operations results for the first quarter of fiscal 2019, in each case compared with the first quarter of fiscal 2018, included:

•	Revenue increased 9 percent to $1.54 billion from $1.41 billion;

•	Gross margin increased 8 percent to $532 million from $491 million;

•	Income from continuing operations increased 31 percent to $216 million from $165 million;

•	Income from continuing operations per diluted common share increased 31 percent to $1.78 from $1.36;

•	Communication Systems revenue increased 16 percent to $469 million from $406 million and operating income increased 22 percent to $140 million from $115 million;

•	Electronic Systems revenue increased 9 percent to $589 million from $541 million and operating income increased 6 percent to $115 million from $109 million;

•	Space and Intelligence Systems revenue increased 5 percent to $488 million from $466 million and operating income decreased 1 percent to $86 million from $87 million; and

•	Net cash provided by operating activities increased 23 percent to $117 million from $95 million.
Consolidated Results of Operations

	Quarter Ended
	September 28, 2018	September 29, 2017	% Inc/(Dec)

	(Dollars in millions, except per share amounts)
Revenue:
Communication Systems	$469	$406	16%
Electronic Systems	589	541	9%
Space and Intelligence Systems	488	466	5%
Corporate eliminations	(4)	(3)	*
Total revenue	1,542	1,410	9%
Cost of product sales and services	(1,010)	(919)	10%
Gross margin	532	491	8%
% of total revenue	35%	35%
Engineering, selling and administrative expenses	(279)	(268)	4%
% of total revenue	18%	19%
Non-operating income	47	46	2%
Net interest expense	(43)	(41)	5%
Income from continuing operations before income taxes	257	228	13%
Income taxes	(41)	(63)	(35)%
Effective tax rate	16%	28%
Income from continuing operations	$216	$165	31%
% of total revenue	14%	12%
Income from continuing operations per diluted common share	$1.78	$1.36	31%
* Not meaningful
Revenue
The increase in revenue in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 was due to higher revenue in all three of our segments.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.

Gross Margin
The increase in gross margin in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 was primarily due to higher revenue in all three of our segments and productivity savings, partially offset by program and business revenue mix in our Communication Systems segment.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
The decrease in ESA as a percentage of total revenue (“ESA percentage”) in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 was primarily due to cost containment. The increase in engineering, selling and administrative (“ESA”) expenses in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 was primarily due to higher bid and proposal and employment costs.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 16.0 percent in the first quarter of fiscal 2019 compared with 27.6 percent in the first quarter of fiscal 2018. In the first quarter of fiscal 2019, our effective tax rate benefited from the tax rate reduction under the Tax Act, and in the first quarters of fiscal 2019 and 2018, our effective tax rate benefited from the favorable impact of excess tax benefits related to equity-based compensation, and from several differences in GAAP and tax accounting related to investments.
Income From Continuing Operations
The increase in income from continuing operations in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 was primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding the first quarters of fiscal 2019 and 2018.
Income From Continuing Operations Per Diluted Common Share
The increase in income from continuing operations per diluted common share in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 was primarily due to higher income from continuing operations and fewer diluted weighted average common shares outstanding due to repurchases of shares of common stock under our repurchase program during the last three quarters of fiscal 2018 and first quarter of fiscal 2019.
See “Common Stock Repurchases” below in this MD&A for further information.
Discussion of Business Segment Results of Operations
Communication Systems Segment

	Quarter Ended
	September 28, 2018	September 29, 2017	% Inc/(Dec)

	(Dollars in millions)
Revenue	$469	$406	16
Cost of product sales and services	(242)	(205)	18
Gross margin	227	201	13
% of revenue	48%	50%
ESA expenses	(87)	(86)	1
% of revenue	19%	21%
Segment operating income	$140	$115	22
% of revenue	30%	28%
The increase in segment revenue in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 was due to growth in all three businesses that comprise our Communication Systems segment, including $38 million of higher revenue from Tactical Communications, primarily due to strong readiness demand for U.S. Department of Defense tactical radios, and higher revenue in Public Safety and Professional Communications and Night Vision.

The increase in segment gross margin and the decrease in segment gross margin as a percentage of revenue (“gross margin percentage”) in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 primarily reflected higher volume and productivity savings, partially offset by program and business revenue mix. The slight increase in segment ESA expenses in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 reflected cost containment despite higher revenue, resulting in a lower segment ESA percentage in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018.
The increases in segment operating income and segment operating income as a percentage of revenue (“operating margin percentage”) in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 reflected the combined effects of the items discussed above regarding this segment.
Electronic Systems Segment

	Quarter Ended
	September 28, 2018	September 29, 2017	% Inc/(Dec)

	(Dollars in millions)
Revenue	$589	$541	9
Cost of product sales and services	(405)	(366)	11
Gross margin	184	175	5
% of revenue	31%	32%
ESA expenses	(69)	(66)	5
% of revenue	12%	12%
Segment operating income	$115	$109	6
% of revenue	20%	20%
The increase in segment revenue in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 was primarily due to growth in Avionics, including $32 million from increased F-35 production, and in Electronic Warfare from F/A-18 and CV-22 platforms.
The increase in segment gross margin in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 was primarily due to higher segment revenue. The decrease in segment gross margin percentage in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 was primarily due to a less favorable mix of Avionics program revenue. ESA percentage in the first quarter of fiscal 2019 was comparable with the first quarter of fiscal 2018. The increase in segment ESA expenses in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 was primarily due to higher employment costs.
The increase in segment operating income and increase in segment operating margin percentage in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 reflected the combined effects of the items discussed above regarding this segment.
Space and Intelligence Systems Segment

	Quarter Ended
	September 28, 2018	September 29, 2017	% Inc/(Dec)

	(Dollars in millions)
Revenue	$488	$466	5%
Cost of product sales and services	(329)	(314)	5%
Gross margin	159	152	5%
% of revenue	33%	33%
ESA expenses	(73)	(65)	12%
% of revenue	15%	14%
Segment operating income	$86	$87	(1)%
% of revenue	18%	19%
The increase in segment revenue in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 was primarily due to $32 million of higher revenue from classified programs, reflecting growth from small satellite and exquisite systems, partially offset by lower revenue from environmental programs.

The increase in segment gross margin in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 was primarily due to higher segment revenue. Segment gross margin percentage in the first quarter of fiscal 2019 was comparable with the first quarter of fiscal 2018. The increases in segment ESA expenses and ESA percentage in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 were primarily due to higher bid and proposal costs and increased R&D investments in innovation.
The decreases in segment operating income and segment operating margin percentage in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 reflected the combined effects of the items discussed above regarding this segment.
Unallocated Corporate Expense

	Quarter Ended
	September 28, 2018	September 29, 2017	% Inc/(Dec)

	(Dollars in millions)
Unallocated corporate expense and corporate eliminations	$16	$17	(6)%
Amortization of intangible assets from Exelis acquisition	25	25	—
Unallocated corporate expense in the first quarter of fiscal 2019 was comparable with the first quarter of fiscal 2018.
Non-operating Income
Non-operating income in the first quarter of fiscal 2019 was comparable with the first quarter of fiscal 2018. Non-operating income primarily reflects adjustments to adopt ASU 2017-07, which changed the presentation of components of net periodic pension and postretirement benefit costs other than the service cost component in our Condensed Consolidated Statement of Income (Unaudited).
Discontinued Operations
As described in more detail in Note B — Discontinued Operations in the Notes, IT Services and CapRock are reported as discontinued operations in this Report.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Quarter Ended
	September 28, 2018	September 29, 2017

	(In millions)
Net cash provided by operating activities	$117	$95
Net cash used in investing activities	(31)	(23)
Net cash used in financing activities	(69)	(174)
Effect of exchange rate changes on cash and cash equivalents	—	6
Net increase (decrease) in cash and cash equivalents	17	(96)
Cash and cash equivalents, beginning of year	288	484
Cash and cash equivalents, end of quarter	$305	$388
Cash and cash equivalents: The $17 million net increase in cash and cash equivalents from the end of fiscal 2018 to the end of the first quarter of fiscal 2019 was primarily due to:

•	$216 million of proceeds from borrowings (primarily under our commercial paper program); and

•	$117 million of net cash provided by operating activities; partially offset by

•	$200 million used to repurchase shares of our common stock;

•	$82 million used to pay cash dividends; and

•	$31 million used for net additions of property, plant and equipment.
The $96 million net decrease in cash and cash equivalents from the end of fiscal 2017 to the end of the first quarter of fiscal 2018 was primarily due to:

•	$95 million of net cash provided by operating activities; and

•	$14 million of proceeds from exercises of employee stock options; more than offset by

•	$75 million used to repurchase shares of our common stock;

•	$69 million used to pay cash dividends;

•	$35 million of net repayment of borrowings; and

•	$23 million used for net additions of property, plant and equipment.
At September 28, 2018, we had cash and cash equivalents of $305 million, and we have a senior unsecured $1 billion revolving credit facility that expires in June 2023 (of which $710 million was available to us as of September 28, 2018, as a result of $290 million of short-term debt outstanding under our commercial paper program). Additionally, we had $3.7 billion of long-term debt outstanding at September 28, 2018, the majority of which we incurred in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note 12: “Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2018 Form 10-K. Our $305 million of cash and cash equivalents at September 28, 2018 included $160 million held by our foreign subsidiaries, of which $95 million was considered permanently reinvested. Determining the future tax cost of repatriating such funds to the U.S. is not practical at this time, because the cost impact of the rules regarding the netting of earnings of related foreign subsidiaries is subject to clarification. However, we have no current plans to repatriate such funds.
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
We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our term loan and debt securities at maturity for the next 12 months and the reasonably foreseeable future thereafter. Our total capital expenditures in fiscal 2019 are expected to be approximately $170 million. We anticipate tax payments in fiscal 2019 to be approximately equal to or marginally less than our tax expense for the same period, subject to adjustment for certain timing differences. Other than those cash outlays noted in “Contractual Obligations” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2018 Form 10-K (including repayment at maturity of the entire $300 million principal amount of our Floating Rate Notes due February 27, 2019) and “Commercial Commitments and Contractual Obligations” below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase program and potential acquisitions, we do not anticipate any significant cash outlays during the remainder of fiscal 2019.
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
Net cash provided by operating activities: The $22 million increase in net cash provided by operating activities in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 was primarily due to the impact of higher net income, a $47 million decrease in cash used to fund working capital and a $23 million decrease in cash used for matching contributions to defined contribution plans, partially offset by an increase in income taxes paid.
Net cash used in investing activities: The $8 million increase in net cash used in investing activities in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 was due to an increase in cash used for net additions of property, plant and equipment.
Net cash used in financing activities: The $105 million decrease in net cash used in financing activities in the first quarter ended of fiscal 2019 compared with the first quarter ended of fiscal 2018 was primarily due to $251 million more in net proceeds from borrowings, including a $215 million increase in borrowings outstanding under our commercial paper program, partially offset by $125 million more used to repurchase shares of our common stock under our share repurchase program and $13 million more used to pay cash dividends.

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
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015 further extended the interest rate stabilization provision of MAP-21 until 2020. We made voluntary contributions to our U.S. qualified pension plans of $300 million and $400 million during the third quarter of fiscal 2018 and the fourth quarter of fiscal 2017, respectively. As a result, we anticipate making no contributions to our U.S. qualified defined benefit pension plans and minor contributions to our non-U.S. pension plan during the remainder of fiscal 2019.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $674 million at September 28, 2018. See Note 13: “Pension and Other Postretirement Benefits” in our Notes to Consolidated Financial Statements in our Fiscal 2018 Form 10-K and Note K — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the first quarter of fiscal 2019, we used $200 million to repurchase 1,219,750 shares of our common stock under our repurchase program at an average price per share of $163.99, including commissions of $.02 per share. During the first quarter of fiscal 2018, we used $75 million to repurchase 617,311 shares of our common stock under our repurchase program at an average price per share of $121.51, including commissions of $.02 per share. In the first quarters of fiscal 2019 and fiscal 2018, $18 million and $9 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares purchased by us are cancelled and retired.
As of September 28, 2018, we had a remaining, unused authorization of approximately $501 million under our repurchase program, which does not have an expiration date. Repurchases under our repurchase program are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Pursuant to the Merger Agreement, we will not make repurchases of our common stock at least until after closing of the pending merger, without L3’s consent. Additional information regarding our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
On August 25, 2018, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.570 per share to $.685 per share, for an annualized cash dividend rate of $2.740 per share, which was our seventeenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate in fiscal 2018 was $2.280 per share. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant.
Capital Structure and Resources
2018 Credit Agreement: We have a $1 billion, 5-year senior unsecured revolving credit facility (the “2018 Credit Facility”) under a Revolving Credit Agreement (the “2018 Credit Agreement”) entered into on June 26, 2018 with a syndicate of lenders. For a description of the 2018 Credit Facility and the 2018 Credit Agreement, see Note 11: “Credit Arrangements” in our Notes to Consolidated Financial Statements in our Fiscal 2018 Form 10-K.
We were in compliance with the covenants in the 2018 Credit Agreement at September 28, 2018, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2018 Credit Agreement, to be greater than 0.65 to 1.00. At September 28, 2018, we had no borrowings outstanding under the 2018 Credit

Agreement but we had $290 million in borrowings outstanding under our commercial paper program that was supported by the 2018 Credit Facility.
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note 12: “Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2018 Form 10-K.
Short-Term Debt: Our short-term debt at September 28, 2018 and June 29, 2018 was $294 million and $78 million, respectively. Our short-term debt at September 28, 2018 and June 29, 2018 consisted of commercial paper and local borrowing by international subsidiaries for working capital needs. Our commercial paper program was supported at September 28, 2018 and June 29, 2018 by the 2018 Credit Facility.
Other Agreements: We have a RSA with a third-party financial institution that permits us to sell, on a non-recourse basis, up to $50 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. The impact to net cash from operating activities from these transactions was not material in the first quarters of fiscal 2019 and 2018.
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

As of September 28, 2018, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of September 28, 2018, we did not have material financial guarantees or other contractual commitments that we believe are reasonably likely to adversely affect our financial condition, results of operations or cash flows, and we were not a party to any related party transactions that materially affect our financial condition, results of operations or cash flows.
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
Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal 2018 Form 10-K include our contractual obligations and commercial commitments. Except for changes in our short-term debt as described under “Capital Structure and Resources” in this MD&A, no material changes occurred during the first quarter of fiscal 2019 in our contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases or our commercial commitments, or in our contingent liabilities on outstanding surety bonds, standby letters of credit or other arrangements as disclosed in our Fiscal 2018 Form 10-K.
In connection with the Merger Agreement and the transactions contemplated thereby, we have a contractual obligation to issue 1.30 shares of our common stock for each share of L3 common stock outstanding at closing of the pending merger, and we expect to incur other expenses, such as transaction costs, other payments required as a result of the merger and integration and post-closing restructuring costs. See Note R — Subsequent Events in the Notes for further information. In addition, we may have obligations under other contractual arrangements that are accelerated or otherwise impacted as a result of the merger.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with GAAP. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and backlog as well as disclosures of contingent assets and liabilities. Actual results may differ from our estimates. These estimates and assumptions are affected by the application of our accounting policies. Effective June 30, 2018, we adopted ASC 606, a new revenue recognition standard under which revenue is recognized as control transfers to the customer. The guidance in this standard is principles-based, and, consequently, entities are required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. Under ASC 606, revenue for our contracts is generally recognized over time using the cost-to-cost method, which is consistent with the revenue recognition model we used for the majority of our contracts prior to the adoption of this standard. In most cases, the accounting for contracts where we previously recognized revenue as units were delivered has changed under ASC 606 such that we now recognize revenue as costs are incurred. In addition, for certain of our contracts, there is a change in the number of performance obligations under ASC 606, which has altered the timing of revenue and margin recognition. See “Significant Accounting Policies Update” in Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes for a description of our updated revenue recognition accounting policies and other significant accounting policies updated in connection with our adoption of ASC 606. Refer to Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements in our Fiscal 2018 Form 10-K for all other significant accounting policies. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on contracts and contract estimates (discussed in greater detail in the following paragraphs), (ii) postretirement benefit plans, (iii) provisions for excess and obsolete inventory losses, (iv) impairment testing of goodwill, and (v) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2018 Form 10-K.

Revenue Recognition
A significant portion of our business is derived from development and production contracts. Revenue and profit related to development and production contracts are recognized over time, typically using the POC cost-to-cost method of revenue recognition, whereby we measure our progress toward completion of performance obligations based on the ratio of costs incurred to date to estimated costs at completion under the contract. Because costs incurred represent work performed, we believe this method best depicts the transfer of control to the customer. We determine the transaction price for each contract based on our best estimate of the consideration we expect to receive, and this includes assumptions regarding variable consideration, such as award and incentive fees. These variable amounts generally are awarded upon achievement of certain negotiated performance metrics, program milestones or cost targets and can be based upon customer discretion. We include such estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
Under the POC cost-to-cost method of revenue recognition, a single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. Recognition of profit on a contract requires estimates of the total cost at completion and transaction price and the measurement of progress towards completion. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include: the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Factors that must be considered in estimating the total transaction price include contractual cost or performance incentives (such as incentive fees, award fees and penalties) and other forms of variable consideration as well as our historical experience and expectation for performance on the contract. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard EAC process in which we review the progress and performance on our ongoing contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, as the contract progresses, our estimates of total transaction price may increase or decrease if, for example, we receive award fees that are higher or lower than expected award fees. When adjustments in estimated total costs at completion or in estimated total transaction price are determined, the related impact on operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident.

EAC adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended
	September 28, 2018	September 29, 2017

	(In millions)
Favorable adjustments	$28	$32
Unfavorable adjustments	(31)	(27)
Net operating income adjustments	$(3)	$5
The reduction in benefit to operating income from net EAC adjustments in the first quarter of fiscal 2019 compared with the first quarter of fiscal 2018 was primarily due to lower net risk retirements.
We also recognize revenue from contracts with multiple performance obligations. For these contracts, we allocate the transaction price to each performance obligation based on the relative standalone selling price of the good or service underlying each performance obligation. The standalone selling price represents the amount for which we would sell the good or service to a customer on a standalone basis (i.e., not sold as bundled sale with any other products or services). The allocation of transaction price among separate performance obligations may impact the timing of revenue recognition but will not change the total revenue recognized on the contract. Our contracts with the U.S. Government, including foreign military sales contracts, are subject to the FAR and the prices of our contract deliverables are typically based on our estimated or actual costs plus a reasonable profit margin. As a result, the standalone selling prices of the goods and services in these contracts are typically equal to the selling prices stated in the contract, thereby, eliminating the need to allocate (or reallocate) the transaction price to the multiple performance obligations. In our non-U.S. Government contracts, we also generally use the expected cost plus a margin approach to determine standalone selling price. In addition, we determine standalone selling price for certain contracts that are commercial in nature based on observable selling prices. In determining the appropriate margin under the cost plus margin approach, we consider historical margins on similar products sold to similar customers or within similar geographies where objective evidence is available. We may also consider our cost structure and pricing objectives, the nature of the proposal, the effects of customization of pricing, our practices used to establish pricing of bundled products, the expected technological life of the product, margins earned on similar contracts with different customers and other factors to determine the appropriate margin.
Impact of Recently Issued Accounting Standards
Accounting standards that have been recently issued, but are not yet effective for us, are described in Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes, which describes the potential impact that these standards are expected to have on our financial condition, results of operations and cash flows.
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
Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2018 Form 10-K under Item 1A. “Risk Factors” and in Part II. Item 1A. “Risk Factors” in this Report. The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2018 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise. For further information concerning risk factors see Part II. Item 1A. “Risk Factors” in this Report.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at September 28, 2018 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note O — Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates: As of September 28, 2018, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at September 28, 2018 would not have had a material impact on the fair value of these obligations. Additionally, there is no interest-rate risk associated with these obligations on our results of operations or cash flows, because the interest rates are fixed and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.
As of September 28, 2018, we also had long-term variable-rate debt obligations of $550 million, comprised of $250 million of Floating Rate Notes due April 30, 2020, and $300 million of Floating Rate Notes due February 27, 2019. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these debt obligations at September 28, 2018 would not have had a material impact on our results of operations or cash flows. See Note 12: “Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2018 Form 10-K for further information.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the first quarter of fiscal 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the first quarter of fiscal 2019 our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. We are continuing our implementation of a new income tax provision software designed to enhance process stability and further facilitate the computation and recording of tax provisions for our U.S. and international entities. We are also continuing the multi-year, phased implementation of a new core enterprise resource planning (“ERP”) system in certain business units, which we expect to reduce the number of ERP systems across the Company and enhance our system of internal control over financial reporting. We expect the initial implementation of the new core ERP system in each affected business unit to involve changes to related processes that are part of our system of internal control over financial reporting and to require testing for effectiveness and potential further changes as implementation progresses. During the first quarter of fiscal 2018, we successfully completed the initial implementation of the new core ERP system in 2 business units and during the first quarter of fiscal 2019, we completed the implementation of the new core ERP system in 2 additional business units. Other than the system and related process changes described above, there have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
General. From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At September 28, 2018, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at September 28, 2018 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Item 1A. Risk Factors.
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Item 1A. “Risk Factors” in our Fiscal 2018 Form 10-K. Except as set forth below in this Item 1A. “Risk Factors,” we do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2018 Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows.
In addition to the risk factors previously disclosed in our Fiscal 2018 Form 10-K, the following are risks related to our pending all-stock merger of equals with L3, which is discussed in Note R — Subsequent Events in the Notes:

•
The closing of the merger is subject to closing conditions, including regulatory approvals and approval by the shareholders of each company. If the closing conditions are not satisfied or waived, either timely or at all, the merger will be delayed or will not be completed, which could cause us not to realize some or all of the anticipated benefits of the merger.

•
The market price of our common stock may reflect an assumption that the pending merger will occur and on a timely basis, and the failure to do so may result in a decline in the market price of our common stock.

•
Combining the two companies may prove to be more difficult, costly and time consuming than expected, which could cause us not to realize some or all of the anticipated benefits and cost savings from the merger.

•
In connection with the merger, the combined company will have significant outstanding indebtedness, including each company’s currently outstanding indebtedness, which could adversely affect us, including by potentially lowering our credit ratings or decreasing our business flexibility, particularly if we are not able to realize some or all of the anticipated benefits and cost savings from the merger.

•
The merger will involve substantial non-recurring costs, including transaction costs, regulatory costs and integration costs, such as facilities, systems and employment-related costs, and we may incur additional unanticipated costs that may be significant. Although we expect the elimination of duplicative costs and other cost synergies from operational and functional efficiencies following integration of the two companies to exceed integration costs over time, we may not be able to achieve this result as quickly as anticipated or at all, particularly if we are not able to realize some or all of the anticipated benefits and cost savings from the merger.

•
The merger may not be as accretive to our earnings or cash flows as we expect, either as quickly or at all, and actually may be dilutive to our earnings or cash flows, particularly if we are not able to realize some or all of the anticipated benefits and cost savings from the merger.

•
Sales of our common stock by our shareholders, including shareholders of L3 who receive shares of our common stock as a result of the merger, may result in a decline in the market price of our common stock.

•
Lawsuits may be filed challenging the merger, and an adverse ruling in such lawsuits may cause the merger to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the merger.

•
Uncertainties associated with the merger may adversely affect our ability and L3’s ability to attract and retain management and other key employees during the pendency of the merger and the integration period, which could adversely affect our business and operations and L3’s business and operations, which could cause us not to realize some or all of the anticipated benefits of the merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the first quarter of fiscal 2019, we repurchased 1,219,750 shares of our common stock under our repurchase program for $200 million at an average price per share of $163.97, excluding commissions of $.02 per share. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the first quarter of fiscal 2019:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(June 30, 2018-July 27, 2018)
Repurchase program(1)	—	—	—	$701,284,313
Employee transactions(2)	1,517	$147.51	—	—
Month No. 2
(July 28, 2018-August 24, 2018)
Repurchase program(1)	1,219,750	$163.97	1,219,750	$501,279,637
Employee transactions(2)	108,276	$163.23	—	—
Month No. 3
(August 25, 2018-September 28, 2018)
Repurchase program(1)	—	—	—	$501,279,637
Employee transactions(2)	19,865	$165.58	—	—
Total	1,349,408		1,219,750	$501,279,637

*	Periods represent our fiscal months.

(1)
On February 2, 2017, we announced that on January 26, 2017, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of September 28, 2018, $501,279,637 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our repurchase program, which does not have a stated expiration date.

(2)
Represents a combination of: (a) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance units, restricted units or restricted shares that vested during the quarter and (b) performance units, restricted units or restricted shares returned to us upon retirement or employment termination of employees. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Equity Securities
During the first quarter of fiscal 2019, we did not issue or sell any unregistered equity securities.
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

(b) By-Laws of Harris Corporation, as amended and restated effective August 25, 2018, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2018. (Commission File Number 1-3863)

(10)
(a) Agreement and Plan of Merger, dated as of October 12, 2018, by and among Harris Corporation, L3 Technologies, Inc. and Leopard Merger Sub, Inc., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2018. (Commission File Number 1-3863)

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

HARRIS CORPORATION
(Registrant)

Date: October 26, 2018	By:	/s/ Rahul Ghai
Rahul Ghai
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)