Form 10-Q
period 2018-12-28
HARRIS CORP /DE/
filed 2019-01-30
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s common stock as of January 25, 2019 was 117,829,781 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended December 28, 2018

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017

	(In millions, except per share amounts)
Revenue from product sales and services	$1,666	$1,535	$3,208	$2,945
Cost of product sales and services	(1,095)	(1,022)	(2,105)	(1,941)
Engineering, selling and administrative expenses	(304)	(291)	(583)	(559)
Non-operating income	47	44	94	90
Interest income	—	1	1	1
Interest expense	(43)	(42)	(87)	(83)
Income from continuing operations before income taxes	271	225	528	453
Income taxes	(46)	(94)	(87)	(157)
Income from continuing operations	225	131	441	296
Discontinued operations, net of income taxes	—	—	(3)	(6)
Net income	$225	$131	$438	$290

Net income per common share
Basic
Continuing operations	$1.91	$1.10	$3.74	$2.49
Discontinued operations	—	—	(0.03)	(0.06)
	$1.91	$1.10	$3.71	$2.43
Diluted
Continuing operations	$1.88	$1.08	$3.66	$2.44
Discontinued operations	(0.01)	—	(0.02)	(0.05)
	$1.87	$1.08	$3.64	$2.39

Cash dividends paid per common share	$0.685	$0.570	$1.370	$1.140
Basic weighted average common shares outstanding	117.7	118.5	117.8	118.8
Diluted weighted average common shares outstanding	120.0	120.9	120.3	121.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017

	(In millions)
Net income	$225	$131	$438	$290
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	(8)	(4)	(8)	21
Net unrealized gain on hedging derivatives, net of income taxes	—	—	1	1
Net unrecognized loss on postretirement obligations, net of income taxes	(1)	—	(2)	—
Other comprehensive income (loss), net of income taxes	(9)	(4)	(9)	22
Total comprehensive income	$216	$127	$429	$312
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	December 28, 2018	June 29, 2018

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$343	$288
Receivables	494	466
Contract assets	829	782
Inventories	425	411
Income taxes receivable	102	174
Other current assets	118	103
Total current assets	2,311	2,224
Non-current Assets
Property, plant and equipment	901	900
Goodwill	5,370	5,372
Other intangible assets	930	989
Non-current deferred income taxes	99	119
Other non-current assets	241	247
Total non-current assets	7,541	7,627
	$9,852	$9,851
Liabilities and Equity
Current Liabilities
Short-term debt	$103	$78
Accounts payable	521	622
Contract liabilities	479	372
Compensation and benefits	128	142
Other accrued items	275	317
Income taxes payable	11	15
Current portion of long-term debt, net	305	304
Total current liabilities	1,822	1,850
Non-current Liabilities
Defined benefit plans	635	714
Long-term debt, net	3,411	3,408
Non-current deferred income taxes	60	79
Other long-term liabilities	512	522
Total non-current liabilities	4,618	4,723
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 117,774,474 shares at December 28, 2018 and 118,280,120 shares at June 29, 2018	118	118
Other capital	1,681	1,714
Retained earnings	1,824	1,648
Accumulated other comprehensive loss	(211)	(202)
Total shareholders’ equity	3,412	3,278
	$9,852	$9,851
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
	December 28, 2018	December 29, 2017

	(In millions)
Operating Activities
Net income	$438	$290
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	58	58
Depreciation and other amortization	71	72
Share-based compensation	70	24
Pension income	(68)	(68)
(Increase) decrease in:
Accounts receivable	(28)	(14)
Contract assets	(47)	(84)
Inventories	(14)	(23)
Increase (decrease) in:
Accounts payable	(101)	(78)
Contract liabilities	107	47
Income taxes	76	216
Other	(93)	(67)
Net cash provided by operating activities	469	373
Investing Activities
Additions of property, plant and equipment	(67)	(43)
Adjustment to proceeds from sales of businesses, net	—	(2)
Net cash used in investing activities	(67)	(45)
Financing Activities
Proceeds from borrowings	26	248
Repayments of borrowings	(3)	(363)
Proceeds from exercises of employee stock options	18	18
Repurchases of common stock	(200)	(150)
Cash dividends	(163)	(137)
Other financing activities	(20)	(10)
Net cash used in financing activities	(342)	(394)
Effect of exchange rate changes on cash and cash equivalents	(5)	4
Net increase (decrease) in cash and cash equivalents	55	(62)
Cash and cash equivalents, beginning of year	288	484
Cash and cash equivalents, end of quarter	$343	$422
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

	(In millions, except per share amounts)
Balance at June 29, 2018	$118	$1,714	$1,648	$(202)	$3,278
Net income	—	—	213	—	213
Shares issued under stock incentive plans	1	15	—	—	16
Shares issued under defined contribution plans	—	23	—	—	23
Share-based compensation expense	—	14	—	—	14
Repurchases and retirement of common stock	(1)	(118)	(99)	—	(218)
Cash dividends ($.685 per share)	—	—	(82)	—	(82)
Balance at September 28, 2018	118	1,648	1,680	(202)	3,244
Net income	—	—	225	—	225
Other comprehensive income	—	—	—	(9)	(9)
Shares issued under stock incentive plans	—	2	—	—	2
Shares issued under defined contribution plans	—	17	—	—	17
Share-based compensation expense	—	15	—	—	15
Repurchases and retirement of common stock	—	(1)	—	—	(1)
Cash dividends ($.685 per share)	—	—	(81)	—	(81)
Balance at December 28, 2018	$118	$1,681	$1,824	$(211)	$3,412

Balance at June 30, 2017	$120	$1,741	$1,318	$(276)	$2,903
Net income	—	—	159	—	159
Other comprehensive income	—	—	—	26	26
Shares issued under stock incentive plans	—	14	—	—	14
Share-based compensation expense	—	11	—	—	11
Repurchases and retirement of common stock	(1)	(73)	(48)	—	(122)
Forward contract component of accelerated share repurchase	—	38	—	—	38
Cash dividends ($.570 per share)	—	—	(69)	—	(69)
Balance at September 29, 2017	119	1,731	1,360	(250)	2,960
Net income	—	—	131	—	131
Other comprehensive income	—	—	—	(4)	(4)
Shares issued under stock incentive plans	—	4	—	—	4
Share-based compensation expense	—	12	—	—	12
Repurchases and retirement of common stock	—	(42)	(34)	—	(76)
Cash dividends ($.570 per share)	—	—	(68)	—	(68)
Balance at December 29, 2017	$119	$1,705	$1,389	$(254)	$2,959
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and equity in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations and cash flows for the periods presented therein. The results for the quarter and two quarters ended December 28, 2018 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 29, 2018 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2018 (our “Fiscal 2018 Form 10-K”) and in our Current Report on Form 8-K filed with the SEC on December 13, 2018 (our “Fiscal 2017-2018 Update 8-K”), which updated and superseded historical fiscal 2018 and fiscal 2017 financial information contained in Item 7, Item 8 and certain other Items in our Fiscal 2018 Form 10-K to reflect the impact for those two fiscal years of retrospective application of Accounting Standards Update (“ASU”) 2014-09, Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606), as amended (“ASC 606”), and ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), each of which we adopted effective June 30, 2018. See “Adoption of New Accounting Standards” below in this Note A for additional information.
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
We adopted the requirements of the new standard using the full retrospective transition method. We opted for this transition method because we believe it provides enhanced comparability and transparency across periods. We elected to apply the practical expedient related to backlog disclosures for prior reporting periods and the practical expedient related to evaluating the effects of contract modifications that occurred prior to the earliest period presented. No other transition practical expedients were applied. Retrospective application of this standard resulted in the recognition of a cumulative-effect adjustment of $15 million to reduce the opening balance of retained earnings at July 2, 2016.
This standard also resulted in the establishment of “Contract assets” and “Contract liabilities” line items and the reclassification to these line items of amounts previously presented in the “Receivables,” “Inventories” and “Advance payments and unearned income” line items in our Condensed Consolidated Balance Sheet. See Note 2: “Accounting Changes or Recent Accounting Pronouncements” in our Notes to Consolidated Financial Statements in our Fiscal 2017-2018 Update 8-K for a table summarizing the effect of adopting ASC 606 on our previously reported Consolidated Balance Sheet as of June 29, 2018. Total net cash provided by operating activities and total net cash provided by or used in investing activities and financing activities in our previously reported Condensed Consolidated Statements of Cash Flows (Unaudited) were not impacted by our adoption of ASC 606.
We also adopted ASU 2017-07 effective June 30, 2018, as discussed above. This update requires that entities present components of net periodic pension and postretirement benefit costs other than the service cost component (“non-service cost amounts”) separately from the service cost component. We adopted this update retrospectively by recasting each prior period presented, using as our estimation basis for recasting prior periods the amounts disclosed in Note 13: “Pension and Other Postretirement Benefits” in our Notes to Consolidated Financial Statements in our Fiscal 2018 Form 10-K. Retrospective application of this update resulted in reclassification to the “Non-operating income” line item of non-service cost amounts that were included in the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Condensed Consolidated Statement of Income (Unaudited) prior to adopting ASU 2017-07.

The following table summarizes the effect of adopting ASC 606 and ASU 2017-07 on our previously reported Condensed Consolidated Statement of Income (Unaudited) for the quarter and two quarters ended December 29, 2017:

	Quarter Ended December 29, 2017
	Previously Reported	Effect of Adopting ASC 606	Effect of Adopting ASU 2017-07	Currently Reported

	(In millions, except per share amounts)
Revenue from product sales and services	$1,535	$—	$—	$1,535
Cost of product sales and services	(987)	1	(36)	(1,022)
Engineering, selling and administrative expenses	(276)	(5)	(10)	(291)
Non-operating income (loss)	(2)	—	46	44
Interest income	1	—	—	1
Interest expense	(42)	—	—	(42)
Income from continuing operations before income taxes	229	(4)	—	225
Income taxes	(90)	(4)	—	(94)
Income from continuing operations	139	(8)	—	131
Discontinued operations, net of income taxes	—	—	—	—
Net income	$139	$(8)	$—	$131

Net income per common share
Basic
Continuing operations	$1.17	$(0.07)	$—	$1.10
Discontinued operations	—	—	—	—
	$1.17	$(0.07)	$—	$1.10
Diluted
Continuing operations	$1.15	$(0.07)	$—	$1.08
Discontinued operations	—	—	—	—
	$1.15	$(0.07)	$—	$1.08

	Two Quarters Ended December 29, 2017
	Previously Reported	Effect of Adopting ASC 606	Effect of Adopting ASU 2017-07	Currently Reported

	(In millions, except per share amounts)
Revenue from product sales and services	$2,948	$(3)	$—	$2,945
Cost of product sales and services	(1,872)	4	(73)	(1,941)
Engineering, selling and administrative expenses	(532)	(8)	(19)	(559)
Non-operating income (loss)	(2)	—	92	90
Interest income	1	—	—	1
Interest expense	(83)	—	—	(83)
Income from continuing operations before income taxes	460	(7)	—	453
Income taxes	(154)	(3)	—	(157)
Income from continuing operations	306	(10)	—	296
Discontinued operations, net of income taxes	(6)	—	—	(6)
Net income	$300	$(10)	$—	$290

Net income per common share
Basic
Continuing operations	$2.57	$(0.08)	$—	$2.49
Discontinued operations	(0.05)	(0.01)	—	(0.06)
	$2.52	$(0.09)	$—	$2.43
Diluted
Continuing operations	$2.52	$(0.08)	$—	$2.44
Discontinued operations	(0.05)	—	—	(0.05)
	$2.47	$(0.08)	$—	$2.39

The following table presents the effect of adopting ASC 606 on our previously reported Condensed Consolidated Statement of Cash Flows (Unaudited) for the two quarters ended December 29, 2017:

	Two Quarters Ended December 29, 2017
	Previously Reported	Effect of Adopting ASC 606	Currently Reported

	(In millions, except shares)
Net income	$300	$(10)	$290
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles(1)	58	—	58
Depreciation and other amortization(1)	72	—	72
Share-based compensation	24	—	24
Pension income	(68)	—	(68)
(Increase) decrease in:
Accounts receivable	(19)	5	(14)
Contract assets	—	(84)	(84)
Inventories	(102)	79	(23)
Increase (decrease) in:
Accounts payable	(78)	—	(78)
Advance payments and unearned income	38	(38)	—
Contract liabilities	—	47	47
Income taxes	213	3	216
Other	(65)	(2)	(67)
Net cash provided by operating activities	$373	$—	$373
_______________

(1)
“Amortization of acquisition-related intangibles” includes amortization of non-Exelis Inc. acquisition-related intangibles, which was previously included in the “Depreciation and amortization” line item in our Condensed Consolidated Statement of Cash Flows (Unaudited) in our Form 10-Q for the quarter ended December 29, 2017.

Accounting Standards Issued But Not Yet Effective
In February 2016, the Financial Accounting Standards Board issued a new lease standard that supersedes existing lease guidance under GAAP. This standard requires, among other things, the recognition of right-of-use assets and liabilities on the balance sheet for most lease arrangements and disclosure of certain information about leasing arrangements. This standard currently allows two transition methods with certain practical expedients available. Companies may elect to use the modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements or to initially apply this standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This standard is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018, which for us is our fiscal 2020.
We have developed a project plan to evaluate the impact of this standard and design and implement future processes, tools and controls. The majority of our current lease arrangements are classified as operating leases under existing GAAP lease guidance, and we expect they will continue to be classified as operating leases under the new standard. Although we are continuing to evaluate the impact to our consolidated balance sheet of recognizing right-of-use assets and lease liabilities for the majority of our current lease obligations, which could be material, we do not expect this standard to have a material impact on our results of operations or cash flows. We have not yet made a decision on the transition method, as this determination is primarily dependent on the completion of our evaluation.

Note B — Stock Options and Other Share-Based Compensation
During the two quarters ended December 28, 2018, we had options or other share-based compensation outstanding under two shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”). Grants of share-based awards after October 23, 2015 were made under our 2015 EIP. We believe that share-based awards more closely align the interests of participants with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $15 million and $29 million for the quarter and two quarters ended December 28, 2018, respectively, and $13 million and $24 million for the quarter and two quarters ended December 29, 2017, respectively.
The aggregate number of shares of our common stock that we issued under the terms of our SIPs, net of shares withheld for tax purposes and inclusive of both continuing and discontinued operations, was 45,739 and 449,692 for the quarter and two quarters ended December 28, 2018, respectively, and 67,717 and 398,932 for the quarter and two quarters ended December 29, 2017, respectively. Awards granted to participants under our 2015 EIP during the quarter ended December 28, 2018 consisted of 3,538 restricted shares and restricted units. There were no stock options or performance units granted during the quarter ended December 28, 2018. Awards granted to participants under our 2015 EIP during the two quarters ended December 28, 2018 consisted of 270,963 stock options, 92,758 restricted shares and restricted units and 135,629 performance units. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model and the following assumptions: expected dividend yield of 1.61 percent; expected volatility of 19.87 percent; risk-free interest rates averaging 2.72 percent; and expected term of 5.03 years. The fair value as of the grant date of each restricted share award and restricted unit award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting.
Note C — Restructuring and Other Exit Costs
We record charges for restructuring and other exit activities related to sales or terminations of product lines, closures or relocations of business activities, changes in management structure and fundamental reorganizations that affect the nature and focus of operations. Such charges include termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. We record these charges at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period. These charges are included as a component of the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Condensed Consolidated Statement of Income (Unaudited).
In the fourth quarter of fiscal 2018, we recorded a $5 million charge for consolidation of certain Exelis Inc. (collectively with its subsidiaries, “Exelis”) facilities initiated in fiscal 2017. This charge is included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income in our Fiscal 2017-2018 Update 8-K. We had liabilities of $18 million and $27 million at December 28, 2018 and June 29, 2018, respectively, associated with this integration activity and with previous restructuring actions. The majority of the remaining liabilities at December 28, 2018 represent lease obligations associated with exited facilities with remaining terms of five years or less.
Note D — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized below:

	December 28, 2018	June 29, 2018

	(In millions)
Foreign currency translation, net of income taxes of $2 million at December 28, 2018 and June 29, 2018	$(107)	$(99)
Net unrealized loss on hedging derivatives, net of income taxes of $6 million and $7 million at December 28, 2018 and June 29, 2018, respectively	(19)	(20)
Unrecognized postretirement obligations, net of income taxes of $30 million at December 28, 2018 and June 29, 2018	(85)	(83)
	$(211)	$(202)
Accumulated other comprehensive loss at June 29, 2018 reflects a reclassification to retained earnings of $35 million in stranded tax effects as a result of our adoption of an accounting standards update, including $30 million from “Unrecognized postretirement obligations, net of income taxes,” $4 million from “Net unrealized loss on hedging derivatives, net of income taxes” and $1 million from “Foreign currency translation, net of income taxes.” See Note 2: “Accounting Changes or Recent

Accounting Pronouncements” in our Fiscal 2017-2018 Update 8-K for additional information regarding this accounting standards update.
Note E — Receivables
Receivables are summarized below:

	December 28, 2018	June 29, 2018

	(In millions)
Accounts receivable	$497	$468
Less allowances for collection losses	(3)	(2)
	$494	$466
We have a receivables sale agreement (“RSA”) with a third-party financial institution that permits us to sell, on a non-recourse basis, up to $50 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution. Receivables sold pursuant to the RSA meet the requirements for sales accounting under ASC 860, Transfers and Servicing, and, accordingly, are derecognized from our Condensed Consolidated Balance Sheet (Unaudited) at the time of sale. Outstanding accounts receivable sold pursuant to the RSA were not material at December 28, 2018 and June 29, 2018. Impairment losses related to receivables from contracts with customers were not material during the quarter or two quarters ended December 28, 2018 or the quarter or two quarters ended December 29, 2017.
Note F — Contract Assets and Contract Liabilities
Contract assets include unbilled amounts typically resulting from revenue recognized exceeding amounts billed to customers for contracts utilizing the percentage of completion (“POC”) cost-to-cost revenue recognition method. We bill customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries and, in certain arrangements, the customer may withhold payment of a small portion of the contract price until contract completion. Contract liabilities include advance payments and billings in excess of revenue recognized, including deferred revenue associated with extended product warranties. Contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period. The increase in contract liabilities in the two quarters ended December 28, 2018 was primarily due to an increase in the receipt of advance payments and the timing of contractual billing milestones. Changes in contract assets and contract liabilities balances during the quarter and two quarters ended December 28, 2018 were not materially impacted by any factors other than those described above.
Contract assets and contract liabilities are summarized below:

	December 28, 2018	June 29, 2018

	(In millions)
Contract assets	$829	$782
Contract liabilities, current	(479)	(372)
Contract liabilities, non-current(1)	(7)	(7)
Net contract assets	$343	$403
_______________

(1)
Represents the non-current portion of deferred revenue associated with extended product warranties, which is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet (Unaudited).

The components of contract assets are summarized below:

	December 28, 2018	June 29, 2018

	(In millions)
Unbilled contract receivables, gross	$946	$881
Progress payments	(117)	(99)
	$829	$782
Impairment losses related to our contract assets were not material during the two quarters ended December 28, 2018 and December 29, 2017. For the quarter and two quarters ended December 28, 2018, we recognized revenue of $49 million and $207 million, respectively, related to contract liabilities that were outstanding at June 29, 2018. For the quarter and two quarters ended December 29, 2017, we recognized revenue of $53 million and $163 million, respectively, related to contract liabilities that were outstanding at June 30, 2017.

Note G — Inventories
Inventories are summarized below:

	December 28, 2018	June 29, 2018

	(In millions)
Finished products	$69	$91
Work in process	128	121
Raw materials and supplies	228	199
	$425	$411
Note H — Property, Plant and Equipment
Property, plant and equipment are summarized below:

	December 28, 2018	June 29, 2018

	(In millions)
Land	$43	$43
Software capitalized for internal use	171	171
Buildings	625	620
Machinery and equipment	1,394	1,349
	2,233	2,183
Less accumulated depreciation and amortization	(1,332)	(1,283)
	$901	$900
Depreciation and amortization expense related to property, plant and equipment was $33 million and $68 million for the quarter and two quarters ended December 28, 2018, respectively, and $36 million and $73 million for the quarter and two quarters ended December 29, 2017, respectively.
Note I — Accrued Warranties
Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited), during the two quarters ended December 28, 2018 were as follows:

(In millions)
Balance at June 29, 2018	$24
Warranty provision for sales	9
Settlements	(6)
Balance at December 28, 2018	$27

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred and are included as a component of the “Contract liabilities” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Deferred revenue associated with extended product warranties was $16 million at December 28, 2018 and June 29, 2018.

Note J — Postretirement Benefit Plans
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended December 28, 2018		Two Quarters Ended December 28, 2018
	Pension	Other Benefits	Pension	Other Benefits

	(In millions)
Net periodic benefit income
Service cost	$9	$—	$18	$—
Interest cost	53	2	105	4
Expected return on plan assets	(96)	(4)	(191)	(8)
Amortization of net actuarial gain	—	(1)	—	(3)
Total net periodic benefit income	$(34)	$(3)	$(68)	$(7)

	Quarter Ended December 29, 2017		Two Quarters Ended December 29, 2017
	Pension	Other Benefits	Pension	Other Benefits

	(In millions)
Net periodic benefit income
Service cost	$9	$1	$19	$1
Interest cost	49	2	97	4
Expected return on plan assets	(92)	(4)	(184)	(8)
Amortization of net actuarial gain	—	(1)	—	(1)
Total net periodic benefit income	$(34)	$(2)	$(68)	$(4)
The service cost component of net periodic benefit income is included in the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Condensed Consolidated Statement of Income (Unaudited). The non-service cost components of net periodic pension income are included in the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited).
We made a $300 million voluntary contribution to our U.S. qualified pension plans in the third quarter of fiscal 2018. As a result of this voluntary contribution as well as a $400 million voluntary contribution made during fiscal 2017, we made no contributions to our U.S. qualified defined benefit pension plans during the quarter and two quarters ended December 28, 2018, and we currently anticipate making no contributions to our U.S. qualified defined benefit pension plans and minor contributions to a non-U.S. pension plan during the remainder of fiscal 2019. We made no contributions to our U.S. qualified defined benefit pension plans during the quarter and two quarters ended December 29, 2017.
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

Note K — Income From Continuing Operations Per Share
The computations of income from continuing operations per common share are as follows:

	Quarter Ended		Two Quarters Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017

	(In millions, except per share amounts)
Income from continuing operations	$225	$131	$441	$296
Adjustments for participating securities outstanding	—	(1)	(1)	(1)
Income from continuing operations used in per basic and diluted common share calculations (A)	$225	$130	$440	$295

Basic weighted average common shares outstanding (B)	117.7	118.5	117.8	118.8
Impact of dilutive share-based awards	2.3	2.4	2.5	2.3
Diluted weighted average common shares outstanding (C)	120.0	120.9	120.3	121.1
Income from continuing operations per basic common share (A)/(B)	$1.91	$1.10	$3.74	$2.49
Income from continuing operations per diluted common share (A)/(C)	$1.88	$1.08	$3.66	$2.44
Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards. Income from continuing operations per diluted common share excludes the antidilutive impact of 399,243 and 279,705 weighted average share-based awards outstanding for the quarter and two quarters ended December 28, 2018, respectively, and 222 and 81,496 weighted average share-based awards outstanding for the quarter and two quarters ended December 29, 2017, respectively.
Note L — Income Taxes
On December 22, 2017, H.R.1, also known as the “Tax Cuts and Jobs Act,” was signed into U.S. law (“Tax Act”). Among other provisions, the Tax Act reduced the U.S. statutory corporate income tax rate from a maximum 35 percent to a flat 21 percent, effective January 1, 2018.
Effective Tax Rate
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 17.0 percent in the quarter ended December 28, 2018 compared with 41.8 percent in the quarter ended December 29, 2017. In the quarter ended December 28, 2018, our effective tax rate benefited from a reduction in the deferred tax liability maintained on the basis differences related to the unremitted foreign earnings and an increase in the research and development (“R&D”) credit, partially offset by an unfavorable impact of the differences in GAAP and tax accounting related to investments. In the quarter ended December 29, 2017, our effective tax rate was impacted by a $58 million ($.48 per diluted share) write-down of existing net deferred tax asset balances based on the lower tax rate and other tax law changes from the Tax Act, a $26 million ($.21 per diluted share) benefit from the impact of our lower fiscal 2018 tax rate, a $22 million ($.18 per diluted share) favorable impact of releasing provisions for uncertain tax positions and the favorable impact of differences in GAAP and tax accounting related to investments.
Our effective tax rate was 16.5 percent in the two quarters ended December 28, 2018 compared with 34.7 percent in the two quarters ended December 29, 2017. In addition to the items noted above for the quarters ended December 28, 2018 and December 29, 2017, our effective tax rate for the two quarters ended December 28, 2018 and December 29, 2017 benefited from the favorable impact of excess tax benefits related to equity-based compensation.
Tax Law Changes
During the quarter ended December 28, 2018, we completed our accounting for the income tax impact of enactment of the Tax Act and there were no material changes from the estimates reported in our Fiscal 2017-2018 Update 8-K.
The Tax Act provides for a one-time transition tax on our post-1986 earnings and profits of foreign subsidiaries (“foreign E&P”) that was previously deferred from U.S. income tax expense. We have determined that we do not owe any one-time transition tax.
We have also completed our evaluation of the U.S. federal corporate income tax impacts of the Global Intangible Low-Taxed Income and Foreign-Derived Intangible Income provisions of the Tax Act, and our tax expense includes the impact of these provisions as a period cost in our effective tax rate.

Because of the potential impact of deficit allocations on the tax basis for netted foreign E&P, we are maintaining a deferred tax liability of approximately $19 million in respect of potential cumulative tax basis differences of $88 million. Other than this deferred tax liability, we have not provided for additional income taxes on any remaining undistributed foreign E&P not subject to the transition tax, or any outside tax basis differences inherent in our foreign subsidiaries, because all other amounts continue to be reinvested indefinitely.
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
The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at December 28, 2018 and June 29, 2018:

	December 28, 2018		June 29, 2018
	Total	Level 1	Total	Level 1

	(In millions)
Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$46	$46	$46	$46
Investments measured at NAV:
Equity and fixed income funds	56		63
Corporate-owned life insurance	27		27
Total investments measured at NAV	83		90
Total fair value of deferred compensation plan assets	$129		$136

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$20	$20	$38	$38
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	132		111
Total fair value of deferred compensation plan liabilities	$152		$149
_______________

(1)
Represents diversified assets held in a “rabbi trust” associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Condensed Consolidated Balance Sheet (Unaudited) and which are measured at fair value.

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

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	December 28, 2018		June 29, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Long-term debt (including current portion)(1)	$3,716	$3,800	$3,712	$3,848
_______________

(1)
Fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

Note N — Derivative Instruments and Hedging Activities
In the normal course of business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. We recognize all derivatives in our Condensed Consolidated Balance Sheet (Unaudited) at fair value. We do not hold or issue derivatives for speculative trading purposes.
At December 28, 2018, we had two open foreign currency forward contracts with an aggregate notional amount of $5 million, one of which had a notional amount of $4 million and was classified as a fair value hedge, and the other had a notional amount of $1 million and was classified as a cash flow hedge. This compares with open foreign currency forward contracts with an aggregate notional amount of $39 million at June 29, 2018, of which $4 million were classified as fair value hedges and $35 million were classified as cash flow hedges. At December 28, 2018, contract expiration dates ranged from 3 days to approximately 3 months with a weighted average contract life of 2 months.
Fair Value Hedges
We use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in our Condensed Consolidated Statement of Income (Unaudited). At December 28, 2018, we had an outstanding foreign currency forward contract denominated in the Canadian Dollar to hedge a certain balance sheet item. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the quarter or two quarters ended December 28, 2018 or in the quarter or two quarters ended December 29, 2017. In addition, no amounts were recognized in earnings in the quarter or two quarters ended December 28, 2018 or in the quarter or two quarters ended December 29, 2017 related to hedged firm commitments that no longer qualify as fair value hedges.
Cash Flow Hedges
We use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments and also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. At December 28, 2018, we had an outstanding foreign currency forward contract denominated in the Euro to hedge a certain forecasted transaction. The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarter or two quarters ended December 28, 2018 or in the quarter or two quarters ended December 29, 2017.
Note O — Changes in Estimates
Contract Estimates
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
Net EAC adjustments resulting from changes in estimates impacted our operating income favorably by $2 million ($.02 per diluted share) and unfavorably by $1 million for the quarter and two quarters ended December 28, 2018, respectively, and unfavorably by $16 million ($11 million after-tax or $.09 per diluted share) and $11 million ($8 million after-tax or $.06 per diluted share) for the quarter and two quarters ended December 29, 2017, respectively. Revenue recognized from performance obligations satisfied in prior periods was $9 million and $16 million for the quarter and two quarters ended December 28, 2018, respectively, and $16 million and $30 million for the quarter and two quarters ended December 29, 2017, respectively.
Income Taxes
See Note L — Income Taxes in these Notes for changes in estimates disclosures associated with our accounting for income taxes.
Note P — Backlog
Backlog, which is the equivalent of our remaining performance obligations, represents the future revenue we expect to recognize as we perform on our current contracts. Backlog comprises both funded backlog (i.e., firm orders for which funding is authorized and appropriated) and unfunded backlog. Backlog excludes unexercised contract options and potential orders under ordering-type contracts, such as indefinite delivery, indefinite quantity contracts.
At December 28, 2018, our ending backlog was $8.0 billion. We expect to recognize approximately half of the revenue associated with this backlog within the next twelve months and the substantial majority of the revenue associated with this backlog within the next 3 years.
Note Q — Business Segment Information
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

As discussed in more detail in Note A — Significant Accounting Policies and Recent Accounting Standards in these Notes and in Note 1: “Significant Accounting Policies” and Note 2: “Accounting Changes or Recent Accounting Pronouncements” in our Notes to Consolidated Financial Statements in our Fiscal 2017-2018 Update 8-K, effective June 30, 2018, we adopted ASC 606 and ASU 2017-07 using the full retrospective method. The historical results, discussion and presentation of our business segments as set forth in our Condensed Consolidated Financial Statements (Unaudited) and these Notes reflect the impact of our adoption of ASC 606 and ASU 2017-07 for all periods presented in order to present all segment information on a comparable basis. The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements in our Fiscal 2017-2018 Update 8-K.
We evaluate each segment’s performance based on segment operating income or loss, which we define as profit or loss from operations before income taxes, including pension income and excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in the table below represents the elimination of intersegment sales. The “Unallocated corporate expense and corporate eliminations” line item in the table below represents the portion of corporate expenses not allocated to our business segments and the elimination of intersegment profits. The “Pension adjustment” line item in the table below represents the reconciliation of the non-service components of net periodic pension and postretirement benefit costs, which are a component of segment operating income but are included in the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited) as a result of our adoption of ASU 2017-07 as discussed in Note A — Significant Accounting Policies and Recent Accounting Standards in these Notes. The non-service components of net periodic pension and postretirement benefit costs include interest cost, expected return on plan assets and amortization of net actuarial gain.
Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Quarter Ended		Two Quarters Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017

	(In millions)
Revenue
Communication Systems	$540	$492	$1,009	$898
Electronic Systems	617	582	1,206	1,123
Space and Intelligence Systems	513	462	1,001	928
Corporate eliminations	(4)	(1)	(8)	(4)
	$1,666	$1,535	$3,208	$2,945
Income From Continuing Operations Before Income Taxes
Segment Operating Income:
Communication Systems	$162	$145	$302	$260
Electronic Systems	117	97	232	206
Space and Intelligence Systems	92	80	178	167
Unallocated corporate expense and corporate eliminations(1)	(58)	(54)	(99)	(96)
Pension adjustment	(46)	(46)	(93)	(92)
Non-operating income	47	44	94	90
Net interest expense	(43)	(41)	(86)	(82)
	$271	$225	$528	$453
_______________

(1)
Unallocated corporate expense and corporate eliminations included: (i) $13 million of L3 Technologies, Inc. (“L3”) merger-related transaction and integration costs for the quarter and two quarters ended December 28, 2018; (ii) a $12 million adjustment for deferred compensation in the quarter and two quarters ended December 29, 2017 and (iii) $26 million and $51 million of expense in the quarter and two quarters ended December 28, 2018, respectively, compared with $25 million and $50 million of expense in the quarter and two quarters ended December 29, 2017, respectively, for amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis. Because the acquisition of Exelis benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired in the Exelis acquisition was recorded as unallocated corporate expense. Corporate eliminations of intersegment profits were not material in the quarter or two quarters ended December 28, 2018 or the quarter or two quarters ended December 29, 2017.

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

	Quarter Ended		Two Quarters Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017

	(In millions)
Revenue By Geographical Region
United States	$299	$276	$558	$484
International	241	216	451	414
	$540	$492	$1,009	$898
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

	Quarter Ended		Two Quarters Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017

	(In millions)
Revenue By Customer Relationship
Prime contractor	$399	$410	$793	$808
Subcontractor	218	172	413	315
	$617	$582	$1,206	$1,123
Revenue By Contract Type
Fixed-price(1)	$508	$463	$986	$885
Cost-reimbursable	109	119	220	238
	$617	$582	$1,206	$1,123
Revenue By Geographical Region
United States	$486	$464	$964	$890
International	131	118	242	233
	$617	$582	$1,206	$1,123
_______________

(1)	Includes revenue derived from time-and-materials contracts.

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

	Quarter Ended		Two Quarters Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017

	(In millions)
Revenue By Customer Relationship
Prime contractor	$362	$329	$714	$663
Subcontractor	151	133	287	265
	$513	$462	$1,001	$928
Revenue By Contract Type
Fixed-price(1)	$188	$120	$360	$243
Cost-reimbursable	325	342	641	685
	$513	$462	$1,001	$928
Revenue By Geographical Region
United States	$500	$446	$976	$898
International	13	16	25	30
	$513	$462	$1,001	$928
_______________

(1)	Includes revenue derived from time-and-materials contracts.
Total assets by business segment are summarized below:

	December 28, 2018	June 29, 2018

	(In millions)
Total Assets
Communication Systems	$1,578	$1,567
Electronic Systems	4,196	4,174
Space and Intelligence Systems	2,242	2,193
Corporate(1)	1,836	1,917
	$9,852	$9,851
_______________

(1)
Identifiable intangible assets acquired in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Exelis identifiable intangible asset balances recorded as Corporate assets were $923 million and $974 million at December 28, 2018 and June 29, 2018, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan assets and buildings and equipment.

Note R — Legal Proceedings and Contingencies
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At December 28, 2018, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at December 28, 2018 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Merger Litigation
In connection with our pending merger with L3 (see Note S — Pending Merger in these Notes for additional information), two putative class action lawsuits and one individual lawsuit were filed against L3 and its directors (together, the “L3 Parties”) in the U.S. District Court for the Southern District of New York between December 19, 2018 and January 15, 2019, and a third putative class action lawsuit, Kent v. L3 Technologies, Inc., et al., was filed against the L3 Parties and Harris Corporation and its wholly owned subsidiary, Leopard Merger Sub Inc. (Harris Corporation and Leopard Merger Sub Inc., the “Harris Parties”), in the U.S. District Court for the District of Delaware on January 4, 2019. The complaints in the lawsuits contain substantially similar allegations contending, among other things, that the registration statement on Form S-4 in support of the pending merger misstates or fails to disclose certain allegedly material information in violation of federal securities laws. The complaint in the Kent lawsuit further alleges that the Harris Parties are liable for these violations as “controlling persons” of L3 within the meaning of federal securities laws. The complaints in all four lawsuits generally seek injunctive relief enjoining the merger, damages and costs, among other remedies. Additional lawsuits in connection with the merger may be filed in the future. Although the ultimate resolution of these lawsuits cannot be predicted with certainty, and an adverse ruling in any such lawsuit may cause the merger to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the merger, we believe that these lawsuits are without merit and intend to defend vigorously against them and any other lawsuits challenging the pending merger. Therefore, at this time, we do not believe the ultimate resolution of these lawsuits will have a material adverse effect on us or the merger.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice (the “DOJ”), Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis, of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at December 28, 2018 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Note S — Pending Merger
On October 14, 2018, we announced that on October 12, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with L3 and Leopard Merger Sub Inc., our wholly owned subsidiary (“Merger Sub”), pursuant to which we and L3 have agreed to combine in an all-stock merger of equals. Under the terms and subject to the conditions set forth in the Merger Agreement, L3 shareholders will receive a fixed exchange ratio of 1.30 shares of Harris common stock for each share of L3 common stock. Upon closing of the transactions contemplated by the Merger Agreement, Harris Corporation will be re-named “L3 Harris Technologies, Inc.” and Merger Sub will merge with and into L3, with L3 being the surviving corporation and becoming a wholly-owned subsidiary of L3 Harris Technologies, Inc., which will be owned on a fully diluted basis approximately 54 percent by Harris shareholders and 46 percent by L3 shareholders. Upon closing, the merger will be accounted for using the acquisition method of accounting, and Harris will be treated as the accounting acquirer. The Merger Agreement has been unanimously approved by the Board of Directors of each company.
The consummation of the merger is subject to the satisfaction or waiver of certain conditions, including, among others, approval by the shareholders of each company and the expiration or earlier termination of any applicable waiting period, and the receipt of approvals under domestic and certain foreign antitrust and competition laws, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). In connection with the proposed merger, we and L3 each filed a Notification and Report Form under the HSR Act (an “HSR Notification”) with the U.S. Federal Trade Commission and the DOJ on November 9, 2018. We voluntarily withdrew our HSR Notification effective as of December 10, 2018 and re-filed our HSR Notification on December 11, 2018. As part of the DOJ’s review of the merger, we and L3 each received on January 10, 2019 a request for additional information and documentary materials (the “Second Request”) from the DOJ, which extends the waiting period under the HSR Act until 30 days after both we and L3 have complied with the Second Request or such later time as the parties may agree with the DOJ, unless the waiting period is terminated earlier. We and L3 continue to work cooperatively with the DOJ on its review of the merger. As part of the regulatory process, we are moving proactively to explore the possible sale of our Night Vision business within our Communication Systems segment. The assets and liabilities of our Night Vision business were classified as held for use in our Condensed Consolidated Balance Sheet (Unaudited) at December 28, 2018 and will continue to be so classified unless the held for sale criteria are met, which has not occurred as of the date of this Report, because our Board of Directors has not approved commitment to any plan of sale. We and L3 continue to expect the merger to close in the previously announced time frame of mid-calendar year 2019, although we can give no assurances regarding the timing or occurrence of closing.
L3 is a prime contractor in intelligence, surveillance and reconnaissance (“ISR”) systems, aircraft sustainment (including modifications and fleet management of special mission aircraft), simulation and training, night vision and image intensification equipment and security and detection systems headquartered in New York, New York. L3 is also a provider of a broad range of communication, electronic and sensor systems used on military, homeland security and commercial platforms. L3 employs approximately 31,000 employees and its customers include the U.S. Department of Defense and its prime contractors, U.S. government intelligence agencies, the U.S. Department of Homeland Security, foreign governments and domestic and commercial customers. L3 generated calendar 2018 revenue of approximately $10 billion.
The foregoing description of the Merger Agreement and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the Agreement and Plan of Merger, dated as of October 12, 2018, by and among L3, us, and Merger Sub, a copy of which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on October 16, 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Harris Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Harris Corporation (the Company) as of December 28, 2018, the related condensed consolidated statements of income, comprehensive income, and equity for the quarter and two quarters ended December 28, 2018 and December 29, 2017, the condensed consolidated statements of cash flows for the two quarters ended December 28, 2018 and December 29, 2017, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of June 29, 2018, the related consolidated statements of income, comprehensive income, cash flows and equity for the year then ended, and the related notes and financial statement schedule (not presented herein); and in our report dated August 27, 2018, except for the retrospective changes for revenue and periodic pension and postretirement benefit costs described in Note 2 and the subsequent event described in Note 25 as to which the date is December 13, 2018, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 29, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
January 30, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Report (the “Notes”). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2017-2018 Update 8-K. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
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
As described in more detail in Note S — Pending Merger in the Notes, we entered into the Merger Agreement with L3 and Merger Sub on October 12, 2018, pursuant to which we and L3 have agreed to combine in an all-stock merger of equals.
Amounts contained in this Report may not always add to totals due to rounding.

RESULTS OF OPERATIONS
Highlights
Operations results for the second quarter of fiscal 2019, in each case compared with the second quarter of fiscal 2018, included:

•	Revenue increased 9 percent to $1.67 billion from $1.54 billion;

•	Gross margin increased 11 percent to $571 million from $513 million;

•	Income from continuing operations increased 72 percent to $225 million from $131 million;

•	Income from continuing operations per diluted common share increased 74 percent to $1.88 from $1.08;

•	Communication Systems revenue increased 10 percent to $540 million from $492 million and operating income increased 12 percent to $162 million from $145 million;

•	Electronic Systems revenue increased 6 percent to $617 million from $582 million and operating income increased 21 percent to $117 million from $97 million;

•	Space and Intelligence Systems revenue increased 11 percent to $513 million from $462 million and operating income increased 15 percent to $92 million from $80 million; and

•	Net cash provided by operating activities increased 26 percent to $469 million from $373 million.
Consolidated Results of Operations

	Quarter Ended			Two Quarters Ended
	December 28, 2018	December 29, 2017	% Inc/(Dec)	December 28, 2018	December 29, 2017	% Inc/(Dec)

	(Dollars in millions, except per share amounts)
Revenue:
Communication Systems	$540	$492	10%	$1,009	$898	12%
Electronic Systems	617	582	6%	1,206	1,123	7%
Space and Intelligence Systems	513	462	11%	1,001	928	8%
Corporate eliminations	(4)	(1)	*	(8)	(4)	*
Total revenue	1,666	1,535	9%	3,208	2,945	9%
Cost of product sales and services	(1,095)	(1,022)	7%	(2,105)	(1,941)	8%
Gross margin	571	513	11%	1,103	1,004	10%
% of total revenue	34%	33%		34%	34%
Engineering, selling and administrative expenses	(304)	(291)	4%	(583)	(559)	4%
% of total revenue	18%	19%		18%	19%
Non-operating income	47	44	7%	94	90	4%
Net interest expense	(43)	(41)	5%	(86)	(82)	5%
Income from continuing operations before income taxes	271	225	20%	528	453	17%
Income taxes	(46)	(94)	(51)%	(87)	(157)	(45)%
Effective tax rate	17%	42%		16%	35%
Income from continuing operations	$225	$131	72%	$441	$296	49%
% of total revenue	14%	9%		14%	10%
Income from continuing operations per diluted common share	$1.88	$1.08	74%	$3.66	$2.44	50%
* Not meaningful
Revenue
Second Quarter 2019 Compared With Second Quarter 2018: The increase in revenue in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 was due to higher revenue in all three of our segments.

First Two Quarters 2019 Compared With First Two Quarters 2018: The increase in revenue in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 was due to the same reasons as noted above regarding the second quarters of fiscal 2019 and 2018.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Gross Margin
Second Quarter 2019 Compared With Second Quarter 2018: The increase in gross margin in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 was primarily due to higher revenue in all three of our segments and operational efficiencies.
First Two Quarters 2019 Compared With First Two Quarters 2018: The increase in gross margin in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 was primarily due to higher revenue in all three of our segments.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
Second Quarter 2019 Compared With Second Quarter 2018: The increase in engineering, selling and administrative (“ESA”) expenses in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 was primarily due to a $12 million adjustment for deferred compensation in the second quarter of fiscal 2018, more than offset by higher investment in R&D, higher bid and proposal costs and $13 million of L3 merger-related transaction and integration costs. The decrease in ESA expenses as a percentage of total revenue (“ESA percentage”) in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 was primarily due to management of expenses on higher revenue.
First Two Quarters 2019 Compared With First Two Quarters 2018: The increase in ESA expenses and decrease in ESA percentage in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 were primarily due to the same reasons as noted above regarding the second quarters of fiscal 2019 and 2018.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Non-Operating Income
Second Quarter 2019 Compared With Second Quarter 2018: The slight increase in non-operating income in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 was primarily due to a debt extinguishment loss recognized in the second quarter of fiscal 2018.
First Two Quarters 2019 Compared With First Two Quarters 2018: The slight increase in non-operating income in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 was primarily due to the same reason as noted above regarding the second quarters of fiscal 2019 and 2018 and an increase in the non-service cost components of pension income.
See Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes for further information.
Income Taxes
Second Quarter 2019 Compared With Second Quarter 2018: Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 17.0 percent in the second quarter of fiscal 2019 compared with 41.8 percent in the second quarter of fiscal 2018. In the second quarter of fiscal 2019, our effective tax rate benefited from a reduction in the deferred tax liability maintained on the basis differences related to the unremitted foreign earnings and an increase in the R&D credit, partially offset by an unfavorable impact of the differences in GAAP and tax accounting related to investments. In the second quarter of fiscal 2018, our effective tax rate was impacted by a $58 million write-down of existing net deferred tax asset balances due to the enactment of lower U.S. statutory corporate income tax rates and other law changes from the Tax Act, a $26 million benefit from the impact of our lower fiscal 2018 tax rate, a $22 million favorable impact of releasing provisions for uncertain tax positions and the favorable impact of differences in GAAP and tax accounting related to investments.
First Two Quarters 2019 Compared With First Two Quarters 2018: Our effective tax rate was 16.5 percent in the first two quarters of fiscal 2019 compared with 34.7 percent in the first two quarters of fiscal 2018. In addition to the items noted above for the second quarters of fiscal 2019 and 2018, our effective tax rate for the first two quarters of fiscal 2019 and 2018 benefited from the favorable impact of excess tax benefits related to equity-based compensation.

Income From Continuing Operations
Second Quarter 2019 Compared With Second Quarter 2018: The increase in income from continuing operations in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 was primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding the second quarters of fiscal 2019 and 2018.
First Two Quarters 2019 Compared With First Two Quarters 2018: The increase in income from continuing operations in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 was primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding the first two quarters of fiscal 2019 and 2018.
Income From Continuing Operations Per Diluted Common Share
Second Quarter 2019 Compared With Second Quarter 2018: The increase in income from continuing operations per diluted common share in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 was primarily due to higher income from continuing operations and fewer diluted weighted average common shares outstanding due to repurchases of shares of common stock under our repurchase program during the last two quarters of fiscal 2018 and first quarter of fiscal 2019.
First Two Quarters 2019 Compared With First Two Quarters 2018: The increase in income from continuing operations per diluted common share in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 was primarily due to higher income from continuing operations.
See “Common Stock Repurchases” below in this MD&A for further information.
Discussion of Business Segment Results of Operations
Communication Systems Segment

	Quarter Ended			Two Quarters Ended
	December 28, 2018	December 29, 2017	% Inc/(Dec)	December 28, 2018	December 29, 2017	% Inc/(Dec)

	(Dollars in millions)
Revenue	$540	$492	10%	$1,009	$898	12%
Cost of product sales and services	(285)	(255)	12%	(527)	(460)	15%
Gross margin	255	237	8%	482	438	10%
% of revenue	47%	48%		48%	49%
ESA expenses	(93)	(92)	1%	(180)	(178)	1%
% of revenue	17%	19%		18%	20%
Segment operating income	$162	$145	12%	$302	$260	16%
% of revenue	30%	29%		30%	29%
Second Quarter 2019 Compared With Second Quarter 2018: The increase in segment revenue in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 was due to $32 million of higher revenue from Tactical Communications, reflecting strong international demand (primarily in the Asia-Pacific and European regions) and U.S. Department of Defense modernization demand, and higher revenue in Public Safety and Professional Communications and Night Vision.
The increase in segment gross margin and slight decrease in segment gross margin as a percentage of revenue (“gross margin percentage”) in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 primarily reflected higher volume and operational efficiencies, partially offset by program and product mix. The slight increase in segment ESA expenses and decrease in segment ESA percentage in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 reflected increased investment in R&D and management of expenses on higher revenue.
The increases in segment operating income and segment operating income as a percentage of revenue (“operating margin percentage”) in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 reflected the combined effects of the items discussed above regarding this segment.

First Two Quarters 2019 Compared With First Two Quarters 2018: The increase in segment revenue in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 was due to $70 million higher revenue from Tactical Communications and higher revenue in Public Safety and Professional Communications and Night Vision.
The increase in segment gross margin, decrease in segment gross margin percentage, increase in segment ESA expenses and decrease in segment ESA percentage for the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 were due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2019 and 2018.
The increases in segment operating income and operating margin percentage in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 reflected the combined effects of the items discussed above regarding this segment for the first two quarters of fiscal 2019 and 2018.
Electronic Systems Segment

	Quarter Ended			Two Quarters Ended
	December 28, 2018	December 29, 2017	% Inc/(Dec)	December 28, 2018	December 29, 2017	% Inc/(Dec)

	(Dollars in millions)
Revenue	$617	$582	6%	$1,206	$1,123	7%
Cost of product sales and services	(430)	(417)	3%	(835)	(783)	7%
Gross margin	187	165	13%	371	340	9%
% of revenue	30%	28%		31%	30%
ESA expenses	(70)	(68)	3%	(139)	(134)	4%
% of revenue	11%	12%		12%	12%
Segment operating income	$117	$97	21%	$232	$206	13%
% of revenue	19%	17%		19%	18%
Second Quarter 2019 Compared With Second Quarter 2018: The increase in segment revenue in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 was primarily due to $38 million of higher revenue from increased F-35 production in Avionics and higher revenue in Electronic Warfare from the F/A-18, F-16 and rotary platforms, partially offset by $17 million lower revenue from the timing of the transition of the United Arab Emirates integrated battle management system program from a start-up to a full capability phase.
The increases in segment gross margin and segment gross margin percentage in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 were primarily due to an adjustment for growth in EAC costs on a mission networks infrastructure development program in the second quarter of fiscal 2018 and higher segment revenue in the second quarter of fiscal 2019. The increase in segment ESA expenses in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 was primarily due to increased investment in R&D. The decrease in segment ESA percentage in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 was primarily due to management of expenses on higher revenue.
The increases in segment operating income and segment operating margin percentage in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 reflected the combined effects of the items discussed above regarding this segment.
First Two Quarters 2019 Compared With First Two Quarters 2018: The increase in segment revenue in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 was primarily due to higher revenue in Avionics from increased F-35 production, and in Electronic Warfare from the F/A-18, F-16 and rotary platforms, partially offset by $28 million lower revenue from the timing of the transition of the United Arab Emirates integrated battle management system program from a start-up to a full capability phase.
The increases in segment gross margin and gross margin percentage in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 were primarily due to the same reasons as noted above regarding this segment for the second quarters of fiscal 2019 and 2018. The increases in segment ESA expenses and comparability of segment ESA percentage in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 were primarily due to increased investment in R&D and higher bid and proposal costs.
The increases in segment operating income and segment operating margin percentage in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 reflected the combined effects of the items discussed above regarding this segment for the first two quarters of fiscal 2019 and 2018.

Space and Intelligence Systems Segment

	Quarter Ended			Two Quarters Ended
	December 28, 2018	December 29, 2017	% Inc/(Dec)	December 28, 2018	December 29, 2017	% Inc/(Dec)

	(Dollars in millions)
Revenue	$513	$462	11%	$1,001	$928	8%
Cost of product sales and services	(347)	(315)	10%	(676)	(629)	7%
Gross margin	166	147	13%	325	299	9%
% of revenue	32%	32%		32%	32%
ESA expenses	(74)	(67)	10%	(147)	(132)	11%
% of revenue	14%	15%		15%	14%
Segment operating income	$92	$80	15%	$178	$167	7%
% of revenue	18%	17%		18%	18%
Second Quarter 2019 Compared With Second Quarter 2018: The increase in segment revenue in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 was primarily due to $59 million of higher revenue from classified programs, reflecting growth from small satellite, exquisite systems and ground-based adjacencies, partially offset by lower revenue from environmental programs.
The increase in segment gross margin in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 was primarily due to higher segment revenue. Segment gross margin percentage in the second quarter of fiscal 2019 was comparable with the second quarter of fiscal 2018. The increase in segment ESA expenses in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 was primarily due to increased investment in R&D and higher selling costs. Segment ESA percentage decreased in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 due to management of expenses on higher revenue.
The increases in segment operating income and segment operating margin percentage in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 reflected the combined effects of the items discussed above regarding this segment.
First Two Quarters 2019 Compared With First Two Quarters 2018: The increase in segment revenue in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 was primarily due to $91 million of higher revenue from classified programs, partially offset by lower revenue from environmental programs.
The increase in segment gross margin in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 was primarily due to higher segment revenue. Segment gross margin percentage in the first two quarters of fiscal 2019 was comparable with the first two quarters of fiscal 2018. The increases in segment ESA expenses and ESA percentage in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 were primarily due to increased investment in R&D and higher selling costs.
The increase in segment operating income in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 and comparability of segment operating margin percentage reflected the combined effects of the items discussed above regarding this segment for the first two quarters of fiscal 2019 and 2018.
Unallocated Corporate Expense

	Quarter Ended			Two Quarters Ended
	December 28, 2018	December 29, 2017	% Inc/(Dec)	December 28, 2018	December 29, 2017	% Inc/(Dec)

	(Dollars in millions)
Unallocated corporate expense and corporate eliminations	$32	$29	10%	$48	$46	4%
Amortization of intangible assets from Exelis acquisition	26	25	4%	51	50	2%
Second Quarter 2019 Compared With Second Quarter 2018: The increase in unallocated corporate expense in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 was primarily due to $13 million of L3 merger-related transaction and integration costs and the timing of other expense accruals in the second quarter of fiscal 2019, partially offset by a $12 million adjustment for deferred compensation in the second quarter of fiscal 2018.
First Two Quarters 2019 Compared With First Two Quarters 2018: The increase in unallocated corporate expense in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 was primarily due to the same reasons as noted above regarding the second quarters of fiscal 2019 and 2018.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Two Quarters Ended
	December 28, 2018	December 29, 2017

	(In millions)
Net cash provided by operating activities	$469	$373
Net cash used in investing activities	(67)	(45)
Net cash used in financing activities	(342)	(394)
Effect of exchange rate changes on cash and cash equivalents	(5)	4
Net increase (decrease) in cash and cash equivalents	55	(62)
Cash and cash equivalents, beginning of year	288	484
Cash and cash equivalents, end of quarter	$343	$422
Cash and cash equivalents: The $55 million net increase in cash and cash equivalents from the end of fiscal 2018 to the end of the second quarter of fiscal 2019 was primarily due to:

•	$469 million of net cash provided by operating activities; and

•	$23 million of net proceeds from borrowings (primarily under our commercial paper program); partially offset by

•	$200 million used to repurchase shares of our common stock;

•	$163 million used to pay cash dividends; and

•	$67 million used for additions of property, plant and equipment.
The $62 million net decrease in cash and cash equivalents from the end of fiscal 2017 to the end of the second quarter of fiscal 2018 was primarily due to:

•	$373 million of net cash provided by operating activities; and

•	$18 million in proceeds from exercises of employee stock options; more than offset by

•	$150 million used to repurchase shares of our common stock;

•	$137 million used to pay cash dividends;

•
$115 million of net repayments of borrowings, which included repayment in full of the remaining $253 million in outstanding indebtedness under the 5-year tranche of our variable-rate term loans due May 29, 2020, repayment of $75 million of short-term debt outstanding under our commercial paper program; partially offset by $250 million of proceeds from our issuance and sale of floating rate notes due April 2020; and

•	$43 million used for additions of property, plant and equipment.
At December 28, 2018, we had cash and cash equivalents of $343 million, and we have a senior unsecured $1 billion revolving credit facility that expires in June 2023 (of which $900 million was available to us as of December 28, 2018, as a result of $100 million of short-term debt outstanding under our commercial paper program). Additionally, we had $3.7 billion of long-term debt outstanding at December 28, 2018, the majority of which we incurred in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note 13: “Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2017-2018 Update 8-K. Our $343 million of cash and cash equivalents at December 28, 2018 included $125 million held by our foreign subsidiaries, of which $59 million was considered permanently reinvested. Determining the future tax cost of repatriating such funds to the U.S. is not practical at this time, because the cost impact of the rules regarding the netting of earnings of related foreign subsidiaries is subject to clarification. However, we have no current plans to repatriate such funds.
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facility, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties (including the recent, or any potential successive, U.S. Government shutdown) and the state of global commerce and financial uncertainty.
We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next 12 months and the reasonably foreseeable future thereafter. Our total capital expenditures in fiscal 2019 are expected to be approximately $170 million. We anticipate tax payments in fiscal 2019 to be less than our tax expense for the same period. Other than those cash outlays noted in “Contractual Obligations” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2017-2018 Update 8-K (including repayment at maturity of the entire $300 million principal amount of our Floating Rate Notes due February 27, 2019) and “Commercial Commitments and Contractual Obligations” below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase program and payments associated with our pending merger with L3 (including transaction and integration costs), we do not anticipate any significant cash outlays during the remainder of fiscal 2019.
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
Net cash provided by operating activities: The $96 million increase in net cash provided by operating activities in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 was primarily due to the impact of $148 million of higher net income, a $69 million decrease in cash used to fund working capital, reflecting an increase in the receipt of advance payments and the timing of contractual billing milestones, and a $40 million decrease in cash used for matching contributions to defined contribution plans, partially offset by an increase in income taxes paid.
Net cash used in investing activities: The $22 million increase in net cash used in investing activities in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 was primarily due to a $24 million increase in cash used for net additions of property, plant and equipment.
Net cash used in financing activities: The $52 million decrease in net cash used in financing activities in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 was primarily due to a $23 million of net proceeds from borrowings (primarily under our commercial paper program) in the first two quarters of fiscal 2019 versus $115 million of net repayments of borrowings in the first two quarters of fiscal 2018, partially offset by a $50 million increase in cash used to repurchase shares of our common stock under our share repurchase program and $26 million more used to pay cash dividends.
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
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $635 million at December 28, 2018. See Note 14: “Pension and Other Postretirement Benefits” in our Notes to Consolidated Financial Statements in our Fiscal 2017-2018 Update 8-K and Note J — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the first two quarters of fiscal 2019, we used $200 million to repurchase 1,219,750 shares of our common stock under our repurchase program at an average price per share of $163.99, including commissions of $.02 per share. During the first two quarters of fiscal 2018, we used $150 million to repurchase 1,153,811 shares of our common stock under our repurchase program at an average price per share of $130.10, including commissions of $.02 per share. In the first two quarters of fiscal 2019 and fiscal 2018, $19 million and $10 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares purchased by us are cancelled and retired.
As of December 28, 2018, we had a remaining, unused authorization of approximately $501 million under our repurchase program, which does not have an expiration date. Repurchases under our repurchase program are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Pursuant to the Merger Agreement, we will not make repurchases of our common stock at least until after closing of the pending merger, without L3’s consent. Additional information regarding our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
Capital Structure and Resources
2018 Credit Agreement: We have a $1 billion, 5-year senior unsecured revolving credit facility (the “2018 Credit Facility”) under a Revolving Credit Agreement (the “2018 Credit Agreement”) entered into on June 26, 2018 with a syndicate of lenders. For a description of the 2018 Credit Facility and the 2018 Credit Agreement, see Note 12: “Credit Arrangements” in our Notes to Consolidated Financial Statements in our Fiscal 2017-2018 Update 8-K.
We were in compliance with the covenants in the 2018 Credit Agreement at December 28, 2018, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2018 Credit Agreement, to be greater than 0.65 to 1.00. At December 28, 2018, we had no borrowings outstanding under the 2018 Credit Agreement but we had $100 million in borrowings outstanding under our commercial paper program that was supported by the 2018 Credit Facility.
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note 13: “Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2017-2018 Update 8-K.
Short-Term Debt: Our short-term debt at December 28, 2018 and June 29, 2018 was $103 million and $78 million, respectively. Our short-term debt at December 28, 2018 and June 29, 2018 consisted of commercial paper and local borrowing by international subsidiaries for working capital needs. Our commercial paper program was supported at December 28, 2018 and June 29, 2018 by the 2018 Credit Facility.
Other Agreements: We have a RSA with a third-party financial institution that permits us to sell, on a non-recourse basis, up to $50 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. The impact to net cash from operating activities from these transactions was not material in the first two quarters of fiscal 2019 and 2018.

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

As of December 28, 2018, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of December 28, 2018, we did not have material financial guarantees or other contractual commitments that we believe are reasonably likely to adversely affect our financial condition, results of operations or cash flows, and we were not a party to any related party transactions that materially affect our financial condition, results of operations or cash flows.
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
Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal 2017-2018 Update 8-K include our contractual obligations and commercial commitments. Except for changes in our short-term debt as described under “Capital Structure and Resources” in this MD&A, no material changes occurred during the first two quarters of fiscal 2019 in our contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases or our commercial commitments, or in our contingent liabilities on outstanding surety bonds, standby letters of credit or other arrangements as disclosed in our Fiscal 2017-2018 Update 8-K.
In connection with the Merger Agreement and the transactions contemplated thereby, we have a contractual obligation to issue 1.30 shares of our common stock for each share of L3 common stock outstanding at closing of the pending merger, and we expect to incur other expenses, such as transaction costs, other payments required as a result of the merger and integration and post-closing restructuring costs. See Note S — Pending Merger in the Notes for further information. In addition, we may have obligations under other contractual arrangements that are accelerated or otherwise impacted as a result of the merger.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with GAAP. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and backlog as well as disclosures of contingent assets and liabilities. Actual results may differ from our estimates. These estimates and assumptions are affected by the application of our accounting policies. Effective June 30, 2018, we adopted ASC 606, a new revenue recognition standard under which revenue is recognized as control transfers to the customer. The guidance in this standard is principles-based, and, consequently, entities are required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. Under ASC 606, revenue for our contracts is generally recognized over time using the cost-to-cost method, which is consistent with the revenue recognition model we used for the majority of our contracts prior to the adoption of this standard. In most cases, the accounting for contracts where we previously recognized revenue as units were delivered has changed under ASC 606 such that we now recognize revenue as costs are incurred. In addition, for certain of our contracts, there is a change in the number of performance obligations under ASC 606, which has altered the timing of revenue and margin recognition. Refer to Note 1 — “Significant Accounting Policies” in our Notes to Consolidated Financial Statements in our Fiscal 2017-2018 Update 8-K for a description of our updated revenue recognition accounting policies and other significant accounting policies updated in connection with our adoption of ASC 606, as well as for all other significant accounting policies. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on contracts and contract estimates (discussed in greater detail in the following paragraphs), (ii) postretirement benefit plans, (iii) provisions for excess and obsolete inventory losses, (iv) impairment testing of goodwill, and (v) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2017-2018 Update 8-K.

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
EAC adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended		Two Quarters Ended
	December 28, 2018	December 29, 2017	December 28, 2018	December 29, 2017

	(In millions)
Favorable adjustments	$40	$32	$68	$64
Unfavorable adjustments	(38)	(48)	(69)	(75)
Net operating income adjustments	$2	$(16)	$(1)	$(11)
Second Quarter 2019 Compared With Second Quarter 2018: The decrease in net impact to operating income due to EAC adjustments in the second quarter of fiscal 2019 compared with the second quarter of fiscal 2018 was primarily due to a $15 million adjustment for growth in EAC costs on a mission networks infrastructure development program in the second quarter of fiscal 2018.
First Two Quarters 2019 Compared With First Two Quarters 2018: The decrease in net impact to operating income due to EAC adjustments in the first two quarters of fiscal 2019 compared with the first two quarters of fiscal 2018 was primarily due to the same reasons as noted above regarding the second quarters of fiscal 2019 and 2018.
We also recognize revenue from contracts with multiple performance obligations. For these contracts, we allocate the transaction price to each performance obligation based on the relative standalone selling price of the good or service underlying each performance obligation. The standalone selling price represents the amount for which we would sell the good or service to a customer on a standalone basis (i.e., not sold as bundled sale with any other products or services). The allocation of transaction price among separate performance obligations may impact the timing of revenue recognition but will not change the total revenue recognized on the contract. Our contracts with the U.S. Government, including foreign military sales contracts, are subject to the Federal Acquisition Regulations and the prices of our contract deliverables are typically based on our estimated or actual costs plus a reasonable profit margin. As a result, the standalone selling prices of the goods and services in these contracts are typically equal to the selling prices stated in the contract, thereby eliminating the need to allocate (or reallocate) the transaction price to the multiple performance obligations. In our non-U.S. Government contracts, we also generally use the expected cost plus a margin approach to determine standalone selling price. In addition, we determine standalone selling price for certain contracts that are commercial in nature based on observable selling prices. In determining the appropriate margin under the cost plus margin approach, we consider historical margins on similar products sold to similar customers or within similar geographies where objective evidence is available. We may also consider our cost structure and pricing objectives, the nature of the proposal, the effects of customization of pricing, our practices used to establish pricing of bundled products, the expected technological life of the product, margins earned on similar contracts with different customers and other factors to determine the appropriate margin.
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
Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at December 28, 2018 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note N — Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates: As of December 28, 2018, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at December 28, 2018 would not have had a material impact on the fair value of these obligations. Additionally, there is no interest-rate risk associated with these obligations on our results of operations or cash flows, because the interest rates are fixed and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.
As of December 28, 2018, we also had long-term variable-rate debt obligations of $550 million, comprised of $250 million of Floating Rate Notes due April 30, 2020, and $300 million of Floating Rate Notes due February 27, 2019. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these debt obligations at December 28, 2018 would not have had a material impact on our results of operations or cash flows. See Note 13: “Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2017-2018 Update 8-K for further information.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the second quarter of fiscal 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the second quarter of fiscal 2019 our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. We are continuing our implementation of a new income tax provision software designed to enhance process stability and further facilitate the computation and recording of tax provisions for our U.S. and international entities. We are also continuing the multi-year, phased implementation of a new core enterprise resource planning (“ERP”) system in certain business units, which we expect to reduce the number of ERP systems across the Company and enhance our system of internal control over financial reporting. We expect the initial implementation of the new core ERP system in each affected business unit to involve changes to related processes that are part of our system of internal control over financial reporting and to require testing for effectiveness and potential further changes as implementation progresses. During the first quarter of fiscal 2018, we successfully completed the initial implementation of the new core ERP system in two business units and during the first quarter of fiscal 2019, we completed the implementation of the new core ERP system in two additional business units. Other than the system and related process changes described above, there have been no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
General. From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At December 28, 2018, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 28, 2018 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
Merger Litigation. As described in Note R — Legal Proceedings and Contingencies in the Notes, in connection with our pending merger with L3 (see Note S — Pending Merger in the Notes for additional information), two putative class action lawsuits and one individual lawsuit were filed against the L3 Parties in the U.S. District Court for the Southern District of New York between December 19, 2018 and January 15, 2019, and a third putative class action lawsuit, Kent v. L3 Technologies, Inc., et al., was filed against the L3 Parties and the Harris Parties in the U.S. District Court for the District of Delaware on January 4, 2019. The complaints in the lawsuits contain substantially similar allegations contending, among other things, that the registration statement on Form S-4 in support of the pending merger misstates or fails to disclose certain allegedly material information in violation of federal securities laws. The complaint in the Kent lawsuit further alleges that the Harris Parties are liable for these violations as “controlling persons” of L3 within the meaning of federal securities laws. The complaints in all four lawsuits generally seek injunctive relief enjoining the merger, damages and costs, among other remedies. Additional lawsuits in connection with the merger may be filed in the future. Although the ultimate resolution of these lawsuits cannot be predicted with certainty, and an adverse ruling in any such lawsuit may cause the merger to be delayed or not to be completed, which could cause us not to realize some or all of the anticipated benefits of the merger, we believe that these lawsuits are without merit and intend to defend vigorously against them and any other lawsuits challenging the pending merger. Therefore, at this time, we do not believe the ultimate resolution of these lawsuits will have a material adverse effect on us or the merger.
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
In addition to the risk factors previously disclosed in our Fiscal 2018 Form 10-K, the following are risks related to our pending all-stock merger of equals with L3, which is discussed in Note S — Pending Merger in the Notes:

•	Because the exchange ratio is fixed and will not be adjusted in the event of any change in either our or L3’s stock price, the value of the shares of the combined company is uncertain.

•
The market price for shares of common stock of the combined company following the completion of the merger may be affected by factors different from, or in addition to, those that historically have affected or currently affect the market prices of shares of our common stock and L3 common stock.

•	The shares of common stock of the combined company to be received by L3 stockholders as a result of the merger will have rights different from the shares of L3 common stock.

•	Our stockholders and L3 stockholders will each have reduced ownership and voting interest in and will exercise less influence over management of the combined company.

•
Until the completion of the merger or the termination of the merger agreement in accordance with its terms, we and L3 are each prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us or L3 and our respective stockholders.

•	Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the merger.

•
We and L3 must obtain certain regulatory approvals and clearances to consummate the merger, which, if delayed, not granted or granted with unacceptable conditions, could prevent, substantially delay or impair consummation of the merger, result in additional expenditures of money and resources or reduce the anticipated benefits of the merger.

•	Failure to attract, motivate and retain executives and other key employees could diminish the anticipated benefits of the merger.

•
The merger, including uncertainty regarding the merger, may cause customers, suppliers or strategic partners to delay or defer decisions concerning us and L3 and adversely affect each company’s ability to effectively manage their respective businesses.

•	The opinions rendered to us and L3 from our respective financial advisors will not reflect changes in circumstances between the dates of such opinions and the completion of the merger.

•
Whether or not the merger is completed, the announcement and pendency of the merger could cause disruptions in the businesses of us and L3, which could have an adverse effect on our respective businesses and financial results.

•	The merger agreement may be terminated in accordance with its terms and the merger may not be consummated.

•	The termination of the merger agreement could negatively impact us or L3.

•	The directors and executive officers of us and L3 have interests and arrangements that may be different from, or in addition to, those of our and L3 stockholders generally.

•	We or L3 may waive one or more of the closing conditions without re-soliciting stockholder approval.

•	The merger agreement contains provisions that could discourage a potential competing acquirer that might be willing to pay more to acquire or merge with either us or L3.

•	We and L3 each will incur significant transaction, merger-related and restructuring costs in connection with the merger.

•	Our stockholders and L3 stockholders will not be entitled to appraisal rights in the merger.

•	Litigation filed against the L3 Parties and the Harris Parties could prevent or delay the consummation of the merger or result in the payment of damages following completion of the merger.

•	The failure to successfully combine the businesses of us and L3 may adversely affect the combined company’s future results.

•
The combined company may not be able to retain customers or suppliers or customers or suppliers may seek to modify contractual obligations with the combined company, which could have an adverse effect on the combined company’s business and operations.

•	The combined company may be exposed to increased litigation, which could have an adverse effect on the combined company’s business and operations.

•
Combining the businesses of us and L3 may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated benefits of the merger, which may adversely affect the combined company’s business results and negatively affect the value of the common stock of the combined company following the merger.

•	The failure to integrate successfully the businesses and operations of us and L3 in the expected time frame may adversely affect the combined company’s future results.

•
Our and L3’s unaudited prospective financial information is inherently subject to uncertainties, the unaudited pro forma financial data included in our Form S-4 registration statement related to the proposed merger is preliminary and the combined company’s actual financial position and results of operations after the merger may differ materially from those estimates and the unaudited pro forma financial data included in such registration statement. Specifically, the unaudited pro forma combined financial data does not reflect the effect of any divestitures that may be required in connection with the merger.

•
The revenue of the combined company will depend on our and L3’s ability to maintain certain levels of government business. The loss of contracts with U.S. and non-U.S. government agencies could adversely affect the combined company’s revenue.

•	Third parties may terminate or alter existing contracts or relationships with us or L3.

•	The combined company may be unable to retain our and L3 personnel successfully after the merger is completed.

•	The combined company’s debt may limit its financial flexibility.

•	Declaration, payment and amounts of dividends, if any, distributed to stockholders of the combined company will be uncertain.
These risks are discussed more fully in the registration statement on Form S-4 we filed with the SEC on December 14, 2018 that includes our and L3’s joint proxy statement that also constitutes our prospectus. Although the registration statement has not yet been declared effective, we urge you to read it and any amendments and supplements thereto, because they contain important information about the pending merger, including relevant risk factors.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the second quarter of fiscal 2019, we did not repurchase any shares of our common stock under our repurchase program. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the second quarter of fiscal 2019:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(September 29, 2018-October 26, 2018)
Repurchase program(1)	—	—	—	$501,279,637
Employee transactions(2)	1,973	$165.57	—	—
Month No. 2
(October 27, 2018-November 23, 2018)
Repurchase program(1)	—	—	—	$501,279,637
Employee transactions(2)	9,443	$147.96	—	—
Month No. 3
(November 24, 2018-December 28, 2018)
Repurchase program(1)	—	—	—	$501,279,637
Employee transactions(2)	6,580	$137.86	—	—
Total	17,996		—	$501,279,637

*	Periods represent our fiscal months.

(1)
On February 2, 2017, we announced that on January 26, 2017, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of December 28, 2018, $501,279,637 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our repurchase program, which does not have a stated expiration date.

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

Sales of Unregistered Equity Securities
During the second quarter of fiscal 2019, we did not issue or sell any unregistered equity securities.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
Not Applicable.

Item 6. Exhibits.
EXHIBIT INDEX
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(2.1)
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

(10)	*Employment Agreement Amendment, dated October 12, 2018, by and between Harris Corporation and William M. Brown.
(12)	Computation of Ratio of Earnings to Fixed Charges.
(15)	Letter Regarding Unaudited Interim Financial Information.
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)	Section 1350 Certification of Chief Executive Officer.
(32.2)	Section 1350 Certification of Chief Financial Officer.
(101.INS)	XBRL Instance Document.
(101.SCH)	XBRL Taxonomy Extension Schema Document.
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
_______________

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION
(Registrant)

Date: January 30, 2019	By:	/s/ Rahul Ghai
Rahul Ghai
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)