Form 10-Q
period 2019-03-29
HARRIS CORP /DE/
filed 2019-05-02
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2019
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

No changes
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	HRS	New York Stock Exchange
Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                         ☑   Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).                                                     ☑  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s common stock as of April 26, 2019 was 118,125,597 shares.

HARRIS CORPORATION
FORM 10-Q
For the Quarter Ended March 29, 2019

This Quarterly Report on Form 10-Q contains trademarks, service marks and registered marks of Harris Corporation and its subsidiaries.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018

	(In millions, except per share amounts)
Revenue from product sales and services	$1,728	$1,562	$4,936	$4,507
Cost of product sales and services	(1,139)	(1,028)	(3,244)	(2,969)
Engineering, selling and administrative expenses	(310)	(331)	(893)	(890)
Non-operating income	46	46	140	136
Interest income	1	—	2	1
Interest expense	(43)	(41)	(130)	(124)
Income from continuing operations before income taxes	283	208	811	661
Income taxes	(40)	(10)	(127)	(167)
Income from continuing operations	243	198	684	494
Discontinued operations, net of income taxes	—	(2)	(3)	(8)
Net income	$243	$196	$681	$486

Net income per common share
Basic
Continuing operations	$2.06	$1.66	$5.79	$4.15
Discontinued operations	—	(0.01)	(0.02)	(0.07)
	$2.06	$1.65	$5.77	$4.08
Diluted
Continuing operations	$2.02	$1.63	$5.67	$4.07
Discontinued operations	—	(0.01)	(0.02)	(0.07)
	$2.02	$1.62	$5.65	$4.00

Basic weighted average common shares outstanding	117.9	118.4	117.9	118.7
Diluted weighted average common shares outstanding	120.3	121.0	120.3	121.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018

	(In millions)
Net income	$243	$196	$681	$486
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	3	5	(5)	26
Net unrealized gain (loss) on hedging derivatives, net of income taxes	(8)	—	(7)	1
Net unrecognized loss on postretirement obligations, net of income taxes	(1)	—	(3)	—
Other comprehensive income (loss), net of income taxes	(6)	5	(15)	27
Total comprehensive income	$237	$201	$666	$513

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	March 29, 2019	June 29, 2018

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$334	$288
Receivables	453	466
Contract assets	881	782
Inventories	433	411
Income taxes receivable	77	174
Other current assets	107	103
Total current assets	2,285	2,224
Non-current Assets
Property, plant and equipment	904	900
Goodwill	5,371	5,372
Other intangible assets	902	989
Non-current deferred income taxes	91	119
Other non-current assets	239	247
Total non-current assets	7,507	7,627
	$9,792	$9,851
Liabilities and Equity
Current Liabilities
Short-term debt	$103	$78
Accounts payable	523	622
Contract liabilities	466	372
Compensation and benefits	176	142
Other accrued items	316	317
Income taxes payable	16	15
Current portion of long-term debt, net	6	304
Total current liabilities	1,606	1,850
Non-current Liabilities
Defined benefit plans	601	714
Long-term debt, net	3,412	3,408
Non-current deferred income taxes	59	79
Other long-term liabilities	507	522
Total non-current liabilities	4,579	4,723
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 118,072,477 shares at March 29, 2019 and 118,280,120 shares at June 29, 2018	118	118
Other capital	1,720	1,714
Retained earnings	1,986	1,648
Accumulated other comprehensive loss	(217)	(202)
Total shareholders’ equity	3,607	3,278
	$9,792	$9,851
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
	March 29, 2019	March 30, 2018

	(In millions)
Operating Activities
Net income	$681	$486
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	87	87
Depreciation and other amortization	106	105
Share-based compensation	107	50
Qualified pension plan contributions	—	(301)
Pension income	(102)	(101)
(Increase) decrease in:
Accounts receivable	13	(94)
Contract assets	(99)	(110)
Inventories	(22)	(36)
Increase (decrease) in:
Accounts payable	(99)	(46)
Contract liabilities	94	58
Income taxes	117	148
Other	(9)	(16)
Net cash provided by operating activities	874	230
Investing Activities
Additions of property, plant and equipment	(104)	(79)
Adjustment to proceeds from sale of business	—	(2)
Net cash used in investing activities	(104)	(81)
Financing Activities
Proceeds from borrowings	25	552
Repayments of borrowings	(303)	(367)
Proceeds from exercises of employee stock options	24	31
Repurchases of common stock	(200)	(197)
Cash dividends	(244)	(205)
Other financing activities	(24)	(10)
Net cash used in financing activities	(722)	(196)
Effect of exchange rate changes on cash and cash equivalents	(2)	6
Net increase (decrease) in cash and cash equivalents	46	(41)
Cash and cash equivalents, beginning of year	288	484
Cash and cash equivalents, end of quarter	$334	$443
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

HARRIS CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity

	(In millions, except per share amounts)
Balance at June 29, 2018	$118	$1,714	$1,648	$(202)	$3,278
Net income	—	—	213	—	213
Shares issued under stock incentive plans	1	15	—	—	16
Shares issued under defined contribution plans	—	23	—	—	23
Share-based compensation expense	—	14	—	—	14
Repurchases and retirement of common stock	(1)	(118)	(99)	—	(218)
Cash dividends ($.685 per share)	—	—	(82)	—	(82)
Balance at September 28, 2018	118	1,648	1,680	(202)	3,244
Net income	—	—	225	—	225
Other comprehensive income	—	—	—	(9)	(9)
Shares issued under stock incentive plans	—	2	—	—	2
Shares issued under defined contribution plans	—	17	—	—	17
Share-based compensation expense	—	15	—	—	15
Repurchases and retirement of common stock	—	(1)	—	—	(1)
Cash dividends ($.685 per share)	—	—	(81)	—	(81)
Balance at December 28, 2018	118	1,681	1,824	(211)	3,412
Net income	—	—	243	—	243
Other comprehensive income	—	—	—	(6)	(6)
Shares issued under stock incentive plans	—	7	—	—	7
Shares issued under defined contribution plans	—	23	—	—	23
Share-based compensation expense	—	14	—	—	14
Repurchases and retirement of common stock	—	(5)	—	—	(5)
Cash dividends ($.685 per share)	—	—	(81)	—	(81)
Balance at March 29, 2019	$118	$1,720	$1,986	$(217)	$3,607

Balance at June 30, 2017	$120	$1,741	$1,318	$(276)	$2,903
Net income	—	—	159	—	159
Other comprehensive income	—	—	—	26	26
Shares issued under stock incentive plans	—	14	—	—	14
Share-based compensation expense	—	11	—	—	11
Repurchases and retirement of common stock	(1)	(73)	(48)	—	(122)
Forward contract component of accelerated share repurchase	—	38	—	—	38
Cash dividends ($.570 per share)	—	—	(69)	—	(69)
Balance at September 29, 2017	119	1,731	1,360	(250)	2,960
Net income	—	—	131	—	131
Other comprehensive income	—	—	—	(4)	(4)
Shares issued under stock incentive plans	—	4	—	—	4
Share-based compensation expense	—	12	—	—	12
Repurchases and retirement of common stock	—	(42)	(34)	—	(76)
Cash dividends ($.570 per share)	—	—	(68)	—	(68)
Balance at December 29, 2017	119	1,705	1,389	(254)	2,959
Net income	—	—	196	—	196
Other comprehensive income	—	—	—	5	5
Shares issued under stock incentive plans	1	11	—	—	12
Shares issued under defined contribution plans	—	13	—	—	13
Share-based compensation expense	—	12	—	—	12
Repurchases and retirement of common stock	(1)	(17)	(14)	—	(32)
Cash dividends ($.570 per share)	—	—	(68)	—	(68)
Balance at March 30, 2018	$119	$1,724	$1,503	$(249)	$3,097

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of Harris Corporation and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “Harris,” “Company,” “we,” “our” and “us” refer to Harris Corporation and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and equity in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations and cash flows for the periods presented therein. The results for the quarter and three quarters ended March 29, 2019 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at June 29, 2018 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 29, 2018 (our “Fiscal 2018 Form 10-K”) and in our Current Report on Form 8-K filed with the SEC on December 13, 2018 (our “Fiscal 2017-2018 Update 8-K”), which updated and superseded historical fiscal 2018 and fiscal 2017 financial information contained in Item 7, Item 8 and certain other Items in our Fiscal 2018 Form 10-K to reflect the impact for those two fiscal years of retrospective application of Accounting Standards Update (“ASU”) 2014-09, Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (Topic 606), as amended (“ASC 606”), and ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”), each of which we adopted effective June 30, 2018. See “Adoption of New Accounting Standards” below in this Note A for additional information.
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

The following table summarizes the effect of adopting ASC 606 and ASU 2017-07 on our previously reported Condensed Consolidated Statement of Income (Unaudited) for the quarter and three quarters ended March 30, 2018:

	Quarter Ended March 30, 2018
	Previously Reported	Effect of Adopting ASC 606	Effect of Adopting ASU 2017-07	Currently Reported

	(In millions, except per share amounts)
Revenue from product sales and services	$1,568	$(6)	$—	$1,562
Cost of product sales and services	(994)	3	(37)	(1,028)
Engineering, selling and administrative expenses	(318)	(4)	(9)	(331)
Non-operating income	—	—	46	46
Interest expense	(41)	—	—	(41)
Income from continuing operations before income taxes	215	(7)	—	208
Income taxes	(12)	2	—	(10)
Income from continuing operations	203	(5)	—	198
Discontinued operations, net of income taxes	(2)	—	—	(2)
Net income	$201	$(5)	$—	$196

Net income per common share
Basic
Continuing operations	$1.71	$(0.05)	$—	$1.66
Discontinued operations	(0.01)	—	—	(0.01)
	$1.70	$(0.05)	$—	$1.65
Diluted
Continuing operations	$1.67	$(0.04)	$—	$1.63
Discontinued operations	(0.01)	—	—	(0.01)
	$1.66	$(0.04)	$—	$1.62

	Three Quarters Ended March 30, 2018
	Previously Reported	Effect of Adopting ASC 606	Effect of Adopting ASU 2017-07	Currently Reported

	(In millions, except per share amounts)
Revenue from product sales and services	$4,516	$(9)	$—	$4,507
Cost of product sales and services	(2,866)	7	(110)	(2,969)
Engineering, selling and administrative expenses	(850)	(12)	(28)	(890)
Non-operating income (loss)	(2)	—	138	136
Interest income	1	—	—	1
Interest expense	(124)	—	—	(124)
Income from continuing operations before income taxes	675	(14)	—	661
Income taxes	(166)	(1)	—	(167)
Income from continuing operations	509	(15)	—	494
Discontinued operations, net of income taxes	(8)	—	—	(8)
Net income	$501	$(15)	$—	$486

Net income per common share
Basic
Continuing operations	$4.28	$(0.13)	$—	$4.15
Discontinued operations	(0.07)	—	—	(0.07)
	$4.21	$(0.13)	$—	$4.08
Diluted
Continuing operations	$4.19	$(0.12)	$—	$4.07
Discontinued operations	(0.06)	(0.01)	—	(0.07)
	$4.13	$(0.13)	$—	$4.00

The following table presents the effect of adopting ASC 606 on our previously reported Condensed Consolidated Statement of Cash Flows (Unaudited) for the three quarters ended March 30, 2018:

	Three Quarters Ended March 30, 2018
	Previously Reported	Effect of Adopting ASC 606	Currently Reported

	(In millions, except shares)
Net income	$501	$(15)	$486
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles(1)	87	—	87
Depreciation and other amortization(1)	105	—	105
Share-based compensation	50	—	50
Qualified pension plan contributions	(301)	—	(301)
Pension income	(101)	—	(101)
(Increase) decrease in:
Accounts receivable	(120)	26	(94)
Contract assets	—	(110)	(110)
Inventories	(122)	86	(36)
Increase (decrease) in:
Accounts payable	(46)	—	(46)
Advance payments and unearned income	45	(45)	—
Contract liabilities	—	58	58
Income taxes	146	2	148
Other	(14)	(2)	(16)
Net cash provided by operating activities	$230	$—	$230
_______________

(1)
“Amortization of acquisition-related intangibles” includes amortization of non-Exelis Inc. acquisition-related intangibles, which was previously included in the “Depreciation and amortization” line item in our Condensed Consolidated Statement of Cash Flows (Unaudited) in our Form 10-Q for the quarter ended March 30, 2018.

Accounting Standards Issued But Not Yet Effective
In February 2016, the Financial Accounting Standards Board issued a new lease standard that supersedes existing lease guidance under GAAP. This standard requires, among other things, the recognition of right-of-use assets and liabilities on the balance sheet for most lease arrangements and disclosure of certain information about leasing arrangements. The new standard currently allows two transition methods with certain practical expedients available. Companies may elect to use the modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements or to initially apply this standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. This standard is effective for fiscal years, and interim reporting periods within those years, beginning after December 15, 2018, which for us is our fiscal 2020.
We expect to adopt the new lease standard on June 29, 2019 by applying the standard at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings. We also intend to elect the package of practical expedients permitted by the standard, which, among other things, allows us to carry forward the historical lease classification. The majority of our current lease arrangements are classified as operating leases under existing GAAP lease guidance, and we expect they will continue to be classified as operating leases under the new standard. We have made progress in executing our implementation plan, including identifying our lease population. We are in the process of implementing a new lease management software tool as well as new processes and controls. Once we have configured the new lease management tool and have accumulated compatible lease data, we expect to measure the right-of-use assets and liabilities for leases in effect at the adoption date, which could be material. We do not expect that the adoption of this standard will have a material impact on our results of operations or cash flows.

Note B — Stock Options and Other Share-Based Compensation
During the three quarters ended March 29, 2019, we had options or other share-based compensation outstanding under two shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”). Grants of share-based awards after October 23, 2015 were made under our 2015 EIP. We believe that share-based awards more closely align the interests of participants with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs). The compensation cost related to our share-based awards that was charged against income was $14 million and $43 million for the quarter and three quarters ended March 29, 2019, respectively, and $13 million and $37 million for the quarter and three quarters ended March 30, 2018, respectively.
The aggregate number of shares of our common stock that we issued under the terms of our SIPs, net of shares withheld for tax purposes and inclusive of both continuing and discontinued operations, was 147,176 and 596,868 for the quarter and three quarters ended March 29, 2019, respectively, and 207,506 and 606,438 for the quarter and three quarters ended March 30, 2018, respectively. Awards granted to participants under our 2015 EIP during the quarter ended March 29, 2019 consisted of 1,044 restricted shares and restricted units. There were no stock options or performance units granted during the quarter ended March 29, 2019. Awards granted to participants under our 2015 EIP during the three quarters ended March 29, 2019 consisted of 270,963 stock options, 93,802 restricted shares and restricted units and 135,629 performance units. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model and the following assumptions: expected dividend yield of 1.61 percent; expected volatility of 19.87 percent; risk-free interest rates averaging 2.72 percent; and expected term of 5.03 years. The fair value as of the grant date of each restricted share award and restricted unit award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting.
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
In the fourth quarter of fiscal 2018, we recorded a $5 million charge for consolidation of certain Exelis Inc. (collectively with its subsidiaries, “Exelis”) facilities initiated in fiscal 2017. This charge is included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income in our Fiscal 2017-2018 Update 8-K. We had liabilities of $16 million and $27 million at March 29, 2019 and June 29, 2018, respectively, associated with this integration activity and with previous restructuring actions. The majority of the remaining liabilities at March 29, 2019 represent lease obligations associated with exited facilities with remaining terms of five years or less.
Note D — Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive loss are summarized below:

	March 29, 2019	June 29, 2018

	(In millions)
Foreign currency translation, net of income taxes of $2 million at March 29, 2019 and June 29, 2018	$(104)	$(99)
Net unrealized loss on hedging derivatives, net of income taxes of $9 million and $7 million at March 29, 2019 and June 29, 2018, respectively	(27)	(20)
Unrecognized postretirement obligations, net of income taxes of $31 million at March 29, 2019 and $30 million at June 29, 2018, respectively	(86)	(83)
	$(217)	$(202)
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

Accounting Pronouncements” in our Fiscal 2017-2018 Update 8-K for additional information regarding this accounting standards update.
Note E — Receivables
Receivables are summarized below:

	March 29, 2019	June 29, 2018

	(In millions)
Accounts receivable	$455	$468
Less allowances for collection losses	(2)	(2)
	$453	$466

We have a receivables sale agreement (“RSA”) with a third-party financial institution that permits us to sell, on a non-recourse basis, up to $50 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution. Receivables sold pursuant to the RSA meet the requirements for sales accounting under ASC 860, Transfers and Servicing, and, accordingly, are derecognized from our Condensed Consolidated Balance Sheet (Unaudited) at the time of sale. Outstanding accounts receivable sold pursuant to the RSA were not material at March 29, 2019 and June 29, 2018. Impairment losses related to receivables from contracts with customers were not material during the quarter or three quarters ended March 29, 2019 or the quarter or three quarters ended March 30, 2018.
Note F — Contract Assets and Contract Liabilities
Contract assets include unbilled amounts typically resulting from revenue recognized exceeding amounts billed to customers for contracts utilizing the percentage of completion (“POC”) cost-to-cost revenue recognition method. We bill customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries and, in certain arrangements, the customer may withhold payment of a small portion of the contract price until contract completion. Contract liabilities include advance payments and billings in excess of revenue recognized, including deferred revenue associated with extended product warranties. Contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period. The increase in contract liabilities in the three quarters ended March 29, 2019 was primarily due to an increase in the receipt of advance payments and the timing of contractual billing milestones. Changes in contract assets and contract liabilities balances during the quarter and three quarters ended March 29, 2019 were not materially impacted by any factors other than those described above.
Contract assets and contract liabilities are summarized below:

	March 29, 2019	June 29, 2018

	(In millions)
Contract assets	$881	$782
Contract liabilities, current	(466)	(372)
Contract liabilities, non-current(1)	(12)	(7)
Net contract assets	$403	$403
_______________

(1)
Represents the non-current portion of deferred revenue associated with extended product warranties, which is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet (Unaudited).

The components of contract assets are summarized below:

	March 29, 2019	June 29, 2018

	(In millions)
Unbilled contract receivables, gross	$989	$881
Progress payments	(108)	(99)
	$881	$782

Impairment losses related to our contract assets were not material during the quarter or three quarters ended March 29, 2019 or the quarter or three quarters ended March 30, 2018. For the quarter and three quarters ended March 29, 2019, we recognized revenue of $52 million and $259 million, respectively, related to contract liabilities that were outstanding at June 29, 2018. For the quarter and three quarters ended March 30, 2018, we recognized revenue of $24 million and $187 million, respectively, related to contract liabilities that were outstanding at June 30, 2017.

Note G — Inventories
Inventories are summarized below:

	March 29, 2019	June 29, 2018

	(In millions)
Finished products	$89	$91
Work in process	113	121
Raw materials and supplies	231	199
	433	$411

Note H — Property, Plant and Equipment
Property, plant and equipment are summarized below:

	March 29, 2019	June 29, 2018

	(In millions)
Land	$43	$43
Software capitalized for internal use	182	171
Buildings	630	620
Machinery and equipment	1,425	1,349
	2,280	2,183
Less accumulated depreciation and amortization	(1,376)	(1,283)
	$904	$900

Depreciation and amortization expense related to property, plant and equipment was $34 million and $102 million for the quarter and three quarters ended March 29, 2019, respectively, and $33 million and $106 million for the quarter and three quarters ended March 30, 2018, respectively.
Note I — Accrued Warranties
Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited), during the three quarters ended March 29, 2019 were as follows:

(In millions)
Balance at June 29, 2018	$24
Warranty provision for sales	11
Settlements	(8)
Other, including adjustments for foreign currency translation	(1)
Balance at March 29, 2019	$26

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred and are included as a component of the “Contract liabilities” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Deferred revenue associated with extended product warranties was $24 million at March 29, 2019 and $16 million at June 29, 2018.

Note J — Postretirement Benefit Plans
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended March 29, 2019		Three Quarters Ended March 29, 2019
	Pension	Other Benefits	Pension	Other Benefits

	(In millions)
Net periodic benefit income
Service cost	$9	$1	$27	$1
Interest cost	52	2	157	6
Expected return on plan assets	(95)	(4)	(286)	(12)
Amortization of net actuarial gain	—	(2)	—	(5)
Total net periodic benefit income	$(34)	$(3)	$(102)	$(10)

	Quarter Ended March 30, 2018		Three Quarters Ended March 30, 2018
	Pension	Other Benefits	Pension	Other Benefits

	(In millions)
Net periodic benefit income
Service cost	$10	$—	$29	$1
Interest cost	49	1	146	5
Expected return on plan assets	(92)	(4)	(276)	(12)
Amortization of net actuarial gain	—	—	—	(1)
Total net periodic benefit income	$(33)	$(3)	$(101)	$(7)
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
We contributed $301 million to our qualified defined benefit pensions plans during the quarter and three quarters ended March 30, 2018, including a $300 million voluntary contribution to our U.S. qualified defined benefit pension plans in the quarter ended March 30, 2018. As a result of this voluntary contribution as well as a $400 million voluntary contribution made during fiscal 2017, we made no contributions to our U.S. qualified defined benefit pension plans during the quarter and three quarters ended March 29, 2019, and we currently anticipate making no contributions to our U.S. qualified defined benefit pension plans and minor contributions to a non-U.S. pension plan during the remainder of fiscal 2019.
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

Note K — Income From Continuing Operations Per Share
The computations of income from continuing operations per common share are as follows:

	Quarter Ended		Three Quarters Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018

	(In millions, except per share amounts)
Income from continuing operations	$243	$198	$684	$494
Adjustments for participating securities outstanding	(1)	(1)	(1)	(2)
Income from continuing operations used in per basic and diluted common share calculations (A)	$242	$197	$683	$492

Basic weighted average common shares outstanding (B)	117.9	118.4	117.9	118.7
Impact of dilutive share-based awards	2.4	2.6	2.4	2.4
Diluted weighted average common shares outstanding (C)	120.3	121.0	120.3	121.1
Income from continuing operations per basic common share (A)/(B)	$2.06	$1.66	$5.79	$4.15
Income from continuing operations per diluted common share (A)/(C)	$2.02	$1.63	$5.67	$4.07

Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards. Income from continuing operations per diluted common share excludes the antidilutive impact of 265,652 and 275,021 weighted average share-based awards outstanding for the quarter and three quarters ended March 29, 2019, respectively, and 30,670 and 64,554 weighted average share-based awards outstanding for the quarter and three quarters ended March 30, 2018, respectively.
Note L — Income Taxes
On December 22, 2017, H.R.1, also known as the “Tax Cuts and Jobs Act,” was signed into U.S. law (“Tax Act”). Among other provisions, the Tax Act reduced the U.S. statutory corporate income tax rate from a maximum 35 percent to a flat 21 percent, effective January 1, 2018. During the quarter ended December 28, 2018, we completed our accounting for the income tax impact of enactment of the Tax Act, based on prevailing regulations and available information as of December 28, 2018, and there were no material changes from the estimates reported in our Fiscal 2017-2018 Update 8-K. We will continue to monitor additional guidance issued by the Internal Revenue Service.
Effective Tax Rate
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 14.1 percent in the quarter ended March 29, 2019 compared with 4.8 percent in the quarter ended March 30, 2018. In the quarter ended March 29, 2019, our effective tax rate benefited from the favorable impact of excess tax benefits related to equity-based compensation and from favorable adjustments recorded upon the filing of our Federal tax returns. In the quarter ended March 30, 2018, our effective tax rate benefited from a $33 million ($.27 per diluted share) adjustment to the provisional amount recorded in the second quarter of fiscal 2018 to revalue our net deferred tax balances as a result of the Tax Act. Additionally, our effective tax rate for the quarter ended March 30, 2018 benefited from the favorable impact of excess tax benefits related to equity-based compensation.
Our effective tax rate was 15.7 percent in the three quarters ended March 29, 2019 compared with 25.3 percent in the three quarters ended March 30, 2018. In addition to the items noted above for the quarter ended March 29, 2019, our effective tax rate for the three quarters ended March 29, 2019 benefited from a reduction in the deferred tax liability maintained on the basis differences related to the unremitted foreign earnings and an increase in the research and development (“R&D”) credit. Our effective tax rate for the three quarters ended March 30, 2018 was impacted by a $25 million ($.20 per diluted share) write-down of existing net deferred tax asset balances based on the lower tax rates and other tax law changes from the Tax Act, $26 million ($.21 per diluted share) of benefit from the associated impact of our lower estimated fiscal 2018 tax rate, $22 million ( $.18 per diluted share) favorable impact of releasing provisions for uncertain tax positions, the favorable impact of differences in GAAP and tax accounting related to investments and the favorable impact of excess tax benefits related to equity-based compensation.

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
The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at March 29, 2019 and June 29, 2018:

	March 29, 2019			June 29, 2018
	Total	Level 1	Level 2	Total	Level 1	Level 2

	(In millions)
Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$39	$39	$—	$46	$46	$—
Investments measured at NAV:
Equity and fixed income funds	61			63
Corporate-owned life insurance	27			27
Total fair value of deferred compensation plan assets	$127			$136

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$22	$22	$—	$38	$38	$—
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	130			111
Total fair value of deferred compensation plan liabilities	$152			$149
Derivative instruments:(3)
Yield-based treasury lock	$11	$—	$11	$—	$—	$—
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

(3)	See Note N — Derivative Instruments and Hedging Activities in these Notes for additional information.

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	March 29, 2019		June 29, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Long-term debt (including current portion)(1)	$3,418	$3,673	$3,712	$3,848
_______________

(1)
Fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

Note N — Derivative Instruments and Hedging Activities
In the normal course of business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. Additionally, during January 2019, we entered into a yield-based treasury lock agreement with a third-party financial institution counterparty (“treasury lock”) to hedge against fluctuations in interest payments due to changes in the benchmark interest rate (10-year U.S. Treasury rate) associated with our anticipated issuance of long-term fixed-rate notes (“New Notes”) to redeem or repay at maturity the entire $400 million outstanding principal amount of our 2.7% Notes due April 27, 2020 (“2020 Notes”). We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. We recognize all derivatives in our Condensed Consolidated Balance Sheet (Unaudited) at fair value. We do not hold or issue derivatives for speculative trading purposes.
At March 29, 2019, we had open foreign currency forward contracts with an aggregate notional amount of $9 million, of which $5 million were classified as cash flow hedges and $4 million was classified as a fair value hedge. This compares with open foreign currency forward contracts with an aggregate notional amount of $39 million at June 29, 2018, of which $35 million were classified as cash flow hedges and $4 million was classified as a fair value hedge. At March 29, 2019, contract expiration dates ranged from 17 days to approximately 3 months with a weighted average contract life of 2 months.
At March 29, 2019, we also had an open treasury lock agreement with a notional amount of $400 million that was classified as a cash flow hedge.
Exchange-Rate Risk — Fair Value Hedges
We use foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in our Condensed Consolidated Statement of Income (Unaudited). At March 29, 2019, we had an outstanding foreign currency forward contract denominated in the Canadian Dollar to hedge a certain balance sheet item. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the quarter or three quarters ended March 29, 2019 or in the quarter or three quarters ended March 30, 2018. In addition, no amounts were recognized in earnings in the quarter or three quarters ended March 29, 2019 or in the quarter or three quarters ended March 30, 2018 related to hedged firm commitments that no longer qualify as fair value hedges.
Exchange-Rate Risk — Cash Flow Hedges
We use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments and also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. At March 29, 2019, we had outstanding foreign currency forward contracts denominated in British Pounds and the Australian Dollar to hedge certain forecasted transactions. The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in the quarter or three quarters ended March 29, 2019 or in the quarter or three quarters ended March 30, 2018.
Interest-Rate Risk — Cash Flow Hedges
As noted above, in anticipation of the issuance of the New Notes to redeem or repay at maturity the 2020 Notes, we entered into a treasury lock with a notional value of $400 million. We designated the treasury lock as a cash flow hedge against fluctuations in interest payments on the New Notes due to changes in the benchmark interest rate prior to issuance, which we expect to occur between August 2019 and April 2020. If the benchmark interest rate increases during the period of the agreement, the treasury lock position will become an asset and we will receive a cash payment from the counterparty when we terminate the treasury lock upon issuance of the New Notes. Conversely, if the benchmark interest rate decreases, the treasury lock position will become a liability and we will make a cash payment to the counterparty when we terminate the treasury lock upon issuance of the New Notes. The fair value of the treasury lock is measured using a pricing model that utilizes observable market data such as the benchmark interest rate. See Note M — Fair Value Measurements in these Notes for additional information.
At March 29, 2019, the fair value of the treasury lock was a liability of $11 million, which we recorded in the “Other accrued items” line item in our Condensed Consolidated Balance Sheet (Unaudited) with a corresponding unrealized after-tax loss of $8 million in the “Accumulated other comprehensive loss” line item in our Condensed Consolidated Balance Sheet (Unaudited) representing the effective portion of the treasury lock’s change in fair value during the quarter ended March 29, 2019. The ineffective portion of the treasury lock’s change in fair value was immaterial during the quarter ended March 29, 2019.
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
Net EAC adjustments resulting from changes in estimates impacted our operating income favorably by $6 million ($4 million after-tax or $.03 per diluted share) and $5 million ($4 million after-tax or $.03 per diluted share) for the quarter and three quarters ended March 29, 2019, respectively, and unfavorably by $4 million ($3 million after-tax or $.02 per diluted share) and $15 million ($11 million after-tax or $.09 per diluted share) for the quarter and three quarters ended March 30, 2018, respectively. Revenue recognized from performance obligations satisfied in prior periods was $18 million and $34 million for the quarter and three quarters ended March 29, 2019, respectively, and $5 million and $35 million for the quarter and three quarters ended March 30, 2018, respectively.
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
At March 29, 2019, our ending backlog was $8.5 billion. We expect to recognize approximately half of the revenue associated with this backlog within the next twelve months and the substantial majority of the revenue associated with this backlog within the next 3 years.
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

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Quarter Ended		Three Quarters Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018

	(In millions)
Revenue
Communication Systems	$568	$479	$1,577	$1,377
Electronic Systems	649	606	1,855	1,729
Space and Intelligence Systems	514	482	1,515	1,410
Corporate eliminations	(3)	(5)	(11)	(9)
	$1,728	$1,562	$4,936	$4,507
Income From Continuing Operations Before Income Taxes
Segment Operating Income:
Communication Systems	$172	$144	$474	$404
Electronic Systems	123	108	355	314
Space and Intelligence Systems	87	83	265	250
Unallocated corporate expense and corporate eliminations(1)	(56)	(86)	(155)	(182)
Pension adjustment	(47)	(46)	(140)	(138)
Non-operating income	46	46	140	136
Net interest expense	(42)	(41)	(128)	(123)
	$283	$208	$811	$661
_______________

(1)
Unallocated corporate expense and corporate eliminations included: (i) $16 million and $29 million of L3 Technologies, Inc. (“L3”) merger-related transaction and integration costs for the quarter and three quarters ended March 29, 2019, respectively; (ii) $45 million of charges related to our decision to transition and exit a commercial air-to-ground long term evolution (“LTE”) radio communications line of business in the quarter and three quarters ended March 30, 2018; (iii) a $12 million adjustment for deferred compensation in the three quarters ended March 30, 2018; and (iv) $25 million and $76 million of expense in the quarter and three quarters ended March 29, 2019, respectively, compared with $25 million and $75 million of expense in the quarter and three quarters ended March 30, 2018, respectively, for amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis. Because the acquisition of Exelis benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired in the Exelis acquisition was recorded as unallocated corporate expense. Corporate eliminations of intersegment profits were not material in the quarter or three quarters ended March 29, 2019 or the quarter or three quarters ended March 30, 2018.

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

	Quarter Ended		Three Quarters Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018

	(In millions)
Revenue By Geographical Region
United States	$324	$232	$882	$716
International	244	247	695	661
	$568	$479	$1,577	$1,377

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

	Quarter Ended		Three Quarters Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018

	(In millions)
Revenue By Customer Relationship
Prime contractor	$402	$426	$1,195	$1,234
Subcontractor	247	180	660	495
	$649	$606	$1,855	$1,729
Revenue By Contract Type
Fixed-price(1)	$515	$491	$1,501	$1,376
Cost-reimbursable	134	115	354	353
	$649	$606	$1,855	$1,729
Revenue By Geographical Region
United States	$539	$491	$1,503	$1,381
International	110	115	352	348
	$649	$606	$1,855	$1,729
_______________

(1)	Includes revenue derived from time-and-materials contracts.
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

	Quarter Ended		Three Quarters Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018

	(In millions)
Revenue By Customer Relationship
Prime contractor	$355	$353	$1,069	$1,016
Subcontractor	159	129	446	394
	$514	$482	$1,515	$1,410
Revenue By Contract Type
Fixed-price(1)	$173	$140	$533	$383
Cost-reimbursable	341	342	982	1,027
	$514	$482	$1,515	$1,410
Revenue By Geographical Region
United States	$504	$466	$1,480	$1,364
International	10	16	35	46
	$514	$482	$1,515	$1,410
_______________

(1)	Includes revenue derived from time-and-materials contracts.

Total assets by business segment are summarized below:

	March 29, 2019	June 29, 2018

	(In millions)
Total Assets
Communication Systems	$1,562	$1,567
Electronic Systems	4,251	4,174
Space and Intelligence Systems	2,216	2,193
Corporate(1)	1,763	1,917
	$9,792	$9,851
_______________

(1)
Identifiable intangible assets acquired in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Exelis identifiable intangible asset balances recorded as Corporate assets were $898 million and $974 million at March 29, 2019 and June 29, 2018, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan assets and buildings and equipment.

Note R — Legal Proceedings and Contingencies
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At March 29, 2019, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at March 29, 2019 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
Merger Litigation
In connection with our pending merger with L3 (see Note S — Pending Merger in these Notes for additional information), two putative class action lawsuits and one individual lawsuit were filed against L3 and its directors (together, the “L3 Parties”) in the U.S. District Court for the Southern District of New York between December 19, 2018 and January 15, 2019, and a third putative class action lawsuit, Kent v. L3 Technologies, Inc., et al., was filed against the L3 Parties and Harris Corporation and its wholly owned subsidiary, Leopard Merger Sub Inc. (Harris Corporation and Leopard Merger Sub Inc., the “Harris Parties”), in the U.S. District Court for the District of Delaware on January 4, 2019. The complaints in the lawsuits contained substantially similar allegations contending, among other things, that the registration statement on Form S-4 in support of the pending merger misstated or failed to disclose certain allegedly material information in violation of federal securities laws. The complaint in the Kent lawsuit further alleged that the Harris Parties were liable for these violations as “controlling persons” of L3 within the meaning of federal securities laws. On March 12, 2019, the parties to the actions entered into an agreement to settle all claims that were or could have been alleged in the action subject to, among other things, the supplementation by L3 of certain disclosures contained in the registration statement, which were reflected in a Current Report on Form 8-K filed by L3 with the SEC on March 13, 2019, and the dismissal of the four lawsuits, all of which were dismissed by March 18, 2019.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice (the “DOJ”), Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis, of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at March 29, 2019 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.
Note S — Pending Merger
On October 14, 2018, we announced that on October 12, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”), with L3 and Leopard Merger Sub Inc., our wholly owned subsidiary (“Merger Sub”), pursuant to which we and L3 have agreed to combine in an all-stock merger of equals. Under the terms and subject to the conditions set forth in the Merger Agreement, L3 shareholders will receive a fixed exchange ratio of 1.30 shares of Harris common stock for each share of L3 common stock. Upon closing of the transactions contemplated by the Merger Agreement, Harris Corporation will be re-named “L3 Harris Technologies, Inc.” and Merger Sub will merge with and into L3, with L3 being the surviving corporation and becoming a wholly-owned subsidiary of L3 Harris Technologies, Inc. (“L3 Harris”), which will be owned on a fully diluted basis approximately 54 percent by Harris shareholders and 46 percent by L3 shareholders. Upon closing, the merger will be accounted for using the acquisition method of accounting, and Harris will be treated as the accounting acquirer. The Merger Agreement has been unanimously approved by the Board of Directors of each company.
The consummation of the merger is subject to the satisfaction or waiver of certain conditions, including, among others, the expiration or earlier termination of any applicable waiting period and the receipt of approvals under domestic and certain foreign antitrust and competition laws, including the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). In connection with the proposed merger, we and L3 each filed a Notification and Report Form under the HSR Act (an “HSR Notification”) with the U.S. Federal Trade Commission and the DOJ on November 9, 2018. We voluntarily withdrew our HSR Notification effective as of December 10, 2018 and re-filed our HSR Notification on December 11, 2018. As part of the DOJ’s review of the merger, we and L3 each received on January 10, 2019 a request for additional information and documentary materials (the “Second Request”) from the DOJ, which extends the waiting period under the HSR Act until 30 days after both we and L3 have complied with the Second Request or such later time as the parties may agree with the DOJ, unless the waiting period is terminated earlier. We and L3 continue to work cooperatively with the DOJ on its review of the merger. We and L3 continue to expect the merger to close in the previously announced time frame of mid-calendar year 2019, although we can give no assurances regarding the timing or occurrence of closing.
See Note T — Subsequent Events in these Notes for subsequent events disclosures associated with the merger.
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

Note T — Subsequent Events
On April 4, 2019, at our and L3’s respective special meetings of stockholders to vote on the proposals identified in the definitive joint proxy statement/prospectus filed with the SEC on February 25, 2019 in connection with the Merger Agreement, our and L3’s respective stockholders voted to approve all proposals necessary to complete the transactions contemplated by the Merger Agreement.
Also on April 4, 2019, we entered into a definitive agreement under which we will sell our Night Vision business to Elbit Systems of America, LLC, a subsidiary of Elbit Systems Ltd., for $350 million in cash, subject to customary purchase price adjustments as set forth in the definitive agreement. The sale transaction is conditioned on completion of our pending merger with L3 pursuant to the Merger Agreement, as well as customary closing conditions, including receipt of regulatory approvals. We expect to use the proceeds from the sale of our Night Vision business to pre-fund L3 Harris pension plans and return cash to shareholders. Our Night Vision business is a global supplier of high-performance, vision-enhancing products for U.S. and allied military and security forces and commercial customers. Because the sale transaction is conditioned on completion of our pending merger with L3, the assets and liabilities of our Night Vision business were not classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) at March 29, 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Harris Corporation

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of Harris Corporation (the Company) as of March 29, 2019, the related condensed consolidated statements of income, comprehensive income, and equity for the quarter and three quarters ended March 29, 2019 and March 30, 2018, the condensed consolidated statements of cash flows for the three quarters ended March 29, 2019 and March 30, 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
May 2, 2019

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

RESULTS OF OPERATIONS
Highlights
Operations results for the third quarter of fiscal 2019, in each case compared with the third quarter of fiscal 2018, included:

•	Revenue increased 11 percent to $1.73 billion from $1.56 billion;

•	Gross margin increased 10 percent to $589 million from $534 million;

•	Income from continuing operations increased 23 percent to $243 million from $198 million;

•	Income from continuing operations per diluted common share increased 24 percent to $2.02 from $1.63;

•	Communication Systems segment revenue increased 19 percent to $568 million from $479 million and operating income increased 19 percent to $172 million from $144 million;

•	Electronic Systems segment revenue increased 7 percent to $649 million from $606 million and operating income increased 14 percent to $123 million from $108 million; and

•	Space and Intelligence Systems segment revenue increased 7 percent to $514 million from $482 million and operating income increased 5 percent to $87 million from $83 million.
Net cash provided by operating activities increased 280 percent to $874 million in the first three quarters of fiscal 2019 from $230 million in the first three quarters of fiscal 2018.
Consolidated Results of Operations

	Quarter Ended			Three Quarters Ended
	March 29, 2019	March 30, 2018	% Inc/(Dec)	March 29, 2019	March 30, 2018	% Inc/(Dec)

	(Dollars in millions, except per share amounts)
Revenue:
Communication Systems	$568	$479	19%	$1,577	$1,377	15%
Electronic Systems	649	606	7%	1,855	1,729	7%
Space and Intelligence Systems	514	482	7%	1,515	1,410	7%
Corporate eliminations	(3)	(5)	*	(11)	(9)	*
Total revenue	1,728	1,562	11%	4,936	4,507	10%
Cost of product sales and services	(1,139)	(1,028)	11%	(3,244)	(2,969)	9%
Gross margin	589	534	10%	1,692	1,538	10%
% of total revenue	34%	34%		34%	34%
Engineering, selling and administrative expenses	(310)	(331)	(6)%	(893)	(890)	—
% of total revenue	18%	21%		18%	20%
Non-operating income	46	46	—	140	136	3%
Net interest expense	(42)	(41)	2%	(128)	(123)	4%
Income from continuing operations before income taxes	283	208	36%	811	661	23%
Income taxes	(40)	(10)	300%	(127)	(167)	(24)%
Effective tax rate	14%	5%		16%	25%
Income from continuing operations	$243	$198	23%	$684	$494	38%
% of total revenue	14%	13%		14%	11%
Income from continuing operations per diluted common share	$2.02	$1.63	24%	$5.67	$4.07	39%
* Not meaningful
Revenue
Third Quarter 2019 Compared With Third Quarter 2018: The increase in revenue in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 was due to higher revenue in all three of our segments.
First Three Quarters 2019 Compared With First Three Quarters 2018: The increase in revenue in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was due to higher revenue in all three of our segments.

See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Gross Margin
Third Quarter 2019 Compared With Third Quarter 2018: The increase in gross margin in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 was primarily due to higher revenue in all three of our segments.
First Three Quarters 2019 Compared With First Three Quarters 2018: The increase in gross margin in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was primarily due to higher revenue in all three of our segments.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
Third Quarter 2019 Compared With Third Quarter 2018: The decreases in engineering, selling and administrative (“ESA”) expenses and ESA expenses as a percentage of total revenue (“ESA percentage”) in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 were primarily due to the absence of $45 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business in the third quarter of fiscal 2018, partially offset by $16 million of L3 merger-related transaction and integration costs and increased investments in bids and proposals and R&D in the third quarter of fiscal 2019.
First Three Quarters 2019 Compared With First Three Quarters 2018: The slight increase in ESA expenses in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was primarily due to $29 million of L3 merger-related transaction and integration costs and increased investments in bids and proposals and R&D, partially offset by $45 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business in the third quarter of fiscal 2018 and a $12 million adjustment for deferred compensation in the second quarter of fiscal 2018. The decrease in ESA percentage in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was primarily due to management of expenses on higher revenue.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Non-Operating Income
Third Quarter 2019 Compared With Third Quarter 2018: Non-operating income in the third quarter of fiscal 2019 was comparable with the third quarter of fiscal 2018.
First Three Quarters 2019 Compared With First Three Quarters 2018: The slight increase in non-operating income in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was primarily due to an increase in the non-service cost components of pension income and a debt extinguishment loss recognized in the second quarter of fiscal 2018.
See Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes for further information.
Income Taxes
Third Quarter 2019 Compared With Third Quarter 2018: Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 14.1 percent in the third quarter of fiscal 2019 compared with 4.8 percent in the third quarter of fiscal 2018. In the third quarter of fiscal 2019, our effective tax rate benefited from the favorable impact of excess tax benefits related to equity-based compensation and from favorable adjustments recorded upon the filing of our Federal tax returns. In the third quarter of fiscal 2018, our effective tax rate benefited from a $33 million adjustment to the provisional amount recorded in the second quarter of fiscal 2018 to revalue our net deferred tax balances as a result of the Tax Act. Additionally, our effective tax rate for the third quarter of fiscal 2018 benefited from the favorable impact of excess tax benefits related to equity-based compensation.
First Three Quarters 2019 Compared With First Three Quarters 2018: Our effective tax rate was 15.7 percent in the first three quarters of fiscal 2019 compared with 25.3 percent in the first three quarters of fiscal 2018. In addition to the items noted above for the third quarter of fiscal 2019, our effective tax rate for the first three quarters of fiscal 2019 benefited from a reduction in the deferred tax liability maintained on the basis differences related to the unremitted foreign earnings and an increase in R&D credit. Our effective tax rate for the first three quarters of fiscal 2018 was impacted by a $25 million write-down of existing net deferred tax asset balances due to the enactment of lower U.S. statutory corporate income tax rates and other tax law changes from the Tax Act, the corresponding impact of our lower fiscal 2018 tax rate, the favorable impact of releasing provisions for uncertain tax positions, the favorable impact of differences in GAAP and tax accounting related to investments and the favorable impact of excess tax benefits related to equity-based compensation.

Income From Continuing Operations
Third Quarter 2019 Compared With Third Quarter 2018: The increase in income from continuing operations in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 was primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding the third quarters of fiscal 2019 and 2018.
First Three Quarters 2019 Compared With First Three Quarters 2018: The increase in income from continuing operations in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding the first three quarters of fiscal 2019 and 2018.
Income From Continuing Operations Per Diluted Common Share
Third Quarter 2019 Compared With Third Quarter 2018: The increase in income from continuing operations per diluted common share in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 was primarily due to higher income from continuing operations and fewer diluted weighted average common shares outstanding due to repurchases of shares of common stock under our repurchase program during the last quarter of fiscal 2018 and first quarter of fiscal 2019.
First Three Quarters 2019 Compared With First Three Quarters 2018: The increase in income from continuing operations per diluted common share in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was primarily due to the same reasons noted above regarding the third quarters of fiscal 2019 and 2018.
See “Common Stock Repurchases” below in this MD&A for further information.
Discussion of Business Segment Results of Operations
Communication Systems Segment

	Quarter Ended			Three Quarters Ended
	March 29, 2019	March 30, 2018	% Inc/(Dec)	March 29, 2019	March 30, 2018	% Inc/(Dec)

	(Dollars in millions)
Revenue	$568	$479	19%	$1,577	$1,377	15%
Cost of product sales and services	(310)	(246)	26%	(837)	(706)	19%
Gross margin	258	233	11%	740	671	10%
% of revenue	45%	49%		47%	49%
ESA expenses	(86)	(89)	(3)%	(266)	(267)	—%
% of revenue	15%	19%		17%	19%
Segment operating income	$172	$144	19%	$474	$404	17%
% of revenue	30%	30%		30%	29%
Third Quarter 2019 Compared With Third Quarter 2018: The increase in segment revenue in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 was primarily due to $66 million of higher revenue from Tactical Communications, reflecting a ramp in U.S. Department of Defense modernization programs, and higher revenue in Public Safety and Professional Communications due to increased demand from state and federal agencies.
The increase in segment gross margin in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 was primarily due to higher volume and operational efficiencies, partially offset by program and product mix. Segment gross margin as a percentage of revenue (“gross margin percentage”) decreased in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 primarily due to program and product mix. The decreases in segment ESA expenses and segment ESA percentage in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 reflected management of expenses on higher revenue.
The increase in segment operating income and comparability of segment operating income as a percentage of revenue (“operating margin percentage”) in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 reflected the combined effects of the items discussed above regarding this segment.
On April 4, 2019, we entered into a definitive agreement under which we will sell our Night Vision business. See Note T — Subsequent Events in the Notes for additional information.

First Three Quarters 2019 Compared With First Three Quarters 2018: The increase in segment revenue in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was primarily due to $136 million higher revenue from Tactical Communications and higher revenue in Public Safety and Professional Communications and Night Vision.
The increase in segment gross margin, decrease in segment gross margin percentage and decreases in segment ESA expenses and segment ESA percentage for the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 were primarily due to the same reasons noted above regarding this segment for the third quarters of fiscal 2019 and 2018.
The increases in segment operating income and operating margin percentage in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 reflected the combined effects of the items discussed above regarding this segment for the first three quarters of fiscal 2019 and 2018.
Electronic Systems Segment

	Quarter Ended			Three Quarters Ended
	March 29, 2019	March 30, 2018	% Inc/(Dec)	March 29, 2019	March 30, 2018	% Inc/(Dec)

	(Dollars in millions)
Revenue	$649	$606	7%	$1,855	$1,729	7%
Cost of product sales and services	(449)	(424)	6%	(1,284)	(1,207)	6%
Gross margin	200	182	10%	571	522	9%
% of revenue	31%	30%		31%	30%
ESA expenses	(77)	(74)	4%	(216)	(208)	4%
% of revenue	12%	12%		12%	12%
Segment operating income	$123	$108	14%	$355	$314	13%
% of revenue	19%	18%		19%	18%
Third Quarter 2019 Compared With Third Quarter 2018: The increase in segment revenue in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 was primarily due to $78 million of higher revenue from growth in avionics, release systems and electronic warfare on long-term platforms, including F-35, F/A-18 and F-16, partially offset by lower revenue from the conclusion of certain Mission Networks programs and the timing of the transition of the United Arab Emirates (“UAE”) integrated battle management system program from a start-up to a full capability phase.
The increase in segment gross margin in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 was primarily due to higher segment revenue. The increase in segment gross margin percentage in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 was primarily due to operational performance. The increase in segment ESA expenses in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 was primarily due to increased investments in bids and proposals and R&D. Segment ESA percentage in the third quarter of fiscal 2019 was comparable with the third quarter of fiscal 2018.
The increases in segment operating income and segment operating margin percentage in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 reflected the combined effects of the items discussed above regarding this segment.
First Three Quarters 2019 Compared With First Three Quarters 2018: The increase in segment revenue in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was primarily due to $166 million of higher revenue from growth in avionics, release systems and electronic warfare on long-term platforms, including F-35, F/A-18 and F-16, partially offset by lower revenue from the timing of the transition of the UAE integrated battle management system program from a start-up to a full capability phase.
The increase in segment gross margin in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was primarily due to higher segment revenue, favorable mix and productivity savings. The increase in segment gross margin percentage in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was primarily due to favorable mix and productivity savings. The increase in segment ESA expenses in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was primarily due to the same reasons noted above regarding this segment for the third quarters of fiscal 2019 and 2018. Segment ESA percentage in the first three quarters of fiscal 2019 was comparable with the first three quarters of fiscal 2018.
The increases in segment operating income and segment operating margin percentage in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 reflected the combined effects of the items discussed above regarding this segment for the first three quarters of fiscal 2019 and 2018.

Space and Intelligence Systems Segment

	Quarter Ended			Three Quarters Ended
	March 29, 2019	March 30, 2018	% Inc/(Dec)	March 29, 2019	March 30, 2018	% Inc/(Dec)

	(Dollars in millions)
Revenue	$514	$482	7%	$1,515	$1,410	7%
Cost of product sales and services	(345)	(326)	6%	(1,021)	(955)	7%
Gross margin	169	156	8%	494	455	9%
% of revenue	33%	32%		33%	32%
ESA expenses	(82)	(73)	12%	(229)	(205)	12%
% of revenue	16%	15%		15%	15%
Segment operating income	$87	$83	5%	$265	$250	6%
% of revenue	17%	17%		17%	18%
Third Quarter 2019 Compared With Third Quarter 2018: The increase in segment revenue in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 was primarily due to $45 million of higher revenue from classified programs, driven by exquisite systems, next generation technology and small satellites, partially offset by lower revenue from environmental programs.
The increase in segment gross margin in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 was primarily due to higher segment revenue. The increase in segment gross margin percentage in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 was primarily due to improved program execution. The increases in segment ESA expenses and segment ESA percentage in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 were primarily due to increased investments in bids and proposals and R&D.
The increase in segment operating income and comparability of segment operating margin percentage in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 reflected the combined effects of the items discussed above regarding this segment.
First Three Quarters 2019 Compared With First Three Quarters 2018: The increase in segment revenue in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was primarily due to $136 million of higher revenue from classified programs, partially offset by lower revenue from environmental programs.
The increases in segment gross margin, segment gross margin percentage and segment ESA expenses in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 were primarily due to the same reasons noted above regarding this segment for the third quarters of fiscal 2019 and 2018. Segment ESA percentage in the first three quarters of fiscal 2019 was comparable with the first three quarters of fiscal 2018.
The increase in segment operating income and slight decrease of segment operating margin percentage in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 reflected the combined effects of the items discussed above regarding this segment for the first three quarters of fiscal 2019 and 2018.
Unallocated Corporate Expense

	Quarter Ended			Three Quarters Ended
	March 29, 2019	March 30, 2018	% Inc/(Dec)	March 29, 2019	March 30, 2018	% Inc/(Dec)

	(Dollars in millions)
Unallocated corporate expense and corporate eliminations	$31	$61	(49)%	$79	$107	(26)%
Amortization of intangible assets from Exelis acquisition	25	25	—%	76	75	1%
Third Quarter 2019 Compared With Third Quarter 2018: The decrease in unallocated corporate expense in the third quarter of fiscal 2019 compared with the third quarter of fiscal 2018 was primarily due to $45 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business in the third quarter of fiscal 2018, partially offset by $16 million of L3 merger-related transaction and integration costs in the third quarter of fiscal 2019.
First Three Quarters 2019 Compared With First Three Quarters 2018: The decrease in unallocated corporate expense in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was primarily due to $45 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business in the third quarter of fiscal 2018 and a $12 million adjustment for deferred compensation in the second quarter of fiscal 2018, partially offset by $29 million of L3 merger-related transaction and integration costs in the first three quarters of fiscal 2019.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Three Quarters Ended
	March 29, 2019	March 30, 2018

	(In millions)
Net cash provided by operating activities	$874	$230
Net cash used in investing activities	(104)	(81)
Net cash used in financing activities	(722)	(196)
Effect of exchange rate changes on cash and cash equivalents	(2)	6
Net increase (decrease) in cash and cash equivalents	46	(41)
Cash and cash equivalents, beginning of year	288	484
Cash and cash equivalents, end of quarter	$334	$443
Cash and cash equivalents: The $46 million net increase in cash and cash equivalents from the end of fiscal 2018 to the end of the third quarter of fiscal 2019 was primarily due to:

•	$874 million of net cash provided by operating activities; partially offset by

•	$278 million of net repayments of borrowings, including $300 million used for repayment at maturity of the entire principal amount of our Floating Rate Notes due February 27, 2019;

•	$244 million used to pay cash dividends;

•	$200 million used to repurchase shares of our common stock; and

•	$104 million used for additions of property, plant and equipment.

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
At March 29, 2019, we had cash and cash equivalents of $334 million, and we have a senior unsecured $1 billion revolving credit facility that expires in June 2023 (of which $900 million was available to us as of March 29, 2019, as a result of $100 million of short-term debt outstanding under our commercial paper program). Additionally, we had $3.4 billion of long-term debt outstanding at March 29, 2019, the majority of which we incurred in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note 13: “Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2017-2018 Update 8-K. Our $334 million of cash and cash equivalents at March 29, 2019 included $141 million held by our foreign subsidiaries, of which $67 million was considered permanently reinvested. Determining the future tax cost of repatriating such funds to the U.S. is not practical at this time, because the cost impact of the rules regarding the netting of earnings of related foreign subsidiaries is subject to clarification. However, we have no current plans to repatriate the funds considered permanently reinvested.
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

We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next 12 months and the reasonably foreseeable future thereafter. Our total capital expenditures in fiscal 2019 are expected to be approximately $170 million. We anticipate tax payments in fiscal 2019 to be less than our tax expense for the same period. Other than those cash outlays noted in “Contractual Obligations” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2017-2018 Update 8-K and “Commercial Commitments and Contractual Obligations” below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase program and payments associated with our pending merger with L3 (including transaction and integration costs), we do not anticipate any significant cash outlays during the remainder of fiscal 2019.
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
Net cash provided by operating activities: The $644 million increase in net cash provided by operating activities in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was primarily due to a $300 million voluntary contribution to our U.S. qualified pension plans during the third quarter of fiscal 2018, the impact of higher net income, a $115 million decrease in cash used to fund working capital, reflecting a reduction in accounts receivables despite higher revenue, and a $50 million decrease in cash used for matching contributions to defined contribution plans.
Net cash used in investing activities: The $23 million increase in net cash used in investing activities in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was primarily due to a $25 million increase in cash used for additions of property, plant and equipment.
Net cash used in financing activities: The $526 million increase in net cash used in financing activities in the first three quarters of fiscal 2019 compared with the first three quarters of fiscal 2018 was primarily due to $278 million of net repayments of borrowings in the first three quarters of fiscal 2019 compared with $185 million of net proceeds from borrowings in the first three quarters of fiscal 2018 and a $39 million increase in cash used to pay dividends.
Funding of Pension Plans
Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. pension plans. Although we have significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), and applicable Internal Revenue Code regulations mandate minimum funding thresholds. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plans or make benefit payments. With respect to our U.S. qualified defined benefit pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015 further extended the interest rate stabilization provision of MAP-21 until 2020. We made voluntary contributions to our U.S. qualified defined benefit pension plans of $300 million and $400 million during the third quarter of fiscal 2018 and the fourth quarter of fiscal 2017, respectively. As a result, we anticipate making no contributions to our U.S. qualified defined benefit pension plans and minor contributions to our non-U.S. pension plan during the remainder of fiscal 2019.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $601 million at March 29, 2019. See Note 14: “Pension and Other Postretirement Benefits” in our Notes to Consolidated Financial Statements in our Fiscal 2017-2018 Update 8-K and Note J — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the first three quarters of fiscal 2019, we used $200 million to repurchase 1,219,750 shares of our common stock under our repurchase program at an average price per share of $163.99, including commissions of $.02 per share. During the first three quarters of fiscal 2018, we used $197 million to repurchase 1,466,713 shares of our common stock under our repurchase program at an average price per share of $134.36, including commissions of $.01 per share. In the first three quarters of fiscal 2019 and fiscal 2018, $24 million and $10 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares purchased by us are cancelled and retired.
As of March 29, 2019, we had a remaining, unused authorization of approximately $501 million under our repurchase program, which does not have an expiration date. Repurchases under our repurchase program are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Pursuant to the Merger Agreement, we will not make repurchases of our common stock at least until after closing of the pending merger, without L3’s consent. Additional information regarding our repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
We were in compliance with the covenants in the 2018 Credit Agreement at March 29, 2019, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2018 Credit Agreement, to be greater than 0.65 to 1.00. At March 29, 2019, we had no borrowings outstanding under the 2018 Credit Agreement but we had $100 million in borrowings outstanding under our commercial paper program that was supported by the 2018 Credit Facility.
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note 13: “Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2017-2018 Update 8-K.
Short-Term Debt: Our short-term debt at March 29, 2019 and June 29, 2018 was $103 million and $78 million, respectively. Our short-term debt at March 29, 2019 and June 29, 2018 consisted of commercial paper and local borrowing by international subsidiaries for working capital needs. Our commercial paper program was supported at March 29, 2019 and June 29, 2018 by the 2018 Credit Facility.
Other Agreements: We have a RSA with a third-party financial institution that permits us to sell, on a non-recourse basis, up to $50 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. The impact to net cash from operating activities from these transactions was not material in the first three quarters of fiscal 2019 and 2018.

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

As of March 29, 2019, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of March 29, 2019, we did not have material financial guarantees or other contractual commitments that we believe are reasonably likely to adversely affect our financial condition, results of operations or cash flows, and we were not a party to any related party transactions that materially affect our financial condition, results of operations or cash flows.
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
Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal 2017-2018 Update 8-K include our contractual obligations and commercial commitments. Except for changes in our short-term debt as described under “Capital Structure and Resources” in this MD&A and the repayment at maturity of the entire $300 million principal amount of our Floating Rate Notes due February 27, 2019, no material changes occurred during the first three quarters of fiscal 2019 in our contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases or our commercial commitments, or in our contingent liabilities on outstanding surety bonds, standby letters of credit or other arrangements as disclosed in our Fiscal 2017-2018 Update 8-K.
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

EAC adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended		Three Quarters Ended
	March 29, 2019	March 30, 2018	March 29, 2019	March 30, 2018

	(In millions)
Favorable adjustments	$32	$26	$100	$90
Unfavorable adjustments	(26)	(30)	(95)	(105)
Net operating income adjustments	$6	$(4)	$5	$(15)
Third Quarter 2019 Compared With Third Quarter 2018: The net favorable impact to operating income from EAC adjustments in the third quarter of fiscal 2019 compared to the net unfavorable impact to operating income from EAC adjustments in the third quarter of fiscal 2018 was primarily due to higher cost efficiencies realized in the third quarter of fiscal 2019 and the conclusion of certain Mission Networks programs that realized cost growth in third quarter of fiscal 2018, partially offset by a $12 million unfavorable adjustment in the third quarter of fiscal 2019 from a reduction in estimated transaction price for a fixed-price infrastructure development contract.
First Three Quarters 2019 Compared With First Three Quarters 2018: The net favorable impact to operating income from EAC adjustments in the first three quarters of fiscal 2019 compared to the net unfavorable impact to operating income from EAC adjustments in the first three quarters of fiscal 2018 was primarily due to the conclusion of certain Mission Networks programs that realized cost growth in first three quarters of fiscal 2018, partially offset by a $12 million unfavorable adjustment in the third quarter of fiscal 2019 from a reduction in estimated transaction price for a fixed-price infrastructure development contract.
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
Foreign Exchange and Currency: We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at March 29, 2019 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note N — Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates: At March 29, 2019, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at March 29, 2019 would not have had a material impact on the fair value of these obligations. Additionally, there is no interest-rate risk associated with these obligations on our results of operations or cash flows, because the interest rates are fixed and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.
At March 29, 2019, we also had long-term variable-rate debt obligations of $250 million, comprised of $250 million of Floating Rate Notes due April 30, 2020. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these debt obligations at March 29, 2019 would not have had a material impact on our results of operations or cash flows. See Note 13: “Debt” in our Notes to Consolidated Financial Statements in our Fiscal 2017-2018 Update 8-K for further information.
We utilize derivative instruments, from time to time, to mitigate interest rate risk associated with anticipated debt transactions. If the derivative instrument is designated as a cash flow hedge, gains and losses from changes in the fair value of such instrument are deferred and included as a component of accumulated other comprehensive income and reclassified to interest expense in the period in which the hedged transaction affects earnings.
At March 29, 2019, we had an outstanding yield-based treasury lock agreement with a notional amount of $400 million to hedge our exposure to fluctuations in the 10-year U.S. Treasury rate associated with our anticipated issuance of long-term notes to redeem or repay at maturity the entire $400 million outstanding principal amount of our 2.7% Notes due April 27, 2020. An unrealized after-tax loss of $8 million associated with this treasury lock was deferred in accumulated other comprehensive income at March 29, 2019. A 10 percent change in the 10-year U.S. Treasury rate would not have had a material impact on the fair value of this treasury lock agreement or our results of operations or cash flows. See Note N — Derivative Instruments and Hedging Activities in the Notes for additional information.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the third quarter of fiscal 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the third quarter of fiscal 2019 our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. We are continuing our implementation of a new income tax provision software designed to enhance process stability and further facilitate the computation and recording of tax provisions for our U.S. and international entities. We are also continuing the multi-year, phased implementation of a new core enterprise resource planning (“ERP”) system in certain business units, which we expect to reduce the number of ERP systems across the Company and enhance our system of internal control over financial reporting. We expect the initial implementation of the new core ERP system in each affected business unit to involve changes to related processes that are part of our system of internal control over financial reporting and to require testing for effectiveness and potential further changes as implementation progresses. During the first quarter of fiscal 2018, we successfully completed the initial implementation of the new core ERP system in two business units and during the first quarter of fiscal 2019, we completed the implementation of the new core ERP system in two additional business units. Other than the system and related process changes described above, there have been no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
General. From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At March 29, 2019, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at March 29, 2019 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
Merger Litigation. As described in Note R — Legal Proceedings and Contingencies in the Notes, in connection with our pending merger with L3 (see Note S — Pending Merger in the Notes for additional information), two putative class action lawsuits and one individual lawsuit were filed against the L3 Parties in the U.S. District Court for the Southern District of New York between December 19, 2018 and January 15, 2019, and a third putative class action lawsuit, Kent v. L3 Technologies, Inc., et al., was filed against the L3 Parties and the Harris Parties in the U.S. District Court for the District of Delaware on January 4, 2019. The complaints in the lawsuits contained substantially similar allegations contending, among other things, that the registration statement on Form S-4 in support of the pending merger misstated or failed to disclose certain allegedly material information in violation of federal securities laws. The complaint in the Kent lawsuit further alleged that the Harris Parties were liable for these violations as “controlling persons” of L3 within the meaning of federal securities laws. On March 12, 2019, the parties to the actions entered into an agreement to settle all claims that were or could have been alleged in the action subject to, among other things, the supplementation by L3 of certain disclosures contained in the registration statement, which were reflected in a Current Report on Form 8-K filed by L3 with the SEC on March 13, 2019, and the dismissal of the four lawsuits, all of which were dismissed by March 18, 2019.
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

These risks are discussed more fully in the registration statement on Form S-4 we filed with the SEC on December 14, 2018, which the SEC declared effective on February 20, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the third quarter of fiscal 2019, we did not repurchase any shares of our common stock under our repurchase program. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the third quarter of fiscal 2019:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(December 29, 2018-January 25, 2019)
Repurchase program(1)	—	—	—	$501,279,637
Employee transactions(2)	9,802	$139.56	—	—
Month No. 2
(January 26, 2019-February 22, 2019)
Repurchase program(1)	—	—	—	$501,279,637
Employee transactions(2)	1,218	$157.64	—	—
Month No. 3
(February 23, 2019-March 29, 2019)
Repurchase program(1)	—	—	—	$501,279,637
Employee transactions(2)	29,995	$160.51	—	—
Total	41,015		—	$501,279,637

*	Periods represent our fiscal months.

(1)
On February 2, 2017, we announced that on January 26, 2017, our Board of Directors approved a share repurchase program authorizing us to repurchase up to $1 billion in shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of March 29, 2019, $501,279,637 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our repurchase program, which does not have a stated expiration date.

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

Sales of Unregistered Equity Securities
During the third quarter of fiscal 2019, we did not issue or sell any unregistered equity securities.
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

(10)	*Fifth Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated and effective as of February 28, 2019
(12)	Computation of Ratio of Earnings to Fixed Charges.
(15)	Letter Regarding Unaudited Interim Financial Information.
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)	Section 1350 Certification of Chief Executive Officer.
(32.2)	Section 1350 Certification of Chief Financial Officer.
(101.INS)	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
(101.SCH)	XBRL Taxonomy Extension Schema Document.
(101.CAL)	XBRL Taxonomy Extension Calculation Linkbase Document.
(101.LAB)	XBRL Taxonomy Extension Label Linkbase Document.
(101.PRE)	XBRL Taxonomy Extension Presentation Linkbase Document.
(101.DEF)	XBRL Taxonomy Extension Definition Linkbase Document.
_______________

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HARRIS CORPORATION
(Registrant)

Date: May 2, 2019	By:	/s/ Rahul Ghai
Rahul Ghai
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)