Form 10-K
period 2019-06-28
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2019-08-22
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-3863
L3HARRIS TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	34-0276860
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1025 West NASA Boulevard
Melbourne,	Florida	32919
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (321) 727-9100

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	LHX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant was $15,387,329,782 (based on the quoted closing sale price per share of the stock on the New York Stock Exchange) on the last business day of the registrant’s most recently completed second fiscal quarter (December 28, 2018). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of December 28, 2018 are affiliates.
The number of shares outstanding of the registrant’s common stock as of August 16, 2019 was 223,280,849.
Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement for the 2019 Annual Meeting of Shareholders scheduled to be held on October 25, 2019, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended June 28, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

1

L3HARRIS TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 28, 2019
Exhibits
This Annual Report on Form 10-K contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

Cautionary Statement Regarding Forward-Looking Statements
This Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that may not materialize or prove correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies; the potential level of share repurchases, dividends or pension contributions; potential acquisitions or divestitures; the integration of Harris Corporation and L3 Technologies, Inc. and of our acquisitions; the value of contract awards and programs; expected annualized revenue; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “could,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of filing of this Report and are not guarantees of future performance or actual results. Factors that might cause our results to differ materially from those expressed in or implied by these forward-looking statements, from our current expectations or projections or from our historical results include, but are not limited to, those discussed in “Item 1A. Risk Factors” of this Report. All forward-looking statements are qualified by, and should be read in conjunction with, those risk factors. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements, whether as a result of new information, future events or developments or otherwise, after the date of filing of this Report or, in the case of any document incorporated by reference, the date of that document.

Amounts contained in this Report may not always add to totals due to rounding.
Introductory Note Regarding Merger Involving Harris Corporation and L3 Technologies, Inc.
On October 12, 2018, Harris Corporation, a Delaware corporation (“Harris”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with L3 Technologies, Inc., a Delaware corporation (“L3”), and Leopard Merger Sub Inc., a Delaware corporation and a newly formed, direct wholly owned subsidiary of Harris (“Merger Sub”), pursuant to which Harris and L3 agreed to combine their respective businesses in an all-stock merger, at the closing of which Merger Sub would merge with and into L3, with L3 continuing as the surviving corporation and a direct wholly owned subsidiary of Harris (the “L3Harris Merger”).
The closing of the L3Harris Merger occurred on June 29, 2019, after the end of Harris’ fiscal 2019 on June 28, 2019. Upon completion of the L3Harris Merger, Harris was renamed “L3Harris Technologies, Inc.” (“L3Harris”), and each share of L3 common stock converted into the right to receive 1.30 shares of L3Harris common stock. Shares of L3Harris common stock, which previously traded under ticker symbol “HRS” on the New York Stock Exchange (“NYSE”) prior to completion of the L3Harris Merger, are traded under ticker symbol “LHX” following completion of the L3Harris Merger. L3Harris was owned on a fully diluted basis approximately 54 percent by Harris shareholders and 46 percent by L3 shareholders immediately following the completion of the L3Harris Merger.
Applicable rules require that most of the disclosure in this Annual Report on Form 10-K (this “Report”) be presented on a historical basis, as of or for the fiscal year ended June 28, 2019 (Harris’ fiscal 2019) or prior periods, including, for example, all or significant portions of the business description, results of operations, financial position, financial reports and Management’s Discussion and Analysis of Financial Condition and Results of Operations disclosed in this Report. Because the L3Harris Merger closed after Harris’ fiscal 2019 ended, the disclosure in this Report, including in such portions, principally relates to Harris. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “L3Harris” as used in this Report mean Harris Corporation and its subsidiaries when referring to periods prior to the end of fiscal 2019 (prior to the L3Harris Merger) and to the combined company L3Harris Technologies, Inc., when referring to periods after the end of fiscal 2019 (after the L3Harris Merger).

PART I

ITEM 1.	BUSINESS.
L3HARRIS
General
We were incorporated in Delaware in 1926 as the successor to three companies founded in the 1890s. Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and our telephone number is (321) 727-9100. As noted above, our common stock is now traded under the ticker symbol “LHX” on the NYSE, and unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “L3Harris” as used in this Report mean Harris Corporation and its subsidiaries when referring to periods prior to the end of fiscal 2019 (prior to the L3Harris Merger) and to the combined company, L3Harris Technologies, Inc., when referring to periods after the end of fiscal 2019 (after the L3Harris Merger).
During fiscal 2019, we operated as Harris Corporation, a leading technology innovator, solving customers’ toughest mission-critical challenges by providing solutions that connect, inform and protect. We supported government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services had defense and civil government applications, as well as commercial applications. As of the end of fiscal 2019, we had approximately 18,200 employees, including approximately 8,000 engineers and scientists.
As of June 28, 2019, we structured our operations primarily around the products, systems and services we sold and the markets we served, and we reported the financial results of our continuing operations in the following three reportable segments, which were also referred to as our business segments:

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

Subsequent Events
As described in more detail in Note 1: Significant Accounting Policies under “Principles of Consolidation” and Note 26: Subsequent Events in the Notes to Consolidated Financial Statements in this Report (the “Notes”), the L3Harris Merger closed on June 29, 2019, after Harris’ fiscal 2019 ended (on June 28, 2019), and consequently, all or significant portions of the disclosure in the business description, results of operations, financial position, financial reports and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report principally relate to Harris.
Through fiscal 2019, our fiscal years ended on the Friday nearest June 30. Commencing June 29, 2019, our fiscal year will end on the Friday nearest December 31, and the period commencing on June 29, 2019 will be a fiscal transition period ending on January 3, 2020 (the “Fiscal Transition Period”). Our segment reporting for the Fiscal Transition Period will be adjusted to reflect our new organizational structure announced July 1, 2019, consisting of the following four business segments:

•	Integrated Mission Systems, including intelligence, surveillance and reconnaissance (“ISR”); advanced electro optical and infrared solutions; and maritime power and navigation;

•	Space and Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber defense; avionics; and electronic warfare;

•	Communication Systems, including tactical communications; broadband communications; night vision; and public safety; and

•	Aviation Systems, including defense aviation products; security, detection and other commercial aviation products; air traffic management; and commercial and military pilot training.
These changes to our segment reporting are effective as of the beginning of the Fiscal Transition Period and therefore do not affect the historical results, discussion or presentation of our business segments as set forth in this Report. We will report our financial results consistent with this new segment reporting structure beginning with the fiscal quarter ending September 27, 2019.

As part of the regulatory process in connection with the L3Harris Merger, we entered into a definitive agreement on April 4, 2019 to sell the Harris Night Vision business to Elbit Systems of America, LLC, a subsidiary of Elbit Systems Ltd., for $350 million in cash, subject to customary purchase price adjustments as set forth in the definitive agreement. The sale transaction was conditioned on completion of the L3Harris Merger, as well as customary closing conditions, including receipt of regulatory approvals. The Harris Night Vision business, which is reported as part of our Communication Systems Segment in this Report, is a global supplier of high-performance, vision-enhancing products for U.S. and allied military and security forces and commercial customers. During the fourth quarter of fiscal 2019, we received all necessary regulatory approvals for the L3Harris Merger and the assets and liabilities of the Harris Night Vision business were classified as held for sale in our Consolidated Balance Sheet at June 28, 2019. We expect to close the sale of the Harris Night Vision business during the third quarter of calendar year 2019 and use the proceeds from the sale to pre-fund L3Harris pension plans and return cash to shareholders.
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
Divestiture of Government IT Services Business. On April 28, 2017, we completed the divestiture to an affiliate of Veritas Capital Management, L.L.C. of our government information technology (“IT”) services business (“IT Services”), which primarily provided IT and engineering managed services to U.S. Government customers, for net cash proceeds of $646 million, after transaction expenses and purchase price adjustments in respect of net cash and working capital as set forth in the definitive sale agreement. The decision to divest IT Services was part of our strategy to simplify our operating model to focus on technology-differentiated, high-margin businesses. IT Services was part of our former Critical Networks segment and is reported as discontinued operations in this Report. In connection with entering into the definitive agreement to sell IT Services, as described above, our other remaining operations that had been part of our former Critical Networks segment, including our air traffic management (“ATM”) business, primarily serving the Federal Aviation Administration (“FAA”), and our Pacific Missile Range Facility program, were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated.
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
Description of Business by Segment
Communication Systems
Communication Systems in fiscal 2019 served markets in tactical communications and defense products, including tactical ground and airborne radio communications solutions and night vision technology, and in public safety networks.
Tactical Communications:    We are a leading global supplier of secure radio communications, tactical communication networks and embedded high-grade encryption solutions for a diverse portfolio of U.S. military and allied international forces and commercial customers. We design, develop and manufacture a comprehensive line of current and next-generation secure and protected radio communications products and systems, with capabilities to operate across numerous radio frequency bands and using an extensive range of waveforms, making them highly flexible, interoperable and able to support diverse mission requirements. Built on software-defined radio platforms that have the highest grade embedded encryption, our next-generation radios include multiband, multi-channel, multi-mission, legacy-system compatible tactical radios that address the full range of current mission and interoperability requirements and also are software upgradeable to add capabilities as new technology emerges and technical standards and mission requirements change.
Our radio systems have been widely deployed throughout all branches of the U.S. Department of Defense (“DoD”) and have been sold to more than 100 countries, becoming the standard in many of those countries. Supporting virtually all military domains, our products encompass handheld, manpack and vehicular, fixed-site and airborne form factors and include the following:

•
Our widely deployed Single Channel Ground and Airborne Radio System (“SINCGARS”) family of very high frequency (“VHF”) backpack, vehicle-mounted, handheld and airborne radios used by U.S. and allied military forces.

•
Our multiband manpack radio, the AN/PRC-117G, for narrowband and wideband communications and for which we have been providing Mobile User Objective System (“MUOS”) waveform software upgrades to enable connectivity to DoD’s next-generation MUOS satellite system;

•	Our multiband handheld radios, the AN/PRC-152 and AN/PRC-152A;

•	Our multi-channel manpack radio, the AN/PRC-158, which is a commercially developed radio offering two channels integrated into the same chassis;

•
Our 2-channel handheld radio, the AN/PRC-163, for the U.S. Special Operations Command (“SOCOM”) Special Operations Forces Tactical Communications (“STC”) program and the U.S. Army 2-Channel Leader Radio program;

•	Our wideband rifleman team radio, the RF-330E, which is the commercially developed U.S. variant of our widely fielded international soldier personal radio;

•	Our wideband ground radio family for international customers, the RF-7850x;

•
Our wideband high frequency (“HF”) manpack radios, the RF-300H for the U.S. military and the RF-7800H for international customers, for wideband beyond-line-of-sight transmission in circumstances where satellite communication (“SATCOM”) is denied;

•	Our single-channel airborne radios, which include the RF-300M-DL Small Secure Data Link multiband radio and the ARC-201D and ARC-201E radios; and

•	Our multi-channel airborne radios, which include the RF-7850A and a 2-channel airborne radio platform we provide to ViaSat, Inc. for the KOR-24A multi-channel, Link-16 Small Tactical Terminal.
We operate in this market principally on a “commercial” market-driven business model. We believe our business model, which drives speed and innovation, coupled with the scale provided by our international presence, will continue to make us competitive in the global market.
We have been investing to position ourselves for tactical radio modernization opportunities, including in our next-generation manpack and handheld solutions for the U.S. Army 2-Channel Leader Radio program, the Joint Tactical Radio System (“JTRS”) Handheld, Manpack and Small Form Fit (“HMS”) program and the SOCOM STC program, and for opportunities in manned and unmanned airborne applications from demand to extend ground tactical networks to the air.
Examples of significant contract awards that drove revenue in fiscal 2017-2019 and that are expected to continue to drive revenue over the next several years include the following:

•	A 10-year, multi-award Indefinite Delivery Indefinite Quantity (“IDIQ”) contract from the U.S. Army in fiscal 2019 for 2-channel handheld radios under its 2-Channel Leader Radio program

•	A 5-year, single-award IDIQ contract from the U.S. Navy in fiscal 2018 for HF and multiband handheld and manpack radio systems and accessories;

•	A 5-year, sole source IDIQ contract from the U.S. Air Force in fiscal 2018 to develop and deliver Handheld Video Data-Link (“HH-VDL”) radios;

•	A 5-year, single-award contract from the Australian Defence Forces in fiscal 2018 for integrated network modernization;

•	A 6-year, single-award IDIQ contract from SOCOM in fiscal 2017 to supply next-generation multi-channel multiband manpack radios to enable superior communications for U.S. Special Operations Forces;

•	A 5-year, single-award IDIQ contract from the U.S. Defense Logistics Agency in fiscal 2017 to provide tactical radio spare parts to the U.S. Army and Federal civilian agencies;

•	A 10-year (5-year base, one 5-year option), multi-award IDIQ contract from the U.S. Air Force in fiscal 2017 for cryptographic and information assurance products;

•	A 10-year (5-year base, one 5-year option), multi-award IDIQ contract from the U.S. Army in fiscal 2016 for multi-channel manpack radios under the HMS program;

•	A 6-year, single-award IDIQ contract from SOCOM in fiscal 2016 for a new integrated 2-channel handheld tactical radio;

•	A 5-year, single-award follow-on foreign military sales IDIQ contract from the U.S. Army Communications-Electronics Command (“CECOM”) in fiscal 2016 to supply secure tactical communication solutions;

•	A 5-year, single-award foreign military sales IDIQ contract from CECOM in fiscal 2016 to supply SINCGARS tactical solutions; and

•	A 10-year (5-year base, one 5-year option), multi-award IDIQ contract from the U.S. Army in fiscal 2015 for rifleman radios and associated services under the HMS program.

Public Safety and Professional Communications:    We are a global supplier of critical communication solutions offering current and next-generation public safety radios, mission-critical networks and LTE-ready devices and applications for Federal, state and local public safety, utility, commercial and transportation organizations. We design, build, supply and maintain wireless communications systems, including digital trunked, statewide, multi-agency systems for public safety communications and large, wide-area and multi-state land mobile radio (“LMR”) and radio frequency (“RF”) systems for some of the largest utility companies in the U.S.
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
We offer a full range of single-band LMR terminals, as well as multiband radios that include a handheld radio and a full-spectrum mobile radio for vehicles. Our multiband, multi-mode radios cover all public safety frequency bands in a single radio that is able to communicate across multiple organizations, jurisdictions and agencies operating on different frequencies and systems. Our multiband radios operate on P25 conventional and trunked systems and have a software-defined radio architecture that allows flexibility for future growth, including upgrading to P25 Phase 2, the next-generation standard for mission-critical communications. Our XL-200P multiband, handheld radio adds capabilities such as WiFi, WiFi Hotspot, LTE and push-to-talk voice over IP and provides first responders the ability to communicate outside of their LMR coverage jurisdiction.
Harris Night Vision:    As a global supplier of high-performance, vision-enhancing products for U.S. and allied military and security forces and commercial customers, the Harris Night Vision business designs, develops and manufactures Generation 3 image intensification technology products, including ground and aviation night vision goggles and spare image intensifier tubes.
As part of the regulatory process in connection with the L3Harris Merger, we entered into a definitive agreement on April 4, 2019 to sell the Harris Night Vision business to Elbit Systems of America, LLC, a subsidiary of Elbit Systems Ltd., for $350 million in cash, subject to customary purchase price adjustments as set forth in the definitive agreement. The sale transaction was conditioned on completion of the L3Harris Merger, as well as customary closing conditions, including receipt of regulatory approvals. We expect to close the sale of the Harris Night Vision business during the third quarter of calendar 2019 and use the proceeds from the sale to pre-fund L3Harris pension plans and return cash to shareholders.
Revenue, Operating Income and Backlog:    Revenue for our Communication Systems segment in fiscal 2019, 2018 and 2017 was $2,177 million, $1,904 million and $1,754 million, respectively. Segment operating income in fiscal 2019, 2018 and 2017 was $654 million, $566 million and $514 million, respectively. The percentage of our revenue contributed by this segment in fiscal 2019, 2018 and 2017 was 32 percent, 31 percent and 30 percent, respectively. The percentage of this segment’s revenue in fiscal 2019 that was derived outside of the U.S. was approximately 44 percent. The percentage of this segment’s revenue in fiscal 2019 that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 49 percent. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business - Principal Customers; Government Contracts” of this Report.
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
The funded backlog for this segment was approximately $1.7 billion and $1.5 billion at the end of fiscal 2019 and 2018, respectively. Additional information regarding funded backlog is provided under “Item 1. Business - Funded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Electronic Systems
Electronic Systems in fiscal 2019 provided electronic warfare, avionics and C4ISR solutions for defense and classified customers and mission-critical communication systems for civil and military aviation and other customers. Many of these solutions include reliable, resilient and innovative cyber capabilities.
We design, develop, produce and supply advanced electronic warfare solutions for airborne, maritime and ground applications to the U.S. military, classified customers and allied nations. Our electronic warfare capabilities include threat identification for situational awareness; electronic countermeasures for self-protection, whether installed as part of the platform or offboard as decoys and expendables; electronic attack; and counter-improvised explosive devices (“IEDs”). We have provided electronic warfare solutions for strategic and tactical fixed-wing and rotary aircraft such as the F/A-18E/F Super Hornet (“F/A-18”), F-16, B1-B, B-52, MC-130H, AC-130U, MH-60, MH-47 and CV-22 aircraft, as well as maritime electronic support measures (“ESM”) for surface and subsurface vessels. In addition, we provide high-performance radar systems for defense and ATM surveillance and precision approach radar.
Examples of our electronic warfare technology include:

•	Our advanced integrated defense electronic warfare systems (“AIDEWS”) that provide integrated and podded self-protection and jamming;

•	Our integrated defensive electronic countermeasures (“IDECM”) system for the F/A 18;

•	Our counter-radio controlled IED technology that protects ground forces in asymmetrical combat environments;

•	Our land-based surveillance radar that provides three-dimensional radar capability for airborne defensive surveillance for the U.S. Navy; and

•	Our state-of-the-art wireless voice and data products and solutions.
We design, test and integrate advanced avionics equipment, electronics and software, including cockpit communications, digital maps, processors, sensors, data buses, fiber optics, microelectronics and conformal wideband antennas. We supply avionics systems and products on a variety of aircraft platforms, including the F-35 Lightning II (“F-35”) and the F/A-18. For F-35 and F/A-18 aircraft, we provide high-performance, advanced avionics such as high-speed fiber optic networking and switching, image processing, digital map software and other electronic components, including Multifunction Advanced Data Link communication subsystems primarily intended for stealth platform air-to-air communications. We are developing the open systems mission processor for the F-35 program, as well as a large military unmanned aerial vehicle (“UAV”) and a new trainer aircraft. Our advanced antenna technologies provide communication, navigation, direction-finding and electronic warfare capabilities for military aircraft.
We design and produce aircraft carriage and release equipment and weapons interface systems for fighter jets, surveillance aircraft and UAVs for the U.S. military and allied forces. Our carriage and release technology (sometimes referred to as racks and launchers) allows aircraft such as the F-35, F-22 Raptor, F/A-18, F-15E Strike Eagle, F-16 Fighting Falcon, P-8A Poseidon and MQ-9 Reaper to successfully deliver mission payloads and support a variety of aircraft stores, including weapons, sonobuoys, electronics pods, fuel tanks and unmanned vehicles. Our control electronics provide aircraft with the ability to communicate directly with smart and precision-guidance payloads and create compatibility between a wide range of stores and platforms.
We provide C4ISR solutions based on our major technology capabilities that include terrestrial SATCOM terminals; platform integration for battle management systems; advanced ground robotics; weapon and missile defense data-links; and naval acoustic sensors and systems. Our SATCOM terminals connect forces with communication satellites to deliver bandwidth-intensive, mission-critical data securely and reliably, such as large satellite Earth stations we developed that provide the worldwide backbone for high-priority military communications and missile defense systems and support IP and dedicated circuit connectivity within the Global Information Grid. For battle management systems for U.S. and allied military forces, we integrate data from a variety of platforms and sensors in support of the planning and execution of operations, such as the integrated battle management system we provided to the United Arab Emirates (“UAE”) Armed Forces for the Emirates Command & Control System Land Tactical Systems (“ELTS”) Initial Operational Capability program, which has transitioned from a start-up phase to a full capability phase. Our advanced ground robotics capabilities include ruggedized robots with a highly intuitive control interface, haptic feedback and human-like dexterity that support ISR, explosive ordnance disposal (“EOD”) and hazardous material (“HAZMAT”) missions, such as our T7TM robotic system we are providing to the U.K. Ministry of Defence for EOD missions.
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
We are the prime contractor and system architect for the FAA Telecommunications Infrastructure (“FTI”) program and several major FAA Next Generation Air Transportation System (“NextGen”) programs to transform and upgrade the National Airspace System (“NAS”), including the Automatic Dependent Surveillance-Broadcast (“ADS-B”) program. Under the FTI program, we designed, integrated and deployed, and now are operating and maintaining, the communications infrastructure for the U.S. air traffic control (“ATC”) system, which is fully operational at more than 4,400 FAA sites across the U.S. providing voice, data and video communications, and we were awarded in fiscal 2019 a 5-year contract extension on the program. We were awarded in fiscal 2018 a 15-year, systems integration contract to modernize India’s ATM communications infrastructure.

Revenue, Operating Income and Backlog:    Revenue for our Electronic Systems segment in fiscal 2019, 2018 and 2017 was $2,583 million, $2,365 million and $2,245 million, respectively. Segment operating income in fiscal 2019, 2018 and 2017 was $499 million, $432 million and $457 million, respectively. The percentage of our revenue contributed by this segment in each of fiscal 2019, 2018 and 2017 was 38 percent. The percentages of this segment’s revenue under contracts directly with end customers and under contracts with prime contractors in fiscal 2019 were approximately 65 percent and 35 percent, respectively. In fiscal 2019, this segment had a diverse portfolio of over 250 programs. Some of this segment’s more significant programs in fiscal 2019 included FTI, F-35, F/A-18, ADS-B, U.S. Army Modernization of Enterprise Terminals (“MET”), Data Communications Integrated Services (“DataComm”), CV-22, B-52 and F-16. The percentages of this segment’s revenue in fiscal 2019 represented by this segment’s largest program by revenue and ten largest programs by revenue were approximately 12 percent and 52 percent, respectively. The percentage of this segment’s revenue in fiscal 2019 that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 87 percent. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business - Principal Customers; Government Contracts” of this Report.
The funded backlog for this segment was approximately $3.0 billion and $2.6 billion at the end of fiscal 2019 and 2018, respectively. Additional information regarding funded backlog is provided under “Item 1. Business - Funded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Space and Intelligence Systems
Space and Intelligence Systems in fiscal 2019 provided intelligence, space protection, geospatial, complete Earth observation, universe exploration, PNT, and environmental solutions for national security, defense, civil and commercial customers, using advanced sensors, antennas and payloads, as well as ground processing and information analytics. Many of these solutions include reliable, resilient and innovative capabilities.
We develop, supply and integrate communication and information processing products, systems and networks for a diverse base of classified programs, which comprise about two-thirds of this segment’s revenue. Serving primarily U.S. Intelligence Community customers, including the National Security Agency (“NSA”), the National Geospatial Intelligence Agency, the National Reconnaissance Office and the Defense Intelligence Agency, we provide integrated ISR solutions that improve situational awareness and intelligence value to decision makers. In addition, we have advanced capabilities in the architecture, design and development of highly specialized satellite antennas, structures, phased arrays and on-board reconfigurable processors that are used to enable next-generation satellite systems to provide the U.S. military and Intelligence Community with strategic and tactical advantages. Our classified capabilities range from exquisite systems to small satellites and other next-generation technology. Although classified programs generally are not discussed in this Report, the operating results relating to classified programs are included in our Consolidated Financial Statements. We believe that the business risks associated with our classified programs do not differ materially from the business risks associated with our other U.S. Government programs.
For space superiority for our DoD customers, we provide enterprise architecture services that support the long-term planning, development, integration and sustainment of highly advanced, mission-critical space-based and ground-based surveillance systems for space situational awareness. We also design, integrate and sustain space control systems, such as maintaining and modernizing large radar installations globally and providing engineering support and sustainment for ground-based systems supporting space surveillance and defense missions for the U.S. Air Force under the System Engineering and Sustainment Integrator (“SENSOR”) program.
We are a leading provider of integrated real-time, autonomous geospatial solutions, ranging from advanced image and data collection sources to innovative software tools to high-volume, high-accuracy processing services, designed to aid customers in analyzing the physical environment and obtaining actionable information for more informed decisions. Our specialized capabilities include highly reliable remote sensing systems for ground, air, sea and space; information processing; real-time forensic and predictive analytics; content management; and system performance modeling and simulation. We also provide ground processing and analytics solutions that map and monitor Earth for a variety of government and commercial users.
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

Our environmental solutions monitor and evaluate our global environment with ground-based and space-based remote sensing, change detection and data processing. We design, develop and build instruments to help measure, understand and monitor real-time weather and environmental trends to support decision making for government agencies, scientists, businesses and policy makers. For example, for the National Oceanic and Atmospheric Administration (“NOAA”) Geostationary Operational Environmental Satellite - Series R (“GOES-R”) Ground and Antenna Segment weather programs, we designed, developed and delivered to NOAA the ground segment system that receives and processes satellite data, generates and distributes weather data to more than 10,000 direct users, and commands and controls the GOES-R satellites, and we also are supplying antennas and control systems to provide communication links for command, telemetry and sensor data, as well as the communication link to direct data users.
We are a global provider of PNT products, systems and solutions. Our navigation payload technology is an integral component of U.S. Global Positioning System (“GPS”) satellites and supports GPS availability, accuracy and integrity. We currently are deploying advanced technologies under the GPS III program to improve the accuracy and reliability of the next generation of GPS satellites.
We design, develop, manufacture and integrate agile and high-performance modular, reconfigurable space payloads that maximize mission performance, and we can help our customers achieve their space missions more quickly and cost effectively by brokering, designing and integrating multimission satellite hosted payloads. For example, we supplied Aireon, LLC with ADS-B receiver payloads that are part of a satellite-based aircraft tracking system to enhance global ATC. The payloads are hosted on the Iridium NEXT satellite constellation, and provide a capability separate from the main mission of the constellation. Using our experience with hosted payloads, we have expanded into agile and resilient small satellite solutions, which we believe are aligned with the U.S. Government’s disaggregation and affordability initiatives.
We also provide space antenna systems and precision space structures. We are an experienced space reflector manufacturer and specialize in large, high-accuracy reflectors, which can range from unfurlable and fixed-mesh reflector antennas to solid spot beam antennas and which deliver significantly higher data rates and access greater amounts of bandwidth than standard satellite antenna technologies. We also develop small, affordable, high-resolution commercial imaging systems.
Revenue, Operating Income and Backlog:    Revenue for our Space and Intelligence Systems segment in fiscal 2019, 2018 and 2017 was $2,057 million, $1,913 million and $1,904 million, respectively. Segment operating income in fiscal 2019, 2018 and 2017 was $359 million, $331 million and $314 million, respectively. The percentage of our revenue contributed by this segment in fiscal 2019, 2018 and 2017 was 30 percent, 31 percent and 32 percent, respectively. The percentages of this segment’s revenue under contracts directly with end customers and under contracts with prime contractors in fiscal 2019 were approximately 68 percent and 32 percent, respectively. In fiscal 2019, this segment had a diverse portfolio of over 200 programs. Some of this segment’s more significant programs in fiscal 2019 included various classified programs, SENSOR, GOES-R Enterprise Ground System and Cross-track Infrared Sounder (“CrIS”). The percentages of this segment’s revenue in fiscal 2019 represented by this segment’s largest program by revenue and ten largest programs by revenue were approximately 9 percent and 53 percent, respectively. The percentage of this segment’s revenue in fiscal 2019 that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 94 percent. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business - Principal Customers; Government Contracts” of this Report.
The funded backlog for this segment was approximately $1.2 billion and $1.1 billion at the end of fiscal 2019 and 2018, respectively. Additional information regarding funded backlog is provided under “Item 1. Business - Funded Backlog” of this Report. For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
New Business Segments Following L3Harris Merger (Effective Starting with Fiscal Transition Period)
As noted above, we completed the L3Harris Merger on June 29, 2019, after Harris’ fiscal 2019 ended (on June 28, 2019). L3 was a prime contractor in ISR systems, aircraft sustainment (including modifications and fleet management of special mission aircraft), simulation and training, night vision and image intensification equipment, and security and detection systems. L3 also was a leading provider of a broad range of communication, electronic and sensor systems used on military, homeland security and commercial platforms. L3 customers included the DoD and its prime contractors, the U.S. Intelligence Community, the U.S. Department of Homeland Security (“DHS”), foreign governments and domestic and foreign commercial customers.
As a result of the L3Harris Merger, L3Harris is an agile global aerospace and defense technology innovator, delivering end-to-end solutions that meet customers’ mission-critical needs. We provide advanced defense and commercial technologies across air, land, sea, space and cyber domains. L3Harris is expected to have approximately $18 billion in annualized revenue for the Fiscal Transition Period and has approximately 50,000 employees, with customers in over 130 countries.

We are adjusting our segment reporting, effective starting with the Fiscal Transition Period, to reflect our new organizational structure announced July 1, 2019 for the combined operating businesses of L3 and Harris following the L3Harris Merger. Our new structure is designed to meet customers’ mission requirements and leverage our broad technical capabilities and consists of the four business segments described below.
Integrated Mission Systems provides complex ISR systems for large military platforms; advanced electro-optical and infrared (“EO/IR”), laser imaging and targeting sensor systems; and electrical and electronic systems and integration for maritime power and navigation solutions for large naval platforms. Integrated Mission Systems principally is comprised of L3 operating businesses, but includes a maritime operating business from Harris’ Electronic Systems segment for fiscal 2019.
Space and Airborne Systems provides space payloads, sensors and full-mission solutions for classified, civil and commercial customers; situational awareness, optical networks and advanced wireless solutions for classified intelligence and cyber defense; avionic sensors, hardened electronics, release systems, data links and antennas supporting fixed wing and rotary platforms; and multi-spectral situational awareness, threat warning and countermeasures capabilities for electronic warfare solutions for airborne and maritime platforms. Space and Airborne Systems is comprised of a mix of L3 and Harris operating businesses, including nearly all of the operating businesses from Harris’ Space and Intelligence Systems segment for fiscal 2019 and Harris’ Electronic Systems segment for fiscal 2019, except (1) the maritime operating business noted above in the description of Integrated Mission Systems and (2) the mission networks ATM operating businesses noted below in the description of Aviation Systems.
Communication Systems provides tactical radio communications, SATCOM terminals and battlefield management networks for U.S. and international defense customers; broadband secured mobile networked communication equipment and integration; a full suite of helmet and weapon mounted integrated night vision systems for U.S. and international customers (L3’s night vision business); and radios, applications and equipment for critical public safety and professional communications. Communication Systems is comprised of a mix of L3 and Harris operating businesses, including the tactical communications and public safety and professional communications operating businesses from Harris’ Communication Systems segment for fiscal 2019.
Aviation Systems provides defense aviation products such as precision engagement sensors and systems, small UAVs, antennas and arrays, RF amplifiers and microwave electron devices; commercial aviation products such as airport security and detection solutions and airborne avionics products (for example, traffic collision avoidance and flight recorders); mission communications and networking solutions for air traffic management for the FAA and international air national service providers; and commercial and military pilot training and flight and maintenance simulation. Aviation Systems principally is comprised of L3 operating businesses, but includes the mission networks ATM operating business from Harris’ Electronic Systems segment for fiscal 2019.
International Business
Revenue from products and services where the end consumer is located outside the U.S., including foreign military sales through the U.S. Government, in fiscal 2019, 2018 and 2017 was $1.5 billion (22 percent of our revenue), $1.4 billion (23 percent of our revenue) and $1.5 billion (25 percent of our revenue), respectively. Most of our international sales were derived from our Communication Systems and Electronic Systems segments. Direct export sales are primarily denominated in U.S. Dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Financial information regarding our domestic and international operations, including long-lived assets, is contained in Note 24: Business Segments in the Notes and is incorporated herein by reference.
The majority of our historic international marketing activities have been conducted through subsidiaries that operated in Europe, the Middle East, Asia, Australia, Canada and Africa. We also have established international marketing organizations and several regional sales offices. For further information regarding our international subsidiaries, see Exhibit 21 of this Report.
Fiscal 2019 international revenue came from a large number of countries, and no single foreign country accounted for more than 5 percent of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried on an open account. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to remain competitive in international markets, we also sometimes enter into offset agreements or recourse or vendor financing arrangements to facilitate sales to certain customers.
We historically have utilized indirect sales channels, including dealers, distributors and sales representatives, in the marketing and sale of some lines of products and equipment, both domestically and internationally. These independent representatives may buy for resale or, in some cases, solicit orders from commercial or government customers for direct sales by us. Prices to the ultimate customer in many instances may be recommended or established by the independent representative and may be above or below our list prices. Our dealers and distributors generally receive a discount from our list prices and may mark up those prices in setting the final sales prices paid by the customer. Revenue from indirect sales channels represented approximately 10 percent of total revenue in each of fiscal 2019 and 2018 and 11 percent of total revenue in fiscal 2017. International revenue from indirect sales channels represented approximately 37 percent, 41 percent and 31 percent of total international revenue in fiscal 2019, 2018 and 2017, respectively.
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
Competition
We operate in highly competitive markets that are sensitive to technological advances. Many of our competitors in each of our markets are larger than we are and can maintain higher levels of expenditures for research and development. In each of our markets, we concentrate on the opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these markets are product quality and reliability; technological capabilities, including reliable, resilient and innovative cyber capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; the effectiveness of third-party sales channels in international markets; and cost-effectiveness. We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs. Our principal competitors include BAE Systems, Boeing, General Dynamics, Lockheed Martin, Motorola Solutions, Northrop Grumman, Raytheon and United Technologies.
Principal Customers; Government Contracts
The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, in fiscal 2019, 2018 and 2017 was approximately 77 percent, 75 percent and 74 percent, respectively. No other customer accounted for more than 5 percent of our revenue in fiscal 2019. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report. Our U.S. Government sales are predominantly derived from contracts with departments and agencies of, and prime contractors to, the U.S. Government. Most of the sales in our Electronic Systems and Space and Intelligence Systems segments are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default based on performance.
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
Our U.S. Government fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under our U.S. Government firm fixed-price contracts, we agree to perform a specific scope of work or sell a specific product for a fixed price and, as a result, benefit from cost savings and carry the burden of cost overruns. Under our U.S. Government fixed-price incentive contracts, we share with the U.S. Government both savings accrued for performance at less than target cost as well as costs incurred in excess of target cost up to a negotiated ceiling price, which is higher than the target cost, but carry the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, profit may also be adjusted up or down depending on whether specified performance objectives are met. Under our U.S. Government firm fixed-price and fixed-price incentive contracts, we generally receive from the U.S. Government either milestone payments totaling 100 percent of the contract price or monthly progress payments in amounts equaling 80 percent of costs incurred under the contract. The remaining amounts, including profits or incentive fees, are billed upon delivery and final acceptance of end items and deliverables under the contract. Our production contracts are mainly fixed-price contracts, and development contracts are generally cost-reimbursable contracts.

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
In addition, the U.S. Government recently has increased its focus on procurement process improvement initiatives and has implemented certain changes in its procurement practices. These developments may change the way U.S. Government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. Government, including the terms and conditions under which we do so, which may have an adverse impact to our business, financial condition, results of operations and cash flows. For example, contracts awarded under the DoD’s Other Transaction Authority for research and prototypes generally require cost-sharing and may not follow, or may follow only in part, standard U.S. Government contracting practices and terms, such as the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards.
For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Backlog
Total Company-wide funded backlog was approximately $5.8 billion and $5.2 billion at the end of fiscal 2019 and 2018, respectively. Company-wide total backlog, including unfunded backlog, was $8.3 billion at the end of fiscal 2019. The determination of backlog involves substantial estimating, particularly with respect to customer requirements contracts and development and production contracts of a cost-reimbursable or incentive nature. The level of order activity related to U.S. Government programs can be affected by timing of U.S. Government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others.
We define funded backlog as unfilled firm orders for products and services for which funding has been authorized and, in the case of U.S. Government customers, appropriated. We expect to recognize approximately half of the revenue associated with this backlog within the next twelve months and the substantial majority of the revenue associated with this backlog within the next three years. However, we can give no assurance of such fulfillment or that our funded backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control.
See Note 23: Backlog in the Notes for additional information about total Company-wide backlog.
Research and Development
Company-sponsored research and development (“R&D”) costs, which include R&D for commercial products and services and independent R&D related to government products and services, as well as concept formulation studies and technology development that occurs on certain bid and proposal efforts, in fiscal 2019, 2018 and 2017 were approximately $331 million, $311 million and $310 million, respectively. A portion of our independent R&D costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored R&D costs not otherwise allocable are charged to expense when incurred. Company-sponsored research is directed to the development of new products and services and to building technological capability in various markets.
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
Patents and Other Intellectual Property
We consider our patents and other intellectual property, in the aggregate, to constitute an important asset. We own a large portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property, including reliable, resilient and innovative cyber capabilities, and we routinely apply for new patents, trademarks and copyrights. We also license intellectual property to and from third parties. As of June 28, 2019, we held approximately 1,770

U.S. patents and 1,600 foreign patents, and had approximately 160 U.S. patent applications pending and 210 foreign patent applications pending. Unpatented research, development and engineering skills also make an important contribution to our business. Although our intellectual property rights in the aggregate are important to our business and the operations of our business segments, we do not consider our business or any business segment to be materially dependent on any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Report. With regard to certain patents, the U.S. Government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.
Environmental and Other Regulations
Our facilities and operations are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to waste and emissions. The applicable environmental laws and regulations are common within the industries and markets in which we operate and serve. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our financial condition, results of operations or cash flows. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. A portion of our environmental expenditures relates to businesses or operations we no longer own, but for which we have retained certain environmental liabilities. We did not spend material amounts on environmental-related capital projects in fiscal 2019, 2018 or 2017. Based on currently available information, we do not expect capital expenditures in the Fiscal Transition Period or over the next several years to protect the environment and to comply with current environmental laws and regulations, as well as to comply with current and pending climate control legislation, regulation, treaties and accords, to be material or to have a material impact on our competitive position or financial condition, but we can give no assurance that such expenditures will not exceed current expectations, and such expenditures may increase in future years. If future treaties, laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures.
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
Raw Materials and Supplies
Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials, such as electronic components, printed circuit boards, metals and plastics, needed for our operations and for our products. We are dependent on suppliers and subcontractors for a large number of components and subsystems and the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and to meet performance and quality specifications and delivery schedules. In some instances, we are dependent on one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. Although we have been affected by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products. On occasion, we have experienced component shortages from vendors as a result of natural disasters, or the RoHS environmental regulations in the European Union or similar regulations in other jurisdictions. These events or regulations may cause a spike in demand for certain electronic components, such as lead-free components, resulting in industry-wide supply chain shortages. As of June 28, 2019, these component shortages have not had a material adverse effect on our business. For further discussion of risks relating to subcontractors and suppliers, see “Item 1A. Risk Factors” of this Report.
Seasonality
We do not consider any material portion of our business to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of contract awards and the timing and availability of U.S.  Government funding, as well as the timing of product deliveries and customer acceptance.
Employees
We had approximately 18,200 employees at the end of fiscal 2019. Approximately 95 percent of our employees as of the end of fiscal 2019 were located in the U.S. A significant number of our employees possess a U.S. Government security clearance. We also utilize a number of independent contractors. As of the end of fiscal 2019, approximately 630 of our U.S. employees were working under collective bargaining agreements with labor unions and worker representatives. These collective bargaining agreements will be renegotiated at various times over the next three years as they expire. We have historically renegotiated these agreements without significant disruption to operating activities. Following the L3Harris Merger, we now have more employees working under collective bargaining agreements with labor unions and worker representatives. For certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.
Website Access to L3Harris Reports; Available Information
General.    We maintain an Internet website at https://www.l3harris.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section
13(a) or 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after these reports are electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). We also will provide the reports in electronic or paper form free of charge upon request to our Secretary at L3Harris Technologies, Inc., 1025 West NASA Boulevard, Melbourne, Florida 32919. We also make available free of charge on our website our annual report to shareholders and proxy statement. Our website and the information posted thereon are not incorporated into this Report or any current or other periodic report that we file with or furnish to the SEC. All reports we file with or furnish to the SEC also are available free of charge via the SEC’s electronic data gathering and retrieval, or EDGAR, system available through the SEC’s website at https://www.sec.gov.
Additional information relating to our business, including our business segments, is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
Corporate Governance Guidelines and Committee Charters.    We previously adopted Corporate Governance Guidelines, which are available on the Corporate Governance section of our website at https://www.l3harris.com/corporate-governance. In addition, the charters of each of the standing committees of our Board of Directors, namely, the Audit Committee, Compensation Committee, Finance Committee and Nominating and Governance Committee, are also available on the Corporate Governance section of our website. A copy of the charters is also available free of charge upon written request to our Secretary at L3Harris Technologies, Inc., 1025 West NASA Boulevard, Melbourne, Florida 32919.
Certifications.    We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Report. In addition, an annual CEO certification was submitted by our Chief Executive Officer to the NYSE in November 2018 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by L3Harris of the NYSE’s corporate governance listing standards.

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
We are highly dependent on sales to U.S. Government customers, primarily defense-related programs with the DoD and a broad range of programs with the U.S. intelligence community and other U.S. Government departments and agencies. The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, in fiscal 2019, 2018 and 2017 was approximately 77 percent, 75 percent and 74 percent, respectively. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government (in particular, the DoD) would significantly reduce our revenue and have an adverse impact on our business, financial condition, results of operations and cash flows.
Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. We expect that a majority of the business that we seek will be awarded through competitive bidding. The U.S. Government has increasingly relied on certain types of contracts that are subject to multiple competitive bidding processes, including multi-vendor IDIQ, GWAC, General Services Administration Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. We operate in highly competitive markets. Many of our competitors have greater financial resources than we do and may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split with competitors, as well as the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. The current competitive environment has resulted in an increase of bid protests from unsuccessful bidders, which typically extends the time until work on a contract can begin. Following any contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding.
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
Over its lifetime, a U.S. Government program may be implemented by the award of many different individual contracts and subcontracts. The funding of U.S. Government programs is subject to Congressional appropriations. In recent years, U.S.
Government appropriations have been affected by larger U.S. Government budgetary issues and related legislation. Although multi-year contracts may be authorized and appropriated in connection with major procurements, Congress generally appropriates funds on a government fiscal year basis. Procurement funds are typically made available for obligation over the course of one to three years. Consequently, programs often initially receive only partial funding, and additional funds are obligated only as Congress authorizes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual appropriations process ultimately approved by Congress and the President or in separate supplemental appropriations or continuing resolutions, as applicable. The termination of funding for a U.S. Government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.
Generally, U.S. Government contracts are subject to oversight audits by U.S. Government representatives. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenue based on costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments, and we may be required to materially reduce our revenue or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines or suspension or debarment from U.S. Government contracting or subcontracting for a period of time.
In addition, U.S. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience upon payment only for work done and commitments made at the time of termination. For some contracts, we are a subcontractor and not the prime contractor, and in those arrangements, the U.S. Government could terminate the prime contractor for convenience without regard for our performance as a subcontractor. We can give no assurance that one or more of our U.S. Government contracts will not be terminated under those circumstances. Also, we can give no assurance that we would be able to procure new contracts to offset the revenue or backlog lost as a result of any termination of our U.S. Government contracts. Because a significant portion of our revenue is dependent on our performance and payment under our U.S. Government contracts, the loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations and cash flows.
Our U.S. Government business also is subject to specific procurement regulations and a variety of socioeconomic and other requirements. These requirements, although customary in U.S. Government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, the U.S. Government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices. These initiatives and changes to procurement practices may change the way U.S. Government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. Government, including the terms and conditions under which we do so, which may have an adverse impact our business, financial condition, results of operations and cash flows. For example, contracts awarded under the DoD’s Other Transaction Authority for research and prototypes generally require cost-sharing and may not follow, or may follow only in part, standard U.S. Government contracting practices and terms, such as the FAR and Cost Accounting Standards.
Failure to comply with applicable regulations and requirements could lead to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment from U.S. Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws and regulations, including those related to procurement integrity, export control (including International Traffic in Arms Regulations (“ITAR”)), U.S. Government security, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. Government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. Government contracts.
The U.S. Government’s budget deficit and the national debt, as well as any inability of the U.S. Government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse impact on our business, financial condition, results of operations and cash flows.
Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. Government, what challenges budget reductions will present for the defense industry and whether annual appropriations bills for all agencies will be enacted for U.S. Government fiscal 2020. The U.S. Government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways, including the following:

•	The U.S. Government could reduce or delay its spending on, or reprioritize its spending away from, the government programs in which we participate;

•
U.S. Government spending could be impacted by alternate arrangements to sequestration, which increases the uncertainty as to, and the difficulty in predicting, U.S. Government spending priorities and levels; and

•
We may experience declines in revenue, profitability and cash flows as a result of reduced or delayed orders or payments or other factors caused by economic difficulties of our customers and prospective customers, including U.S. Federal, state and local governments.

Furthermore, we believe continued budget pressures could have serious negative consequences for the security of the U.S., the defense industrial base and the customers, employees, suppliers, investors and communities that rely on companies in the defense industrial base. Budget and program decisions made in this environment would have long-term implications for L3Harris and the entire defense industry.
We could be negatively impacted by a security breach, through cyber attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our IT networks and related systems or of those we operate for certain of our customers.
We face the risk, as does any company, of a security breach, whether through cyber attack, cyber intrusion or insider threat via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or with access to systems inside our organization, threats to the physical security of our facilities and employees or other significant disruption of our IT networks and related systems or those of our suppliers or subcontractors. We face an added risk of a security breach or other significant disruption of the IT networks and related systems that we develop, install, operate and maintain for certain of our customers, which may involve managing and protecting information relating to national security and other sensitive government functions or personally identifiable or protected health information. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, is persistent and substantial as the volume, intensity and sophistication of attempted attacks, intrusions and threats from around the world remain elevated and unlikely to diminish. As an advanced technology-based solutions provider, and particularly as a government contractor with access to national security or other sensitive government information, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks and related systems and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. We make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems and have implemented various measures to manage the risk of a security breach or disruption. Our efforts and measures have not been entirely effective in the case of every cyber security incident, but no incident has had a material negative impact on us to date. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and cyber intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks due to the nature of our business and the industries in which we operate. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Thus, it is impossible for us to entirely mitigate this risk, and there can be no assurance that future cyber security incidents will not have a material negative impact on us. A security breach or other significant disruption involving these types of information and IT networks and related systems could:

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

•	Compromise national security and other sensitive government functions;

•	Require significant management attention and resources to remedy the damages that result;

•	Result in costs which exceed our insurance coverage and/or indemnification arrangements;

•	Subject us to claims for contract breach, damages, credits, penalties or termination; and

•	Damage our reputation with our customers (particularly agencies of the U.S. Government) and the general public.
We must also rely on the safeguards put in place by customers, suppliers, vendors, subcontractors or other third parties to minimize the impact of cyber threats, other security threats or business disruptions. These third parties may have varying levels of cybersecurity expertise and safeguards, and their relationships with government contractors, such as L3Harris, may increase the likelihood that they are targeted by the same cyber threats we face. In the event of a breach affecting these third parties, our business and financial results could suffer materially. With respect to our commercial arrangements with these third parties, we have processes designed to require that the third parties and their employees and agents agree to maintain certain standards for the storage, protection and transfer of confidential, personal and proprietary information. However, we remain at risk of a data breach due to the intentional or unintentional non-compliance by a third party’s employee or agent, the breakdown of a third party’s data protection processes, which may not be as sophisticated as ours, or a cyber attack on a third party’s information network and systems.
Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations and cash flows.
Our ability to successfully manage ongoing business and organizational changes could impact our business results.
We have recently undergone several significant business and organizational changes, including the L3Harris Merger. In addition, competition to retain or recruit talent can be heightened during a time when we are experiencing significant changes. Effectively managing these business and organizational changes is critical to retaining talent, servicing customers and our business success overall. The failure to effectively manage such changes could adversely impact our business or financial results.

Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts. In particular, our fixed-price contracts could subject us to losses in the event of cost overruns or a significant increase in inflation.
We generate revenue through various fixed-price, cost-plus and time-and-material contracts. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business - Principal Customers; Government Contracts” of this Report. For a description of our revenue recognition policies, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates - Revenue Recognition” of this Report.
In fiscal 2019, approximately 73 percent of Harris’ revenue was derived from fixed-price contracts which allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, particularly for firm fixed-price contracts because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increase in inflation in the U.S. or other countries, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Cost overruns could have an adverse impact on our financial results. The potential impact of such risk on our financial results would increase if the mix of our contracts and programs shifted toward a greater percentage of fixed-price contracts, particularly firm fixed-price contracts.
In fiscal 2019, approximately 27 percent of Harris’ revenue was derived from cost-plus and time-and-material contracts. Substantially all of our cost-plus contracts and time-and-material contracts are with U.S. Government customers, while sales to foreign government and commercial customers are generally transacted under fixed-price sales arrangements and are included in our fixed-price contract sales. For a cost-plus contract, we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels established by our customers. On a time-and-material contract, we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (which include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Therefore, on cost-plus and time-and-material type contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.
We use estimates in accounting for many of our programs, and changes in our estimates could adversely affect our future financial results.
Accounting for our contracts requires judgment relative to assessing risks, including risks associated with customer directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters, judgments associated with estimating contract revenue and costs and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding: (i) the length of time to complete the contract because costs also include expected increases in wages and prices for materials; (ii) whether contracts should be accounted for as having one or more performance obligations based on the goods and services promised to the customer; (iii) incentives or penalties related to performance on contracts in estimating revenue and profit rates, and recording them when there is sufficient information for us to assess anticipated performance; and (iv) estimates of award fees in estimating revenue and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes involved in accounting for our contracts, materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition. For additional information regarding our critical accounting policies and estimates applicable to our accounting for our contracts, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” of this Report.
We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.
We are dependent on sales to customers outside the U.S. The percentage of our total revenue represented by revenue from products, systems and services where the end consumer is located outside the U.S., including foreign military sales through the U.S. Government, in fiscal 2019, 2018 and 2017 was 22 percent, 23 percent and 25 percent, respectively. Approximately 18 percent of our international business in fiscal 2019 was transacted in local currency. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is from, and a significant portion of our business activity is being conducted with or in, less-developed countries and sometimes countries with unstable governments, or in areas of military conflict or at military installations. Other risks of doing business internationally include:

•	Currency exchange controls, fluctuations of currency and currency revaluations;

•
The laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting the activities of U.S. companies abroad, including the Foreign Corrupt Practices Act (“FCPA”);

•	Import and export licensing requirements and regulations, including ITAR, as well as unforeseen changes in export controls and other trade regulations;

•	Changes in regulatory requirements, including business or operating license requirements, imposition of tariffs or embargoes;

•	Uncertainties and restrictions concerning the availability of funding, credit or guarantees;

•	Risk of non-payment or delayed payment by foreign governments;

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
A substantial portion of our current and retired employee population is covered by defined benefit pension and other postretirement defined benefit plans (collectively, “defined benefit plans”). We may experience significant fluctuations in costs related to defined benefit plans as a result of macro-economic factors, such as interest rates, that are beyond our control. The cost of our defined benefit plans is incurred over long periods of time and involves various factors and uncertainties during those periods that can be volatile and unpredictable, including the rates of return on defined benefit plan assets, discount rates used to calculate liabilities and expenses, mortality of plan participants and trends for future medical costs. We develop our assumptions using relevant plan experience and expectations in conjunction with market-related data. These assumptions and other actuarial assumptions may change significantly due to changes in economic, legislative, and/or demographic experience or circumstances. Our financial condition and results of operations could be materially affected by significant changes in key economic indicators, financial market volatility, future legislation and other governmental regulatory actions.
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
U.S. Government Cost Accounting Standards (“CAS”) govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. Government. As a result, we expect to continue to seek reimbursement from the U.S. Government for a portion of our postretirement costs and plan contributions; however, pension plan cost recoveries under our U.S. Government contracts may occur in different periods from when those pension costs are recognized for financial statement purposes or when pension funding is made. These timing differences could have a material adverse effect on our cash flows.
On December 27, 2011, the U.S. Government’s Cost Accounting Standards Board published a final rule that harmonizes CAS pension cost reimbursement rules with the Pension Protection Act of 2006 (“PPA”) funding requirements. The rule is expected to eventually mitigate the mismatch between CAS costs and PPA-amended Employee Retirement Income Security Act of 1974 (“ERISA”) minimum funding requirements and result in an acceleration of allowable CAS pension costs as compared to the prior rules. The final rule included a five-year phase in. We anticipate that government contractors will be entitled to an equitable adjustment for any additional CAS contract costs resulting from the final rule, although we can give no assurances in this regard.
We may not be successful in obtaining the necessary export licenses to conduct certain operations abroad, and Congress may prevent proposed sales to certain foreign governments.
We must first obtain export and other licenses and authorizations from various U.S. Government agencies before we are permitted to sell certain products and technologies outside of the U.S. For example, the U.S. Department of State must notify Congress at least 15 to 60 days, depending on the size and location of the proposed sale, prior to authorizing certain sales of defense equipment and services to foreign governments. During that time, Congress may take action to block the proposed sale. We can give no assurance that we will continue to be successful in obtaining the necessary licenses or authorizations or that Congress will not prevent or delay certain sales. Our ability to obtain these licenses and authorizations timely or at all is subject to risks and uncertainties, including changing U.S. Government policies or laws or delays in Congressional action due to geopolitical and other factors. If we are not successful in obtaining or maintaining the necessary licenses or authorizations in a timely manner, our sales relating to those approvals may be reversed, prevented or delayed, and any significant impairment of our ability to sell products or technologies outside of the U.S. could negatively impact our business, financial condition, results of operations and cash flows.
Disputes with our subcontractors or the inability of our subcontractors to perform, or our key suppliers to timely deliver our components, parts or services, could cause our products, systems or services to be produced or delivered in an untimely or unsatisfactory manner.
We engage subcontractors on many of our contracts. We may have disputes with our subcontractors, including regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract or subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our products, systems and services that we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components, subsystems and services that we require. Tariffs recently imposed on certain materials and other trade issues may create or exacerbate existing materials shortages and may result in further supplier business closures. Our supply chain could also be disrupted by external events, such as natural disasters or other significant disruptions (including extreme weather conditions, medical epidemics, acts of terrorism, cyber attacks and labor disputes), governmental actions and legislative or regulatory changes, including product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards, or availability constraints from increased demand from customers. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products, systems and services to our customers. We can give no assurances that we will be free from disputes with our subcontractors; material supply constraints or problems; or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and could harm our business, financial condition, results of operations and cash flows. In addition, in connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. Government and we rely on our subcontractors and suppliers to comply with applicable laws, regulations and other requirements regarding procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials, including parts or materials they supply to us, and in some circumstances, we rely on their certifications as to their compliance. From time to time, there are components for which there may be only one supplier, which may be unable to meet our needs. Each of these subcontractor and supplier risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.
We have implemented compliance controls, training, policies and procedures designed to prevent and detect reckless or criminal acts from being committed by our employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, such as the FCPA, the protection of export controlled or classified information, such as ITAR, false claims, procurement integrity, cost accounting and billing, competition, information security and data privacy and the terms of our contracts. This risk of improper conduct may increase as we continue to grow and expand our operations. We cannot ensure, however, that our controls, training, policies and procedures will prevent or detect all such reckless or criminal acts, and we have been adversely impacted by such acts in the past. If not prevented, such reckless or criminal acts could subject us to civil or criminal investigations, monetary and non-monetary penalties and suspension and debarment by the U.S. Government and could have a material adverse effect on our ability to conduct business, our results of operations and our reputation. In addition, misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation and could adversely impact our ability to continue to contract with the U.S. Government.
Our future success will depend on our ability to develop new products, systems, services and technologies that achieve market acceptance in our current and future markets.
Our businesses are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our performance depends on a number of factors, including our ability to:

•	Identify market needs and growth opportunities;

•	Identify emerging technological trends in our current and target markets;

•	Identify additional uses for our existing technology to address customer needs;

•	Develop and maintain competitive products, systems, services and technologies;

•	Enhance our offerings by adding innovative hardware, software or other features that differentiate our products, systems, services and technologies from those of our competitors;

•	Develop, manufacture and bring to market cost-effective offerings quickly;

•	Enhance product designs for export and releasability to international markets; and

•	Effectively structure our businesses to reflect the competitive environment, including through the use of joint ventures, collaborative agreements and other forms of alliances.
We believe that, in order to remain competitive in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products, systems, services and technologies, which will require the investment of significant financial resources. In the past, we have allocated substantial funds for such investments through customer funded and internal research and development, acquisitions or other teaming arrangements. This practice will continue to be required in the future, but we may not be able to successfully identify new opportunities and may not have the necessary financial resources to develop new products. systems, services and technologies in a timely or cost-effective manner. Furthermore, the need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products, systems, services or technologies. Due to the design complexity of some of our products, systems, services and technologies, we may experience delays in completing development and introducing new products, systems, services or technologies in the future. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products, systems, services or technologies will develop as we currently anticipate, that we will be successful in newly identified markets as we currently anticipate, or that acquisitions, joint ventures or other teaming arrangements we may enter into to pursue developing new products, systems, services or technologies will be successful. The failure of our products, systems, services or technologies to gain market acceptance could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products, systems, services or technologies that gain market acceptance in advance of our products, systems, services or technologies, or that our competitors will not develop new products, systems, services or technologies that cause our existing products, systems, services or technologies to become non-competitive or obsolete, which could adversely affect our results of operations. The future direction of the domestic and global economies, including its impact on customer demand, also will have a significant impact on our overall performance.
We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.
We participate in U.S. and international markets that are subject to uncertain economic conditions. In particular, U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including sequestration and potential alternative funding arrangements. In addition, certain of our non-U.S. customers, including in the Middle East and other oil or natural gas-producing countries, could be adversely affected by weakness or volatility in oil or natural gas prices, or negative expectations about future prices or volatility, which could adversely affect demand for tactical communications, electronic systems or other products, systems, services or technologies. As a result, it is difficult to estimate the level of growth in the markets in which we participate. Because all components of our budgeting and forecasting are dependent on estimates of growth in the markets we serve, the uncertainty renders estimates of or guidance relating to future revenue, income and expenditures even more difficult. As a result, we may make significant investments and expenditures but never realize the anticipated benefits.
We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.
Ongoing instability and current conflicts in global markets, including in the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geo-political events throughout the world, including new or increased tariffs and potential trade wars and the pending voluntary exit of the United Kingdom from the European Union (commonly referred to as “Brexit”), have created economic and political uncertainties and impacts that could have a material adverse effect on our business, operations and profitability. These matters cause uncertainty in the world’s financial and insurance markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate. If credit in financial markets outside of the U.S. tightened, it could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products, systems and services or impact the ability of our customers to make payments. These matters may cause us to incur increased costs or experience difficulty with future borrowings under our commercial paper program or credit facilities or in the debt markets, or otherwise with financing our operating, investing (including any future acquisitions) or financing activities. These matters also may cause our insurance coverages and performance bonds to increase in cost, or in some cases, to be unavailable altogether.
We continue to monitor Brexit and its potential impact on our results of operations and financial condition. Volatility in foreign currencies is expected to occur as the United Kingdom exits from the European Union. If the United Kingdom's membership in the European Union terminates without an agreement, there could be increased costs from re-imposition of tariffs on trade between the United Kingdom and European Union, shipping delays because of the need for customs inspections and procedures and shortages of certain goods. The United Kingdom will also need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. This potential scenario is usually referred to as a “hard Brexit.” In the case of a hard Brexit, our exposure to disruptions to our supply chain, the imposition of tariffs and currency devaluation in the United Kingdom could have an adverse impact on our consolidated revenue, earnings and cash flow. Harris generated 1 percent of its fiscal 2019 net revenues in the United Kingdom, and L3 generated 6 percent of its calendar year 2018 net revenues in the United Kingdom.
Strategic transactions, including mergers, acquisitions and divestitures, involve significant risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows.
Strategic mergers, acquisitions and divestitures we have made in the past and may make in the future present significant risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows, which include:

•
Difficulty in identifying and evaluating potential mergers and acquisitions, including the risk that our due diligence does not identify or fully assess valuation issues, potential liabilities or other merger or acquisition risks;

•
Difficulty and expense in integrating newly merged or acquired businesses and operations, including combining product and service offerings, and in entering into new markets in which we are not experienced, in an efficient and cost-effective manner while maintaining adequate standards, controls and procedures, and the risk that we encounter significant unanticipated costs or other problems associated with integration;

•	Difficulty and expense in consolidating and rationalizing IT infrastructure, which may include multiple legacy systems from various mergers and acquisitions and integrating software code;

•	Challenges in achieving strategic objectives, cost savings and other benefits expected from mergers and acquisitions;

•	Risk that our markets do not evolve as anticipated and that the strategic mergers, acquisitions and divestitures do not prove to be those needed to be successful in those markets;

•
Risk that we assume or retain, or that companies we have merged with or acquired have assumed or retained or otherwise become subject to, significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties;

•	Risk that indemnification related to businesses divested or spun off that we may be required to provide or otherwise bear may be significant and could negatively impact our business;

•
Risk that mergers, acquisitions, divestitures, spin offs and other strategic transactions, including the L3Harris Merger, fail to qualify for the intended tax treatment for U.S. Federal income tax purposes, such as a tax-free reorganization in the case of the L3Harris Merger;

•
Risk that we are not able to complete strategic divestitures on satisfactory terms and conditions, including non-competition arrangements applicable to certain of our business lines, or within expected timeframes;

•	Potential loss of key employees or customers of the businesses merged with or acquired or to be divested; and

•	Risk of diverting the attention of senior management from our existing operations.
The outcome of litigation or arbitration in which we are involved from time to time is unpredictable, and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations and cash flows.
The size, nature and complexity of our business make us susceptible to investigations, claims, disputes, enforcement actions, litigation and other legal proceedings, particularly those involving governments. From time to time, we are defendants in a number of litigation matters and are involved in a number of arbitration matters. These actions may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these or new matters will be favorable to us. Although we maintain insurance policies, these policies may not be adequate to protect us from all material judgments and expenses related to current or future claims and may not cover the conduct that is the subject of the litigation or arbitration. Desired levels of insurance may not be available in the future at economical prices or at all. In addition, we believe that while we have valid defenses with respect to legal matters pending against us, the results of litigation or arbitration can be difficult to predict, including litigation involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation or arbitration matter may be wrong. A significant judgment or arbitration award against us arising out of any of our current or future litigation or arbitration matters could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.
We are subject to government investigations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.
U.S. Government contractors are subject to extensive legal and regulatory requirements, including ITAR and FCPA, and from time to time agencies of the U.S. Government investigate whether we have been and are operating in accordance with these requirements. We may cooperate with the U.S. Government in those investigations. Under U.S. Government regulations, an indictment of L3Harris by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in us being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges, which could have a material adverse effect on our results of operations and cash flows. A conviction, or an administrative finding against us that satisfies the requisite level of seriousness, could result in debarment from contracting with the U.S. Government for a specific term, which could have a material adverse effect on our results of operations and cash flows.
Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
Many of the markets we serve are characterized by vigorous protection and pursuit of intellectual property rights, which often has resulted in protracted and expensive litigation. Our efforts to gain awards of contracts and ensure a competitive position in the market depends in part on our ability to ensure that our intellectual property is protected, that our intellectual property rights are not diluted or subject to misuse, and that we are able to license certain third party intellectual property on reasonable terms. Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and we may be found to be infringing or to have infringed directly or indirectly upon those intellectual property rights. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. There can be no assurance that any of our patents and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products, services and solutions. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements to establish and protect our intellectual property rights. In addition, the laws concerning intellectual property vary among nations and the protection provided to our intellectual property by the laws and courts of foreign nations may differ from those of the U.S. If we fail to successfully protect and enforce these rights, our competitive position could suffer. Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage. We may be required to spend significant resources to monitor and enforce our intellectual property rights. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business.We may not be able to detect infringement and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies.
Our commercial aviation products, systems and services business (a portion of L3’s business prior to the L3Harris Merger) is affected by global demand and economic factors that could negatively impact our financial results.
As a result of the L3Harris Merger, we now have commercial aviation products, systems and services business. The operating results of our commercial aviation products, systems and services business may be adversely affected by downturns in the global demand for air travel which impacts new aircraft production and orders, and global flying hours, which impacts air transport, regional and business aircraft utilization rates and pilot training needs. The aviation industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies and is impacted by long-term trends in airline passenger and cargo traffic. The results of our commercial aviation business also depend on other factors, including general economic growth, political stability in both developed and emerging markets, pricing pressures, trends in capital goods markets and changes in original equipment manufacturer production rates.

We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.
We are exposed to liabilities that are unique to the products, systems and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain of the defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, electronic warfare systems, space superiority systems, C4ISR systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. Other examples of unforeseen problems that could result, either directly or indirectly, in the loss of life or property or otherwise negatively affect revenue and profitability include loss on launch of spacecraft, premature failure of products that cannot be accessed for repair or replacement, problems with quality and workmanship, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. In addition, problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements. In many circumstances, we may receive indemnification from the U.S. Government. We generally do not receive indemnification from foreign governments. Although we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible for us to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of U.S. Government indemnity and our insurance coverage would harm our financial condition, results of operations and cash flows. Other factors that may affect revenue and profits include loss of follow-on work, and, in the case of certain contracts, liquidated damages, penalties and repayment to the customer of contract cost and fee payments we previously received. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.
Changes in our effective tax rate may have an adverse effect on our results of operations.
Our future effective tax rate may be adversely affected by a number of factors including:

•	The jurisdictions in which profits are determined to be earned and taxed;

•	Adjustments to estimated taxes upon finalization of various tax returns;

•
Increases in expenses not fully deductible for tax purposes, including write-offs of acquired in-process R&D and impairment of goodwill or other long-term assets in connection with mergers or acquisitions;

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
At the end of fiscal 2019, Harris had $3.4 billion in aggregate principal amount of outstanding debt and approximately $1.2 billion of unfunded defined benefit plans liability. In addition, we assumed $3.4 billion in aggregate principal amount of outstanding debt in connection with the L3Harris Merger and expect our unfunded defined benefit plans liability will increase substantially when we complete our initial accounting for the L3Harris Merger during the Fiscal Transition Period. In the future we may increase our borrowings; however, our ability to do so will be subject to limitations imposed on us by our debt agreements. Our ability to make payments on and to refinance our indebtedness as well as any future debt that we may incur and our ability to make contributions to our unfunded defined benefit plans liability, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due or make contributions to our unfunded defined benefit plans liability, we may be forced to sell assets or take other disadvantageous actions, including reducing financing in the future for working capital, capital expenditures and general corporate purposes; reducing our cash dividend rate and/or share repurchases; or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the defense technology industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.

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
Our operations are subject to various U.S. Federal, state and local, as well as certain foreign, environmental laws and regulations within the countries in which we operate relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in our operations. In addition, we could be affected by future environmental laws or regulations, including, for example, new restrictions on materials used in our operations, or future regulations imposed or claims asserted in response to concerns over climate change, other aspects of the environment or natural resources. Compliance with current and future environmental laws and regulations may require significant operating and capital costs. Environmental laws and regulations may authorize substantial fines and criminal sanctions as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations related to remediation of conditions in the environment. In addition, if violations of environmental laws result in us, or in one or more of our operations, being identified as an excluded party in the U.S. Government’s System for Award Management, then we or one or more of our operations would become ineligible to receive certain contracts, subcontracts and other benefits from the Federal government or to perform work under a government contract or subcontract. Generally, such ineligibility would continue until the basis for the listing has been appropriately addressed. Developments such as the adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments under previously priced contracts, or financial insolvency of other responsible parties could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
From time to time, we acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, such assumptions and judgment may prove to have been inaccurate and unforeseen issues could arise, which could adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. As of June 28, 2019, we had goodwill of $5.3 billion recorded in our Consolidated Balance Sheet and we expect the amount of recorded goodwill and other intangible assets will increase substantially when we complete our initial accounting for the L3Harris Merger during the Fiscal Transition Period. We evaluate the recoverability of recorded goodwill annually, as well as when we change reporting units and when events or circumstances indicate there may be an impairment. The impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition. For additional information on accounting policies we have in place for impairment of goodwill, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 1: Significant Accounting Policies and Note 9: Goodwill in the Notes.
We must attract and retain key employees, and any failure to do so could seriously harm us.
Our future success depends to a significant degree upon the continued contributions of our management and our ability to attract and retain highly qualified management and technical personnel, including employees who have U.S. Government security clearances, particularly clearances of top-secret and above. To the extent that the demand for qualified personnel exceeds supply, as has been the case from time to time in recent years, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet. Failure to attract and retain such personnel would damage our future prospects.
Some of our workforce is represented by labor unions, so our business could be harmed in the event of a prolonged work stoppage.
At the end of fiscal 2019, approximately 630 of Harris’ U.S. employees were unionized, which represented approximately 3 percent of Harris’ employee-base. Following the L3Harris Merger, we now have more employees working under collective bargaining agreements with labor unions and worker representatives. If we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Union actions at suppliers can also affect us. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor collective bargaining agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture products or provide services on a timely basis, which could negatively impact our business, financial condition, results of operations and cash flows.

Risks Relating to Integration Following the L3Harris Merger
We may fail to realize all of the anticipated benefits of the L3Harris Merger or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the businesses.
Our ability to realize the anticipated benefits of the L3Harris Merger will depend, to a large extent, on our ability to integrate the businesses. The combination of independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integration activities. The integration process may disrupt the businesses and, if implemented ineffectively, could restrict the realization of the full benefits anticipated. The failure to meet the challenges involved in integrating the businesses and to realize the anticipated benefits of the L3Harris Merger could cause an interruption of or a loss of momentum in our activities and could adversely affect our results of operations. In addition, the overall integration may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships, and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management’s attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the combination;

•	difficulties in the integration of operations and systems;

•	conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the companies;

•	difficulties in the assimilation of employees;

•	difficulties in managing the expanded operations of a significantly larger and more complex company;

•	difficulties in establishing effective uniform controls, systems, procedures and policies for the combined company;

•	challenges in keeping existing customers and obtaining new customers;

•	challenges in attracting and retaining key personnel; and

•	coordinating a geographically dispersed organization.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if our operations are integrated successfully, the full benefits of the L3Harris Merger may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration. All of these factors could cause dilution to our earnings per share, decrease or delay the expected benefits of the L3Harris Merger and negatively impact the price of our stock. As a result, we can give no assurances that the L3Harris Merger will result in the realization of the full benefits anticipated.

Certain business uncertainties arising from the L3Harris Merger could adversely affect our businesses and operations.
Uncertainties about the effect of the L3Harris Merger on employees, customers, suppliers, business partners and other persons with whom we have a business relationship may have an adverse effect on us. During times of significant change and uncertainty such as the period following the L3Harris Merger, customers, suppliers, business partners and other persons with whom we have a business relationship may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships with us, or take other actions as a result of the L3Harris Merger that could negatively affect our revenues, earnings and cash flows, as well as the market price of our securities. Our ability to raise additional capital through the debt markets, and the associated borrowing costs, may also be negatively impacted. Any such effects could limit our ability to achieve the anticipated benefits of the L3Harris Merger. These uncertainties about the effect of the L3Harris Merger may also impair our ability to attract, retain and motivate key personnel. Employee retention may be challenging, as certain employees may experience uncertainty about their future roles or may be dissatisfied with their new roles. If key employees depart, our business could be materially harmed. If key employees join a competitor or form a new competitor, existing and potential clients could choose to use the products or services of that competitor instead of our products or services.
We have incurred and will incur direct and indirect costs as a result of the L3Harris Merger.
We have incurred substantial expenses in connection with completing the L3Harris Merger and expect to incur substantial expenses in connection with coordinating and integrating the businesses, operations, policies and procedures of the combined companies. While we have assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these transaction and coordination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our financial condition and results of operation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
We have no unresolved comments from the SEC.

ITEM 2.	PROPERTIES.
Our principal executive offices are located at owned facilities in Melbourne, Florida. As of June 28, 2019, we operated approximately 171 locations in the U.S., Canada, Europe, the Middle East, Asia, Australia and South America, consisting of approximately 10 million square feet of manufacturing, administrative, R&D, warehousing, engineering and office space, of which we owned approximately 7 million square feet and leased approximately 3 million square feet. There are no material encumbrances on any of our owned facilities. Our leased facilities are, for the most part, occupied under leases for remaining terms ranging from one month to 10 years, a majority of which can be terminated or renewed at no longer than 5-year intervals at our option. As of June 28, 2019, we had major operations at the following locations:
Communication Systems — Rochester, New York; Lynchburg and Roanoke, Virginia; Sunrise, Florida; Pinkenba, Australia; and Basingstoke and Farnborough, United Kingdom.
Electronic Systems — Palm Bay, Malabar and Melbourne, Florida; Clifton, New Jersey; Van Nuys, California; Herndon, Virginia; Salt Lake City, Utah; and Amityville, New York.
Space and Intelligence Systems — Palm Bay and Melbourne, Florida; Rochester, New York; Vandenberg, California; Colorado Springs, Colorado; and Fort Wayne, Indiana.
Corporate — Melbourne, Florida.

The following is a summary of the approximate floor space of our offices and facilities in productive use, by segment, at June 28, 2019:

Segment	Approximate Total Sq. Ft. Owned	Approximate Total Sq. Ft. Leased	Approximate Total Sq. Ft.

	(In millions)
Communication Systems	1.5	0.5	2.0
Electronic Systems	2.0	1.4	3.4
Space and Intelligence Systems	2.6	1.0	3.6
Corporate	0.4	0.2	0.6
Total	6.5	3.1	9.6
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
Following the completion of the L3Harris Merger, the number of our leased and owned offices and facilities significantly increased.

ITEM 3.	LEGAL PROCEEDINGS.
General.    From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At June 28, 2019, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 28, 2019 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
Tax Audits.    Our tax filings are subject to audit by taxing authorities in jurisdictions where we conduct or conducted business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or ultimately through legal proceedings. We believe we have adequately accrued for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different from the amounts recorded in our Consolidated Financial Statements. See Note 22: Income Taxes in the Notes for additional information regarding audits and examinations by taxing authorities of our tax filings.
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
Generally, U.S. Government contracts are subject to procurement laws and regulations, including the FAR, which outline uniform policies and procedures for acquiring goods and services by the U.S. Government, and specific agency acquisition regulations that implement or supplement the FAR, such as the Defense Federal Acquisition Regulation Supplement. As a

U.S. Government contractor, our contract costs are audited and reviewed on a continuing basis by the Defense Contract Audit Agency (“DCAA”). The DCAA also reviews the adequacy of, and a U.S. Government contractor’s compliance with, the contractor’s business systems and policies, including the contractor’s property, estimating, compensation and management information systems. In addition to these routine audits, from time to time, we may, either individually or in conjunction with other U.S. Government contractors, be the subject of audits and investigations by other agencies of the U.S. Government. These audits and investigations are conducted to determine if our performance and administration of our U.S. Government contracts are compliant with applicable contractual requirements and procurement and other applicable Federal laws and regulations, including ITAR and FCPA. These investigations may be conducted with or without our knowledge or cooperation. We are unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against us or our officers or employees. Under present U.S. Government procurement laws and regulations, if indicted or adjudged in violation of procurement or other Federal laws, a contractor, such as us, or one or more of our operating divisions or subdivisions, could be subject to fines, penalties, repayments, or compensatory or treble damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for a period of time to be determined by the U.S. Government. Suspension or debarment would have a material adverse effect on us because of our reliance on U.S. Government contracts. In addition, our export privileges could be suspended or revoked, which also would have a material adverse effect on us. For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors” of this Report.
International.    As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under U.S. export control laws (such as ITAR), the FCPA and other similar U.S. and international laws.
Environmental Matters.    We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice, Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis, of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the lower 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of environmental claims, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims in existence at June 28, 2019 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The name, age, position held with us, and principal occupation and employment during at least the past five years for each of our executive officers as of August 19, 2019, were as follows:

Name and Age	Position Currently Held and Past Business Experience
William M. Brown, 56
Chairman and Chief Executive Officer since June 29, 2019. Chairman, President and Chief Executive Officer from April 2014 to June 2019. President and Chief Executive Officer from November 2011 to April 2014. Formerly with United Technologies Corporation (“UTC”), as Senior Vice President, Corporate Strategy and Development from April 2011 to October 2011; as President of UTC’s Fire & Security division from 2006 to 2011; and in U.S. and international roles at UTC’s Carrier Corporation from 2000 to 2006, including President of the Carrier Asia Pacific Operations; and as Director, Corporate Strategy and Business Development from 1997 to 2000. Before joining UTC in 1997, Mr. Brown worked for McKinsey & Company as a senior engagement manager, and prior to that, at Air Products and Chemicals, Inc. as a project engineer.

Todd W. Gautier, 55
President, Aviation Systems since June 29, 2019. Served with L3 as Senior Vice President and President of Electronic Systems Segment from March 2017 to June 2019; as President of Precision Engagement and Training Sector from January 2014 to March 2017; as President of Precision Engagement Sector from January 2010 to January 2014; and as Vice President of Business Development and Strategy for the Sensors and Simulation Group from January 2005 to January 2010. Before joining L3 in 2001, Mr. Gautier served in the U.S. Navy for 15 years as a Strike/Fighter Pilot; was Vice President of Navy Operations for BGI, LLC; and worked for United Airlines as a flight crew member.

James P. Girard, 43
Vice President and Chief Human Resources Officer since June 29, 2019. Vice President, Human Resources from July 2015 to June 2019. Vice President, Human Resources - Government Communications Systems from May 2014 to June 2015. Before joining L3Harris in May 2014, Mr. Girard worked for UTC, as Vice President, Human Resources at Sikorsky Aircraft from February 2014 to April 2014; as Director, Talent Resources from November 2011 to January 2014; as Vice President, Human Resources at UTC’s Global Fire Products from June 2010 to October 2011; and served in various Human Resources roles from 1995 to 2010.

Christopher E. Kubasik, 58
Vice Chairman, President and Chief Operating Officer since June 29, 2019. Served with L3, as Chairman, Chief Executive Officer and President from May 2018 to June 2019; as Chief Executive Officer and President from January 2018 to May 2018; and as President and Chief Operating Officer from October 2015 to December 2017. Before joining L3 in October 2015, Mr. Kubasik worked for Seabury Advisory Group as President and Chief Executive Officer from March 2014 to October 2015; for Ackuity Advisors, Inc., as President and Chief Executive Officer from January 2013 to March 2014; and for Lockheed Martin Corporation, where he held various senior executive and finance roles from 1999 to 2012, including Vice Chairman, President and Chief Operating Officer from 2010 to 2012. Prior to that, he worked for Ernst & Young, LLP, including as a partner from 1996 to 1999.

Jesus “Jay” Malave Jr., 50
Senior Vice President and Chief Financial Officer since June 29, 2019. Before joining L3Harris, Mr. Malave worked at UTC, as Vice President and Chief Financial Officer of UTC’s Carrier Corporation from April 2018 to June 2019; as Chief Financial Officer of UTC’s Aerospace Systems from January 2015 to April 2018; as Head of Investor Relations from June 2012 to December 2014; as Vice President, Financial Planning and Treasury at Hamilton Sundstrand, with responsibility for planning the integration of Goodrich Corporation from May 2011 to June 2012; as Director of Investor Relations from June 2009 to May 2011; and prior to that, in other roles of increasing responsibility in financial planning and analysis, treasury and accounting.

Dana A. Mehnert, 57
President, Communication Systems since September 2018. Senior Vice President, Chief Global Business Development Officer from July 2015 to September 2018. Group President, RF Communications from May 2009 to July 2015. President, RF Communications from July 2006 to May 2009. Mr. Mehnert joined L3Harris in 1984.

Scott T. Mikuen, 57
Senior Vice President, General Counsel and Secretary since February 2013. Vice President, General Counsel and Secretary from October 2010 to February 2013. Vice President, Associate General Counsel and Secretary from October 2004 to October 2010. Vice President — Counsel, Corporate and Commercial Operations and Assistant Secretary from November 2000 to October 2004. Mr. Mikuen joined L3Harris in 1996 as Finance Counsel.

Sean J. Stackley, 61
President, Integrated Mission Systems since June 29, 2019. Served with L3 as Senior Vice President and President of Communications & Networked Systems Segment from September 2018 to June 2019; and as Corporate Vice President, Strategic Advance Programs and Technologies from January 2018 to September 2018. Before joining L3 in January 2018, (Hon.) Mr. Stackley spent four decades in public service, including a 27-year career with the U.S. Navy, where he most recently was Acting Secretary of the Navy from January 2017 to July 2017 and Secretary of the Navy for Research, Development and Acquisition from 2008 to 2017.

Todd A. Taylor, 46
Vice President, Principal Accounting Officer since May 2015. Vice President from April 2015 to May 2015. Formerly with Molex, Inc., as Vice President, Chief Accounting Officer and Corporate Controller from September 2012 to April 2015; as Director of Finance and Corporate Controller from September 2010 to September 2012; and as Director of Accounting from June 2008 to September 2010; Before joining Molex, Mr. Taylor worked for PricewaterhouseCoopers as Internal Audit Advisory Director from March 2003 to June 2008; for Wells Fargo as Internal Controls Manager from September 1999 to February 2003; and for RSM McGladrey.

Edward J. Zoiss, 54
President, Space and Airborne Systems since June 29, 2019. President, Electronic Systems from July 2015 to June 2019. Vice President and General Manager, Defense Programs, Government Communications Systems from June 2013 to July 2015. Vice President, C4ISR Electronics, Government Communications Systems from June 2012 to June 2013; Vice President, Advanced Programs and Technology, Government Communications Systems from July 2010 to June 2012. Mr. Zoiss joined L3Harris in 1995.

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
Market Information
Our common stock, par value $1.00 per share, is listed and traded on the NYSE, under the ticker symbol “LHX.” According to the records of our transfer agent, as of August 16, 2019, there were approximately 11,647 holders of record of our common stock.
Dividends
We paid cash dividends on our common stock of $.685 per share each quarterly period of fiscal 2019 and $.57 per share each quarterly period of fiscal 2018. On June 29, 2019, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.685 per share to $.75 per share, for an annualized cash dividend rate of $3.00 per share, which was our eighteenth consecutive annual increase in our quarterly cash dividend rate. The new dividend rate of $.75 per share will be effective for dividends declared during the Fiscal Transition Period. We expect to assess our future dividend rate during the first quarter of calendar year 2020. Our annualized cash dividend rate in fiscal 2019, 2018 and 2017 was $2.74 per share, $2.28 per share and $2.12 per share, respectively. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant.
L3Harris Stock Performance Graph
The following performance graph and table do not constitute soliciting material and the performance graph and table should not be deemed filed or incorporated by reference into any other previous or future filings by us under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate the performance graph and table by reference therein.
The performance graph and table below compare the 5-year cumulative total shareholder return of our common stock (the common stock of Harris Corporation prior to the L3Harris Merger) with the comparable 5-year cumulative total returns of the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the Standard & Poor’s 500 Aerospace & Defense Index (“S&P 500 Aerospace & Defense”). The figures in the performance graph and table below assume an initial investment of $100 at the close of business on June 27, 2014 in Harris common stock, the S&P 500 and the S&P 500 Aerospace & Defense and the reinvestment of all dividends.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN AMONG
L3HARRIS (PRIOR TO L3HARRIS MERGER), S&P 500 AND S&P 500 AEROSPACE & DEFENSE

L3HARRIS FISCAL YEAR END	2014	2015	2016	2017	2018	2019
L3Harris (Prior to L3Harris Merger)	$100	$105	$114	$154	$208	$276
S&P 500	$100	$108	$112	$132	$151	$167
S&P 500 Aerospace & Defense	$100	$108	$122	$157	$196	$217

Sales of Unregistered Securities
During fiscal 2019, we did not issue or sell any unregistered securities.

Issuer Purchases of Equity Securities
During fiscal 2019, we repurchased 1,219,750 shares of our common stock under our current repurchase program for $200 million at an average share price of $163.97, excluding commissions of $.02 per share. During fiscal 2018, we repurchased 1,959,435 shares of our common stock under our repurchase program for $272 million at an average share price of $138.87, excluding commissions of $.02 per share. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended June 28, 2019:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
Month No. 1
(March 30, 2019-April 26, 2019)
Repurchase program(1)	—	—	—	$501,279,637
Employee transactions(2)	717	$164.76	—	—
Month No. 2
(April 27, 2019-May 24, 2019)
Repurchase program(1)	—	$—	—	$501,279,637
Employee transactions(2)	5,629	$180.78	—	—
Month No. 3
(May 25, 2019-June 28, 2019)
Repurchase program(1)	—	$—	—	$501,279,637
Employee transactions(2)	1,409	$190.84	—	—
Total	7,755		—	$501,279,637
_______________
* Periods represent our fiscal months.

(1)
On February 2, 2017, we announced that on January 26, 2017, our Board of Directors approved a share repurchase program (our “2017 Repurchase Program”) authorizing us to repurchase up to $1 billion in shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of June 28, 2019, $501,279,637 (as reflected in the table above) was the approximate dollar amount of our common stock that could still be purchased under the 2017 Repurchase Program. As discussed in more detail in Note 26: Subsequent Events in the Notes, on July 1, 2019, we announced that our Board of Directors approved a new $4 billion share repurchase authorization (our “2019 Repurchase Program”) that replaced our 2017 Repurchase Program as well as the prior share repurchase program of L3. Although the 2019 Repurchase Program does not have a stated expiration date, we announced that we currently expect to repurchase up to $2.5 billion in shares in the next twelve months, but we can give no assurances regarding the level and timing of shares repurchases.

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
The following table summarizes our selected historical financial information for each of the last five fiscal years. Amounts pertaining to our results of operations are presented on a continuing operations basis. See Note 3: Discontinued Operations and Divestitures in the Notes for information regarding discontinued operations. The selected financial information shown below has been derived from our audited Consolidated Financial Statements, which for data presented for fiscal 2019, 2018 and 2017 are included elsewhere in this Report. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes, included elsewhere in this Report.
As described in more detail in Note 2: Accounting Changes or Recent Accounting Pronouncements in the Notes, effective June 30, 2018 we adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended (“ASC 606”), and ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”) on a retrospective basis. The historical results for fiscal 2018 and 2017, as set forth in the table below, reflect the impact of the adoption of these new standards. Historical financial information for fiscal 2016 and 2015 has not been similarly updated, and consequently, the selected financial data for such fiscal years in this Item are not necessarily comparable to the updated selected financial data for fiscal 2019, 2018 and 2017 in this Item.

	Fiscal Years Ended
	2019(1)	2018(2)	2017(3)	2016(4)	2015(5)
	(In millions, except per share amounts)
Results of Operations:
Revenue from product sales and services	$6,801	$6,168	$5,897	$5,992	$3,885
Cost of product sales and services	4,467	4,066	3,854	3,832	2,304
Interest expense	169	170	172	183	130
Income from continuing operations before income taxes	1,113	908	889	884	396
Income taxes	160	206	261	273	109
Income from continuing operations	953	702	628	611	287
Discontinued operations, net of income taxes	(4)	(3)	(85)	(287)	47
Net income	949	699	543	324	334
Average shares outstanding (diluted)	120.5	121.1	124.3	125.0	106.8
Per Share Data (Diluted):
Income from continuing operations	$7.89	$5.78	$5.04	$4.87	$2.67
Income (loss) from discontinued operations, net of income taxes	(0.03)	(0.02)	(0.68)	(2.28)	0.44
Net income	7.86	5.76	4.36	2.59	3.11
Cash dividends	2.74	2.28	2.12	2.00	1.88
Financial Position at Fiscal Year-End:
Net working capital(6)	$310	$374	$105	$643	$909
Net property, plant and equipment	894	900	904	924	1,031
Long-term debt, net	2,763	3,408	3,396	4,120	5,053
Total assets	10,117	9,851	10,112	12,009	13,127
Equity	3,363	3,278	2,903	3,057	3,402
Book value per share	28.37	27.71	24.27	24.53	27.51
_______________

(1)	Results for fiscal 2019 included $65 million ($49 million after-tax or $.40 per diluted common share) of L3Harris Merger-related transaction and integration costs.

(2)
Results for fiscal 2018 included: (i) $47 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business and other items; (ii) $27 million of losses and other costs related to debt refinancing; (iii) $20 million of charges related to non-cash adjustments for deferred compensation and the impact of tax reform; and (iv) a $5 million charge related to consolidation of certain Exelis facilities initiated in fiscal 2017. The net after-tax impact from these fiscal 2018 items was $74 million or $.60 per diluted common share.

(3)	Results for fiscal 2017 included a $51 million after-tax ($.41 per diluted common share) charge for Exelis acquisition-related and other items.

(4)
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

(5)
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
The following is a list of the sections of this MD&A, together with our perspective on their contents, which we hope will assist in reading these pages:

•
Business Considerations — a general description of our business; the value drivers of our business; fiscal 2019 results of operations and liquidity and capital resources key indicators; and industry-wide opportunities, challenges and risks that are relevant to us in defense, government and commercial markets.

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

Subsequent Events
As noted in the introductory paragraph before “Item 1: Business” and described in more detail in Note 1: Significant Accounting Policies under “Principles of Consolidation” and Note 26: Subsequent Events in the Notes, the L3Harris Merger closed on June 29, 2019, after Harris’ fiscal 2019 ended (on June 28, 2019), and consequently, all or significant portions of the disclosure in the business description, results of operations, financial position, financial reports and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Report principally relate to Harris.
Through fiscal 2019, our fiscal years ended on the Friday nearest June 30. Commencing June 29, 2019, our fiscal year will end on the Friday nearest December 31, and the period commencing on June 29, 2019 will be a fiscal transition period ending on January 3, 2020. Our segment reporting for the Fiscal Transition Period will be adjusted to reflect our new organizational structure announced July 1, 2019, consisting of the following four business segments:

•	Integrated Mission Systems, including intelligence, surveillance and reconnaissance; advanced electro optical and infrared solutions; and maritime power and navigation;

•	Space and Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber defense; avionics; and electronic warfare;

•	Communication Systems, including tactical communications; broadband communications; night vision; and public safety; and

•	Aviation Systems, including defense aviation products; security, detection and other commercial aviation products; air traffic management; and commercial and military pilot training.
These changes to our segment reporting are effective as of the beginning of the Fiscal Transition Period and therefore do not affect the historical results, discussion or presentation of our business segments as set forth in this Report. We will report our financial results consistent with this new segment reporting structure beginning with the fiscal quarter ending on September 27, 2019.
As part of the regulatory process in connection with the L3Harris Merger, we entered into a definitive agreement on April 4, 2019 to sell the Harris Night Vision business to Elbit Systems of America, LLC, a subsidiary of Elbit Systems Ltd., for $350 million in cash, subject to customary purchase price adjustments as set forth in the definitive agreement. The sale transaction was conditioned on completion of the L3Harris Merger, as well as customary closing conditions, including receipt of regulatory approvals. The Harris Night Vision business, which is reported as part of our Communication Systems Segment in this Report, is a global supplier of high-performance, vision-enhancing products for U.S. and allied military and security forces and commercial customers. During the fourth quarter of fiscal 2019, we received all necessary regulatory approvals for the L3Harris Merger and the assets and liabilities of the Harris Night Vision business were classified as held for sale in our Consolidated Balance Sheet at June 28, 2019. We expect to close the sale of the Harris Night Vision business during the third quarter of calendar year 2019 and use the proceeds from the sale to pre-fund L3Harris pension plans and return cash to shareholders.

BUSINESS CONSIDERATIONS
General
We generate revenue, income and cash flows by developing, manufacturing or providing, and selling advanced, technology-based solutions that solve government and commercial customers’ mission-critical challenges. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of the end of fiscal 2019, we had approximately 18,200 employees, including approximately 8,000 engineers and scientists. We generally sell directly to our customers, and we utilize agents and intermediaries to sell and market some products and services, especially in international markets.
As of June 28, 2019, we structured our operations primarily around the products, systems and services we sold and the markets we served, and we reported the financial results of our continuing operations in the following three reportable segments, which were also referred to as our business segments:

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

As described in more detail in Note 1: Significant Accounting Policies under “Principles of Consolidation” and in Note 3: Discontinued Operations and Divestitures in the Notes, we completed the divestitures of CapRock and IT Services in fiscal 2017. CapRock and IT Services were part of our former Critical Networks segment and are reported as discontinued operations in this Report. Our historical financial results have been restated for all periods presented in this Report to account for businesses reported as discontinued operations in this Report. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.
As described in more detail in Note 2: Accounting Changes or Recent Accounting Pronouncements in the Notes, effective June 30, 2018 we adopted ASC 606 and ASU 2017-07 on a retrospective basis. ASC 606 superseded nearly all revenue recognition guidance under GAAP and International Financial Reporting Standards and superseded some cost guidance for construction-type and production-type contracts. ASU 2017-07 changed the presentation of components of net periodic pension and postretirement benefit costs other than the service cost component in our Consolidated Statement of Income. Our historical results, discussion and presentation as set forth in our Consolidated Financial Statements and accompanying Notes and this MD&A reflect the impact of the adoption of these new standards for all periods presented in order to present all information on a comparable basis.
Value Drivers of Our Business
In recent years, we have reshaped our portfolio of businesses to focus on high-growth, high-margin businesses, successfully integrated Exelis, and made investments that led to several new product launches and strategic program awards. That multi-year strategy set the stage for a fiscal 2019 capped by financial results that exceeded targets we set at the beginning of the fiscal year, and for combining with L3 Technologies following the close of the year to form L3Harris Technologies.
Fiscal 2019 was a transformative year as we accelerated growth across all three business segments, expanded margins through our focus on operational excellence and recorded higher orders that drove a 12 percent increase in backlog for the fiscal year. We paid dividends, repurchased shares and repaid debt that expanded our future financial flexibility. In addition, we formed a dedicated integration team to plan for a seamless day one transition to the new L3Harris following the closing of the L3Harris Merger on June 29, 2019. We plan to build on our strong fiscal 2019 performance, and together with a well-funded

U.S. Government budget and a continued focus on operational excellence and innovation, we believe we are well positioned to achieve our strategic priorities for the Fiscal Transition Period and the next fiscal year, which include the following:
• Integrating flawlessly;
• Building a new high-performance culture;
• Driving excellence everywhere;
• Accelerating innovation; and
• Growing the company.
We are focused on successfully integrating the two companies to maximize the benefits of the transformative merger. As our integration efforts focus on driving greater cost and operational efficiencies and capturing opportunities to drive revenue growth, we continue to execute against our strategic priorities and focus on maintaining our deep customer relationships, commercializing our technology and driving operational excellence.
Our operational excellence program, e3 (excellence everywhere every day), is focused on winning enduring customer loyalty through our deep commitment to excellence, innovation, customer satisfaction and continuous improvement in everything we do. Prior to the L3Harris Merger, we made substantial progress in standardizing our IT systems, which we expect will dramatically reduce the number of enterprise resource planning platforms, simplify our operating environment, drive productivity through growth in shared services, automate core processes and lay the foundation of our enterprise-wide digital strategy. We are working toward eliminating many of our data centers and making the remainder cloud-enabled. We also are continuing to focus on cost savings in our supply chain through “value engineering” and “should-cost” analysis, as well as improving supplier performance and reducing sole-sourced components on legacy solutions. We will continue these efforts as we integrate the two companies.
Innovation is at the core of our success, and R&D investment represents the foundation for innovation. We are fundamentally reshaping how we design and develop new products to get more out of our R&D investment. We are deploying “DevOps” to streamline software development, which has grown to be a significant portion of our engineering work today and is expected to increase over time. We also use standardized processes and common metrics to track progress, gauge success and drive disciplined execution, as well as core technology centers to more fully leverage R&D investment across our Company.
Our commitment to excellence and innovation carries through to the L3Harris Merger and the integration process. Our goal is to maximize the benefits of this transformative merger, creating significantly greater scale and bringing together two engineering-driven companies and workforces with similar cultures that value technology leadership. Together, the two companies’ complementary technologies and capabilities strengthen core franchises and provide new opportunities for innovation to solve our customers’ most complex challenges. The integration process represents a significant opportunity to achieve synergy savings. We also are combining top talent and technology from each company in a market-focused reorganization that will align with our strategic growth platforms and will help improve our competitive position, increase operational efficiency, and capture synergies, while we continue to bring innovative and affordable solutions to our customers. As our integration efforts focus on driving greater cost and operational efficiencies and revenue growth through synergies, we will continue to maintain our focus on continuing to execute against our strategic priorities and other things that we can control - including satisfying our customers, driving operational excellence, improving cash flow and optimizing capital deployment. The L3Harris Merger also provides a unique opportunity for portfolio shaping actions, and we will continue to evaluate what businesses are strategic and what businesses are better served under a different owner.
During fiscal 2019, we returned to our shareholders $325 million in dividends and another $200 million through share repurchases and we also used $281 million for net repayment of borrowings. In the Fiscal Transition Period, we believe accelerating revenue growth across our business segments and margin expansion will improve our operating cash flow, which we expect to use for increased dividends, share repurchases and reinvestment to grow our strategic businesses.
Key Indicators
We believe our value drivers, when implemented, will improve our financial results, including: revenue; income from continuing operations and income from continuing operations per diluted common share; income from continuing operations as a percentage of revenue; net cash provided by operating activities; return on invested capital; return on average equity; consolidated total indebtedness to total capital ratio; and net unfunded defined benefit plans liability. The measure of our success is reflected in our results of operations and liquidity and capital resources key indicators as discussed below.
Fiscal 2019 Results of Operations Key Indicators:    Revenue, income from continuing operations, income from continuing operations per diluted common share and income from continuing operations as a percentage of revenue represent key measurements of our value drivers:

•	Revenue increased 10 percent to $6.8 billion in fiscal 2019 from $6.2 billion in fiscal 2018;

•	Income from continuing operations increased 36 percent to $953 million in fiscal 2019 from $702 million in fiscal 2018;

•	Income from continuing operations as a percentage of revenue increased to 14 percent in fiscal 2019 from 11 percent in fiscal 2018; and

•
Income from continuing operations per diluted common share increased 37 percent to $7.89 in fiscal 2019 from $5.78 in fiscal 2018, reflecting both the increase in income from continuing operations as noted above and fewer diluted common shares outstanding due to repurchases of shares of common stock under our repurchase program during fiscal 2019.

Refer to MD&A heading “Operations Review” below in this Report for more information.
Fiscal 2019 Liquidity and Capital Resources Key Indicators:     Net cash provided by operating activities, return on invested capital, return on average equity, our consolidated total indebtedness to total capital ratio and our net unfunded defined benefit plans liability also represent key measurements of our value drivers:

•	Net cash provided by operating activities increased to $1,185 million in fiscal 2019 from $751 million in fiscal 2018;

•
Return on invested capital (defined as after-tax operating income from continuing operations divided by the two-point average of invested capital at the beginning and end of the fiscal year, where invested capital equals equity plus debt, less cash and cash equivalents) increased to 14 percent in fiscal 2019 from 11 percent in fiscal 2018;

•
Return on average equity (defined as income from continuing operations divided by the two-point average of equity at the beginning and end of the fiscal year) increased to 29 percent in fiscal 2019 from 23 percent in fiscal 2018;

•	Our consolidated total indebtedness to total capital ratio at June 28, 2019 was 51 percent, compared with our 65 percent covenant limitation under our senior unsecured revolving credit facility; and

•
Our net unfunded defined benefit plans liability increased $460 million in fiscal 2019 to $1,174 million at June 28, 2019 compared with $714 million at June 29, 2018, primarily due to a lower discount rate.

Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” below in this Report for more information on net cash provided by (used in) operating, investing and financing activities.
Industry-Wide Opportunities, Challenges and Risks
Department of Defense and Other U.S. Federal Markets: Our largest customers are various departments and agencies of the U.S. Government — the percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, in fiscal 2019, 2018 and 2017 was approximately 77 percent, 75 percent and 74 percent, respectively.
On February 9, 2018, President Trump signed into law the Bipartisan Budget Act of 2018 (“BBA 2018”), a two-year budget agreement aimed to provide stability to the U.S. Government budget process for the government fiscal year (“GFY”) 2018 and GFY 2019 (U.S. Government fiscal years begin October 1 and end September 30). While the BBA 2018 raised the spending caps for GFY 2018 and GFY 2019 previously constrained by the Budget Control Act of 2011 (“BCA”) and temporarily suspended the statutory debt ceiling through March 1, 2019, it did not modify the BCA’s spending caps or sequestration mechanisms beyond GFY 2019.
On September 28, 2018, President Trump signed a final conference agreement on the GFY 2019 Defense Appropriations Bill into law, providing $716 billion for defense, including $647 billion in defense base funding and $69 billion for overseas contingency operations (“OCO”). Our major programs were fully funded and continue to remain priorities for U.S. Government customers.
On August 2, 2019, President Trump signed into law the Bipartisan Budget Act of 2019 (“BBA 2019”), a two-year budget agreement for GFY 2020 and GFY 2021 that increased defense funding to $738 billion ($667 billion in defense base funding and $71 billion for OCO funding) for GFY 2020 and $741 billion ($672 billion in defense base funding and $69 billion for OCO funding) for GFY 2021, representing an increase of 3% from GFY 2019 funding levels. The BBA 2019 also temporarily suspended the statutory debt ceiling through July 31, 2021. The BBA 2019 builds on sustained funding increases Congress provided in GFY 2019, GFY 2018 and GFY 2017. Although we anticipate debate will continue within the U.S. Government over defense spending for GFY 2020 and GFY 2021 (which may have a significant impact on defense spending broadly and on our specific programs), our programs have been well supported in the BBA 2019.
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
State and Local:    We also provide products to state and local government agencies that are committed to protecting our homeland and public safety. The public safety market was highly competitive and dependent on state and local government budgets during fiscal 2019. Future market opportunities include upgrading aging analog infrastructure to new digital standards, as well as opportunities associated with next-generation LTE solutions for high data-rate applications.
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

OPERATIONS REVIEW
Consolidated Results of Operations

	Fiscal Years Ended
	2019	2018	2019/2018 Percent Increase/ (Decrease)	2017	2018/2017 Percent Increase/ (Decrease)

	(Dollars in millions, except per share amounts)
Revenue:
Communication Systems	$2,177	$1,904	14%	$1,754	9%
Electronic Systems	2,583	2,365	9%	2,245	5%
Space and Intelligence Systems	2,057	1,913	8%	1,904	—
Corporate eliminations	(16)	(14)	*	(6)	*
Total revenue	6,801	6,168	10%	5,897	5%
Cost of product sales and services:
Cost of product sales	(3,615)	(3,239)	12%	(3,058)	6%
% of revenue from product sales	64%	64%		66%
Cost of services	(852)	(827)	3%	(796)	4%
% of revenue from services	73%	73%		65%
Total cost of product sales and services	(4,467)	(4,066)	10%	(3,854)	6%
% of total revenue	66%	66%		65%
Gross margin	2,334	2,102	11%	2,043	3%
% of total revenue	34%	34%		35%
Engineering, selling and administrative expenses	(1,242)	(1,182)	5%	(1,150)	3%
% of total revenue	18%	19%		20%
Non-operating income	188	156	21%	166	(6)%
Net interest expense	(167)	(168)	(1)%	(170)	(1)%
Income from continuing operations before income taxes	1,113	908	23%	889	2%
Income taxes	(160)	(206)	(22)%	(261)	(21)%
Effective tax rate	14%	23%		29%
Income from continuing operations	$953	$702	36%	$628	12%
% of total revenue	14%	11%		11%
Income from continuing operations per diluted common share	$7.89	$5.78	37%	$5.04	15%
_______________
* Not meaningful
Revenue
Fiscal 2019 Compared With Fiscal 2018:    The increase in revenue in fiscal 2019 compared with fiscal 2018 was primarily due to higher DoD tactical radio sales in our Communication Systems segment, reflecting a ramp up in DoD modernization programs, higher Avionics and Electronic Warfare revenue from long-term avionics platforms, including the F-35, F/A-18 and F-16, in our Electronic Systems Segment, and higher revenue from classified programs in our Space and Intelligence Systems segment.
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
Gross Margin
Fiscal 2019 Compared With Fiscal 2018:    Gross margin increased in fiscal 2019 compared with fiscal 2018 primarily due to higher revenue and productivity savings, partially offset by higher employment costs. Gross margin as a percentage of revenue (“gross margin percentage”) in fiscal 2019 was comparable with fiscal 2018.

Fiscal 2018 Compared With Fiscal 2017:    Gross margin increased in fiscal 2018 compared with fiscal 2017 primarily due to higher revenue, partially offset by a 1 percentage point decrease in gross margin percentage. The decrease in gross margin percentage in fiscal 2018 compared with fiscal 2017 reflected a less favorable mix of program revenue and product sales and an unfavorable impact from the ADS-B program, including a favorable contract settlement in the second quarter of fiscal 2017 and the program transition from build-out to sustainment, partially offset by productivity savings and incremental pension income.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
Fiscal 2019 Compared With Fiscal 2018:    The increase in engineering, selling and administrative (“ESA”) expenses in fiscal 2019 compared with fiscal 2018 was primarily due to $65 million of L3Harris Merger-related transaction and integration costs and increased investments in R&D and bids and proposals, partially offset by the absence in fiscal 2019 of $47 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business and other items and a $12 million non-cash adjustment for deferred compensation, which were incurred in fiscal 2018. The decrease in ESA expenses as a percentage of revenue (“ESA percentage”) in fiscal 2019 compared with fiscal 2018 was primarily due to management of expenses on higher revenue.
Overall Company-sponsored R&D costs were $331 million in fiscal 2019 compared with $311 million in fiscal 2018.
Fiscal 2018 Compared With Fiscal 2017:    The increase in ESA expenses in fiscal 2018 compared with fiscal 2017 was primarily due to $47 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business and other items, higher employment and distribution costs and a $12 million non-cash adjustment for deferred compensation, partially offset by a $53 million reduction in Exelis acquisition-related and other charges in fiscal 2018 compared with fiscal 2017. The decrease in ESA percentage in fiscal 2018 compared with fiscal 2017 was primarily due to cost containment.
Overall Company-sponsored R&D costs were $311 million in fiscal 2018 compared with $310 million in fiscal 2017.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Non-Operating Income
Fiscal 2019 Compared With Fiscal 2018:    The increase in non-operating income in fiscal 2019 compared with fiscal 2018 was primarily due to $27 million of losses and other costs related to debt refinancing in the fourth quarter of fiscal 2018.
Fiscal 2018 Compared With Fiscal 2017:    The decrease in non-operating income in fiscal 2018 compared with fiscal 2017 was primarily due to $27 million of losses and other costs related to debt refinancing in the fourth quarter of fiscal 2018, partially offset by a $20 million increase in pension and postretirement benefit income.
See Note 20: Non-Operating Income in the Notes for further information.
Net Interest Expense
Fiscal 2019 Compared With Fiscal 2018:    Our net interest expense decreased in fiscal 2019 compared with fiscal 2018 primarily due to lower average debt levels as a result of $281 million of net repayment of borrowings, which included our repayment at maturity of the entire outstanding $300 million aggregate principal amount of our Floating Rate Notes due February 27, 2019. See Note 13: Debt in the Notes for further information.
Fiscal 2018 Compared With Fiscal 2017:    Our net interest expense decreased in fiscal 2018 compared with fiscal 2017 primarily due to lower average debt levels as a result of $271 million of net repayment of borrowings, which included our repayment at maturity of the entire outstanding $500 million aggregate principal amount of our 1.999% Notes due April 27, 2018.
Income Taxes
Fiscal 2019 Compared With Fiscal 2018:    In fiscal 2019, our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) benefited from the net favorable impact of:

•
Legislative changes from the Tax Cuts and Jobs Act which became applicable to Harris during fiscal 2019, such as: (i) a reduction in our U.S. statutory corporate income tax rate from the blended rate of 28.1% in fiscal 2018 to a flat 21% rate in fiscal 2019; (ii) the recent clarification that foreign military sales qualify for the foreign derived intangible income deduction; (iii) tax planning to allow for the utilization of foreign tax credits that were previously valued; and (iv) the loss of the U.S. domestic manufacturing deduction;

•	The favorable impact of excess tax benefits related to equity-based compensation; and

•	Additional research credits claimed on our prior year tax returns.

In fiscal 2018, our effective tax rate benefited from the net favorable impact of:

•	The enactment of a lower U.S. statutory corporate income tax rate in fiscal 2018;

•	Additional research credits claimed on our fiscal 2017 tax return compared with our recorded estimates at the end of fiscal 2017; and

•	The favorable impact of releasing provisions for uncertain tax positions.
Fiscal 2018 Compared With Fiscal 2017: The major discrete items from which our fiscal 2018 effective tax rate benefited are those noted for fiscal 2018 in the preceding discussion under “Income Taxes.” In fiscal 2017, our effective tax rate benefited from:

•	The favorable impact of excess tax benefits related to equity-based compensation;

•	Several differences between U.S. generally accepted accounting principles (“GAAP”) and tax accounting related to investments; and

•	Additional deductions and additional research credits claimed on our fiscal 2016 tax return compared with our recorded estimates at the end of fiscal 2016.
See Note 22: Income Taxes in the Notes for further information.
Income From Continuing Operations
Fiscal 2019 Compared With Fiscal 2018: The increase in income from continuing operations in fiscal 2019 compared with 2018 was primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding fiscal 2019 and 2018.
Fiscal 2018 Compared With Fiscal 2017: The increase in income from continuing operations in fiscal 2018 compared with 2017 was primarily due to the combined effects of the reasons noted above in this “Consolidated Results of Operations” discussion regarding fiscal 2018 and 2017.
Income From Continuing Operations Per Diluted Common Share
Fiscal 2019 Compared With Fiscal 2018:    The increase in income from continuing operations per diluted common share in fiscal 2019 compared with fiscal 2018 was due to the increase in income from continuing operations in fiscal 2019 compared with fiscal 2018 and the decrease in average common shares outstanding from shares of our common stock repurchased under our repurchase program during fiscal 2019, partially offset by shares issued under our stock incentive and defined contribution plans and the incremental dilutive impact of share-based awards during fiscal 2019 compared with fiscal 2018.
Fiscal 2018 Compared With Fiscal 2017:    The increase in income from continuing operations per diluted common share in fiscal 2018 compared with fiscal 2017 was due to the increase in income from continuing operations in fiscal 2018 compared with fiscal 2017 and the decrease in average common shares outstanding from shares of our common stock repurchased under our repurchase program during fiscal 2018, partially offset by shares issued under our stock incentive and defined contribution plans and the incremental dilutive impact of share-based awards during fiscal 2018 compared with fiscal 2017.
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
Discussion of Business Segment Results of Operations
For all periods presented in this Report, our three reportable operating segments are: Communications Systems; Electronic Systems; and Space and Intelligence Systems. As discussed above in this MD&A, effective for the Fiscal Transition Period (which began June 29, 2019), our segment reporting will be adjusted to reflect our new organizational structure. Our segment reporting for the Fiscal Transition Period will consist of the following four business segments: Integrated Mission Systems; Space and Airborne Systems; Communication Systems; and Aviation Systems. These adjustments to our segment reporting take effect in the Fiscal Transition Period and therefore do not affect the historical results, discussion or presentation of our business segments as set forth in this Report. We will begin to report our financial results consistent with this new segment reporting structure beginning with the fiscal quarter ending on September 27, 2019.

Communication Systems Segment

	2019	2018	2019/2018 Percent Increase/ (Decrease)	2017	2018/2017 Percent Increase/ (Decrease)

	(Dollars in millions)
Revenue	$2,177	$1,904	14%	$1,754	9%
Cost of product sales and services	(1,158)	(982)	18%	(882)	11%
Gross margin	1,019	922	11%	872	6%
% of revenue	47%	48%		50%
ESA expenses	(365)	(356)	3%	(358)	(1)%
% of revenue	17%	19%		20%
Segment operating income	$654	$566	16%	$514	10%
% of revenue	30%	30%		29%
Fiscal 2019 Compared With Fiscal 2018:    The increase in segment revenue in fiscal 2019 compared with fiscal 2018 was primarily due to $192 million higher revenue in Tactical Communications, driven by DoD Tactical from a ramp up in DoD modernization programs, higher revenue in Public Safety and Professional Communications from state and federal agencies and $18 million higher revenue from the Harris Night Vision business.
The increase in segment gross margin in fiscal 2019 compared with fiscal 2018 was primarily attributable to the increase in revenue. Segment gross margin percentage decreased 1 percentage point in fiscal 2019 compared with fiscal 2018 due to the impact of a less favorable mix of program revenue and product sales, mostly offset by productivity savings. The increase in segment ESA expenses in fiscal 2019 compared with fiscal 2018 was primarily due to increased investments in R&D and bids and proposals. The decrease in segment ESA percentage in fiscal 2019 compared with fiscal 2018 was primarily due to management of expenses on higher revenue. The increase in segment operating income and comparability of segment operating income as a percentage of revenue (“operating margin percentage”) in fiscal 2019 compared with fiscal 2018 reflected the combined effects of the items discussed above regarding this segment.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 49 percent in fiscal 2019 compared with 48 percent in fiscal 2018.
Fiscal 2018 Compared With Fiscal 2017:   The increase in segment revenue in fiscal 2018 compared with fiscal 2017 was primarily due to $138 million higher DoD tactical radio sales, reflecting readiness and modernization demand from the U.S. Army and U.S. Air Force, and higher Harris Night Vision business revenue primarily due to demand from the U.S. Army.
The increase in segment gross margin in fiscal 2018 compared with fiscal 2017 was primarily attributable to the increase in revenue. Segment gross margin percentage decreased 2 percentage points in fiscal 2018 compared with fiscal 2017 due to the impact of a less favorable mix of program revenue and product sales, mostly offset by productivity savings. The decreases in segment ESA expenses and ESA percentage in fiscal 2018 compared with fiscal 2017 was primarily due to cost containment, partially offset by higher employment costs. The increases in segment operating income and operating margin percentage in fiscal 2018 compared with fiscal 2017 reflected the combined effects of the items discussed above regarding this segment.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 48 percent in fiscal 2018 compared with 42 percent in fiscal 2017.
As described in more detail in “Item 1. Business - Subsequent Events” of this Report, we expect to close the sale of the Harris Night Vision business during the third quarter of calendar year 2019.

Electronic Systems Segment

	2019	2018	2019/2018 Percent Increase/ (Decrease)	2017	2018/2017 Percent Increase/ (Decrease)

	(Dollars in millions)
Revenue	$2,583	$2,365	9	$2,245	5%
Cost of product sales and services	(1,789)	(1,652)	8	(1,530)	8%
Gross margin	794	713	11	715	—
% of revenue	31%	30%		32%
ESA expenses	(295)	(281)	5	(258)	9%
% of revenue	11%	12%		11%
Segment operating income	$499	$432	16	$457	(5)%
% of revenue	19%	18%		20%
Fiscal 2019 Compared With Fiscal 2018:    The increase in segment revenue in fiscal 2019 compared with fiscal 2018 was primarily due to higher revenue in Avionics and Electronic Warfare from growth in long-term and other platforms, including the F-35, F/A-18, F-16, CV-22 and B-52, partially offset by $72 million of lower revenue from the timing of the transition of the ELTS program from a start-up to a full capability phase.
The increases in segment gross margin and gross margin percentage in fiscal 2019 compared with fiscal 2018 were primarily due to higher revenue, favorable mix and productivity savings, partially offset by higher employment costs. The increase in segment ESA expenses in fiscal 2019 compared with fiscal 2018 was primarily due to increased investments in R&D and bids and proposals. The decrease in segment ESA percentage was primarily due to management of expenses on higher revenue.The increases in segment operating income and operating margin percentage in fiscal 2019 compared fiscal 2018 reflected the combined effects of the items discussed above regarding this segment.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 87 percent in fiscal 2019 and 82 percent in fiscal 2018.
Fiscal 2018 Compared With Fiscal 2017:    The increase in segment revenue in fiscal 2018 compared with fiscal 2017 was primarily due to $75 million of higher Avionics and Electronic Warfare revenue from long-term platforms, including the F-35, F/A-18 and F-16, and $46 million higher revenue from C4ISR (including wireless solutions), reflecting the ramp up of the U.K. Robotics and ELTS programs, partially offset by lower revenue from Mission Networks.
The decreases in segment gross margin and segment gross margin percentage in fiscal 2018 compared with fiscal 2017 were primarily due to a $36 million unfavorable impact from the ADS-B program, including a favorable contract settlement in the second quarter of fiscal 2017 and the program transition from build-out to sustainment, and a less favorable mix of program revenue, partially offset by productivity savings. The increases in segment ESA expenses and ESA percentage in fiscal 2018 compared with fiscal 2017 were primarily due to increased R&D investments, higher employment costs and timing of other expense accruals.
The decreases in segment operating income and operating margin percentage in fiscal 2018 compared with fiscal 2017 reflected the combined effects of the items discussed above regarding this segment.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 82 percent in each of fiscal 2018 and 2017.

Space and Intelligence Systems Segment

	2019	2018	2019/2018 Percent Increase/ (Decrease)	2017	2018/2017 Percent Increase/ (Decrease)

	(Dollars in millions)
Revenue	$2,057	$1,913	8	$1,904	—
Cost of product sales and services	(1,386)	(1,299)	7	(1,316)	(1)%
Gross margin	671	614	9	588	4%
% of revenue	33%	32%		31%
ESA expenses	(312)	(283)	10	(274)	3%
% of revenue	15%	15%		14%
Segment operating income	$359	$331	8	$314	5%
% of revenue	17%	17%		16%
Fiscal 2019 Compared With Fiscal 2018:    The increase in segment revenue in fiscal 2019 compared with fiscal 2018 was primarily due to $188 million higher revenue from classified programs, driven by exquisite systems, small satellites and next generation technology, partially offset by $53 million of lower revenue from environmental programs.
The increases in segment gross margin and gross margin percentage in fiscal 2019 compared with fiscal 2018 were primarily due to higher segment revenue and improved program execution, partially offset by higher employment costs. The increase in segment ESA expenses in fiscal 2019 compared with fiscal 2018 was primarily due to higher investments in R&D and bids and proposals and higher employment costs. Segment ESA percentage in fiscal 2019 was comparable with fiscal 2018.
The increase in segment operating income and comparability of operating margin percentage in fiscal 2019 compared with fiscal 2018 reflected the combined effects of the items discussed above regarding this segment.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 94 percent in each of fiscal 2019 and 2018.
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
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 94 percent in each of fiscal 2018 and 2017.
Unallocated Corporate Expense and Corporate Eliminations

	2019	2018	2019/2018 Percent Increase/ (Decrease)	2017	2018/2017 Percent Increase/ (Decrease)

	(Dollars in millions)
Unallocated corporate expense and corporate eliminations	$133	$124	7%	$119	4%
Amortization of intangible assets from Exelis Inc. acquisition	101	101	—%	109	(7%)

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
Fiscal 2019 Compared With Fiscal 2018: The increase in unallocated corporate expense in fiscal 2019 compared with fiscal 2018 was primarily due to $65 million of L3Harris Merger-related transaction and integration costs, partially offset by the absence in fiscal 2019 of $45 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business in the third quarter of fiscal 2018 and a $12 million non-cash adjustment for deferred compensation in the second quarter of fiscal 2018.
Fiscal 2018 Compared With Fiscal 2017: The increase in unallocated corporate expense in fiscal 2018 compared with fiscal 2017 was primarily due to $45 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business and a $12 million non-cash adjustment for deferred compensation, partially offset by a $53 million reduction in Exelis acquisition-related and other charges in fiscal 2018 compared with fiscal 2017.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Fiscal Years Ended
	2019	2018	2017

	(Dollars in millions)
Net cash provided by operating activities	$1,185	$751	$569
Net cash provided by (used in) investing activities	(159)	(141)	870
Net cash used in financing activities	(781)	(805)	(1,438)
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)	(4)
Net increase (decrease) in cash and cash equivalents	242	(196)	(3)
Cash and cash equivalents, beginning of year	288	484	487
Cash and cash equivalents, end of year	$530	$288	$484
Cash and cash equivalents
The $242 million net increase in cash and cash equivalents from the end of fiscal 2018 to the end of fiscal 2019 was primarily due to:

•	$1,185 million of net cash provided by operating activities; and

•	$50 million of proceeds from exercises of employee stock options; partially offset by

•	$325 million used to pay cash dividends;

•	$281 million used for net repayments of borrowings, including repayment at maturity of the entire outstanding $300 million aggregate principal amount of the Floating Rate Notes due February 27, 2019;

•	$200 million used to repurchase shares of our common stock;

•	$161 million used for net additions of property, plant and equipment; and

•	$25 million used in other financing activities.

The $196 million net decrease in cash and cash equivalents from the end of fiscal 2017 to the end of fiscal 2018 was primarily due to:

•	$751 million of net cash provided by operating activities, reflecting the impact of a $300 million voluntary pension contribution; and

•	$34 million of proceeds from exercises of employee stock options; more than offset by

•	$272 million used to pay cash dividends;

•	$272 million used to repurchase shares of our common stock;

•	$271 million used for net repayments of borrowings, including:

◦	$850 million in proceeds from the issuance of our 4.40% Notes due June 15, 2028,

◦	$300 million in proceeds from the issuance of our Floating Rate Notes due February 27, 2019,

◦	$250 million in proceeds from the issuance of our Floating Rate Notes due April 30, 2020,

◦	$500 million used for repayment at maturity of the entire outstanding aggregate principal amount of our 1.999% Notes due April 27, 2018,

◦	$415 million used for the optional redemption of our 4.40% Notes due December 15, 2020,

◦	$429 million used for the optional redemption of our 5.55% Notes due October 1, 2021,

◦	$269 million used for repayment of our remaining outstanding indebtedness under the 5-year tranche of our variable-rate term loans due May 29, 2020, and

$36 million used for repayment of our remaining outstanding indebtedness under the 3-year tranche of our variable-rate term loans due May 29, 2018

•	$136 million used for net additions of property, plant and equipment; and

•	$24 million used in other financing activities.
We ended fiscal 2019 with cash and cash equivalents of $530 million, and we have a senior unsecured $2 billion revolving credit facility that expires in June 2024 ($1.9 billion of which was available to us as of June 28, 2019 as a result of $100 million of short-term debt outstanding under our commercial paper program). Additionally, we had $2.8 billion of long-term debt outstanding at June 28, 2019, the majority of which we incurred in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note 13: Debt and Note 26: Subsequent Events in the Notes. Our $530 million of cash and cash equivalents at June 28, 2019 included $188 million held by our foreign subsidiaries, of which $108 million is considered permanently reinvested. Determining the future tax cost of repatriating such funds to the U.S. is not practical at this time. However, we have no current plans to repatriate such funds.
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
We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next 12 months and reasonably foreseeable future thereafter. Our total capital expenditures for the Fiscal Transition Period are expected to be approximately $190 million. We anticipate tax payments for the Fiscal Transition Period to be approximately equal to or marginally less than our tax expense for the same period, subject to adjustment for certain timing differences. For additional information regarding our income taxes, see Note 22: Income Taxes in the Notes. Other than those cash outlays noted in the “Contractual Obligations” discussion below in this MD&A (including repayment at maturity of the entire $400 million principal amount of our 2.700% Notes due April 27, 2020 and $250 million of our Floating Rate Notes due April 30, 2020), capital expenditures, dividend payments, repurchases under our share repurchase program, L3Harris Merger-related transaction and integration costs and cash payments to counterparties upon termination of yield-based treasury lock agreements (see Note 19: Derivative Instruments and Hedging Activities in the Notes for additional information regarding derivative instruments), we do not anticipate any significant cash outlays in the Fiscal Transition Period.
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
Net cash provided by operating activities:    The $434 million increase in net cash provided by operating activities in fiscal 2019 compared with fiscal 2018 was primarily due to the impact of higher income in fiscal 2019 and a $300 million voluntary contribution to our U.S. qualified pension plans in fiscal 2018, partially offset by higher cash paid for income taxes.
The $182 million increase in net cash provided by operating activities in fiscal 2018 compared with fiscal 2017 was primarily due to a $288 million decrease in cash used for qualified pension plan contributions, partially offset by a $104 million increase in cash used to fund working capital, net of lower cash paid for income taxes. The increase in cash used to fund working capital included $33 million associated with our discontinued operations that were included in the first three quarters of fiscal 2017.
Cash flow from operations was positive in all of our business segments in fiscal 2019, 2018 and 2017.
Net cash provided by (used in) investing activities:    The $18 million increase in net cash used in investing activities in fiscal 2019 compared with fiscal 2018 was primarily due to a $25 million increase in cash used for additions of property, plant and equipment.
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

Net cash used in financing activities:    The $24 million decrease in net cash used in financing activities in fiscal 2019 compared with fiscal 2018 was primarily due to a $72 million decrease in cash used to repurchase our common stock, partially offset by a $53 million increase in cash used to pay dividends.
The $633 million decrease in net cash flows used in financing activities in fiscal 2018 compared with fiscal 2017 was primarily due to $438 million less cash used to repurchase our common stock and $228 million less cash used for net repayment of borrowings (reflecting $271 million of cash used for net repayment of borrowings in fiscal 2018 compared with $499 million of cash used to repay borrowings in fiscal 2017).
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
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015 further extended the interest rate stabilization provision of MAP-21 until 2020. We made voluntary contributions of $300 million and $400 million to our U.S. qualified pension plans during fiscal 2018 and 2017, respectively. As a result, we did not make any contributions to our U.S. qualified pension plans and only minor contributions to our non-U.S. pension plan in fiscal 2019. In addition to the anticipated voluntary contributions to L3Harris pension plans from the proceeds from the pending divestiture of the Harris Night Vision business disclosed in Note 26: Subsequent Events in the Notes, we currently anticipate making $2 million of contributions to Harris U.S. qualified pension plans and $23 million of contributions to L3 U.S. qualified pension plans during the Fiscal Transition Period.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material. We had net unfunded defined benefit plan obligations of approximately $1,174 million as of June 28, 2019 compared with approximately $714 million as of June 29, 2018. This 64 percent increase in net unfunded defined benefit plan obligations was primarily due to a lower discount rate. See Note 14: Pension and Other Postretirement Benefits in the Notes for further information regarding our defined benefit plans.
Common Stock Repurchases
During fiscal 2019, we used $200 million to repurchase 1,219,750 shares of our common stock under our 2017 Repurchase Program at an average price per share of $163.99, including commissions of $.02 per share. During fiscal 2018, we used $272 million to repurchase 1,959,435 shares of our common stock under our 2017 Repurchase Program at an average price per share of $138.89, including commissions of $.02 per share. In fiscal 2019 and fiscal 2018, $24 million and $17 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
On January 26, 2017, our Board of Directors approved our $1 billion 2017 Repurchase Program that was in addition to our prior repurchase program, a $1 billion share repurchase program approved in 2013. Our repurchases during the fourth quarter of fiscal 2017 used the entire remaining authorization under our prior repurchase program. As of June 28, 2019, we had a remaining, unused authorization of approximately $501 million under our 2017 Repurchase Program. As discussed in more detail in Note 26: Subsequent Events in the Notes, on July 1, 2019, we announced that our Board of Directors approved our new $4 billion 2019 Repurchase Program that replaced our 2017 Repurchase Program as well as L3’s prior share repurchase program. Although the 2019 Repurchase Program does not have a stated expiration date, we announced that we currently expect to repurchase up to $2.5 billion in shares in the next twelve months, but we can give no assurances regarding the level and timing of shares repurchases. Repurchases under our repurchase program are expected to be funded with available cash and commercial paper and may be made through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our 2019 Repurchase Program is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

Dividends
On June 29, 2019, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.685 per share to $.75 per share, for an annualized cash dividend rate of $3.00 per share, which was our eighteenth consecutive annual increase in our quarterly cash dividend rate. The new dividend rate of $.75 per share will be effective for dividends declared during the Fiscal Transition Period. We expect to assess our future dividend rate during the first quarter of calendar year 2020. Our annualized cash dividend rate in fiscal 2019, 2018 and 2017 was $2.74 per share, $2.28 per share and $2.12 per share, respectively. There can be no assurances that our annualized cash dividend rate will continue to increase. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Additional information concerning our dividends is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.
Capital Structure and Resources
2019 Credit Agreement:     As discussed in Note 12: Credit Arrangements in the Notes, on June 28, 2019, we established a new $2 billion, 5-year senior unsecured revolving credit facility (the “2019 Credit Facility”) by entering into a Revolving Credit Agreement (the “2019 Credit Agreement”) with a syndicate of lenders. The 2019 Credit Facility replaced our prior $1 billion, 5-year senior unsecured revolving credit facility (the “2018 Credit Facility”). The description of the 2019 Credit Facility and the 2019 Credit Agreement set forth in Note 12: Credit Arrangements in the Notes is incorporated herein by reference.
Exchange Offer:     In connection with the L3Harris Merger, on May 30, 2019, we commenced offers to eligible holders to exchange any and all outstanding 4.950% Senior Notes due 2021, 3.850% Senior Notes due 2023, 3.950% Senior Notes due 2024, 3.850% Senior Notes due 2026 and 4.400% Senior Notes due 2028 issued by L3 for up to $3.35 billion aggregate principal amount of new notes issued by L3Harris and cash.
On July 2, 2019, we settled the debt exchange offer. See Note 26: Subsequent Events in the Notes for additional information.
Short-Term Debt:     Our short-term debt at June 28, 2019 and June 29, 2018 was $103 million and $78 million, respectively, consisting of commercial paper and local borrowing by international subsidiaries for working capital needs. Our commercial paper program was supported by the 2019 Credit Facility at June 28, 2019 and by the 2018 Credit Facility at June 29, 2018. See Note 12: Credit Arrangements in the Notes for additional information regarding credit arrangements.
Long-Term Variable-Rate Debt:     The description of our long-term variable-rate debt set forth in Note 13: Debt in the Notes is incorporated herein by reference. As discussed in Note 13: Debt in the Notes, during the third quarter of fiscal 2019, we repaid at maturity the entire outstanding $300 million aggregate principal amount of our Floating Rate Notes due February 27, 2019 that had been issued in the third quarter of fiscal 2018. During the second quarter of fiscal 2018, we completed the issuance and sale of $250 million in aggregate principal amount of Floating Rate Notes due April 30, 2020 and used the net proceeds, together with cash on hand, to repay in full the $253 million in remaining outstanding indebtedness under the 5-year tranche of our $1.3 billion senior unsecured term loan facility pursuant to our Term Loan Agreement, dated as of March 16, 2015. We repaid the entire $305 million in remaining outstanding indebtedness under our variable-rate term loans during fiscal 2018.
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
Other Agreements: We have a receivable sales agreement (“RSA”) with a third-party financial institution that permits us to sell, on a non-recourse basis, up to $50 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. The impact to net cash from operating activities from these transactions was not material in fiscal 2019, 2018 or 2017.
Contractual Obligations
At June 28, 2019, we had contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Obligations Due

	Total	Less than 1 Year	Years 1 - 3	Years 3 - 5	After 5 Years

	(Dollars in millions)
Long-term debt	$3,443	$657	$7	$3	$2,776
Purchase obligations (1)	1,736	1,160	533	42	1
Operating lease commitments	313	68	109	72	64
Interest on long-term debt	1,899	147	264	264	1,224
Minimum pension contributions (2)	3	3	—	—	—
Total contractual cash obligations (3)	$7,394	$2,035	$913	$381	$4,065
_______________
(1) The purchase obligations of $1.7 billion included $226 million of purchase obligations related to cost-plus type contracts where our costs are fully reimbursable.
(2) Amount includes minimum contributions to a Harris’ non-U.S. pension plan for the next twelve months, as estimated at June 28, 2019. Contributions beyond the next twelve months have not been determined. During fiscal 2018 and 2017, we made voluntary contributions of $700 million to our U.S. qualified pension plans. In addition to the anticipated voluntary contribution to L3Harris pension plans disclosed in Note 26: Subsequent Events in the Notes, we currently anticipate making $2 million of contributions to Harris U.S. qualified pension plans and $23 million of contributions to L3 U.S. qualified pension plans during the Fiscal Transition Period.
(3) The above table does not include unrecognized tax benefits of $204 million.
Following the completion of the L3Harris Merger, our contractual cash obligations significantly increased.

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

As of June 28, 2019, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of June 28, 2019, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our financial condition, results of operations or cash flows, and we were not a party to any related party transactions that materially affect our financial condition, results of operations or cash flows.
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

Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At June 28, 2019, we had commercial commitments on outstanding surety bonds, standby letters of credit and other arrangements, as follows:

		Expiration of Commitments
	Total	Less than 1 Year	Year 2	Year 3	After 3 years
	(Dollars in millions)
Surety bonds used for:
Bids	$3	$3	$—	$—	$—
Performance	512	362	34	58	58
	515	365	34	58	58
Standby letters of credit used for:
Down payments	60	60	—	—	—
Performance	148	93	6	5	44
Warranty	16	15	—	—	1
	224	168	6	5	45
Total commitments	$739	$533	$40	$63	$103
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
Foreign Exchange and Currency:    We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at June 28, 2019 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note 19: Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates:    As of June 28, 2019, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at June 28, 2019 would not have had a material impact on the fair value of these obligations. There is no interest-rate risk associated with long-term fixed-rate debt obligations on our results of operations and cash flows unless existing obligations are refinanced upon maturity at then-current interest rates, because the interest rates are fixed until maturity, and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term fixed-rate debt obligations over the next twelve months. See Note 13: Debt in the Notes for information regarding the maturities of our long-term fixed-rate debt obligations.
We use derivative instruments from time to time to manage our exposure to interest rate risk associated with our anticipated issuance of new long-term fixed-rate notes to repay at maturity our existing long-term fixed-rate debt obligations. See Note 19: Derivative Instruments and Hedging Activities in the Notes for additional information.
As of June 28, 2019, we also had long-term variable-rate debt obligations of $250 million of Floating Rate Notes due April 30, 2020. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these debt obligations at June 28, 2019 would not have had a material impact on our results of operations or cash flows. See Note 13: Debt in the Notes for further information.
As of June 28, 2019, we also had short-term variable-rate debt outstanding, primarily under our commercial paper program, subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place, temporarily funding repurchases under our share repurchase programs and temporarily funding redemption of long-term debt. The interest rate risk associated with such debt on our results of operations and cash flows is not material due to its temporary nature.
Impact of Foreign Exchange
Approximately 18 percent of our international business was transacted in local currency environments in fiscal 2019 compared with 22 percent in fiscal 2018. The impact of translating the assets and liabilities of these operations to U.S. dollars is included as a component of shareholders’ equity. As of June 28, 2019, the cumulative foreign currency translation adjustment included in shareholders’ equity was a $106 million loss compared with a $99 million loss at June 29, 2018. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2019, 2018 or 2017.
Impact of Inflation
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not materially adversely impact our gross margin, revenue or operating income in fiscal 2019, 2018 or 2017.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The following is not intended to be a comprehensive list of our accounting policies or estimates. Our significant accounting policies are more fully described in Note 1: Significant Accounting Policies in the Notes. In preparing our financial statements and accounting for the underlying transactions and balances, we apply our accounting policies and estimates as disclosed in the Notes. We consider the policies and estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results dependent on estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks related to these estimates on our business operations are discussed throughout this MD&A where such estimates affect our reported and expected financial results. Senior management has discussed the development and selection of the critical accounting policies and estimates and the related disclosure included herein with the Audit Committee of our Board of Directors. Preparation of this Report requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, expenses and backlog as well as disclosure of contingent assets and liabilities. Actual results may differ from those estimates.
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
Effective June 30, 2018, we adopted ASC 606, a new revenue recognition standard under which revenue is recognized as control transfers to the customer. The guidance in this standard is principles-based, and, consequently, entities are required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. Under ASC 606, revenue for our contracts is generally recognized over time using the cost-to-cost method, which is consistent with the revenue recognition model we used for the majority of our contracts prior to the adoption of this standard. In most cases, the accounting for contracts where we previously recognized revenue as units were delivered has changed under

ASC 606 such that we now recognize revenue as costs are incurred. In addition, for certain of our contracts, there is a change in the number of performance obligations under ASC 606, which has altered the timing of revenue and margin recognition. See Note 1: Significant Accounting Policies in the Notes for a description of our updated revenue recognition accounting policies and other significant accounting policies updated in connection with our adoption of ASC 606.
Revenue Recognition
A significant portion of our business is derived from development and production contracts. Revenue and profit related to development and production contracts are recognized over time, typically using the percentage of completion (“POC”) cost-to-cost method of revenue recognition, whereby we measure our progress toward completion of performance obligations based on the ratio of costs incurred to date to estimated costs at completion under the contract. Because costs incurred represent work performed, we believe this method best depicts the transfer of control to the customer. We determine the transaction price for each contract based on our best estimate of the consideration we expect to receive, and this includes assumptions regarding variable consideration, such as award and incentive fees. These variable amounts generally are awarded upon achievement of certain negotiated performance metrics, program milestones or cost targets and can be based upon customer discretion. We include such estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
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
EAC adjustments had the following impacts to operating income for the periods presented:

	2019	2018	2017

	(In millions)
Favorable adjustments	$138	$127	$117
Unfavorable adjustments	(121)	(146)	(118)
Net operating income adjustments	$17	$(19)	$(1)
There were no individual impacts to operating income due to EAC adjustments in fiscal 2019, 2018 or 2017 that were material to our results of operations on a consolidated or segment basis for such periods.
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
Postretirement Benefit Plans
Former Exelis employees participate in numerous defined benefit pension and other postretirement defined benefit plans (collectively, referred to as “defined benefit plans”) in the United States, which are sponsored by L3Harris. The determination of projected benefit obligations and the recognition of expenses related to defined benefit pension plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination and other factors (some of which are disclosed in Note 14: Pension and Other Postretirement Benefits in the Notes). Actual results that differ from our assumptions are accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants.
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

Obligation assumptions as of:	June 28, 2019	June 29, 2018
Discount rate	3.35%	4.05%
Rate of future compensation increase	2.76%	2.76%

Cost assumptions for fiscal years:	2019	2018
Discount rate to determine service cost	3.89%	3.48%
Discount rate to determine interest cost	3.75%	3.28%
Expected return on plan assets	7.66%	7.66%
Rate of future compensation increase	2.76%	2.76%

Key assumptions for the U.S. Salaried Retirement Plan (“U.S. SRP”) (our largest defined benefit plan, with approximately 90% of the total projected benefit obligation as of June 28, 2019) included a discount rate for obligation assumptions of 3.37% and expected return on plan assets of 7.75% for fiscal 2019, which is being maintained at 7.75% for the Fiscal Transition Period. Effective December 31, 2016, accruals under the U.S. SRP benefit formula were frozen for all employees and replaced with a 1% cash balance benefit formula for certain employees who were not highly compensated on December 31, 2016.
Expected Return on Plan Assets
Substantially all of our plan assets are managed on a commingled basis in a master investment trust. We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we consider the plan’s actual historical annual return on assets over the past 15, 20 and 25 years and historical broad market returns over long-term time frames based on our strategic allocation, which is detailed in Note 14: Pension and Other Postretirement Benefits in the Notes. Future returns are based on independent estimates of long-term asset class returns. Based on this approach, the long-term annual rate of return on assets was estimated at 7.66% for each of fiscal 2019 and 2018.
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
Sensitivity Analysis
Pension Expense
A 25 basis point change in the long-term expected rate of return on plan assets and discount rate would have the following effect on the combined U.S. defined benefit pension plans’ pension expense for the next twelve months:

	Increase/(Decrease) in Pension Expense
	25 Basis Point Increase	25 Basis Point Decrease

	(In millions)
Long-term rate of return on assets used to determine net periodic benefit cost	$(12.0)	$12.0
Discount rate used to determine net periodic benefit cost	$7.7	$(2.6)
Projected Benefit Obligation
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations (“PBO”) from the fair value of plan assets. The sensitivity of the PBO to changes in the discount rate varies depending on the magnitude and direction of the change in the discount rate. We estimate that a decrease of 25 basis points in the discount rate of the combined U.S. defined benefit pension plans would increase the PBO by approximately $160 million and an increase of 25 basis points would decrease the PBO by approximately $153 million.
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
As of June 28, 2019, our reserve for excess and obsolete inventory was $73 million, or 17 percent of our gross inventory balance, which compares with our reserve of $66 million, or 14 percent of our gross inventory balance, as of June 29, 2018. Although we make reasonable efforts to ensure the accuracy of our forecasts of future product demand, including the impact of planned future product launches, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our reported operating results.
Goodwill
Goodwill in our Consolidated Balance Sheet as of June 28, 2019 and June 29, 2018 was $5,340 million and $5,372 million, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. We identify potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill, which is adjusted for allocations of Corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Harris Night Vision Goodwill Allocation
As described in more detail in Note 3: Discontinued Operations and Divestitures and Note 26: Subsequent Events in the Notes, we entered into a definitive agreement to sell the Harris Night Vision business on April 4, 2019. Because the pending divestiture of the Harris Night Vision business represented the disposal of a portion of a reporting unit within our Communications System segment, we assigned $30 million of goodwill to the Harris Night Vision business disposal group on a relative fair value basis during the fourth quarter of fiscal 2019, when the held for sale criteria were met. The fair value of the Harris Night Vision business disposal group was determined based on the negotiated selling price, and the fair value of the retained businesses (which comprised the remaining portion of the reporting unit) was determined based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. In conjunction with the relative fair value allocation, we tested goodwill assigned to the disposal group and goodwill assigned to the retained businesses for impairment, and we concluded that goodwill and other assets related to the Harris Night Vision business were not impaired as of June 28, 2019.
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
Fiscal 2017, 2018 and 2019 Impairment Tests
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
In the fourth quarter of fiscal 2017, 2018 and 2019, we performed our annual impairment tests of our reporting units’ goodwill. We completed these tests with no adjustment required to the goodwill of any of our reporting units. As of the date of our fiscal 2019 impairment test, the estimated fair value for each of our reporting units exceeded its carrying amount.
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
Our Consolidated Balance Sheet as of June 28, 2019 included deferred tax assets of $173 million and deferred tax liabilities of $12 million. This compares with deferred tax assets of $119 million and deferred tax liabilities of $79 million as of June 29, 2018. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $159 million as of June 28, 2019 and $181 million as of June 29, 2018. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.
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

•
The U.S. Government’s budget deficit, the national debt and sequestration, as well as any inability of the U.S. Government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse impact on our business, financial condition, results of operations and cash flows.

•
We could be negatively impacted by a security breach, through cyber attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our IT networks and related systems or of those we operate for certain of our customers.

•	Our ability to successfully manage ongoing business and organizational changes could impact our business results.

•
Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts. In particular, our fixed-price contracts could subject us to losses in the event of cost overruns or a significant increase in inflation.

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

•	We are subject to government investigations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.

•
Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.

•
Our commercial aviation products, systems and services business (which was a portion of L3’s business prior to the L3Harris Merger) is affected by global demand and economic factors that could negatively impact our financial results.

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

•
We may fail to realize all of the anticipated benefits of the L3Harris Merger or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the businesses.

•	Certain business uncertainties arising from the L3Harris Merger could adversely affect our businesses and operations.

•	We have incurred and will incur direct and indirect costs as a result of the L3Harris Merger.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
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

MANAGEMENT’S REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING
The management of L3Harris Technologies, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance, based on an appropriate cost-benefit analysis, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.
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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of June 28, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of June 28, 2019.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 62 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of L3Harris Technologies, Inc. (formerly known as Harris Corporation) (the Company) as of June 28, 2019 and June 29, 2018, the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended June 28, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(2), collectively referred to as the “consolidated financial statements.” In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 28, 2019 and June 29, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated August 22, 2019 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
August 22, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited L3Harris Technologies, Inc.’s internal control over financial reporting as of June 28, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L3Harris Technologies, Inc. (formerly known as Harris Corporation) (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 28, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of L3Harris Technologies, Inc. as of June 28, 2019 and June 29, 2018, the related consolidated statements of income, comprehensive income, cash flows and equity for each of the three years in the period ended June 28, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(2) and our report dated August 22, 2019 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Orlando, Florida
August 22, 2019

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended
	2019	2018	2017
	(In millions, except per share amounts)
Revenue from product sales and services
Revenue from product sales	$5,638	$5,038	$4,667
Revenue from services	1,163	1,130	1,230
	6,801	6,168	5,897
Cost of product sales and services
Cost of product sales	(3,615)	(3,239)	(3,058)
Cost of services	(852)	(827)	(796)
	(4,467)	(4,066)	(3,854)
Engineering, selling and administrative expenses	(1,242)	(1,182)	(1,150)
Non-operating income	188	156	166
Interest income	2	2	2
Interest expense	(169)	(170)	(172)
Income from continuing operations before income taxes	1,113	908	889
Income taxes	(160)	(206)	(261)
Income from continuing operations	953	702	628
Discontinued operations, net of income taxes	(4)	(3)	(85)
Net income	$949	$699	$543
Net income per common share
Basic
Continuing operations	$8.06	$5.90	$5.11
Discontinued operations	(0.03)	(0.02)	(0.69)
	$8.03	$5.88	$4.42
Diluted
Continuing operations	$7.89	$5.78	$5.04
Discontinued operations	(0.03)	(0.02)	(0.68)
	$7.86	$5.76	$4.36
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Years Ended
	2019	2018	2017
	(In millions)
Net income	$949	$699	$543
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	(7)	15	(34)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	(18)	1	1
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	(480)	93	200
Other comprehensive income (loss), net of income taxes	(505)	109	167
Total comprehensive income	$444	$808	$710
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	June 28, 2019	June 29, 2018

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$530	$288
Receivables	457	466
Contract assets	807	782
Inventories	360	411
Income taxes receivable	191	174
Other current assets	100	103
Assets of disposal group held for sale	133	—
Total current assets	2,578	2,224
Non-current Assets
Property, plant and equipment	894	900
Goodwill	5,340	5,372
Other intangible assets	870	989
Non-current deferred income taxes	173	119
Other non-current assets	262	247
Total non-current assets	7,539	7,627
	$10,117	$9,851
Liabilities and Equity
Current Liabilities
Short-term debt	$103	$78
Accounts payable	525	622
Contract liabilities	496	372
Compensation and benefits	161	142
Other accrued items	283	317
Income taxes payable	8	15
Current portion of long-term debt, net	656	304
Liabilities of disposal group held for sale	36	—
Total current liabilities	2,268	1,850
Non-current Liabilities
Defined benefit plans	1,174	714
Long-term debt, net	2,763	3,408
Non-current deferred income taxes	12	79
Other long-term liabilities	537	522
Total non-current liabilities	4,486	4,723
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 118,552,599 shares at June 28, 2019 and 118,280,120 shares at June 29, 2018	119	118
Other capital	1,778	1,714
Retained earnings	2,173	1,648
Accumulated other comprehensive loss	(707)	(202)
Total shareholders’ equity	3,363	3,278
	$10,117	$9,851
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended
	2019	2018	2017

	(In millions)
Operating Activities
Net income	$949	$699	$543
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	115	117	151
Depreciation and other amortization	143	142	160
Share-based compensation	141	82	42
Qualified pension plan contributions	(1)	(301)	(589)
Pension income	(136)	(135)	(97)
Impairment of goodwill and other assets	—	—	240
Loss on sales of businesses, net	—	—	14
Loss on extinguishment of debt	—	24	—
(Increase) decrease in:
Accounts receivable	(9)	(101)	24
Contract assets	(25)	(76)	156
Inventories	(1)	(19)	(32)
Increase (decrease) in:
Accounts payable	(84)	82	18
Contract liabilities	124	81	(31)
Income taxes	22	202	111
Other	(53)	(46)	(141)
Net cash provided by operating activities	1,185	751	569
Investing Activities
Net additions of property, plant and equipment	(161)	(136)	(119)
Proceeds from sales of businesses, net	—	—	1,014
Adjustment to proceeds from sale of business	—	(2)	(25)
Other investing activities	2	(3)	—
Net cash provided by (used in) investing activities	(159)	(141)	870
Financing Activities
Net proceeds from borrowings	27	1,387	85
Repayments of borrowings	(308)	(1,658)	(584)
Proceeds from exercises of employee stock options	50	34	54
Repurchases of common stock	(200)	(272)	(710)
Cash dividends	(325)	(272)	(262)
Other financing activities	(25)	(24)	(21)
Net cash used in financing activities	(781)	(805)	(1,438)
Effect of exchange rate changes on cash and cash equivalents	(3)	(1)	(4)
Net increase (decrease) in cash and cash equivalents	242	(196)	(3)
Cash and cash equivalents, beginning of year	288	484	487
Cash and cash equivalents, end of year	$530	$288	$484
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity

	(In millions, except per share amounts)
Balance at July 1, 2016 — As Reported	$125	$2,096	$1,330	$(495)	$1	$3,057
Cumulative effect of adopting ASC 606	—	—	(15)	—		(15)
Net income	—	—	543	—	—	543
Other comprehensive income	—	—	—	167	—	167
Net accumulated foreign currency loss reclassified to earnings	—	—	—	52	—	52
Shares issued under stock incentive plans	1	53	—	—	—	54
Share-based compensation expense	—	40	—	—	—	40
Repurchases and retirement of common stock	(6)	(410)	(278)	—	—	(694)
Forward contract component of accelerated share repurchase	—	(38)	—	—	—	(38)
Cash dividends ($2.12 per share)	—	—	(262)	—	—	(262)
Other activity related to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at June 30, 2017	120	1,741	1,318	(276)	—	2,903
Reclassifications due to adoption of accounting standards updates	—	—	35	(35)	—	—
Net income	—	—	699	—	—	699
Other comprehensive income	—	—	—	109	—	109
Shares issued under stock incentive plans	—	33	—	—	—	33
Shares issued under defined contribution plans	—	31	—	—	—	31
Share-based compensation expense	—	49	—	—	—	49
Repurchases and retirement of common stock	(2)	(178)	(132)	—	—	(312)
Forward contract component of accelerated share repurchase	—	38	—	—	—	38
Cash dividends ($2.28 per share)	—	—	(272)	—	—	(272)
Balance at June 29, 2018	118	1,714	1,648	(202)	—	3,278
Net income	—	—	949	—	—	949
Other comprehensive income	—	—	—	(505)	—	(505)
Shares issued under stock incentive plans	1	49	—	—	—	50
Shares issued under defined contribution plans	1	82	—	—	—	83
Share-based compensation expense	—	57	—	—	—	57
Repurchases and retirement of common stock	(1)	(124)	(99)	—	—	(224)
Cash dividends ($2.74 per share)	—	—	(325)	—	—	(325)
Balance at June 28, 2019	$119	$1,778	$2,173	$(707)	$—	$3,363
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unless otherwise specified, all disclosures in these Notes to Consolidated Financial Statements (“Notes”) relate to Harris Corporation as of June 28, 2019 and exclude any information related to and any potential impact that has resulted or may result from the L3Harris Merger (as described in Note 1: Significant Accounting Policies under “Principles of Consolidation” and Note 26: Subsequent Events).
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Organization — L3Harris Technologies, Inc., together with its subsidiaries, is a leading technology innovator, solving customers’ toughest mission-critical challenges by providing solutions that connect, inform and protect. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of the end of fiscal 2019, we had approximately 18,200 employees, including approximately 8,000 engineers and scientists.
Principles of Consolidation — On October 12, 2018, Harris Corporation, a Delaware corporation (“Harris”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with L3 Technologies, Inc., a Delaware corporation (“L3”), and Leopard Merger Sub Inc., a Delaware corporation and a newly formed, direct wholly owned subsidiary of Harris (“Merger Sub”), pursuant to which Harris and L3 agreed to combine their respective businesses in an all-stock merger, at the closing of which Merger Sub would merge with and into L3, with L3 continuing as the surviving corporation and a direct wholly owned subsidiary of Harris (the “L3Harris Merger”).
The closing of the L3Harris Merger occurred on June 29, 2019 (“Closing Date”), after the end of Harris’ fiscal 2019 on June 28, 2019. Upon completion of the L3Harris Merger, Harris was renamed “L3Harris Technologies, Inc.” (“L3Harris”), and each share of L3 common stock converted into the right to receive 1.30 shares of L3Harris common stock. Shares of L3Harris common stock, which previously traded under ticker symbol “HRS” on the New York Stock Exchange (“NYSE”) prior to completion of the L3Harris Merger, are traded under ticker symbol “LHX” following completion of the L3Harris Merger. L3Harris was owned on a fully diluted basis approximately 54 percent by Harris shareholders and 46 percent by L3 shareholders immediately following the completion of the L3Harris Merger.
Because the L3Harris Merger closed after Harris’ fiscal 2019 ended, the preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires that our Consolidated Financial Statements and most of the disclosure in these Notes be presented on a historical basis, as of or for the fiscal year ended June 28, 2019 (Harris’ fiscal 2019) or prior periods. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “L3Harris” as used in this Report mean Harris Corporation and its subsidiaries (“Harris”) when referring to periods prior to the end of fiscal 2019 (prior to the L3Harris Merger) and to the combined company L3Harris Technologies, Inc., when referring to periods after the end of fiscal 2019 (after the L3Harris Merger).
The L3Harris Merger will be accounted for using the acquisition method of accounting, and Harris will be treated as the accounting acquirer. Under the acquisition method of accounting, we are required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the Closing Date. The excess of the purchase price over those fair values is recorded as goodwill. Due to the timing of the merger, the initial accounting and valuation work was incomplete at the time these financial statements were issued. Other required disclosures will be provided once the initial accounting for the L3Harris Merger is complete. See Note 26: Subsequent Events for additional information related to the merger.
As part of the regulatory process in connection with the L3Harris Merger, we entered into a definitive agreement on April 4, 2019 to sell the Harris Night Vision business to Elbit Systems of America, LLC, a subsidiary of Elbit Systems Ltd., for $350 million in cash, subject to customary purchase price adjustments as set forth in the definitive agreement. The sale transaction was conditioned on completion of the L3Harris Merger, as well as customary closing conditions, including receipt of regulatory approvals. The Harris Night Vision business, which is reported as part of our Communication Systems Segment in this Report, is a global supplier of high-performance, vision-enhancing products for U.S. and allied military and security forces and commercial customers. During the fourth quarter of fiscal 2019, we received all necessary regulatory approvals for the L3Harris Merger and the assets and liabilities of the Harris Night Vision business were classified as held for sale in our Consolidated Balance Sheet at June 28, 2019. We expect to close the sale of the Harris Night Vision business during the third quarter of calendar year 2019 and use the proceeds from the sale to pre-fund L3Harris pension plans and return cash to shareholders.
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
Fiscal Year — Through fiscal 2019, our fiscal years ended on the Friday nearest June 30. Commencing June 29, 2019, our fiscal year will end on the Friday nearest December 31, and the period commencing on June 29, 2019 will be a fiscal transition period ending on January 3, 2020 (the “Fiscal Transition Period”). Each of our fiscal years 2019, 2018 and 2017 included 52 weeks.
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
Contract Assets and Liabilities — The timing of revenue recognition, customer billings and cash collections results in accounts receivable, contract assets and contract liabilities at the end of each reporting period. Contract assets include unbilled amounts typically resulting from revenue recognized exceeding amounts billed to customers for contracts utilizing the percentage of completion (“POC”) cost-to-cost revenue recognition method. We bill customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries and, in certain arrangements, the customer may withhold payment of a small portion of the contract price until contract completion. Contract liabilities include advance payments and billings in excess of revenue recognized, including deferred revenue. Contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period.

The non-current portion of contract liabilities is included within the “Other long-term liabilities” line item in our Consolidated Balance Sheet.
Contract assets related to amounts withheld by customers until contract completion are not considered a significant financing component of our contracts because the intent is to protect the customers from our failure to satisfactorily complete our performance obligations. Payments received from customers in advance of revenue recognition are not considered a significant financing component of our contracts because they are utilized to pay for contract costs within a one-year period or are requested by us to ensure the customers meet their payment obligations. See Note 6: Contract Assets and Contract Liabilities for additional information.
Inventories — Inventories are valued at the lower of cost (determined by average and first-in, first-out methods) or net realizable value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory primarily based on our estimated forecast of product demand, anticipated end of product life and production requirements. See Note 7: Inventories for additional information regarding inventories.
Costs to Obtain or Fulfill a Contract — Costs to obtain a contract are incremental direct costs incurred to obtain a contract with a customer, including sales commissions and dealer fees, and are capitalized if material. Costs to fulfill a contract include costs directly related to a contract or specific anticipated contract (for example, mobilization, set-up and certain design costs) that generate or enhance our ability to satisfy our performance obligations under these contracts. These costs are capitalized to the extent they are expected to be recovered from the associated contract. Capitalized costs to obtain or fulfill a contract are amortized to expense over the expected period of benefit for contracts with terms greater than one year on a systematic basis that is consistent with the pattern of transfer of the associated goods and services to the customer. As a practical expedient, capitalized costs to obtain or fulfill a contract with a term of one year or less are expensed as incurred.
Property, Plant and Equipment — Property, plant and equipment are carried on the basis of cost and include software capitalized for internal use. Depreciation of buildings, machinery and equipment is computed by the straight-line and accelerated methods. The estimated useful lives of buildings, including leasehold improvements, generally range between 2 and 45 years. The estimated useful lives of machinery and equipment generally range between 2 and 10 years. Amortization of internal-use software begins when the software is put into service and is based on the expected useful life of the software. The useful lives over which we amortize internal-use software generally range between 3 and 10 years. See Note 8: Property, Plant and Equipment for additional information regarding property, plant and equipment.
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
We identify goodwill impairment and measure any loss from an impairment by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired, and an impairment loss is recognized in an amount equal to that excess. See Note 3: Discontinued Operations and Divestitures and Note 9: Goodwill for additional information regarding goodwill.
Long-Lived Assets, Including Finite-Lived Intangible Assets — Long-lived assets, including finite-lived intangible assets, are amortized on a straight-line basis over their useful lives. We assess the recoverability of the carrying value of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. See Note 8: Property, Plant and Equipment and Note 10: Intangible Assets for additional information regarding long-lived assets and intangible assets.
Other Assets and Liabilities — No assets within the “Other current assets” or “Other non-current assets” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current assets or total assets, respectively, as of June 28, 2019 or June 29, 2018. No accrued liabilities or expenses within the “Other accrued items” or “Other long-term liabilities” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current liabilities or total liabilities, respectively, as of June 28, 2019 or June 29, 2018.

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
Standard Warranties — We record estimated standard warranty costs in the period in which the related products are delivered. Factors that affect the estimated cost for warranties include the terms of the contract, the type and complexity of the delivered product, number of installed units, historical experience and management’s assumptions regarding anticipated rates of warranty claims and cost per claim. Our standard warranties start from the shipment, delivery or customer acceptance date and continue as follows:

Segment	Average Warranty Period
Communication Systems	One to five years
Electronic Systems	One to two years
Space and Intelligence Systems	60 days to two years

Because our products are manufactured, in many cases, to customer specifications and their acceptance is based on meeting those specifications, we historically have experienced minimal warranty costs. Factors that affect our warranty liability include the number of installed units, historical experience, anticipated delays in delivery of products to end customers, in-country support for international sales and our assumptions regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability as necessary. See Note 11: Accrued Warranties for additional information regarding warranties, including extended warranties.
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
Revenue Recognition — Effective June 30, 2018, we adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), as amended (“ASC 606”), using the full retrospective method. Refer to Note 2: Accounting Changes or Recent Accounting Pronouncements for additional information. The significant accounting policies disclosed below reflect the impact of our adoption of ASC 606.
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
For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price of the good or service underlying each performance obligation. The standalone selling price represents the amount for which we would sell the good or service to a customer on a standalone basis (i.e., not sold as a bundle with any other products or services). Our contracts with the U.S. Government, including foreign military sales contracts, are subject to the Federal Acquisition Regulations (“FAR”) and the prices of our contract deliverables are typically based on our estimated or actual costs plus a reasonable profit margin. As a result, the standalone selling prices of the goods and services in these contracts are typically equal to the selling prices stated in the contract, thereby, eliminating the need to allocate (or reallocate) the transaction price to the multiple performance obligations. In our non-U.S. Government contracts, we also generally use the expected cost plus a reasonable profit margin approach to determine standalone selling price. In addition, we determine standalone selling price for certain contracts that are commercial in nature based on observable selling prices.
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
Revenue for our development and production contracts is recognized over time, typically using the POC cost-to-cost method, whereby we measure our progress towards completion of the performance obligation based on the ratio of costs incurred to date to estimated costs at completion under the contract. Because costs incurred represent work performed, we believe this method best depicts transfer of control of the asset to the customer.
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
Net EAC adjustments resulting from changes in estimates impacted our operating income favorably by $17 million ($13 million after tax or $.10 per diluted share) in fiscal 2019, and unfavorably by $19 million ($13 million after tax or $.11 per diluted share) in fiscal 2018 and $1 million (.01 per diluted share) in fiscal 2017. Revenue recognized from performance obligations satisfied in prior periods was $59 million, $43 million and $45 million for fiscal 2019, 2018 and 2017, respectively.
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
As of June 28, 2019, we were named, and continue to be named, as a potentially responsible party at 60 sites where future liabilities could exist. These sites included 5 sites owned by us, 47 sites associated with our former locations or operations and 8 hazardous waste treatment, storage or disposal facility sites not owned by us that contain hazardous substances allegedly attributable to us from past operations.
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was approximately $99 million, consisting of approximately $93 million for environmental liabilities related to Exelis operations and approximately $6 million for other environmental liabilities. In each case, the current portion of our estimated environmental liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet.
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

Financial Guarantees and Commercial Commitments — Financial guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. As of June 28, 2019, we did not have material financial guarantees and there were no such contingent commitments accrued for in our Consolidated Balance Sheet.
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
Business Segments — We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes, including pension income and excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in Note 24: Business Segments represents the elimination of intersegment sales. The “Unallocated corporate expense and corporate eliminations” line item in Note 24: Business Segments represents the portion of corporate expenses not allocated to our business segments and elimination of intersegment profits. The “Pension adjustment” line item in Note 24: Business Segments represents the reconciliation of the non-service components of net periodic pension and postretirement benefit costs, which are a component of segment operating income but are included in the “Non-operating income” line item in our Consolidated Statement of Income as a result of our adoption of ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”) as discussed in Note 2: Accounting Changes or Recent Accounting Pronouncements. The non-service components of net periodic pension and postretirement benefit costs include interest cost, expected return on plan assets and amortization of net actuarial gain or loss.
NOTE 2: ACCOUNTING CHANGES OR RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
As previously reported, effective June 30, 2018 we adopted ASC 606. This standard supersedes nearly all revenue recognition guidance under GAAP and International Financial Reporting Standards and supersedes some cost guidance for construction-type and production-type contracts. The guidance in this standard is principles-based, and, consequently, entities are required to use more judgment and make more estimates than under prior guidance, including identifying contract performance obligations, estimating variable consideration to include in the contract price and allocating the transaction price to separate performance obligations. The core principle of this standard is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. To help financial statement users better understand the nature, amount, timing and potential uncertainty of the revenue and cash flows, this standard requires significantly more interim and annual disclosures. We have adopted the requirements of the new standard using the full retrospective method, which means that we have restated each prior reporting period presented and recognized the cumulative effect of applying the standard at the earliest period presented. We opted for this adoption method because we believe it provides enhanced comparability and transparency across periods. We elected to apply the practical expedient related to backlog disclosures for prior reporting periods. We also elected to apply the practical expedient related to evaluating the effects of contract modifications that occurred prior to the earliest period presented. No other transition practical expedients were applied.
Adopting this standard resulted in the recognition of a cumulative-effect adjustment of $15 million to reduce the opening balance of retained earnings at July 2, 2016. Our fiscal 2017 revenue from product sales and services decreased by $3 million and our income from continuing operations decreased by $10 million ($.08 per share). Our fiscal 2018 revenue from product sales and services decreased by $14 million and our income from continuing operations decreased by $19 million ($.15 per share). This standard also resulted in the establishment of “Contract assets” and “Contract liabilities” line items and the reclassification to these line items of amounts previously presented in the “Receivables,” “Inventories” and “Advanced payments and unearned income” line items in our Consolidated Balance Sheet. Total net cash provided by operating activities and total net cash provided by or used in investing activities and financing activities in our Consolidated Statements of Cash Flows were not impacted by the adoption of ASC 606. These amounts are reflected in the tables below and are updated from the preliminary assessment of the impacts of adopting ASC 606 included in our Fiscal 2018 Annual Report on Form 10-K.
We also adopted ASU 2017-07 effective June 30, 2018. This standard requires that entities present components of net periodic pension and postretirement benefit costs other than the service cost component (“other components of net benefit cost”) separately from the service cost component. The other components of net benefit cost may be presented as a separate line item or items, or if a separate line item is not used, the line item used to present the other components of net benefit cost must be disclosed. Previously, we included each component of net benefit cost within the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Consolidated Statement of Income. In accordance with this update, we present the other components of net benefit cost as part of the “Non-operating income” line item in our Consolidated Statement of Income. We adopted this update retrospectively by recasting each prior period presented, using as our estimation basis for recasting prior periods the amounts disclosed in the postretirement benefit plan footnote to our previously issued financial statements. Adopting this update resulted in a $147 million increase in cost of sales and services, a $37 million increase in engineering, selling and administrative expenses and a corresponding $184 million increase in non-operating income for fiscal 2018, with no impact to net income, and a $132 million increase in cost of sales and services, a $32 million increase in engineering, selling and administrative expenses and a corresponding $164 million increase in non-operating income for fiscal 2017, with no impact to net income. Adopting this accounting standard did not impact our financial position or cash flows.

The following tables summarize the effect of adopting ASC 606 and ASU 2017-07 on our Consolidated Statement of Income for fiscal 2018 and 2017:

	Fiscal Year Ended June 29, 2018
	As Previously Reported	Effect of Adopting ASC 606	Effect of Adopting ASU 2017-07	As Recast

	(In millions, except per share amounts)
Revenue from product sales and services
Revenue from product sales	$5,062	$(24)	$—	$5,038
Revenue from services	1,120	10	—	1,130
	6,182	(14)	—	6,168
Cost of product sales and services
Cost of product sales	(3,106)	14	(147)	(3,239)
Cost of services	(825)	(2)	—	(827)
	(3,931)	12	(147)	(4,066)
Engineering, selling and administrative expenses	(1,129)	(16)	(37)	(1,182)
Non-operating income (loss)	(28)	—	184	156
Interest income	2	—	—	2
Interest expense	(170)	—	—	(170)
Income from continuing operations before income taxes	926	(18)	—	908
Income taxes	(205)	(1)	—	(206)
Income from continuing operations	721	(19)	—	702
Discontinued operations, net of income taxes	(3)	—	—	(3)
Net income	$718	$(19)	$—	$699

Net income per common share
Basic
Continuing operations	$6.06	$(0.16)	$—	$5.90
Discontinued operations	(0.02)	—	—	(0.02)
	$6.04	$(0.16)	$—	$5.88
Diluted
Continuing operations	$5.94	$(0.16)	$—	$5.78
Discontinued operations	(0.02)	—	—	(0.02)
	$5.92	$(0.16)	$—	$5.76

	Fiscal Year Ended June 30, 2017
	As Previously Reported	Effect of Adopting ASC 606	Effect of Adopting ASU 2017-07	As Recast

	(In millions, except per share amounts)
Revenue from product sales and services
Revenue from product sales	$4,667	$—	$—	$4,667
Revenue from services	1,233	(3)	—	1,230
	5,900	(3)	—	5,897
Cost of product sales and services
Cost of product sales	(2,964)	10	(104)	(3,058)
Cost of services	(770)	2	(28)	(796)
	(3,734)	12	(132)	(3,854)
Engineering, selling and administrative expenses	(1,093)	(25)	(32)	(1,150)
Non-operating income	2	—	164	166
Interest income	2	—	—	2
Interest expense	(172)	—	—	(172)
Income from continuing operations before income taxes	905	(16)	—	889
Income taxes	(267)	6	—	(261)
Income from continuing operations	638	(10)	—	628
Discontinued operations, net of income taxes	(85)	—	—	(85)
Net income	$553	$(10)	$—	$543

Net income per common share
Basic
Continuing operations	$5.19	$(0.08)	$—	$5.11
Discontinued operations	(0.69)	—	—	(0.69)
	$4.50	$(0.08)	$—	$4.42
Diluted
Continuing operations	$5.12	$(0.08)	$—	$5.04
Discontinued operations	(0.68)	—	—	(0.68)
	$4.44	$(0.08)	$—	$4.36

The following table summarizes the effect of the adoption of ASC 606 on our Consolidated Balance Sheet at June 29, 2018 and June 30, 2017:

	June 29, 2018			June 30, 2017
	As Previously Reported	Effect of Adopting ASC 606	As Recast	As Previously Reported	Effect of adopting ASC 606	As Recast

	(In millions)
Assets
Current Assets
Cash and cash equivalents	$288	$—	$288	$484	$—	$484
Receivables	735	(269)	466	623	(258)	365
Contract assets	—	782	782	—	706	706
Inventories	925	(514)	411	841	(449)	392
Income taxes receivable	174	—	174	24	—	24
Other current assets	101	2	103	101	—	101
Total current assets	2,223	1	2,224	2,073	(1)	2,072
Non-current Assets
Property, plant and equipment	900	—	900	904	—	904
Goodwill	5,372	—	5,372	5,366	—	5,366
Other intangible assets	989	—	989	1,104	—	1,104
Non-current deferred income taxes	116	3	119	409	15	424
Other non-current assets	239	8	247	234	8	242
Total non-current assets	7,616	11	7,627	8,017	23	8,040
	$9,839	$12	$9,851	$10,090	$22	$10,112

Liabilities and Equity
Current Liabilities
Short-term debt	$78	$—	$78	$80	$—	$80
Accounts payable	622	—	622	540	—	540
Advanced payments and unearned income	314	(314)	—	252	(252)	$—
Contract liabilities	—	372	372	—	291	291
Compensation and benefits	142	—	142	140	—	140
Other accrued items	313	4	317	329	3	332
Income taxes payable	15	—	15	31	(1)	30
Current portion of long-term debt, net	304	—	304	554	—	554
Total current liabilities	1,788	62	1,850	1,926	41	1,967
Non-current Liabilities
Defined benefit plans	714	—	714	1,278	—	1,278
Long-term debt, net	3,408	—	3,408	3,396	—	3,396
Non-current deferred income taxes	90	(11)	79	34	—	34
Other long-term liabilities	517	5	522	528	6	534
Total non-current liabilities	4,729	(6)	4,723	5,236	6	5,242
Equity
Shareholders’ Equity:
Common stock	118	—	118	120	—	120
Other capital	1,714	—	1,714	1,741	—	1,741
Retained earnings	1,692	(44)	1,648	1,343	(25)	1,318
Accumulated other comprehensive loss	(202)	—	(202)	(276)	—	(276)
Total equity	3,322	(44)	3,278	2,928	(25)	2,903
	$9,839	$12	$9,851	$10,090	$22	$10,112

The following table presents the effect of the adoption of ASC 606 on our Consolidated Statement of Cash Flows for fiscal 2018 and 2017:

	Fiscal Year Ended
	June 29, 2018			June 30, 2017
	As Previously Reported	Effect of Adopting ASC 606	As Recast	As Previously Reported	Effect of Adopting ASC 606	As Recast

	(In millions)
Net income	$718	(19)	$699	$553	$(10)	$543
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles(1)	117	—	117	151	—	151
Depreciation and other amortization(1)	142	—	142	160	—	160
Share-based compensation	82	—	82	42	—	42
Qualified pension plan contributions	(301)	—	(301)	(589)	—	(589)
Pension income	(135)	—	(135)	(97)	—	(97)
Impairment of goodwill and other assets	—	—	—	240	—	240
Los on sales of businesses, net	—	—	—	14	—	14
Loss on extinguishment of debt	24	—	24	—	—	—
(Increase) decrease in:
Accounts receivable	(112)	11	(101)	111	(87)	24
Contract assets	—	(76)	(76)	—	156	156
Inventories	(84)	65	(19)	28	(60)	(32)
Increase (decrease) in:
Accounts payable	82	—	82	18	—	18
Advance payments and unearned income	63	(63)	—	(42)	42	—
Contract liabilities	—	81	81	—	(31)	(31)
Income taxes	202	—	202	131	(20)	111
Other	(47)	1	(46)	(151)	10	(141)
Net cash provided by operating activities	$751	$—	$751	$569	$—	$569
_______________

(1)
“Amortization of acquisition-related intangibles” includes amortization of non-Exelis Inc. acquisition-related intangibles, which was previously included in the “Depreciation and amortization” line item in our Consolidated Statement of Cash Flows in our Fiscal 2018 Annual Report on Form 10-K.

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
We are adopting the new standard effective June 29, 2019 by applying the standard at the adoption date and recognizing a cumulative-effect adjustment to the opening balance of retained earnings. We plan to elect the package of practical expedients permitted by the standard, which, among other things, allows us to carry forward the historical lease classification. The substantial majority of our current lease arrangements are classified as operating leases under existing GAAP lease guidance, and they will continue to be classified as operating leases under the new standard. We have made substantial progress in executing our implementation plan, including identifying our lease population. We are in the process of implementing a new lease management software tool, a new accounting policy, as well as new processes and internal controls. We expect to record right-of-use assets and liabilities of $200 million to $300 million on our Consolidated Balance Sheet for historical Harris’ leases. This quantification does not take into account any potential impact that may result from the L3Harris Merger. We do not expect that the adoption of this standard will have a material impact on our results of operations or cash flows.

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
The major components of discontinued operations in our Consolidated Statement of Income included the following:

	2019	2018	2017

	(In millions)
Revenue from product sales and services	$—	$—	$1,039
Cost of product sales and services	—	—	(885)
Engineering, selling and administrative expenses	—	—	(91)
Impairment of goodwill and other assets	—	—	(240)
Non-operating loss, net(1)	(5)	(8)	(7)
Loss before income taxes	(5)	(8)	(184)
Loss on sale of discontinued operations, net(2)	—	—	(11)
Income tax benefit	1	5	110
Discontinued operations, net of income taxes	$(4)	$(3)	$(85)
_______________

(1)	“Non-operating loss, net” included a loss of $2 million in fiscal 2017 related to our former broadcast communications business (“Broadcast Communications”), which was divested in fiscal 2013.

(2)	“Loss on sale of discontinued operations, net” in fiscal 2017 included a $3 million decrease to the loss on the sale of Broadcast Communications.
Depreciation and amortization, capital expenditures and significant non-cash items of discontinued operations included the following:

2017

(In millions)
Depreciation and amortization	$39
Capital expenditures	4
Significant non-cash items:
Impairment of goodwill and other assets	(240)
Loss on sale of discontinued operations, net	(11)

IT Services
On April 28, 2017, we completed the divestiture to an affiliate of Veritas Capital Fund Management, L.L.C. (“Veritas”) of IT Services, which primarily provided IT and engineering managed services to U.S. Government customers, for net cash proceeds of $646 million, and recognized a pre-tax loss of $28 million (an after-tax gain of $55 million after certain tax benefits related to the transaction or $.44 per diluted share) on the sale after transaction expenses. The decision to divest IT Services was part of our strategy to simplify our operating model to focus on technology-differentiated, high-margin businesses. IT Services was part of our former Critical Networks segment and in connection with the definitive agreement to sell IT Services, as described above, the other remaining operations that had been a part of the Critical Networks segment, including our air traffic management business, primarily serving the Federal Aviation Administration (“FAA”), were integrated with our Electronic Systems segment effective for the third quarter of fiscal 2017, and our Critical Networks segment was eliminated. We agreed to provide various transition services to Veritas for a period of up to 18 months following the closing of the transaction pursuant to a separate agreement.

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
The following table presents the key financial results of IT Services included in “Discontinued operations, net of income taxes” in our Consolidated Statement of Income:

	2019	2018	2017

	(In millions)
Revenue from product sales and services	$—	$—	$895
Cost of product sales and services	—	—	(777)
Engineering, selling and administrative expenses	—	—	(68)
Impairment of goodwill and other assets	—	—	(240)
Non-operating loss	(1)	(4)	(9)
Loss before income taxes	(1)	(4)	(199)
Loss on sale of discontinued operations, net	—	—	(28)
Income tax benefit	—	5	69
Discontinued operations, net of income taxes	$(1)	$1	$(158)

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
The following table presents the key financial results of CapRock included in “Discontinued operations, net of income taxes” included in our Consolidated Statement of Income:

	2019	2018	2017

	(In millions)
Revenue from product sales and services	$—	$—	$144
Cost of product sales and services	—	—	(108)
Engineering, selling and administrative expenses	—	—	(23)
Non-operating income (loss)	(3)	(4)	4
Income (loss) before income taxes	(3)	(4)	17
Gain on sale of discontinued operations	—	—	14
Income tax benefit	1	—	41
Discontinued operations, net of income taxes	$(2)	$(4)	$72

Divestitures
As part of the regulatory process in connection with the L3Harris Merger, we entered into a definitive agreement on April 4, 2019 to sell Harris Night Vision business to Elbit Systems of America, LLC, a subsidiary of Elbit Systems Ltd., for

$350 million in cash, subject to customary purchase price adjustments as set forth in the definitive agreement. The sale transaction was conditioned on completion of the L3Harris Merger, as well as customary closing conditions, including receipt of regulatory approvals. The Harris Night Vision business, which is reported as part of our Communication Systems Segment in this Report, is a global supplier of high-performance, vision-enhancing products for U.S. and allied military and security forces and commercial customers. During the fourth quarter of fiscal 2019, we received all necessary regulatory approvals for the L3Harris Merger and the assets and liabilities of the Harris Night Vision business were classified as held for sale in our Consolidated Balance Sheet at June 28, 2019. We expect to close the sale of the Harris Night Vision business during the third quarter of calendar year 2019 and use the proceeds from the sale to pre-fund L3Harris pension plans and return cash to shareholders.
Summarized financial information for the Harris Night Vision business is as follows:

	2019	2018	2017

	(In millions)
Revenue from product sales and services	$166	$148	$121
Income before income taxes	27	23	11

Receivables	$18
Inventories	52
Property, plant and equipment	29
Goodwill	30
Other intangible assets	4
Assets of disposal group held for sale	$133

Accounts payable	$13
Contract liabilities	1
Compensation and benefits	3
Other accrued items	3
Defined benefit plans	16
Liabilities of disposal group held for sale	$36

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
Restructuring, Exelis Acquisition-Related Integration and Other Charges
In fiscal 2018, we recorded $5 million of charges for integration and other costs in connection with our acquisition of Exelis in fiscal 2015, substantially all of which were included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income.
In fiscal 2017, we recorded $58 million of charges for integration and other costs in connection with our acquisition of Exelis, substantially all of which were included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income.
We had liabilities of $16 million and $27 million as of the end of fiscal 2019 and 2018, respectively, associated with these integration activities and previous restructuring actions. The majority of the remaining liabilities as of the end of fiscal 2019 represent lease obligations associated with exited facilities with remaining terms of five years or less.

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
NOTE 5: RECEIVABLES
Receivables are summarized below:

	June 28, 2019	June 29, 2018

	(In millions)
Accounts receivable	$459	$468
Less allowances for collection losses	(2)	(2)
	$457	$466

We have a receivables sale agreement (“RSA”) with a third-party financial institution that permits us to sell, on a nonrecourse basis, up to $50 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution. Receivables sold pursuant to the RSA meet the requirements for sales accounting under Accounting Standards Codification 860, Transfers and Servicing, and accordingly, are derecognized from our Consolidated Balance Sheet at the time of sale. Outstanding accounts receivable sold pursuant to the RSA were not material as of the end of fiscal 2019, 2018 and 2017.
NOTE 6: CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts typically resulting from revenue recognized exceeding amounts billed to customers for contracts utilizing the POC cost-to-cost revenue recognition method. We bill customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries and, in certain arrangements, the customer may withhold payment of a small portion of the contract price until contract completion. Contract liabilities include advance payments and billings in excess of revenue recognized, including deferred revenue associated with extended product warranties. Contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period. The increase in contract liabilities in fiscal 2019 was primarily due to an increase in the receipt of advance payments and the timing of contractual billing milestones. Changes in contract assets and contract liabilities balances during the fiscal year ended June 29, 2018 were not materially impacted by any factors other than those described above.
Contract assets and contract liabilities are summarized below:

	June 28, 2019	June 29, 2018

	(In millions)
Contract assets	$807	$782
Contract liabilities, current	(496)	(372)
Contract liabilities, noncurrent(1)	(42)	(35)
Net contract assets	$269	$375
_______________

(1)	Non-current portion of contract liabilities are included as a component of the “Other long-term liabilities” line item in our Consolidated Balance Sheet.
The components of contract assets are summarized below:

	June 28, 2019	June 29, 2018

	(In millions)
Unbilled contract receivables, gross	$916	$881
Progress payments	(109)	(99)
	$807	$782

Impairment losses related to our contract assets were not material during fiscal 2019, 2018 or 2017. During fiscal 2019, 2018 and 2017, we recognized $287 million, $204 million and $221 million, respectively, of revenue related to contract liabilities that were outstanding at the end of the prior fiscal year.

NOTE 7: INVENTORIES
Inventories are summarized below:

	June 28, 2019	June 29, 2018

	(In millions)
Finished products	$77	$91
Work in process	90	121
Raw materials and supplies	193	199
	$360	$411

NOTE 8: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized below:

	June 28, 2019	June 29, 2018

	(In millions)
Land	$40	$43
Software capitalized for internal use	187	171
Buildings	631	620
Machinery and equipment	1,429	1,349
	2,287	2,183
Less accumulated depreciation and amortization	(1,393)	(1,283)
	$894	$900

Depreciation and amortization expense related to property, plant and equipment was $138 million, $143 million and $147 million in fiscal 2019, 2018 and 2017, respectively.
NOTE 9: GOODWILL
The assignment of goodwill by business segment, and changes in the carrying amount of goodwill for the fiscal years ended June 28, 2019 and June 29, 2018, by business segment, were as follows:

	Communication Systems	Electronic Systems	Space and Intelligence Systems	Total

	(In millions)
Balance at June 30, 2017	$785	$3,104	$1,477	$5,366
Currency translation adjustments	—	3	3	6
Balance at June 29, 2018	785	3,107	1,480	5,372
Currency translation adjustments	—	(1)	(1)	(2)
Decrease from reclassification to assets of disposal group held for sale(1)	(30)	—	—	(30)
Balance at June 28, 2019	$755	$3,106	$1,479	$5,340

_______________

(1)
In connection with our pending divestiture of the Harris Night Vision business, which is reported as part of our Communication Systems segment, we assigned $30 million of goodwill to the Harris Night Vision business during the quarter ended June 28, 2019 on a relative fair value basis, because the pending divestiture of the Harris Night Vision business represents the disposal of a portion of a reporting unit. Harris Night Vision assets, including assigned goodwill, are presented as “Assets of disposal group held for sale” in our Consolidated Balance Sheet as of June 28, 2019. See Note 3: Discontinued Operations and Divestitures and Note 26: Subsequent Events in these Notes for additional information.

NOTE 10: INTANGIBLE ASSETS
Unless otherwise specified, all disclosures in this Note relate to Harris Corporation as of June 28, 2019 and exclude any information related to and any potential impact that has resulted or may result from the L3Harris Merger (as described in Note 1: Significant Accounting Policies under “Principles of Consolidation” and Note 26: Subsequent Events).
We assess the recoverability of the carrying value of our long-lived assets, including intangible assets with finite useful lives, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable.
Intangible assets are summarized below:

	June 28, 2019			June 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net

	(In millions)
Customer relationships	$1,203	$419	$784	$1,206	$327	$879
Developed technologies	206	136	70	208	119	89
Trade names	42	26	16	43	22	21
Other	2	2	—	2	2	—
Total intangible assets	$1,453	$583	$870	$1,459	$470	$989

Amortization expense related to intangible assets was $115 million, $117 million and $126 million in fiscal 2019, 2018 and 2017, respectively, including approximately $101 million, $101 million and $109 million, respectively, of amortization expense for intangible assets related to our acquisition of Exelis.
Future estimated amortization expense for intangible assets is as follows:

(In millions)
Year 1	$101
Year 2	101
Year 3	101
Year 4	101
Year 5	101
Thereafter	365
Total	$870

NOTE 11: ACCRUED WARRANTIES
Changes in our liability for standard product warranties, which is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Consolidated Balance Sheet, during fiscal 2019 and 2018, were as follows:

	2019	2018

	(In millions)
Balance at beginning of fiscal year	$24	$26
Warranty provision for sales	16	13
Settlements	(11)	(14)
Other, including adjustments for divestitures and foreign currency translation	(4)	(1)
Balance at end of fiscal year	$25	$24

We also sell extended product warranties and recognize revenue from these arrangements over the warranty period. Costs of warranty services under these arrangements are recognized as incurred. Deferred revenue associated with extended product warranties at June 28, 2019 and June 29, 2018 was $26 million and $16 million, respectively, and is included as a component of the “Contract liabilities” and “Other long-term liabilities” line items in our Consolidated Balance Sheet.

NOTE 12: CREDIT ARRANGEMENTS
On June 28, 2019, we established a new $2 billion, 5-year senior unsecured revolving credit facility (the “2019 Credit Facility”) by entering into a Revolving Credit Agreement (the “2019 Credit Agreement”) with a syndicate of lenders. The 2019 Credit Facility replaced our prior $1 billion, 5-year senior unsecured revolving credit facility established under the Revolving Credit Agreement, dated as of June 26, 2018 (the “2018 Credit Agreement”). No loans or letters of credit under the 2018 Credit Agreement were outstanding at the time of, or were repaid in connection with, such termination, and we incurred no early termination penalties as a result of such termination.
The 2019 Credit Agreement provides for the extension of credit to us in the form of revolving loans, including swingline loans and letters of credit, at any time and from time to time during the term of the 2019 Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $2 billion for both revolving loans and letters of credit, with a sub-limit of $140 million for swingline loans and a sub-limit of $350 million for letters of credit. Borrowings under the 2019 Credit Agreement may be denominated in U.S. Dollars, Euros, Sterling and any other currency acceptable to the administrative agent and the lenders, with a foreign currency sub-limit of $400 million. The 2019 Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the 2019 Credit Agreement by an amount not to exceed $1 billion. Only consenting lenders (including new lenders reasonably acceptable to the administrative agent) will participate in any increase. In no event will the maximum amount of credit extensions available under the 2019 Credit Agreement exceed $3 billion. The proceeds of loans or letters of credit borrowings under the 2019 Credit Agreement are restricted from being used for hostile acquisitions (as defined in the 2019 Credit Agreement) or for any purpose in contravention of applicable laws. We are not otherwise restricted under the 2019 Credit Agreement from using the proceeds of loans or letters of credit borrowings under the 2019 Credit Agreement for working capital and other general corporate purposes or from using the 2019 Credit Facility to refinance existing debt and to repay maturing commercial paper issued by us from time to time. Subject to certain conditions stated in the 2019 Credit Agreement (including the absence of any default and the accuracy of certain representations and warranties), we may borrow, prepay and re-borrow amounts under the 2019 Credit Agreement at any time during the term of the 2019 Credit Agreement.
The 2019 Credit Agreement provides that we may designate wholly-owned subsidiaries organized in the United States, Canada or the United Kingdom (or such other jurisdictions as all lenders shall approve) as borrowers under the 2019 Credit Agreement. The obligations of any such subsidiary borrower shall be guaranteed by us.
The 2019 Credit Agreement provides that we may from time to time designate certain of our subsidiaries as unrestricted subsidiaries, which means certain of the representations and covenants in the 2019 Credit Agreement do not apply in respect of such subsidiaries.
At our election, borrowings under the 2019 Credit Agreement denominated in U.S. Dollars will bear interest either at (i) the eurocurrency rate for the applicable interest period plus an applicable margin, or (ii) the base rate plus an applicable margin. The eurocurrency rate for an interest period is the rate per annum equal to (a) the London interbank offered rate (“LIBOR”) for such interest period, divided by (b) a percentage equal to 1.00 minus the daily average eurocurrency reserve rate for such interest period. The applicable interest rate margin over the eurocurrency rate is initially equal to 1.375%, but may increase (to a maximum amount of 1.875%) or decrease (to a minimum amount of 1.125%) based on changes in the ratings of our senior unsecured long-term debt securities (“Senior Debt Ratings”). The base rate for any day is a rate per annum equal to the greatest of (i) the prime lending rate published in the Wall Street Journal, (ii) the Federal Reserve Bank of New York (“NYFRB”) Rate (“NYFRB Rate”) plus 0.500% (the NYFRB Rate is the greater of (a) the federal funds rate and (b) the overnight bank funding rate published by the NYFRB, and (iii) the eurocurrency rate for a one month interest period (as defined in the 2019 Credit Agreement) plus 1.000%. The applicable interest rate margin over the base rate is initially equal to 0.375%, but may increase (to a maximum amount of 0.875%) or decrease (to a minimum amount of 0.125%) based on changes in our Senior Debt Ratings.
Borrowings under the 2019 Credit Agreement denominated in a currency other than U.S. Dollars will bear interest at the eurocurrency rate for the applicable interest period plus an applicable margin, as described above, plus, in some cases, additional costs. Letter of credit fees are also determined based on our Senior Debt Ratings.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the 2019 Credit Agreement and letter of credit fees, we are required to pay a quarterly unused commitment fee, which shall accrue at an applicable rate per annum multiplied by the actual daily amount of the lenders’ aggregate unused commitments under the 2019 Credit Agreement. The applicable rate per annum for the unused commitment fee is initially equal to 0.200%, but may increase (to a maximum amount of 0.300%) or decrease (to a minimum amount of 0.125%) based on changes in our Senior Debt Ratings.

The 2019 Credit Agreement contains certain representations and warranties for the benefit of the administrative agent and the lenders, including but not limited to representations relating to: due incorporation and good standing; due authorization of the 2019 Credit Agreement documentation; absence of any requirement for governmental or third party authorization for the due execution, delivery and performance of the 2019 Credit Agreement documentation; enforceability of the 2019 Credit Agreement documentation; accuracy of financial statements; no material adverse effect since June 29, 2018; absence of material undisclosed litigation on June 28, 2019; compliance with the Employee Retirement Income Security Act of 1974 (“ERISA”) and environmental, anti-money laundering, sanctions, anti-corruption and certain other laws; payment of taxes; and solvency.
The 2019 Credit Agreement contains certain affirmative covenants, including but not limited to covenants relating to: reporting obligations; maintenance of corporate existence and good standing; compliance with laws; maintenance of properties and insurance; payment of taxes; compliance with ERISA and environmental, anti-money laundering, sanctions, export controls, anti-corruption and certain other laws; maintenance of accurate books and records; and visitation and inspection by the administrative agent and the lenders. The 2019 Credit Agreement also contains certain negative covenants, including covenants: limiting certain liens on assets; limiting certain mergers, consolidations or sales of assets; limiting certain sale and leaseback transactions; limiting certain vendor financing investments; limiting certain investments in unrestricted subsidiaries; and limiting certain hedging arrangements. The 2019 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness (excluding defined benefit plan liabilities) to total capital, each as defined in the 2019 Credit Agreement, to be greater than 0.65:1.00. We were in compliance with the covenants in the 2019 Credit Agreement at June 28, 2019.
The 2019 Credit Agreement contains certain events of default, including: failure to make payments under the 2019 Credit Agreement; failure to perform or observe terms, covenants or agreements contained in the 2019 Credit Agreement; material inaccuracy of any representation or warranty under the 2019 Credit Agreement; payment default by us or certain of our subsidiaries under other indebtedness with a principal amount in excess of $200 million or acceleration of or ability to accelerate such other indebtedness; occurrence of one or more final judgments or orders for the payment by us or certain of our subsidiaries of money in excess of $200 million that remain unsatisfied; incurrence by us or certain of our subsidiaries of certain ERISA liability in excess of $200 million; any bankruptcy or insolvency of L3Harris or any material subsidiary; invalidity of 2019 Credit Agreement documentation; or a change of control (as defined in the 2019 Credit Agreement) of L3Harris. If an event of default occurs, then the lenders may, among other things, terminate their commitments and declare all outstanding borrowings to be immediately due and payable together with accrued interest and fees.
All principal amounts borrowed or outstanding under the 2019 Credit Agreement are due on June 28, 2024, unless (i) the commitments are terminated earlier either at our request or if certain events of default described in the 2019 Credit Agreement occur or (ii) the maturity date is extended pursuant to provisions allowing us, from time to time after June 28, 2020, but at least 45 days prior to the scheduled maturity date then in effect, to request that the scheduled maturity date then in effect be extended by one calendar year (with no more than one such extension permitted in any calendar year and no more than two such extensions during the term of the 2019 Credit Agreement), subject to approval by lenders holding a majority of the commitments under the 2019 Credit Agreement and satisfaction of certain conditions stated in the 2019 Credit Agreement (including the absence of any default and the accuracy of certain representations and warranties); provided, however, that all revolving loans of those lenders declining to participate in the requested extension and whose commitments under the 2019 Credit Agreement have not been replaced pursuant to customary replacement rights in our favor shall remain due and payable in full, and all commitments under the 2019 Credit Agreement of such declining lenders shall terminate, on the maturity date in effect prior to the requested extension. At June 28, 2019, we had no borrowings outstanding under the 2019 Credit Facility, but we had $100 million of short-term debt outstanding under our commercial paper program that was supported by the 2019 Credit Facility.

NOTE 13: DEBT
Unless otherwise specified, all disclosures in this Note relate to Harris Corporation as of June 28, 2019 and exclude any information related to and any potential impact that has resulted or may result from the L3Harris Merger (as described in Note 1: Significant Accounting Policies under “Principles of Consolidation” and Note 26: Subsequent Events).
Long-Term Debt
Long-term debt is summarized below:

	June 28, 2019	June 29, 2018

	(In millions)
Variable-rate debt:
Floating rate notes, due February 27, 2019	$—	$300
Floating rate notes, due April 30, 2020	250	250
Total variable-rate debt	250	550
Fixed-rate debt:
2.7% notes, due April 27, 2020	400	400
3.832% notes, due April 27, 2025	600	600
7.0% debentures, due January 15, 2026	100	100
6.35% debentures, due February 1, 2028	26	26
4.400% notes, due June 15, 2028	850	850
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
Other	17	14
Total fixed-rate debt	3,193	3,190
Total debt	3,443	3,740
Less: unamortized discounts and issuance costs	(24)	(28)
Total debt, net	3,419	3,712
Less: current portion of long-term debt, net	(656)	(304)
Total long-term debt, net	$2,763	$3,408

The potential maturities of long-term debt, including the current portion, for the five years following fiscal 2019 and, in total, thereafter are: $657 million in the next twelve months; $5 million in year two; $2 million in year three; $2 million in year four; $1 million in year five; and $2,776 million thereafter.
Long-Term Debt Repaid in Fiscal 2019
During the third quarter of fiscal 2019, we repaid at maturity the entire outstanding $300 million aggregate principal amount of our Floating Rate Notes due February 27, 2019.
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
During the fourth quarter of fiscal 2018, we also repaid at maturity the entire outstanding $500 million aggregate principal amount of the 1.999% notes due April 27, 2018.
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
Long-Term Debt Issued in Fiscal 2018
Variable-rate Debt: On November 6, 2017, we completed the issuance and sale of $250 million in aggregate principal amount of Floating Rate Notes due April 30, 2020 (“Floating Rate Notes 2020”). We incurred $2 million of debt issuance costs related to the issuance of the Floating Rate Notes 2020, which are being amortized using the effective interest rate method over the life of the notes, and such amortization is included as a component of the “Interest expense” line item in our Consolidated Statement of Income. The Floating Rate Notes 2020 bear interest at a floating rate, reset quarterly, equal to three-month LIBOR plus 0.48% per year. Interest is payable quarterly in arrears on January 30, April 30, July 30 and October 30 of each year, commencing January 30, 2018. The Floating Rate Notes 2020 are not redeemable at our option prior to maturity. Upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We used the net proceeds, together with cash on hand, to repay in full the $253 million in remaining outstanding indebtedness under the 5-year tranche of our $1.3 billion senior unsecured term loan facility as described above under “Long-Term Debt Repaid in Fiscal 2018”.
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
Long-Term Debt From Prior to Fiscal 2019 That Remained Outstanding at June 28, 2019
On April 27, 2015, in connection with the then-pending acquisition of Exelis, to fund a portion of the cash consideration and other amounts payable under the terms of the merger agreement and to redeem certain of our existing notes, we issued long-term fixed-rate debt securities in the aggregate amount of $2.4 billion. The principal amounts, interest rates and maturity dates of these securities that remained outstanding at June 28, 2019 were as follows:

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
The following table presents the carrying amounts and estimated fair values of our long-term debt:

	June 28, 2019		June 29, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Long-term debt (including current portion)(1)	$3,419	$3,802	$3,712	$3,848
_______________

(1)
The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

Short-Term Debt
Our short-term debt at June 28, 2019 and June 29, 2018 was $103 million (including $100 million outstanding under our commercial paper program) and $78 million (including $75 million outstanding under our commercial paper program), respectively. Interest expense incurred on our short-term debt was not material in fiscal 2019, 2018 or 2017.
Interest Paid
Total interest paid was $170 million, $175 million and $168 million in fiscal 2019, 2018 and 2017, respectively.
NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFITS
Unless otherwise specified, all disclosures in this Note relate to Harris Corporation as of June 28, 2019 and exclude any information related to and any potential impact that has resulted or may result from the L3Harris Merger (as described in Note 1: Significant Accounting Policies under “Principles of Consolidation” and Note 26: Subsequent Events).
Defined Contribution Plan
As of June 28, 2019, we sponsor a defined contribution savings plan, which allows our eligible employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The plan includes several match contribution formulas which requires us to match a percentage of the employee contributions up to certain limits, generally totaling between 2.0% to 6.0% of employee eligible pay. Matching contributions charged to expense were $85 million, $83 million and $80 million for fiscal 2019, 2018 and 2017, respectively, including both continuing and discontinued operations, and in fiscal 2019 and 2018 included the issuance of shares of our common stock.

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
The following table provides the fair value of our deferred compensation plan investments and liabilities by category and by fair value hierarchy level:

	June 28, 2019		June 29, 2018
	Total	Level 1	Total	Level 1

	(In millions)
Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$38	$38	$46	$46
Investments measured at NAV:
Equity and fixed income funds	61		63
Corporate-owned life insurance	28		27
Total investments measured at NAV	89		90
Total fair value of deferred compensation plan assets	$127		$136

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$25	$25	$38	$38
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	132		111
Total fair value of deferred compensation plan liabilities	$157		$149

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
The U.S. Salaried Retirement Plan (“U.S. SRP”) is our largest defined benefit pension plan, with assets valued at $4.4 billion and a projected benefit obligation of $5.5 billion as of June 28, 2019. Effective December 31, 2016, accruals under the U.S. SRP benefit formula were frozen for all employees and replaced with a 1% cash balance benefit formula for certain employees who were not highly compensated on December 31, 2016.
Balance Sheet Information
Amounts recognized in our Consolidated Balance Sheet for defined benefit pension plans and other postretirement defined benefit plans (collectively, “defined benefit plans”) reflect the funded status of our plans. The following table provides a summary of the funded status of our defined benefit plans and the presentation of such balances within our Consolidated Balance Sheet:

	June 28, 2019			June 29, 2018
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)
Fair value of plan assets	$4,958	$201	$5,159	$5,098	$207	$5,305
Projected benefit obligation	(6,123)	(221)	(6,344)	(5,774)	(233)	(6,007)
Funded status	$(1,165)	$(20)	$(1,185)	$(676)	$(26)	$(702)
Consolidated Balance Sheet line item amounts:
Other non-current assets	$12	$—	$12	$15	$—	$15
Compensation and benefits	(7)	—	(7)	(2)	(1)	(3)
Liabilities of disposal group held for sale	(16)	—	(16)	—	—	—
Defined benefit plans	(1,154)	(20)	(1,174)	(689)	(25)	(714)

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

	June 28, 2019			June 29, 2018
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)
Net actuarial loss (gain)	$781	$(36)	$745	$156	$(46)	$110
Net prior service cost (credit)	6	(1)	5	4	(1)	3
	$787	$(37)	$750	$160	$(47)	$113

The following table provides a roll-forward of the projected benefit obligations for our defined benefit plans:

	2019			2018
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)
Change in benefit obligation
Benefit obligation at beginning of fiscal year	$5,774	$233	$6,007	$6,140	$265	$6,405
Service cost	36	—	36	39	1	40
Interest cost	209	8	217	195	7	202
Actuarial loss (gain)	514	(1)	513	(169)	(22)	(191)
Amendments	3	—	3	2	—	2
Benefits paid	(381)	(19)	(400)	(402)	(18)	(420)
Expenses paid	(30)	—	(30)	(35)	—	(35)
Curtailments	1	—	1	—	—	—
Foreign exchange	(3)	—	(3)	4	—	4
Benefit obligation at end of fiscal year	$6,123	$221	$6,344	$5,774	$233	$6,007

The following table provides a roll-forward of the assets and the ending funded status of our defined benefit plans:

	2019			2018
	Pension	Other Benefits	Total	Pension	Other Benefits	Total

	(In millions)
Change in plan assets
Plan assets at beginning of fiscal year	$5,098	$207	$5,305	$4,921	$212	$5,133
Actual return on plan assets	271	11	282	307	14	321
Employer contributions	3	2	5	303	(1)	302
Benefits paid	(381)	(19)	(400)	(402)	(18)	(420)
Expenses paid	(30)	—	(30)	(35)	—	(35)
Foreign exchange	(3)	—	(3)	4	—	4
Plan assets at end of fiscal year	$4,958	$201	$5,159	$5,098	$207	$5,305

Funded status at end of fiscal year	$(1,165)	$(20)	$(1,185)	$(676)	$(26)	$(702)
The accumulated benefit obligation for all defined benefit pension plans was $6.1 billion at June 28, 2019. The following table provides information for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	June 28, 2019	June 29, 2018

	(In millions)
Projected benefit obligation	$6,041	$5,694
Accumulated benefit obligation	6,041	5,694
Fair value of plan assets	4,864	5,004

Income Statement Information
The following table provides the components of net periodic benefit income and other amounts recognized in other comprehensive income for fiscal 2019, 2018, and 2017 as they pertain to our defined benefit plans:

	Pension			Other Benefits
	2019	2018	2017	2019	2018	2017

	(In millions)
Net periodic benefit income(1)
Service cost	$36	$39	$58	$—	$1	$1
Interest cost	209	195	184	8	7	8
Expected return on plan assets	(382)	(369)	(340)	(16)	(16)	(17)
Amortization of net actuarial loss (gain)	—	—	1	(6)	(1)	—
Effect of curtailments or settlements	1	—	—	—	—	—
Net periodic benefit income	(136)	(135)	(97)	(14)	(9)	(8)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial loss (gain)	$626	$(106)	$(284)	$4	$(20)	$(38)
Curtailment loss recognized	(1)	—	—	—	—	—
Prior service cost	3	2	—	—	—	—
Recognized prior service (cost) credit	—	—	—	—	—	—
Amortization of net actuarial gain (loss)	—	—	(1)	6	1	—
Amortization of prior service cost	(1)	—	—	—	—	—
Total change recognized in other comprehensive loss	627	(104)	(285)	10	(19)	(38)
Total impact from net periodic benefit cost and changes in other comprehensive loss	$491	$(239)	$(382)	$(4)	$(28)	$(46)

_______________
(1) Net periodic benefit income presented in this table includes both continuing and discontinued operations. $2 million of the service cost component of net periodic benefit income is included as a component of the “Discontinued operations, net of income taxes” line item in our Consolidated Statement of Income for fiscal 2017.
The following table provides estimated amounts for net actuarial gain and prior service cost to be amortized from accumulated other comprehensive loss into net periodic benefit income during the next twelve months for plans in existence as of June 28, 2019. These estimates will be recalculated for calendar year 2020 based on our next re-measurement at December 31, 2019.

	Pension	Other Benefits	Total

	(In millions)
Net actuarial (gain) loss	$1	$(5)	$(4)
Prior service cost	1	—	1
	$2	$(5)	$(3)

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

The following tables provide the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our defined benefit pension plans in existence as of June 28, 2019:

Obligation assumptions as of:	June 28, 2019	June 29, 2018
Discount rate	3.35%	4.05%
Rate of future compensation increase	2.76%	2.76%

Cost assumptions for fiscal years:	2019	2018	2017
Discount rate to determine service cost	3.89%	3.48%	3.80%
Discount rate to determine interest cost	3.75%	3.28%	2.94%
Expected return on plan assets	7.66%	7.66%	7.65%
Rate of future compensation increase	2.76%	2.76%	2.75%
Key assumptions for the U.S. SRP (our largest defined benefit pension plan with approximately 90.27% of the total projected benefit obligation) included a discount rate for obligation assumptions of 3.37% and expected return on plan assets of 7.75% for fiscal 2019, which is being maintained at 7.75% for the Fiscal Transition Period.
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our other postretirement defined benefit plans in existence as of June 28, 2019:

Obligation assumptions as of:	June 28, 2019	June 29, 2018
Discount rate	3.21%	3.99%
Rate of future compensation increase	N/A	N/A

Cost assumptions for fiscal year:	2019	2018	2017
Discount rate to determine service cost	4.14%	3.62%	3.52%
Discount rate to determine interest cost	3.62%	3.04%	2.60%
Rate of future compensation increase	N/A	N/A	N/A

The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the strategic allocation, the correlations among asset classes and their expected volatilities. Our expected rate of return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, the determination of the expected long-term rate of return takes into consideration: (1) the plan’s actual historical annual return on assets over the past 15-, 20- and 25-year time periods, (2) historical broad market returns over long-term timeframes weighted by the plan’s strategic allocation, and (3) independent estimates of future long-term asset class returns, weighted by the plan’s strategic allocation. Based on this approach, the long-term annual rate of return on assets is estimated at 7.75% for the Fiscal Transition Period for the U.S. defined benefit plans. The weighted average long-term annual rate of return on assets for all defined benefit pension plans is estimated at 7.67% for the Fiscal Transition Period. In fiscal 2019, we adopted updated mortality tables, which resulted in a decrease in the defined benefit plans’ projected benefit obligation as of June 28, 2019 and estimated net periodic benefit cost beginning with the Fiscal Transition Period.
The assumed rate of future increases in the per capita cost of healthcare (the healthcare trend rate) for fiscal 2019 was 7.35% for pre-age 65 benefits and 6.85% for post-age 65 benefits, decreasing ratably to 4.75% in fiscal 2027. The corresponding assumed rate for the Fiscal Transition Period is 7.00% for pre-age 65 benefits and 6.55% for post-age 65 benefits, decreasing ratably to 4.75% in fiscal 2028. Increasing or decreasing the healthcare cost trend rates by one percent per year would not have a material effect on the benefit obligation or the aggregate annual service and interest cost components. To the extent that actual experience differs from these assumptions, the effect will be accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants.
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

•
Private equity funds, which include buy-out, mezzanine, venture capital, distressed asset and secondary funds, are typically limited partnership investment structures. Private equity funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Private equity funds generally have liquidity restrictions that extend for ten or more years. At June 28, 2019 and June 29, 2018, our defined benefit plans had future unfunded commitments totaling $355 million and $246 million, respectively, related to private equity fund investments.

•
Hedge funds, which include equity long/short, event-driven, fixed-income arbitrage and global macro strategies, are typically limited partnership investment structures. Limited partnership interests in hedge funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Hedge funds generally permit redemption on a quarterly or more frequent basis with 90 or fewer days-notice. At each of June 28, 2019 and June 29, 2018, our defined benefit plans had no future unfunded commitments related to hedge fund investments.

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

The following table provides the fair value of plan assets held by our defined benefit plans by asset category and by fair value hierarchy level:

	June 28, 2019
	Total	Level 1	Level 2	Level 3

	(In millions)
Asset Category
Equities:
Domestic equities	$1,173	$1,173	$—	$—
International equities	896	896	—	—
Fixed income:
Corporate bonds	923	—	906	17
Government securities	332	—	332	—
Other	2	—	—	2
Cash and cash equivalents	59	12	47	—
Total	3,385	$2,081	$1,285	$19
Investments Measured at NAV
Equity funds	703
Fixed income funds	362
Hedge funds	331
Private equity funds	294
Total Investments Measured at NAV	1,690
Receivables, net	84
Total fair value of plan assets	$5,159

	June 29, 2018
	Total	Level 1	Level 2	Level 3(1)

	(In millions)
Asset Category
Equities:
Domestic equities	$1,221	$1,189	$32	$—
International equities	903	899	4	—
Fixed income:
Corporate bonds	811	—	800	11
Government securities	335	—	335	—
Other	2	—	—	2
Cash and cash equivalents	209	6	203	—
Total	3,481	$2,094	$1,374	$13
Investments Measured at NAV
Equity funds	714
Fixed income funds	318
Hedge funds(1)	395
Private equity funds(1)	401
Total Investments Measured at NAV	1,828
Payables, net	(4)
Total fair value of plan assets	$5,305

_______________

(1)
We have reclassified certain prior-year amounts to conform with current-year classifications. Reclassifications include certain alternative investments that were previously included as “Level 3” and are now reflected in “Hedge funds” and “Private equity funds” under “Investments Measured at NAV.”

The following table presents a reconciliation of the beginning and ending defined benefit plan asset balances that use significant unobservable inputs (Level 3) to measure fair value:

	Fixed Income	Other	Total

	(In millions)
Level 3 balance — June 30, 2017	$—	$2	$2
Purchases, net	11	—	11
Level 3 balance — June 29, 2018	11	2	13
Unrealized gains, net	1	—	1
Purchases, net	5	—	5
Level 3 balance — June 28, 2019	$17	$2	$19

Contributions
Funding requirements under Internal Revenue Service (“IRS”) rules are a major consideration in making contributions to our postretirement benefit plans. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015 (“BBA 2015”) further extended the interest rate stabilization provision of MAP-21 until 2020. We made voluntary contributions of $300 million and $400 million to our U.S. qualified pension plans during fiscal 2018 and 2017, respectively. As a result, we did not make any contributions to our U.S. qualified pension plans and only minor contributions to our non-U.S. pension plan in fiscal 2019. In addition to the anticipated voluntary contributions to L3Harris pension plans from the pending divestiture of the Harris Night Vision business disclosed in Note 26: Subsequent Events in these Notes, we currently anticipate making $2 million of contributions to Harris U.S. qualified pension plans and $23 million of contributions to L3 U.S. qualified pension plans during the Fiscal Transition Period.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and benefits expected to be earned for future service by current active employees under our defined benefit plans in existence as of June 28, 2019. Estimated future benefit payments for calendar years subsequent to the Fiscal Transition Period will be recalculated based on our next re-measurement at December 31, 2019.

	Pension	Other Benefits(1)	Total

	(In millions)
Estimated benefit payments due:
Year 1	$414	$22	$436
Year 2	392	22	414
Year 3	392	21	413
Year 4	390	20	410
Year 5	387	20	407
Years 6 to 10	1,859	78	1,937

_______________

(1)	Projected payments for Other Benefits reflect gross payments from the Company, excluding subsidies, which are expected to approximate 10 percent of gross payments.
NOTE 15: STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
Unless otherwise specified, all disclosures in this Note relate to Harris Corporation as of June 28, 2019 and exclude any information related to and any potential impact that has resulted or may result from the L3Harris Merger (as described in Note 1: Significant Accounting Policies under “Principles of Consolidation” and Note 26: Subsequent Events).
As of June 28, 2019, we had options or other share-based compensation outstanding under two shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”) (prior to July 3, 2015, we had an additional shareholder approved SIP under which options or other share-based compensation was outstanding). Grants of share-based awards after October 23, 2015 were made under our 2015 EIP. We believe that share-based awards more closely align the interests of participants with those of shareholders. Certain share-based awards provide for accelerated vesting if there is a change in control (as defined under our SIPs).
Summary of Share-Based Compensation Expense
The following table summarizes the amounts and classification of share-based compensation expense:

	2019	2018	2017

	(In millions)
Total expense	$58	$51	$42
Included in:
Cost of product sales and services	$12	$8	$3
Engineering, selling and administrative expenses	46	43	39
Income from continuing operations	58	51	42
Tax effect on share-based compensation expense	(14)	(16)	(16)
Total share-based compensation expense after-tax	$44	$35	$26
Compensation cost related to share-based compensation arrangements that was capitalized as part of inventory or fixed assets in fiscal 2019, 2018 and 2017 was not material.
As of the end of fiscal 2019, a total of 25,740,420 shares of common stock remained available under our 2015 EIP for future issuance (excluding shares to be issued in respect of outstanding options and other share-based awards, and with each full-value award (e.g., restricted stock and restricted stock unit awards and performance share and performances share unit awards) counting as 4.6 shares against the total remaining for future issuance). In fiscal 2019, we issued an aggregate of 969,063 shares of common stock under the terms of our SIPs, which is net of shares withheld for tax purposes.
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
A summary of the significant assumptions used in determining the fair value of stock option grants under our SIPs is as follows:

	2019	2018	2017

Expected dividends	1.6%	1.8%	2.4%
Expected volatility	19.9%	19.3%	21.8%
Risk-free interest rates	2.7%	1.8%	1.2%
Expected term (years)	5.03	5.00	5.03

A summary of stock option activity under our SIPs as of June 28, 2019 and changes during fiscal 2019 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In millions)
Stock options outstanding June 29, 2018	4,698,370	$74.50
Stock options forfeited or expired	(37,059)	$111.47
Stock options granted	270,963	$163.23
Stock options exercised	(737,073)	$69.07
Stock options outstanding June 28, 2019	4,195,201	$80.86	5.81	$454.20
Stock options exercisable June 28, 2019	3,338,448	$70.32	5.24	$396.63
The weighted-average grant-date fair value was $30.05 per share, $18.60 per share and $13.82 per share for options granted during fiscal 2019, 2018 and 2017, respectively. The total intrinsic value of options exercised during fiscal 2019, 2018 and 2017 was $75 million, $39 million and $47 million, respectively, at the time of exercise.
A summary of the status of our nonvested stock options at June 28, 2019 and changes during fiscal 2019 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Nonvested stock options June 29, 2018	1,613,401	$14.66
Stock options granted	270,963	$30.05
Stock options vested	(1,027,611)	$14.04
Nonvested stock options June 28, 2019	856,753	$20.28
As of June 28, 2019, there was $9 million of total unrecognized compensation expense related to nonvested stock options granted under our SIPs. This expense is expected to be recognized over a weighted-average period of 1.08 years. The total fair value of stock options that vested during fiscal 2019, 2018 and 2017 was approximately $14 million, $18 million and $17 million, respectively.
Restricted Stock and Restricted Stock Unit Awards
The following information relates to awards of restricted stock and restricted stock units that have been granted to employees under our SIPs. These awards are not transferable until vested and the restrictions generally lapse upon the achievement of continued employment over a specified time period.
The fair value as of the grant date of these awards was based on the closing price of our common stock on the grant date and is amortized to compensation expense over the vesting period. At June 28, 2019, there were 810 shares of restricted stock and 365,188 restricted stock units outstanding which were payable in shares.
A summary of the status of these awards at June 28, 2019 and changes during fiscal 2019 is as follows:

	Shares or Units	Weighted-Average Grant Price Per Share or Unit
Restricted stock and restricted stock units outstanding at June 29, 2018	414,690	$127.70
Restricted stock and restricted stock units granted	94,163	$160.05
Restricted stock and restricted stock units vested	(119,748)	$130.77
Restricted stock and restricted stock units forfeited	(23,107)	$142.86
Restricted stock and restricted stock units outstanding at June 28, 2019	365,998	$134.06
As of June 28, 2019, there was $23 million of total unrecognized compensation expense related to these awards under our SIPs. This expense is expected to be recognized over a weighted-average period of 1.26 years. The weighted-average grant date price per share or per unit of these awards granted during fiscal 2019, 2018 and 2017 was $160.05, $141.46 and $94.60, respectively. The total fair value of these awards that vested during fiscal 2019, 2018 and 2017 was approximately $16 million,$11 million and $14 million, respectively.

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
The fair value as of the grant date of these awards was determined based on a fair value from a multifactor Monte Carlo valuation model that simulates our stock price and TSR relative to other companies in our TSR peer group, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting. The fair value of these awards is amortized to compensation expense over the vesting period if achievement of the performance measures is considered probable. At June 28, 2019, there were 509,749 performance share units outstanding which were payable in shares.
A summary of the status of these awards at June 28, 2019 and changes during fiscal 2019 is as follows:

	Shares or Units	Weighted-Average Grant Price Per Share or Unit
Performance share units outstanding at June 29, 2018	625,293	$98.11
Performance share units granted	168,913	$155.12
Performance share units vested	(266,203)	$77.80
Performance share units forfeited	(18,254)	$124.83
Performance share units outstanding at June 28, 2019	509,749	$126.73
As of June 28, 2019, there was $24 million of total unrecognized compensation expense related to these awards under our SIPs. This expense is expected to be recognized over a weighted-average period of 0.99 years. The weighted-average grant date price per unit of these awards granted during fiscal 2019, 2018 and 2017 was $155.12, $123.13 and $84.40, respectively. The total fair value of these awards that vested during fiscal 2019, 2018 and 2017 was approximately $21 million, $12 million and $21 million, respectively.
Upon completion of the L3Harris Merger, Harris stock options granted prior to October 12, 2018 automatically vested and other Harris equity awards granted prior to October 12, 2018 automatically vested and settled in L3Harris Common Stock. See Note 26: Subsequent Events for additional information.
NOTE 16: INCOME FROM CONTINUING OPERATIONS PER SHARE
The computations of income from continuing operations per share are as follows:

	2019	2018	2017

	(In millions, except per share amounts)
Income from continuing operations	$953	$702	$628
Adjustments for participating securities outstanding	(2)	(2)	(1)
Income from continuing operations used in per basic and diluted common share calculations (A)	$951	$700	$627
Basic weighted average common shares outstanding (B)	118.0	118.6	122.6
Impact of dilutive share-based awards	2.5	2.5	1.7
Diluted weighted average common shares outstanding (C)	120.5	121.1	124.3
Income from continuing operations per basic common share (A)/(B)	$8.06	$5.90	$5.11
Income from continuing operations per diluted common share (A)/(C)	$7.89	$5.78	$5.04

Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards. Income from continuing operations per diluted common share excludes the antidilutive impact of 271,892, 48,590 and 421,507 weighted average share-based awards outstanding in fiscal 2019, 2018 and 2017, respectively.
NOTE 17: RESEARCH AND DEVELOPMENT
Company-sponsored research and development costs are expensed as incurred. These costs were $331 million, $311 million and $310 million in fiscal 2019, 2018 and 2017, respectively, and are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. Customer-sponsored research and development costs are incurred pursuant to contractual arrangements, principally U.S. Government-sponsored contracts requiring us to provide a product or service meeting certain defined performance or other specifications (such as designs), and are accounted for principally by the cost-to-cost POC method. Customer-sponsored research and development is included in our revenue and cost of product sales and services.
NOTE 18: LEASE COMMITMENTS
Unless otherwise specified, all disclosures in this Note relate to Harris Corporation as of June 28, 2019 and exclude any information related to and any potential impact that has resulted or may result from the L3Harris Merger (as described in Note 1: Significant Accounting Policies under “Principles of Consolidation” and Note 26: Subsequent Events).
Total rental expense amounted to $73 million, $61 million and $65 million in fiscal 2019, 2018 and 2017, respectively. Future minimum rental commitments under leases with an initial lease term in excess of one year, primarily for land and buildings, amounted to approximately $313 million at June 28, 2019. These commitments for the five years following fiscal 2019 and, in total, thereafter are: $68 million due within twelve months; $62 million due in year two; $47 million due in year three; $39 million due in year four; $32 million due in year five; and $64 million in total thereafter. These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any of these individual leases material to our operations. Leasehold improvements made either at the inception of the lease or during the lease term are amortized over the current lease term, or estimated life, if shorter.
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
As of June 28, 2019, we had an open treasury lock agreement with a notional amount of $400 million that was classified as a cash flow hedge, and we had no open foreign currency forward contracts. This compares with open foreign currency forward contracts with an aggregate notional amount of $39 million at June 29, 2018, of which $4 million were classified as fair value hedges and $35 million were classified as cash flow hedges.
Exchange Rate Risk — Fair Value Hedges
To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we have used foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in our Consolidated Statement of Income. As of June 28, 2019, we had no outstanding foreign currency forward contracts to hedge balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in fiscal 2019, 2018 or 2017. In addition, no amounts were recognized in earnings in fiscal 2019, 2018 or 2017 related to hedged firm commitments that no longer qualify as fair value hedges.

Exchange Rate Risk — Cash Flow Hedges
To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we have used foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives have been used to hedge currency exposures from cash flows anticipated across our business segments. We also have hedged U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income, net of hedge ineffectiveness. Gains and losses in accumulated other comprehensive income are reclassified to earnings when the related hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Consolidated Statement of Cash Flows as the cash flows of the related hedged items.
As of June 28, 2019, we had no outstanding foreign currency forward contracts to hedge forecasted transactions. The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income, including gains or losses related to hedge ineffectiveness, were not material in fiscal 2019, 2018 or 2017. We do not expect the net gains or losses recognized in the “Accumulated other comprehensive loss” line item in our Consolidated Balance Sheet as of June 28, 2019 that will be reclassified to earnings from accumulated other comprehensive income within the next 12 months to be material.
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
At June 28, 2019, the fair value of the treasury lock was a liability of $26 million, which was categorized in Level 2 of the fair value hierarchy and recorded in the “Other accrued items” line item in our Consolidated Balance Sheet with a corresponding unrealized after-tax loss of $20 million in the “Accumulated other comprehensive loss” line item in our Consolidated Balance Sheet representing the effective portion of the treasury lock’s change in fair value during fiscal 2019. The ineffective portion of the treasury lock’s change in fair value was immaterial during fiscal 2019. See our Consolidated Statement of Comprehensive Income (Loss) for additional information on changes in accumulated other comprehensive loss for the three fiscal years ended June 28, 2019.
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

NOTE 20: NON-OPERATING INCOME
The components of non-operating income were as follows:

	2019	2018	2017

	(In millions)
Pension income(1)	$186	$184	$164
Loss on extinguishment of debt(2)	—	(24)	—
Adjustment to gain on sale of business	—	—	2
Net income (loss) related to intellectual property matters	1	(1)	—
Gain on sale of investment	1	—	—
Other	—	(3)	—
	$188	$156	$166
_______________

(1)
Non-service components of net periodic pension and postretirement benefit costs, including interest cost, expected return on plan assets and amortization of net actuarial gain is reported as part of the “Non-operating income” line item in our Consolidated Statement of Income as a result of our adoption of ASU 2017-07 as discussed in Note 2: Accounting Changes or Recent Accounting Pronouncements.

(2)
Losses associated with our optional redemption of the entire outstanding $400 million principal amount of our 4.4% Notes due December 15, 2020 and $400 million principal amount of our 5.55% Notes due October 1, 2021, the repayment in full of $253 million in remaining outstanding indebtedness under the 5-year tranche of our $1.3 billion senior unsecured term loan facility and the termination of our 2015 Credit Agreement in fiscal 2018. See. Note 13: Debt for additional information.

NOTE 21: ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of accumulated other comprehensive loss were as follows:

	June 28, 2019	June 29, 2018

	(In millions)
Foreign currency translation, net of income taxes of $2 million at each of June 28, 2019 and June 29, 2018	$(106)	$(99)
Net unrealized loss on hedging derivatives, net of income taxes of $13 million and $7 million at June 28, 2019 and June 29, 2018, respectively	(38)	(20)
Unrecognized postretirement obligations, net of income taxes of $188 million and $30 million at June 28, 2019 and June 29, 2018, respectively	(563)	(83)
	$(707)	$(202)

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
Reclassifications to earnings from accumulated other comprehensive loss, other than the reclassification adjustment described above, were not material in fiscal 2019 or 2018.
NOTE 22: INCOME TAXES
Income Tax Provision
The provisions for current and deferred income taxes are summarized as follows:

	2019	2018	2017

	(In millions)
Current:
United States	$105	$(141)	$117
International	9	12	9
State and local	8	(11)	6
	122	(140)	132
Deferred:
United States	15	324	121
International	(3)	(3)	1
State and local	26	25	7
	38	346	129
	$160	$206	$261

The total income tax provision is summarized as follows:

	2019	2018	2017

	(In millions)
Continuing operations	$160	$206	$261
Discontinued operations	(1)	(5)	(110)
Total income tax provision	$159	$201	$151

A reconciliation of the U.S. statutory income tax rate to our effective income tax rate follows:

	2019	2018	2017
U.S. statutory income tax rate	21.0%	28.1%	35.0%
State taxes	2.4	1.9	1.0
International income	(0.5)	(0.5)	(1.3)
Research and development tax credit	(4.5)	(2.9)	(2.0)
Foreign derived intangibles income deduction	(1.3)	—	—
Change in valuation allowance	(1.8)	0.2	(0.2)
U.S. production activity benefit	—	(0.9)	(0.5)
Excess tax benefits on equity-based compensation	(2.2)	(1.8)	(2.6)
Settlement of tax audits	—	(2.2)	—
U.S. tax reform	—	0.4	—
Other items	1.3	0.4	(0.1)
Effective income tax rate	14.4%	22.7%	29.3%

As of June 28, 2019, we have accumulated undistributed earnings of international subsidiaries of approximately $82 million and our intention is to reinvest these earnings indefinitely. Determination of unrecognized deferred U.S. tax liability on outside basis differences is not practicable at this time.
Tax Law Changes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into U.S. law. Among other provisions, the Tax Act reduced the U.S. statutory corporate income tax rate from a maximum 35 percent to a flat 21 percent, effective January 1, 2018. Based on our fiscal year end, our blended U.S. statutory corporate income tax rate for fiscal 2018 was 28.1 percent. This drop in the tax rate resulted in a one-time benefit of $26 million ($.21 per diluted share) at the date of enactment. Additionally, we recognized expense of $8 million in fiscal 2018 to revalue our existing net deferred income tax balances.
During the second quarter of fiscal 2019, we completed our accounting for the income tax impact of enactment of the Tax Act and there were no material changes from the estimates reported in our Current Report on Form 8-K filed with the SEC on December 13, 2018.
The implementation of a modified territorial tax system under the Tax Act subjects us to tax on our Global Intangible Low-Taxed Income (GILTI) starting with fiscal 2019. The FASB has permitted companies to make an accounting policy decision to either (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred (“period cost method”) or (2) factor such amounts into the measurement of its deferred taxes (“deferred method”). We have elected to use the period cost method.

Deferred Income Tax Assets (Liabilities)
The components of deferred income tax assets (liabilities) were as follows:

	June 28, 2019	June 29, 2018

	(In millions)
Deferred tax assets:
Inventory valuations	$24	$21
Accruals	152	178
Deferred revenue	12	7
Domestic tax loss and credit carryforwards	54	86
International tax loss and credit carryforwards	38	33
Share-based compensation	28	26
Capital loss carryforwards	95	101
Pension and other post-employment benefits	305	188
Unrealized loss on interest rate hedges	13	7
Unrecognized tax benefits	4	4
Other	10	13
Total deferred tax assets	735	664
Less: valuation allowance(1)	(159)	(181)
Total deferred tax assets, net of valuation allowance	576	483

Deferred tax liabilities:
Property, plant and equipment	(71)	(65)
Unbilled receivables	(65)	(86)
Acquired intangibles	(260)	(268)
Unremitted earnings of foreign subsidiaries	(19)	(24)
Total deferred tax liabilities	(415)	(443)
Total deferred tax assets, net of valuation allowance	$161	$40

_______________
(1) The valuation allowance has been established to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.
Total deferred tax assets, net of valuation allowance, were classified as follows in our Consolidated Balance Sheet:

	June 28, 2019	June 29, 2018

	(In millions)
Non-current deferred income tax assets	$173	$119
Non-current deferred income tax liabilities	(12)	(79)
	$161	$40

Tax loss and credit carryforwards at June 28, 2019 have expiration dates ranging between two years and no expiration in certain instances. The amounts of federal, international, and state and local operating loss carryforwards at June 28, 2019 were $24 million, $108 million and $369 million, respectively. The amount of U.S. capital loss carryforwards as of June 28, 2019 was $352 million. Income from continuing operations before income taxes of international subsidiaries was $37 million, $43 million and $42 million in fiscal 2019, 2018 and 2017, respectively. We paid $137 million in income tax, net of refunds received, in fiscal 2019, received $8 million in income tax refunds, net of income taxes paid, in fiscal 2018, and paid $51 million, net of refunds received, in fiscal 2017. The successful completion, during the second half of calendar year 2019, of the sales of entities currently held-for-sale may result in capital gains that would allow us to realize a substantial portion of our capital loss carryforwards. A related reversal of valuation allowance on these deferred tax assets would be recognized as an income tax benefit upon such utilization.

Tax Uncertainties
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	2019	2018	2017

	(In millions)
Balance at beginning of fiscal year	$102	$90	$63
Additions based on tax positions taken during current fiscal year	31	17	52
Additions based on tax positions taken during prior fiscal years	80	23	—
Decreases based on tax positions taken during prior fiscal years	(9)	(28)	(25)
Balance at end of fiscal year	$204	$102	$90

As of June 28, 2019, we had $204 million of unrecognized tax benefits, of which $162 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. Upon recognition of a portion of these benefits, we also expect to recognize an additional $9 million of current expense which will offset the favorable rate impact from the unrecognized tax benefits. As of June 29, 2018, we had $102 million of unrecognized tax benefits, of which $92 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We had accrued $3 million for the potential payment of interest and penalties as of June 28, 2019 (and this amount was not included in the $204 million of unrecognized tax benefits balance at June 28, 2019 shown above) and $3 million of this total could favorably impact future tax rates. We had accrued $4 million for the potential payment of interest and penalties as of June 29, 2018 (and this amount was not included in the $102 million of unrecognized tax benefits balance at June 29, 2018 shown above) and $3 million of this total could favorably impact future tax rates.
We file numerous separate and consolidated income tax returns reporting our financial results and, where appropriate, those of our subsidiaries and affiliates, in the U.S. Federal jurisdiction and various state, local and foreign jurisdictions. Pursuant to the Compliance Assurance Process, the IRS is examining our returns for fiscal 2014 through fiscal 2018. The Canadian Revenue Agency is currently examining our returns for fiscal 2014 through fiscal 2016, and we are still negotiating the provincial portions of a Canadian assessment relating to fiscal 2000 through fiscal 2006. We are currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2012 through 2018. It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes cannot be made for remaining unrecognized tax benefits because of the significant number of jurisdictions in which we do business and the number of open tax periods.
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
At June 28, 2019, our ending backlog was $8.3 billion. We expect to recognize approximately half of the revenue associated with this backlog within the next twelve months and the substantial majority of the revenue associated with this backlog within the next three years.
NOTE 24: BUSINESS SEGMENTS
As of June 28, 2019, we structured our operations primarily around the products, systems and services we sold and the markets we served, and we reported the financial results of our continuing operations in the following three reportable segments, which were also referred to as our business segments:

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

	2019	2018	2017

	(In millions)
Revenue
Communication Systems	$2,177	$1,904	$1,754
Electronic Systems	2,583	2,365	2,245
Space and Intelligence Systems	2,057	1,913	1,904
Corporate eliminations	(16)	(14)	(6)
	$6,801	$6,168	$5,897
Income from Continuing Operations before Income Taxes
Segment Operating Income:
Communication Systems	$654	$566	$514
Electronic Systems	499	432	457
Space and Intelligence Systems	359	331	314
Unallocated corporate expense and corporate eliminations(1)	(234)	(225)	(228)
Pension adjustment	(186)	(184)	(164)
Non-operating income(2)	188	156	166
Net interest expense	(167)	(168)	(170)
Total	$1,113	$908	$889
_______________

(1)
Unallocated corporate expense and corporate eliminations includes: (i) $65 million of L3Harris Merger-related transaction and integration costs in fiscal 2019, (ii) $47 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business and other items in fiscal 2018, (iii) a $12 million non-cash adjustment for deferred compensation in fiscal 2018, (iii) $5 million and $58 million of Exelis acquisition-related and other charges in fiscal 2018 and 2017, respectively,  and (iv) $101 million in each of fiscal 2019 and 2018 and $109 million in fiscal 2017, for amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis. Because the acquisition of Exelis benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired in the Exelis acquisition was recorded as unallocated corporate expense. Corporate eliminations of intersegment profits were not material in fiscal 2019, 2018 or 2017.

(2)
Non-operating income in fiscal 2018 includes $27 million of losses and other costs related to debt refinancing. Additional information regarding non-operating income is set forth in Note 20: Non-Operating Income.

Disaggregation of Revenue
Communication Systems: Communication Systems operated principally on a “commercial” market-driven business model through which the business segment provided ready-to-ship commercial off-the-shelf products to customers in the U.S. and internationally. Communication Systems revenue was primarily derived from fixed-price contracts and was generally recognized at the point in time when the product is received and accepted by the customer. We disaggregated Communication Systems revenue by geographical region, as we believe this category best depicts how the nature, amount, timing and uncertainty of Communication Systems revenue and cash flows were affected by economic factors:

	2019	2018	2017

	(In millions)
Revenue By Geographical Region
United States	$1,213	$983	$811
International	964	921	943
	$2,177	$1,904	$1,754

Electronic Systems: Electronic Systems revenue was primarily derived from U.S. Government development and production contracts and was generally recognized over time using the POC cost-to-cost method. We disaggregated Electronic Systems revenue by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of Electronic Systems revenue and cash flows were affected by economic factors:

	2019	2018	2017

	(In millions)
Revenue By Customer Relationship
Prime contractor	$1,671	$1,670	$1,653
Subcontractor	912	695	592
	$2,583	$2,365	$2,245
Revenue By Contract Type
Fixed-price(1)	$2,092	$1,900	$1,833
Cost-reimbursable	491	465	412
	$2,583	$2,365	$2,245
Revenue By Geographical Region
United States	$2,095	$1,890	$1,769
International	488	475	476
	$2,583	$2,365	$2,245
_______________

(1)	Includes revenue derived from time-and-materials contracts.
Space and Intelligence Systems: Space and Intelligence Systems revenue was primarily derived from U.S. Government development and production contracts and was generally recognized over time using the POC cost-to-cost method. We disaggregated Space and Intelligence Systems revenue by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of Space and Intelligence Systems revenue and cash flows were affected by economic factors:

	2019	2018	2017

	(In millions)
Revenue By Customer Relationship
Prime contractor	$1,409	$1,384	$1,369
Subcontractor	648	529	535
	$2,057	$1,913	$1,904
Revenue By Contract Type
Fixed-price(1)	$748	$544	$448
Cost-reimbursable	1,309	1,369	1,456
	$2,057	$1,913	$1,904
Revenue By Geographical Region
United States	$2,003	$1,861	$1,821
International	54	52	83
	$2,057	$1,913	$1,904
_______________

(1)	Includes revenue derived from time-and-materials contracts.

Total assets by business segment is as follows:

	2019	2018

	(In millions)
Total Assets
Communication Systems	$1,565	$1,567
Electronic Systems	4,188	4,174
Space and Intelligence Systems	2,208	2,193
Corporate(1)	2,156	1,917
	$10,117	$9,851
_______________

(1)
Identifiable intangible assets acquired in connection with our acquisition of Exelis in the fourth quarter of fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Exelis identifiable intangible asset balances of continuing operations recorded as Corporate assets were approximately $869 million and $974 million as of June 28, 2019 and June 29, 2018, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment and identifiable intangibles, and also included any assets and liabilities from discontinued operations and divestitures. See Note 3: Discontinued Operations and Divestitures for additional information.

Other selected financial information by business segment and geographical area is summarized below:

	2019	2018	2017

	(In millions)
Capital Expenditures
Communication Systems	$33	$26	$14
Electronic Systems	74	57	40
Space and Intelligence Systems	31	33	34
Corporate	23	20	27
Discontinued operations	—	—	4
	$161	$136	$119
Depreciation and Amortization
Communication Systems	$50	$57	$64
Electronic Systems	50	44	29
Space and Intelligence Systems	33	36	37
Corporate	125	122	142
Discontinued operations	—	—	39
	$258	$259	$311
Geographical Information for Continuing Operations
U.S. operations:
Revenue	$6,530	$5,854	$5,637
Long-lived assets	$866	$892	$896
International operations:
Revenue	$271	$314	$260
Long-lived assets	$28	$8	$8

In addition to depreciation and amortization expense related to property, plant and equipment, “Depreciation and Amortization” in the table above also includes $120 million, $116 million and $125 million of amortization related to intangible assets, debt premium, debt discount and debt issuance costs in fiscal 2019, 2018 and 2017, respectively.
Our products and systems are produced principally in the U.S. with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 5 percent of our total revenue during fiscal 2019, 2018 or 2017.

Sales made to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, by all segments as a percentage of total revenue were 77 percent, 75 percent and 74 percent in fiscal 2019, 2018 and 2017, respectively. Revenue from services in fiscal 2019 was approximately 8 percent, 28 percent and 13 percent of total revenue in our Communication Systems, Electronic Systems and Space and Intelligence Systems segments, respectively.
Revenue from products and services where the end consumer is located outside the U.S., including foreign military sales through the U.S. Government, was $1.5 billion (22 percent of our revenue), $1.4 billion (23 percent of our revenue) and $1.5 billion (25 percent of our revenue) in fiscal 2019, 2018 and 2017, respectively. Fiscal 2019 export revenue and revenue from international operations was principally from Europe, the Middle East, Asia, Australia, Canada and Africa.
NOTE 25: LEGAL PROCEEDINGS AND CONTINGENCIES
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At June 28, 2019, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at June 28, 2019 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the Department of Justice, Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis, of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of environmental claims, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims in existence at June 28, 2019 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE 26: SUBSEQUENT EVENTS
Merger with L3 Technologies, Inc.
On October 12, 2018, Harris entered into a Merger Agreement with L3 and Merger Sub, pursuant to which Harris and L3 agreed to combine their respective businesses in an all-stock merger, at the closing of which Merger Sub would merge with and into L3, with L3 continuing as the surviving corporation and a direct wholly owned subsidiary of Harris.
The closing of the L3Harris Merger occurred on June 29, 2019, after the end of Harris’ fiscal 2019 on June 28, 2019. Upon completion of the L3Harris Merger, Harris was renamed “L3Harris Technologies, Inc.” (“L3Harris”), and each share of L3 common stock converted into the right to receive 1.30 shares (“Exchange Ratio”) of L3Harris common stock. L3Harris was owned on a fully diluted basis approximately 54 percent by Harris shareholders and 46 percent by L3 shareholders immediately following the completion of the L3Harris Merger.
L3 was a prime contractor in ISR systems, aircraft sustainment (including modifications and fleet management of special mission aircraft), simulation and training, night vision and image intensification equipment, and security and detection systems. L3 also was a leading provider of a broad range of communication, electronic and sensor systems used on military, homeland security and commercial platforms. L3 employed approximately 31,000 employees and its customers included the DoD and its prime contractors, the U.S. Intelligence Community, the U.S. Department of Homeland Security, foreign governments and domestic and foreign commercial customers. L3 generated calendar 2018 revenue of approximately $10 billion.
As a result of the L3Harris Merger, L3Harris is an agile global aerospace and defense technology innovator, delivering end-to-end solutions that meet customer’s mission-critical needs. We provide advanced defense and commercial technologies across air, land, sea, space and cyber domains. L3Harris is expected to have approximately $18 billion in annualized revenue for the Fiscal Transition Period and has approximately 50,000 employees, with customers in more than 130 countries.
Approximately 104 million shares of L3Harris common stock were issued to L3 shareholders following the completion of the L3Harris Merger. The trading price of L3Harris common stock was $189.13 per share as of the Closing Date. In addition, replacement share-based awards were issued for certain outstanding L3 share-based awards.
We will account for the L3Harris Merger under the acquisition method of accounting in accordance with ASC 805, Business Combinations, with Harris treated as the legal and accounting acquirer. Under the acquisition method of accounting, we are required to allocate the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values at the Closing Date. Due to the timing of the L3Harris Merger relative to its size and complexity, our initial accounting for the L3Harris Merger is incomplete. We have not completed our measurement of the share-based award components of the acquisition-date fair value of consideration transferred nor have we completed our provisional valuation of net tangible and identifiable intangible assets acquired and liabilities assumed. We will recognize and disclose our measurement of the acquisition-date fair value of consideration transferred and our provisional allocation of merger consideration in the fiscal quarter ending on September 27, 2019.
Unless otherwise noted, all disclosures in these Notes exclude any information related to and any potential impact that may result from the L3Harris Merger.
Divestiture of Harris Night Vision
As part of the regulatory process in connection with the L3Harris Merger, we entered into a definitive agreement on April 4, 2019 to sell the Harris Night Vision business to Elbit Systems of America, LLC, a subsidiary of Elbit Systems Ltd., for $350 million in cash, subject to customary purchase price adjustments as set forth in the definitive agreement. We expect to close the sale of the Harris Night Vision business during the third quarter of calendar year 2019 and use the proceeds from the sale to pre-fund L3Harris pension plans and return cash to shareholders.
Change in Fiscal Year
Through fiscal 2019, our fiscal years ended on the Friday nearest June 30. Commencing June 29, 2019, our fiscal year will end on the Friday nearest December 31, and the period commencing on June 29, 2019 will be the Fiscal Transition Period (ending on January 3, 2020).

New Segment Structure
Our segment reporting for the Fiscal Transition Period will be adjusted to reflect our new organizational structure announced July 1, 2019, consisting of the following four business segments:

•	Integrated Mission Systems, including intelligence, surveillance and reconnaissance; advanced electro optical and infrared solutions; and maritime power and navigation;

•	Space and Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber defense; avionics; and electronic warfare;

•	Communication Systems, including tactical communications; broadband communications; night vision; and public safety; and

•	Aviation Systems, including defense aviation products; security, detection and other commercial aviation products; air traffic management; and commercial and military pilot training.
We will report our financial results consistent with this new segment reporting structure beginning with the fiscal quarter ending September 27, 2019.
Debt Exchange
In connection with the L3Harris Merger, on July 2, 2019 we settled our previously announced debt exchange offers in which eligible holders of L3 senior notes (“L3 Notes”) could exchange such outstanding notes for (1) up to $3.35 billion aggregate principal amount of new notes issued by L3Harris (“New L3Harris Notes”) and (2) one dollar in cash for each $1,000 of principal amount. Each of the series of the New L3Harris Notes issued has an interest rate and maturity date that is identical to the L3 Notes.

Notes	Aggregate Principal Amount of L3 Notes (prior to debt exchange)	Aggregate Principal Amount of New L3Harris Notes Issued	Aggregate Principal Amount of Remaining L3 Notes
	(In millions)
4.95% notes due February 15, 2021 (“4.95% 2021 Notes”)	$650	$501	$149
3.85% notes due June 15, 2023 (“3.85% 2023 Notes”)	$800	$741	$59
3.95% notes due May 28, 2024 (“3.95% 2024 Notes”)	$350	$326	$24
3.85% notes due December 15, 2026 (“3.85% 2026 Notes”)	$550	$535	$15
4.40% notes due June 15, 2028 (“4.40% 2028 Notes”)	$1,000	$918	$82

Interest on the New L3Harris Notes is payable semi-annually in arrears on February 15 and August 15, commencing on August 15, 2019, in the case of the 4.95% 2021 Notes; on June 15 and December 15, commencing on December 15, 2019, in the case of the 3.85% 2023 Notes, 3.85% 2026 Notes and 4.40% 2028 Notes; and on May 28 and November 28, commencing on November 28, 2019, in the case of the 3.95% 2024 Notes. The New L3Harris Notes are unsecured senior obligations and rank equally in right of payment with all other L3Harris senior unsecured debt.
The New L3Harris Notes are redeemable in whole or in part at any time or in part from time to time, at our option, until three months prior to the maturity date, in the case of the 4.95% 2021 Notes, 3.95% 2024 Notes, 3.85% 2026 Notes and 4.40% 2028 Notes, and until one month prior to the maturity date, in the case of the 3.85% 2023 Notes, at a redemption price equal to the greater of 100 percent of principal amount of the notes to be redeemed or the sum of the present values of the principal amount and the remaining scheduled payments of interest on the notes to be redeemed, discounted from the scheduled payment dates to the date of redemption at the treasury rate as defined in the note plus 20 basis points, in the case of the 3.85% 2023 Notes and 3.95% 2024 Notes, or 25 basis points, in the case of the 4.95% 2021 Notes, 3.85% 2026 Notes and 4.40% 2028 Notes, plus, in each case, accrued and unpaid interest due at the date of redemption.
In connection with the issuance of the New L3Harris Notes, we entered into a registration rights agreement, dated July 2, 2019, with BofA Securities, Inc. and Morgan Stanley & Co. LLC, pursuant to which we agreed to use commercially reasonable efforts to complete one or more registered exchange offers for the New L3Harris Notes within 365 days after July 2, 2019. If a registered exchange offer is not consummated within alloted time, we are required to pay special additional interest, in an amount equal to 0.25% per annum of the principal amount of the New L3Harris Notes, for the first 90 days following the day of default. Thereafter, the amount of special additional interest increases another 0.25% per year, up to a maximum of 0.50% per year, until the default is cured.
Following the settlement of the exchange offers, L3 had outstanding approximately $329 million of existing L3 Senior Notes which remain the senior unsecured obligations of L3.

Accelerated Vesting of Harris and L3 Stock Options and Other Equity Awards
Upon completion of the L3Harris Merger, Harris stock options granted prior to October 12, 2018 automatically vested and other Harris equity awards granted prior to October 12, 2018 automatically vested and settled in L3Harris Common Stock. Any Harris equity award granted on or after October 12, 2018 did not automatically vest upon closing of the L3Harris Merger, and instead remained outstanding as an award with respect to L3Harris Common Stock in accordance with the terms that were applicable to such award prior to the L3Harris Merger.
L3’s equity awards granted prior to October 12, 2018, in accordance with the terms and conditions that were applicable to such awards prior to the L3Harris Merger, generally automatically vested upon closing of the L3Harris Merger and settled in L3Harris Common Stock (with stock options automatically converted into stock options with respect to L3Harris Common Stock), in each case, after giving effect to the Exchange Ratio and appropriate adjustments to reflect the consummation of the L3Harris Merger and the terms and conditions applicable to such awards prior to the L3Harris Merger. Any L3 restricted stock unit or L3 restricted stock award granted on or after October 12, 2018 was converted into a corresponding award with respect to L3Harris Common Stock, with the number of shares underlying such award adjusted based on the Exchange Ratio and remained outstanding in accordance with the terms that were applicable to such award prior to the L3Harris Merger.
New Share Repurchase Program
On July 1, 2019, we announced that our Board of Directors approved a new $4 billion share repurchase authorization. The new share repurchase program replaced our prior share repurchase program, which had a remaining unused authorization of approximately $501 million, as well as L3’s prior share repurchase program. Although the new share repurchase program does not have a stated expiration date, we announced that we currently expect to repurchase up to $2.5 billion in shares in the next twelve months, but we can give no assurance regarding the level and timing of share repurchases. Repurchases under the new program may be made through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at the our discretion and may be suspended or discontinued at any time.

SUPPLEMENTARY FINANCIAL INFORMATION
QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data is summarized below:

	Quarter Ended				Total Year
	9/28/2018	12/28/2018	3/29/2019	6/28/2019

	(In millions, except per share amounts)
Fiscal 2019
Revenue	$1,542	$1,666	$1,728	$1,865	$6,801
Gross profit	532	571	589	642	2,334
Income from continuing operations before income taxes	257	271	283	302	1,113
Income from continuing operations(1)	216	225	243	269	953
Discontinued operations, net of income taxes	(3)	—	—	(1)	(4)
Net income	213	225	243	268	949
Per common share data:
Basic
Income from continuing operations	1.82	1.91	2.06	2.26	8.06
Net income	1.81	1.91	2.06	2.26	8.03
Diluted
Income from continuing operations	1.78	1.88	2.02	2.21	7.89
Net income	1.77	1.87	2.02	2.20	7.86
Cash dividends	0.685	0.685	0.685	0.685	2.740
Stock prices — High	169.98	175.50	167.09	200.77
Low	142.95	123.24	129.46	159.29

	Quarter Ended				Total Year
	9/29/2017	12/29/2017	3/30/2018	6/29/2018

	(In millions, except per share amounts)
Fiscal 2018
Revenue	$1,410	$1,535	$1,562	$1,661	$6,168
Gross profit	491	513	534	564	2,102
Income from continuing operations before income taxes	228	225	208	247	908
Income from continuing operations(1)	165	131	198	208	702
Discontinued operations, net of income taxes	(6)	—	(2)	5	(3)
Net income	159	131	196	213	699
Per common share data:
Basic
Income from continuing operations	1.39	1.10	1.66	1.76	5.90
Net income	1.33	1.10	1.65	1.80	5.88
Diluted
Income from continuing operations	1.36	1.08	1.63	1.72	5.78
Net income	1.31	1.08	1.62	1.76	5.76
Cash dividends	0.570	0.570	0.570	0.570	2.280
Stock prices — High	132.00	144.94	164.58	170.54
Low	109.08	131.52	140.84	142.50
_______________

(1)
Income from continuing operations in fiscal 2019 includes $65 million ($49 million after-tax or $.40 per diluted common share) of L3Harris Merger-related transaction and integration costs. Income from continuing operations in fiscal 2018 includes: (i) $47 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business and other items; (ii) $27 million of losses and other costs related to debt refinancing; (iii) $20 million of charges related to non-cash adjustments for deferred compensation and the impact of tax reform; and (iv) a $5 million charge related to consolidation of certain Exelis facilities initiated in fiscal 2017. The net after-tax impact from the above items in fiscal 2018 was $74 million or $.60 per diluted common share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures:    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of fiscal 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of fiscal 2019 our disclosure controls and procedures were effective.
(b) Changes in Internal Control:    We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. We are continuing the multi-year, phased implementation targeted for completion in fiscal 2020 of a new core enterprise resource planning (“ERP”) system in certain business units, which we expect to reduce the number of ERP systems across the Company and enhance our system of internal control over financial reporting. We expect the initial implementation of the new core ERP system in each affected business unit to involve changes to related processes that are part of our system of internal control over financial reporting and to require testing for effectiveness and potential further changes as implementation progresses. During the first quarter of fiscal 2018, we successfully completed the initial implementation of the new core ERP system in two business units. There have been no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Evaluation of Internal Control over Financial Reporting:    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of the end of fiscal 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of the end of fiscal 2019. “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Report. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, our independent registered public accounting firm, whose unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Report.

ITEM 9B.	OTHER INFORMATION.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
(a) Identification of Directors:    The information required by this Item with respect to our directors is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors and Nominee Biographies in our Proxy Statement for our 2019 Annual Meeting of Shareholders scheduled to be held on October 25, 2019 (our “2019 Proxy Statement”), which is expected to be filed within 120 days after the end of our fiscal 2019.
(b) Identification of Executive Officers:    Certain information regarding our executive officers is included in Part I of this Report under the heading “Information about our Executive Officers” in accordance with General Instruction G(3) of Form 10-K.
(c) Audit Committee Information; Financial Expert:    The information required by this Item with respect to the Audit Committee of our Board of Directors and “audit committee financial experts” is incorporated herein by reference to the discussions under the headings Director Nominees and Board Committees, Audit Committee in our 2019 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2019.
(d) Delinquent Section 16(a) Reports:    Information related to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Delinquent Section 16(a) Reports in our 2019 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2019.
(e) Code of Ethics:    All of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Code of Conduct. Our Code of Conduct is posted on our website at https://www.l3harris.com/content/code-of-conduct and is also available free of charge by written request to our Director of Ethics and Compliance, L3Harris Technologies, Inc., 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose on the Code of Conduct section of our website at https://www.l3harris.com/content/code-of-conduct any amendment to, or waiver from, our Code of Conduct that is required to be disclosed to shareholders, within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Code of Conduct in our 2019 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2019.
(f) Policy for Nominees:    The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees to our Board of Directors, submit nominees for inclusion in our proxy materials pursuant to our “proxy access” provision of our By-Laws or directly propose nominees for consideration pursuant to our By-Laws but not pursuant to the proxy access provision contained under the heading Director Nomination Process in our 2019 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2019. No material changes to those procedures have occurred since the disclosure regarding those procedures in our Proxy Statement for our 2018 Annual Meeting of Shareholders.
Additional information concerning requirements and procedures for shareholders directly nominating directors is contained under the heading Shareholder Nominees and Proposals in our 2019 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2019.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item with respect to compensation of our directors and executive officers is incorporated herein by reference to the discussions under the headings Director Compensation and Benefits, Compensation Discussion and Analysis and Compensation Committee Report in our 2019 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table provides information as of June 28, 2019 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	5,070,138	$80.86	25,740,420
Equity compensation plans not approved by shareholders	—	—	—
Total	5,070,138	$80.86	25,740,420
_______________

(1)
Consists of the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) (the “2005 Equity Incentive Plan”) and the Harris Corporation 2015 Equity Incentive Plan. No additional awards may be granted under the 2005 Equity Incentive Plan.

(2)
Under the 2005 Equity Incentive Plan and the Harris Corporation 2015 Equity Incentive Plan, in addition to options, we have granted share-based compensation awards in the form of performance shares, shares of restricted stock, performance share units, restricted stock units, shares of immediately vested common stock and other similar types of share-based awards. As of June 28, 2019, there were awards outstanding under those plans with respect to 875,747 shares, consisting of (i) awards of 810 shares of restricted stock, for which all 810 shares were issued and outstanding; and (ii) awards of 874,937 performance share units and restricted stock units, for which all 874,937 were payable in shares but for which no shares were yet issued and outstanding. The 5,070,138 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 4,195,201 outstanding options and in respect of awards of 874,937 performance share units and restricted stock units payable in shares. Because there is no exercise price associated with awards of shares of restricted stock, performance share units or restricted stock units, all of which are granted to employees at no cost, such awards are not included in the weighted-average exercise price calculation in column (b).

See Note 15: Stock Options and Other Share-Based Compensation in the Notes for a general description of our share-based incentive plans.
The other information required by this Item with respect to security ownership of certain of our beneficial owners and management is incorporated herein by reference to the discussions under the headings Principal Shareholders and Shares Owned By Directors, Nominees and Executive Officers in our 2019 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the discussions under the headings Director Independence Standards and Related Person Transaction Policy in our 2019 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 3: Ratification of the Appointment of Independent Registered Public Accounting Firm in our 2019 Proxy Statement, which is expected to be filed within 120 days after the end of our fiscal 2019.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as a part of this Report:

Page
(1) List of Financial Statements Filed as Part of this Report:
The following financial statements and reports of L3Harris Technologies, Inc. and its consolidated subsidiaries are included in Item 8 of this Report at the page numbers referenced below:
Management’s Report on Internal Control Over Financial Reporting	60
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	61
Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	62
Consolidated Statement of Income — Fiscal Years ended June 28, 2019; June 29, 2018; June 30, 2017	63
Consolidated Statement of Comprehensive Income — Fiscal Years ended June 28, 2019; June 29, 2018; and June 30, 2017	64
Consolidated Balance Sheet — June 28, 2019; June 29, 2018	65
Consolidated Statement of Cash Flows — Fiscal Years ended June 28, 2019; June 29, 2018; June 30, 2017	66
Consolidated Statement of Equity — Fiscal Years ended June 28, 2019; June 29, 2018; June 30, 2017	67
Notes to Consolidated Financial Statements	68
(2) Financial Statement Schedules:
Schedule II — Valuation and Qualifying Accounts — Fiscal Years ended June 28, 2019; June 29, 2018; June 30, 2017	129
All other schedules are omitted because they are not applicable, the amounts are not significant or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
(3)    Exhibits:
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:
(2)(a) Sale Agreement, dated as of January 26, 2017, between Harris Corporation and MHVC Acquisition Corp., incorporated herein by reference to Exhibit 2.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on February 1, 2017. (Commission File Number 1-3863)
***(2)(b) Agreement and Plan of Merger, dated as of October 12, 2018, by and among Harris Corporation, L3 Technologies, Inc. and Leopard Merger Sub, Inc., incorporated herein by reference to Exhibit 2.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on October 16, 2018. (Commission File Number 1-3863)
(2)(c) First Amendment to Agreement and Plan of Merger, dated as of June 28, 2019, among L3 Technologies, Inc., Harris Corporation and Leopard Merger Sub Inc., incorporated herein by reference to Exhibit 2.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
(3)(a) Restated Certificate of Incorporation of L3Harris Technologies, Inc. (1995), as amended, incorporated herein by reference to Exhibit 3.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
(3)(b) Amended and Restated By-Laws of L3Harris Technologies, Inc., incorporated herein by reference to Exhibit 3.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
(4)(a) Specimen stock certificate for Harris Corporation’s common stock, incorporated herein by reference to Exhibit 4(a) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2004. (Commission File Number 1-3863)
(4)(b) Specimen Stock Certificate for L3Harris Technologies, Inc.’s common stock, incorporated herein by reference to Exhibit 4 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
(4)(c)(i) Indenture, dated as of May 1, 1996, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Harris Corporation when and as authorized by Harris Corporation’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to Harris Corporation’s Registration Statement on Form S-3, Registration Statement No. 333-03111, filed with the SEC on May 3, 1996.
(ii)  Instrument of Resignation from Trustee and Appointment and Acceptance of Successor Trustee, dated as of November 1, 2002 (effective November 15, 2002), among Harris Corporation, JP Morgan Chase Bank, as Resigning Trustee, and The Bank of New York, as Successor Trustee, incorporated herein by reference to Exhibit 99.4 to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002. (Commission File Number 1-3863)
(iii)  Supplemental Indenture, dated June 2, 2015, among Harris Corporation, Exelis Inc. and The Bank of New York Mellon (as successor to Chemical Bank), to the Indenture, dated as of May 1, 1996 between Harris Corporation and The Bank of New York (as successor to Chemical Bank), incorporated herein by reference to Exhibit 4.2 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on June 2, 2015. (Commission File Number 1-3863)
**(4)(d)(i) Indenture, dated as of October 1, 1990, between Harris Corporation and U.S. Bank National Association (as successor to National City Bank), as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Harris Corporation when and as authorized by Harris Corporation’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to Harris Corporation’s Registration Statement on Form S-3, Registration Statement No. 33-35315, filed with the SEC on June 8, 1990.
(ii)  Supplemental Indenture, dated June 2, 2015, among Harris Corporation, Exelis Inc. and U.S. Bank National Association (as successor to National City Bank), to the Indenture dated as of October 1, 1990 between Harris Corporation and U.S. National Association (as successor to National City Bank), incorporated herein by reference to Exhibit 4.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on June 2, 2015. (Commission File Number 1-3863)
(4)(e)(i) Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Harris Corporation when and as authorized by Harris Corporation’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(b) to Harris Corporation’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.
(ii)  Instrument of Resignation of Trustee, Appointment and Acceptance of Successor Trustee, dated as of June 2, 2009, among Harris Corporation, The Bank of New York Mellon (formerly known as The Bank of New York) and The Bank of New York Mellon Trust Company, N.A., as to Indenture dated as of September 3, 2003, incorporated herein by reference to Exhibit 4(m) to Harris Corporation’s Registration Statement on Form S-3, Registration Statement No. 333-159688, filed with the SEC on June 3, 2009.
(iii)  Supplemental Indenture, dated June 2, 2015, among Harris Corporation, Exelis Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York), to the Indenture dated as of September 3, 2003 between Harris Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York), incorporated herein by reference to Exhibit 4.3 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on June 2, 2015. (Commission File Number 1-3863)
(4)(f)(i) Subordinated Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Harris Corporation when and as authorized by the Harris Corporation’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(c) to the Harris Corporation’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003.
(ii) Instrument of Resignation of Trustee, Appointment and Acceptance of Successor Trustee, dated as of June 2, 2009, among Harris Corporation, The Bank of New York Mellon (formerly known as The Bank of New York) and The Bank of New York Mellon Trust Company, N.A., as to Subordinated Indenture dated as of September 3, 2003, incorporated herein by reference to Exhibit 4(n) to Harris Corporation’s Registration Statement on Form S-3, Registration Statement No. 333-159688, filed with the SEC on June 3, 2009.
(4)(g) Form of Floating Rate Global Note due April 2020, incorporated herein by reference to Exhibit 4.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on November 9, 2017. (Commission File Number 1-3863)
(4)(h) Form of 2.700% Global Note due 2020, incorporated herein by reference to Exhibit 4.2 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)

(4)(i) Form of 3.832% Global Note due 2025, incorporated herein by reference to Exhibit 4.3 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)
(4)(j) Form of 4.400% Global Note due 2028, incorporated herein by reference to Exhibit 4.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on June 4, 2018. (Commission File Number 1-3863)
(4)(k) Form of 4.854% Global Note due 2035, incorporated herein by reference to Exhibit 4.4 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)
(4)(l) Form of 6.15% Note due 2040, incorporated herein by reference to Exhibit 4.2 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on December 3, 2010. (Commission File Number 1-3863)
(4)(m) Form of 5.054% Global Note due 2045, incorporated herein by reference to Exhibit 4.5 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)
(4)(n) Registration Rights Agreement, dated as of July 2, 2019, by and among L3Harris Technologies, Inc. (f/k/a Harris Corporation), BofA Securities, Inc. and Morgan Stanley & Co. LLC, incorporated herein by reference to Exhibit 4.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(o) Form of New L3Harris 4.950% 2021 Rule 144A Note, incorporated herein by reference to Exhibit 4.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(p) Form of New L3Harris 4.950% 2021 Regulation S Note, incorporated herein by reference to Exhibit 4.3 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(q) Form of New L3Harris 3.850% 2023 Rule 144A Note, incorporated herein by reference to Exhibit 4.4 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(r) Form of New L3Harris 3.850% 2023 Regulation S Note, incorporated herein by reference to Exhibit 4.5 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(s) Form of New L3Harris 3.950% 2024 Rule 144A Note, incorporated herein by reference to Exhibit 4.6 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(t) Form of New L3Harris 3.950% 2024 Regulation S Note, incorporated herein by reference to Exhibit 4.7 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(u) Form of New L3Harris 3.850% 2026 Rule 144A Note, incorporated herein by reference to Exhibit 4.8 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(v) Form of New L3Harris 3.850% 2026 Regulation S Note, incorporated herein by reference to Exhibit 4.9 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(w) Form of New L3Harris 4.400% 2028 Rule 144A Note, incorporated herein by reference to Exhibit 4.10 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(x) Form of New L3Harris 4.400% 2028 Regulation S Note, incorporated herein by reference to Exhibit 4.11 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(y) Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), L3Harris Technologies, Inc. by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of L3Harris Technologies, Inc. or L3 Technologies, Inc.
(4)(z) Description of L3Harris Technologies, Inc.’s Securities.
(4)(aa) Description of Harris Corporation’s Securities as of the end of Fiscal 2019.
*(10)(a) Form of Director and Executive Officer Indemnification Agreement, for use on or after October 26, 2012, incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on October 31, 2012. (Commission File Number 1-3863)

*(10)(b) Form of Executive Change in Control Severance Agreement, effective as of, and for use after, April 22, 2010, incorporated herein by reference to Exhibit 10(o) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)
*(10)(c) Harris Corporation Annual Incentive Plan, incorporated herein by reference to Exhibit 10.2 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on October 28, 2015. (Commission File Number 1-3863)
*(10)(d)(i) Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)
(ii)  Amendment No. 1 to Harris Corporation 2005 Equity Incentive Plan, effective January 1, 2009, incorporated herein by reference to Exhibit 10(d) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)
(iii)  Form of Stock Option Award Agreement Terms and Conditions (as of June 28, 2008) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on August 28, 2008. (Commission File Number 1-3863)
(iv)  Form of Stock Option Award Agreement Terms and Conditions (as of July 4, 2009) for grants under the Harris Corporation 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on September 3, 2009. (Commission File Number 1-3863)
*(10)(e)(i) Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.4 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)
(ii)  Form of Stock Option Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(c) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)
(iii)  Form of Stock Option Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)
(iv)  Form of Stock Option Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(a) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2013. (Commission File Number 1-3863)
(v)  Form of Performance Stock Option Award Agreement Terms and Conditions (as of May 27, 2015) for grants under the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(e)(xi) to Harris Corporation’s Annual Report on Form 10-K for the fiscal year ended July 3, 2015. (Commission File Number 1-3863)
*(10)(f)(i) Harris Corporation 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on October 28, 2015. (Commission File Number 1-3863)
(ii) Harris Corporation 2015 Equity Incentive Plan Performance Unit Award Agreement Terms and Conditions (as of October 23, 2015), incorporated herein by reference to Exhibit 10(c) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
(iii) Harris Corporation 2015 Equity Incentive Plan Restricted Share Award Agreement Terms and Conditions (as of October 23, 2015), incorporated herein by reference to Exhibit 10(d) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
(iv) Harris Corporation 2015 Equity Incentive Plan Restricted Unit Award Agreement Terms and Conditions (as of October 23, 2015), incorporated herein by reference to Exhibit 10(e) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
(v) Harris Corporation 2015 Equity Incentive Plan Stock Option Award Agreement Terms and Conditions (as of October 23, 2015), incorporated herein by reference to Exhibit 10(f) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
(vi) Harris Corporation 2015 Equity Incentive Plan Non-Employee Director Restricted Unit Award Agreement Terms and Conditions (as of December 4, 2015), incorporated herein by reference to Exhibit 10(g) to Harris

Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
(vii) Harris Corporation 2015 Equity Incentive Plan Non-Employee Director Restricted Share Award Agreement Terms and Conditions (as of December 4, 2015), incorporated herein by reference to Exhibit 10(a) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File Number 1-3863)
(viii) Harris Corporation 2015 Equity Incentive Plan Restricted Unit Award Agreement Terms and Conditions (March 14, 2018 Special Stock Grant to Eligible U.S. Employees), incorporated herein by reference to Exhibit 10(a) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2018. (Commission File Number 1-3863)
(ix) Harris Corporation 2015 Equity Incentive Plan Restricted Unit Award Agreement Terms and Conditions (March 14, 2018 Special Stock Grant to Eligible Non-U.S. Employees), incorporated herein by reference to Exhibit 10(b) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2018. (Commission File Number 1-3863)
*10(g)(i) Harris Corporation Retirement Plan (Amended and Restated Effective January 1, 2018), incorporated herein by reference to Exhibit 10(a) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017. (Commission File Number 1-3863)
(ii) Amendment Number One to Harris Corporation Retirement Plan (Amended and Restated effective January 1, 2018), dated June 20, 2019.
*(10)(h)(i) Harris Corporation Supplemental Executive Retirement Plan (amended and restated effective March 1, 2003), incorporated herein by reference to Exhibit 10(b)(i) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003. (Commission File Number 1-3863)
(ii)  Amendment No. 1 to Harris Corporation Supplemental Executive Retirement Plan, dated April 25, 2003, incorporated herein by reference to Exhibit 10(b)(ii) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2003. (Commission File Number 1-3863)
(iii)  Amendment No. 2 to Harris Corporation Supplemental Executive Retirement Plan, dated June 4, 2004, incorporated herein by reference to Exhibit 10(f)(iii) to Harris Corporation’s Annual Report on Form 10-K for the fiscal year ended July 2, 2004. (Commission File Number 1-3863)
(iv)  Amendment No. 3 to Harris Corporation Supplemental Executive Retirement Plan, dated April 19, 2007, incorporated herein by reference to Exhibit 10(g)(iv) to Harris Corporation’s Annual Report on Form 10-K for the fiscal year ended June 29, 2007. (Commission File Number 1-3863)
(v)  Amendment No. 4 to Harris Corporation Supplemental Executive Retirement Plan, dated October 27, 2010 and effective as of August 28, 2010, incorporated herein by reference to Exhibit 10(j) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)
(vi) Amendment No. 5 to the Harris Corporation Supplemental Executive Retirement Plan, dated February 28th, 2019.
(vii) Amendment No. 6 to the Harris Corporation Supplemental Executive Retirement Plan, dated June 20, 2019 and effective as of June 29, 2019.
*(10)(i)(i) Harris Corporation 2005 Supplemental Executive Retirement Plan (As Amended and Restated Effective November 28, 2011), incorporated herein by reference to Exhibit 10(d) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2011. (Commission File Number 1-3863)
(ii)  Amendment Number One to the Harris Corporation 2005 Supplemental Executive Retirement Plan (Amended and Restated Effective November 28, 2011), dated December 19, 2014, incorporated herein by reference to Exhibit 10(b) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2015. (Commission File Number 1-3863)
(iii)  Amendment Number Two to the Harris Corporation 2005 Supplemental Executive Retirement Plan (as Amended and Restated Effective November 28, 2011), dated December 16, 2016, incorporated herein by reference to Exhibit 10(b) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File Number 1-3863)
(iv) Amendment Number Three to the Harris Corporation 2005 Supplemental Executive Retirement Plan (as Amended and Restated effective November 28, 2011), dated February 28, 2019.

(v) Amendment Number Four to the Harris Corporation 2005 Supplemental Executive Retirement Plan (as Amended and Restated effective November 28, 2011), dated June 20, 2019 and effective as of June 29, 2019.
*(10)(j)(i) Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), incorporated herein by reference to Exhibit 10.4 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)
(ii)  Amendment Number One to the Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), effective January 1, 2009, incorporated herein by reference to Exhibit 10(g) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)
(iii)  Amendment Number Two to the Harris Corporation 1997 Directors’ Deferred Compensation and Annual Stock Unit Award Plan (Amended and Restated Effective January 1, 2006), dated October 27, 2010 and effective as of August 28, 2010, incorporated herein by reference to Exhibit 10(l) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)
*(10)(k)(i) Harris Corporation 2005 Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009), incorporated herein by reference to Exhibit 10(h) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)
(ii)  Amendment Number One to the Harris Corporation 2005 Directors’ Deferred Compensation Plan (As Amended and Restated Effective January 1, 2009), dated October 27, 2010 and effective as of August 28, 2010, incorporated herein by reference to Exhibit 10(m) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)
(iii) Amendment Number Two to the Harris Corporation 2005 Directors’ Deferred Compensation Plan (As Amended and Restated Effective January 1, 2009), dated December 4, 2015, incorporated herein by reference to Exhibit 10(h) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
*(10)(l)(i) Amended and Restated Master Trust Agreement and Declaration of Trust, made as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(c) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)
(ii)  Amendment to the Harris Corporation Master Trust, dated May 21, 2009, incorporated herein by reference to Exhibit 10(m)(ii) to Harris Corporation’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009. (Commission File Number 1-3863)
(iii)  Amendment to the Harris Corporation Master Trust, dated December 8, 2009 and effective December 31, 2009, incorporated herein by reference to Exhibit 4(e)(iii) to Harris Corporation’s Registration Statement on Form S-8, Registration Statement No. 333-163647, filed with the SEC on December 10, 2009.
(iv) Amendment to the Harris Corporation Master Trust, dated and effective May 3, 2010, incorporated herein by reference to Exhibit 4(e)(iv) to Harris Corporation’s Registration Statement on Form S-8, Registration Statement No. 333-222821, filed with the SEC on February 1, 2018.
*(10)(m)(i) Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(d) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)
(ii)  First Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated September 24, 2004, incorporated herein by reference to Exhibit 10(b) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004. (Commission File Number 1-3863)
(iii)  Second Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated as of December 8, 2004, incorporated herein by reference to Exhibit 10.5 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on December 8, 2004. (Commission File Number 1-3863)
(iv)  Third Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated January 15, 2009 and effective January 1, 2009, incorporated herein by reference to Exhibit 10(i) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)

(v)  Fourth Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated October 27, 2010 and effective as of August 28, 2010, incorporated herein by reference to Exhibit 10(n) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)
(vi)  Fifth Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated and effective as of February 28, 2019, incorporated herein by reference to Exhibit 10 to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2019. (Commission File Number 1-3863)
(10)(n) Commercial Paper Issuing and Paying Agent Agreement, dated as of March 30, 2005, between Citibank, N.A. and Harris Corporation, incorporated herein by reference to Exhibit 99.2 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2005. (Commission File Number 1-3863)
(10)(o) Commercial Paper Dealer Agreement, dated as of June 12, 2007, between Citigroup Global Markets Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)
(10)(p) Commercial Paper Dealer Agreement, dated June 13, 2007, between Banc of America Securities LLC and Harris Corporation, incorporated herein by reference to Exhibit 10.2 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)
(10)(q) Commercial Paper Dealer Agreement, dated as of June 14, 2007, between SunTrust Capital Markets, Inc. and Harris Corporation, incorporated herein by reference to Exhibit 10.3 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)
*(10)(r)(i) Employment Agreement, dated October 8, 2011 and effective November 1, 2011, by and between Harris Corporation and William M. Brown, incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on October 11, 2011. (Commission File Number 1-3863)
*(ii) Employment Agreement Amendment, dated October 12, 2018, by and between Harris Corporation and William M. Brown, incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2018. (Commission File Number 1-3863)
*(10)(s) Offer Letter, dated July 20, 2012, by and between Harris Corporation and Robert L. Duffy, incorporated herein by reference to Exhibit 10(x) to Harris Corporation’s Annual Report on Form 10-K for the fiscal year ended June 28, 2013. (Commission File Number 1-3863)
*(10)(t) Offer Letter Agreement, dated March 6, 2015, between Harris Corporation and Todd Taylor, incorporated herein by reference to Exhibit 10(e) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2015. (Commission File Number 1-3863)
*(10)(u)(i) Offer Letter Agreement, dated December 17, 2014, between Harris Corporation and Rahul Ghai, incorporated herein by reference to Exhibit 10(a) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2016. (Commission File Number 1-3863)
(ii) Amendment to Offer Letter Agreement, dated January 29, 2016, between Harris Corporation and Rahul Ghai, incorporated herein by reference to Exhibit 10(b) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2016. (Commission File Number 1-3863)
*(10)(v) Summary of Annual Compensation of Non-Employee Directors (Last Modified October 27, 2017), effective as of January 1, 2018, incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on November 2, 2017. (Commission File Number 1-3863)
***(10)(w) Revolving Credit Agreement, dated June 28, 2019, among Harris Corporation and certain of its Subsidiaries from time to time, as the Borrowers, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, L/C Issuer and Swingline Lender, Citibank, N.A., Bank of America, N.A., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as Co-Syndication Agents and JPMorgan Chase Bank, N.A., Citibank, N.A., Bank of America Securities, Inc., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(x)(i) Harris Corporation Salaried Retirement Plan (Amended and Restated as of January 1, 2017), incorporated herein by reference to Exhibit 10(ii)(i) to Harris Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. (Commission File Number 1-3863)
(ii) Amendment to the Harris Corporation Salaried Retirement Plan (as Amended and Restated effective January 1, 2017), dated July 26, 2017, incorporated herein by reference to Exhibit 10(ii)(ii) to Harris Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. (Commission File Number 1-3863)

(iii) Amendment Number Two to the Harris Corporation Salaried Retirement Plan (as Amended and Restated effective January 1, 2017), dated August 23, 2017, incorporated herein by reference to Exhibit 10(ii)(iii) to Harris Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. (Commission File Number 1-3863)
(iv) Amendment Number Three to the Harris Corporation Salaried Retirement Plan (as Amended and Restated effective January 1, 2017), dated December 21, 2017, incorporated herein by reference to Exhibit 10(c) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017. (Commission File Number 1-3863)
(v) Amendment Number Four to the Harris Corporation Salaried Retirement Plan (as Amended and Restated effective January 1, 2017), dated June 27, 2018, incorporated herein by reference to Exhibit 10(x)(v) to Harris Corporation’s Annual Report on Form10-K for the fiscal year ended June 29, 2018. (Commission File Number 1-3863)
(vi) Amendment Number Five to the Harris Corporation Salaried Retirement Plan (as Amended and Restated effective January 1, 2017), dated June 20, 2019.
*(10)(y) Exelis Inc. Deferred Compensation Plan, incorporated herein by reference to Exhibit 4.5 of Exelis Inc.’s Registration Statement on Form S-8, Registration Statement No. 333-177605, filed with the SEC on October 28, 2011.
*(10)(z) Exelis Inc. Deferred Compensation Plan for Non-Employee Directors, incorporated herein by reference to Exhibit 10.14 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 18, 2011. (Commission File No. 1-35228)
*(10)(aa)(i) Exelis Excess Pension Plan IA (formerly known as the ITT Excess Pension Plan IA and the ITT Industries Excess Pension Plan IA), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.18 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
(ii) Amendment to the Exelis Excess Pension Plan IA (as Amended and Restated as of October 31, 2011), dated December 16, 2016, incorporated herein by reference to Exhibit 10(e) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File No. 1-3863)
*(10)(bb)(i) Exelis Excess Pension Plan IB (formerly known as the ITT Excess Pension Plan IB and the ITT Industries Excess Pension Plan IB), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.19 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
(ii) Amendment to the Exelis Excess Pension Plan IB (as Amended and Restated as of October 31, 2011), dated December 16, 2016, incorporated herein by reference to Exhibit 10(g) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File No. 1-3863)
*(10)(cc)(i) Exelis Excess Pension Plan IIA (formerly known as the ITT Excess Pension Plan IIA, the ITT Excess Pension Plan II, and the ITT Industries Excess Pension Plan II), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.20 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
(ii) Amendment to Exelis Excess Pension Plan IIA (as Amended and Restated as of October 31, 2011), dated December 16, 2016, incorporated herein by reference to Exhibit 10(f) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File No. 1-3863)
*(10)(dd)(i) Exelis Excess Pension Plan IIB (formerly known as the ITT Excess Pension Plan IIB), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.21 to Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
*(10)(ee) Amendment to the Exelis Pension Plan IIB (as Amended and Restated as of October 31, 2011), dated December 16, 2016, incorporated herein by reference to Exhibit 10(h) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File No. 1-3863)
*(10)(ff) Amendment to the Exelis Excess Pension Plans (as amended and restated as of October 31, 2011), dated April 28, 2017, incorporated herein by reference to Exhibit 10(pp) to Harris Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. (Commission File No. 1-3863)
*(10)(gg) Amendment to the Exelis Excess Pension Plans (as amended and restated as of October 31, 2011), dated March 28, 2018, incorporated herein by reference to Exhibit 10(c) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2018. (Commission File No. 1-3863)
*(10)(hh) Amendment to the EDO Corporation Employees Pension Plan, dated December 21, 2017, incorporated herein by reference to Exhibit 10(b) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017. (Commission File No. 1-3863)

(10)(ii) Offer Letter Agreement with Jesus Malave Jr., dated as of June 6, 2019, incorporated herein by reference to Exhibit 10.3 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(jj) Summary of Annual Compensation of Non-Employee Directors of L3Harris Technologies, Inc., effective as of June 29, 2019, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(kk) Letter Agreement with Christopher E. Kubasik, dated as of November 5, 2018, incorporated herein by reference to Exhibit 10.4 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(ll) Form of Director and Officer Indemnification Agreement, for use on or after June 29, 2019, incorporated herein by reference to Exhibit 10.5 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
(21)  Subsidiaries of the Registrant.
(23)  Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
(24)  Power of Attorney.
(31.1)  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)  Section 1350 Certification of Chief Executive Officer.
(32.2)  Section 1350 Certification of Chief Financial Officer.
(101) The financial information from L3Harris Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 28, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Loss, (iv) the Consolidated Statement of Changes in Stockholders Equity, (v) the Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
(104) Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_______________
* Management contract or compensatory plan or arrangement.
** Paper filing.
*** Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. L3Harris Technologies, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

ITEM 16.	FORM 10-K SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: August 22, 2019	By:	/S/ WILLIAM M. BROWN
William M. Brown
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ WILLIAM M. BROWN	Chairman and Chief Executive Officer (Principal Executive Officer)	August 22, 2019
William M. Brown

	/s/ CHRISTOPHER E. KUBASIK	Vice Chairman, President and Chief Operating Officer	August 22, 2019
Christopher E. Kubasik

	/s/ JESUS MALAVE JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	August 22, 2019
Jesus Malave Jr.

	/s/ TODD A. TAYLOR	Vice President, Principal Accounting Officer (Principal Accounting Officer)	August 22, 2019
Todd A. Taylor

	/s/ SALLIE B. BAILEY*	Director	August 22, 2019
Sallie B. Bailey

	/s/ PETER W. CHIARELLI*	Director	August 22, 2019
Peter W. Chiarelli

	/s/ THOMAS A. CORCORAN*	Director	August 22, 2019
Thomas A. Corcoran

	/s/ THOMAS A. DATTILO*	Director	August 22, 2019
Thomas A. Dattilo

	/s/ ROGER B. FRADIN*	Director	August 22, 2019
Roger B. Fradin

	/s/ LEWIS HAY III*	Director	August 22, 2019
Lewis Hay III

	/s/ LEWIS KRAMER*	Director	August 22, 2019
Lewis Kramer

	/s/ RITA S. LANE*	Director	August 22, 2019
Rita S. Lane

	/s/ ROBERT B. MILLARD*	Director	August 22, 2019
Robert B. Millard

	/s/ LLOYD W. NEWTON*	Director	August 22, 2019
Lloyd W. Newton

*By:	/s/ SCOTT T. MIKUEN
Scott T. Mikuen
Attorney-in-Fact
pursuant to a power of attorney

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
(In thousands)

Col. A	Col. B	Col. C			Col. D		Col. E
Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts — Describe		Deductions — Describe		Balance at End of Period
Year ended June 28, 2019
Amounts Deducted From
Respective Asset Accounts:
					$1	(A)
					31	(B)
					(85)	(C)
					266	(D)
Allowances for collection losses	$2,319	$8	$—		$213		$2,114

					$468	(A)
					$5,976	(E)
Allowances for deferred tax assets	$181,005	$(15,510)	$—		$6,444		$159,051
Year ended June 29, 2018
Amounts Deducted From
Respective Asset Accounts:
					$8	(A)
					435	(B)
					707	(C)
Allowances for collection losses	$2,815	$654	$—		$1,150		$2,319

			$(48)	(E)	$(425)	(A)
Allowances for deferred tax assets	$183,476	$(2,848)	$(48)		$(425)		$181,005
Year ended June 30, 2017
Amounts Deducted From
Respective Asset Accounts:
					$7	(A)
					551	(B)
					3,329	(C)
					3,247	(D)
Allowances for collection losses	$9,949	$—	$—		$7,134		$2,815

					$1,865	(A)
					103,371	(D)
			$354	(E)	175	(F)
Allowances for deferred tax assets	$300,159	$(11,626)	$354		$105,411		$183,476
Note A — Foreign currency translation gains and losses
Note B — Disposals
Note C — Uncollectible accounts charged off, less recoveries on accounts previously charged off
Note D — Acquisitions and divestitures
Note E — Uncertain income tax positions
Note F — Accumulated other comprehensive income