Form 10-Q
period 2019-09-27
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2019-10-31
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s common stock as of October 25, 2019 was 221,064,649 shares.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended September 27, 2019
This Report contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	September 27, 2019	September 28, 2018

	(In millions, except per share amounts)
Revenue from product sales and services	$4,431	$1,542
Cost of product sales and services	(3,242)	(1,010)
Engineering, selling and administrative expenses	(999)	(279)
Gain on sale of business	229	—
Non-operating income	79	47
Interest income	9	1
Interest expense	(67)	(44)
Income from continuing operations before income taxes	440	257
Income taxes	(5)	(41)
Income from continuing operations	435	216
Discontinued operations, net of income taxes	—	(3)
Net income	435	213
Noncontrolling interests, net of income taxes	(6)	—
Net income attributable to L3Harris Technologies, Inc.	$429	$213
Amounts attributable to L3Harris Technologies, Inc. common shareholders
Income from continuing operations	$429	$216
Discontinued operations, net of income taxes	—	(3)
Net income	$429	$213

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic
Continuing operations	$1.93	$1.82
Discontinued operations	—	(0.01)
	$1.93	$1.81
Diluted
Continuing operations	$1.90	$1.78
Discontinued operations	—	(0.01)
	$1.90	$1.77

Basic weighted average common shares outstanding	222.6	117.9
Diluted weighted average common shares outstanding	225.4	120.6
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
	September 27, 2019	September 28, 2018

	(In millions)
Net income	$435	$213
Other comprehensive loss:
Foreign currency translation loss, net of income taxes	(25)	—
Net unrealized gain (loss) on hedging derivatives, net of income taxes	(38)	1
Net unrecognized loss on postretirement obligations, net of income taxes	—	(1)
Other comprehensive loss, net of income taxes	(63)	—
Total comprehensive income	372	213
Comprehensive income attributable to noncontrolling interests	(6)	—
Total comprehensive income attributable to L3Harris Technologies, Inc.	$366	$213
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 27, 2019	June 28, 2019

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$1,001	$530
Receivables	1,275	457
Contract assets	2,625	807
Inventories	1,339	360
Income taxes receivable	291	191
Other current assets	496	100
Assets of disposal group held for sale	—	133
Total current assets	7,027	2,578
Non-current Assets
Property, plant and equipment	2,073	894
Operating lease right-of-use assets	934	—
Goodwill	20,749	5,340
Other intangible assets	7,516	870
Deferred income taxes	124	173
Other non-current assets	524	262
Total non-current assets	31,920	7,539
	$38,947	$10,117
Liabilities and Equity
Current Liabilities
Short-term debt	$3	$103
Accounts payable	1,423	525
Contract liabilities	1,210	496
Compensation and benefits	521	161
Other accrued items	881	283
Income taxes payable	24	8
Current portion of long-term debt, net	656	656
Liabilities of disposal group held for sale	—	36
Total current liabilities	4,718	2,268
Non-current Liabilities
Defined benefit plans	2,145	1,174
Operating lease liabilities	831	—
Long-term debt, net	6,307	2,763
Deferred income taxes	1,192	12
Other long-term liabilities	829	537
Total non-current liabilities	11,304	4,486
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 221,568,390 shares at September 27, 2019 and 118,552,599 shares at June 28, 2019	222	119
Other capital	21,288	1,778
Retained earnings	2,019	2,173
Accumulated other comprehensive loss	(756)	(707)
Total shareholders’ equity	22,773	3,363
Noncontrolling interests	152	—
Total equity	22,925	3,363
	$38,947	$10,117
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
	September 27, 2019	September 28, 2018

	(In millions)
Operating Activities
Net income	$435	$213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201	65
Share-based compensation	143	38
Qualified pension plan contributions	(327)	—
Pension and other postretirement benefit plan income	(58)	(38)
Gain on sale of business, net	(229)	—
Gain on sale of asset group	(12)	—
Deferred income taxes	—	9
(Increase) decrease in:
Accounts receivable	31	34
Contract assets	(110)	(88)
Inventories	75	(3)
Increase (decrease) in:
Accounts payable	—	(141)
Contract liabilities	(7)	38
Compensation and benefits	37	(16)
Income taxes	(28)	28
Other accrued items	7	(6)
Other	(77)	(16)
Net cash provided by operating activities	81	117
Investing Activities
Net additions of property, plant and equipment	(84)	(31)
Proceeds from sale of business, net	346	—
Net cash acquired in L3Harris Merger	1,132	—
Proceeds from sale of asset group	20	—
Net cash provided by (used in) investing activities	1,414	(31)
Financing Activities
Net proceeds from borrowings	3	216
Repayments of borrowings	(100)	—
Proceeds from exercises of employee stock options	95	15
Repurchases of common stock	(750)	(200)
Cash dividends	(177)	(82)
Other financing activities	(85)	(18)
Net cash used in financing activities	(1,014)	(69)
Effect of exchange rate changes on cash and cash equivalents	(10)	—
Net increase in cash and cash equivalents	471	17
Cash and cash equivalents, beginning of year	530	288
Cash and cash equivalents, end of quarter	$1,001	$305
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

	(In millions, except per share amounts)
Balance at June 28, 2019	$119	$1,778	$2,173	$(707)	$—	$3,363
Net income	—	—	429	—	6	435
Other comprehensive loss	—	—	—	(63)	—	(63)
Shares issued for L3Harris Merger	104	19,696	—	—	—	19,800
Equity issuance costs	—	(2)	—	—	—	(2)
Net loss from postretirement obligations and hedging derivatives reclassified to earnings	—	—	—	14	—	14
Shares issued under stock incentive plans	2	93	—	—	—	95
Shares issued under defined contribution plans	—	48	—	—	—	48
Share-based compensation expense	—	94	—	—	—	94
Repurchases and retirement of common stock	(3)	(419)	(411)	—	—	(833)
Cash dividends ($.75 per share)	—	—	(172)	—	—	(172)
Distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Fair value of noncontrolling interests recognized in purchase accounting	—	—	—	—	151	151
Balance at September 27, 2019	$222	$21,288	$2,019	$(756)	$152	$22,925

Balance at June 29, 2018	$118	$1,714	$1,648	$(202)	$—	$3,278
Net income	—	—	213	—	—	213
Shares issued under stock incentive plans	1	15	—	—	—	16
Shares issued under defined contribution plans	—	23	—	—	—	23
Share-based compensation expense	—	14	—	—	—	14
Repurchases and retirement of common stock	(1)	(118)	(99)	—	—	(218)
Cash dividends ($.685 per share)	—	—	(82)	—	—	(82)
Balance at September 28, 2018	$118	$1,648	$1,680	$(202)	$—	$3,244
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
The closing of the L3Harris Merger occurred on June 29, 2019 (“Closing Date”), the day after Harris’ fiscal 2019 ended and the first day of the quarter ended September 27, 2019. Upon completion of the L3Harris Merger, Harris was renamed “L3Harris Technologies, Inc.” (“L3Harris”), and each share of L3 common stock converted into the right to receive 1.30 shares (“Exchange Ratio”) of L3Harris common stock. Shares of L3Harris common stock, which previously traded under ticker symbol “HRS” on the New York Stock Exchange (“NYSE”) prior to completion of the L3Harris Merger, are traded under ticker symbol “LHX” following completion of the L3Harris Merger. L3Harris was owned on a fully diluted basis approximately 54 percent by Harris shareholders and 46 percent by L3 shareholders immediately following the completion of the L3Harris Merger.
The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires that the accompanying Condensed Consolidated Financial Statements (Unaudited) and most of the disclosures in these Notes to Consolidated Financial Statements (Unaudited) (these “Notes”) be presented on a historical basis for periods prior to the closing of the L3Harris Merger. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “L3Harris” as used in this Quarterly Report on Form 10-Q (this “Report”) mean Harris and its subsidiaries when referring to periods prior to the end of fiscal 2019 (prior to the L3Harris Merger) and to the combined company L3Harris Technologies, Inc. and its consolidated subsidiaries when referring to periods after the end of fiscal 2019 (after the L3Harris Merger).
We are accounting for the L3Harris Merger under the acquisition method of accounting. Under the acquisition method of accounting, we are required to measure identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree at their fair values as of the Closing Date. The excess of the consideration transferred over those fair values is recorded as goodwill. See Note B — Business Combination in these Notes for additional information related to the L3Harris Merger.
The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by L3Harris, without an audit, in accordance with GAAP for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and equity in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations and cash flows for the periods presented therein. The results for the quarter ended September 27, 2019 are not necessarily indicative of the results that may be expected for the Fiscal Transition Period (as defined below) or any subsequent period. The balance sheet at June 28, 2019 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Report should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019 (our “Fiscal 2019 Form 10-K”).
We implemented a new organizational structure effective on June 29, 2019, which resulted in changes to our operating segments, which are also reportable segments and referred to as our business segments. The historical results, discussion and presentation of our business segments as set forth in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these changes.
On September 13, 2019, we completed the sale of the Harris Night Vision business to Elbit Systems of America, LLC, a subsidiary of Elbit Systems Ltd., for $350 million (net cash proceeds of $346 million after selling costs and estimated purchase price adjustments), subject to final customary purchase price adjustments as set forth in the definitive agreement. The Harris Night Vision business was not included in any of the operating segments in our new organizational structure and the operating results of the Harris Night Vision business through the date of the divestiture are discussed and presented as part of “Other non-reportable business segments” in this Report.
See Note C — Business Divestitures and Asset Sales in these Notes for more information regarding the divestiture of the Harris Night Vision business.
Amounts contained in this Report may not always add to totals due to rounding.
Change in Fiscal Year
Through fiscal 2019, our fiscal year ended on the Friday nearest June 30. Commencing June 29, 2019, our fiscal year will end on the Friday nearest December 31, and the period commencing on June 29, 2019 will be a fiscal transition period ending on January 3, 2020 (the “Fiscal Transition Period”). We will file a transition report on Form 10-KT containing audited financial statements for the Fiscal Transition Period.
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
Significant Accounting Policies Update
There have been no material changes to our significant accounting policies described in our Fiscal 2019 Form 10-K, except as described in “Adoption of New Accounting Standards” below.
Adoption of New Accounting Standards
Effective June 29, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended (“ASC 842”) using the optional transition method. We initially applied ASC 842 for leases existing as of June 29, 2019 and recognized $270 million of right-of-use (“ROU”) assets and $289 million of lease liabilities in our Condensed Consolidated Balance Sheet (Unaudited). See Note B — Business Combination in these Notes for ROU assets and lease liabilities assumed as part of the L3Harris Merger.
In accordance with ASC 842, we recognized ROU assets and liabilities in our balance sheet for operating and finance leases under which we are the lessee, except for equipment leases and, as permitted by a practical expedient under ASC 842, leases with a term of 12 months or less. Equipment leases were not material at September 27, 2019 and June 29, 2019. We also elected the package of practical expedients permitted under ASC 842 and did not reassess lease classification for existing or expired leases, whether expired or existing contracts contain a lease under the new definition of a lease or whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.
Operating lease assets are classified as operating ROU assets, operating lease liabilities for obligations due within 12 months are classified as other current liabilities and operating lease liabilities for obligations due longer than 12 months are classified as other long-term liabilities. Finance lease assets are classified as property, plant and equipment. Finance lease liabilities are classified as other current liabilities or other long-term liabilities depending on when the obligation is due.
Lease assets and liabilities are recognized based on the present value of future lease payments. Lease payments primarily include base rent. We have some lease payments that are based on an index and changes to the index are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. Our leases also include non-lease components such as real estate taxes and common-area maintenance costs. We elected the practical expedient to account for lease and non-lease components as a single component. In certain of our leases, the non-lease components are variable and are therefore excluded from lease payments to determine the lease asset. The present value of future lease payments is determined using our incremental borrowing rate at lease commencement over the expected lease term. We use our incremental borrowing rate because our lessee leases do not provide an implicit lease rate. The expected lease term represents the number of years we expect to lease the property, including options to extend or terminate the lease when it is reasonably certain that we will exercise such option.
Operating lease expense is recognized as an operating cost on a straight-line basis over the expected lease term in our Condensed Consolidated Statement of Income (Unaudited). For finance leases, the asset is amortized on a straight-line basis over the lease term, and interest on the lease liability is recognized in interest expense. The amortization of lease assets for our finance leases and interest expense was not material for the quarter ended September 27, 2019.
We are a lessor for certain arrangements for flight simulators. These leases meet the criteria for operating lease classification. Lease income associated with these leases was not material for the quarter ended September 27, 2019.

Adoption of ASC 842 did not have a material effect on our results of operations or cash flows.
Effective June 29, 2019, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this update are intended to better align companies’ risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedge relationships and the presentation of hedge results. The amendments in this update require companies to present the earnings effect of the hedging instrument in the same income statement line in which the earnings effect of the hedged item is reported. Prior to the adoption of this update, GAAP provided hedge accounting for only the portion of the hedge deemed to be highly effective and required companies to separately reflect the amount by which the hedging instrument did not offset the hedged item, which is referred to as the ineffective amount. The amendments in this update include, among other items, removal of the requirement that companies separately measure and recognize in earnings the ineffective amount for highly effective hedges. Adoption of this standard did not have a material effect on our financial condition, results of operations or cash flows.
Note B — Business Combination
On October 12, 2018, Harris entered into the Merger Agreement with L3 and Merger Sub, pursuant to which Harris and L3 agreed to combine their respective businesses in an all-stock merger, at the closing of which Merger Sub would merge with and into L3, with L3 continuing as the surviving corporation and a direct wholly owned subsidiary of Harris.
The closing of the L3Harris Merger occurred on June 29, 2019, the first day of the quarter ended September 27, 2019. Upon completion of the L3Harris Merger, Harris was renamed “L3Harris Technologies, Inc.” and each share of L3 common stock converted into the right to receive 1.30 shares of L3Harris common stock. L3Harris was owned on a fully diluted basis approximately 54 percent by Harris shareholders and 46 percent by L3 shareholders immediately following the completion of the L3Harris Merger.
L3 was a prime contractor in intelligence, surveillance and reconnaissance (“ISR”) systems, aircraft sustainment (including modifications and fleet management of special mission aircraft), simulation and training, night vision and image intensification equipment, and security and detection systems. L3 also was a leading provider of a broad range of communication, electronic and sensor systems used on military, homeland security and commercial platforms. L3 employed approximately 31,000 employees and its customers included the U.S. Department of Defense and its prime contractors, the U.S. Intelligence Community, the U.S. Department of Homeland Security, foreign governments and domestic and foreign commercial customers. L3 generated calendar 2018 revenue of approximately $10 billion.
As a result of the L3Harris Merger, L3Harris is an agile global aerospace and defense technology innovator, delivering end-to-end solutions that meet customers’ mission-critical needs, with approximately 50,000 employees and customers in 130 countries. We provide advanced defense and commercial technologies across air, land, sea, space and cyber domain.
Approximately 104 million shares of L3Harris common stock were issued to L3 shareholders following the completion of the L3Harris Merger. The trading price of L3Harris common stock was $189.13 per share as of the Closing Date. In addition, replacement L3Harris share-based awards were issued for certain outstanding L3 share-based awards.
We are accounting for the L3Harris Merger under the acquisition method of accounting. Under the acquisition method of accounting, we are required to measure identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree at their fair values as of the Closing Date. Due to the timing of the L3Harris Merger relative to its size and complexity, our accounting for the L3Harris Merger is preliminary. The acquisition-date fair value estimates for consideration transferred, identifiable assets acquired, liabilities assumed and noncontrolling interests are based on preliminary calculations and our estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the Closing Date).

Our preliminary calculation of estimated consideration transferred is summarized below:

(In millions, except exchange ratio and per share amounts)
Outstanding shares of L3 common stock as of June 28, 2019	79.63
L3 restricted stock unit awards settled in shares of L3Harris common stock	0.41
L3 performance unit awards settled in shares of L3Harris common stock	0.04
80.08
Exchange Ratio	1.30
Shares of L3Harris common stock issued for L3 outstanding common stock	104.10
Price per share of L3Harris common stock as of June 28, 2019	$189.13
Fair value of L3Harris common stock issued for L3 outstanding common stock	$19,689
Fair value of replacement RSUs attributable to merger consideration	10
Fair value of L3Harris stock options issued for L3 outstanding stock options	101
Withholding tax liability incurred for converted L3 share-based awards	45
Fair value of replacement award consideration	156
Fair value of total consideration	19,845
Less cash acquired	(1,195)
Total net consideration transferred	$18,650

Our preliminary measurement of assets acquired, liabilities assumed and nonconrolling interests is summarized below:

(In millions)
Receivables	$849
Contract assets	1,708
Inventories	1,056
Other current assets	517
Property, plant and equipment	1,176
Operating lease right-of-use assets	704
Goodwill	15,423
Other intangible assets	6,768
Other non-current assets	327
Total assets acquired	$28,528

Accounts payable	$898
Contract liabilities	722
Other current liabilities	772
Operating lease liabilities	715
Defined benefit plans	1,411
Long-term debt, net	3,548
Other long-term liabilities	1,661
Total liabilities assumed	9,727
Net assets acquired	18,801
Noncontrolling interests	(151)
Total net consideration transferred	$18,650

The goodwill resulting from the L3Harris Merger was primarily associated with L3’s market presence and leading positions, growth opportunities in the markets in which L3 businesses operate, experienced work force and established operating infrastructures. Most of the goodwill related to the L3Harris Merger is nondeductible for tax purposes. As described in more detail in Note X — Business Segment Information in these Notes, we adjusted our segment reporting to reflect our new organizational structure commencing with the quarter ended September 27, 2019. Under the revised reporting structure, our Integrated Mission Systems segment is comprised almost entirely of L3 operating businesses, as of the acquisition date, whereas our other segments are comprised of both L3 and Harris operating businesses.

See Note K — Goodwill and Other Intangible Assets in these Notes for more information regarding the preliminary allocation of goodwill by reportable business segment under the revised reporting structure.
The following table provides further detail of the fair value and weighted-average amortization period of identified intangible assets acquired by major intangible asset class:

	Weighted Average Amortization Period	Total

	(In years)	(In millions)
Identifiable intangible assets acquired:
Customer relationships (Government)	15	$3,549
Customer relationships (Commercial)	16	561
Trade names — Divisions	10	162
Developed technology	8	630
Total identifiable intangible assets subject to amortization	14	4,902
Trade names — Corporate	indefinite	1,803
In-process research and development	n/a	63
Total identifiable intangible assets		$6,768

During the quarter ended September 27, 2019, we recorded $373 million of L3Harris Merger-related charges, consisting of restructuring, integration, transaction and other costs as follows:

•	$74 million of transaction costs, recognized as incurred;

•	$35 million of integration costs, recognized as incurred;

•	$61 million of equity award acceleration charges, recognized upon change in control;

•	$92 million of additional cost of sales related to the fair value step-up in inventory sold; and

•	$111 million of restructuring costs as discussed in Note E — Restructuring and Other Exit Costs in these Notes.
Because the L3Harris Merger benefited the entire Company as opposed to any individual business segment, the above costs were not allocated to any business segment. All of the costs above were recorded in the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited), except for the $92 million of additional cost of sales related to the fair value step-up in inventory sold, which is included in the “Cost of product sales and services” line item in our Condensed Consolidated Statement of Income (Unaudited).
Pro Forma Results
The following summary, prepared on a pro forma basis, presents our unaudited consolidated results of operations for the quarter ended September 28, 2018 as if the L3Harris Merger had been completed as of the beginning of the quarter ended September 28, 2018, after including any post-acquisition adjustments directly attributable to the acquisition, such as the sale of Harris’ Night Vision business, and after including the impact of adjustments such as amortization of intangible assets as well as the related income tax effects. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of our results of operations that actually would have been obtained had the combination of Harris and L3 been completed on the assumed date or for the period presented, or which may be realized in the future.

September 28, 2018

(In millions)
Revenue from product sales and services — as reported	$1,542
Revenue from product sales and services — pro forma	$4,018
Income from continuing operations — as reported	$216
Income from continuing operations — pro forma	$373

For the quarter ended September 27, 2019, our Condensed Consolidated Statement of Income (Unaudited) includes the results of L3 operating businesses from the Closing Date, with total revenue of approximately $2.67 billion (net of intercompany sales between L3 operating businesses) and income from continuing operations before income taxes of approximately $0.19 billion (including $92 million of additional cost of sales related to the fair value step-up in inventory sold and $101 million of restructuring charges for workforce reductions associated with the L3Harris Merger).
Note C — Business Divestitures and Asset Sales
Harris Night Vision. On September 13, 2019, we completed the sale of the Harris Night Vision business, a global supplier of high-performance, vision-enhancing products for U.S. and allied military and security forces and commercial customers, for

$350 million (net cash proceeds of $346 million after selling costs and estimated purchase price adjustments), subject to final customary purchase price adjustments pursuant to a definitive agreement we entered into on April 4, 2019 as part of the regulatory process in connection with the L3Harris Merger and recognized a pre-tax gain of $229 million.
Through fiscal 2019, the Harris Night Vision business was reported as part of our former Communication Systems segment. As a result of the then-pending divestiture, the Harris Night Vision business was not included in any of our new business segments and, consequently, the operating results of the business are included in “Other non-reportable business segments” for the quarters ended September 27, 2019 and September 28, 2018 in this Report.
Income before income taxes for the Harris Night Vision business was not material for the quarter ended September 27, 2019 and was $6 million for the quarter ended September 28, 2018. The carrying amounts of the major classes of assets and liabilities of the Harris Night Vision business classified as held for sale at June 28, 2019 are summarized below:

June 28, 2019

(In millions)
Receivables	$18
Inventories	52
Property, plant and equipment	29
Goodwill	30
Other intangible assets	4
Assets of disposal group held for sale	$133

Accounts payable	$13
Contract liabilities	1
Compensation and benefits	3
Other accrued items	3
Defined benefit plans	16
Liabilities of disposal group held for sale	$36

Stormscope. On August 30, 2019, we completed the sale of the Stormscope product line for $20 million in cash and recorded a pre-tax gain of $12 million in the “Engineering, selling and administrative expenses” line item of our Condensed Consolidated Statement of Income (Unaudited).
Note D — Stock Options and Other Share-Based Compensation
As of September 27, 2019, we had options or other share-based compensation outstanding under two Harris shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”), as well as under employee stock incentive plans of L3 assumed by L3Harris (collectively, “L3Harris SIPs”).
Harris equity awards granted prior to October 12, 2018, in accordance with the terms and conditions that were applicable to such awards prior to the L3Harris Merger, generally automatically vested upon closing of the L3Harris Merger and settled in L3Harris Common Stock, except stock options which automatically vested and remained outstanding. Harris equity awards granted on or after October 12, 2018 did not automatically vest upon closing of the L3Harris Merger, and instead remained outstanding as an award with respect to L3Harris Common Stock in accordance with the terms that were applicable to such award prior to the L3Harris Merger.
L3’s equity awards granted prior to October 12, 2018, in accordance with the terms and conditions that were applicable to such awards prior to the L3Harris Merger, generally automatically vested upon closing of the L3Harris Merger and settled in L3Harris Common Stock (except stock options automatically converted into stock options with respect to L3Harris Common Stock and remained outstanding), in each case, after giving effect to the Exchange Ratio and appropriate adjustments to reflect the consummation of the L3Harris Merger and the terms and conditions applicable to such awards prior to the L3Harris Merger. Any L3 restricted stock unit or L3 restricted stock award granted on or after October 12, 2018 was converted into a corresponding award with respect to L3Harris Common Stock, with the number of shares underlying such award adjusted based on the Exchange Ratio, and remained outstanding in accordance with the terms that were applicable to such award prior to the L3Harris Merger. Pursuant to the Merger Agreement, L3Harris assumed the converted L3 equity awards.
The compensation cost related to our share-based awards that was charged against income was $95 million, including acceleration expense recognized in connection with the L3Harris Merger, and $14 million for the quarters ended September 27, 2019 and September 28, 2018, respectively.

The aggregate number of shares of our common stock that we issued under the terms of L3Harris SIPs (including shares issued as merger consideration to settle pre-merger L3 share-based awards), net of shares withheld for tax purposes, was 2,837,153 and 403,953 for the quarters ended September 27, 2019 and September 28, 2018, respectively.
Awards granted to participants under L3Harris SIPs during the quarter ended September 27, 2019 consisted of 245,991 restricted stock units, 738,956 stock options and 55,020 performance stock units. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model and the following assumptions: expected dividend yield of 1.70 percent; expected volatility of 22.18 percent; risk-free interest rates averaging 1.68 percent; and expected term of 5.65 years.
The fair value as of the grant date of each restricted stock unit award and performance stock unit award was based on the closing price of our common stock on the grant date.
Note E — Restructuring and Other Exit Costs
We record charges for restructuring and other exit activities related to sales or terminations of product lines, closures or relocations of business activities, changes in management structure and fundamental reorganizations that affect the nature and focus of operations. Such charges include termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. We record these charges at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period. These charges are included as a component of the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited).
L3Harris Merger-Related Restructuring Costs
During the quarter ended September 27, 2019, we recorded $111 million of restructuring charges for workforce reductions (including severance and other employee-related exit costs) in connection with the L3Harris Merger. At September 27, 2019, we had recorded liabilities of $74 million associated with these restructuring actions, of which substantially all will be paid in the next twelve months. At this time, we are unable to reasonably estimate the total amount of cost expected to be incurred in connection with L3Harris Merger-related restructuring activities because we are still formulating plans for facility consolidations. We will disclose the total amount of cost expected to be incurred in connection with L3Harris Merger-related activities in future filings once the amount can be reasonably estimated.
Previous Restructuring and Other Exit Costs
Prior to the L3Harris Merger, we had liabilities of $16 million for lease obligations associated with exited facilities with remaining terms of four years or less, of which $13 million remained outstanding at September 27, 2019.
The following table summarizes our restructuring and other exit activities during the quarter ended September 27, 2019:

	Employee severance-related costs	Facilities consolidation and other exit costs	Total

	(In millions)
Balance at June 28, 2019	$—	$16	$16
Additional provisions	111	—	111
Payments	(37)	(3)	(40)
Balance at September 27, 2019	$74	$13	$87

Note F — Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI are summarized below:

	Foreign currency translation(1)	Net unrealized (losses) gains on hedging derivatives(2)	Unrecognized postretirement obligations(3)	Total AOCI

	(In millions)
Balance at June 28, 2019	$(106)	$(38)	$(563)	$(707)
Other comprehensive loss	(25)	(38)	—	(63)
Amounts reclassified to earnings from AOCI	—	1	13	14
Balance at September 27, 2019	$(131)	$(75)	$(550)	$(756)

Balance at June 29, 2018	$(99)	$(20)	$(83)	$(202)
Other comprehensive income (loss)	—	1	(1)	—
Amounts reclassified to earnings from AOCI	—	—	—	—
Balance at September 28, 2018	$(99)	$(19)	$(84)	$(202)

_______________

(1)	Net of income taxes of $2 million at September 27, 2019, June 28, 2019, September 28, 2018 and June 29, 2018.

(2)	Net of income taxes of $24 million, $13 million, $6 million and $7 million at September 27, 2019, June 28, 2019, September 28, 2018 and June 29, 2018, respectively.

(3)	Net of income taxes of $183 million and $188 million at September 27, 2019 and June 28, 2019, respectively, and net of income taxes of $30 million at September 28, 2018 and June 29, 2018.

Reclassifications from AOCI into earnings for the quarter ended September 27, 2019 are presented in the table below:

	Amounts reclassified from AOCI	Affected line item in the Condensed Consolidated Statement of Income (Unaudited)

	(In millions)
Loss on hedging instruments	$1	Engineering, selling and administrative expenses
	$1	Income from continuing operations

Postretirement benefit obligations	$13	Gain on sale of business
	4	Non-operating income
	(4)	Income taxes
	$13	Income from continuing operations

Total reclassifications for the period	$14

Note G — Receivables
Receivables are summarized below:

	September 27, 2019	June 28, 2019

	(In millions)
Accounts receivable	$1,283	$459
Less allowances for collection losses	(8)	(2)
	$1,275	$457

We have a receivables sale agreement (“RSA”) with a third-party financial institution that permits us to sell, on a non-recourse basis, up to $100 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. Outstanding accounts receivable sold pursuant to the RSA were not material at September 27, 2019 and June 28, 2019.

Note H — Contract Assets and Contract Liabilities
Contract assets include unbilled amounts typically resulting from revenue recognized exceeding amounts billed to customers for contracts utilizing the percentage of completion (“POC”) cost-to-cost revenue recognition method. We bill customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries and, in certain arrangements, the customer may withhold payment of a small portion of the contract price until contract completion. Contract liabilities include advance payments and billings in excess of revenue recognized, including deferred revenue associated with extended product warranties. Contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period. The increase in contract assets and contract liabilities in the quarter ended September 27, 2019 was primarily due to contract assets and liabilities acquired in connection with the L3Harris Merger. Changes in contract assets and contract liabilities balances during the quarter ended September 27, 2019 were not materially impacted by any factors other than those described above.
Contract assets and contract liabilities are summarized below:

	September 27, 2019	June 28, 2019

	(In millions)
Contract assets	$2,625	$807
Contract liabilities, current	(1,210)	(496)
Contract liabilities, non-current(1)	(80)	(42)
Net contract assets	$1,335	$269
_______________

(1)	The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet (Unaudited).
The components of contract assets are summarized below:

	September 27, 2019	June 28, 2019

	(In millions)
Unbilled contract receivables, gross	$3,969	$916
Progress payments and advances	(1,344)	(109)
	$2,625	$807

Impairment losses related to our contract assets were not material during the quarter ended September 27, 2019 and September 28, 2018. For the quarter ended September 27, 2019, we recognized revenue of $0.6 billion related to contract liabilities that were outstanding at June 28, 2019. For the quarter ended September 28, 2018, we recognized revenue of $0.2 billion related to contract liabilities that were outstanding at June 29, 2018.
Note I — Inventories
Inventories are summarized below:

	September 27, 2019	June 28, 2019

	(In millions)
Finished products	$273	$77
Work in process	430	90
Raw materials and supplies	636	193
	$1,339	$360

Inventories at September 27, 2019 included engineering, selling and administrative costs of $39 million. Engineering, selling and administrative costs included in inventories at June 28, 2019 were not material. Inventories acquired in connection with the L3Harris Merger included $40 million of engineering, selling and administrative costs.

Note J — Property, Plant and Equipment
Property, plant and equipment are summarized below:

	September 27, 2019	June 28, 2019

	(In millions)
Land	$71	$40
Software capitalized for internal use	326	187
Buildings	1,019	631
Machinery and equipment	2,120	1,429
	3,536	2,287
Less accumulated depreciation and amortization	(1,463)	(1,393)
	$2,073	$894

Depreciation and amortization expense related to property, plant and equipment was $79 million and $35 million for the quarters ended September 27, 2019 and September 28, 2018, respectively.
Note K — Goodwill and Other Intangible Assets
Goodwill. As discussed in Note X — Business Segment Information in these Notes, after the completion of the L3Harris Merger, we adjusted our segment reporting to reflect our new organizational structure effective for the quarter ended September 27, 2019. Because our accounting for the L3Harris Merger is still preliminary, we assigned goodwill acquired on a provisional basis. Immediately before and after our goodwill assignments, we completed an assessment of any potential goodwill impairment under our former and new segment reporting structure and determined that no impairment existed.
The assignment of goodwill by business segment, and changes in the carrying amount of goodwill for the quarter ended September 27, 2019, were as follows:

	Integrated Mission Systems	Space and Airborne Systems	Communication Systems	Aviation Systems	Total

	(In millions)
Balance at June 28, 2019	$63	$3,707	$924	$646	$5,340
Goodwill acquired	6,297	1,320	2,475	5,331	15,423
Currency translation adjustments	—	(3)	—	(11)	(14)
Balance at September 27, 2019	$6,360	$5,024	$3,399	$5,966	$20,749

Identifiable Intangible Assets. The most significant identifiable intangible asset that is separately recognized for our business combinations is customer relationships. Our customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows (including cash flows for working capital) arising from the follow-on sales expected from the customer relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory assets charge, all of which is discounted to present value. Our indefinite-lived intangible assets include in-process research and development (“IPR&D”).

The table below presents information for our identifiable intangible assets that are subject to amortization and indefinite-lived intangible assets.

	September 27, 2019			June 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer relationships	$5,314	$518	$4,796	$1,203	$419	$784
Developed technologies	837	159	678	206	136	70
Trade names	204	30	174	42	26	16
Other	5	3	2	2	2	—
Total intangible assets subject to amortization	6,360	710	5,650	1,453	583	870
IPR&D	63	—	63	—	—	—
L3 trade name	1,803	—	1,803	—	—	—
Total intangibles assets	$8,226	$710	$7,516	$1,453	$583	$870

For the quarter ended September 27, 2019, amortization expense related to intangible assets was $125 million and primarily related to the L3Harris Merger. For the quarter ended September 28, 2018, amortization expense related to intangible assets was $29 million and primarily related to our acquisition of Exelis Inc.

Future estimated amortization expense for intangible assets is as follows:

(In millions)
Year 1	$575
Year 2	586
Year 3	553
Year 4	522
Year 5	490
Thereafter	2,924
Total	$5,650

Note L — Accrued Warranties
Our liability for standard product warranties is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Changes in our liability for standard product warranties during the quarter ended September 27, 2019 were as follows:

(In millions)
Balance at June 28, 2019	$25
Acquisitions during the period	83
Accruals for product warranties issued during the period	16
Settlements made during the period	(14)
Other, including foreign currency translation adjustments	(1)
Balance at September 27, 2019	$109

Note M — Debt
Long-term debt is summarized below:

	September 27, 2019	June 28, 2019

	(In millions)
Variable-rate debt:
Floating rate notes, due April 30, 2020	$250	$250
Total variable-rate debt	250	250
Fixed-rate debt:
2.7% notes, due April 27, 2020	400	400
4.95% notes, due February 15, 2021	650	—
3.85% notes, due June 15, 2023	800	—
3.95% notes, due May 28, 2024	350	—
3.832% notes, due April 27, 2025	600	600
7.0% debentures, due January 15, 2026	100	100
3.85% notes, due December 15, 2026	550	—
6.35% debentures, due February 1, 2028	26	26
4.40% notes, due June 15, 2028	1,850	850
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
Other	50	17
Total fixed-rate debt	6,576	3,193
Total debt	6,826	3,443
Plus: unamortized bond premium	163	—
Less: unamortized discounts and issuance costs	(26)	(24)
Total debt, net	6,963	3,419
Less: current portion of long-term debt, net	(656)	(656)
Total long-term debt, net	$6,307	$2,763
The potential maturities of long-term debt, including the current portion, for the five years following the quarter ended September 27, 2019 and, in total, thereafter are: $656 million in the next twelve months, $656 million in year two; $6 million in year three; $806 million in year four; $355 million in year five; and $4,347 million thereafter.
As part of our purchase accounting for the L3Harris Merger, the L3 Notes (defined below) were recorded at fair value ($3.52 billion on a combined basis, representing a premium of $171 million). This premium will be amortized to interest expense over the lives of the related New L3Harris Notes (defined below) and such amortization is reflected as a reduction of interest expense in our Condensed Consolidated Statement of Income (Unaudited).
For additional information on our long-term debt, see Note 13: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal 2019 Form 10-K.

Debt Exchange. In connection with the L3Harris Merger, on July 2, 2019 we settled our previously announced debt exchange offers in which eligible holders of L3 senior notes (“L3 Notes”) could exchange such outstanding notes for (1) up to $3.35 billion aggregate principal amount of new notes issued by L3Harris (“New L3Harris Notes”) and (2) one dollar in cash for each $1,000 of principal amount. Each series of the New L3Harris Notes issued has an interest rate and maturity date that is identical to the L3 Notes.

	Aggregate Principal Amount of L3 Notes (prior to debt exchange)	Aggregate Principal Amount of New L3Harris Notes Issued	Aggregate Principal Amount of Remaining L3 Notes

	(In millions)
4.95% notes due February 15, 2021 (“4.95% 2021 Notes”)	$650	$501	$149
3.85% notes due June 15, 2023 (“3.85% 2023 Notes”)	800	741	59
3.95% notes due May 28, 2024 (“3.95% 2024 Notes”)	350	326	24
3.85% notes due December 15, 2026 (“3.85% 2026 Notes”)	550	535	15
4.40% notes due June 15, 2028 (“4.40% 2028 Notes”)	1,000	918	82
Total	$3,350	$3,021	$329

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
The New L3Harris Notes are redeemable in whole or in part at any time or in part from time to time, at our option, until three months prior to the maturity date, in the case of the 4.95% 2021 Notes, 3.95% 2024 Notes, 3.85% 2026 Notes and 4.40% 2028 Notes, and until one month prior to the maturity date, in the case of the 3.85% 2023 Notes, at a redemption price equal to the greater of 100 percent of the principal amount of the notes to be redeemed or the sum of the present values of the principal amount and the remaining scheduled payments of interest on the notes to be redeemed, discounted from the scheduled payment dates to the date of redemption at the “treasury rate” as defined in the note, plus 20 basis points, in the case of the 3.85% 2023 Notes and 3.95% 2024 Notes, or 25 basis points, in the case of the 4.95% 2021 Notes, 3.85% 2026 Notes and 4.40% 2028 Notes, plus, in each case, accrued and unpaid interest due at the date of redemption.
In connection with the issuance of the New L3Harris Notes, we entered into a registration rights agreement, dated July 2, 2019, with BofA Securities, Inc. and Morgan Stanley & Co. LLC, pursuant to which we agreed to use commercially reasonable efforts to complete one or more registered exchange offers for the New L3Harris Notes within 365 days after July 2, 2019. If a registered exchange offer is not consummated within the alloted time, we are required to pay special additional interest, in an amount equal to 0.25% per annum of the principal amount of the New L3Harris Notes, for the first 90 days following the day of default. Thereafter, the amount of special additional interest increases another 0.25% per year, up to a maximum of 0.50% per year, until the default is cured.
Following the settlement of the exchange offers, there was approximately $329 million of existing L3 Senior Notes outstanding, which remain the senior unsecured obligations of L3.

Note N — Postretirement Benefit Plans
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended September 27, 2019
	Pension	Other Benefits

	(In millions)
Net periodic benefit income
Service cost	$21	$1
Interest cost	76	2
Expected return on plan assets	(157)	(5)
Amortization of net actuarial gain	—	(1)
Net periodic benefit income	(60)	(3)
Effect of curtailments or settlements(1)	5	—
Total net periodic benefit income	$(55)	$(3)

_______________

(1)
During the quarter ended September 27, 2019, we recognized a $5 million settlement loss resulting from the full payout of the liabilities of a non-qualified benefit plan due to the change in control provisions.

	Quarter Ended September 27, 2018
	Pension	Other Benefits

	(In millions)
Net periodic benefit income
Service cost	$9	$—
Interest cost	52	2
Expected return on plan assets	(95)	(4)
Amortization of net actuarial gain	—	(2)
Total net periodic benefit income	$(34)	$(4)
The service cost component of net periodic benefit income is included in the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Condensed Consolidated Statement of Income (Unaudited). The non-service cost components of net periodic benefit income are included in the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited).
We contributed $327 million to our qualified defined benefit pension plans during the quarter ended September 27, 2019, including a $302 million voluntary contribution to our U.S. qualified defined benefit pension plans. We currently anticipate making no contributions to our U.S. qualified defined benefit pension plans and only minor contributions to our non-U.S. pension plans during the remainder of the Fiscal Transition Period.
See Note B — Business Combination in these Notes for information regarding postretirement benefit plan liabilities assumed in connection with the L3Harris Merger.

Note O — Income From Continuing Operations Per Share
The computations of income from continuing operations per common share are as follows (in this Note O, “Income from continuing operations” refers to income from continuing operations attributable to L3Harris common shareholders):

	Quarter Ended
	September 27, 2019	September 28, 2018

	(In millions, except per share amounts)
Income from continuing operations	$429	$216
Adjustments for participating securities outstanding	—	(1)
Income from continuing operations used in per basic and diluted common share calculations (A)	$429	$215

Basic weighted average common shares outstanding (B)	222.6	117.9
Impact of dilutive share-based awards	2.8	2.7
Diluted weighted average common shares outstanding (C)	225.4	120.6
Income from continuing operations per basic common share (A)/(B)	$1.93	$1.82
Income from continuing operations per diluted common share (A)/(C)	$1.90	$1.78

Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards. Income from continuing operations per diluted common share excludes the anti-dilutive impact of 470,983 and 160,167 weighted average share-based awards outstanding for the quarters ended September 27, 2019 and September 28, 2018, respectively.
Note P — Research and Development
Company-sponsored research and development costs are expensed as incurred. These costs were $149 million and $72 million for the quarters ended September 27, 2019 and September 28, 2018, respectively, and are included in the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited). Customer-sponsored research and development costs are incurred pursuant to contractual arrangements, principally U.S. Government-sponsored contracts requiring us to provide a product or service meeting certain defined performance or other specifications (such as designs), and are accounted for principally by the POC cost-to-cost revenue recognition method. Customer-sponsored research and development is included in our revenue and cost of product sales and services.
Note Q — Leases
As discussed in Note A — Significant Accounting Policies and Recent Accounting Standards in these Notes, effective June 29, 2019, we adopted ASC 842. Our operating and finance leases at September 27, 2019 were for real estate such as office space, warehouses, manufacturing, research and development facilities, tower space and land, and for equipment. Finance leases were not material at September 27, 2019 and are therefore not included in the disclosures below.
Operating lease cost was $45 million and other lease expenses, including short-term and equipment lease cost, variable lease cost and sublease income, were not material for the quarter ended September 27, 2019.
Supplemental operating lease balance sheet information at September 27, 2019 is presented in the table below:

(In millions)
Operating lease right-of-use assets	$934

Other accrued items	$129
Operating lease liabilities	831
Total operating lease liabilities	$960

The table below presents other supplemental lease information for the quarter ended September 27, 2019:

(In millions, except lease term and discount rate)
Cash paid for amounts included in the measurement of operating lease liabilities	$43
Right-of-use assets obtained in exchange for new operating lease liabilities	$14
Weighted average remaining lease term — operating leases (in years)	9.4
Weighted average discount rate — operating leases	3.3%

The table below presents future lease payments under non-cancelable operating leases as of September 27, 2019:

(In millions)
Quarter ended January 3, 2020	$49
Year 1	162
Year 2	135
Year 3	124
Year 4	104
Thereafter	548
Total future lease payments required	1,122
Less: imputed interest	162
Total	$960

As of September 27, 2019, we had $279 million of additional operating lease commitments for real estate facilities that have not yet commenced. These leases will commence in 2019 or 2020 with lease terms of 5 to 25 years.
As discussed in Note A — Significant Accounting Policies and Recent Accounting Standards in these Notes, we adopted ASC 842 using the optional transition method presenting prior period amounts and disclosures under ASC 840. The following represented future minimum lease payments for operating leases under ASC 840 at June 28, 2019:

(In millions)

Year 1	$68
Year 2	62
Year 3	47
Year 4	40
Year 5	32
Thereafter	64
Total minimum lease payments required	$313

Rent expense was $73 million for the fiscal year ended June 28, 2019.
Note R — Non-Operating Income
The components of non-operating income were as follows:

	Quarter Ended
	September 27, 2019	September 28, 2018
	(In millions)
Pension adjustment(1)	$80	$47
Other	(1)	—
	$79	$47
_______________

(1)
Pension adjustment recorded as "Non-operating income" in our Consolidated Consolidated Statement of Income (Unaudited) represents the non-service component of net periodic pension and postretirement benefit costs, which includes interest cost, expected return on plan assets, amortization of net actuarial gain and effect of curtailments or settlements.

Note S — Income Taxes
Effective Tax Rate
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 1.1 percent in the quarter ended September 27, 2019 compared with 16.0 percent in the quarter ended September 28, 2018. In the quarter ended September 27, 2019, our effective tax rate benefited from the favorable impact of excess tax benefits related to equity-based compensation, from the ability to utilize capital loss carryforwards with a full valuation allowance against capital gains generated from the Harris Night Vision business divestiture, and from the release of uncertain tax positions due to statute of limitations expirations. In the quarter ended September 28, 2018, our effective tax rate benefited from the tax rate reduction under the Tax Cuts and Jobs Act (the “Tax Act”), from the favorable impact of excess tax benefits related to equity-based compensation, and from several differences in GAAP and tax accounting related to investments.
Tax Uncertainties
A reconciliation of the beginning and ending amounts of unrecognized tax benefits for the quarter ended September 27, 2019 is as follows:

September 27, 2019
(In millions)
Balance at beginning of period	$204
Additions based on tax positions taken during the period	12
Additions based on tax positions taken during prior periods	11
Additions for tax positions related to acquired entities	169
Decreases based on tax positions taken during prior periods	—
Decreases from lapse in statutes of limitations	(12)
Balance at end of period	$384

As of September 27, 2019, we had $384 million of unrecognized tax benefits, of which $324 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We had accrued $29 million for the potential payment of interest and penalties as of September 27, 2019 (and this amount was not included in the $384 million of unrecognized tax benefits balance at September 27, 2019 shown above) and $29 million of this total could favorably impact future tax rates.
Note T — Fair Value Measurements
Fair value is defined as the price that would be received for an asset or the price that would be paid to transfer a liability in the principal market or most advantageous market in an orderly transaction between market participants at the measurement date. Entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:

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

The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at September 27, 2019 and June 28, 2019:

	September 27, 2019			June 28, 2019
	Total	Level 1	Level 2	Total	Level 1	Level 2

	(In millions)
Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$—	$—	$—	$38	$38	$—
Investments measured at NAV:
Equity and fixed income funds	26			61
Corporate-owned life insurance	28			28
Total investments measured at NAV	54			89
Total fair value of deferred compensation plan assets	$54	$—	$—	$127	$38	$—
Derivatives (foreign currency forward contracts)	4	—	4	—	—	—
Total assets measured at fair value	$58	$—	$4	$127	$38	$—

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$3	$3	$—	$25	$25	$—
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	56			132
Total fair value of deferred compensation plan liabilities	$59	$3	$—	$157	$25	$—
Derivatives (foreign currency forward contracts)	12	—	12	—	—	—
Derivatives (treasury lock contracts)	107	—	107	26	—	26
Total liabilities measured at fair value	$178	$3	$119	$183	$25	$26
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

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	September 27, 2019		June 28, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Long-term debt (including current portion)(1)	$6,963	$7,536	$3,419	$3,802
_______________

(1)
Fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

Note U — Derivative Instruments and Hedging Activities
In the normal course of business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates and changes in interest rates. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We also may enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. We recognize all derivatives in our Condensed Consolidated Balance Sheet (Unaudited) at fair value. We do not hold or issue derivatives for speculative trading purposes.

Exchange-Rate Risk — Fair Value Hedges
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
As of September 27, 2019, we had no outstanding foreign currency forward contracts to hedge balance sheet items. The net gain or losses on foreign currency forward contracts designated as fair value hedges were not material for the quarter ended September 27, 2019 or for the quarter ended September 28, 2018. In addition, no amounts were recognized in earnings for the quarter ended September 27, 2019 or for the quarter ended September 28, 2018 related to hedged firm commitments that no longer qualify as fair value hedges.
Exchange-Rate Risk — Cash Flow Hedges
To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are used to hedge currency exposures from cash flows anticipated across our business segments. We also hedge U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income. Gains and losses in accumulated other comprehensive income are reclassified to earnings when the related hedged item is recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Condensed Consolidated Statement of Cash Flows (Unaudited) as the cash flows of the related hedged items. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. At September 27, 2019, we had open foreign currency forward contracts with an aggregate notional amount of $401 million to hedge certain forecasted transactions in the Euro, British Pounds, Australian Dollars, Canadian Dollars, New Zealand Dollars and United Arab Emirates Dirhams.
At September 27, 2019, our foreign currency forward contracts had maturities through 2023.
The table below presents the fair values of our derivatives designated as foreign currency hedging instruments in our Condensed Consolidated Balance Sheet (Unaudited) as of September 27, 2019. As of June 28, 2019, we had no outstanding foreign currency forward contracts.

	September 27, 2019
	Other Current Assets	Other Non-Current Assets	Other Accrued Items	Other Long-Term Liabilities

	(In millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)	$3	$1	$6	$6
_______________

(1)	See Note T — Fair Value Measurements in these Notes for a description of the fair value hierarchy related to our foreign currency forward contracts.
For the quarter ended September 27, 2019, the net unrealized gain or loss recognized in other comprehensive income from foreign currency derivatives designated as cash flow hedges was a net loss of $4 million before income taxes. For the quarter ended September 28, 2018, the net unrealized gain or loss recognized in other comprehensive income from foreign currency derivatives designated as cash flow hedges was not material.
For the quarter ended September 27, 2019, we reclassified a $1 million pre-tax loss from “Accumulated other comprehensive income” into earnings from foreign currency derivatives designated as cash flow hedges upon discontinuance of cash flow hedge accounting as a result of forecasted transactions determined to be probable of not occurring. For the quarter ended September 28, 2018, the net gain or loss reclassified from “Accumulated other comprehensive income” into earnings from foreign currency derivatives designated as cash flow hedges was not material. These gains and losses are included in the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited).
At September 27, 2019, the estimated amount of existing losses to be reclassified into earnings within the next 12 months was $3 million before income taxes.

Interest-Rate Risk — Cash Flow Hedges
At September 27, 2019, we had three open treasury lock agreements with third-party financial institution counterparties (“treasury locks”) with a total notional amount of $1.05 billion that were classified as cash flow hedges, including two open treasury lock agreements with a combined notional amount of $650 million that were assumed in connection with the L3Harris Merger (“L3 treasury locks”).
These treasury locks were initiated in January 2019 to hedge against fluctuations in interest payments due to changes in the benchmark interest rate (10-year U.S. Treasury rate) associated with the anticipated issuance of long-term fixed-rate notes (“New Notes”) to redeem or repay at maturity the entire $400 million outstanding principal amount of our 2.7% Notes due April 27, 2020 (“2020 Notes”) and the entire $650 million outstanding principal amount of our 4.95% Notes due February 15, 2021 (“2021 Notes”).
We designated these treasury locks as cash flow hedges against fluctuations in interest payments on the New Notes due to changes in the benchmark interest rate prior to issuance, which we expect to occur before the date of maturity of the 2020 Notes and 2021 Notes. If the benchmark interest rate increases during the period of the agreement, the treasury locks position will become an asset and we will receive a cash payment from the counterparty when we terminate the treasury locks upon issuance of the New Notes. Conversely, if the benchmark interest rate decreases, the treasury locks position will become a liability and we will make a cash payment to the counterparty when we terminate the treasury locks upon issuance of the New Notes. The fair value of the treasury locks is measured using a pricing model that utilizes observable market data such as the benchmark interest rate. See Note T — Fair Value Measurements in these Notes for additional information.
At September 27, 2019, the aggregate fair value of these treasury locks was a liability of $107 million, which was recorded in the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). The unrealized after-tax loss associated with these treasury locks included in the “Accumulated other comprehensive loss” line item in our Condensed Consolidated Balance Sheet (Unaudited) was $54 million and $20 million at September 29, 2019 and June 28, 2019, respectively. We recognized a $35 million liability for the L3 treasury locks as part of our purchase accounting for the L3Harris Merger. The net gains or losses from cash flow hedges recognized in earnings or recorded in other comprehensive income were not material for the quarters ended September 27, 2019 and September 28, 2018.
Note V — Changes in Estimates
Contract Estimates
Under the POC cost-to-cost method of revenue recognition, a single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. Recognition of profit on a contract requires estimates of the total cost at completion and transaction price and the measurement of progress towards completion. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Factors that must be considered in estimating the total transaction price include contractual cost or performance incentives (such as incentive fees, award fees and penalties) and other forms of variable consideration as well as our historical experience and expectation for performance on the contract. At the outset of each contract, we gauge the complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, as the contract progresses, our estimates of total transaction price may increase or decrease if, for example, we receive award fees that are higher or lower than expected. When adjustments in estimated total costs at completion or in estimated total transaction price are determined, the related impact on operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident.
Net EAC adjustments resulting from changes in estimates increased our operating income by $62 million ($46 million after-tax or $.20 per diluted share) and decreased our operating income by $3 million ($2 million after-tax or $.02 per diluted share) for the quarters ended September 27, 2019 and September 28, 2018, respectively. Revenue recognized from performance obligations satisfied in prior periods was $73 million and $7 million for the quarters ended September 27, 2019 and September 28, 2018, respectively.
Note W — Backlog
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
At September 27, 2019, our backlog was $20.3 billion. We expect to recognize approximately half of the revenue associated with this backlog within the next twelve months and the substantial majority of the revenue associated with this backlog within the next 3 years.
Note X — Business Segment Information
During the quarter ended September 27, 2019, we adjusted our segment reporting to reflect our new organizational structure announced July 1, 2019. We structure our operations primarily around the products and services we sell and the markets we serve, and commencing with the the quarter ended September 27, 2019, we report the financial results of our operations in the following four operating segments, which are also our reportable segments and are referred to as our business segments:

•	Integrated Mission Systems, including ISR; advanced electro-optical and infrared solutions; and maritime power and navigation;

•	Space and Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber defense; avionics; and electronic warfare;

•	Communication Systems, including tactical communications; broadband communications; night vision; and public safety; and

•	Aviation Systems, including defense aviation products; security, detection and other commercial aviation products; air traffic management; and commercial and military pilot training.
The historical results, discussion and presentation of our business segments as set forth in this Report reflect the impact of these adjustments for all periods presented. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these adjustments.
The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in our Notes to Consolidated Financial Statements in our Fiscal 2019 Form 10-K. We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes, including pension income and excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment may recognize a profit that is eliminated. The “Corporate eliminations” line item in the table below represents the elimination of intersegment sales. Corporate expenses are allocated to our operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. The “Pension adjustment” line item in the table below represents the reconciliation of the non-service components of net periodic pension and postretirement benefit costs, which are a component of segment operating income but are included in the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited). The non-service components of net periodic pension and postretirement benefit costs include interest cost, expected return on plan assets and amortization of net actuarial gain or loss.

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Quarter Ended
	September 27, 2019	September 28, 2018

	(In millions)
Revenue
Integrated Mission Systems	$1,303	$12
Space and Airborne Systems	1,162	840
Communication Systems	1,032	480
Aviation Systems	948	172
Other non-reportable business segments(1)	23	39
Corporate eliminations	(37)	(1)
	$4,431	$1,542
Income From Continuing Operations Before Income Taxes
Segment Operating Income:
Integrated Mission Systems	$180	$2
Space and Airborne Systems	226	156
Communication Systems	234	137
Aviation Systems	127	24
Other business activities and non-reportable business segments(2)	(93)	6
Merger, acquisition and divestiture-related expenses and losses	(281)	—
Amortization of acquisition-related intangibles(3)	(123)	(25)
Gain on sale of business	229	—
Pension adjustment	(80)	(47)
Non-operating income	79	47
Net interest expense	(58)	(43)
	$440	$257
_______________

(1)	Includes Harris Night Vision business revenues prior to the date of divestiture on September 13, 2019. See Note C — Business Divestitures and Asset Sales in these Notes for more information.

(2)
Includes $92 million of additional cost of sales related to the fair value step-up in inventory sold (see Note C — Business Divestitures and Asset Sales and Note B — Business Combination in these Notes for more information), a $12 million gain on the sale of an asset group and a $12 million non-cash cumulative adjustment to lease expense for the quarter ended September 27, 2019.

(3)
Includes $25 million of amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis Inc. for the quarters ended September 27, 2019 and September 28, 2018 and $98 million of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger. for the quarter ended September 27, 2019. Because the acquisition of Exelis Inc. and the L3Harris Merger benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired was not allocated to any segment.

Disaggregation of Revenue
Integrated Mission Systems: Integrated Mission Systems revenue is primarily derived from U.S. Government development and production contracts and is generally recognized over time using the POC cost-to-cost revenue recognition method. We disaggregate Integrated Mission Systems revenue by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of Integrated Mission Systems revenue and cash flows are affected by economic factors:

	Quarter Ended
	September 27, 2019	September 28, 2018

	(In millions)
Revenue By Customer Relationship
Prime contractor	$890	$6
Subcontractor	413	6
	$1,303	$12
Revenue By Contract Type
Fixed-price(1)	$1,021	$12
Cost-reimbursable	282	—
	$1,303	$12
Revenue By Geographical Region
United States	$1,074	$9
International	229	3
	$1,303	$12
_______________
(1) Includes revenue derived from time-and-materials contracts.
Space and Airborne Systems: Space and Airborne Systems revenue is primarily derived from U.S. Government development and production contracts and is generally recognized over time using the POC cost-to-cost revenue recognition method. We disaggregate Space and Airborne Systems revenue by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of Space and Airborne Systems revenue and cash flows are affected by economic factors:

	Quarter Ended
	September 27, 2019	September 28, 2018

	(In millions)
Revenue By Customer Relationship
Prime contractor	$697	$510
Subcontractor	465	330
	$1,162	$840
Revenue By Contract Type
Fixed-price(1)	$691	$473
Cost-reimbursable	471	367
	$1,162	$840
Revenue By Geographical Region
United States	$1,015	$714
International	147	126
	$1,162	$840
_______________
(1) Includes revenue derived from time-and-materials contracts.

Communication Systems: Communication Systems revenue is primarily derived from fixed-price contracts and is generally recognized at the point in time when products are received and accepted by the customer for standard products offered to multiple customers and over time for customer-specific products, systems and services. We disaggregate Communication Systems revenue by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of Communication Systems revenue and cash flows are affected by economic factors:

	Quarter Ended
	September 27, 2019	September 28, 2018

	(In millions)
Revenue By Customer Relationship(1)
Prime contractor	$679
Subcontractor	353
	$1,032
Revenue By Contract Type(1)
Fixed-price(2)	$875
Cost-reimbursable	157
	$1,032
Revenue by Geographical Region
United States	$721	$221
International	311	259
	$1,032	$480
______________
(1) Prior to the L3Harris Merger, Communication Systems did not recognize significant revenue for customer-specific products and systems, and currently, such customer arrangements primarily exist at operating businesses acquired in connection with the L3Harris Merger. The “Revenue by Customer Relationship” and “Revenue by Contract Type” disaggregation categories were added beginning in the quarter ended September 27, 2019 to best depict how the nature, amount, timing and uncertainty of revenue and cash flows from these types of customer arrangements are affected by economic factors.
(2) Includes revenue derived from time-and-materials contracts.
Aviation Systems: Aviation Systems revenue is primarily derived from fixed-price contracts and is generally recognized at the point in time when products are received and accepted by the customer for standard products offered to multiple customers and over time for customer-specific products, systems and services. We disaggregate Aviation Systems revenue by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of Aviation Systems revenue and cash flows are affected by economic factors:

	Quarter Ended
	September 27, 2019	September 28, 2018

	(In millions)
Revenue By Customer Relationship
Prime contractor	$584	$168
Subcontractor	364	4
	$948	$172
Revenue By Contract Type
Fixed-price(1)	$784	$152
Cost-reimbursable	164	20
	$948	$172
Revenue By Geographical Region
United States	$724	$162
International	224	10
	$948	$172
______________
(1) Includes revenue derived from time-and-materials contracts.

Total assets by business segment are summarized below:

	September 27, 2019	June 28, 2019

	(In millions)
Total Assets
Integrated Mission Systems	$8,666	$87
Space and Airborne Systems	6,767	5,027
Communication Systems	5,145	1,683
Aviation Systems	8,723	1,036
Corporate(1)	9,646	2,284
	$38,947	$10,117
_______________

(1)
Identifiable intangible assets acquired in connection with our acquisition of Exelis Inc. in fiscal 2015 and the L3Harris Merger in the quarter ended September 27, 2019 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Identifiable intangible asset balances recorded as Corporate assets were approximately $7.5 billion and $869 million at September 27, 2019 and June 28, 2019, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, as well as any assets and liabilities from discontinued operations and divestitures. See Note C — Business Divestitures and Asset Sales in these Notes for additional information.

Note Y — Legal Proceedings and Contingencies
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At September 27, 2019, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at September 27, 2019 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice (the “DOJ”), Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis Inc., of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis Inc., of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at September 27, 2019 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of L3Harris Technologies, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. (the Company) as of September 27, 2019, the related condensed consolidated statements of income, comprehensive income, cash flows and equity for the quarters ended September 27, 2019 and September 28, 2018, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of June 28, 2019, the related consolidated statements of income, comprehensive income, cash flows and equity for the year then ended, and the related notes and financial statement schedule (not presented herein); and in our report dated August 22, 2019, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 28, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
October 31, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Report (the “Notes”). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2019 Form 10-K. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
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

As described in more detail in Note A — Significant Accounting Policies and Recent Accounting Standards and in Note B — Business Combination in the Notes, we completed the L3Harris Merger on June 29, 2019, the day after Harris’ fiscal 2019 ended and the first day of the quarter ended September 27, 2019. As described in more detail in Note C — Business Divestitures and Asset Sales in the Notes, we completed the sale of the Harris Night Vision business on September 13, 2019 pursuant to a definitive agreement we entered as part of the regulatory process in connection with the L3Harris Merger.
As discussed in Note X — Business Segment Information in the Notes, we implemented a new organizational structure effective on June 29, 2019, which resulted in changes to our operating segments, which are also reportable segments and referred to as our business segments. The historical results, discussion and presentation of our business segments as set forth in this MD&A reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these changes.
As a result of these changes, we report the financial results of our operations in the following four business segments:

•	Integrated Mission Systems, including ISR; advanced electro-optical and infrared solutions; and maritime power and navigation;

•	Space and Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber defense; avionics; and electronic warfare;

•	Communication Systems, including tactical communications; broadband communications; night vision; and public safety; and

•	Aviation Systems, including defense aviation products; security, detection and other commercial aviation products; air traffic management; and commercial and military pilot training.
See Note X — Business Segment Information in the Notes for further information regarding our business segments, including how we define segment operating income or loss.
As described in more detail in Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes, commencing June 29, 2019, our fiscal year will end on the Friday nearest December 31, and the period commencing on June 29, 2019 will be the Fiscal Transition Period. We will file a transition report on Form 10-KT containing audited financial statements for the Fiscal Transition Period.

As described in more detail in Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes and in Note Q — Leases in the Notes, effective June 29, 2019 we adopted ASC 842, a new lease standard that supersedes existing lease guidance under GAAP. This standard requires, among other things, the recognition of right-of-use assets and lease liabilities on the balance sheet for most lease arrangements and disclosure of certain information about leasing arrangements.
Amounts contained in this Report may not always add to totals due to rounding.

RESULTS OF OPERATIONS
Because the L3Harris Merger occurred on June 29, 2019, the quarter ended September 27, 2019 reflects the results of the combined company, while the quarter ended September 28, 2018 reflects the results of only Harris operating businesses. Due to the significance of the L3 operating businesses included in the combined company results following the L3Harris Merger, the reported results for the quarters ended September 27, 2019 and September 28, 2018 generally are not comparable. Therefore, to assist with a discussion of the September 27, 2019 and September 28, 2018 consolidated results of operations on a more comparable basis, certain supplemental unaudited pro forma combined income statement information prepared in accordance with the requirements of Article 11 of Regulation S-X (referred to in this MD&A as “pro forma”) also is provided (see “Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information” below in this MD&A).

Highlights
Consolidated operating results for the quarter ended September 27, 2019, in each case compared with the quarter ended September 28, 2018 on both an “as reported” basis (reflecting the results of only Harris operating businesses for the prior period) and a “pro forma” basis (also reflecting the results of L3 operating businesses for the prior period), included:
Consolidated — as reported

•	Revenue increased 187 percent to $4.43 billion from $1.54 billion;

•	Gross margin increased 123 percent to $1,189 million from $532 million;

•	Income from continuing operations increased 101 percent to $435 million from $216 million; and

•	Income from continuing operations per diluted common share attributable to L3Harris Technologies, Inc. common shareholders increased 7 percent to $1.90 from $1.78.
Consolidated — pro forma

•	Revenue increased 10 percent to $4.43 billion from $4.02 billion;

•	Gross margin was comparable at $1.19 billion for both periods;

•	Income from continuing operations increased 17 percent to $435 million from $373 million; and

•	Income from continuing operations per diluted common share attributable to L3Harris Technologies, Inc. common shareholders increased to $1.90 from $1.63.

Consolidated Results of Operations

	Reported			Pro Forma
	Quarter Ended			Quarter Ended
	September 27, 2019	September 28, 2018	% Inc/(Dec)	September 27, 2019	September 28, 2018	% Inc/(Dec)

	(Dollars in millions, except per share amounts)
Revenue:
Integrated Mission Systems	$1,303	$12	*	$1,303	$1,187	10%
Space and Airborne Systems	1,162	840	38%	1,162	971	20%
Communication Systems	1,032	480	115%	1,032	933	11%
Aviation Systems	948	172	451%	948	953	(1)%
Other non-reportable business segments	23	39	(41)%	23	8	188%
Corporate eliminations	(37)	(1)	*	(37)	(34)	*
Total revenue	4,431	1,542	187%	4,431	4,018	10%
Cost of product sales and services	(3,242)	(1,010)	221%	(3,242)	(2,831)	15%
Gross margin	1,189	532	123%	1,189	1,187	—
% of total revenue	27%	35%		27%	30%
Engineering, selling and administrative expenses	(999)	(279)	258%	(999)	(750)	33%
% of total revenue	23%	18%		23%	19%
Gain (loss) on sales of businesses	229	—	*	229	(4)	*
Non-operating income	79	47	68%	79	52	52%
Net interest expense	(58)	(43)	35%	(58)	(68)	(15)%
Income from continuing operations before income taxes	440	257	71%	440	417	6%
Income taxes	(5)	(41)	(88)%	(5)	(44)	(89)%
Effective tax rate	1%	16%		1%	11%
Income from continuing operations	435	216	101%	435	373	17%
Noncontrolling interests, net of income taxes	(6)	—	*	(6)	(6)	—
Income from continuing operations attributable to L3Harris Technologies, Inc. common shareholders	$429	$216	99%	$429	$367	17%
% of total revenue	10%	14%		10%	9%
Income from continuing operations per diluted common share attributable to L3Harris Technologies, Inc. common shareholders	$1.90	$1.78	7%	$1.90	$1.63	17%
_______________
* Not meaningful

As Reported
Revenue
The increase in revenue for the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 was primarily due to the inclusion of $2.67 billion of revenue (net of intercompany sales eliminations) from L3 operations in operating results for the quarter ended September 27, 2019 and organic revenue growth in our Space and Airborne Systems and Communication Systems segments.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.

Gross Margin
The increase in gross margin for the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 was primarily due to the inclusion of L3 operations in operating results for the quarter ended September 27, 2019. The decrease in gross margin as a percentage of revenue (“gross margin percentage”) for the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 was primarily due to $92 million of additional cost of sales related to the fair value step-up in inventory sold and a mix of program revenue and product sales with relatively lower gross margin percentage in the quarter ended September 27, 2019.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
The increases in Engineering, Selling and Administrative (“ESA”) expenses and ESA expense as a percentage of total revenue (“ESA percentage”) for the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 were primarily due to the inclusion of L3 operations in operating results and $281 million of charges for integration, restructuring and other costs associated with the L3Harris Merger in the quarter ended September 27, 2019. ESA expenses for the quarter ended September 27, 2019 also included a $12 million gain on sale of a product line, offset by a $12 million non-cash cumulative adjustment to lease expense.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Gain (loss) on Sales of Businesses
The increase in gain (loss) on sales of businesses for the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 was due to a $229 million pre-tax gain on the sale of the Harris Night Vision business, which was completed on September 13, 2019.
See Note C — Business Divestitures and Asset Sales in the Notes for further information.
Non-Operating Income
The increase in non-operating income in the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 was primarily due to an increase in the non-service cost components of pension and other postretirement benefit plan income, reflecting the inclusion in pension and other postretirement benefit plan income of benefit plans assumed in connection with the L3Harris Merger.
See Note R — Non-Operating Income and Note N — Postretirement Benefit Plans in the Notes for further information.
Net Interest Expense
The increase in net interest expense in the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 was primarily due to higher average debt levels as a result of the assumption of $3.5 billion of debt in connection with the L3Harris Merger. See Note M — Debt in the Notes and Note 13: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal 2019 Form 10-K for further information.
Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 1.1 percent for the quarter ended September 27, 2019 compared with 16.0 percent for the quarter ended September 28, 2018. Our effective tax rate for the quarter ended September 27, 2019 benefited from the favorable impact of excess tax benefits related to equity-based compensation, the ability to utilize capital loss carryforwards with a full valuation allowance against capital gains generated from the Harris Night Vision business divestiture, and the release of reserves for uncertain tax positions due to statute of limitations expirations. Our effective tax rate for the quarter ended September 28, 2018 benefited from the tax rate reduction under the Tax Act, the favorable impact of excess tax benefits related to equity-based compensation, and from several differences in GAAP and tax accounting related to investments.
Income From Continuing Operations
The increase in income from continuing operations for the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 was primarily due to the combined effects of the reasons noted above in this “As Reported” discussion regarding the quarters ended September 27, 2019 and September 28, 2018.

Income From Continuing Operations Per Diluted Common Share Attributable to L3Harris Technologies, Inc. Common Shareholders
The increase in income from continuing operations per diluted common share attributable to L3Harris Technologies, Inc. common shareholders for the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 was primarily due to higher income from continuing operations, as discussed above, partially offset by an increase in our diluted weighted average common shares outstanding as a result of approximately 104 million shares issued in connection with L3Harris Merger.
See “Common Stock Repurchases” below in this MD&A for information regarding our new share repurchase program.

Pro Forma
Revenue
The increase in revenue for the quarter ended September 27, 2019 compared with pro forma revenue for the quarter ended September 28, 2018 was primarily due to higher revenue in our Space and Airborne Systems segment, reflecting growth in the Avionics and Space businesses, and higher revenue in our Integrated Mission Systems and Communication Systems segments.
Gross Margin
The slight increase in gross margin and decrease in gross margin percentage for the quarter ended September 27, 2019 compared with the pro forma gross margin and pro forma gross margin percentage for the quarter ended September 28, 2018 were primarily due to $92 million of additional cost of sales related to the fair value step-up in inventory sold in the quarter ended September 27, 2019, partially offset by higher volume and strong operational performance.
Engineering, Selling and Administrative Expenses
The increases in ESA expenses and ESA percentage for the quarter ended September 27, 2019 compared with pro forma ESA expense and pro forma ESA percentage for the quarter ended September 28, 2018 were primarily due to $281 million of charges for integration, restructuring and other costs associated with the L3Harris Merger in the quarter ended September 27, 2019, partially offset by integration savings.
Gain (loss) on Sales of Businesses
The increase in gain (loss) on sales of businesses for the quarter ended September 27, 2019 compared with pro forma gain (loss) on sales of businesses for the quarter ended September 28, 2018 was due to a $229 million pre-tax gain on the sale of the Harris Night Vision business, which was completed on September 13, 2019.
See Note C — Business Divestitures and Asset Sales in the Notes for further information.
Non-Operating Income
The increase in non-operating income for the quarter ended September 27, 2019 compared with pro forma non-operating income for the quarter ended September 28, 2018 was primarily due to a $21 million debt extinguishment loss recognized by L3 in the quarter ended September 28, 2018.
Net Interest Expense
The decrease in net interest expense for the quarter ended September 27, 2019 compared with pro forma net interest expense for the quarter ended September 28, 2018 was primarily due to lower average debt levels as a result of the repayment at maturity of the entire outstanding $300 million aggregate principal amount of our Floating Rate Notes due February 27, 2019. See Note 13: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal 2019 Form 10-K for further information.
Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 1.1 percent for the quarter ended September 27, 2019 compared with a 10.6 percent pro forma effective tax rate for the quarter ended September 28, 2018. Our effective tax rate for the quarter ended September 27, 2019 benefited from the favorable impact of excess tax benefits related to equity-based compensation, the ability to utilize capital loss carryforwards with a full valuation allowance against capital gains generated from the Harris Night Vision business divestiture, and the release of reserves for uncertain tax positions due to statute of limitations expirations. See “Supplemental Unaudited Pro Forma combined Income Statement Information” below in this MD&A for information regarding our pro forma effective tax rate for the quarter ended September 28, 2018.

Income From Continuing Operations
The increase in income from continuing operations for the quarter ended September 27, 2019 compared with pro forma income from continuing operations for the quarter ended September 28, 2018 was primarily due to the combined effects of the reasons noted above in this “Pro Forma” discussion regarding the quarters ended September 27, 2019 and September 28, 2018.
Income From Continuing Operations Per Diluted Common Share Attributable to L3Harris Common Shareholders
The increase in income from continuing operations per diluted common share attributable to L3Harris common shareholders for the quarter ended September 27, 2019 compared with pro forma income from continuing operations per diluted common share for the quarter ended September 28, 2018 was primarily due to higher income from continuing operations, as discussed above.

Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information
The following supplemental unaudited pro forma condensed combined income statement information prepared in accordance with the requirements of Article 11 of Regulation S-X provides further information supporting the preparation of the supplemental unaudited pro forma condensed combined financial information for the quarter ended September 28, 2018 provided above in the “Consolidated Results of Operations” discussion in this MD&A and has been prepared to give effect to the L3Harris Merger under the acquisition method of accounting. It combines the historical results of operations of Harris and L3 and reflects the L3Harris Merger as if it closed on June 30, 2018, the first day of Harris’ fiscal 2019, and gives effect to pro forma events that are (a) directly attributable to the L3Harris Merger, (b) factually supportable and (c) expected to have a continuing impact on our results of operations. The adjustments include adjustments to reflect the sale of the Harris Night Vision business, which is directly attributable to the L3Harris Merger, but do not include any adjustments for the use of proceeds from such sale, because the use is not directly attributable to the L3Harris Merger. The pro forma condensed combined income statement information is provided for informational and supplemental purposes only, and does not purport to indicate what L3Harris’ results of operations would have been, or L3Harris’ future results of operations, had the L3Harris Merger actually occurred on June 30, 2018. The supplemental unaudited pro forma condensed combined income statement information should be read in conjunction with other sections of this MD&A, our Condensed Consolidated Financial Statements (Unaudited) and the Notes appearing elsewhere in this Report.

Unaudited Pro Forma Condensed Combined Statement of Income
For the quarter ended September 28, 2018
	Historical Harris	Historical L3	Pro Forma Adjustments	Note References	Pro Forma Combined

	(In millions, except per share amounts)
Revenue from product sales and services	$1,542	$2,519	$(4)	a	$4,018
			(39)	b
Cost of product sales and services	(1,010)	(1,842)	4	a	(2,831)
			27	b
			(10)	c
Engineering, selling and administrative expenses	(279)	(396)	2	d	(750)
			6	b
			(78)	c
			(2)	e
			2	f
			(5)	j
Loss on sale of businesses	—	—	(4)	j	(4)
Loss on sale of Crestview Aerospace and TCS businesses	—	(4)	4	j	—
Merger, acquisition and divestiture related expenses	—	(5)	5	j	—
Non-operating income	47	—	16	g	52
			(11)	j
Interest and other income, net	—	15	(15)	j	—
Debt retirement charge	—	(21)	21	j	—
Interest income	1	—	5	j	6
Interest expense	(44)	(40)	1	h	(74)
			9	i
Income from continuing operations before income taxes	257	226	(66)		417
Income taxes	(41)	(18)	15	k	(44)
Income from continuing operations	216	208	(51)		373
Income from continuing operations attributable to noncontrolling interests	—	(6)	—		(6)
Income from continuing operations attributable to common shareholders	$216	$202	$(51)		$367

Income from continuing operations per basic common share attributable to common shareholders	$1.82				$1.65
Income from continuing operations per diluted common share attributable to common shareholders	$1.78				$1.63
Basic weighted average common shares outstanding	117.9		104.1	l	222.0
Diluted weighted average common shares outstanding	120.6		104.6	l	225.2

Notes:

a.	Reflects the elimination of intercompany balances and transactions between L3 and Harris.

b.	Reflects the sale of the Harris Night Vision business.

c.
Reflects the net increase in amortization expense related to the fair value of acquired finite-lived identifiable intangible assets and the elimination of historical amortization expense recognized by L3 for the quarter ended September 28, 2018. Assumptions and details are as follows:

	Weighted Average Amortization Period	Fair Value	Quarter ended September 28, 2018

	(In years)	(In millions)
Identifiable Intangible Assets Acquired:
Customer relationships (Government)	15	$3,549	$70
Customer relationships (Commercial)	16	561	4
Trade names — Divisions	10	162	4
Adjustment to engineering, selling and administrative expenses			78
Developed technology	8	630	20
Less: L3 historical amortization			(10)
Adjustment to cost of product sales and services			10
Total net adjustment to amortization expense			$88

d.
Represents elimination of $2 million accrual of transaction costs at September 28, 2018, which were included in merger, acquisition and divestiture related expenses in L3’s historical statement of operations for the quarter ended September 28, 2018.

e.
In connection with the L3Harris Merger, on October 12, 2018, each company entered into a letter agreement with its chief executive officer, to outline the terms of each such person’s role and compensation arrangements following the merger. Amounts shown reflect the increase in compensation expense as a result of these modified arrangements.

f.	Reflects the impact of change-in-control payments under certain post-retirement and share-based and deferred compensation arrangements.

g.	Reflects the elimination of amortization of net actuarial losses from accumulated comprehensive loss related to L3's postretirement benefit plans as part of purchase accounting.

h.	Reflects the elimination of amortization of deferred debt issuance costs as part of purchase accounting.

i.	Reflects amortization of the increase to L3’s long-term debt based on a $172 million fair value adjustment.

j.	Certain amounts from L3’s historical statement of operations data were reclassified to conform their presentation to that of Harris. These reclassifications include:

1.	Merger, acquisition and divestiture related expenses of $5 million for the quarter ended September 28, 2018 were reclassified to engineering, selling and administrative expenses.

2.	Loss on sale of the Crestview Aerospace and TCS businesses of $4 million for the quarter ended September 28, 2018 was reclassified to loss on sale of businesses.

3.
Interest and other income, net of $15 million, of which $5 million was reclassified to interest income and $10 million was reclassified to non-operating income for the quarter ended September 28, 2018.

4.	Debt retirement charges of $21 million for the quarter ended September 28, 2018 was reclassified to non-operating income

k.
Represents the income tax impact of the pro forma adjustments, using the blended worldwide tax rates for L3, in the case of pro forma adjustments to L3’s historical results, and the federal and state statutory tax rates for Harris, in the case of pro forma adjustments to Harris’ historical results. As a result, the combined statutory tax rate used to tax-effect the pro forma adjustments was approximately 23 percent for the quarter ended September 28, 2018. These tax rates do not represent the combined company’s effective tax rate, which will include other tax charges and benefits, and does not take into account any historical or possible future tax events that may impact the combined company following the consummation of the L3Harris Merger.

l.
Increase in common stock due to shares of L3Harris common stock issued for L3 common stock, L3 restricted stock units and L3 performance stock units. Diluted shares also include the dilutive impact of L3Harris stock options issued for L3 stock options calculated using the treasury stock method.

Discussion of Business Segment Results of Operations
Integrated Mission Systems

	Quarter Ended
	September 27, 2019	September 28, 2018	% Inc/(Dec)

	(Dollars in millions)
Revenue	$1,303	$12	*
Segment operating income	$180	$2	*
% of revenue	14%	17%
__________
*Not meaningful
The changes in segment revenue, operating income and operating income as a percentage of revenue (“operating margin percentage”) in the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 were primarily due to the inclusion of L3 operations in segment operating results as a result of the L3Harris Merger during the quarter ended September 27, 2019. Because the Integrated Mission Systems segment is almost entirely comprised of L3 businesses, comparison to prior year segment operating metrics is not meaningful. In the quarter ended September 27, 2019, segment revenue benefited from growth in ISR missionization and increased demand from the U.S. Government for Wescam turret systems.
Space and Airborne Systems

	Quarter Ended
	September 27, 2019	September 28, 2018	% Inc/(Dec)

	(Dollars in millions)
Revenue	$1,162	$840	38%
Segment operating income	$226	$156	45%
% of revenue	19%	19%
The changes in segment revenue and operating income in the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 were primarily due to the inclusion of L3 operations in segment operating results as a result of the L3Harris Merger during the quarter ended September 27, 2019 and revenue growth in the Avionics and Space businesses.
Segment operating margin percentage in the quarter ended September 27, 2019 was comparable with the quarter ended September 28, 2018 reflecting integration savings, offset by a mix of program revenue and product sales with relatively lower operating margin percentage.
Communication Systems

	Quarter Ended
	September 27, 2019	September 28, 2018	% Inc/(Dec)

	(Dollars in millions)
Revenue	$1,032	$480	115%
Segment operating income	$234	$137	71%
% of revenue	23%	29%
The changes in segment revenue and operating income in the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 were primarily due to the inclusion of L3 operations in segment operating results as a result of the L3Harris Merger during the quarter ended September 27, 2019, $66 million of higher revenue in Tactical Communications, reflecting increased U.S. DoD modernization and European demand, and $16 million of higher revenue in the Public Safety business.
The decrease in segment operating margin percentage in the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 was primarily due to a mix of program revenue and product sales with relatively lower operating margin percentage, partially offset by strong operational performance.

Aviation Systems

	Quarter Ended
	September 27, 2019	September 28, 2018	% Inc/(Dec)

	(Dollars in millions)
Revenue	$948	$172	*
Segment operating income	$127	$24	*
% of revenue	13%	14%
__________
*Not meaningful
The changes in segment revenue and operating income in the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 were primarily due to the inclusion of L3 operations in segment operating results as a result of the L3Harris Merger during the quarter ended September 27, 2019. Because the Aviation Systems segment is primarily comprised of L3 businesses, comparison to certain prior year segment operating metrics is not meaningful. In the quarter ended September 27, 2019, segment revenue also reflected increased demand for fuzing and ordnance products in Defense Aviation Products, offset by a decline in comparative revenue in Commercial Training Solutions and the competitive loss of the U.S. Air Force C-17 contract.
The slight decrease in segment operating margin percentage in the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 was primarily due to a mix of program revenue and product sales with relatively lower operating margin percentage, partially offset by improved operational performance.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Quarter Ended
	September 27, 2019	September 28, 2018

	(In millions)
Net cash provided by operating activities	$81	$117
Net cash provided by (used in) investing activities	1,414	(31)
Net cash used in financing activities	(1,014)	(69)
Effect of exchange rate changes on cash and cash equivalents	(10)	—
Net increase in cash and cash equivalents	471	17
Cash and cash equivalents, beginning of period	530	288
Cash and cash equivalents, end of period	$1,001	$305
Cash and cash equivalents
The $471 million net increase in cash and cash equivalents from the end of fiscal 2019 to the end of the quarter ended September 27, 2019 was primarily due to:
•$1,132 million of net cash received from the L3Harris Merger;
•$346 million of net proceeds from the sale the Harris Night Vision business;
•$95 million of proceeds from exercises of employee stock options; and
•$81 million of net cash provided by operating activities; partially offset by
•$750 million used to repurchase shares of our common stock;
•$177 million used to pay cash dividends;
•$97 million of net repayments of borrowings; and
•$84 million used for net additions of property, plant and equipment.
The $17 million net increase in cash and cash equivalents from the end of fiscal 2018 to the end of the quarter ended September 28, 2018 was primarily due to:

•$216 million of net proceeds from borrowings (primarily under our commercial paper program); and
•$117 million of net cash provided by operating activities; partially offset by
•$200 million used to repurchase shares of our common stock;
•$82 million used to pay cash dividends; and
•$31 million used for net additions of property, plant and equipment.
At September 27, 2019, we had cash and cash equivalents of $1.0 billion, and we have a senior unsecured $2 billion revolving credit facility that expires in June 2024 (all of which was available to us as of September 27, 2019). Additionally, we had $7.0 billion of long-term debt outstanding at September 27, 2019, the majority of which was assumed in connection with the L3Harris Merger in the quarter ended September 27, 2019 or was incurred in connection with our acquisition of Exelis Inc. in fiscal 2015. Our $1.0 billion of cash and cash equivalents at September 27, 2019 included $233 million held by our foreign subsidiaries, of which $155 million was considered permanently reinvested. Determining the future tax cost of repatriating such funds to the U.S. is not practical at this time. However, we have no current plans to repatriate the funds.
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
We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next 12 months and the reasonably foreseeable future thereafter. Our total capital expenditures for the Fiscal Transition Period are expected to be approximately $190 million. We anticipate tax payments in the Fiscal Transition Period to be approximately equal to or marginally less than our tax expense for the same period, subject to adjustment for certain timing differences. Other than those cash outlays noted in “Contractual Obligations” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2019 Form 10-K and in the “Commercial Commitments and Contractual Obligations” section below in this MD&A (including repayment at maturity of the entire $400 million principal amount of our 2.700% Notes due April 27, 2020 and $250 million of our Floating Rate Notes due April 30, 2020), capital expenditures, dividend payments, repurchases under our share repurchase program, L3Harris Merger-related integration and other costs and cash payments to counterparties upon termination of yield-based treasury lock agreements (see Note U — Derivative Instruments and Hedging Activities in the Notes for additional information regarding derivative instruments), we do not anticipate any significant cash outlays during the the next 12 months.
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
Net cash provided by operating activities: The $36 million decrease in net cash provided by operating activities in the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 was primarily due to $302 million of cash used to make voluntary pension contributions, $319 million of cash used to fund L3Harris Merger integration and transaction cost payments, including restructuring and change-in-control payments under certain postretirement and deferred compensation plans, mostly offset by the inclusion of cash flows from L3 operations, earnings growth and a decrease in cash used to fund working capital.
Net cash used in investing activities: The $1.45 billion increase in net cash provided by investing activities in the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 was primarily due to $1.13 billion of net cash received from the L3Harris Merger and $346 million of net proceeds from the sale of the Harris Night Vision business, partially offset by a $53 million increase in cash used for net additions of property, plant and equipment.
Net cash used in financing activities: The $945 million increase in net cash used in financing activities in the quarter ended September 27, 2019 compared with the quarter ended September 28, 2018 was primarily due to a $550 million increase in cash used to repurchase shares of our common stock, $213 million less net proceeds from borrowings and $100 million more cash used for repayment of borrowings.

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
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015 further extended the interest rate stabilization provision of MAP-21 until 2020. We made a voluntary contributions of $302 million to our U.S. qualified defined benefit pension plans during the quarter ended September 27, 2019. As a result, we currently do not anticipate making any contributions to our U.S. qualified defined benefit pension plans and we anticipate making only minor contributions to our non-U.S. pension plans during the remainder of the Fiscal Transition Period.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $2.1 billion at September 27, 2019. See Note 14: “Pension and Other Postretirement Benefits” in the Notes to the Consolidated Financial Statements filed in our Fiscal 2019 Form 10-K and Note N — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the quarter ended September 27, 2019, we used $750 million to repurchase 3,582,500 shares of our common stock under our 2019 Repurchase Program (as defined below) at an average price per share of $209.40, including commissions of $.02 per share. During the quarter ended September 28, 2018, we used $200 million to repurchase 1,219,750 shares of our common stock under our prior repurchase program at an average price per share of $163.99, including commissions of $.02 per share. During the quarters ended September 27, 2019 and September 28, 2018, $83 million and $18 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares purchased by us are canceled and retired. As of September 27, 2019, we had a remaining, unused authorization of approximately $3.2 billion under our 2019 Repurchase Program.
On July 1, 2019, we announced that our Board of Directors approved a new $4 billion share repurchase authorization (“2019 Repurchase Program”). The 2019 Repurchase Program replaced our prior share repurchase program, which had a remaining unused authorization of approximately $501 million, as well as L3’s prior share repurchase program. Although the 2019 Repurchase Program does not have a stated expiration date, we announced that we expect to repurchase up to $2.5 billion in shares during the twelve months ended July 1, 2020, but we can give no assurance regarding the level and timing of share repurchases. At September 27, 2019, we had a remaining, unused authorization of approximately $3.2 billion under our 2019 Repurchase Program. Repurchases under the 2019 Repurchase Program may be made through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our 2019 Repurchase Program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
On June 29, 2019, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.685 per share to $.75 per share, for an annualized cash dividend rate of $3.00 per share, which was our eighteenth consecutive annual increase in our quarterly cash dividend rate. The new dividend rate of $.75 per share is effective for dividends declared during the Fiscal Transition Period ending January 3, 2020 and we expect to assess our future dividend rate during the first quarter of calendar year 2020. Our annualized cash dividend rate for fiscal 2019 was $2.74 per share. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant.

Capital Structure and Resources
2019 Credit Agreement: We have a $2 billion, 5-year senior unsecured revolving credit facility (the “2019 Credit Facility”) under a Revolving Credit Agreement (the “2019 Credit Agreement”) entered into on June 28, 2019 with a syndicate of lenders. For a description of the 2019 Credit Facility and the 2019 Credit Agreement, see Note 12: “Credit Arrangements” in the Notes to Consolidated Financial Statements in our Fiscal 2019 Form 10-K.
We were in compliance with the covenants in the 2019 Credit Agreement at September 27, 2019, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2019 Credit Agreement, to be greater than 0.65 to 1.00. At September 27, 2019, we had no borrowings outstanding under the 2019 Credit Agreement.
Exchange Offer: In connection with the L3Harris Merger, on May 30, 2019, we commenced offers to eligible holders to exchange any and all outstanding 4.950% Senior Notes due 2021, 3.850% Senior Notes due 2023, 3.950% Senior Notes due 2024, 3.850% Senior Notes due 2026 and 4.400% Senior Notes due 2028 issued by L3 for up to $3.35 billion aggregate principal amount of new notes issued by L3Harris and cash. On July 2, 2019, we settled the debt exchange offer. See Note M — Debt in the Notes for additional information.
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note M — Debt in the Notes.
Short-Term Debt: Our short-term debt at September 27, 2019 and June 28, 2019 was $3 million and $103 million, respectively. Our short-term debt at September 27, 2019 consisted of local borrowing by international subsidiaries for working capital needs. Our short-term debt at June 28, 2019 consisted of commercial paper and local borrowing by international subsidiaries for working capital needs. Our commercial paper program was supported at September 27, 2019 and June 28, 2019 by the 2019 Credit Facility.
Other Agreements: We have a RSA with a third-party financial institution that permits us to sell, on a non-recourse basis, up to $100 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution and which we account for as sales of receivables with sale proceeds included in net cash from operating activities.
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

As of September 27, 2019, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of September 27, 2019, we did not have material financial guarantees or other contractual commitments that we believe are reasonably likely to adversely affect our financial condition, results of operations or cash flows, and we were not a party to any related party transactions that materially affect our financial condition, results of operations or cash flows.
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

Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal 2019 Form 10-K include our contractual obligations and commercial commitments. Except for changes in our debt as described under “Capital Structure and Resources” in this MD&A as well as other changes resulting from the L3Harris Merger, no material changes occurred during the quarter ended September 27, 2019 in our contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases or our commercial commitments, or in our contingent liabilities on outstanding surety bonds, standby letters of credit or other arrangements as disclosed in our Fiscal 2019 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with GAAP. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and backlog as well as disclosures of contingent assets and liabilities. Actual results may differ from our estimates. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on contracts and contract estimates, (ii) postretirement benefit plans, (iii) provisions for excess and obsolete inventory losses, (iv) impairment testing of goodwill, (v) accounting for business combinations and (vi) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2019 Form 10-K.
Revenue Recognition
A significant portion of our business is derived from development and production contracts. Revenue and profit related to development and production contracts are recognized over time, typically using the percentage of completion (“POC”) cost-to-cost method of revenue recognition, whereby we measure our progress towards completion of performance obligations based on the ratio of costs incurred to date to estimated total cost at completion under the contract. Because costs incurred represent work performed, we believe this method best depicts the transfer of control to the customer. Under the POC cost-to-cost method of revenue recognition, a single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. Recognition of profit on a contract requires estimates of the total cost at completion and transaction price as well as measurement of progress towards completion. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include: the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Factors that must be considered in estimating the total transaction price include contractual cost or performance incentives (such as incentive fees, award fees and penalties) and other forms of variable consideration as well as our historical experience and expectation for performance on the contract. These variable amounts generally are awarded upon achievement of certain negotiated performance metrics, program milestones or cost targets and can be based upon customer discretion. We include such estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
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

EAC adjustments resulted in the following impacts to operating income for the periods presented:

	Quarter Ended
	September 27, 2019	September 28, 2018

	(In millions)
Favorable adjustments	$138	$32
Unfavorable adjustments	(76)	(35)
Net operating income adjustments	$62	$(3)
There were no individual impacts to operating income due to EAC adjustments in the quarters ended September 27, 2019 or September 28, 2018 that were material to our results of operations on a consolidated or segment basis for such periods.
We recognize revenue from numerous contracts with multiple performance obligations. For these contracts, we allocate the transaction price to each performance obligation based on the relative standalone selling price of the good or service underlying each performance obligation. The standalone selling price represents the amount for which we would sell the good or service to a customer on a standalone basis (i.e., not sold as bundled sale with any other products or services). The allocation of transaction price among separate performance obligations may impact the timing of revenue recognition but will not change the total revenue recognized on the contract.
A substantial majority of our revenue is derived from contracts with the U.S. Government, including foreign military sales contracts. These contracts are subject to the Federal Acquisition Regulations and the prices of our contract deliverables are typically based on our estimated or actual costs plus a reasonable profit margin. As a result, the standalone selling prices of the goods and services in these contracts are typically equal to the selling prices stated in the contract, thereby eliminating the need to allocate (or reallocate) the transaction price to the multiple performance obligations. In our non-U.S. Government contracts, when standalone selling prices are not directly observable, we also generally use the expected cost plus a margin approach to determine standalone selling price. In determining the appropriate margin under the cost plus margin approach, we consider historical margins on similar products sold to similar customers or within similar geographies where objective evidence is available. We may also consider our cost structure and profit objectives, the nature of the proposal, the effects of customization of pricing, our practices used to establish pricing of bundled products, the expected technological life of the product, margins earned on similar contracts with different customers and other factors to determine the appropriate margin.
Postretirement Benefit Plans
As part of our accounting for the L3Harris Merger, we completed a valuation and re-measurement of all L3 pension and other postretirement benefit (“OPEB”) plans as of the Closing Date and we recorded a $233 million increase to L3’s pension and OPEB liability as of June 29, 2019 based on the results of this valuation. The total L3 pension and OPEB liability assumed by L3Harris was $1.4 billion at the Closing Date. The discount rate assumption used was a yield curve rather than a single interest rate. For the pension plans, the average June 29, 2019 discount rate used was 3.54 percent for U.S. plans and 2.95 percent for Canadian plans. For OPEB plans, the average June 29, 2019 discount rate used was 3.31 percent for U.S. plans and 2.92 percent for Canadian plans. The long‐term expected rate of return on plan assets for the Fiscal Transition Period is 7.75 percent for the majority of our postretirement benefit plans.
Accounting for Business Combinations
We follow the acquisition method of accounting to record identifiable assets acquired, liabilities assumed and noncontrolling interests in the acquiree recognized in connection with acquired businesses at their estimated fair value as of the date of acquisition.
Intangible assets from business combinations are recognized at their estimated fair values as of the date of acquisition and generally consist of customer relationships, trade names, developed technology and IPR&D. We determine the fair value of intangible assets based on estimates and judgments, including the timing and amount of expected future cash flows, long-term growth rates and discount rates. Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. Finite-lived intangible assets are amortized to expense over their useful lives, generally ranging from three to twenty years. The preliminary estimated fair value of identifiable intangible assets acquired in connection with the L3Harris Merger was approximately $6.8 billion.
We assess the recoverability of finite-lived intangible assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows of the assets. If the sum of expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. See Note B — Business Combination and Note K — Goodwill and Other Intangible Assets for additional information.

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

•
The U.S. Government’s budget deficit and the national debt, as well as any inability of the U.S. Government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution” could have an adverse impact on our business, financial condition, results of operations and cash flows.

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

•
We may not be successful in obtaining the necessary export licenses to conduct certain operations abroad, and Congress and the Executive Branch may prevent proposed sales to certain foreign governments.

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
Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2019 Form 10-K under Item 1A. “Risk Factors” and in Part II. Item 1A. “Risk Factors” in this Report. The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2019 Form 10-K and in Part II. Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. There were no material changes during the quarter ended September 27, 2019 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Fiscal 2019 Form 10-K.

Foreign Exchange and Currency: Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than their functional currencies. We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency transactions. Factors that could impact the effectiveness of our hedging programs for foreign currency exchange risk include the accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at September 27, 2019 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign currency denominated assets, liabilities and firm commitments. See Note U — Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates: At September 27, 2019, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at September 27, 2019 would not have had a material impact on the fair value of these obligations. Additionally, there is no interest-rate risk associated with these obligations on our results of operations or cash flows, because the interest rates are fixed and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.
At September 27, 2019, we also had long-term variable-rate debt obligations of $250 million, comprised of $250 million of Floating Rate Notes due April 30, 2020. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these debt obligations at September 27, 2019 would not have had a material impact on our results of operations or cash flows. See Note M — Debt in the Notes for further information.
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
At September 27, 2019, we had three outstanding treasury lock agreements, with a notional amount of $1.05 billion, to hedge our exposure to fluctuations in the benchmark interest rate (10-year U.S. Treasury rate) associated with our anticipated issuance of long-term fixed-rate notes to redeem or repay at maturity the entire $400 million outstanding principal amount of our 2.7% Notes due April 27, 2020 and the entire $650 million outstanding principal amount of the 4.95% Notes due February 15, 2021. We designated these treasury locks as cash flow hedges against fluctuations in interest payments on the Notes due to changes in the benchmark interest rate prior to issuance, which we expect to occur before the date of maturity of the 2020 Notes and 2021 Notes. An unrealized after-tax loss of $54 million associated with these treasury locks was deferred in accumulated other comprehensive income at September 27, 2019. A 10 percent change in the 10-year U.S. Treasury rate at September 27, 2019 would not have had a material impact on the fair value of these treasury lock agreements or our results of operations or cash flows. See Note U — Derivative Instruments and Hedging Activities in the Notes for additional information.

Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of the end of the quarter ended September 27, 2019, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of the end of the quarter ended September 27, 2019, our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. We are continuing the multi-year, phased implementation targeted for completion in 2020 of a new core enterprise resource planning (“ERP”) system in certain business units, which we expect to reduce the number of ERP systems across the Company and enhance our system of internal control over financial reporting. We expect the initial implementation of the new core ERP system in each affected business unit to involve changes to related processes that are part of our system of internal control over financial reporting and to require testing for effectiveness and potential further changes as implementation progresses. During fiscal 2018 and 2019, we successfully completed the initial implementation of the new core ERP system in four business units. As part of our integration with L3, we are in the process of incorporating our controls and procedures with respect to L3’s operations, and we will include internal controls with respect to L3’s operations in our assessment of the effectiveness of our internal control over financial reporting as of the end of 2020. Other than the system and related process changes described above as well as changes related to incorporating our controls and procedures with respect to L3’s operations, there have been no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
General. From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At September 27, 2019, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at September 27, 2019 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Item 1A. Risk Factors.
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth in Part I, Item 1A. “Risk Factors” of our Fiscal 2019 Form 10-K. We do not believe that there have been any material changes to the risk factors previously disclosed in our Fiscal 2019 Form 10-K. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
New Share Repurchase Program
On July 1, 2019, we announced that our Board of Directors approved a new $4 billion share repurchase authorization (“2019 Repurchase Program”), replacing our prior share repurchase program. Repurchases under the new program may be made through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.
Issuer Purchases of Equity Securities
During the quarter ended September 27, 2019, we repurchased 3.6 million shares of our common stock under our 2019 Repurchase Program. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are canceled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended September 27, 2019.

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(June 29, 2019 - July 26, 2019)
Repurchase program(1)	—	—	—	$4,000,000,000
Employee transactions(2)	780,853	$189.37	—	—
Month No. 2
(July 27, 2019 - August 30, 2019)
Repurchase program(1)	1,550,000	$207.74	1,550,000	$3,678,008,770
Employee transactions(2)	8,186	$208.81	—	—
Month No. 3
(August 31, 2019 - September 27, 2019)
Repurchase program(1)	2,032,500	$210.63	2,032,500	$3,249,903,843
Employee transactions(2)	19,450	$211.13	—	—
Total	4,390,989		3,582,500	$3,249,903,843

*	Periods represent our fiscal months.

(1)
On July 1, 2019, we announced that our Board of Directors approved a share repurchase program, replacing our prior share repurchase program, authorizing us to repurchase up to $4 billion in shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of September 27, 2019, $3,249,903,843 (as reflected in the table above) was the approximate dollar amount of our common stock that may yet be purchased under our repurchase program, which does not have a stated expiration date.

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

Sales of Unregistered Equity Securities
During the quarter ended September 27, 2019, we did not issue or sell any unregistered equity securities.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
Not Applicable.

Item 6. Exhibits.
EXHIBIT INDEX
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(3)
(a) Restated Certificate of Incorporation of L3Harris Technologies, Inc. (1995), as amended, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)

(b) Amended and Restated By-Laws of L3Harris Technologies, Inc., incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)

(10.1)
Summary of Annual Compensation of Non-Employee Directors of L3Harris Technologies, Inc., effective as of June 29, 2019, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2019 (Commission File Number 1-3863).*

(10.2)
Form of Director and Officer Indemnification Agreement, for use on or after June 29, 2019, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2019 (Commission File Number 1-3863).*

(10.3)	L3Harris Technologies, Inc. Performance Unit Award Agreement Terms and Conditions (August 1, 2019 CEO-COO Award).*
(10.4)	L3Harris Technologies, Inc. Performance Unit Award Agreement Terms and Conditions (August 1, 2019 Momentum Award).*
(10.5)	L3Harris Technologies, Inc. Performance Stock Option Award Agreement Terms and Conditions (August 1, 2019 CEO-COO Award).*
(10.6)	L3Harris Technologies, Inc. Performance Stock Option Award Agreement Terms and Conditions (August 1, 2019 Momentum Award).*
(10.7)	L3Harris Technologies, Inc. Performance Stock Option Award Agreement Terms and Conditions (August 1, 2019 Integration Award).*
(10.8)	L3Harris Technologies, Inc. Restricted Unit Award Agreement Terms and Conditions (August 1, 2019 Integration/Retention/Fiscal Transition Period Award).*
(10.9)	L3Harris Technologies, Inc. Restricted Unit Award Agreement Terms and Conditions (New Hire/Other Award as of August 1, 2019).*
(15)	Letter Regarding Unaudited Interim Financial Information.
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)	Section 1350 Certification of Chief Executive Officer.
(32.2)	Section 1350 Certification of Chief Financial Officer.
(101)
The financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_______________

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)

Date: October 31, 2019	By:	/s/ Jesus Malave Jr.
Jesus Malave Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)