Form 10-KT
period 2020-01-03
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2020-03-03
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KT
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended _____________
OR

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from June 29, 2019 to January 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 28, 2019 was $22,330,592,127 (based on the quoted closing sale price per share of the stock on the New York Stock Exchange). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of June 28, 2019 are affiliates.
The number of shares outstanding of the registrant’s common stock as of February 28, 2020 was 216,896,195.
Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders scheduled to be held on April 24, 2020, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s Fiscal Transition Period, are incorporated by reference into Part III of this Transition Report on Form 10-KT to the extent described therein.

1

L3HARRIS TECHNOLOGIES, INC.
TRANSITION REPORT ON FORM 10-KT FOR THE FISCAL TRANSITION PERIOD ENDED JANUARY 3, 2020
Exhibits
This Transition Report on Form 10-KT contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

Cautionary Statement Regarding Forward-Looking Statements
This Transition Report on Form 10-KT (this “Report”), including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that may not materialize or prove correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies; the potential level of share repurchases, dividends or pension contributions; potential acquisitions or divestitures; the integration of Harris Corporation (“Harris”) and L3 Technologies, Inc. (“L3”) and of our acquisitions; the value of contract awards and programs; expected annualized revenue; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “could,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of filing of this Report and are not guarantees of future performance or actual results. Factors that might cause our results to differ materially from those expressed in or implied by these forward-looking statements, from our current expectations or projections or from our historical results include, but are not limited to, those discussed in “Item 1A. Risk Factors” of this Report. All forward-looking statements are qualified by, and should be read in conjunction with, those risk factors. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements, whether as a result of new information, future events or developments or otherwise, after the date of filing of this Report or, in the case of any document incorporated by reference, the date of that document.

Amounts contained in this Report may not always add to totals due to rounding.
L3Harris Merger
As described in more detail in Note 1: Significant Accounting Policies under “Principles of Consolidation” and Note 5: Business Combination in the Notes to Consolidated Financial Statements in this Report (the “Notes”), on October 12, 2018, Harris entered into an Agreement and Plan of Merger (the “Merger Agreement”) with L3 and Leopard Merger Sub Inc., a newly formed, direct wholly owned subsidiary of Harris (“Merger Sub”), pursuant to which Harris and L3 agreed to combine their respective businesses in an all-stock merger, at the closing of which Merger Sub would merge with and into L3, with L3 continuing as the surviving corporation and a direct wholly owned subsidiary of Harris (the “L3Harris Merger”). The closing of the L3Harris Merger occurred on June 29, 2019 (“Closing Date”), after the end of Harris’ fiscal 2019 on June 28, 2019.
PART I

ITEM 1.	BUSINESS.
L3HARRIS
General
We were incorporated in Delaware in 1926 as the successor to three companies founded in the 1890s. Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919, and our telephone number is (321) 727-9100. Our common stock is now traded under the ticker symbol “LHX” on the New York Stock Exchange (“NYSE”), and unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “L3Harris” as used in this Report mean the combined company L3Harris Technologies, Inc. and its subsidiaries, when referring to periods after the end of fiscal 2019 (after the L3Harris Merger) and mean Harris and its subsidiaries when referring to periods prior to the end of fiscal 2019 (prior to the L3Harris Merger).
L3Harris Technologies, Inc. is an agile global aerospace and defense technology innovator, delivering end-to-end solutions that meet customers’ mission-critical needs. We provide advanced defense and commercial technologies across air, land, sea, space and cyber domains. We support government and commercial customers in 130 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of January 3, 2020, we had approximately 50,000 employees, including approximately 20,000 engineers and scientists.

We structure our operations primarily around the products, systems and services we sell and the markets we serve. We implemented a new organizational structure effective at the beginning of the Fiscal Transition Period (as defined below), which resulted in changes to our operating segments, which are also our reportable segments and are referred to as our business segments:

•
Integrated Mission Systems, including multi-mission intelligence, surveillance and reconnaissance (“ISR”) and communication systems; integrated electrical and electronic systems for maritime platforms; and advanced electro-optical and infrared (“EO/IR”) solutions;

•	Space and Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber defense; avionics; and electronic warfare;

•	Communication Systems, including tactical communications; broadband communications; integrated vision solutions; and public safety; and

•
Aviation Systems, including defense aviation products; security, detection and other commercial aviation products; commercial and military pilot training; and mission networks for air traffic management (“ATM”).

The historical results, discussion and presentation of our business segments as set forth in this Report reflect the impact of these changes to our segment reporting for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these changes.
L3Harris Merger
As noted above and described in more detail in Note 1: Significant Accounting Policies under “Principles of Consolidation” and Note 5: Business Combination in the Notes, we completed the L3Harris Merger on June 29, 2019, the day after Harris’ fiscal 2019 ended and the first day of our Fiscal Transition Period (as defined below). L3 was a prime contractor in ISR systems, aircraft sustainment (including modifications and fleet management of special mission aircraft), simulation and training, night vision and image intensification equipment, and security and detection systems. L3 also was a leading provider of a broad range of communication, electro-optical solutions, and electronic and sensor systems used on military, homeland security and commercial platforms. L3 customers included the U.S. Department of Defense (“DoD”) and its prime contractors, the U.S. Intelligence Community, the U.S. Department of Homeland Security (“DHS”), foreign governments and domestic and foreign commercial customers.
Change in Fiscal Year
Through fiscal 2019, our fiscal years ended on the Friday nearest June 30. Commencing June 29, 2019, our fiscal year ends on the Friday nearest December 31, and the period that commenced on June 29, 2019 was a fiscal transition period that ended on January 3, 2020 (“Fiscal Transition Period”).
Subsequent Events
As described in more detail in Note 28: Subsequent Events in the Notes, on February 4, 2020, we entered into a definitive agreement under which we will sell Security & Detection Systems and MacDonald Humfrey Automation solutions (“airport security and automation business”) to Leidos, Inc. for $1 billion in cash, subject to customary purchase price adjustments as set forth in the definitive agreement. The sale transaction is conditioned on customary closing conditions, including receipt of regulatory approvals. We expect the sale transaction to close in mid-2020; however, there can be no assurances that the conditions will be satisfied (or waived, if applicable) or that closing will occur in mid-2020 or at all. We intend to use the proceeds from the sale of the airport security and automation businesses to repurchase shares of our common stock. The airport security and automation business provides solutions used by the aviation and transportation industries, regulatory and customs authorities, government and law enforcement agencies and commercial and other high-security facilities. The decision to divest the airport security and automation business represented a significant milestone in our strategic priority to reshape our portfolio and focus our resources on core technologies following the L3Harris Merger. Because the expected disposal of the airport security and automation business did not meet the held for sale criteria as of January 3, 2020, the assets and liabilities of the airport security and automation business were not classified as held for sale in our Consolidated Balance Sheet at January 3, 2020.
Divestitures
The following paragraphs summarize recent divestitures. For additional information related to divestitures, some of which were reported as discontinued operations, see Note 3: Divestitures, Asset Sales and Discontinued Operations in the Notes. Our historical financial results for all periods presented in this Report have been restated to account for businesses reported as discontinued operations in this Report. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.
Divestiture of the Harris Night Vision Business. On September 13, 2019, we completed the sale of the Harris Night Vision business to Elbit Systems of America, LLC, a subsidiary of Elbit Systems Ltd., for $350 million (net cash proceeds of $343 million after selling costs and estimated purchase price adjustments), subject to final customary purchase price adjustments as set forth in the definitive agreement. The Harris Night Vision business was not included in any of the business segments in our new organizational structure and the operating results of the Harris Night Vision business through the date of the divestiture are discussed and presented as part of “Other non-reportable business segments” in this Report.
Divestiture of Government IT Services Business. On April 28, 2017, we completed the divestiture to an affiliate of Veritas Capital Management, L.L.C. of our government information technology (“IT”) services business (“IT Services”), which primarily provided IT and engineering managed services to U.S. Government customers, for net cash proceeds of $646 million, after transaction expenses and purchase price adjustments in respect of net cash and working capital as set forth in the definitive sale agreement. The decision to divest IT Services was part of our strategy to simplify our operating model to focus on technology-differentiated, high-margin businesses. IT Services is reported as discontinued operations in this Report.
Divestiture of Harris CapRock Communications Commercial Business. On January 1, 2017, we completed the divestiture to SpeedCast International Ltd. of our Harris CapRock Communications commercial business (“CapRock”), which provided wireless, terrestrial and satellite communications services to energy and maritime customers, for net cash proceeds of $368 million, after transaction expenses and purchase price adjustments in respect of net cash and working capital as set forth in the definitive sale agreement. The decision to divest CapRock was part of our strategy to simplify our operating model to focus on technology-differentiated, high-margin businesses. CapRock is reported as discontinued operations in this Report.
Description of Business by Segment
Our four business segments provide a wide-range of products and services to various customers and are described below. Financial information with respect to our business segments, including revenue, operating income and total assets, and with respect to our operations outside the United States, is contained in Note 25: Business Segments in the Notes and is incorporated herein by reference, and for additional information with respect to our business segments, see “Discussion of Business Segment Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. For a discussion of certain risks affecting our business segments, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers: Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Integrated Mission Systems
Integrated Mission Systems segment revenue of $2,774 million for the two quarters ended January 3, 2020, represented 30 percent of our total revenue. With a diverse portfolio of more than 300 programs, this segment is comprised of three business sectors: ISR, Maritime and Electro Optical, the principal products and services of which are described below. This segment principally consists of operating businesses acquired in the L3Harris Merger.
ISR: We develop and maintain multi-mission ISR and communication systems, including fleet management support services, sensor development, modifications and periodic depot maintenance for ISR and airborne missions. Significant customers include DoD and classified customers within the U.S. Government, U.K. Ministry of Defence, Royal Australian Air Force and other select foreign military services.
Maritime: We are a manufacturer and integrator of maritime integrated command, control, communications, computers and cyber ISR (“C5ISR”) systems for maritime platforms, specializing in signals intelligence and multi-intelligence platforms; unmanned surface and undersea autonomous solutions; power and ship control systems and other electronic and electrical products and systems. Significant customers include the U.S. Navy (“USN”), the U.S. Coast Guard, U.S. Army, allied navies, other military customers and commercial ship owners.
Electro Optical: We design and manufacture advanced EO/IR sensors and surveillance and targeting systems and provide modernization and life extension maintenance upgrade and support services for military aircraft. Significant customers include the National Aeronautics Space Administration, DoD, USN, U.S. Air Force (“USAF”), select foreign militaries and commercial space companies.
Additional information regarding the composition of Integrated Mission Systems revenue for the two quarters ended January 3, 2020 is as follows:

•	75 percent was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors;

•	69 percent was derived from contracts under which we are the prime contractor;

•	17 percent was derived from products and services for which the end consumer is located outside the U.S.; and

•	8 percent and 44 percent was derived from this segment’s largest and ten largest programs, respectively.
Space and Airborne Systems
Space and Airborne Systems segment revenue of $2,360 million for the two quarters ended January 3, 2020, represented 25 percent of our total revenue. With a diverse portfolio of more than 300 programs, this segment is comprised of four business sectors: Space, Intel & Cyber, Avionics and Electronic Warfare, the principal products and services of which are described below. This segment consists of a mix of operating businesses acquired in the L3Harris Merger and legacy Harris operating businesses, including nearly all of the operating businesses of our pre-merger Space and Intelligence Systems and Electronic Systems segments, except: the mission networks ATM operating business noted below in the description of Aviation Systems.
Space: We provide intelligence, space protection, geospatial, complete Earth observation, universe exploration, positioning, navigation and timing (“PNT’) and environmental solutions for national security, defense, civil and commercial customers, using advanced sensors, antennas and payloads, as well as ground processing and information analytics. Many of these solutions include reliable resilient and innovative capabilities. We are a global provider of PNT products, systems and solutions. Our navigation payload technology is an integral component of U.S. Global Positioning System (‘GPS”) satellites and supports GPS availability, accuracy and integrity. We also provide space antenna systems and precision space structures. We are an experienced space reflector manufacturer and specialize in large, high-accuracy reflectors, which can range from unfurlable and fixed-mesh reflector antennas to solid spot beam antennas. Some of the more significant programs in this sector include:

•	System Engineering and Sustainment Integrator (“SENSOR”), a program to maintain and modernize radar installations and provide engineering support and sustainment for ground-based systems for the USAF:

•
Geostationary Operational Environmental Satellite - Series R (“GOES-R”), a program to design, develop and build systems to measure, understand and monitor weather and environmental trends for the U.S. National Oceanic and Atmospheric Administration; and

•	GPS III, a program to modernize the GPS satellite system for the USAF.
Intel & Cyber: We provide situational awareness optical networks and advanced wireless solutions for classified intelligence and cyber defense. Although classified programs are generally not discussed in this Report, the operating results relating to classified programs are included in our Consolidated Financial Statements in this Report. We believe that the business risks associated with our classified programs do not differ materially from the business risks associated with our other U.S. Government programs.
Avionics: We provide avionic sensors, hardened electronics, release systems, data links and antennas supporting fixed wing and rotary platforms. Significant customers include military aircraft manufacturers, DoD customers within the U.S. Government and select foreign military services. For the F-35 Lightning II Joint Strike Fighter (“F-35”) and F/A-18E/F Super Hornet (“F/A-18”) aircraft, we provide high-performance, advanced avionics such as high-speed fiber optic networking and switching, image processing, digital map software and other electronic components, including Mulifunction Advanced Data Link communication subsystems primarily intended for stealth platform air-to-air communications.
Electronic Warfare: We provide multi-spectral situational awareness, threat warning and countermeasures capabilities for electronic warfare solutions for airborne and maritime platforms. Significant customers include military aircraft manufacturers, DoD customers within the U.S. Government and select foreign military services. Examples of our electronic warfare technology include:

•	Our advanced integrated defense electronic warfare systems (“AIDEWS”) that provide integrated and podded self-protection and jamming;

•	Our integrated defensive electronic countermeasures (“IDECM”) system for the F/A-18;

•	Our counter-radio controlled improvised explosive device technology that protects ground forces in asymmetrical combat environments; and

•	Our land-based surveillance radar that provides three-dimensional radar capability for airborne defensive surveillance for the USN.
Additional information regarding the composition of Space and Airborne Systems revenue for the two quarters ended January 3, 2020 is as follows:

•	88 percent was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors;

•	57 percent was derived from contracts under which we are the prime contractor;

•	14 percent was derived from products and services for which the end consumer is located outside the U.S.; and

•	5 percent and 35 percent was derived from this segment’s largest and ten largest programs, respectively.
For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Communication Systems
Communication Systems segment revenue of $2,151 million for the two quarters ended January 3, 2020, represented 23 percent of our total revenue. This segment is comprised of four business sectors: Tactical Communications, Broadband Communications. Integrated Vision Solutions and Public Safety, the principal products and services of which are described below. This segment consists of a mix of operating businesses acquired in the L3Harris Merger and operating businesses from our pre-merger Communication Systems segment.

Tactical Communications: We provide tactical radio communications, SATCOM terminals and battlefield management networks for U.S. and international defense customers. Some of our more significant tactical radio products include:

•
Our 2-channel handheld radio, the AN/PRC-163, for the U.S. Special Operations Command (“SOCOM”) Special Operations Forces Tactical Communications (“STC”) program and the U.S. Army 2-Channel Leader Radio program;

•	Our multi-channel manpack radio, the AN/PRC-158;

•	Our wideband high frequency (“HF”) manpack radios, the AN/PRC-160; and

•
Our multiband manpack radio, the AN/PRC-117G, for which we have been providing Mobile User Objective System (“MUOS”) waveform software upgrades to enable connectivity to DoD’s next-generation MUOS satellite system.

We operate in this market principally on a “commercial” market-driven business model. We believe our business model, which drives speed and innovation, coupled with the scale provided by our international presence, will continue to make us competitive in the global market.
Broadband Communications: We develop, design, manufacture and integrate broadband secured mobile networked communication equipment, including airborne, space and surface data link terminals, ground stations and transportable tactical SATCOM systems used on manned aircraft, unmanned aerial vehicles (“UAVs”) and naval ships. Significant customers include U.S. defense and intelligence agencies.
Integrated Visions Solutions: We provide a full suite of helmet and weapon mounted integrated night vision systems for U.S. and international customers.
Public Safety: We provide radios, systems applications and equipment for critical public safety and professional communications.

•
We design, build, supply and maintain wireless communications systems, including digital trunked, statewide, multi-agency systems for public safety communications and large, wide-area and multi-state land mobile radio (“LMR”) and radio frequency (“RF”) systems for some of the largest utility companies in the U.S.

•	We offer a full range of single-band LMR terminals, as well as multiband radios that include a handheld radio and a full-spectrum mobile radio for vehicles.
Additional information regarding the composition of Communication Systems revenue for the two quarters ended January 3, 2020 is as follows:

•	69 percent was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors;

•	65 percent was derived from contracts under which we are the prime contractor; and

•	29 percent was derived from products and services for which the end consumer is located outside the U.S.
Aviation Systems
Aviation Systems segment revenue of $2,038 million for the two quarters ended January 3, 2020, represented 22 percent of our total revenue. This segment is comprised of four business sectors: Defense Aviation Products, Commercial Aviation Products, Commercial and Military Training and Mission Networks, the principal products and services of which are described below. This segment principally consists of operating businesses acquired in the L3Harris Merger, but includes the mission networks ATM operating business from Harris’ former Electronic Systems segment.
Defense Aviation Products: We provide precision engagement sensors and systems, small UAVs, antennas and arrays, RF amplifiers and microwave electronic devices. In addition, this business sector provides combat vehicle engines, transmissions and GPS receivers for guided projectiles and precision munitions as well as navigation for fire control systems. Significant customers include U.S. defense and foreign military agencies.
Commercial Aviation Products: We provide airport security and detection solutions, including offerings such as airport security screening solutions and threat and contraband detection and body scanning systems. In addition, we provide automation and integration services for airports, automotive manufacturing and other industries. We also provide airborne avionics products, such as traffic collision avoidance and flight recorders. Significant customers include the U.S. Transportation Security Administration, domestic and international airports and port operators, the U.S. Customs and Border Control agency and international equivalents, commercial airplane manufacturers, commercial airlines and automotive manufacturers.
On February 4, 2020, as part of our ongoing process to reshape our business portfolio to focus on technology-differentiated, high-margin businesses, we entered into a definitive agreement to sell the airport security and automation business within our Commercial Aviation Products business sector to Leidos, Inc. for $1 billion in cash. See Note 28: Subsequent Events in the Notes for additional information.
Commercial and Military Training: We provide commercial and military pilot training and flight and maintenance simulation solutions to commercial airlines, aircraft manufacturers, DoD and foreign military agencies.
Mission Networks: We provide mission-critical infrastructure communications and networking solutions for ATM for the U.S. Federal Aviation Administration (“FAA”) and international airspace national service providers. We are the prime contractor and system architect for the FAA Telecommunications Infrastructure (“FTI”) program and several major FAA Next Generation Air Transportation System (“NextGen”) programs to transform and upgrade the National Airspace System (“NAS”), including the Automatic Depend4ent Surveillance-Broadcast (“ADS-B”) program.
Additional information regarding the composition of Aviation Systems revenue for the two quarters ended January 3, 2020 is as follows:

•	59 percent was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors;

•	61 percent was derived from contracts under which we are the prime contractor; and

•	26 percent was derived from products and services for which the end consumer is located outside the U.S.
International Business
Revenue from products and services where the end consumer is located outside the U.S., including foreign military sales through the U.S. Government, was $2.0 billion (21 percent of our revenue) in the two quarters ended January 3, 2020. Revenue from products and services where the end consumer is located outside the U.S., including foreign military sales through the U.S. Government, was $1.5 billion (22 percent of our revenue), $1.4 billion (23 percent of our revenue) and $1.5 billion (25 percent of our revenue) in fiscal 2019, 2018 and 2017, respectively. Direct export sales are primarily denominated in U.S. Dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. Financial information regarding our domestic and international operations, including long-lived assets, is contained in Note 25: Business Segments in the Notes and is incorporated herein by reference.
The majority of our international marketing activities are conducted through subsidiaries that operate in the EMEA (Europe, Middle East and Africa) and APAC (Asia-Pacific) regions and Canada. We also have established international marketing organizations and several regional sales offices. For further information regarding our international subsidiaries, see Exhibit 21 of this Report.
International revenue for the two quarters ended January 3, 2020 came from a large number of countries, and no single foreign country accounted for more than 5 percent of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried on an open account. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to remain competitive in international markets, we also sometimes enter into offset agreements or recourse or vendor financing arrangements to facilitate sales to certain customers.
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
Competition
We operate in highly competitive markets that are sensitive to technological advances. Some of our competitors in each of our markets are larger than we are and can maintain higher levels of expenditures for research and development. In each of our markets, we concentrate on the opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these markets are product quality and reliability; technological capabilities, including reliable, resilient and innovative cyber capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; the effectiveness of third-party sales channels in international markets; and cost-effectiveness. We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs. Our principal competitors include BAE Systems, Boeing, General Dynamics, Lockheed Martin, Northrop Grumman, Raytheon, Thales and United Technologies.
Principal Customers; Government Contracts
The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 73 percent in the two quarters ended January 3, 2020, and was approximately 77 percent, 75 percent and 74 percent in fiscal 2019, 2018 and 2017, respectively. No other customer accounted for more than 5 percent of our revenue in the two quarters ended January 3, 2020. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report. Our U.S. Government sales are predominantly derived from contracts with departments and agencies of, and prime contractors to, the U.S. Government. Most of the sales in our Space and Airborne Systems and Integrated Mission Systems segments are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default based on performance.
Our U.S. Government contracts and subcontracts include both cost-reimbursable and fixed-price contracts. Government-wide Acquisition Contracts (“GWACs”) and multi-vendor indefinite duration-indefinite quantity (“IDIQ”) contracts, which can include task orders for each contract type, require us to compete both for the initial contract and then for individual task or delivery orders under such contracts.
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
For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Backlog
Company-wide total backlog was $20.6 billion at January 3, 2020, of which $16.2 billion was funded backlog, compared with $8.3 billion at June 28, 2019, of which $5.8 billion was funded backlog. We acquired $11.7 billion of total backlog in the L3Harris Merger, of which $10.3 billion was funded backlog. We expect to recognize approximately 60 percent of the revenue associated with Company-wide total backlog within the next twelve months and the substantial majority of the revenue associated with Company-wide total backlog within the next three years. However, we can give no assurance of such fulfillment or that our backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control.
We define funded backlog as unfilled firm orders for products and services for which funding has been authorized and, in the case of U.S. Government customers, appropriated. The level of order activity related to U.S. Government programs can be affected by the timing of U.S. Government funding authorizations and project evaluation cycles. Year-over-year comparisons could, at times, be impacted by these factors, among others. The determination of the unfunded portion of total backlog involves substantial estimating, particularly with respect to customer requirements contracts and development and production contracts of a cost-reimbursable or incentive nature.
Backlog information for each of our business segments is contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and is incorporated herein by reference.
See Note 24: Backlog in the Notes for additional information regarding Company-wide total backlog.
Research and Development
Company-sponsored research and development (“R&D”) costs, which include R&D for commercial products and services and independent R&D related to government products and services, were approximately $329 million in the two quarters ended January 3, 2020. R&D costs were approximately $331 million, $311 million and $310 million in fiscal 2019, 2018 and 2017, respectively. A portion of our independent R&D costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored R&D costs not otherwise allocable are charged to expense when incurred. Company-sponsored research is directed to the development of new products and services and to building technological capability in various markets.
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
Patents and Other Intellectual Property
We consider our patents and other intellectual property, in the aggregate, to constitute an important asset. We own a large portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property, including reliable, resilient and innovative cyber capabilities, and we routinely apply for new patents, trademarks and copyrights. We also license intellectual property to and from third parties. As of January 3, 2020, we held approximately 2,460 U.S. patents and 2,070 foreign patents, and had approximately 280 U.S. patent applications pending and 280 foreign patent applications pending. Unpatented research, development and engineering skills also make an important contribution to our business. Although our intellectual property rights in the aggregate are important to our business and the operations of our business segments, we do not consider our business or any business segment to be materially dependent on any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time, we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Report. With regard to certain patents, the U.S. Government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.
Environmental and Other Regulations
Our facilities and operations are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to waste and emissions. The applicable environmental laws and regulations are common within the industries and markets in which we operate and serve. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our financial condition, results of operations or cash flows. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. A portion of our environmental expenditures relates to businesses or operations we no longer own, but for which we have retained certain environmental liabilities. We did not spend material amounts on environmental-related capital projects in the two quarters ended January 3, 2020 or fiscal 2019, 2018 or 2017. Based on currently available information, we do not expect capital expenditures in fiscal 2020 or over the next several years to protect the environment and to comply with current environmental laws and regulations, as well as to comply with current and pending climate control legislation, regulation, treaties and accords, to be material or to have a material impact on our competitive position or financial condition, but we can give no assurance that such expenditures will not exceed current expectations, and such expenditures may increase in future years. If future treaties, laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures.
Additional information regarding environmental and regulatory matters is set forth in “Item 3. Legal Proceedings” of this Report and in Note 1: Significant Accounting Policies and Note 26: Legal Proceedings and Contingencies in the Notes.
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
Wireless communications, whether radio, satellite or telecommunications, are also subject to governmental regulation. Equipment produced in our Communication Systems and Space and Airborne Systems segments, in particular, is subject to domestic and international requirements to avoid interference among users of radio and television frequencies and to permit interconnection of telecommunications equipment. We are also required to comply with technical operating and licensing requirements that pertain to our wireless licenses and operations. We believe that we have complied with such rules and regulations and licenses with respect to our existing products and services, and we intend to comply with such rules and regulations and licenses with respect to our future products and services. Governmental reallocation of the frequency spectrum could impact our business, financial condition and results of operations.
Raw Materials and Supplies
Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials, such as electronic components, printed circuit boards, metals and plastics, needed for our operations and for our products. We are dependent on suppliers and subcontractors for a large number of components and subsystems and the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and to meet performance and quality specifications and delivery schedules. In some instances, we are dependent on one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. Although we have been affected by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products. On occasion, we have experienced component shortages from vendors as a result of natural disasters, or the RoHS environmental regulations in the European Union or similar regulations in other jurisdictions. These events or regulations may cause a spike in demand for certain electronic components, such as lead-free components, resulting in industry-wide supply chain shortages. As of January 3, 2020, these component shortages have not had a material adverse effect on our business. For further discussion of risks relating to subcontractors and suppliers, see “Item 1A. Risk Factors” of this Report.
Seasonality
We do not consider any material portion of our business to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of contract awards and the timing and availability of U.S. Government funding, as well as the timing of product deliveries and customer acceptance.
Employees
We had approximately 50,000 employees at January 3, 2020, approximately 86 percent of which were located in the U.S. A significant number of our employees possess a U.S. Government security clearance. We also utilize a number of independent contractors. As of January 3, 2020, approximately 3,000 of our U.S. employees were working under collective bargaining agreements with labor unions and worker representatives. These collective bargaining agreements will be renegotiated at various times over the next three years as they expire. We have historically renegotiated these agreements without significant disruption to operating activities. For certain international subsidiaries, our employees are represented by workers’ councils or statutory labor unions. In general, we believe that our relations with our employees are good.

Website Access to L3Harris Reports; Available Information
General.    We maintain an Internet website at https://www.l3harris.com. Our annual reports on Form 10-K, this Report, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge on our website as soon as reasonably practicable after these reports are electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). We also will provide the reports in electronic or paper form free of charge upon request to our Secretary at L3Harris Technologies, Inc., 1025 West NASA Boulevard, Melbourne, Florida 32919. We also make available free of charge on our website our annual report to shareholders and proxy statement. Our website and the information posted thereon are not incorporated into this Report or any current or other periodic report that we file with or furnish to the SEC. All reports we file with or furnish to the SEC also are available free of charge via the SEC’s electronic data gathering and retrieval, or EDGAR, system available through the SEC’s website at https://www.sec.gov.
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
Certifications.    We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Report. In addition, an annual CEO certification was submitted by our Chief Executive Officer to the NYSE in November 2019 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by L3Harris of the NYSE’s corporate governance listing standards.

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
We are highly dependent on sales to U.S. Government customers, primarily defense-related programs with the DoD and a broad range of programs with the U.S. Intelligence Community and other U.S. Government departments and agencies. The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 73 percent in the two quarters ended January 3, 2020 and 77 percent, 75 percent and 74 percent in fiscal 2019, 2018 and 2017, respectively. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government (in particular, the DoD) would significantly reduce our revenue and have an adverse impact on our business, financial condition, results of operations and cash flows.
Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government and will continue these efforts in the future, and the U.S. Government may choose to use other contractors. We expect that a majority of the business that we seek will be awarded through competitive bidding. The U.S. Government has increasingly relied on certain types of contracts that are subject to multiple competitive bidding processes, including multi-vendor IDIQ, GWAC, General Services Administration Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. We operate in highly competitive markets. Some of our competitors have greater financial resources than we do and may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, the competitive bidding process involves significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split with competitors, as well as the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. The current competitive environment has resulted in an increase of bid protests from unsuccessful bidders, which typically extends the time until work on a contract can begin. Following any contract award, we may experience significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us in competitive bidding.

Our U.S. Government programs must compete with programs managed by other government contractors and with other policy imperatives for consideration for limited resources and for uncertain levels of funding during the budget and appropriations process. Budget and appropriations decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) and potential alternative funding arrangements. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending, could have material adverse consequences on our current or future business. Any inability of the U.S. Government to complete its budget process for any government fiscal year and consequently having to operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution” or shut down also could have material adverse consequences on our current or future business. For more information regarding sequestration, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Considerations — Industry-Wide Opportunities, Challenges and Risks” of this Report.
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
Our U.S. Government business also is subject to specific procurement regulations and a variety of socioeconomic and other requirements. These requirements, although customary in U.S. Government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations and cash flows. In addition, the U.S. Government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices. These initiatives and changes to procurement practices may change the way U.S. Government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. Government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, results of operations and cash flows. For example, contracts awarded under the DoD’s Other Transaction Authority for research and prototypes generally require cost-sharing and may not follow, or may follow only in part, standard U.S. Government contracting practices and terms, such as the FAR and Cost Accounting Standards.

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
Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. Government, what challenges budget reductions will present for the defense industry and whether annual appropriations bills for all agencies will be enacted for U.S. Government fiscal 2021 and thereafter. The U.S. Government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways, including the following:

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
In the two quarters ended January 3, 2020, approximately 76 percent of our revenue was derived from fixed-price contracts which allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, particularly for firm fixed-price contracts because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increase in inflation in the U.S. or other countries, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Our results of operations are dependent on our ability to maximize our earnings from our contracts. Cost overruns could have an adverse impact on our financial results. The potential impact of such risk on our financial results would increase if the mix of our contracts and programs shifted toward a greater percentage of fixed-price contracts, particularly firm fixed-price contracts.
In the two quarters ended January 3, 2020, approximately 24 percent of our revenue was derived from cost-plus and time-and-material contracts. Substantially all of our cost-plus contracts and time-and-material contracts are with U.S. Government customers, while sales to foreign government and commercial customers are generally transacted under fixed-price sales arrangements and are included in our fixed-price contract sales. For a cost-plus contract, we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels established by our customers. On a time-and-material contract, we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (which include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Therefore, on cost-plus and time-and-material type contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.
We use estimates in accounting for many of our programs, and changes in our estimates could adversely affect our future financial results.
Accounting for our contracts requires judgment relative to assessing risks, including risks associated with customer-directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters, judgments associated with estimating contract revenue and costs and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding: (i) the length of time to complete the contract because costs also include expected increases in wages and prices for materials; (ii) whether contracts should be accounted for as having one or more performance obligations based on the goods and services promised to the customer; (iii) incentives or penalties related to performance on contracts in estimating revenue and profit rates, and recording them when there is sufficient information for us to assess anticipated performance; and (iv) estimates of award fees in estimating revenue and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes involved in accounting for our contracts, materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition. For additional information regarding our critical accounting policies and estimates applicable to our accounting for our contracts, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” of this Report.
We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.
We are dependent on sales to customers outside the U.S. The percentage of our total revenue represented by revenue from products, systems and services where the end consumer is located outside the U.S., including foreign military sales through the U.S. Government, was 21 percent in the two quarters ended January 3, 2020 and 22 percent, 23 percent and 25 percent in fiscal 2019, 2018 and 2017, respectively. Approximately 40 percent of our international business in the two quarters ended January 3, 2020 was transacted in local currency. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is from, and a significant portion of our business activity is being conducted with or in, less-developed countries and sometimes countries with unstable governments, or in areas of military conflict or at military installations. Other risks of doing business internationally include:

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
U.S. Government Cost Accounting Standards (“CAS”) govern the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. Government. We expect to continue to seek reimbursement from the U.S. Government for a portion of our postretirement costs and plan contributions; however, pension plan cost recoveries under our U.S. Government contracts may occur in different periods from when those pension costs are recognized for financial statement purposes or when pension funding is made. CAS rules have been revised to partially harmonize the measurement and period of assignment of pension plan costs allocable to U.S. Government contracts and minimum required contributions under the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006. However, there is still a lag between the time when we contribute cash to our plans under pension funding rules and when we recover pension costs under CAS rules. These timing differences could have a material adverse effect on our cash flows.
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
We engage subcontractors on many of our contracts. We may have disputes with our subcontractors, including regarding the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontract or subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our products, systems and services that we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components, subsystems and services that we require. Tariffs recently imposed on certain materials and other trade issues may create or exacerbate existing materials shortages and may result in further supplier business closures. Our supply chain could also be disrupted by external events, such as natural disasters or other significant disruptions (including extreme weather conditions, medical epidemics, acts of terrorism, cyber attacks and labor disputes), governmental actions and legislative or regulatory changes, including product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards, or availability constraints from increased demand from customers. In addition, the ongoing coronavirus outbreak emanating from China at the beginning of 2020 has resulted in increased travel restrictions and extended shutdown of certain businesses in the region. These or any further political or governmental developments or health concerns in China or other countries in which we operate could result in social, economic and labor instability. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products, systems and services to our customers. We can give no assurances that we will be free from disputes with our subcontractors; material supply constraints or problems; or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and could harm our business, financial condition, results of operations and cash flows. In addition, in connection with our government contracts, we are required to procure certain materials, components and parts from supply sources approved by the U.S. Government and we rely on our subcontractors and suppliers to comply with applicable laws, regulations and other requirements regarding procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials, including parts or materials they supply to us, and in some circumstances, we rely on their certifications as to their compliance. From time to time, there are components for which there may be only one supplier, which may be unable to meet our needs. Each of these subcontractor and supplier risks could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We believe that, in order to remain competitive in the future, we will need to continue to design, develop, manufacture, assemble, test, market and support new products, systems, services and technologies, which will require the investment of significant financial resources. In the past, we have allocated substantial funds for such investments through customer funded and internal research and development, acquisitions or other teaming arrangements. This practice will continue to be required in the future, but we may not be able to successfully identify new opportunities and may not have the necessary financial resources to develop new products, systems, services and technologies in a timely or cost-effective manner. Furthermore, the need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products, systems, services or technologies. Due to the design complexity of some of our products, systems, services and technologies, we may experience delays in completing development and introducing new products, systems, services or technologies in the future. Any delays could result in increased costs of development or redirect resources from other projects. In addition, we cannot provide assurances that the markets for our products, systems, services or technologies will develop as we currently anticipate, that we will be successful in newly identified markets as we currently anticipate, or that acquisitions, joint ventures or other teaming arrangements we may enter into to pursue developing new products, systems, services or technologies will be successful. The failure of our products, systems, services or technologies to gain market acceptance could significantly reduce our revenue and harm our business. Furthermore, we cannot be sure that our competitors will not develop competing products, systems, services or technologies that gain market acceptance in advance of our products, systems, services or technologies, or that our competitors will not develop new products, systems, services or technologies that cause our existing products, systems, services or technologies to become non-competitive or obsolete, which could adversely affect our results of operations. The future direction of the domestic and global economies, including its impact on customer demand, also will have a significant impact on our overall performance.
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
Ongoing instability and current conflicts in global markets, including in the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geo-political events throughout the world, including new or increased tariffs and potential trade wars and the withdrawal of the United Kingdom from the European Union on January 31, 2020 (commonly referred to as “Brexit”), have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations and profitability. These matters cause uncertainty in the world’s financial and insurance markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate. If credit in financial markets outside of the U.S. tightened, it could adversely affect the ability of our customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products, systems and services or impact the ability of our customers to make payments. These matters may cause us to incur increased costs or experience difficulty with future borrowings under our commercial paper program or credit facilities or in the debt markets, or otherwise with financing our operating, investing (including any future acquisitions) or financing activities. These matters also may cause our insurance coverages and performance bonds to increase in cost, or in some cases, to be unavailable altogether.
Although the transition period subsequent to Brexit maintains all existing trade agreements, the effects of Brexit will depend on the agreements, if any, the United Kingdom makes to retain access to European markets either during the transition period or more permanently. An exit from the European Union without an agreement in place could result in more significant disruptions to our supply chain, the imposition of increased tariffs and currency devaluation in the United Kingdom and have an adverse impact on our consolidated revenue, earnings and cash flow. For the two quarters ended January 3, 2020, L3Harris generated 2 percent of its net revenues in the United Kingdom.
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
Many of the markets we serve are characterized by vigorous protection and pursuit of intellectual property rights, which often has resulted in protracted and expensive litigation. Our efforts to gain awards of contracts and ensure a competitive position in the market depends in part on our ability to ensure that our intellectual property is protected, that our intellectual property rights are not diluted or subject to misuse, and that we are able to license certain third party intellectual property on reasonable terms. Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and we may be found to be infringing or to have infringed directly or indirectly upon those intellectual property rights. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. There can be no assurance that any of our patents and other intellectual property will not be challenged, invalidated, misappropriated or circumvented by third parties. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products, services and solutions. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements to establish and protect our intellectual property rights. In addition, the laws concerning intellectual property vary among nations and the protection provided to our intellectual property by the laws and courts of foreign nations may differ from those of the U.S. If we fail to successfully protect and enforce these rights, our competitive position could suffer. Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage. We may be required to spend significant resources to monitor and enforce our intellectual property rights. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business.We may not be able to detect infringement, and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies.
Our commercial aviation products, systems and services business is affected by global demand and economic factors that could negatively impact our financial results.
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
We are exposed to liabilities that are unique to the products, systems and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, electronic warfare systems, space superiority systems, C4ISR systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. Other examples of unforeseen problems that could result, either directly or indirectly, in the loss of life or property or otherwise negatively affect revenue and profitability include loss on launch of spacecraft, premature failure of products that cannot be accessed for repair or replacement, problems with quality and workmanship, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. In addition, problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements. In many circumstances, we may receive indemnification from the U.S. Government. We generally do not receive indemnification from foreign governments. Although we maintain insurance for certain risks, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible for us to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of U.S. Government indemnity and our insurance coverage would harm our financial condition, results of operations and cash flows. Other factors that may affect revenue and profits include loss of follow-on work, and, in the case of certain contracts, liquidated damages, penalties and repayment to the customer of contract cost and fee payments we previously received. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.
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
At January 3, 2020, L3Harris had $6.8 billion in aggregate principal amount of outstanding debt and approximately $1.8 billion of unfunded defined benefit plans liability. In the future we may increase our borrowings; however, our ability to do so will be subject to limitations imposed on us by our debt agreements. Our ability to make payments on and to refinance our indebtedness as well as any future debt that we may incur, and our ability to make contributions to our unfunded defined benefit plans liability, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due or make contributions to our unfunded defined benefit plans liability, we may be forced to sell assets or take other disadvantageous actions, including reducing financing in the future for working capital, capital expenditures and general corporate purposes; reducing our cash dividend rate and/or share repurchases; or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the defense technology industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.
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
Our corporate headquarters and significant business operations are located in Florida, which is subject to the risk of major hurricanes. Our worldwide operations and operations of our suppliers and customers could be subject to natural disasters or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, medical epidemics, pandemics, acts of terrorism, power shortages and blackouts, telecommunications failures, cyber attacks and other natural and manmade disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, subcontractors, distributors, resellers or customers, including inability of employees to work; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses, delay or decrease orders and revenue from our customers and have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, the ongoing outbreak of the novel COVID-19 strain of coronavirus in early 2020, which emanated from China and has spread to other countries globally, has resulted in travel restrictions and business shutdowns in certain regions. These or any further political, governmental or other actions to contain the spread or treat the impact of coronavirus, and resulting developments, are highly uncertain and unpredictable and could result in social, economic and labor instability. These uncertainties could have a material adverse effect on the continuity of our business and our financial condition, results of operations and cash flows.
Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other long-term assets to become impaired, resulting in substantial losses and write-downs that would adversely affect our results of operations.
From time to time, we acquire a minority or majority interest in a business. These investments are made upon careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, such assumptions and judgment may prove to have been inaccurate and unforeseen issues could arise, which could adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. As of January 3, 2020, we had goodwill of $20.0 billion recorded in our Consolidated Balance Sheet, $14.6 billion of which was recorded in connection with the L3Harris Merger during the two quarters ended January 3, 2020. We evaluate the recoverability of recorded goodwill annually, as well as when we change reporting units and when events or circumstances indicate there may be an impairment. We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is our business segment level or one level below the business segment. The impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. In addition, following the L3Harris Merger, our reporting units are generally one level below the segment level and two of our segments are comprised of several reporting units. Allocation of goodwill to several reporting units could make it more likely that we will have an impairment charge in the future. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition. For additional information on accounting policies we have in place for impairment of goodwill, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 1: Significant Accounting Policies and Note 10: Goodwill in the Notes.
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
At January 3, 2020, approximately 3,000 of L3Harris’ U.S. employees were unionized, which represents approximately 7 percent of L3Harris’ employee-base. If we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Union actions at suppliers can also affect us. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor collective bargaining agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture products or provide services on a timely basis, which could negatively impact our business, financial condition, results of operations and cash flows.

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
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if our operations are integrated successfully, the full benefits of the L3Harris Merger may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration. All of these factors could cause dilution to our earnings per share, decrease or delay the expected benefits of the L3Harris Merger and negatively impact the price of our stock. As a result, we can give no assurances that the L3Harris Merger will result in the realization of the full benefits anticipated.
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
We have incurred substantial expenses in connection with completing the L3Harris Merger and coordinating and integrating the businesses, operations, policies and procedures of the combined companies and expect to continue to incur such expenses. While we have assumed that a certain level of transaction and coordination expenses will be incurred, there are a number of factors beyond our control that could affect the total amount or the timing of these transaction and coordination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our financial condition and results of operation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
Our principal executive offices are located at owned facilities in Melbourne, Florida. As of January 3, 2020, we operated approximately 400 locations in the U.S., Canada, Europe, Australia, Asia, the Middle East and South America, consisting of approximately 27 million square feet of manufacturing, administrative, R&D, warehousing, engineering and office space, of which we owned approximately 12 million square feet and leased approximately 15 million square feet. There are no material encumbrances on any of our owned facilities. As of January 3, 2020, we had major operations at the following locations:
Integrated Mission Systems — Greenville, Rockwall and Waco, Texas; Burlington and Mirabel, Canada; Camden, New Jersey; Mason, Ohio; Sylmar, California; Tulsa, Oklahoma; Pittsburgh and Philadelphia, Pennsylvania; and Salt Lake City, Utah.

Space and Airborne Systems — Palm Bay, Melbourne and Malabar, Florida; Rochester and Amityville, New York; Clifton, New Jersey; Colorado Springs, Colorado; Van Nuys and San Diego, California; Fort Wayne, Indiana; Wilmington, Massachusetts; Alpharetta, Georgia; and Tewkesbury, United Kingdom.
Communication Systems — Salt Lake City, Utah; Rochester, New York; Londonderry, New Hampshire; Lynchburg, Virginia; Tempe, Arizona; Farnborough, United Kingdom; Melbourne, Florida; San Diego, California; and Ann Arbor, Michigan.
Aviation Systems — Melbourne, Florida; Muskegon and Grand Rapids, Michigan; Torrance, Menlo Park and Anaheim, California; Arlington and Plano, Texas; Cincinnati, Ohio; Hauppauge, New York; Herndon, Virginia; Tewksbury, Massachusetts; Crawley and Luton, United Kingdom; and Phoenix, Arizona.
Corporate — Melbourne, Florida.
The following is a summary of the approximate floor space of our offices and facilities in productive use, by segment, at January 3, 2020:

Segment	Approximate Total Sq. Ft. Owned	Approximate Total Sq. Ft. Leased	Approximate Total Sq. Ft.

	(In millions)
Integrated Mission Systems	2.2	6.7	8.9
Space and Airborne Systems	5.0	2.4	7.4
Communication Systems	1.6	1.6	3.2
Aviation Systems	2.4	4.0	6.4
Corporate	0.4	0.4	0.8
Total	11.6	15.1	26.7
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
General.    From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At January 3, 2020, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at January 3, 2020 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
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
In September 2019, we reached an administrative settlement with the Department of State to resolve alleged U.S. export control regulation violations. Under the terms of the settlement we have committed to strengthen our trade compliance program under the supervision of a special compliance officer and will pay a civil penalty of $13 million over three years (with $7 million suspended on the condition of use for qualified remedial compliance measures). The settlement did not result in any debarment or limitation on export licensing.
Environmental Matters.    We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of us being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice, Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis Inc., which we acquired on May 29, 2015 (“Exelis”), of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the lower 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of environmental claims, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims in existence at January 3, 2020 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The name, age, position held with us, and principal occupation and employment during at least the past five years for each of our executive officers as of February 28, 2020, were as follows:

Name and Age	Position Currently Held and Past Business Experience
William M. Brown, 57
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

Todd W. Gautier, 56
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

Christopher E. Kubasik, 58
Vice Chairman, President and Chief Operating Officer since June 29, 2019. Served with L3, as Chairman, Chief Executive Officer and President from May 2018 to June 2019; as Chief Executive Officer and President from January 2018 to May 2018; and as President and Chief Operating Officer from October 2015 to December 2017. Before joining L3 in October 2015, Mr. Kubasik worked for Seabury Advisory Group as President and Chief Executive Officer from March 2014 to October 2015; for Ackuity Advisors, Inc., as President and Chief Executive Officer from January 2013 to March 2014; and for Lockheed Martin Corporation, where he held various senior executive and finance roles from 1999 to 2012, including Vice Chairman, President and Chief Operating Officer from 2010 to 2012. Prior to that, he worked for Ernst & Young LLP, including as a partner from 1996 to 1999.

Jesus “Jay” Malave Jr., 51
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

Scott T. Mikuen, 58
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

Sean J. Stackley, 62
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

Todd A. Taylor, 47
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

Edward J. Zoiss, 55
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
Market Information
Our common stock, par value $1.00 per share, is listed and traded on the NYSE, under the ticker symbol “LHX.” According to the records of our transfer agent, as of February 28, 2020, there were approximately 11,306 holders of record of our common stock.
Dividends
We paid cash dividends on our common stock of $.75 per share each quarterly period of the two quarters ended January 3, 2020, $.685 per share each quarterly period of fiscal 2019 and $.57 per share each quarterly period of fiscal 2018. On February 28, 2020, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.75 per share to $.85 per share, for an annualized cash dividend rate of $3.40 per share, which was our nineteenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $3.00 per share in the two quarters ended January 3, 2020 and $2.74 per share, $2.28 per share and $2.12 per share in fiscal 2019, 2018 and 2017, respectively. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant.
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
The performance graph and table below compare the 5-year and Fiscal Transition Period cumulative total shareholder return of our common stock (the common stock of Harris Corporation prior to the L3Harris Merger and the common stock of L3Harris Technologies, Inc. after the L3Harris Merger) with the comparable cumulative total returns of the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the Standard & Poor’s 500 Aerospace & Defense Index (“S&P 500 Aerospace & Defense”). The figures in the performance graph and table below assume an initial investment of $100 at the close of business on June 27, 2014 in L3Harris common stock, the S&P 500 and the S&P 500 Aerospace & Defense and the reinvestment of all dividends.

COMPARISON OF FIVE-YEAR (PRIOR TO L3HARRIS MERGER) AND FISCAL TRANSITION PERIOD (AFTER L3HARRIS MERGER) CUMULATIVE TOTAL RETURN AMONG L3HARRIS, S&P 500 AND S&P 500 AEROSPACE & DEFENSE

L3HARRIS PERIOD END	June 27, 2014	July 3, 2015	July 1, 2016	June 30, 2017	June 29, 2018	June 28, 2019	January 3, 2020
L3Harris Technologies, Inc.	$100	$105	$114	$154	$208	$276	$310
S&P 500	$100	$108	$112	$132	$151	$166	$185
S&P 500 Aerospace & Defense	$100	$108	$122	$156	$196	$217	$237

Sales of Unregistered Securities
In connection with the L3Harris Merger, in July 2019, we issued $501 million in aggregate principal amount of 4.95% Senior Notes due 2021, $741 million in aggregate principal amount of 3.85% Senior Notes due 2023, $326 million in aggregate principal amount of 3.95% Senior Notes due 2024, $535 million in aggregate principal amount of 3.85% Senior Notes due 2026 and $918 million in aggregate principal amount of 4.40% Senior Notes due 2028 (collectively, the “Debt Exchange Notes”). The Debt Exchange Notes were issued in a private offering exempt from the registration requirements of the Securities Act, to qualified institutional buyers in accordance with Rule 144A under the Securities Act and to persons outside of the U.S. pursuant to Regulation S under the Securities Act. See Note 14: Debt in the Notes for additional information regarding our Debt Exchange Notes.

Issuer Purchases of Equity Securities
During the two quarters ended January 3, 2020, we repurchased 7,356,168 shares of our common stock under our current repurchase program for $1.5 billion at an average share price of $203.90, excluding commissions of $.02 per share. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended January 3, 2020:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
Month No. 1
(September 28, 2019-October 25, 2019)
Repurchase program(1)	580,000	$205.39	580,000	$3,130,775,855
Employee transactions(2)	4,373	$206.63	—	—
Month No. 2
(October 26, 2019-November 29, 2019)
Repurchase program(1)	2,535,640	$198.10	2,535,640	$2,628,454,481
Employee transactions(2)	9,312	$202.12	—	—
Month No. 3
(November 30, 2019-January 3, 2020)
Repurchase program(1)	658,028	$195.04	658,028	$2,500,113,105
Employee transactions(2)	19,324	$205.42	—	—
Total	3,806,677		3,773,668	$2,500,113,105
_______________

*	Periods represent our fiscal months.

(1)
On July 1, 2019, we announced that our Board of Directors approved a new $4 billion share repurchase authorization (our “2019 Repurchase Program”) replacing our prior share repurchase programs and authorizing us to repurchase up to $4 billion in shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of January 3, 2020, $2,500,113,105 (as reflected in the table above) was the approximate dollar amount of our common stock that could still be purchased under the 2019 Repurchase Program.

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

The information required by this Item with respect to securities authorized for issuance under our equity compensation plans is included in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Report. See Note 16: Stock Options and Other Share-Based Compensation in the Notes for a general description of our share-based incentive plans.

ITEM 6.	SELECTED FINANCIAL DATA.
The following table summarizes our selected historical financial information for the two quarters ended January 3, 2020 and each of the prior five fiscal years. Amounts pertaining to our results of operations are presented on a continuing operations basis, which includes divested business not reported as discontinued operations. See Note 3: Divestitures, Asset Sales and Discontinued Operations in the Notes for information regarding discontinued operations and divestitures. The selected financial information shown below has been derived from our audited Consolidated Financial Statements, which for data presented for the two quarters ended January 3, 2020 and fiscal 2019, 2018 and 2017, are included elsewhere in this Report. This table should be read in conjunction with our other financial information, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and accompanying Notes, included elsewhere in this Report.

	Two Quarters Ended	Fiscal Years Ended
	January, 3 2020(2)	June 28, 2019(3)	June 29, 2018(4)	June 30, 2017(5)	July 1, 2016(6)(8)	July 3, 2015(7)(8)
	(In millions, except per share amounts)
Results of Operations:(1)
Revenue from product sales and services	$9,263	$6,801	$6,168	$5,897	$5,992	$3,885
Cost of product sales and services	6,726	4,467	4,066	3,854	3,832	2,304
Interest expense	135	169	170	172	183	130
Income from continuing operations before income taxes	908	1,113	908	889	884	396
Income taxes	73	160	206	261	273	109
Income from continuing operations	835	953	702	628	611	287
Discontinued operations, net of income taxes	(1)	(4)	(3)	(85)	(287)	47
Net income	834	949	699	543	324	334
Noncontrolling interests, net of income taxes	(12)	—	—	—	—	—
Net income attributable to L3Harris Technologies, Inc.	822	949	699	543	324	334
Average shares outstanding (diluted)	223.7	120.5	121.1	124.3	125.0	106.8
Per Share Data (Diluted) Attributable to L3Harris Technologies, Inc. Common Shareholders:
Income from continuing operations	$3.68	$7.89	$5.78	$5.04	$4.87	$2.67
Income (loss) from discontinued operations, net of income taxes	(0.01)	(0.03)	(0.02)	(0.68)	(2.28)	0.44
Net income	3.67	7.86	5.76	4.36	2.59	3.11
Cash dividends	1.50	2.74	2.28	2.12	2.00	1.88
Financial Position at Fiscal Period-End:
Net working capital(9)	$2,303	$310	$374	$105	$643	$909
Property, plant and equipment	2,117	894	900	904	924	1,031
Long-term debt, net	6,694	2,763	3,408	3,396	4,120	5,053
Total assets	38,336	10,117	9,851	10,112	12,009	13,127
Equity	22,744	3,363	3,278	2,903	3,057	3,402
Book value per share	104.22	28.37	27.71	24.27	24.53	27.51
_______________

(1)	Includes the operating results of L3 businesses after the L3Harris Merger on June 29, 2019.

(2)
Results for the two quarters ended January 3, 2020 included: (i) $390 million of L3Harris Merger-related transaction and integration expenses and losses; (ii) $289 million of amortization of acquisition-related intangibles, including $239 million of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger and $50 million of amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis; (iii) a $229 million gain on the sale of the Harris Night Vision business; (iv) $142 million of additional cost of sales related to the fair value step-up in inventory sold; (v) a $23 million gain on pension plain curtailment; (vi) a $12 million gain on the sale of an asset group; (vii) a $10 million non-cash cumulative adjustment to lease expense; and (viii) $3 million of losses and other costs related to debt refinancing. The net after-tax impact from these two quarters ended January 3, 2020 items was $392 million or $1.75 per diluted common share.

(3)
Results for fiscal 2019 included: (i) $101 million of amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis and (ii) $65 million of L3Harris Merger-related transaction and integration costs. The net after-tax impact from these fiscal 2019 items was $128 million or $1.06 per diluted common share.

(4)
Results for fiscal 2018 included: (i) $101 million of amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis; (ii) $47 million of charges related to our decision to transition and exit a commercial air-to-ground Long Term Evolution (“LTE”) radio communications line of business and other items; (iii) $27 million of losses and other costs related to debt refinancing; (iv) $20 million of charges related to non-cash adjustments for deferred compensation and the impact of tax reform; and (v) a $5 million charge related to consolidation of certain Exelis facilities initiated in fiscal 2017. The net after-tax impact from these fiscal 2018 items was $145 million or $1.20 per diluted common share.

(5)
Results for fiscal 2017 included: (i) $109 million of amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis and (ii) a $58 million charge for Exelis acquisition-related and other items. The net after-tax impact from these fiscal 2017 items was $124 million or $1.00 per diluted common share.

(6)
Results for fiscal 2016 included: (i) $121 million for integration and other costs associated with our acquisition of Exelis in the fourth quarter of fiscal 2015, including $11 million for amortization of a step-up in inventory; (ii) $109 million of amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis; (iii) a net liability reduction of $101 million for certain post-employment benefit plans; (iii) $33 million of charges for restructuring and other items; and (iv) a $10 million net gain on the sale of our aerostructures business. The net after-tax impact from these fiscal 2016 items was $108 million or $0.86 per diluted common share.

(7)
Results for fiscal 2015 included results of Exelis following the close of the acquisition on May 29, 2015 and a $205 million after-tax ($1.91 per diluted share) charge for transaction, financing, integration, restructuring and other costs, primarily related to our acquisition of Exelis.

(8)
Historical financial information for fiscal 2016 and 2015 has not been updated for our adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), as amended (“ASC 606”), and ASU 2017-07, Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”) on a retrospective basis, and consequently, the selected financial data for such fiscal years in this Item are not necessarily comparable to fiscal 2019, 2018 and 2017 in this Item.

(9)
Net working capital increased in the two quarters ended January 3, 2020 compared with fiscal 2019 primarily due to net working capital of L3 businesses recognized in connection with the L3Harris Merger on June 29, 2019. Net working capital decreased in fiscal 2017 compared with fiscal 2016 primarily due to a $172 million increase in current portion of long-term debt and a $161 million decrease associated with net working capital of discontinued operations.

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
The following is a list of the sections of this MD&A, together with our perspective on their contents, which we hope will assist in reading these pages:

•
Business Considerations — a general description of our business; the value drivers of our business; Fiscal Transition Period results of operations and liquidity and capital resources key indicators; and industry-wide opportunities, challenges and risks that are relevant to us in defense, government and commercial markets.

•
Operations Review — an analysis of our consolidated results of operations and of the results in each of our business segments, to the extent the segment operating results are helpful to an understanding of our business as a whole, for the periods presented in our financial statements.

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

BUSINESS CONSIDERATIONS
General
We generate revenue, income and cash flows by developing, manufacturing or providing, and selling advanced, technology-based solutions that meet government and commercial customers’ mission-critical needs. We support government and commercial customers in 130 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of January 3, 2020, we had approximately 50,000 employees, including approximately 20,000 engineers and scientists. We generally sell directly to our customers, and we utilize agents and intermediaries to sell and market some products and services, especially in international markets.
We structure our operations primarily around the products, systems and services we sell and the markets we serve. As discussed in “Item 1: Business” and Note 25: Business Segments in the Notes, we implemented a new organizational structure effective on June 29, 2019, and starting with the Fiscal Transition Period, we report the financial results of our continuing operations in the following four reportable segments, which are also referred to as our business segments:

•	Integrated Mission Systems, including multi-mission ISR and communication systems; integrated electrical and electronic systems for maritime platforms; and advanced EO/IR solutions;

•	Space and Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber defense; avionics; and electronic warfare;

•	Communication Systems, including tactical communications; broadband communications; integrated vision solutions; and public safety; and

•	Aviation Systems, including defense aviation products; security, detection and other commercial aviation products; commercial and military pilot training; and mission networks for ATM.
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
See Note 25: Business Segments in the Notes for further information regarding our business segments, including how we define segment operating income or loss.
As discussed in further detail in Note 5: Business Combination and Note 4: Restructuring and Other Exit Costs in the Notes, in the two quarters ended January 3, 2020, we recorded $532 million of charges at our corporate headquarters in connection with the L3Harris Merger, consisting of restructuring, integration, transaction and other costs as follows:

•	$142 million of additional cost of sales related to the fair value step-up in inventory sold;

•	$117 million of costs for workforce reductions, including severance and other employee-related exit costs;

•	$83 million of transaction costs, recognized as incurred;

•	$72 million of integration costs, recognized as incurred;

•	$70 million of equity award acceleration charges, recognized upon the change in control; and

•	$48 million of impairment and other losses related to operating lease right-of-use assets.
All of the costs above were recorded in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income, except for the $142 million of additional cost of sales related to the fair value step-up in inventory sold, which is included in the “Cost of product sales and services” line item in our Consolidated Statement of Income.
As described in more detail in Note 3: Divestitures, Asset Sales and Discontinued Operations in the Notes, we completed the divestitures of the Harris Night Vision business during the two quarters ended January 3, 2020 and CapRock and IT Services in fiscal 2017. Through fiscal 2019, the Harris Night Vision business was reported as part of our former Communication Systems segment. As a result of the then-pending divestiture, the Harris Night Vision business was not included in any of our new business segments and, consequently, the operating results of the business are included in “Other non-reportable business segments” in this Report. CapRock and IT Services are reported as discontinued operations in this Report. Our historical financial results have been restated for all periods presented in this Report to account for businesses reported as discontinued operations in this Report. Except for disclosures related to our cash flows, or unless otherwise specified, disclosures in this Report relate solely to our continuing operations.
As described in more detail in Note 1: Significant Accounting Policies in the Notes, effective June 29, 2019, we changed our fiscal year end to the Friday nearest December 31, and the period that commenced on June 29, 2019 was a fiscal transition period that ended on January 3, 2020 (the “Fiscal Transition Period”). References herein to the two quarters ended December 28, 2018 represent the unaudited prior year results for the comparative period ended December 28, 2018.
Value Drivers of Our Business
In recent years, we have successfully integrated Exelis, reshaped our portfolio of businesses to focus on high-growth, high-margin, technology-differentiated businesses, combined with L3 in a transformative merger of equals and have made investments in technology and innovation that have led to several new product launches and strategic program awards. Execution of this multi-year strategy set the stage for financial results during the Fiscal Transition Period that have exceeded the targets we set at the beginning of the period.
The Fiscal Transition Period has been transformative. Our dedicated integration team executed its plan for a successful day one transition to the new L3Harris following the closing of the L3Harris Merger on June 29, 2019. We successfully implemented a new organizational structure, accelerated growth across all four business segments and expanded margins through our focus on operational excellence. We refinanced debt and made voluntary contributions to our U.S. qualified defined benefit pension plans, expanding our future financial flexibility. We plan to build on our strong Fiscal Transition Period performance, and together with a well-funded U.S. Government budget and a continued focus on operational excellence and innovation, we believe we are well positioned to achieve our strategic priorities for fiscal 2020 and thereafter, which include the following:

•	Executing seamless integration of L3 and Harris, including achieving at least $500 million in gross cost synergies from the L3Harris Merger by the end of 2021;

•	Driving flawless execution and margin expansion through our e3 (excellence everywhere every day) operational excellence program;

•	Growing revenue through investments in differentiated technology and innovation;

•	Reshaping our portfolio to focus on high margin, high growth businesses; and

•	Maximizing cash flow with shareholder friendly capital deployment.
We are focused on successfully completing the integration of the two companies to maximize the benefits of the transformative merger. Our integration efforts focus on driving greater cost and operational efficiencies and capturing opportunities to drive revenue growth, while maintaining our deep customer relationships, commercializing our technology and driving operational excellence.

Our operational excellence program, e3 (excellence everywhere every day), is grounded in our deep commitment to excellence, innovation, customer satisfaction and continuous improvement in everything we do. Prior to the L3Harris Merger, we made substantial progress in laying the foundation of our future enterprise-wide digital strategy by standardizing our IT systems, reducing our number of enterprise resource planning platforms and simplifying our operating environment to drive productivity through growth in shared services and automation of core processes. We are working toward eliminating many of our data centers and making the remainder cloud-enabled. We also are continuing to focus on cost savings in our supply chain through “value engineering” and “should-cost” analysis, as well as improving supplier performance and reducing sole-sourced components on legacy solutions. We will continue these efforts as we integrate the two companies.
Innovation is at the core of our success, and R&D investment represents the foundation for innovation. We are fundamentally reshaping how we design and develop new products to get more out of our R&D investment. We also use standardized processes and common metrics to track progress, gauge success and drive disciplined execution, as well as core technology centers to more fully leverage R&D investment across our Company. We are expanding implementation of “DevOps” to streamline software development, which has grown to be a significant portion of our engineering work today and is expected to increase over time.
Our commitment to excellence and innovation carries through to the L3Harris Merger integration process. Our goal is to maximize the benefits of this transformative merger, creating significantly greater scale and bringing together two engineering-driven companies and workforces with similar cultures that value technology leadership. Together, the two companies’ complementary technologies and capabilities strengthen core franchises and provide new opportunities for innovation to solve our customers’ most complex challenges. We are combining top talent and technology from each company in a market-focused reorganization that will align with our strategic growth platforms and will help improve our competitive position, increase operational efficiency, and capture synergies, while we continue to bring innovative and affordable solutions to our customers. As our integration efforts focus on driving greater cost and operational efficiencies and revenue growth through synergies, we intend to maintain our focus on continuing to execute against our strategic priorities and other objectives - including satisfying our customers, driving operational excellence, improving cash flow and optimizing capital deployment. The L3Harris Merger also provides a unique opportunity for portfolio shaping actions, and we will continue to evaluate what businesses are strategic and what businesses are better served under a different owner. See Note 28: Subsequent Events in the Notes for additional information.
During the Fiscal Transition Period, we returned to our shareholders $337 million through dividends and $1,500 million through share repurchases and we used $109 million for net repayments of borrowings. In fiscal 2020, we believe accelerating revenue growth across our business segments and margin expansion will improve our operating cash flow, which we expect to use for increased dividends, share repurchases and investments in technology and innovation.
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
Because the L3Harris Merger occurred on June 29, 2019, the two quarters ended January 3, 2020 reflect the results of the combined company, while the two quarters ended December 28, 2018 reflect the results of only Harris operating businesses. Due to the significance of the L3 operating businesses included in the combined company results following the L3Harris Merger, the reported results for the two quarters ended January 3, 2020 and December 28, 2018 generally are not comparable. Therefore, to assist with a discussion of the January 3, 2020 and December 28, 2018 consolidated results of operations on a more comparable basis, certain supplemental unaudited pro forma combined income statement information prepared in accordance with the requirements of Article 11 of Regulation S-X (referred to in this MD&A as “pro forma”) also is provided (see “Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information” below in this MD&A).
Fiscal Transition Period Results of Operations Key Indicators:    Revenue, income from continuing operations, income from continuing operations per diluted common share and income from continuing operations as a percentage of revenue represent key measurements of our value drivers:
Consolidated — as reported

•	Revenue increased 189 percent to $9.3 billion in the two quarters ended January 3, 2020 from $3.2 billion in the two quarters ended December 28, 2018;

•
Income from continuing operations attributable to L3Harris common shareholders increased 87 percent to $823 million in the two quarters ended January 3, 2020 from $441 million in the two quarters ended December 28, 2018;

•
Income from continuing operations attributable to L3Harris common shareholders as a percentage of revenue decreased to 9 percent in the two quarters ended January 3, 2020 from 14 percent in the two quarters ended December 28, 2018; and

•
Income from continuing operations per diluted common share attributable to L3Harris common shareholders increased 1 percent to $3.68 in the two quarters ended January 3, 2020 from $3.66 in the two quarters ended December 28, 2018, reflecting the increase in income from continuing operations as noted above, partially offset by higher diluted common shares outstanding due to additional shares issued in connection with the L3Harris Merger during the two quarters ended January 3, 2020.

Consolidated — pro forma

•	Revenue increased 10 percent to $9.3 billion in the two quarters ended January 3, 2020 from $8.4 billion in the two quarters ended December 28, 2018;

•
Income from continuing operations attributable to L3Harris common shareholders increased 10 percent to $823 million in the two quarters ended January 3, 2020 from $748 million in the two quarters ended December 28, 2018;

•
Income from continuing operations attributable to L3Harris common shareholders as a percentage of revenue in the two quarters ended January 3, 2020 was comparable with the two quarters ended December 28, 2018 at 9 percent; and

•
Income from continuing operations per diluted common share attributable to L3Harris common shareholders increased 13 percent to $3.68 in the two quarters ended January 3, 2020 from $3.27 in the two quarters ended December 28, 2018, reflecting both the increase in income from continuing operations as noted above and fewer diluted common shares outstanding due to repurchases of shares of common stock under our repurchase program during the two quarters ended January 3, 2020.

Refer to MD&A heading “Operations Review” below in this Report for more information.
Fiscal Transition Period Liquidity and Capital Resources Key Indicators:     Net cash provided by operating activities, return on invested capital, return on average equity, our consolidated total indebtedness to total capital ratio and our net unfunded defined benefit plans liability also represent key measurements of our value drivers:

•	Net cash provided by operating activities increased to $939 million in the two quarters ended January 3, 2020 from $469 million in the two quarters ended December 28, 2018;

•
Return on invested capital (defined as after-tax operating income from continuing operations divided by the two-point average of invested capital at the beginning and end of the period, where invested capital equals equity plus debt, less cash and cash equivalents) decreased to 4 percent in the two quarters ended January 3, 2020 from 6 percent in the two quarters ended December 28, 2018;

•
Return on average equity (defined as income from continuing operations divided by the two-point average of equity at the beginning and end of the fiscal period) decreased to 6 percent in the two quarters ended January 3, 2020 from 13 percent in the two quarters ended December 28, 2018;

•	Our consolidated total indebtedness to total capital ratio at January 3, 2020 was 24 percent, compared with our 65 percent covenant limitation under our senior unsecured revolving credit facility; and

•
Our net unfunded defined benefit pension plan liability increased $577 million in the two quarters ended January 3, 2020 to $1.7 billion at January 3, 2020 compared with $1.2 billion at June 28, 2019, primarily due to the addition of L3’s pension plans assumed in connection with the L3Harris Merger.

Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” below in this Report for more information on net cash provided by (used in) operating, investing and financing activities.
Industry-Wide Opportunities, Challenges and Risks
Department of Defense and Other U.S. Federal Markets: Our largest customers are various departments and agencies of the U.S. Government — the percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 73 percent in the two quarters ended January 3, 2020 and approximately 77 percent, 75 percent and 74 percent in fiscal 2019, 2018 and 2017, respectively.
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
On August 2, 2019, President Trump signed into law the Bipartisan Budget Act of 2019 (“BBA 2019”), a two-year budget agreement for GFY 2020 and GFY 2021 that increased defense funding spending caps to $738 billion ($667 billion in defense base funding and $71 billion for OCO funding) for GFY 2020 and $741 billion ($672 billion in defense base funding and $69 billion for OCO funding) for GFY 2021, representing an increase of 3% from GFY 2019 funding levels. The BBA 2019 also temporarily suspended the statutory debt ceiling through July 31, 2021. The BBA 2019 builds on sustained funding increases Congress provided in GFY 2019, GFY 2018 and GFY 2017. On December 20, 2019, President Trump signed into law the Consolidated Appropriations Act of 2020, which provides full-year funding through September 30, 2020 for the U.S. Government. The Consolidated Appropriations Act of 2020 provides $623 billion in base DoD funding and $71 billion in OCO funding, as well as $2 billion in emergency funding. Although we anticipate debate will continue within the U.S. Government over defense spending for future years (which may have a significant impact on defense spending broadly and on our specific programs), our programs have been well supported in recent years.
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
State and Local:    We also provide products to state and local government agencies that are committed to protecting our homeland and public safety. The public safety market was highly competitive and dependent on state and local government budgets during the two quarters ended January 3, 2020. Future market opportunities include upgrading aging analog infrastructure to new digital standards, as well as opportunities associated with next-generation LTE solutions for high data-rate applications.
International:   We believe there is continuing international demand from military and government customers for tactical radios, public safety communications, electronic warfare equipment, ATM, electronic attack and release systems and ISR. We believe we can leverage our domain expertise and proven technology provided in the U.S. to further expand our international business.
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

OPERATIONS REVIEW
Consolidated Results of Operations

	Two Quarters Ended
	January 3, 2020	December 28, 2018	Percent Increase/ (Decrease)	December 28, 2018	Percent Increase/ (Decrease)

	As Reported			Pro Forma
	(Dollars in millions, except per share amounts)
Revenue:
Integrated Mission Systems	$2,774	$23	*	$2,517	10%
Space and Airborne Systems	2,360	1,741	36%	2,039	16%
Communication Systems	2,151	1,018	111%	1,949	10%
Aviation Systems	2,038	342	*	1,970	3%
Other non-reportable business segments	23	86	(73)%	12	92%
Corporate eliminations	(83)	(2)	*	(83)	—
Total revenue	9,263	3,208	189%	8,404	10%
Total cost of product sales and services	(6,726)	(2,105)	220%	(5,939)	13%
% of total revenue	73%	66%		71%
Gross margin	2,537	1,103	130%	2,465	3%
% of total revenue	27%	34%		29%
Engineering, selling and administrative expenses	(1,927)	(583)	231%	(1,598)	21%
% of total revenue	21%	18%		19%
Gain (loss) on sales of businesses	229	—	*	(6)	*
Non-operating income	192	94	104%	122	57%
Net interest expense	(123)	(86)	43%	(143)	(14)%
Income from continuing operations before income taxes	908	528	72%	840	8%
Income taxes	(73)	(87)	(16)%	(80)	(9)%
Effective tax rate	8%	16%		10%
Income from continuing operations	835	441	89%	760	10%
Noncontrolling interests, net of income taxes	(12)	—	*	(12)	—
Income from continuing operations attributable to L3Harris common shareholders	$823	$441	87%	$748	10%
% of total revenue	9%	14%		9%
Income from continuing operations per diluted common share attributable to L3Harris common shareholders	$3.68	$3.66	1%	$3.27	13%
_______________

*	Not meaningful

	Fiscal Years Ended
	June 28, 2019	June 29, 2018	Percent Increase/ (Decrease)	June 30, 2017	Percent Increase/ (Decrease)

	As Reported
	(Dollars in millions, except per share amounts)
Revenue:
Integrated Mission Systems	$48	$45	7%	$38	18%
Space and Airborne Systems	3,715	3,304	12%	3,156	5%
Communication Systems	2,208	2,015	10%	1,891	7%
Aviation Systems	672	668	1%	697	(4)%
Other non-reportable business segments	165	148	11%	121	22%
Corporate eliminations	(7)	(12)	(42)%	(6)	100%
Total revenue	6,801	6,168	10%	5,897	5%
Total cost of product sales and services	(4,467)	(4,066)	10%	(3,854)	6%
% of total revenue	66%	66%		65%
Gross margin	2,334	2,102	11%	2,043	3%
% of total revenue	34%	34%		35%
Engineering, selling and administrative expenses	(1,242)	(1,182)	5%	(1,150)	3%
% of total revenue	18%	19%		20%
Non-operating income	188	156	21%	166	(6)%
Net interest expense	(167)	(168)	(1)%	(170)	(1)%
Income from continuing operations before income taxes	1,113	908	23%	889	2%
Income taxes	(160)	(206)	(22)%	(261)	(21)%
Effective tax rate	14%	23%		29%
Income from continuing operations	953	702	36%	628	12%
Noncontrolling interests, net of income taxes	—	—	—%	—	—%
Income from continuing operations attributable to L3Harris common shareholders	$953	$702	36%	$628	12%
% of total revenue	14%	11%		11%
Income from continuing operations per diluted common share attributable to L3Harris common shareholders	$7.89	$5.78	37%	$5.04	15%
As Reported
Revenue
Two quarters ended January 3, 2020 Compared With Two quarters ended December 28, 2018:    The increase in revenue in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was primarily due to the inclusion of $5.7 billion of revenue (net of intercompany sales eliminations) from L3 operations in operating results for the two quarters ended January 3, 2020 and organic revenue growth in all four segments.
Fiscal 2019 Compared With Fiscal 2018:    The increase in revenue in fiscal 2019 compared with fiscal 2018 was primarily due to higher DoD tactical radio sales in our Communication Systems segment, reflecting a ramp in DoD modernization programs, higher Avionics and Electronic Warfare revenue from long-term avionics platforms, including the F-35, F/A-18 and F-16, and higher revenue from classified programs in our Space and Airborne Systems segment.
Fiscal 2018 Compared With Fiscal 2017:    The increase in revenue in fiscal 2018 compared with fiscal 2017 was primarily due to higher DoD tactical radio sales in our Communication Systems segment, reflecting readiness and modernization demand from the U.S. Army and USAF, and higher Avionics and Electronic Warfare revenue from long-term avionics platforms, including the F-35, F/A-18 and F-16, and higher revenue from C4ISR (including wireless solutions).
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Gross Margin
Two quarters ended January 3, 2020 Compared With Two quarters ended December 28, 2018:    Gross margin increased in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 primarily due to the inclusion of L3 operations in operating results for the two quarters ended January 3, 2020. The decrease in gross margin as a percentage of revenue (“gross margin percentage”) for the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was primarily due to a mix of program revenue and product sales with relatively lower gross margin, $142 million of additional cost of sales related to the fair value step-up in inventory sold and $42 million of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger in the two quarters ended January 3, 2020.
Fiscal 2019 Compared With Fiscal 2018:     Gross margin increased in fiscal 2019 compared with fiscal 2018 primarily due to higher revenue and productivity savings, partially offset by higher employment costs. Gross margin percentage in fiscal 2019 was comparable with fiscal 2018.
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
Engineering, Selling and Administrative Expenses
Two quarters ended January 3, 2020 Compared With Two quarters ended December 28, 2018:    The increase in engineering, selling and administrative (“ESA”) expenses and ESA expenses as a percentage of revenue (“ESA percentage”) in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was primarily due to the inclusion of L3 operations in operating results, as well as $390 million of charges for integration, restructuring and other costs associated with the L3Harris Merger and $197 million of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger in the two quarters ended January 3, 2020. ESA expenses for the two quarters ended January 3, 2020 also included a $12 million gain on sale of a product line, offset by a $10 million non-cash cumulative adjustment to lease expense.
Overall Company-sponsored R&D costs were $329 million in the two quarters ended January 3, 2020 compared with $144 million in the two quarters ended December 28, 2018.
Fiscal 2019 Compared With Fiscal 2018:    The increase in ESA expenses in fiscal 2019 compared with fiscal 2018 was primarily due to $65 million of L3Harris Merger-related transaction and integration costs and increased investments in R&D and bids and proposals, partially offset by the absence in fiscal 2019 of $47 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business and other items and a $12 million non-cash adjustment for deferred compensation, which were incurred in fiscal 2018. The decrease in ESA percentage in fiscal 2019 compared with fiscal 2018 was primarily due to management of expenses on higher revenue.
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
Gain (loss) on Sale of Businesses
The increase in gain (loss) on sale of businesses for the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was due to a $229 million pre-tax gain on the sale of the Harris Night Vision business, which was completed on September 13, 2019.
See Note 3: Divestitures, Asset Sales and Discontinued Operations in the Notes for further information.
Non-Operating Income
Two quarters ended January 3, 2020 Compared With Two quarters ended December 28, 2018:    The increase in non-operating income in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was primarily due to an increase in the non-service cost components of pension and other postretirement benefit plan income, including a $23 million gain on pension plan curtailment, reflecting the inclusion in pension and other postretirement benefit plan income of benefit plans assumed in connection with the L3Harris Merger.
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
See Note 21: Non-Operating Income in the Notes for further information.
Net Interest Expense
Two quarters ended January 3, 2020 Compared With Two quarters ended December 28, 2018:    Our net interest expense increased in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 primarily due to higher average debt levels as a result of the assumption of $3.5 billion of debt in connection with the L3Harris Merger. See Note 14: Debt in the Notes for further information.
Fiscal 2019 Compared With Fiscal 2018:    Our net interest expense decreased in fiscal 2019 compared with fiscal 2018 primarily due to lower average debt levels as a result of $281 million of net repayment of borrowings, which included our repayment at maturity of the entire outstanding $300 million aggregate principal amount of our Floating Rate Notes due February 27, 2019. See Note 14: Debt in the Notes for further information.
Fiscal 2018 Compared With Fiscal 2017:    Our net interest expense decreased in fiscal 2018 compared with fiscal 2017 primarily due to lower average debt levels as a result of $271 million of net repayment of borrowings, which included our repayment at maturity of the entire outstanding $500 million aggregate principal amount of our 1.999% Notes due April 27, 2018.
Income Taxes
Two quarters ended January 3, 2020 Compared With Two quarters ended December 28, 2018:    In the two quarters ended January 3, 2020, our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) benefited from the favorable impact of:

•	Excess tax benefits related to equity-based compensation;

•	The ability to utilize capital loss carryforwards with a full valuation allowance against capital gains generated from the Harris Night Vision business divestiture; and

•	The release of reserves for uncertain tax positions due to statute of limitations expirations.
In the two quarters ended December 28, 2018, our effective tax rate benefited from the net favorable impact of:

•	A reduction in the deferred tax liability maintained on the basis differences related to the unremitted foreign earnings;

•	The favorable impact of excess tax benefits related to equity-based compensation; and

•	An increase in the R&D credit; partially offset by

•	An unfavorable impact of the differences in U.S. generally accepted accounting principles (“GAAP”) and tax accounting related to investments.
Fiscal 2019 Compared With Fiscal 2018: In fiscal 2019, our effective tax rate benefited from the net favorable impact of:

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
See Note 23: Income Taxes in the Notes for further information.
Income From Continuing Operations
Two quarters ended January 3, 2020 Compared With Two quarters ended December 28, 2018: The increase in income from continuing operations in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was primarily due to the combined effects of the reasons noted above in this “As Reported” discussion regarding the two quarters ended January 3, 2020 and two quarters ended December 28, 2018.
Fiscal 2019 Compared With Fiscal 2018: The increase in income from continuing operations in fiscal 2019 compared with fiscal 2018 was primarily due to the combined effects of the reasons noted above in this “As Reported” discussion regarding fiscal 2019 and 2018.
Fiscal 2018 Compared With Fiscal 2017:    The increase in income from continuing operations in fiscal 2018 compared with fiscal 2017 was primarily due to the combined effects of the reasons noted above in this “As Reported” discussion regarding fiscal 2018 and 2017.
Income From Continuing Operations Per Diluted Common Share Attributable to L3Harris Common Shareholders
Two quarters ended January 3, 2020 Compared With Two quarters ended December 28, 2018:    The increase in income from continuing operations per diluted common share attributable to L3Harris common shareholders in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was primarily due to higher income from continuing operations, as discussed above, partially offset by the increase in our diluted weighted average common shares outstanding as a result of approximately 104 million shares issued in connection with the L3Harris Merger.
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
Fiscal 2018 Compared With Fiscal 2017:    The increase in income from continuing operations per diluted common share in fiscal 2018 compared with fiscal 2017 was due to the increase in income from continuing operations in fiscal 2018 compared with fiscal 2017 and the decrease in diluted weighted average common shares outstanding from shares of our common stock repurchased under our repurchase program during fiscal 2018, partially offset by shares issued under our stock incentive and defined contribution plans and the incremental dilutive impact of share-based awards during fiscal 2018 compared with fiscal 2017.
See the “Common Stock Repurchases” discussion below in this MD&A for further information.
Pro Forma
Revenue
The increase in revenue for the two quarters ended January 3, 2020 compared with pro forma revenue for the two quarters ended December 28, 2018 was primarily due to $321 million higher revenue in our Space and Airborne Systems segment, from a ramp in modernization of the F-35 platform in Mission Avionics, increased production of electronic warfare systems for F/A-18 and B-52 aircraft in Electronic Warfare and growth in ground-based adjacencies and exquisite systems in classified areas; $257 million higher revenue in our Integrated Mission Systems segment, driven by growth in all three businesses: ISR, Electro Optical and Maritime; $202 million higher revenue in our Communication Systems segment, from a ramp in DoD modernization programs in Tactical Communications and Integrated Vision Solutions as well as increased demand with state and federal customers in Public Safety and Professional Communications; and higher revenue in our Aviation Systems segment, reflecting organic growth from precision engagement sensors and systems, partially offset by the prior period competitive loss of the USAF C-17 training contract.
Gross Margin
The increase in gross margin and decrease in gross margin percentage for the two quarters ended January 3, 2020 compared with pro forma gross margin and gross margin percentage for the two quarters ended December 28, 2018 were primarily due to higher volume and strong operational performance, partially offset by $142 million of additional cost of sales related to the fair value step-up in inventory sold in the two quarters ended January 3, 2020.

Engineering, Selling and Administrative Expenses
The increases in ESA expenses and ESA percentage for the two quarters ended January 3, 2020 compared with pro forma ESA expenses and ESA percentage for the two quarters ended December 28, 2018 were primarily due to $390 million of charges for integration, restructuring and other costs associated with the L3Harris Merger in the two quarters ended January 3, 2020, partially offset by integration savings.
Gain (loss) on Sale of Businesses
The increase in gain (loss) on sale of businesses for the two quarters ended January 3, 2020 compared with pro forma gain (loss) on sale of businesses for the two quarters ended December 28, 2018 was due to a $229 million pre-tax gain on the sale of the Harris Night Vision business, which was completed on September 13, 2019.
See Note 3: Divestitures, Asset Sales and Discontinued Operations in the Notes for further information.
Non-Operating Income
The increase in non-operating income for the two quarters ended January 3, 2020 compared with pro forma non-operating income for the two quarters ended December 28, 2018 was primarily due to an increase in the non-service cost components of pension and other postretirement benefit plan income, including a $23 million gain on pension plan curtailment, in the two quarters ended January 3, 2020 and a $21 million debt extinguishment loss recognized by L3 in the two quarters ended December 28, 2018.
Net Interest Expense
The decrease in net interest expense for the two quarters ended January 3, 2020 compared with pro forma net interest expense for the two quarters ended December 28, 2018 was primarily due to lower average debt levels as a result of the repayment at maturity of the entire outstanding $300 million aggregate principal amount of our Floating Rate Notes due February 27, 2019. See Note 14: Debt in the Notes for further information.
Income Taxes
In the two quarters ended January 3, 2020, our effective tax rate benefited from the favorable impact of:

•	Excess tax benefits related to equity-based compensation;

•	The ability to utilize capital loss carryforwards with a full valuation allowance against capital gains generated from the Harris Night Vision business divestiture; and

•	The release of reserves for uncertain tax positions due to statute of limitations expirations.
See “Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information” below in this MD&A for information regarding our pro forma effective tax rate for the two quarters ended December 28, 2018.
Income From Continuing Operations
The increase in income from continuing operations for the two quarters ended January 3, 2020 compared with pro forma income from continuing operations for the two quarters ended December 28, 2018 was primarily due to the combined effects of the reasons noted above in this “Pro Forma” discussion regarding the two quarters ended January 3, 2020 and two quarters ended December 28, 2018.
Income From Continuing Operations Per Diluted Common Share Attributable to L3Harris Common Shareholders
The increase in income from continuing operations per diluted common share attributable to L3Harris common shareholders for the two quarters ended January 3, 2020 compared with pro forma income from continuing operations per diluted common share attributable to L3Harris common shareholders for the two quarters ended December 28, 2018 was primarily due to higher income from continuing operations, as discussed above, and the decrease in our diluted weighted average common shares outstanding from shares of our common stock repurchased under our repurchase program during the two quarters ended January 3, 2020.
See the “Common Stock Repurchases” discussion below in this MD&A for further information.

Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information
The following supplemental unaudited pro forma condensed combined income statement information prepared in accordance with the requirements of Article 11 of Regulation S-X provides further information supporting the preparation of the supplemental unaudited pro forma condensed combined financial information for the two quarters ended December 28, 2018 provided above in the “Consolidated Results of Operations” discussion in this MD&A and has been prepared to give effect to the L3Harris Merger under the acquisition method of accounting. It combines the historical results of operations of Harris and L3 and reflects the L3Harris Merger as if it closed on June 30, 2018, the first day of Harris’ fiscal 2019, and gives effect to pro forma events that are (a) directly attributable to the L3Harris Merger, (b) factually supportable and (c) expected to have a continuing impact on our results of operations. The adjustments include adjustments to reflect the sale of the Harris Night Vision business, which is directly attributable to the L3Harris Merger, but do not include any adjustments for the use of proceeds from such sale, because the use is not directly attributable to the L3Harris Merger. The pro forma condensed combined income statement information is provided for informational and supplemental purposes only, and does not purport to indicate what L3Harris’ results of operations would have been, or L3Harris’ future results of operations, had the L3Harris Merger actually occurred on June 30, 2018. The supplemental unaudited pro forma condensed combined income statement information should be read in conjunction with other sections of this MD&A, our Consolidated Financial Statements and the Notes appearing elsewhere in this Report.

Unaudited Pro Forma Condensed Combined Statement of Income
For the Two Quarters Ended December 28, 2018
	Historical Harris	Historical L3	Pro Forma Adjustments	Note References	Pro Forma Combined

	(In millions, except per share amounts)
Revenue from product sales and services	$3,208	$5,290	$(8)	a	$8,404
			(86)	b
Cost of product sales and services	(2,105)	(3,887)	8	a	(5,939)
			60	b
			(15)	c
Engineering, selling and administrative expenses	(583)	(821)	18	d	(1,598)
			13	b
			(197)	c
			(4)	e
			4	f
			(28)	j
Loss on sales of businesses	—	—	(6)	j	(6)
Loss on sale of Crestview Aerospace and TCS businesses	—	(6)	6	j	—
Merger, acquisition and divestiture related expenses	—	(28)	28	j	—
Non-operating income	94	—	32	g	122
			(4)	j
Interest and other income, net	—	23	(23)	j	—
Debt retirement charges	—	(21)	21	j	—
Interest income	1	—	6	j	7
Interest expense	(87)	(79)	1	h	(150)
			15	i
Income from continuing operations before income taxes	528	471	(159)		840
Income taxes	(87)	(31)	38	k	(80)
Income from continuing operations	441	440	(121)		760
Income from continuing operations attributable to noncontrolling interests	—	(12)	—		(12)
Income from continuing operations attributable to common shareholders	$441	$428	$(121)		$748

Income from continuing operations per basic common share attributable to common shareholders	$3.74				$3.37
Income from continuing operations per diluted common share attributable to common shareholders	$3.66				$3.33
Basic weighted average common shares outstanding	117.8		104.1	l	221.9
Diluted weighted average common shares outstanding	120.3		104.6	l	224.9

Notes:

a.	Reflects the elimination of intercompany balances and transactions between L3 and Harris.

b.	Reflects the sale of the Harris Night Vision business.

c.
Reflects the net increase in amortization expense related to the fair value of acquired finite-lived identifiable intangible assets and the elimination of historical amortization expense recognized by L3 for the two quarters ended December 28, 2018. Assumptions and details are as follows:

	Weighted Average Amortization Period	Fair Value	Two Quarters Ended December 28, 2018

	(In years)	(In millions)
Identifiable Intangible Assets Acquired:
Customer relationships (Government)	15	$4,677	$175
Customer relationships (Commercial)	15	643	14
Trade names — Divisions	9	123	8
Adjustment to engineering, selling and administrative expenses			197
Developed technology	7	562	42
Less: L3 historical amortization			(27)
Adjustment to cost of product sales and services			15
Total net adjustment to amortization expense			$212

d.
Represents the elimination of $18 million of transaction costs, of which $9 million were included in merger, acquisition and divestiture related expenses in L3’s historical statement of operations for the two quarters ended December 28, 2018 and $9 million were included in engineering, selling and administrative expenses in Harris’ historical Condensed Consolidated Statement of Income for the two quarters ended December 28, 2018.

e.
In connection with the L3Harris Merger, on October 12, 2018, each company entered into a letter of agreement with its chief executive officer, to outline the terms of each such person’s role and compensation arrangements following the merger. Amounts shown reflect the increase in compensation expense as a result of these modified arrangements.

f.	Reflects the impact of change-in-control payments under certain post-retirement and share-based and deferred compensation arrangements.

g.	Reflects the elimination of amortization of net actuarial losses from accumulated comprehensive loss related to L3’s postretirement benefit plans as part of purchase accounting.

h.	Reflects the elimination of amortization of deferred debt issuance costs as part of purchase accounting.

i.	Reflects amortization of the increase to L3’s long-term debt based on a $172 million fair value adjustment.

j.	Certain amounts from L3’s historical statement of operations data were reclassified to conform their presentation to that of Harris. These reclassifications include:

1.	Merger, acquisition and divestiture related expenses of $28 million for the two quarters ended December 28, 2018 were reclassified to engineering, selling and administrative expenses.

2.	Loss on sale of the Crestview Aerospace and TCS businesses of $6 million for the two quarters ended December 28, 2018 was reclassified to loss on sales of businesses.

3.
Interest and other income, net of $23 million, of which $6 million was reclassified to interest income and $17 million was reclassified to non-operating income for the two quarters ended December 28, 2018.

4.	Debt retirement charges of $21 million for the two quarters ended December 28, 2018 was reclassified to non-operating income

k.
Represents the income tax impact of the pro forma adjustments, using the blended worldwide tax rates for L3, in the case of pro forma adjustments to L3’s historical results, and the federal and state statutory tax rates for Harris, in the case of pro forma adjustments to Harris’ historical results. As a result, the combined statutory tax rate used to tax-effect the pro forma adjustments was approximately 10 percent for the two quarters ended December 28, 2018. This tax rate does not represent the combined company’s effective tax rate, which will include other tax charges and benefits, and does not take into account any historical or possible future tax events that may impact the combined company following the consummation of the L3Harris Merger.

l.
Increase in common stock due to shares of L3Harris common stock issued for L3 common stock, L3 restricted stock units and L3 performance stock units. Diluted shares also include the dilutive impact of L3Harris stock options issued for L3 stock options calculated using the treasury stock method.

Discussion of Business Segment Results of Operations
Integrated Mission Systems Segment

	Two Quarters Ended			Fiscal Years Ended
	January 3, 2020	December 28, 2018	Percent Increase/ (Decrease)	June 28, 2019	June 29, 2018	Percent Increase/ (Decrease)	June 30, 2017	Percent Increase/ (Decrease)

	(Dollars in millions)
Revenue	$2,774	$23	*	$48	$45	7%	$38	18%
Operating income	$377	$3	*	$9	$7	29%	$7	—%
% of revenue	14%	13%		19%	16%		18%
__________
*    Not meaningful
Two quarters ended January 3, 2020 Compared With Two quarters ended December 28, 2018:   The increases in segment revenue, operating income and operating income as a percentage of revenue (“operating margin percentage”) in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 were primarily due to the inclusion of L3 operations in segment operating results as a result of the L3Harris Merger during the two quarters ended January 3, 2020. Because the Integrated Mission Systems segment is almost entirely comprised of L3 businesses, comparison to prior year segment operating metrics is not meaningful. In the two quarters ended January 3, 2020, segment revenue also benefited from $213 million of revenue growth in ISR and growth in Electro Optical. The funded backlog for this segment was approximately $5.3 billion at January 3, 2020 compared with $5.4 billion at the beginning of the Fiscal Transition Period (including backlog acquired on June 29, 2019 in connection with the L3Harris Merger). Segment revenue, operating income and operating margin percentage were comparable and not material in fiscal 2019, 2018 and 2017.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 75 percent in the two quarters ended January 3, 2020.
Space and Airborne Systems Segment

	Two Quarters Ended			Fiscal Years Ended
	January 3, 2020	December 28, 2018	Percent Increase/ (Decrease)	June 28, 2019	June 29, 2018	Percent Increase/ (Decrease)	June 30, 2017	Percent Increase/ (Decrease)

	(Dollars in millions)
Revenue	$2,360	$1,741	36%	$3,715	$3,304	12%	$3,156	5%
Operating income	$442	$328	35%	$697	$628	11%	$559	12%
% of revenue	19%	19%		19%	19%		18%
Two quarters ended January 3, 2020 Compared With Two quarters ended December 28, 2018:    The increases in segment revenue and operating income in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 were primarily due to the inclusion of L3 operations in segment operating results as a result of the L3Harris Merger during the two quarters ended January 3, 2020, as well as higher revenue in Mission Avionics from growth on long-term platforms, $54 million higher revenue from growth in ground-based adjacencies and exquisite systems in classified areas and $58 million of higher revenue in Electronic Warfare from increased production of electronic warfare systems for F/A-18 and B-52 aircraft. Segment operating margin percentage in the two quarters ended January 3, 2020 was comparable with the two quarters ended December 28, 2018. The funded backlog for this segment was approximately $3.9 billion at January 3, 2020 compared with $4.3 billion at the beginning of the Fiscal Transition Period (including backlog acquired on June 29, 2019 in connection with the L3Harris Merger).
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 88 percent in the two quarters ended January 3, 2020 compared with 89 percent in the two quarters ended December 28, 2018.
Fiscal 2019 Compared With Fiscal 2018:    The increase in revenue in fiscal 2019 compared with fiscal 2018 was primarily due to higher Mission Avionics and Electronic Warfare revenue from long-term avionics platforms, including the F-35, F/A-18,

F-16, CV-22 and B-52, and higher revenue from classified programs, driven by exquisite systems, small satellites and next generation technology, partially offset by lower revenue from environmental programs.
Segment operating income increased in fiscal 2019 and operating margin percentage was comparable with fiscal 2018, reflecting higher volume and strong program execution, offset by higher investments and employment costs.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 91 percent in fiscal 2019 compared with 90 percent in fiscal 2018.
Fiscal 2018 Compared With Fiscal 2017:    The increase in revenue in fiscal 2018 compared with fiscal 2017 was primarily due to higher Mission Avionics and Electronic Warfare revenue from long-term avionics platforms, including the F-35, F/A-18 and F-16, higher revenue from classified programs, primarily driven by space superiority programs, and higher revenue from commercial customers, partially offset by lower civil revenue reflecting the impact of lower revenue from environmental programs.
Segment operating income and operating margin percentage increased in fiscal 2018 compared with fiscal 2017, reflecting higher volume, a more favorable mix of program revenue, incremental pension income, and productivity savings, partially offset by increased R&D investments, higher employment costs and the timing of other expense accruals.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 90 percent in fiscal 2018 compared with 89 percent in fiscal 2017.
Communication Systems Segment

	Two Quarters Ended			Fiscal Years Ended
	January 3, 2020	December 28, 2018	Percent Increase/ (Decrease)	June 28, 2019	June 29, 2018	Percent Increase/ (Decrease)	June 30, 2017	Percent Increase/ (Decrease)

	(Dollars in millions)
Revenue	$2,151	$1,018	111%	$2,208	$2,015	10%	$1,891	7%
Operating income	$493	$294	68%	$637	$561	14%	$522	7%
% of revenue	23%	29%		29%	28%		28%
Two quarters ended January 3, 2020 Compared With Two quarters ended December 28, 2018:    The increases in segment revenue and operating income in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 were primarily due to the inclusion of L3 operations in segment operating results as a result of the L3Harris Merger during the two quarters ended January 3, 2020, as well as $112 million of higher revenue in Tactical Communications from a ramp in DoD modernization programs, $46 million of higher revenue in Public Safety, reflecting increased demand from state and federal customers, and $38 million of higher revenue in Integrated Vision Solutions. The funded backlog for this segment was approximately $3.7 billion at January 3, 2020 compared with $3.2 billion at the beginning of the Fiscal Transition Period (including backlog acquired on June 29, 2019 in connection with the L3Harris Merger).
The decrease in segment operating margin percentage in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was primarily due to a mix of program revenue and product sales with relatively lower operating margin percentage, partially offset by strong operational performance and integration savings.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 69 percent in the two quarters ended January 3, 2020 compared with 54 percent in the two quarters ended December 28, 2018.
Fiscal 2019 Compared With Fiscal 2018:    The increase in revenue in fiscal 2019 compared with fiscal 2018 was primarily due to higher revenue in Tactical Communications, driven by DoD Tactical from a ramp in DoD modernization programs, and higher revenue in Public Safety and Professional Communications from state and federal agencies.
Segment operating income and operating margin percentage increased in fiscal 2019 compared with fiscal 2018, reflecting higher volume and productivity savings, partially offset by increased investments in R&D and bids and proposals.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 53 percent in fiscal 2019 compared with 49 percent in fiscal 2018.
Fiscal 2018 Compared With Fiscal 2017:    The increase in revenue in fiscal 2018 compared with fiscal 2017 was primarily due to higher DoD tactical radio sales, reflecting readiness and modernization demand from the U.S. Army and USAF.

Segment operating income increased in fiscal 2018 and operating margin percentage was comparable with fiscal 2017, reflecting higher volume and productivity savings, partially offset by a less favorable mix of program revenue and product sales and higher employment costs.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 49 percent in fiscal 2018 compared with 46 percent in fiscal 2017.
Aviation Systems Segment

	Two Quarters Ended			Fiscal Years Ended
	January 3, 2020	December 28, 2018	Percent Increase/ (Decrease)	June 28, 2019	June 29, 2018	Percent Increase/ (Decrease)	June 30, 2017	Percent Increase/ (Decrease)

	(Dollars in millions)
Revenue	$2,038	$342	496%	$672	$668	1%	$697	(4%)
Operating income	$289	$40	623%	$76	$54	41%	$131	(59%)
% of revenue	14%	12%		11%	8%		19%
Two quarters ended January 3, 2020 Compared With Two quarters ended December 28, 2018:    The increases in segment revenue, operating income and operating margin percentage in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 were primarily due to the inclusion of L3 operations in segment operating results as a result of the L3Harris Merger during the two quarters ended January 3, 2020. Because the Aviation Systems segment is primarily comprised of L3 businesses, comparison to certain prior year segment operating metrics is not meaningful. In the two quarters ended January 3, 2020, segment revenue also reflected growth from precision engagement sensors and systems and $24 million of higher revenue in Mission Networks, partially offset by a $50 million revenue impact from the prior period competitive loss of the C-17 training contract. The funded backlog for this segment was approximately $3.4 billion at January 3, 2020 compared with $3.1 billion at the beginning of the Fiscal Transition Period (including backlog acquired on June 29, 2019 in connection with the L3Harris Merger).
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 59 percent in the two quarters ended January 3, 2020.
Fiscal 2019 Compared With Fiscal 2018:    The slight increase in revenue in fiscal 2019 compared with fiscal 2018 was primarily due to higher Mission Networks revenue. The increase in segment operating income and operating margin percentage in fiscal 2019 compared with fiscal 2018 was primarily due improved operational performance and cost containment.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 86 percent in fiscal 2019 compared with 87 percent in fiscal 2018.
Fiscal 2018 Compared With Fiscal 2017:    The slight decrease in revenue in fiscal 2018 compared with fiscal 2017 was primarily due to lower Mission Networks revenue. The decrease in segment operating income and operating margin percentage in fiscal 2018 compared with fiscal 2017 was primarily due to a $36 million unfavorable impact from the ADS-B program, including a favorable contract settlement in the second quarter of fiscal 2017 and the program transition from build-out to sustainment.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was approximately 87 percent in fiscal 2018 compared with 89 percent in fiscal 2017.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Two Quarters Ended		Fiscal Years Ended
	January 3, 2020	December 28, 2018	June 28, 2019	June 29, 2018	June 30, 2017

	(Dollars in millions)
Net cash provided by operating activities	$939	$469	$1,185	$751	$569
Net cash provided by (used in) investing activities	1,320	(67)	(159)	(141)	870
Net cash used in financing activities	(1,971)	(342)	(781)	(805)	(1,438)
Effect of exchange rate changes on cash and cash equivalents	6	(5)	(3)	(1)	(4)
Net increase (decrease) in cash and cash equivalents	294	55	242	(196)	(3)
Cash and cash equivalents, beginning of period	530	288	288	484	487
Cash and cash equivalents, end of period	$824	$343	$530	$288	$484
Cash and cash equivalents
The $294 million net increase in cash and cash equivalents during the two quarters ended January 3, 2020 was primarily due to:

•	$1,130 million of net cash acquired in the L3Harris Merger;

•	$939 million of net cash provided by operating activities;

•	$343 million of net proceeds from sale of business; and

•	$109 million of proceeds from exercises of employee stock options; partially offset by

•	$1,500 million used to repurchase shares of our common stock;

•	$337 million used to pay cash dividends;

•	$173 million used for net additions of property, plant and equipment;

•
$109 million used for net repayments of borrowings, including $400 million in proceeds from the issuance of our 2.900% notes due December 15, 2029, $400 million used for our optional redemption of our 2.7% Notes due April 27, 2020 and $100 million used for repayment of short-term debt;

•	$86 million used for tax withholding payments associated with vested share-based awards; and

•	$38 million used in other financing activities.

The $242 million net increase in cash and cash equivalents during fiscal 2019 was primarily due to:

•	$1,185 million of net cash provided by operating activities; and

•	$50 million of proceeds from exercises of employee stock options; partially offset by

•	$325 million used to pay cash dividends;

•	$281 million used for net repayments of borrowings, including repayment at maturity of the entire outstanding $300 million aggregate principal amount of our Floating Rate Notes due February 27, 2019;

•	$200 million used to repurchase shares of our common stock;

•	$161 million used for net additions of property, plant and equipment; and

•	$24 million used for tax withholding payments associated with vested share-based awards.

Refer to the Liquidity, Capital Resources and Financial Strategies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended June 28, 2019 (our “Fiscal 2019 Form 10-K”) for discussion of the changes in cash and cash equivalents during fiscal 2018.
We ended the Fiscal Transition Period with cash and cash equivalents of $824 million, and we have a senior unsecured $2 billion revolving credit facility that expires in June 2024 (all of which was available to us as of January 3, 2020). Additionally, we had $6.7 billion of net long-term debt outstanding at January 3, 2020, the majority of which we incurred in connection with our the L3Harris Merger in the Fiscal Transition Period and the acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note 14: Debt in the Notes. Our $824 million of cash and cash equivalents at January 3, 2020 included $437 million held by our foreign subsidiaries, a significant portion of which can be repatriated to the U.S. with minimal tax cost.
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

We also currently believe that existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next twelve months and reasonably foreseeable future thereafter. Our total capital expenditures for fiscal 2020 are expected to be approximately $400 million. We anticipate tax payments for fiscal 2020 to be approximately equal to or marginally less than our tax expense for the same period, subject to adjustment for certain timing differences. For additional information regarding our income taxes, see Note 23: Income Taxes in the Notes. Other than those cash outlays noted in the “Contractual Obligations” discussion below in this MD&A (including repayment at maturity of the entire $250 million of our Floating Rate Notes due April 30, 2020), capital expenditures, dividend payments, repurchases under our share repurchase program, L3Harris Merger-related transaction and integration costs and cash payments to counterparties upon termination of yield-based treasury lock agreements (see Note 20: Derivative Instruments and Hedging Activities in the Notes for additional information regarding derivative instruments), we do not anticipate any significant cash outlays in fiscal 2020.
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
Net cash provided by operating activities:    The $470 million increase in net cash provided by operating activities in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was primarily due to the impact of higher income, including a $229 million pre-tax gain on sale of business, $182 million decrease in net cash used to fund working capital and $157 million more in share-based compensation, partially offset by $328 million more in qualified pension contributions, including a $302 million voluntary contribution, in the two quarters ended January 3, 2020.
The $434 million increase in net cash provided by operating activities in fiscal 2019 compared with fiscal 2018 was primarily due to the impact of higher income in fiscal 2019 and a $300 million voluntary contribution to our U.S. qualified pension plans in fiscal 2018, partially offset by higher cash paid for income taxes.
Refer to the Liquidity, Capital Resources and Financial Strategies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2019 Form 10-K for discussion of the changes in net cash provided by operating changes during fiscal 2018.
Cash flow from operations was positive in all of our business segments in the two quarters ended January 3, 2020 and fiscal 2019, 2018 and 2017.
Net cash provided by (used in) investing activities:    The $1.4 billion increase in net cash provided by investing activities in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was primarily due to $1.1 billion of net cash acquired in the L3Harris Merger and $343 million of net proceeds from the sale of the Harris Night Vision business, partially offset by a $106 million increase in cash used for additions of property, plant and equipment.
The $18 million increase in net cash used in investing activities in fiscal 2019 compared with fiscal 2018 was primarily due to a $25 million increase in cash used for additions of property, plant and equipment.
Refer to the Liquidity, Capital Resources and Financial Strategies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2019 Form 10-K for discussion of the changes in net cash used in investing activities from fiscal 2017 to fiscal 2018.
Net cash used in financing activities:    The $1.6 billion increase in net cash used in financing activities in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was primarily due to a $1.3 billion increase in cash used to repurchase our common stock, a $174 million increase in cash used to pay dividends, a $132 million increase in net cash used for net repayments of borrowings and a $66 million increase in cash used for tax withholding payments associated with vested share-based awards, partially offset by a $91 million increase in proceeds from exercises of employee stock options.
The $24 million decrease in net cash used in financing activities in fiscal 2019 compared with fiscal 2018 was primarily due to a $72 million decrease in cash used to repurchase our common stock, partially offset by a $53 million increase in cash used to pay dividends.

Refer to the Liquidity, Capital Resources and Financial Strategies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2019 Form 10-K for discussion of the changes in net cash used in financing activities from fiscal 2017 to fiscal 2018.
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
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015 further extended the interest rate stabilization provision of MAP-21 until 2020. We made voluntary contributions to our U.S. qualified defined benefit pension plans of $302 million in the two quarters ended January 3, 2020 and $300 million and $400 million in fiscal 2018 and 2017, respectively. As a result, we currently do not anticipate making any contributions to our U.S. qualified defined benefit pension plans and we anticipate making only minor contributions to our non-U.S. pension plans during fiscal 2020.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory minimum contributions could be material. We had unfunded defined benefit pension plan obligations of approximately $1.7 billion as of January 3, 2020 compared with approximately $1.2 billion as of June 28, 2019. This 42 percent increase in unfunded defined benefit pension plan obligations was primarily due to the inclusion of L3’s defined benefit pension plans assumed in the L3Harris Merger. See Note 15: Pension and Other Postretirement Benefits in the Notes for further information regarding our defined benefit plans.
Common Stock Repurchases
During the two quarters ended January 3, 2020, we used $1.5 billion to repurchase 7,356,168 shares of our common stock under our 2019 Repurchase Program at an average price per share of $203.92, including commissions of $.02 per share. During the two quarters ended December 28, 2018 (our first two quarters of fiscal 2019), we repurchased 1,219,750 shares of our common stock under our prior repurchase program for $200 million at an average price per share of $163.99, including commissions of $.02 per share. We did not repurchase any shares of our common stock under our prior repurchase program during the third and fourth quarters of fiscal 2019. In the two quarters ended January 3, 2020, $86 million in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. In fiscal 2019, $24 million in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
On July 1, 2019, we announced that our Board of Directors approved the 2019 Repurchase Program, a $4 billion share repurchase authorization that does not have a stated expiration date. The 2019 Repurchase Program replaced our prior share repurchase program, which had a remaining unused authorization of approximately $501 million, as well as L3’s prior share repurchase program. At January 3, 2020, we had a remaining, unused authorization of approximately $2.5 billion under our 2019 Repurchase Program. Repurchases under the 2019 Repurchase Program may be made through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our 2019 Repurchase Program is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.
Dividends

On February 28, 2020, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.75 per share to $.85 per share, for an annualized cash dividend rate of $3.40 per share, which was our nineteenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $3.00 per share in the two quarters ended January 3, 2020 and $2.74 per share, $2.28 per share and $2.12 per share in fiscal 2019, 2018 and 2017, respectively. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Additional information concerning our dividends is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.
Capital Structure and Resources
2019 Credit Agreement:    As discussed in Note 13: Credit Arrangements in the Notes, on June 28, 2019, we established a new $2 billion, 5-year senior unsecured revolving credit facility (the “2019 Credit Facility”) by entering into a Revolving Credit Agreement (the “2019 Credit Agreement”) with a syndicate of lenders. The 2019 Credit Facility replaced our prior $1 billion, 5-year senior unsecured revolving credit facility (the “2018 Credit Facility”). The description of the 2019 Credit Facility and the 2019 Credit Agreement set forth in Note 13: Credit Arrangements in the Notes is incorporated herein by reference.
We were in compliance with the covenants in the 2019 Credit Agreement at January 3, 2020, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2019 Credit Agreement, to be greater than 0.65 to 1.00. At January 3, 2020, we had no borrowings outstanding under the 2019 Credit Arrangement.
Exchange Offer:    In connection with the L3Harris Merger, on May 30, 2019, we commenced offers to eligible holders to exchange any and all outstanding 4.950% Senior Notes due 2021, 3.850% Senior Notes due 2023, 3.950% Senior Notes due 2024, 3.850% Senior Notes due 2026 and 4.400% Senior Notes due 2028 issued by L3 for up to $3.35 billion aggregate principal amount of new notes issued by L3Harris and cash. On July 2, 2019, we settled the debt exchange offer. See Note 14: Debt in the Notes for additional information.
Short-Term Debt:    Our short-term debt at January 3, 2020, June 28, 2019 and June 29, 2018 was $3 million, $103 million and $78 million, respectively, consisting of commercial paper and local borrowing by international subsidiaries for working capital needs. Our commercial paper program was supported by the 2019 Credit Facility at January 3, 2020 and June 28, 2019 and the 2018 Credit Facility at June 29, 2018. See Note 13: Credit Arrangements in the Notes for additional information regarding credit arrangements.
Long-Term Variable-Rate Debt:    The description of our long-term variable-rate debt set forth in Note 14: Debt in the Notes is incorporated herein by reference. As discussed in Note 14: Debt in the Notes, during the third quarter of fiscal 2019, we repaid at maturity the entire outstanding $300 million aggregate principal amount of our Floating Rate Notes due February 27, 2019 that had been issued in the third quarter of fiscal 2018. During the second quarter of fiscal 2018, we completed the issuance and sale of $250 million in aggregate principal amount of Floating Rate Notes due April 30, 2020 and used the net proceeds, together with cash on hand, to repay in full the $253 million in remaining outstanding indebtedness under the 5-year tranche of our $1.3 billion senior unsecured term loan facility pursuant to our Term Loan Agreement, dated as of March 16, 2015. We repaid the entire $305 million in remaining outstanding indebtedness under our variable-rate term loans during fiscal 2018.
Long-Term Fixed-Rate Debt:    The description of our long-term fixed-rate debt set forth in Note 14: Debt in the Notes is incorporated herein by reference. As discussed in Note 14: Debt in the Notes, on November 27, 2019, in order to fund our optional redemption of our 2.7% Notes due April 27, 2020 (the “2.7% 2020 Notes”), we completed the issuance and sale of $400 million in aggregate principal amount of 2.900% Notes due December 15, 2029. On December 16, 2019, we completed our optional redemption of the entire outstanding $400 million aggregate principal amount of the 2.7% 2020 Notes at a “make-whole” redemption price of $403 million, as set forth in the 2.7% 2020 Notes. The 2.7% 2020 Notes were terminated and cancelled. On June 4, 2018, in order to fund our optional redemption of the 2018 Redeemed Notes described below, we completed the issuance and sale of $850 million in aggregate principal amount of 4.400% Notes due June 15, 2028. On June 22, 2018, we completed our optional redemption of the entire outstanding $400 million aggregate principal amount of our 4.4% Notes due December 15, 2020 (the “4.4% 2020 Notes”) and $400 million aggregate principal amount of our 5.55% Notes due October 1, 2021 (the “5.55% 2021 Notes” and collectively with the 4.4% 2020 Notes, the “2018 Redeemed Notes”) at a “make-whole” redemption price as set forth in the 4.4% 2020 Notes and the 5.55% 2021 Notes, respectively. The combined “make-whole” redemption price for the 2018 Redeemed Notes was $844 million. The 2018 Redeemed Notes were terminated and cancelled. During the fourth quarter of fiscal 2018, we also repaid at maturity the entire outstanding $500 million aggregate principal amount of our 1.999% Notes due April 27, 2018.
During fiscal 2017, we repaid at maturity the entire outstanding $250 million aggregate principal amount of our 4.25% Notes due October 1, 2016.
Other Agreements: We have a receivable sales agreement (“RSA”) with a third-party financial institution that permits us to sell, on a non-recourse basis, up to $100 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. The impact to net cash from operating activities from these transactions was not material in the two quarters ended January 3, 2020 or fiscal 2019, 2018 or 2017.

Contractual Obligations
At January 3, 2020, we had contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Payment Due by Period

	Total	Less than 1 Year	Years 1 - 3	Years 3 - 5	More than 5 Years

	(In millions)
Long-term debt	$6,825	$257	$662	$1,156	$4,750
Purchase obligations (1)	3,395	2,818	528	40	9
Operating lease commitments	1,058	162	257	189	450
Interest on long-term debt	2,603	273	496	441	1,393
Minimum pension contributions (2)	5	5	—	—	—
Total(3)	$13,886	$3,515	$1,943	$1,826	$6,602
_______________

(1)	The purchase obligations of $3.4 billion included $568 million of purchase obligations related to cost-plus type contracts where our costs are fully reimbursable.

(2)
Amount includes fiscal 2020 minimum contributions to non-U.S. pension plans. Contributions beyond fiscal 2020 have not been determined. During the two quarters ended January 3, 2020, we contributed $328 million to our qualified pension plans, including voluntary contributions of $302 million to our U.S. qualified defined benefit pension plans. During fiscal 2018 and 2017, we also made voluntary contributions of $700 million to our U.S. qualified defined benefit pension plans. As a result, we currently do not anticipate making any contributions to our U.S. qualified defined benefit pension plans and only minor contributions to non-U.S. pension plans during fiscal 2020.

(3)	The above table does not include unrecognized tax benefits of $438 million.
Off-Balance Sheet Arrangements
In accordance with the definition under SEC rules, any of the following qualify as off-balance sheet arrangements:

•	Any obligation under certain guarantee contracts;

•	A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•	Any obligation, including a contingent obligation, under certain derivative instruments; and

•
Any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, the registrant, where such entity provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or R&D services with the registrant.

As of January 3, 2020, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of January 3, 2020, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our financial condition, results of operations or cash flows, and we were not a party to any related party transactions that materially affect our financial condition, results of operations or cash flows.
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

Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At January 3, 2020, we had commercial commitments on outstanding surety bonds, standby letters of credit and other arrangements, as follows:

		Expiration of Commitments
	Total	Less than 1 Year	Year 2	Year 3	After 3 years
	(In millions)
Surety bonds used for:
Performance	$539	$395	$16	$10	$118
Standby letters of credit used for:
Down payments	271	155	65	40	11
Performance	345	171	55	47	72
Warranty	77	59	17	—	1
	693	385	137	87	84
Total commitments	$1,232	$780	$153	$97	$202
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
Foreign Exchange and Currency:    Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than functional currencies of such businesses. We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at January 3, 2020 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note 20: Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates:    As of January 3, 2020, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at January 3, 2020 would not have had a material impact on the fair value of these obligations. There is no interest-rate risk associated with long-term fixed-rate debt obligations on our results of operations and cash flows unless existing obligations are refinanced upon maturity at then-current interest rates, because the interest rates are fixed until maturity, and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term fixed-rate debt obligations over the next twelve months. See Note 14: Debt in the Notes for information regarding the maturities of our long-term fixed-rate debt obligations.
We use derivative instruments from time to time to manage our exposure to interest rate risk associated with our anticipated issuance of new long-term fixed-rate notes to repay at maturity our existing long-term fixed-rate debt obligations. If the derivative instrument is designated as a cash flow hedge, gains and losses from changes in the fair value of such instrument are deferred and included as a component of accumulated other comprehensive loss and reclassified to interest expense in the period in which the hedged transaction affects earnings. See Note 20: Derivative Instruments and Hedging Activities in the Notes for additional information.
At January 3, 2020, we had two outstanding treasury lock agreements, with a notional amount of $650 million, to hedge our exposure to fluctuations in the benchmark interest rate (10-year U.S. Treasury rate) associated with our anticipated issuance of long-term fixed-rate notes to redeem or repay at maturity the entire $650 million outstanding principal amount of the 4.95% Notes due February 15, 2021 (“4.95% 2021 Notes”). We designated these treasury locks as cash flow hedges against fluctuations in interest payments on the 4.95% 2021 Notes due to changes in the benchmark interest rate prior to issuance, which we expect to occur before the date of maturity of the 4.95% 2021 Notes. An unrealized after-tax loss of $16 million associated with these treasury locks was deferred in accumulated other comprehensive loss at January 3, 2020. A 10 percent change in the 10-year U.S. Treasury rate at September 27, 2019 would not have had a material impact on the fair value of these treasury lock agreements or our results of operations or cash flows. See Note 20: Derivative Instruments and Hedging Activities in the Notes for additional information.
As of January 3, 2020, we also had long-term variable-rate debt obligations of $250 million of Floating Rate Notes due April 30, 2020. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these debt obligations at January 3, 2020 would not have had a material impact on our results of operations or cash flows. See Note 14: Debt in the Notes for further information.
We have also used short-term variable-rate debt borrowings, primarily under our commercial paper program, which are subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, including bridge financing for strategic acquisitions until longer-term financing arrangements are put in place, temporarily funding repurchases under our share repurchase programs and temporarily funding redemption of long-term debt. The interest rate risk associated with such debt on our results of operations and cash flows is not material due to its temporary nature.
Impact of Foreign Exchange
Approximately 40 percent of our international business was transacted in local currency environments in the two quarters ended January 3, 2020 compared with 18 percent in fiscal 2019 and 22 percent in fiscal 2018. The impact of translating the assets and liabilities of these operations to U.S. Dollars is included as a component of shareholders’ equity. As of January 3, 2020, the cumulative foreign currency translation adjustment included in shareholders’ equity was a $81 million loss compared with a $106 million loss at June 28, 2019 and $99 million loss at June 29, 2018. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in the two quarters ended January 3, 2020 or fiscal 2019, 2018 or 2017.
Impact of Inflation
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not materially adversely impact our gross margin, revenue or operating income in the two quarters ended January 3, 2020 or fiscal 2019, 2018 or 2017.
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
Revenue Recognition
A significant portion of our business is derived from development and production contracts. Revenue and profit related to development and production contracts are generally recognized over time, typically using the percentage of completion (“POC”) cost-to-cost method of revenue recognition, whereby we measure our progress toward completion of performance obligations based on the ratio of costs incurred to date to estimated total costs at completion under the contract. Because costs incurred represent work performed, we believe this method best depicts the transfer of control to the customer. Under the POC cost-to-cost method of revenue recognition, a single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. Recognition of profit on a contract requires estimates of the total cost at completion and transaction price as well as measurement of progress towards completion. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include: the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Factors that must be considered in estimating the total transaction price include contractual cost or performance incentives (such as incentive fees, award fees and penalties) and other forms of variable consideration as well as our historical experience and expectation for performance on the contract. These variable amounts generally are awarded upon achievement of certain negotiated performance metrics, program milestones or cost targets and can be based upon customer discretion. We include such estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
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
EAC adjustments had the following impacts to operating income for the periods presented:

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Favorable adjustments	$303	$138	$127	$117
Unfavorable adjustments	(166)	(121)	(146)	(118)
Net operating income adjustments	$137	$17	$(19)	$(1)
There were no individual impacts to operating income due to EAC adjustments in the two quarters ended January 3, 2020 or in fiscal 2019, 2018 or 2017 that were material to our results of operations on a consolidated or segment basis for such periods.
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
A substantial majority of our revenue is derived from contracts with the U.S. Government, including foreign military sales contracts. These contracts are subject to the FAR and the prices of our contract deliverables are typically based on our estimated or actual costs plus a reasonable profit margin. As a result, the standalone selling prices of the goods and services in these contracts are typically equal to the selling prices stated in the contract, thereby eliminating the need to allocate (or reallocate) the transaction price to the multiple performance obligations. In our non-U.S. Government contracts, when standalone selling prices are not directly observable, we also generally use the expected cost plus a margin approach to determine standalone selling price. In determining the appropriate margin under the cost plus margin approach, we consider historical margins on similar products sold to similar customers or within similar geographies where objective evidence is available. We may also consider our cost structure and profit objectives, the nature of the proposal, the effects of customization of pricing, our practices used to establish pricing of bundled products, the expected technological life of the product, margins earned on similar contracts with different customers and other factors to determine the appropriate margin.
Postretirement Benefit Plans
Certain of our current and former employees participate in defined benefit pension and other postretirement defined benefit plans (collectively, referred to as “defined benefit plans”) in the United States, Canada, United Kingdom and Germany, which are sponsored by L3Harris. The determination of projected benefit obligations and the recognition of expenses related to defined benefit pension plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination and other factors (some of which are disclosed in Note 15: Pension and Other Postretirement Benefits in the Notes). Actual results that differ from our assumptions are accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants.
As part of our accounting for the L3Harris Merger, we completed a valuation and re-measurement of all L3 pension and other postretirement benefit (“OPEB”) plans as of the June 29, 2019 closing date of the L3Harris Merger and we recorded a $233 million increase to L3’s pension and OPEB liability as of June 29, 2019 based on the results of this valuation. The total L3 pension and OPEB liability assumed by L3Harris was $1.4 billion at June 29, 2019. The discount rate assumption used was a yield curve rather than a single interest rate. For the pension plans, the average June 29, 2019 discount rate used was 3.54 percent for U.S. plans and 2.95 percent for Canadian plans. For OPEB plans, the average June 29, 2019 discount rate used was 3.31 percent for U.S. plans and 2.92 percent for Canadian plans. The long‐term expected rate of return on plan assets for the Fiscal Transition Period was 7.75 percent for the majority of our postretirement benefit plans.
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

Obligation assumptions as of:	January 3, 2020	June 28, 2019	June 29, 2018
Discount rate	3.14%	3.35%	4.05%
Rate of future compensation increase	2.80%	2.76%	2.76%

Cost assumptions for fiscal periods ended:	January 3, 2020	June 28, 2019	June 29, 2018
Discount rate to determine service cost	3.11%	3.89%	3.48%
Discount rate to determine interest cost	2.94%	3.75%	3.28%
Expected return on plan assets	7.68%	7.66%	7.66%
Rate of future compensation increase	2.97%	2.76%	2.76%
Key assumptions for the U.S. Salaried Retirement Plan (“U.S. SRP”) (our largest defined benefit plan, with approximately 54% of the total projected benefit obligation as of January 3, 2020) included a discount rate for obligation assumptions of 3.10% and expected return on plan assets of 7.75% for the two quarters ended January 3, 2020, which is being maintained at 7.75% for fiscal 2020. Effective December 31, 2016, accruals under the U.S. SRP benefit formula were frozen for all employees and replaced with a 1% cash balance benefit formula for certain employees who were not highly compensated on December 31, 2016.
Expected Return on Plan Assets
Substantially all of our plan assets are managed on a commingled basis in a master investment trust. We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we consider the plan’s actual historical annual return on assets over the past 15, 20 and 25 years and historical broad market returns over long-term time frames based on our strategic allocation, which is detailed in Note 15: Pension and Other Postretirement Benefits in the Notes. Future returns are based on independent estimates of long-term asset class returns. Based on this approach, the long-term annual rate of return on assets was estimated at 7.68% for the two quarters ended January 3, 2020 and fiscal 2020.

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
Sensitivity Analysis
Pension Expense
A 25 basis point change in the long-term expected rate of return on plan assets and discount rate would have the following effect on the combined U.S. defined benefit pension plans’ pension expense for the next twelve months:

	Increase/(Decrease) in Pension Expense
	25 Basis Point Increase	25 Basis Point Decrease

	(In millions)
Long-term rate of return on assets used to determine net periodic benefit cost	$(19.4)	$19.5
Discount rate used to determine net periodic benefit cost	$7.4	$(7.7)
Projected Benefit Obligation
Funded status is derived by subtracting the respective year-end values of the projected benefit obligations (“PBO”) from the fair value of plan assets. The sensitivity of the PBO to changes in the discount rate varies depending on the magnitude and direction of the change in the discount rate. We estimate that a decrease of 25 basis points in the discount rate of the combined U.S. defined benefit pension plans would increase the PBO by approximately $288.7 million and an increase of 25 basis points would decrease the PBO by approximately $274.7 million.
Fair Value of Plan Assets
The plan assets of our defined benefit plans comprise a broad range of investments, including domestic and international equity securities, fixed income investments, interests in private equity and hedge funds and cash and cash equivalents.
A portion of our defined benefit plans asset portfolio is comprised of investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured using the valuation of the underlying investments or at net asset value. However, in certain instances, the values reported by the asset managers were not current at the measurement date. Consequently, we have estimated adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. Asset values for other positions were generally measured using market observable prices. See Note 15: Pension and Other Postretirement Benefits in the Notes for further information.
Goodwill
Goodwill in our Consolidated Balance Sheet as of January 3, 2020 and June 28, 2019 was $20.0 billion and $5.3 billion, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. We identify potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill, which is adjusted for allocations of Corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
L3Harris Merger Goodwill Allocation
As discussed in more detail in Note 25: Business Segments in the Notes, after the completion of the L3Harris Merger, we adjusted our segment reporting to reflect our new organizational structure effective June 29, 2019. Because our accounting for the L3Harris Merger is still preliminary, we assigned goodwill acquired on a provisional basis. Immediately before and after our goodwill assignments, we completed an assessment of any potential goodwill impairment under our former and new segment reporting structure and determined that no impairment existed. See Note 5: Business Combination and Note 10: Goodwill in the Notes for additional information.
Harris Night Vision Goodwill Allocation
As described in more detail in Note 3: Divestitures, Asset Sales and Discontinued Operations in the Notes, we entered into a definitive agreement to sell the Harris Night Vision business on April 4, 2019 and completed the sale on September 13, 2019. Because the then pending divestiture of the Harris Night Vision business represented the disposal of a portion of a reporting unit within our former Communication System segment, we assigned $30 million of goodwill to the Harris Night Vision business disposal group on a relative fair value basis during the fourth quarter of fiscal 2019, when the held for sale criteria were met. The fair value of the Harris Night Vision business disposal group was determined based on the negotiated selling price, and the fair value of the retained businesses (which comprised the remaining portion of the reporting unit) was determined based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. In conjunction with the relative fair value allocation, we tested goodwill assigned to the disposal group and goodwill assigned to the retained businesses for impairment, and we concluded that goodwill and other assets related to the Harris Night Vision business were not impaired as of June 28, 2019.
IT Services Goodwill Allocation and Impairment
As described in more detail in Note 3: Divestitures, Asset Sales and Discontinued Operations in the Notes, we entered into a definitive agreement to sell IT Services on January 26, 2017 and completed the sale on April 28, 2017. Because the then-pending divestiture of IT Services represented the disposal of a portion of a reporting unit within our former Critical Networks segment, we assigned $487 million of goodwill to the IT Services disposal group on a relative fair value basis during the third quarter of fiscal 2017, when the held for sale criteria were met. The fair value of the IT Services disposal group was determined based on the negotiated selling price, and the fair value of the retained businesses (which comprised the remaining portion of the reporting unit) was determined based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. In conjunction with the relative fair value allocation, we tested goodwill assigned to the disposal group and goodwill assigned to the retained businesses for impairment. As a result, we concluded, in connection with the preparation of our financial statements for the third quarter of fiscal 2017, that goodwill and other assets related to IT Services were impaired as of March 31, 2017, and we recorded a non-cash impairment charge of $240 million in discontinued operations, $228 million of which related to goodwill. The goodwill impairment charge was non-deductible for tax purposes.
Fiscal 2017, 2018 and 2019 and Fiscal Transition Period Impairment Tests
We perform an annual impairment test of our goodwill as of the first day of our fourth fiscal quarter of each year, and more frequently if we believe indicators of impairment exist. Following our fiscal year end change, we made a corresponding change to our annual impairment assessment date and will continue to perform annual impairment test on the first day of our fourth quarter, which for the Fiscal Transition Period was September 28, 2019 (the first day of the last quarter of the Fiscal Transition Period).
We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is our business segment level or one level below the business segment. Some of our segments are comprised of several reporting units. Allocation of goodwill to several reporting units could make it more likely that we will have an impairment charge in the future. An impairment charge to one of our reporting units could have a material impact on our financial condition and results of operations.
The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. To test goodwill for impairment, we may perform both qualitative and quantitative assessments. If we elect to perform a qualitative assessment for a certain reporting unit, we evaluate events and circumstances impacting the reporting unit to determine the probability that goodwill is impaired. If we determine it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative assessment.
Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. These factors include: (i) deterioration in the general economy; (ii) deterioration in the environment in which the company operates; (iii) increase in raw materials, labor or other costs; (iv) negative or declining cash flows; (v) changes in management, changes in strategy, or significant litigation; (vi) change in the composition or carrying amount of net assets or an expectation of disposing all or a portion of the reporting unit; or (vii) a sustained decrease in share price.
If we perform a quantitative assessment for a certain reporting unit, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value. We estimate fair values of our reporting units based on projected cash flows, and sales and/or earnings multiples applied to the latest twelve months’ sales and earnings of our reporting units. Projected cash flows are based on our best estimate of future sales, operating costs and balance sheet metrics reflecting our view of the financial and market conditions of the underlying business; and the resulting cash flows are discounted using an appropriate discount rate that reflects the risk in the forecasted cash flows. The sales and earnings multiples applied to the sales and earnings of our reporting units are based on current multiples of sales and earnings for similar businesses, and based on sales and earnings multiples paid for recent acquisitions of similar businesses made in the marketplace. We then assess whether any implied control premium, based on a comparison of fair value based purely on our stock price and outstanding shares with fair value determined by using all of the above-described models, is reasonable.

We tested goodwill for impairment as of September 28, 2019 and the estimated fair value for each of our reporting units exceeded its carrying amount.
Accounting for Business Combinations
We follow the acquisition method of accounting to record identifiable assets acquired, liabilities assumed and noncontrolling interests in the acquiree recognized in connection with acquired businesses at their estimated fair value as of the date of acquisition.
Intangible assets from business combinations are recognized at their estimated fair values as of the date of acquisition and generally consist of customer relationships, trade names, developed technology and in-process R&D (“IPR&D”). Determination of the estimated fair value of intangible assets requires judgment. The fair value of customer contractual relationships is determined based on estimates and judgments regarding future after-tax earnings and cash flows arising from follow-on sales on contract renewals expected from customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory asset charge, all of which is discounted to present value. The fair value of trade name intangible assets is determined utilizing the relief from royalty method. Under this form of the income approach, a royalty rate based on observed market royalties is applied to projected revenue supporting the trade name and discounted to present value using an appropriate discount rate. Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. Finite-lived intangible assets are amortized to expense over their useful lives, generally ranging from three to twenty years. The preliminary estimated fair value of identifiable intangible assets acquired in connection with the L3Harris Merger was approximately $7.9 billion.
We assess the recoverability of finite-lived intangible assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows of the assets. If the sum of expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. See Note 5: Business Combination and Note 11: Intangible Assets for additional information.
Income Taxes
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We have not made any material changes in the methodologies used to determine our tax valuation allowances during the two quarters ended January 3, 2020 or the previous three fiscal years.
Our Consolidated Balance Sheet as of January 3, 2020 included deferred tax assets of $102 million and deferred tax liabilities of $1.48 billion. This compares with deferred tax assets of $173 million and deferred tax liabilities of $12 million as of June 28, 2019 and deferred tax assets of $119 million and deferred tax liabilities of $79 million as of June 29, 2018. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $185 million as of January 3, 2020 compared with $159 million as of June 28, 2019 and $181 million as of June 29, 2018. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.
The evaluation of tax positions taken in a filed tax return, or planned to be taken in a future tax return or claim, involves inherent uncertainty and requires the use of judgment. We evaluate our income tax positions and record tax benefits for all years subject to examination based on our assessment of the facts and circumstances as of the reporting date. For tax positions where it is more likely than not that a tax benefit will be realized, we record the largest amount of tax benefit with a greater than 50 percent probability of being realized upon ultimate settlement with the applicable taxing authority, assuming the taxing authority has full knowledge of all relevant information. For income tax positions where it is not more likely than not that a tax benefit will be realized, we do not recognize a tax benefit in our Consolidated Financial Statements.
As of January 3, 2020, we had $438 million of unrecognized tax benefits, of which $313 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. As of June 28, 2019, we had $204 million of unrecognized tax benefits, of which $162 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. As of June 29, 2018, we had $102 million of unrecognized tax benefits, of which $92 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.
It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefits during the course of the next twelve months as ongoing tax examinations continue, other tax examinations commence or various statutes of limitations expire. However, an estimate of the range of possible changes cannot be made for remaining unrecognized tax benefits because of the significant number of jurisdictions in which we do business and the number of open tax periods. See Note 23: Income Taxes for additional information.
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

•	Our commercial aviation products, systems and services business is affected by global demand and economic factors that could negatively impact our financial results.

•	We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.

•	Changes in our effective tax rate may have an adverse effect on our results of operations.

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
In addition, we are exposed to market return fluctuations on our defined benefit plans. A material adverse decline in the value of these assets and/or the discount rate for projected benefit obligations would result in a decrease in the funded status of the defined benefit plans, an increase in net periodic benefit cost and an increase in required funding. To protect against declines in the discount rate (i.e., interest rates), we will continue to monitor the performance of these assets and market conditions as we evaluate the amount of future contributions. For further information, see Note 15: Pension and Other Postretirement Benefits in the Notes, which information is incorporated by reference into this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Management’s Report on Internal Control Over Financial Reporting	64
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	65
Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	68
Consolidated Statement of Income — Two Quarters ended January 3, 2020 and Fiscal Years ended June 28, 2019; June 29, 2018; and June 30, 2017	69
Consolidated Statement of Comprehensive Income — Two Quarters ended January 3, 2020 and Fiscal Years ended June 28, 2019; June 29, 2018; and June 30, 2017	70
Consolidated Balance Sheet — January 3, 2020, June 28, 2019 and June 29, 2018	71
Consolidated Statement of Cash Flows — Two Quarters ended January 3, 2020 and Fiscal Years ended June 28, 2019; June 29, 2018; and June 30, 2017	72
Consolidated Statement of Equity — Two Quarters ended January 3, 2020 and Fiscal Years ended June 28, 2019; June 29, 2018; and June 30, 2017	73
Notes to Consolidated Financial Statements	74
Supplementary Financial Information	127

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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of January 3, 2020.
Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting the internal controls of L3 Technologies, Inc. (“L3”), which the Company merged with on June 29, 2019, and whose financial statements represent 15 percent of the Company’s total assets, excluding the preliminary value of goodwill and other intangible assets, as of January 3, 2020, and 61 percent of the Company’s total revenue for the two quarters then ended. Management will include the internal controls of L3 in its assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of fiscal 2020.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 68 of this Transition Report on Form 10-KT.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of L3Harris Technologies, Inc. (the Company) as of January 3, 2020, June 28, 2019 and June 29, 2018, the related consolidated statements of income, comprehensive income, cash flows and equity for the two quarters ended January 3, 2020 and for each of the three years in the period ended June 28, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2020, June 28, 2019 and June 29, 2018, and the results of its operations and its cash flows for the two quarters ended January 3, 2020 and each of the three years in the period ended June 28, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Cost estimation for revenue recognition on development and production contracts
Description of the Matter
As described in Note 1 of the consolidated financial statements, the Company recognized revenue for certain of its development and production contracts over time, typically using a percentage of completion cost-to-cost method, which required estimates of the total cost to be incurred for each contract at completion. At the outset of the contract, the Company establishes an estimated total cost to complete, taking into consideration the complexity and perceived risks associated with the technical, schedule and cost aspects of the contract. After establishing the estimated total cost to complete, the Company reviews the progress and performance on its ongoing development and production contracts at least quarterly and updates the estimated total cost to complete as needed. Such estimates are subject to change during the performance of the contract and significant changes in estimates could have a material effect on the Company’s results of operations.
Auditing the cost estimation for development and production contracts involved subjective auditor judgment because the Company’s development of the estimated total cost at completion required estimates of the cost of the work to be completed based on the Company’s assumptions around achieving the technical, schedule and cost aspects of its development and production contracts. In determining the estimates of the cost of the work to be completed, the Company considered the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Estimates of total cost at completion were also affected by management’s assessment of the current status of the contract and expectation for performance on the contract, as well as historical experience.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s accounting for cost estimation for development and production contracts. For example, we tested certain controls over management’s review of the estimate at completion analyses and the significant assumptions underlying the estimated total costs to complete. We also tested certain of management’s controls to validate that the data used in the estimate at completion analyses was complete and accurate.
To test the cost estimation for development and production contracts, our audit procedures included, among others, obtaining an understanding of the contract, meeting with program management to confirm our understanding of the risks associated with the arrangement and the current contract performance, review of customer correspondence and contractual milestones, and comparing cost estimates to historical cost experience with similar contracts, when applicable. Additionally, we obtained an understanding of the Company’s past performance of estimating total costs to complete by reviewing changes in the cost estimates from previous periods and reviewing the overall accuracy of management’s cost to completion estimations through lookback analyses.
.

Valuation of acquired intangible assets
Description of the Matter
As described in Note 5 to the consolidated financial statements, the Company completed its merger with L3 Technologies, Inc. (L3) on June 29, 2019 for net consideration of $18.7 billion. The merger was accounted for using the acquisition method of accounting, and the Company was treated as the accounting acquirer. The Company’s accounting for the acquisition included determining the fair value of the intangible assets acquired of $7.9 billion, which primarily included customer relationships and tradenames.
Auditing the Company's accounting for the acquired intangible assets involved subjective auditor judgment due to the significant estimation required in management’s determination of the fair value of intangible assets. The Company used a discounted cash flow valuation method to measure the customer relationship intangible assets and a relief from royalty valuation method to measure the tradename intangible assets. The significant estimation was due to the sensitivity of the respective fair values to the underlying significant assumptions, which included discount rates, royalty rates, and certain assumptions that formed the basis of the forecasted revenues. These significant assumptions relate to the future performance of L3, are forward-looking, and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for accounting for the acquired intangible assets. For example, we tested controls over management’s review of the valuation of acquired intangible assets, including the review of the valuation models and the significant assumptions used in the valuations. We also tested management’s controls to validate that the data used in the valuation models was complete and accurate.
To test the fair value of these acquired intangible assets, our audit procedures included, among others, evaluating the Company's use of valuation methodologies, evaluating the prospective financial information and testing the completeness and accuracy of underlying data. For example, we involved our valuation specialists to assist in evaluating the valuation methods used by the Company and testing the significant assumptions used to value the acquired intangible assets. We compared the significant assumptions to current industry, market and economic trends, historical results of L3 and other relevant factors. We also performed sensitivity analyses of the significant assumptions to evaluate the change in the fair value of the acquired intangible assets resulting from changes in such assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since at least 1932, but we are unable to determine the specific year.
Orlando, Florida
March 3, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.
Opinion on Internal Control over Financial Reporting
We have audited L3Harris Technologies, Inc.’s internal control over financial reporting as of January 3, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L3Harris Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 3, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2020, June 28, 2019 and June 29, 2018, the related consolidated statements of income, comprehensive income, cash flows and equity for the two quarters ended January 3, 2020 and for each of the three years in the period ended June 28, 2019, and the related notes and our report dated March 3, 2020 expressed an unqualified opinion thereon.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of L3 Technologies, Inc., which is included in the 2019 consolidated financial statements of the Company as of January 3, 2020 and constituted 15% of L3Harris Technologies’ total assets, excluding the preliminary value of goodwill and other intangible assets as of January 3, 2020, and 61% of L3Harris Technologies’ total revenue for the two quarters then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of L3 Technologies, Inc.
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

/s/ Ernst & Young LLP
Orlando, Florida
March 3, 2020

CONSOLIDATED STATEMENT OF INCOME

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017
	(In millions, except per share amounts)
Revenue from product sales and services
Revenue from product sales	$6,908	$5,638	$5,038	$4,667
Revenue from services	2,355	1,163	1,130	1,230
	9,263	6,801	6,168	5,897
Cost of product sales and services
Cost of product sales	(4,996)	(3,615)	(3,239)	(3,058)
Cost of services	(1,730)	(852)	(827)	(796)
	(6,726)	(4,467)	(4,066)	(3,854)
Engineering, selling and administrative expenses	(1,927)	(1,242)	(1,182)	(1,150)
Gain on sale of business	229	—	—	—
Non-operating income	192	188	156	166
Interest income	12	2	2	2
Interest expense	(135)	(169)	(170)	(172)
Income from continuing operations before income taxes	908	1,113	908	889
Income taxes	(73)	(160)	(206)	(261)
Income from continuing operations	835	953	702	628
Discontinued operations, net of income taxes	(1)	(4)	(3)	(85)
Net income	834	949	699	543
Noncontrolling interests, net of income taxes	(12)	—	—	—
Net income attributable to L3Harris Technologies, Inc.	$822	$949	$699	$543

Amount attributable to L3Harris Technologies, Inc. common shareholders
Income from continuing operations	$823	$953	$702	$628
Discontinued operations, net of income taxes	(1)	(4)	(3)	(85)
Net income	$822	$949	$699	$543

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic
Continuing operations	$3.72	$8.06	$5.90	$5.11
Discontinued operations	—	(0.03)	(0.02)	(0.69)
	$3.72	$8.03	$5.88	$4.42
Diluted
Continuing operations	$3.68	$7.89	$5.78	$5.04
Discontinued operations	(0.01)	(0.03)	(0.02)	(0.68)
	$3.67	$7.86	$5.76	$4.36
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017
	(In millions)
Net income	$834	$949	$699	$543
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	25	(7)	15	(34)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	(17)	(18)	1	1
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	178	(480)	93	200
Other comprehensive income (loss), net of income taxes	186	(505)	109	167
Total comprehensive income	1,020	444	808	710
Comprehensive income attributable to noncontrolling interests	(12)	—	—	—
Total comprehensive income attributable to L3Harris Technologies, Inc.	$1,008	$444	$808	$710
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

	January 3, 2020	June 28, 2019	June 29, 2018

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$824	$530	$288
Receivables	1,216	457	466
Contract assets	2,459	807	782
Inventories	1,219	360	411
Income taxes receivable	202	191	174
Other current assets	392	100	103
Assets of disposal group held for sale	—	133	—
Total current assets	6,312	2,578	2,224
Non-current Assets
Property, plant and equipment	2,117	894	900
Operating lease right-of-use assets	837	—	—
Goodwill	20,001	5,340	5,372
Other intangible assets	8,458	870	989
Deferred income taxes	102	173	119
Other non-current assets	509	262	247
Total non-current assets	32,024	7,539	7,627
	$38,336	$10,117	$9,851
Liabilities and Equity
Current Liabilities
Short-term debt	$3	$103	$78
Accounts payable	1,261	525	622
Contract liabilities	1,214	496	372
Compensation and benefits	460	161	142
Other accrued items	790	283	317
Income taxes payable	24	8	15
Current portion of long-term debt, net	257	656	304
Liabilities of disposal group held for sale	—	36	—
Total current liabilities	4,009	2,268	1,850
Non-current Liabilities
Defined benefit plans	1,819	1,174	714
Operating lease liabilities	781	—	—
Long-term debt, net	6,694	2,763	3,408
Deferred income taxes	1,481	12	79
Other long-term liabilities	808	537	522
Total non-current liabilities	11,583	4,486	4,723
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 218,226,614, 118,552,599 and 118,280,120 shares at January 3, 2020, June 28, 2019 and June 29, 2018, respectively	218	119	118
Other capital	20,694	1,778	1,714
Retained earnings	2,183	2,173	1,648
Accumulated other comprehensive loss	(508)	(707)	(202)
Total shareholders’ equity	22,587	3,363	3,278
Noncontrolling interests	157	—	—
Total equity	22,744	3,363	3,278
	$38,336	$10,117	$9,851
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Operating Activities
Net income	$834	$949	$699	$543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	442	258	259	311
Share-based compensation	227	141	82	42
Qualified pension plan contributions	(328)	(1)	(301)	(589)
Pension and other postretirement benefit plan income	(129)	(150)	(144)	(105)
Gain on pension plan curtailment	(23)	—	—	—
Impairment of goodwill and other assets	46	—	—	240
(Gain) loss on sale of businesses, net	(229)	—	—	14
Gain on sale of asset group	(12)	—	—	—
Loss on extinguishment of debt	2	—	24	—
Deferred income taxes	—	44	320	86
(Increase) decrease in:
Accounts receivable	74	(9)	(101)	24
Contract assets	15	(25)	(76)	156
Inventories	158	(1)	(19)	(32)
Increase (decrease) in:
Accounts payable	(148)	(84)	82	18
Contract liabilities	—	124	81	(31)
Compensation and benefits	(28)	19	2	(37)
Other accrued items	(128)	(78)	(38)	(76)
Income taxes	47	(23)	(117)	26
Other	119	21	(2)	(21)
Net cash provided by operating activities	939	1,185	751	569
Investing Activities
Net cash acquired in L3Harris Merger	1,130	—	—	—
Net additions of property, plant and equipment	(173)	(161)	(136)	(119)
Proceeds from sales of businesses, net	343	—	—	1,014
Adjustment to proceeds from sale of business	—	—	(2)	(25)
Proceeds from sale of asset group	20	—	—	—
Other investing activities	—	2	(3)	—
Net cash provided by (used in) investing activities	1,320	(159)	(141)	870
Financing Activities
Net proceeds from borrowings	396	27	1,387	85
Repayments of borrowings	(505)	(308)	(1,658)	(584)
Proceeds from exercises of employee stock options	109	50	34	54
Repurchases of common stock	(1,500)	(200)	(272)	(710)
Cash dividends	(337)	(325)	(272)	(262)
Distributions to noncontrolling interests	(10)	—	—	—
Tax withholding payments associated with vested share-based awards	(86)	(24)	(17)	(21)
Other financing activities	(38)	(1)	(7)	—
Net cash used in financing activities	(1,971)	(781)	(805)	(1,438)
Effect of exchange rate changes on cash and cash equivalents	6	(3)	(1)	(4)
Net increase (decrease) in cash and cash equivalents	294	242	(196)	(3)
Cash and cash equivalents, beginning of period	530	288	484	487
Cash and cash equivalents, end of period	$824	$530	$288	$484
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EQUITY

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity

	(In millions, except per share amounts)
Balance at July 1, 2016 — As Reported	$125	$2,096	$1,330	$(495)	$1	$3,057
Cumulative effect of adopting ASC 606	—	—	(15)	—	—	(15)
Net income	—	—	543	—	—	543
Other comprehensive income	—	—	—	167	—	167
Net accumulated foreign currency loss reclassified to earnings	—	—	—	52	—	52
Shares issued under stock incentive plans	1	53	—	—	—	54
Share-based compensation expense	—	40	—	—	—	40
Repurchases and retirement of common stock	(6)	(410)	(278)	—	—	(694)
Forward contract component of accelerated share repurchase	—	(38)	—	—	—	(38)
Cash dividends ($2.12 per share)	—	—	(262)	—	—	(262)
Other activity related to noncontrolling interests	—	—	—	—	(1)	(1)
Balance at June 30, 2017	120	1,741	1,318	(276)	—	2,903
Reclassifications due to adoption of accounting standards updates	—	—	35	(35)	—	—
Net income	—	—	699	—	—	699
Other comprehensive income	—	—	—	109	—	109
Shares issued under stock incentive plans	—	33	—	—	—	33
Shares issued under defined contribution plans	—	31	—	—	—	31
Share-based compensation expense	—	49	—	—	—	49
Repurchases and retirement of common stock	(2)	(178)	(132)	—	—	(312)
Forward contract component of accelerated share repurchase	—	38	—	—	—	38
Cash dividends ($2.28 per share)	—	—	(272)	—	—	(272)
Balance at June 29, 2018	118	1,714	1,648	(202)	—	3,278
Net income	—	—	949	—	—	949
Other comprehensive income	—	—	—	(505)	—	(505)
Shares issued under stock incentive plans	1	49	—	—	—	50
Shares issued under defined contribution plans	1	82	—	—	—	83
Share-based compensation expense	—	57	—	—	—	57
Repurchases and retirement of common stock	(1)	(124)	(99)	—	—	(224)
Cash dividends ($2.74 per share)	—	—	(325)	—	—	(325)
Balance at June 28, 2019	119	1,778	2,173	(707)	—	3,363
Net income	—	—	822	—	12	834
Other comprehensive income	—	—	—	186	—	186
Shares issued for L3Harris Merger	104	19,696	—	—	—	19,800
Equity issuance costs	—	(2)	—	—	—	(2)
Net loss from postretirement obligations and hedging derivatives reclassified to earnings	—	—	—	13	—	13
Shares issued under stock incentive plans	2	107	—	—	—	109
Shares issued under defined contribution plans	—	101	—	—	—	101
Share-based compensation expense	—	122	—	—	—	122
Repurchases and retirement of common stock	(7)	(1,104)	(475)	—	—	(1,586)
Cash dividends ($1.50 per share)	—	—	(337)	—	—	(337)
Distributions to noncontrolling interests	—	—	—	—	(10)	(10)
Fair value of noncontrolling interest recognized in purchase accounting	—	—	—	—	155	155
Other	—	(4)	—	—	—	(4)
Balance at January 3, 2020	$218	$20,694	$2,183	$(508)	$157	$22,744
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Organization — L3Harris Technologies, Inc., together with its subsidiaries, is an agile global aerospace and defense technology innovator, delivering end-to-end solutions that meet customers’ mission-critical needs. We provide advanced defense and commercial technologies across air, land, sea, space and cyber domains. We support government and commercial customers in 130 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of January 3, 2020, we had approximately 50,000 employees, including approximately 20,000 engineers and scientists.
Principles of Consolidation — Our Consolidated Financial Statements include the accounts of L3Harris Technologies, Inc. and its consolidated subsidiaries. As used in these Notes to Consolidated Financial Statements (these “Notes”), the terms “L3Harris,” “Company,” “we,” “our” and “us” refer to L3Harris Technologies, Inc. and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated.
On October 12, 2018, Harris Corporation, a Delaware corporation (“Harris”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with L3 Technologies, Inc., a Delaware corporation (“L3”), and Leopard Merger Sub Inc., a Delaware corporation and a newly formed, direct wholly owned subsidiary of Harris (“Merger Sub”), pursuant to which Harris and L3 agreed to combine their respective businesses in an all-stock merger, at the closing of which Merger Sub would merge with and into L3, with L3 continuing as the surviving corporation and a direct wholly-owned subsidiary of Harris (the “L3Harris Merger”).
The closing of the L3Harris Merger occurred on June 29, 2019 (“Closing Date”), after the end of Harris’ fiscal 2019 on June 28, 2019. Upon completion of the L3Harris Merger, Harris was renamed “L3Harris Technologies, Inc.”, and each share of L3 common stock converted into the right to receive 1.30 shares (“Exchange Ratio”) of L3Harris common stock. Shares of L3Harris common stock, which previously traded under ticker symbol “HRS” on the New York Stock Exchange (“NYSE”) prior to completion of the L3Harris Merger, are traded under ticker symbol “LHX” following completion of the L3Harris Merger. L3Harris was owned on a fully diluted basis approximately 54 percent by Harris shareholders and 46 percent by L3 shareholders immediately following the completion of the L3Harris Merger.
We are accounting for the L3Harris Merger under the acquisition method of accounting. Under the acquisition method of accounting, we are required to measure identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree at their fair values as of the Closing Date. The excess of the consideration transferred over those fair values is recorded as goodwill. See Note 5: Business Combination in these Notes for additional information related to the L3Harris Merger.
We implemented a new organizational structure effective on June 29, 2019, which resulted in changes to our operating segments, which are also reportable segments and referred to as our business segments. The historical results, discussion and presentation of our business segments as set forth in the accompanying Consolidated Financial Statements and these Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these changes.
On September 13, 2019, we completed the sale of the Harris Night Vision business to Elbit Systems of America, LLC, a subsidiary of Elbit Systems Ltd., for $350 million (net cash proceeds of $343 million after selling costs and estimated purchase price adjustments), subject to final customary purchase price adjustments as set forth in the definitive agreement. The Harris Night Vision business was not included in any of the business segments in our new organizational structure and the operating results of the Harris Night Vision business through the date of the divestiture are discussed and presented as part of “Other non-reportable business segments” in this Report. See Note 3: Divestitures, Asset Sales and Discontinued Operations in these Notes for more information regarding the divestiture of the Harris Night Vision business.
Amounts contained in this Report may not always add to totals due to rounding.
Fiscal Year — This Transition Report on Form 10-KT covers the transition period from June 29, 2019 through January 3, 2020 (“Fiscal Transition Period”). Through fiscal 2019, our fiscal year ended on the Friday nearest June 30. Commencing with the Fiscal Transition Period, our fiscal year ends on the Friday nearest December 31. Our Fiscal Transition Period included 27 weeks and each of our fiscal years ended June 28, 2019, June 29, 2018 and June 30, 2017 included 52 weeks. Prior year financial information comparable to the Fiscal Transition Period for the two quarters ended December 28, 2018 represent the unaudited prior two quarters period results for the comparative period ended December 28, 2018, which included 26 weeks. See Note 27: Transition Period Comparative Data (Unaudited) in these Notes for additional information.
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
Fair Value of Financial Instruments — The carrying amounts reflected in our Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, non-current receivables, notes receivable, accounts payable, short-term debt and long-term variable-rate debt approximate their fair values. Fair values for long-term fixed-rate debt are primarily based on quoted market prices for those or similar instruments. See Note 14: Debt in these Notes for additional information regarding fair values for our long-term fixed-rate debt. A discussion of fair values for our derivative financial instruments is included under the caption “Financial Instruments and Risk Management” in this Note 1: Significant Accounting Policies.
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
Accounts Receivable — We record receivables at net realizable value and they generally do not bear interest. This value includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. We calculate this allowance based on our history of write-offs, level of past due accounts and economic status of the customers. We consider a receivable delinquent if it is unpaid after the term of the related invoice has expired. Write-offs are recorded at the time a customer receivable is deemed uncollectible. See Note 6: Receivables in these Notes for additional information regarding accounts receivable.
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
Contract assets related to amounts withheld by customers until contract completion are not considered a significant financing component of our contracts because the intent is to protect the customers from our failure to satisfactorily complete our performance obligations. Payments received from customers in advance of revenue recognition are not considered a significant financing component of our contracts because they are utilized to pay for contract costs within a one-year period or are requested by us to ensure the customers meet their payment obligations. See Note 7: Contract Assets and Contract Liabilities in these Notes for additional information.
Inventories — Inventories are valued at the lower of cost (determined by average and first-in, first-out methods) or net realizable value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory primarily based on our estimated forecast of product demand, anticipated end of product life and production requirements. See Note 8: Inventories in these Notes for additional information regarding inventories.

Costs to Obtain or Fulfill a Contract — Costs to obtain a contract are incremental direct costs incurred to obtain a contract with a customer, including sales commissions and dealer fees, and are capitalized if material. Costs to fulfill a contract include costs directly related to a contract or specific anticipated contract (for example, mobilization, set-up and certain design costs) that generate or enhance our ability to satisfy our performance obligations under these contracts. These costs are capitalized to the extent they are expected to be recovered from the associated contract. Capitalized costs to obtain or fulfill a contract are amortized to expense over the expected period of benefit for contracts with terms greater than one year on a systematic basis that is consistent with the pattern of transfer of the associated goods and services to the customer. As a practical expedient, capitalized costs to obtain or fulfill a contract with a term of one year or less are expensed as incurred. As of January 3, 2020, “Other current assets” and “Other non-current assets” in our Consolidated Balance Sheet included $14 million and $48 million, respectively, of capitalized costs to obtain or fulfill a contract. Capitalized costs to obtain or fulfill a contract were not material as of June 28, 2019.
Property, Plant and Equipment — Property, plant and equipment are carried on the basis of cost and include software capitalized for internal use. Depreciation of buildings, machinery and equipment is computed by the straight-line and accelerated methods. The estimated useful lives of buildings, including leasehold improvements, generally range between 2 and 45 years. The estimated useful lives of machinery and equipment generally range between 2 and 10 years. Amortization of internal-use software begins when the software is put into service and is based on the expected useful life of the software. The useful lives over which we amortize internal-use software generally range between 3 and 10 years. See Note 9: Property, Plant and Equipment in these Notes for additional information regarding property, plant and equipment.
Goodwill — We follow the acquisition method of accounting to record the assets and liabilities of acquired businesses at their estimated fair value at the date of acquisition. We initially record goodwill for the amount the consideration transferred exceeds the acquisition-date fair value of net identifiable assets acquired.
We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is our business segment level or one level below the business segment. We test our goodwill for impairment annually, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. Such events or circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business or the disposal of all or a portion of a reporting unit.
We perform an annual impairment review of our goodwill as of the first day of our fourth fiscal quarter of each year, and more frequently if we believe indicators of impairment exist. Following our fiscal year end change, we made a corresponding change to our annual impairment assessment date and will continue to perform annual impairment review on the first day of our fourth quarter, which for the Fiscal Transition Period was September 28, 2019 (the first day of the last quarter of the Fiscal Transition Period).
To test goodwill for impairment, we may perform both qualitative and quantitative assessments. If we elect to perform a qualitative assessment for a certain reporting unit, we evaluate events and circumstances impacting the reporting unit to determine the probability that goodwill is impaired. If we determine it is more-likely-than-not that the fair value of  the reporting unit is less than its carrying amount, we measure any loss from an impairment by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired, and an impairment loss is recognized in an amount equal to that excess. See Note 3: Divestitures, Asset Sales and Discontinued Operations, Note 5: Business Combination and Note 10: Goodwill in these Notes for additional information regarding goodwill.
Long-Lived Assets, Including Intangible Assets — Long-lived assets, including finite-lived intangible assets, are amortized to expense over their useful lives either according to the underlying economic benefit as reflected by future net cash inflows or on a straight-line basis depending on the nature of the asset. We assess the recoverability of the carrying value of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. Indefinite-lived intangible assets are not amortized, but are tested annually for impairment. This testing compares the fair value of the asset to its carrying amount, and, when appropriate, the carrying amount of these assets is reduced to its fair value. See Note 9: Property, Plant and Equipment and Note 11: Intangible Assets in these Notes for additional information regarding long-lived assets and intangible assets.
Other Assets and Liabilities — No assets within the “Other current assets” or “Other non-current assets” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current assets or total assets, respectively, at January 3, 2020, June 28, 2019 or June 29, 2018. No accrued liabilities or expenses within the “Other accrued items” or “Other long-term liabilities” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current liabilities or total liabilities, respectively, at January 3, 2020, June 28, 2019 or June 29, 2018.
Income Taxes — We follow the liability method of accounting for income taxes. We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. See Note 23: Income Taxes in these Notes for additional information regarding income taxes.
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

Segment	Average Warranty Period
Integrated Mission Systems	One to three years
Space and Airborne Systems	One to three years
Communication Systems	One to five years
Aviation Systems	One to two years

Because our products are manufactured, in many cases, to customer specifications and their acceptance is based on meeting those specifications, we historically have experienced minimal warranty costs. Factors that affect our warranty liability include the number of installed units, historical experience, anticipated delays in delivery of products to end customers, in-country support for international sales and our assumptions regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability as necessary. See Note 12: Accrued Warranties in these Notes for additional information regarding warranties.
Foreign Currency Translation — The functional currency for most international subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity.
Stock Options and Other Share-Based Compensation — We measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize cost over the vesting period, with forfeitures recognized as they occur. It is our practice to issue shares when options are exercised. See Note 16: Stock Options and Other Share-Based Compensation in these Notes for additional information regarding share-based compensation.
Restructuring and Other Exit Costs — We record restructuring and other exit costs at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period. These costs are included as a component of the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Consolidated Statement of Income. See Note 4: Restructuring and Other Exit Costs in these Notes for additional information regarding restructuring and other exit costs.
Revenue Recognition — We account for a contract when it has approval and commitment from all parties, the rights and payment terms of the parties can be identified, the contract has commercial substance and the collectibility of the consideration, or transaction price, is probable. Our contracts are often subsequently modified to include changes in specifications, requirements or price that may create new or change existing enforceable rights and obligations. We do not account for contract modifications (including unexercised options) or follow-on contracts until they meet the requirements noted above to account for a contract.
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
For performance obligations to provide services that are satisfied over time, we recognize revenue either on a straight-line basis, the POC cost-to-cost method, or based on the right-to-invoice method (i.e., based on our right to bill the customer), depending on which method best depicts transfer of control to the customer.
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
Net EAC adjustments had the following impact to earnings for the periods presented:

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions, except per share amounts)
Net EAC adjustments, before income taxes	$137	$17	$(19)	$(1)
Net EAC adjustments, net of income taxes	$103	$13	$(13)	$(1)
Net EAC adjustments, net of income taxes, per diluted share	$0.46	$0.10	$(0.11)	$(0.01)

Revenue recognized from performance obligations satisfied in prior periods was $98 million for the two quarters ended January 3, 2020. Revenue recognized from performance obligations satisfied in prior periods was $59 million, $43 million and $45 million for fiscal 2019, 2018 and 2017, respectively.
Bill-and-Hold Arrangements: For certain of our contracts, the finished product may temporarily be stored at our location under a bill-and-hold arrangement. Revenue is recognized on bill-and-hold arrangements at the point in time when the customer obtains control of the product and all of the following criteria have been met: the arrangement is substantive (for example, the customer has requested the arrangement); the product is identified separately as belonging to the customer; the product is ready for physical transfer to the customer; and we do not have the ability to use the product or direct it to another customer. In determining when the customer obtains control of the product, we consider certain indicators, including whether we have a present right to payment from the customer, whether title and/or significant risks and rewards of ownership have transferred to the customer and whether customer acceptance has been received (in the case of arrangements with customer acceptance provisions).
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

Retirement and Post-Employment Benefits — Defined benefit plans that we sponsor are accounted for as defined benefit pension and other postretirement defined benefit plans (collectively referred to as “defined benefit plans”). Accordingly, the funded or unfunded position of each defined benefit plan is recorded in our Consolidated Balance Sheet. Actuarial gains and losses and prior service costs or credits that have not yet been recognized through income are recorded in the “Accumulated other comprehensive loss” line item within equity in our Consolidated Balance Sheet, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to defined benefit plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, the rate of future compensation increases, mortality, termination, and health care cost trend rates. We develop each assumption using relevant Company experience in conjunction with market-related data. Actuarial assumptions are reviewed annually with third-party consultants and adjusted as appropriate. For the recognition of net periodic benefit cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last five years, to be phased in over five years. Actual results that differ from our assumptions are accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants. The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date. The measurement date for valuing defined benefit plan assets and obligations is the end of the month closest to our fiscal year end.
We record the service cost component of net periodic benefit income in the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Consolidated Statement of Income. The non-service cost components of net periodic benefit income are included in the “Non-operating income” line item in our Consolidated Statement of Income.
See Note 15: Pension and Other Postretirement Benefits in these Notes for additional information regarding our defined benefit plans.
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
As of January 3, 2020, we were named, and continue to be named, as a potentially responsible party at 84 sites where future liabilities could exist. These sites included 8 sites owned by us, 66 sites associated with our former and current locations or operations and 10 hazardous waste treatment, storage or disposal facility sites not owned by us that contain hazardous substances allegedly attributable to us from past operations.
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was approximately $115 million. The current portion of our estimated environmental liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet.
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
Financial Guarantees and Commercial Commitments — Financial guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. As of January 3, 2020, we did not have material financial guarantees and there were no such contingent commitments accrued for in our Consolidated Balance Sheet.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers.
Financial Instruments and Risk Management — In the normal course of business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. We recognize all derivatives in our Consolidated Balance Sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. We do not hold or issue derivatives for speculative trading purposes. See Note 20: Derivative Instruments and Hedging Activities in these Notes for additional information regarding our use of derivative instruments.
Income From Continuing Operations Per Share — For all periods presented in our Consolidated Financial Statements and these Notes, income from continuing operations per share is computed using the two-class method. The two-class method of computing income from continuing operations per share is an earnings allocation formula that determines income from continuing operations per share for common stock and any participating securities according to dividends paid and participation rights in undistributed earnings. Historically, our restricted stock awards and restricted stock unit awards generally have met the definition of participating securities and were included in the computations of income from continuing operations per basic and diluted common share. However, restricted stock awards and restricted stock unit awards granted during the two quarters ended January 3, 2020 did not meet the definition of participating securities. Under the two-class method, income from continuing operations per common share is computed by dividing the sum of earnings distributed to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Income from continuing operations per diluted common share is computed using the more dilutive of the two-class method or the treasury stock method. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted-average shares outstanding during the period. See Note 17: Income From Continuing Operations Per Share in these Notes for additional information.
Business Segments — We evaluate each business segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes, including pension income and excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in Note 25: Business Segments in these Notes represents the elimination of intersegment sales. Corporate expenses are primarily allocated to our business segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. The “Unallocated corporate expenses and corporate eliminations” line item in Note 25: Business Segments in these Notes represents the portion of corporate expenses not allocated to our business segments and elimination of intersegment profits. The “Pension adjustment” line item in Note 25: Business Segments in these Notes represents the reconciliation of the non-service components of net periodic pension and postretirement benefit costs, which are a component of segment operating income but are included in the “Non-operating income” line item in our Consolidated Statement of Income. The non-service components of net periodic pension and postretirement benefit costs include interest cost, expected return on plan assets, amortization of net actuarial gain or loss and effect of curtailments or settlements.
NOTE 2: ACCOUNTING CHANGES OR RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
Leases
Effective June 29, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended (“ASC 842”) using the optional transition method. We initially applied ASC 842 for leases existing as of June 29, 2019 and recognized $270 million of right-of-use (“ROU”) assets and $289 million of lease liabilities in our Consolidated Balance Sheet. See Note 5: Business Combination in these Notes for ROU assets and lease liabilities assumed as part of the L3Harris Merger.
In accordance with ASC 842, we recognized ROU assets and lease liabilities in our balance sheet for operating and finance leases under which we are the lessee, except for equipment leases and, as permitted by a practical expedient under ASC 842, leases with a term of 12 months or less. Equipment leases were not material at January 3, 2020 and June 29, 2019. We also elected the package of practical expedients permitted under ASC 842 and did not reassess lease classification for existing or expired leases, whether expired or existing contracts contain a lease under the new definition of a lease or whether previously capitalized initial direct costs would qualify for capitalization under ASC 842.
Operating lease assets are classified as operating ROU assets, operating lease liabilities for obligations due within 12 months are classified as other accrued items and operating lease liabilities for obligations due longer than 12 months are classified as other long-term liabilities. Finance lease assets are classified as property, plant and equipment. Finance lease liabilities are classified as other accrued items or other long-term debt, net depending on when the obligation is due.
ROU assets and lease liabilities are recognized based on the present value of future lease payments. Lease payments primarily include base rent. We have some lease payments that are based on an index and changes to the index are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. Our lease payments also include non-lease components such as real estate taxes and common-area maintenance costs. We elected the practical expedient to account for lease and non-lease components as a single component. In certain of our leases, the non-lease components are variable and are therefore excluded from lease payments to determine the ROU asset. The present value of future lease payments is determined using our incremental borrowing rate at lease commencement over the expected lease term. We use our incremental borrowing rate because our leases do not provide an implicit lease rate. The expected lease term represents the number of years we expect to lease the property, including options to extend or terminate the lease when it is reasonably certain that we will exercise the option.
Operating lease expense is recognized as an operating cost on a straight-line basis over the expected lease term in our Consolidated Statement of Income. For finance leases, the ROU asset is amortized on a straight-line basis over the lease term, and interest on the lease liability is recognized in interest expense. The amortization of ROU assets for our finance leases and interest expense were not material for the two quarters ended January 3, 2020.
We are a lessor for certain arrangements for flight simulators. These leases meet the criteria for operating lease classification. Lease income associated with these leases was not material for the two quarters ended January 3, 2020.
The adoption of ASC 842 did not have a material effect on our results of operations or cash flows.
Derivatives and Hedging
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
NOTE 3: DIVESTITURES, ASSET SALES AND DISCONTINUED OPERATIONS
Divestitures
Harris Night Vision. On September 13, 2019, we completed the sale of the Harris Night Vision business, a global supplier of high-performance, vision-enhancing products for U.S. and allied military and security forces and commercial customers, for $350 million (net cash proceeds of $343 million after selling costs and estimated purchase price adjustments), subject to final customary purchase price adjustments pursuant to a definitive agreement we entered into on April 4, 2019 as part of the regulatory process in connection with the L3Harris Merger and recognized a pre-tax gain of $229 million.
Through fiscal 2019, the Harris Night Vision business was reported as part of our former Communication Systems segment. As a result of the then-pending divestiture, the Harris Night Vision business was not included in any of our new business segments and, consequently, the operating results of the business are included in “Other non-reportable business segments” for the two quarters ended January 3, 2020 and fiscal 2019, 2018 and 2017 in this Report.

Income before income taxes for the Harris Night Vision business was not material for the two quarters ended January 3, 2020 and was $27 million, $20 million and $9 million for fiscal 2019, 2018 and 2017, respectively.
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

Asset Sales
Stormscope. On August 30, 2019, we completed the sale of the Stormscope product line for $20 million in cash and recorded a pre-tax gain of $12 million in the “Engineering, selling and administrative expenses” line item of our Consolidated Statement of Income for the two quarters ended January 3, 2020.
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

The major components of discontinued operations in our Consolidated Statement of Income included the following:

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Revenue from product sales and services	$—	$—	$—	$1,039
Cost of product sales and services	—	—	—	(885)
Engineering, selling and administrative expenses	—	—	—	(91)
Impairment of goodwill and other assets	—	—	—	(240)
Non-operating loss, net(1)	(1)	(5)	(8)	(7)
Loss before income taxes	(1)	(5)	(8)	(184)
Loss on sale of discontinued operations, net(2)	—	—	—	(11)
Income tax benefit	—	1	5	110
Discontinued operations, net of income taxes	$(1)	$(4)	$(3)	$(85)
_______________

(1)	“Non-operating loss, net” included a loss of $2 million in fiscal 2017 related to our former broadcast communications business (“Broadcast Communications”), which was divested in fiscal 2013.

(2)	“Loss on sale of discontinued operations, net” in fiscal 2017 included a $3 million decrease to the loss on the sale of Broadcast Communications.
Depreciation and amortization, capital expenditures and significant non-cash items of discontinued operations included the following:

Fiscal Year Ended
June 30, 2017

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
Because the then-pending divestiture of IT Services represented the disposal of a portion of a reporting unit, we assigned $487 million of goodwill to the IT Services disposal group on a relative fair value basis during the third quarter of fiscal 2017, when the held for sale criteria were met. The fair value of the IT Services disposal group was determined based on the negotiated selling price, and the fair value of the retained businesses (which comprised the remaining portion of the reporting unit) was determined based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 1: Significant Accounting Policies for additional information regarding the fair value hierarchy.
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

The following table presents the key financial results of IT Services included in “Discontinued operations, net of income taxes” in our Consolidated Statement of Income:

	Fiscal Years Ended
	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Revenue from product sales and services	$—	$—	$895
Cost of product sales and services	—	—	(777)
Engineering, selling and administrative expenses	—	—	(68)
Impairment of goodwill and other assets	—	—	(240)
Non-operating loss	(1)	(4)	(9)
Loss before income taxes	(1)	(4)	(199)
Loss on sale of discontinued operations, net	—	—	(28)
Income tax benefit	—	5	69
Discontinued operations, net of income taxes	$(1)	$1	$(158)

CapRock
On January 1, 2017, we completed the divestiture to SpeedCast International Ltd. of CapRock, which provided wireless, terrestrial and satellite communications services to energy and maritime customers, for net cash proceeds of $368 million, and recognized a pre-tax gain of $14 million ($61 million after certain tax benefits related to the transaction, including reversal of valuation allowances on capital losses and net operating losses, or $.49 per diluted share) on the sale after transaction expenses and purchase adjustments in respect of net cash and net working capital as set forth in the definitive sales agreement entered into on November 1, 2016.
The following table presents the key financial results of CapRock included in “Discontinued operations, net of income taxes” included in our Consolidated Statement of Income:

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Revenue from product sales and services	$—	$—	$—	$144
Cost of product sales and services	—	—	—	(108)
Engineering, selling and administrative expenses	—	—	—	(23)
Non-operating income (loss)	(1)	(3)	(4)	4
Income (loss) before income taxes	(1)	(3)	(4)	17
Gain on sale of discontinued operations	—	—	—	14
Income tax benefit	—	1	—	41
Discontinued operations, net of income taxes	$(1)	$(2)	$(4)	$72

NOTE 4: RESTRUCTURING AND OTHER EXIT COSTS
We record charges for restructuring and other exit activities related to sales or terminations of product lines, closures or relocations of business activities, changes in management structure, and fundamental reorganizations that affect the nature and focus of operations. Such charges include termination benefits, contract termination costs and costs to consolidate facilities or relocate employees. We record termination benefits and contract termination costs at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period. These charges are included as a component of the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income.
L3Harris Merger-Related Restructuring Costs
During the two quarters ended January 3, 2020, we recorded $117 million of restructuring costs for workforce reductions (including severance and other employee-related exit costs) in connection with the L3Harris Merger. At January 3, 2020, we had liabilities of $58 million associated with these restructuring activities, of which we expect substantially all will be paid in the next twelve months.
During the quarter ended January 3, 2020, we finalized our plan to close L3’s former headquarters offices located at 600 Third Avenue in New York City. On December 3, 2019, we entered into an amended lease agreement with the landlord, which reduced the number of leased floors from six to five effective October 1, 2020 through the expiration of the lease on October 31, 2031. We plan to fully exit the remaining floors during 2020 and sublease the space over the remaining lease term. During the quarter ended January 3, 2020, we recorded a $2 million lease modification and a $46 million impairment charge for ROU and other assets in connection with the termination of the lease.
Previous Restructuring and other Exit Costs
In fiscal 2018 and 2017, we recorded $5 million and $58 million, respectively, for integration and other costs in connection with our acquisition of Exelis Inc., which we acquired in fiscal 2015 (“Exelis”). We had liabilities of $16 million and $27 million as of the end of fiscal 2019 and 2018, respectively, associated with these integration activities and previous restructuring actions. The majority of the remaining liabilities as of January 3, 2020 represent lease obligations associated with exited facilities with remaining terms of four years or less.
In fiscal 2018, we also recorded $45 million of charges in connection with our decision to transition and exit a commercial line of business that had been developing an air-to-ground radio access network for the business aviation market based on the Long Term Evolution (“LTE”) standard operating in the unlicensed spectrum. We had a liability of $18 million at June 29, 2018 associated with this exit activity, which was paid on July 2, 2018.
Our liabilities for restructuring and other exit costs are included in the “Other accrued items” and “Other long-term liabilities” line items in our Consolidated Balance Sheet. Changes to our restructuring and other exit costs liabilities during the two quarters ended January 3, 2020 and fiscal 2019 and 2018 were as follows:

	Employee severance-related costs	Facilities consolidation and other exit costs(1)	Total

	(In millions)
Balance at June 30, 2017	$12	$31	$43
Additional provisions	1	50	51
Payments	(9)	(38)	(47)
Other	(2)	—	(2)
Balance at June 29, 2018	2	43	45
Payments	(2)	(27)	(29)
Balance at June 28, 2019	—	16	16
Additional provisions	117	—	117
Payments	(62)	(1)	(63)
Other	3	(8)	(5)
Balance at January 3, 2020	$58	$7	$65

_______________

(1)	Excludes our operating lease liability related to L3’s former headquarter offices.
NOTE 5: BUSINESS COMBINATION
On October 12, 2018, Harris entered into the Merger Agreement with L3 and Merger Sub, pursuant to which Harris and L3 agreed to combine their respective businesses in an all-stock merger, at the closing of which Merger Sub would merge with and into L3, with L3 continuing as the surviving corporation and a direct wholly-owned subsidiary of Harris.
The closing of the L3Harris Merger occurred on June 29, 2019, the first day of our Fiscal Transition Period. Upon completion of the L3Harris Merger, Harris was renamed “L3Harris Technologies, Inc.” and each share of L3 common stock converted into the right to receive 1.30 shares of L3Harris common stock. L3Harris was owned on a fully diluted basis approximately 54 percent by Harris shareholders and 46 percent by L3 shareholders immediately following the completion of the L3Harris Merger.
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
Following the completion of the L3Harris Merger, we issued 104 million shares of L3Harris common stock to L3 shareholders. The trading price of L3Harris common stock was $189.13 per share as of the Closing Date. In addition to shares of our common stock issued to L3 shareholders, replacement L3Harris share-based awards were issued for certain outstanding L3 share-based awards.
We are accounting for the L3Harris Merger under the acquisition method of accounting. Under the acquisition method of accounting, we are required to measure identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree at their fair values as of the Closing Date. Due to the timing of the L3Harris Merger relative to its size and complexity, certain aspects of our accounting for the L3Harris Merger remain preliminary, including the acquisition-date fair value of identifiable assets acquired and certain liabilities assumed. Amounts recorded associated with these assets and liabilities are based on preliminary calculations and our estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the Closing Date). As of January 3, 2020, we have completed our determination of the fair value of consideration transferred as well as defined benefit plan liabilities and long-term debt assumed.
Our calculation of consideration transferred is as follows:

(In millions, except exchange ratio and per share amounts)	June 29, 2019

Outstanding shares of L3 common stock as of June 28, 2019	79.63
L3 restricted stock unit awards settled in shares of L3Harris common stock	0.41
L3 performance unit awards settled in shares of L3Harris common stock	0.04
80.08
Exchange Ratio	1.30
Shares of L3Harris common stock issued for L3 outstanding common stock	104.10
Price per share of L3Harris common stock as of June 28, 2019	$189.13
Fair value of L3Harris common stock issued for L3 outstanding common stock	$19,689
Fair value of replacement RSUs attributable to merger consideration	10
Fair value of L3Harris stock options issued for L3 outstanding stock options	101
Withholding tax liability incurred for converted L3 share-based awards	45
Fair value of replacement award consideration	156
Fair value of total consideration	19,845
Less cash acquired	(1,195)
Total net consideration transferred	$18,650

Our preliminary measurement of assets acquired, liabilities assumed and noncontrolling interests as of the Closing Date and measurement period adjustments during the two quarters ended January 3, 2020, are as follows:

	Preliminary Fair Value	Measurement Period Adjustments	Adjusted Fair Value

	(In millions)
Receivables	$849	$(15)	$834
Contract assets	1,708	(41)	1,667
Inventories	1,056	(37)	1,019
Other current assets	517	(20)	497
Property, plant and equipment	1,176	39	1,215
Operating lease right-of-use assets	704	—	704
Goodwill	15,423	(774)	14,649
Other intangible assets	6,768	1,109	7,877
Other non-current assets	327	(6)	321
Total assets acquired	$28,528	$255	$28,783

Accounts payable	$898	$(14)	$884
Contract liabilities	722	(4)	718
Other current liabilities	772	60	832
Operating lease liabilities	715	—	715
Defined benefit plans	1,411	—	1,411
Long-term debt, net	3,548	—	3,548
Other long-term liabilities	1,661	209	1,870
Total liabilities assumed	9,727	251	9,978
Net assets acquired	18,801	4	18,805
Noncontrolling interests	(151)	(4)	(155)
Total net consideration transferred	$18,650	$—	$18,650

The goodwill resulting from the L3Harris Merger was primarily associated with L3’s market presence and leading positions, growth opportunities in the markets in which L3 businesses operate, experienced work force and established operating infrastructures. Most of the goodwill related to the L3Harris Merger is nondeductible for tax purposes.
See Note 10: Goodwill in these Notes for more information regarding the preliminary allocation of goodwill by business segment.
The following table provides further detail of the fair value and weighted-average amortization period of identified intangible assets acquired by major intangible asset class:

	Weighted Average Amortization Period	Total

	(In years)	(In millions)
Identifiable intangible assets acquired:
Customer relationships (Government)	15	$4,677
Customer relationships (Commercial)	15	643
Trade names — Divisions	9	123
Developed technology	7	562
Total identifiable intangible assets subject to amortization	14	6,005
Trade names — Corporate	indefinite	1,803
In-process research and development	n/a	69
Total identifiable intangible assets		$7,877

Merger-Related Charges
During the two quarters ended January 3, 2020, we recorded $532 million of L3Harris Merger-related charges, consisting of restructuring, integration, transaction and other costs as follows:

•	$142 million of additional cost of sales related to the fair value step-up in inventory sold;

•	$117 million of costs for workforce reductions, including severance and other employee-related exit costs;

•	$83 million of transaction costs, recognized as incurred;

•	$72 million of integration costs, recognized as incurred;

•	$70 million of equity award acceleration charges, recognized upon change in control; and

•	$48 million of facility consolidation costs.
See Note 4: Restructuring and Other Exit Costs in these Notes for additional information regarding severance and facility consolidation costs.
Because the L3Harris Merger benefited the entire Company as opposed to any individual business segment, the above costs were not allocated to any business segment. All of the costs above were recorded in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income, except for the $142 million of additional cost of sales related to the fair value step-up in inventory sold, which is included in the “Cost of product sales and services” line item in our Consolidated Statement of Income.
Pro Forma Results
The following summary, prepared on a pro forma basis, presents our unaudited consolidated results of operations for the comparable period ended December 28, 2018 as if the L3Harris Merger had been completed on June 29, 2018, the beginning of the comparable period ended December 28, 2018, after including any post-merger adjustments directly attributable to the L3Harris Merger, such as the sale of the Harris Night Vision business, and after including the impact of adjustments such as amortization of intangible assets as well as the related income tax effects. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of our results of operations that actually would have been obtained had the L3Harris Merger been completed on the assumed date or for the period presented, or which may be realized in the future.

Two Quarters Ended
December 28, 2018

(In millions)
Revenue from product sales and services — as reported	$3,208
Revenue from product sales and services — pro forma	$8,404
Income from continuing operations — as reported	$441
Income from continuing operations — pro forma	$760

For the two quarters ended January 3, 2020, our Consolidated Statement of Income includes the results of L3 operating businesses from the Closing Date, with total revenue of approximately $5.7 billion (net of intercompany sales between L3 operating businesses) and income from continuing operations before income taxes of approximately $0.4 billion (including $142 million of additional cost of sales related to the fair value step-up in inventory sold and $108 million of restructuring charges for workforce reductions associated with the L3Harris Merger).
NOTE 6: RECEIVABLES
Receivables are summarized below:

	January 3, 2020	June 28, 2019	June 29, 2018

	(In millions)
Accounts receivable	$1,228	$459	$468
Less allowances for collection losses	(12)	(2)	(2)
	$1,216	$457	$466

We have a receivables sale agreement (“RSA”) with a third-party financial institution that permits us to sell, on a nonrecourse basis, up to $100 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution. Receivables sold pursuant to the RSA meet the requirements for sales accounting under Accounting Standards Codification 860, Transfers and Servicing, and accordingly, are derecognized from our Consolidated Balance Sheet at the time of sale. Outstanding accounts receivable sold pursuant to the RSA were not material at January 3, 2020, June 28, 2019 or June 29, 2018.
NOTE 7: CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets include unbilled amounts typically resulting from revenue recognized exceeding amounts billed to customers for contracts utilizing the POC cost-to-cost revenue recognition method. We bill customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries and, in certain arrangements, the customer may withhold payment of a small portion of the contract price until contract completion. Contract liabilities include advance payments and billings in excess of revenue recognized, including deferred revenue associated with extended product warranties. Contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period. The increase in contract assets and contract liabilities in the two quarters ended January 3, 2020 was primarily due to contract assets and liabilities acquired in connection with the L3Harris Merger. Changes in contract asset and contract liability balances in the two quarters ended January 3, 2020 were not materially impacted by any factors other than those described above.
Contract assets and contract liabilities are summarized below:

	January 3, 2020	June 28, 2019	June 29, 2018

	(In millions)
Contract assets	$2,459	$807	$782
Contract liabilities, current	(1,214)	(496)	(372)
Contract liabilities, noncurrent(1)	(87)	(42)	(35)
Net contract assets	$1,158	$269	$375
_______________

(1)	The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Consolidated Balance Sheet.
The components of contract assets are summarized below:

	January 3, 2020	June 28, 2019	June 29, 2018

	(In millions)
Unbilled contract receivables, gross	$3,690	$916	$881
Progress payments	(1,231)	(109)	(99)
	$2,459	$807	$782

Impairment losses related to our contract assets were not material during the two quarters ended January 3, 2020 or fiscal 2019, 2018 or 2017. In the two quarters ended January 3, 2020, we recognized $776 million of revenue related to contract liabilities that were outstanding at the end of fiscal 2019. In fiscal 2019, 2018 and 2017, we recognized $287 million, $204 million and $221 million, respectively, of revenue related to contract liabilities that were outstanding at the end of the respective prior fiscal year.
NOTE 8: INVENTORIES
Inventories are summarized below:

	January 3, 2020	June 28, 2019	June 29, 2018

	(In millions)
Finished products	$216	$77	$91
Work in process	386	90	121
Raw materials and supplies	617	193	199
	$1,219	$360	$411

NOTE 9: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized below:

	January 3, 2020	June 28, 2019	June 29, 2018

	(In millions)
Land	$90	$40	$43
Software capitalized for internal use	287	187	171
Buildings	1,073	631	620
Machinery and equipment	2,194	1,429	1,349
	3,644	2,287	2,183
Less accumulated depreciation and amortization	(1,527)	(1,393)	(1,283)
	$2,117	$894	$900

Depreciation and amortization expense related to property, plant and equipment was $157 million in the two quarters ended January 3, 2020. Depreciation and amortization expense related to property, plant and equipment was $138 million, $143 million and $147 million in fiscal 2019, 2018 and 2017, respectively.
NOTE 10: GOODWILL
As discussed in Note 25: Business Segments in these Notes, after the completion of the L3Harris Merger, we adjusted our segment reporting to reflect our new organizational structure effective June 29, 2019. Because our accounting for the L3Harris Merger is still preliminary, we assigned goodwill acquired on a provisional basis. Immediately before and after our goodwill assignments, we completed an assessment of any potential goodwill impairment under our former and new segment reporting structure and determined that no impairment existed.
The assignment of goodwill by business segment, and changes in the carrying amount of goodwill for the two quarters ended January 3, 2020, and fiscal 2019 and 2018 were as follows:

	Integrated Mission Systems	Space and Airborne Systems	Communication Systems	Aviation Systems	Other non-reportable business segments	Total

	(In millions)
Balance at June 30, 2017	$64	$3,733	$927	$612	$30	$5,366
Currency translation adjustments	—	6	—	—	—	6
Balance at June 29, 2018	64	3,739	927	612	30	5,372
Currency translation adjustments	—	(2)	—	—	—	(2)
Decrease from reclassification to assets of disposal group held for sale(1)	—	—	—	—	(30)	(30)
Balance at June 28, 2019	64	3,737	927	612	—	5,340
Goodwill acquired	5,704	1,390	3,316	4,239	—	14,649
Currency translation adjustments	1	4	—	7	—	12
Balance at January 3, 2020	$5,768	$5,131	$4,243	$4,859	$—	$20,001

_______________

(1)
In the fourth quarter of fiscal 2019, in connection with our then-pending divestiture of the Harris Night Vision business, which was reported as part of our former Communication Systems segment, we assigned $30 million of goodwill to the Harris Night Vision business on a relative fair value basis, because the divestiture of the Harris Night Vision business represented the disposal of a portion of a reporting unit. The Harris Night Vision business’ assets, including assigned goodwill, are presented as “Assets of disposal group held for sale” in our Consolidated Balance Sheet as of June 28, 2019. We completed the sale of the Harris Night Vision business on September 13, 2019. As a result, the goodwill assigned to the Harris Night Vision business was not allocated to any of our new business segments, and, consequently, it is included in “Other non-reportable business segments” in the table above. See Note 3: Divestitures, Asset Sales and Discontinued Operations in these Notes for additional information regarding the sale of the Harris Night Vision business.

NOTE 11: INTANGIBLE ASSETS
The most significant identifiable intangible asset that is separately recognized for our business combinations is customer relationships. Our customer relationships are established through written customer contracts (revenue arrangements). The fair value for customer relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows arising from the follow-on sales expected from the customer relationships over the estimated lives, including the probability of expected future contract renewals and sales, less a contributory assets charge, all of which is discounted to present value. We assess the recoverability of the carrying value of our finite-lived intangible assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We assess the recoverability of the carrying value of indefinite-lived intangible assets annually, or under certain circumstances more frequently, such as when events and circumstances indicate there may be an impairment.
Intangible assets are summarized below:

	January 3, 2020
	Gross Carrying Amount	Accumulated Amortization	Net

	(In millions)
Customer relationships	$6,518	$653	$5,865
Developed technologies	768	183	585
Trade names	165	35	130
Other	10	4	6
Total intangible assets subject to amortization	7,461	875	6,586
IPR&D	69	—	69
L3 trade name	1,803	—	1,803
Total intangible assets	$9,333	$875	$8,458

	June 28, 2019
	Gross Carrying Amount	Accumulated Amortization	Net

	(In millions)
Customer relationships	$1,203	$419	$784
Developed technologies	206	136	70
Trade names	42	26	16
Other	2	2	—
Total intangible assets	$1,453	$583	$870

	June 29, 2018
	Gross Carrying Amount	Accumulated Amortization	Net

	(In millions)
Customer relationships	$1,206	$327	$879
Developed technologies	208	119	89
Trade names	43	22	21
Other	2	2	—
Total intangible assets	$1,459	$470	$989

Amortization expense related to intangible assets was $290 million for the two quarters ended January 3, 2020 and primarily related to the L3Harris Merger and our acquisition of Exelis. Amortization expense related to intangible assets was $115 million, $117 million and $126 million in fiscal 2019, 2018 and 2017, respectively, and primarily related to our acquisition of Exelis.

Future estimated amortization expense for intangible assets is as follows:

(In millions)
2020	$711
2021	632
2022	617
2023	596
2024	568
Thereafter	3,462
Total	$6,586

NOTE 12: ACCRUED WARRANTIES
Our liability for standard product warranties is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Consolidated Balance Sheet. Changes in our liability for standard product warranties during the two quarters ended January 3, 2020, and fiscal 2019 and 2018, were as follows:

	January 3, 2020	June 28, 2019	June 29, 2018

	(In millions)
Balance at the beginning of the period	$25	$24	$26
Acquisitions during the period	83	—	—
Accruals for product warranties issued during the period	23	16	13
Settlements made during the period	(23)	(11)	(14)
Other, including adjustments for divestitures and foreign currency translation	4	(4)	(1)
Balance at the end of the period	$112	$25	$24

NOTE 13: CREDIT ARRANGEMENTS
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
At our election, borrowings under the 2019 Credit Agreement denominated in U.S. Dollars will bear interest either at (i) the eurocurrency rate for the applicable interest period plus an applicable margin, or (ii) the base rate plus an applicable margin. The eurocurrency rate for an interest period is the rate per annum equal to (a) the London interbank offered rate (“LIBOR”) for such interest period, divided by (b) a percentage equal to 1.00 minus the daily average eurocurrency reserve rate for such interest period. The applicable interest rate margin over the eurocurrency rate is initially equal to 1.375%, but may increase (to a maximum amount of 1.875%) or decrease (to a minimum amount of 1.125%) based on changes in the ratings of our senior unsecured long-term debt securities (“Senior Debt Ratings”). The base rate for any day is a rate per annum equal to the greatest of (i) the prime lending rate published in the Wall Street Journal, (ii) the Federal Reserve Bank of New York (“NYFRB”) Rate (“NYFRB Rate”) plus 0.500% (the NYFRB Rate is the greater of (a) the federal funds rate and (b) the overnight bank funding rate published by the NYFRB), and (iii) the eurocurrency rate for a one month interest period (as defined in the 2019 Credit Agreement) plus 1.000%. The applicable interest rate margin over the base rate is initially equal to 0.375%, but may increase (to a maximum amount of 0.875%) or decrease (to a minimum amount of 0.125%) based on changes in our Senior Debt Ratings.
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
The 2019 Credit Agreement contains certain representations and warranties for the benefit of the administrative agent and the lenders, including but not limited to representations relating to: due incorporation and good standing; due authorization of the 2019 Credit Agreement documentation; absence of any requirement for governmental or third party authorization for the due execution, delivery and performance of the 2019 Credit Agreement documentation; enforceability of the 2019 Credit Agreement documentation; accuracy of financial statements; no material adverse effect since June 29, 2018; absence of material undisclosed litigation as of June 28, 2019; compliance with the Employee Retirement Income Security Act of 1974 (“ERISA”) and environmental, anti-money laundering, sanctions, anti-corruption and certain other laws; payment of taxes; and solvency.
The 2019 Credit Agreement contains certain affirmative covenants, including but not limited to covenants relating to: reporting obligations; maintenance of corporate existence and good standing; compliance with laws; maintenance of properties and insurance; payment of taxes; compliance with ERISA and environmental, anti-money laundering, sanctions, export controls, anti-corruption and certain other laws; maintenance of accurate books and records; and visitation and inspection by the administrative agent and the lenders. The 2019 Credit Agreement also contains certain negative covenants, including covenants: limiting certain liens on assets; limiting certain mergers, consolidations or sales of assets; limiting certain sale and leaseback transactions; limiting certain vendor financing investments; limiting certain investments in unrestricted subsidiaries; and limiting certain hedging arrangements. The 2019 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness (excluding defined benefit plan liabilities) to total capital, each as defined in the 2019 Credit Agreement, to be greater than 0.65:1.00. We were in compliance with the covenants in the 2019 Credit Agreement at January 3, 2020.
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
All principal amounts borrowed or outstanding under the 2019 Credit Agreement are due on June 28, 2024, unless (i) the commitments are terminated earlier either at our request or if certain events of default described in the 2019 Credit Agreement occur or (ii) the maturity date is extended pursuant to provisions allowing us, from time to time after June 28, 2020, but at least 45 days prior to the scheduled maturity date then in effect, to request that the scheduled maturity date then in effect be extended by one calendar year (with no more than one such extension permitted in any calendar year and no more than two such extensions during the term of the 2019 Credit Agreement), subject to approval by lenders holding a majority of the commitments under the 2019 Credit Agreement and satisfaction of certain conditions stated in the 2019 Credit Agreement (including the absence of any default and the accuracy of certain representations and warranties); provided, however, that all revolving loans of those lenders declining to participate in the requested extension and whose commitments under the 2019 Credit Agreement have not been replaced pursuant to customary replacement rights in our favor shall remain due and payable in full, and all commitments under the 2019 Credit Agreement of such declining lenders shall terminate, on the maturity date in effect prior to the requested extension. At January 3, 2020, we had no borrowings outstanding under the 2019 Credit Facility.
NOTE 14: DEBT
Long-Term Debt
Long-term debt is summarized below:

	January 3, 2020	June 28, 2019	June 29, 2018

	(In millions)
Variable-rate debt:
Floating rate notes, due February 27, 2019	$—	$—	$300
Floating rate notes, due April 30, 2020	250	250	250
Total variable-rate debt	250	250	550
Fixed-rate debt:
2.7% notes, due April 27, 2020	—	400	400
4.95% notes, due February 15, 2021	650	—	—
3.85% notes, due June 15, 2023	800	—	—
3.95% notes, due May 28, 2024	350	—	—
3.832% notes, due April 27, 2025	600	600	600
7.0% debentures, due January 15, 2026	100	100	100
3.85% notes, due December 15, 2026	550	—	—
6.35% debentures, due February 1, 2028	26	26	26
4.40% notes, due June 15, 2028	1,850	850	850
2.900% notes, due December 15, 2029	400	—	—
4.854% notes, due April 27, 2035	400	400	400
6.15% notes, due December 15, 2040	300	300	300
5.054% notes, due April 27, 2045	500	500	500
Other	49	17	14
Total fixed-rate debt	6,575	3,193	3,190
Total debt	6,825	3,443	3,740
Plus: unamortized bond premium	154	—	—
Less: unamortized discounts and issuance costs	(28)	(24)	(28)
Total debt, net	6,951	3,419	3,712
Less: current portion of long-term debt, net	(257)	(656)	(304)
Total long-term debt, net	$6,694	$2,763	$3,408

The potential maturities of long-term debt, including the current portion, for the five years following the end of the Fiscal Transition Period and, in total, thereafter are: $257 million in fiscal 2020; $657 million in fiscal 2021; $5 million in fiscal 2022; $804 million in fiscal 2023; $352 million in fiscal 2024; and $4,750 million thereafter.
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

Debt Exchange. In connection with the L3Harris Merger, on July 2, 2019, we settled our previously announced debt exchange offers in which eligible holders of L3 senior notes (“L3 Notes”) could exchange such outstanding notes for (1) up to $3.35 billion aggregate principal amount of new notes issued by L3Harris (“New L3Harris Notes”) and (2) one dollar in cash for each $1,000 of principal amount. Each series of the New L3Harris Notes issued has an interest rate and maturity date that is identical to the L3 Notes.

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
Long-Term Debt Repaid in the Two Quarters Ended January 3, 2020
On December 16, 2019, we completed our optional redemption of the entire outstanding $400 million aggregate principal amount of our 2.7% Notes due April 27, 2020 (the “2.7% 2020 Notes”) at a “make-whole” redemption price as set forth in the 2.7% 2020 Notes. The “make-whole” redemption price for the 2.7% 2020 Notes was $403 million, and after adjusting for the carrying value of our unamortized issuance costs, we recorded a $2 million loss on the extinguishment of the 2.7% 2020 Notes in the two quarters ended January 3, 2020, which is included as a component of the “Non-operating income” line item in our Consolidated Statement of Income.
Long-Term Debt Issued in the Two Quarters Ended January 3, 2020
Fixed-rate Debt: On November 27, 2019, in order to fund our optional redemption of the 2.7% 2020 Notes as described above under “Long-Term Debt Repaid in the Two Quarters Ended January 3, 2020,” we completed the issuance of $400 million in aggregate principal amount of 2.900% notes due December 15, 2029 (the “2.900% 2029 Notes”). Interest on the 2.900% 2029 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. At any time prior to September 15, 2029, we may redeem the 2.900% 2029 Notes, in whole or in part, at our option, at a “make-whole” redemption price equal to the greater of 100 percent of the principal amount of the 2.900% 2029 Notes or the sum of the present values of the remaining scheduled payments of the principal plus accrued interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the “Treasury Rate”, as defined in the 2.900% 2029 Notes, plus 20 basis points. We will pay accrued interest on the principal amount of notes being redeemed to, but not including, the redemption date. At any time on or after September 15, 2029, we may redeem the 2.900% 2029 Notes, in whole or in part, at our option, at a redemption price equal to 100 percent of the principal amount of the notes being redeemed, plus accrued interest on the principal amount of the notes being redeemed to, but not including, the redemption date. In addition, upon change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the 2.900% 2029 Notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We incurred $3 million of debt issuance costs related to the issuance of the 2.900% 2029 Notes, which are being amortized using the effective interest rate method over the life of the 2.900% 2029 Notes, and such amortization is included as a component of the “Interest expense” line item in our Consolidated Statement of Income.
Long-Term Debt Repaid in Fiscal 2019
During the third quarter of fiscal 2019, we repaid at maturity the entire outstanding $300 million aggregate principal amount of our Floating Rate Notes due February 27, 2019.
Long-Term Debt Repaid in Fiscal 2018
On June 22, 2018, we completed our optional redemption of the entire outstanding $400 million aggregate principal amount of our 4.4% notes due December 15, 2020 (the “4.4% 2020 Notes”) and $400 million aggregate principal amount of our 5.55% notes due October 1, 2021 (the “2021 Notes” and collectively with the 4.4% 2020 Notes, the “2018 Redeemed Notes”) at a “make-whole” redemption price as set forth in the 2018 Redeemed Notes. The combined “make-whole” redemption price for the 2018 Redeemed Notes was $844 million, and after adjusting for the carrying value of our bond premium, discounts and issuance costs, we recorded a combined $22 million loss on the extinguishment of the 2018 Redeemed Notes in the fourth quarter of fiscal 2018, which is included as a component of the “Non-operating income (loss)” line item in our Consolidated Statement of Income.
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
Fixed-rate Debt: On June 4, 2018, in order to fund our optional redemption of the 2018 Redeemed Notes as described above under “Long-Term Debt Repaid in Fiscal 2018,” we completed the issuance of $850 million in aggregate principal amount of 4.400% notes due June 15, 2028 (the “New 2028 Notes”). Interest on the New 2028 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2018. At any time prior to March 15, 2028, we may redeem the New 2028 Notes, in whole or in part, at our option, at a “make-whole” redemption price equal to the greater of 100 percent of the principal amount of the New 2028 Notes or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the “Treasury Rate”, as defined in the New 2028 Notes, plus 25 basis points. We will pay accrued interest on the principal amount of notes being redeemed to, but not including, the redemption date. At any time on or after March 15, 2028, we may redeem the New 2028 Notes, in whole or in part, at our option, at a redemption price equal to 100 percent of the principal amount of the notes being redeemed, plus accrued interest on the principal amount of the notes being redeemed to, but not including, the redemption date. In addition, upon change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the New 2028 Notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We incurred $8 million of debt issuance costs related to the issuance of the New 2028 Notes, which are being amortized using the effective interest rate method over the life of the New 2028 Notes, and such amortization is included as a component of the “Interest expense” line item in our Consolidated Statement of Income.
Long-Term Debt Issued Prior to Fiscal 2018 that Remained Outstanding at January 3, 2020
On April 27, 2015, in connection with the then-pending acquisition of Exelis, to fund a portion of the cash consideration and other amounts payable under the terms of the merger agreement and to redeem certain of our existing notes, we issued long-term fixed-rate debt securities in the aggregate amount of $2.4 billion. The principal amounts, interest rates and maturity dates of these securities that remained outstanding at January 3, 2020 were as follows:

•	$600 million in aggregate principal amount of 3.832% notes due April 27, 2025 (the “2025 Notes”),

•	$400 million in aggregate principal amount of 4.854% notes due April 27, 2035 (the “2035 Notes”), and

•	$500 million in aggregate principal amount of 5.054% notes due April 27, 2045 (the “2045 Notes” and collectively with the 2025 Notes and 2035 Notes, the “Exelis Notes”).
Interest on each series of the Exelis Notes is payable semi-annually in arrears on April 27 and October 27 of each year, commencing October 27, 2015. The Exelis Notes are redeemable at our option up to one month prior to the scheduled maturity date at a price equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments, plus accrued interest, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus (i) 30 basis points in the case of the 2025 Notes, (ii) 35 basis points in the case of the 2035 Notes, and (iii) 40 basis points in the case of the 2045 Notes. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the Exelis Notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, excluding the date of repurchase.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt:

	January 3, 2020		June 28, 2019		June 29, 2018
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Long-term debt (including current portion)(1)	$6,951	$7,536	$3,419	$3,802	$3,712	$3,848
_______________

(1)
The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

Short-Term Debt
Our short-term debt at January 3, 2020, June 28, 2019 and June 29, 2018 was $3 million, $103 million (including $100 million outstanding under our commercial paper program) and $78 million (including $75 million outstanding under our commercial paper program), respectively. Interest expense incurred on our short-term debt was not material in the two quarters ended January 3, 2020 or fiscal 2019, 2018 or 2017.
Interest Paid
Total interest paid was $144 million in the two quarters ended January 3, 2020. Total interest paid was $170 million, $175 million and $168 million in fiscal 2019, 2018 and 2017, respectively.
NOTE 15: PENSION AND OTHER POSTRETIREMENT BENEFITS
Defined Contribution Plan
As of January 3, 2020, we sponsor numerous defined contribution savings plans, which allow our eligible employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The plans include several match contribution formulas which requires us to match a percentage of the employee contributions up to certain limits, generally totaling between 2.0% to 6.0% of employee eligible pay. Matching contributions charged to expense were $105 million for the two quarters ended January 3, 2020. Matching contributions charged to expense were $85 million, $83 million and $80 million for fiscal 2019, 2018 and 2017, respectively, including both continuing and discontinued operations.

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
The following table provides the fair value of our deferred compensation plan investments and liabilities by category and by fair value hierarchy level:

	January 3, 2020		June 28, 2019		June 29, 2018
	Total	Level 1	Total	Level 1	Total	Level 1

	(In millions)
Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities(2)	$58	$58	$99	$99	$109	$109
Investments measured at NAV:
Corporate-owned life insurance	29		28		27
Total fair value of deferred compensation plan assets	$87		$127		$136

Liabilities
Deferred compensation plan liabilities:(3)
Equity securities and mutual funds	$2	$2	$25	$25	$38	$38
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	69		132		111
Total fair value of deferred compensation plan liabilities	$71		$157		$149

_______________

(1)	Represents diversified assets held in a “rabbi trust” associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Consolidated Balance Sheet, and which are measured at fair value.

(2)
We have reclassified certain prior-year amounts to conform with current period classifications. Reclassifications include certain equity and fixed income funds that were previously included under “Investments Measured at NAV” and are now reflected in “Equity and fixed income securities” under “Level 1.”

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

The U.S. Salaried Retirement Plan (“U.S. SRP”) is our largest defined benefit pension plan, with assets valued at $4.5 billion and a projected benefit obligation of $5.6 billion as of January 3, 2020. Effective December 31, 2016, accruals under the U.S. SRP benefit formula were frozen for all employees and replaced with a 1% cash balance benefit formula for certain employees who were not highly compensated on December 31, 2016.
Balance Sheet Information
Amounts recognized in our Consolidated Balance Sheet for defined benefit pension plans and other postretirement defined benefit plans (collectively, “defined benefit plans”) reflect the funded status of our plans. The following table provides a summary of the funded status of our defined benefit plans and the presentation of such balances within our Consolidated Balance Sheet:

	January 3, 2020		June 28, 2019		June 29, 2018
	Pension	Other Benefits	Pension	Other Benefits	Pension	Other Benefits

	(In millions)
Fair value of plan assets	$8,618	$274	$4,958	$201	$5,098	$207
Projected benefit obligation	(10,268)	(369)	(6,123)	(221)	(5,774)	(233)
Funded status	$(1,650)	$(95)	$(1,165)	$(20)	$(676)	$(26)
Consolidated Balance Sheet line item amounts:
Other non-current assets	$91	$1	$12	$—	$15	$—
Compensation and benefits	(10)	(8)	(7)	—	(2)	(1)
Liabilities of disposal group held for sale	—	—	(16)	—	—	—
Defined benefit plans	(1,731)	(88)	(1,154)	(20)	(689)	(25)

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

	January 3, 2020		June 28, 2019		June 29, 2018
	Pension	Other Benefits	Pension	Other Benefits	Pension	Other Benefits

	(In millions)
Net actuarial loss (gain)	$819	$(34)	$781	$(36)	$156	$(46)
Net prior service cost (credit)	(282)	(1)	6	(1)	4	(1)
	$537	$(35)	$787	$(37)	$160	$(47)

The following table provides a roll-forward of the projected benefit obligations for our defined benefit plans:

	January 3, 2020		June 28, 2019		June 29, 2018
	Pension	Other Benefits	Pension	Other Benefits	Pension	Other Benefits

	(In millions)
Change in benefit obligation
Benefit obligation at beginning of fiscal year	$6,123	$221	$5,774	$233	$6,140	$265
Benefit obligation assumed in L3Harris Merger	4,474	156	—	—	—	—
Service cost	42	1	36	—	39	1
Interest cost	149	5	209	8	195	7
Actuarial loss (gain)	301	7	514	(1)	(169)	(22)
Amendments	(292)	—	3	—	2	—
Benefits paid	(342)	(21)	(381)	(19)	(402)	(18)
Settlements	(5)	—	—	—	—	—
Expenses paid	(43)	—	(30)	—	(35)	—
Curtailments	(35)	—	1	—	—	—
Foreign currency exchange rate changes	3	—	(3)	—	4	—
Plan participants' contributions	1	—	—	—	—	—
Divestiture	(108)	—	—	—	—	—
Benefit obligation at end of fiscal year	$10,268	$369	$6,123	$221	$5,774	$233

The following table provides a roll-forward of the assets and the ending funded status of our defined benefit plans:

	January 3, 2020		June 28, 2019		June 29, 2018
	Pension	Other Benefits	Pension	Other Benefits	Pension	Other Benefits

	(In millions)
Change in plan assets
Plan assets at beginning of fiscal year	$4,958	$201	$5,098	$207	$4,921	$212
Plan assets acquired in L3Harris Merger	3,183	68	—	—	—	—
Actual return on plan assets	548	18	271	11	307	14
Employer contributions	406	8	3	2	303	(1)
Benefits paid	(342)	(21)	(381)	(19)	(402)	(18)
Settlements	(5)	—	—	—	—	—
Expenses paid	(43)	—	(30)	—	(35)	—
Foreign currency exchange rate changes	4	—	(3)	—	4	—
Plan participants' contributions	1	—	—	—	—	—
Divestiture	(92)	—	—	—	—	—
Plan assets at end of fiscal year	$8,618	$274	$4,958	$201	$5,098	$207

Funded status at end of fiscal year	$(1,650)	$(95)	$(1,165)	$(20)	$(676)	$(26)

The accumulated benefit obligation for all defined benefit pension plans was $10.2 billion at January 3, 2020. The following table provides information for defined benefit pension plans with an accumulated benefit obligation in excess of plan assets:

	January 3, 2020	June 28, 2019	June 29, 2018

	(In millions)
Projected benefit obligation	$9,670	$6,041	$5,694
Accumulated benefit obligation	9,656	6,041	5,694
Fair value of plan assets	7,931	4,864	5,004

Income Statement Information
The following table provides the components of net periodic benefit income and other amounts recognized in other comprehensive income for the two quarters ended January 3, 2020 and fiscal 2019, 2018 and 2017 as they pertain to our defined benefit plans:

	Pension
	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Net periodic benefit income
Service cost	$42	$36	$39	$58
Interest cost	149	209	195	184
Expected return on plan assets	(314)	(382)	(369)	(340)
Amortization of net actuarial loss (gain)	1	—	—	1
Amortization of prior service credit	(5)	—	—	—
Effect of curtailments or settlements(1)	(18)	1	—	—
Net periodic benefit income	$(145)	$(136)	$(135)	$(97)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial loss (gain)	$55	$625	$(106)	$(284)
Prior service (credit) cost	(292)	3	2	—
Amortization of net actuarial gain (loss)	(5)	—	—	(1)
Amortization of prior service credit (cost)	5	(1)	—	—
Recognized net loss due to divestiture	(13)	—	—	—
Total change recognized in other comprehensive loss	(250)	627	(104)	(285)
Total impact from net periodic benefit cost and changes in other comprehensive loss	$(395)	$491	$(239)	$(382)
_______________

(1)
Effective January 1, 2020, for certain acquired L3 U.S. defined benefit pension plans, benefit accruals were frozen and replaced with a 1% cash balance benefit formula for certain employees who were not considered highly compensated on December 31, 2018. During the two quarters ended January 3, 2020, we recognized a $23 million curtailment gain as a result of this change, and a $5 million settlement loss resulting from the payout of the liabilities of a non-qualified benefit plan due to the change in control provisions.

	Other Benefits
	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Net periodic benefit income
Service cost	$1	$—	$1	$1
Interest cost	5	8	7	8
Expected return on plan assets	(10)	(16)	(16)	(17)
Amortization of net actuarial loss (gain)	(3)	(6)	(1)	—
Net periodic benefit income	$(7)	$(14)	$(9)	$(8)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial loss (gain)	$(1)	$4	$(20)	$(38)
Amortization of net actuarial gain (loss)	3	6	1	—
Total change recognized in other comprehensive loss	2	10	(19)	(38)
Total impact from net periodic benefit cost and changes in other comprehensive loss	$(5)	$(4)	$(28)	$(46)

The following table provides estimated amounts for net actuarial gain and prior service cost to be amortized from accumulated other comprehensive loss into net periodic benefit income during the next twelve months for plans in existence as of January 3, 2020.

	Pension	Other Benefits	Total

	(In millions)
Net actuarial (gain) loss	$10	$(3)	$7
Prior service cost	(28)	—	(28)
	$(18)	$(3)	$(21)

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
The following tables provide the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our defined benefit pension plans in existence as of January 3, 2020:

Obligation assumptions as of:	January 3, 2020	June 28, 2019	June 29, 2018
Discount rate	3.14%	3.35%	4.05%
Rate of future compensation increase	2.80%	2.76%	2.76%

Cost assumptions for fiscal periods ended:	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017
Discount rate to determine service cost	3.11%	3.89%	3.48%	3.80%
Discount rate to determine interest cost	2.94%	3.75%	3.28%	2.94%
Expected return on plan assets	7.68%	7.66%	7.66%	7.65%
Rate of future compensation increase	2.97%	2.76%	2.76%	2.75%
Key assumptions for the U.S. SRP (our largest defined benefit pension plan with approximately 54% of the total projected benefit obligation) included a discount rate for obligation assumptions of 3.10% and expected return on plan assets of 7.75% for the two quarters ended January 3, 2020, which is being maintained at 7.75% for fiscal 2020.
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our other postretirement defined benefit plans in existence as of January 3, 2020:

Obligation assumptions as of:	January 3, 2020	June 28, 2019	June 29, 2018
Discount rate	2.97%	3.21%	3.99%
Rate of future compensation increase	N/A	N/A	N/A

Cost assumptions for fiscal periods ended:	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017
Discount rate to determine service cost	3.47%	4.14%	3.62%	3.52%
Discount rate to determine interest cost	2.74%	3.62%	3.04%	2.60%
Rate of future compensation increase	N/A	N/A	N/A	N/A

The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the strategic allocation, the correlations among asset classes and their expected volatilities. Our expected rate of return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, the determination of the expected long-term rate of return takes into consideration: (1) the plan’s actual historical annual return on assets over the past 15-, 20- and 25-year time periods, (2) historical broad market returns over long-term timeframes weighted by the plan’s strategic allocation, and (3) independent estimates of future long-term asset class returns, weighted by the plan’s strategic allocation. Based on this approach, the long-term annual rate of return on assets is estimated at 7.75% for fiscal 2020 for the U.S. defined benefit pension plans. The weighted average long-term annual rate of return on assets for all defined benefit pension plans is estimated at 7.68% for fiscal 2020. In the two quarters ended January 3, 2020, we adopted updated mortality tables, which resulted in a decrease in the defined benefit plans’ projected benefit obligation as of January 3, 2020 and estimated net periodic benefit cost beginning with fiscal 2020.
The assumed composite rate of future increases in the per capita healthcare costs (the healthcare trend rate) was 6.80% for fiscal 2020, decreasing ratably to 4.70% by fiscal 2030. Increasing or decreasing the healthcare cost trend rates by one percent per year would not have a material effect on the benefit obligation or the aggregate annual service and interest cost components. To the extent that actual experience differs from these assumptions, the effect will be accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants.
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
The following table provides the current strategic target asset allocation ranges by asset category:

	Target Asset Allocation
Equity investments	40%	—	60%
Fixed income investments	20%	—	40%
Hedge funds	0%	—	30%
Cash and cash equivalents	0%	—	10%

Fair Value of Plan Assets
The following is a description of the valuation techniques and inputs used to measure fair value for major categories of investments as reflected in the table that follows such description:

•
Domestic and international equities, which include common and preferred shares, domestic listed and foreign listed equity securities, open-ended and closed-ended mutual funds, real estate investment trusts and exchange traded funds, are generally valued at the closing price reported on the major market exchanges on which the individual securities are traded at the measurement date. Because these assets are traded predominantly on liquid, widely traded public exchanges, equity securities are categorized as Level 1 assets.

•
Private equity funds, which include buy-out, mezzanine, venture capital, distressed asset and secondary funds, are typically limited partnership investment structures. Private equity funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Private equity funds generally have liquidity restrictions that extend for ten or more years. At January 3, 2020, June 28, 2019 and June 29, 2018, our defined benefit plans had future unfunded commitments totaling $325 million, $355 million and $246 million, respectively, related to private equity fund investments.

•
Hedge funds, which include equity long/short, event-driven, fixed-income arbitrage and global macro strategies, are typically limited partnership investment structures. Limited partnership interests in hedge funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Hedge funds generally permit redemption on a quarterly or more frequent basis with 90 or fewer days-notice. At each of January 3, 2020, June 28, 2019 and June 29, 2018, our defined benefit plans had no future unfunded commitments related to hedge fund investments.

•
Fixed income investments, which include U.S. Government securities, investment and non-investment grade corporate bonds and securitized bonds are generally valued using pricing models that use verifiable, observable market data such as interest rates, benchmark yield curves and credit spreads, bids provided by brokers or dealers, or quoted prices of securities with similar characteristics. Fixed income investments are generally categorized as Level 2 assets. Fixed income funds valued at the closing price reported on the major market exchanges on which the individual fund is traded are categorized as Level 1 assets.

•
Other is comprised of guaranteed insurance contracts valued at book value, which approximates fair value, calculated using the prior-year balance adjusted for investment returns and changes in cash flows and corporate owned life insurance policies valued at the accumulated benefit.

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

The following tables provide the fair value of plan assets held by our defined benefit plans by asset category and by fair value hierarchy level:

	January 3, 2020
	Total	Level 1	Level 2	Level 3

	(In millions)
Asset Category
Equities:
Domestic equities	$2,968	$2,968	$—	$—
International equities	1,217	1,217	—	—
Real Estate Investment Trusts	211	211	—	—
Fixed income:
Corporate bonds	1,176	—	1,159	17
Government securities	489	—	489	—
Securitized Assets	131	—	131	—
Fixed Income Funds	101	101	—	—
Other	2	—	—	2
Cash and cash equivalents	691	17	674	—
Total	6,986	$4,514	$2,453	$19
Investments Measured at NAV
Equity funds	933
Fixed income funds	323
Hedge funds	342
Private equity funds	302
Other	1
Total Investments Measured at NAV	1,901
Receivables, net	5
Total fair value of plan assets	$8,892

	June 28, 2019
	Total	Level 1	Level 2	Level 3

	(In millions)
Asset Category
Equities:
Domestic equities	$1,173	$1,173	$—	$—
International equities	896	896	—	—
Fixed income:
Corporate bonds	923	—	906	17
Government securities	332	—	332	—
Other	2	—	—	2
Cash and cash equivalents	59	12	47	—
Total	3,385	$2,081	$1,285	$19
Investments Measured at NAV
Equity funds	703
Fixed income funds	362
Hedge funds	331
Private equity funds	294
Total Investments Measured at NAV	1,690
Receivables, net	84
Total fair value of plan assets	$5,159

	June 29, 2018
	Total	Level 1	Level 2	Level 3

	(In millions)
Asset Category
Equities:
Domestic equities	$1,221	$1,189	$32	$—
International equities	903	899	4	—
Fixed income:
Corporate bonds	811	—	800	11
Government securities	335	—	335	—
Other	2	—	—	2
Cash and cash equivalents	209	6	203	—
Total	3,481	$2,094	$1,374	$13
Investments Measured at NAV
Equity funds	714
Fixed income funds	318
Hedge funds	395
Private equity funds	401
Total Investments Measured at NAV	1,828
Payables, net	(4)
Total fair value of plan assets	$5,305

Contributions
Funding requirements under Internal Revenue Service (“IRS”) rules are a major consideration in making contributions to our postretirement benefit plans. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015 (“BBA 2015”) further extended the interest rate stabilization provision of MAP-21 until 2020. We made voluntary contributions to our U.S. qualified defined benefit pension plans of $302 million in the two quarters ended January 3, 2020 and $300 million and $400 million in fiscal 2018 and 2017, respectively. As a result, we currently do not anticipate making any contributions to our U.S. qualified defined benefit pension plans and only minor contributions to our non-U.S. pension plans in fiscal 2020.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and benefits expected to be earned for future service by current active employees under our defined benefit plans in existence as of January 3, 2020.

	Pension	Other Benefits(1)	Total

	(In millions)
Fiscal Years:
2020	$572	$32	$604
2021	576	31	607
2022	583	30	613
2023	584	29	613
2024	581	27	608
2025 — 2028	2,896	117	3,013

_______________

(1)	Projected payments for Other Benefits reflect net payments from the Company, which include subsidies that reduce the gross payments by less than 10 percent.

Multi-employer Benefit Plans
Certain of our businesses acquired in connection with the L3Harris Merger participate in multi-employer defined benefit pension plans. We make cash contributions to these plans under the terms of collective-bargaining agreements that cover union employees based on a fixed rate per hour of service worked by the covered employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if we choose to stop participating in some of our multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Cash contributed and expenses recorded for our multi-employer plans were not material in the two quarters ended January 3, 2020.
See Note 5: Business Combination in these Notes for information regarding postretirement benefit plan liabilities assumed in connection with the L3Harris Merger.
NOTE 16: STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
At January 3, 2020, we had options or other share-based compensation outstanding under two Harris shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”), as well as under employee stock incentive plans of L3 assumed by L3Harris (collectively, “L3Harris SIPs”). We believe that share-based awards more closely align the interests of participants with those of shareholders.
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
Summary of Share-Based Compensation Expense
The following table summarizes the amounts and classification of share-based compensation expense:

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Total expense	$125	$58	$51	$42
Included in:
Cost of product sales and services	$5	$12	$8	$3
Engineering, selling and administrative expenses	120	46	43	39
Income from continuing operations	125	58	51	42
Tax effect on share-based compensation expense	(31)	(14)	(16)	(16)
Total share-based compensation expense after-tax	$94	$44	$35	$26
Compensation cost related to share-based compensation arrangements that was capitalized as part of inventory or fixed assets for the two quarters ended January 3, 2020 or fiscal 2019, 2018 or 2017 was not material.
As of January 3, 2020, a total of 22,071,494 shares of common stock remained available under our 2015 EIP for future issuance (excluding shares to be issued in respect of outstanding options and other share-based awards, and with each full-value award (e.g., restricted stock and restricted stock unit awards and performance share and performances share unit awards) counting as 4.6 shares against the total remaining for future issuance). During the two quarters ended January 3, 2020, we issued an aggregate of 2,425,153 shares of common stock under the terms of our L3Harris SIPs, which is net of shares withheld for tax purposes.
Stock Options
The following information relates to stock options, including performance stock options, that have been granted under shareholder-approved L3Harris SIPs. Option exercise prices are equal to or greater than the fair market value of our common stock on the date the options are granted, using the closing stock price of our common stock. Options may be exercised for a period of ten years after the date of grant, and options, other than performance stock options, generally become exercisable in installments, which are typically 33.3 percent one year from the grant date, 33.3 percent two years from the grant date and 33.3 percent three years from the grant date. In certain instances, vesting and exercisability are also subject to performance criteria.
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
A summary of the significant assumptions used in determining the fair value of stock option grants under our L3Harris SIPs is as follows:

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

Expected dividends	1.70%	1.61%	1.80%	2.36%
Expected volatility	22.18%	19.87%	19.30%	21.78%
Risk-free interest rates	1.68%	2.72%	1.80%	1.23%
Expected term (years)	5.65	5.03	5.00	5.03

A summary of stock option activity under our L3 Harris SIPs as of January 3, 2020 and changes during the two quarters ended January 3, 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

			(In years)	(In millions)
Stock options outstanding June 28, 2019	4,195,201	$80.86
Granted	738,956	$204.85
Exercised	(1,654,558)	$79.35
Other — L3Harris Merger(1)	1,266,379	$112.83
Stock options outstanding January 3, 2020	4,545,978	$110.48	6.26	$454.57
Stock options exercisable January 3, 2020	3,807,022	$92.16	5.61	$450.42
_______________

(1)	Represents L3 stock options converted to L3Harris stock options in accordance with the Merger Agreement.
The weighted-average grant-date fair value was $38.61 per share for options granted during the two quarters ended January 3, 2020 and $30.05 per share, $18.60 per share and $13.82 per share for options granted during fiscal 2019, 2018, and 2017, respectively. The total intrinsic value of options exercised during the two quarters ended January 3, 2020 was $212 million at the time of exercise. The total intrinsic value of options exercised during fiscal 2019, 2018 and 2017 was $75 million, $39 million and $47 million, respectively, at the time of exercise.

A summary of the status of our nonvested stock options at January 3, 2020 and changes during the two quarters ended January 3, 2020 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share

Nonvested stock options June 28, 2019	856,753	$20.28
Granted	738,956	$38.61
Vested	(856,753)	$20.28
Nonvested stock options January 3, 2020	738,956	$38.61
As of January 3, 2020, there was $24 million of total unrecognized compensation expense related to nonvested stock options granted under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 2.49 years. The total fair value of stock options that vested during the two quarters ended January 3, 2020 was approximately $17 million. The total fair value of stock options that vested during fiscal 2019, 2018 and 2017 was $14 million, $18 million and $17 million, respectively.
Restricted Stock and Restricted Stock Unit Awards
The following information relates to awards of restricted stock and restricted stock units that have been granted to employees and non-employee directors under our L3Harris SIPs. These awards are not transferable until vested and the restrictions generally lapse upon the achievement of continued employment [or board membership] over a specified time period.
The fair value as of the grant date of these awards was based on the closing price of our common stock on the grant date and is amortized to compensation expense over the vesting period. At January 3, 2020, there were 34,869 shares of restricted stock and 500,898 restricted stock units outstanding which were payable in shares.
A summary of the status of these awards at January 3, 2020 and changes during the two quarters ended January 3, 2020 is as follows:

	Shares or Units	Weighted-Average Grant Price Per Share or Unit

Restricted stock and restricted stock units outstanding at June 28, 2019	365,998	$134.06
Granted	260,167	$204.62
Vested	(503,069)	$149.39
Forfeited	(16,916)	$193.20
Other — L3Harris Merger(1)	429,587	$189.13
Restricted stock and restricted stock units outstanding at January 3, 2020	535,767	$196.22
_______________

(1)	Represents L3 share-based awards converted to L3Harris restricted stock units in accordance with the Merger Agreement.
As of January 3, 2020, there was $74 million of total unrecognized compensation expense related to these awards under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 2.11 years. The weighted-average grant date price per share or per unit was $204.62 for awards granted during the two quarters ended January 3, 2020 and $160.05, $141.46 and $94.60 for awards granted during fiscal 2019, 2018 and 2017, respectively. The total fair value of these awards was approximately $75 million for awards that vested during the two quarters ended January 3, 2020 and $16 million, $11 million and $14 million for awards that vested during fiscal 2019, 2018 and 2017, respectively.
Performance Share Unit Awards
The following information relates to awards of performance share units that have been granted to employees under our L3Harris SIPs. Generally, these awards are subject to performance criteria, such as meeting predetermined operating income or earnings per share and return on invested capital targets for a 3-year performance period. These awards also generally vest at the expiration of the same 3-year period. The final determination of the number of shares to be issued in respect of an award is made by our Board of Directors or a committee of our Board of Directors.
The fair value as of the grant date of these awards was based on the closing price of our common stock on the grant date and is amortized to compensation expense over the vesting period if achievement of the performance measures is considered probable. At January 3, 2020, there were 55,020 performance share units outstanding which were payable in shares.

A summary of the status of these awards at January 3, 2020 and changes during the two quarters ended January 3, 2020 is as follows:

	Shares or Units	Weighted-Average Grant Price Per Share or Unit

Performance share units outstanding at June 28, 2019	509,749	$126.73
Granted	55,020	$204.85
Performance based adjustment(1)	326,656	$129.84
Vested	(836,405)	$127.94
Performance share units outstanding at January 3, 2020	55,020	$204.85
_______________

(1)	Represents adjustments for performance conditions that impact the number of shares that vest. All awards with such criteria automatically vested upon the closing of the L3Harris Merger.
As of January 3, 2020, there was $9 million of total unrecognized compensation expense related to these awards under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 2.41 years. The weighted-average grant date price per unit was $204.85 for awards granted during the two quarters ended January 3, 2020 and $155.12, $123.13 and $84.40 for awards granted during fiscal 2019, 2018 and 2017, respectively. The total fair value of these awards was approximately $107 million for awards that vested during the two quarters ended January 3, 2020 and $21 million, $12 million and $21 million for awards that vested during fiscal 2019, 2018 and 2017, respectively.
NOTE 17: INCOME FROM CONTINUING OPERATIONS PER SHARE
The computations of income from continuing operations per common share attributable to L3Harris common shareholders are as follows:

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions, except per share amounts)
Income from continuing operations	$823	$953	$702	$628
Adjustments for participating securities outstanding	—	(2)	(2)	(1)
Income from continuing operations used in per basic and diluted common share calculations (A)	$823	$951	$700	$627
Basic weighted average common shares outstanding (B)	221.2	118.0	118.6	122.6
Impact of dilutive share-based awards	2.5	2.5	2.5	1.7
Diluted weighted average common shares outstanding (C)	223.7	120.5	121.1	124.3
Income from continuing operations per basic common share (A)/(B)	$3.72	$8.06	$5.90	$5.11
Income from continuing operations per diluted common share (A)/(C)	$3.68	$7.89	$5.78	$5.04

Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards. Income from continuing operations per diluted common share excludes the antidilutive impact of 604,969 weighted average share-based awards outstanding for the two quarters ended January 3, 2020 and 271,892, 48,590 and 421,507 weighted average share-based awards outstanding for fiscal 2019, 2018 and 2017, respectively.
NOTE 18: RESEARCH AND DEVELOPMENT
Company-sponsored research and development (“R&D”) costs are expensed as incurred and are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. These costs were $329 million in the two quarters ended January 3, 2020. Company-sponsored R&D costs were $331 million, $311 million and $310 million in fiscal 2019, 2018 and 2017, respectively. Customer-sponsored R&D costs are incurred pursuant to contractual arrangements, principally U.S. Government-sponsored contracts requiring us to provide a product or service meeting certain defined performance or other specifications (such as designs), and are accounted for principally by the POC cost-to-cost revenue recognition method. Customer-sponsored R&D is included in our revenue and cost of product sales and services.

NOTE 19: LEASE COMMITMENTS
As discussed in Note 2: Accounting Changes or Recent Accounting Pronouncements, we adopted ASC 842 effective June 29, 2019. Our operating and finance leases at January 3, 2020 were for real estate such as office space, warehouses, manufacturing, research and development facilities, tower space and land, and for equipment. Finance leases were not material at January 3, 2020 and are not included in the disclosures below.
Operating lease cost was $88 million for the two quarters ended January 3, 2020. Other lease expenses, including short-term and equipment lease cost, variable lease cost and sublease income, were not material for the two quarters ended January 3, 2020.
Supplemental operating lease balance sheet information at January 3, 2020 is as follows:

(In millions)
Operating lease right-of-use assets	$837

Other accrued items	129
Operating lease liabilities	781
Total operating lease liabilities	$910

Other supplemental lease information for the two quarters ended January 3, 2020 is as follows:

(In millions, except lease term and discount rate)
Cash paid for amounts included in the measurement of operating lease liabilities	$91
Right-of-use assets obtained in exchange for new operating lease liabilities	17
Weighted average remaining lease term — operating leases (in years)	9.4
Weighted average discount rate — operating leases	3.1%

Future lease payments under non-cancelable operating leases at January 3, 2020 were as follows:

(In millions)
Fiscal Years
2020	$162
2021	134
2022	123
2023	103
2024	86
Thereafter	450
Total future lease payments required	1,058
Less: imputed interest	148
Total	$910

These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any individual lease material to our operations. At January 3, 2020, we had $280 million of additional operating lease commitments for real estate leases that have not yet commenced. These leases will commence in 2021 with lease terms of 15 to 25 years.

As discussed in Note 2: Accounting Changes or Recent Accounting Pronouncements in these Notes, we adopted ASC 842 using the optional transition method and, consequently, we are presenting prior period amounts and disclosures under ASC 840. Future minimum lease payments for operating leases under ASC 840 at June 28, 2019 were as follows:

(In millions)

June 29, 2019 to July 3, 2020	$68
July 4, 2020 to July 2, 2021	62
July 3, 2021 to July 1, 2022	47
July 2, 2022 to June 30, 2023	40
July 1, 2023 to June 28, 2024	32
Thereafter	64
Total minimum lease payments required	$313

Rent expense was $73 million, $61 million and $65 million for fiscal 2019, 2018 and 2017, respectively.
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
At January 3, 2020, we had no outstanding foreign currency forward contracts to hedge balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the two quarters ended January 3, 2020 or fiscal 2019, 2018 or 2017. In addition, no amounts were recognized in earnings in the two quarters ended January 3, 2020 or fiscal 2019, 2018 or 2017 related to hedged firm commitments that no longer qualify as fair value hedges.
Exchange Rate Risk — Cash Flow Hedges
To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are used to hedge currency exposures from cash flows anticipated across our business segments. We also hedge U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income and are categorized in Level 2 of the fair value hierarchy. Gains and losses in accumulated other comprehensive income are reclassified to earnings when the related hedged item is recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Consolidated Statement of Cash Flows as the cash flows of the related hedged items. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. At January 3, 2020, we had open foreign currency forward contracts with an aggregate notional amount of $511 million denominated in the Euro, British Pound, Australian Dollar, Canadian Dollar and United Arab Emirates Dirham to hedge certain forecasted transactions.
At January 3, 2020, our foreign currency forward contracts had maturities through 2023.

The table below presents the fair values of our derivatives designated as foreign currency hedging instruments in our Consolidated Balance Sheet at January 3, 2020. As of the end of fiscal 2019, 2018 and 2017, the fair values of our derivatives designated as foreign currency hedging instruments were not material.

January 3, 2020

(In millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts
Other current assets	$8
Other non-current assets	2
Other accrued items	6
Other long-term liabilities	2
During the two quarters ended January 3, 2020, we recognized a net unrealized gain of $3 million before income taxes in other comprehensive income from foreign currency derivatives designated as cash flow hedges. During fiscal 2019, 2018 and 2017, the net unrealized gain or loss recognized in other comprehensive income from foreign currency derivatives designated as cash flow hedges was not material.
During the two quarters ended January 3, 2020 and fiscal 2019, 2018 and 2017, the net gain or loss reclassified from “Accumulated other comprehensive loss” into earnings from foreign currency derivatives designated as cash flow hedges was not material. Gains and losses from foreign currency derivatives designated as cash flow hedges are included in the line item in our Consolidated Statement of Income associated with the hedged transaction, with the exception of the losses resulting from discontinued cash flow hedges, which are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income.
At January 3, 2020, the estimated amount of existing gains to be reclassified into earnings within the next twelve months was $2 million before income taxes.
Interest-Rate Risk — Cash Flow Hedges
At January 3, 2020, we had two treasury lock agreements (“treasury locks”) with third-party financial institution counterparties with a combined notional amount of $650 million that were classified as cash flow hedges, which were assumed in connection with the L3Harris Merger.
These treasury locks were initiated in January 2019 to hedge against fluctuations in interest payments due to changes in the benchmark interest rate (10-year U.S. Treasury rate) associated with the anticipated issuance of long-term fixed-rate notes (“New Notes”) to redeem or repay at maturity the entire $650 million outstanding principal amount of our 4.95% 2021 Notes.
We designated these treasury locks as cash flow hedges against fluctuations in interest payments on the New Notes due to changes in the benchmark interest rate prior to issuance, which we expected to occur before the date of maturity of the 4.95% 2021 Notes. If the benchmark interest rate increases during the period of the agreement, the treasury locks position becomes an asset and we receive a cash payment from the counterparty when we terminate the treasury locks upon issuance of the New Notes. Conversely, if the benchmark interest rate decreases, the treasury locks position becomes a liability and we make a cash payment to the counterparty when we terminate the treasury locks upon issuance of the New Notes. The fair value of the treasury locks is measured using a pricing model that utilizes observable market data such as the benchmark interest rate.
At January 3, 2020, the combined fair value of these treasury locks was a liability of $56 million, which was categorized in Level 2 of the fair value hierarchy and recorded in the “Other long-term liabilities” line item in our Consolidated Balance Sheet. The unrealized after-tax loss associated with these treasury locks included in the “Accumulated other comprehensive loss” line item in our Consolidated Balance Sheet was $16 million at January 3, 2020. We recognized a $35 million liability for these treasury locks as part of our purchase accounting for the L3Harris Merger.
On November 27, 2019, in order to fund our optional redemption of the 2.7% 2020 Notes as described in Note 14: Debt in these Notes, we completed the issuance of $400 million in aggregate principal amount of the 2.900% 2029 Notes. In January 2019, we initiated a treasury lock to hedge against fluctuations in interest payments due to changes in the benchmark interest rate (10-year U.S. Treasury rate) associated with the anticipated issuance of debt to redeem or repay the 2.7% 2020 Notes. This treasury lock was terminated as planned in connection with our issuance of the 2.900% 2029 notes during the quarter ended January 3, 2020, and because interest rates decreased during the period of the treasury lock, we made a cash payment to our counterparty and recorded an after-tax loss of $24 million in the “Accumulated other comprehensive loss” line item of our Consolidated Balance Sheet. The accumulated other comprehensive loss balance will be amortized to interest expense over the life of the 2.900% 2029 Notes. We classified the cash outflow from the termination of this treasury lock as cash used in financing activities in our Consolidated Statement of Cash Flows. At June 28, 2019, the fair value of this treasury lock was a liability of $26 million, which was categorized in Level 2 of the fair value hierarchy and recorded in the “Other accrued items” line item in our Consolidated Balance Sheet with a corresponding unrealized after-tax loss of $20 million included in the “Accumulated other comprehensive loss” line item in our Consolidated Balance Sheet.
The net gains or losses from cash flow hedges recognized in earnings were not material for the two quarters ended January 3, 2020 or fiscal 2019, 2018 or 2017. We had no open treasury locks at the end of fiscal 2018 or 2017.
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
NOTE 21: NON-OPERATING INCOME
The components of non-operating income were as follows:

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Pension adjustment(1)	$172	$186	$184	$164
Gain on pension plan curtailment	23	—	—	—
Loss on extinguishment of debt(2)	(2)	—	(24)	—
Adjustment to gain on sale of business	—	—	—	2
Other	(1)	2	(4)	—
	$192	$188	$156	$166
_______________

(1)
The non-service components of net periodic pension and postretirement benefit costs include interest cost, expected return on plan assets, amortization of net actuarial gain or loss and effect of curtailments or settlements.

(2)
Losses associated with our optional redemption of the entire outstanding $400 million principal amount of our 2.7% 2020 Notes in the two quarters ended January 3, 2020 and our optional redemption of the entire outstanding $800 million aggregate principal amount of our 2018 Redeemed Notes, the repayment in full of $253 million in remaining outstanding indebtedness under the 5-year tranche of our $1.3 billion senior unsecured term loan facility and the termination of our 2015 Credit Agreement in fiscal 2018. See. Note 14: Debt for additional information.

NOTE 22: ACCUMULATED OTHER COMPREHENSIVE LOSS ("AOCI")
The components of AOCI are summarized below:

	Foreign currency translation	Net unrealized (losses) gains on hedging derivatives	Unrecognized postretirement obligations	Total AOCI

	(In millions)
Balance at June 30, 2017	$(113)	$(17)	$(146)	$(276)
Other comprehensive income	13	1	122	136
Income taxes	2	—	(29)	(27)
Other comprehensive income, net of tax	15	1	93	109
Reclassifications to retained earnings due to adoption of accounting standards update	(1)	(4)	(30)	(35)
Balance at June 29, 2018	(99)	(20)	(83)	(202)
Other comprehensive loss	(7)	(24)	(638)	(669)
Income taxes	—	6	158	164
Other comprehensive loss, net of tax	(7)	(18)	(480)	(505)
Balance at June 28, 2019	(106)	(38)	(563)	(707)
Other comprehensive income (loss)	25	(23)	231	233
Income taxes	—	6	(53)	(47)
Other comprehensive income (loss), net of tax	25	(17)	178	186
Amounts reclassified to earnings from AOCI(1)	—	—	18	18
Income taxes	—	—	(5)	(5)
Amounts reclassified to earnings from AOCI, net of tax	—	—	13	13
Balance at January 3, 2020	$(81)	$(55)	$(372)	$(508)

_______________

(1)	Amounts reclassified to earnings from AOCI are included in the gain on sale of business and non-operating income line items in our Consolidated Statement of Income.
NOTE 23: INCOME TAXES
Income Tax Provision
The provisions for current and deferred income taxes are summarized as follows:

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Current:
United States	$11	$105	$(141)	$117
International	37	9	12	9
State and local	16	8	(11)	6
	64	122	(140)	132
Deferred:
United States	33	15	324	121
International	(15)	(3)	(3)	1
State and local	(9)	26	25	7
	9	38	346	129
	$73	$160	$206	$261

The total income tax provision is summarized as follows:

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Continuing operations	$73	$160	$206	$261
Discontinued operations	—	(1)	(5)	(110)
Total income tax provision	$73	$159	$201	$151

A reconciliation of the U.S. statutory income tax rate to our effective income tax rate follows:

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017
U.S. statutory income tax rate	21.0%	21.0%	28.1%	35.0%
State taxes	1.4	2.4	1.9	1.0
International income	0.9	(0.5)	(0.5)	(1.3)
Research and development tax credit	(4.7)	(4.5)	(2.9)	(2.0)
Foreign derived intangibles income deduction	(0.8)	(1.3)	—	—
Change in valuation allowance	(4.8)	(1.8)	0.2	(0.2)
U.S. production activity benefit	—	—	(0.9)	(0.5)
Equity-based compensation(1)	(5.4)	(2.1)	(1.8)	(2.6)
Settlement of tax audits	—	—	(2.2)	—
U.S. tax reform	—	—	0.4	—
Other items	0.4	1.2	0.4	(0.1)
Effective income tax rate	8.0%	14.4%	22.7%	29.3%

_______________

(1)	Includes non-deductible equity-based compensation and excess tax benefits from equity-based compensation
As of January 3, 2020, we estimate our outside basis difference in foreign subsidiaries that are considered indefinitely reinvested to be approximately $4 billion. The outside basis difference is comprised predominantly of purchase accounting adjustments and to a lesser extent, undistributed earnings and other equity adjustments. In the event of a disposition of the foreign subsidiaries or a distribution, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions. As of January 3, 2020, the determination of the amount of unrecognized deferred tax liability related to the outside basis difference is not practicable.
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
The implementation of a modified territorial tax system under the Tax Act subjects us to tax on our Global Intangible Low-Taxed Income (“GILTI”) starting with fiscal 2019. The Financial Accounting Standards Board has permitted companies to make an accounting policy decision to either (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred (“period cost method”) or (2) factor such amounts into the measurement of its deferred taxes (“deferred method”). We have elected to use the period cost method.

Deferred Income Tax Assets (Liabilities)
The components of deferred income tax assets (liabilities) were as follows:

	January 3, 2020	June 28, 2019	June 29, 2018

	(In millions)
Deferred tax assets:
Accruals	$240	$152	$178
Tax loss and credit carryforwards	177	92	119
Share-based compensation	27	28	26
Capital loss carryforwards	44	95	101
Pension and other post-employment benefits	431	305	188
Operating lease obligation	213	—	—
Other	238	75	64
Valuation allowance(1)	(185)	(159)	(181)
Deferred tax assets, net	1,185	588	495

Deferred tax liabilities:
Property, plant and equipment	(159)	(71)	(65)
Unbilled receivables	(51)	(65)	(86)
Acquired intangibles	(2,037)	(260)	(268)
Operating lease right-of-use asset	(196)	—	—
Other	(121)	(31)	(36)
Deferred tax liabilities	(2,564)	(427)	(455)
Net deferred tax assets (liabilities)	$(1,379)	$161	$40

_______________

(1)	The valuation allowance has been established to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.
Net deferred tax assets (liabilities) were classified as follows in our Consolidated Balance Sheet:

	January 3, 2020	June 28, 2019	June 29, 2018

	(In millions)
Non-current deferred income tax assets	$102	$173	$119
Non-current deferred income tax liabilities	(1,481)	(12)	(79)
	$(1,379)	$161	$40

Tax loss and credit carryforwards at January 3, 2020 have expiration dates ranging from less than one year and no expiration in certain instances. The tax-effected amounts of federal, international, and state and local operating loss carryforwards at January 3, 2020 were $8 million, $46 million and $28 million, respectively. The tax-effected amounts of federal and state and local capital loss carryforwards at January 3, 2020 were $24 million and $21 million, respectively. The amounts of federal, international, and state and local credit carryforwards at January 3, 2020 were $6 million, $14 million and $78 million, respectively
Income from continuing operations before income taxes of international subsidiaries was $96 million in the two quarters ended January 3, 2020. Income from continuing operations before income taxes of international subsidiaries was $37 million, $43 million and $42 million in fiscal 2019, 2018 and 2017, respectively. We received $8 million in income tax refunds, net of income taxes paid, in the two quarters ended January 3, 2020; paid $137 million in income tax, net of refunds received, in fiscal 2019; received $8 million in income tax refunds, net of income taxes paid, in fiscal 2018; and paid $51 million, net of refunds received, in fiscal 2017.

Tax Uncertainties
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Balance at beginning of period	$204	$102	$90	$63
Additions based on tax positions taken during current period	35	31	17	52
Additions based on tax positions taken during prior periods	—	80	23	—
Additions for tax positions related to acquired entities	226	—	—	—
Decreases based on tax positions taken during prior periods	(7)	(9)	(28)	(25)
Decreases from lapse in statutes of limitations	(20)	—	—	—
Balance at end of period	$438	$204	$102	$90

As of January 3, 2020, we had $438 million of unrecognized tax benefits, of which $313 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. As of June 28, 2019, we had $204 million of unrecognized tax benefits, of which $162 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. As of June 29, 2018, we had $102 million of unrecognized tax benefits, of which $92 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We had accrued $31 million for the potential payment of interest and penalties as of January 3, 2020 (and this amount was not included in the $438 million of unrecognized tax benefits balance at January 3, 2020 shown above). We had accrued $3 million for the potential payment of interest and penalties as of June 28, 2019 (and this amount was not included in the $204 million of unrecognized tax benefits balance at June 28, 2019 shown above). We had accrued $4 million for the potential payment of interest and penalties as of June 29, 2018 (and this amount was not included in the $102 million of unrecognized tax benefits balance at June 29, 2018 shown above).
We file numerous separate and consolidated income tax returns reporting our financial results and, where appropriate, those of our subsidiaries and affiliates, in the U.S. Federal jurisdiction and various state, local and foreign jurisdictions. Pursuant to the Compliance Assurance Process, the IRS is examining the Harris federal tax returns for fiscal 2017 and 2018 and refund claims related to fiscal 2010 through 2016. In addition, legacy L3’s federal tax returns for calendar years 2017 and 2018 and refund claims related to calendar years 2015 and 2016 are currently under IRS examination.
The Canadian Revenue Agency is currently examining our returns for fiscal 2014 through fiscal 2016, and we are still negotiating the provincial portions of a Canadian assessment relating to fiscal 2000 through fiscal 2006. We are currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2010 through 2018. It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes cannot be made for remaining unrecognized tax benefits because of the significant number of jurisdictions in which we do business and the number of open tax periods.
NOTE 24: BACKLOG
Backlog, which is the equivalent of our remaining performance obligations, represents the future revenue we expect to recognize as we perform on our current contracts. Backlog comprises both funded backlog (i.e., firm orders for which funding is authorized and appropriated) and unfunded backlog. Backlog excludes unexercised contract options and potential orders under ordering-type contracts, such as IDIQ contracts.
At January 3, 2020, our ending backlog was $20.6 billion. We expect to recognize approximately 60 percent of the revenue associated with this backlog within the next twelve months and the substantial majority of the revenue associated with this backlog within the next three years. At June 28, 2019, our ending backlog was $8.3 billion, at which time we expected to recognize approximately half of the revenue associated with this backlog within the next twelve months and the substantial majority of the revenue associated with this backlog within the next three years.

NOTE 25: BUSINESS SEGMENTS
During the two quarters ended January 3, 2020, we adjusted our segment reporting to reflect our new organizational structure announced July 1, 2019. We structure our operations primarily around the products and services we sell and the markets we serve, and effective June 29, 2019, we report the financial results of our operations in the following four operating segments, which are also our reportable segments and are referred to as our business segments:

•
Integrated Mission Systems, including multi-mission ISR and communication systems; integrated electrical and electronic systems for maritime platforms; and advanced electro-optical and infrared solutions;

•	Space and Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber defense; avionics; and electronic warfare;

•	Communication Systems, including tactical communications; broadband communications; integrated vision solutions; and public safety; and

•
Aviation Systems, including defense aviation products; security, detection and other commercial aviation products; commercial and military pilot training; and mission networks for air traffic management.

The historical results, discussion and presentation of our business segments as set forth in our Consolidated Financial Statements and these Notes reflect the impact of these adjustments to our segment reporting for all periods presented in order to present the segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these adjustments.
Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Revenue
Integrated Mission Systems	$2,774	$48	$45	$38
Space and Airborne Systems	2,360	3,715	3,304	3,156
Communication Systems	2,151	2,208	2,015	1,891
Aviation Systems	2,038	672	668	697
Other non-reportable business segments(1)	23	165	148	121
Corporate eliminations	(83)	(7)	(12)	(6)
	$9,263	$6,801	$6,168	$5,897
Income from Continuing Operations before Income Taxes
Segment Operating Income:
Integrated Mission Systems	$377	$9	$7	$7
Space and Airborne Systems	442	697	628	559
Communication Systems	493	637	561	522
Aviation Systems	289	76	54	131
Other business activities and non-reportable business segments(1)	—	27	20	9
Unallocated corporate expenses and corporate eliminations(2)	(140)	(2)	(65)	(62)
L3Harris Merger-related transaction and integration expenses and losses	(390)	(65)	—	—
Amortization of acquisition-related intangibles(3)	(289)	(101)	(101)	(109)
Gain on sale of business	229	—	—	—
Pension adjustment	(172)	(186)	(184)	(164)
Non-operating income	192	188	156	166
Net interest expense	(123)	(167)	(168)	(170)
Total	$908	$1,113	$908	$889
_______________

(1)
Includes the operating results of the Harris Night Vision business prior to the date of divestiture on September 13, 2019. See Note 3: Divestitures, Asset Sales and Discontinued Operations in these Notes for more information.

(2)
Includes: (i) $142 million of additional cost of sales related to the fair value step-up in inventory sold (see Note 5: Business Combination in these Notes for more information), a $12 million gain on the sale of an asset group and a $10 million non-cash cumulative adjustment to lease expense for the two quarters ended January 3, 2020; (ii) $47 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business and other items, a $12 million non-cash adjustment for deferred compensation and $5 million of Exelis acquisition-related and other charges in fiscal 2018; and (iii) $58 million of Exelis acquisition-related and other charges in fiscal 2017.

(3)
Includes $239 million of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger for the two quarters ended January 3, 2020 and $50 million, $101 million, $101 million and $109 million of amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis for the two quarters ended January 3, 2020 and fiscal 2019, 2018 and 2017, respectively. Because the L3Harris Merger and the acquisition of Exelis benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired was not allocated to any segment.

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

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Revenue By Customer Relationship
Prime contractor	$1,904	$25	$20	$24
Subcontractor	870	23	25	14
	$2,774	$48	$45	$38
Revenue By Contract Type
Fixed-price(1)	$2,138	$48	$45	$37
Cost-reimbursable	636	—	—	1
	$2,774	$48	$45	$38
Revenue By Geographical Region
United States	$2,300	$30	$39	$27
International	474	18	6	11
	$2,774	$48	$45	$38
_______________

(1)	Includes revenue derived from time-and-materials contracts.

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

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Revenue By Customer Relationship
Prime contractor	$1,337	$2,246	$2,159	$2,067
Subcontractor	1,023	1,469	1,145	1,089
	$2,360	$3,715	$3,304	$3,156
Revenue By Contract Type
Fixed-price(1)	$1,367	$2,097	$1,634	$1,390
Cost-reimbursable	993	1,618	1,670	1,766
	$2,360	$3,715	$3,304	$3,156
Revenue By Geographical Region
United States	$2,037	$3,255	$2,937	$2,782
International	323	460	367	374
	$2,360	$3,715	$3,304	$3,156
_______________

(1)	Includes revenue derived from time-and-materials contracts.

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

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Revenue By Customer Relationship(1)
Prime contractor	$1,406
Subcontractor	745
	$2,151
Revenue By Contract Type(1)
Fixed-price(2)	$1,849
Cost-reimbursable	302
	$2,151
Revenue By Geographical Region
United States	$1,518	$1,281	$1,031	$880
International	633	927	984	1,011
	$2,151	$2,208	$2,015	$1,891

_______________

(1)
Prior to the L3Harris Merger, Communication Systems did not recognize significant revenue for customer-specific products and systems, and currently, such customer arrangements primarily exist at operating businesses acquired in connection with the L3Harris Merger. The “Revenue by Customer Relationship” and “Revenue by Contract Type” disaggregation categories were added beginning in the Fiscal Transition Period to best depict how the nature, amount, timing and uncertainty of revenue and cash flows from these types of customer arrangements are affected by economic factors.

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

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Revenue By Customer Relationship
Prime contractor	$1,246	$654	$656	$697
Subcontractor	792	18	12	—
	$2,038	$672	$668	$697
Revenue By Contract Type
Fixed-price(1)	$1,688	$587	$582	$636
Cost-reimbursable	350	85	86	61
	$2,038	$672	$668	$697
Revenue By Geographical Region
United States	$1,514	$644	$627	$647
International	524	28	41	50
	$2,038	$672	$668	$697
______________

(1)	Includes revenue derived from time-and-materials contracts.

Total assets by business segment is as follows:

	January 3, 2020	June 28, 2019	June 29, 2018

	(In millions)
Total Assets
Integrated Mission Systems	$7,896	$87	$90
Space and Airborne Systems	6,829	5,027	4,953
Communication Systems	5,930	1,683	1,724
Aviation Systems	7,569	1,036	1,046
Corporate(1)	10,112	2,284	2,038
	$38,336	$10,117	$9,851
_______________

(1)
Identifiable intangible assets acquired in connection with the L3Harris Merger in the two quarters ended January 3, 2020 and our acquisition of Exelis in fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Identifiable intangible asset balances recorded as Corporate assets were approximately $8.5 billion, $869 million and $974 million at January 3, 2020, June 28, 2019 and June 29, 2018, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, as well as any assets of discontinued operations and divestitures. See Note 3: Divestitures, Asset Sales and Discontinued Operations for additional information.

Other selected financial information by business segment and geographical area is summarized below:

	Two Quarters Ended	Fiscal Years Ended
	January 3, 2020	June 28, 2019	June 29, 2018	June 30, 2017

	(In millions)
Capital Expenditures
Integrated Mission Systems	$29	$1	$1	$—
Space and Airborne Systems	36	48	49	49
Communication Systems	22	29	25	16
Aviation Systems	64	54	37	22
Other non-reportable business segments(1)	—	6	4	1
Corporate	22	23	20	27
Discontinued operations	—	—	—	4
	$173	$161	$136	$119
Depreciation and Amortization
Integrated Mission Systems	$37	$2	$2	$2
Space and Airborne Systems	31	50	54	55
Communication Systems	32	49	54	60
Aviation Systems	53	29	22	5
Other non-reportable business segments(1)	—	3	5	8
Corporate	289	125	122	142
Discontinued operations	—	—	—	39
	$442	$258	$259	$311
Geographical Information for Continuing Operations
U.S. operations:
Revenue	$8,485	$6,530	$5,854	$5,637
Long-lived assets	$1865	$866	$892	$896
International operations:
Revenue	$778	$271	$314	$260
Long-lived assets	$252	$28	$8	$8

_______________

(1)
Includes capital expenditures and depreciation and amortization of the Harris Night Vision business prior to the date of divestiture on September 13, 2019. See Note 3: Divestitures, Asset Sales and Discontinued Operations in these Notes for more information.

In addition to depreciation and amortization expense related to property, plant and equipment, “Depreciation and Amortization” in the table above also includes $285 million of amortization related to intangible assets, debt premium, debt discount, debt issuance costs and other items for the two quarters ended January 3, 2020. “Depreciation and Amortization” in the table above also includes amortization related to intangible assets, debt premium, debt discount and debt issuance costs of $120 million, $116 million and $125 million in fiscal 2019, 2018 and 2017, respectively.
Our products and systems are produced principally in the U.S. with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 5 percent of our total revenue during the two quarters ended January 3, 2020 or fiscal 2019, 2018 or 2017.
Sales made to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, by all segments as a percentage of total revenue were 73 percent in the two quarters ended January 3, 2020 and 77 percent, 75 percent and 74 percent in fiscal 2019, 2018 and 2017, respectively. Revenue from services in the two quarters ended January 3, 2020 was approximately 32 percent, 16 percent, 15 percent and 39 percent of total revenue in our Integrated Mission Systems, Space and Airborne Systems, Communication Systems and Aviation Systems segments, respectively.
Revenue from products and services where the end consumer is located outside the U.S., including foreign military sales through the U.S. Government, was $2.0 billion (21 percent of our revenue) in the two quarters ended January 3, 2020. Revenue from products and services where the end consumer is located outside the U.S., including foreign military sales through the U.S. Government, was $1.5 billion (22 percent of our revenue), $1.4 billion (23 percent of our revenue) and $1.5 billion (25 percent of our revenue) in fiscal 2019, 2018 and 2017, respectively. Export revenue and revenue from international operations in the two quarters ended January 3, 2020 was principally from the EMEA (Europe, Middle East and Africa) and APAC (Asia-Pacific) regions and Canada.
NOTE 26: LEGAL PROCEEDINGS AND CONTINGENCIES
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At January 3, 2020, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, which are considered probable of being rendered against us in litigation or arbitration in existence at January 3, 2020 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
Tax Audits
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
In September 2019, we reached an administrative settlement with the Department of State to resolve alleged U.S. export control regulation violations. Under the terms of the settlement we have committed to strengthen our trade compliance program under the supervision of a special compliance officer and will pay a civil penalty of $13 million over three years (with $7 million suspended on the condition of use for qualified remedial compliance measures). The settlement did not result in any debarment or limitation on export licensing.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of us being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the Department of Justice, Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis, of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of environmental claims, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims in existence at January 3, 2020 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE 27: TRANSITION PERIOD COMPARATIVE DATA (UNAUDITED)
The following table presents certain comparative financial information for the two quarters ended January 3, 2020 and two quarters ended December 28, 2018:

	Two Quarters Ended
	January 3, 2020	December 28, 2018

	(In millions, except per share amounts)
Revenue from product sales and services	$9,263	$3,208
Cost of product sales and services	(6,726)	(2,105)
Engineering, selling and administrative expenses	(1,927)	(583)
Gain on sale of business	229	—
Non-operating income	192	94
Interest income	12	1
Interest expense	(135)	(87)
Income from continuing operations before income taxes	908	528
Income taxes	(73)	(87)
Income from continuing operations	835	441
Discontinued operations, net of income taxes	(1)	(3)
Net income	834	438
Noncontrolling interests, net of income taxes	(12)	—
Net income attributable to L3Harris Technologies, Inc.	$822	$438

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic
Continuing operations	$3.72	$3.74
Discontinued operations	—	(0.03)
	$3.72	$3.71
Diluted
Continuing operations	$3.68	$3.66
Discontinued operations	(0.01)	(0.02)
	$3.67	$3.64

Basic weighted average common shares outstanding	221.2	117.8
Diluted weighted average common shares outstanding	223.7	120.3

NOTE 28: SUBSEQUENT EVENTS
On February 4, 2020, we entered into a definitive agreement under which we will sell Security & Detection Systems and MacDonald Humfrey Automation solutions (“airport security and automation business”) to Leidos, Inc. for $1 billion in cash, subject to customary purchase price adjustments as set forth in the definitive agreement. The sale transaction is conditioned on customary closing conditions, including receipt of regulatory approvals. We expect the sale transaction to close in mid-2020; however, there can be no assurances that the conditions will be satisfied (or waived, if applicable) or that closing will occur in mid-2020 or at all. We intend to use the proceeds from the sale of the airport security and automation business to repurchase shares of our common stock. The airport security and automation business provides solutions used by the aviation and transportation industries, regulatory and customs authorities, government and law enforcement agencies and commercial and other high-security facilities. The decision to divest the airport security and automation business represented a significant milestone in our strategic priority to reshape our portfolio and focus our resources on core technologies following the L3Harris Merger. The airport security and automation business had approximately $500 million in annual revenue. Because the expected disposal did not meet the held for sale criteria as of January 3, 2020, the assets and liabilities of the airport security and automation business were not classified as held for sale in our Consolidated Balance Sheet at January 3, 2020. We do not expect the divestiture of the airport security and automation business will have a significant impact on our financial condition, results of operations or cash flows.

SUPPLEMENTARY FINANCIAL INFORMATION
QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data is summarized below:

	Quarter Ended		Total Fiscal Transition Period
	9/27/2019	1/3/2020

Two Quarters Ended January 3, 2020(1)(2)	(In millions, except per share amounts)
Revenue	$4,431	$4,832	$9,263
Gross profit	1,189	1,348	2,537
Income from continuing operations before income taxes	440	468	908
Income from continuing operations	435	400	835
Discontinued operations, net of income taxes	—	(1)	(1)
Net income	435	399	834
Per common share data:
Basic
Income from continuing operations	1.93	1.79	3.72
Net income	1.93	1.79	3.72
Diluted
Income from continuing operations	1.90	1.77	3.68
Net income	1.90	1.77	3.67
Cash dividends	0.75	0.75	1.50
Stock prices — High	217.31	212.43
Low	176.16	190.55

	Quarter Ended				Total Year
	9/28/2018	12/28/2018	3/29/2019	6/28/2019

Fiscal Year Ended June 28, 2019(3)	(In millions, except per share amounts)
Revenue	$1,542	$1,666	$1,728	$1,865	$6,801
Gross profit	532	571	589	642	2,334
Income from continuing operations before income taxes	257	271	283	302	1,113
Income from continuing operations	216	225	243	269	953
Discontinued operations, net of income taxes	(3)	—	—	(1)	(4)
Net income	213	225	243	268	949
Per common share data:
Basic
Income from continuing operations	1.82	1.91	2.06	2.26	8.06
Net income	1.81	1.91	2.06	2.26	8.03
Diluted
Income from continuing operations	1.78	1.88	2.02	2.21	7.89
Net income	1.77	1.87	2.02	2.20	7.86
Cash dividends	0.685	0.685	0.685	0.685	2.740
Stock prices — High	169.98	175.50	167.09	200.77
Low	142.95	123.24	129.46	159.29
_______________

(1)	Includes the operating results of L3 businesses after the L3Harris Merger on June 29, 2019. See Note 5: Business Combination in the Notes for more information.

(2)
Results for the two quarters ended January 3, 2020 included: (i) $390 million of L3Harris Merger-related transaction and integration costs; (ii) $289 million of acquisition-related intangibles, including $239 million of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger (see Note 5: Business Combination in the Notes for more information) and $50 million of amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis; (iii) a $229 million gain on the sale of the Harris Night Vision business; (iv) $142 million of additional cost of sales related to the fair value step-up in inventory sold; (v) a $23 million gain on pension plain curtailment; (vi) a $12 million gain on the sale of an asset group (see Note 3: Divestitures, Asset Sales and Discontinued Operations in the Notes for more information); (vii) a $10 million non-cash cumulative adjustment to lease expense; and (viii) $3 million of losses and other costs related to debt refinancing. The net after-tax impact from these two quarters ended January 3, 2020 items was $392 million or $1.75 per diluted common share.

(3)
Results for fiscal 2019 included: (i) $101 million of amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis and (ii) $65 million of L3Harris Merger-related transaction and integration costs. The net after-tax impact from these fiscal 2019 items was $128 million or $1.06 per diluted common share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures:    We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of January 3, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of January 3, 2020 our disclosure controls and procedures were effective.
(b) Changes in Internal Control:    We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. During the two quarters ended January 3, 2020, we completed our multi-year, phased implementation of a new core enterprise resource planning (“ERP”) system in certain business units, which reduced the number of ERP systems across the Company and enhanced our system of internal control over financial reporting. The implementation of the new core ERP system in each affected business unit involved changes to related processes that are part of our system of internal control over financial reporting and required testing for effectiveness. As part of our integration with L3, we are in the process of incorporating our controls and procedures with respect to L3’s operations, and we will include internal controls with respect to L3’s operations in our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2020. Other than the system and related process changes described above as well as changes related to incorporating our controls and procedures with respect to L3’s operations, there have been no changes in our internal control over financial reporting that occurred during the two quarters ended January 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Evaluation of Internal Control over Financial Reporting:    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 3, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Our management excluded from its assessment of the effectiveness of the our internal control over financial reporting the internal controls of L3, which we merged with on June 29, 2019, and whose financial statements represent 15 percent of our total assets, excluding the preliminary value of goodwill and other intangible assets, as of January 3, 2020, and 61 percent of our total revenue for the two quarters then ended. Our management will include the internal controls of L3 in its assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2020. Based on our management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of January 3, 2020. “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Report. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, our independent registered public accounting firm, whose unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Report.

ITEM 9B.	OTHER INFORMATION.
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
(a) Identification of Directors:    The information required by this Item with respect to our directors is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors and Nominees for Election in our Proxy Statement for our 2020 Annual Meeting of Shareholders scheduled to be held on April 24, 2020 (our “2020 Proxy Statement”), which is expected to be filed within 120 days after the end of our Fiscal Transition Period.
(b) Identification of Executive Officers:    Certain information regarding our executive officers is included in Part I of this Report under the heading “Information about our Executive Officers” in accordance with General Instruction G(3) of Form 10-KT.
(c) Audit Committee Information; Financial Expert:    The information required by this Item with respect to the Audit Committee of our Board of Directors and “audit committee financial experts” is incorporated herein by reference to the discussions under the headings Nominees for Election and Board Committees, Audit Committee in our 2020 Proxy Statement, which is expected to be filed within 120 days after the end of our Fiscal Transition Period.
(d) Delinquent Section 16(a) Reports:    Information related to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Delinquent Section 16(a) Reports in our 2020 Proxy Statement, which is expected to be filed within 120 days after the end of our Fiscal Transition Period.
(e) Code of Ethics:    All of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Code of Conduct. Our Code of Conduct is posted on our website at https://www.l3harris.com/content/code-of-conduct and is also available free of charge by written request to our Director of Ethics and Compliance, L3Harris Technologies, Inc., 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose on the Code of Conduct section of our website at https://www.l3harris.com/content/code-of-conduct any amendment to, or waiver from, our Code of Conduct that is required to be disclosed to shareholders, within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Code of Conduct in our 2020 Proxy Statement, which is expected to be filed within 120 days after the end of our Fiscal Transition Period.
(f) Policy for Nominees:    The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion concerning procedures by which shareholders may recommend nominees to our Board of Directors, submit nominees for inclusion in our proxy materials pursuant to our “proxy access” provision of our By-Laws or directly propose nominees for consideration pursuant to our By-Laws but not pursuant to the proxy access provision contained under the heading Director Nomination Process in our 2020 Proxy Statement, which is expected to be filed within 120 days after the end of our Fiscal Transition Period. No material changes to those procedures have occurred since the disclosure regarding those procedures in our Proxy Statement for our 2019 Annual Meeting of Shareholders.
Additional information concerning requirements and procedures for shareholders directly nominating directors is contained under the heading Shareholder Nominations and Proposals in our 2020 Proxy Statement, which is expected to be filed within 120 days after the end of our Fiscal Transition Period.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item with respect to compensation of our directors and executive officers is incorporated herein by reference to the discussions under the headings Director Compensation and Benefits, Compensation Discussion and Analysis and Compensation Committee Report in our 2020 Proxy Statement, which is expected to be filed within 120 days after the end of our Fiscal Transition Period.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table provides information as of January 3, 2020 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	5,101,896	$110.48	22,071,494
Equity compensation plans not approved by shareholders	—	—	—
Total	5,101,896	$110.48	22,071,494
_______________

(1)
Consists of the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) (the “2005 EIP”) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”), as well as employee stock incentive plans of L3 assumed by L3Harris (collectively with the 2005 EIP and the 2015 EIP, the “L3Harris SIPs”). No additional awards may be granted under the 2005 EIP.

(2)
Under the L3Harris SIPs, in addition to options, we have granted share-based compensation awards in the form of performance shares, shares of restricted stock, performance share units, restricted stock units, shares of immediately vested common stock and other similar types of share-based awards. As of January 3, 2020, there were awards outstanding under those plans with respect to 590,787 shares, consisting of (i) awards of 34,869 shares of restricted stock, for which all 34,869 shares were issued and outstanding; and (ii) awards of 555,918 performance share units and restricted stock units, for which all 555,918 were payable in shares but for which no shares were yet issued and outstanding. The 5,101,896 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 4,545,978 outstanding options and in respect of awards of 555,918 performance share units and restricted stock units payable in shares. Because there is no exercise price associated with awards of shares of restricted stock, performance share units or restricted stock units, all of which are granted to employees at no cost, such awards are not included in the weighted-average exercise price calculation in column (b).

See Note 16: Stock Options and Other Share-Based Compensation in the Notes for a general description of our share-based incentive plans.
The other information required by this Item with respect to security ownership of certain of our beneficial owners and management is incorporated herein by reference to the discussions under the headings Principal Shareholders and Shares Owned By Directors, Nominees and Executive Officers in our 2020 Proxy Statement, which is expected to be filed within 120 days after the end of our Fiscal Transition Period.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the discussions under the headings Director Independence Standards and Related Person Transaction Policy in our 2020 Proxy Statement, which is expected to be filed within 120 days after the end of our Fiscal Transition Period.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2020 Proxy Statement, which is expected to be filed within 120 days after the end of our Fiscal Transition Period.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as a part of this Report:

Page
(1) List of Financial Statements Filed as Part of this Report:
The following financial statements and reports of L3Harris Technologies, Inc. and its consolidated subsidiaries are included in Item 8 of this Report at the page numbers referenced below:
Management’s Report on Internal Control Over Financial Reporting	64
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	65
Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	68
Consolidated Statement of Income — Two Quarters ended January 3, 2020 and Fiscal Years ended June 28, 2019; June 29, 2018; June 30, 2017	69
Consolidated Statement of Comprehensive Income — Two Quarters ended January 3, 2020 and Fiscal Years ended June 28, 2019; June 29, 2018; June 30, 2017	70
Consolidated Balance Sheet — January 3, 2020; June 28, 2019; June 29, 2018	71
Consolidated Statement of Cash Flows — Two Quarters ended January 3, 2020 and Fiscal Years ended June 28, 2019; June 29, 2018; June 30, 2017	72
Consolidated Statement of Equity — Two Quarters ended January 3, 2020 and Fiscal Years ended June 28, 2019; June 29, 2018; June 30, 2017	73
Notes to Consolidated Financial Statements	74
(2) Financial Statement Schedules:
All schedules are omitted because they are not applicable, the amounts are not significant or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
(3)    Exhibits:
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:
***(2)(a) Agreement and Plan of Merger, dated as of October 12, 2018, by and among Harris Corporation, L3 Technologies, Inc. and Leopard Merger Sub, Inc., incorporated herein by reference to Exhibit 2.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on October 16, 2018. (Commission File Number 1-3863)
(2)(b) First Amendment to Agreement and Plan of Merger, dated as of June 28, 2019, among L3 Technologies, Inc., Harris Corporation and Leopard Merger Sub Inc., incorporated herein by reference to Exhibit 2.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
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
(4)(h) Form of 3.832% Global Note due 2025, incorporated herein by reference to Exhibit 4.3 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)
(4)(i) Form of 4.400% Global Note due 2028, incorporated herein by reference to Exhibit 4.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on June 4, 2018. (Commission File Number 1-3863)
(4)(j) Form of 2.900% Global Note due 2029, incorporated herein by reference to Exhibit 4.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on November 27, 2019. (Commission File Number 1-3863)
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
(4)(z) Description of L3Harris Technologies, Inc.’s Securities, incorporated by reference to Exhibit (4)(z) to L3Harris Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 28, 2019. (Commission File Number 1-3863)
*(10)(a) Form of Director and Officer Indemnification Agreement, for use on or after June 29, 2019, incorporated herein by reference to Exhibit 10.5 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(b) Form of Executive Change in Control Severance Agreement, effective as of, and for use after, April 22, 2010, incorporated herein by reference to Exhibit 10(o) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)
*(10)(c) Annual Incentive Plan, incorporated herein by reference to Exhibit 10.2 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on October 28, 2015. (Commission File Number 1-3863)

*(10)(d)(i) 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on November 3, 2005. (Commission File Number 1-3863)
(ii)  Amendment No. 1 to 2005 Equity Incentive Plan, effective January 1, 2009, incorporated herein by reference to Exhibit 10(d) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)
(iii)  Form of Stock Option Award Agreement Terms and Conditions (as of July 4, 2009) for grants under the 2005 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on September 3, 2009. (Commission File Number 1-3863)
*(10)(e)(i) 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.4 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)
(ii)  Form of Stock Option Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(c) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)
(iii)  Form of Stock Option Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)
(iv)  Form of Stock Option Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(a) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2013. (Commission File Number 1-3863)
(v)  Form of Performance Stock Option Award Agreement Terms and Conditions (as of May 27, 2015) for grants under the 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(e)(xi) to Harris Corporation’s Annual Report on Form 10-K for the fiscal year ended July 3, 2015. (Commission File Number 1-3863)
*(10)(f)(i) 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on October 28, 2015. (Commission File Number 1-3863)
(ii) 2015 Equity Incentive Plan Stock Option Award Agreement Terms and Conditions (as of October 23, 2015), incorporated herein by reference to Exhibit 10(f) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
(iii)  Performance Unit Award Agreement Terms and Conditions (August 1, 2019 CEO-COO Award), incorporated herein by reference to Exhibit 10.3 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2019. (Commission File Number 1-3863)
(iv)  Performance Unit Award Agreement Terms and Conditions (August 1, 2019 Momentum Award), incorporated herein by reference to Exhibit 10.4 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2019. (Commission File Number 1-3863)
(v)  Performance Stock Option Award Agreement Terms and Conditions (August 1, 2019 CEO-COO Award), incorporated herein by reference to Exhibit 10.5 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2019. (Commission File Number 1-3863)
(vi)  Performance Stock Option Award Agreement Terms and Conditions (August 1, 2019 Momentum Award), incorporated herein by reference to Exhibit 10.6 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2019. (Commission File Number 1-3863)
(vii)  Performance Stock Option Award Agreement Terms and Conditions (August 1, 2019 Integration Award), incorporated herein by reference to Exhibit 10.7 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2019. (Commission File Number 1-3863)
(viii)  Restricted Unit Award Agreement Terms and Conditions (August 1, 2019 Integration/Retention/Fiscal Transition Period Award), incorporated herein by reference to Exhibit 10.8 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2019. (Commission File Number 1-3863)
(ix)  Restricted Unit Award Agreement Terms and Conditions (New Hire/Other Award as of August 1, 2019), incorporated herein by reference to Exhibit 10.9 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2019. (Commission File Number 1-3863)

(x) Non-Employee Director Share Unit Agreement Terms and Conditions (as of June 29, 2019).
*10(g) L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2020).
*(10)(h)  L3Harris Excess Retirement Savings Plan, as amended and restated effective January 1, 2020.
*(10)(i)(i) Harris Corporation 2005 Directors’ Deferred Compensation Plan (as Amended and Restated Effective January 1, 2009), incorporated herein by reference to Exhibit 10(h) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)
(ii)  Amendment Number One to the Harris Corporation 2005 Directors’ Deferred Compensation Plan (As Amended and Restated Effective January 1, 2009), dated October 27, 2010 and effective as of August 28, 2010, incorporated herein by reference to Exhibit 10(m) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)
(iii) Amendment Number Two to the Harris Corporation 2005 Directors’ Deferred Compensation Plan (As Amended and Restated Effective January 1, 2009), dated December 4, 2015, incorporated herein by reference to Exhibit 10(h) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
*(10)(j)  L3Harris Technologies, Inc. 2019 Non-Employee Director Deferred Compensation Plan.
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
*(10)(q)(i) Employment Agreement, dated October 8, 2011 and effective November 1, 2011, by and between Harris Corporation and William M. Brown, incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on October 11, 2011. (Commission File Number 1-3863)
(ii) Employment Agreement Amendment, dated October 12, 2018, by and between Harris Corporation and William M. Brown, incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2018. (Commission File Number 1-3863)
*(10)(r) Letter Agreement with Christopher E. Kubasik, dated as of November 5, 2018, incorporated herein by reference to Exhibit 10.4 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(s) Offer Letter Agreement with Jesus Malave Jr., dated as of June 6, 2019, incorporated herein by reference to Exhibit 10.3 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(t) Offer Letter Agreement, dated March 6, 2015, between Harris Corporation and Todd Taylor, incorporated herein by reference to Exhibit 10(e) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2015. (Commission File Number 1-3863)
*(10)(u) Summary of Annual Compensation of Non-Employee Directors of L3Harris Technologies, Inc., effective as of June 29, 2019, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
***(10)(v) Revolving Credit Agreement, dated June 28, 2019, among Harris Corporation and certain of its Subsidiaries from time to time, as the Borrowers, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, L/C Issuer and Swingline Lender, Citibank, N.A., Bank of America, N.A., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as Co-Syndication Agents and JPMorgan Chase Bank, N.A., Citibank, N.A., Bank of America Securities, Inc., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(w)(i) Exelis Excess Pension Plan IA (formerly known as the ITT Excess Pension Plan IA and the ITT Industries Excess Pension Plan IA), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.18 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
(ii) Amendment to the Exelis Excess Pension Plan IA (as Amended and Restated as of October 31, 2011), dated December 16, 2016, incorporated herein by reference to Exhibit 10(e) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File No. 1-3863)
*(10)(x)(i) Exelis Excess Pension Plan IB (formerly known as the ITT Excess Pension Plan IB and the ITT Industries Excess Pension Plan IB), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.19 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
(ii) Amendment to the Exelis Excess Pension Plan IB (as Amended and Restated as of October 31, 2011), dated December 16, 2016, incorporated herein by reference to Exhibit 10(g) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File No. 1-3863)
*(10)(y)(i) Exelis Excess Pension Plan IIA (formerly known as the ITT Excess Pension Plan IIA, the ITT Excess Pension Plan II, and the ITT Industries Excess Pension Plan II), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.20 of Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
(ii) Amendment to Exelis Excess Pension Plan IIA (as Amended and Restated as of October 31, 2011), dated December 16, 2016, incorporated herein by reference to Exhibit 10(f) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File No. 1-3863)

*(10)(z)(i) Exelis Excess Pension Plan IIB (formerly known as the ITT Excess Pension Plan IIB), as amended and restated as of October 31, 2011, incorporated herein by reference to Exhibit 10.21 to Exelis Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2013. (Commission File No. 1-35228)
*(10)(aa) Amendment to the Exelis Pension Plan IIB (as Amended and Restated as of October 31, 2011), dated December 16, 2016, incorporated herein by reference to Exhibit 10(h) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2016. (Commission File No. 1-3863)
*(10)(bb) Amendment to the Exelis Excess Pension Plans (as amended and restated as of October 31, 2011), dated April 28, 2017, incorporated herein by reference to Exhibit 10(pp) to Harris Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2017. (Commission File No. 1-3863)
*(10)(cc) Amendment to the Exelis Excess Pension Plans (as amended and restated as of October 31, 2011), dated March 28, 2018, incorporated herein by reference to Exhibit 10(c) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2018. (Commission File No. 1-3863)
*(10)(dd) Amendment to the EDO Corporation Employees Pension Plan, dated December 21, 2017, incorporated herein by reference to Exhibit 10(b) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2017. (Commission File No. 1-3863)
(21)  Subsidiaries of the Registrant.
(23)  Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
(24)  Power of Attorney.
(31.1)  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)  Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)  Section 1350 Certification of Chief Executive Officer.
(32.2)  Section 1350 Certification of Chief Financial Officer.
(101) The financial information from L3Harris Technologies, Inc.’s Transition Report on Form 10-KT for the transition period from June 29, 2019 to January 3, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Loss, (iv) the Consolidated Statement of Changes in Stockholders Equity, (v) the Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
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

ITEM 16.	FORM 10-KT SUMMARY.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: March 3, 2020	By:	/S/ WILLIAM M. BROWN
William M. Brown
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ WILLIAM M. BROWN	Chairman and Chief Executive Officer (Principal Executive Officer)	March 3, 2020
William M. Brown

	/s/ CHRISTOPHER E. KUBASIK	Vice Chairman, President and Chief Operating Officer	March 3, 2020
Christopher E. Kubasik

	/s/ JESUS MALAVE JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 3, 2020
Jesus Malave Jr.

	/s/ TODD A. TAYLOR	Vice President, Principal Accounting Officer (Principal Accounting Officer)	March 3, 2020
Todd A. Taylor

	/s/ SALLIE B. BAILEY*	Director	March 3, 2020
Sallie B. Bailey

	/s/ PETER W. CHIARELLI*	Director	March 3, 2020
Peter W. Chiarelli

	/s/ THOMAS A. CORCORAN*	Director	March 3, 2020
Thomas A. Corcoran

	/s/ THOMAS A. DATTILO*	Director	March 3, 2020
Thomas A. Dattilo

	/s/ ROGER B. FRADIN*	Director	March 3, 2020
Roger B. Fradin

	/s/ LEWIS HAY III*	Director	March 3, 2020
Lewis Hay III

	/s/ LEWIS KRAMER*	Director	March 3, 2020
Lewis Kramer

	/s/ RITA S. LANE*	Director	March 3, 2020
Rita S. Lane

	/s/ ROBERT B. MILLARD*	Director	March 3, 2020
Robert B. Millard

	/s/ LLOYD W. NEWTON*	Director	March 3, 2020
Lloyd W. Newton

*By:	/s/ SCOTT T. MIKUEN
Scott T. Mikuen
Attorney-in-Fact
pursuant to a power of attorney