Form 10-Q
period 2020-04-03
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2020-05-07
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s common stock as of May 1, 2020 was 215,870,340 shares.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended April 3, 2020
This Report contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
	April 3, 2020	March 29, 2019

	(In millions, except per share amounts)
Revenue from product sales and services	$4,626	$1,728
Cost of product sales and services	(3,298)	(1,139)
Engineering, selling and administrative expenses	(815)	(310)
Impairment of goodwill and other assets	(324)	—
Non-operating income	95	46
Interest income	5	1
Interest expense	(68)	(43)
Income from continuing operations before income taxes	221	283
Income taxes	(26)	(40)
Income from continuing operations	195	243
Discontinued operations, net of income taxes	(1)	—
Net income	194	243
Noncontrolling interests, net of income taxes	23	—
Net income attributable to L3Harris Technologies, Inc.	$217	$243
Amounts attributable to L3Harris Technologies, Inc. common shareholders
Income from continuing operations	$218	$243
Discontinued operations, net of income taxes	(1)	—
Net income	$217	$243

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic
Continuing operations	$1.00	$2.06
Discontinued operations	—	—
	$1.00	$2.06
Diluted
Continuing operations	$0.99	$2.02
Discontinued operations	—	—
	$0.99	$2.02

Basic weighted average common shares outstanding	217.3	117.9
Diluted weighted average common shares outstanding	219.3	120.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
	April 3, 2020	March 29, 2019

	(In millions)
Net income	$194	$243
Other comprehensive loss:
Foreign currency translation gain (loss), net of income taxes	(67)	3
Net unrealized loss on hedging derivatives, net of income taxes	(73)	(8)
Net unrecognized loss on postretirement obligations, net of income taxes	(1)	(1)
Other comprehensive loss, net of income taxes	(141)	(6)
Total comprehensive income	53	237
Comprehensive loss attributable to noncontrolling interests	23	—
Total comprehensive income attributable to L3Harris Technologies, Inc.	$76	$237
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	April 3, 2020	January 3, 2020

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$663	$824
Receivables	1,278	1,216
Contract assets	2,467	2,459
Inventories	990	1,219
Income taxes receivable	205	202
Other current assets	400	392
Assets of disposal group held for sale	1,208	—
Total current assets	7,211	6,312
Non-current Assets
Property, plant and equipment	2,032	2,117
Operating lease right-of-use assets	784	837
Goodwill	19,265	20,001
Other intangible assets	8,171	8,458
Deferred income taxes	112	102
Other non-current assets	530	509
Total non-current assets	30,894	32,024
	$38,105	$38,336
Liabilities and Equity
Current Liabilities
Short-term debt	$2	$3
Accounts payable	1,422	1,261
Contract liabilities	1,138	1,214
Compensation and benefits	329	460
Other accrued items	1,095	790
Income taxes payable	37	24
Current portion of long-term debt, net	896	257
Liabilities of disposal group held for sale	204	—
Total current liabilities	5,123	4,009
Non-current Liabilities
Defined benefit plans	1,744	1,819
Operating lease liabilities	729	781
Long-term debt, net	6,294	6,694
Deferred income taxes	1,402	1,481
Other long-term liabilities	786	808
Total non-current liabilities	10,955	11,583
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 215,759,497 shares at April 3, 2020 and 218,226,614 shares at January 3, 2020	216	218
Other capital	20,182	20,694
Retained earnings	2,151	2,183
Accumulated other comprehensive loss	(651)	(508)
Total shareholders’ equity	21,898	22,587
Noncontrolling interests	129	157
Total equity	22,027	22,744
	$38,105	$38,336
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
	April 3, 2020	March 29, 2019

	(In millions)
Operating Activities
Net income	$194	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	230	64
Share-based compensation	87	37
Qualified pension plan contributions	(2)	—
Pension and other postretirement benefit plan income	(80)	(37)
Impairment of goodwill and other assets	324	—
Deferred income taxes	(35)	5
(Increase) decrease in:
Accounts receivable	(164)	41
Contract assets	(110)	(52)
Inventories	40	(8)
Increase (decrease) in:
Accounts payable	253	2
Contract liabilities	(47)	(13)
Compensation and benefits	(126)	48
Income taxes	20	35
Other accrued items	(69)	26
Other	18	14
Net cash provided by operating activities	533	405
Investing Activities
Net additions of property, plant and equipment	(48)	(37)
Other investing activities	(10)	—
Net cash used in investing activities	(58)	(37)
Financing Activities
Net proceeds from borrowings	245	—
Repayments of borrowings	(1)	(301)
Proceeds from exercises of employee stock options	33	6
Repurchases of common stock	(700)	—
Cash dividends	(183)	(81)
Distributions to noncontrolling interests	(5)	—
Tax withholding payments associated with vested share-based awards	(1)	(4)
Net cash used in financing activities	(612)	(380)
Effect of exchange rate changes on cash and cash equivalents	(24)	3
Net decrease in cash and cash equivalents	(161)	(9)
Cash and cash equivalents, beginning of year	824	343
Cash and cash equivalents, end of quarter	$663	$334
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

	(In millions, except per share amounts)
Balance at January 3, 2020	$218	$20,694	$2,183	$(508)	$157	$22,744
Net income	—	—	217	—	(23)	194
Other comprehensive loss	—	—	—	(141)	—	(141)
Net gain from postretirement obligations and hedging derivatives reclassified to earnings	—	—	—	(2)	—	(2)
Shares issued under stock incentive plans	1	32	—	—	—	33
Shares issued under defined contribution plans	—	71	—	—	—	71
Share-based compensation expense	—	16	—	—	—	16
Repurchases and retirement of common stock	(3)	(631)	(66)	—	—	(700)
Cash dividends ($.85 per share)	—	—	(183)	—	—	(183)
Distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Balance at April 3, 2020	$216	$20,182	$2,151	$(651)	$129	$22,027

Balance at December 28, 2018	$118	$1,681	$1,824	$(211)	$—	$3,412
Net income	—	—	243	—	—	243
Other comprehensive loss	—	—	—	(6)	—	(6)
Shares issued under stock incentive plans	—	7	—	—	—	7
Shares issued under defined contribution plans	—	23	—	—	—	23
Share-based compensation expense	—	14	—	—	—	14
Repurchases and retirement of common stock	—	(5)	—	—	—	(5)
Cash dividends ($.685 per share)	—	—	(81)	—	—	(81)
Balance at March 29, 2019	$118	$1,720	$1,986	$(217)	$—	$3,607
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of L3Harris Technologies, Inc. and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “L3Harris,” “Company,” “we,” “our” and “us” refer to L3Harris Technologies, Inc. and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by L3Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and equity in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations and cash flows for the periods presented therein. The results for the quarter ended April 3, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at January 3, 2020 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Transition Report on Form 10-KT for the fiscal transition period from June 29, 2019 to January 3, 2020 (our “Fiscal Transition Period Form 10-KT”), which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Fiscal Transition Period Form 10-KT.
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
The closing of the L3Harris Merger occurred on June 29, 2019 (the “Closing Date”), the day after Harris’ fiscal 2019 ended and the first day of the fiscal transition period ended January 3, 2020 (the “Fiscal Transition Period”). Upon completion of the L3Harris Merger, Harris was renamed “L3Harris Technologies, Inc.” (“L3Harris”), and each share of L3 common stock converted into the right to receive 1.30 shares (“Exchange Ratio”) of L3Harris common stock. Shares of L3Harris common stock, which previously traded under ticker symbol “HRS” on the New York Stock Exchange prior to completion of the L3Harris Merger, are traded under ticker symbol “LHX” following completion of the L3Harris Merger. L3Harris was owned on a fully diluted basis approximately 54 percent by Harris shareholders and 46 percent by L3 shareholders immediately following the completion of the L3Harris Merger.
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

On February 4, 2020, we entered into a definitive agreement to sell Security & Detection Systems and MacDonald Humfrey Automation solutions (“airport security and automation business”) to Leidos, Inc. for $1 billion in cash, subject to customary purchase price adjustments as set forth in the definitive agreement. The airport security and automation business, which is reported as part of our Aviation Systems segment, provides solutions used by the aviation and transportation industries, regulatory and customs authorities, government and law enforcement agencies and commercial and other high-security facilities. The assets and liabilities of the airport security and automation business were classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) at April 3, 2020. On May 4, 2020, following the close of the first quarter of fiscal 2020, we completed the sale of the airport security and automation business. We expect to use the net cash proceeds from the sale for general corporate purposes and potential repurchases of shares of our common stock.
On February 19, 2020, we entered into a definitive agreement to sell our Applied Kilovolts and Analytical Instrumentation business, which is reported as part of our Space and Airborne Systems segment, subject to closing conditions as set forth in the definitive agreement. The assets and liabilities of the Applied Kilovolts and Analytical Instrumentation business were classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) at April 3, 2020. We expect to complete the sale of the Applied Kilovolts and Analytical Instrumentation business in mid-2020.
On March 20, 2020, we entered into a definitive agreement to sell our EOTech business for $42 million, subject to customary purchase price adjustments and customary closing conditions as set forth in the definitive agreement. The EOTech business, which is reported as part of our Communications Systems segment, manufactures holographic sighting systems, magnified field optics and accessories for military, law enforcement and commercial markets around the world. The assets and liabilities of the EOTech business were classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) at April 3, 2020. We expect to complete the sale of the EOTech business in mid-2020.
See Note C — Business Divestitures and Assets Sales in these Notes for more information regarding the divestitures.
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
Significant Accounting Policies Update
There have been no material changes to our significant accounting policies described in our Fiscal Transition Period Form 10-KT, except as described in “Adoption of New Accounting Standards” below.
Adoption of New Accounting Standards
Effective January 3, 2020, we adopted Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on a modified retrospective basis. The new standard replaces the existing impairment model, under which impairment of receivables is recognized when it becomes probable a loss has been incurred, with a model that requires recognition of expected credit losses over the estimated life of an asset at inception and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Adopting this standard did not have a material impact on our financial condition, results of operations or cash flows.
Note B — Business Combination
On October 12, 2018, Harris entered into the Merger Agreement with L3 and Merger Sub, pursuant to which Harris and L3 agreed to combine their respective businesses in an all-stock merger, at the closing of which Merger Sub would merge with and into L3, with L3 continuing as the surviving corporation and a direct wholly owned subsidiary of Harris.
The closing of the L3Harris Merger occurred on June 29, 2019. Upon completion of the L3Harris Merger, Harris was renamed “L3Harris Technologies, Inc.” and each share of L3 common stock converted into the right to receive 1.30 shares of L3Harris common stock. L3Harris was owned on a fully diluted basis approximately 54 percent by Harris shareholders and 46 percent by L3 shareholders immediately following the completion of the L3Harris Merger.
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

Our preliminary measurement of assets acquired, liabilities assumed and noncontrolling interests as of the Closing Date and measurement period adjustments recorded since the Closing Date through April 3, 2020, are as follows:

	Preliminary Fair Value	Measurement Period Adjustments	Adjusted Fair Value
	(In millions)
Receivables	$849	$(20)	$829
Contract assets	1,708	(56)	1,652
Inventories	1,056	(74)	982
Other current assets	517	(26)	491
Property, plant and equipment	1,176	42	1,218
Operating lease right-of-use assets	704	—	704
Goodwill	15,423	(585)	14,838
Other intangible assets	6,768	1,206	7,974
Other non-current assets	327	(9)	318
Total assets acquired	$28,528	$478	$29,006

Accounts payable	$898	$(17)	$881
Contract liabilities	722	2	724
Other current liabilities	772	199	971
Operating lease liabilities	715	—	715
Defined benefit plans	1,411	—	1,411
Long-term debt, net	3,548	—	3,548
Other long-term liabilities	1,661	290	1,951
Total liabilities assumed	9,727	474	10,201
Net assets acquired	18,801	4	18,805
Noncontrolling interests	(151)	(4)	(155)
Total net consideration transferred	$18,650	$—	$18,650

Due to the timing of the L3Harris Merger relative to its size and complexity, certain aspects of our accounting for the L3Harris Merger remain preliminary, including the acquisition-date fair value of identifiable intangible assets, certain tangible assets, liabilities assumed (including environmental reserves), and tax-related items. Amounts recorded associated with these assets and liabilities are based on preliminary calculations and our estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the Closing Date). As of April 3, 2020, we have completed our determination of the fair value of consideration transferred, property, plant and equipment, defined benefit plan liabilities and long-term debt assumed.
Additionally, we acquired certain off-market customer contracts in connection with the L3Harris Merger, and have recorded liabilities as well as separate identifiable intangible assets for the acquisition-date fair value of the off-market components of these customer contracts. In aggregate, the estimated acquisition-date fair value of the off-market components is a net liability of $103 million. We measured the fair value of these components as the present value of the amount by which the terms of the contract with the customer deviate from the terms that a market participant could have achieved on the Closing Date. The off-market components of these contracts will be recognized as an increase to, or reduction of, revenue as we incur costs to satisfy the associated performance obligations. We recognized $23 million of revenue in the quarter ended April 3, 2020 for amortization of net off-market contract liabilities (including the cumulative effect of amortization that would have been recognized in the Fiscal Transition Period). Future estimated revenue from the amortization of net off-market contract liabilities (based on the estimated pattern of cash flows to be incurred to satisfy associated performance obligations) is as follows: $28 million in the remainder of 2020, $12 million in 2021, $9 million in 2022, $7 million in 2023 and $5 million in 2024.
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

The following table provides further detail of the fair value and weighted-average amortization period of identified intangible assets acquired by major intangible asset class:

	Weighted Average Amortization Period	Total

	(In years)	(In millions)
Identifiable intangible assets acquired:
Customer relationships (Government)	15	$4,769
Customer relationships (Commercial)	15	648
Trade names — Divisions	9	123
Developed technology	7	562
Total identifiable intangible assets subject to amortization	14	6,102
Trade names — Corporate	indefinite	1,803
In-process research and development	n/a	69
Total identifiable intangible assets		$7,974

During the quarter ended April 3, 2020, we recorded $46 million of L3Harris Merger-related charges, consisting of integration and other costs as follows:

•	$15 million of additional cost of sales related to the fair value step-up in inventory sold; and

•	$31 million of integration costs, recognized as incurred.
Because the L3Harris Merger benefited the entire Company as opposed to any individual business segment, the above costs were not allocated to any business segment. Integration costs were recorded in the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited).
Pro Forma Results
The following summary, prepared on a pro forma basis, presents our unaudited consolidated results of operations for the quarter ended March 29, 2019 as if the L3Harris Merger had been completed as of June 30, 2018, the first day of Harris’ fiscal 2019, after including any post-acquisition adjustments directly attributable to the acquisition, such as the sale of Harris’ Night Vision business, and after including the impact of pro forma adjustments such as amortization of intangible assets as well as the related income tax effects. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of our results of operations that actually would have been obtained had the combination of Harris and L3 been completed on the assumed date or for the period presented, or which may be realized in the future.

March 29, 2019

(In millions)
Revenue from product sales and services — as reported	$1,728
Revenue from product sales and services — pro forma	$4,386
Income from continuing operations — as reported	$243
Income from continuing operations — pro forma	$400

Note C — Business Divestitures and Assets Sales
Airport security and automation business. On February 4, 2020, we entered into a definitive agreement to sell the airport security and automation business to Leidos, Inc. for $1 billion in cash, subject to customary purchase price adjustments as set forth in the definitive agreement. The airport security and automation business, which is reported as part of our Aviation Systems segment, provides solutions used by the aviation and transportation industries, regulatory and customs authorities, government and law enforcement agencies and commercial and other high-security facilities. The assets and liabilities of the airport security and automation business were classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) at April 3, 2020. On May 4, 2020, following the close of the first quarter of fiscal 2020, we completed the sale of the airport security and automation business. We expect to use the net cash proceeds from the sale for general corporate purposes and potential repurchases of shares of our common stock.
Because the then pending divestiture of the airport security and automation business represented the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $588 million of goodwill to the airport security and automation business disposal group on a relative fair value basis during the first quarter of fiscal 2020, when the held for sale criteria were met. The fair value of the airport security and automation business disposal group was determined based on the negotiated selling price, and the fair value of the retained businesses of the reporting unit was determined based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 1: Significant Accounting Policies in the Notes to Consolidated Financial Statements in our Fiscal Transition Period Form 10-KT for additional information regarding the fair value hierarchy.
In conjunction with the allocation of goodwill to the airport security and automation business, we tested goodwill assigned to the disposal group and goodwill allocated to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met in late January 2020. However, indicators of potential impairment of goodwill related to the retained businesses of the reporting unit were present as of April 3, 2020 due to the downturn in the commercial aviation market that resulted from the novel COVID-19 strain of coronavirus (“COVID-19”) pandemic and its impact on global air traffic. See Note K — Goodwill and Other Intangible Assets in these Notes for additional information regarding goodwill impairment charges.
The carrying amounts of the major classes of assets and liabilities of the airport security and automation business classified as held for sale at April 3, 2020 are as follows:

April 3, 2020

(In millions)
Receivables	$75
Contract assets	75
Inventories	136
Other current assets	11
Property, plant and equipment	39
Goodwill	588
Other intangible assets	203
Other assets	19
Assets of disposal group held for sale	$1,146

Accounts payable	$82
Contract liabilities	34
Other accrued items	24
Other non-current liabilities	33
Deferred taxes	22
Liabilities of disposal group held for sale	$195

The airport security and automation business had net income before income taxes of $12 million for the quarter ended April 3, 2020.
EOTech business. On March 20, 2020, we entered into a definitive agreement to sell our EOTech business for $42 million, subject to customary purchase price adjustments and customary closing conditions as set forth in the definitive agreement. The EOTech business, which is reported as part of our Communication Systems segment, manufactures holographic sighting systems, magnified field optics and accessories for military, law enforcement and commercial markets around the world. The assets and liabilities of the EOTech business were classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) at April 3, 2020. We expect to complete the sale of the EOTech business in mid-2020.
Because the pending divestiture of the EOTech business represented the disposal of a portion of a reporting unit within our Communication Systems segment, we assigned $9 million of goodwill to the EOTech business disposal group on a relative fair value basis during the first quarter of fiscal 2020, when the held for sale criteria were met. The fair value of the EOTech business disposal group was determined based on the negotiated selling price, and the fair value of the retained businesses of the reporting unit was determined based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 1: “Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Fiscal Transition Period Form 10-KT for additional information regarding the fair value hierarchy.

In conjunction with the assignment of goodwill to the EOTech business, we tested goodwill assigned to the disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met.
The carrying amounts of the major classes of assets and liabilities of the EOTech business classified as held for sale at April 3, 2020 are as follows:

April 3, 2020

(In millions)
Receivables	$10
Inventories	12
Property, plant and equipment	3
Goodwill	9
Other intangible assets	12
Other assets	2
Assets of disposal group held for sale	$48

Accounts payable	$4
Contract liabilities	1
Other accrued items	3
Liabilities of disposal group held for sale	$8

Applied Kilovolts and Analytical Instrumentation business. On February 19, 2020, we entered into a definitive agreement to sell our Applied Kilovolts and Analytical Instrumentation business, which is reported as part of our Space and Airborne Systems segment, subject to customary closing conditions as set forth in the definitive agreement. The carrying amounts of Applied Kilovolts and Analytical Instrumentation business assets and liabilities classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) at April 3, 2020 were $14 million and $1 million, respectively. We expect to complete the sale transaction of the Applied Kilovolts and Analytical Instrumentation business in mid-2020.
We assigned $2 million of goodwill to the Applied Kilovolts and Analytical Instrumentation business disposal group on a relative fair value basis during the quarter ended April 3, 2020, when the held for sale criteria were met. In connection with the preparation of our financial statements for the quarter ended April 3, 2020, we concluded that goodwill related to the Applied Kilovolts and Analytical Instrumentation business was impaired and recorded a non-cash impairment charge of $5 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended April 3, 2020.
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
Through fiscal 2019, the Harris Night Vision business was reported as part of our former Communication Systems segment. As a result of the then-pending divestiture, the Harris Night Vision business was not included in any of our new business segments and, consequently, the operating results of the business are included in “Other non-reportable business segments” for the quarters ended April 3, 2020 and March 29, 2019 in this Report. Income before income taxes for the Harris Night Vision business was $6 million for the quarter ended March 29, 2019.
Note D — Stock Options and Other Share-Based Compensation
As of April 3, 2020, we had options or other share-based compensation outstanding under two Harris shareholder-approved stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”), as well as under employee stock incentive plans of L3 assumed by L3Harris (collectively, “L3Harris SIPs”).
The compensation cost related to our share-based awards that was charged against income was $17 million and $14 million for the quarters ended April 3, 2020 and March 29, 2019, respectively.
The aggregate number of shares of our common stock that we issued under the terms of L3Harris SIPs, net of shares withheld for tax purposes, was 450,183 and 147,176 for the quarters ended April 3, 2020 and March 29, 2019, respectively.

Awards granted to participants under L3Harris SIPs during the quarter ended April 3, 2020 consisted of 206,366 restricted stock units, 583,200 stock options and 203,606 performance stock units. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model and the following assumptions: expected dividend yield of 1.55 percent; expected volatility of 22.74 percent; risk-free interest rates averaging 0.89 percent; and expected term of 5.04 years. The fair value as of the grant date of each restricted stock unit was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance stock unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to companies in our TSR peer group.
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
L3Harris Merger-Related Restructuring Costs
During the quarter ended April 3, 2020, we did not record any restructuring charges in connection with the L3Harris Merger. At April 3, 2020, we had recorded liabilities of $38 million associated with previous L3Harris Merger-related restructuring actions, of which substantially all will be paid in the next twelve months.
Other Restructuring and Exit Costs
Prior to the L3Harris Merger, we had liabilities for lease obligations associated with exited facilities with remaining terms of three years or less, of which $7 million remained outstanding at April 3, 2020.
During the quarter ended April 3, 2020, we recorded $3 million of restructuring charges for workforce reductions (including severance and other employee-related exit costs) within our Aviation Systems business segment associated with the COVID-19-related downturn in the Commercial Aviation Solutions sector and its impact on customer operations. The corresponding $3 million liability remained outstanding at April 3, 2020.
Our liabilities for restructuring and other exit costs are included in the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Changes to our liabilities for restructuring and other exit costs during the quarter ended April 3, 2020 were as follows:

	Employee severance-related costs	Facilities consolidation and other exit costs	Total

	(In millions)
Balance at January 3, 2020	$58	$7	$65
Additional provisions	3	—	3
Payments	(20)	—	(20)
Balance at April 3, 2020	$41	$7	$48

Note F — Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI are summarized below:

	Foreign currency translation	Net unrealized (losses) gains on hedging derivatives	Unrecognized postretirement obligations	Total AOCI

	(In millions)
Balance at January 3, 2020	$(81)	$(55)	$(372)	$(508)
Other comprehensive loss, before income taxes	(67)	(98)	(1)	(166)
Income taxes	—	25	—	25
Other comprehensive loss	(67)	(73)	(1)	(141)
Amounts reclassified to earnings from AOCI, before income taxes	—	3	(5)	(2)
Income taxes	—	(1)	1	—
Amounts reclassified to earnings from AOCI	—	2	(4)	(2)
Balance at April 3, 2020	$(148)	$(126)	$(377)	$(651)

Balance at December 28, 2018	$(107)	$(19)	$(85)	$(211)
Other comprehensive income (loss), before income taxes	3	(11)	(2)	(10)
Income taxes	—	3	1	4
Other comprehensive income (loss)	3	(8)	(1)	(6)
Balance at March 29, 2019	$(104)	$(27)	$(86)	$(217)

Note G — Receivables
Receivables are summarized below:

	April 3, 2020	January 3, 2020

	(In millions)
Accounts receivable	$1,312	$1,228
Less allowance for credit losses	(34)	(12)
	$1,278	$1,216

In the quarter ended April 3, 2020, we recorded a $10 million charge to our provision for doubtful accounts at our Aviation Systems business segment to reflect an increase in expected credit losses associated with the COVID-19-related downturn in the Commercial Aviation Solutions sector and its impact on customer operations.
We have a receivables sale agreement (“RSA”) with a third-party financial institution that permits us to sell, on a non-recourse basis, up to $100 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. Outstanding accounts receivable sold pursuant to the RSA were not material at April 3, 2020 or January 3, 2020.
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
Contract assets and liabilities in the quarter ended April 3, 2020 were impacted by reclassifications to assets and liabilities of disposal group held for sale, a decrease in the receipt of advance payments, the timing of contractual billing milestones and the impairment loss described below. See Note C — Business Divestitures and Assets Sales in the Notes for additional information regarding assets and liabilities held for sale.

Contract assets and contract liabilities are summarized below:

	April 3, 2020	January 3, 2020

	(In millions)
Contract assets	$2,467	$2,459
Contract liabilities, current	(1,138)	(1,214)
Contract liabilities, non-current(1)	(74)	(87)
Net contract assets	$1,255	$1,158
_______________

(1)	The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet (Unaudited).
The components of contract assets are summarized below:

	April 3, 2020	January 3, 2020

	(In millions)
Unbilled contract receivables, gross	$3,781	$3,690
Progress payments and advances	(1,314)	(1,231)
	$2,467	$2,459

We recorded impairment losses of $13 million at our Aviation Systems segment to reflect an increase in expected credit losses associated with the COVID-19-related downturn in the Commercial Aviation Solutions sector and its impact on customer operations. Impairment losses related to our contract assets were not material for the quarter ended March 29, 2019. For the quarter ended April 3, 2020, we recognized as revenue $484 million of contract liabilities that were outstanding at January 3, 2020. For the quarter ended March 29, 2019, we recognized as revenue $52 million of contract liabilities that were outstanding at June 29, 2018.
Note I — Inventories
Inventories are summarized below:

	April 3, 2020	January 3, 2020

	(In millions)
Finished products	$197	$216
Work in process	307	386
Raw materials and supplies	486	617
	$990	$1,219
Note J — Property, Plant and Equipment
Property, plant and equipment are summarized below:

	April 3, 2020	January 3, 2020

	(In millions)
Land	$90	$90
Software capitalized for internal use	333	287
Buildings	1,044	1,073
Machinery and equipment	2,120	2,194
	3,587	3,644
Less accumulated depreciation and amortization	(1,555)	(1,527)
	$2,032	$2,117

Depreciation and amortization expense related to property, plant and equipment was $76 million and $34 million for the quarters ended April 3, 2020 and March 29, 2019, respectively.
Note K — Goodwill and Other Intangible Assets
Goodwill. As discussed in Note V — Business Segment Information in these Notes, after the completion of the L3Harris Merger, we adjusted our segment reporting to reflect our new organizational structure effective for the quarter ended September

27, 2019. Because our accounting for the L3Harris Merger is still preliminary, we assigned goodwill acquired on a provisional basis. Immediately before and after our goodwill assignments, we completed an assessment of any potential goodwill impairment under our former and new segment reporting structure and determined that no impairment existed.
The assignment of goodwill by business segment, and changes in the carrying amount of goodwill for the quarter ended April 3, 2020, were as follows:

	Integrated Mission Systems	Space and Airborne Systems	Communication Systems	Aviation Systems	Total

	(In millions)
Balance at January 3, 2020	$5,768	$5,131	$4,243	$4,859	$20,001
Decrease from reclassification to assets of disposal group held for sale(1)	—	(2)	(9)	(588)	(599)
Impairment of goodwill	—	(5)	—	(296)	(301)
Currency translation adjustments	(2)	(9)	(3)	(10)	(24)
Other (including adjustments to previously estimated fair value of assets acquired and liabilities assumed)	22	55	38	73	188
Balance at April 3, 2020	$5,788	$5,170	$4,269	$4,038	$19,265
_______________

(1)
During the quarter ended April 3, 2020, we assigned $599 million of goodwill to “Assets of disposal groups held for sale” in our Condensed Consolidated Balance Sheet (Unaudited) associated with three pending divestitures. See Note C — Business Divestitures and Assets Sales in these Notes for additional information.

Impairment of Goodwill. Indications of potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit (which is part of our Aviation Systems segment) were present at April 3, 2020 due to the COVID-19 pandemic and its impact on global air traffic and customer operations, which resulted in a decrease in the fiscal 2020 outlook for the reporting unit. Consequently, in connection with the preparation of our financial statements for the quarter ended April 3, 2020, we performed an interim goodwill impairment test. To test for potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit, we prepared an estimate of the fair value of the reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. As a result of this impairment test, we concluded that goodwill related to our Commercial Aviation Solutions reporting unit was impaired as of April 3, 2020 and recorded a non-cash impairment charge of $296 million (including $28 million attributable to noncontrolling interests) in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended April 3, 2020. The goodwill impairment charge is primarily not deductible for tax purposes.
Identifiable Intangible Assets. The most significant identifiable intangible asset that is separately recognized for our business combinations is customer relationships. Our customer relationships are established through written customer contracts (revenue arrangements). The fair value for a customer relationship is determined, as of the date of acquisition of such relationship, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows arising from the follow-on sales expected from the customer relationship over its estimated life, including the probability of expected future contract renewals and sales, less a contributory asset charge, all of which is discounted to present value. We assess the recoverability of the carrying value of our finite-lived intangible assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We assess the recoverability of the carrying value of indefinite-lived intangible assets annually, or under certain circumstances more frequently, such as when events and circumstances indicate there may be an impairment.
In conjunction with, and in advance of, the interim test of goodwill related to our Commercial Aviation Solutions reporting unit, we also performed a recoverability test of the long-lived assets of our Commercial Aviation Solutions reporting unit, including identifiable intangible assets and property, plant and equipment. To test these long-lived assets for recoverability, we compared the estimated future cash flows (on an undiscounted basis) to be generated from the use and eventual disposition of the asset group to its carrying value and concluded that the long-lived assets of our Commercial Aviation Solutions reporting unit were not impaired as of April 3, 2020.

Intangible assets are summarized below:

	April 3, 2020			January 3, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer relationships	$6,454	$769	$5,685	$6,518	$653	$5,865
Developed technologies	689	194	495	768	183	585
Trade names	139	36	103	165	35	130
Other	32	16	16	10	4	6
Total intangible assets subject to amortization	7,314	1,015	6,299	7,461	875	6,586
In process research and development	69	—	69	69	—	69
L3 trade name	1,803	—	1,803	1,803	—	1,803
Total intangibles assets	$9,186	$1,015	$8,171	$9,333	$875	$8,458

For the quarter ended April 3, 2020, amortization expense related to intangible assets was $158 million and primarily related to the L3Harris Merger. For the quarter ended March 29, 2019, amortization expense related to intangible assets was $29 million and primarily related to our acquisition of Exelis Inc. in the fourth quarter of fiscal 2015.

Future estimated amortization expense for intangible assets is as follows:

(In millions)
Year 1	$554
Year 2	622
Year 3	604
Year 4	580
Year 5	551
Thereafter	3,388
Total	$6,299

Note L — Accrued Warranties
Our liability for standard product warranties is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Changes in our liability for standard product warranties during the quarter ended April 3, 2020 were as follows:

(In millions)
Balance at January 3, 2020	$112
Adjustments to previously estimated fair value of warranty liabilities assumed	19
Decrease from reclassification to liabilities of disposal group held for sale	(8)
Accruals for product warranties issued during the period	17
Settlements made during the period	(21)
Other, including foreign currency translation adjustments	(2)
Balance at April 3, 2020	$117

Note M — Debt
Long-term debt is summarized below:

	April 3, 2020	January 3, 2020

	(In millions)
Variable-rate debt:
Floating rate notes, due April 30, 2020	$250	$250
Floating rate notes, due March 10, 2023	250	—
Total variable-rate debt	500	250
Fixed-rate debt:
4.95% notes, due February 15, 2021	650	650
3.85% notes, due June 15, 2023	800	800
3.95% notes, due May 28, 2024	350	350
3.832% notes, due April 27, 2025	600	600
7.0% debentures, due January 15, 2026	100	100
3.85% notes, due December 15, 2026	550	550
6.35% debentures, due February 1, 2028	26	26
4.40% notes, due June 15, 2028	1,850	1,850
2.900% notes, due December 15, 2029	400	400
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
Other	48	49
Total fixed-rate debt	6,574	6,575
Total debt	7,074	6,825
Plus: unamortized bond premium	145	154
Less: unamortized discounts and issuance costs	(29)	(28)
Total debt, net	7,190	6,951
Less: current portion of long-term debt, net	(896)	(257)
Total long-term debt, net	$6,294	$6,694

For additional information on our long-term debt, see Note 14: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal Transition Period Form 10-KT.
Long-Term Debt Issued in the Quarter Ended April 3, 2020
On March 13, 2020, we completed the issuance and sale of $250 million in aggregate principal amount of Floating Rate Notes due March 10, 2023 (the “Floating Rate Notes 2023”). The Floating Rate Notes 2023 bear interest at a floating rate, reset quarterly, equal to three-month LIBOR rate plus 0.75% per year. Interest on the Floating Rate Notes 2023 is payable quarterly in arrears on March 10, June 10, September 10 and December 10 of each year, commencing on June 10, 2020. The Floating Rate Notes 2023 are unsecured and unsubordinated and rank equally in right of payment with all other unsecured and unsubordinated indebtedness. The Floating Rate Notes 2023 are not redeemable at our option prior to maturity. Debt issuance costs related to the issuance of the Floating Rate Notes 2023 were not material. Following the end of the quarter, we used the net proceeds from the sale of the Floating Rate Notes 2023, together with cash on hand, to repay at maturity the aggregate principal amount of our Floating Rate Notes due April 30, 2020 and for general corporate purposes.
Debt Exchange
In connection with the L3Harris Merger, on July 2, 2019, we settled our previously announced exchange offers in which eligible holders of L3 senior notes (“L3 Notes”) could exchange such outstanding notes for (1) up to $3.35 billion aggregate principal amount of new notes issued by L3Harris (“New L3Harris Notes) and (2) one dollar in cash for each $1,000 of principal amount. Each series of the New L3Harris Notes issued has an interest rate and maturity date that is identical to the L3 Notes.

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

On March 31, 2020, we commenced offers to eligible holders (“Exchange Offers”) to exchange any and all outstanding notes issued by L3Harris as set forth in the table above (the “Original Notes”), which were previously issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), for an equal principal amount of new notes registered under the Securities Act (the “Exchange Notes”).
The Exchange Notes were offered to satisfy L3Harris’ obligations under the registration rights agreement entered into as part of the issuance of the Original Notes, which occurred in exchange for notes previously issued by L3 in connection with the L3Harris Merger.
The terms of the Exchange Notes issued in the Exchange Offers are substantially identical to the terms of the corresponding series of the Original Notes, except that the Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights and related additional interest provisions applicable to the Original Notes do not apply to the Exchange Notes. Each series of Exchange Notes is part of the same corresponding series of the Original Notes and were issued under the same base indenture.
The Exchange Offers expired at 5:00 p.m., New York City time, on May 1, 2020. On May 5, 2020, we settled the Exchange Offers and issued Exchange Notes for validly tendered Original Notes.

Note N — Postretirement Benefit Plans
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended April 3, 2020
	Pension	Other Benefits

	(In millions)
Net periodic benefit income
Service cost	$16	$—
Interest cost	69	2
Expected return on plan assets	(158)	(5)
Amortization of net actuarial loss	2	—
Amortization of prior service credit	(7)	—
Contractual termination benefits(1)	1	—
Net periodic benefit income	$(77)	$(3)

_______________

(1)
Contractual termination benefits related to facility rationalization as part of restructuring activities in connection with the L3Harris Merger integration. See Note E — Restructuring and Other Exit Costs in these Notes for additional information regarding restructuring activities.

	Quarter Ended March 29, 2019
	Pension	Other Benefits

	(In millions)
Net periodic benefit income
Service cost	$9	$1
Interest cost	52	2
Expected return on plan assets	(95)	(4)
Amortization of net actuarial gain	—	(2)
Net periodic benefit income	$(34)	$(3)

The service cost component of net periodic benefit income is included in the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Condensed Consolidated Statement of Income (Unaudited). The non-service cost components of net periodic benefit income are included in the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited), except for contractual termination benefits which are included in restructuring in the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited).
We made a $302 million voluntary contribution to our U.S. qualified defined benefit pension plans during the quarter ended September 27, 2019. As a result of this voluntary contribution, as well as $700 million of voluntary contributions made in fiscal 2018 and 2017, we made no contributions to our U.S. qualified defined benefit pension plans during the quarter ended April 3, 2020, and we currently anticipate making no contributions to our U.S. qualified defined benefit pension plans during the remainder of fiscal 2020 and minor contributions to our non-U.S. pension plans during the remainder of fiscal 2020. During the quarter ended March 29, 2019, we made no contributions to our U.S. qualified defined benefit pension plans and minor contributions to our non-U.S. pension plans.
Note O — Income From Continuing Operations Per Share
The computations of income from continuing operations per common share attributable to L3Harris common shareholders are as follows:

	Quarter Ended
	April 3, 2020	March 29, 2019

	(In millions, except per share amounts)
Income from continuing operations	$218	$243
Adjustments for participating securities outstanding	—	(1)
Income from continuing operations used in per basic and diluted common share calculations (A)	$218	$242

Basic weighted average common shares outstanding (B)	217.3	117.9
Impact of dilutive share-based awards	2.0	2.4
Diluted weighted average common shares outstanding (C)	219.3	120.3
Income from continuing operations per basic common share (A)/(B)	$1.00	$2.06
Income from continuing operations per diluted common share (A)/(C)	$0.99	$2.02

Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards. Income from continuing operations per diluted common share excludes the anti-dilutive impact of 963,402 and 265,652 weighted average share-based awards outstanding for the quarters ended April 3, 2020 and March 29, 2019, respectively.
Note P — Non-Operating Income
The components of non-operating income were as follows:

	Quarter Ended
	April 3, 2020	March 29, 2019
	(In millions)
Pension adjustment(1)	$97	$47
Other	(2)	(1)
	$95	$46
_______________

(1)
Pension adjustment recorded as “Non-operating income” in our Condensed Consolidated Statement of Income (Unaudited) represents the non-service component of net periodic pension and postretirement benefit costs, which includes interest cost, expected return on plan assets, amortization of net actuarial gain and effect of curtailments or settlements.

Note Q — Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 11.8 percent in the quarter ended April 3, 2020 compared with 14.1 percent in the quarter ended March 29, 2019. In the quarter ended April 3, 2020, our effective tax rate benefited from the favorable impact of excess tax benefits related to equity-based compensation, research and development (“R&D”) credits and the favorable impact of audit settlements, partially offset by a valuation allowance increase on international credits and the unfavorable impact of non-deductible goodwill impairment charges. In the quarter ended March 29, 2019, our effective tax rate benefited from the favorable impact of excess tax benefits related to equity-based compensation and from favorable adjustments recorded upon the filing of our Federal tax returns.

Note R — Fair Value Measurements
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

The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at April 3, 2020 and January 3, 2020:

	April 3, 2020			January 3, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2

	(In millions)
Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$49	$49	$—	$58	$58	$—
Investments measured at NAV:
Corporate-owned life insurance	27			29
Total fair value of deferred compensation plan assets	$76	$49	$—	$87	$58	$—
Derivatives (foreign currency forward contracts)	11	—	11	10	—	10
Total assets measured at fair value	$87	$49	$11	$97	$58	$10

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$2	$2	$—	$2	$2	$—
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	61			69
Total fair value of deferred compensation plan liabilities	$63	$2	$—	$71	$2	$—
Derivatives (foreign currency forward contracts)	27	—	27	8	—	8
Derivatives (treasury lock contracts)	135	—	135	56	—	56
Total liabilities measured at fair value	$225	$2	$162	$135	$2	$64
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

The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	April 3, 2020		January 3, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Long-term debt (including current portion)(1)	$7,190	$7,485	$6,951	$7,536
_______________

(1)
Fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

See Note C — Business Divestitures and Assets Sales and Note K — Goodwill and Other Intangible Assets in these Notes for information regarding fair value measurements associated with goodwill.

Note S — Derivative Instruments and Hedging Activities
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
As of April 3, 2020, we had no outstanding foreign currency forward contracts to hedge balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the quarter ended April 3, 2020 or in the quarter ended March 29, 2019. In addition, no amounts were recognized in earnings in the quarter ended April 3, 2020 or in the quarter ended March 29, 2019 related to hedged firm commitments that no longer qualify as fair value hedges.
Exchange-Rate Risk — Cash Flow Hedges
To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are used to hedge currency exposures from cash flows anticipated across our business segments. We also hedge U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income. Gains and losses in AOCI are reclassified to earnings when the related hedged item is recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Condensed Consolidated Statement of Cash Flows (Unaudited) as the cash flows of the related hedged items. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. At April 3, 2020, we had open foreign currency forward contracts with an aggregate notional amount of $561 million denominated in Canadian Dollars, British Pounds, Euro, New Zealand Dollars and Australian Dollars to hedge certain forecasted transactions.
At April 3, 2020, our foreign currency forward contracts had maturities through 2024.
The table below presents the fair values of our derivatives designated as foreign currency hedging instruments in our Condensed Consolidated Balance Sheet (Unaudited) at April 3, 2020 and January 3, 2020:

	April 3, 2020	January 3, 2020

	(In millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)
Other current assets	$8	$8
Other non-current assets	3	2
Other accrued items	21	6
Other long-term liabilities	6	2
_______________

(1)	See Note R — Fair Value Measurements in these Notes for a description of the fair value hierarchy related to our foreign currency forward contracts.

During the quarter ended April 3, 2020, we recognized a net unrealized loss of $16 million before income taxes in other comprehensive loss from foreign currency derivatives designated as cash flow hedges. During the quarter ended March 29, 2019, the net unrealized gain or loss recognized in other comprehensive income from foreign currency derivatives designated as cash flow hedges was not material.
During the quarters ended April 3, 2020 and March 29, 2019, the net gain or loss reclassified from AOCI into earnings from foreign currency derivatives designated as cash flow hedges was not material. Gains and losses from foreign currency derivatives designated as cash flow hedges are included in the line item in our Condensed Consolidated Statement of Income (Unaudited) associated with the hedged transaction, with the exception of any losses resulting from discontinued cash flow hedges, which are included in “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited).
At April 3, 2020, the estimated amount of existing losses to be reclassified into earnings within the next twelve months was $12 million before income taxes.
Interest-Rate Risk — Cash Flow Hedges
At April 3, 2020, we had two treasury lock agreements (“treasury locks”) with third-party financial institution counterparties with a combined notional amount of $650 million. These treasury locks were initiated in January 2019 (and assumed by us in connection with the L3Harris Merger) to hedge against fluctuations in interest payments due to changes in the benchmark interest rate (10-year U.S. Treasury rate) associated with the anticipated issuance of long-term fixed-rate notes (“New Notes”) to redeem or repay at maturity the entire $650 million outstanding principal amount of our 4.95% Notes due February 15, 2021 (“4.95% 2021 Notes”).
We designated these treasury locks as cash flow hedges against fluctuations in interest payments on the New Notes due to changes in the benchmark interest rate prior to issuance, which we expect to occur before the date of maturity of the 4.95% 2021 Notes. If the benchmark interest rate increases during the period of the agreement, the treasury locks position becomes an asset and we receive a cash payment from the counterparty when we terminate the treasury locks upon issuance of the New Notes. Conversely, if the benchmark interest rate decreases, the treasury locks position becomes a liability and we will make a cash payment to the counterparty when we terminate the treasury locks upon issuance of the New Notes. The fair value of the treasury locks is measured using a pricing model that utilizes observable market data such as the benchmark interest rate. See Note R — Fair Value Measurements in these Notes for additional information.
At April 3, 2020, the combined fair value of these treasury locks was a liability of $135 million, which is included in the “Other expenses and accruals” line item in our Condensed Consolidated Balance Sheet (Unaudited). The unrealized after-tax loss associated with these treasury locks included in the “Accumulated other comprehensive loss” line item in our Condensed Consolidated Balance Sheet (Unaudited) was $75 million and $16 million at April 3, 2020 and January 3, 2020, respectively.
Net gains or losses from cash flow hedges recognized in earnings were not material for the quarters ended April 3, 2020 or March 29, 2019.
Note T — Changes in Estimates
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
Net EAC adjustments resulting from changes in estimates increased our operating income by $103 million ($78 million after-tax or $.35 per diluted share) and increased our operating income by $6 million ($4 million after-tax or $.03 per diluted share) for the quarters ended April 3, 2020 and March 29, 2019, respectively. Revenue recognized from performance obligations satisfied in prior periods was $136 million and $18 million for the quarters ended April 3, 2020 and March 29, 2019, respectively.
Note U — Backlog
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
At April 3, 2020, our ending backlog was $20.4 billion. We expect to recognize approximately 50 percent of the revenue associated with this backlog within the next twelve months and the substantial majority of the revenue associated with this backlog within the next three years. At January 3, 2020, our ending backlog was $20.6 billion, at which time we expected to recognize approximately 60 percent of the revenue associated with this backlog within the next twelve months and the substantial majority of the revenue associated with this backlog within the next three years.
Note V — Business Segment Information
We adjusted our segment reporting due to the L3Harris Merger to reflect our new organizational structure announced July 1, 2019. We structure our operations primarily around the products and services we sell and the markets we serve, and effective June 29, 2019, we report the financial results of our operations in the following four operating segments, which are also our reportable segments and are referred to as our business segments:

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

The historical results, discussion and presentation of our business segments as set forth in this Report reflect the impact of these adjustments for all periods presented. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these adjustments. As noted in Note C — Business Divestitures and Assets Sales and elsewhere in these Notes, on May 4, 2020, following the close of the first quarter of fiscal 2020, we completed the sale of the airport security and automation business, which provided security and detection products, among others, as part of our Aviation Systems segment.
The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Fiscal Transition Period Form 10-KT. We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes, including pension income and excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment may recognize a profit that is eliminated. The “Corporate eliminations” line item in the table below represents the elimination of intersegment sales. Corporate expenses are allocated to our operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. The “Pension adjustment” line item in the table below represents the reconciliation of the non-service components of net periodic pension and postretirement benefit costs, which are a component of segment operating income but are included in the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited). The non-service components of net periodic pension and postretirement benefit costs include interest cost, expected return on plan assets and amortization of net actuarial gain or loss.

Segment revenue, segment operating income (loss) and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Quarter Ended
	April 3, 2020	March 29, 2019

	(In millions)
Revenue
Integrated Mission Systems	$1,370	$14
Space and Airborne Systems	1,192	956
Communication Systems	1,094	580
Aviation Systems	1,011	144
Other non-reportable business segments(1)	—	35
Corporate eliminations	(41)	(1)
	$4,626	$1,728
Income From Continuing Operations Before Income Taxes
Segment Operating Income (Loss):
Integrated Mission Systems	$201	$3
Space and Airborne Systems	221	174
Communication Systems	250	167
Aviation Systems	(177)	17
Other non-reportable business segments(1)	—	6
Unallocated corporate expenses(2)	(33)	—
L3Harris Merger-related transaction and integration expenses	(31)	(16)
Amortization of acquisition-related intangibles(3)	(145)	(25)
Pension adjustment	(97)	(47)
Non-operating income	95	46
Net interest expense	(63)	(42)
Total	$221	$283
_______________

(1)
Includes the operating results of the Harris Night Vision business prior to the date of divestiture on September 13, 2019. See Note C — Business Divestitures and Assets Sales in these Notes for more information.

(2)
Includes: (i) $15 million of additional cost of sales related to the fair value step-up in inventory sold (see Note B — Business Combination in these Notes for more information); (ii) a $5 million non-cash goodwill impairment charge related to the pending divestiture of our Applied Kilovolts and Analytical Instrumentation business; and (iii) $3 million of divestiture expenses for the quarter ended April 3, 2020.

(3)
Includes $120 million of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger for the quarter ended April 3, 2020 and $25 million of amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis Inc. for each of the quarters ended April 3, 2020 and March 29, 2019. Because the L3Harris Merger and the acquisition of Exelis Inc. benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired was not allocated to any segment.

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

	Quarter Ended
	April 3, 2020	March 29, 2019

	(In millions)
Revenue By Customer Relationship
Prime contractor	$949	$8
Subcontractor	421	6
	$1,370	$14
Revenue By Contract Type
Fixed-price(1)	$1,025	$14
Cost-reimbursable	345	—
	$1,370	$14
Revenue By Geographical Region
United States	$1,105	$9
International	265	5
	$1,370	$14
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
and cash flows are affected by economic factors:

	Quarter Ended
	April 3, 2020	March 29, 2019

	(In millions)
Revenue By Customer Relationship
Prime contractor	$658	$572
Subcontractor	534	384
	$1,192	$956
Revenue By Contract Type
Fixed-price(1)	$670	$531
Cost-reimbursable	522	425
	$1,192	$956
Revenue By Geographical Region
United States	$1,003	$846
International	189	110
	$1,192	$956
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

	Quarter Ended
	April 3, 2020	March 29, 2019

	(In millions)
Revenue By Customer Relationship(1)
Prime contractor	$740
Subcontractor	354
	$1,094
Revenue By Contract Type(1)
Fixed-price(2)	$918
Cost-reimbursable	176
	$1,094
Revenue by Geographical Region
United States	$834	$347
International	260	233
	$1,094	$580
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

	Quarter Ended
	April 3, 2020	March 29, 2019

	(In millions)
Revenue By Customer Relationship
Prime contractor	$664	$140
Subcontractor	347	4
	$1,011	$144
Revenue By Contract Type
Fixed-price(1)	$841	$122
Cost-reimbursable	170	22
	$1,011	$144
Revenue By Geographical Region
United States	$749	$143
International	262	1
	$1,011	$144
______________
(1) Includes revenue derived from time-and-materials contracts.

Total assets by business segment are summarized below:

	April 3, 2020	January 3, 2020

	(In millions)
Total Assets
Integrated Mission Systems	$7,999	$7,896
Space and Airborne Systems	6,948	6,829
Communication Systems	5,928	5,930
Aviation Systems	7,423	7,569
Corporate(1)	9,807	10,112
	$38,105	$38,336
_______________

(1)
Identifiable intangible assets acquired in connection with the L3Harris Merger in the quarter ended September 27, 2019 and our acquisition of Exelis Inc. in fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Identifiable intangible asset balances recorded as Corporate assets were approximately $8.2 billion and $8.5 billion at April 3, 2020 and January 3, 2020, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, as well as any assets and liabilities from discontinued operations and divestitures. See Note C — Business Divestitures and Assets Sales in these Notes for additional information.

Note W — Legal Proceedings and Contingencies
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At April 3, 2020, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at April 3, 2020 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice (the “DOJ”), Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis Inc., of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis Inc., of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at April 3, 2020 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Note X — Subsequent Events
Airport security and automation business divestiture
On May 4, 2020, we completed the sale of the airport security and automation business for net cash proceeds of approximately $1 billion, before estimated transaction expenses and estimated adjustments in respect of net cash and working capital, and subject to post-closing finalization of those adjustments as set forth in the definitive sale agreement. We expect to use the net cash proceeds from the sale for general corporate purposes and potential repurchases of shares of our common stock.
Debt exchange
As described in more detail in Note M — Debt in these Notes, the Exchange Offers (to exchange any or all New L3Harris Notes that had been issued pursuant to an exemption from the registration requirements of the Securities Act for an equal principal amount of new notes registered under the Securities Act) expired at 5:00 p.m., New York City time, on May 1, 2020.
On May 5, 2020, we settled the Exchange Offers and issued Exchange Notes for validly tendered Original Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of L3Harris Technologies, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. (the Company) as of April 3, 2020, the related condensed consolidated statements of income, comprehensive income, cash flows and equity for the quarters ended April 3, 2020 and March 29, 2019, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 3, 2020, the related consolidated statements of income, comprehensive income, cash flows and equity for the two quarters then ended, and the related notes (not presented herein); and in our report dated March 3, 2020, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 3, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 7, 2020

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Report (the “Notes”). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-KT for the Fiscal Transition Period from June 29, 2019 to January 3, 2020 (our “Fiscal Transition Period Form 10-KT”). Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
COVID-19
In March 2020, the widespread outbreak of the novel COVID-19 strain of coronavirus (“COVID-19”) was recognized as a pandemic by the World Health Organization (“WHO”) and declared a national emergency by the U.S. Government. The COVID-19 pandemic and attempts to contain it, such as mandatory closures, “shelter-in-place” orders and travel restrictions, have caused significant disruptions and adverse effects on U.S. and global economies, including impacts to supply chains, customer demand, international trade and capital markets. In response, we have increased our focus on keeping our employees safe while continuing to strive to meet customer commitments and support suppliers. For example, we have instituted work-from-home (for employees who are able to work remotely) and social distancing arrangements; canceled travel and external events; worked to procure personal protective equipment (“PPE”); initiated health screening procedures at higher-risk facilities; staggered work shifts, redesigned work stations and implemented stringent cleaning protocols, particularly for production facilities; maintained an active dialog with key suppliers and developed plans to mitigate supply chain risks; and shifted the timing of share repurchases, which bolsters liquidity in support of employees, suppliers and customers during the pandemic. The U.S. Government response has included identifying the Defense Industrial Base as a Critical Infrastructure Sector and enhancing cash flow and liquidity for the Defense Industrial Base, such as by increasing progress payments and accelerating contract awards. As a part of the Defense Industrial Base, these actions have enabled us to keep our U.S. production facilities largely operational in support of national security commitments to U.S. Government customers and to announce that we will accelerate more than $100 million in payments to small business suppliers in 45 states.
Although we believe that the large percentage of our revenue, earnings and cash flows that is derived from sales to the U.S. government, whether directly or through prime contractors, will be relatively predictable, in part due to the responsive actions taken by the U.S. Government described above, our commercial, international and public safety businesses are at a higher risk of adverse impacts related to the COVID-19 pandemic. For example, the severe decline in global air traffic from travel restrictions and the resulting downturn in the commercial aviation market and its impact on customer operations has significantly reduced demand for flight training, flight simulators and commercial avionics products in our Commercial Aviation Solutions sector within our Aviation Systems segment. As a result, we have temporarily closed some of our flight training facilities in Europe and several other locations and also have recognized $330 million of charges for impairment of goodwill and other assets and other COVID-19-related impacts in the first quarter of 2020.
The extent of these disruptions and impacts, including on our ability to perform under U.S. Government contracts and other contracts within agreed timeframes and ultimately on our results of operations and cash flows, will depend on future developments, including the severity and duration of the pandemic and associated containment actions taken by the U.S. Government, state and local government officials and international governments, and consequences thereof, and global air traffic demand, all of which are uncertain and unpredictable.
The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. “Risk Factors” of our Fiscal Transition Period Form 10-KT, any of which could have a material effect on us. We continue to work with our customers, employees, suppliers, subcontractors, distributors, resellers and communities to address the impact of the pandemic. We continue to assess possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. For further information regarding the impact, and the risks of the impact, of COVID-19 on the Company, see Part II, Item 1A. “Risk Factors” in this Report.

The following is a list of the remaining sections of this MD&A, together with our perspective on their contents, which we hope will assist in reading these pages:

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

As discussed in Note V — Business Segment Information in the Notes, we implemented a new organizational structure effective on June 29, 2019, which resulted in changes to our operating segments, which are also reportable segments and referred to as our business segments. The historical results, discussion and presentation of our business segments as set forth in this MD&A reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these changes.
We report the financial results of our continuing operations in the following four segments, which are also referred to as our business segments:

•
Integrated Mission Systems, including multi-mission intelligence, surveillance and reconnaissance and communication systems; integrated electrical and electronic systems for maritime platforms; and advanced electro-optical and infrared solutions;

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

On February 4, 2020, we entered into a definitive agreement to sell Security & Detection Systems and MacDonald Humfrey Automation solutions (“airport security and automation business”) to Leidos, Inc. for $1 billion in cash, subject to customary purchase price adjustments as set forth in the definitive agreement. The sale transaction is conditioned on customary closing conditions, including satisfaction of regulatory requirements. The airport security and automation business, which is reported as part of our Aviation Systems segment, provides solutions used by the aviation and transportation industries, regulatory and customs authorities, government and law enforcement agencies and commercial and other high-security facilities. We completed the sale of the airport security and automation business on May 4, 2020 and expect to use the proceeds from the sale for general corporate expenses and for potential repurchases of shares of our common stock.
On March 20, 2020, we entered into a definitive agreement to sell our EOTech business for $42 million, subject to customary purchase price adjustments and customary closing conditions as set forth in the definitive agreement. The EOTech business, which is reported as part of our Communications Systems segment, manufactures holographic sighting systems, magnified field optics and accessories for military, law enforcement and commercial markets around the world. We expect to complete the sale of the EOTech business in mid-2020.
On February 19, 2020, we entered into a definitive agreement to sell our Applied Kilovolts and Analytical Instrumentation business, which is reported as part of our Space and Airborne Systems segment, subject to customary closing conditions as set forth in the definitive agreement. We expect to complete the sale of the Applied Kilovolts and Analytical Instrumentation business in mid-2020.
As described in more detail in Note C — Business Divestitures and Assets Sales in the Notes, the assets and liabilities of the airport security and automation, EOTech and the Applied Kilovolts and Analytical Instrumentation businesses were classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) as of April 3, 2020.
Amounts contained in this Report may not always add to totals due to rounding.

RESULTS OF OPERATIONS
As discussed further in Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes, we completed the L3Harris Merger on June 29, 2019. Because of the L3Harris Merger, the quarter ended April 3, 2020 reflects the results of the combined company, while the quarter ended March 29, 2019 reflects the results of only Harris operating businesses. Due to the significance of the L3 operating businesses included in the combined company results following the L3Harris Merger, the reported results for the quarter ended April 3, 2020 and quarter ended March 29, 2019 generally are not comparable. Therefore, to assist with a discussion of the April 3, 2020 and March 29, 2019 consolidated results of operations on a more comparable basis, certain supplemental unaudited pro forma combined income statement information prepared in accordance with the requirements of Article 11 of Regulation S-X (referred to in this MD&A as “pro forma”) also is provided (see “Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information” below in this MD&A).
Highlights
Consolidated operating results for the quarter ended April 3, 2020, in each case compared with the quarter ended March 29, 2019 on both an “as reported” basis (reflecting the results of only Harris operating businesses for the prior period) and a “pro forma” basis (also reflecting the results of L3 operating businesses for the prior period), included:
Consolidated — as reported

•	Revenue increased 168 percent to $4.6 billion from $1.7 billion;

•	Gross margin increased 125 percent to $1,328 million from $589 million;

•	Income from continuing operations decreased 20 percent to $195 million from $243 million; and

•	Income from continuing operations per diluted common share attributable to L3Harris Technologies, Inc. common shareholders decreased 51 percent to $0.99 from $2.02.
Consolidated — pro forma

•	Revenue increased 5 percent to $4.6 billion from $4.4 billion;

•	Gross margin increased 5 percent to $1,328 million from $1,267 million;

•	Income from continuing operations decreased 51 percent to $195 million from $400 million; and

•	Income from continuing operations per diluted common share attributable to L3Harris Technologies, Inc. common shareholders decreased 43 percent to $0.99 from $1.75.

Consolidated Results of Operations

	Quarter Ended
	April 3, 2020	March 29, 2019	% Inc/(Dec)	March 29, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions, except per share amounts)
Revenue:
Integrated Mission Systems	$1,370	$14	*	$1,362	1%
Space and Airborne Systems	1,192	956	25%	1,112	7%
Communication Systems	1,094	580	89%	1,041	5%
Aviation Systems	1,011	144	*	914	11%
Other non-reportable business segments	—	35	(100)%	—	*
Corporate eliminations	(41)	(1)	*	(43)	(5)%
Total revenue	4,626	1,728	168%	4,386	5%
Cost of product sales and services	(3,298)	(1,139)	190%	(3,119)	6%
Gross margin	1,328	589	125%	1,267	5%
% of total revenue	29%	34%		29%
Engineering, selling and administrative expenses	(815)	(310)	163%	(799)	2%
% of total revenue	18%	18%		18%
Impairment of goodwill and other assets	(324)	—	*	—	*
Non-operating income	95	46	107%	55	73%
Net interest expense	(63)	(42)	50%	(67)	(6)%
Income from continuing operations before income taxes	221	283	(22)%	456	(52)%
Income taxes	(26)	(40)	(35)%	(56)	(54)%
Effective tax rate	12%	14%		12%
Income from continuing operations	195	243	(20)%	400	(51)%
Noncontrolling interests, net of income taxes	23	—	*	(6)	(483)%
Income from continuing operations attributable to L3Harris Technologies, Inc. common shareholders	$218	$243	(10)%	$394	(45)%
% of total revenue	5%	14%		9%
Income from continuing operations per diluted common share attributable to L3Harris Technologies, Inc. common shareholders	$0.99	$2.02	(51)%	$1.75	(43)%
_______________
* Not meaningful

As Reported
Revenue
The increase in revenue for the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 was primarily due to the inclusion of $2.9 billion of revenue (net of intercompany sales eliminations) from L3 operations in operating results for the quarter ended April 3, 2020 and organic revenue growth in all four business segments.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.

Gross Margin
The increase in gross margin for the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 was primarily due to the inclusion of L3 operations in operating results for the quarter ended April 3, 2020. The decrease in gross margin as a percentage of revenue (“gross margin percentage”) for the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 was primarily due to a mix of program revenue and product sales with relatively lower gross margin percentage, $17 million of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger in the quarter ended April 3, 2020 and $15 million of additional cost of sales related to the fair value step-up in inventory sold in the quarter ended April 3, 2020, partially offset by productivity and integration savings.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
The increase in Engineering, Selling and Administrative (“ESA”) expenses and comparability of ESA expense as a percentage of total revenue (“ESA percentage”) for the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 were primarily due to the inclusion of L3 operations in operating results, as well as $103 million of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger and additional charges for integration and other costs associated with the L3Harris Merger in the quarter ended April 3, 2020, partially offset by productivity and integration savings.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Impairment of goodwill and other assets
Impairment of goodwill and other assets for the quarter ended April 3, 2020 included a $296 million non-cash goodwill impairment charge and $23 million of charges to write-down accounts receivable and contract assets in our Commercial Aviation Solutions sector due to the COVID-19-related downturn in the commercial aviation market and its impact on customer operations as well as a $5 million non-cash goodwill impairment charge recorded in connection with the pending divestiture of our Applied Kilovolts and Analytical Instrumentation business.
See Note C — Business Divestitures and Assets Sales, Note G — Receivables, Note H — Contract Assets and Contract Liabilities and Note K — Goodwill and Other Intangible Assets in the Notes for further information.
Non-Operating Income
The increase in non-operating income in the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 was primarily due to an increase in the non-service cost components of pension and other postretirement benefit plan income, reflecting the inclusion of income from benefit plans assumed in connection with the L3Harris Merger.
See Note P — Non-Operating Income and Note N — Postretirement Benefit Plans in the Notes for further information.
Net Interest Expense
The increase in net interest expense in the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 was primarily due to higher average debt levels as a result of the assumption of $3.5 billion of debt in connection with the L3Harris Merger. See Note M — Debt in the Notes and Note 14: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal Transition Period Form 10-KT for further information.
Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 11.8 percent for the quarter ended April 3, 2020 compared with 14.1 percent for the quarter ended March 29, 2019. Our effective tax rate for the quarter ended April 3, 2020 benefited from the favorable impact of excess tax benefits related to equity-based compensation, research and development (“R&D”) credits and the favorable impact of audit settlements, partially offset by a valuation allowance increase on international credits and the unfavorable impact of non-deductible goodwill impairment charges. Our effective tax rate for the quarter ended March 29, 2019 benefited from the favorable impact of excess tax benefits related to equity-based compensation and from favorable adjustments recorded upon the filing of our Federal tax returns.
Income From Continuing Operations
The decrease in income from continuing operations for the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 was primarily due to the non-cash charges for impairment of goodwill and other assets in the quarter ended April 3, 2020 as well as the combined effects of the other reasons noted above in this “As Reported” discussion regarding the quarters ended April 3, 2020 and March 29, 2019.

Income From Continuing Operations Per Diluted Common Share Attributable to L3Harris Common Shareholders
The decrease in income from continuing operations per diluted common share attributable to L3Harris common shareholders for the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 was primarily due to lower income from continuing operations, as discussed above, and an increase in diluted weighted average common shares outstanding as a result of approximately 104 million shares issued in connection with the L3Harris Merger.
See “Common Stock Repurchases” below in this MD&A for information regarding our share repurchase program.

Pro Forma
Revenue
The increase in revenue for the quarter ended April 3, 2020 compared with pro forma revenue for the quarter ended March 29, 2019 was primarily due to higher revenue in all four business segments.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Gross Margin
The increase in gross margin in the quarter ended April 3, 2020 compared with pro forma gross margin for the quarter ended March 29, 2019 was primarily due to productivity and integration savings, partially offset by a less favorable program mix. Gross margin percentage in the quarter ended April 3, 2020 was comparable with the quarter ended March 29, 2019.
Engineering, Selling and Administrative Expenses
The increase in ESA expenses in the quarter ended April 3, 2020 compared with pro forma ESA expense for the quarter ended March 29, 2019 was primarily due to $6 million of additional charges for integration and other costs associated with the L3Harris Merger, $3 million of divestiture expenses and $3 million of COVID-19-related charges in the quarter ended April 3, 2020. ESA percentage in the quarter ended April 3, 2020 was comparable with the quarter ended March 29, 2019.
Impairment of goodwill and other assets
Impairment of goodwill and other assets for the quarter ended April 3, 2020 included a $296 million non-cash goodwill impairment charge and $23 million of charges to write-down accounts receivable and contract assets in our Commercial Aviation Solutions sector due to the COVID-19-related downturn in the commercial aviation market and its impact on customer operations as well as a $5 million non-cash goodwill impairment charge recorded in connection with the pending divestiture of our Applied Kilovolts and Analytical Instrumentation business.
See Note C — Business Divestitures and Assets Sales and Note K — Goodwill and Other Intangible Assets in the Notes for further information.
Non-Operating Income
The increase in non-operating income for the quarter ended April 3, 2020 compared with pro forma non-operating income for the quarter ended March 29, 2019 was primarily due an increase in the non-service cost components of pension and other postretirement benefit plan income.
Net Interest Expense
The decrease in net interest expense for the quarter ended April 3, 2020 compared with pro forma net interest expense for the quarter ended March 29, 2019 reflects amortization of the increase to L3’s long-term debt based on a $172 million fair value adjustment.
See “Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information” below in this MD&A for further information.
Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 11.8 percent for the quarter ended April 3, 2020 compared with a 12.3 percent pro forma effective tax rate for the quarter ended March 29, 2019. Our effective tax rate for the quarter ended April 3, 2020 benefited from the favorable impact of excess tax benefits related to equity-based compensation, R&D credits and the favorable impact of audit settlements, partially offset by a valuation allowance increase on international credits and the unfavorable impact of non-deductible goodwill impairment charges.
See “Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information” below in this MD&A for information regarding our pro forma effective tax rate for the quarter ended March 29, 2019.

Income From Continuing Operations
The decrease in income from continuing operations for the quarter ended April 3, 2020 compared with pro forma income from continuing operations for the quarter ended March 29, 2019 was primarily due to the non-cash charges for impairment of goodwill and other assets in the quarter ended April 3, 2020 as well as the combined effects of the reasons noted above in this “Pro Forma” discussion regarding the quarters ended April 3, 2020 and March 29, 2019.
Income From Continuing Operations Per Diluted Common Share Attributable to L3Harris Common Shareholders
The decrease in income from continuing operations per diluted common share attributable to L3Harris common shareholders for the quarter ended April 3, 2020 compared with pro forma income from continuing operations per diluted common share for the quarter ended March 29, 2019 was primarily due to lower income from continuing operations, as discussed above, partially offset by a decrease in our diluted weighted average common shares outstanding from shares of our common stock repurchased under our repurchase program since the L3Harris Merger.

Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information
The following supplemental unaudited pro forma condensed combined income statement information prepared in accordance with the requirements of Article 11 of Regulation S-X provides further information supporting the preparation of the supplemental unaudited pro forma condensed combined financial information for the quarter ended March 29, 2019 provided above in the “Consolidated Results of Operations” discussion in this MD&A and has been prepared to give effect to the L3Harris Merger under the acquisition method of accounting. It combines the historical results of operations of Harris and L3 and reflects the L3Harris Merger as if it closed on June 30, 2018, the first day of Harris’ fiscal 2019, and gives effect to pro forma events that are (a) directly attributable to the L3Harris Merger, (b) factually supportable and (c) expected to have a continuing impact on our results of operations. The adjustments include adjustments to reflect the sale of the Harris Night Vision business, which is directly attributable to the L3Harris Merger, but do not include any adjustments for the use of proceeds from such sale, because the use is not directly attributable to the L3Harris Merger. The pro forma condensed combined income statement information is provided for informational and supplemental purposes only, and does not purport to indicate what L3Harris’ results of operations would have been, or L3Harris’ future results of operations, had the L3Harris Merger actually occurred on June 30, 2018. The supplemental unaudited pro forma condensed combined income statement information should be read in conjunction with other sections of this MD&A, our Condensed Consolidated Financial Statements (Unaudited) and the Notes appearing elsewhere in this Report.

Unaudited Pro Forma Condensed Combined Statement of Income
For the quarter ended March 29, 2019
	Historical Harris	Historical L3	Pro Forma Adjustments	Note References	Pro Forma Combined

	(In millions, except per share amounts)
Revenue from product sales and services	$1,728	$2,700	$(7)	a	$4,386
			(35)	b
Cost of product sales and services	(1,139)	(2,007)	7	a	(3,119)
			24	b
			(4)	c
Engineering, selling and administrative expenses	(310)	(382)	5	b	(799)
			(103)	c
			9	d
			(2)	e
			2	f
			(18)	j
Merger, acquisition and divestiture related expenses	—	(18)	18	j	—
Non-operating income	46	—	9	j	55
Interest and other income, net	—	4	9	g	—
			(13)	j
Interest income	1	—	4	j	5
Interest expense	(43)	(37)	1	h	(72)
			7	i
Income from continuing operations before income taxes	283	260	(87)		456
Income taxes	(40)	(37)	21	k	(56)
Income from continuing operations	243	223	(66)		400
Noncontrolling interest, net of income taxes	—	(6)	—		(6)
Income from continuing operations attributable to common shareholders	$243	$217	$(66)		$394

Income from continuing operations per basic common share attributable to common shareholders	$2.06				$1.77
Income from continuing operations per diluted common share attributable to common shareholders	$2.02				$1.75
Basic weighted average common shares outstanding	117.9		104.1	l	222.0
Diluted weighted average common shares outstanding	120.3		104.6	l	224.9

Notes:

a.	Reflects the elimination of intercompany balances and transactions between L3 and Harris.

b.	Reflects the sale of the Harris Night Vision business.

c.
Reflects the net increase in amortization expense related to the fair value of acquired finite-lived identifiable intangible assets and the elimination of historical amortization expense recognized by L3 for the quarter ended March 29, 2019. Assumptions and details are as follows:

	Weighted Average Amortization Period	Fair Value	Quarter ended March 29, 2019

	(In years)	(In millions)
Identifiable Intangible Assets Acquired:
Customer relationships	15	$5,417	$100
Trade names — Divisions	9	123	3
Adjustment to engineering, selling and administrative expenses			103
Developed technology	7	562	16
Less: L3 historical amortization			(12)
Adjustment to cost of product sales and services			4
Total net adjustment to amortization expense			$107

d.
Represents the elimination of transaction costs, which were included in merger, acquisition and divestiture related expenses in L3’s historical statement of operations and in engineering, selling and administrative expenses in Harris’ historical statement of income.

e.
In connection with the L3Harris Merger, on October 12, 2018, each company entered into a letter of agreement with its chief executive officer, to outline the terms of each such person’s role and compensation arrangements following the merger. Amounts shown reflect the increase in compensation expense as a result of these modified arrangements.

f.	Reflects the impact of change-in-control payments under certain post-retirement and share-based and deferred compensation arrangements.

g.	Reflects the elimination of amortization of net actuarial losses from accumulated comprehensive loss related to L3’s postretirement benefit plans as part of purchase accounting.

h.	Reflects the elimination of amortization of deferred debt issuance costs as part of purchase accounting.

i.	Reflects amortization of the increase to L3’s long-term debt based on a $172 million fair value adjustment.

j.	Certain amounts from L3’s historical statement of operations data were reclassified to conform their presentation to that of Harris. These reclassifications include:

1.	Merger, acquisition and divestiture related expenses, which were reclassified to engineering, selling and administrative expenses; and

2.	Interest and other income, net, which was reclassified to interest income.

k.
Represents the income tax impact of the pro forma adjustments, using the blended worldwide tax rates for L3, in the case of pro forma adjustments to L3’s historical results, and the federal and state statutory tax rates for Harris, in the case of pro forma adjustments to Harris’ historical results. As a result, the combined statutory tax rate used to tax-effect the pro forma adjustments was approximately 24 percent for the quarter ended March 29, 2019. This tax rate does not represent the combined company’s effective tax rate, which will include other tax charges and benefits, and does not take into account any historical or possible future tax events that may impact the combined company following the consummation of the L3Harris Merger.

l.
Increase in common stock due to shares of L3Harris common stock issued for L3 common stock, L3 restricted stock units and L3 performance stock units. Diluted shares also include the dilutive impact of L3Harris stock options issued for L3 stock options calculated using the treasury stock method.

Discussion of Business Segment Results of Operations
Integrated Mission Systems

	Quarter Ended
	April 3, 2020	March 29, 2019	% Inc/(Dec)	March 29, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions)
Revenue	$1,370	$14	*	$1,362	1%
Segment operating income	$201	$3	*	$165	22%
% of revenue	15%	21%		12%
__________
*Not meaningful
As Reported
The changes in segment revenue, operating income and operating income as a percentage of revenue (“operating margin percentage”) in the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 were primarily due to the inclusion of L3 operations in segment operating results for the quarter ended April 3, 2020. Because the Integrated Mission Systems segment is almost entirely comprised of L3 businesses, comparison to prior year segment operating metrics is not meaningful.
Pro Forma
The increase in segment revenue in the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 was primarily due to $19 million of higher revenue in Maritime, reflecting a ramp in classified programs, partially offset by lower revenue in Electro Optical.
The increases in segment operating income and operating margin percentage in the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 were primarily driven by productivity and integration savings and higher pension income, partially offset by a mix of program revenue with relatively lower operating margin percentage.
Space and Airborne Systems

	Quarter Ended
	April 3, 2020	March 29, 2019	% Inc/(Dec)	March 29, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions)
Revenue	$1,192	$956	25%	$1,112	7%
Segment operating income	$221	$174	27%	$198	12%
% of revenue	19%	18%		18%
As Reported
The increases in segment revenue, operating income and operating margin percentage in the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 were primarily due to the inclusion of L3 operations in segment operating results during the quarter ended April 3, 2020 as well as the same reasons as noted below regarding this segment on a pro forma basis.
Pro Forma
The increase in segment revenue in the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 was primarily due to $92 million of higher revenue in Mission Avionics driven by a production ramp and increased content on the F-35 platform and $28 million higher revenue from growth on classified programs in Intel and Cyber, partially offset by lower revenue in Space due to delayed ramp of a follow on U.S. Air Force space domain awareness program following the wind down of the predecessor program.
The increases in segment operating income and operating margin percentage in the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 were primarily due to productivity and integration savings.

Communication Systems

	Quarter Ended
	April 3, 2020	March 29, 2019	% Inc/(Dec)	March 29, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions)
Revenue	$1,094	$580	89%	$1,041	5%
Segment operating income	$250	$167	50%	$226	11%
% of revenue	23%	29%		22%
As Reported
The increase in segment revenue in the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 was primarily due to the inclusion of L3 operations in segment operating results during the quarter ended April 3, 2020 and the same reasons as noted below regarding revenue for this segment on a pro forma basis.
The increase in segment operating income and decrease in segment operating income percentage in the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 were primarily due to the inclusion of L3 operations in segment operating results during the quarter ended April 3, 2020 and mix of product sales and program revenue with a relatively lower operating margin percentage.
Pro Forma
The increase in revenue in the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 was primarily due to $51 million of higher Tactical Communications revenue, reflecting increased U.S. DoD modernization demand and lower sales volume for international tactical radios, partially offset by lower revenue in Public Safety.
The increases in segment operating income and operating margin percentage in the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 were primarily due to higher volume and productivity and integration savings, partially offset by a mix of product sales and program revenue with a relatively lower operating margin percentage.
Additional Information on Known Trends and Uncertainties
We expect revenue and operating income in the Public Safety sector will be adversely impacted by the COVID-19-related pressures on state and local government municipality customers, including reduced staffing, limited remote work technology capabilities, significant reductions in near-term tax revenues and competing budget priorities. We currently expect revenue in our Public Safety sector to decrease by approximately $50 million in calendar year 2020 compared with calendar year 2019; however, the ultimate extent of the COVID-19-related impact to our Public Safety sector remains uncertain and unpredictable.
Aviation Systems

	Quarter Ended
	April 3, 2020	March 29, 2019	% Inc/(Dec)	March 29, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions)
Revenue	$1,011	$144	*	914	11%
Segment operating income (loss)	$(177)	$17	*	105	*
% of revenue	(18)%	12%		11%
__________
*Not meaningful

As Reported
The increase in segment revenue in the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 was primarily due to the inclusion of L3 operations in segment operating results during the quarter ended April 3, 2020.
The segment operating loss in the quarter ended April 3, 2020 compared with segment operating income in the quarter ended March 29, 2019 was primarily due to $324 million of impairment of goodwill and other assets and other charges recorded in the quarter ended April 3, 2020 related to the Commercial Aviation Solutions sector due to the downturn in the commercial aviation market and its impact on customer operations, partially offset by the inclusion of L3 operations in segment operating results (principally Defense Aviation Products and Military Training operations) in the quarter ended April 3, 2020.
Pro Forma
The increase in segment revenue in the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 was primarily due to $51 million of higher revenue in Defense Aviation Products and $36 million of higher revenue in Mission Networks.
The segment operating loss in the quarter ended April 3, 2020 compared with segment operating income in the quarter ended March 29, 2019 was primarily due $324 million of impairment of goodwill and other assets and other charges recorded in the quarter ended April 3, 2020 related to the Commercial Aviation Solutions sector due to the downturn in the commercial aviation market and its impact on customer operations, partially offset by productivity and integration savings, higher pension income and higher volume.
Additional Information on Known Trends and Uncertainties
Revenue and operating income from our Commercial Aviation Solutions sector are expected to decline for the remainder of fiscal 2020 due to decreased commercial training and commercial avionics sales volume, reflecting the COVID-19 pandemic and its impact on global air traffic and customer operations. We currently expect revenue in our Commercial Aviation Solutions sector to decrease by approximately $300 million in calendar year 2020 compared with calendar year 2019; however, the ultimate extent of the COVID-19-related impact to our Commercial Aviation Solutions sector remains uncertain. In addition, the sale of our airport security and automation businesses on May 4, 2020, will decrease segment revenue and operating income in calendar year 2020 compared with calendar year 2019. Revenue from the airport security and automation businesses in the quarter ended April 3, 2020 was approximately $120 million.
Unallocated Corporate Expense

	Quarter Ended
	April 3, 2020	March 29, 2019	% Inc/(Dec)	March 29, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions)
Unallocated corporate expenses	$(33)	$—	*	$—	*
L3Harris Merger-related transaction and integration expenses	(31)	(16)	94%	(25)	24%
Amortization of acquisition-related intangibles	(145)	(25)	480%	(145)	—%
Unallocated corporate expense in the first quarter of fiscal 2020 included $15 million of additional cost of sales related to the fair value step-up in inventory sold, a $5 million non-cash goodwill impairment charge related to the pending divestiture of our Applied Kilovolts and Analytical Instrumentation business and $3 million of divestiture expenses.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Quarter Ended
	April 3, 2020	March 29, 2019

	(In millions)
Net cash provided by operating activities	$533	$405
Net cash used in investing activities	(58)	(37)
Net cash used in financing activities	(612)	(380)
Effect of exchange rate changes on cash and cash equivalents	(24)	3
Net decrease in cash and cash equivalents	(161)	(9)
Cash and cash equivalents, beginning of year	824	343
Cash and cash equivalents, end of period	$663	$334
Cash and cash equivalents
The $161 million net decrease in cash and cash equivalents from the end of the Fiscal Transition Period to the end of the first quarter of fiscal 2020 was primarily due to:
•$533 million of net cash provided by operating activities;
•$245 million of net proceeds from borrowings; and
•$33 million of proceeds from exercises of employee stock options, more than offset by
•$700 million used to repurchase shares of our common stock;
•$183 million used to pay cash dividends; and
•$48 million used for net additions of property, plant and equipment.
The $9 million net decrease in cash and cash equivalents from the end of the quarter ended December 28, 2018 to the end of the quarter ended March 29, 2019 was primarily due to:
•$405 million of net cash provided by operating activities; and
•$6 million of proceeds from exercises of employee stock options; more than offset by
•$301 million of net repayment of borrowings;
•$81 million used to pay cash dividends; and
•$37 million used for net additions of property, plant and equipment.
At April 3, 2020, we had cash and cash equivalents of $663 million, and we have a senior unsecured $2 billion revolving credit facility that expires in June 2024 (all of which was available to us as of April 3, 2020). Additionally, we had $7.2 billion of long-term debt outstanding at April 3, 2020, the majority of which was assumed in connection with the L3Harris Merger in the Fiscal Transition Period and the acquisition of Exelis Inc. in the fourth quarter of fiscal 2015. Our $663 million of cash and cash equivalents at April 3, 2020 included $447 million held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facility, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties and the state of global commerce and financial uncertainty. For further information regarding COVID-19-related risks and uncertainties, see Part II, Item 1A. “Risk Factors” in this Report.
We cannot currently predict the impact that COVID-19, among other potential risks and uncertainties, will have on our cash from operations. However, based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next twelve months and the reasonably foreseeable future thereafter. Our total capital expenditures for fiscal 2020 are expected to be approximately $400 million. We anticipate tax payments in fiscal 2020 to be approximately equal to or marginally less than our tax expense for the same period, subject to adjustment for certain timing differences. Other than those cash outlays noted in “Contractual Obligations” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal Transition Period Form 10-KT and in the “Commercial Commitments and Contractual Obligations” section below in this MD&A (including repayment at maturity of the entire $250 million of our Floating Rate Notes due April 30, 2020), capital expenditures, dividend payments, repurchases under our share repurchase program, L3Harris Merger-related integration and other costs and cash payments to counterparties upon termination of yield-based treasury lock agreements (see Note S — Derivative Instruments and Hedging Activities in the Notes for additional information regarding derivative instruments), we do not anticipate any significant cash outlays during the remainder of fiscal 2020. For further information regarding COVID-19-related risks and uncertainties, see Part II, Item 1A. “Risk Factors” in this Report.
There can be no assurance, however, that our business will continue to generate cash flows at current levels or that the cost or availability of future borrowings, if any, under our commercial paper program or our credit facility or in the debt markets will not be impacted by any potential future credit or capital markets disruptions. The commercial paper market was temporarily disrupted in March 2020 as a result of COVID-19, and although commercial paper markets are currently functioning in a normal manner, depending on future market conditions and volatility, commercial paper may not be available on favorable terms or at all, or in the capacity desired. If we are unable to maintain cash balances or generate sufficient cash flow from operations to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our share repurchases, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government and other markets we serve and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Net cash provided by operating activities: The $128 million increase in net cash provided by operating activities in the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 was primarily due to the impact of higher income, reflecting the inclusion of cash flows from L3 operations, and a decrease in cash used to fund working capital, partially offset by $174 million more in cash used for compensation and benefits.
Net cash used in investing activities: The $21 million increase in net cash used in investing activities in the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 was primarily due to a $11 million increase in cash used for net additions of property, plant and equipment and $10 million used for an investment purchase.
Net cash used in financing activities: The $232 million increase in net cash used in financing activities in the quarter ended April 3, 2020 compared with the quarter ended March 29, 2019 was primarily due to a $700 million increase in cash used to repurchase shares of our common stock and an increase of $102 million in dividends paid, partially offset by $545 million more in net proceeds from borrowings.
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
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015 further extended the interest rate stabilization provision of MAP-21 until 2020. We made a voluntary contribution of $302 million to our U.S. qualified defined benefit pension plans during the Fiscal Transition Period. As a result, we currently do not anticipate making any contributions to our U.S. qualified defined benefit pension plans and we anticipate making only minor contributions to our non-U.S. pension plans during the remainder of fiscal 2020.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $1.7 billion at April 3, 2020. See Note 15: “Pension and Other Postretirement Benefits” in the Notes to the Consolidated Financial Statements in our Fiscal Transition Period Form 10-KT and Note N — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the quarter ended April 3, 2020, we used $700 million to repurchase 3,277,559 shares of our common stock under our current repurchase program at an average price per share of $213.57, including commissions of $.02 per share. During the quarter ended March 29, 2019, we did not repurchase any shares of our common stock under our prior repurchase program. During the quarters ended April 3, 2020 and March 29, 2019, $1 million and $4 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares purchased by us are canceled and retired.

At April 3, 2020, we had a remaining, unused authorization of approximately $1.8 billion under our current repurchase program, which does not have an expiration date. Repurchases under our current repurchase program may be made through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects, impacts of COVID-19 and other factors our Board and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our current repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
On February 28, 2020, our Board of Directors increased the quarterly cash dividend rate on our common stock from $.75 per share to $.85 per share, for an annualized cash dividend rate of $3.40 per share, which was our nineteenth consecutive annual increase in our quarterly cash dividend rate. Our annualized cash dividend rate was $3.00 per share in the Fiscal Transition Period. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases, which could be impacted by, among other things, the COVID-19 pandemic. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant.
Capital Structure and Resources
2019 Credit Agreement: We have a $2 billion, 5-year senior unsecured revolving credit facility (the “2019 Credit Facility”) under a Revolving Credit Agreement (the “2019 Credit Agreement”) entered into on June 28, 2019 with a syndicate of lenders. For a description of the 2019 Credit Facility and the 2019 Credit Agreement, see Note 13: “Credit Arrangements” in the Notes to Consolidated Financial Statements in our Fiscal Transition Period Form 10-KT.
We were in compliance with the covenants in the 2019 Credit Agreement at April 3, 2020, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2019 Credit Agreement, to be greater than 0.65 to 1.00. At April 3, 2020, we had no borrowings outstanding under the 2019 Credit Agreement.
Exchange Offer: On March 31, 2020, we commenced offers to eligible holders to exchange any and all outstanding notes previously issued by L3Harris pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (“Original Notes”) for an equal principal amount of new notes registered under the Securities Act (the “Exchange Notes”). The terms of the Exchange Notes are substantially identical to the terms of the corresponding series of the Original Notes, except that the Exchange Notes are registered under the Securities Act of 1933, as amended, and the transfer restrictions, registration rights and related special interest provisions applicable to the Original Notes do not apply to the Exchange Notes. The Exchange Offers expired at 5:00 p.m., New York City time, on May 1, 2020 (“Expiration Date”). On May 5, 2020, we settled Exchange Offers and issued Exchange Notes for validly tendered Original Notes.
See Note M — Debt in the Notes for additional information.
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note M — Debt in the Notes.
During the first quarter of fiscal 2020, we completed the issuance and sale of $250 million in aggregate principal amount of Floating Rate Notes due March 10, 2023. Following the close of the first quarter of fiscal 2020, we used the net proceeds from the sale to repay at maturity the aggregate principal amount of our Floating Rate Notes due April 30, 2020 and for general corporate purposes.
Short-Term Debt: Our short-term debt at April 3, 2020 and January 3, 2020 was $2 million and $3 million, respectively, consisting of local borrowing by international subsidiaries for working capital needs.
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

As of April 3, 2020, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of April 3, 2020, we did not have material financial guarantees or other contractual commitments that we believe are reasonably likely to adversely affect our financial condition, results of operations or cash flows, and we were not a party to any related party transactions that materially affect our financial condition, results of operations or cash flows.
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
Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal Transition Period Form 10-KT include our contractual obligations and commercial commitments. Except for changes in our debt as described under “Capital Structure and Resources” in this MD&A as well as other changes resulting from the L3Harris Merger, no material changes occurred during the quarter ended April 3, 2020 in our contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases or our commercial commitments, or in our contingent liabilities on outstanding surety bonds, standby letters of credit or other arrangements as disclosed in our Fiscal Transition Period Form 10-KT.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with GAAP. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and backlog as well as disclosures of contingent assets and liabilities. Actual results may differ from our estimates. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on contracts and contract estimates; (ii) postretirement benefit plans; (iii) provisions for excess and obsolete inventory losses; (iv) impairment testing of goodwill; (v) accounting for business combinations; and (vi) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal Transition Period Form 10-KT.
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
EAC adjustments resulted in the following impacts to operating income for the periods presented:

	Quarter Ended
	April 3, 2020	March 29, 2019

	(In millions)
Favorable adjustments	$182	$32
Unfavorable adjustments	(79)	(26)
Net operating income adjustments	$103	$6
The net favorable EAC adjustments in the quarter ended April 3, 2020 reflect benefits of operational performance on programs, including retirement of risks and schedule improvements, achievement of incentive payments and realization of synergy savings. The net favorable EAC adjustments were realized in all four of our business segments across numerous contracts. There were no EAC adjustments on any individual program with impacts to operating income in the quarters ended April 3, 2020 or March 29, 2019 that were material to our results of operations on a consolidated or segment basis for such periods.
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
Goodwill
Goodwill in our Condensed Consolidated Balance Sheet (Unaudited) as of April 3, 2020 and January 3, 2020 was $19.3 billion and $20.0 billion, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. We identify potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill, which is adjusted for allocations of Corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
2020 Interim Impairment Tests
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
Indications of potential impairment of goodwill related to our Commercial Aviation Systems reporting unit (which is part of our Aviation Systems segment) were present at April 3, 2020 due to the COVID-19-related downturn in the commercial aviation sector and its impact on customer operations, which resulted in a decrease in the fiscal 2020 outlook for our Commercial Aviation Systems reporting unit. Consequently, in connection with the preparation of our financial statements for the quarter ended April 3, 2020, we performed an interim goodwill impairment test.
To test for potential impairment of goodwill related to our Commercial Aviation Systems reporting unit, we prepared an estimate of the fair value of the reporting unit based on combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. Given the current level of uncertainty in the outlook for the commercial aviation industry caused by the impact of the COVID-19 pandemic on global air traffic, our methodology for determining the fair value of the reporting unit placed the greatest weight on the expected fair value technique, and was dependent on our best estimates of future sales, operating costs and balance sheet metrics under a range of scenarios for future economic conditions. We assigned a probability to each scenario to calculate a set of probability-weighted projected cash flows and an appropriate discount rate, reflecting the risk in the projected cash flows, was used to discount the expected cash flows to present value.
As a result of this impairment test, we concluded that goodwill related to our Commercial Aviation Systems reporting unit was impaired as of April 3, 2020 and recorded a non-cash impairment charge of $296 million (including $28 million attributable to noncontrolling interests) in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended April 3, 2020.
See Note K — Goodwill and Other Intangible Assets in the Notes for additional information.
As of April 3, 2020, the estimated fair values for each of our reporting units exceed their carrying values. However, the estimated fair value of eight of our reporting units, which have approximately $10 billion of goodwill in aggregate, exceeds the carrying value of the reporting unit by less than 10 percent, primarily due to our current proximity to the L3Harris Merger. We are monitoring the impacts of COVID-19 on the fair value of our reporting units and do not currently anticipate any further material goodwill impairment charges as a result of COVID-19. However, an impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of the reporting units, future deterioration in the business, including from the impact of COVID-19, or a sharp increase in interest rates without a corresponding increase in future revenue.
Airport Security and Automation Business Goodwill Allocation
As described in more detail in Note C — Business Divestitures and Assets Sales in the Notes, we entered into a definitive agreement to sell our airport security and automation business on February 4, 2020. Because the pending divestiture of the airport security and automation business represented the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $588 million of goodwill to the airport security and automation business disposal group on a relative fair value basis during the first quarter of fiscal 2020, when the held for sale criteria were met. The fair value of the airport security and automation business disposal group was determined based on the negotiated selling price, and the fair value of the retained businesses of the reporting unit was determined based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. In conjunction with the relative fair value allocation, we tested goodwill assigned to the disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met in late January 2020.

EOTech Business Goodwill Allocation
As described in more detail in Note C — Business Divestitures and Assets Sales in the Notes, we entered into a definitive agreement to sell our EOTech business on March 24, 2020. Because the pending divestiture of the EOTech business represented the disposal of a portion of a reporting unit within our Communication Systems segment, we assigned $9 million of goodwill to the EOTech business disposal group on a relative fair value basis during the first quarter of fiscal 2020, when the held for sale criteria were met. The fair value of the EOTech business disposal group was determined based on the negotiated selling price, and the fair value of the retained businesses of the reporting unit was determined based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. In conjunction with the relative fair value allocation, we tested goodwill assigned to the disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed.
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
Intangible assets from business combinations are recognized at their estimated fair values as of the date of acquisition and generally consist of customer relationships, trade names, developed technology and in-process R&D. Determination of the estimated fair value of intangible assets requires judgment. The fair value of customer contractual relationships is determined based on estimates and judgments regarding future after-tax earnings and cash flows arising from follow-on sales on contract renewals expected from customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory asset charge, all of which is discounted to present value. The fair value of trade name intangible assets is determined utilizing the relief from royalty method. Under this form of the income approach, a royalty rate based on observed market royalties is applied to projected revenue supporting the trade name and discounted to present value using an appropriate discount rate. Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. Finite-lived intangible assets are amortized to expense over their useful lives, generally ranging from three to twenty years. The preliminary estimated fair value of identifiable intangible assets acquired in connection with the L3Harris Merger was approximately $8 billion.
We assess the recoverability of finite-lived intangible assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows of the assets. If the sum of expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. See Note B — Business Combination and Note K — Goodwill and Other Intangible Assets in the Notes for additional information.
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

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that may not materialize or prove to be correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies; the potential level of share repurchases, dividends or pension contributions; potential acquisitions or divestitures; the value of contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future, including expected COVID-19-related impacts in our Public Safety and Commercial Aviation Solutions sectors; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:

•	The COVID-19 pandemic could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.

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
Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal Transition Period Form 10-KT under Item 1A. “Risk Factors” and in Part II. Item 1A. “Risk Factors” in this Report. The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal Transition Period Form 10-KT and in Part II. Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations and cash flows. The forward-looking statements contained in this Report are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. There were no material changes during the quarter ended April 3, 2020 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Fiscal Transition Period Form 10-KT.
Foreign Exchange and Currency: Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than functional currencies of such businesses. We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include the accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at April 3, 2020 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign currency denominated assets, liabilities and firm commitments. See Note S — Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates: As of April 3, 2020, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at April 3, 2020 would not have had a material impact on the fair value of these obligations. There is no interest-rate risk associated with these obligations on our results of operations or cash flows unless existing obligations are refinanced upon maturity at then-current interest rates, because the interest rates are fixed until maturity, and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.
As of April 3, 2020, we also had long-term variable-rate debt obligations of $500 million, comprised of $250 million of Floating Rate Notes due April 30, 2020 and $250 million of Floating Rate Notes due March 10, 2023. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these debt obligations at April 3, 2020 would not have had a material impact on our results of operations or cash flows. See Note M — Debt in the Notes for further information.
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
As of April 3, 2020, we had two outstanding treasury lock agreements, with an aggregate notional amount of $650 million, to hedge our exposure to fluctuations in the benchmark interest rate (10-year U.S. Treasury rate) associated with our anticipated issuance of long-term fixed-rate notes to redeem or repay at maturity the entire $650 million outstanding principal amount of the 4.95% Notes due February 15, 2021 (“4.95% 2021 Notes”). We designated these treasury locks as cash flow hedges against fluctuations in interest payments on the 4.95% 2021 Notes due to changes in the benchmark interest rate prior to issuance, which we expect to occur before the date of maturity of the 4.95% 2021 Notes. An unrealized after-tax loss of $75 million associated with these treasury locks was deferred in accumulated other comprehensive loss at April 3, 2020. A 10 percent change in the 10-year U.S. Treasury rate at April 3, 2020 would not have had a material impact on the fair value of these treasury lock agreements or our results of operations or cash flows. See Note S — Derivative Instruments and Hedging Activities in the Notes for additional information.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of April 3, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of April 3, 2020, our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. As part of our integration with L3, we are in the process of incorporating our controls and procedures with respect to L3’s operations, and we will include internal controls with respect to L3’s operations in our assessment of the effectiveness of our internal control over financial reporting as of the end of 2020. We evaluated the impacts of COVID-19 on our ability to maintain effective internal controls and concluded that our internal control environment was not materially affected during the quarter ended April 3, 2020. Other than continuing to incorporate our controls and procedures with respect to L3’s operations, there have been no changes in our internal control over financial reporting that occurred during the quarter ended April 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
General. From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At April 3, 2020, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at April 3, 2020 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
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
Item 1A. Risk Factors.
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth in Part I, Item 1A. “Risk Factors” of our Fiscal Transition Period Form 10-KT. Other than the additional risk factors we have set forth below, there have been no material changes to the risk factors disclosed in our Fiscal Transition Period Form 10-KT. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations and cash flows.
The COVID-19 pandemic could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.
In March 2020, COVID-19 was recognized as a pandemic by the World Health Organization and declared a national emergency by the U.S. Government. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our communities, suppliers, subcontractors, distributors, resellers or customers. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which will adversely affect our business operations and may materially and adversely affect our financial condition, results of operations and cash flows.
In addition to volatility in the overall demand environment for our products, systems and services, we may restrict the operations of our facilities if we deem it necessary or if recommended or mandated by governmental authorities which would have a further adverse impact on us. For example, we have recently temporarily closed some of our flight training facilities in Europe and several other locations and implemented certain travel restrictions, which have disrupted how we operate our business, and we have also recognized $330 million of charges for impairment of goodwill and other assets and other COVID-19-related impacts in the first quarter of 2020. The COVID-19 pandemic may also impact our supply chains, including the ability of suppliers and vendors to provide their products and services to us.
Further, our management is focused on mitigating the effects of COVID-19, which has required and will continue to require, a large investment of time and resources across our enterprise and will delay other value added services or initiatives. Additionally, currently some of our employees are working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cyber security risks, and impair our ability to manage our business.
If our responses to the pandemic are unsuccessful, or if customers do not perceive our response to be adequate for the United States or our international markets, we could suffer damage to our reputation, which could adversely affect our business.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and transmission rate of the virus; the ultimate geographic spread of the virus; the duration of the outbreak; the extent and effectiveness of containment actions; governmental, business and other actions (which could include limitations on our operations or mandates to provide products, systems or services); the impacts on our supply chain; the impact of the pandemic on economic activity; the extent and duration of the effect on customer demand and buying patterns; the effects of additional business or facility closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our businesses and facilities, particularly if members of our workforce are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. In addition, if the pandemic continues to create disruptions or turmoil in the credit or financial markets, or impacts our credit ratings, it could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.
In addition, we cannot predict the impact that COVID-19 will have on our communities, suppliers, subcontractors, distributors, resellers or customers, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. “Risk Factors” of our Fiscal Transition Period Form 10-KT, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the quarter ended April 3, 2020, we repurchased 3,277,559 shares of our common stock under our current repurchase program for $700 million at an average share price of $213.55, excluding commissions of $0.02 per share. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are canceled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended April 3, 2020:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(January 4, 2020 - January 31, 2020)
Repurchase program(1)	—	—	—	$2,500,113,105
Employee transactions(2)	4,337	$220.13	—	—
Month No. 2
(February 1, 2020 - February 28, 2020)
Repurchase program(1)	1,927,359	$223.92	1,927,359	$2,068,540,227
Employee transactions(2)	5,379	$225.58	—	—
Month No. 3
(February 29, 2020 - April 3, 2020)
Repurchase program(1)	1,350,200	$198.74	1,350,200	$1,800,204,462
Employee transactions(2)	2,292	$182.40	—	—
Total	3,289,567		3,277,559	$1,800,204,462
_______________

*	Periods represent our fiscal months.

(1)
On July 1, 2019, we announced that our Board of Directors approved a $4 billion share repurchase program (our “2019 Repurchase Program”) replacing our prior share repurchase program and authorizing us to repurchase up to $4 billion in shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of April 3, 2020, $1,800,204,462 (as reflected in the table above) was the approximate dollar amount of our common stock that could still be purchased under our 2019 Repurchase Program, which does not have a stated expiration date.

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

Sales of Unregistered Equity Securities
During the quarter ended April 3, 2020, we did not issue or sell any unregistered equity securities.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
Not Applicable.
Item 6. Exhibits.
EXHIBIT INDEX
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(3)	(a) Restated Certificate of Incorporation of L3Harris Technologies, Inc. (1995), as amended.

(b) Amended and Restated By-Laws of L3Harris Technologies, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2020. (Commission File Number 1-3863)

(10.1)
L3Harris Technologies, Inc. Executive Change in Control Severance Plan, effective as of March 1, 2020, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020 (Commission File Number 1-3863).*

(10.2)
L3Harris Technologies, Inc. Severance Pay Plan, effective as of March 1, 2020, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 4, 2020 (Commission File Number 1-3863).*

(10.3)	L3Harris Technologies, Inc. Restricted Unit Award Agreement Terms and Conditions (as of February 5, 2020).*
(10.4)	L3Harris Technologies, Inc. Performance Unit Award Agreement Terms and Conditions (as of February 28, 2020).*
(10.5)	L3Harris Technologies, Inc. Stock Option Award Agreement Terms and Conditions (as of February 28, 2020).*
(10.6)	Amendment One to the L3Harris Retirement Savings Plan (amended and restated as of January 1, 2020), dated February 19, 2020 and effective February 1, 2020.*
(10.7)	Amendment Two to the L3Harris Retirement Savings Plan (amended and restated as of January 1, 2020), dated February 28, 2020 and effective March 1, 2020.*
(15)	Letter Regarding Unaudited Interim Financial Information.
(21)	Subsidiaries of the Registrant.
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)	Section 1350 Certification of Chief Executive Officer.
(32.2)	Section 1350 Certification of Chief Financial Officer.
(101)
The financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_______________

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)

Date: May 7, 2020	By:	/s/ Jesus Malave Jr.
Jesus Malave Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)