Form 10-Q
period 2020-07-03
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2020-08-04
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s common stock as of July 31, 2020 was 216,195,394 shares.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended July 3, 2020
This Report contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019

	(In millions, except per share amounts)
Revenue from product sales and services	$4,445	$1,865	$9,071	$3,593
Cost of product sales and services	(3,175)	(1,223)	(6,473)	(2,362)
Engineering, selling and administrative expenses	(904)	(349)	(1,719)	(659)
Impairment of goodwill and other assets	(70)	—	(394)	—
Non-operating income	105	48	200	94
Interest income	3	—	8	1
Interest expense	(68)	(39)	(136)	(82)
Income from continuing operations before income taxes	336	302	557	585
Income taxes	(58)	(33)	(84)	(73)
Income from continuing operations	278	269	473	512
Discontinued operations, net of income taxes	—	(1)	(1)	(1)
Net income	278	268	472	511
Noncontrolling interests, net of income taxes	5	—	28	—
Net income attributable to L3Harris Technologies, Inc.	$283	$268	$500	$511
Amounts attributable to L3Harris Technologies, Inc. common shareholders
Income from continuing operations	$283	$269	$501	$512
Discontinued operations, net of income taxes	—	(1)	(1)	(1)
Net income	$283	$268	$500	$511

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic
Continuing operations	$1.31	$2.26	$2.31	$4.32
Discontinued operations	—	—	(0.01)	—
	$1.31	$2.26	$2.30	$4.32
Diluted
Continuing operations	$1.30	$2.21	$2.29	$4.23
Discontinued operations	—	(0.01)	(0.01)	(0.01)
	$1.30	$2.20	$2.28	$4.22

Basic weighted average common shares outstanding	215.9	118.3	216.7	118.1
Diluted weighted average common shares outstanding	217.8	121.1	218.7	120.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended		Two Quarters Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019

	(In millions)
Net income	$278	$268	$472	$511
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	7	(2)	(60)	1
Net unrealized gain (loss) on hedging derivatives, net of income taxes	13	(11)	(60)	(19)
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	1	(477)	—	(478)
Other comprehensive income (loss), net of income taxes	21	(490)	(120)	(496)
Total comprehensive income (loss)	299	(222)	352	15
Comprehensive loss attributable to noncontrolling interests	5	—	28	—
Total comprehensive income (loss) attributable to L3Harris Technologies, Inc.	$304	$(222)	$380	$15
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	July 3, 2020	January 3, 2020

	(In millions, except shares)
Assets
Current Assets
Cash and cash equivalents	$1,947	$824
Receivables	1,148	1,216
Contract assets	2,281	2,459
Inventories	859	1,219
Income taxes receivable	203	202
Other current assets	400	392
Assets of disposal groups held for sale	88	—
Total current assets	6,926	6,312
Non-current Assets
Property, plant and equipment	2,015	2,117
Operating lease right-of-use assets	890	837
Goodwill	19,015	20,001
Other intangible assets	8,336	8,458
Deferred income taxes	120	102
Other non-current assets	550	509
Total non-current assets	30,926	32,024
	$37,852	$38,336
Liabilities and Equity
Current Liabilities
Short-term debt	$2	$3
Accounts payable	1,094	1,261
Contract liabilities	1,106	1,214
Compensation and benefits	423	460
Other accrued items	1,218	790
Income taxes payable	57	24
Current portion of long-term debt, net	666	257
Liabilities of disposal groups held for sale	21	—
Total current liabilities	4,587	4,009
Non-current Liabilities
Defined benefit plans	1,664	1,819
Operating lease liabilities	773	781
Long-term debt, net	6,273	6,694
Deferred income taxes	1,466	1,481
Other long-term liabilities	863	808
Total non-current liabilities	11,039	11,583
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 216,087,421 shares at July 3, 2020 and 218,226,614 shares at January 3, 2020	216	218
Other capital	20,260	20,694
Retained earnings	2,250	2,183
Accumulated other comprehensive loss	(624)	(508)
Total shareholders’ equity	22,102	22,587
Noncontrolling interests	124	157
Total equity	22,226	22,744
	$37,852	$38,336
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
	July 3, 2020	June 28, 2019

	(In millions)
Operating Activities
Net income	$472	$511
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	515	129
Share-based compensation	40	29
Share-based matching contributions under defined contribution plans	122	42
Qualified pension plan contributions	(4)	(1)
Pension and other postretirement benefit plan income	(160)	(74)
Impairment of goodwill and other assets	394	—
Divestiture-related losses	52	—
Deferred income taxes	(109)	41
(Increase) decrease in:
Accounts receivable	(59)	19
Contract assets	43	22
Inventories	175	13
Increase (decrease) in:
Accounts payable	(116)	17
Contract liabilities	(80)	17
Compensation and benefits	(29)	33
Income taxes	92	(96)
Other accrued items	(60)	(10)
Other	47	24
Net cash provided by operating activities	1,335	716
Investing Activities
Net additions of property, plant and equipment	(108)	(94)
Proceeds from sales of businesses, net	963	—
Other investing activities	(10)	2
Net cash provided by (used in) investing activities	845	(92)
Financing Activities
Net proceeds from borrowings	248	1
Repayments of borrowings	(254)	(305)
Proceeds from exercises of employee stock options	37	32
Repurchases of common stock	(700)	—
Cash dividends	(367)	(162)
Other financing activities	(6)	(5)
Net cash used in financing activities	(1,042)	(439)
Effect of exchange rate changes on cash and cash equivalents	(15)	2
Net increase in cash and cash equivalents	1,123	187
Cash and cash equivalents, beginning of year	824	343
Cash and cash equivalents, end of quarter	$1,947	$530
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

	(In millions, except per share amounts)
Balance at January 3, 2020	$218	$20,694	$2,183	$(508)	$157	$22,744
Net income	—	—	217	—	(23)	194
Other comprehensive loss	—	—	—	(141)	—	(141)
Net gain from postretirement obligations and hedging derivatives reclassified to earnings	—	—	—	(2)	—	(2)
Shares issued under stock incentive plans	1	32	—	—	—	33
Shares issued under defined contribution plans		71	—	—	—	71
Share-based compensation expense		16	—	—	—	16
Repurchases and retirement of common stock	(3)	(631)	(66)	—	—	(700)
Cash dividends ($.85 per share)	—	—	(183)	—	—	(183)
Distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Balance at April 3, 2020	216	20,182	2,151	(651)	129	22,027
Net income	—	—	283	—	(5)	278
Other comprehensive loss	—	—	—	21	—	21
Net gain from postretirement obligations, hedging derivatives and foreign currency translation reclassified to earnings	—	—	—	6	—	6
Shares issued under stock incentive plans	—	4	—	—	—	4
Shares issued under defined contribution plans	—	51	—	—	—	51
Share-based compensation expense	—	24	—	—	—	24
Cash dividends ($.85 per share)	—	—	(184)	—	—	(184)
Other	—	(1)	—	—	—	(1)
Balance at July 3, 2020	$216	$20,260	$2,250	$(624)	$124	$22,226

Balance at December 28, 2018	$118	$1,681	$1,824	$(211)	$—	$3,412
Net income	—	—	243	—	—	243
Other comprehensive loss	—	—	—	(6)	—	(6)
Shares issued under stock incentive plans	—	7	—	—	—	7
Shares issued under defined contribution plans	—	23	—	—	—	23
Share-based compensation expense	—	14	—	—	—	14
Repurchases and retirement of common stock	—	(5)	—	—	—	(5)
Cash dividends ($.685 per share)	—	—	(81)	—	—	(81)
Balance at March 29, 2019	118	1,720	1,986	(217)	—	3,607
Net income	—	—	268	—	—	268
Other comprehensive loss	—	—	—	(490)	—	(490)
Shares issued under stock incentive plans	—	25	—	—	—	25
Shares issued under defined contribution plans	1	19	—	—	—	20
Share-based compensation expense	—	14	—	—	—	14
Cash dividends ($.685 per share)	—	—	(81)	—	—	(81)
Balance at June 28, 2019	$119	$1,778	$2,173	$(707)	$—	$3,363
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of L3Harris Technologies, Inc. and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “L3Harris,” “Company,” “we,” “our” and “us” refer to L3Harris Technologies, Inc. and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by L3Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and equity in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations and cash flows for the periods presented therein. The results for the quarter and two quarters ended July 3, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at January 3, 2020 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Transition Report on Form 10-KT for the fiscal transition period from June 29, 2019 to January 3, 2020 (our “Fiscal Transition Period Form 10-KT”), which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Fiscal Transition Period Form 10-KT.
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
Because of the L3Harris Merger, the quarter and two quarters ended July 3, 2020 reflect the results of the combined company, while the quarter and two quarters ended June 28, 2019 reflect the results of only Harris operating businesses.
We accounted for the L3Harris Merger under the acquisition method of accounting. Under the acquisition method of accounting, we were required to measure identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree at their fair values as of the Closing Date. The excess of the consideration transferred over those fair values was recorded as goodwill. See Note B — Business Combination in these Notes for additional information related to the L3Harris Merger.
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
On September 13, 2019, we completed the divestiture of the Harris Night Vision business to Elbit Systems of America, LLC, a subsidiary of Elbit Systems Ltd., for $350 million (net cash proceeds of $343 million after selling costs and purchase price adjustments). The Harris Night Vision business was not included in any of the operating segments in our new organizational structure and the operating results of the Harris Night Vision business through the date of the divestiture are discussed and presented as part of “Other non-reportable business segments” in this Report.
On May 4, 2020, we completed the divestiture of the Security & Detection Systems and MacDonald Humfrey Automation solutions business (“airport security and automation business”) to Leidos, Inc. for $1 billion (net cash proceeds of $951 million after selling costs and estimated purchase price adjustments), subject to final customary purchase price adjustments as set forth in the definitive sale agreement. The airport security and automation business provides solutions used by the aviation and transportation industries, regulatory and customs authorities, government and law enforcement agencies and commercial and other high-security facilities. The operating results of the airport security and automation business through the date of divestiture are reported as part of our Aviation Systems segment.
On May 15, 2020, we completed the divestiture of our Applied Kilovolts and Analytical Instrumentation business for net cash proceeds of $12 million, after selling costs and estimated purchase price adjustments, subject to final customary purchase price adjustments as set forth in the definitive sale agreement. The operating results of the Applied Kilovolts and Analytical Instrumentation business through the date of divestiture are reported as part of our Space and Airborne Systems segment.
On March 20, 2020, we entered into a definitive sale agreement to sell our EOTech business for $42 million, subject to customary adjustments and closing conditions as set forth in the definitive agreement. The EOTech business, which is reported as part of our Communications Systems segment, manufactures holographic sighting systems, magnified field optics and accessories for military, law enforcement and commercial markets around the world. The assets and liabilities of the EOTech business were classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) at July 3, 2020. We completed the divestiture of the EOTech business on July 31, 2020.
During the quarter ended July 3, 2020, we determined the criteria to be classified as held for sale were met with respect to another business within our Aviation Systems segment (“other AS disposal group”); consequently, the assets and liabilities of the other AS disposal group were classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) at July 3, 2020. The income before income taxes of the other AS disposal group were not material for the quarter and two quarters ended July 3, 2020. We expect to complete the divestiture of the other AS disposal group by the end of 2020.
See Note C — Business Divestitures and Assets Sales and Note X — Subsequent Events in these Notes for more information regarding the divestitures.
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
In connection with completion of the L3Harris Merger, we issued to L3 shareholders 104 million shares of L3Harris common stock, the trading price of which was $189.13 per share as of the Closing Date. In addition, we issued L3Harris share-based awards in replacement of certain outstanding L3 share-based awards held by employees.
We accounted for the L3Harris Merger under the acquisition method of accounting. Under the acquisition method of accounting, we were required to measure identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree at their fair values as of the Closing Date.
Our calculation of consideration transferred is summarized below:

(In millions, except exchange ratio and per share amounts)	June 29, 2019
Outstanding shares of L3 common stock as of June 28, 2019	79.63
L3 restricted stock unit awards settled in shares of L3Harris common stock	0.41
L3 performance unit awards settled in shares of L3Harris common stock	0.04
80.08
Exchange Ratio	1.30
Shares of L3Harris common stock issued for L3 outstanding common stock	104.10
Price per share of L3Harris common stock as of June 28, 2019	$189.13
Fair value of L3Harris common stock issued for L3 outstanding common stock	$19,689
Fair value of replacement RSUs attributable to merger consideration	10
Fair value of L3Harris stock options issued to replace L3 outstanding stock options	101
Withholding tax liability incurred for converted L3 share-based awards	45
Fair value of replacement award consideration	156
Fair value of total consideration	19,845
Less cash acquired	(1,195)
Total net consideration transferred	$18,650

Our preliminary fair value estimates and assumptions to measure the assets acquired, liabilities assumed and noncontrolling interests in L3 were subject to change as we obtained additional information during the measurement period. We completed our accounting for the L3Harris Merger during the quarter ended July 3, 2020. The following table summarizes the fair value amounts recognized as of the Closing Date for each major class of asset acquired or liability assumed and noncontrolling interests, as well as adjustments made during the measurement period:

	Preliminary Fair Value as of September 27, 2019	Measurement Period Adjustments	Adjusted Fair Value as of July 3, 2020

	(In millions)
Receivables	$849	$(20)	$829
Contract assets	1,708	(57)	1,651
Inventories	1,056	(73)	983
Other current assets	517	(16)	501
Property, plant and equipment	1,176	43	1,219
Operating lease right-of-use assets	704	108	812
Goodwill	15,423	(841)	14,582
Other intangible assets	6,768	1,690	8,458
Other non-current assets	327	(13)	314
Total assets acquired	$28,528	$821	$29,349

Accounts payable	$898	$(13)	$885
Contract liabilities	722	4	726
Other current liabilities	772	301	1,073
Operating lease liabilities	715	45	760
Defined benefit plans	1,411	—	1,411
Long-term debt, net	3,548	—	3,548
Other long-term liabilities	1,661	480	2,141
Total liabilities assumed	9,727	817	10,544
Net assets acquired	18,801	4	18,805
Noncontrolling interests	(151)	(4)	(155)
Total net consideration transferred	$18,650	$—	$18,650
Additionally, we acquired certain off-market customer contracts in connection with the L3Harris Merger, and we have recorded liabilities as well as separate identifiable intangible assets for the acquisition-date fair value of the off-market components of these customer contracts. In aggregate, the acquisition-date fair value of the off-market components is a net liability of $139 million. We measured the fair value of these components as the present value of the amount by which the terms of the contract with the customer deviate from the terms that a market participant could have achieved at the Closing Date. The off-market components of these contracts will be recognized as an increase to, or reduction of, revenue as we incur costs to satisfy the associated performance obligations. We recognized $17 million and $40 million of revenue in the quarter and two quarters ended July 3, 2020, respectively, for amortization of net off-market contract liabilities (including the cumulative effect of amortization that would have been recognized in the Fiscal Transition Period). We recognized $13 million for amortization of net off-market contract liabilities in the Fiscal Transition Period. Future estimated revenue from the amortization of net off-market contract liabilities (based on the estimated pattern of cash flows to be incurred to satisfy associated performance obligations) is as follows: $18 million in the remainder of 2020, $20 million in 2021, $15 million in 2022, $10 million in 2023 and $23 million thereafter.
The goodwill resulting from the L3Harris Merger is primarily associated with L3’s market presence and leading positions, growth opportunities in the markets in which L3 businesses operate, experienced work force and established operating infrastructures. Most of the goodwill related to the L3Harris Merger is nondeductible for tax purposes.
See Note K — Goodwill and Other Intangible Assets in these Notes for more information regarding the allocation of goodwill by business segment.

The following table provides further detail of the fair value and weighted-average amortization period of identified intangible assets acquired by major intangible asset class:

	Weighted Average Amortization Period	Total

	(In years)	(In millions)
Identifiable intangible assets acquired:
Customer relationships (Government)	14	$5,082
Customer relationships (Commercial)	15	860
Contract backlog	3	19
Trade names — divisions	9	123
Developed technologies	7	550
Total intangible assets subject to amortization	13	6,634
Trade names — Corporate	indefinite	1,803
In-process research and development	n/a	21
Total identifiable intangible assets		$8,458
L3Harris Merger-related charges were as follows:

	Quarter Ended		Two Quarters Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(In millions)
Pre-merger L3Harris integration costs	$—	$17	$—	$30
Transaction costs	—	19	—	22
Additional cost of sales related to the fair value step-up in inventory sold	16	—	31	—
Restructuring - workforce reduction	7	—	7	—
Integration costs recognized as incurred	37	—	68	—
	$60	$36	$106	$52
Because the L3Harris Merger benefited the entire Company as opposed to any individual business segment, the above costs were not allocated to any business segment. All of the above costs were recorded in the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited), except for the additional cost of sales related to the fair value step-up in inventory sold.
Pro Forma Results
The following summary, prepared on a pro forma basis, presents our unaudited consolidated results of operations for the quarter and two quarters ended June 28, 2019 as if the L3Harris Merger had been completed as of June 30, 2018, the first day of Harris’ fiscal 2019, after including any post-acquisition adjustments directly attributable to the acquisition, such as the sale of Harris’ Night Vision business, and after including the impact of pro forma adjustments such as amortization of intangible assets as well as the related income tax effects. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of our results of operations that actually would have been obtained had the combination of Harris and L3 been completed on the assumed date or for the period presented, or which may be realized in the future.

	Quarter Ended	Two Quarters Ended
	June 28, 2019	June 28, 2019
	(In millions)

Revenue from product sales and services — as reported	$1,865	$3,593
Revenue from product sales and services — pro forma	4,448	8,834
Income from continuing operations — as reported	269	512
Income from continuing operations — pro forma	417	817

Note C — Business Divestitures and Assets Sales
Airport security and automation business. On May 4, 2020, we completed the divestiture of our airport security and automation business to Leidos, Inc. for $1 billion (net cash proceeds of $951 million after selling costs and estimated purchase price adjustments), subject to final customary purchase price adjustments as set forth in the definitive sale agreement, and recognized a pre-tax loss of $26 million, which is included in the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited). The airport security and automation business provides solutions used by the aviation and transportation industries, regulatory and customs authorities, government and law enforcement agencies and commercial and other high-security facilities. The operating results of the airport security and automation business through the date of divestiture are reported as part of our Aviation Systems segment. The airport security and automation business had a net loss before income taxes of $3 million for the quarter ended July 3, 2020 and net income before income taxes of $9 million for the two quarters ended July 3, 2020.
Because the then-pending divestiture of the airport security and automation business would represent the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $531 million of goodwill to the airport security and automation business disposal group on a relative fair value basis. In connection with the preparation of our financial statements for the quarter ended April 3, 2020, we tested goodwill assigned to the disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met in late January 2020. However, indicators of potential impairment of goodwill related to the retained businesses of the reporting unit were present at April 3, 2020 and July 3, 2020 due to the downturn in the commercial aviation market that resulted from the novel COVID-19 strain of coronavirus (“COVID-19”) pandemic and its impact on global air traffic and customer demand. See Note K — Goodwill and Other Intangible Assets in these Notes for additional information regarding goodwill impairment.
Applied Kilovolts and Analytical Instrumentation business. On May 15, 2020, we completed the divestiture of our Applied Kilovolts and Analytical Instrumentation business for net cash proceeds of $12 million, after selling costs and estimated purchase price adjustments, subject to final customary purchase price adjustments as set forth in the definitive sale agreement. The operating results of the Applied Kilovolts and Analytical Instrumentation business through the date of divestiture are reported as part of our Space and Airborne Systems segment. Income before income taxes for the Applied Kilovolts and Analytical Instrumentation business was not material for the quarter or two quarters ended July 3, 2020.
In connection with the preparation of our financial statements for the quarter ended April 3, 2020, we tested goodwill assigned to the Applied Kilovolts and Analytical Instrumentation business disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that goodwill related to the disposal group was impaired. As a result, we recorded a non-cash impairment charge of $5 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the two quarters ended July 3, 2020.
EOTech business. On March 20, 2020, we entered into a definitive agreement to sell our EOTech business for $42 million, subject to customary purchase price adjustments and customary closing conditions as set forth in the definitive agreement. The EOTech business, which is reported as part of our Communication Systems segment, manufactures holographic sighting systems, magnified field optics and accessories for military, law enforcement and commercial markets around the world. The assets and liabilities of the EOTech business disposal group were classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) at July 3, 2020.
In connection with the preparation of our financial statements for the quarter ended April 3, 2020, we tested goodwill assigned to the EOTech business disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met. The carrying amounts of assets and liabilities of the EOTech business disposal group that were classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) at July 3, 2020 were $46 million and $7 million, respectively. We completed the sale of the EOTech business on July 31, 2020.
Other AS Disposal Group. During the quarter ended July 3, 2020, we determined the criteria to be classified as held for sale were met with respect to another business within our Aviation Systems segment – the other AS disposal group. The income before income taxes of the other AS disposal group were not material for the quarter and two quarters ended July 3, 2020.
Because the potential divestiture of the other AS disposal group would represent the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $14 million of goodwill to the other AS disposal group on a relative fair value basis during the quarter ended July 3, 2020, when the held for sale criteria were met. In connection with the preparation of our financial statements for the quarter ended July 3, 2020, we recognized a $28 million loss to reduce the assets of the other AS disposal group to fair value, which included a non-cash goodwill impairment charge of $14 million (based on the excess of the carrying value of the business over estimated net cash proceeds, after estimated purchase price adjustments) and a $14 million non-cash remeasurement loss to reduce the remaining assets to fair value. These charges are included in the “Impairment of goodwill and other assets” and “Engineering, selling and administrative expenses” line items in our Condensed

Consolidated Statement of Income (Unaudited) for the quarter ended July 3, 2020. The carrying amounts of assets and liabilities of the other AS disposal group that were classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) at July 3, 2020 were $42 million and $14 million, respectively. We expect to complete the sale of the other AS disposal group by the end of 2020.
Harris Night Vision. On September 13, 2019, we completed the sale of the Harris Night Vision business, a global supplier of high-performance, vision-enhancing products for U.S. and allied military and security forces and commercial customers, for $350 million (net cash proceeds of $343 million after selling costs and purchase price adjustments), subject to final customary purchase price adjustments pursuant to a definitive agreement we entered into on April 4, 2019 as part of the regulatory process in connection with the L3Harris Merger, and recognized a pre-tax gain of $229 million. During the quarter ended July 3, 2020, we finalized the purchase price adjustments and recognized a non-cash adjustment of $12 million related to working capital, which decreased the gain initially recognized.
Through fiscal 2019, the Harris Night Vision business was reported as part of our former Communication Systems segment. As a result of the then-pending divestiture, the Harris Night Vision business was not included in any of our new business segments and, consequently, the operating results of the business are included in “Other non-reportable business segments” for the quarter and two quarters ended June 28, 2019 in this Report. Income before income taxes for the Harris Night Vision business was $8 million and $14 million for the quarter and two quarters ended June 28, 2019, respectively.
For purposes of allocating goodwill to the disposal groups above, we determined the fair value of each disposal group based on the respective negotiated selling price (or estimated net cash proceeds, in the case of no negotiated selling price), and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 1: “Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Fiscal Transition Period Form 10-KT for additional information regarding the fair value hierarchy.
Note D — Stock Options and Other Share-Based Compensation
As of July 3, 2020, we had options or other share-based compensation outstanding under two Harris shareholder-approved stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (the “2015 EIP”), as well as under employee stock incentive plans of L3 assumed by L3Harris (collectively, “L3Harris SIPs”).
The compensation cost related to our share-based awards that was charged against income was $24 million and $40 million for the quarter and two quarters ended July 3, 2020, respectively, and $15 million and $29 million for the quarter and two quarters ended June 28, 2019, respectively. The aggregate number of shares of our common stock that we issued under the terms of L3Harris SIPs, net of shares withheld for tax purposes, was 47,990 and 498,173 for the quarter and two quarters ended July 3, 2020, respectively, and 372,195 and 519,371 for the quarter and two quarters ended June 28, 2019, respectively.
Awards granted to participants under L3Harris SIPs during the quarter ended July 3, 2020 consisted of 39,941 restricted stock units and no stock options or performance stock units. Awards granted to participants under L3Harris SIPs during the two quarters ended July 3, 2020 consisted of 246,307 restricted stock units, 583,200 stock options and 203,606 performance stock units. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model and the following assumptions: expected dividend yield of 1.55 percent; expected volatility of 22.74 percent; risk-free interest rates averaging 0.89 percent; and expected term of 5.04 years. The fair value as of the grant date of each restricted stock unit was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance stock unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to companies in our TSR peer group.
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
L3Harris Merger-Related Restructuring Costs
During the quarter and two quarters ended July 3, 2020, we recorded $7 million of restructuring charges in connection with the L3Harris Merger. At July 3, 2020, we had liabilities of $30 million associated with these and previous L3Harris Merger-related restructuring actions, of which substantially all will be paid in the next twelve months.

COVID-19-Related Restructuring Costs
During the quarter and two quarters ended July 3, 2020, we recorded $11 million and $14 million, respectively, of restructuring charges, including workforce reductions and other exit costs within our Aviation Systems segment associated with the COVID-19-related downturn in our Commercial Aviation Solutions sector and its impact on global air traffic and customer operations. During the quarter and two quarters ended July 3, 2020, we also recorded $1 million of restructuring charges for workforce reductions in our Communication Systems segment associated with the COVID-19 impact to local and state government customers of our Public Safety sector. At July 3, 2020, we had liabilities of $12 million associated with COVID-19-related restructuring actions, of which substantially all will be paid in the next twelve months.
Other Restructuring and Exit Costs
Prior to the L3Harris Merger, we had liabilities for lease obligations associated with exited facilities with remaining terms of three years or less, of which $6 million remained outstanding at July 3, 2020.
Our liabilities for restructuring and other exit costs are included in the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Changes to our liabilities for restructuring and other exit costs during the two quarters ended July 3, 2020 were as follows:

	Employee severance-related costs	Facilities consolidation and other exit costs	Total

	(In millions)
Balance at January 3, 2020	$58	$7	$65
Additional provisions	22	—	22
Payments	(38)	(1)	(39)
Total changes	(16)	(1)	(17)
Balance at July 3, 2020	$42	$6	$48

Note F — Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI are summarized below:

	Foreign currency translation	Net unrealized losses on hedging derivatives	Unrecognized postretirement obligations	Total AOCI

	(In millions)
Balance at January 3, 2020	$(81)	$(55)	$(372)	$(508)
Other comprehensive loss, before income taxes	(60)	(80)	—	(140)
Income taxes	—	20	—	20
Other comprehensive loss	(60)	(60)	—	(120)
Amounts reclassified to earnings from AOCI, before income taxes	7	7	(10)	4
Income taxes	—	(2)	2	—
Amounts reclassified to earnings from AOCI	7	5	(8)	4
Balance at July 3, 2020	$(134)	$(110)	$(380)	$(624)

Balance at December 28, 2018	$(107)	$(19)	$(85)	$(211)
Other comprehensive income (loss), before income taxes	1	(26)	(636)	(661)
Income taxes	—	7	158	165
Other comprehensive income (loss)	1	(19)	(478)	(496)
Balance at June 28, 2019	$(106)	$(38)	$(563)	$(707)

Note G — Receivables
Receivables are summarized below:

	July 3, 2020	January 3, 2020

	(In millions)
Accounts receivable	$1,173	$1,228
Less allowance for credit losses	(25)	(12)
	$1,148	$1,216
In the two quarters ended July 3, 2020, we recorded charges of $10 million to our provision for doubtful accounts at our Aviation Systems segment to reflect an increase in expected credit losses associated with the COVID-19-related downturn in our Commercial Aviation Solutions sector and its impact on global air traffic and customer operations.
We have a receivables sale agreement (“RSA”) with a third-party financial institution that permits us to sell, on a non-recourse basis, up to $100 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. Outstanding accounts receivable sold pursuant to the RSA were not material at July 3, 2020 or January 3, 2020.

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
Contract assets and liabilities in the two quarters ended July 3, 2020 were impacted by reclassifications to assets and liabilities of disposal groups held for sale, a decrease in the receipt of advance payments, the timing of contractual billing milestones and the impairment loss described below. See Note C — Business Divestitures and Assets Sales in these Notes for additional information regarding assets and liabilities held for sale.
Contract assets and contract liabilities are summarized below:

	July 3, 2020	January 3, 2020

	(In millions)
Contract assets	$2,281	$2,459
Contract liabilities, current	(1,106)	(1,214)
Contract liabilities, non-current(1)	(76)	(87)
Net contract assets	$1,099	$1,158
_______________
(1)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet (Unaudited).
The components of contract assets are summarized below:

	July 3, 2020	January 3, 2020

	(In millions)
Unbilled contract receivables, gross	$3,890	$3,690
Progress payments and advances	(1,609)	(1,231)
	$2,281	$2,459
Impairment losses related to our contract assets were not material for the quarter ended July 3, 2020 or the quarter or two quarters ended June 28, 2019. In the two quarters ended July 3, 2020, we recorded impairment losses of $13 million at our Aviation Systems segment to reflect an increase in expected credit losses associated with the COVID-19-related downturn in our Commercial Aviation Solutions sector and its impact on global air traffic and customer operations. For the quarter and two quarters ended July 3, 2020, we recognized as revenue $265 million and $749 million of contract liabilities, respectively, that were outstanding at January 3, 2020. For the quarter and two quarters ended June 28, 2019, we recognized as revenue $28 million and $80 million of contract liabilities, respectively, that were outstanding at June 29, 2018.
Note I — Inventories
Inventories are summarized below:

	July 3, 2020	January 3, 2020

	(In millions)
Finished products	$177	$216
Work in process	199	386
Raw materials and supplies	483	617
	$859	$1,219

Note J — Property, Plant and Equipment
Property, plant and equipment are summarized below:

	July 3, 2020	January 3, 2020

	(In millions)
Land	$90	$90
Software capitalized for internal use	357	287
Buildings	1,041	1,073
Machinery and equipment	2,166	2,194
	3,654	3,644
Less accumulated depreciation and amortization	(1,639)	(1,527)
	$2,015	$2,117
Depreciation and amortization expense related to property, plant and equipment was $78 million and $154 million for the quarter and two quarters ended July 3, 2020, respectively, and $36 million and $70 million for the quarter and two quarters ended June 28, 2019, respectively.
Note K — Goodwill and Other Intangible Assets
Goodwill
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
The assignment of goodwill by business segment, and changes in the carrying amount of goodwill, by business segment, for the two quarters ended July 3, 2020, were as follows:

	Integrated Mission Systems	Space and Airborne Systems	Communication Systems	Aviation Systems	Total

	(In millions)
Balance at January 3, 2020	$5,768	$5,131	$4,243	$4,859	$20,001
Goodwill decrease from divestitures(1)	—	(2)	—	(531)	(533)
Decrease from reclassification to assets of disposal group held for sale(2)	—	—	(9)	—	(9)
Impairment of goodwill	—	(5)	—	(364)	(369)
Currency translation adjustments	3	(7)	(2)	(5)	(11)
Other (including adjustments to previously estimated fair value of assets acquired and liabilities assumed)(3)	740	124	(81)	(847)	(64)
Balance at July 3, 2020	$6,511	$5,241	$4,151	$3,112	$19,015
_______________
(1)During the quarter ended July 3, 2020, we completed the divestitures of our airport security and automation business and our Applied Kilovolts and Analytical Instrumentation business and derecognized $533 million of goodwill as the part of determining the gain or loss on the sale of these businesses. See Note C — Business Divestitures and Assets Sales in these Notes for additional information.
(2)In connection with the then-pending divestiture of our EOTech business, we assigned $9 million of goodwill to “Assets of disposal groups held for sale” in our Condensed Consolidated Balance Sheet (Unaudited) as of July 3, 2020. See Note C — Business Divestitures and Assets Sales in these Notes for additional information.
(3)See Note B — Business Combination in these Notes for additional information regarding adjustments to previously estimated fair values of assets acquired and liabilities assumed.
Commercial Aviation Solutions Impairment
Quarter Ended April 3, 2020: Indications of potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit (which is part of our Aviation Systems segment) were present at April 3, 2020 due to COVID-19 and its impact on global air traffic and customer operations, which resulted in a decrease in the fiscal 2020 outlook for the reporting unit. Consequently, in connection with the preparation of our financial statements for the quarter ended April 3, 2020, we performed a quantitative impairment test on an interim basis. To test for potential impairment of goodwill related to our

Commercial Aviation Solutions reporting unit, we prepared an estimate of the fair value of the reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. As a result of this impairment test, we concluded that goodwill related to our Commercial Aviation Solutions reporting unit was impaired as of April 3, 2020 and we recorded a non-cash impairment charge of $296 million (including $28 million attributable to noncontrolling interests) in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended April 3, 2020. The goodwill impairment charge is primarily not deductible for tax purposes.
Quarter Ended July 3, 2020: Indications of potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit (which is part of our Aviation Systems segment) were present at July 3, 2020. Although our cash flow projections for the Commercial Aviation Solutions reporting unit did not change significantly compared with the projected cash flows used in our analysis as of April 3, 2020, we determined it was more-likely-than-not that the fair value of our Commercial Aviation Solutions reporting unit was less than its carrying amount as of July 3, 2020 due the amount by which the fair value of the Commercial Aviation Solutions reporting unit exceeded its carrying amount as of April 3, 2020 and heightened uncertainty regarding the timing of expected recovery for the overall commercial aviation market. Consequently, in connection with the preparation of our financial statements for the quarter ended July 3, 2020, we performed a quantitative test on an interim basis. To test for potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit, we prepared an estimate of the fair value of the reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. As a result of this impairment test, we concluded that goodwill related to our Commercial Aviation Solutions reporting unit was impaired as of July 3, 2020, primarily due to a significant increase in the weighted-average cost of capital (“WACC”) rate used to discount the projected cash flows of our Commercial Aviation Solutions reporting unit to their present values, and we recorded a non-cash impairment charge of $54 million (including $8 million attributable to noncontrolling interests) in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended July 3, 2020. The goodwill impairment charge is primarily not deductible for tax purposes.
Other AS Disposal Group Impairment
During the quarter ended July 3, 2020, we determined the criteria to be classified as held for sale were met with respect to the other AS disposal group within our Aviation Systems segment. We assigned $14 million of goodwill to the other AS disposal group on a relative fair value basis during the quarter ended July 3, 2020, when the held for sale criteria were met. In connection with the preparation of our financial statements for the quarter ended July 3, 2020, we concluded that goodwill related to the other AS disposal group was impaired and recorded a non-cash impairment charge of $14 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended July 3, 2020.
Identifiable Intangible Assets
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
In conjunction with, and in advance of, the interim tests of goodwill related to our Commercial Aviation Solutions reporting unit, we also performed recoverability tests of the long-lived assets of our Commercial Aviation Solutions reporting unit, including identifiable intangible assets and property, plant and equipment. To test these long-lived assets for recoverability, we compared the estimated future cash flows (on an undiscounted basis) to be generated from the use and hypothetical eventual disposition of the asset group to its carrying value and concluded that the long-lived assets of our Commercial Aviation Solutions reporting unit were not impaired as of April 3, 2020 or July 3, 2020.

Intangible assets are summarized below:

	July 3, 2020			January 3, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Customer relationships	$6,911	$950	$5,961	$6,518	$653	$5,865
Developed technologies	667	222	445	768	183	585
Contract backlog	19	13	6	—	—	—
Trade names — divisions	138	40	98	165	35	130
Other	4	2	2	10	4	6
Total intangible assets subject to amortization	7,739	1,227	6,512	7,461	875	6,586
In-process research and development	21	—	21	69	—	69
L3 trade name	1,803	—	1,803	1,803	—	1,803
Total intangibles assets	$9,563	$1,227	$8,336	$9,333	$875	$8,458
(1)During the quarter ended July 3, 2020, we completed the divestitures of the airport security and automation business and Applied Kilovolts and Analytical Instrumentation business and derecognized $286 million of intangibles as part of the gain or loss on the sale of these businesses. Additionally, in connection with two pending divestitures, we reclassified $15 million of intangibles to “Assets of disposal groups held for sale” in our Condensed Consolidated Balance Sheet (Unaudited) as of July 3, 2020. See Note C — Business Divestitures and Assets Sales in these Notes for additional information regarding divestitures.
For the quarter and two quarters ended July 3, 2020, amortization expense related to intangible assets was $209 million and $367 million, respectively, and primarily related to the L3Harris Merger. For the quarter and two quarters ended June 28, 2019, amortization expense related to intangible assets was $27 million and $56 million, respectively, and primarily related to our acquisition of Exelis Inc. in the fourth quarter of fiscal 2015.
Future estimated amortization expense for amortizable intangible assets is as follows:

(In millions)
Year 1	$441
Year 2	684
Year 3	679
Year 4	657
Year 5	611
Thereafter	3,440
Total	$6,512
Note L — Accrued Warranties
Our liability for standard product warranties is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Changes in our liability for standard product warranties during the two quarters ended July 3, 2020 were as follows:

(In millions)
Balance at January 3, 2020	$112
Adjustments to previously estimated fair value of warranty liabilities assumed	19
Decrease from reclassification to liabilities of disposal group held for sale	(8)
Accruals for product warranties issued during the period	27
Settlements made during the period	(31)
Other, including foreign currency translation adjustments	1
Balance at July 3, 2020	$120

Note M — Debt
Long-term debt is summarized below:

	July 3, 2020	January 3, 2020

	(In millions)
Variable-rate debt:
Floating rate notes, due April 30, 2020	$—	$250
Floating rate notes, due March 10, 2023	250	—
Total variable-rate debt	250	250
Fixed-rate debt:
4.95% notes, due February 15, 2021	650	650
3.85% notes, due June 15, 2023	800	800
3.95% notes, due May 28, 2024	350	350
3.832% notes, due April 27, 2025	600	600
7.00% debentures, due January 15, 2026	100	100
3.85% notes, due December 15, 2026	550	550
6.35% debentures, due February 1, 2028	26	26
4.40% notes, due June 15, 2028	1,850	1,850
2.90% notes, due December 15, 2029	400	400
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
Other	55	49
Total fixed-rate debt	6,581	6,575
Total debt	6,831	6,825
Plus: unamortized bond premium	136	154
Less: unamortized discounts and issuance costs	(28)	(28)
Total debt, net	6,939	6,951
Less: current portion of long-term debt, net	(666)	(257)
Total long-term debt, net	$6,273	$6,694
For additional information on our long-term debt, see Note 14: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal Transition Period Form 10-KT.
Long-Term Debt Repaid in the Quarter Ended July 3, 2020
During the quarter ended July 3, 2020, we repaid at maturity the entire outstanding $250 million aggregate principal amount of our Floating Rate Notes due April 30, 2020.
Long-Term Debt Issued in the Quarter Ended April 3, 2020
During the quarter ended April 3, 2020, we completed the issuance and sale of $250 million in aggregate principal amount of Floating Rate Notes due March 10, 2023 (the “Floating Rate Notes 2023”). The Floating Rate Notes 2023 bear interest at a floating rate, reset quarterly, equal to three-month LIBOR rate plus 0.75% per year. Interest on the Floating Rate Notes 2023 is payable quarterly in arrears on March 10, June 10, September 10 and December 10 of each year, commencing on June 10, 2020. The Floating Rate Notes 2023 are unsecured and unsubordinated and rank equally in right of payment with all other unsecured and unsubordinated indebtedness. The Floating Rate Notes 2023 are not redeemable at our option prior to maturity. Debt issuance costs related to the issuance of the Floating Rate Notes 2023 were not material. We used the net proceeds from the sale of the Floating Rate Notes 2023 to repay at maturity the aggregate principal amount of our Floating Rate Notes due April 30, 2020 as described above under “Long-Term Debt Repaid in the Quarter Ended July 3, 2020”.
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
The Exchange Notes were offered to satisfy L3Harris’ obligations under the registration rights agreement entered into as part of the issuance of the Original Notes, which occurred in exchange for the L3 Notes as described above.
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
The Exchange Offers expired at 5:00 p.m., New York City time, on May 1, 2020. On May 5, 2020, we settled the Exchange Offers and issued Exchange Notes for validly tendered Original Notes for over 99.9% of the 4.95% 2021 Notes, 3.85% 2023 Notes, 3.95% 2024 Notes, and 3.85% 2026 Notes and approximately 98.9% of the 4.40% 2028 Notes.

Note N — Postretirement Benefit Plans
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended July 3, 2020		Two Quarters Ended July 3, 2020
	Pension	Other Benefits	Pension	Other Benefits

	(In millions)
Net periodic benefit income
Service cost	$16	$1	$32	$1
Interest cost	68	2	137	4
Expected return on plan assets	(157)	(5)	(315)	(10)
Amortization of net actuarial loss (gain)	3	(1)	5	(1)
Amortization of prior service credit	(7)	—	(14)	—
Contractual termination benefits(1)	—	—	1	—
Net periodic benefit income	$(77)	$(3)	$(154)	$(6)
_______________
(1)Contractual termination benefits related to facility rationalization as part of restructuring activities in connection with the L3Harris Merger integration. See Note E — Restructuring and Other Exit Costs in these Notes for additional information regarding restructuring activities.

	Quarter Ended June 28, 2019		Two Quarters Ended June 28, 2019
	Pension	Other Benefits	Pension	Other Benefits

	(In millions)
Net periodic benefit income
Service cost	$9	$(1)	$18	$—
Interest cost	52	2	104	4
Expected return on plan assets	(96)	(4)	(191)	(8)
Amortization of net actuarial gain	—	(1)	—	(3)
Effect of curtailments or settlements	1	—	1	—
Net periodic benefit income	$(34)	$(4)	$(68)	$(7)

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
We made a $302 million voluntary contribution to our U.S. qualified defined benefit pension plans during the quarter ended September 27, 2019. As a result of this voluntary contribution, as well as $700 million of voluntary contributions made in fiscal 2018 and 2017, we made no contributions to our U.S. qualified defined benefit pension plans during the quarter and two quarters ended July 3, 2020 and the quarter and two quarters ended April 3, 2020. We are also not required to make any contributions to our U.S. qualified defined benefit pension plans during the remainder of fiscal 2020.

Note O — Income From Continuing Operations Per Share
The computations of income from continuing operations per common share attributable to L3Harris common shareholders are as follows:

	Quarter Ended		Two Quarters Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019

	(In millions, except per share amounts)
Income from continuing operations	$283	$269	$501	$512
Adjustments for participating securities outstanding	—	(1)	—	(2)
Income from continuing operations used in per basic and diluted common share calculations (A)	$283	$268	$501	$510

Basic weighted average common shares outstanding (B)	215.9	118.3	216.7	118.1
Impact of dilutive share-based awards	1.9	2.8	2.0	2.6
Diluted weighted average common shares outstanding (C)	217.8	121.1	218.7	120.7
Income from continuing operations per basic common share (A)/(B)	$1.31	$2.26	$2.31	$4.32
Income from continuing operations per diluted common share (A)/(C)	$1.30	$2.21	$2.29	$4.23
Potential dilutive common shares primarily consist of employee stock options, restricted stock units and performance stock units. Income from continuing operations per diluted common share excludes the anti-dilutive impact of 1,526,155 and 1,244,779 weighted average share-based awards outstanding for the quarter and two quarters ended July 3, 2020, respectively, and 262,174 and 264,079 weighted average share-based awards outstanding for the quarter and two quarters ended June 28, 2019, respectively.
Note P — Non-Operating Income
The components of non-operating income were as follows:

	Quarter Ended		Two Quarters Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(In millions)
Pension adjustment(1)	$98	$46	$195	$93
Other	7	2	5	1
	$105	$48	$200	$94
_______________
(1)Pension adjustment recorded in the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited) represents the non-service component of net periodic pension and postretirement benefit costs, which includes interest cost, expected return on plan assets, amortization of net actuarial gain and effect of curtailments or settlements.
Note Q — Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 17.3 percent in the quarter ended July 3, 2020 compared with 10.9 percent in the quarter ended June 28, 2019. In the quarter ended July 3, 2020, our effective tax rate benefited from the favorable impact of research and development (“R&D”) credits and the favorable impact of a net reduction of $12 million in our uncertain tax position balance, partially offset by the unfavorable impact of non-deductible goodwill impairment charges. In the quarter ended June 28, 2019, our effective tax rate benefited from the favorable impact of excess tax benefits related to equity-based compensation.
Our effective tax rate was 15.1 percent in the two quarters ended July 3, 2020 compared with 12.5 percent in the two quarters ended June 28, 2019. In addition to the items noted above for the quarter ended July 3, 2020, our effective tax rate for the two quarters ended July 3, 2020 was impacted by the favorable impact of excess tax benefits related to equity-based compensation. In addition to the items noted above for the quarter ended June 28, 2019, our effective tax rate for the two quarters ended June 28, 2019 benefited from favorable adjustments recorded upon the filing of our Federal tax returns.

Note R — Fair Value Measurements
Fair value is defined as the price that would be received for an asset or the price that would be paid to transfer a liability in the principal market or most advantageous market in an orderly transaction between market participants at the measurement date. Entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value, and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than quoted prices included within Level 1, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and inputs other than quoted prices that are observable or are derived principally from, or corroborated by, observable market data by correlation or other means.
•Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities, and reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed using the best information available in the circumstances.
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

The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at July 3, 2020 and January 3, 2020:

	July 3, 2020			January 3, 2020
	Total	Level 1	Level 2	Total	Level 1	Level 2

	(In millions)
Assets
Deferred compensation plan assets:(1)
Equity and fixed-income securities	$57	$57	$—	$58	$58	$—
Investments measured at NAV:
Corporate-owned life insurance	29			29
Total fair value of deferred compensation plan assets	$86	$57	$—	$87	$58	$—
Derivatives (foreign currency forward contracts)	15	—	15	10	—	10
Total assets measured at fair value	$101	$57	$15	$97	$58	$10

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$2	$2	$—	$2	$2	$—
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	75			69
Total fair value of deferred compensation plan liabilities	$77	$2	$—	$71	$2	$—
Derivatives (foreign currency forward contracts)	15	—	15	8	—	8
Derivatives (treasury lock contracts)	130	—	130	56	—	56
Total liabilities measured at fair value	$222	$2	$145	$135	$2	$64
_______________
(1)Represents diversified assets held in a “rabbi trust” associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Condensed Consolidated Balance Sheet (Unaudited) and which are measured at fair value.
(2)Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Under these plans, participants designate investment options (including stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.
The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	July 3, 2020		January 3, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In millions)
Long-term debt (including current portion)(1)	$6,939	$7,907	$6,951	$7,536
_______________
(1)Fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

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
As of July 3, 2020, we had no outstanding foreign currency forward contracts to hedge balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the quarter or two quarters ended July 3, 2020 or in the quarter or two quarters ended June 28, 2019. In addition, no amounts were recognized in earnings in the quarter or two quarters ended July 3, 2020 or in the quarter or two quarters ended June 28, 2019 related to hedged firm commitments that no longer qualify as fair value hedges.
Exchange-Rate Risk — Cash Flow Hedges
To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are used to hedge currency exposures from cash flows anticipated across our business segments. We also hedge U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income (loss). Gains and losses in AOCI are reclassified to earnings when the related hedged item is recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Condensed Consolidated Statement of Cash Flows (Unaudited) as the cash flows of the related hedged items. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. At July 3, 2020, we had open foreign currency forward contracts with an aggregate notional amount of $572 million denominated in Canadian Dollars, British Pounds, Euros and New Zealand Dollars to hedge certain forecasted transactions.
At July 3, 2020, our foreign currency forward contracts had maturities through 2025.
The table below presents the fair values of our derivatives designated as foreign currency hedging instruments in our Condensed Consolidated Balance Sheet (Unaudited) at July 3, 2020 and January 3, 2020:

	July 3, 2020	January 3, 2020

	(In millions)
Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)
Other current assets	$11	$8
Other non-current assets	4	2
Other accrued items	13	6
Other long-term liabilities	2	2
_______________
(1)See Note R — Fair Value Measurements in these Notes for a description of the fair value hierarchy related to our foreign currency forward contracts.
During the quarter and two quarters ended July 3, 2020, we recognized a $10 million net unrealized gain and a $6 million net unrealized loss, respectively, before income taxes in other comprehensive loss from foreign currency derivatives designated as cash flow hedges. During the quarter and two quarters ended June 28, 2019, the net unrealized gain or loss recognized in other comprehensive income (loss) from foreign currency derivatives designated as cash flow hedges was not material.

During the quarter and two quarters ended July 3, 2020 and the quarter and two quarters ended June 28, 2019, the net gain or loss reclassified from AOCI into earnings from foreign currency derivatives designated as cash flow hedges was not material. Gains and losses from foreign currency derivatives designated as cash flow hedges are included in the line item in our Condensed Consolidated Statement of Income (Unaudited) associated with the hedged transaction, with the exception of any losses resulting from discontinued cash flow hedges, which are included in “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited).
At July 3, 2020, the estimated amount of existing losses to be reclassified into earnings within the next twelve months was $2 million before income taxes.
Interest-Rate Risk — Cash Flow Hedges
At July 3, 2020, we had two treasury lock agreements (“treasury locks”) with third-party financial institution counterparties with a combined notional amount of $650 million. These treasury locks were initiated in January 2019 (and assumed by us in connection with the L3Harris Merger) to hedge against fluctuations in interest payments due to changes in the benchmark interest rate (10-year U.S. Treasury rate) associated with the anticipated issuance of long-term fixed-rate notes (“New Notes”) to redeem or repay at maturity the entire $650 million outstanding principal amount of our 4.95% Notes due February 15, 2021 (“4.95% 2021 Notes”).
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
At July 3, 2020, the combined fair value of these treasury locks was a liability of $130 million, which is included in the “Other expenses and accruals” line item in our Condensed Consolidated Balance Sheet (Unaudited). The unrealized after-tax loss associated with these treasury locks included in the “Accumulated other comprehensive loss” line item in our Condensed Consolidated Balance Sheet (Unaudited) was $71 million and $16 million at July 3, 2020 and January 3, 2020, respectively.
Net gains or losses from cash flow hedges recognized in earnings were not material in the quarter or two quarters ended July 3, 2020 or in the quarter or two quarters ended June 28, 2019.
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

Net EAC adjustments had the following impact to earnings for the periods presented:

	Quarter Ended		Two Quarters Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019
	(In millions, except per share amounts)
Net EAC adjustments, before income taxes	$98	$12	$201	$18
Net EAC adjustments, net of income taxes	$73	$9	$151	$13
Net EAC adjustments, net of income taxes, per diluted share	$0.34	$0.07	$0.69	$0.10

Revenue recognized from performance obligations satisfied in prior periods was $102 million and $238 million for the quarter and two quarters ended July 3, 2020, respectively, and $25 million and $43 million for the quarter and two quarters ended June 28, 2019, respectively.
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
At July 3, 2020, our ending backlog was $19.8 billion. We expect to recognize approximately two-thirds of the revenue associated with this backlog within the next twelve months and approximately three-fourths of the revenue associated with this backlog within the next three years. At January 3, 2020, our ending backlog was $20.6 billion, including $380 million of backlog associated with the airport security and automation business, which was divested during the quarter ended July 3, 2020.
Note V — Business Segment Information
We adjusted our segment reporting due to the L3Harris Merger to reflect our new organizational structure that was effective June 29, 2019 and announced July 1, 2019. We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our operations in the following four operating segments, which are also our reportable segments and are referred to as our business segments:
•Integrated Mission Systems, including multi-mission ISR and communication systems; integrated electrical and electronic systems for maritime platforms; and advanced electro-optical and infrared solutions;
•Space and Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber defense; avionics; and electronic warfare;
•Communication Systems, including tactical communications; broadband communications; integrated vision solutions; and public safety; and
•Aviation Systems, including defense aviation products; commercial aviation products; commercial and military pilot training; and mission networks for air traffic management.
The historical results, discussion and presentation of our business segments as set forth in this Report reflect the impact of these adjustments for all periods presented. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these adjustments. As noted in Note C — Business Divestitures and Assets Sales and elsewhere in these Notes, during the quarter ended July 3, 2020, we completed the divestiture of our airport security and automation business, the operating results of which through the date of divestiture are reported as part of our Aviation Systems segment, and the divestiture of our Applied Kilovolts and Analytical Instrumentation business, the operating results of which through the date of divestiture are reported as part of our Space and Airborne Systems segment.
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
Segment revenue, segment operating income (loss) and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Quarter Ended		Two Quarters Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019

	(In millions)
Revenue
Integrated Mission Systems	$1,331	$11	$2,701	$25
Space and Airborne Systems	1,249	1,019	2,441	1,975
Communication Systems	1,112	609	2,206	1,189
Aviation Systems	800	186	1,811	330
Other non-reportable business segments(1)	—	44	—	79
Corporate eliminations	(47)	(4)	(88)	(5)
	$4,445	$1,865	$9,071	$3,593
Income From Continuing Operations Before Income Taxes
Segment Operating Income (Loss):
Integrated Mission Systems	$224	$3	$425	$6
Space and Airborne Systems	235	195	456	369
Communication Systems	265	176	515	343
Aviation Systems	31	19	(146)	36
Other non-reportable business segments(1)	—	8	—	14
Unallocated corporate expenses(2)	(116)	(1)	(149)	(1)
L3Harris Merger-related transaction and integration expenses	(37)	(36)	(68)	(52)
Amortization of acquisition-related intangibles(3)	(208)	(25)	(353)	(50)
Pension adjustment	(98)	(46)	(195)	(93)
Non-operating income	105	48	200	94
Net interest expense	(65)	(39)	(128)	(81)
Total	$336	$302	$557	$585

_______________
(1)Includes the operating results of the Harris Night Vision business prior to the divestiture on September 13, 2019. See Note C — Business Divestitures and Assets Sales in these Notes for more information.
(2)Unallocated corporate expenses for the quarter and two quarters ended July 3, 2020 includes: (i) $16 million and $31 million, respectively, of additional cost of sales related to the fair value step-up in inventory sold (see Note B — Business Combination in these Notes for more information); (ii) $58 million and $61 million, respectively, of divestiture-related expenses, including a $26 million loss on sale of business, a $14 million non-cash remeasurement loss on a potential divestiture, a $12 million non-cash adjustment to the gain on sale of business and other items; (iii) a $14 million non-cash goodwill impairment charge related to a potential divestiture; and (iv) $7 million of L3Harris integration-related restructuring charges. Unallocated corporate expenses for the two quarters ended July 3, 2020 also includes a $5 million non-cash goodwill impairment charge related to the divestiture of the Applied Kilovolts and Analytical Instrumentation business.
(3)Includes $183 million and $303 million of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger for the quarter and two quarters ended July 3, 2020, respectively. Also includes $25 million and $50 million of amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis Inc. for the quarters and two quarters ended June 28, 2019, respectively. Because the L3Harris Merger and the acquisition of Exelis Inc. benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired was not allocated to any segment.

Disaggregation of Revenue
All four segments disaggregate revenue by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Integrated Mission Systems: Integrated Mission Systems revenue is primarily derived from U.S. Government development and production contracts and is generally recognized over time using the POC cost-to-cost revenue recognition method.

	Quarter Ended		Two Quarters Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019

	(In millions)
Revenue By Customer Relationship
Prime contractor	$858	$4	$1,807	$12
Subcontractor	473	7	894	13
	$1,331	$11	$2,701	$25
Revenue By Contract Type
Fixed-price(1)	$998	$11	$2,023	$25
Cost-reimbursable	333	—	678	—
	$1,331	$11	$2,701	$25
Revenue By Geographical Region
United States	$1,038	$6	$2,143	$15
International	293	5	558	10
	$1,331	$11	$2,701	$25
_______________
(1) Includes revenue derived from time-and-materials contracts.
Space and Airborne Systems: Space and Airborne Systems revenue is primarily derived from U.S. Government development and production contracts and is generally recognized over time using the POC cost-to-cost revenue recognition method.

	Quarter Ended		Two Quarters Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019

	(In millions)
Revenue By Customer Relationship
Prime contractor	$674	$590	$1,332	$1,162
Subcontractor	575	429	1,109	813
	$1,249	$1,019	$2,441	$1,975
Revenue By Contract Type
Fixed-price(1)	$702	$601	$1,372	$1,132
Cost-reimbursable	547	418	1,069	843
	$1,249	$1,019	$2,441	$1,975
Revenue By Geographical Region
United States	$1,054	$886	$2,057	$1,732
International	195	133	384	243
	$1,249	$1,019	$2,441	$1,975
_______________
(1) Includes revenue derived from time-and-materials contracts.

Communication Systems: Communication Systems revenue is primarily derived from fixed-price contracts and is generally recognized at the point in time when products are received and accepted by the customer for standard products offered to multiple customers and over time for customer-specific products, systems, and services.

	Quarter Ended		Two Quarters Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019

	(In millions)
Revenue By Customer Relationship(1)
Prime contractor	$749		$1,489
Subcontractor	363		717
	$1,112		$2,206
Revenue By Contract Type(1)
Fixed-price(2)	$951		$1,869
Cost-reimbursable	161		337
	$1,112		$2,206
Revenue by Geographical Region
United States	$844	$355	$1,678	$702
International	268	254	528	487
	$1,112	$609	$2,206	$1,189
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
Aviation Systems: Aviation Systems revenue is primarily derived from fixed-price contracts and is generally recognized at the point in time when products are received and accepted by the customer for standard products offered to multiple customers and over time for customer-specific products, systems, and services.

	Quarter Ended		Two Quarters Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019

	(In millions)
Revenue By Customer Relationship
Prime contractor	$514	$180	$1,178	$320
Subcontractor	286	6	633	10
	$800	$186	$1,811	$330
Revenue By Contract Type
Fixed-price(1)	$627	$164	$1,468	$286
Cost-reimbursable	173	22	343	44
	$800	$186	$1,811	$330
Revenue By Geographical Region
United States	$696	$178	$1,445	$321
International	104	8	366	9
	$800	$186	$1,811	$330
______________
(1) Includes revenue derived from time-and-materials contracts.

Total assets by business segment are summarized below:

	July 3, 2020	January 3, 2020

	(In millions)
Total Assets
Integrated Mission Systems	$8,675	$7,896
Space and Airborne Systems	6,899	6,829
Communication Systems	5,719	5,930
Aviation Systems	5,269	7,569
Corporate(1)	11,290	10,112
	$37,852	$38,336
_______________
(1)Identifiable intangible assets acquired in connection with the L3Harris Merger in the quarter ended September 27, 2019 and our acquisition of Exelis Inc. in fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Identifiable intangible asset balances recorded as Corporate assets were approximately $8.3 billion and $8.5 billion at July 3, 2020 and January 3, 2020, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, as well as any assets and liabilities from discontinued operations and divestitures. See Note C — Business Divestitures and Assets Sales in these Notes for additional information.
Note W — Legal Proceedings and Contingencies
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At July 3, 2020, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at July 3, 2020 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice (the “DOJ”), Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis Inc., of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis Inc., of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at July 3, 2020 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations or cash flows.

Note X — Subsequent Events

EOTech business divestiture
On July 31, 2020, we completed the divestiture of our EOTech business for net cash proceeds of approximately $42 million, before estimated transaction expenses and estimated adjustments in respect of net cash and working capital, and subject to post-closing finalization of those adjustments as set forth in the definitive sale agreement. We expect to use the net cash proceeds from the sale for general corporate purposes and potential repurchases of shares of our common stock.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of L3Harris Technologies, Inc.
Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. (the Company) as of July 3, 2020, the related condensed consolidated statements of income, comprehensive income (loss), and equity for the quarters and two quarters ended July 3, 2020 and June 28, 2019, the condensed consolidated statements of cash flows for the two quarters ended July 3, 2020 and June 28, 2019, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 4, 2020

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
COVID-19
The pandemic from the novel COVID-19 strain of coronavirus (“COVID-19”) and attempts to contain it, such as mandatory closures, “shelter-in-place” orders and travel restrictions, have caused significant disruptions and adverse effects on U.S. and global economies, such as impacts to supply chains, customer demand, international trade and capital markets. In response, we have increased our focus on keeping our employees safe while continuing to strive to meet customer commitments and support suppliers. For example, we have instituted work-from-home (for employees who are able to work remotely) and social distancing arrangements; canceled travel and external events; procured personal protective equipment (“PPE”); implemented health screening procedures at all facilities; staggered work shifts, redesigned work stations and implemented stringent cleaning protocols; maintained an active dialog with key suppliers and developed plans to mitigate supply chain risks; and shifted the timing of share repurchases, which bolstered liquidity in support of employees, suppliers and customers. As part of maintaining our increased focus on those areas and seeking to maintain continuity of operations, we have implemented more detailed safety precautions and protocols for on-site work, such as daily health assessments and mandatory face coverings. We also have allowed certain essential business travel to resume, and we expect to utilize a phased approach based on local conditions for transitioning employees from work-from-home arrangements to on site work. The U.S. Government response has included identifying the Defense Industrial Base as a Critical Infrastructure Sector and enhancing cash flow and liquidity for the Defense Industrial Base, such as by increasing progress payments and accelerating contract awards. As a part of the Defense Industrial Base, these actions have enabled us to keep our U.S. production facilities largely operational in support of national security commitments to U.S. Government customers and to accelerate more than $235 million in payments to small business suppliers in 45 states.
Although we believe that the large percentage of our revenue, earnings and cash flows that is derived from sales to the U.S. Government, whether directly or through prime contractors, will be relatively predictable, in part due to the responsive actions taken by the U.S. Government described above, our commercial, international and public safety businesses are at a higher risk of adverse impacts related to the COVID-19 pandemic. For example, the severe decline in global air traffic from travel restrictions and the resulting downturn in the commercial aviation market and its impact on customer operations has significantly reduced demand for flight training, flight simulators and commercial avionics products in our Commercial Aviation Solutions sector within our Aviation Systems segment. As a result, we temporarily closed some of our flight training facilities, initiated restructuring and other actions to align our resources with the outlook for the commercial aviation market (including workforce reduction and facility consolidation) and also have recognized $69 million and $394 million of charges for impairment of goodwill and other assets and other COVID-19-related impacts in the quarter and two quarters ended July 3, 2020, respectively.
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

KEY DEVELOPMENTS
The following is a list of the remaining sections of this MD&A, together with our perspective on their contents, which we hope will assist in reading these pages:
•Results of Operations — an analysis of our consolidated results of operations and the results in each of our business segments, to the extent the segment results are helpful to an understanding of our business as a whole, on both an “as reported” basis and a “pro forma basis” (as defined in “Results of Operations” in this MD&A), for the periods presented in our Condensed Consolidated Financial Statements (Unaudited).
•Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, funding of pension plans, common stock repurchases, dividends, capital structure and resources, off-balance sheet arrangements and commercial commitments and contractual obligations.
•Critical Accounting Policies and Estimates — information about accounting policies that require critical judgments and estimates and about accounting standards that have been issued, but are not yet effective for us, and their potential impact on our financial condition, results of operations and cash flows.
•Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
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
•Integrated Mission Systems, including multi-mission intelligence, surveillance and reconnaissance and communication systems; integrated electrical and electronic systems for maritime platforms; and advanced electro-optical and infrared solutions;
•Space and Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber defense; avionics; and electronic warfare;
•Communication Systems, including tactical communications; broadband communications; integrated vision solutions; and public safety; and
•Aviation Systems, including defense aviation products; commercial aviation products; commercial and military pilot training; and mission networks for air traffic management.
On May 4, 2020, we completed the divestiture of our Security & Detection Systems and MacDonald Humfrey Automation solutions business (“airport security and automation business”) to Leidos, Inc. for net cash proceeds of approximately $1 billion (net cash proceeds of $951 million after selling costs and estimated purchase price adjustments), subject to post-closing finalization of those adjustments as set forth in the definitive sale agreement. The airport security and automation business provides solutions used by the aviation and transportation industries, regulatory and customs authorities, government and law enforcement agencies and commercial and other high-security facilities. The operating results of the airport security and automation business through the date of divestiture are reported as part of our Aviation Systems segment.
On May 15, 2020, we completed the divestiture of our Applied Kilovolts and Analytical Instrumentation business for net cash proceeds of $12 million, after selling costs and estimated purchase price adjustments, subject to final customary purchase price adjustments as set forth in the definitive sale agreement. The operating results of the Applied Kilovolts and Analytical Instrumentation business are reported as part of our Space and Airborne Systems segment.
On March 20, 2020, we entered into a definitive agreement to sell our EOTech business for $42 million, subject to customary adjustments and closing conditions as set forth in the definitive agreement. The EOTech business, which is reported as part of our Communication Systems segment, manufactures holographic sighting systems, magnified field optics and accessories for military, law enforcement and commercial markets around the world. The assets and liabilities of the EOTech business were classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) as of July 3, 2020. We completed the divestiture of the EOTech business on July 31, 2020.
During the quarter ended July 3, 2020, we determined the criteria to be classified as held for sale were met with respect to another business within our Aviation Systems segment (“other AS disposal group”); consequently, the assets and liabilities of our other AS disposal group were classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) at

July 3, 2020. The income before income taxes of our other AS disposal group was not material for the quarter or two quarters ended July 3, 2020. We expect to complete the sale of the other AS disposal group by the end of 2020.
See Note C — Business Divestitures and Assets Sales in the Notes for additional detail regarding recent divestitures.
Amounts contained in this Report may not always add to totals due to rounding.
RESULTS OF OPERATIONS
As discussed further in Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes, we completed the L3Harris Merger on June 29, 2019. Because of the L3Harris Merger, the quarter and two quarters ended July 3, 2020 reflect the results of the combined company, while the quarter and two quarters ended June 28, 2019 reflect the results of only Harris operating businesses. Due to the significance of the L3 operating businesses included in the combined company results following the L3Harris Merger, the reported results for the quarter and two quarters ended July 3, 2020 and the quarter and two quarters ended June 28, 2019 generally are not comparable. Therefore, to assist with a discussion of the consolidated results of operations for the quarter and two quarters ended July 3, 2020 and June 28, 2019 on a more comparable basis, certain supplemental unaudited pro forma combined income statement information prepared in accordance with the requirements of Article 11 of Regulation S-X (referred to in this MD&A as “pro forma”) also is provided (see “Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information” below in this MD&A).
Highlights
Consolidated operating results for the quarter ended July 3, 2020, in each case compared with the quarter ended June 28, 2019 on both an “as reported” basis (reflecting the results of only Harris operating businesses for the prior period) and a “pro forma” basis (also reflecting the results of L3 operating businesses for the prior period), included:
Consolidated — as reported
•Revenue increased 138 percent to $4.4 billion from $1.9 billion;
•Gross margin increased 98 percent to $1,270 million from $642 million;
•Income from continuing operations increased 3 percent to $278 million from $269 million; and
•Income from continuing operations per diluted common share attributable to L3Harris Technologies, Inc. common shareholders decreased 41 percent to $1.30 from $2.21.
Consolidated — pro forma
•Revenue was flat at $4.4 billion;
•Gross margin decreased 8 percent to $1,270 million from $1,386 million;
•Income from continuing operations decreased 33 percent to $278 million from $417 million; and
•Income from continuing operations per diluted common share attributable to L3Harris Technologies, Inc. common shareholders decreased 29 percent to $1.30 from $1.82.

Consolidated Results of Operations

	Quarter Ended
	July 3, 2020	June 28, 2019	% Inc/(Dec)	June 28, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions, except per share amounts)
Revenue:
Integrated Mission Systems	$1,331	$11	*	$1,240	7%
Space and Airborne Systems	1,249	1,019	23%	1,200	4%
Communication Systems	1,112	609	83%	1,086	2%
Aviation Systems	800	186	*	965	(17)%
Other non-reportable business segments	—	44	(100)%	—	*
Corporate eliminations	(47)	(4)	*	(43)	9%
Total revenue	4,445	1,865	138%	4,448	—%
Cost of product sales and services	(3,175)	(1,223)	160%	(3,062)	4%
Gross margin	1,270	642	98%	1,386	(8)%
% of total revenue	29%	34%		31%
Engineering, selling and administrative expenses	(904)	(349)	159%	(908)	—%
% of total revenue	20%	19%		20%
Impairment of goodwill and other assets	(70)	—	*	—	*
Non-operating income	105	48	119%	62	69%
Net interest expense	(65)	(39)	67%	(63)	3%
Income from continuing operations before income taxes	336	302	11%	477	(30)%
Income taxes	(58)	(33)	76%	(60)	(3)%
Effective tax rate	17%	11%		13%
Income from continuing operations	278	269	3%	417	(33)%
Noncontrolling interests, net of income taxes	5	—	*	(6)	(183)%
Income from continuing operations attributable to L3Harris Technologies, Inc. common shareholders	$283	$269	5%	$411	(31)%
% of total revenue	6%	14%		9%
Income from continuing operations per diluted common share attributable to L3Harris Technologies, Inc. common shareholders	$1.30	$2.21	(41)%	$1.82	(29)%
_______________
* Not meaningful

	Two Quarters Ended
	July 3, 2020	June 28, 2019	% Inc/(Dec)	June 28, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions, except per share amounts)
Revenue:
Integrated Mission Systems	$2,701	$25	*	$2,602	4%
Space and Airborne Systems	2,441	1,975	24%	2,312	6%
Communication Systems	2,206	1,189	86%	2,127	4%
Aviation Systems	1,811	330	*	1,879	(4)%
Other non-reportable business segments	—	79	(100)%	—	*
Corporate eliminations	(88)	(5)	*	(86)	2%
Total revenue	9,071	3,593	152%	8,834	3%
Cost of product sales and services	(6,473)	(2,362)	174%	(6,181)	5%
Gross margin	2,598	1,231	111%	2,653	(2)%
% of total revenue	29%	34%		30%
Engineering, selling and administrative expenses	(1,719)	(659)	161%	(1,707)	1%
% of total revenue	19%	18%		19%
Impairment of goodwill and other assets	(394)	—	*	—	*
Non-operating income	200	94	113%	117	71%
Net interest expense	(128)	(81)	58%	(130)	(2)%
Income from continuing operations before income taxes	557	585	(5)%	933	(40)%
Income taxes	(84)	(73)	15%	(116)	(28)%
Effective tax rate	15%	12%		12%
Income from continuing operations	473	512	(8)%	817	(42)%
Noncontrolling interests, net of income taxes	28	—	*	(12)	(333)%
Income from continuing operations attributable to L3Harris Technologies, Inc. common shareholders	$501	$512	(2)%	$805	(38)%
% of total revenue	6%	14%		9%
Income from continuing operations per diluted common share attributable to L3Harris Technologies, Inc. common shareholders	$2.29	$4.23	(46)%	$3.57	(36)%
_______________
* Not meaningful

As Reported
Revenue
Second Quarter 2020 Compared With Second Quarter 2019: The increase in revenue for the quarter ended July 3, 2020 compared with the quarter ended June 28, 2019 was primarily due to the inclusion of $2.6 billion of revenue (net of intercompany sales eliminations) from L3 operations in operating results for the quarter ended July 3, 2020 and organic revenue growth in in our Space and Airborne Systems and Communication Systems segments.
First Two Quarters 2020 Compared With First Two Quarters 2019: The increase in revenue for the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 was primarily due to the same reasons as noted above for the quarters ended July 3, 2020 and June 28, 2019.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.

Gross Margin
Second Quarter 2020 Compared With Second Quarter 2019: The increase in gross margin for the quarter ended July 3, 2020 compared with the quarter ended June 28, 2019 was primarily due to the inclusion of L3 operations in operating results for the quarter ended July 3, 2020 and organic revenue growth in our Space and Airborne Systems and Communication Systems segments. The decrease in gross margin as a percentage of revenue (“gross margin percentage”) for the quarter ended July 3, 2020 compared with the quarter ended June 28, 2019 was primarily due to a mix of program revenue and product sales with relatively lower gross margin percentage, $25 million of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger and $16 million of additional cost of sales related to the fair value step-up in inventory sold in the quarter ended July 3, 2020, partially offset by productivity and integration savings.
First Two Quarters 2020 Compared With First Two Quarters 2019: The increase in gross margin for the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 was primarily due to the inclusion of L3 operations in operating results for the two quarters ended July 3, 2020. The decrease in gross margin percentage for the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 was primarily due to a mix of program revenue and product sales with relatively lower gross margin percentage, $42 million of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger and $31 million of additional cost of sales related to the fair value step-up in inventory sold in the two quarters ended July 3, 2020, partially offset by productivity and integration savings.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses (“ESA”)
Second Quarter 2020 Compared With Second Quarter 2019: The increases in ESA expenses and ESA expense as a percentage of total revenue (“ESA percentage”) for the quarter ended July 3, 2020 compared with the quarter ended June 28, 2019 were primarily due to the inclusion of L3 operations in operating results, $158 million of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger, $58 million of divestiture expenses and losses, $37 million of integration costs associated with the L3Harris Merger and $20 million of restructuring charges for workforce reductions and other exit costs.
First Two Quarters 2020 Compared With First Two Quarters 2019: The increases in ESA expenses and ESA percentage for the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 were primarily due to the inclusion of L3 operations in operating results, $261 million of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger, $68 million of integration costs associated with the L3Harris Merger, $61 million of divestiture expenses and losses and $26 million of restructuring charges for workforce reductions and other exit costs.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Impairment of Goodwill and Other Assets
Second Quarter 2020 Compared With Second Quarter 2019: Impairment of goodwill and other assets for the quarter ended July 3, 2020 reflects $56 million of non-cash charges for impairment of goodwill and other assets in our Commercial Aviation Solutions sector associated with the COVID-19-related downturn in the commercial aviation market and its impact on customer operations, and a $14 million non-cash goodwill impairment charge associated with a potential divestiture.
First Two Quarters 2020 Compared With First Two Quarters 2019: Impairment of goodwill and other assets for the two quarters ended July 3, 2020 reflects $375 million of non-cash charges for impairment of goodwill and other assets in our Commercial Aviation Solutions sector associated with the COVID-19-related downturn in the commercial aviation market and its impact on customer operations, a $14 million non-cash charge for impairment of goodwill associated with a potential divestiture and a $5 million non-cash charge for impairment of goodwill recorded in the quarter ended April 3, 2020 in connection with the then-pending divestiture of our Applied Kilovolts and Analytical Instrumentation business.
See Note C — Business Divestitures and Assets Sales, Note G — Receivables, Note H — Contract Assets and Contract Liabilities and Note K — Goodwill and Other Intangible Assets in the Notes for further information.
Non-Operating Income
Second Quarter 2020 Compared With Second Quarter 2019: The increase in non-operating income in the quarter ended July 3, 2020 compared with the quarter ended June 28, 2019 was primarily due to an increase in the non-service cost components of pension and other postretirement benefit plan income, reflecting the inclusion of income from benefit plans assumed in connection with the L3Harris Merger.
First Two Quarters 2020 Compared With First Two Quarters 2019: The increase in non-operating income in the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 was primarily due to the same reason as noted above regarding the quarter ended July 3, 2020.

See Note P — Non-Operating Income and Note N — Postretirement Benefit Plans in the Notes for further information.
Net Interest Expense
Second Quarter 2020 Compared With Second Quarter 2019: The increase in net interest expense in the quarter ended July 3, 2020 compared with the quarter ended June 28, 2019 was primarily due to higher average debt levels as a result of the assumption of $3.5 billion of debt in connection with the L3Harris Merger.
First Two Quarters 2020 Compared With First Two Quarters 2019: The increase in net interest expense in the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 was primarily due to the same reason as noted above regarding the quarter ended July 3, 2020.
See Note M — Debt in the Notes and Note 14: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal Transition Period Form 10-KT for further information.
Income Taxes
Second Quarter 2020 Compared With Second Quarter 2019: Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 17.3 percent for the quarter ended July 3, 2020 compared with 10.9 percent for the quarter ended June 28, 2019. Our effective tax rate for the quarter ended July 3, 2020 benefited from the favorable impact of research and development (“R&D”) credits and the favorable impact of a net reduction in our uncertain tax position balance, partially offset the unfavorable impact of non-deductible goodwill impairment charges. Our effective tax rate for the quarter ended June 28, 2019 benefited from the favorable impact of excess tax benefits related to equity-based compensation.
First Two Quarters 2020 Compared With First Two Quarters 2019: Our effective tax rate was 15.1 percent for the two quarters ended July 3, 2020 compared with 12.5 percent for the two quarters ended June 28, 2019. In addition to the items noted above for the quarter ended July 3, 2020, our effective tax rate for the two quarters ended July 3, 2020 was impacted by the favorable impact of excess tax benefits related to equity-based compensation. In addition to the items noted above for the quarter ended June 28, 2019, our effective tax rate for the two quarters ended June 28, 2019 benefited from favorable adjustments recorded upon the filing of our Federal tax returns.
Income From Continuing Operations
Second Quarter 2020 Compared With Second Quarter 2019: The increase in income from continuing operations for the quarter ended July 3, 2020 compared with the quarter ended June 28, 2019 was primarily due to the combined effects of the reasons noted above in this “As Reported” discussion regarding the quarters ended July 3, 2020 and June 28, 2019.
First Two Quarters 2020 Compared With First Two Quarters 2019: The decrease in income from continuing operations for the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 was primarily due to the combined effects of the reasons noted above in this “As Reported” discussion regarding the two quarters ended July 3, 2020 and June 28, 2019.
Income From Continuing Operations Per Diluted Common Share Attributable to L3Harris Common Shareholders
Second Quarter 2020 Compared With Second Quarter 2019: The decrease in income from continuing operations per diluted common share attributable to L3Harris common shareholders for the quarter ended July 3, 2020 compared with the quarter ended June 28, 2019 was primarily due to lower income from continuing operations, as discussed above, and an increase in diluted weighted average common shares outstanding as a result of approximately 104 million shares issued in connection with the L3Harris Merger.
First Two Quarters 2020 Compared With First Two Quarters 2019: The decrease in income from continuing operations per diluted common share attributable to L3Harris common shareholders for the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 was primarily due to lower income from continuing operations, as discussed above, and an increase in diluted weighted average common shares outstanding as a result of approximately 104 million shares issued in connection with the L3Harris Merger.

Pro Forma
Revenue
Second Quarter 2020 Compared With Second Quarter 2019: Revenue for the quarter ended July 3, 2020 was comparable with pro forma revenue for the quarter ended June 28, 2019 as higher revenue in Integration Mission Systems, Space and Airborne Systems and Communication Systems was offset by lower revenue in Aviation Systems primarily due to the COVID-19-related downturn in our Commercial Aviation Solutions sector and its impact on customer operations and the revenue impact of the divestiture of our airport security and automation business on May 4, 2020. For the quarter ended July 3,

2020 and quarter ended June 28, 2019, we recognized $24 million and $130 million, respectively, of revenue in our Aviation Systems segment from our airport security and automation business.
First Two Quarters 2020 Compared With First Two Quarters 2019: The increase in revenue for the two quarters ended July 3, 2020 compared with pro forma revenue for the two quarters ended June 28, 2019 was primarily due to higher revenue in Integration Systems, Space and Airborne Systems and Communication Systems, partially offset by lower revenue in Aviation Systems primarily due to the COVID-19-related downturn in our Commercial Aviation Solutions sector and its impact on customer operations and the revenue impact of the divestiture of our airport security and automation business on May 4, 2020. For the two quarters ended July 3, 2020 and two quarters ended June 28, 2019, we recognized $148 million and $238 million, respectively, of revenue in our Aviation Systems segment from our airport security and automation business.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Gross Margin
Second Quarter 2020 Compared With Second Quarter 2019: The decreases in gross margin and gross margin percentage in the quarter ended July 3, 2020 compared with pro forma gross margin for the quarter ended June 28, 2019 were primarily due to a mix of revenue with lower relative gross margin percentage and the gross margin impact of the divestiture of the airport security and automation business on May 4, 2020, partially offset by productivity and integration savings.
First Two Quarters 2020 Compared With First Two Quarters 2019: The decreases in gross margin and gross margin percentage in the two quarters ended July 3, 2020 compared with pro forma gross margin and gross margin percentage for the two quarters ended June 28, 2019 were primarily due to a mix of revenue with lower relative gross margin percentage, partially offset productivity and integration savings.
ESA Expenses
Second Quarter 2020 Compared With Second Quarter 2019: The slight decrease in ESA expenses in the quarter ended July 3, 2020 compared with pro forma ESA expense for the quarter ended June 28, 2019 was primarily due to cost management and productivity and integration savings, partially offset by $58 million of divestiture expenses and losses, $33 million of additional amortization of identifiable intangible assets acquired as a result of the L3Harris Merger and $20 million of restructuring charges for workforce reductions and other exit costs.
ESA percentage in the quarter ended July 3, 2020 was comparable with the quarter ended June 28, 2019.
First Two Quarters 2020 Compared With First Two Quarters 2019: The slight increase in ESA expenses in the two quarters ended July 3, 2020 compared with pro forma ESA expense for the two quarters ended June 28, 2019 was primarily due to $61 million of divestiture expenses and losses, $33 million of additional of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger and $26 million of restructuring charges for workforce reductions and other exit costs.
ESA percentage in the two quarters ended July 3, 2020 was comparable with the two quarters ended June 28, 2019.
Impairment of Goodwill and Other Assets
Second Quarter 2020 Compared With Second Quarter 2019: Impairment of goodwill and other assets for the quarter ended July 3, 2020 on a pro forma basis reflects the same charges as noted above for the quarter ended July 3, 2020 on an as reported basis.
First Two Quarters 2020 Compared With First Two Quarters 2019: Impairment of goodwill and other assets for the two quarters ended July 3, 2020 on a pro forma basis reflects the same charges as noted above for the two quarters ended July 3, 2020 on an as reported basis.
See Note C — Business Divestitures and Assets Sales and Note K — Goodwill and Other Intangible Assets in the Notes for further information.
Non-Operating Income
Second Quarter 2020 Compared With Second Quarter 2019: The increase in non-operating income for the quarter ended July 3, 2020 compared with pro forma non-operating income for the quarter ended June 28, 2019 was primarily due to an increase in the non-service cost components of pension and other postretirement benefit plan income.
First Two Quarters 2020 Compared With First Two Quarters 2019: The increase in non-operating income for the two quarters ended July 3, 2020 compared with pro forma non-operating income for the two quarters ended June 28, 2019 was primarily due to an increase in the non-service cost components of pension and other postretirement benefit plan income.

Net Interest Expense
Second Quarter 2020 Compared With Second Quarter 2019: Net interest expense for the quarter ended July 3, 2020 was largely unchanged compared with pro forma net interest expense for the quarter ended June 28, 2019.
First Two Quarters 2020 Compared With First Two Quarters 2019: Net interest expense for the two quarters ended July 3, 2020 was largely unchanged compared with pro forma net interest expense for the two quarters ended June 28, 2019.
See “Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information” below in this MD&A for further information.
Income Taxes
Second Quarter 2020 Compared With Second Quarter 2019: Our effective tax rate was 17.3 percent for the quarter ended July 3, 2020 compared with a 12.6 percent pro forma effective tax rate for the quarter ended June 28, 2019. Our effective tax rate for the quarter ended July 3, 2020 benefited from the favorable impact of R&D credits and the favorable impact of a net reduction in our uncertain tax position balance, partially offset by the unfavorable impact of non-deductible goodwill impairment charges.
First Two Quarters 2020 Compared With First Two Quarters 2019: Our effective tax rate was 15.1 percent for the two quarters ended July 3, 2020 compared with a 12.4 percent pro forma effective tax rate for the two quarters ended June 28, 2019. In addition to the items noted above for the quarter ended July 3, 2020, our effective tax rate for the two quarters ended July 3, 2020 was impacted by the favorable impact of excess tax benefits related to equity-based compensation.
See “Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information” below in this MD&A for information regarding our pro forma effective tax rate for the quarter and two quarters ended June 28, 2019.
Income From Continuing Operations
Second Quarter 2020 Compared With Second Quarter 2019: The decrease in income from continuing operations for the quarter ended July 3, 2020 compared with pro forma income from continuing operations for the quarter ended June 28, 2019 was primarily due to the combined effects of the reasons noted above in this “Pro Forma” discussion regarding the quarters ended July 3, 2020 and June 28, 2019.
First Two Quarters 2020 Compared With First Two Quarters 2019: The decrease in income from continuing operations for the two quarters ended July 3, 2020 compared with pro forma income from continuing operations for the two quarters ended June 28, 2019 was primarily due to the combined effects of the reasons noted above in this “Pro Forma” discussion regarding the two quarters ended July 3, 2020 and June 28, 2019, particularly the charges for impairment of goodwill and other assets in the two quarters ended July 3, 2020.
Income From Continuing Operations Per Diluted Common Share Attributable to L3Harris Common Shareholders
Second Quarter 2020 Compared With Second Quarter 2019: The decrease in income from continuing operations per diluted common share attributable to L3Harris common shareholders for the quarter ended July 3, 2020 compared with pro forma income from continuing operations per diluted common share for the quarter ended June 28, 2019 was primarily due to lower income from continuing operations, as discussed above, partially offset by a decrease in our diluted weighted average common shares outstanding from shares of our common stock repurchased under our repurchase program since the L3Harris Merger.
First Two Quarters 2020 Compared With First Two Quarters 2019: The decrease in income from continuing operations per diluted common share attributable to L3Harris common shareholders for the two quarters ended July 3, 2020 compared with pro forma income from continuing operations per diluted common share for the two quarters ended June 28, 2019 was primarily due to lower income from continuing operations, as discussed above, partially offset by a decrease in our diluted weighted average common shares outstanding from shares of our common stock repurchased under our repurchase program since the L3Harris Merger.
See “Common Stock Repurchases” below in this MD&A for information regarding our share repurchase program.

Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information
The following supplemental unaudited pro forma condensed combined income statement information prepared in accordance with the requirements of Article 11 of Regulation S-X provides further information supporting the preparation of the supplemental unaudited pro forma condensed combined financial information for the quarter and two quarters ended June 28, 2019 provided above in the “Consolidated Results of Operations” discussion in this MD&A and has been prepared to give effect to the L3Harris Merger under the acquisition method of accounting. It combines the historical results of operations of Harris and L3 and reflects the L3Harris Merger as if it closed on June 30, 2018, the first day of Harris’ fiscal 2019, and gives effect to pro forma events that are (a) directly attributable to the L3Harris Merger, (b) factually supportable and (c) expected to have a continuing impact on our results of operations. The adjustments include adjustments to reflect the sale of the Harris Night Vision business, which is directly attributable to the L3Harris Merger, but do not include any adjustments for the use of proceeds from such sale, because the use is not directly attributable to the L3Harris Merger. The pro forma condensed combined income statement information is provided for informational and supplemental purposes only, and does not purport to indicate what L3Harris’ results of operations would have been, or L3Harris’ future results of operations, had the L3Harris Merger actually occurred on June 30, 2018. The supplemental unaudited pro forma condensed combined income statement information should be read in conjunction with other sections of this MD&A, our Condensed Consolidated Financial Statements (Unaudited) and the Notes appearing elsewhere in this Report.

Unaudited Pro Forma Condensed Combined Statement of Income
For the quarter ended June 28, 2019
	Historical Harris	Historical L3	Pro Forma Adjustments	Note References	Pro Forma Combined

	(In millions, except per share amounts)
Revenue from product sales and services	$1,865	$2,631	$(4)	a	$4,448
			(44)	b
Cost of product sales and services	(1,223)	(1,868)	4	a	(3,062)
			30	b
			(5)	c
Engineering, selling and administrative expenses	(349)	(442)	6	b	(908)
			(125)	c
			29	d
			(2)	e
			2	f
			(27)	j
Merger, acquisition and divestiture related expenses	—	(27)	27	j	—
Non-operating income	48	—	14	j	62
Interest and other income, net	—	11	10	g	—
			(21)	j
Debt retirement charge	—	(3)	3	j	—
Interest income	—	—	4	j	4
Interest expense	(39)	(38)	3	h	(67)
			7	i
Income from continuing operations before income taxes	302	264	(89)		477
Income taxes	(33)	(50)	23	k	(60)
Income from continuing operations	269	214	(66)		417
Noncontrolling interest, net of income taxes	—	(6)	—		(6)
Income from continuing operations attributable to common shareholders	$269	$208	$(66)		$411

Income from continuing operations per basic common share attributable to common shareholders	$2.26				$1.85
Income from continuing operations per diluted common share attributable to common shareholders	$2.21				$1.82
Basic weighted average common shares outstanding	118.3		104.1	l	222.4
Diluted weighted average common shares outstanding	121.1		104.6	l	225.7

Unaudited Pro Forma Condensed Combined Statement of Income
For the two quarters ended June 28, 2019
	Historical Harris	Historical L3	Pro Forma Adjustments	Note References	Pro Forma Combined

	(In millions, except per share amounts)
Revenue from product sales and services	$3,593	$5,331	$(11)	a	$8,834
			(79)	b
Cost of product sales and services	(2,362)	(3,875)	11	a	(6,181)
			54	b
			(9)	c
Engineering, selling and administrative expenses	(659)	(824)	11	b	(1,707)
			(228)	c
			38	d
			(4)	e
			4	f
			(45)	j
Merger, acquisition and divestiture related expenses	—	(45)	45	j	—
Non-operating income	94	—	23	j	117
Interest and other income, net	—	15	19	g	—
			(34)	j
Debt retirement charge	—	(3)	3	j	—
Interest income	1	—	8	j	9
Interest expense	(82)	(75)	4	h	(139)
			14	i
Income from continuing operations before income taxes	585	524	(176)		933
Income taxes	(73)	(87)	44	k	(116)
Income from continuing operations	512	437	(132)		817
Noncontrolling interest, net of income taxes	—	(12)	—		(12)
Income from continuing operations attributable to common shareholders	$512	$425	$(132)		$805

Income from continuing operations per basic common share attributable to common shareholders	$4.32				$3.62
Income from continuing operations per diluted common share attributable to common shareholders	$4.23				$3.57
Basic weighted average common shares outstanding	118.1		104.1	l	222.2
Diluted weighted average common shares outstanding	120.7		104.6	l	225.3

Notes:
a.Reflects the elimination of intercompany balances and transactions between L3 and Harris.
b.Reflects the sale of the Harris Night Vision business.

c.Reflects the net increase in amortization expense related to the fair value of acquired finite-lived identifiable intangible assets and the elimination of historical amortization expense recognized by L3 for the quarter and two quarters ended June 28, 2019. Assumptions and details are as follows:

	Weighted Average Amortization Period	Fair Value (1)	Quarter ended June 28, 2019	Two Quarters ended June 28, 2019

	(In years)	(In millions)
Identifiable Intangible Assets Acquired:
Customer relationships	15	$5,417	$122	$222
Trade names — Divisions	9	123	3	6
Adjustment to engineering, selling and administrative expenses			125	228
Developed technology	7	562	17	33
Less: L3 historical amortization			(12)	(24)
Adjustment to cost of product sales and services			5	9
Total net adjustment to amortization expense			$130	$237
_________
(1) As of May 4, 2020, the date of filing our Current Report on Form 8-K.
d.Represents the elimination of transaction costs, which were included in merger, acquisition and divestiture related expenses in L3’s historical statement of operations and in engineering, selling and administrative expenses in Harris’ historical statement of income.
e.In connection with the L3Harris Merger, on October 12, 2018, each company entered into a letter of agreement with its chief executive officer, to outline the terms of each such person’s role and compensation arrangements following the merger. Amounts shown reflect the increase in compensation expense as a result of these modified arrangements.
f.Reflects the impact of change-in-control payments under certain post-retirement and share-based and deferred compensation arrangements.
g.Reflects the elimination of amortization of net actuarial losses from accumulated comprehensive loss related to L3’s postretirement benefit plans as part of purchase accounting.
h.Reflects the elimination of amortization of deferred debt issuance costs as part of purchase accounting.
i.Reflects amortization of the increase to L3’s long-term debt based on a $172 million fair value adjustment.
j.Certain amounts from L3’s historical statement of operations data were reclassified to conform their presentation to that of Harris. These reclassifications include:
1.Merger, acquisition and divestiture-related expenses, which were reclassified to engineering, selling and administrative expenses; and
2.Interest and other income, net, which was reclassified to interest income.
k.Represents the income tax impact of the pro forma adjustments, using the blended worldwide tax rates for L3, in the case of pro forma adjustments to L3’s historical results, and the federal and state statutory tax rates for Harris, in the case of pro forma adjustments to Harris’ historical results. As a result, the combined statutory tax rate used to tax-effect the pro forma adjustments was approximately 25.8 percent and 25.0 percent for the quarter and two quarters ended June 28, 2019, respectively. This tax rate does not represent the combined company’s effective tax rate, which will include other tax charges and benefits, and does not take into account any historical or possible future tax events that may impact the combined company following the consummation of the L3Harris Merger.
l.Increase in common stock due to shares of L3Harris common stock issued for outstanding L3 common stock and in respect of vested L3 restricted stock units and L3 performance stock units. Diluted shares also include the dilutive impact of L3Harris stock options issued in replacement of L3 stock options calculated using the treasury stock method.

Discussion of Business Segment Results of Operations
Integrated Mission Systems

	Quarter Ended
	July 3, 2020	June 28, 2019	% Inc/(Dec)	June 28, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions)
Revenue	$1,331	$11	*	$1,240	7%
Segment operating income	$224	$3	*	$162	38%
% of revenue	17%	27%		13%

	Two Quarters Ended
	July 3, 2020	June 28, 2019	% Inc/(Dec)	June 28, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions)
Revenue	$2,701	$25	*	$2,602	4%
Segment operating income	$425	$6	*	$327	30%
% of revenue	16%	24%		13%
_______
*Not meaningful
As Reported
The changes in segment revenue, operating income and operating income as a percentage of revenue (“operating margin percentage”) in the quarter and two quarters ended July 3, 2020 compared with the quarter and two quarters ended June 28, 2019, respectively, were primarily due to the inclusion of L3 operations in segment operating results for the quarter and two quarters ended July 3, 2020. Because the Integrated Mission Systems segment is almost entirely comprised of L3 businesses, comparisons to prior-year segment operating metrics are not meaningful.
Pro Forma
Second Quarter 2020 Compared With Second Quarter 2019: The increase in segment revenue in the quarter ended July 3, 2020 compared with the quarter ended June 28, 2019 was primarily due to $54 million of higher revenue in Maritime and $40 million higher revenue in Electro Optical.
The increases in segment operating income and operating margin percentage in the quarter ended July 3, 2020 compared with the quarter ended June 28, 2019 were primarily due to higher volume, productivity and integration benefits and higher pension income, partially offset by a mix of program revenue with relatively lower operating margin percentage.
First Two Quarters 2020 Compared With First Two Quarters 2019: The increase in segment revenue in the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 was primarily due to the same reasons as noted above regarding this segment for the quarters ended July 3, 2020 and June 28, 2019.
The increases in segment operating income and operating margin percentage in the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 were primarily driven by productivity and integration savings and higher pension income, partially offset by a mix of program revenue with relatively lower operating margin percentage.

Space and Airborne Systems

	Quarter Ended
	July 3, 2020	June 28, 2019	% Inc/(Dec)	June 28, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions)
Revenue	$1,249	$1,019	23%	$1,200	4%
Segment operating income	$235	$195	21%	$228	3%
% of revenue	19%	19%		19%

	Two Quarters Ended
	July 3, 2020	June 28, 2019	% Inc/(Dec)	June 28, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions)
Revenue	$2,441	$1,975	24%	$2,312	6%
Segment operating income	$456	$369	24%	$426	7%
% of revenue	19%	19%		18%
As Reported
The increases in segment revenue and operating income in the quarter and two quarters ended July 3, 2020 compared with the quarter and two quarters ended June 28, 2019, respectively, were primarily due to the inclusion of L3 operations in segment operating results for the quarter and two quarters ended July 3, 2020 as well as the same reasons as noted below regarding this segment and operating income. Segment operating margin percentages for the quarter and two quarters ended July 3, 2020 were comparable with the quarter and two quarters ended June 28, 2019.
Pro Forma
Second Quarter 2020 Compared With Second Quarter 2019: The increase in segment revenue in the quarter ended July 3, 2020 compared with the quarter ended June 28, 2019 was primarily due to $94 million of higher revenue in Mission Avionics driven by a ramp in production on the F-35 platform and $33 million of higher revenue from growth on classified programs in Intel and Cyber, partially offset by lower revenue in Space, reflecting the delayed ramp of a follow on U.S. Air Force space domain awareness program following the wind down of the predecessor program.
The increase in segment operating income and comparability of operating margin percentage in the quarter ended July 3, 2020 compared with the quarter ended June 28, 2019 reflects higher volume and productivity savings, partially offset by a mix of program revenue with a relatively lower operating margin percentage.
First Two Quarters 2020 Compared With First Two Quarters 2019: The increase in segment revenue in the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 was primarily due to the same reasons as noted above regarding this segment for the quarters ended July 3, 2020 and June 28, 2019.
The increases in segment operating income and operating margin percentage in the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 were primarily due to productivity savings, partially offset by a mix of program revenue with a relatively lower gross margin.

Communication Systems

	Quarter Ended
	July 3, 2020	June 28, 2019	% Inc/(Dec)	June 28, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions)
Revenue	$1,112	$609	83%	$1,086	2%
Segment operating income	$265	$176	51%	$239	11%
% of revenue	24%	29%		22%

	Two Quarters Ended
	July 3, 2020	June 28, 2019	% Inc/(Dec)	June 28, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions)
Revenue	$2,206	$1,189	86%	$2,127	4%
Segment operating income	$515	$343	50%	$465	11%
% of revenue	23%	29%		22%
As Reported
The increases in segment revenue and operating income in the quarter and two quarters ended July 3, 2020 compared with the quarter and two quarters ended June 28, 2019, respectively, was primarily due to the inclusion of L3 operations in segment operating results during the quarter and two quarters ended July 3, 2020 and the same reasons as noted below regarding revenue and operating income for this segment on a pro forma basis.
The decreases in segment operating income percentages in the quarter and two quarters ended July 3, 2020 compared with the quarter and two quarters ended June 28, 2019 were primarily due to a mix of product sales and program revenue with a relatively lower operating margin percentage.
Pro Forma
Second Quarter 2020 Compared With Second Quarter 2019: The increase in revenue in the quarter ended July 3, 2020 compared with the quarter ended June 28, 2019 was primarily due to $40 million of higher Tactical Communications revenue, reflecting a ramp-up in U.S. DoD modernization programs and lower sales volume for international tactical radios, and $13 million of higher revenue in Integrated Vision Systems, partially offset by lower revenue in Public Safety, reflecting COVID-19-related pressures on state and local government municipality customers.
The increases in segment operating income and operating margin percentage in the quarter ended July 3, 2020 compared with the quarter ended June 28, 2019 were primarily due to higher volume, productivity and integration savings and cost management, partially offset by a mix of product sales and program revenue with a relatively lower operating margin percentage and the impact of COVID-19.
First Two Quarters 2020 Compared With First Two Quarters 2019: The increase in revenue in the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 was primarily due the same reasons as noted above regarding this segment for the quarters ended July 3, 2020 and June 28, 2019.
The increases in segment operating income and operating margin percentage in the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 were primarily due the same reasons as noted above regarding this segment for the quarters ended July 3, 2020 and June 28, 2019.
Additional Information on Known Trends and Uncertainties
Revenue and operating income in the Public Safety sector has been and we expect will continue to be adversely impacted by COVID-19-related pressures on state and local government municipality customers, including reduced staffing, limited remote work technology capabilities, significant reductions in near-term tax revenues and competing budget priorities. We currently expect revenue in our Public Safety sector to decrease by approximately $75 million in calendar year 2020 compared with calendar year 2019; however, the ultimate extent of the COVID-19-related impact to our Public Safety sector remains uncertain and unpredictable.

Aviation Systems

	Quarter Ended
	July 3, 2020	June 28, 2019	% Inc/(Dec)	June 28, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions)
Revenue	$800	$186	*	965	(17)%
Segment operating income	$31	$19	*	109	(72)%
% of revenue	4%	10%		11%

	Two Quarters Ended
	July 3, 2020	June 28, 2019	% Inc/(Dec)	June 28, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions)
Revenue	$1,811	$330	*	1,879	(4)%
Segment operating income (loss)	$(146)	$36	*	214	(168)%
% of revenue	(8)%	11%		11%
__________
*Not meaningful
As Reported
The changes in segment revenue, operating income and operating margin percentage in the quarter and two quarters ended July 3, 2020 compared with the quarter and two quarters ended June 28, 2019, respectively, were primarily due to the inclusion of L3 operations in segment operating results for the quarter and two quarters ended July 3, 2020. Because the majority of our Aviation Systems segment is comprised of L3 businesses, comparisons to prior-year segment operating metrics are not meaningful.
The segment operating loss in the two quarters ended July 3, 2020 compared with segment operating income in the two quarters ended June 28, 2019 was primarily due to $68 million and $393 million of charges for impairment of goodwill and other assets, restructuring charges and other exit costs recorded in the quarter and two quarters ended July 3, 2020, respectively, in our Commercial Aviation Solutions sector due to the downturn in the commercial aviation market and its impact on customer operations, partially offset by the inclusion of L3 operations in segment operating results (principally Defense Aviation Products and Military Training operations) in the quarter and two quarters ended July 3, 2020.
Pro Forma
Second Quarter 2020 Compared With Second Quarter 2019: The decrease in segment revenue in the quarter ended July 3, 2020 compared with the quarter ended June 28, 2019 was primarily due to lower revenue in Commercial Aviation Solutions due to the downturn in the commercial aviation market and its impact on customer operations, partially offset by $49 million higher revenue in Defense Aviation Products, reflecting growth in classified programs, and the revenue impact of the airport security and automation business divestiture on May 4, 2020. For the quarter ended July 3, 2020 and quarter ended June 28, 2019, we recognized $24 million and $130 million, respectively, of revenue from the airport security and automation business.
The decrease in segment operating income in the quarter ended July 3, 2020 compared with the quarter ended June 28, 2019 was primarily due to lower volume in the Commercial Aviation Solutions sector due to the downturn in the commercial aviation market and its impact on customer operations, the divestiture of the airport security and automation business in the quarter ended July 3, 2020, $56 million of impairment of goodwill and other assets, a mix of revenue with relative lower operating margin percentage and $12 million of restructuring charges to reduce our workforce and consolidate facilities in our Commercial Aviation Solutions sector due to the downturn in the commercial aviation market mentioned above, partially offset by productivity improvements primarily in Defense Aviation Products, integration benefits and higher pension income. Segment operating margin percentage in the quarter ended July 3, 2020 was comparable with the quarter ended June 28, 2019 reflecting the combined impacts of the revenue and operating income items noted above.
First Two Quarters 2020 Compared With First Two Quarters 2019: The decrease in segment revenue in the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 was primarily due to lower revenue in Commercial

Aviation Solutions due to the same reasons as noted above regarding this segment for the quarters ended July 3, 2020 and June 28, 2019 as well as $34 million higher revenue in Mission Networks.
The segment operating loss in the two quarters ended July 3, 2020 compared with segment operating income in the two quarters ended June 28, 2019 was primarily due to $375 million of impairment of goodwill and other assets recorded in the two quarters ended July 3, 2020 in the Commercial Aviation Solutions sector due to the downturn in the commercial aviation market and its impact on customer operations, the divestiture of the airport security and automation business in the quarter ended July 3, 2020 and $18 million of restructuring charges to reduce our workforce and consolidate facilities in our Commercial Aviation Solutions sector due to the downturn in the commercial aviation market mentioned above, partially offset by productivity and integration benefits, higher pension income and higher volume.
Additional Information on Known Trends and Uncertainties
Revenue and operating income from our Commercial Aviation Solutions sector are expected to decline for the remainder of fiscal 2020 due to decreased commercial training and commercial avionics sales volume, reflecting the COVID-19 pandemic and its impact on global air traffic and customer operations. We currently expect revenue in our Commercial Aviation Solutions sector to decrease by approximately $300 million in calendar year 2020 compared with calendar year 2019; however, the ultimate extent of the COVID-19-related impact to our Commercial Aviation Solutions sector remains uncertain and unpredictable. In addition, the sale of our airport security and automation businesses on May 4, 2020 will decrease segment revenue and operating income in calendar year 2020 compared with calendar year 2019. Revenue from the airport security and automation businesses in the quarter and two quarters ended July 3, 2020 was approximately $24 million and $148 million, respectively, compared with $130 million and $238 million for the quarter and two quarters ended June 28, 2019, respectively, on a pro forma basis.
Unallocated Corporate Expense

	Quarter Ended
	July 3, 2020	June 28, 2019	% Inc/(Dec)	June 28, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions)
Unallocated corporate expenses	$116	$1	*	$3	*
L3Harris Merger-related transaction and integration expenses	37	36	3%	35	6%
Amortization of acquisition-related intangibles	208	25	732%	167	25%

	Two Quarters Ended
	July 3, 2020	June 28, 2019	% Inc/(Dec)	June 28, 2019	% Inc/(Dec)

	As Reported			Pro Forma
	(Dollars in millions)
Unallocated corporate expenses	$149	$1	*	$5	*
L3Harris Merger-related transaction and integration expenses	68	52	31%	60	13%
Amortization of acquisition-related intangibles	353	50	606%	312	13%
_____________
*Not meaningful
Second Quarter 2020 Compared With Second Quarter 2019: The increase in unallocated corporate expenses in the quarter ended July 3, 2020 compared with the quarter ended June 28, 2019 (on both an as reported and pro forma basis) was primarily due to $58 million of divestiture expenses and losses, $16 million of additional cost of sales related to the fair value step-up in inventory sold, $14 million of goodwill impairment associated with a potential divestiture, and $7 million of L3Harris integration-related restructuring charges for workforce reductions.

First Two Quarters 2020 Compared With First Two Quarters 2019: The increase in unallocated corporate expense in the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 on both an as reported and pro forma basis was primarily due to the same reasons as noted above regarding unallocated corporate expenses for the quarters ended July 3, 2020 and June 28, 2019.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Two Quarters Ended
	July 3, 2020	June 28, 2019

	(In millions)
Net cash provided by operating activities	$1,335	$716
Net cash provided by (used in) investing activities	845	(92)
Net cash used in financing activities	(1,042)	(439)
Effect of exchange rate changes on cash and cash equivalents	(15)	2
Net increase in cash and cash equivalents	1,123	187
Cash and cash equivalents, beginning of year	824	343
Cash and cash equivalents, end of quarter	$1,947	$530
Cash and cash equivalents
The $1,123 million net increase in cash and cash equivalents from the end of the Fiscal Transition Period to the end of the two quarters ended July 3, 2020 was primarily due to:
•$1,335 million of net cash provided by operating activities;
•$963 million of net proceeds from sales of businesses;
•$248 million of net proceeds from borrowings from issuance of Floating Rate Notes due March 10, 2023; and
•$37 million of proceeds from exercises of employee stock options; partially offset by
•$700 million used to repurchase shares of our common stock;
•$367 million used to pay cash dividends;
•$254 million of repayments of borrowings, including $250 million used for repayment at maturity of the entire principal amount of our Floating Rate Notes due April 30, 2020; and
•$108 million used for net additions of property, plant and equipment.
The $187 million net increase in cash and cash equivalents from the end of the quarter ended December 28, 2018 to the end of the quarter ended June 28, 2019 was primarily due to:
•$716 million of net cash provided by operating activities; and
•$32 million of proceeds from exercises of employee stock options; partially offset by
•$304 million of net repayment of borrowings;
•$162 million used to pay cash dividends; and
•$94 million used for net additions of property, plant and equipment.
At July 3, 2020, we had cash and cash equivalents of $1,947 million, and we have a senior unsecured $2 billion revolving credit facility that expires in June 2024 (all of which was available to us as of July 3, 2020). Additionally, we had $6.9 billion of long-term debt outstanding at July 3, 2020, the majority of which was assumed in connection with the L3Harris Merger in the Fiscal Transition Period and the acquisition of Exelis Inc. in the fourth quarter of fiscal 2015. Our $1,947 million of cash and cash equivalents at July 3, 2020 included $389 million held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
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
We cannot predict the impact that COVID-19, among other potential risks and uncertainties, will have on our cash from operations. However, based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next twelve months and the reasonably foreseeable future thereafter. Our total capital expenditures for fiscal 2020 are expected to be approximately $370 million. We anticipate tax payments in fiscal 2020 to be approximately equal to or marginally less than our tax expense for the same period, subject to adjustment for certain timing differences. Other than those cash outlays noted in “Contractual Obligations” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal Transition Period Form 10-KT and in the “Commercial Commitments and Contractual Obligations” section below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase program, L3Harris Merger-related integration and other costs and cash payments to counterparties upon termination of yield-based treasury lock agreements (see Note S — Derivative Instruments and Hedging Activities in the Notes for additional information regarding derivative instruments), we do not anticipate any significant cash outlays during the remainder of fiscal 2020. For further information regarding COVID-19-related risks and uncertainties, see Part II, Item 1A. “Risk Factors” in this Report.
There can be no assurance, however, that our business will continue to generate cash flows at current levels or that the cost or availability of future borrowings, if any, under our commercial paper program or our credit facility or in the debt markets will not be impacted by any potential future credit or capital markets disruptions. For example, the commercial paper market was temporarily disrupted in March 2020 as a result of COVID-19, and although commercial paper markets are currently functioning in a normal manner, depending on future market conditions and volatility, commercial paper may not be available on favorable terms or at all, or in the capacity desired. If we are unable to maintain cash balances, generate cash flow from operations or borrow under our commercial paper program or our credit facility sufficient to service our obligations, we may be required to reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our share repurchases, reduce or eliminate dividends, refinance all or a portion of our existing debt, obtain additional financing or sell assets. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government and other markets we serve and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Net cash provided by operating activities: The $619 million increase in net cash provided by operating activities in the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 was primarily due to the impact of higher income (excluding the impact of non-cash items such as depreciation and amortization and impairment of goodwill and other assets), reflecting the inclusion of cash flows from L3 operations, and $188 million of less cash used to pay income taxes, partially offset by a $125 million increase in cash used to fund working capital.
Net cash used in investing activities: The $937 million increase in net cash provided by investing activities in the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 was primarily due to $963 million of net proceeds from sales of businesses, including $951 million of net cash proceeds from the sale of the airport security and automation business, partially offset by a $14 million increase in cash used for net additions of property, plant and equipment and $10 million used for an investment purchase.
Net cash used in financing activities: The $603 million increase in net cash used in financing activities in the two quarters ended July 3, 2020 compared with the two quarters ended June 28, 2019 was primarily due to a $700 million increase in cash used to repurchase shares of our common stock and an increase of $205 million in dividends paid, partially offset by $247 million more in net proceeds from borrowings.
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
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015 further extended the interest rate stabilization provision of MAP-21 until 2020. We made a voluntary contribution of $302 million to our U.S. qualified defined benefit pension plans during the Fiscal Transition Period. As a result, we are not required to make any contributions to our U.S. qualified defined benefit pension plans during the remainder of fiscal 2020.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $1.7 billion at July 3, 2020. See Note 15: “Pension and Other Postretirement Benefits” in the Notes to the Consolidated Financial Statements in our Fiscal Transition Period Form 10-KT and Note N — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.

Common Stock Repurchases
During the two quarters ended July 3, 2020, we used $700 million to repurchase 3,277,559 shares of our common stock under our current repurchase program at an average price per share of $213.57, including commissions of $.02 per share. During the two quarters ended June 28, 2019, we did not repurchase any shares of our common stock under our prior repurchase program. During the two quarters ended July 3, 2020 and June 28, 2019, $1 million and $5 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares purchased by us are canceled and retired.
At July 3, 2020, we had a remaining, unused authorization of approximately $1.8 billion under our current repurchase program, which does not have an expiration date. Repurchases under our current repurchase program may be made through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects, impacts of COVID-19 and other factors our Board and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our current repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
We were in compliance with the covenants in the 2019 Credit Agreement at July 3, 2020, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2019 Credit Agreement, to be greater than 0.65 to 1.00. At July 3, 2020, we had no borrowings outstanding under the 2019 Credit Agreement.
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
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note M — Debt in the Notes. As discussed in Note M — Debt in the Notes, in the first quarter of fiscal 2020, we completed the issuance and sale of $250 million in aggregate principal amount of Floating Rate Notes due March 10, 2023 and used the net proceeds from the sale to repay at maturity the $250 million in aggregate principal amount of our Floating Rate Notes due April 30, 2020.
Short-Term Debt: Our short-term debt at July 3, 2020 and January 3, 2020 was $2 million and $3 million, respectively, consisting of local borrowing by international subsidiaries for working capital needs.
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
Off-Balance Sheet Arrangements
In accordance with the definition under SEC rules, any of the following qualify as off-balance sheet arrangements:
•Any obligation under certain guarantee contracts;
•A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•Any obligation, including a contingent obligation, under certain derivative instruments; and
•Any obligation, including a contingent obligation, under a material variable interest in an unconsolidated entity that is held by, and material to, the registrant, where such entity provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or R&D services with the registrant.
As of July 3, 2020, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of July 3, 2020, we did not have material financial guarantees or other contractual commitments that we believe are reasonably likely to adversely affect our financial condition, results of operations or cash flows, and we were not a party to any related party transactions that materially affect our financial condition, results of operations or cash flows.
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
Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal Transition Period Form 10-KT include our commercial commitments and contractual obligations. Except for changes in our debt as described under “Capital Structure and Resources” in this MD&A as well as other changes resulting from the L3Harris Merger, no material changes occurred during the two quarters ended July 3, 2020 in our contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases or our commercial commitments, or in our contingent liabilities on outstanding surety bonds, standby letters of credit or other arrangements as disclosed in our Fiscal Transition Period Form 10-KT.
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
EAC adjustments resulted in the following impacts to operating income for the periods presented:

	Quarter Ended		Two Quarters Ended
	July 3, 2020	June 28, 2019	July 3, 2020	June 28, 2019

	(In millions)
Favorable adjustments	$161	$38	$343	$70
Unfavorable adjustments	(63)	(26)	(142)	(52)
Net operating income adjustments	$98	$12	$201	$18
Second Quarter 2020 Compared With Second Quarter 2019: The net favorable EAC adjustments in the quarter ended July 3, 2020 reflect benefits of operational performance on programs, including retirement of risks and schedule improvements, achievement of incentive payments and realization of synergy savings. The net favorable EAC adjustments were realized in all four of our business segments across numerous contracts. There were no EAC adjustments on any individual program with impacts to operating income in the quarters ended July 3, 2020 or June 28, 2019 that were material to our results of operations on a consolidated or segment basis for such periods.
First Two Quarters 2020 Compared With First Two Quarters 2019: The net favorable EAC adjustments in the two quarters ended July 3, 2020 reflect benefits of operational performance on programs, including retirement of risks and schedule improvements, achievement of incentive payments and realization of synergy savings. The net favorable EAC adjustments were realized in all four of our business segments across numerous contracts. There were no EAC adjustments on any individual program with impacts to operating income in the two quarters ended July 3, 2020 or June 28, 2019 that were material to our results of operations on a consolidated or segment basis for such periods.
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
Goodwill
Goodwill in our Condensed Consolidated Balance Sheet (Unaudited) as of July 3, 2020 and January 3, 2020 was $19.0 billion and $20.0 billion, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. We identify potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill, which is adjusted for allocations of Corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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
Quarter Ended April 3, 2020: Indications of potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit (which is part of our Aviation Systems segment) were present at April 3, 2020 due to COVID-19 and its impact on global air traffic and customer operations, which resulted in a decrease in the fiscal 2020 outlook for the reporting unit. Consequently, in connection with the preparation of our financial statements for the quarter ended April 3, 2020, we performed a quantitative impairment test on an interim basis. To test for potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit, we prepared an estimate of the fair value of the reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. Given the level of uncertainty as of April 3, 2020 in the outlook for the commercial aviation industry caused by the impact of the COVID-19 pandemic on global air traffic, our methodology for determining the fair value of the reporting unit placed the greatest weight on the expected fair value technique, and was dependent on our best estimates of future sales, operating costs and balance sheet metrics under a range of scenarios for future economic conditions. We assigned a probability to each scenario to calculate a set of probability-weighted projected cash flows, and an appropriate discount rate reflecting the risk in the projected cash flows was used to discount the expected cash flows to present value.
As a result of this impairment test, we concluded that goodwill related to our Commercial Aviation Solutions reporting unit was impaired as of April 3, 2020 and we recorded a non-cash impairment charge of $296 million (including $28 million attributable to noncontrolling interests) in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended April 3, 2020.

Quarter Ended July 3, 2020: Indications of potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit (which is part of our Aviation Systems segment) were present at July 3, 2020. Although our cash flow projections for the Commercial Aviation Solutions reporting unit did not change significantly compared with the projected cash flows used in our analysis as of April 3, 2020, we determined it was more-likely-than-not that the fair value of our Commercial Aviation Solutions reporting unit was less than its carrying amount as of July 3, 2020 due the amount by which the fair value of the Commercial Aviation Solutions reporting unit exceeded its carrying amount as of April 3, 2020 and heightened uncertainty regarding the timing of expected recovery for the overall commercial aviation market. Consequently, in connection with the preparation of our financial statements for the quarter ended July 3, 2020, we performed a quantitative test on an interim basis. To test for potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit, we prepared an estimate of the fair value of the reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. Given the level of current uncertainty in the outlook for the commercial aviation industry caused by the impact of the COVID-19 pandemic on global air traffic, our methodology for determining the fair value of the reporting unit placed the greatest weight on the expected fair value technique, and was dependent on our best estimates of future sales, operating costs and balance sheet metrics under a range of scenarios for future economic conditions. We assigned a probability to each scenario to calculate a set of probability-weighted projected cash flows, and an appropriate discount rate reflecting the risk in the projected cash flows was used to discount the expected cash flows to present value. As a result of this impairment test, we concluded that goodwill related to our Commercial Aviation Solutions reporting unit was impaired as of July 3, 2020, primarily due to a significant increase in the weighted-average cost of capital (“WACC”) rate used to discount the projected cash flows of our Commercial Aviation Solutions reporting unit to their present values, and we recorded a non-cash impairment charge of $54 million (including $8 million attributable to noncontrolling interests) in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended July 3, 2020.
See Note K — Goodwill and Other Intangible Assets in the Notes for additional information.
As of July 3, 2020, the estimated fair values for each of our other reporting units exceed their carrying values. However, for six of those reporting units, which have approximately $10 billion of goodwill in aggregate, the estimated fair value of the reporting unit exceeded the carrying value of the reporting unit by less than 10 percent, primarily due to the limited amount of time that has elapsed since the carrying values were established in connection with the L3Harris Merger. We are monitoring the impacts of COVID-19 on the fair value of our reporting units and do not currently anticipate any further material goodwill impairment charges as a result of COVID-19. However, an impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of the reporting units, future deterioration in the business, including from the impact of COVID-19, or a sharp increase in interest rates without a corresponding increase in future revenue.
Airport Security and Automation Business Goodwill Allocation
As described in more detail in Note C — Business Divestitures and Assets Sales in the Notes, we entered into a definitive agreement to sell our airport security and automation business on February 4, 2020 and completed the sale on May 4, 2020. Because the divestiture of the airport security and automation business represented the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $531 million of goodwill to the airport security and automation business disposal group on a relative fair value basis. The fair value of the airport security and automation business disposal group was determined based on the negotiated selling price, and the fair value of the retained businesses of the reporting unit was determined based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. In conjunction with the relative fair value allocation, we tested goodwill assigned to the disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met in late January 2020.

EOTech Business Goodwill Allocation
As described in more detail in Note C — Business Divestitures and Assets Sales in the Notes, we entered into a definitive agreement to sell our EOTech business on March 20, 2020 and completed the sale on July 31, 2020. Because the then-pending divestiture of the EOTech business represented the disposal of a portion of a reporting unit within our Communication Systems segment, we assigned $9 million of goodwill to the EOTech business disposal group on a relative fair value basis. The fair value of the EOTech business disposal group was determined based on the negotiated selling price, and the fair value of the retained businesses of the reporting unit was determined based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. In conjunction with the relative fair value allocation, we tested goodwill assigned to the disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed.
Other AS Disposal Group Allocation
As described in more detail in Note C — Business Divestitures and Assets Sales in the Notes, during the quarter ended July 3, 2020, we determined the criteria to be classified as held for sale were met with respect to another business within our Aviation Systems segment (“other AS disposal group”). The income before income taxes of the other AS disposal group were not material for the quarter and two quarters ended July 3, 2020. We assigned $14 million of goodwill to the other AS disposal group on a relative fair value basis during the quarter ended July 3, 2020, when the held for sale criteria were met. In connection with the preparation of our financial statements for the quarter ended July 3, 2020, we concluded that goodwill related to the other AS disposal group was impaired and recorded a non-cash impairment charge of $14 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended July 3, 2020.
Accounting for Business Combinations
We follow the acquisition method of accounting to record identifiable assets acquired, liabilities assumed and noncontrolling interests in the acquiree recognized in connection with acquired businesses at their estimated fair value as of the date of acquisition. Amounts recorded associated with these assets and liabilities are based on preliminary calculations, and our estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the closing date of the business combination).
Intangible assets from business combinations are recognized at their estimated fair values as of the date of acquisition and generally consist of customer relationships, trade names, developed technology and in-process R&D. Determination of the estimated fair value of intangible assets requires judgment. The fair value of customer contractual relationships is determined based on estimates and judgments regarding future after-tax earnings and cash flows arising from follow-on sales on contract renewals expected from customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory asset charge, all of which is discounted to present value. The fair value of trade name intangible assets is determined utilizing the relief from royalty method. Under this form of the income approach, a royalty rate based on observed market royalties is applied to projected revenue supporting the trade name and discounted to present value using an appropriate discount rate. Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. Finite-lived intangible assets are amortized to expense over their useful lives, generally ranging from three to twenty years. The fair value of identifiable intangible assets acquired in connection with the L3Harris Merger was approximately $8.5 billion.
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
•The COVID-19 pandemic could have a material adverse effect on our business operations, financial condition, results of operations and cash flows.
•We depend on U.S. Government customers for a significant portion of our revenue, and the loss of these relationships, a reduction in U.S. Government funding or a change in U.S. Government spending priorities could have an adverse impact on our business, financial condition, results of operations and cash flows.
•We depend significantly on U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations and cash flows.
•The U.S. Government’s budget deficit and the national debt, as well as any inability of the U.S. Government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse impact on our business, financial condition, results of operations and cash flows.
•We could be negatively impacted by a security breach, through cyber attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our IT networks and related systems or of those we operate for certain of our customers.
•Our ability to successfully manage ongoing business and organizational changes could impact our business results.
•Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts. In particular, our fixed-price contracts could subject us to losses in the event of cost overruns or a significant increase in inflation.
•We use estimates in accounting for many of our programs, and changes in our estimates could adversely affect our future financial results.
•We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.
•The level of returns on defined benefit plan assets, changes in interest rates and other factors could affect our financial condition, results of operations and cash flows in future periods.
•We may not be successful in obtaining the necessary export licenses to conduct certain operations abroad, and Congress may prevent proposed sales to certain foreign governments.
•Disputes with our subcontractors or the inability of our subcontractors to perform, or our key suppliers to timely deliver our components, parts or services, could cause our products, systems or services to be produced or delivered in an untimely or unsatisfactory manner.
•Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.
•Our future success will depend on our ability to develop new products, systems, services and technologies that achieve market acceptance in our current and future markets.
•We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.
•We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.
•Strategic transactions, including mergers, acquisitions and divestitures, involve significant risks and uncertainties that could adversely affect our business, financial condition, results of operations and cash flows.
•The outcome of litigation or arbitration in which we are involved from time to time is unpredictable, and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations and cash flows.

•We are subject to government investigations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and future prospects.
•Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
•Our commercial aviation products, systems and services business is affected by global demand and economic factors that could negatively impact our financial results.
•We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.
•Changes in our effective tax rate may have an adverse effect on our results of operations.
•Our level of indebtedness and our ability to make payments on or service our indebtedness and our unfunded defined benefit plans liability may adversely affect our financial and operating activities or our ability to incur additional debt.
•A downgrade in our credit ratings could materially adversely affect our business.
•Unforeseen environmental issues could have a material adverse effect on our business, financial condition, results of operations and cash flows.
•We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
•Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other long-term assets to become impaired, resulting in substantial losses and write-downs that would adversely affect our results of operations.
•We must attract and retain key employees, and any failure to do so could seriously harm us.
•Some of our workforce is represented by labor unions, so our business could be harmed in the event of a prolonged work stoppage.
•We may fail to realize all of the anticipated benefits of the L3Harris Merger or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the businesses.
•Certain business uncertainties arising from the L3Harris Merger could adversely affect our businesses and operations.
•We have incurred and will incur direct and indirect costs as a result of the L3Harris Merger.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. There were no material changes during the two quarters ended July 3, 2020 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Fiscal Transition Period Form 10-KT.
Foreign Exchange and Currency: Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than functional currencies of such businesses. We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include the accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at July 3, 2020 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign currency denominated assets, liabilities and firm commitments. See Note S — Derivative Instruments and Hedging Activities in the Notes for additional information.

Interest Rates: As of July 3, 2020, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at July 3, 2020 would not have had a material impact on the fair value of these obligations. There is no interest-rate risk associated with these obligations on our results of operations or cash flows unless existing obligations are refinanced upon maturity at then-current interest rates, because the interest rates are fixed until maturity, and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.
As of July 3, 2020, we also had long-term variable-rate debt obligations of $250 million of Floating Rate Notes due March 10, 2023. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these debt obligations at July 3, 2020 would not have had a material impact on our results of operations or cash flows. See Note M — Debt in the Notes for further information.
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
As of July 3, 2020, we had two outstanding treasury lock agreements, with an aggregate notional amount of $650 million, to hedge our exposure to fluctuations in the benchmark interest rate (10-year U.S. Treasury rate) associated with our anticipated issuance of long-term fixed-rate notes to redeem or repay at maturity the entire $650 million outstanding principal amount of the 4.95% Notes due February 15, 2021 (“4.95% 2021 Notes”). We designated these treasury locks as cash flow hedges against fluctuations in interest payments on the 4.95% 2021 Notes due to changes in the benchmark interest rate prior to issuance, which we expect to occur before the date of maturity of the 4.95% 2021 Notes. An unrealized after-tax loss of $71 million associated with these treasury locks was deferred in accumulated other comprehensive loss at July 3, 2020. A 10 percent change in the 10-year U.S. Treasury rate at July 3, 2020 would not have had a material impact on the fair value of these treasury lock agreements or our results of operations or cash flows. See Note S — Derivative Instruments and Hedging Activities in the Notes for additional information.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of July 3, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of July 3, 2020, our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. As part of our integration with L3, we are in the process of incorporating our controls and procedures with respect to L3’s operations, and we will include internal controls with respect to L3’s operations in our assessment of the effectiveness of our internal control over financial reporting as of the end of 2020. We evaluated the impacts of COVID-19 on our ability to maintain effective internal controls and concluded that our internal control environment was not materially affected during the quarter ended July 3, 2020. Other than continuing to incorporate our controls and procedures with respect to L3’s operations, there have been no changes in our internal control over financial reporting that occurred during the quarter ended July 3, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
General. From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At July 3, 2020, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at July 3, 2020 are reserved against or would not have a material adverse effect on our financial condition, results of operations or cash flows.
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
In March 2020, COVID-19 was recognized as a pandemic by the World Health Organization and declared a national emergency by the U.S. Government. We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it is impacting our workforce, communities, suppliers, subcontractors, distributors, resellers and customers. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which will adversely affect our business operations and may materially and adversely affect our financial condition, results of operations and cash flows.
In addition to volatility in the overall demand environment for our products, systems and services, we have restricted the operations of our facilities, and we may continue to restrict operations if we deem it necessary or if recommended or mandated by governmental authorities which would have a further adverse impact on us. For example, we have temporarily closed some of our flight training facilities in Europe and several other locations and implemented certain travel restrictions, which have disrupted how we operate our business, and we have also recognized $69 million and $394 million of charges for impairment of goodwill and other assets and other COVID-19-related impacts in the quarter and two quarters ended July 3, 2020, respectively. The COVID-19 pandemic may also impact our supply chains, including the ability of suppliers and vendors to provide their products and services to us.
Further, our management is focused on mitigating the effects of COVID-19, which has required and will continue to require, a large investment of time and resources across our enterprise and will delay other value-added services or initiatives. Additionally, many of our employees are currently working remotely. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cyber security risks, and impair our ability to manage our business.
If our responses to the pandemic are unsuccessful, or if customers do not perceive our response to be adequate for the United States or our international markets, we could suffer damage to our reputation, which could adversely affect our business.

The extent to which the COVID-19 pandemic impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and transmission rate of the virus; the ultimate geographic spread of the virus; the duration of the outbreak; the extent and effectiveness of containment actions; governmental, business and other actions (which could include limitations on our operations or mandates to provide products, systems or services); the impacts on our supply chain; the impact of the pandemic on economic activity; the extent and duration of the effect on customer demand and buying patterns; the effects of additional business or facility closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our businesses and facilities, particularly if members of our workforce are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. In addition, disruptions or turmoil in the credit or financial markets or impacts on our credit ratings from the pandemic could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.
In addition, we cannot predict the impact that COVID-19 will have on our workforce, communities, suppliers, subcontractors, distributors, resellers or customers, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. “Risk Factors” of our Fiscal Transition Period Form 10-KT, any of which could have a material effect on us. This situation continues to evolve, sometimes rapidly, and additional impacts may arise that we are not aware of currently.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the quarter ended July 3, 2020, we did not repurchase any shares of our common stock under our current repurchase program. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects, impacts of COVID-19 and other factors our Board of Directors and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are canceled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended July 3, 2020:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(April 4, 2020 - May 1, 2020)
Repurchase program(1)	—	—	—	$1,800,204,462
Employee transactions(2)	4,596	$188.60	—	—
Month No. 2
(May 2, 2020 - May 29, 2020)
Repurchase program(1)	—	$—	—	$1,800,204,462
Employee transactions(2)	4,363	$188.89	—	—
Month No. 3
(May 30, 2020 - July 3, 2020)
Repurchase program(1)	—	$—	—	$1,800,204,462
Employee transactions(2)	5,162	$193.85	—	—
Total	14,121		—	$1,800,204,462
_______________
*  Periods represent our fiscal months.
(1)On July 1, 2019, we announced that our Board of Directors approved a $4 billion share repurchase program (our “2019 Repurchase Program”) replacing our prior share repurchase program and authorizing us to repurchase up to $4 billion in shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of July 3, 2020, $1,800,204,462 (as reflected in the table above) was the approximate dollar amount of our common stock that could still be purchased under our 2019 Repurchase Program, which does not have a stated expiration date.
(2)Represents a combination of: (a) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance units, restricted units or restricted shares that vested during the quarter and (b) performance units, restricted units or restricted shares returned to us upon retirement or employment termination of employees. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

Sales of Unregistered Equity Securities
During the quarter ended July 3, 2020, we did not issue or sell any unregistered equity securities.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.

Item 5. Other Information.
Not Applicable.
Item 6. Exhibits.
EXHIBIT INDEX
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(3)
(a) Restated Certificate of Incorporation of L3Harris Technologies, Inc. (1995), as amended, incorporated herein by reference to Exhibit 10.A to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020. (Commission File Number 1-3863)

(b) Amended and Restated By-Laws of L3Harris Technologies, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2020. (Commission File Number 1-3863)

(10.1)	Amendment Three to the L3Harris Retirement Savings Plan (amended and restated as of January 1, 2020), dated May 1, 2020.*
(10.2)	Amendment Four to the L3Harris Retirement Savings Plan (amended and restated as of January 1, 2020), dated July 8, 2020.*
(15)	Letter Regarding Unaudited Interim Financial Information
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)	Section 1350 Certification of Chief Executive Officer.
(32.2)	Section 1350 Certification of Chief Financial Officer.
(101)	The financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.
(104)	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_______________
* Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)

Date: August 4, 2020	By:	/s/ Jesus Malave Jr.
Jesus Malave Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)