Form 10-Q
period 2020-10-02
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2020-11-02
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☑  No
The number of shares outstanding of the registrant’s common stock as of October 30, 2020 was 210,112,037 shares.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended October 2, 2020
This Report contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
(In millions, except per share amounts)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019

Revenue from product sales and services	$4,463	$4,431	$13,534	$8,024
Cost of product sales and services	(3,152)	(3,242)	(9,625)	(5,604)
Engineering, selling and administrative expenses	(817)	(999)	(2,484)	(1,658)
Business divestiture-related (losses) gains	(10)	229	(62)	229
Impairment of goodwill and other assets	—	—	(394)	—
Non-operating income	96	79	296	173
Interest income	4	9	12	10
Interest expense	(66)	(67)	(202)	(149)
Income from continuing operations before income taxes	518	440	1,075	1,025
Income taxes	(87)	(5)	(171)	(78)
Income from continuing operations	431	435	904	947
Discontinued operations, net of income taxes	(1)	—	(2)	(1)
Net income	430	435	902	946
Noncontrolling interests, net of income taxes	(4)	(6)	24	(6)
Net income attributable to L3Harris Technologies, Inc.	$426	$429	$926	$940

Amounts attributable to L3Harris Technologies, Inc. common shareholders
Income from continuing operations	$427	$429	$928	$941
Discontinued operations, net of income taxes	(1)	—	(2)	(1)
Net income	$426	$429	$926	$940

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic
Continuing operations	$2.00	$1.93	$4.31	$6.25
Discontinued operations	—	—	(0.01)	—
	$2.00	$1.93	$4.30	$6.25
Diluted
Continuing operations	$1.99	$1.90	$4.27	$6.13
Discontinued operations	(0.01)	—	(0.01)	—
	$1.98	$1.90	$4.26	$6.13

Basic weighted average common shares outstanding	213.4	222.6	215.5	150.6
Diluted weighted average common shares outstanding	215.1	225.4	217.3	153.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
(In millions)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019

Net income	$430	$435	$902	$946
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	32	(25)	(28)	(24)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	5	(38)	(55)	(57)
Net unrecognized loss on postretirement obligations, net of income taxes	—	—	—	(478)
Other comprehensive income (loss) recognized during the period	37	(63)	(83)	(559)
Less: reclassification adjustments for (gains) losses included in net income	(3)	14	1	14
Other comprehensive income (loss), net of income taxes	34	(49)	(82)	(545)
Total comprehensive income	464	386	820	401
Comprehensive (income) loss attributable to noncontrolling interests	(4)	(6)	24	(6)
Total comprehensive income attributable to L3Harris Technologies, Inc.	$460	$380	$844	$395
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except shares)	October 2, 2020	January 3, 2020

Assets
Current Assets
Cash and cash equivalents	$1,341	$824
Receivables	1,128	1,216
Contract assets	2,416	2,459
Inventories	894	1,219
Income taxes receivable	197	202
Other current assets	383	392
Assets of disposal group held for sale	34	—
Total current assets	6,393	6,312
Non-current Assets
Property, plant and equipment	2,047	2,117
Operating lease right-of-use assets	878	837
Goodwill	18,992	20,001
Other intangible assets	8,172	8,458
Deferred income taxes	116	102
Other non-current assets	547	509
Total non-current assets	30,752	32,024
	$37,145	$38,336
Liabilities and Equity
Current Liabilities
Short-term debt	$2	$3
Accounts payable	1,207	1,261
Contract liabilities	1,089	1,214
Compensation and benefits	411	460
Other accrued items	1,239	790
Income taxes payable	37	24
Current portion of long-term debt, net	666	257
Liabilities of disposal group held for sale	15	—
Total current liabilities	4,666	4,009
Non-current Liabilities
Defined benefit plans	1,583	1,819
Operating lease liabilities	737	781
Long-term debt, net	6,261	6,694
Deferred income taxes	1,402	1,481
Other long-term liabilities	1,057	808
Total non-current liabilities	11,040	11,583
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 210,004,233 shares at October 2, 2020 and 218,226,614 shares at January 3, 2020	210	218
Other capital	19,310	20,694
Retained earnings	2,383	2,183
Accumulated other comprehensive loss	(590)	(508)
Total shareholders’ equity	21,313	22,587
Noncontrolling interests	126	157
Total equity	21,439	22,744
	$37,145	$38,336
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
(In millions)	October 2, 2020	September 27, 2019

Operating Activities
Net income	$902	$946
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	768	330
Share-based compensation	71	124
Share-based matching contributions under defined contribution plans	168	90
Qualified pension plan contributions	(7)	(328)
Pension and other postretirement benefit plan income	(241)	(132)
Impairment of goodwill and other assets	394	—
Business divestiture-related losses (gains)	62	(229)
Gain on sale of asset group	—	(12)
Deferred income taxes	(142)	41
(Increase) decrease in:
Accounts receivable	(35)	50
Contract assets	(98)	(88)
Inventories	139	88
Increase (decrease) in:
Accounts payable	(2)	17
Contract liabilities	(94)	10
Compensation and benefits	(42)	70
Income taxes	86	(124)
Other accrued items	102	(3)
Other	61	(53)
Net cash provided by operating activities	2,092	797
Investing Activities
Net additions of property, plant and equipment	(194)	(178)
Proceeds from sales of businesses, net	1,002	346
Net cash acquired in L3Harris Merger	—	1,132
Proceeds from sale of asset group	—	20
Other investing activities	(10)	2
Net cash provided by investing activities	798	1,322
Financing Activities
Net proceeds from borrowings	249	4
Repayments of borrowings	(257)	(405)
Proceeds from exercises of employee stock options	39	127
Repurchases of common stock	(1,850)	(750)
Cash dividends	(546)	(334)
Tax withholding payments associated with vested share-based awards	(2)	(88)
Other financing activities	(6)	(7)
Net cash used in financing activities	(2,373)	(1,453)
Effect of exchange rate changes on cash and cash equivalents	—	(8)
Net increase in cash and cash equivalents	517	658
Cash and cash equivalents, beginning of year	824	343
Cash and cash equivalents, end of quarter	$1,341	$1,001
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

Balance at July 3, 2020	$216	$20,260	$2,250	$(624)	$124	$22,226
Net income	—	—	426	—	4	430
Other comprehensive gain	—	—	—	34	—	34
Shares issued under stock incentive plans	—	2	—	—	—	2
Shares issued under defined contribution plans	1	45	—	—	—	46
Share-based compensation expense	—	31	—	—	—	31
Tax withholding payments on share-based awards	—	(1)	—	—	—	(1)
Repurchases and retirement of common stock	(7)	(1,028)	(115)	—	—	(1,150)
Cash dividends ($.85 per share)	—	—	(179)	—	—	(179)
Other, including distributions to noncontrolling interests	—	1	1	—	(2)	—
Balance at October 2, 2020	$210	$19,310	$2,383	$(590)	$126	$21,439

Balance at June 28, 2019	$119	$1,778	$2,173	$(707)	$—	$3,363
Net income	—	—	429	—	6	435
Other comprehensive loss	—	—	—	(49)	—	(49)
Shares issued for L3Harris Merger	104	19,696	—	—	—	19,800
Shares issued under stock incentive plans	2	93	—	—	—	95
Shares issued under defined contribution plans	—	48	—	—	—	48
Share-based compensation expense	—	94	—	—	—	94
Tax withholding payments on share-based awards	—	(83)	—	—	—	(83)
Repurchases and retirement of common stock	(3)	(336)	(411)	—	—	(750)
Cash dividends ($.75 per share)	—	—	(172)	—	—	(172)
Fair value of noncontrolling interests recognized in purchase accounting	—	—	—	—	151	151
Other, including distributions to noncontrolling interests	—	(2)	—	—	(5)	(7)
Balance at September 27, 2019	$222	$21,288	$2,019	$(756)	$152	$22,925

Balance at January 3, 2020	$218	$20,694	$2,183	$(508)	$157	$22,744
Net income	—	—	926	—	(24)	902
Other comprehensive loss	—	—	—	(82)	—	(82)
Shares issued under stock incentive plans	1	38	—	—	—	39
Shares issued under defined contribution plans	1	167	—	—	—	168
Share-based compensation expense	—	71	—	—	—	71
Tax withholding payments on share-based awards	—	(2)	—	—	—	(2)
Repurchases and retirement of common stock	(10)	(1,659)	(181)	—	—	(1,850)
Cash dividends ($2.55 per share)	—	—	(546)	—	—	(546)
Other, including distributions to noncontrolling interests	—	1	1	—	(7)	(5)
Balance at October 2, 2020	$210	$19,310	$2,383	$(590)	$126	$21,439

Balance at December 28, 2018	$118	$1,681	$1,824	$(211)	$—	$3,412
Net income	—	—	940	—	6	946
Other comprehensive loss	—	—	—	(545)	—	(545)
Shares issued for L3Harris Merger	104	19,696	—	—	—	19,800
Shares issued under stock incentive plans	2	125	—	—	—	127
Shares issued under defined contribution plans	1	90	—	—	—	91
Share-based compensation expense	—	122	—	—	—	122
Tax withholding payments on share-based awards	—	(88)	—	—	—	(88)
Repurchases and retirement of common stock	(3)	(336)	(411)	—	—	(750)
Cash dividends ($2.12 per share)	—	—	(334)	—	—	(334)
Fair value of noncontrolling interests recognized in purchase accounting	—	—	—	—	151	151
Other, including distributions to noncontrolling interests	—	(2)	—	—	(5)	(7)
Balance at September 27, 2019	$222	$21,288	$2,019	$(756)	$152	$22,925
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of L3Harris Technologies, Inc. and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “L3Harris,” “Company,” “we,” “our” and “us” refer to L3Harris Technologies, Inc. and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by L3Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and equity in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, cash flows and equity for the periods presented therein. The results for the quarter and three quarters ended October 2, 2020 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at January 3, 2020 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Transition Report on Form 10-KT for the fiscal transition period from June 29, 2019 to January 3, 2020 (our “Fiscal Transition Period Form 10-KT”), which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Fiscal Transition Period Form 10-KT.
Amounts contained in this Report may not always add to totals due to rounding.
L3Harris Merger
See Note B — Business Combination in these Notes for information related to the business combination in which Harris Corporation (“Harris”) and L3 Technologies, Inc. (“L3”) combined their respective businesses in an all-stock merger that resulted in our combined Company, L3Harris Technologies, Inc.
Due to the L3Harris Merger (as defined in Note B — Business Combination in these Notes), the three quarters ended October 2, 2020 reflect the results of the combined Company, while the three quarters ended September 27, 2019 reflect the results of only Harris operating businesses for the two quarters ended June 28, 2019 and the results of the combined Company for the quarter ended September 27, 2019.
Organizational Structure
We implemented a new organizational structure effective on June 29, 2019, which resulted in changes to our operating segments, which are also reportable segments and referred to as our business segments. During the quarter ended April 3, 2020, we further adjusted our segment reporting to better align our businesses and transferred two businesses between our Integrated Mission Systems and Space and Airborne Systems segments. The historical results, discussion and presentation of our business segments as set forth in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these changes.
Divestitures
See Note C — Business Divestitures and Assets Sales in these Notes for information regarding the following and other divestitures by us in 2019 and 2020: the divestiture of the Harris Night Vision business completed on September 13, 2019; the divestiture of the Security & Detection Systems and MacDonald Humfrey Automation solutions business completed on May 4, 2020; the divestiture of the Applied Kilovolts and Analytical Instrumentation business completed on May 15, 2020; and the divestiture of the EOTech business completed on July 31, 2020.
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
Adoption of New Accounting Standards
Effective January 3, 2020, we adopted Accounting Standards Update 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments on a modified retrospective basis. The new standard replaces the existing impairment model, under which impairment of financial instruments, including accounts receivable and contract assets, is recognized when it becomes probable a loss has been incurred, with a model that requires recognition of expected credit losses over the estimated life of an asset at inception and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. Adopting this standard did not have a material impact on our financial condition, results of operations, cash flows or equity.
Note B — Business Combination
On October 12, 2018, Harris Corporation, a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with L3 Technologies, Inc., a Delaware corporation, and Leopard Merger Sub Inc., a Delaware corporation and a newly formed, direct wholly owned subsidiary of Harris (“Merger Sub”), pursuant to which Harris and L3 agreed to combine their respective businesses in an all-stock merger, at the closing of which Merger Sub would merge with and into L3, with L3 continuing as the surviving corporation and a direct wholly owned subsidiary of Harris (the “L3Harris Merger”).
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
We accounted for the L3Harris Merger under the acquisition method of accounting, which required us to measure identifiable assets acquired, liabilities assumed and any noncontrolling interests in the acquiree at their fair values as of the Closing Date, with the excess of the consideration transferred over those fair values recorded as goodwill.

Our calculation of consideration transferred is summarized below:

(In millions, except exchange ratio and per share amounts)	June 29, 2019

Outstanding shares of L3 common stock as of June 28, 2019	79.63
L3 restricted stock unit awards settled in shares of L3Harris common stock	0.41
L3 performance unit awards settled in shares of L3Harris common stock	0.04
80.08
Exchange Ratio	1.30
Shares of L3Harris common stock issued for L3 outstanding common stock	104.10
Price per share of L3Harris common stock as of June 28, 2019	$189.13
Fair value of L3Harris common stock issued for L3 outstanding common stock	$19,689
Fair value of replacement restricted stock units attributable to merger consideration	10
Fair value of L3Harris stock options issued to replace L3 outstanding stock options	101
Withholding tax liability incurred for converted L3 share-based awards	45
Fair value of replacement award consideration	156
Fair value of total consideration	19,845
Less cash acquired	(1,195)
Total net consideration transferred	$18,650
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

(In millions)	Preliminary Fair Value as of September 27, 2019	Measurement Period Adjustments	Adjusted Fair Value as of July 3, 2020

Receivables	$849	$(20)	$829
Contract assets	1,708	(57)	1,651
Inventories	1,056	(73)	983
Other current assets	517	(16)	501
Property, plant and equipment	1,176	43	1,219
Operating lease right-of-use assets	704	108	812
Goodwill	15,423	(841)	14,582
Other intangible assets	6,768	1,690	8,458
Other non-current assets	327	(13)	314
Total assets acquired	$28,528	$821	$29,349

Accounts payable	$898	$(13)	$885
Contract liabilities	722	4	726
Other current liabilities	772	301	1,073
Operating lease liabilities	715	45	760
Defined benefit plans	1,411	—	1,411
Long-term debt, net	3,548	—	3,548
Other long-term liabilities	1,661	480	2,141
Total liabilities assumed	9,727	817	10,544
Net assets acquired	18,801	4	18,805
Noncontrolling interests	(151)	(4)	(155)
Total net consideration transferred	$18,650	$—	$18,650

Additionally, we acquired certain off-market customer contracts in connection with the L3Harris Merger, and we have recorded liabilities as well as separate identifiable intangible assets for the acquisition-date fair value of the off-market components of these customer contracts. In aggregate, the acquisition-date fair value of the off-market components was a net liability of $139 million. We measured the fair value of these components as the present value of the amount by which the terms of the contract with the customer deviated from the terms that a market participant could have achieved at the Closing Date. The off-market components of these contracts will be recognized as an increase to, or reduction of, revenue as we incur costs to satisfy the associated performance obligations. We recognized $11 million and $51 million of revenue in the quarter and three quarters ended October 2, 2020, respectively, for amortization of net off-market contract liabilities (including, for three quarters ended October 2, 2020, the cumulative effect of amortization that would have been recognized in the Fiscal Transition Period). We recognized $13 million for amortization of net off-market contract liabilities in the Fiscal Transition Period. Future estimated revenue from the amortization of net off-market contract liabilities (based on the estimated pattern of cash flows to be incurred to satisfy associated performance obligations) is as follows: $7 million in the remainder of 2020, $20 million in 2021, $15 million in 2022, $10 million in 2023 and $23 million thereafter.
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
The following table provides further detail of the fair value and weighted-average amortization period of identifiable intangible assets acquired by major intangible asset class:

	Weighted Average Amortization Period	Total
	(In years)	(In millions)

Identifiable intangible assets acquired:
Customer relationships (Government)	14	$5,082
Customer relationships (Commercial)	15	860
Contract backlog	3	19
Trade names — divisions	9	123
Developed technologies	7	550
Total identifiable intangible assets subject to amortization	13	6,634
Trade names — corporate	indefinite	1,803
In-process research and development	n/a	21
Total identifiable intangible assets		$8,458
L3Harris Merger-related charges were as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019

Equity award acceleration charges, recognized upon change in control	$—	$(61)	$—	$(61)
Transaction costs, recognized as incurred	—	(74)	—	(96)
Additional cost of sales related to the fair value step-up in inventory sold	—	(92)	(31)	(92)
Restructuring charges	—	(111)	(7)	(111)
Integration costs, recognized as incurred	(27)	(35)	(95)	(65)
Total L3Harris Merger-related charges	$(27)	$(373)	$(133)	$(425)
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

Pro Forma Results
The following unaudited consolidated pro forma results of operations for the three quarters ended September 27, 2019 combines reported results for the quarter ended September 27, 2019 with the pro forma results for the two quarters ended June 28, 2019. The pro forma results for the two quarters ended June 28, 2019 were prepared on a pro forma basis, as if the L3Harris Merger had been completed as of June 30, 2018, the first day of Harris’ fiscal 2019, after including any post-acquisition adjustments directly attributable to the acquisition, such as the sale of Harris’ Night Vision business, and after including the impact of pro forma adjustments such as amortization of identifiable intangible assets as well as the related income tax effects. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of our results of operations that actually would have been obtained had the combination of Harris and L3 been completed on the assumed date or for the period presented, or which may be realized in the future.

(In millions)	Three Quarters Ended September 27, 2019

Revenue from product sales and services — as reported	$8,024
Revenue from product sales and services — pro forma	13,265
Income from continuing operations — as reported	947
Income from continuing operations — pro forma	1,252
Note C — Business Divestitures and Assets Sales
EOTech business. On July 31, 2020, we completed the divestiture of our EOTech business for $42 million (net cash proceeds of $40 million after selling costs and estimated purchase price adjustments), subject to final customary purchase price adjustments as set forth in the definitive sale agreement, and recognized a pre-tax gain of $2 million, which is included in the “Business divestiture-related (losses) gains” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter and three quarters ended October 2, 2020. The EOTech business manufactures holographic sighting systems, magnified field optics and accessories for military, law enforcement and commercial markets around the world. The operating results of the EOTech business through the date of divestiture are reported as part of our Communication Systems segment. Income before income taxes of the EOTech business through the date of divestiture was not material for the quarter or three quarters ended October 2, 2020 or the quarter or three quarters ended September 27, 2019.
In connection with the preparation of our financial statements for the quarter ended April 3, 2020, we tested goodwill assigned to the EOTech business disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met.
Applied Kilovolts and Analytical Instrumentation business. On May 15, 2020, we completed the divestiture of our Applied Kilovolts and Analytical Instrumentation business for net cash proceeds of $12 million, after selling costs and estimated purchase price adjustments, subject to final customary purchase price adjustments as set forth in the definitive sale agreement. The operating results of the Applied Kilovolts and Analytical Instrumentation business through the date of divestiture are reported as part of our Space and Airborne Systems segment. Income before income taxes of the Applied Kilovolts and Analytical Instrumentation business through the date of divestiture was not material for the three quarters ended October 2, 2020 or the quarter or three quarters ended September 27, 2019.
In connection with the preparation of our financial statements for the quarter ended April 3, 2020, we tested goodwill assigned to the Applied Kilovolts and Analytical Instrumentation business disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that goodwill related to the disposal group was impaired. As a result, we recorded a non-cash impairment charge of $5 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the three quarters ended October 2, 2020.
Airport security and automation business. On May 4, 2020, we completed the divestiture of the Security & Detection Systems and MacDonald Humfrey Automation solutions business (“airport security and automation business”) to Leidos, Inc. for $1 billion (net cash proceeds of $950 million after selling costs and estimated purchase price adjustments), subject to final customary purchase price adjustments as set forth in the definitive sale agreement, and recognized a pre-tax loss of $26 million during the quarter ended July 3, 2020. During the quarter ended October 2, 2020, we recognized a $2 million adjustment related to selling costs, which increased the loss initially recognized. These charges are included in the “Business divestiture-related (losses) gains” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter and three quarters ended October 2, 2020. The airport security and automation business provides solutions used by the aviation and transportation industries, regulatory and customs authorities, government and law enforcement agencies and commercial and other high-security facilities. The operating results of the airport security and automation business through the date of divestiture are reported as part of our Aviation Systems segment. Income before income taxes of the airport security and automation business through the date of divestiture was not material for the three quarters ended October 2, 2020 or the quarter or three quarters ended September 27, 2019.

Because the then-pending divestiture of the airport security and automation business would represent the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $531 million of goodwill to the airport security and automation business disposal group on a relative fair value basis during the quarter ended April 3, 2020, when the held for sale criteria were met. In connection with the preparation of our financial statements for the quarter ended April 3, 2020, we tested goodwill assigned to the disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met in late January 2020. However, indicators of potential impairment of goodwill related to the retained businesses of the reporting unit were present at April 3, 2020 and July 3, 2020 due to the downturn in the commercial aviation market that resulted from the novel COVID-19 strain of coronavirus (“COVID-19”) pandemic and its impact on global air traffic and customer demand. See Note K — Goodwill and Other Intangible Assets in these Notes for additional information regarding goodwill impairment.
Other AS Disposal Group. During the quarter ended July 3, 2020, we determined the criteria to be classified as held for sale were met with respect to another business within our Aviation Systems segment (“other AS disposal group”); consequently, the assets and liabilities of the other AS disposal group are classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) as of October 2, 2020. Income before income taxes of the other AS disposal group was not material for the quarter or three quarters ended October 2, 2020 or the quarter or three quarters ended September 27, 2019.
Because the potential divestiture of the other AS disposal group would represent the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $14 million of goodwill to the other AS disposal group on a relative fair value basis during the quarter ended July 3, 2020, when the held for sale criteria were met. In connection with the preparation of our financial statements for the quarter ended July 3, 2020, we recognized a $28 million loss to reduce the assets of the other AS disposal group to fair value, which included a non-cash goodwill impairment charge of $14 million (based on the excess of the carrying value of the business over estimated net cash proceeds, after estimated purchase price adjustments) and a $14 million non-cash remeasurement loss to reduce the remaining assets to fair value. In connection with the preparation of our financial statements for the quarter ended October 2, 2020, we recognized an additional non-cash remeasurement loss of $10 million to reduce the assets of the other AS disposal group to fair value. These charges are included in the “Impairment of goodwill and other assets” and “Business divestiture-related (losses) gains” line items in our Condensed Consolidated Statement of Income (Unaudited) for the quarter and three quarters ended October 2, 2020. The carrying amounts of assets and liabilities of the other AS disposal group that were classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) at October 2, 2020 were $34 million and $15 million, respectively. We expect to complete the sale of the other AS disposal group by the end of the first quarter of 2021.
Harris Night Vision. On September 13, 2019, we completed the sale of the Harris Night Vision business, a global supplier of high-performance, vision-enhancing products for U.S. and allied military and security forces and commercial customers, for $350 million (net cash proceeds of $343 million after selling costs and purchase price adjustments), subject to final customary purchase price adjustments pursuant to a definitive agreement we entered into on April 4, 2019 as part of the regulatory process in connection with the L3Harris Merger, and recognized a pre-tax gain of $229 million in the “Business divestiture-related (losses) gains” line item in our Condensed Consolidated Statement of Income (Unaudited) during the quarter ended September 27, 2019. During the quarter ended July 3, 2020, we finalized the purchase price adjustments and recognized a $12 million non-cash adjustment related to working capital, which decreased the gain initially recognized and is included in the “Business divestiture-related (losses) gains” line item in our Condensed Consolidated Statement of Income (Unaudited) for the three quarters ended October 2, 2020.
Through fiscal 2019, the Harris Night Vision business was reported as part of our former Communication Systems segment. As a result of the then-pending divestiture, the Harris Night Vision business was not included in any of our new business segments and, consequently, the operating results of the business are included in “Other non-reportable business segments” for the quarter and three quarters ended September 27, 2019 in this Report. See Note V — Business Segment Information in these Notes for additional information.
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
Stormscope. On August 30, 2019, we completed the sale of the Stormscope product line for $20 million in cash and recorded a pre-tax gain of $12 million in the “Engineering, selling and administrative expenses” line item of our Condensed Consolidated Statement of Income (Unaudited) during the quarter ended September 27, 2019.

Note D — Stock Options and Other Share-Based Compensation
As of October 2, 2020, we had options or other share-based compensation outstanding under two Harris shareholder-approved stock incentive plans, the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the Harris Corporation 2015 Equity Incentive Plan (As Amended and Restated Effective as of August 28, 2020), as well as under employee stock incentive plans of L3 assumed by L3Harris (collectively, “L3Harris SIPs”).
The compensation cost related to our share-based awards that was charged against income was $31 million and $71 million, respectively, for the quarter and three quarters ended October 2, 2020, and $95 million and $124 million, respectively, for the quarter and three quarters ended September 27, 2019, including acceleration expense recognized in connection with the L3Harris Merger. The aggregate number of shares of our common stock that we issued under the terms of L3Harris SIPs, net of shares withheld for tax purposes, was not material for the quarter ended October 2, 2020 and was 0.5 million for the three quarters ended October 2, 2020, and 2.8 million and 3.4 million for the quarter and three quarters ended September 27, 2019, respectively, including shares issued as merger consideration to settle pre-merger L3 share-based awards.
Awards granted to participants under L3Harris SIPs during the quarter ended October 2, 2020 were not material. Awards granted to participants under L3Harris SIPs during the three quarters ended October 2, 2020 consisted of 0.3 million restricted stock units, 0.6 million stock options and 0.2 million performance stock units. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model and the following assumptions: expected dividend yield of 1.55 percent; expected volatility of 22.74 percent; risk-free interest rates averaging 0.89 percent; and expected term of 5.04 years. The fair value as of the grant date of each restricted stock unit award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance stock unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to companies in our TSR peer group.
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
L3Harris Merger-Related Restructuring Costs. We recorded restructuring charges of $7 million during the quarter ended July 3, 2020 and $111 million during the quarter ended September 27, 2019 in connection with the L3Harris Merger. At October 2, 2020, we had liabilities of $24 million associated with these L3Harris Merger-related restructuring actions, of which substantially all will be paid in the next twelve months.
COVID-19-Related Restructuring Costs. During the quarter and three quarters ended October 2, 2020, we recorded $2 million and $16 million, respectively, of restructuring charges, including workforce reductions and other exit costs within our Aviation Systems segment associated with the COVID-19-related downturn in our Commercial Aviation Solutions sector and its impact on global air traffic and customer operations. In addition, during the quarter ended July 3, 2020, we recorded $1 million of restructuring charges for workforce reductions in our Communication Systems segment associated with the COVID-19 impact to local and state government customers of our Public Safety sector. At October 2, 2020, we had liabilities of $10 million associated with COVID-19-related restructuring actions, of which substantially all will be paid in the next twelve months.
Other Restructuring and Exit Costs. Prior to the L3Harris Merger, we had liabilities for lease obligations associated with exited facilities with remaining terms of three years or less, of which $6 million remained outstanding at October 2, 2020.

Our liabilities for restructuring and other exit costs are included in the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Changes to our liabilities for restructuring and other exit costs during the three quarters ended October 2, 2020 were as follows:

(In millions)	Employee severance-related costs	Facilities consolidation and other exit costs	Total

Balance at January 3, 2020	$58	$7	$65
Additional provisions	24	—	24
Payments	(49)	(1)	(50)
Other, including foreign currency translation adjustments	1	—	1
Total changes	(24)	(1)	(25)
Balance at October 2, 2020	$34	$6	$40
Note F — Accumulated Other Comprehensive Income (Loss) ("AOCI")
The components of AOCI are summarized below:

(In millions)	Foreign currency translation	Net unrealized losses on hedging derivatives	Unrecognized postretirement obligations	Total AOCI

Balance at January 3, 2020	$(81)	$(55)	$(372)	$(508)
Other comprehensive loss, before income taxes	(28)	(75)	—	(103)
Income taxes	—	20	—	20
Other comprehensive loss before reclassifications to earnings, net of income taxes	(28)	(55)	—	(83)
Losses (gains) reclassified to earnings(1)	7	8	(16)	(1)
Income taxes	—	(2)	4	2
Losses (gains) reclassified to earnings, net of income taxes	7	6	(12)	1
Other comprehensive loss, net of income taxes	$(21)	$(49)	$(12)	$(82)
Balance at October 2, 2020	$(102)	$(104)	$(384)	$(590)

Balance at December 28, 2018	$(107)	$(19)	$(85)	$(211)
Other comprehensive loss, before income taxes	(24)	(75)	(631)	(730)
Income taxes	—	18	153	171
Other comprehensive loss before reclassifications to earnings, net of income taxes	(24)	(57)	(478)	(559)
Losses reclassified to earnings(1)	—	1	17	18
Income taxes	—	—	(4)	(4)
Losses reclassified to earnings, net of income taxes	—	1	13	14
Other comprehensive loss, net of income taxes	$(24)	$(56)	$(465)	$(545)
Balance at September 27, 2019	$(131)	$(75)	$(550)	$(756)
_______________
(1)Losses (gains) reclassified to earnings are included in the “Revenue from product sales and services,” “Business divestiture-related (losses) gains,” “Interest expense” and “Non-operating income” line items in our Condensed Consolidated Statement of Income (Unaudited).
Note G — Receivables
Receivables are summarized below:

(In millions)	October 2, 2020	January 3, 2020

Accounts receivable	$1,154	$1,228
Less allowance for credit losses	(26)	(12)
Receivables, net	$1,128	$1,216

We have a receivables sale agreement (“RSA”) with a third-party financial institution that permits us to sell, on a non-recourse basis, up to $100 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. We had no outstanding accounts receivable sold pursuant to the RSA at October 2, 2020 or January 3, 2020.
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
Contract assets and liabilities in the three quarters ended October 2, 2020 were impacted primarily by divestitures, reclassifications to assets and liabilities of disposal group held for sale, accelerated progress payments due to the U.S. Government's increase in the progress payment rate from 80 percent to 90 percent and the timing of contractual billing milestones. See Note C — Business Divestitures and Assets Sales in these Notes for additional information regarding assets and liabilities held for sale.
Contract assets and contract liabilities are summarized below:

(In millions)	October 2, 2020	January 3, 2020

Contract assets	$2,416	$2,459
Contract liabilities, current	(1,089)	(1,214)
Contract liabilities, non-current(1)	(76)	(87)
Net contract assets	$1,251	$1,158
_______________
(1)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet (Unaudited).
The components of contract assets are summarized below:

(In millions)	October 2, 2020	January 3, 2020

Unbilled contract receivables, gross	$4,166	$3,690
Progress payments and advances	(1,750)	(1,231)
Contract assets	$2,416	$2,459
Impairment losses related to our contract assets were not material for the quarter or three quarters ended October 2, 2020 or the quarter or three quarters ended September 27, 2019. For the quarter and three quarters ended October 2, 2020, we recognized as revenue $0.1 billion and $0.8 billion, respectively, of contract liabilities that were outstanding at January 3, 2020. For the quarter ended September 27, 2019, we recognized as revenue $0.6 billion of contract liabilities that were outstanding at June 29, 2019. Because of the L3Harris Merger and our change in fiscal year-end from June to December, revenue recognized in the three quarters ended September 27, 2019 from contract liabilities that were outstanding at the end of the prior year is not comparable.
Note I — Inventories
Inventories are summarized below:

(In millions)	October 2, 2020	January 3, 2020

Finished products	$167	$216
Work in process	254	386
Raw materials and supplies	473	617
Total inventories	$894	$1,219

Note J — Property, Plant and Equipment
Property, plant and equipment are summarized below:

(In millions)	October 2, 2020	January 3, 2020

Land	$90	$90
Software capitalized for internal use	362	287
Buildings	1,065	1,073
Machinery and equipment	2,219	2,194
	3,736	3,644
Less accumulated depreciation and amortization	(1,689)	(1,527)
Total property, plant and equipment	$2,047	$2,117
Depreciation and amortization expense related to property, plant and equipment was $83 million and $237 million for the quarter and three quarters ended October 2, 2020, respectively, and $79 million and $149 million for the quarter and three quarters ended September 27, 2019, respectively.
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
The assignment of goodwill by business segment, and changes in the carrying amount of goodwill, by business segment, for the three quarters ended October 2, 2020, were as follows:

(In millions)	Integrated Mission Systems	Space and Airborne Systems	Communication Systems	Aviation Systems	Total

Balance at January 3, 2020	$5,768	$5,131	$4,243	$4,859	$20,001
Goodwill decrease from divestitures(1)	—	(2)	(9)	(530)	(541)
Impairment of goodwill	—	(5)	—	(364)	(369)
Currency translation adjustments	(3)	(4)	(2)	1	(8)
Other (including adjustments to previously estimated fair value of assets acquired and liabilities assumed)(2)	740	112	(82)	(861)	(91)
Balance at October 2, 2020	$6,505	$5,232	$4,150	$3,105	$18,992
_______________
(1)During the three quarters ended October 2, 2020, we completed the divestiture of three businesses (airport security and automation business, Applied Kilovolts and Analytical Instrumentation business and EOTech business) and derecognized $541 million of goodwill as the part of determining the gain or loss on these divestitures. See Note C — Business Divestitures and Assets Sales in these Notes for additional information.
(2)See Note B — Business Combination in these Notes for additional information regarding adjustments to previously estimated fair values of assets acquired and liabilities assumed.
Commercial Aviation Solutions Impairment. Indications of potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit (which is part of our Aviation Systems segment) were present at April 3, 2020 and July 3, 2020 due to COVID-19 and its impact on global air traffic and customer operations, which resulted in a decrease in the fiscal 2020 outlook for the reporting unit. Although our cash flow projections for the Commercial Aviation Solutions reporting unit did not change significantly compared with the projected cash flows as of April 3, 2020, we determined it was more-likely-than-not that the fair value of our Commercial Aviation Solutions reporting unit was less than its carrying amount as of July 3, 2020 due to the amount by which the fair value of the Commercial Aviation Solutions reporting unit exceeded its carrying amount as of April 3, 2020 and heightened uncertainty regarding the timing of expected recovery for the overall commercial aviation market. Consequently, in connection with the preparation of our financial statements for the quarters ended April 3, 2020 and July 3, 2020, we performed quantitative impairment tests on an interim basis. To test for potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit, we prepared an estimate of the fair value of the reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows.

As a result of these impairment tests, we concluded that goodwill related to our Commercial Aviation Solutions reporting unit was impaired as of April 3, 2020 and July 3, 2020, and we recorded non-cash impairment charges of $296 million (including $28 million attributable to noncontrolling interests) during the quarter ended April 3, 2020 and $54 million (including $8 million attributable to noncontrolling interests) during the quarter ended July 3, 2020. These charges are included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the three quarters ended October 2, 2020 and are primarily not deductible for tax purposes.
Other AS Disposal Group Impairment. During the quarter ended July 3, 2020, we determined the criteria to be classified as held for sale were met with respect to the other AS disposal group within our Aviation Systems segment and assigned $14 million of goodwill to the disposal group on a relative fair value basis. In connection with the preparation of our financial statements for the quarter ended July 3, 2020, we concluded that goodwill related to the other AS disposal group was impaired and recorded a non-cash impairment charge of $14 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the three quarters ended October 2, 2020.
Identifiable Intangible Assets
The most significant identifiable intangible asset that is separately recognized for our business combinations is customer relationships. Our customer relationships are established through written customer contracts (revenue arrangements). The fair value for a customer relationship is determined, as of the date of acquisition of such relationship, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows arising from the follow-on sales expected from the customer relationship over its estimated life, including the probability of expected future contract renewals and sales, less a contributory asset charge, all of which is discounted to present value. We assess the recoverability of the carrying value of our finite-lived identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We assess the recoverability of the carrying value of indefinite-lived identifiable intangible assets annually, or under certain circumstances more frequently, such as when events and circumstances indicate there may be an impairment.
In conjunction with, and in advance of, the interim tests of goodwill related to our Commercial Aviation Solutions reporting unit, we also performed recoverability tests of the long-lived assets of our Commercial Aviation Solutions reporting unit, including identifiable intangible assets and property, plant and equipment. To test these long-lived assets for recoverability, we compared the estimated future cash flows (on an undiscounted basis) to be generated from the use and hypothetical eventual disposition of the asset group to its carrying value and concluded that the long-lived assets of our Commercial Aviation Solutions reporting unit were not impaired at April 3, 2020 or July 3, 2020.
Identifiable intangible assets are summarized below:

	October 2, 2020			January 3, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$6,923	$1,103	$5,820	$6,518	$653	$5,865
Developed technologies	670	242	428	768	183	585
Contract backlog	19	15	4	—	—	—
Trade names — divisions	138	43	95	165	35	130
Other	4	3	1	10	4	6
Total identifiable intangible assets subject to amortization	7,754	1,406	6,348	7,461	875	6,586
In-process research and development	21	—	21	69	—	69
L3 trade name	1,803	—	1,803	1,803	—	1,803
Total identifiable intangible assets	$9,578	$1,406	$8,172	$9,333	$875	$8,458
_______________
(1)During the three quarters ended October 2, 2020, we completed the divestiture of three businesses and derecognized $296 million of intangibles as part of the gain or loss on these divestitures. Additionally, in connection with a pending divestiture, we reclassified $5 million of identifiable intangible assets to “Assets of disposal group held for sale” in our Condensed Consolidated Balance Sheet (Unaudited) at October 2, 2020. See Note C — Business Divestitures and Assets Sales in these Notes for additional information regarding divestitures.
Amortization expense related to identifiable intangible assets, which primarily relates to the L3Harris Merger, was $179 million and $546 million for the quarter and three quarters ended October 2, 2020, respectively, and $125 million and $181 million for the quarter and three quarters ended September 27, 2019, respectively.

Future estimated amortization expense for identifiable intangible assets subject to amortization is as follows:

(In millions)

Year 1	$682
Year 2	685
Year 3	677
Year 4	647
Year 5	598
Thereafter	3,059
Total	$6,348
Note L — Accrued Warranties
Our liability for standard product warranties is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Changes in our liability for standard product warranties during the three quarters ended October 2, 2020 were as follows:

(In millions)

Balance at January 3, 2020	$112
Adjustments to previously estimated fair value of warranty liabilities assumed	19
Decrease from divestitures	(8)
Accruals for product warranties issued during the period	52
Settlements made during the period	(43)
Other, including foreign currency translation adjustments	(2)
Balance at October 2, 2020	$130

Note M — Debt
Long-term debt is summarized below:

(In millions)	October 2, 2020	January 3, 2020

Variable-rate debt:
Floating rate notes, due April 30, 2020	$—	$250
Floating rate notes, due March 10, 2023	250	—
Total variable-rate debt	250	250
Fixed-rate debt:
4.95% notes, due February 15, 2021	650	650
3.85% notes, due June 15, 2023	800	800
3.95% notes, due May 28, 2024	350	350
3.832% notes, due April 27, 2025	600	600
7.00% debentures, due January 15, 2026	100	100
3.85% notes, due December 15, 2026	550	550
6.35% debentures, due February 1, 2028	26	26
4.40% notes, due June 15, 2028	1,850	1,850
2.90% notes, due December 15, 2029	400	400
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
Other	51	49
Total fixed-rate debt	6,577	6,575
Total debt	6,827	6,825
Plus: unamortized bond premium	127	154
Less: unamortized discounts and issuance costs	(27)	(28)
Total debt, net	6,927	6,951
Less: current portion of long-term debt, net	(666)	(257)
Total long-term debt, net	$6,261	$6,694
For additional information on our long-term debt, see Note 14: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal Transition Period Form 10-KT.
Long-Term Debt Repaid in the Quarter Ended July 3, 2020
During the quarter ended July 3, 2020, we repaid at maturity the entire outstanding $250 million aggregate principal amount of our Floating Rate Notes due April 30, 2020.
Long-Term Debt Issued in the Quarter Ended April 3, 2020
During the quarter ended April 3, 2020, we completed the issuance and sale of $250 million in aggregate principal amount of Floating Rate Notes due March 10, 2023 (the “Floating Rate Notes 2023”). The Floating Rate Notes 2023 bear interest at a floating rate, reset quarterly, equal to three-month LIBOR plus 0.75% per year. Interest on the Floating Rate Notes 2023 is payable quarterly in arrears on March 10, June 10, September 10 and December 10 of each year, commencing on June 10, 2020. The Floating Rate Notes 2023 are unsecured and unsubordinated and rank equally in right of payment with all other unsecured and unsubordinated indebtedness. The Floating Rate Notes 2023 are not redeemable at our option prior to maturity. Debt issuance costs related to the issuance of the Floating Rate Notes 2023 were not material. We used the net proceeds from the sale of the Floating Rate Notes 2023 to repay at maturity the aggregate principal amount of our Floating Rate Notes due April 30, 2020 as described above under “Long-Term Debt Repaid in the Quarter Ended July 3, 2020.”
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

(In millions)	Aggregate Principal Amount of L3 Notes (prior to debt exchange)	Aggregate Principal Amount of New L3Harris Notes Issued	Aggregate Principal Amount of Remaining L3 Notes

4.95% notes due February 15, 2021 (“4.95% 2021 Notes”)	$650	$501	$149
3.85% notes due June 15, 2023 (“3.85% 2023 Notes”)	800	741	59
3.95% notes due May 28, 2024 (“3.95% 2024 Notes”)	350	326	24
3.85% notes due December 15, 2026 (“3.85% 2026 Notes”)	550	535	15
4.40% notes due June 15, 2028 (“4.40% 2028 Notes”)	1,000	918	82
Total	$3,350	$3,021	$329
On March 31, 2020, we commenced offers to eligible holders (“Exchange Offers”) to exchange any and all outstanding New L3Harris Notes issued by L3Harris as set forth in the table above (the “Original Notes”), which were previously issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), for an equal principal amount of new notes registered under the Securities Act (the “Exchange Notes”).
The Exchange Notes were offered to satisfy L3Harris’ obligations under the registration rights agreement entered into as part of the issuance of the Original Notes, which occurred in exchange for the L3 Notes as described above.
The terms of the Exchange Notes issued in the Exchange Offers are substantially identical to the terms of the corresponding series of the Original Notes, except that the Exchange Notes are registered under the Securities Act and the transfer restrictions, registration rights and related special interest provisions applicable to the Original Notes do not apply to the Exchange Notes. Each series of Exchange Notes is part of the same corresponding series of the Original Notes and were issued under the same base indenture.
The Exchange Offers expired at 5:00 p.m., New York City time, on May 1, 2020. On May 5, 2020, we settled the Exchange Offers and issued Exchange Notes for validly tendered Original Notes for over 99.9% of the 4.95% 2021 Notes, 3.85% 2023 Notes, 3.95% 2024 Notes and 3.85% 2026 Notes and approximately 98.9% of the 4.40% 2028 Notes.
Note N — Postretirement Benefit Plans
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended October 2, 2020		Three Quarters Ended October 2, 2020
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Service cost	$17	$—	$49	$1
Interest cost	68	3	205	7
Expected return on plan assets	(158)	(5)	(473)	(15)
Amortization of net actuarial loss (gain)	2	(1)	7	(2)
Amortization of prior service credit	(7)	—	(21)	—
Contractual termination benefits(1)	—	—	1	—
Total net periodic benefit income	$(78)	$(3)	$(232)	$(9)
_______________
(1)Contractual termination benefits related to facility rationalization as part of restructuring activities in connection with the L3Harris Merger integration. See Note E — Restructuring and Other Exit Costs in these Notes for additional information regarding restructuring activities.

	Quarter Ended September 27, 2019		Three Quarters Ended September 27, 2019
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Service cost	$21	$1	$39	$1
Interest cost	76	2	180	6
Expected return on plan assets	(157)	(5)	(348)	(13)
Amortization of net actuarial gain	—	(1)	—	(4)
Effect of curtailments or settlements(1)	5	—	6	—
Total net periodic benefit income	$(55)	$(3)	$(123)	$(10)
_______________
(1)During the quarter ended September 27, 2019, we recognized a $5 million settlement loss resulting from the full payout of the liabilities of a non-qualified benefit plan due to the change in control provisions.
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
We contributed $327 million to our qualified defined benefit pension plans during the quarter ended September 27, 2019, including a $302 million voluntary contribution to our U.S. qualified defined benefit pension plans. As a result of this voluntary contribution, as well as $700 million of voluntary contributions made in fiscal 2018 and 2017, we made no material contributions to our U.S. qualified defined benefit pension plans during the quarter and three quarters ended October 2, 2020 and are not required to make any contributions to these plans during the remainder of fiscal 2020.
Note O — Income From Continuing Operations Per Share
The computations of income from continuing operations per common share attributable to L3Harris common shareholders are as follows:

	Quarter Ended		Three Quarters Ended
(In millions, except per share amounts)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019

Income from continuing operations (A)	$427	$429	$928	$941

Basic weighted average common shares outstanding (B)	213.4	222.6	215.5	150.6
Impact of dilutive share-based awards	1.7	2.8	1.8	2.9
Diluted weighted average common shares outstanding (C)	215.1	225.4	217.3	153.5
Income from continuing operations per basic common share (A)/(B)	$2.00	$1.93	$4.31	$6.25
Income from continuing operations per diluted common share (A)/(C)	$1.99	$1.90	$4.27	$6.13
Potential dilutive common shares primarily consist of employee stock options, restricted stock units and performance stock units. Income from continuing operations per diluted common share excludes the anti-dilutive impact of 1.5 million and 1.3 million weighted average share-based awards outstanding for the quarter and three quarters ended October 2, 2020, respectively, and 0.5 million and 0.3 million weighted average share-based awards outstanding for the quarter and three quarters ended September 27, 2019, respectively.

Note P — Non-Operating Income
The components of non-operating income were as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019

Pension adjustment(1)	$97	$80	$292	$173
Other	(1)	(1)	4	—
Total non-operating income	$96	$79	$296	$173
_______________
(1)Pension adjustment recorded in the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited) represents the non-service component of net periodic pension and postretirement benefit costs, which includes interest cost, expected return on plan assets, amortization of net actuarial gain and effect of curtailments or settlements.
Note Q — Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 16.8 percent in the quarter ended October 2, 2020 compared with 1.1 percent in the quarter ended September 27, 2019. In the quarter ended October 2, 2020, our effective tax rate benefited from favorable adjustments upon the finalization of our Federal tax returns including the benefit of recently released tax regulations and the resolution of audit uncertainties. In the quarter ended September 27, 2019, our effective tax rate benefited from the favorable impact of excess tax benefits related to equity-based compensation, from the ability to utilize capital loss carryforwards with a full valuation allowance against capital gains generated from the Harris Night Vision business divestiture, and from the release of uncertain tax positions due to statute of limitations expirations.
Our effective tax rate was 15.9 percent in the three quarters ended October 2, 2020 compared with 7.6 percent in the three quarters ended September 27, 2019. In addition to the items noted above for the quarter ended October 2, 2020, our effective tax rate for the three quarters ended October 2, 2020 benefited from the favorable impact of research and development credits, the favorable impact of excess tax benefits related to equity-based compensation, partially offset by the unfavorable impact of non-deductible goodwill impairment charges. In addition to the items noted above for the quarter ended September 27, 2019, our effective tax rate for the three quarters ended September 27, 2019 benefited from additional research credits claimed on our prior year tax returns and favorable adjustments recorded upon the filing of our Federal tax returns.
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

The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at October 2, 2020 and January 3, 2020:

	October 2, 2020			January 3, 2020
(In millions)	Total	Level 1	Level 2	Total	Level 1	Level 2

Assets
Deferred compensation plan assets:(1)
Equity and fixed-income securities	$60	$60	$—	$58	$58	$—
Investments measured at NAV:
Corporate-owned life insurance	30			29
Total fair value of deferred compensation plan assets	$90	$60	$—	$87	$58	$—
Derivatives (foreign currency forward contracts)	$14	$—	$14	$10	$—	$10

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$3	$3	$—	$2	$2	$—
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	91			69
Total fair value of deferred compensation plan liabilities	$94	$3	$—	$71	$2	$—
Derivatives (foreign currency forward contracts)	$7	$—	$7	$8	$—	$8
Derivatives (treasury lock contracts)	$130	$—	$130	$56	$—	$56
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
The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	October 2, 2020		January 3, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt (including current portion)(1)	$6,927	$7,889	$6,951	$7,536
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

Exchange-Rate Risk — Fair Value Hedges. To manage the exposure in our balance sheet to risks from changes in foreign currency exchange rates, we implement fair value hedges. More specifically, we have used foreign currency forward contracts and options to hedge certain balance sheet items, including foreign currency denominated accounts receivable and inventory. Changes in the value of the derivatives and the related hedged items are reflected in earnings, in the “Cost of product sales and services” line item in our Condensed Consolidated Statement of Income (Unaudited).
As of October 2, 2020, we had no outstanding foreign currency forward contracts to hedge balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in the quarter or three quarters ended October 2, 2020 or in the quarter or three quarters ended September 27, 2019. In addition, no amounts were recognized in earnings in the quarter or three quarters ended October 2, 2020 or in the quarter or three quarters ended September 27, 2019 related to hedged firm commitments that no longer qualify as fair value hedges.
Exchange-Rate Risk — Cash Flow Hedges. To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and inter-segment transactions. These derivatives are used to hedge currency exposures from cash flows anticipated across our business segments. We also hedge U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income (loss). Gains and losses in AOCI are reclassified to earnings when the related hedged item is recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Condensed Consolidated Statement of Cash Flows (Unaudited) as the cash flows of the related hedged items. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. At October 2, 2020, we had open foreign currency forward contracts with an aggregate notional amount of $551 million denominated in Canadian Dollars, U.S. Dollars, British Pounds, Euros, New Zealand Dollars and Australian Dollars, to hedge certain forecasted transactions.
At October 2, 2020, our foreign currency forward contracts had maturities through 2025.
The table below presents the fair values of our derivatives designated as foreign currency hedging instruments in our Condensed Consolidated Balance Sheet (Unaudited) at October 2, 2020 and January 3, 2020:

(In millions)	October 2, 2020	January 3, 2020

Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)
Other current assets	$12	$8
Other non-current assets	2	2
Other accrued items	7	6
Other long-term liabilities	—	2
_______________
(1)See Note R — Fair Value Measurements in these Notes for a description of the fair value hierarchy related to our foreign currency forward contracts.
Net unrealized gains or losses recognized in other comprehensive loss and net gains and losses reclassified from AOCI into earnings from foreign currency derivatives designated as cash flow hedges were not material for the quarter or three quarters ended October 2, 2020 or September 27, 2019.
Gains and losses from foreign currency derivatives designated as cash flow hedges are included in the line item in our Condensed Consolidated Statement of Income (Unaudited) associated with the hedged transaction, with the exception of any losses resulting from discontinued cash flow hedges, which are included in the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited).
At October 2, 2020, the estimated amount of existing gains to be reclassified into earnings within the next twelve months was not material.

Interest-Rate Risk — Cash Flow Hedges. At October 2, 2020, we had two treasury lock agreements (“treasury locks”) with third-party financial institution counterparties with a combined notional amount of $650 million. These treasury locks were initiated in January 2019 (and assumed by us in connection with the L3Harris Merger) to hedge against fluctuations in interest payments due to changes in the benchmark interest rate (10-year U.S. Treasury rate) associated with the anticipated issuance of long-term fixed-rate notes (“New Notes”) to redeem or repay at maturity the entire $650 million outstanding principal amount of our 4.95% Notes due February 15, 2021 (“4.95% 2021 Notes”).
We designated these treasury locks as cash flow hedges against fluctuations in interest payments on the New Notes due to changes in the benchmark interest rate prior to issuance of the 4.95% 2021 Notes. If the benchmark interest rate increases during the period of the agreement, the treasury locks position becomes an asset and we receive a cash payment from the counterparty when we terminate the treasury locks upon issuance of the New Notes. Conversely, if the benchmark interest rate decreases, the treasury locks position becomes a liability and we will make a cash payment to the counterparty when we terminate the treasury locks upon issuance of the New Notes. The fair value of the treasury locks is measured using a pricing model that utilizes observable market data such as the benchmark interest rate. See Note R — Fair Value Measurements in these Notes for additional information.
At October 2, 2020, the combined fair value of these treasury locks was a liability of $130 million, which is included in the “Other accrued items” line item in our Condensed Consolidated Balance Sheet (Unaudited). The unrealized after-tax loss associated with these treasury locks included in the “Accumulated other comprehensive loss” line item in our Condensed Consolidated Balance Sheet (Unaudited) was $71 million and $16 million at October 2, 2020 and January 3, 2020, respectively.
Net gains or losses from interest rate derivatives designated as cash flow hedges recognized in earnings were not material in the quarter or three quarters ended October 2, 2020 or in the quarter or three quarters ended September 27, 2019.
Note T — Changes in Estimates
Contract Estimates. Under the POC cost-to-cost method of revenue recognition, a single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. Recognition of profit on a contract requires estimates of the total cost at completion and transaction price as well as measurement of progress towards completion. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include: the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Factors that must be considered in estimating the total transaction price include contractual cost or performance incentives (such as incentive fees, award fees and penalties) and other forms of variable consideration as well as our historical experience and expectation for performance on the contract. These variable amounts generally are awarded upon achievement of certain negotiated performance metrics, program milestones or cost targets and can be based upon customer discretion. We include such estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
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

Net EAC adjustments had the following impact to earnings for the periods presented:

	Quarter Ended		Three Quarters Ended
(In millions, except per share amounts)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019

Net EAC adjustments, before income taxes	$99	$62	$300	$80
Net EAC adjustments, net of income taxes	$74	$46	$225	$59
Net EAC adjustments, net of income taxes, per diluted common share	$0.34	$0.20	$1.03	$0.30
Revenue recognized from performance obligations satisfied in prior periods was $121 million and $359 million for the quarter and three quarters ended October 2, 2020, respectively, and $73 million and $116 million for the quarter and three quarters ended September 27, 2019, respectively.
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
At October 2, 2020, our ending backlog was $20.8 billion. We expect to recognize approximately 65 percent of the revenue associated with this backlog by the end of 2021 and approximately 80 percent by the end of 2022, with the remainder to be recognized thereafter. At January 3, 2020, our ending backlog was $20.6 billion, including $380 million of backlog associated with the airport security and automation business, which was divested during the quarter ended July 3, 2020.
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
During the quarter ended April 3, 2020, we further adjusted our segment reporting to better align our businesses and transferred two businesses between our Integrated Mission Systems and Space and Airborne Systems segments. The historical results, discussion and presentation of our business segments as set forth in this Report reflect the impact of the above adjustments for all periods presented. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these adjustments.
As noted in Note C — Business Divestitures and Assets Sales and elsewhere in these Notes, during 2019 and 2020, we completed the following business divestitures:
•The divestiture of the Harris Night Vision business, completed on September 13, 2019, the results of which are included in “Other non-reportable business segments” through the date of divestiture;
•The divestiture of the airport security and automation business, completed on May 4, 2020, the results of which are reported as part of our Aviation Systems segment through the date of divestiture;
•The divestiture of the Applied Kilovolts and Analytical Instrumentation business, completed on May 15, 2020, the results of which are reported as part of our Space and Airborne Systems segment through the date of divestiture; and
•The divestiture of the EOTech business, completed on July 31, 2020, the results of which are reported as part of our Communication Systems segment through the date of divestiture.
The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Fiscal Transition Period Form 10-KT. We evaluate each segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes, including pension income and excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Inter-segment sales are generally transferred at cost to the buying segment, and the sourcing segment may recognize a profit that is eliminated. The “Corporate eliminations” line item in the table below represents the elimination of inter-segment sales. Corporate expenses are allocated to our operating segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. The “Pension adjustment” line item in the table below represents the reconciliation of the non-service components of net periodic pension and postretirement benefit costs, which are a component of segment operating income but are included in the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited). The non-service components of net periodic pension and postretirement benefit costs include interest cost, expected return on plan assets and amortization of net actuarial gain or loss.
Segment revenue, segment operating income (loss) and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019

Revenue
Integrated Mission Systems	$1,372	$1,292	$4,073	$1,317
Space and Airborne Systems	1,249	1,173	3,690	3,148
Communication Systems	1,094	1,032	3,300	2,221
Aviation Systems	792	948	2,603	1,278
Other non-reportable business segments(1)	—	23	—	102
Corporate eliminations	(44)	(37)	(132)	(42)
Total revenue	$4,463	$4,431	$13,534	$8,024

Income From Continuing Operations Before Income Taxes
Segment Operating Income (Loss):
Integrated Mission Systems	$213	$176	$638	$182
Space and Airborne Systems	231	230	687	599
Communication Systems	273	234	788	577
Aviation Systems	100	127	(46)	163
Other non-reportable business segments(1)	—	—	—	14
Unallocated corporate expenses(2)	(23)	(93)	(113)	(94)
L3Harris Merger-related transaction, integration and restructuring expenses	(27)	(170)	(95)	(222)
L3Harris Merger-related restructuring charges	—	(111)	(7)	(111)
Amortization of acquisition-related intangibles(3)	(176)	(123)	(529)	(173)
Business divestiture-related (losses) gains	(10)	229	(62)	229
Pension adjustment	(97)	(80)	(292)	(173)
Non-operating income	96	79	296	173
Net interest expense	(62)	(58)	(190)	(139)
Total income from continuing operations before income taxes	$518	$440	$1,075	$1,025
_______________
(1)Includes the operating results of the Harris Night Vision business prior to the divestiture on September 13, 2019. See Note C — Business Divestitures and Assets Sales in these Notes for more information.
(2)For the quarter ended October 2, 2020, includes $2 million of divestiture-related expenses, and for the three quarters ended October 2, 2020, includes (i) $31 million of additional cost of sales related to the fair value step-up in inventory sold (see Note B — Business Combination in these Notes for more information); (ii) a $14 million non-cash goodwill impairment charge related to a potential divestiture; (iii) $11 million of divestiture-related expenses; and (iv) a $5 million non-cash goodwill impairment charge related to the divestiture of the Applied Kilovolts and Analytical Instrumentation business. For the quarter and three quarters ended September 27, 2019, includes (i) $92 million of additional cost of sales related to the fair value step-up in inventory sold; (ii) a $12 million gain on the sale of an asset group; and (iii) a $12 million non-cash cumulative adjustment to lease expense.
(3)Includes $151 million and $454 million for the quarter and three quarters ended October 2, 2020, respectively, and $98 million for the quarter and three quarters ended September 27, 2019 of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger. Also includes $25 million and $75 million, respectively, for the quarters and three quarters ended October 2, 2020 and September 27, 2019, of amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis Inc. in fiscal 2015. Because the L3Harris Merger and the acquisition of Exelis Inc. benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired was not allocated to any segment.

Disaggregation of Revenue
We disaggregate revenue for all four business segments by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.
Integrated Mission Systems: Integrated Mission Systems revenue is primarily derived from U.S. Government development and production contracts and is generally recognized over time using the POC cost-to-cost revenue recognition method.

	Quarter Ended		Three Quarters Ended
(In millions)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019

Revenue By Customer Relationship
Prime contractor	$910	$882	$2,717	$894
Subcontractor	462	410	1,356	423
	$1,372	$1,292	$4,073	$1,317
Revenue By Contract Type
Fixed-price(1)	$1,041	$1,010	$3,064	$1,035
Cost-reimbursable	331	282	1,009	282
	$1,372	$1,292	$4,073	$1,317
Revenue By Geographical Region
United States	$1,097	$1,071	$3,240	$1,086
International	275	221	833	231
	$1,372	$1,292	$4,073	$1,317
_______________
(1)Includes revenue derived from time-and-materials contracts.
Space and Airborne Systems: Space and Airborne Systems revenue is primarily derived from U.S. Government development and production contracts and is generally recognized over time using the POC cost-to-cost revenue recognition method.

	Quarter Ended		Three Quarters Ended
(In millions)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019

Revenue By Customer Relationship
Prime contractor	$674	$705	$2,006	$1,867
Subcontractor	575	468	1,684	1,281
	$1,249	$1,173	$3,690	$3,148
Revenue By Contract Type
Fixed-price(1)	$703	$702	$2,075	$1,834
Cost-reimbursable	546	471	1,615	1,314
	$1,249	$1,173	$3,690	$3,148
Revenue By Geographical Region
United States	$1,067	$1,018	$3,124	$2,750
International	182	155	566	398
	$1,249	$1,173	$3,690	$3,148
_______________
(1)Includes revenue derived from time-and-materials contracts.

Communication Systems: Communication Systems revenue is primarily derived from fixed-price contracts and is generally recognized at the point in time when products are received and accepted by the customer for standard products offered to multiple customers and over time for customer-specific products, systems and services.

	Quarter Ended		Three Quarters Ended
(In millions)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019

Revenue By Customer Relationship(1)
Prime contractor	$759	$679	$2,248
Subcontractor	335	353	1,052
	$1,094	$1,032	$3,300
Revenue By Contract Type(1)
Fixed-price(2)	$935	$875	$2,804
Cost-reimbursable	159	157	496
	$1,094	$1,032	$3,300
Revenue by Geographical Region
United States	$749	$721	$2,427	$1,423
International	345	311	873	798
	$1,094	$1,032	$3,300	$2,221
_______________
(1)Prior to the L3Harris Merger, Communication Systems did not recognize significant revenue for customer-specific products and systems, and currently, such customer arrangements primarily exist at operating businesses acquired in connection with the L3Harris Merger. The “Revenue by Customer Relationship” and “Revenue by Contract Type” disaggregation categories were added beginning in the Fiscal Transition Period to best depict how the nature, amount, timing and uncertainty of revenue and cash flows from these types of customer arrangements are affected by economic factors.
(2)Includes revenue derived from time-and-materials contracts.
Aviation Systems: Aviation Systems revenue is primarily derived from fixed-price contracts and is generally recognized at the point in time when products are received and accepted by the customer for standard products offered to multiple customers and over time for customer-specific products, systems and services.

	Quarter Ended		Three Quarters Ended
(In millions)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019

Revenue By Customer Relationship
Prime contractor	$511	$584	$1,689	$904
Subcontractor	281	364	914	374
	$792	$948	$2,603	$1,278
Revenue By Contract Type
Fixed-price(1)	$646	$784	$2,114	$1,070
Cost-reimbursable	146	164	489	208
	$792	$948	$2,603	$1,278
Revenue By Geographical Region
United States	$687	$724	$2,132	$1,045
International	105	224	471	233
	$792	$948	$2,603	$1,278
_______________
(1)Includes revenue derived from time-and-materials contracts.

Total assets by business segment are summarized below:

(In millions)	October 2, 2020	January 3, 2020

Total Assets
Integrated Mission Systems	$8,752	$7,888
Space and Airborne Systems	6,902	6,837
Communication Systems	5,643	5,930
Aviation Systems	5,231	7,569
Corporate(1)	10,617	10,112
Total Assets	$37,145	$38,336
_______________
(1)Identifiable intangible assets acquired in connection with the L3Harris Merger in the quarter ended September 27, 2019 and our acquisition of Exelis Inc. in fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Identifiable intangible asset balances recorded as Corporate assets were approximately $8.2 billion and $8.5 billion at October 2, 2020 and January 3, 2020, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, as well as any assets and liabilities from discontinued operations and divestitures. See Note C — Business Divestitures and Assets Sales in these Notes for additional information.
Note W — Legal Proceedings and Contingencies
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized, and legal costs generally are expensed when incurred. At October 2, 2020, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at October 2, 2020 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
Environmental Matters: We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice (the “DOJ”), Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis Inc., of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis Inc., of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at October 2, 2020 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of L3Harris Technologies, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. (the Company) as of October 2, 2020, the related condensed consolidated statements of income, comprehensive income, and equity for the quarters and three quarters ended October 2, 2020 and September 27, 2019, the condensed consolidated statements of cash flows for the three quarters ended October 2, 2020 and September 27, 2019, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
November 2, 2020

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
COVID-19
The ongoing COVID-19 pandemic and attempts to contain it, such as mandatory closures, “shelter-in-place” orders and travel and quarantine restrictions, have caused significant disruptions and adverse effects on the U.S. and global economies, such as impacts to supply chains, customer demand, international trade and capital markets. Our response has involved increasing our focus on keeping our employees safe while striving to maintain continuity of operations, meet customer commitments and support suppliers. For example, we instituted work-from-home (for employees who are able to work remotely) and social distancing arrangements; canceled travel and external events; procured personal protective equipment for employees; implemented health screening procedures at all facilities; staggered work shifts, redesigned work stations, implemented stringent cleaning protocols and initiated more detailed safety precautions and protocols for on-site work, such as daily health assessments and mandatory face coverings, which currently remain in effect. We have also maintained an active dialog with key suppliers and developed plans to mitigate supply chain risks. We have allowed certain essential business travel to resume, and we continue to expect to utilize a phased approach based on local conditions for transitioning employees from work-from-home arrangements to on-site work. The U.S. Government response to the COVID-19 pandemic has included identifying the Defense Industrial Base as a Critical Infrastructure Sector and enhancing cash flow and liquidity for the Defense Industrial Base, such as by increasing progress payments and accelerating contract awards. As a part of the Defense Industrial Base, these actions have enabled us to keep our U.S. production facilities largely operational in support of national security commitments to U.S. Government customers and to accelerate payments to small business suppliers, which we expect to continue while the U.S. Government’s responsive actions remain in effect.
Although we believe that the large percentage of our revenue, earnings and cash flow that is derived from sales to the U.S. Government, whether directly or through prime contractors, will be relatively predictable, in part due to the responsive actions taken by the U.S. Government described above, our commercial, international and public safety businesses are at a higher risk of adverse impacts related to the COVID-19 pandemic. For example, the severe decline in global air traffic from travel restrictions and the resulting downturn in the commercial aviation market and its impact on customer operations has significantly reduced demand for flight training, flight simulators and commercial avionics products in our Aviation Systems segment’s Commercial Aviation Solutions sector. As a result, we temporarily closed some of our flight training facilities, initiated restructuring and other actions to align our resources with the outlook for the commercial aviation market (including workforce reduction and facility consolidation) and have recognized $397 million of charges for impairment of goodwill and other assets and other COVID-19-related impacts in the first three quarters of fiscal 2020.
The extent of these disruptions and impacts, including on our ability to perform under U.S. Government contracts and other contracts within agreed timeframes and ultimately on our results of operations and cash flows, will depend on future developments, including the severity and duration of the pandemic and associated containment and mitigation actions taken by the U.S. Government, state and local government officials and international governments, and consequences thereof, and global air traffic demand and governmental subsidies to airlines, all of which are uncertain and unpredictable.
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

KEY DEVELOPMENTS
The following is a list of the remaining sections of this MD&A, together with our perspective on their contents, which we hope will assist in reading these pages:
•Results of Operations — an analysis of our consolidated results of operations and the results in each of our business segments, to the extent the segment results are helpful to an understanding of our business as a whole, on both an “as reported” basis and, in the case of the three quarters ended September 27, 2019, a “pro forma basis” (as defined in “Results of Operations” in this MD&A), for the periods presented in our Condensed Consolidated Statement of Income (Unaudited).
•Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, funding of pension plans, common stock repurchases, dividends, capital structure and resources, off-balance sheet arrangements and commercial commitments and contractual obligations.
•Critical Accounting Policies and Estimates — information about accounting policies that require critical judgments and estimates and about accounting standards that have been issued, but are not yet effective for us, and their potential impact on our financial condition, results of operations, cash flows and equity.
•Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
As discussed in Note V — Business Segment Information in the Notes, we implemented a new organizational structure effective on June 29, 2019, which resulted in changes to our operating segments, which are also reportable segments and referred to as our business segments. During the quarter ended April 3, 2020, we further adjusted our segment reporting to better align our businesses and transferred two businesses between our Integrated Mission Systems and Space and Airborne Systems segments.
The historical results, discussion and presentation of our business segments as set forth in this MD&A reflect the impact of the above changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these changes.
We report the financial results of our continuing operations in the following four segments, which are also referred to as our business segments:
•Integrated Mission Systems, including multi-mission intelligence, surveillance and reconnaissance (“ISR”) and communication systems; integrated electrical and electronic systems for maritime platforms; and advanced electro-optical and infrared solutions;
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
As described in more detail in Note C — Business Divestitures and Assets Sales and elsewhere in the Notes, during 2019 and 2020, we completed the following business divestitures: the divestiture of the Harris Night Vision business, completed on September 13, 2019, the results of which are included in “Other non-reportable business segments” through the date of divestiture; the divestiture of the Security & Detection Systems and MacDonald Humfrey Automation solutions business (“airport security and automation business”), completed on May 4, 2020, the results of which are reported as part of our Aviation Systems segment through the date of divestiture; the divestiture of the Applied Kilovolts and Analytical Instrumentation business, completed on May 15, 2020, the results of which are reported as part of our Space and Airborne Systems segment through the date of divestiture; and the divestiture of the EOTech business, completed on July 31, 2020, the results of which are reported as part of our Communication Systems segment through the date of divestiture.
Amounts contained in this Report may not always add to totals due to rounding.
RESULTS OF OPERATIONS
As discussed further in Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes, we completed the L3Harris Merger on June 29, 2019. Because of the L3Harris Merger, the three quarters ended October 2, 2020 reflect the results of the combined Company, while the three quarters ended September 27, 2019 reflect the results of only Harris operating businesses for the two quarters ended June 28, 2019 and the results of the combined Company for the quarter ended September 27, 2019. Due to the significance of the L3 operating businesses included in the combined Company results following the L3Harris Merger, the reported results for the three quarters ended October 2, 2020 and September 27, 2019 generally are not comparable. Therefore, to assist with a discussion of the consolidated results of operations for the three quarters ended October 2, 2020 and September 27, 2019 on a more comparable basis, certain supplemental unaudited pro forma combined income statement information prepared in accordance with the requirements of Article 11 of Regulation S-X (referred to in this MD&A as “pro forma”) also is provided (see “Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information” below in this MD&A).
Highlights
Consolidated operating results for the quarter ended October 2, 2020 compared with the quarter ended September 27, 2019 included:
•Revenue increased 1 percent to $4.5 billion from $4.4 billion;
•Gross margin increased 10 percent to $1,311 million from $1,189 million;
•Income from continuing operations decreased 1 percent to $431 million from $435 million; and
•Income from continuing operations per diluted common share attributable to L3Harris Technologies, Inc. common shareholders increased 5 percent to $1.99 from $1.90.
Consolidated Results of Operations

	Quarter Ended
(In millions, except per share amounts)	October 2, 2020	September 27, 2019	% Inc/(Dec)

Revenue:
Integrated Mission Systems	$1,372	$1,292	6%
Space and Airborne Systems	1,249	1,173	6%
Communication Systems	1,094	1,032	6%
Aviation Systems	792	948	(16)%
Other non-reportable business segments	—	23	*
Corporate eliminations	(44)	(37)	*
Total revenue	4,463	4,431	1%
Cost of product sales and services	(3,152)	(3,242)	(3)%
Gross margin	1,311	1,189	10%
% of total revenue	29%	27%
Engineering, selling and administrative expenses	(817)	(999)	(18)%
% of total revenue	18%	23%
Business divestiture-related (losses) gains	(10)	229	*
Non-operating income	96	79	22%
Net interest expense	(62)	(58)	7%
Income from continuing operations before income taxes	518	440	18%
Income taxes	(87)	(5)	1,640%
Effective tax rate	17%	1%
Income from continuing operations	431	435	(1)%
Noncontrolling interests, net of income taxes	(4)	(6)	(33)%
Income from continuing operations attributable to L3Harris Technologies, Inc. common shareholders	$427	$429	—%
% of total revenue	10%	10%
Income from continuing operations per diluted common share attributable to L3Harris Technologies, Inc. common shareholders	$1.99	$1.90	5%
_______________
*    Not meaningful

	Three Quarters Ended
	October 2, 2020	September 27, 2019	% Inc/(Dec)	September 27, 2019	% Inc/(Dec)
(In millions, except per share amounts)	As Reported			Pro Forma

Revenue:
Integrated Mission Systems	$4,073	$1,317	*	$3,894	5%
Space and Airborne Systems	3,690	3,148	17%	3,485	6%
Communication Systems	3,300	2,221	49%	3,159	4%
Aviation Systems	2,603	1,278	*	2,827	(8)%
Other non-reportable business segments	—	102	*	23	*
Corporate eliminations	(132)	(42)	*	(123)	*
Total revenue	13,534	8,024	69%	13,265	2%
Cost of product sales and services	(9,625)	(5,604)	72%	(9,423)	2%
Gross margin	3,909	2,420	62%	3,842	2%
% of total revenue	29%	30%		29%
Engineering, selling and administrative expenses	(2,484)	(1,658)	50%	(2,706)	(8)%
% of total revenue	18%	21%		20%
Business divestiture-related (losses) gains	(62)	229	*	229	*
Impairment of goodwill and other assets	(394)	—	*	—	*
Non-operating income	296	173	71%	196	51%
Net interest expense	(190)	(139)	37%	(188)	1%
Income from continuing operations before income taxes	1,075	1,025	5%	1,373	(22)%
Income taxes	(171)	(78)	119%	(121)	41%
Effective tax rate	16%	8%		9%
Income from continuing operations	904	947	(5)%	1,252	(28)%
Noncontrolling interests, net of income taxes	24	(6)	*	(18)	*
Income from continuing operations attributable to L3Harris Technologies, Inc. common shareholders	$928	$941	(1)%	$1,234	(25)%
% of total revenue	7%	12%		9%
Income from continuing operations per diluted common share attributable to L3Harris Technologies, Inc. common shareholders	$4.27	$6.13	(30)%	$5.48	(22)%
_______________
*    Not meaningful
Revenue
Quarter Ended October 2, 2020 Compared With Quarter Ended September 27, 2019: The increase in revenue for the quarter ended October 2, 2020 compared with the quarter ended September 27, 2019 was primarily due to growth in our Integrated Mission Systems, Space and Airborne Systems and Communication Systems segments, partially offset by lower revenue in our Aviation Systems segment from the impact of the airport security and automation business divestiture as well as the COVID-19-related downturn in the commercial aviation market and its impact on customer operations in the quarter ended October 2, 2020.
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: The increase in revenue for the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 was primarily due to the inclusion of $5.5 billion of revenue (net of intercompany sales eliminations) from L3 operations in operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger) and organic growth in our Integrated Mission Systems, Space and Airborne Systems and Communication Systems segments, partially offset by the impact of divestitures and the COVID-19-related downturn in the commercial aviation market and its impact on customer operations in the three quarters ended October 2, 2020.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.

Gross Margin
Quarter Ended October 2, 2020 Compared With Quarter Ended September 27, 2019: The increases in gross margin and gross margin as a percentage of total revenue (“gross margin percentage”) for the quarter ended October 2, 2020 compared with the quarter ended September 27, 2019 were primarily due to $92 million of additional cost of sales related to the fair value step-up in inventory sold recorded in the quarter ended September 27, 2019, integration benefits and operational excellence, partially offset by a mix of program revenue and product sales with relatively lower gross margin percentage in the quarter ended October 2, 2020.
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: The increase in gross margin for the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 was primarily due to the inclusion of L3 operations in operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger). Gross margin percentage decreased in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 as integration benefits, operational excellence and $61 million of lower cost of sales related to the fair value step-up in inventory sold were more than offset by a mix of program revenue and product sales with relatively lower gross margin percentage and $40 million of higher amortization of identifiable intangible assets acquired as a result of the L3Harris Merger.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses (“ESA”)
Quarter Ended October 2, 2020 Compared With Quarter Ended September 27, 2019: The decreases in ESA expenses and ESA expense as a percentage of total revenue (“ESA percentage”) for the quarter ended October 2, 2020 compared with the quarter ended September 27, 2019 were primarily due to $143 million of lower L3Harris Merger-related transaction and integration expenses and $108 million of lower restructuring charges and other items, partially offset by $55 million of higher amortization of identifiable intangible assets acquired as a result of the L3Harris Merger.
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: The increase in ESA expenses for the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 was primarily due to the inclusion of L3 operations in operating results (but not for the comparable prior-year two quarters preceding the L3Harris Merger) and $316 million of higher amortization of identifiable intangible assets acquired as a result of the L3Harris Merger, partially offset by $127 million of lower L3Harris Merger-related transaction and integration expenses and $82 million of lower restructuring charges and other items.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Business Divestiture-Related (Losses) Gains
Quarter Ended October 2, 2020 Compared With Quarter Ended September 27, 2019: Business divestiture-related (losses) gains for the quarter ended October 2, 2020 included a $10 million non-cash remeasurement loss on a potential divestiture, a $2 million pre-tax gain on the sale of the EOTech business and a $2 million adjustment to increase the loss on the sale of the airport security and automation business. The business divestiture-related gain for the quarter ended September 27, 2019 was a $229 million pre-tax gain on the sale of the Harris Night Vision business.
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: Business divestiture-related (losses) gains for the three quarters ended October 2, 2020 included a $28 million pre-tax loss on the sale of the airport security and automation business divestiture, a $24 million non-cash remeasurement loss on a potential divestiture and a $12 million non-cash adjustment to the gain on the sale of the Harris Night Vision business, partially offset by a $2 million pre-tax gain on the sale of the EOTech business. The business divestiture-related gain for the three quarters ended September 27, 2019 was the same item as noted above for the quarter ended September 27, 2019.
See Note C — Business Divestitures and Asset Sales in the Notes for further information.
Impairment of Goodwill and Other Assets
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: Impairment of goodwill and other assets for the three quarters ended October 2, 2020 reflects $375 million of non-cash charges for the impairment of goodwill and other assets in our Commercial Aviation Solutions sector associated with the COVID-19-related downturn in the commercial aviation market and its impact on customer operations, a $14 million non-cash charge for impairment of goodwill recorded in the quarter ended July 3, 2020 in connection with a potential divestiture and a $5 million non-cash charge for impairment of goodwill recorded in the quarter ended April 3, 2020 in connection with the then-pending divestiture of our Applied Kilovolts and Analytical Instrumentation business.
See Note C — Business Divestitures and Assets Sales and Note K — Goodwill and Other Intangible Assets in the Notes for further information.

Non-Operating Income
Quarter Ended October 2, 2020 Compared With Quarter Ended September 27, 2019: The increase in non-operating income in the quarter ended October 2, 2020 compared with the quarter ended September 27, 2019 was primarily due to an increase in the non-service cost components of pension and other postretirement benefit plan income.
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: The increase in non-operating income in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 was primarily due to an increase in the non-service cost components of pension and other postretirement benefit plan income, reflecting the inclusion of income from benefit plans assumed in connection with the L3Harris Merger.
See Note P — Non-Operating Income and Note N — Postretirement Benefit Plans in the Notes for further information.
Net Interest Expense
Quarter Ended October 2, 2020 Compared With Quarter Ended September 27, 2019: The increase in net interest expense in the quarter ended October 2, 2020 compared with the quarter ended September 27, 2019 was primarily due to lower interest income.
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: The increase in net interest expense in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 was primarily due to higher average debt levels as a result of the assumption of $3.5 billion of debt in connection with the L3Harris Merger.
See Note M — Debt in the Notes and Note 14: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal Transition Period Form 10-KT for further information.
Income Taxes
Quarter Ended October 2, 2020 Compared With Quarter Ended September 27, 2019: Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 16.8 percent for the quarter ended October 2, 2020 compared with 1.1 percent for the quarter ended September 27, 2019. Our effective tax rate for the quarter ended October 2, 2020 benefited from favorable adjustments upon the finalization of our Federal tax returns including the benefit of recently released tax regulations and the resolution of audit uncertainties. In the quarter ended September 27, 2019, our effective tax rate benefited from the favorable impact of excess tax benefits related to equity-based compensation, from the ability to utilize capital loss carryforwards with a full valuation allowance against capital gains generated from the Harris Night Vision business divestiture, and from the release of uncertain tax positions due to statute of limitations expirations.
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: Our effective tax rate was 15.9 percent for the three quarters ended October 2, 2020 compared with 7.6 percent for the three quarters ended September 27, 2019. In addition to the items noted above for the quarter ended October 2, 2020, our effective tax rate for the three quarters ended October 2, 2020 benefited from the favorable impact of research and development (“R&D”) credits, and the favorable impact of excess tax benefits related to equity-based compensation, partially offset by the unfavorable impact of non-deductible goodwill impairment charges. In addition to the items noted above for the quarter ended September 27, 2019, our effective tax rate for the three quarters ended September 27, 2019 benefited from additional research credits claimed on our prior year tax returns and favorable adjustments recorded upon the filing of our Federal tax returns.
Income From Continuing Operations
Quarter Ended October 2, 2020 Compared With Quarter Ended September 27, 2019: The decrease in income from continuing operations for the quarter ended October 2, 2020 compared with the quarter ended September 27, 2019 was primarily due to the combined effects of the reasons noted above regarding the quarters ended October 2, 2020 and September 27, 2019.
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: The decrease in income from continuing operations for the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 was primarily due to the combined effects of the reasons noted above regarding the three quarters ended October 2, 2020 and September 27, 2019.

Income From Continuing Operations Per Diluted Common Share Attributable to L3Harris Common Shareholders
Quarter Ended October 2, 2020 Compared With Quarter Ended September 27, 2019: The increase in income from continuing operations per diluted common share attributable to L3Harris common shareholders for the quarter ended October 2, 2020 compared with the quarter ended September 27, 2019 was primarily due to a decrease in our diluted weighted average common shares outstanding from shares of our common stock repurchased under our repurchase program since the L3Harris Merger.
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: The decrease in income from continuing operations per diluted common share attributable to L3Harris common shareholders for the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 was primarily due to lower income from continuing operations, as discussed above, and an increase in diluted weighted average common shares outstanding as a result of approximately 104 million shares issued in connection with the L3Harris Merger.
Pro Forma Basis Discussion for the Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019
Revenue
The increase in revenue for the three quarters ended October 2, 2020 compared with pro forma revenue for the three quarters ended September 27, 2019 was primarily due to higher revenue in our Integrated Mission Systems, Space and Airborne Systems and Communication Systems segments, partially offset by the impact of divestitures as well as the COVID-19-related downturn in the commercial aviation market and its impact on customer operations in the three quarters ended October 2, 2020.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Gross Margin
The increase in gross margin in the three quarters ended October 2, 2020 compared with pro forma gross margin for the three quarters ended September 27, 2019 was primarily due to $61 million of lower cost of sales related to the fair value step-up in inventory sold, integration benefits, operational excellence and higher volume, partially offset by a mix of program revenue and product sales with relatively lower gross margin percentage in the three quarters ended October 2, 2020. Operating margin percentage for the three quarters ended October 2, 2020 was comparable with pro forma operating margin percentage for the three quarters ended September 27, 2019.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
ESA Expenses
The decreases in ESA expenses and ESA percentage in the three quarters ended October 2, 2020 compared with pro forma ESA expenses and ESA percentage for the three quarters ended September 27, 2019 were primarily due to $135 million of lower L3Harris Merger-related transaction and integration expenses, $82 million of lower restructuring charges and other items, and integration benefits, partially offset by $88 million of higher amortization of identifiable intangible assets acquired as a result of the L3Harris Merger.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Business Divestiture-Related (Losses) Gains
Business divestiture-related (losses) gains for the three quarters ended October 2, 2020 on a pro forma basis included the same charges as noted above for the three quarters ended October 2, 2020 on an as reported basis.
See Note C — Business Divestitures and Asset Sales in the Notes for further information.
Impairment of Goodwill and Other Assets
Impairment of goodwill and other assets for the three quarters ended October 2, 2020 on a pro forma basis reflects the same charges as noted above for the three quarters ended October 2, 2020 on an as reported basis.
See Note C — Business Divestitures and Assets Sales and Note K — Goodwill and Other Intangible Assets in the Notes for further information.
Non-Operating Income
The increase in non-operating income for the three quarters ended October 2, 2020 compared with pro forma non-operating income for the three quarters ended September 27, 2019 was primarily due to an increase in the non-service cost components of pension and other postretirement benefit plan income.

Net Interest Expense
Net interest expense for the three quarters ended October 2, 2020 was largely unchanged compared with pro forma net interest expense for the three quarters ended September 27, 2019.
See “Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information” below in this MD&A for further information.
Income Taxes
Our effective tax rate was 15.9 percent for the three quarters ended October 2, 2020 compared with an 8.8 percent pro forma effective tax rate for the three quarters ended September 27, 2019. Our effective tax rate for the three quarters ended October 2, 2020 was impacted by the same items as noted above for the three quarters ended October 2, 2020 on an as reported basis.
See “Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information” below in this MD&A for information regarding our pro forma effective tax rate for the quarter and three quarters ended September 27, 2019.
Income From Continuing Operations
The decrease in income from continuing operations for the three quarters ended October 2, 2020 compared with pro forma income from continuing operations for the three quarters ended September 27, 2019 was primarily due to the combined effects of the reasons noted above in this “Pro Forma Basis Discussion” regarding the three quarters ended October 2, 2020 and September 27, 2019, particularly the charges for impairment of goodwill and other assets in the three quarters ended October 2, 2020.
Income From Continuing Operations Per Diluted Common Share Attributable to L3Harris Common Shareholders
The decrease in income from continuing operations per diluted common share attributable to L3Harris common shareholders for the three quarters ended October 2, 2020 compared with pro forma income from continuing operations per diluted common share attributable to L3Harris common shareholders for the three quarters ended September 27, 2019 was primarily due to lower income from continuing operations, as discussed above, partially offset by a decrease in our diluted weighted average common shares outstanding from shares of our common stock repurchased under our repurchase program since the L3Harris Merger.
See “Common Stock Repurchases” below in this MD&A for information regarding our share repurchase program.
Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information
The following supplemental unaudited pro forma condensed combined income statement information prepared in accordance with the requirements of Article 11 of Regulation S-X provides further information supporting the preparation of the supplemental unaudited pro forma condensed combined financial information for the three quarters ended September 27, 2019 provided above in the “Consolidated Results of Operations” discussion in this MD&A and has been prepared to give effect to the L3Harris Merger under the acquisition method of accounting. It combines the historical results of operations of Harris and L3 and reflects the L3Harris Merger as if it closed on June 30, 2018, the first day of Harris’ fiscal 2019, and gives effect to pro forma events that are (a) directly attributable to the L3Harris Merger, (b) factually supportable and (c) expected to have a continuing impact on our results of operations. The adjustments include adjustments to reflect the sale of the Harris Night Vision business, which is directly attributable to the L3Harris Merger, but do not include any adjustments for the use of proceeds from such sale, because the use is not directly attributable to the L3Harris Merger. The pro forma condensed combined income statement information is provided for informational and supplemental purposes only, and does not purport to indicate what L3Harris’ results of operations would have been, or L3Harris’ future results of operations, had the L3Harris Merger actually occurred on June 30, 2018. The supplemental unaudited pro forma condensed combined income statement information should be read in conjunction with other sections of this MD&A, our Condensed Consolidated Financial Statements (Unaudited) and the Notes appearing elsewhere in this Report.

Unaudited Pro Forma Condensed Combined Statement of Income
For the Three Quarters Ended September 27, 2019

	Two Quarters Ended June 28, 2019					Quarter Ended September 27, 2019	Three Quarters Ended September 27, 2019
(In millions, except per share amounts)	Historical Harris	Historical L3	Pro Forma Adjustments	Note Ref.	Pro Forma	L3Harris As Reported	Pro Forma

Revenue from product sales and services	$3,593	$5,331	$(11)	a	$8,834	$4,431	$13,265
			(79)	b
Cost of product sales and services	(2,362)	(3,875)	11	a	(6,181)	(3,242)	(9,423)
			54	b
			(9)	c
Engineering, selling and administrative expenses	(659)	(824)	11	b	(1,707)	(999)	(2,706)
			(228)	c
			38	d
			(4)	e
			4	f
			(45)	j
Business divestiture-related gains	—	—	—		—	229	229
Merger, acquisition and divestiture related expenses	—	(45)	45	j	—	—	—
Non-operating income	94	—	23	j	117	79	196
Interest and other income, net	—	15	19	g	—	—	—
			(34)	j
Debt retirement charge	—	(3)	3	j	—	—	—
Interest income	1	—	8	j	9	9	18
Interest expense	(82)	(75)	4	h	(139)	(67)	(206)
			14	i
Income from continuing operations before income taxes	585	524	(176)		933	440	1,373
Income taxes	(73)	(87)	44	k	(116)	(5)	(121)
Income from continuing operations	512	437	(132)		817	435	1,252
Noncontrolling interest, net of income taxes	—	(12)	—		(12)	(6)	(18)
Income from continuing operations attributable to common shareholders	$512	$425	$(132)		$805	$429	$1,234

Income from continuing operations per basic common share attributable to common shareholders	$4.32				$3.62	$1.93	$5.55
Income from continuing operations per diluted common share attributable to common shareholders	$4.23				$3.57	$1.90	$5.48
Basic weighted average common shares outstanding	118.1		104.1	l	222.2	222.6	222.3
Diluted weighted average common shares outstanding	120.7		104.6	l	225.3	225.4	225.3
Notes:
a.Reflects the elimination of intercompany balances and transactions between L3 and Harris.
b.Reflects the sale of the Harris Night Vision business.

c.Reflects the net increase in amortization expense related to the fair value of acquired finite-lived identifiable intangible assets and the elimination of historical amortization expense recognized by L3 for the two quarters ended June 28, 2019. Assumptions and details are as follows:

	Weighted Average Amortization Period	Fair Value (1)	Two Quarters ended June 28, 2019
	(In years)	(In millions)

Identifiable Intangible Assets Acquired:
Customer relationships	15	$5,417	$222
Trade names — Divisions	9	123	6
Adjustment to engineering, selling and administrative expenses			228
Developed technology	7	562	33
Less: L3 historical amortization			(24)
Adjustment to cost of product sales and services			9
Total net adjustment to amortization expense			$237
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
k.Represents the income tax impact of the pro forma adjustments, using the blended worldwide tax rates for L3, in the case of pro forma adjustments to L3’s historical results, and the federal and state statutory tax rates for Harris, in the case of pro forma adjustments to Harris’ historical results. As a result, the combined statutory tax rate used to tax-effect the pro forma adjustments was approximately 25.0 percent for the two quarters ended June 28, 2019. This tax rate does not represent the combined company’s effective tax rate, which will include other tax charges and benefits, and does not take into account any historical or possible future tax events that may impact the combined company following the consummation of the L3Harris Merger.
l.Increase in common stock due to shares of L3Harris common stock issued for outstanding L3 common stock and in respect of vested L3 restricted stock units and L3 performance stock units. Diluted shares also include the dilutive impact of L3Harris stock options issued in replacement of L3 stock options calculated using the treasury stock method.

Discussion of Business Segment Results of Operations
Integrated Mission Systems

	Quarter Ended
	October 2, 2020	September 27, 2019	% Inc/(Dec)
(In millions)	As Reported

Revenue	$1,372	$1,292	6%
Segment operating income	$213	$176	21%
% of revenue	16%	14%

	Three Quarters Ended
	October 2, 2020	September 27, 2019	% Inc/(Dec)	September 27, 2019	% Inc/(Dec)
(In millions)	As Reported			Pro Forma

Revenue	$4,073	$1,317	*	$3,894	5%
Segment operating income	$638	$182	*	$503	27%
% of revenue	16%	14%		13%
_______________
*    Not meaningful
As Reported
Quarter Ended October 2, 2020 Compared With Quarter Ended September 27, 2019: The increase in segment revenue in the quarter ended October 2, 2020 compared with the quarter ended September 27, 2019 was primarily due to $52 million of higher revenue in Maritime, from a ramp in manned and classified platforms, and $40 million of higher revenue in ISR, driven by aircraft missionization demand, partially offset by lower revenue in Electro Optical due to program timing.
The increases in segment operating income and operating income as a percentage of revenue (“operating margin percentage”) in the quarter ended October 2, 2020 compared with the quarter ended September 27, 2019 were primarily due to higher volume, operational excellence and integration benefits, partially offset by higher investments.
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: The changes in segment revenue, operating income and operating margin percentage for the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 were primarily due to the inclusion of L3 operations in segment operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger). Because our Integrated Mission Systems segment is almost entirely comprised of L3 businesses, comparisons to the three quarters ended September 27, 2019 segment operating metrics are not meaningful.
Pro Forma
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: The increase in segment revenue in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 was due to growth in all three businesses, including $126 million of higher revenue in Maritime, $42 million of higher revenue in ISR and higher revenue in Electro Optical.
The increases in segment operating income and operating margin percentage in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 were primarily due to operational excellence, integration benefits and higher volume, partially offset by higher investments.

Space and Airborne Systems

	Quarter Ended
	October 2, 2020	September 27, 2019	% Inc/(Dec)
(In millions)	As Reported

Revenue	$1,249	$1,173	6%
Segment operating income	$231	$230	—%
% of revenue	18%	20%

	Three Quarters Ended
	October 2, 2020	September 27, 2019	% Inc/(Dec)	September 27, 2019	% Inc/(Dec)
(In millions)	As Reported			Pro Forma

Revenue	$3,690	$3,148	17%	$3,485	6%
Segment operating income	$687	$599	15%	$656	5%
% of revenue	19%	19%		19%
As Reported
Quarter Ended October 2, 2020 Compared With Quarter Ended September 27, 2019: The increase in segment revenue in the quarter ended October 2, 2020 compared with the quarter ended September 27, 2019 was primarily due to $78 million of higher revenue in Mission Avionics, driven by a ramp on the F-35 platform, and $16 million of higher revenue in Intel and Cyber from growth on classified programs, partially offset by lower revenue in Space and Electronic Warfare, reflecting program timing.
Segment operating income was comparable and segment operating margin percentage decreased in the quarter ended October 2, 2020 compared with the quarter ended September 27, 2019, reflecting savings from operational excellence and integration, more than offset by a mix of program revenue with relatively lower operating margin percentage.
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: The increases in segment revenue and operating income in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 were primarily due to the inclusion of L3 operations in segment operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger) as well as the same reasons as noted above regarding revenue and operating income for the quarters ended October 2, 2020 and September 27, 2019. Segment operating margin percentage for the three quarters ended October 2, 2020 was comparable with the three quarters ended September 27, 2019.
Pro Forma
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: The increase in segment revenue in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 was primarily due to $264 million of higher revenue in Mission Avionics, driven by a ramp on the F-35 platform, and $76 million of higher revenue in Intel and Cyber from growth on classified programs, partially offset by lower revenue in Space and Electronic Warfare, reflecting program timing.
The increase in segment operating income in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 was primarily due to higher volume, operational excellence and integration benefits, partially offset by higher investments. Segment operating margin percentage for the three quarters ended October 2, 2020 was comparable with the three quarters ended September 27, 2019.

Communication Systems

	Quarter Ended
	October 2, 2020	September 27, 2019	% Inc/(Dec)
(In millions)	As Reported

Revenue	$1,094	$1,032	6%
Segment operating income	$273	$234	17%
% of revenue	25%	23%

	Three Quarters Ended
	October 2, 2020	September 27, 2019	% Inc/(Dec)	September 27, 2019	% Inc/(Dec)
(In millions)	As Reported			Pro Forma

Revenue	$3,300	$2,221	49%	$3,159	4%
Segment operating income	$788	$577	37%	$699	13%
% of revenue	24%	26%		22%
As Reported
Quarter Ended October 2, 2020 Compared With Quarter Ended September 27, 2019: The increase in segment revenue in the quarter ended October 2, 2020 compared with the quarter ended September 27, 2019 was primarily due to $59 million of higher Tactical Communications revenue, from strong demand in the Middle East, Europe and Asia Pacific as well as continued ramp in U.S. Department of Defense (“DoD”) modernization programs that also benefited Integration Vision Systems, partially offset by lower revenue in Public Safety, reflecting COVID-19-related pressures on state and local government customers.
The increases in segment operating income and operating margin percentage in the quarter ended October 2, 2020 compared with the quarter ended September 27, 2019 were primarily due to higher volume, operational excellence and integration benefits, partially offset by the timing of expense accruals in the quarter ended October 2, 2020.
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: The increases in segment revenue and operating income in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 were primarily due to the inclusion of L3 operations in segment operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger) as well as the same reasons as noted above regarding revenue and operating income for the quarters ended October 2, 2020 and September 27, 2019.
Segment operating margin percentage decreased in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 primarily due to a mix of product sales and program revenue with a relatively lower operating margin percentage.
Pro Forma
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: The increase in revenue in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 was primarily due to $148 million of higher Tactical Communications revenue, primarily due to a ramp in U.S. DoD modernization programs, and higher revenue in Integration Vision Systems, partially offset by $47 million of lower revenue in Public Safety, reflecting COVID-19-related pressures on state and local government municipality customers.
The increases in segment operating income and operating margin percentage in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 were primarily due to higher volume, operational excellence and integration benefits, partially offset by a mix of product sales and program revenue with a relatively lower operating margin percentage.
Additional Information on Known Trends and Uncertainties
Revenue and operating income in the Public Safety sector has been, and we expect will continue to be, adversely impacted by COVID-19-related pressures on state and local government customers, including reduced staffing, limited remote work technology capabilities, significant reductions in near-term tax revenues and competing budget priorities. We currently expect revenue in our Public Safety sector to decrease by approximately $85 million in fiscal 2020 compared with the four quarters ended January 3, 2020; however, the ultimate extent of the COVID-19-related impact to our Public Safety sector remains uncertain and unpredictable.

Aviation Systems

	Quarter Ended
	October 2, 2020	September 27, 2019	% Inc/(Dec)
(In millions)	As Reported

Revenue	$792	$948	(16)%
Segment operating income (loss)	$100	$127	(21)%
% of revenue	13%	13%

	Three Quarters Ended
	October 2, 2020	September 27, 2019	% Inc/(Dec)	September 27, 2019	% Inc/(Dec)
(In millions)	As Reported			Pro Forma

Revenue	$2,603	$1,278	*	2,827	(8)%
Segment operating income (loss)	$(46)	$163	*	341	*
% of revenue	(2)%	13%		12%
_______________
*    Not meaningful
As Reported
Quarter Ended October 2, 2020 Compared With Quarter Ended September 27, 2019: The decrease in segment revenue in the quarter ended October 2, 2020 compared with the quarter ended September 27, 2019 was primarily due to $216 million of lower revenue in Commercial Aviation Solutions, including a $122 million revenue impact from the airport security and automation business divestiture on May 4, 2020 and lower revenue from the downturn in the commercial aviation market and its impact on customer operations, partially offset by $65 million of higher revenue in Defense Aviation Products, reflecting a ramp in fuzing and ordnance systems, and higher revenue in Mission Networks.
Segment operating income decreased in the quarter ended October 2, 2020 compared with the quarter ended September 27, 2019 as operational efficiencies, integration benefits and cost management were more than offset by the airport security and automation business divestiture and COVID-19-related impacts. Segment operating margin percentage for the quarter ended October 2, 2020 was comparable with the quarter ended September 27, 2019.
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: The increase in segment revenue in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 was primarily due to the inclusion of L3 operations in segment operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger) as well as the same reasons as noted above regarding revenue for the quarters ended October 2, 2020 and September 27, 2019. Because the majority of our Aviation Systems segment is comprised of L3 businesses, comparisons to the three quarters ended September 27, 2019 segment operating metrics are not meaningful.
The segment operating loss in the three quarters ended October 2, 2020 compared with segment operating income in the three quarters ended September 27, 2019 was primarily due to $396 million of impairment of goodwill and other assets, restructuring charges and other exit costs recorded in the three quarters ended October 2, 2020 in our Commercial Aviation Solutions sector due to the downturn in the commercial aviation market mentioned above as well as the divestiture of the airport security and automation business, partially offset by the inclusion of L3 operations in segment operating results (principally Defense Aviation Products and Military Training operations) in the three quarters ended October 2, 2020.
Pro Forma
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: The decrease in segment revenue in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 was primarily due to $405 million of lower revenue in Commercial Aviation Solutions, including a $223 million impact from the airport security and automation business divestiture, partially offset by $166 million of higher revenue in Defense Aviation Products and higher revenue in Mission Networks.
The segment operating loss in the three quarters ended October 2, 2020 compared with segment operating income in the three quarters ended September 27, 2019 was primarily due to $396 million of impairment of goodwill and other assets, restructuring charges and other exit costs recorded in the three quarters ended October 2, 2020 in our Commercial Aviation Solutions sector due to the downturn in the commercial aviation market mentioned above as well as the divestiture of the airport security and automation business, partially offset by operational efficiencies, integration benefits and cost management in the three quarters ended October 2, 2020.
Additional Information on Known Trends and Uncertainties
Revenue and operating income from our Commercial Aviation Solutions sector are expected to continue to decline for the remainder of 2020 due to decreased commercial training and commercial avionics sales volume, reflecting the COVID-19 pandemic and its impact on global air traffic and customer operations. We currently expect revenue in our Commercial Aviation Solutions sector to decrease by approximately $310 million in fiscal 2020 compared with the four quarters ended January 3, 2020 from COVID-19-related impacts; however, the ultimate extent of the COVID-19-related impact to our Commercial Aviation Solutions sector remains uncertain and unpredictable. In addition, the divestiture of our airport security and automation business on May 4, 2020 will decrease segment revenue and operating income in calendar year 2020 compared with calendar year 2019. Customer revenue from the airport security and automation business through the date of divestiture was approximately $147 million compared with $353 million for the three quarters ended September 27, 2019 on a pro forma basis.
Unallocated Corporate Expenses

	Quarter Ended
	October 2, 2020	September 27, 2019	% Inc/(Dec)
(In millions)	As Reported

Unallocated corporate expenses	$23	$93	(75)%
L3Harris Merger-related transaction and integration expenses	27	170	(84)%
L3Harris Merger-related restructuring charges	—	111	(100)%
Amortization of acquisition-related intangibles	176	123	43%
Business divestiture-related losses (gains)	10	(229)	*

	Three Quarters Ended
	October 2, 2020	September 27, 2019	% Inc/(Dec)	September 27, 2019	% Inc/(Dec)
(In millions)	As Reported			Pro Forma

Unallocated corporate expenses	$113	$94	20%	$98	15%
L3Harris Merger-related transaction and integration expenses	95	222	(57)%	230	(59)%
L3Harris Merger-related restructuring charges	7	111	(94)%	111	(94)%
Amortization of acquisition-related intangibles	529	173	206%	435	22%
Business divestiture-related losses (gains)	62	(229)	*	(229)	*

Quarter Ended October 2, 2020 Compared With Quarter Ended September 27, 2019: The decrease in unallocated corporate expenses in the quarter ended October 2, 2020 compared with the quarter ended September 27, 2019 was primarily due to $92 million of additional cost of sales related to the fair value step-up in inventory sold recognized in the quarter ended September 27, 2019, partially offset by an increase in L3Harris Merger-related equity compensation expense and the timing of expense accruals in the quarter ended October 2, 2020.
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: The increase in unallocated corporate expense in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 on both an as reported and pro forma basis was primarily due to higher L3Harris Merger-related equity compensation expense, the timing of expense accruals and a $14 million non-cash goodwill impairment charge related to a potential divestiture, partially offset by $61 million of lower cost of sales related to the fair value step-up in inventory sold in the three quarters ended October 2, 2020.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Three Quarters Ended
(In millions)	October 2, 2020	September 27, 2019

Net cash provided by operating activities	$2,092	$797
Net cash provided by investing activities	798	1,322
Net cash used in financing activities	(2,373)	(1,453)
Effect of exchange rate changes on cash and cash equivalents	—	(8)
Net increase in cash and cash equivalents	517	658
Cash and cash equivalents, beginning of year	824	343
Cash and cash equivalents, end of quarter	$1,341	$1,001
Cash and cash equivalents
The $517 million net increase in cash and cash equivalents in the three quarters ended October 2, 2020 was primarily due to:
•$2,092 million of net cash provided by operating activities;
•$1,002 million of net proceeds from sales of businesses; and
•$249 million of net proceeds from borrowings from issuance of Floating Rate Notes due March 10, 2023; partially offset by
•$1,850 million used to repurchase shares of our common stock;
•$546 million used to pay cash dividends;
•$257 million of repayments of borrowings, including $250 million used for repayment at maturity of the entire principal amount of our Floating Rate Notes due April 30, 2020; and
•$194 million used for net additions of property, plant and equipment.
The $658 million net increase in cash and cash equivalents in the three quarters ended September 27, 2019 was primarily due to:
•$1,132 million of net cash acquired in L3Harris Merger;
•$797 million of net cash provided by operating activities;
•$346 million of net proceeds from sale of business; and
•$127 million of proceeds from exercises of employee stock options; partially offset by
•$750 million used to repurchase shares of our common stock;
•$405 million of repayments of borrowings;
•$334 million used to pay cash dividends;
•$178 million used for net additions of property, plant and equipment; and
•$88 million used for payments of tax withholding associated with vested share-based awards.
At October 2, 2020, we had cash and cash equivalents of $1.3 billion, and we have a senior unsecured $2 billion revolving credit facility that expires in June 2024 (all of which was available to us as of October 2, 2020). Additionally, we had $6.9 billion of long-term debt outstanding at October 2, 2020, the majority of which was assumed in connection with the L3Harris Merger in the Fiscal Transition Period and the acquisition of Exelis Inc. in the fourth quarter of fiscal 2015. Our $1.3 billion of cash and cash equivalents at October 2, 2020 included $336 million held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facility, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties and the state of global commerce and general political and financial uncertainty. We cannot predict the impact that COVID-19, among other potential risks and uncertainties, will have on our cash from operations. For further information regarding COVID-19-related risks and uncertainties, see Part II, Item 1A. “Risk Factors” in this Report.
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next twelve months and the reasonably foreseeable future thereafter. Our total capital expenditures for 2020 are expected to be approximately $350 million. We anticipate tax payments in 2020 to be approximately equal to our tax expense for the same period, subject to adjustment for certain timing differences. Other than those cash outlays noted in “Contractual Obligations” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal Transition Period Form 10-KT and in the “Commercial Commitments and Contractual Obligations” section below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase program, L3Harris Merger-related integration and other costs, cash payments to counterparties upon termination of yield-based treasury lock agreements (see Note S — Derivative Instruments and Hedging Activities in the Notes for additional information regarding derivative instruments) and expected repayment in the fourth quarter of 2020 of the entire $650 million principal amount of 4.95% notes due February 15, 2021, we do not anticipate any significant cash outlays during the remainder of 2020. For further information regarding COVID-19-related risks and uncertainties, see Part II, Item 1A. “Risk Factors” in this Report.
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
Net cash provided by operating activities: The $1,295 million increase in net cash provided by operating activities in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 was primarily due to the impact of higher income (excluding the impact of non-cash items such as depreciation and amortization and impairment of goodwill and other assets), reflecting the inclusion of cash flows from L3 operations following the L3Harris Merger, as well as a $302 million voluntary contribution to our U.S. qualified pension plans and $275 million of cash used for L3Harris Merger transaction costs, including change in control charges, in the quarter ended September 27, 2019, partially offset by a $167 million increase in cash used to fund working capital in the three quarters ended October 2, 2020.
Net cash used in investing activities: The $524 million decrease in net cash provided by investing activities in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 was primarily due to $1,132 million of net cash received from the L3Harris Merger and $343 million of net proceeds from the sale of the Harris Night Vision business in the quarter ended September 27, 2019, partially offset by $950 million of net cash proceeds from the sale of the airport security and automation business in the quarter ended July 3, 2020.
Net cash used in financing activities: The $920 million increase in net cash used in financing activities in the three quarters ended October 2, 2020 compared with the three quarters ended September 27, 2019 was primarily due to a $1,100 million increase in cash used to repurchase shares of our common stock and an increase of $212 million in cash dividends paid, partially offset by $245 million of higher net proceeds from borrowings and $148 million of lower repayments of borrowings.
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
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015 further extended the interest rate stabilization provision of MAP-21 until 2020. We made a voluntary contribution of $302 million to our U.S. qualified defined benefit pension plans during the Fiscal Transition Period. As a result, we are not required to make any contributions to our U.S. qualified defined benefit pension plans during the remainder of 2020.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $1.6 billion at October 2, 2020. See Note 15: “Pension and Other Postretirement Benefits” in the Notes to the Consolidated Financial Statements in our Fiscal Transition Period Form 10-KT and Note N — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the three quarters ended October 2, 2020, we used $1,850 million to repurchase 9.7 million shares of our common stock under our current repurchase program at an average price per share of $191.33, including commissions of $.02 per share. During the three quarters ended September 27, 2019, we used $750 million to repurchase 3.6 million shares of our common stock under our current repurchase program at an average price per share of $209.40, including commissions of $.02 per share. During the three quarters ended October 2, 2020 and September 27, 2019, $2 million and $88 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares purchased by us are canceled and retired.
At October 2, 2020, we had a remaining, unused authorization of approximately $650 million under our current repurchase program, which does not have an expiration date. Repurchases under our current repurchase program may be made through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects, impacts of COVID-19 and other factors our Board and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our current repurchase program is set forth in this Report under Part II. Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
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
We were in compliance with the covenants in the 2019 Credit Agreement at October 2, 2020, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2019 Credit Agreement, to be greater than 0.65 to 1.00. At October 2, 2020, we had no borrowings outstanding under the 2019 Credit Agreement.
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
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note M — Debt in the Notes. As discussed in Note M — Debt in the Notes, in the first quarter of 2020, we completed the issuance and sale of $250 million in aggregate principal amount of Floating Rate Notes due March 10, 2023 and used the net proceeds from the sale to repay at maturity the $250 million in aggregate principal amount of our Floating Rate Notes due April 30, 2020.

Short-Term Debt: Our short-term debt at October 2, 2020 and January 3, 2020 was $2 million and $3 million, respectively, consisting of local borrowing by international subsidiaries for working capital needs.
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
As of October 2, 2020, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of October 2, 2020, we did not have material financial guarantees or other contractual commitments that we believe are reasonably likely to adversely affect our financial condition, results of operations, cash flows and equity, and we were not a party to any related party transactions that materially affect our financial condition, results of operations, cash flows and equity.
We have, from time to time, divested certain of our businesses and assets. In connection with these divestitures, we often provide representations, warranties and/or indemnities to cover various risks and unknown liabilities, such as environmental liabilities and tax liabilities. We cannot estimate the potential liability from such representations, warranties and indemnities because they relate to unknown conditions. We do not believe, however, that the liabilities relating to these representations, warranties and indemnities will have a material adverse effect on our financial condition, results of operations, cash flows or equity.
Due to our downsizing of certain operations pursuant to acquisitions, divestitures, restructuring plans or otherwise, certain properties leased by us have been sublet to third parties. If any of these third parties vacates any of these premises, we would be legally obligated under master lease arrangements. We believe that the financial risk of default by such sub-lessees is individually and in the aggregate not material to our financial condition, results of operations, cash flows or equity.
Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal Transition Period Form 10-KT include our commercial commitments and contractual obligations. Except for changes in our debt as described under “Capital Structure and Resources” in this MD&A as well as other changes resulting from the L3Harris Merger, no material changes occurred during the three quarters ended October 2, 2020 in our contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases or our commercial commitments, or in our contingent liabilities on outstanding surety bonds, standby letters of credit or other arrangements as disclosed in our Fiscal Transition Period Form 10-KT.
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
EAC adjustments resulted in the following impacts to operating income for the periods presented:

	Quarter Ended		Three Quarters Ended
(In millions)	October 2, 2020	September 27, 2019	October 2, 2020	September 27, 2019

Favorable adjustments	$180	$138	$523	$208
Unfavorable adjustments	(81)	(76)	(223)	(128)
Net operating income adjustments	$99	$62	$300	$80
Quarter Ended October 2, 2020 Compared With Quarter Ended September 27, 2019: The net favorable EAC adjustments in the quarter ended October 2, 2020 reflect benefits of operational performance on programs, including retirement of risks and schedule improvements, achievement of incentive payments and realization of synergy savings. The net favorable EAC adjustments in the quarter ended October 2, 2020 were realized in all four of our business segments across numerous contracts. There were no EAC adjustments on any individual program with impacts to operating income in the quarters ended October 2, 2020 or September 27, 2019 that were material to our results of operations on a consolidated or segment basis for such periods.
Three Quarters Ended October 2, 2020 Compared With Three Quarters Ended September 27, 2019: The net favorable EAC adjustments in the three quarters ended October 2, 2020 reflect the same items noted above for the quarters ended October 2, 2020 and September 27, 2019. The net favorable EAC adjustments in the three quarters ended October 2, 2020 were realized in all four of our business segments across numerous contracts. There were no EAC adjustments on any individual program with impacts to operating income in the three quarters ended October 2, 2020 or September 27, 2019 that were material to our results of operations on a consolidated or segment basis for such periods.
We recognize revenue from numerous contracts with multiple performance obligations. For these contracts, we allocate the transaction price to each performance obligation based on the relative standalone selling price of the good or service underlying each performance obligation. The standalone selling price represents the amount for which we would sell the good or service to a customer on a standalone basis (i.e., not sold as a bundled sale with any other products or services). The allocation of transaction price among separate performance obligations may impact the timing of revenue recognition but will not change the total revenue recognized on the contract.

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
Goodwill
Goodwill in our Condensed Consolidated Balance Sheet (Unaudited) as of October 2, 2020 and January 3, 2020 was $19 billion and $20 billion, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. We identify potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill, which is adjusted for allocations of Corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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
Indications of potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit (which is part of our Aviation Systems segment) were present at April 3, 2020 and July 3, 2020 due to COVID-19 and its impact on global air traffic and customer operations, which resulted in a decrease in the fiscal 2020 outlook for the reporting unit. Although our cash flow projections for the Commercial Aviation Solutions reporting unit did not change significantly compared with the projected cash flows as of April 3, 2020, we determined it was more-likely-than-not that the fair value of our Commercial Aviation Solutions reporting unit was less than its carrying amount as of July 3, 2020 due to the amount by which the fair value of the Commercial Aviation Solutions reporting unit exceeded its carrying amount as of April 3, 2020 and heightened uncertainty regarding the timing of expected recovery for the overall commercial aviation market. Consequently, in connection with the preparation of our financial statements for the quarters ended April 3, 2020 and July 3, 2020, we performed quantitative impairment tests on an interim basis. To test for potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit, we prepared an estimate of the fair value of the reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. Given the level of uncertainty as of April 3, 2020 and July 3, 2020 in the outlook for the commercial aviation industry caused by the impact of the COVID-19 pandemic on global air traffic, our methodology for determining the fair value of the reporting unit placed the greatest weight on the expected fair value technique, and was dependent on our best estimates of future sales, operating costs and balance sheet metrics under a range of scenarios for future economic conditions. We assigned a probability to each scenario to calculate a set of probability-weighted projected cash flows, and an appropriate discount rate reflecting the risk in the projected cash flows was used to discount the expected cash flows to present value.
As a result of these impairment tests, we concluded that goodwill related to our Commercial Aviation Solutions reporting unit was impaired as of April 3, 2020 and July 3, 2020, and we recorded non-cash impairment charges of $296 million (including $28 million attributable to noncontrolling interests) during the quarter ended April 3, 2020 and $54 million (including $8 million attributable to noncontrolling interests) during the quarter ended July 3, 2020. The goodwill impairment charge recorded during the quarter ended July 3, 2020 was primarily due to a significant increase in the weighted-average cost of capital rate used to discount the projected cash flows of our Commercial Aviation Solutions reporting unit to their present values. These charges are included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the three quarters ended October 2, 2020 and are primarily not deductible for tax purposes.
See Note K — Goodwill and Other Intangible Assets in the Notes for additional information.
As of July 3, 2020, the date of our latest interim impairment assessment, the estimated fair values for each of our reporting units exceed their carrying values. However, for six of those reporting units, which had approximately $10 billion of goodwill in aggregate, the estimated fair value of the reporting unit exceeded the carrying value of the reporting unit by less than 10 percent, primarily due to the limited amount of time that has elapsed since the carrying values were established in connection with the L3Harris Merger. We are monitoring the impacts of COVID-19 on the fair value of our reporting units and do not currently anticipate any further material goodwill impairment charges as a result of COVID-19. However, an impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of the reporting units, future deterioration in the business, including from the impact of COVID-19, or a sharp increase in interest rates without a corresponding increase in future revenue. We will perform our annual goodwill impairment assessment during the fourth quarter of 2020.
Goodwill Allocation
Airport security and automation business goodwill allocation: As described in more detail in Note C — Business Divestitures and Assets Sales in the Notes, we entered into a definitive agreement to sell our airport security and automation business on February 4, 2020 and completed the sale on May 4, 2020. Because the divestiture of the airport security and automation business represented the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $531 million of goodwill to the airport security and automation business disposal group on a relative fair value basis. In conjunction with the relative fair value allocation, we tested goodwill assigned to the disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met in late January 2020.
EOTech business goodwill allocation: As described in more detail in Note C — Business Divestitures and Assets Sales in the Notes, we entered into a definitive agreement to sell our EOTech business on March 20, 2020 and completed the sale on July 31, 2020. Because the divestiture of the EOTech business represented the disposal of a portion of a reporting unit within our Communication Systems segment, we assigned $9 million of goodwill to the EOTech business disposal group on a relative fair value basis. In conjunction with the relative fair value allocation, we tested goodwill assigned to the disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed.
Other AS Disposal Group goodwill allocation: As described in more detail in Note C — Business Divestitures and Assets Sales in the Notes, during the quarter ended July 3, 2020, we determined the criteria to be classified as held for sale were met with respect to another business within our Aviation Systems segment (“other AS disposal group”). The income before income taxes of the other AS disposal group were not material for the quarter and three quarters ended October 2, 2020. We assigned $14 million of goodwill to the other AS disposal group on a relative fair value basis during the quarter ended July 3, 2020, when the held for sale criteria were met. In connection with the preparation of our financial statements for the quarter ended July 3, 2020, we concluded that goodwill related to the other AS disposal group was impaired and recorded a non-cash impairment charge of $14 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the three quarters ended October 2, 2020.
For purposes of allocating goodwill to the disposal groups above, we determined the fair value of each disposal group based on the respective negotiated selling price (or estimated net cash proceeds, in the case of no negotiated selling price), and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 1: "Significant Accounting Policies" in the Notes to Consolidated Financial Statements in our Fiscal Transition Period Form 10-KT for additional information regarding the fair value hierarchy.
Accounting for Business Combinations
We follow the acquisition method of accounting to record identifiable assets acquired, liabilities assumed and noncontrolling interests recognized in connection with acquired businesses at their estimated fair value as of the date of acquisition. Amounts recorded associated with these assets and liabilities are based on preliminary calculations, and our estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the closing date of the business combination).
Identifiable intangible assets from business combinations are recognized at their estimated fair values as of the date of acquisition and generally consist of customer relationships, trade names, developed technology and in-process R&D. Determination of the estimated fair value of identifiable intangible assets requires judgment. The fair value of customer contractual relationships is determined based on estimates and judgments regarding future after-tax earnings and cash flows arising from follow-on sales on contract renewals expected from customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory asset charge, all of which is discounted to present value. The fair value of trade name identifiable intangible assets is determined utilizing the relief from royalty method. Under this form of the income approach, a royalty rate based on observed market royalties is applied to projected revenue supporting the trade name and discounted to present value using an appropriate discount rate. Identifiable intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. Finite-lived identifiable intangible assets are amortized to expense over their useful lives, generally ranging from three to twenty years. The fair value of identifiable intangible assets acquired in connection with the L3Harris Merger was approximately $8.5 billion.
We assess the recoverability of finite-lived identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows of the assets. If the sum of expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. See Note B — Business Combination and Note K — Goodwill and Other Intangible Assets in the Notes for additional information.
Impact of Recently Issued Accounting Standards
Accounting standards that have been recently issued, but are not yet effective for us, are described in Note A — Significant Accounting Policies and Recent Accounting Standards in the Notes, which describes the potential impact that these standards are expected to have on our financial condition, results of operations, cash flows or equity.
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

•The level of returns on defined benefit plan assets, changes in interest rates and other factors could affect our financial condition, results of operations, cash flows and equity in future periods.
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
•The outcome of litigation or arbitration in which we are involved from time to time is unpredictable, and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations, cash flows and equity.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. There were no material changes during the three quarters ended October 2, 2020 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Fiscal Transition Period Form 10-KT.
Foreign Exchange and Currency: Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than functional currencies of such businesses. We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include the accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at October 2, 2020 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign currency denominated assets, liabilities and firm commitments. See Note S — Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates: As of October 2, 2020, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at October 2, 2020 would not have had a material impact on the fair value of these obligations. There is no interest-rate risk associated with these obligations on our results of operations or cash flows unless existing obligations are refinanced upon maturity at then-current interest rates, because the interest rates are fixed until maturity, and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.
As of October 2, 2020, we also had long-term variable-rate debt obligations of $250 million of Floating Rate Notes due March 10, 2023. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these debt obligations at October 2, 2020 would not have had a material impact on our results of operations or cash flows. See Note M — Debt in the Notes for further information.
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
As of October 2, 2020, we had two outstanding treasury lock agreements, with an aggregate notional amount of $650 million, to hedge our exposure to fluctuations in the benchmark interest rate (10-year U.S. Treasury rate) associated with our anticipated issuance of long-term fixed-rate notes to redeem or repay at maturity the entire $650 million outstanding principal amount of the 4.95% Notes due February 15, 2021 (“4.95% 2021 Notes”). We designated these treasury locks as cash flow hedges against fluctuations in interest payments on the 4.95% 2021 Notes due to changes in the benchmark interest rate prior to issuance, which we expect to occur before the date of maturity of the 4.95% 2021 Notes. An unrealized after-tax loss of $71 million associated with these treasury locks was deferred in accumulated other comprehensive loss at October 2, 2020. A 10 percent change in the 10-year U.S. Treasury rate at October 2, 2020 would not have had a material impact on the fair value of these treasury lock agreements or our results of operations or cash flows. See Note S — Derivative Instruments and Hedging Activities in the Notes for additional information.

Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of October 2, 2020, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of October 2, 2020, our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. As part of our integration with L3, we are in the process of incorporating our controls and procedures with respect to L3’s operations, and we will include internal controls with respect to L3’s operations in our assessment of the effectiveness of our internal control over financial reporting as of the end of 2020. We evaluated the impacts of COVID-19 on our ability to maintain effective internal controls and concluded that our internal control environment was not materially affected during the quarter ended October 2, 2020. Other than continuing to incorporate our controls and procedures with respect to L3’s operations, there have been no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
General. From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized, and legal costs generally are expensed when incurred. At October 2, 2020, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at October 2, 2020 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
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
In March 2020, COVID-19 was recognized as a pandemic by the World Health Organization and declared a national emergency by the U.S. Government. We are closely monitoring the impact of the ongoing COVID-19 pandemic on all aspects of our business and geographies, including how it is impacting our workforce, communities, suppliers, subcontractors, distributors, resellers and customers. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which has adversely affected certain of our business operations, may further adversely affect our business operations and may materially and adversely affect our financial condition, results of operations, cash flows and equity.
In addition to volatility in the overall demand environment for our products, systems and services, we have restricted the operations of our facilities in certain aspects, and we may continue to or further restrict operations if we deem it necessary or if recommended or mandated by governmental authorities, which would have a further adverse impact on us. For example, we have temporarily closed some of our flight training facilities in Europe and several other locations and implemented certain travel restrictions, which have disrupted how we operate our business, and we have also recognized $3 million and $397 million of charges for impairment of goodwill and other assets and other COVID-19-related impacts in the quarter and three quarters ended October 2, 2020, respectively. The COVID-19 pandemic may also impact our supply chains, including the ability of suppliers and vendors to provide their products and services to us.
Further, our management is focused on mitigating the effects of COVID-19, which has required and will continue to require, a large investment of time and resources across our enterprise and will delay other value-added services or initiatives. Additionally, many of our employees are currently working remotely. Given the nature of the pandemic, it remains uncertain when and on what scale our employees that are working remotely will return to work in person. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cyber security risks, and impair our ability to manage our business.
COVID-19-related costs for us and our suppliers could be significant and we are seeking reimbursement of COVID-19-related costs under our U.S. Government contracts through a combination of equitable adjustments to the contract price and reimbursement of the costs under Section 3610 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which allows federal agencies to reimburse contractors at the minimum applicable contract billing rate for costs arising from certain paid leave, including sick leave, a contractor provides to keep its employees or subcontractors in a ready state, including to protect the life and safety of government and contractor personnel through September 30, 2020. Reimbursement of any costs under Section 3610 of the CARES Act would increase sales, but is not expected to be at a profit or fee and, thus, would have the effect of reducing our margins in future periods. These cost increases, including costs for employees whose jobs cannot be performed remotely, may not be fully recoverable under our contracts, particularly fixed-price contracts, or adequately covered by insurance. We also have no assurance that Congress will appropriate funds to cover the reimbursement of defense contractors as authorized by the CARES Act, which could reduce funds available for other U.S. Government defense priorities.
If our responses to the pandemic are unsuccessful, or if customers do not perceive our response to be adequate for the United States or our international markets, we could suffer damage to our reputation, which could adversely affect our business.
The extent to which the COVID-19 pandemic further impacts us will depend on numerous evolving factors and future developments that we are not able to predict, including: the severity and transmission rate of the virus; the ultimate geographic spread of the virus; the duration of the pandemic; the extent and effectiveness of containment and mitigation actions, including in respect of resurgences of COVID-19 infection in affected regions after they have begun to experience improvement; governmental, business and other actions (which could include limitations on our operations or mandates to provide products, systems or services); the impacts on our supply chain; the impact of the pandemic on economic activity; the extent and duration of the effect on customer demand and buying patterns; the effects of additional business or facility closures or other changes to our operations; the health of and the effect on our workforce and our ability to meet staffing needs in our businesses and facilities, particularly if members of our workforce are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of a weaker economic conditions; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments such as shelter-in-place and similar orders that are applicable to our employees and business partners, among others. In addition, disruptions or turmoil in the credit or financial markets or impacts on our credit ratings from the pandemic could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted.
In addition, we cannot predict the extent of the impact that COVID-19 will have on our workforce, communities, suppliers, subcontractors, distributors, resellers or customers, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The impact of COVID-19 may also exacerbate other risks discussed in Item 1A. “Risk Factors” of our Fiscal Transition Period Form 10-KT, any of which could have a material effect on us. This situation continues to evolve, sometimes rapidly, and additional impacts may arise that we are not aware of currently.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the quarter ended October 2, 2020, we repurchased 6.4 million shares of our common stock under our current repurchase program for $1.1 billion at an average share price of $179.91, excluding commissions of $0.02 per share. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects, impacts of COVID-19 and other factors our Board of Directors and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are canceled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended October 2, 2020:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(July 4, 2020 - July 31, 2020)
Repurchase program(1)	—	$—	—	$1,800,204,462
Employee transactions(2)	5,166	$172.32	—	—
Month No. 2
(August 1, 2020 - August 28, 2020)
Repurchase program(1)	5,055,208	$179.73	5,055,208	$891,622,101
Employee transactions(2)	5,901	$173.79	—	—
Month No. 3
(August 29, 2020 - October 2, 2020)
Repurchase program(1)	1,336,140	$180.58	1,336,140	$650,336,263
Employee transactions(2)	2,975	$180.04	—	—
Total	6,405,390		6,391,348	$650,336,263
_______________
*     Periods represent our fiscal months.
(1)On July 1, 2019, we announced that our Board of Directors approved a $4 billion share repurchase program (our “2019 Repurchase Program”) replacing our prior share repurchase program and authorizing us to repurchase up to $4 billion in shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of October 2, 2020, $650,336,263 (as reflected in the table above) was the approximate dollar amount of our common stock that could still be purchased under our 2019 Repurchase Program, which does not have a stated expiration date.
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
Sales of Unregistered Equity Securities
During the quarter ended October 2, 2020, we did not issue or sell any unregistered equity securities.
Item 3. Defaults Upon Senior Securities.
Not Applicable.
Item 4. Mine Safety Disclosures.
Not Applicable.
Item 5. Other Information.
Not Applicable.

Item 6. Exhibits.
EXHIBIT INDEX
The following exhibits are filed herewith or incorporated by reference to exhibits previously filed with the SEC:

(3)
(a) Restated Certificate of Incorporation of L3Harris Technologies, Inc. (1995), as amended, incorporated herein by reference to Exhibit 3(a) to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020. (Commission File Number 1-3863)

(b) Amended and Restated By-Laws of L3Harris Technologies, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 7, 2020. (Commission File Number 1-3863)

(10.1)
L3Harris Technologies, Inc. Annual Incentive Plan (Amended and Restated Effective as of August 28, 2020), incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on September 1, 2020. (Commission File Number 1-3863).*

(10.2)
L3Harris Technologies, Inc. 2015 Equity Incentive Plan (Amended and Restated Effective as of August 28, 2020), incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on September 1, 2020. (Commission File Number 1-3863).*

(15)	Letter Regarding Unaudited Interim Financial Information
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)	Section 1350 Certification of Chief Executive Officer.
(32.2)	Section 1350 Certification of Chief Financial Officer.
(101)
The financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 2, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_______________
*    Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)

Date: November 2, 2020	By:	/s/ Jesus Malave Jr.
Jesus Malave Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)