Form 10-K
period 2021-01-01
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2021-03-01
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 1, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant at July 3, 2020 was $36,993,861,277 (based on the quoted closing sale price per share of the stock on the New York Stock Exchange). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of July 3, 2020 are affiliates.
The number of shares outstanding of the registrant’s common stock as of February 26, 2021 was 205,565,782.
Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders scheduled to be held on April 23, 2021, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 1, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

L3HARRIS TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 1, 2021
Exhibits
This Annual Report on Form 10-K contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”), including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that may not materialize or prove correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies or litigation; environmental remediation cost estimates; the potential level of share repurchases, dividends or pension contributions; potential acquisitions or divestitures; the integration of Harris Corporation (“Harris”) and L3 Technologies, Inc. (“L3”) and of our acquisitions; the value of contract awards and programs; expected revenue; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “could,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of filing of this Report and are not guarantees of future performance or actual results. Factors that might cause our results to differ materially from those expressed in or implied by these forward-looking statements, from our current expectations or projections or from our historical results include, but are not limited to, those discussed in “Item 1A. Risk Factors” of this Report. All forward-looking statements are qualified by, and should be read in conjunction with, those risk factors. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements, whether as a result of new information, future events or developments or otherwise, after the date of filing of this Report or, in the case of any document incorporated by reference, the date of that document.
Amounts contained in this Report may not always add to totals due to rounding.
L3Harris Merger
As described in more detail in Note 1: Significant Accounting Policies under “Principles of Consolidation” and Note 5: Business Combination in the Notes to Consolidated Financial Statements in this Report (the “Notes”), on October 12, 2018, Harris entered into an Agreement and Plan of Merger (the “Merger Agreement”) with L3 and Leopard Merger Sub Inc., a newly formed, direct wholly-owned subsidiary of Harris (“Merger Sub”), pursuant to which Harris and L3 agreed to combine their respective businesses in an all-stock merger, at the closing of which Merger Sub would merge with and into L3, with L3 continuing as the surviving corporation and a direct wholly-owned subsidiary of Harris (the “L3Harris Merger”), and Harris’ name would change to “L3Harris Technologies, Inc.” The closing of the L3Harris Merger occurred on June 29, 2019, after the end of Harris’ fiscal 2019 on June 28, 2019.
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
We provide advanced defense and commercial technologies across air, land, sea, space and cyber domains. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of January 1, 2021, we had approximately 48,000 employees, including approximately 19,000 engineers and scientists.

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
•Space and Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber defense; mission avionics; and electronic warfare;
•Communication Systems, including tactical communications; broadband communications; integrated vision solutions; and public safety; and
•Aviation Systems, including defense aviation; commercial aviation products; commercial and military pilot training; and mission networks for air traffic management.
During the first quarter of fiscal 2020, we adjusted our segment reporting to better align our businesses and transferred two businesses between our Integrated Mission Systems and Space and Airborne Systems segments. The historical results, discussion and presentation of our business segments as set forth in this Report reflect the impact of these changes to our segment reporting for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these changes.
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
Change in Fiscal Year
Through fiscal 2019, our fiscal years ended on the Friday nearest June 30. Commencing June 29, 2019, our fiscal year ends on the Friday nearest December 31. The period that commenced on June 29, 2019 was a fiscal transition period that ended on January 3, 2020 (“Fiscal Transition Period”), and our fiscal 2020 commenced on January 4, 2020 and ended on January 1, 2021.
Divestitures
As described in more detail in Note 3: Business Divestitures and Asset Sales and elsewhere in the Notes, during the Fiscal Transition Period and fiscal 2020, we completed the following business divestitures:
•The divestiture of the Harris Night Vision business, completed on September 13, 2019, the results of which are included in “Other non-reportable business segments” through the date of divestiture;
•The divestiture of the Security & Detection Systems and MacDonald Humfrey Automation solutions business (“airport security and automation business”), completed on May 4, 2020, the results of which are reported as part of our Aviation Systems segment through the date of divestiture;
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
Description of Business by Segment
Our four business segments provide a wide-range of products and services to various customers and are described below. For financial information with respect to our business segments, including revenue, operating income and total assets, and with respect to our operations outside the United States, see Note 25: Business Segments in the Notes, and for additional information with respect to our business segments, see “Discussion of Business Segment Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. For a discussion of certain risks affecting our business segments, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers: Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Integrated Mission Systems
Integrated Mission Systems segment revenue of $5,538 million for fiscal 2020, represented 30 percent of our total revenue. This segment is comprised of three business sectors: ISR, Maritime and Electro Optical, the principal products and services of which are described below.
ISR: We develop, integrate and maintain multi-mission ISR and communication systems, including fleet management support services, sensor development, modifications and periodic depot maintenance for ISR and airborne missions. Significant customers include DoD and classified customers within the U.S. Government, U.K. Ministry of Defence, Royal Australian Air Force and other select foreign military services.
Maritime: We are a manufacturer and integrator of maritime integrated command, control, communications, computers and cyber ISR (“C5ISR”) systems for maritime platforms, specializing in signals intelligence and multi-intelligence platforms; unmanned surface and undersea autonomous solutions; power and ship control systems and other electronic and electrical products and systems. Significant customers include the U.S. Navy (“USN”), the U.S. Coast Guard, the U.S. Army, allied navies, other military customers and commercial ship owners.
Electro Optical: We design and manufacture advanced EO/IR sensors and surveillance and targeting systems and provide modernization and life extension maintenance upgrade and support services for military aircraft. Significant customers include the National Aeronautics Space Administration, DoD, USN, the U.S. Air Force (“USAF”), select foreign militaries and commercial space companies.
Additional information regarding the composition of Integrated Mission Systems revenue for fiscal 2020 is as follows:
•77 percent was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors;
•67 percent was derived from contracts under which we are the prime contractor; and
•21 percent was derived from products and services for which the end consumer is located outside the U.S.
For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Space and Airborne Systems
Space and Airborne Systems segment revenue of $4,946 million for fiscal 2020, represented 27 percent of our total revenue. This segment is comprised of four business sectors: Space, Intel & Cyber, Mission Avionics and Electronic Warfare, the principal products and services of which are described below.
Space: We provide intelligence, space protection, geospatial, complete Earth observation, universe exploration, positioning, navigation and timing (“PNT”) and environmental solutions for national security, defense, civil and commercial customers, using advanced sensors, antennas and payloads, as well as ground processing and information analytics. Many of these solutions include reliable resilient and innovative capabilities. We are a global provider of PNT products, systems and solutions. We also provide space antenna systems and precision space structures. We are an experienced space reflector manufacturer and specialize in large, high-accuracy reflectors, which can range from unfurlable and fixed-mesh reflector antennas to solid spot beam antennas. We are also a prime contractor developing and integrating end-to-end systems of satellites. Some of the more significant programs in this business sector include:
•Maintenance of Space Situational Awareness Integrated Capabilities (“MOSSAIC”), a program to provide sustainment services for current and future ground-based space domain awareness sensors and space battle management command and control capabilities for the U.S. Space Force and Missile Systems Center;
•Geostationary Operational Environmental Satellite - Series R (“GOES-R”), a program to design, develop and build systems to measure, understand and monitor weather and environmental trends for the U.S. National Oceanic and Atmospheric Administration; and
•Global Positioning System (“GPS”) III, a program to modernize the GPS satellite system for the USAF.
As described in more detail in Note 3: Business Divestitures and Asset Sales and elsewhere in the Notes, on May 15, 2020, as part of our ongoing process to reshape our business portfolio to focus on technology-differentiated, high-margin businesses, we completed the divestiture of our Applied Kilovolts and Analytical Instrumentation business.
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
Mission Avionics: We provide avionic sensors, hardened electronics, release systems, data links and antennas supporting fixed wing and rotary platforms. Significant customers include military aircraft manufacturers, DoD customers within the U.S. Government and select foreign military services. For example, we provide advanced avionics components, carriage and release systems, sensors, encryption solutions, antenna systems and data processing technology for the F-35 Lightning II Joint Strike Fighter (“F-35”) program, including development and production of the next generation integrated core processor, panoramic cockpit display unit and aircraft memory systems.
Electronic Warfare: We provide multi-spectral situational awareness, threat warning and countermeasures capabilities for electronic warfare solutions for airborne and maritime platforms. Significant customers include military aircraft manufacturers, DoD customers within the U.S. Government and select foreign military services.
Additional information regarding the composition of Space and Airborne Systems revenue for fiscal 2020 is as follows:
•90 percent was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors;
•54 percent was derived from contracts under which we are the prime contractor; and
•15 percent was derived from products and services for which the end consumer is located outside the U.S.
For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Communication Systems
Communication Systems segment revenue of $4,443 million for fiscal 2020, represented 24 percent of our total revenue. This segment is comprised of four business sectors: Tactical Communications, Broadband Communications, Integrated Vision Solutions and Public Safety, the principal products and services of which are described below.
Tactical Communications: We provide tactical radios to the U.S. Army, USAF, U.S. Marine Corps, USN, U.S. Special Operations Command (“SOCOM”) and international defense customers, including developing and manufacturing software-defined radios for key DoD network modernization programs. For example, we are providing Handheld, Manpack and Small Form-Fit (“HMS”) radios to the U.S. Army.
We operate in this market principally on a “commercial” market-driven business model. We believe our business model, which drives speed and innovation, coupled with the scale provided by our international presence, will continue to make us competitive in the global market for tactical radios as it undergoes a modernization cycle.
Broadband Communications: We develop, design, manufacture and integrate broadband secured mobile networked communication equipment, including airborne, space and surface data link terminals, ground stations and transportable tactical satellite communication (“SATCOM”) systems used on manned aircraft, unmanned aerial vehicles (“UAVs”) and naval ships. Significant customers include U.S. defense and intelligence agencies.
Integrated Visions Solutions: We provide a full suite of helmet and weapon mounted integrated night vision systems for U.S. and international customers. For the Enhanced Night Vision Goggle - Binocular (“ENVG-B”) program, we provide advanced helmet-mounted night vision goggles to DoD customers.
As described in more detail in Note 3: Business Divestitures and Asset Sales and elsewhere in the Notes, on July 31, 2020, as part of our ongoing process to reshape our business portfolio to focus on technology-differentiated, high-margin businesses, we completed the divestiture of our EOTech business.
Public Safety: We provide radios, systems applications and equipment for critical public safety and professional communications to Federal, state and local government customers as well as to utility companies.
Global Communications Solutions: We provide SATCOM terminals and battlefield management networks for U.S. and international defense customers.
Additional information regarding the composition of Communication Systems revenue for fiscal 2020 is as follows:
•69 percent was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors;
•70 percent was derived from contracts under which we are the prime contractor; and
•28 percent was derived from products and services for which the end consumer is located outside the U.S.

Aviation Systems
Aviation Systems segment revenue of $3,448 million for fiscal 2020, represented 19 percent of our total revenue. This segment is comprised of four business sectors: Defense Aviation, Commercial Aviation Products, Commercial and Military Training and Mission Networks, the principal products and services of which are described below.
Defense Aviation: We provide precision engagement sensors and systems, small UAVs, antennas and arrays, radio frequency amplifiers and microwave electronic devices. In addition, this business sector provides combat vehicle engines, transmissions and GPS receivers for guided projectiles and precision munitions as well as navigation for fire control systems. Significant customers include U.S. defense and foreign military agencies.
Commercial Aviation Products: We provide airborne avionics products, such as traffic collision avoidance and flight recorders. Significant customers include commercial airplane manufacturers, commercial airlines and automotive manufacturers.
As described in more detail in Note 3: Business Divestitures and Asset Sales and elsewhere in the Notes, on May 4, 2020, as part of our ongoing process to reshape our business portfolio to focus on technology-differentiated, high-margin businesses, we completed the divestiture of our airport security and automation business.
Commercial and Military Training: We develop, install and maintain flight simulators and training systems that are customized to military and commercial aircraft. We also provide commercial and military pilot training services, including airline training for licensed pilots, academy programs for new cadets and flight school training for military pilots. Significant customers include commercial airlines, aircraft manufacturers, DoD and foreign military agencies.
Mission Networks: We provide mission-critical infrastructure communications and networking solutions for air traffic management for the U.S. Federal Aviation Administration (“FAA”) and international airspace national service providers. We are the prime contractor and system architect for the FAA Telecommunications Infrastructure (“FTI”) program and several major FAA Next Generation Air Transportation System (“NextGen”) programs to transform and upgrade the National Airspace System (“NAS”), including the Automatic Dependent Surveillance-Broadcast (“ADS-B”) program.
Additional information regarding the composition of Aviation Systems revenue for fiscal 2020 is as follows:
•71 percent was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors;
•65 percent was derived from contracts under which we are the prime contractor; and
•18 percent was derived from products and services for which the end consumer is located outside the U.S.
International Business
Revenue from products and services where the end consumer is located outside the U.S., including foreign military sales through the U.S. Government, was $3.7 billion (20 percent of our revenue), $2.0 billion (21 percent of our revenue), $1.5 billion (22 percent of our revenue) and $1.4 billion (23 percent of our revenue) in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively. Direct export sales are primarily denominated in U.S. Dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. For financial information regarding our domestic and international operations, including long-lived assets, see Note 25: Business Segments in the Notes.
The majority of our international marketing activities are conducted through subsidiaries that operate in the EMEA (Europe, Middle East and Africa) and APAC (Asia-Pacific) regions and Canada. We also have established international marketing organizations and several regional sales offices. For further information regarding our international subsidiaries, see Exhibit 21 of this Report.
International revenue for fiscal 2020 came from a large number of countries, and no single foreign country accounted for more than 5 percent of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried on an open account. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to remain competitive in international markets, we also enter into offset agreements or recourse or vendor financing arrangements to facilitate sales to certain customers.
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
Competitive Conditions and Trends in Market Demand
We operate in highly competitive markets that are sensitive to technological advances. Some of our competitors in each of our markets are larger than we are and can maintain higher levels of expenditures for research and development. In each of our markets, we concentrate on the opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these markets are product quality and reliability; technological capabilities, including reliable, resilient and innovative cyber capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; the effectiveness of third-party sales channels in international markets; and cost-effectiveness. We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs. We compete domestically and internationally against large aerospace and defense companies; principally, BAE Systems, Boeing, General Dynamics, Lockheed Martin, Northrop Grumman, Raytheon Technologies and Thales; and, increasingly, non-traditional defense contractors.
For further discussion of trends in market demand, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
Principal Customers; Government Contracts
The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 78 percent, 73 percent, 77 percent and 75 percent in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively. No other customer accounted for more than 5 percent of our revenue in fiscal 2020. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report. Our U.S. Government sales are predominantly derived from contracts with departments and agencies of, and prime contractors to, the U.S. Government. Most of the sales in our Space and Airborne Systems and Integrated Mission Systems segments are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default based on performance.
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
Our U.S. Government fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under our U.S. Government firm fixed-price contracts, we agree to perform a specific scope of work or sell a specific product for a fixed price and, as a result, benefit from cost savings and carry the burden of cost overruns. Under our U.S. Government fixed-price incentive contracts, we share with the U.S. Government both savings accrued for performance at less than target cost as well as costs incurred in excess of target cost up to a negotiated ceiling price, which is higher than the target cost, but carry the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, profit may also be adjusted up or down depending on whether specified performance objectives are met. Under our U.S. Government firm fixed-price and fixed-price incentive contracts, we generally receive from the U.S. Government either milestone payments totaling 100 percent of the contract price or monthly progress payments in amounts equaling 80 percent of costs incurred under the contract (however, in response to the novel COVID-19 strain of coronavirus pandemic (“COVID”), the U.S. Government has taken steps to increase the current rate for certain progress payments to 90 percent of costs incurred under relevant contracts to enhance cash flow and liquidity for the defense industrial base). The remaining amounts, including profits or incentive fees, are billed upon delivery and final acceptance of end items and deliverables under the contract. Our production contracts are mainly fixed-price contracts, and development contracts are generally cost-reimbursable contracts.

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
From time to time we may begin performance of a U.S. Government contract under an undefinitized contract action (“UCA”) with a not to exceed price before the terms, specifications or price are finally agreed to between the parties. In these arrangements, the U.S. Government has the ability to unilaterally definitize the contract if a mutual agreement regarding terms, specifications and price cannot be reached.
The U.S. Government has increased its focus on procurement process improvement initiatives and has implemented certain changes in its procurement practices. These developments may change the way U.S. Government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. Government, including the terms and conditions under which we do so, which may have an adverse impact to our business, financial condition, results of operations, cash flows and equity. For example, contracts awarded under the DoD’s Other Transaction Authority for research and prototypes generally require cost-sharing and may not follow, or may follow only in part, standard U.S. Government contracting practices and terms, such as the Federal Acquisition Regulation (“FAR”) and Cost Accounting Standards.
For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Backlog
Company-wide total backlog was $21.7 billion at January 1, 2021, of which $16.3 billion was funded backlog, compared with $20.6 billion at January 3, 2020, of which $16.2 billion was funded backlog. Backlog at January 3, 2020 included $405 million associated with businesses divested in fiscal 2020, including $380 million of backlog associated with the airport security and automation business divested during the quarter ended July 3, 2020. We expect to recognize approximately 54 percent of the revenue associated with Company-wide total backlog by the end of 2021 and approximately 85 percent of the revenue associated with Company-wide total backlog by the end of 2023, with the remainder to be recognized thereafter. However, we can give no assurance of such fulfillment or that our backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control.
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
We define unfunded backlog as unfilled firm orders for products and services for which funding has not been authorized and, in the case of U.S. Government customers, appropriated. The determination of the unfunded portion of total backlog involves substantial estimating, particularly with respect to customer requirements contracts and development and production contracts of a cost-reimbursable or incentive nature. We do not include the value of unexercised contract options or potential orders under IDIQ contracts in our unfunded backlog.
For backlog information for each of our business segments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
See Note 24: Backlog in the Notes for additional information regarding Company-wide total backlog.
Research and Development (“R&D”)
Company-sponsored R&D costs, which include R&D for commercial products and services and independent R&D related to government products and services, were $684 million, $329 million, $331 million and $311 million in fiscal 2020, in the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively. A portion of our independent R&D costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored R&D costs not otherwise allocable are charged to expense when incurred. Company-sponsored research is directed to the development of new products and services and to building technological capability in various markets.
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
Patents and Other Intellectual Property
We consider our patents and other intellectual property, in the aggregate, to constitute an important asset. We own a large portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property, including reliable, resilient and innovative cyber capabilities, and we routinely apply for new patents, trademarks and copyrights. We also license intellectual property to and from third parties. As of January 1, 2021, we held approximately 2,300 U.S. patents and 2,100 foreign patents, and had approximately 250 U.S. patent applications pending and 400 foreign patent applications pending. Unpatented research, development and engineering skills also make an important contribution to our business. Although our intellectual property rights in the aggregate are important to our business and the operations of our business segments, we do not consider our business or any business segment to be materially dependent on any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time, we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Report. With regard to certain patents, the U.S. Government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.
Government Regulations
Our company is subject to various federal, state, local and international laws and regulations relating to the development, manufacturing, sale and distribution of our products, systems and services, and it is our policy to comply with the applicable laws in each jurisdiction in which we conduct business. Regulations include but are not limited to those related to import and export controls, corruption, bribery, environment, government procurement, wireless communications, competition, product safety, workplace health and safety, employment, labor and data privacy. The following describes significant regulations that may impact our businesses. For further discussion of risks relating to government regulations, see “Item 1A. Risk Factors” of this Report.
Import/Export Regulations. We sell products and solutions to customers all over the world and are required to comply with U.S. Export Administration Regulations and economic and trade sanctions programs limiting or banning sales into certain countries. Countries outside of the U.S. have implemented similar controls and sanction regulations. Together these controls and regulations may impose licensing requirements on exports of certain technology and software from the U.S. and may impact our ability to transact business in certain countries or with certain customers. We have developed compliance programs and training to prevent violations of these programs and regulations, and we regularly monitor changes in the law and regulations and create strategies to deal with changes. Changes in the law may restrict or further restrict our ability to sell products and solutions.
Anti-Corruption Regulations. Because we have significant international operations, we must comply with complex regulations, including U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations. We have compliance policies, programs and training to prevent non-compliance with such anti-corruption regulations in the U.S. and outside the U.S. We monitor pending and proposed legislation and regulatory changes that may impact our business and develop strategies to address the changes and incorporate them into existing compliance programs.
Environmental Regulations. Our facilities and operations are subject to numerous domestic and international laws and regulations designed to protect the environment, particularly with regard to waste and emissions. The applicable environmental laws and regulations are common within the industries and markets in which we operate and serve. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our financial condition, results of operations, cash flows or equity. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. A portion of our environmental expenditures relates to businesses or operations we no longer own, but for which we have retained certain environmental liabilities. We did not spend material amounts on environmental-related capital projects in fiscal 2020, the two quarters ended January 3, 2020, or fiscal

2019 or 2018. Based on currently available information, we do not expect capital expenditures in fiscal 2021 or over the next several years to protect the environment and to comply with current environmental laws and regulations, as well as to comply with current and pending climate control legislation, regulation, treaties and accords, to be material or to have a material impact on our competitive position or financial condition, but we can give no assurance that such expenditures will not exceed current expectations, and such expenditures may increase in future years. If future treaties, laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures.
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
Wireless Communications Regulations. Wireless communications, whether radio, satellite or telecommunications, are also subject to governmental regulation. Equipment produced in our Communication Systems and Space and Airborne Systems segments, in particular, is subject to domestic and international requirements to avoid interference among users of radio and television frequencies and to permit interconnection of telecommunications equipment. We are also required to comply with technical operating and licensing requirements that pertain to our wireless licenses and operations. We believe that we have complied with such rules and regulations and licenses with respect to our existing products and services, and we intend to comply with such rules and regulations and licenses with respect to our future products and services. Governmental reallocation of the frequency spectrum could impact our business, financial condition and results of operations.
Raw Materials and Supplies
Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials, such as electronic components, printed circuit boards, metals and plastics, needed for our operations and for our products. We are dependent on suppliers and subcontractors for a large number of components and subsystems and the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and to meet performance and quality specifications and delivery schedules. In some instances, we are dependent on one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. In addition, in connection with our U.S. Government contracts, we are required to procure certain materials, components and parts, including microelectronics components, from supply sources approved by the U.S. Government, which may limit the suppliers and subcontractors we may utilize. Although we have been affected by financial and performance issues of some of our suppliers and subcontractors, we have not been materially adversely affected by the inability to obtain raw materials or products. On occasion, we have experienced component shortages from vendors as a result of natural disasters, or the RoHS environmental regulations in the European Union or similar regulations in other jurisdictions. These events or regulations may cause a spike in demand for certain electronic components, such as lead-free components, resulting in industry-wide supply chain shortages. As of January 1, 2021, these component shortages have not had a material adverse effect on our business. For further discussion of risks relating to subcontractors and suppliers, see “Item 1A. Risk Factors” of this Report.
Seasonality
We do not consider any material portion of our business to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of contract awards and the timing and availability of U.S. Government funding, as well as the timing of product deliveries and customer acceptance.
Human Capital
As a global aerospace and defense technology company, we depend on our highly educated and skilled workforce for our success. Attracting, developing, motivating and retaining highly skilled employees, particularly those with technical, engineering and science backgrounds and experience, is a critical factor in our ability to execute our strategic priorities. We use human capital measures to set goals and monitor performance in several areas, including employee health and safety; talent acquisition, development and retention; and diversity and inclusion.
Workforce Demographics. We had approximately 48,000 employees at January 1, 2021, including approximately 19,000 engineers and scientists. Approximately 88 percent of our employees are located in the U.S. and a significant number of our employees possess a U.S. Government security clearance. As of January 1, 2021, approximately 3,100 of our U.S. employees were covered by various labor union collective bargaining agreements, which we expect will be renegotiated as they expire, as we historically have done without significant disruption to operating activities.
Health and Safety. We strive to maintain a safe work environment for all employees and eliminate workplace incidents, risks and hazards. We review and monitor our performance closely to reduce Occupational Safety and Health Administration reportable incidents. For fiscal 2020, our total recordable injury rate and lost day injury rate declined 34 percent and 43 percent, respectively, compared with the previous year, and numerous locations across L3Harris have reached one year or more without a recordable injury. In response to COVID, we implemented safety measures in our facilities to ensure the overall health and wellness of our workforce. For example, we instituted work-from-home (for employees who are able to work remotely) and social distancing arrangements; canceled non-essential travel and external events; procured personal protective equipment for employees; implemented health screening procedures at all facilities; staggered work shifts, redesigned work stations, implemented stringent cleaning protocols and initiated more detailed safety precautions and protocols for on-site work, such as daily health assessments and mandatory face coverings, which currently remain in effect.
Talent Acquisition, Development and Retention. Our talent acquisition, development and retention strategy is focused on attracting the best talent, recognizing and rewarding performance and continually developing, engaging and retaining high-performing employees. We support and develop our employees through global training that promotes our “e3” operating system (excellence, everywhere, everyday). We provide ongoing training and career development focused on compliance with our Code of Conduct, ethics and laws applicable to our businesses; skills and competencies directly related to employees’ positions; and responsibility for personal safety and the safety of fellow employees, others and the environment. We offer competitive salaries, development programs that enable continued learning and growth and a comprehensive benefits package, including health care, retirement planning, educational assistance, child and elder back-up care, paid parental leave and a discretionary paid time off program. In addition, we have established a comprehensive employee survey process to help us better understand the total employee experience, including periodic engagement surveys. In fiscal 2020, 82 percent of our employees participated in our engagement survey, exceeding the benchmark of 75 percent.
Diversity and Inclusion. We believe that our future success depends on our ability to continue to innovate and develop new solutions to solve our customers’ most critical challenges, and that diversity of thought, experience, perspectives and backgrounds drives innovation. We are investing in an inclusive and diverse workforce by supporting a variety of science, technology, engineering and mathematic initiatives focused on underserved communities. We believe these efforts will help encourage a broader range of students to consider careers in engineering and science. We also have established a diversity council, comprised of employee resource group leadership and executives from across the company, to evaluate and influence the strategies, policies and steps we take to advance diversity and inclusion. We have established two clear long-term goals with respect to the diversity of our workforce: (1) that half of our employees will be women and (2) that at least a third of our employees will be persons of color. Through the above and other efforts, we have improved the diversity of our workforce and we continue to set higher goals. The table below provides the makeup of our workforce in fiscal 2020:

	Overall	Executive
Female population	24%	31%
Persons of color	24%	17%
Persons with disabilities	6%	4%
Veterans	15%	14%
Generational breakout(1):
Boomers (1945-1964)	31%	35%
Generation X (1965-1980)	35%	55%
Millennials (1981-1996)	32%	10%
Generation Z (after 1996)	2%	—%
_______________
(1)Age ranges align with Pew Research Center definitions. “Traditionalists” represent less than 1 percent of our employee population.
Additional information regarding our human capital strategy is available in our Diversity and Inclusion 2020 Annual Report that can be found on our company website. Information on our website, including our Diversity and Inclusion 2020 Annual Report, is not incorporated by reference into this Report.
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
Corporate Governance Guidelines and Committee Charters. We previously adopted Corporate Governance Guidelines, which are available on the Corporate Governance section of our website at https://www.l3harris.com/company/environmental-social-and-governance. In addition, the charters of each of the standing committees of our Board of Directors, namely, the Audit Committee, Compensation Committee, Finance Committee and Nominating and Governance Committee, are also available on the Corporate Governance section of our website. A copy of the charters is also available free of charge upon written request to our Secretary at L3Harris Technologies, Inc., 1025 West NASA Boulevard, Melbourne, Florida 32919.
Certifications. We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Report. In addition, an annual CEO certification was submitted by our Chief Executive Officer to the NYSE in May 2020 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by L3Harris of the NYSE’s corporate governance listing standards.

ITEM 1A.	RISK FACTORS.
We have described many of the trends and other factors that we believe could impact our business and future results in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. In addition, our business, financial condition, results of operations, cash flows and equity are subject to, and could be materially adversely affected by, various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or our anticipated future results.
COVID-Related Risks
COVID and ongoing attempts to contain and reduce its spread could have a material adverse effect on our business operations, financial condition, results of operations, cash flows and equity.
COVID, which in fiscal 2020 was recognized as a pandemic by the World Health Organization and declared a national emergency by the U.S. Government, and ongoing attempts to contain and reduce its spread, such as mandatory closures, “shelter-in-place” orders and travel and quarantine restrictions, have caused significant volatility, uncertainty, disruption and other adverse effects on the U.S. and global economies, including impacts to supply chains, customer demand, international trade and capital markets. These effects have adversely affected certain of our business operations, may further adversely affect our business operations and may materially and adversely affect our financial condition, results of operations, cash flows and equity.
Our response to COVID and related impacts has involved increasing our focus on keeping our employees safe while striving to maintain continuity of operations, meet customer commitments and support suppliers. For example, we instituted work-from-home (for employees who are able to work remotely) and social distancing arrangements; canceled travel and external events; procured personal protective equipment for employees; implemented health screening procedures at all facilities; staggered work shifts, redesigned work stations, implemented stringent cleaning protocols and initiated more detailed safety precautions and protocols for on-site work, such as daily health assessments and mandatory face coverings, which currently remain in effect. We also have maintained an active dialog with key suppliers and developed plans to mitigate supply chain risks. We have allowed certain essential business travel to resume and continue to expect to utilize a phased approach based on local conditions for transitioning employees from work-from-home arrangements to on-site work. The U.S. Government response has included identifying the defense industrial base as a Critical Infrastructure Sector and enhancing cash flow and liquidity for the Defense Industrial Base, such as by increasing progress payments and accelerating contract awards. As a part of the Defense Industrial Base, these actions have enabled us to keep our U.S. production facilities largely operational in support of national security commitments to U.S. Government customers and to accelerate payments to small business suppliers, which we expect to continue while the U.S. Government’s responsive actions remain in effect.
Although we believe that the large percentage of our revenue, earnings and cash flow that is derived from sales to the U.S. Government, both directly and through prime contractors, will be relatively predictable, in part due to the responsive actions taken by the U.S. Government described above, our commercial, international and public safety businesses have experienced adverse COVID-related impacts and remain at a higher risk of further adverse COVID-related impacts. For example, the severe decline in global air traffic from travel restrictions and the resulting downturn in the commercial aviation market and its impact on customer operations has significantly reduced demand for flight training, flight simulators and commercial avionics products in our Aviation Systems segment’s Commercial Aviation Solutions sector. As a result, we temporarily, and in some circumstances permanently, closed, or will soon close, some of our flight training facilities, initiated restructuring and other actions to align resources with the outlook for the commercial aviation market (including workforce reduction and facility consolidation) and also recognized $767 million of charges for impairment of goodwill and other assets and other COVID-related impacts in fiscal 2020.
We are continuing to closely monitor COVID-related impacts on all aspects of our business and geographies, including on our workforce, supply chain and customers. We may continue to or further restrict operations of our facilities if we deem it necessary or if recommended or mandated by governmental authorities, and we may experience further volatility in the overall demand environment for our products, systems and services, any of which would have a further adverse impact on us. Our management’s focus on mitigating COVID-related impacts has required and will continue to require a large investment of time and resources across our enterprise, which may impact other value-added services or initiatives. Additionally, it remains uncertain when and on what scale our employees that are working remotely will return to work in person, and an extended period of remote work arrangements could strain our business continuity plans, create additional operational risk, such as cyber security risks, and impair our ability to manage our business. We may suffer damage to our reputation, which could adversely affect our business, if our responses to COVID-related impacts are unsuccessful or perceived as inadequate for the U.S. or our international markets.
COVID-related costs for us and our suppliers could be significant, and we are seeking reimbursement of certain COVID-related costs under our U.S. Government contracts through a combination of equitable adjustments to the contract price and reimbursement of the costs under Section 3610 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which allows federal agencies to reimburse contractors at the minimum applicable contract billing rate for certain COVID-related costs from March 27, 2020 through March 31, 2021. Reimbursement of any costs under Section 3610 of the CARES Act would increase sales, but is not expected to be at a profit or fee and, thus, would have the effect of reducing our margins in future periods. These cost increases, including costs for employees whose jobs cannot be performed remotely, may not be fully recoverable under our contracts, particularly fixed-price contracts, or adequately covered by insurance. We also have no assurance that Congress will appropriate funds to cover the reimbursement of defense contractors as authorized by the CARES Act, which could reduce funds available for other U.S. Government defense priorities.
The manner and extent to which COVID-related impacts further affect us, directly and indirectly by affecting our workforce, supply chain and customers, will depend on numerous evolving factors and future developments that we are not able to predict, including: the ultimate severity and duration of COVID; the extent, effectiveness and other consequences of attempts to contain and reduce its spread; governmental, business and other actions, which could include closures or other limitations on our or our supply chain’s operations or mandates to provide products, systems or services; impacts on economic activity and customer demand, budgets and buying patterns; the health of and the effect on our workforce and our ability to meet staffing needs in our businesses and facilities, particularly if members of our workforce are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions; and the potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments, among others. In addition, disruptions or turmoil in the credit or financial markets or impacts on our credit ratings could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs, all of which are highly uncertain and cannot be predicted. COVID-related impacts also may exacerbate other risks discussed below, as well as affect us in a manner that we are not aware of currently, any of which could have a material effect on us.
Macroeconomic, Industry and Governmental Risks
We depend on U.S. Government customers for a significant portion of our revenue, and the loss of these relationships, a reduction in U.S. Government funding or a change in U.S. Government spending priorities could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
We are highly dependent on sales to U.S. Government customers, primarily defense-related programs with the DoD and a broad range of programs with the U.S. Intelligence Community and other U.S. Government departments and agencies. The percentage of our revenue derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, both directly and through prime contractors, was 78 percent, 73 percent, 77 percent and 75 percent in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government (in particular, the DoD) would significantly reduce our revenue and have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
We operate in highly competitive markets, and the U.S. Government may choose to use contractors other than us, for example as part of competitive bidding processes (through which we expect that a majority of the business we seek will be awarded), or otherwise due to our competitors’ ongoing efforts to expand their business relationships with the U.S. Government. The U.S. Government has increasingly relied on certain types of contracts that are subject to multiple competitive bidding processes, including multi-vendor IDIQ, GWAC, General Services Administration Schedule and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. Some of our competitors have greater financial resources than we do and may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, competitive bidding processes involve significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split with competitors and the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. The current competitive bidding environment has resulted in an increase of bid protests from unsuccessful bidders, which typically extends the time until work on a contract can begin and may result in us experiencing significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us.
Our U.S. Government programs must compete with programs managed by other government contractors and with other policy imperatives for consideration for limited resources and for uncertain levels of funding during the budget and appropriations process. Budget and appropriations decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) and potential alternative funding arrangements. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending, could have material adverse consequences on our current or future business. Any inability of the U.S. Government to complete its budget process for any government fiscal year, and consequently having to operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution” or shut down, also could have material adverse consequences on our current or future business. For more information regarding sequestration, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Considerations - Industry-Wide Opportunities, Challenges and Risks” of this Report.
We depend significantly on U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
A U.S. Government program may be implemented by the award of many different individual contracts and subcontracts over its lifetime, and its funding is subject to Congressional appropriations, which have been affected by larger U.S. Government budgetary issues and related legislation in recent years. Although multi-year contracts may be authorized and appropriated in connection with major procurements, Congress generally appropriates funds on a government fiscal year basis. Procurement funds are typically made available for obligation over the course of one to three years. Consequently, programs often initially receive only partial funding, and additional funds are obligated only as Congress authorizes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual appropriations process ultimately approved by Congress and the President or in separate supplemental appropriations or continuing resolutions, as applicable. The termination of funding for a U.S. Government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.
U.S. Government contracts also generally are subject to U.S. Government oversight audits, which could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenue based on costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments, and we may be required to materially reduce our revenue or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines or suspension or debarment from U.S. Government contracting or subcontracting for a period of time.
In addition, U.S. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience upon payment only for work done and commitments made at the time of termination. For some contracts, we are a subcontractor and not the prime contractor, and in those arrangements, the U.S. Government could terminate the prime contractor for convenience without regard for our performance as a subcontractor. We may be unable to procure new contracts to offset revenue or backlog lost as a result of any termination of our U.S. Government contracts. Because a significant portion of our revenue is dependent on our performance and payment under our U.S. Government contracts, the loss of one or more large contracts could have a material adverse impact on our business, financial condition, results of operations, cash flows and equity.
Our U.S. Government business also is subject to specific procurement regulations and a variety of socioeconomic and other requirements that, although customary in U.S. Government contracts, increase our performance and compliance costs. These costs might increase in the future, thereby reducing our margins, which could have an adverse effect on our business, financial condition, results of operations, cash flows and equity. In addition, the U.S. Government has and may continue to implement initiatives focused on efficiencies, affordability and cost growth and other changes to its procurement practices. These initiatives and changes to procurement practices may change the way U.S. Government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. Government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, results of operations, cash flows and equity. For example, contracts awarded under the DoD’s Other Transaction Authority for research and prototypes generally require cost-sharing and may not follow, or may follow only in part, standard U.S. Government contracting practices and terms, such as the FAR and Cost Accounting Standards.
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
The U.S. Government’s budget deficit and the national debt, as well as any inability of the U.S. Government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. Government, what challenges budget reductions will present for the defense industry and whether annual appropriations bills for all agencies will be enacted for U.S. Government fiscal 2022 and thereafter. The U.S. Government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, results of operations, cash flows and equity in a number of ways, including the following:
•The U.S. Government could reduce or delay its spending on, or reprioritize its spending away from, the government programs in which we participate;
•U.S. Government spending could be impacted by alternate arrangements to sequestration, which increases the uncertainty as to, and the difficulty in predicting, U.S. Government spending priorities and levels; and
•We may experience declines in revenue, profitability and cash flows as a result of reduced or delayed orders or payments or other factors caused by economic difficulties of our customers and prospective customers, including U.S. Federal, state and local governments.
Furthermore, we believe continued budget pressures and additional budget pressures from COVID-related impacts could have serious negative consequences for U.S. security and for companies in the defense industrial base and the customers, employees, suppliers, investors and communities that rely on them. Budget and program decisions made in this environment would have long-term implications for us and the rest of the defense industry.
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

In fiscal 2020, 74 percent of our revenue was derived from fixed-price contracts which allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, particularly for firm fixed-price contracts because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money (or make more or less money than estimated) on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increase in inflation, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Cost overruns would adversely impact our results of operations, which are dependent on our ability to maximize our earnings from our contracts, and the potential risk would be greater if our contracts shifted toward a greater percentage of fixed-price contracts, particularly firm fixed-price contracts.
In fiscal 2020, 26 percent of our revenue was derived from cost-plus and time-and-material contracts, substantially all of which are with U.S. Government customers. Sales to foreign government and commercial customers are generally under fixed-price arrangements and are included in our fixed-price contract sales. For a cost-plus contract, we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels established by our customers. For a time-and-material contract, we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (which include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Therefore, on cost-plus and time-and-material type contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.
Our commercial aviation products, systems and services businesses are affected by global demand and economic factors that could negatively impact our financial results.
The operating results of our commercial aviation products, systems and services businesses may be adversely affected by downturns in the global demand for air travel which impacts new aircraft production and orders, and global flying hours, which impacts air transport, regional and business aircraft utilization rates and pilot training needs. The aviation industry is highly cyclical, and the level of demand for air travel is correlated to the strength of the U.S. and international economies and is impacted by long-term trends in airline passenger and cargo traffic. The results of our commercial aviation businesses also depend on other factors, including general economic growth, political stability in both developed and emerging markets, pricing pressures, trends in capital goods markets and changes in original equipment manufacturer production rates. As described above under “COVID-Related Risks,” our commercial aviation businesses experienced adverse COVID-related impacts in fiscal 2020 and remain at a higher risk of further adverse COVID-related impacts.
We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.
We participate in U.S. and international markets that are subject to uncertain economic conditions. In particular, U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including sequestration and potential alternative funding arrangements and COVID-related impacts. In addition, certain of our non-U.S. customers, including in the Middle East and other oil or natural gas-producing countries, could be adversely affected by weakness or volatility in oil or natural gas prices, or negative expectations about future prices or volatility, which could adversely affect demand for tactical communications, electronic systems or other products, systems, services or technologies. As a result of that uncertainty, it is difficult to develop accurate estimates of the level of growth in the markets we serve. Because those estimates underpin all components of our budgeting and forecasting, our estimates or guidance for future revenue, income and expenditures may be inaccurate, and we may make significant investments and expenditures but never realize the anticipated benefits.
We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.
Ongoing instability and current conflicts in global markets, including in the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geo-political events throughout the world, including new or increased tariffs and potential trade wars and the withdrawal of the United Kingdom (the “UK”) from the European Union (the “EU”) in January 2020 (commonly referred to as “Brexit”), have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations and profitability. Since January 1, 2021, when the Brexit transition period ended, the UK and EU’s trade and cooperation agreement (covering the general objectives and framework of their relationship, including as to trade, transport and certain other matters, but not providing for free movement of people between the UK and EU, free movement of UK goods or automatic access to the entire EU single market for UK service suppliers) has applied provisionally, but it remains subject to EU ratification and revision before formal effectiveness. The effects of Brexit in part depend on application of the terms of the agreement, and thus remain uncertain. We generated 2 percent of our fiscal 2020 revenue in the UK, but we and our suppliers may experience supply chain disruptions, increased tariffs, currency devaluation in the UK or other adverse impacts on operations or profitability. These types of matters cause uncertainty in financial and insurance markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate. If credit in financial markets outside of the U.S. tightened, it could adversely affect the ability of our international customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products, systems and services or impact the ability of our customers to make payments. These matters also may cause us to experience increased costs, such as for insurance coverages and performance bonds (or for them to be unavailable altogether), as well as difficulty with future borrowings under our commercial paper program or credit facilities or in the debt markets or otherwise with financing our operating, investing (including any future acquisitions) or financing activities.
We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.
We are dependent on sales to customers outside the U.S. The percentage of our total revenue represented by revenue from products, systems and services where the end consumer is located outside the U.S., including foreign military sales through the U.S. Government, was 20 percent, 21 percent, 22 percent and 23 percent in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively. In fiscal 2020, 32 percent of our international business was transacted in local currency. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is from, and a significant portion of our business activity is being conducted with or in, less-developed countries and sometimes countries with unstable governments, or in areas of military conflict or at military installations. Other risks of doing business internationally include:
•Currency exchange controls, fluctuations of currency and currency revaluations;
•Laws, regulations and policies of foreign governments relating to investments and operations, as well as U.S. laws affecting activities of U.S. companies abroad, including the Foreign Corrupt Practices Act (“FCPA”);
•Import and export licensing requirements and regulations, including ITAR, as well as unforeseen changes in export controls and other trade regulations;
•Changes in regulatory requirements, including business or operating license requirements, imposition of tariffs or embargoes;
•Uncertainties and restrictions concerning the availability of funding, credit or guarantees;
•Risk of non-payment or delayed payment by non-U.S. customers;
•Contractual obligations to non-U.S. customers may include specific in-country purchases, investments, manufacturing agreements or financial or other support arrangements or obligations, known as offset obligations, that may extend for many years, require teaming with local companies and result in significant penalties if not satisfied;
•Complexities and necessities of using, and disruptions involving, international dealers, distributors, sales representatives and consultants;
•Difficulties of managing a geographically dispersed organization and culturally diverse workforces, including compliance with local laws and practices;
•Difficulties with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;
•Uncertainties as to local laws and enforcement of contract and intellectual property rights and occasional requirements for onerous contract terms;
•Rapid changes in government, economic and political policies, political or civil unrest, acts of terrorism or threats of international boycotts or U.S. anti-boycott legislation; and
•Increased risk of an incident resulting in damage or destruction to our facilities or products or resulting in injury or loss of life to our employees, subcontractors or other third parties.
We are subject to government investigations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
U.S. Government contractors are subject to extensive legal and regulatory requirements, including ITAR and FCPA, and from time to time agencies of the U.S. Government investigate whether we have been and are operating in accordance with these requirements. We may cooperate with the U.S. Government in those investigations. Under U.S. Government regulations, an indictment of L3Harris by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in us being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity. A conviction, or an administrative finding against us that satisfies the requisite level of seriousness, could result in debarment from contracting with the U.S. Government for a specific term, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
Business and Operational Risks
We could be negatively impacted by a security breach, through cyber attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our IT networks and related systems or of those we operate for certain of our customers.
We face the risk of a security breach, whether through cyber attack, cyber intrusion or insider threat via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or with access to systems inside our organization, threats to the physical security of our facilities and employees or other significant disruption of our IT networks and related systems or those of our suppliers or subcontractors. We face an added risk of a security breach or other significant disruption of the IT networks and related systems that we develop, install, operate and maintain for certain of our customers, which may involve managing and protecting information relating to national security and other sensitive government functions or personally identifiable or protected health information. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, is persistent and substantial as the volume, intensity and sophistication of attempted attacks, intrusions and threats from around the world remain elevated and unlikely to diminish. As an advanced technology-based solutions provider, and particularly as a government contractor with access to national security or other sensitive government information, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks and related systems and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. We make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems and have implemented various measures to manage the risk of a security breach or disruption. Our efforts and measures have not been entirely effective in the case of every cyber security incident, but no incident has had a material negative impact on us to date. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and cyber intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected (for example, the SolarWinds cyber incident). In some cases, the resources of foreign governments may be behind such attacks due to the nature of our business and the industries in which we operate. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Thus, it is impossible for us to entirely mitigate this risk, and there can be no assurance that future cyber security incidents will not have a material negative impact on us. A security breach or other significant disruption involving these types of information and IT networks and related systems could:
•Disrupt proper functioning of these networks and systems and, therefore, our operations and/or those of certain of our customers;
•Result in unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours, our customers or our employees, including trade secrets, which could be used to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
•Compromise national security and other sensitive government functions;
•Require significant management attention and resources to remedy damages that result;
•Result in costs which exceed our insurance coverage and/or indemnification arrangements;
•Subject us to claims for contract breach, damages, credits, penalties or termination; and
•Damage our reputation with our customers (particularly agencies of the U.S. Government) and the general public.
We must also rely on the safeguards put in place by customers, suppliers, vendors, subcontractors or other third parties to minimize the impact of cyber threats, other security threats or business disruptions. These third parties may have varying levels of cybersecurity expertise and safeguards, and their relationships with government contractors, such as us, may increase their likelihood of being targeted by the same cyber threats we face. Our commercial arrangements with these third parties include processes designed to require that the third parties and their employees and agents agree to maintain certain standards for the storage, protection and transfer of confidential, personal and proprietary information. However, we remain at risk of a data breach due to the intentional or unintentional non-compliance by a third party’s employee or agent, the breakdown of a third party’s data protection processes, which may not be as sophisticated as ours, or a cyber-attack on a third party’s information network and systems.

Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, cash flows and equity.
Our future success will depend on our ability to develop new products, systems, services and technologies that achieve market acceptance in our current and future markets.
Our businesses are characterized by rapidly changing technologies and evolving industry standards. Accordingly, our performance depends on a number of factors, including our ability to:
•Identify market needs and growth opportunities;
•Identify emerging technological trends in our current and target markets;
•Identify additional uses for our existing technology to address customer needs;
•Develop and maintain competitive products, systems, services and technologies;
•Enhance our offerings by adding innovative hardware, software or other features that differentiate our products, systems, services and technologies from those of our competitors;
•Develop, manufacture and bring to market cost-effective offerings quickly;
•Enhance product designs for export and releasability to international markets; and
•Effectively structure our businesses to reflect the competitive environment, including through the use of joint ventures, collaborative agreements and other forms of alliances.
To remain competitive, we need to continue to design, develop, manufacture, assemble, test, market and support new products, systems, services and technologies, which will require the investment of significant financial resources. In the past, we have allocated substantial funds for such investments through customer funded and internal research and development, acquisitions or other teaming arrangements. This practice will continue to be required, but we may not be able to successfully identify new opportunities and may not have the necessary financial resources to develop new products, systems, services and technologies in a timely or cost-effective manner. Furthermore, the need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products, systems, services or technologies. Due to the design complexity of some of our products, systems, services and technologies, we may experience delays in completing development and introducing new products, systems, services or technologies in the future. Any delays could result in increased costs of development or divert resources from other projects. In addition, the markets for our products, systems, services or technologies may not develop as we currently anticipate, we may not be as successful in newly identified markets as we currently anticipate, and acquisitions, joint ventures or other teaming arrangements we may enter into to pursue developing new products, systems, services or technologies may not be successful. Failure of our products, systems, services or technologies to gain market acceptance could significantly reduce our revenue and harm our business. Furthermore, competitors may develop competing products, systems, services or technologies that gain market acceptance in advance of our products, systems, services or technologies, or competitors may develop new products, systems, services or technologies that cause our existing products, systems, services or technologies to become non-competitive or obsolete, which could adversely affect our results of operations. The future direction of the domestic and global economies, including its impact on customer demand, also will have a significant impact on our overall performance.
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
Some of our workforce is represented by labor unions, so a prolonged work stoppage could harm our business.
At January 1, 2021, approximately 3,100 of our U.S. employees, or approximately 7 percent of our employee base, were unionized. If we encounter difficulties with renegotiation or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Union actions at suppliers can also affect us. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor collective bargaining agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture products or provide services on a timely basis, which could negatively impact our business, financial condition, results of operations, cash flows and equity.
Disputes with our subcontractors or key suppliers, or their inability to perform or timely deliver our components, parts or services, could cause our products, systems or services to be produced or delivered in an untimely or unsatisfactory manner.
We engage subcontractors on many of our contracts and from time to time may have disputes with them, including regarding the quality and timeliness of work performed by them, customer concerns about the subcontract or subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our products, systems and services that we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components, subsystems and services that we require. Tariffs recently imposed on certain materials and other trade issues may create or exacerbate existing materials shortages and may result in further supplier business closures. Our supply chain could also be disrupted by external events, such as natural disasters or other significant disruptions (including COVID-related impacts as described above under “COVID-Related Risks,” extreme weather conditions, epidemics, acts of terrorism, cyber attacks and labor disputes), governmental actions and legislative or regulatory changes, including product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or greenhouse gas emission standards, or availability constraints from increased demand from customers. These or any further political or governmental developments or health concerns in countries in which we operate could result in social, economic and labor instability. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products, systems and services to our customers. We may experience disputes with our subcontractors; material supply constraints or problems; or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and could harm our business, financial condition, results of operations, cash flows and equity. In addition, in connection with our government contracts, we are required to procure certain materials, components and parts, including certain microelectronics components, from supply sources approved by the U.S. Government and we rely on our subcontractors and suppliers to comply with applicable laws, regulations and other requirements regarding procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials, including parts or materials they supply to us, and in some circumstances, we rely on their certifications as to their compliance. From time to time, there are components for which there may be only one supplier, which may be unable to meet our needs. Each of these subcontractor and supplier risks could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
Our corporate headquarters and significant business operations are located in Florida, which is subject to the risk of major hurricanes. Our worldwide operations and operations of our suppliers and customers could be subject to natural disasters or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics, pandemics, COVID-related impacts as described above under “COVID-Related Risks,” acts of terrorism, power shortages and blackouts, telecommunications failures, cyber attacks and other natural and manmade disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, subcontractors, distributors, resellers or customers, including inability of employees to work; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses, delay or decrease orders and revenue from our customers and have a material adverse effect on the continuity of our business and our business, financial condition, results of operations, cash flows and equity.
Financial Risks
Changes in estimates we use in accounting for many of our programs could adversely affect our future financial results.
Accounting for our contracts requires judgment relative to assessing risks, including risks associated with customer-directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters, and judgment associated with estimating contract revenue and costs and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding: (i) the length of time to complete the contract because costs also include expected increases in wages and prices for materials; (ii) whether contracts should be accounted for as having one or more performance obligations based on the goods and services promised to the customer; (iii) incentives or penalties related to performance on contracts in estimating revenue and profit rates, and recording them when there is sufficient information for us to assess anticipated performance; and (iv) estimates of award fees in estimating revenue and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes involved in accounting for our contracts, materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition. For additional information regarding our critical accounting policies and estimates applicable to our accounting for our contracts, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” of this Report.

Our level of indebtedness and our ability to make payments on or service our indebtedness and our unfunded defined benefit plans liability may materially adversely affect our financial and operating activities or our ability to incur additional debt.
At January 1, 2021, we had $6.8 billion in aggregate principal amount of outstanding debt and $1.9 billion of unfunded defined benefit plans liability. These amounts may increase; however, our ability to increase our borrowings is subject to limitations imposed on us by our debt agreements. Our ability to make payments on and to refinance our current or future indebtedness, and our ability to make contributions to our unfunded defined benefit plans liability, will depend on our ability to generate cash from operations, financings or asset sales, which may be subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due or make contributions to our unfunded defined benefit plans liability, we may be forced to sell assets or take other disadvantageous actions, including reducing financing for working capital, capital expenditures and general corporate purposes; reducing our cash dividend rate and/or share repurchases; or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the defense technology industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.
Additionally, certain of our financial obligations and instruments, including our 2019 Credit Facility (defined below) and Floating Rate Notes due March 10, 2023, as well as financial instruments that we hold or use or may hold or use, such as interest rate swaps, are or may be made at variable interest rates that use the London interbank offered rate (“LIBOR”) (or metrics derived from or related to LIBOR) as a benchmark for establishing the applicable interest rate. The potential consequences from discontinuation, modification or reform of LIBOR, implementation of alternative reference rates and any interest rate transition process cannot be fully predicted and may have an adverse impact on values of LIBOR-linked securities and other financial obligations or extensions of credit and may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely affect our results of operations, cash flows and liquidity. See Note 13: Credit Arrangements in the Notes for additional information regarding our 2019 Credit Facility and Note 14: Debt in the Notes for additional information regarding our Floating Rate Notes due March 10, 2023.
A downgrade in our credit ratings could materially adversely affect our business.
The credit ratings assigned to our debt securities could change based on, among other things, our results of operations, financial condition, mergers, acquisitions or dispositions. These ratings are subject to ongoing evaluation by credit rating agencies and may be changed or withdrawn by rating agencies in the future. Moreover, these credit ratings are not recommendations to buy, sell or hold any of our debt securities. Actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade or have been assigned a negative outlook, would likely increase our borrowing costs and affect our ability to incur new indebtedness or refinance our existing indebtedness, which in turn could have a material adverse effect on our financial condition, results of operations, cash flows, equity and the market value of our common stock and outstanding debt securities.
The level of returns on defined benefit plan assets, changes in interest rates and other factors could materially adversely affect our financial condition, results of operations, cash flows and equity in future periods.
A substantial portion of our current and retired employee population is covered by defined benefit pension and other postretirement defined benefit plans (collectively, “defined benefit plans”). We may experience significant fluctuations in costs related to defined benefit plans as a result of macro-economic factors, such as interest rates, that are beyond our control. The cost of our defined benefit plans is incurred over long periods of time and involves various factors and uncertainties during those periods that can be volatile and unpredictable, including the rates of return on defined benefit plan assets, discount rates used to calculate liabilities and expenses, mortality of plan participants and trends for future medical costs. We develop our assumptions using relevant plan experience and expectations in conjunction with market-related data. These assumptions and other actuarial assumptions may change significantly due to changes in economic, legislative, and/or demographic experience or circumstances. Significant changes in key economic indicators, financial market volatility, future legislation and other governmental regulatory actions could materially affect our financial condition, results of operations, cash flows and equity.
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
Legal, Tax and Regulatory Risks
Changes in our effective tax rate may have an adverse effect on our results of operations.
Our future effective tax rate may be adversely affected by a number of factors including:
•Changes in domestic or international tax laws or the interpretation of such tax laws;
•The jurisdictions in which profits are determined to be earned and taxed;
•Adjustments to estimated taxes upon finalization of various tax returns;
•Increases in expenses not fully deductible for tax purposes, including write-offs of acquired in-process R&D and impairment of goodwill or other long-term assets in connection with mergers or acquisitions;
•Changes in available tax credits;
•Changes in share-based compensation expense;
•Changes in the valuation of our deferred tax assets and liabilities; and
•The resolution of issues arising from tax audits with various tax authorities.
For example, provisions in the Tax Cuts and Jobs Act of 2017 require that, beginning in 2022, R&D expenditures be capitalized and amortized over five years, which would result in a material increase to our cash taxes in 2022 through 2026 and establishment of a material deferred tax asset, if the provisions are not modified or repealed before then.
Any significant increase in our future effective tax rates could adversely impact our results of operations for future periods.
We may not be successful in obtaining the necessary export licenses to conduct certain operations abroad, and Congress may prevent proposed sales to certain foreign governments.
We must first obtain export and other licenses and authorizations from various U.S. Government agencies before we are permitted to sell certain products and technologies outside of the U.S. For example, the U.S. Department of State must notify Congress at least 15 to 60 days, depending on the size and location of the proposed sale, prior to authorizing certain sales of defense equipment and services to foreign governments. During that time, Congress may take action to block the proposed sale. We may be unsuccessful in obtaining necessary licenses or authorizations or Congress may prevent or delay certain sales. Our ability to obtain necessary licenses and authorizations timely or at all is subject to risks and uncertainties, including changing U.S. Government policies or laws or delays in Congressional action due to geopolitical and other factors. If we are not successful in obtaining or maintaining the necessary licenses or authorizations in a timely manner, our sales relating to those approvals may be reversed, prevented or delayed, and any significant impairment of our ability to sell products or technologies outside of the U.S. could negatively impact our business, financial condition, results of operations, cash flows and equity.
Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.
We have implemented compliance controls, training, policies and procedures designed to prevent and detect reckless or criminal acts from being committed by our employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, such as the FCPA, the protection of export controlled or classified information, such as ITAR, false claims, procurement integrity, cost accounting and billing, competition, information security and data privacy and the terms of our contracts. This risk of improper conduct may increase as we continue to grow and expand our operations. We cannot ensure, however, that our controls, training, policies and procedures will prevent or detect all such reckless or criminal acts, and we have been adversely impacted by such acts in the past. If not prevented, such acts could subject us to civil or criminal investigations, monetary and non-monetary penalties and suspension and debarment by the U.S. Government and could have a material adverse effect on our business, results of operations and reputation. In addition, misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation and could adversely impact our ability to continue to contract with the U.S. Government.
The outcome of litigation or arbitration in which we are involved from time to time is unpredictable, and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations, cash flows and equity.
The size, nature and complexity of our business make us susceptible to investigations, claims, disputes, enforcement actions, litigation and other legal proceedings, particularly those involving governments. From time to time, we are defendants in a number of litigation matters and are involved in a number of arbitration matters. These actions may divert financial and management resources that would otherwise be used to benefit our operations. The results of these or new matters may be unfavorable to us. Although we maintain insurance policies, they may not be adequate to protect us from all material judgments and expenses related to current or future claims and may not cover the conduct that is the subject of the litigation or arbitration. Desired levels of insurance may not be available in the future at economical prices or at all. In addition, we believe that while we have valid defenses with respect to legal matters pending against us, the results of litigation or arbitration can be difficult to predict, including litigation involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation or arbitration matter may be wrong. A significant judgment or arbitration award against us arising out of any of our current or future litigation or arbitration matters could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
Many of the markets we serve are characterized by vigorous protection and pursuit of intellectual property rights, which often has resulted in protracted and expensive litigation. Our efforts to gain awards of contracts and ensure a competitive position in the market depends in part on our ability to ensure that our intellectual property is protected, that our intellectual property rights are not diluted or subject to misuse, and that we are able to license certain third party intellectual property on reasonable terms. Third parties have claimed in the past and may claim in the future that we are infringing directly or indirectly upon their intellectual property rights, and we may be found to be infringing or to have infringed directly or indirectly upon those intellectual property rights. Claims of infringement might also require us to enter into costly royalty or license agreements. Our patents and other intellectual property may be challenged, invalidated, misappropriated or circumvented by third parties. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products, services and solutions. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements to establish and protect our intellectual property rights. In addition, the laws concerning intellectual property vary among nations and the protection provided to our intellectual property by the laws and courts of foreign nations may differ from those of the U.S. If we fail to successfully protect and enforce these rights, our competitive position could suffer. Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage. We may be required to spend significant resources to monitor and enforce our intellectual property rights. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business. We may not be able to detect infringement, and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies.
We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.
We are exposed to liabilities that are unique to the products, systems and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, electronic warfare systems, space superiority systems, C5ISR systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. Other examples of unforeseen problems that could result, either directly or indirectly, in the loss of life or property or otherwise negatively affect revenue and profitability include loss on launch of spacecraft, premature failure of products that cannot be accessed for repair or replacement, problems with quality and workmanship, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. In addition, problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements. In many circumstances, we may receive indemnification from the U.S. Government. We generally do not receive indemnification from foreign governments. Although we maintain insurance for certain risks, including certain cybersecurity exposures, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible for us to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of U.S. Government indemnity and our insurance coverage would harm our financial condition, results of operations, cash flows and equity. Other factors that may affect revenue and profits include loss of follow-on work, and, in the case of certain contracts, liquidated damages, penalties and repayment to the customer of contract cost and fee payments we previously received. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.

Unforeseen environmental issues could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
Our operations are subject to various U.S. Federal, state and local, as well as certain foreign, environmental laws and regulations within the countries in which we operate relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in our operations. In addition, we could be affected by future environmental laws or regulations, including, for example, new restrictions on materials used in our operations, or future regulations imposed or claims asserted in response to concerns over climate change, other aspects of the environment or natural resources. Compliance with current and future environmental laws and regulations may require significant operating and capital costs. Environmental laws and regulations may authorize substantial fines and criminal sanctions as well as facility shutdowns to address violations, and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations related to remediation of conditions in the environment. In addition, if violations of environmental laws result in us, or in one or more of our operations, being identified as an excluded party in the U.S. Government’s System for Award Management, then we or one or more of our operations would become ineligible to receive certain contracts, subcontracts and other benefits from the Federal government or to perform work under a government contract or subcontract. Generally, such ineligibility would continue until the basis for the listing has been appropriately addressed. Developments such as the adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments under previously priced contracts, or financial insolvency of other responsible parties could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
Strategic Transactions and Investments Risks
Strategic transactions, including mergers, acquisitions and divestitures, involve significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and equity.
Strategic mergers, acquisitions and divestitures we have made in the past and may make in the future present significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and equity, which include:
•Difficulty in identifying and evaluating potential mergers and acquisitions, including the risk that our due diligence does not identify or fully assess valuation issues, potential liabilities or other merger or acquisition risks;
•Difficulty and expense in integrating newly merged or acquired businesses and operations, including combining product and service offerings, and in entering into new markets in which we are not experienced, in an efficient and cost-effective manner while maintaining adequate standards, controls and procedures, and the risk that we encounter significant unanticipated costs or other problems associated with integration;
•Difficulty and expense in consolidating and rationalizing IT infrastructure, which may include multiple legacy systems from various mergers and acquisitions and integrating software code;
•Challenges in achieving strategic objectives, cost savings and other expected benefits;
•Risk that our markets do not evolve as anticipated and that the strategic mergers, acquisitions and divestitures do not prove to be those needed to be successful in those markets;
•Risk that we assume or retain, or that companies we have merged with or acquired have assumed or retained or otherwise become subject to, significant liabilities that exceed the limitations of any applicable indemnification provisions or the financial resources of any indemnifying parties;
•Risk that indemnification related to businesses divested or spun off that we may be required to provide or otherwise bear may be significant and could negatively impact our business;
•Risk that mergers, acquisitions, divestitures, spin offs and other strategic transactions fail to qualify for the intended tax treatment for U.S. Federal income tax purposes, such as a tax-free reorganization in the case of the L3Harris Merger;
•Risk that we are not able to complete strategic divestitures on satisfactory terms and conditions, including non-competition arrangements applicable to certain of our business lines, or within expected timeframes;
•Potential loss of key employees or customers of the businesses merged with or acquired or to be divested; and
•Risk of diverting the attention of senior management from our existing operations.
Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other long-term assets to become impaired, resulting in substantial losses and write-downs that would materially adversely affect our results of operations and financial condition.
From time to time, we acquire a minority or majority interest in a business, following careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, such assumptions and judgment may prove to have been inaccurate and unforeseen issues could arise, which could adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. As of January 1, 2021, we had goodwill of $18.9 billion recorded in our Consolidated Balance Sheet, the large majority of which was recorded in connection with the L3Harris Merger. We evaluate the recoverability of recorded goodwill annually, as well as when we change reporting units and when events or circumstances indicate there may be an impairment. We test goodwill for impairment at an organizational level referred to as the reporting unit, which is our business segment level or one level below the business segment. The impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. In addition, following the L3Harris Merger, our reporting units are generally one level below the segment level and two of our segments are comprised of several reporting units. During fiscal 2020, we recorded non-cash charges for impairment of goodwill and other assets of $718 million related to our Commercial Aviation Solutions reporting unit due to COVID-related impacts on global air traffic and customer operations. Allocation of goodwill to several reporting units could make it more likely that we will have additional impairment charges in the future. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition. For additional information on our accounting policies related to impairment of goodwill, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 1: Significant Accounting Policies and Note 10: Goodwill in the Notes.
We may fail to realize all of the anticipated benefits of the L3Harris Merger or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the businesses.
Our ability to realize the anticipated benefits of the L3Harris Merger will depend, to a large extent, on our ability to integrate the businesses. The combination of independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integration activities. The integration process may disrupt the businesses and, if implemented ineffectively, could restrict the realization of the full benefits anticipated. The failure to meet the challenges involved in integrating the businesses and to realize the anticipated benefits of the L3Harris Merger could cause an interruption of or a loss of momentum in our activities and could adversely affect our results of operations. In addition, the overall integration may result in material unanticipated problems, expenses, liabilities, competitive responses, loss of customer relationships and diversion of management’s attention. The difficulties of combining the operations of the companies include, among others:
•The diversion of management’s attention to integration matters;
•Difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects;
•Difficulties in the integration of operations and systems;
•Conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures between the companies;
•Difficulties in the assimilation of employees;
•Difficulties in managing the expanded operations of a significantly larger and more complex company;
•Difficulties in establishing effective uniform controls, systems, procedures and policies for the combined company;
•Challenges in keeping existing customers and obtaining new customers;
•Challenges in attracting and retaining key personnel; and
•Coordinating a geographically dispersed organization.
Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenue and diversion of management’s time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if our operations are integrated successfully, the full benefits of the L3Harris Merger may not be realized, including the synergies, cost savings or sales or growth opportunities that are expected. These benefits may not be achieved within the anticipated time frame or at all. Further, additional unanticipated costs may be incurred in the integration. All of these factors could cause dilution to our earnings per share, decrease or delay the expected benefits of the L3Harris Merger and negatively impact the price of our stock. As a result, we can give no assurances that the L3Harris Merger will result in the realization of the full benefits anticipated.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
Our principal executive offices are located at owned facilities in Melbourne, Florida. As of January 1, 2021, we operated approximately 340 locations in the U.S., Europe, Canada, Australia, Asia, the Middle East and South America, consisting of approximately 26 million square feet of manufacturing, administrative, R&D, warehousing, engineering and office space, of which we owned approximately 11 million square feet and leased approximately 15 million square feet. There are no material encumbrances on any of our owned facilities. As of January 1, 2021, we had major operations at the following locations:
Integrated Mission Systems — Greenville, Rockwall and Waco, Texas; Burlington and Mirabel, Canada; Camden, New Jersey; Mason, Ohio; Sylmar, California; Tulsa, Oklahoma; Pittsburgh and Philadelphia, Pennsylvania; and Salt Lake City, Utah.
Space and Airborne Systems — Palm Bay, Malabar and Melbourne, Florida; Rochester and Amityville, New York; Clifton, New Jersey; Colorado Springs, Colorado; Van Nuys and San Diego, California; Fort Wayne, Indiana; Wilmington, Massachusetts; and Alpharetta, Georgia.
Communication Systems — Salt Lake City, Utah; Rochester, New York; Londonderry, New Hampshire; Lynchburg, Virginia; Tempe, Arizona; Farnborough, United Kingdom; Melbourne, Florida; and Brisbane, Australia.
Aviation Systems — Melbourne, Florida; Muskegon and Grand Rapids, Michigan; Torrance, Menlo Park and Anaheim, California; Arlington and Plano, Texas; Cincinnati, Ohio; Hauppauge, New York; Herndon, Virginia; Crawley, United Kingdom; and Phoenix, Arizona.
Corporate — Melbourne, Florida; and Washington, D.C.
The following is a summary of the approximate floor space of our offices and facilities in productive use, by segment, at January 1, 2021:

(In millions)	Approximate Total Sq. Ft. Owned	Approximate Total Sq. Ft. Leased	Approximate Total Sq. Ft.

Integrated Mission Systems	1.9	6.9	8.8
Space and Airborne Systems	4.5	2.4	6.9
Communication Systems	1.7	1.6	3.3
Aviation Systems	2.6	3.5	6.1
Corporate	0.3	0.3	0.6
Total	11.0	14.7	25.7
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
General. From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At January 1, 2021, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at January 1, 2021 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
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
In September 2019, we reached an administrative settlement with the Department of State to resolve alleged U.S. export control regulation violations. Under the terms of the settlement we have committed to strengthen our trade compliance program under the supervision of a special compliance officer and will pay a civil penalty of $13 million over three years (with $6.5 million suspended on the condition of use for qualified remedial compliance measures). The settlement did not result in any debarment or limitation on export licensing.
Environmental Matters. We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of us being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice, Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis Inc., which we acquired on May 29, 2015 (“Exelis”), of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at January 1, 2021 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not Applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The name, age, position held with us, and principal occupation and employment during at least the past five years for each of our executive officers as of February 28, 2021, were as follows:

Name and Age	Position Currently Held and Past Business Experience
William M. Brown, 58	Chairman and Chief Executive Officer since June 29, 2019. Chairman, President and Chief Executive Officer from April 2014 to June 2019. President and Chief Executive Officer from November 2011 to April 2014. Formerly with United Technologies Corporation (“UTC”), as Senior Vice President, Corporate Strategy and Development from April 2011 to October 2011; as President of UTC’s Fire & Security division from 2006 to 2011; and in U.S. and international roles at UTC’s Carrier Corporation from 2000 to 2006, including President of the Carrier Asia Pacific Operations; and as Director, Corporate Strategy and Business Development from 1997 to 2000.
Todd W. Gautier, 57	President, Aviation Systems since June 29, 2019. Served with L3 as Senior Vice President and President of Electronic Systems Segment from March 2017 to June 2019; as President of Precision Engagement and Training Sector from January 2014 to March 2017; as President of Precision Engagement Sector from January 2010 to January 2014; and as Vice President of Business Development and Strategy for the Sensors and Simulation Group from January 2005 to January 2010. Before joining L3 in 2001, Mr. Gautier served in the U.S. Navy for 15 years as a Strike/Fighter Pilot.
James P. Girard, 44	Vice President and Chief Human Resources Officer since June 29, 2019. Vice President, Human Resources from July 2015 to June 2019. Vice President, Human Resources - Government Communications Systems from May 2014 to June 2015. Before joining L3Harris in May 2014, Mr. Girard worked for UTC, as Vice President, Human Resources at Sikorsky Aircraft from February 2014 to April 2014; as Director, Talent Resources from November 2011 to January 2014; as Vice President, Human Resources at UTC’s Global Fire Products from June 2010 to October 2011; and served in various Human Resources roles from 1995 to 2010.
Christopher E. Kubasik, 59	Vice Chairman, President and Chief Operating Officer since June 29, 2019. Served with L3, as Chairman, Chief Executive Officer and President from May 2018 to June 2019; as Chief Executive Officer and President from January 2018 to May 2018; and as President and Chief Operating Officer from October 2015 to December 2017. Before joining L3 in October 2015, Mr. Kubasik worked for Seabury Advisory Group as President and Chief Executive Officer from March 2014 to October 2015; for Ackuity Advisors, Inc., as President and Chief Executive Officer from January 2013 to March 2014; and for Lockheed Martin Corporation, where he held various senior executive and finance roles from 1999 to 2012, including Vice Chairman, President and Chief Operating Officer from 2010 to 2012.
Jesus “Jay” Malave Jr., 52	Senior Vice President and Chief Financial Officer since June 29, 2019. Before joining L3Harris, Mr. Malave worked at UTC, as Vice President and Chief Financial Officer of UTC’s Carrier Corporation from April 2018 to June 2019; as Chief Financial Officer of UTC’s Aerospace Systems from January 2015 to April 2018; as Head of Investor Relations from June 2012 to December 2014; as Vice President, Financial Planning and Treasury at Hamilton Sundstrand, with responsibility for planning the integration of Goodrich Corporation from May 2011 to June 2012; as Director of Investor Relations from June 2009 to May 2011; and prior to that, in other roles of increasing responsibility in financial planning and analysis, treasury and accounting.
Dana A. Mehnert, 58	President, Communication Systems since September 2018. Senior Vice President, Chief Global Business Development Officer from July 2015 to September 2018. Group President, RF Communications from May 2009 to July 2015. President, RF Communications from July 2006 to May 2009. Mr. Mehnert joined L3Harris in 1984.
Scott T. Mikuen, 59	Senior Vice President, General Counsel and Secretary since February 2013. Vice President, General Counsel and Secretary from October 2010 to February 2013. Vice President, Associate General Counsel and Secretary from October 2004 to October 2010. Vice President — Counsel, Corporate and Commercial Operations and Assistant Secretary from November 2000 to October 2004. Mr. Mikuen joined L3Harris in 1996 as Finance Counsel.

Sean J. Stackley, 63	President, Integrated Mission Systems since June 29, 2019. Served with L3 as Senior Vice President and President of Communications & Networked Systems Segment from September 2018 to June 2019; and as Corporate Vice President, Strategic Advance Programs and Technologies from January 2018 to September 2018. Before joining L3 in January 2018, (Hon.) Mr. Stackley spent four decades in public service, including a 27-year career with the U.S. Navy, where he most recently was Acting Secretary of the Navy from January 2017 to July 2017 and Secretary of the Navy for Research, Development and Acquisition from 2008 to 2017.
Todd A. Taylor, 48	Vice President, Principal Accounting Officer since May 2015. Vice President from April 2015 to May 2015. Formerly with Molex, Inc., as Vice President, Chief Accounting Officer and Corporate Controller from September 2012 to April 2015; as Director of Finance and Corporate Controller from September 2010 to September 2012; and as Director of Accounting from June 2008 to September 2010; Before joining Molex, Mr. Taylor worked for PricewaterhouseCoopers as Internal Audit Advisory Director from March 2003 to June 2008.
Edward J. Zoiss, 56	President, Space and Airborne Systems since June 29, 2019. President, Electronic Systems from July 2015 to June 2019. Vice President and General Manager, Defense Programs, Government Communications Systems from June 2013 to July 2015. Vice President, C4ISR Electronics, Government Communications Systems from June 2012 to June 2013; Vice President, Advanced Programs and Technology, Government Communications Systems from July 2010 to June 2012. Mr. Zoiss joined L3Harris in 1995.
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
Market Information
Our common stock, par value $1.00 per share, is listed and traded on the NYSE, under the ticker symbol “LHX.” According to the records of our transfer agent, as of February 26, 2021, there were 10,935 holders of record of our common stock.
Dividends
We paid per share cash dividends on our common stock of $.85 each quarterly period of fiscal 2020, $.75 each quarterly period of the two quarters ended January 3, 2020, $.685 each quarterly period of fiscal 2019 and $.57 each quarterly period of fiscal 2018. On January 28, 2021, we announced that our Board of Directors increased the quarterly per share cash dividend rate on our common stock from $.85 to $1.02, commencing with the dividend declared by our Board of Directors for the first quarter of fiscal 2021, for an annualized per share cash dividend rate of $4.08, which was our twentieth consecutive annual increase in our quarterly cash dividend rate. Our annualized per share cash dividend rate was $3.40 in fiscal 2020, $3.00 in the two quarters ended January 3, 2020, and $2.74 and $2.28 in fiscal 2019 and 2018, respectively. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant.
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
The performance graph and table below compare the 4-year fiscal period ended June 28, 2019, the Fiscal Transition Period and fiscal 2020 cumulative total shareholder return of our common stock (the common stock of Harris Corporation prior to the L3Harris Merger and the common stock of L3Harris Technologies, Inc. after the L3Harris Merger) with the comparable cumulative total returns of the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the Standard & Poor’s 500 Aerospace & Defense Index (“S&P 500 Aerospace & Defense”). The figures in the performance graph and table below assume an initial investment of $100 at the close of business on July 3, 2015 in L3Harris common stock, the S&P 500 and the S&P 500 Aerospace & Defense and the reinvestment of all dividends.

COMPARISON OF FOUR FISCAL-YEAR (PRIOR TO L3HARRIS MERGER), FISCAL TRANSITION PERIOD AND FISCAL 2020 (AFTER L3HARRIS MERGER) CUMULATIVE TOTAL RETURN AMONG L3HARRIS, S&P 500 AND S&P 500 AEROSPACE & DEFENSE

$400
$350
$300
$250
$200
$150
$100
$50
July 3, 2015
July 1, 2016
June 30, 2017
June 29, 2018
June 28, 2019
January 3, 2020
January 1, 2021
L3Harris
S&P 500
S&P 500 Aerospace & Defense

L3HARRIS PERIOD END	July 3, 2015	July 1, 2016	June 30, 2017	June 29, 2018	June 28, 2019	January 3, 2020	January 1, 2021
L3Harris Technologies, Inc.	$100	$109	$147	$198	$263	$295	$270
S&P 500	$100	$104	$122	$139	$154	$171	$202
S&P 500 Aerospace & Defense	$100	$112	$144	$181	$200	$219	$177
Recent Sales of Unregistered Securities
During fiscal 2020, we did not issue or sell any unregistered securities.

Issuer Purchases of Equity Securities
As discussed in more detail in Note 28: Subsequent Events in the Notes, on January 28, 2021, we announced that our Board of Directors approved a new $6 billion share repurchase authorization under our repurchase program that was in addition to the remaining unused authorization of $210 million remaining as of January 1, 2021, for a total unused authorization of $6.2 billion. We have announced that we currently expect to repurchase up to $2.3 billion in shares under our repurchase program in fiscal 2021, exclusive of any proceeds from divestitures we may complete, but we can give no assurances regarding the level and timing of share repurchases.
During fiscal 2020, we repurchased 12.0 million shares of our common stock under our share repurchase program for $2.3 billion at an average share price of $191.40, excluding commissions of $.02 per share. During the two quarters ended January 3, 2020, we repurchased 7.4 million shares of our common stock under our repurchase program for $1.5 billion at an average share price of $203.90, excluding commissions of $.02 per share. The level and timing of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects, and other factors our Board of Directors and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended January 1, 2021:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1)
Month No. 1
(October 3, 2020-October 30, 2020)
Repurchase program(1)	—	$—	—	$650,336,263
Employee transactions(2)	5,652	$170.67	—	—
Month No. 2
(October 31, 2020-November 27, 2020)
Repurchase program(1)	1,155,755	$192.17	1,155,755	$428,238,336
Employee transactions(2)	3,289	$176.29	—	—
Month No. 3
(November 28, 2020-January 1, 2021)
Repurchase program(1)	1,138,598	$191.34	1,138,598	$210,383,051
Employee transactions(2)	3,051	$189.62	—	—
Total	2,306,345		2,294,353	$210,383,051
_______________
* Periods represent our fiscal months.
(1)On July 1, 2019, we announced that our Board of Directors approved a new share repurchase program with a $4 billion share repurchase authorization replacing our prior share repurchase programs. Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of January 1, 2021, the remaining unused authorization under our repurchase program was $210 million (as reflected in the table above).
(2)Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance units, restricted units or restricted shares that vested during the quarter and (b) performance units, restricted units or restricted shares returned to us upon retirement or employment termination of employees. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
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

ITEM 6.	[RESERVED.]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations for the fiscal year ended January 1, 2021 compared with the four quarters ended January 3, 2020 and the two quarters ended January 3, 2020 compared with two quarters ended December 28, 2018. For a discussion of our results for fiscal 2019 compared with fiscal 2018, see “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Transition Report on Form 10-KT for the Fiscal Transition Period. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this Report. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
The following is a list of the sections of this MD&A, together with our perspective on their contents, which we hope will assist in reading these pages:
•Business Considerations — a general description of our business; the value drivers of our business; fiscal 2020 results of operations and liquidity and capital resources key indicators; and industry-wide opportunities, challenges and risks that are relevant to us in defense, government and commercial markets.
•Operations Review — an analysis of our consolidated results of operations and of the results in each of our business segments, to the extent the segment operating results are helpful to an understanding of our business as a whole, for the periods presented in our financial statements.
•Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, funding of pension plans, common stock repurchases, dividends, capital structure and resources, contractual obligations, off-balance sheet arrangements, commercial commitments, financial risk management, impact of foreign exchange and impact of inflation.
•Critical Accounting Policies and Estimates — a discussion of accounting policies and estimates that require the most judgment and a discussion of accounting pronouncements that have been issued but not yet implemented by us and their potential impact on our financial condition, results of operations, cash flows and equity.
•Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results or our current expectations or projections.
COVID
The ongoing COVID pandemic and attempts to contain and reduce the spread of the virus, such as mandatory closures, “shelter-in-place” orders and travel and quarantine restrictions, have caused significant disruptions and adverse effects on the U.S. and global economies, such as impacts to supply chains, customer demand, international trade and capital markets. Our response has involved increasing our focus on keeping our employees safe while striving to maintain continuity of operations, meet customer commitments and support suppliers. For example, we instituted work-from-home (for employees who are able to work remotely) and social distancing arrangements; canceled travel and external events; procured personal protective equipment for employees; implemented health screening procedures at all facilities; staggered work shifts, redesigned work stations, implemented stringent cleaning protocols and initiated more detailed safety precautions and protocols for on-site work, such as daily health assessments and mandatory face coverings, which currently remain in effect. We have also maintained an active dialog with key suppliers and developed plans to mitigate supply chain risks. We have allowed certain essential business travel to resume, and we continue to expect to utilize a phased approach based on local conditions for transitioning employees from work-from-home arrangements to on-site work. The U.S. Government response to COVID has included identifying the defense industrial base as a Critical Infrastructure Sector and enhancing cash flow and liquidity for the defense industrial base, such as by increasing progress payments and accelerating contract awards. As a part of the defense industrial base, these actions have enabled us to keep our U.S. production facilities largely operational in support of national security commitments to U.S. Government customers and to accelerate payments to small business suppliers, which we expect to continue while the U.S. Government’s responsive actions remain in effect.
Although we believe that the large percentage of our revenue, earnings and cash flow that is derived from sales to the U.S. Government, whether directly or through prime contractors, will be relatively predictable, in part due to the responsive actions taken by the U.S. Government described above, our commercial, international and public safety businesses are at a higher risk of adverse impacts related to COVID. For example, the severe decline in global air traffic from travel restrictions and the resulting downturn in the commercial aviation market and its impact on customer operations has significantly reduced demand for flight training, flight simulators and commercial avionics products in our Aviation Systems segment. As a result, we temporarily, and in some circumstances permanently, closed or will soon close some of our flight training facilities, initiated restructuring and other actions to align our resources with the outlook for the commercial aviation market (including workforce reduction and facility consolidation) and have recognized $767 million of charges for impairment of goodwill and other assets and other COVID-related impacts in fiscal 2020.
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
The impact of COVID may also exacerbate other risks discussed in Part I, “Item 1A. Risk Factors” in this Report, any of which could have a material effect on us. We continue to work with our customers, employees, suppliers, subcontractors, distributors, resellers and communities to address the impact of the pandemic. We continue to assess possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. For further information regarding the impact, and the risks of the impact, of COVID on the Company, see Part I, “Item 1A. Risk Factors” in this Report.
BUSINESS CONSIDERATIONS
General
We generate revenue, income and cash flows by developing, manufacturing or providing, and selling advanced, technology-based solutions that meet government and commercial customers’ mission-critical needs. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of January 1, 2021, we had approximately 48,000 employees, including approximately 19,000 engineers and scientists. We generally sell directly to our customers, and we utilize agents and intermediaries to sell and market some products and services, especially in international markets.
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
•Space and Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber defense; mission avionics; and electronic warfare;
•Communication Systems, including tactical communications; broadband communications; integrated vision solutions; and public safety; and
•Aviation Systems, including defense aviation; commercial aviation products; commercial and military pilot training; and mission networks for air traffic management.
During the first quarter of fiscal 2020, we adjusted our segment reporting to better align our businesses and transferred two businesses between our Integrated Mission Systems and Space and Airborne Systems segments. The historical results, discussion and presentation of our business segments as set forth in this MD&A reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these changes.

As described in more detail in Note 3: Business Divestitures and Asset Sales and elsewhere in the Notes, during the Fiscal Transition Period and fiscal 2020, we completed the following business divestitures (which had the revenue attributable to them as set forth below):

	Fiscal Year Ended	Four Quarters Ended
	January 1, 2021	January 3, 2020
(In millions)	As Reported	Pro Forma(6)

Revenue attributable to divested businesses(1):
Harris Night Vision business(2)	$—	$23
Airport security and automation business(3)	147	495
Applied Kilovolts and Analytical Instrumentation business(4)	7	16
EOTech business(5)	48	52
Total	$202	$586
______________
(1)Net of intracompany sales.
(2)Divested on September 13, 2019, the results of which are included in “Other non-reportable business segments” through the date of divestiture.
(3)Divested on May 4, 2020, the results of which are reported as part of our Aviation Systems segment through the date of divestiture.
(4)Divested on May 15, 2020, the results of which are reported as part of our Space and Airborne Systems segment through the date of divestiture.
(5)Divested on July 31, 2020, the results of which are reported as part of our Communication Systems segment through the date of divestiture.
(6)For information regarding the basis for the presentation of this supplemental unaudited pro forma combined income statement information, see the discussion in “Business Considerations — Value Drivers” below in this MD&A.
See Note 25: Business Segments in the Notes for further information regarding our business segments, including how we define segment operating income or loss.
As discussed in further detail in Note 4: Restructuring and Other Exit Costs and Note 5: Business Combination in the Notes, we recorded the following charges at our corporate headquarters in connection with the L3Harris Merger.

	Fiscal Year Ended	Four Quarters Ended		Two Quarters Ended	Fiscal Year Ended
	January 1, 2021	January 3, 2020		January 3, 2020	June 28, 2019
(In millions)	As Reported	As Reported (Unaudited)	Pro Forma	As Reported

Equity award acceleration charges, recognized upon change in control	$—	$70	$70	$70	$—
Transaction costs, recognized as incurred	—	105	83	83	31
Additional cost of sales related to the fair value step-up in inventory sold	31	142	142	142	—
Restructuring charges	10	117	117	117	—
Facility consolidation costs	—	48	48	48	—
Integration costs, recognized as incurred	130	102	132	72	34
Total L3Harris Merger-related charges	$171	$584	$592	$532	$65
Because the L3Harris Merger benefited the entire Company as opposed to any individual business segment, the above costs were not allocated to any business segment. Most of the costs above were recorded in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income, except for additional cost of sales related to the fair value step-up in inventory sold, which is included in the “Cost of product sales and services” line item in our Consolidated Statement of Income and facility consolidation costs, the majority of which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income.
As described in more detail in Note 1: Significant Accounting Policies in the Notes, effective June 29, 2019, we changed our fiscal year end to the Friday nearest December 31, and the period that commenced on June 29, 2019 was a fiscal transition period that ended on January 3, 2020. References herein to the four quarters ended January 3, 2020 and two quarters ended December 28, 2018 represent the unaudited prior year results for the comparative periods ended January 3, 2020 and December 28, 2018.
Amounts in this Report may not always add to totals due to rounding.
Value Drivers of Our Business
During fiscal 2020, we made progress executing our strategy of building a technology-focused operating company and becoming a full end-to-end mission solutions prime contractor to drive shareholder value. Despite impacts from COVID to our commercial aviation and public safety businesses, we met customer commitments, delivered organic revenue growth in our core U.S. Government and international businesses on a pro forma (as defined below in this MD&A) basis, advanced the integration and made progress on portfolio shaping, while increasing our focus on keeping our employees safe.
We received several key strategic contract awards in fiscal 2020, establishing us as a mission solutions prime contractor with our responsive satellites and unmanned surface vehicles and within missile defense, as well as highlighting our technology and solutions for the contested environments our customers will need to compete and operate in in the future. We also invested $684 million (4 percent of total revenue) in company-sponsored R&D focused on technologies that expand our capabilities in the following areas:
•Open systems architecture;
•Multi-function system capabilities; and
•Software-defined solutions.
We also made progress during the fiscal year reshaping our portfolio to focus on technology-differentiated businesses, completing three divestitures, and used the proceeds along with our net cash provided by operating activities to repurchase shares of our common stock. In addition, we refinanced debt and expanded our future financial flexibility.
We plan to build on our fiscal 2020 momentum, and together with broad programs support across key areas in the DoD budget, expected international growth and L3Harris Merger synergies and a continued focus on operational excellence and innovation, we believe we are well positioned to achieve our strategic priorities for fiscal 2021 and thereafter, which include the following:
•Growing revenue through investments in R&D in high growth, high margin areas where technology is a key differentiator to address our customers’ most critical challenges;
•Executing seamless integration and achieving at least $320 million to $350 million in net cost synergies from the L3Harris Merger by the end of 2021;
•Driving flawless execution and margin expansion through our e3 (excellence, everywhere, every day) operational excellence program;
•Reshaping our business portfolio to focus on high margin, high growth businesses; and
•Maximizing cash flow with shareholder friendly capital deployment.
During fiscal 2020, we returned to our shareholders $725 million through dividends and $2,290 million through share repurchases. On January 28, 2021, we announced that our Board of Directors approved a 20 percent increase in the quarterly per share cash dividend rate on our common stock to $1.02, commencing with the dividend to be declared for the first quarter of 2021, for an annualized per share rate of $4.08, as well as a new $6 billion share repurchase authorization under our repurchase program that was in addition to the remaining unused authorization of $210 million, for a total unused authorization of $6.2 billion. In fiscal 2021, we believe revenue growth across our business segments and margin expansion will improve our operating cash flow, which we expect to use for investments in technology and innovation, dividends and share repurchases.
Beyond fiscal 2020, we expect three main building blocks will support growth over the next three to five years, although we can give no assurances on this subject. First, we have a portfolio that is well aligned with national security priorities for threats identified in the National Defense Strategy. We have realigned our R&D efforts to extend our position through investments in open architecture, multi-function software-defined technologies and we anticipate future defense budgets will continue to prioritize spending in the areas in which we are currently well-positioned and investing in technology. Second, we uniquely benefit from the revenue synergy opportunities created by the L3Harris Merger expanding our addressable market. Third, we expect to leverage our sales channels and capitalize on our strengths domestically to support global modernization efforts and drive growth in international revenue.
Key Indicators
We believe our value drivers, when implemented, will improve our financial results, including: revenue; income from continuing operations and income from continuing operations per diluted common share; income from continuing operations as a percentage of revenue; total backlog; net cash provided by operating activities; return on invested capital (defined as after-tax operating income from continuing operations divided by the two-point average of invested capital at the beginning and end of the period, where invested capital equals equity plus debt, less cash and cash equivalents); return on average equity (defined as income from continuing operations divided by the two-point average of equity at the beginning and end of the fiscal period); and consolidated total indebtedness to total capital ratio. The measure of our success is reflected in our results of operations and liquidity and capital resources key indicators as discussed below.
Because of the L3Harris Merger, fiscal 2020 reflects the results of the combined Company, while the four quarters ended January 3, 2020 reflect the results of only Harris operating businesses for the two quarters ended June 28, 2019 and the results of the combined Company for the two quarters ended January 3, 2020. Due to the significance of the L3 operating businesses included in the combined Company results following the L3Harris Merger, the reported results for fiscal 2020 and four quarters ended January 3, 2020 generally are not comparable. Therefore, to assist with a discussion of the consolidated results of operations for fiscal 2020 and four quarters ended January 3, 2020 on a more comparable basis, certain supplemental unaudited pro forma combined income statement information prepared in accordance with the requirements of Article 11 of Regulation S-X (referred to in this MD&A as “pro forma”) also is provided (see “Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information” below in this MD&A).
Fiscal 2020 Results of Operations Key Indicators: Revenue, income from continuing operations, income from continuing operations as a percentage of revenue, income from continuing operations per diluted common share and total backlog represent key measurements of our value drivers:
Consolidated — as reported
•Revenue increased 42 percent to $18.2 billion in fiscal 2020 from $12.9 billion in the four quarters ended January 3, 2020 primarily due to the inclusion of $5.5 billion of revenue (net of intercompany sales eliminations) from L3 operations in operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger);
•Income from continuing operations attributable to L3Harris common shareholders decreased 16 percent to $1,121 million in fiscal 2020 from $1,335 million in the four quarters ended January 3, 2020, primarily due to the combined effects of the reasons discussed below on an as reported basis, particularly the non-cash charges for impairment of goodwill and other assets associated with the COVID-related downturn in the commercial aviation market and its impact on customer operations in fiscal 2020;
•Income from continuing operations attributable to L3Harris common shareholders as a percentage of revenue decreased to 6 percent in fiscal 2020 from 10 percent in the four quarters ended January 3, 2020;
•Income from continuing operations per diluted common share attributable to L3Harris common shareholders decreased 34 percent to $5.19 in fiscal 2020 from $7.90 in the four quarters ended January 3, 2020, reflecting the decrease in income from continuing operations as noted above and higher weighted average diluted common shares outstanding due to 104 million shares issued in connection with the L3Harris Merger on June 29, 2019, partially offset by share repurchases during fiscal 2020; and
•Total backlog increased 5 percent to $21.7 billion at January 1, 2021 from $20.6 billion at January 3, 2020. Backlog at January 3, 2020 included $405 million associated with businesses divested in fiscal 2020, including $380 million of backlog associated with the airport security and automation business divested during the quarter ended July 3, 2020.
Consolidated — pro forma
•Revenue increased 1 percent to $18.2 billion in fiscal 2020 from $18.1 billion in the four quarters ended January 3, 2020 primarily due to growth in core U.S. and international businesses, mostly offset by divestitures and COVID-related impacts to our commercial aviation and public safety businesses;
•Income from continuing operations attributable to L3Harris common shareholders decreased 31 percent to $1,121 million in fiscal 2020 from $1,628 million in the four quarters ended January 3, 2020, primarily due to the combined effects of the reasons discussed below on a pro forma basis, particularly the non-cash charges for impairment of goodwill and other assets associated with the COVID-related downturn in the commercial aviation market and its impact on customer operations in fiscal 2020;
•Income from continuing operations attributable to L3Harris common shareholders as a percentage of revenue decreased to 6 percent in fiscal 2020 from 9 percent in the four quarters ended January 3, 2020;
•Income from continuing operations per diluted common share attributable to L3Harris common shareholders decreased 28 percent to $5.19 in fiscal 2020 from $7.25 in the four quarters ended January 3, 2020, reflecting the decrease in income from continuing operations as noted above, partially offset by fewer weighted average diluted common shares outstanding due to repurchases of shares of common stock under our repurchase program during fiscal 2020; and
•Total backlog increased 5 percent to $21.7 billion at January 1, 2021 from $20.6 billion at January 3, 2020. Backlog at January 3, 2020 included $405 million associated with businesses divested in fiscal 2020, including $380 million of backlog associated with the airport security and automation business divested during the quarter ended July 3, 2020.
Refer to MD&A heading “Operations Review” below in this Report for more information.
Fiscal 2020 Liquidity and Capital Resources Key Indicators: Net cash provided by operating activities, return on invested capital, return on average equity and our consolidated total indebtedness to total capital ratio also represent key measurements of our value drivers:

•Net cash provided by operating activities increased to $2,790 million in fiscal 2020 from $1,655 million in the four quarters ended January 3, 2020 reflecting the inclusion of cash flows from L3 operations following the L3Harris Merger;
•Return on invested capital decreased to 4 percent in fiscal 2020 from 7 percent in the four quarters ended January 3, 2020;
•Return on average equity decreased to 5 percent in fiscal 2020 from 10 percent in the four quarters ended January 3, 2020; and
•Our consolidated total indebtedness to total capital ratio at January 1, 2021 was 25 percent, compared with our 65 percent covenant limitation under our senior unsecured revolving credit facility.
Refer to MD&A heading “Liquidity, Capital Resources and Financial Strategies” below in this Report for more information on net cash provided by (used in) operating, investing and financing activities.
We also measure the success of our business using certain measures that are not defined by GAAP, such as adjusted earnings before interest and taxes, adjusted earnings per share and adjusted free cash flow, which may be calculated differently by other companies. We use these measures, along with our key indicators above, to assess the success of our business and our ability to create shareholder value. We also use some of these and other performance metrics for executive compensation purposes.
Industry-Wide Opportunities, Challenges and Risks
Department of Defense and Other U.S. Federal Markets: Our largest customers are various departments and agencies of the U.S. Government — the percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 78 percent, 73 percent, 77 percent and 75 percent in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively.
Defense spending has been constrained by discretionary spending caps since the 2011 Budget Control Act. To appropriate funding exceeding the caps, Congress has passed a series of two-year budget deals to raise the caps on both discretionary defense and non-defense spending. The latest two-year agreement was signed into law on August 2, 2019 by the President. The Bipartisan Budget Act of 2019 (“BBA 2019”) raised the discretionary defense caps for government fiscal year (“GFY”) 2020 and GFY 2021 to $738 billion ($667 billion in defense base funding and $71 billion for Overseas Contingency Operations (“OCO”) funding) and $741 billion ($672 billion in defense base funding and $69 billion for OCO funding), respectively (U.S. Government fiscal years begin October 1 and end September 30). This represented a 3% increase from GFY 2019 funding levels and builds on sustained funding increases Congress also provided in GFY 2017 and GFY 2018. The BBA 2019 also temporarily suspended the statutory debt ceiling through July 31, 2021.
On December 27, 2020, the President signed into law H.R.133, the Consolidated Appropriations Act, 2021. This bill appropriates $635 billion in total DoD base funding and $69 billion in OCO funding. It also appropriates $28 billion for the Department of Energy national security mission and $9 billion for other defense related activities, in line with the budget request and consistent with the total national defense budget cap of $741 billion for GFY 2021 established in BBA 2019. In 2020 there were several COVID-related measures passed by Congress and enacted into law, totaling approximately $3.5 trillion in funding. We expect Congress and the new administration to consider additional COVID legislation in early 2021, which could drive increased scrutiny of discretionary spending. However, although we anticipate debate will continue within the U.S. Government over defense spending for future years (which may have a significant impact on defense spending broadly and on our specific programs), our programs have been well supported in recent years, and our major efforts are aligned to key DoD needs.
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
State and Local: We also provide products to state and local government agencies that are committed to protecting our homeland and public safety. The public safety market was highly competitive and dependent on state and local government budgets during fiscal 2020. Fiscal 2020 revenue in our Public Safety business sector was adversely impacted by COVID-related pressures on state and local government customers and we expect a continued decrease in Public Safety revenue in early fiscal

2021. Future market opportunities include upgrading aging analog infrastructure to new digital standards, as well as opportunities associated with next-generation Long Term Evolution (“LTE”) solutions for high data-rate applications.
International: We believe there is continuing international demand from military and government customers for tactical radios, electronic warfare equipment, products and systems for maritime platforms, air traffic management, release systems and ISR. We believe we can leverage our domain expertise and proven technology provided in the U.S. to further expand our international business.
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
OPERATIONS REVIEW
Consolidated Results of Operations

	Fiscal Year Ended	Four Quarters Ended
	January 1, 2021	January 3, 2020	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)
(Dollars in millions, except per share amounts)	As Reported	As Reported (Unaudited)		Pro Forma

Revenue:
Integrated Mission Systems	$5,538	$2,783	*	$5,360	3%
Space and Airborne Systems	4,946	4,352	14%	4,689	5%
Communication Systems	4,443	3,340	33%	4,278	4%
Aviation Systems	3,448	2,368	*	3,917	(12)%
Other non-reportable business segments	—	102	*	23	*
Corporate eliminations	(181)	(89)	*	(170)	6%
Total revenue	18,194	12,856	42%	18,097	1%
Total cost of product sales and services	(12,886)	(9,088)	42%	(12,907)	—%
% of total revenue	71%	71%		71%
Gross margin	5,308	3,768	41%	5,190	2%
% of total revenue	29%	29%		29%
Engineering, selling and administrative expenses	(3,315)	(2,540)	31%	(3,588)	(8)%
% of total revenue	18%	20%		20%
Business divestiture-related (losses) gains	(51)	229	*	229	*
Impairment of goodwill and other assets	(767)	(46)	*	(46)	*
Non-operating income	401	286	40%	309	30%
Net interest expense	(254)	(204)	25%	(253)	—%
Income from continuing operations before income taxes	1,322	1,493	(11)%	1,841	(28)%
Income taxes	(234)	(146)	60%	(189)	24%
Effective tax rate	18%	10%		10%
Income from continuing operations	1,088	1,347	(19)%	1,652	(34)%
Noncontrolling interests, net of income taxes	33	(12)	*	(24)	*
Income from continuing operations attributable to L3Harris common shareholders	$1,121	$1,335	(16)%	$1,628	(31)%
% of total revenue	6%	10%		9%
Income from continuing operations per diluted common share attributable to L3Harris common shareholders	$5.19	$7.90	(34)%	$7.25	(28)%
_________________
*Not meaningful

	Two Quarters Ended
	January 3, 2020	December 28, 2018	% Inc/(Dec)	December 28, 2018	% Inc/(Dec)
(Dollars in millions, except per share amounts)	As Reported	As Reported (Unaudited)		Pro Forma

Revenue:
Integrated Mission Systems	$2,758	$28	*	$2,497	10%
Space and Airborne Systems	2,377	1,736	37%	2,059	15%
Communication Systems	2,151	1,018	111%	1,949	10%
Aviation Systems	2,038	342	*	1,970	3%
Other non-reportable business segments	23	86	(73)%	12	92%
Corporate eliminations	(84)	(2)	*	(83)	1%
Total revenue	9,263	3,208	189%	8,404	10%
Total cost of product sales and services	(6,726)	(2,105)	220%	(5,939)	13%
% of total revenue	73%	66%		71%
Gross margin	2,537	1,103	130%	2,465	3%
% of total revenue	27%	34%		29%
Engineering, selling and administrative expenses	(1,881)	(583)	223%	(1,598)	18%
% of total revenue	20%	18%		19%
Business divestiture-related (losses) gains	229	—	*	(6)	*
Impairment of goodwill and other assets	(46)	—	*	—	*
Non-operating income	192	94	104%	122	57%
Net interest expense	(123)	(86)	43%	(143)	(14)%
Income from continuing operations before income taxes	908	528	72%	840	8%
Income taxes	(73)	(87)	(16)%	(80)	(9)%
Effective tax rate	8%	16%		10%
Income from continuing operations	835	441	89%	760	10%
Noncontrolling interests, net of income taxes	(12)	—	*	(12)	—%
Income from continuing operations attributable to L3Harris common shareholders	$823	$441	87%	$748	10%
% of total revenue	9%	14%		9%
Income from continuing operations per diluted common share attributable to L3Harris common shareholders	$3.68	$3.66	1%	$3.27	13%
_________________
*Not meaningful

	Fiscal Years Ended
(Dollars in millions, except per share amounts)	June 28, 2019	June 29, 2018	% Inc/(Dec)

Revenue:
Integrated Mission Systems	$52	$55	(5)%
Space and Airborne Systems	3,711	3,294	13%
Communication Systems	2,208	2,015	10%
Aviation Systems	672	668	1%
Other non-reportable business segments	165	148	11%
Corporate eliminations	(7)	(12)	(42)%
Total revenue	6,801	6,168	10%
Total cost of product sales and services	(4,467)	(4,066)	10%
% of total revenue	66%	66%
Gross margin	2,334	2,102	11%
% of total revenue	34%	34%
Engineering, selling and administrative expenses	(1,242)	(1,182)	5%
% of total revenue	18%	19%
Non-operating income	188	156	21%
Net interest expense	(167)	(168)	(1)%
Income from continuing operations before income taxes	1,113	908	23%
Income taxes	(160)	(206)	(22)%
Effective tax rate	14%	23%
Income from continuing operations attributable to L3Harris common shareholders	$953	$702	36%
% of total revenue	14%	11%
Income from continuing operations per diluted common share attributable to L3Harris common shareholders	$7.89	$5.78	37%
Revenue
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: The increase in revenue in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to the inclusion of $5.5 billion of revenue (net of intercompany sales eliminations) from L3 operations in operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger) and organic revenue growth in our Space and Airborne Systems, Integrated Mission Systems and Communication Systems, partially offset by the impact of divestitures and the COVID-related downturn in the commercial aviation market and its impact on customer operations in fiscal 2020.
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
Gross Margin
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: Gross margin increased in fiscal 2020 compared with the four quarters ended January 3, 2020 primarily due to the inclusion of L3 operations in operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger). Gross margin as a percentage of revenue (“gross margin percentage”) for fiscal 2020 was comparable with the four quarters ended January 3, 2020 reflecting integration benefits and operational excellence, and $111 million of lower cost of sales related to the fair value step-up in inventory sold, offset by a mix of program revenue and product sales with relatively lower gross margin percentage and $37 million of higher amortization of identifiable intangible assets acquired as a result of the L3Harris Merger.
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
Engineering, Selling and Administrative Expenses
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: The increase in engineering, selling and administrative (“ESA”) expenses in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to the inclusion of L3 operations in operating results (but not for the comparable prior-year two quarters preceding the L3Harris Merger), $333 million of higher amortization of identifiable intangible assets acquired as a result of the L3Harris Merger, $16 million of COVID-related restructuring expenses and other costs and $13 million of higher divestiture-related expenses, partially offset by $254 million of lower L3Harris Merger-related transaction, integration and restructuring expenses and a $22 million gain on sale of property, plant and equipment.
The decrease in ESA expenses as a percentage of revenue (“ESA percentage”) in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily driven by cost management, operational excellence, integration benefits, as well as lower L3Harris Merger-related transaction, integration and restructuring expenses and a gain on sale of property, plant and equipment, partially offset by higher amortization of identifiable intangible assets acquired as a result of the L3Harris Merger, COVID-related restructuring expenses and other items, and divestiture-related expenses, as discussed above.
Overall Company-sponsored R&D costs were $684 million in fiscal 2020 compared with $504 million in the four quarters ended January 3, 2020.
Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: The increase in ESA expenses and ESA percentage in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was primarily due to the inclusion of L3 operations in operating results, as well as $344 million of L3Harris Merger-related transaction, integration and restructuring expenses and $197 million of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger in the two quarters ended January 3, 2020. ESA expenses for the two quarters ended January 3, 2020 also included a $12 million gain on sale of a product line, offset by a $10 million non-cash cumulative adjustment to lease expense.
Overall Company-sponsored R&D costs were $329 million in the two quarters ended January 3, 2020 compared with $144 million in the two quarters ended December 28, 2018.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Business Divestiture-Related (Losses) Gains
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: Business divestiture-related (losses) gains for fiscal 2020 included a $23 million pre-tax loss on the sale of the airport security and automation business divestiture, an $18 million non-cash remeasurement loss on a potential divestiture, a $12 million non-cash adjustment to the gain on the sale of the Harris Night Vision business, partially offset by a $2 million pre-tax gain on the sale of the EOTech business. The business divestiture-related gain for the four quarters ended January 3, 2020 was a $229 million pre-tax gain on the sale of the Harris Night Vision business.
Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: The business divestiture-related gain for the two quarters ended January 3, 2020 was the same item as noted above for the four quarters ended January 3, 2020.
See Note 3: Business Divestitures and Asset Sales in the Notes for further information.
Impairment of Goodwill and Other Assets
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: Impairment of goodwill and other assets for fiscal 2020 reflects $748 million of non-cash charges for the impairment of goodwill and other assets associated with the COVID-related downturn in the commercial aviation market and its impact on customer operations, a $14 million non-cash charge for impairment of goodwill recorded in the quarter ended July 3, 2020 in connection with a potential divestiture and a $5 million non-cash charge for impairment of goodwill recorded in the quarter ended April 3, 2020 in connection with the then-pending divestiture of our Applied Kilovolts and Analytical Instrumentation business.
Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: Impairment of goodwill and other assets for the two quarters ended January 3, 2020 reflects a $46 million impairment of right-of-use assets associated with L3Harris Merger-related facilities consolidation.

See Note 3: Business Divestitures and Asset Sales, Note 4: Restructuring and Other Exit Costs and Note 10: Goodwill in the Notes for further information.
Non-Operating Income
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: The increase in non-operating income in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to an increase in the non-service cost components of pension and other postretirement benefit plan income, reflecting the inclusion of income from benefit plans assumed in connection with the L3Harris Merger.
Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: The increase in non-operating income in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was primarily due to an increase in the non-service cost components of pension and other postretirement benefit plan income, including a $23 million gain on a pension plan curtailment, reflecting the inclusion in pension and other postretirement benefit plan income of benefit plans assumed in connection with the L3Harris Merger.
See Note 21: Non-Operating Income in the Notes for further information.
Net Interest Expense
Fiscal Year Ended January 1, 2021 Compared With Four quarters ended January 3, 2020: Our net interest expense increased in fiscal 2020 compared with the four quarters ended January 3, 2020 primarily due to higher average debt levels as a result of the assumption of $3.5 billion of debt in connection with the L3Harris Merger.
Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: The increase in net interest expense in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was due to the same reason as noted above for fiscal 2020 compared with the four quarters ended January 3, 2020.
See Note 14: Debt in the Notes for further information.
Income Taxes
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 18 percent in fiscal 2020 compared with 10 percent in the four quarters ended January 3, 2020. During fiscal 2020, we benefited from the favorable impact of:
•Favorable adjustments upon the finalization of our Federal tax returns, primarily due to recently released tax regulations and the resolution of audit uncertainties;
•Favorable impact of R&D credits; and
•Excess tax benefits related to equity-based compensation; partially offset by
•Unfavorable impact of non-deductible goodwill impairment charges.
In the four quarters ended January 3, 2020, our effective tax rate benefited from the net favorable impact of:
•Excess tax benefits related to equity-based compensation;
•The ability to utilize capital loss carryforwards with a full valuation allowance against capital gains generated from the Harris Night Vision business divestiture;
•The release of reserves for uncertain tax positions due to statute of limitations expirations;
•Additional research credits claimed on our prior year tax returns; and
•Favorable adjustments recorded upon the filing of our Federal tax returns.
Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: Our effective tax rate was 8 percent in the two quarters ended January 3, 2020 compared with 16 percent in the two quarters ended December 28, 2018. In the two quarters ended January 3, 2020, our effective tax rate benefited from the favorable impact of:
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
See Note 23: Income Taxes in the Notes for further information.
Income From Continuing Operations
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: The decrease in income from continuing operations in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to the combined effects of the reasons noted above regarding the fiscal year ended January 1, 2021 and four quarters ended January 3, 2020.
Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: The increase in income from continuing operations in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was primarily due to the combined effects of the reasons noted above regarding the two quarters ended January 3, 2020 and two quarters ended December 28, 2018.
Income From Continuing Operations Per Diluted Common Share Attributable to L3Harris Common Shareholders
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020:  The decrease in income from continuing operations per diluted common share attributable to L3Harris common shareholders in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to the combined effects of the reasons noted above regarding the fiscal year ended January 1, 2021 and four quarters ended January 3, 2020, particularly the non-cash charges for impairment of goodwill and other assets and other COVID-related impacts in our Commercial Aviation Solutions reporting unit associated with the downturn in the commercial aviation market and its impact on customer operations, the absence of a prior-year benefit from the gain on the sale of the Harris Night Vision business and divestitures in fiscal 2020, as well as higher diluted weighted average common shares outstanding as a result of 104 million shares issued in connection with the L3Harris Merger, partially offset by share repurchases during fiscal 2020.
Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: The increase in income from continuing operations per diluted common share attributable to L3Harris common shareholders in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was primarily due to higher income from continuing operations, as discussed above, partially offset by higher diluted weighted average common shares outstanding as a result of 104 million shares issued in connection with the L3Harris Merger, partially offset by share repurchases during fiscal 2020.
See the “Common Stock Repurchases” discussion below in this MD&A for further information.
Pro Forma Basis Discussion for Fiscal Year Ended January 1, 2021 Compared With the Four Quarters Ended January 3, 2020
Revenue
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: The increase in revenue for fiscal 2020 compared with pro forma revenue for the four quarters ended January 3, 2020 was primarily due to growth in core U.S. and international businesses, excluding commercial aviation and public safety markets, which more than offset the COVID-related decline. Revenue growth was driven by $257 million of higher revenue in our Space and Airborne Systems segment, $178 million of higher revenue in our Integrated Mission Systems segment and $165 million of higher revenue in our Communication Systems segment, partially offset by a decline in our Aviation Systems segment, due to the divestiture of the airport security and automation business and COVID-related impacts.
Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: The increase in revenue for the two quarters ended January 3, 2020 compared with pro forma revenue for the two quarters ended December 28, 2018 was primarily due to $321 million higher revenue in our Space and Airborne Systems segment, from a ramp in modernization of the F-35 platform in Mission Avionics, increased production of electronic warfare systems for F/A-18 and B-52 aircraft in Electronic Warfare and growth in ground-based adjacencies and exquisite systems in classified areas; $257 million higher revenue in our Integrated Mission Systems segment, driven by growth in all three business sectors: ISR, Electro Optical and Maritime; $202 million higher revenue in our Communication Systems segment, from a ramp in DoD modernization programs in Tactical Communications and Integrated Vision Solutions as well as increased demand with state and federal customers in Public Safety; and higher revenue in our Aviation Systems segment, reflecting organic growth from precision engagement sensors and systems, partially offset by the prior period competitive loss of the USAF C-17 training contract.

Gross Margin
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: The increase in gross margin and comparability of gross margin percentage for fiscal 2020 compared with pro forma gross margin and gross margin percentage for the four quarters ended January 3, 2020 reflects integration benefits, higher volume, operational excellence and $111 million of lower cost of sales related to the fair value step-up in inventory sold in the L3Harris Merger, partially offset by a mix of program revenue and product sales with relatively lower gross margin percentage in fiscal 2020.
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
Engineering, Selling and Administrative Expenses
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: The decreases in ESA expenses and ESA percentage for fiscal 2020 compared with pro forma ESA expenses and ESA percentage for the four quarters ended January 3, 2020 were primarily due to $262 million of lower L3Harris Merger-related transaction, integration and restructuring expenses, a $22 million gain on sale of property, plant and equipment and integration savings, partially offset by $105 million of higher amortization of identifiable intangible assets acquired as a result of the L3Harris Merger, $16 million of COVID-related restructuring expenses and other costs and $13 million of higher divestiture-related expenses in fiscal 2020.
Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: The increases in ESA expenses and ESA percentage for the two quarters ended January 3, 2020 compared with pro forma ESA expenses and ESA percentage for the two quarters ended December 28, 2018 were primarily due to $344 million of L3Harris Merger-related transaction, integration and restructuring expenses in the two quarters ended January 3, 2020, partially offset by integration savings.
Business Divestiture-Related (Losses) Gains
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: Business divestiture-related (losses) gains for fiscal 2020 and the four quarters ended January 3, 2020 on a pro forma basis included the same items as noted above for fiscal 2020 and the four quarters ended January 3, 2020 on an as reported basis.
Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: Business divestiture-related (losses) gains for the two quarters ended January 3, 2020 included the same items as noted above for the two quarters ended January 3, 2020 and December 28, 2018 on an as reported basis.
See Note 3: Business Divestitures and Asset Sales in the Notes for further information.
Impairment of Goodwill and Other Assets
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: Impairment of goodwill and other assets for fiscal 2020 and the four quarters ended January 3, 2020 on a pro forma basis reflects the same charges as noted above for fiscal 2020 and the four quarters ended January 3, 2020 on an as reported basis.
Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: Impairment of goodwill and other assets for the two quarters ended January 3, 2020 reflects the same charges as noted above for the two quarters ended January 3, 2020 and December 28, 2018 on an as reported basis.
See Note 3: Business Divestitures and Asset Sales, Note 4: Restructuring and Other Exit Costs and Note 10: Goodwill in the Notes for further information.
Non-Operating Income
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: The increase in non-operating income for fiscal 2020 compared with pro forma non-operating income for the four quarters ended January 3, 2020 was primarily due to an increase in the non-service cost components of pension and other postretirement benefit plan income, partially offset by a $23 million gain on a pension plan curtailment in the four quarters ended January 3, 2020.

Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: The increase in non-operating income for the two quarters ended January 3, 2020 compared with pro forma non-operating income for the two quarters ended December 28, 2018 was primarily due to an increase in the non-service cost components of pension and other postretirement benefit plan income, including a $23 million gain on a pension plan curtailment, in the two quarters ended January 3, 2020 and a $21 million debt extinguishment loss recognized by L3 in the two quarters ended December 28, 2018.
Net Interest Expense
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: Net interest expense for fiscal 2020 was largely unchanged compared with pro forma net interest expense for the four quarters ended January 3, 2020.
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
Income Taxes
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: Our effective tax rate was 18 percent in fiscal 2020 compared with a 10 percent pro forma effective tax rate for the four quarters ended January 3, 2020. Our effective tax rate for fiscal 2020 was impacted by the same items as noted above for fiscal 2020 on an as reported basis.
Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: Our effective tax rate was 8 percent in the two quarters ended January 3, 2020 compared with a 10 percent pro forma effective tax rate for the two quarters ended December 28, 2018. Our effective tax rate for the two quarters ended January 3, 2020 was impacted by the same items as noted above for the two quarters ended January 3, 2020 on an as reported basis.
See “Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information” below in this MD&A for information regarding our pro forma effective tax rate for the four quarters ended January 3, 2020.
Income From Continuing Operations
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: The decrease in income from continuing operations for fiscal 2020 compared with pro forma income from continuing operations for the four quarters ended January 3, 2020 was primarily due to the combined effects of the reasons noted above in this “Pro Forma” discussion regarding the fiscal year ended January 1, 2021 and four quarters ended January 3, 2020, particularly the non-cash charges for impairment of goodwill and other assets in our Commercial Aviation Solutions reporting unit associated with the COVID-related downturn in the commercial aviation market and its impact on customer operations, the absence of a prior-year benefit from the gain on the sale of the Harris Night Vision business, and divestitures in fiscal 2020.
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
Income From Continuing Operations Per Diluted Common Share Attributable to L3Harris Common Shareholders
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: The decrease in income from continuing operations per diluted common share attributable to L3Harris common shareholders for fiscal 2020 compared with pro forma income from continuing operations per diluted common share attributable to L3Harris common shareholders for the four quarters ended January 3, 2020 was primarily due to lower income from continuing operations, as discussed above, partially offset by a decrease in our diluted weighted average common shares outstanding from shares of our common stock repurchased under our repurchase program during fiscal 2020.
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

Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information
The following supplemental unaudited pro forma condensed combined income statement information prepared in accordance with the requirements of Article 11 of Regulation S-X provides further information supporting the preparation of the supplemental unaudited pro forma condensed combined financial information for the four quarters ended January 3, 2020 provided above in the “Consolidated Results of Operations” discussion in this MD&A and has been prepared to give effect to the L3Harris Merger under the acquisition method of accounting. It combines the historical results of operations of Harris and L3 and reflects the L3Harris Merger as if it closed on June 30, 2018, the first day of Harris’ fiscal 2019, and gives effect to pro forma events that are (a) directly attributable to the L3Harris Merger, (b) factually supportable and (c) expected to have a continuing impact on our results of operations. The adjustments include adjustments to reflect the sale of the Harris Night Vision business, which is directly attributable to the L3Harris Merger, but do not include any adjustments for the use of proceeds from such sale, because the use is not directly attributable to the L3Harris Merger. The pro forma condensed combined income statement information is provided for informational and supplemental purposes only, and does not purport to indicate what L3Harris’ results of operations would have been, or L3Harris’ future results of operations, had the L3Harris Merger actually occurred on June 30, 2018. The supplemental unaudited pro forma condensed combined income statement information should be read in conjunction with other sections of this MD&A, our Consolidated Financial Statements and the Notes appearing elsewhere in this Report.

Unaudited Pro Forma Condensed Combined Statement of Income
For the Four Quarters Ended January 3, 2020

	Two Quarters Ended June 28, 2019					Two Quarters Ended January 3, 2020	Four Quarters Ended January 3, 2020
(In millions, except per share amounts)	Historical Harris	Historical L3	Pro Forma Adjustments	Note Ref	Pro Forma	L3Harris As Reported	Pro Forma

Revenue from product sales and services	$3,593	$5,331	$(11)	a	$8,834	$9,263	$18,097
			(79)	b
Cost of product sales and services	(2,362)	(3,875)	11	a	(6,181)	(6,726)	(12,907)
			54	b
			(9)	c
Engineering, selling and administrative expenses	(659)	(824)	11	b	(1,707)	(1,881)	(3,588)
			(228)	c
			38	d
			(4)	e
			4	f
			(45)	j
Business divestiture-related gains	—	—	—		—	229	229
Impairment of right-of-use asset	—	—	—		—	(46)	(46)
Merger, acquisition and divestiture related expenses	—	(45)	45	j	—	—	—
Non-operating income	94	—	23	j	117	192	309
Interest and other income, net	—	15	19	g	—	—	—
			(34)	j
Debt retirement charges	—	(3)	3	j	—	—	—
Interest income	1	—	8	j	9	12	21
Interest expense	(82)	(75)	4	h	(139)	(135)	(274)
			14	i
Income from continuing operations before income taxes	585	524	(176)		933	908	1,841
Income taxes	(73)	(87)	44	k	(116)	(73)	(189)
Income from continuing operations	512	437	(132)		817	835	1,652
Noncontrolling interests, net of income taxes	—	(12)	—		(12)	(12)	(24)
Income from continuing operations attributable to common shareholders	$512	$425	$(132)		$805	$823	$1,628

Income from continuing operations per basic common share attributable to common shareholders	$4.32				$3.62	$3.72	$7.34
Income from continuing operations per diluted common share attributable to common shareholders	$4.23				$3.57	$3.68	$7.25
Basic weighted average common shares outstanding	118.1		104.1	l	222.2	221.2	221.7
Diluted weighted average common shares outstanding	120.7		104.6	l	225.3	223.7	224.5
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

c.Reflects the net increase in amortization expense related to the fair value of acquired finite-lived identifiable intangible assets and the elimination of historical amortization expense recognized by L3 for the two quarters ended June 28, 2019. Assumptions and details are as follows:

	Weighted Average Amortization Period	Fair Value(1)	Two Quarters Ended June 28, 2019
	(In years)	(In millions)

Identifiable Intangible Assets Acquired:
Customer relationships	15	$5,417	$222
Trade names — Divisions	9	123	6
Adjustment to engineering, selling and administrative expenses			228
Developed technology	7	562	33
Less: L3 historical amortization			(24)
Adjustment to cost of product sales and services			9
Total net adjustment to amortization expense			$237
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
j.Certain amounts from L3’s historical statement of operations data were reclassified to conform their presentation to that of Harris. These reclassifications include:
1.Merger, acquisition and divestiture related expenses were reclassified to engineering, selling and administrative expenses; and
2.Interest and other income, net which was reclassified to interest income.
k.Represents the income tax impact of the pro forma adjustments, using the blended worldwide tax rates for L3, in the case of pro forma adjustments to L3’s historical results, and the federal and state statutory tax rates for Harris, in the case of pro forma adjustments to Harris’ historical results. As a result, the combined statutory tax rate used to tax-effect the pro forma adjustments was 25 percent for the two quarters ended June 28, 2019. This tax rate does not represent the combined company’s effective tax rate, which will include other tax charges and benefits, and does not take into account any historical or possible future tax events that may impact the combined company following the consummation of the L3Harris Merger.
l.Increase in common stock due to shares of L3Harris common stock issued for outstanding L3 common stock and in respect of vested L3 restricted stock units and L3 performance stock units. Diluted shares also include the dilutive impact of L3Harris stock options issued in replacement of L3 stock options calculated using the treasury stock method.

Discussion of Business Segment Results of Operations
Integrated Mission Systems Segment

	Fiscal Year Ended	Four Quarters Ended
	January 1, 2021	January 3, 2020	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)
(Dollars in millions)	As Reported	As Reported (Unaudited)		Pro forma

Revenue	$5,538	$2,783	*	$5,360	3%
Operating income	$847	$377	*	$698	21%
% of revenue	15%	14%		13%

	Two Quarters Ended			Fiscal Years Ended
	January 3, 2020	December 28, 2018	% Inc/(Dec)	June 28, 2019	June 29, 2018	% Inc/(Dec)
(Dollars in millions)	As Reported	As Reported (Unaudited)		As Reported

Revenue	$2,758	$28	*	$52	$55	(5%)
Operating income	$371	$4	*	$10	$9	11%
% of revenue	13%	14%		19%	16%
_________________
*Not meaningful
As Reported
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020:  The increases in segment revenue, operating income and operating income as a percentage of revenue (“operating margin percentage”) in fiscal 2020 compared with the four quarters ended January 3, 2020 were primarily due to the inclusion of L3 operations in segment operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger). Because the Integrated Mission Systems segment is almost entirely comprised of L3 businesses, comparison to the four quarters ended January 3, 2020 segment operating metrics is not meaningful. The funded backlog for this segment was $6.3 billion at January 1, 2021 compared with $5.3 billion at January 3, 2020.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 77 percent in fiscal 2020.
Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: The changes in segment revenue, operating income and operating margin percentage in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 were primarily due to the inclusion of L3 operations in segment operating results as a result of the L3Harris Merger during the two quarters ended January 3, 2020. Because the Integrated Mission Systems segment is almost entirely comprised of L3 businesses, comparison to prior year segment operating metrics is not meaningful. In the two quarters ended January 3, 2020, segment revenue also benefited from $213 million of revenue growth in ISR and growth in Electro Optical. The funded backlog for this segment was $5.3 billion at January 3, 2020 compared with $5.4 billion at the beginning of the Fiscal Transition Period (primarily from backlog acquired on June 29, 2019 in connection with the L3Harris Merger).
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 75 percent in the two quarters ended January 3, 2020.
Pro Forma
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: The increase in segment revenue in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to $163 million of higher revenue in Maritime from a ramp in manned and classified platforms and $31 million of higher revenue in ISR.
The increases in segment operating income and operating margin percentage in fiscal 2020 compared with the four quarters ended January 3, 2020 were primarily driven by operational excellence and integration benefits.

Space and Airborne Systems Segment

	Fiscal Year Ended	Four Quarters Ended
	January 1, 2021	January 3, 2020	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)
(Dollars in millions)	As Reported	As Reported (Unaudited)		Pro forma

Revenue	$4,946	$4,352	14%	$4,689	5%
Operating income	$932	$816	14%	$873	7%
% of revenue	19%	19%		19%

	Two Quarters Ended			Fiscal Years Ended
	January 3, 2020	December 28, 2018	% Inc/(Dec)	June 28, 2019	June 29, 2018	% Inc/(Dec)
(Dollars in millions)	As Reported	As Reported (Unaudited)		As Reported

Revenue	$2,377	$1,736	37%	$3,711	$3,294	13%
Operating income	$447	$327	37%	$696	$626	11%
% of revenue	19%	19%		19%	19%
As Reported
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: The increases in segment revenue and operating income in fiscal 2020 compared with the four quarters ended January 3, 2020 were primarily due to the inclusion of L3 operations in segment operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger), as well as organic growth in Mission Avionics and Intel and Cyber as discussed further below in the “Pro Forma” discussion for the fiscal year ended January 1, 2021 compared with the four quarters ended January 3, 2020. The funded backlog for this segment was $3.8 billion at January 1, 2021 compared with $3.9 billion at January 3, 2020. Segment operating margin percentage in fiscal 2020 was comparable with the four quarters ended January 3, 2020.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 90 percent in fiscal 2020.
Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: The increases in segment revenue and operating income in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 were primarily due to the inclusion of L3 operations in segment operating results as a result of the L3Harris Merger during the two quarters ended January 3, 2020, as well as higher revenue in Mission Avionics from growth on long-term platforms, $54 million higher revenue from growth in ground-based adjacencies and exquisite systems in classified areas and $58 million of higher revenue in Electronic Warfare from increased production of electronic warfare systems for F/A-18 and B-52 aircraft. The funded backlog for this segment was $3.9 billion at January 3, 2020 compared with $4.3 billion at the beginning of the Fiscal Transition Period (including backlog acquired on June 29, 2019 in connection with the L3Harris Merger). Segment operating margin percentage in the two quarters ended January 3, 2020 was comparable with the two quarters ended December 28, 2018.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 88 percent in the two quarters ended January 3, 2020 compared with 89 percent in the two quarters ended December 28, 2018.
Pro Forma
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: The increase in segment revenue in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to $317 million of higher revenue in Mission Avionics, driven by a ramp on the F-35 platform, and $70 million of higher revenue in Intel and Cyber from growth on classified programs, partially offset by $107 million of lower revenue in Space and lower revenue in Electronic Warfare, reflecting program transition timing.
The increase in segment operating income in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to cost management, operational excellence and integration benefits, partially offset by program mix, including in respect of newly awarded fixed-priced development contracts. Segment operating margin percentage for fiscal 2020 was comparable with the four quarters ended January 3, 2020.

Communication Systems Segment

	Fiscal Year Ended	Four Quarters Ended
	January 1, 2021	January 3, 2020	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)
(Dollars in millions)	As Reported	As Reported (Unaudited)		Pro forma

Revenue	$4,443	$3,340	33%	$4,278	4%
Operating income	$1,084	$836	30%	$958	13%
% of revenue	24%	25%		22%

	Two Quarters Ended			Fiscal Years Ended
	January 3, 2020	December 28, 2018	% Inc/(Dec)	June 28, 2019	June 29, 2018	% Inc/(Dec)
(Dollars in millions)	As Reported	As Reported (Unaudited)		As Reported

Revenue	$2,151	$1,018	111%	$2,208	$2,015	10%
Operating income	$493	$294	68%	$637	$561	14%
% of revenue	23%	29%		29%	28%
As Reported
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: The increases in segment revenue and operating income, and decrease in segment operating margin percentage in fiscal 2020 compared with the four quarters ended January 3, 2020 were primarily due to the inclusion of L3 operations in segment operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger), as well as organic growth in Tactical Communications, partially offset by lower revenue in Public Safety and the divestiture of the EOTech business as discussed further below in the “Pro Forma” discussion for the fiscal year ended January 1, 2021 compared with the four quarters ended January 3, 2020. The funded backlog for this segment was $3.3 billion at January 1, 2021 compared with $3.7 billion at January 3, 2020.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 69 percent in fiscal 2020.
Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: The increases in segment revenue and operating income in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 were primarily due to the inclusion of L3 operations in segment operating results as a result of the L3Harris Merger during the two quarters ended January 3, 2020, as well as $112 million of higher revenue in Tactical Communications from a ramp in DoD modernization programs, $46 million of higher revenue in Public Safety, reflecting increased demand from state and federal customers, and $38 million of higher revenue in Integrated Vision Solutions. The funded backlog for this segment was $3.7 billion at January 3, 2020 compared with $3.2 billion at the beginning of the Fiscal Transition Period (including backlog acquired on June 29, 2019 in connection with the L3Harris Merger).
The decrease in segment operating margin percentage in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was primarily due to a mix of program revenue and product sales with relatively lower operating margin percentage, partially offset by strong operational performance and integration savings.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 69 percent in the two quarters ended January 3, 2020 compared with 54 percent in the two quarters ended December 28, 2018.
Pro Forma
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: The increase in revenue in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to $268 million of higher Tactical Communications revenue (including Global Communications Solutions), primarily due to a ramp in DoD modernization programs that also benefited Integrated Vision Solutions, partially offset by $84 million of lower revenue in Public Safety, reflecting COVID-related pressures on state and local government municipality customers, and a $21 million revenue impact from the divestiture of the EOTech business.

The increases in segment operating income and operating margin percentage in fiscal 2020 compared with the four quarters ended January 3, 2020 were primarily due to operational excellence, integration benefits and cost management.
Additional Information on Known Trends and Uncertainties
Revenue and operating income in our Public Safety business sector has been, and we expect will continue to be, adversely impacted by COVID-related pressures on state and local government customers, including reduced staffing, limited remote work technology capabilities, significant reductions in near-term tax revenues and competing budget priorities. Revenue in our Public Safety business sector decreased by $84 million in fiscal 2020 compared with the four quarters ended January 3, 2020 and we expect a continued decrease in Public Safety revenue in early fiscal 2021 with stability and modest recovery later in the year; however, the ultimate extent of the COVID-related impact to our Public Safety business sector remains uncertain.
We expect to see growth and identify new opportunities in our Tactical Communications business sector, including international growth in the Middle East, Europe and Asia Pacific. We also expect modernization demand to continue to benefit both our Tactical Communications and Integrated Vision Systems business sectors.
Aviation Systems Segment

	Fiscal Year Ended	Four Quarters Ended
	January 1, 2021	January 3, 2020	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)
(Dollars in millions)	As Reported	As Reported (Unaudited)		Pro forma

Revenue	$3,448	$2,368	*	$3,917	(12%)
Operating income (loss)	$(177)	$325	*	$503	*
% of revenue	(5)%	14%		13%

	Two Quarters Ended			Fiscal Years Ended
	January 3, 2020	December 28, 2018	% Inc/(Dec)	June 28, 2019	June 29, 2018	% Inc/(Dec)
(Dollars in millions)	As Reported	As Reported (Unaudited)		As Reported

Revenue	$2,038	$342	*	$672	$668	1%
Operating income	$289	$40	*	$76	$54	41%
% of revenue	14%	12%		11%	8%
_________________
*Not meaningful
As Reported
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: The increase in segment revenue in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to the inclusion of L3 operations in segment operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger). Because the Aviation Systems segment is primarily comprised of L3 businesses, comparison to the four quarters ended January 3, 2020 segment operating metrics is not meaningful. The funded backlog for this segment was $3.0 billion at January 1, 2021 compared with $3.4 billion at January 3, 2020, reflecting a $380 million reduction from the divestiture of the airport security and automation business during the quarter ended July 3, 2020.
The segment operating loss in fiscal 2020 compared with segment operating income for the four quarters ended January 3, 2020 was primarily due to $635 million of non-cash charges for the impairment of goodwill and other assets, $18 million of restructuring charges and other exit costs recorded in fiscal 2020 in our Commercial Aviation Solutions reporting unit due to the downturn in the commercial aviation market, as well as the divestiture of the airport security and automation business, partially offset by the inclusion of L3 operations in segment operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger), principally Defense Aviation operations.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 71 percent in fiscal 2020.
Two quarters ended January 3, 2020 Compared With Two quarters ended December 28, 2018: The increases in segment revenue, operating income and operating margin percentage in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 were primarily due to the inclusion of L3 operations in segment operating results as a result of the L3Harris Merger during the two quarters ended January 3, 2020. Because the Aviation Systems segment is primarily comprised of L3 businesses, comparison to the two quarters ended December 28, 2018 segment operating metrics is not meaningful. In the two quarters ended January 3, 2020, segment revenue also reflected growth from precision engagement sensors and systems and $24 million of higher revenue in Mission Networks, partially offset by a $50 million revenue impact from the prior period competitive loss of the C-17 training contract. The funded backlog for this segment was $3.4 billion at January 3, 2020 compared with $3.1 billion at the beginning of the Fiscal Transition Period (including backlog acquired on June 29, 2019 in connection with the L3Harris Merger).
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 59 percent in the two quarters ended January 3, 2020.
Pro Forma
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020: The decrease in segment revenue in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to $681 million of lower commercial aviation sales, including a $364 million impact from the airport security and automation business divestiture and lower revenue from the downturn in the commercial aviation market and its impact on customer operations, partially offset by $189 million of higher revenue in Defense Aviation, from a ramp on classified programs and combat propulsion systems, and higher FAA volume in Mission Networks.
The segment operating loss in fiscal 2020 compared with segment operating income for the four quarters ended January 3, 2020 was primarily due to $635 million of non-cash charges for impairment of goodwill and other assets, $18 million of restructuring charges and other exit costs recorded in fiscal 2020 in our Commercial Aviation Solutions reporting unit due to the downturn in the commercial aviation market and its impact on customer operations, as well as a $39 million impact from the divestiture of the airport security and automation business, partially offset by operational efficiencies, integration benefits and cost management in fiscal 2020.
Additional Information on Known Trends and Uncertainties
Revenue and operating income from our Commercial Aviation Solutions reporting unit declined for 2020 due to decreased commercial training and commercial avionics sales volume, reflecting COVID and its impact on global air traffic and customer operations. On a pro forma basis, revenue in our Commercial Aviation Solutions reporting unit decreased by $317 million in fiscal 2020 compared with the four quarters ended January 3, 2020, primarily due to COVID-related impacts. We expect a continued decline in revenue in our commercial aviation businesses in early fiscal 2021 with stability and modest recovery later in the year; however, the ultimate duration and extent of COVID-related impacts to these businesses remains uncertain. In addition, the divestiture of our airport security and automation business on May 4, 2020 decreased segment revenue and operating income in calendar year fiscal 2020 compared with the four quarters ended January 3, 2020. Customer revenue from the airport security and automation business through the date of divestiture was $147 million compared with $495 million for the four quarters ended January 3, 2020 on a pro forma basis.
Unallocated Corporate Expenses

	Fiscal Year Ended	Four Quarters Ended
	January 1, 2021	January 3, 2020	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)
(Dollars in millions)	As Reported	As Reported (Unaudited)		Pro forma

Unallocated corporate expenses and corporate eliminations	$109	$140	(22%)	$145	(25%)
L3Harris Merger-related transaction, integration and other expenses and losses	130	325	(60%)	333	(61%)
L3Harris Merger-related restructuring costs	10	117	(91%)	117	(91%)
Amortization of acquisition-related intangibles	709	339	109%	601	18%
Impairment of identifiable intangible assets	113	—	*	—	*
Business divestiture-related losses (gains)	51	(229)	*	(229)	*

	Two Quarters Ended			Fiscal Years Ended
	January 3, 2020	December 28, 2018	% Inc/(Dec)	June 28, 2019	June 29, 2018	% Inc/(Dec)
(Dollars in millions)	As Reported	As Reported (Unaudited)		As Reported

Unallocated corporate expenses and corporate eliminations	$139	$2	*	$2	$65	(97%)
L3Harris Merger-related transaction, integration and other expenses and losses	273	13	*	65	—	*
L3Harris Merger-related restructuring costs	117	—	*	—	—	*
Amortization of acquisition-related intangibles	289	50	478%	101	101	—%
Business divestiture-related losses (gains)	(229)	—	*	—	—	*
_________________
*Not meaningful
Fiscal Year Ended January 1, 2021 Compared With Four Quarters Ended January 3, 2020:  The decrease in unallocated corporate expense in fiscal 2020 compared with the four quarters ended January 3, 2020 on both an as reported and pro forma basis was primarily due to $111 million of lower cost of sales related to the fair value step-up in inventory sold in fiscal 2020 and a $22 million gain on sale of property, plant and equipment, partially offset by higher L3Harris Merger-related equity compensation expense, the timing of expense accruals, a $14 million non-cash goodwill impairment charge related to a potential divestiture, and $13 million of higher divestiture-related expenses in fiscal 2020.
Two Quarters Ended January 3, 2020 Compared With Two Quarters Ended December 28, 2018: The increase in unallocated corporate expense during the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was due to $142 million of additional cost of sales related to the fair value step-up in inventory sold and a $10 million non-cash cumulative adjustment to lease expense, partially offset by a $12 million gain on the sale of an asset group in the two quarters ended January 3, 2020.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Fiscal Year Ended	Four Quarters Ended	Two Quarters Ended		Fiscal Years Ended
	January 1, 2021	January 3, 2020	January 3, 2020	December 28, 2018	June 28, 2019	June 29, 2018
(In millions)	As Reported	As Reported (Unaudited)	As Reported	As Reported (Unaudited)	As Reported

Net cash provided by operating activities	$2,790	$1,655	$939	$469	$1,185	$751
Net cash provided by (used in) investing activities	751	1,228	1,320	(67)	(159)	(141)
Net cash used in financing activities	(3,112)	(2,410)	(1,971)	(342)	(781)	(805)
Effect of exchange rate changes on cash and cash equivalents	23	8	6	(5)	(3)	(1)
Net increase (decrease) in cash and cash equivalents	452	481	294	55	242	(196)
Cash and cash equivalents, beginning of period	824	343	530	288	288	484
Cash and cash equivalents, end of period	$1,276	$824	$824	$343	$530	$288
Cash and cash equivalents
The $452 million net increase in cash and cash equivalents in fiscal 2020 was primarily due to:
•$2,790 million of net cash provided by operating activities;
•$1,040 million of net proceeds from sale of business;
•$901 million of net proceeds from borrowings, including $650 million in proceeds from the issuance of our 1.80% notes due January 15, 2031 and $250 million in proceeds from the issuance of our Floating Rate Notes due March 10, 2023;
•$91 million of net proceeds sale of property, plant and equipment; and
•$56 million of proceeds from exercises of employee stock options; partially offset by

•$2,290 million used to repurchase shares of our common stock;
•$931 million used for repayment of borrowings, including $650 million used for our optional redemption of our 4.95% Notes due February 15, 2021 and $250 million used for repayment of our Floating Rate Notes due April 30, 2020;
•$725 million used to pay cash dividends;
•$368 million used for additions of property, plant and equipment; and
•$113 million used for payments of interest rate derivative obligations.
The $294 million net increase in cash and cash equivalents during the two quarters ended January 3, 2020 was primarily due to:
•$1,130 million of net cash acquired in the L3Harris Merger;
•$939 million of net cash provided by operating activities;
•$396 million of net proceeds from borrowings, including $400 million in proceeds from the issuance of our 2.90% notes due December 15, 2029;
•$343 million of net proceeds from sale of business; and
•$109 million of proceeds from exercises of employee stock options; partially offset by
•$1,500 million used to repurchase shares of our common stock;
•$505 million used for repayment of borrowings, including $400 million used for our optional redemption of our 2.7% Notes due April 27, 2020 and $100 million used for repayment of short-term debt;
•$337 million used to pay cash dividends;
•$173 million used for additions of property, plant and equipment;
•$86 million used for tax withholding payments associated with vested share-based awards; and
•$32 million used for payments of interest rate derivative obligations.
We ended fiscal 2020 with cash and cash equivalents of $1,276 million, and we have a senior unsecured $2 billion revolving credit facility that expires in June 2024 (all of which was available to us as of January 1, 2021). Additionally, we had $6.9 billion of net long-term debt outstanding at January 1, 2021, the majority of which we incurred in connection with our the L3Harris Merger in the Fiscal Transition Period and the acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note 14: Debt in the Notes. Our $1,276 million of cash and cash equivalents at January 1, 2021 included $296 million held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facility, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity, particularly in light of our current level of debt, U.S. Government budget uncertainties and the state of global commerce and general political and financial uncertainty. We cannot predict the impact that COVID, among other potential risks and uncertainties, will have on our cash from operations. For further information regarding COVID-related risks and uncertainties, see Part I, “Item 1A. Risk Factors” in this Report.
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next twelve months and reasonably foreseeable future thereafter. Our total capital expenditures for fiscal 2021 are expected to be approximately $375 million. We anticipate tax payments for fiscal 2021 to be approximately equal to or marginally less than our tax expense for the same period, subject to adjustment for certain timing differences. For additional information regarding our income taxes, see Note 23: Income Taxes in the Notes. Other than those cash outlays noted in the “Contractual Obligations” discussion below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase program and L3Harris Merger-related transaction and integration costs, we do not anticipate any significant cash outlays in fiscal 2021. For additional information regarding potential repurchases of our common stock, see Note 28: Subsequent Events in the Notes. For further information regarding COVID-related risks and uncertainties, see Part I, “Item 1A. Risk Factors” in this Report.
There can be no assurance, however, that our business will continue to generate cash flows at current levels or that the cost or availability of future borrowings, if any, under our commercial paper program or our credit facility or in the debt markets will not be impacted by any potential future credit or capital markets disruptions. For example, the commercial paper market was temporarily disrupted in March 2020 as a result of COVID, and although commercial paper markets are currently functioning in a normal manner, depending on future market conditions and volatility, commercial paper may not be available on favorable terms or at all, or in the capacity desired. If we are unable to maintain cash balances, generate sufficient cash flow from operations or borrow under our commercial paper program or our credit facility sufficient to service our obligations, we may be required to sell assets, reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our share repurchases, reduce or eliminate dividends, refinance all or a portion of our existing debt or obtain additional financing. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions in or affecting the defense, government and other markets we serve and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Net cash provided by operating activities: The $1,135 million increase in net cash provided by operating activities in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to the impact of higher income (excluding the impacts of a $721 million increase in non-cash impairments of goodwill and other assets and $461 million increase in depreciation and amortization in fiscal 2020), reflecting the inclusion of cash flows from L3 operations following the L3Harris Merger, as well as a $302 million voluntary contribution to our U.S. qualified pension plans and $278 million of cash used for L3Harris Merger transaction costs, including change in control charges, in the four quarters ended January 3, 2020, partially offset by a $306 million increase in cash used to fund working capital in fiscal 2020.
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
Cash flow from operations was positive in all of our business segments in fiscal 2020, the two quarters ended January 3, 2020 and fiscal 2019 and 2018.
Net cash provided by investing activities: The $477 million decrease in net cash provided by investing activities in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to $1,130 million of net cash received from the L3Harris Merger in the four quarters ended January 3, 2020 and $101 million increase in cash used for additions of property, plant and equipment, partially offset by a $697 million increase in net proceeds from sales businesses and $91 million of proceeds from sale of property, plant and equipment in fiscal 2020.
The $1.4 billion increase in net cash provided by investing activities in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was primarily due to $1.1 billion of net cash received from L3Harris Merger and $343 million of net proceeds from the sale of the Harris Night Vision business, partially offset by a $106 million increase in cash used for additions of property, plant and equipment.
Net cash used in financing activities: The $702 million increase in net cash used in financing activities in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to a $790 million increase in cash used to repurchase our common stock, a $226 million increase in cash used to pay dividends, a $121 million increase in cash used for repayments of borrowings, a $85 million decrease in proceeds from exercises of employee stock options and $81 million of payments of interest rate derivatives obligations, partially offset by a $504 million increase in net proceeds from borrowings and a $87 million decrease in cash used for tax withholding payments associated with vested share-based awards in fiscal 2020.
The $1.6 billion increase in net cash used in financing activities in the two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 was primarily due to a $1.3 billion increase in cash used to repurchase our common stock, a $174 million increase in cash used to pay dividends, a $502 million increase in net cash used for repayments of borrowings and a $66 million increase in cash used for tax withholding payments associated with vested share-based awards, partially offset by a $370 million increase in net proceeds from borrowings and a $91 million increase in proceeds from exercises of employee stock options.
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
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015 further extended the interest rate stabilization provision of MAP-21 until 2020. We made a $302 million voluntary contribution to our U.S. qualified defined benefit pension plans in the two quarters ended January 3, 2020. As a result of this voluntary contribution, as well as $300 million and $400 million of voluntary contributions in fiscal 2018 and 2017, respectively, we are not required to make any contributions to our U.S. qualified defined benefit pension plans in fiscal 2021 and for several years thereafter.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit pension plan obligations of $1.8 billion as of January 1, 2021 compared with $1.7 billion as of January 3, 2020. See Note 15: Pension and Other Postretirement Benefits in the Notes for further information regarding our defined benefit pension plans.
Common Stock Repurchases
During fiscal 2020, we used $2.3 billion to repurchase 12.0 million shares of our common stock under our share repurchase program at an average price per share of $191.42, including commissions of $.02 per share. During the two quarters ended January 3, 2020, we repurchased 7.4 million shares of our common stock under our share repurchase program for $1.5 billion at an average price per share of $203.92, including commissions of $.02 per share. We did not repurchase any shares of our common stock under our prior repurchase program during the third and fourth quarters of fiscal 2019. In fiscal 2020, $4 million in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. In two quarters ended January 3, 2020, $86 million in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
On July 1, 2019, we announced that our Board of Directors approved our 2019 Repurchase Program, a new share repurchase program with a $4 billion share repurchase authorization replacing our prior share repurchase programs. Our repurchase program does not have a stated expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. At January 1, 2021, we had a remaining, unused authorization under our repurchase program of $210 million. As discussed in more detail in Note 28: Subsequent Events in the Notes, on January 28, 2021, we announced that our Board of Directors approved a new $6 billion share repurchase authorization under our repurchase program that was in addition to the remaining unused authorization of $210 million, for a total unused authorization of $6.2 billion. We have announced that we currently expect to repurchase up to $2.3 billion in shares under our repurchase program in fiscal 2021, exclusive of any proceeds from divestitures we may complete, but we can give no assurances regarding the level and timing of shares repurchases. The level and timing of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our repurchase program is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report. For additional information regarding potential repurchases of our common stock, see Note 28: Subsequent Events in the Notes.
Dividends
On January 28, 2021, we announced that our Board of Directors increased the quarterly per share cash dividend rate on our common stock from $.85 to $1.02, commencing with the dividend declared by our Board of Directors for the first quarter of fiscal 2021, for an annualized per share cash dividend rate of $4.08, which was our twentieth consecutive annual increase in our quarterly cash dividend rate. Our annualized per share cash dividend rate was $3.40 in fiscal 2020, $3.00 in the two quarters ended January 3, 2020, and $2.74 and $2.28 in fiscal 2019 and 2018, respectively. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Additional information concerning our dividends is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.
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
We were in compliance with the covenants in the 2019 Credit Agreement at January 1, 2021, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2019 Credit Agreement, to be greater than 0.65 to 1.00. At January 1, 2021, we had no borrowings outstanding under the 2019 Credit Agreement.
Exchange Offer: In connection with the L3Harris Merger, on May 30, 2019, we commenced offers to eligible holders to exchange any and all outstanding 4.950% Senior Notes due 2021, 3.850% Senior Notes due 2023, 3.950% Senior Notes due 2024, 3.850% Senior Notes due 2026 and 4.400% Senior Notes due 2028 issued by L3 for up to $3.35 billion aggregate principal amount of new notes issued by L3Harris and cash. On July 2, 2019, we settled the debt exchange offer, and on March 31, 2020, we commenced offers to eligible holders to exchange any and all the outstanding notes that were previously issued by L3Harris pursuant to an exemption from the registration requirements of the Securities Act (“Original Notes”) for an equal principal amount of new notes registered under the Securities Act (the “Exchange Notes”). The terms of the Exchange Notes are substantially identical to the terms of the corresponding series of the Original Notes, except that the Exchange Notes are registered under the Securities Act, and the transfer restrictions, registration rights and related special interest provisions applicable to the Original Notes do not apply to the Exchange Notes. The Exchange Offers expired at 5:00 p.m., New York City time, on May 1, 2020. On May 5, 2020, we settled the Exchange Offers and issued Exchange Notes for validly tendered Original Notes. See Note 14: Debt in the Notes for additional information.
Short-Term Debt: Our short-term debt at January 1, 2021 and January 3, 2020 was $2 million and $3 million, respectively, consisting of local borrowing by international subsidiaries for working capital needs. Our commercial paper program was supported by the 2019 Credit Facility at January 1, 2021 and January 3, 2020. See Note 13: Credit Arrangements in the Notes for additional information regarding credit arrangements.
Long-Term Variable-Rate Debt: The description of our long-term variable-rate debt set forth in Note 14: Debt in the Notes is incorporated herein by reference. As discussed in Note 14: Debt in the Notes, during the first quarter of fiscal 2020, we completed the issuance and sale of $250 million in aggregate principal amount of Floating Rate Notes due March 10, 2023 and used the net proceeds from the sale to repay in full the entire outstanding $250 million aggregate principal amount of our Floating Rate Notes due April 30, 2020 that had been issued in the second quarter of fiscal 2018.
Long-Term Fixed-Rate Debt: The description of our long-term fixed-rate debt set forth in Note 14: Debt in the Notes is incorporated herein by reference. As discussed in Note 14: Debt in the Notes, on November 25, 2020, we completed the issuance and sale of $650 million in aggregate principal amount of 1.80% notes due January 15, 2031 (the “1.80% 2031 Notes”) and used the proceeds from the sale to redeem the entire outstanding $650 million aggregate principal amount of our 4.95% Notes due February 15, 2021 (the “4.95% 2021 Notes”) ( $501 million of which was issued by L3Harris and $149 million of which was issued by L3). On November 27, 2019, we completed the issuance and sale of $400 million in aggregate principal amount of 2.900% Notes due December 15, 2029 and used the proceeds from the sale to redeem the entire outstanding $400 million aggregate principal amount of our 2.7% Notes due April 27, 2020 (the “2.7% 2020 Notes”) at a “make-whole” redemption price of $403 million, as set forth in the 2.7% 2020 Notes. The 4.95% 2021 Notes and 2.7% 2020 Notes were terminated and cancelled.
Other Agreements: We have a receivable sales agreement (“RSA”) with a third-party financial institution that permits us to sell, on a non-recourse basis, up to $100 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. The impact to net cash from operating activities from these transactions was not material in fiscal 2020, the two quarters ended January 3, 2020 or in fiscal 2019 or 2018.
Contractual Obligations
At January 1, 2021, we had contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Payment Due by Period
(In millions)	Total	Less than 1 Year	Years 1 - 3	Years 3 - 5	More than 5 Years

Long-term debt	$6,832	$8	$1,062	$955	$4,807
Purchase obligations (1)	3,676	3,051	586	32	7
Operating lease commitments	997	148	243	181	425
Interest on long-term debt	2,520	268	518	433	1,301
Minimum pension contributions (2)	6	6	—	—	—
Total(3)	$14,031	$3,481	$2,409	$1,601	$6,540
_______________
(1) The purchase obligations of $3.7 billion included $570 million of purchase obligations related to cost-plus type contracts where our costs are fully reimbursable.
(2) Amount includes fiscal 2021 minimum contributions to non-U.S. pension plans. Contributions beyond fiscal 2021 have not been determined. During the two quarters ended January 3, 2020, we made voluntary contributions of $302 million to our U.S. qualified defined benefit pension plans. As a result of this voluntary contribution, as well as $700 million of voluntary contributions made in fiscal 2018 and 2017, we made no material contributions to our U.S. qualified defined benefit pension plans in fiscal 2020 and are not required to make any contributions to these plans during fiscal 2021.
(3) The above table does not include unrecognized tax benefits of $542 million.
Off-Balance Sheet Arrangements
In accordance with the definition under SEC rules, any of the following qualify as off-balance sheet arrangements:

•Any obligation under certain guarantee contracts;
•A retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•Any obligation, including a contingent obligation, under certain derivative instruments; and
•Any obligation, including a contingent obligation, arising out of a variable interest in an unconsolidated entity that is held by, and material to, the registrant, where such entity provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or R&D services with the registrant.
As of January 1, 2021, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of January 1, 2021, we did not have material financial guarantees or other contractual commitments that are reasonably likely to adversely affect our financial condition, results of operations, cash flows or equity, and we were not a party to any related party transactions that materially affect our financial condition, results of operations, cash flows or equity.
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
Due to our downsizing of certain operations pursuant to acquisitions, divestitures, restructuring plans or otherwise, certain properties leased by us have been sublet to third parties. If any of these third parties vacates any of these premises, we would be legally obligated under master lease arrangements. We believe that the financial risk of default by such sub lessees is individually and in the aggregate not material to our financial condition, results of operations, cash flows or equity.
Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At January 1, 2021, we had commercial commitments on outstanding surety bonds, standby letters of credit and other arrangements, as follows:

		Expiration of Commitments
(In millions)	Total	Less than 1 Year	Year 2	Year 3	After 3 years

Surety bonds used for:
Bids	$3	$3	$—	$—	$—
Performance	488	354	17	109	8
	491	357	17	109	8
Standby letters of credit used for:
Down payments	351	172	83	37	59
Performance	305	147	65	14	79
Warranty	72	67	4	—	1
	728	386	152	51	139
Total commitments	$1,219	$743	$169	$160	$147
The surety bonds and standby letters of credit used for performance are primarily related to our Public Safety business sector. As is customary in bidding for and completing network infrastructure projects for public safety systems, contractors are required to procure surety bonds and/or standby letters of credit for bids, performance, warranty and other purposes (collectively, “Performance Bonds”). Such Performance Bonds normally have maturities of up to three years and are standard in the industry as a way to provide customers a mechanism to seek redress if a contractor does not satisfy performance requirements under a contract. Typically, a customer is permitted to draw on a Performance Bond if we do not fulfill all terms of a project contract. In such an event, we would be obligated to reimburse the financial institution that issued the Performance Bond for the amounts paid. It has been rare for our Public Safety business sector to have a Performance Bond drawn upon. In addition, pursuant to the terms under which we procure Performance Bonds, if our credit ratings are lowered to below “investment grade,” we may be required to provide collateral to support a portion of the outstanding amount of Performance Bonds. Such a downgrade could increase the cost of the issuance of Performance Bonds and could make it more difficult to procure Performance Bonds, which would adversely impact our ability to compete for contract awards. Such collateral requirements could also result in less liquidity for other operational needs or corporate purposes. In addition, any future disruptions, uncertainty or volatility in financial and insurance markets could also adversely affect our ability to obtain Performance Bonds and may result in higher funding costs.
Financial Risk Management
In the normal course of business, we are exposed to risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
Foreign Exchange and Currency: Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than functional currencies of such businesses. We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at January 1, 2021 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note 20: Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates: As of January 1, 2021, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at January 1, 2021 would not have had a material impact on the fair value of these obligations. There is no interest-rate risk associated with long-term fixed-rate debt obligations on our results of operations and cash flows unless existing obligations are refinanced upon maturity at then-current interest rates, because the interest rates are fixed until maturity, and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term fixed-rate debt obligations over the next twelve months. See Note 14: Debt in the Notes for information regarding the maturities of our long-term fixed-rate debt obligations.
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
At January 1, 2021, we had no outstanding treasury lock agreements (“treasury locks”). In connection with the L3Harris Merger, we assumed two treasury locks that had been initiated in January 2019 to hedge against fluctuations in interest payments due to changes in the benchmark interest rate (10-year U.S. Treasury rate) associated with the anticipated issuance of debt to redeem or repay our 4.95% 2021 Notes. These treasury locks were terminated as planned in connection with our issuance of our 1.80% 2031 Notes during the fourth quarter of 2020, and because interest rates decreased during the period of the treasury locks, we made a $113 million cash payment to our counterparty and recorded an after-tax loss of $58 million in the “Accumulated other comprehensive loss” line item of our Consolidated Balance Sheet. The accumulated other comprehensive loss balance will be amortized to interest expense over the life of the 1.80% 2031 Notes. We classified the cash outflow from the termination of these treasury locks as cash used in financing activities in our Consolidated Statement of Cash Flows. See Note 20: Derivative Instruments and Hedging Activities in the Notes for additional information.
At January 1, 2021, we also had long-term variable-rate debt obligations of $250 million of Floating Rate Notes due March 10, 2023. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these debt obligations at January 1, 2021 would not have had a material impact on our results of operations or cash flows. See Note 14: Debt in the Notes for further information.
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

Impact of Foreign Exchange
In fiscal 2020, 32 percent of our international business was transacted in local currency environments compared with 40 percent in the two quarters ended January 3, 2020, 18 percent in fiscal 2019 and 22 percent in fiscal 2018. The impact of translating the assets and liabilities of these operations to U.S. Dollars is included as a component of shareholders’ equity. As of January 1, 2021, the cumulative foreign currency translation adjustment included in shareholders’ equity was a $58 million loss compared with a $81 million loss at January 3, 2020. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2020, the two quarters ended January 3, 2020 or fiscal 2019 or 2018.
Impact of Inflation
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. Inflation and changing prices did not materially adversely impact our gross margin, revenue or operating income in fiscal 2020, the two quarters ended January 3, 2020 or fiscal 2019 or 2018.
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
Revenue Recognition
A significant portion of our business is derived from development and production contracts. Revenue and profit related to development and production contracts are generally recognized over time, typically using the percentage of completion (“POC”) cost-to-cost method of revenue recognition, whereby we measure our progress towards completion of the performance obligation based on the ratio of costs incurred to date to estimated costs at completion under the contract. Because costs incurred represent work performed, we believe this method best depicts the transfer of control of the asset to the customer. Under the POC cost-to-cost method of revenue recognition, a single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. Recognition of profit on a contract requires estimates of the total cost at completion and transaction price and the measurement of progress towards completion. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include: the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Factors that must be considered in estimating the total transaction price include contractual cost or performance incentives (such as incentive fees, award fees and penalties) and other forms of variable consideration as well as our historical experience and our expectation for performance on the contract. These variable amounts generally are awarded upon achievement of certain negotiated performance metrics, program milestones or cost targets and can be based upon customer discretion. We include such estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
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
EAC adjustments had the following impacts to operating income for the periods presented:

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Favorable adjustments	$714	$303	$138	$127
Unfavorable adjustments	(314)	(166)	(121)	(146)
Net operating income adjustments	$400	$137	$17	$(19)
There were no individual impacts to operating income due to EAC adjustments in fiscal 2020, the two quarters ended January 3, 2020 or fiscal 2019 or 2018 that were material to our results of operations on a consolidated or segment basis for such periods.
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
Postretirement Benefit Plans
Certain of our current and former employees participate in defined benefit pension and other postretirement defined benefit plans (collectively, referred to as “defined benefit plans”) in the United States, Canada, United Kingdom and Germany, which are sponsored by L3Harris. The determination of projected benefit obligations and the recognition of expenses related to defined benefit plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination and other factors (some of which are disclosed in Note 15: Pension and Other Postretirement Benefits in the Notes). Actual results that differ from our assumptions are accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants.
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
Significant Assumptions. We develop assumptions using relevant experience, in conjunction with market-related data for each plan. Assumptions are reviewed annually with third party consultants and adjusted as appropriate. The table included below provides the weighted average assumptions used to estimate projected benefit obligations and net periodic benefit cost as they pertain to our defined benefit pension plans.

Obligation assumptions as of:	January 1, 2021	January 3, 2020
Discount rate	2.31%	3.14%
Rate of future compensation increase	3.01%	2.80%
Cash balance interest crediting rate	3.50%	3.50%

Cost assumptions for fiscal periods ended:	January 1, 2021	January 3, 2020
Discount rate to determine service cost	2.87%	3.11%
Discount rate to determine interest cost	2.74%	2.94%
Expected return on plan assets	7.68%	7.68%
Rate of future compensation increase	2.80%	2.97%
Cash balance interest crediting rate	3.50%	3.50%
Key assumptions for the Salaried Pension Plan (our largest defined benefit plan, with 85% of the total projected benefit obligation as of January 1, 2021) included a discount rate for obligation assumptions of 2.32%, a cash balance interest crediting rate of 3.50% and expected return on plan assets of 7.75% for fiscal 2020, which is being decreased to 7.50% for fiscal 2021. There is also a frozen pension equity benefit that assumes a 3.25% interest crediting rate.
Expected Return on Plan Assets. Substantially all of our plan assets are managed on a commingled basis in a master investment trust. We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we consider the plan’s actual historical annual return on assets over the past 15, 20 and 25 years and historical broad market returns over long-term time frames based on our strategic allocation, which is detailed in Note 15: Pension and Other Postretirement Benefits in the Notes. Future returns are based on independent estimates of long-term asset class returns. Based on this approach, the weighted average long-term annual rate of return on assets was estimated to be 7.68% for fiscal 2020 and is estimated to be 25 basis points lower for fiscal 2021.
Discount Rate. The discount rate is used to calculate the present value of expected future benefit payments at the measurement date. A decrease in the discount rate increases the present value of benefit obligations and generally decreases pension expense. The discount rate assumption is based on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate is determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and thirty years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single discount rate matching the plan’s characteristics.
Sensitivity Analysis
Pension Expense. A 25 basis point change in the long-term expected rate of return on plan assets and discount rate would have the following effect on the combined U.S. defined benefit pension plans’ pension expense for the next twelve months:

	Increase/(Decrease) in Pension Expense
(In millions)	25 Basis Point Increase	25 Basis Point Decrease

Long-term rate of return on assets used to determine net periodic benefit cost	$(20)	$20
Discount rate used to determine net periodic benefit cost	$3	$(3)
Projected Benefit Obligation. Funded status is derived by subtracting the respective year-end values of the projected benefit obligations (“PBO”) from the fair value of plan assets. The sensitivity of the PBO to changes in the discount rate varies depending on the magnitude and direction of the change in the discount rate. We estimate that a decrease of 25 basis points in the discount rate of the combined U.S. defined benefit pension plans would increase the PBO by approximately $320 million and an increase of 25 basis points would decrease the PBO by approximately $303 million.
Fair Value of Plan Assets. The plan assets of our defined benefit plans comprise a broad range of investments, including domestic and international equity securities, fixed income investments, interests in private equity and hedge funds and cash and cash equivalents.
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
Goodwill
Goodwill in our Consolidated Balance Sheet as of January 1, 2021 and January 3, 2020 was $18.9 billion and $20.0 billion, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. We identify potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill, which is adjusted for allocations of Corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
L3Harris Merger Goodwill Allocation. As discussed in more detail in Note 25: Business Segments in the Notes, after the completion of the L3Harris Merger, we adjusted our segment reporting to reflect our new organizational structure effective June 29, 2019. Immediately before and after our goodwill assignments, we completed an assessment of any potential goodwill impairment under our former and new segment reporting structure and determined that no impairment existed. See Note 5: Business Combination and Note 10: Goodwill in the Notes for additional information.
Airport Security and Automation Business Goodwill Allocation. As described in more detail in Note 3: Business Divestitures and Asset Sales in the Notes, we entered into a definitive agreement to sell our airport security and automation business on February 4, 2020 and completed the sale on May 4, 2020. Because the divestiture of the airport security and automation business represented the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $531 million of goodwill to the airport security and automation business disposal group on a relative fair value basis. In conjunction with the relative fair value allocation, we tested goodwill assigned to the airport security and automation business disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met in late January 2020.
EOTech Business Goodwill Allocation. As described in more detail in Note 3: Business Divestitures and Asset Sales in the Notes, we entered into a definitive agreement to sell our EOTech business on March 20, 2020 and completed the sale on July 31, 2020. Because the divestiture of the EOTech business represented the disposal of a portion of a reporting unit within our Communication Systems segment, we assigned $9 million of goodwill to the EOTech business disposal group on a relative fair value basis. In conjunction with the relative fair value allocation, we tested goodwill assigned to the EOTech business disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed.
VSE Disposal Group Goodwill Allocation and Impairment. As described in more detail in Note 3: Business Divestitures and Asset Sales in the Notes, during the second quarter of fiscal 2020, we determined the criteria to be classified as held for sale were met with respect to certain portions of our Voice Switch Enterprise business that we planned to divest (“VSE disposal group”). The income before income taxes of the VSE disposal group was not material for fiscal 2020. Because the divestiture of the VSE disposal group represented the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $14 million of goodwill to the VSE disposal group on a relative fair value basis. In conjunction with the relative fair value allocation, we tested goodwill assigned to the VSE disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that goodwill related to the VSE disposal group was impaired. As a result, we recorded a non-cash impairment charge of $14 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2020.
Harris Night Vision Goodwill Allocation. As described in more detail in Note 3: Business Divestitures and Asset Sales in the Notes, we entered into a definitive agreement to sell the Harris Night Vision business on April 4, 2019 and completed the sale on September 13, 2019. Because the divestiture of the Harris Night Vision business represented the disposal of a portion of a reporting unit within our former Communication System segment, we assigned $30 million of goodwill to the Harris Night Vision business disposal group on a relative fair value basis. In conjunction with the relative fair value allocation, we tested goodwill assigned to the Harris Night Vision business disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed.
For purposes of allocating goodwill to the disposal groups above, we determined the fair value of each disposal group based on the respective negotiated selling price (or estimated net cash proceeds, in the case of no negotiated selling price), and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 1: Significant Accounting Policies in the Notes for additional information regarding the fair value hierarchy.

Fiscal 2020 Impairment Tests. We perform an annual impairment test of our goodwill as of the first day of our fourth quarter of each fiscal year, and more frequently if we believe indicators of impairment exist. Following our fiscal year end change, we made a corresponding change to our annual impairment assessment date and continued to perform our annual impairment test on the first day of our fourth quarter, which for the Fiscal Transition Period was September 28, 2019 (the first day of the last quarter of the Fiscal Transition Period) and was October 3, 2020 for fiscal 2020.
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
Indications of potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit (which is part of our Aviation Systems segment) were present at April 3, 2020 due to COVID and its impact on global air traffic and customer operations, resulting in a decrease in fiscal 2020 outlook for the reporting unit, which we considered to be a triggering event requiring an interim impairment test. Consequently, in connection with the preparation of our financial statements for the quarter ended April 3, 2020, we performed a quantitative impairment test. To test for potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit, we prepared an estimate of the fair value of the reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. Given the level of uncertainty in the outlook for the commercial aviation industry caused by the impact of COVID on global air traffic, our methodology for determining the fair value of the reporting unit placed the greatest weight on the expected fair value technique, and was dependent on our best estimates of future sales, operating costs and balance sheet metrics under a range of scenarios for future economic conditions. We assigned a probability to each scenario to calculate a set of probability-weighted projected cash flows, and an appropriate discount rate reflecting the risk in the projected cash flows was used to discount the expected cash flows to present value.
As a result of this impairment test, we concluded that goodwill related to our Commercial Aviation Solutions reporting unit was impaired as of April 3, 2020 and recorded non-cash goodwill impairment charges of $296 million in the first quarter of 2020.
As adverse global economic and market conditions attributable to COVID, including projected declines and subsequent recovery in commercial air traffic and original equipment manufacturer production volumes, continued to develop during fiscal 2020, we continued to monitor for facts and circumstances that could negatively impact key valuation assumptions in determining the fair value of our Commercial Aviation Solutions reporting unit, including recent valuations, expectations regarding the timing of a return to pre-COVID commercial flight activity and the associated level of uncertainty, long-term revenue and profitability projections, discount rates and general industry, market and macroeconomic conditions. As a result, we determined indications of further impairment of assets related to our Commercial Aviation Solutions reporting unit existed as of July 3, 2020 and again as of early December 2020 and recorded $54 million and $368 million of additional non-cash charges for the impairment of goodwill and other assets during the second and fourth quarters of 2020, respectively. These charges are included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2020 and are primarily not deductible for tax purposes.
We also performed our annual impairment test of all of our other reporting units goodwill as of October 3, 2020 and concluded that the estimated fair values for each of our other reporting units exceeded their carrying values by greater than 10 percent. As of January 1, 2021, the Commercial Aviation Solutions reporting unit has $847 million of goodwill and the estimated fair value approximates the carrying value of the reporting unit.
We are continuing to monitor the impacts of COVID on the fair value of our reporting units and do not currently anticipate any further material goodwill impairment charges as a result of COVID. However, an impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of the reporting units, future deterioration in the business, including from the impact of COVID, or a sharp increase in interest rates without a corresponding increase in future revenue.
See Note 10: Goodwill in the Notes for additional information.
Accounting for Business Combinations
We follow the acquisition method of accounting to record identifiable assets acquired, liabilities assumed and noncontrolling interests recognized in connection with acquired businesses at their estimated fair value as of the date of acquisition.
Identifiable intangible assets from business combinations are recognized at their estimated fair values as of the date of acquisition and generally consist of customer relationships, trade names, developed technology and in-process R&D. Determination of the estimated fair value of identifiable intangible assets requires judgment. The fair value of customer contractual relationships is determined based on estimates and judgments regarding future after-tax earnings and cash flows arising from follow-on sales on contract renewals expected from customer contractual relationships over their estimated lives, including the probability of expected future contract renewals and sales, less a contributory asset charge, all of which is discounted to present value. The fair value of trade name identifiable intangible assets is determined utilizing the relief from royalty method. Under this form of the income approach, a royalty rate based on observed market royalties is applied to projected revenue supporting the trade name and discounted to present value using an appropriate discount rate. Identifiable intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment testing. Finite-lived identifiable intangible assets are amortized to expense over their useful lives, generally ranging from three to twenty years. The fair value of identifiable intangible assets acquired in connection with the L3Harris Merger was $8.5 billion.
We assess the recoverability of finite-lived identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows of the assets. If the sum of expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. See Note 5: Business Combination and Note 11: Intangible Assets in the Notes for additional information.
Income Taxes
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We have not made any material changes in the methodologies used to determine our tax valuation allowances during fiscal 2020, the Fiscal Transition Period or the previous two fiscal years.
Our Consolidated Balance Sheet as of January 1, 2021 included deferred tax assets of $119 million and deferred tax liabilities of $1.24 billion. This compares with deferred tax assets of $102 million and deferred tax liabilities of $1.48 billion as of January 3, 2020. For all jurisdictions for which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $165 million as of January 1, 2021 compared with $185 million as of January 3, 2020. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.
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
As of January 1, 2021, we had $542 million of unrecognized tax benefits, of which $453 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. As of January 3, 2020, we had $438 million of unrecognized tax benefits, of which $313 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.
It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefits during the course of the next twelve months as ongoing tax examinations continue, other tax examinations commence or various statutes of limitations expire. However, an estimate of the range of possible changes cannot be made for remaining unrecognized tax benefits because of the significant number of jurisdictions in which we do business and the number of open tax periods. See Note 23: Income Taxes in the Notes for additional information.
Impact of Recently Issued Accounting Pronouncements
Accounting pronouncements that have recently been issued but have not yet been implemented by us are described in Note 2: Accounting Changes or Recent Accounting Pronouncements in the Notes, which describes the potential impact that these pronouncements are expected to have on our financial condition, results of operations, cash flows or equity.
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
•COVID and ongoing attempts to contain and reduce its spread could have a material adverse effect on our business operations, financial condition, results of operations, cash flows and equity.
•We depend on U.S. Government customers for a significant portion of our revenue, and the loss of these relationships, a reduction in U.S. Government funding or a change in U.S. Government spending priorities could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
•We depend significantly on U.S. Government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
•The U.S. Government’s budget deficit and the national debt, as well as any inability of the U.S. Government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
•Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts. In particular, our fixed-price contracts could subject us to losses in the event of cost overruns or a significant increase in inflation.
•Our commercial aviation products, systems and services businesses are affected by global demand and economic factors that could negatively impact our financial results.
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
•We are subject to government investigations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
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
•Some of our workforce is represented by labor unions, so a prolonged work stoppage could harm our business.
•Disputes with our subcontractors or key suppliers, or their inability to perform or timely deliver our components, parts or services, could cause our products, systems or services to be produced or delivered in an untimely or unsatisfactory manner.
•We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
•Changes in estimates we use in accounting for many of our programs could adversely affect our future financial results.
•Our level of indebtedness and our ability to make payments on or service our indebtedness and our unfunded defined benefit plans liability may materially adversely affect our financial and operating activities or our ability to incur additional debt.
•A downgrade in our credit ratings could materially adversely affect our business.
•The level of returns on defined benefit plan assets, changes in interest rates and other factors could materially adversely affect our financial condition, results of operations, cash flows and equity in future periods.
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
•Unforeseen environmental issues could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
•Strategic transactions, including mergers, acquisitions and divestitures, involve significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and equity.
•Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other long-term assets to become impaired, resulting in substantial losses and write-downs that would materially adversely affect our results of operations and financial condition.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Management’s Report on Internal Control Over Financial Reporting	71
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	72
Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	75
Consolidated Statement of Income — Fiscal Year Ended January 1, 2021, Two Quarters Ended January 3, 2020, and Fiscal Years Ended June 28, 2019 and June 29, 2018	76
Consolidated Statement of Comprehensive Income — Fiscal Year Ended January 1, 2021, Two Quarters Ended January 3, 2020, and Fiscal Years Ended June 28, 2019 and June 29, 2018	77
Consolidated Balance Sheet — January 1, 2021 and January 3, 2020	78
Consolidated Statement of Cash Flows — Fiscal Year Ended January 1, 2021, Two Quarters Ended January 3, 2020, and Fiscal Years Ended June 28, 2019 and June 29, 2018	79
Consolidated Statement of Equity — Fiscal Year Ended January 1, 2021, Two Quarters Ended January 3, 2020, and Fiscal Years Ended June 28, 2019 and June 29, 2018	80
Notes to Consolidated Financial Statements	81

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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of January 1, 2021.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 75 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of L3Harris Technologies, Inc. (the Company) as of January 1, 2021and January 3, 2020, the related consolidated statements of income, comprehensive income, cash flows and equity for the year ended January 1, 2021, the two quarters ended January 3, 2020 and for each of the two years in the period ended June 28, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 1, 2021 and January 3, 2020 and the results of its operations and its cash flows for the year ended January 1, 2021, the two quarters ended January 3, 2020 and each of the two years in the period ended June 28, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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

Cost estimation for revenue recognition on development and production contracts
Description of the Matter	As described in Note 1 of the consolidated financial statements, the Company recognized revenue for certain of its development and production contracts over time, typically using a percentage of completion cost-to-cost method, which required estimates of the total cost to be incurred for each contract at completion. At the outset of the contract, the Company establishes an estimated total cost to complete, taking into consideration the complexity and perceived risks associated with the technical, schedule, and cost aspects of the contract. After establishing the estimated total cost to complete, the Company reviews the progress and performance on its ongoing development and production contracts at least quarterly and updates the estimated total cost to complete as needed. Such estimates are subject to change during the performance of the contract and significant changes in estimates could have a material effect on the Company’s results of operations. Auditing the cost estimation for development and production contracts involved subjective auditor judgment because the Company’s development of the estimated total cost at completion required estimates of the cost of the work to be completed based on the Company’s assumptions around achieving the technical, schedule and cost aspects of its development and production contracts. In determining the estimates of the cost of the work to be completed, the Company considered the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Estimates of total cost at completion were also affected by management’s assessment of the current status of the contract and expectation for performance on the contract, as well as historical experience.
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

Valuation of Goodwill
Description of the Matter
At January 1, 2021, the Company’s goodwill was $19 billion. As discussed in Note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually (or under certain circumstances, more frequently) at the reporting unit level using either a qualitative or quantitative approach. Under the quantitative approach to test for goodwill impairment, the Company compares the fair value of a reporting unit to its carrying amount, including goodwill. Generally, the Company estimates the fair value of its reporting units using a combination of a discounted cash flows analysis and market-based valuation methodologies. As further discussed in Note 10, during the year ended January 1, 2021, the Company recorded a $475 million goodwill impairment charge at a reporting unit within the Aviation Systems segment.

Auditing the Company’s quantitative goodwill impairment tests involved subjective auditor judgment due to the significant estimation required in management’s determination of the fair value of the reporting units. The significant estimation was primarily due to the sensitivity of the underlying assumptions including changes in the weighted average cost of capital, projected revenue growth rates, projected operating margins, and terminal growth rate. These assumptions relate to the expected future operating performance of the Company’s reporting units, are forward-looking, and are sensitive to and affected by economic, industry and company-specific qualitative factors.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant internal controls over the Company’s goodwill impairment review process, including controls over management’s review of the valuation models and significant assumptions described above. We also tested management’s controls to validate that the data used in the valuation models was complete and accurate.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the valuation methodologies used by the Company, involving our valuation specialists to assist in testing the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data the Company used in its valuation analyses. For example, we compared the significant assumptions used by management to current industry, market and economic trends, the historical results of the reporting units, and other relevant factors. We also assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions used in the annual impairment test to evaluate the change in the fair value of the reporting unit resulting from changes in the significant assumptions.

In addition, we reviewed the reconciliation of the fair value of the reporting units based on the annual impairment test to the market capitalization of the Company.

We have served as the Company’s auditor since at least 1932, but we are unable to determine the specific year.
/s/ Ernst & Young LLP
Orlando, Florida
March 1, 2021

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited L3Harris Technologies, Inc.’s internal control over financial reporting as of January 1, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L3Harris Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 1, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 1, 2021 and January 3, 2020, the related consolidated statements of income, comprehensive income, cash flows and equity for the year ended January 1, 2021, the two quarters ended January 3, 2020 and for each of the two years in the period ended June 28, 2019, and the related notes and our report dated March 1, 2021 expressed an unqualified opinion thereon.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Orlando, Florida
March 1, 2021

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions, except per share amounts)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Revenue from product sales and services
Revenue from product sales	$13,581	$6,908	$5,638	$5,038
Revenue from services	4,613	2,355	1,163	1,130
	18,194	9,263	6,801	6,168
Cost of product sales and services
Cost of product sales	(9,464)	(4,996)	(3,615)	(3,239)
Cost of services	(3,422)	(1,730)	(852)	(827)
	(12,886)	(6,726)	(4,467)	(4,066)
Engineering, selling and administrative expenses	(3,315)	(1,881)	(1,242)	(1,182)
Business divestiture-related (losses) gains	(51)	229	—	—
Impairment of goodwill and other assets	(767)	(46)	—	—
Non-operating income	401	192	188	156
Interest income	16	12	2	2
Interest expense	(270)	(135)	(169)	(170)
Income from continuing operations before income taxes	1,322	908	1,113	908
Income taxes	(234)	(73)	(160)	(206)
Income from continuing operations	1,088	835	953	702
Discontinued operations, net of income taxes	(2)	(1)	(4)	(3)
Net income	1,086	834	949	699
Noncontrolling interests, net of income taxes	33	(12)	—	—
Net income attributable to L3Harris Technologies, Inc.	$1,119	$822	$949	$699

Amount attributable to L3Harris Technologies, Inc. common shareholders
Income from continuing operations	$1,121	$823	$953	$702
Discontinued operations, net of income taxes	(2)	(1)	(4)	(3)
Net income	$1,119	$822	$949	$699

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic
Continuing operations	$5.24	$3.72	$8.06	$5.90
Discontinued operations	(0.01)	—	(0.03)	(0.02)
	$5.23	$3.72	$8.03	$5.88
Diluted
Continuing operations	$5.19	$3.68	$7.89	$5.78
Discontinued operations	—	(0.01)	(0.03)	(0.02)
	$5.19	$3.67	$7.86	$5.76
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Net income	$1,086	$834	$949	$699
Other comprehensive (loss) income:
Foreign currency translation gain (loss), net of income taxes	16	25	(7)	15
Net unrealized (loss) gain on hedging derivatives, net of income taxes	(31)	(17)	(18)	1
Net unrecognized (loss) gain on postretirement obligations, net of income taxes	(313)	178	(480)	93
Other comprehensive (loss) income, recognized during the period	(328)	186	(505)	109
Less: reclassification adjustments for (gains) losses included in net income	(3)	13	—	—
Other comprehensive (loss) income, net of income taxes	(331)	199	(505)	109
Total comprehensive income	755	1,033	444	808
Comprehensive loss (income) attributable to noncontrolling interests	33	(12)	—	—
Total comprehensive income attributable to L3Harris Technologies, Inc.	$788	$1,021	$444	$808
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(In millions, except shares)	January 1, 2021	January 3, 2020

Assets
Current Assets
Cash and cash equivalents	$1,276	$824
Receivables	1,344	1,216
Contract assets	2,437	2,459
Inventories	973	1,219
Income taxes receivable	295	202
Other current assets	307	392
Assets of disposal group held for sale	35	—
Total current assets	6,667	6,312
Non-current Assets
Property, plant and equipment	2,102	2,117
Operating lease right-of-use assets	766	837
Goodwill	18,876	20,001
Other intangible assets	7,908	8,458
Deferred income taxes	119	102
Other non-current assets	522	509
Total non-current assets	30,293	32,024
	$36,960	$38,336
Liabilities and Equity
Current Liabilities
Short-term debt	$2	$3
Accounts payable	1,406	1,261
Contract liabilities	1,198	1,214
Compensation and benefits	496	460
Other accrued items	1,068	790
Income taxes payable	49	24
Current portion of long-term debt, net	8	257
Liabilities of disposal group held for sale	13	—
Total current liabilities	4,240	4,009
Non-current Liabilities
Defined benefit plans	1,906	1,819
Operating lease liabilities	734	781
Long-term debt, net	6,908	6,694
Deferred income taxes	1,237	1,481
Other long-term liabilities	1,094	808
Total non-current liabilities	11,879	11,583
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 208,230,353 and 218,226,614 shares at January 1, 2021 and January 3, 2020, respectively	208	218
Other capital	19,008	20,694
Retained earnings	2,347	2,183
Accumulated other comprehensive loss	(839)	(508)
Total shareholders’ equity	20,724	22,587
Noncontrolling interests	117	157
Total equity	20,841	22,744
	$36,960	$38,336
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Operating Activities
Net income	$1,086	$834	$949	$699
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	709	289	115	117
Depreciation and other amortization	323	153	143	142
Share-based compensation	94	125	58	51
Share-based matching contributions under defined contribution plans	216	102	83	31
Qualified pension plan contributions	(8)	(328)	(1)	(301)
Pension and other postretirement benefit plan income	(321)	(129)	(150)	(144)
Gain on pension plan curtailment	—	(23)	—	—
Impairment of goodwill and other assets	767	46	—	—
Business divestiture-related losses (gains)	51	(229)	—	—
Gain on sale of property, plant and equipment	(22)	—	—	—
Gain on sale of asset group	—	(12)	—	—
(Gain) loss on extinguishment of debts	(2)	2	—	24
Deferred income taxes	(215)	—	44	320
(Increase) decrease in:
Accounts receivable	(250)	74	(9)	(101)
Contract assets	(116)	15	(25)	(76)
Inventories	60	158	(1)	(19)
Increase (decrease) in:
Accounts payable	173	(148)	(84)	82
Contract liabilities	14	—	124	81
Compensation and benefits	43	(28)	19	2
Other accrued items	19	(128)	(78)	(38)
Income taxes	61	47	(23)	(117)
Other	108	119	21	(2)
Net cash provided by operating activities	2,790	939	1,185	751
Investing Activities
Net cash acquired in L3Harris Merger	—	1,130	—	—
Additions to property, plant and equipment	(368)	(173)	(161)	(136)
Proceeds from sale of property, plant and equipment, net	91	—	—	—
Proceeds from sales of businesses, net	1,040	343	—	—
Proceeds from sale of asset group	—	20	—	—
Other investing activities	(12)	—	2	(5)
Net cash provided by (used in) investing activities	751	1,320	(159)	(141)
Financing Activities
Net proceeds from borrowings	901	396	27	1,387
Repayments of borrowings	(931)	(505)	(308)	(1,658)
Payments of interest rate derivative obligations	(113)	(32)	—	—
Proceeds from exercises of employee stock options	56	109	50	34
Repurchases of common stock	(2,290)	(1,500)	(200)	(272)
Cash dividends	(725)	(337)	(325)	(272)
Tax withholding payments associated with vested share-based awards	(4)	(86)	(24)	(17)
Other financing activities	(6)	(16)	(1)	(7)
Net cash used in financing activities	(3,112)	(1,971)	(781)	(805)
Effect of exchange rate changes on cash and cash equivalents	23	6	(3)	(1)
Net increase (decrease) in cash and cash equivalents	452	294	242	(196)
Cash and cash equivalents, beginning of period	824	530	288	484
Cash and cash equivalents, end of period	$1,276	$824	$530	$288
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EQUITY

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Equity

Balance at June 30, 2017	$120	$1,741	$1,318	$(276)	$—	$2,903
Reclassifications due to adoption of accounting standards update	—	—	35	(35)	—	—
Net income	—	—	699	—	—	699
Other comprehensive income	—	—	—	109	—	109
Shares issued under stock incentive plans	—	33	—	—	—	33
Shares issued under defined contribution plans	—	31	—	—	—	31
Share-based compensation expense	—	49	—	—	—	49
Tax withholding payments on share-based awards	—	(17)	—	—	—	(17)
Repurchases and retirement of common stock	(2)	(161)	(132)	—	—	(295)
Forward contract component of accelerated share repurchase	—	38	—	—	—	38
Cash dividends ($2.28 per share)	—	—	(272)	—	—	(272)
Balance at June 29, 2018	118	1,714	1,648	(202)	—	3,278
Net income	—	—	949	—	—	949
Other comprehensive income	—	—	—	(505)	—	(505)
Shares issued under stock incentive plans	1	49	—	—	—	50
Shares issued under defined contribution plans	1	82	—	—	—	83
Share-based compensation expense	—	57	—	—	—	57
Tax withholding payments on share-based awards	—	(24)	—	—	—	(24)
Repurchases and retirement of common stock	(1)	(100)	(99)	—	—	(200)
Cash dividends ($2.74 per share)	—	—	(325)	—	—	(325)
Balance at June 28, 2019	119	1,778	2,173	(707)	—	3,363
Net income	—	—	822	—	12	834
Other comprehensive income	—	—	—	199	—	199
Shares issued for L3Harris Merger	104	19,696	—	—	—	19,800
Shares issued under stock incentive plans	2	107	—	—	—	109
Shares issued under defined contribution plans	—	101	—	—	—	101
Share-based compensation expense	—	122	—	—	—	122
Tax withholding payments on share-based awards	—	(86)	—	—	—	(86)
Repurchases and retirement of common stock	(7)	(1,018)	(475)	—	—	(1,500)
Cash dividends ($1.50 per share)	—	—	(337)	—	—	(337)
Fair value of noncontrolling interest recognized in purchase accounting	—	—	—	—	155	155
Other, including distributions to noncontrolling interests	—	(6)	—	—	(10)	(16)
Balance at January 3, 2020	218	20,694	2,183	(508)	157	22,744
Net income	—	—	1,119	—	(33)	1,086
Other comprehensive income	—	—	—	(331)	—	(331)
Shares issued under stock incentive plans	1	55	—	—	—	56
Shares issued under defined contribution plans	1	215	—	—	—	216
Share-based compensation expense	—	93	—	—	—	93
Tax withholding payments on share-based awards	—	(4)	—	—	—	(4)
Repurchases and retirement of common stock	(12)	(2,046)	(232)	—	—	(2,290)
Cash dividends ($3.40 per share)	—	—	(725)	—	—	(725)
Other, including distributions to noncontrolling interests	—	1	2	—	(7)	(4)
Balance at January 1, 2021	$208	$19,008	$2,347	$(839)	$117	$20,841
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Organization — L3Harris Technologies, Inc., together with its subsidiaries, is an agile global aerospace and defense technology innovator, delivering end-to-end solutions that meet customers’ mission-critical needs. We provide advanced defense and commercial technologies across air, land, sea, space and cyber domains. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of January 1, 2021, we had approximately 48,000 employees, including approximately 19,000 engineers and scientists.
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
L3Harris Merger — See Note 5: Business Combination in these Notes for information related to the business combination in which Harris Corporation (“Harris”) and L3 Technologies, Inc. (“L3”) combined their respective businesses in an all-stock merger that resulted in our combined Company, L3Harris Technologies, Inc.
Due to the L3Harris Merger (as defined in Note 5: Business Combination in these Notes), which closed on June 29, 2019, the fiscal year ended January 1, 2021 and two quarters ended January 3, 2020 reflect the results of the combined Company, while fiscal years ended June 28, 2019 and June 29, 2018 reflect the results of only Harris operating businesses.
Organizational Structure — We implemented a new organizational structure effective on June 29, 2019, which resulted in changes to our operating segments, which are also reportable segments and referred to as our business segments. During the quarter ended April 3, 2020, we further adjusted our segment reporting to better align our businesses and transferred two businesses between our Integrated Mission Systems and Space and Airborne Systems segments. The historical results, discussion and presentation of our business segments as set forth in the accompanying Consolidated Financial Statements and these Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these changes.
Divestitures —See Note 3: Business Divestitures and Asset Sales in these Notes for information regarding the following and other divestitures by us in 2019 and 2020: the divestiture of the Harris Night Vision business completed on September 13, 2019; the divestiture of the Security & Detection Systems and MacDonald Humfrey Automation solutions business completed on May 4, 2020; the divestiture of the Applied Kilovolts and Analytical Instrumentation business completed on May 15, 2020; and the divestiture of the EOTech business completed on July 31, 2020.
Fiscal Year — Through fiscal 2019, our fiscal year ended on the Friday nearest June 30. Commencing with the period from June 29, 2019 through January 3, 2020 (“Fiscal Transition Period”), our fiscal year ends on the Friday nearest December 31. Our fiscal year ended January 1, 2021 included 52 weeks, our Fiscal Transition Period included 27 weeks, and each of our fiscal years ended June 28, 2019 and June 29, 2018 included 52 weeks. The unaudited prior four quarter period results for the comparative period ended January 3, 2020 included 53 weeks and the unaudited prior two quarters period results for the comparative period ended December 28, 2018 included 26 weeks. See Note 27: Transition Period Comparative Data (Unaudited) in these Notes for additional information.
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
Accounts Receivable — We record receivables at net realizable value and they generally do not bear interest. This value includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. We calculate this allowance at inception based on expected loss over the life of the receivable. We consider historical write-offs by customer, level of past due accounts and economic status of the customers. A receivable is considered delinquent if it is unpaid after the term of the related invoice has expired. Write-offs are recorded at the time a customer receivable is deemed uncollectible. See Note 6: Receivables in these Notes for additional information regarding accounts receivable.
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
Costs to Obtain or Fulfill a Contract — Costs to obtain a contract are incremental direct costs incurred to obtain a contract with a customer, including sales commissions and dealer fees, and are capitalized if material. Costs to fulfill a contract include costs directly related to a contract or specific anticipated contract (for example, mobilization, set-up and certain design costs) that generate or enhance our ability to satisfy our performance obligations under these contracts. These costs are capitalized to the extent they are expected to be recovered from the associated contract. Capitalized costs to obtain or fulfill a contract are amortized to expense over the expected period of benefit for contracts with terms greater than one year on a systematic basis that is consistent with the pattern of transfer of the associated goods and services to the customer. As a practical expedient, capitalized costs to obtain or fulfill a contract with a term of one year or less are expensed as incurred. Capitalized costs to obtain or fulfill a contract included in the “Other current assets” and “Other non-current assets” line items in our Consolidated Balance Sheet were $14 million and $35 million, respectively, at January 1, 2021and $14 million and $48 million, respectively, at January 3, 2020.
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
We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is our business segment level or one level below the business segment. We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment. Such events or circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business or the disposal of all or a portion of a reporting unit.
To test goodwill for impairment, we may perform both qualitative and quantitative assessments. If we elect to perform a qualitative assessment for a certain reporting unit, we evaluate events and circumstances impacting the reporting unit to determine the probability that goodwill is impaired. If we determine it is more-likely-than-not that the fair value of  the reporting unit is less than its carrying amount, we measure any loss from an impairment by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired, and an impairment loss is recognized in an amount equal to that excess. See Note 3: Business Divestitures and Asset Sales, Note 5: Business Combination and Note 10: Goodwill in these Notes for additional information regarding goodwill.
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
Leases — We recognize right-of-use (“ROU”) assets and lease liabilities in our balance sheet for operating and finance leases under which we are the lessee. As a practical expedient, leases with a term of twelve months or less (including reasonably expected extension periods) and leases with expected lease payments of less than $250 thousand are expensed as incurred. Also as a practical expedient, we did not reassess lease classification for contracts in existence or expired prior to our adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended (“ASC 842”) on June 29, 2019, and we continue to account for these leases in accordance with Topic 840.
Operating lease assets and finance lease assets, respectively, are included in the “Operating lease right-of-use assets” and “Property, plant and equipment” line items in our Consolidated Balance Sheet. Operating lease liabilities and finance lease liabilities for obligations due within twelve months are included in the “Other accrued items” line item in our Consolidated Balance Sheet. Operating lease liabilities and finance lease liabilities for obligations due longer than twelve months are included in the “Operating lease liabilities” and “Other long-term liabilities” line items, respectively, in our Consolidated Balance Sheet.
ROU assets and lease liabilities are recognized based on the present value of future lease payments. Lease payments primarily include base rent. We have some lease payments that are based on an index and changes to the index are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. Our lease payments also include non-lease components such as real estate taxes and common-area maintenance costs. As a practical expedient, we account for lease and non-lease components as a single component. In certain of our leases, the non-lease components are variable and are therefore excluded from lease payments to determine the ROU asset. The present value of future lease payments is determined using our incremental borrowing rate at lease commencement over the expected lease term. We use our incremental borrowing rate because our leases do not provide an implicit lease rate. The expected lease term represents the number of years we expect to lease the property, including options to extend or terminate the lease when it is reasonably certain that we will exercise the option.
Operating lease expense is recognized as an operating cost on a straight-line basis over the expected lease term in our Consolidated Statement of Income. For finance leases, the asset is amortized on a straight-line basis over the lease term, and interest on the lease liability is recognized in interest expense.
We are a lessor for certain flight simulators. These leases meet the criteria for operating lease classification. Lease income associated with these leases was not material in fiscal 2020 or in the two quarters ended January 3, 2020.
See Note 19: Lease Commitments in these Notes for additional information regarding leases.
Other Assets and Liabilities — No assets within the “Other current assets” or “Other non-current assets” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current assets or total assets, respectively, at January 1, 2021 or January 3, 2020. No accrued liabilities or expenses within the “Other accrued items” or “Other long-term liabilities” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current liabilities or total liabilities, respectively, at January 1, 2021 or January 3, 2020.
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
Restructuring and Other Exit Costs — We record restructuring and other exit costs at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period. These costs are included as a component of the “Engineering, selling and administrative expenses” line items in our Consolidated Statement of Income. See Note 4: Restructuring and Other Exit Costs in these Notes for additional information regarding restructuring and other exit costs.
Revenue Recognition — We account for a contract when it has approval and commitment from all parties, the rights and payment terms of the parties can be identified, the contract has commercial substance and the collectability of the consideration, or transaction price, is probable. Our contracts are often subsequently modified to include changes in specifications, requirements or price that may create new or change existing enforceable rights and obligations. We do not account for contract modifications (including unexercised options) or follow-on contracts until they meet the requirements noted above to account for a contract.
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
As noted above, our contracts are often subsequently modified to include changes in specifications, requirements or price. Depending on the nature of the modification, we consider whether to account for the modification as an adjustment to the existing contract or as a separate contract. Often, the deliverables in our contract modifications are not distinct from the existing contract due to the significant integration and interrelated tasks provided in the context of the contract. Therefore, such modifications are accounted for as if they are part of the existing contract, and we may be required to recognize a cumulative catch-up adjustment to revenue at the date of the contract modification.
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
Point in Time Revenue Recognition: Our performance obligations are satisfied at a point in time unless they meet at least one of the following criteria, in which case they are satisfied over time:
•The customer simultaneously receives and consumes the benefits provided by our performance as we perform;
•Our performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced; or
•Our performance does not create an asset with an alternative use to us, and we have an enforceable right to payment for performance completed to date.
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
Our non-U.S. Government development and production contracts, including international direct commercial contracts and U.S. contracts with state and local agencies, utilities, commercial and transportation organizations, often do not include the FAR clauses described above. However, over time revenue recognition is typically supported either through our performance creating or enhancing an asset that the customer controls as it is created or enhanced or based on other contractual provisions or relevant laws that provide us with an enforceable right to payment for our work performed to date plus a reasonable profit if our customer were permitted to and did terminate the contract for reasons other than our failure to perform as promised.
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
Net EAC adjustments had the following impact to earnings for the periods presented:

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions, except per share amounts)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Net EAC adjustments, before income taxes	$400	$137	$17	$(19)
Net EAC adjustments, net of income taxes	$300	$103	$13	$(13)
Net EAC adjustments, net of income taxes, per diluted share	$1.39	$0.46	$0.10	$(0.11)
Revenue recognized from performance obligations satisfied in prior periods was $493 million, $170 million, $59 million and $43 million in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively.
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
As of January 1, 2021, we were named, and continue to be named, as a potentially responsible party at 84 sites where future liabilities could exist. These sites included 9 sites owned by us, 65 sites associated with our former and current locations or operations and 10 hazardous waste treatment, storage or disposal facility sites not owned by us that contain hazardous substances allegedly attributable to us from past operations.
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was $117 million. The current portion of our estimated environmental liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet.

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
Financial Guarantees and Commercial Commitments — Financial guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. As of January 1, 2021, we did not have material financial guarantees and there were no such contingent commitments accrued for in our Consolidated Balance Sheet.
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
Income From Continuing Operations Per Share — For all periods presented in our Consolidated Financial Statements and these Notes, income from continuing operations per share is computed using the two-class method. The two-class method of computing income from continuing operations per share is an earnings allocation formula that determines income from continuing operations per share for common stock and any participating securities according to dividends paid and participation rights in undistributed earnings. Historically, our restricted stock awards and restricted stock unit awards generally have met the definition of participating securities and were included in the computations of income from continuing operations per basic and diluted common share. However, restricted stock awards and restricted stock unit awards granted during fiscal 2020 and the two quarters ended January 3, 2020 did not meet the definition of participating securities. Under the two-class method, income from continuing operations per common share is computed by dividing the sum of earnings distributed to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Income from continuing operations per diluted common share is computed using the more dilutive of the two-class method or the treasury stock method. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted-average shares outstanding during the period. See Note 17: Income From Continuing Operations Per Share in these Notes for additional information.
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
NOTE 3: BUSINESS DIVESTITURES AND ASSET SALES
Divestitures
EOTech business. On July 31, 2020, we completed the divestiture of our EOTech business for $42 million (net cash proceeds of $40 million after selling costs and estimated purchase price adjustments), subject to final customary purchase price adjustments as set forth in the definitive sale agreement, and recognized a pre-tax gain of $2 million, which is included in the “Business divestiture-related (losses) gains” line item in our Consolidated Statement of Income for fiscal 2020. The EOTech business, which was acquired in connection with the L3Harris Merger on June 29, 2019, manufactures holographic sighting systems, magnified field optics and accessories for military, law enforcement and commercial markets around the world. The operating results of the EOTech business through the date of divestiture are reported as part of our Communication Systems segment. Income before income taxes of the EOTech business through the date of divestiture was not material for fiscal 2020 or the two quarters ended January 3, 2020.
In connection with the preparation of our financial statements for the quarter ended April 3, 2020, we tested goodwill assigned to the EOTech business disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met.
Applied Kilovolts and Analytical Instrumentation business. On May 15, 2020, we completed the divestiture of our Applied Kilovolts and Analytical Instrumentation business for net cash proceeds of $12 million, after selling costs and purchase price adjustments as set forth in the definitive sale agreement. The operating results of the Applied Kilovolts and Analytical Instrumentation business through the date of divestiture are reported as part of our Space and Airborne Systems segment. Income before income taxes of the Applied Kilovolts and Analytical Instrumentation business through the date of divestiture was not material in fiscal 2020, the two quarters ended January 3, 2020, or fiscal 2019 or 2018.
In connection with the preparation of our financial statements for the quarter ended April 3, 2020, we tested goodwill assigned to the Applied Kilovolts and Analytical Instrumentation business disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that goodwill related to the disposal group was impaired. As a result, we recorded a non-cash impairment charge of $5 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2020.
Airport security and automation business. On May 4, 2020, we completed the divestiture of the Security & Detection Systems and MacDonald Humfrey Automation solutions business (“airport security and automation business”) to Leidos, Inc. for $1 billion (net cash proceeds of $987 million after selling costs and purchase price adjustments as set forth in the definitive sale agreement, and recognized a pre-tax loss of $23 million, which is included in the “Business divestiture-related (losses) gains” line item in our Consolidated Statement of Income for fiscal 2020. The airport security and automation business, which was acquired in connection with the L3Harris Merger on June 29, 2019, provides solutions used by the aviation and transportation industries, regulatory and customs authorities, government and law enforcement agencies and commercial and other high-security facilities. The operating results of the airport security and automation business through the date of divestiture are reported as part of our Aviation Systems segment. Income before income taxes of the airport security and automation business through the date of divestiture was not material in fiscal 2020, and was $27 million in the two quarters ended January 3, 2020.
Because the then-pending divestiture of the airport security and automation business would represent the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $531 million of goodwill to the airport security and automation business disposal group on a relative fair value basis during the quarter ended April 3, 2020, when the held for sale criteria were met. In connection with the preparation of our financial statements for the quarter ended April 3, 2020, we tested goodwill assigned to the disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met in late January 2020. However, indicators of potential impairment of goodwill related to the retained businesses of the reporting unit were present at April 3, 2020 and July 3, 2020 due to the downturn in the commercial aviation market that resulted from the novel COVID-19 strain of coronavirus pandemic (“COVID”) and its impact on global air traffic and customer demand. See Note 10: Goodwill in these Notes for additional information regarding goodwill impairment.

VSE Disposal Group. During the quarter ended July 3, 2020, we determined the criteria to be classified as held for sale were met with respect to certain portions of our Voice Switch Enterprise business that we planned to divest (“VSE disposal group”); consequently, the assets and liabilities of the VSE disposal group are classified as held for sale in our Consolidated Balance Sheet as of January 1, 2021. Income before income taxes of the VSE disposal group was not material in fiscal 2020, the two quarters ended January 3, 2020, or fiscal 2019 or 2018. The VSE disposal group is part of our Aviation Systems segment and provides voice over internet protocol systems for air traffic management communications.
Because the potential divestiture of the VSE disposal group would represent the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $14 million of goodwill to the VSE disposal group on a relative fair value basis during the quarter ended July 3, 2020, when the held for sale criteria were met. In connection with the preparation of our financial statements for fiscal 2020, we recognized a $32 million pre-tax loss to reduce the assets of the VSE disposal group to fair value, which included a non-cash goodwill impairment charge of $14 million (based on the excess of the carrying value of the business over estimated net cash proceeds, after estimated purchase price adjustments) and a $18 million non-cash remeasurement loss to reduce the remaining assets to fair value. These charges are included in the “Impairment of goodwill and other assets” and “Business divestiture-related (losses) gains” line items in our Consolidated Statement of Income for fiscal 2020. The carrying amounts of assets and liabilities of the VSE disposal group that were classified as held for sale in our Consolidated Balance Sheet at January 1, 2021 were $35 million and $13 million, respectively. We expect to complete the sale of the VSE disposal group by the end of the first half of 2021.
Harris Night Vision. On September 13, 2019, we completed the sale of the Harris Night Vision business, a global supplier of high-performance, vision-enhancing products for U.S. and allied military and security forces and commercial customers, to Elbit Systems of America, LLC, a subsidiary of Elbit Systems, Ltd., for $350 million (net cash proceeds of $343 million after selling costs and estimated purchase price adjustments), subject to final customary purchase price adjustments pursuant to a definitive agreement we entered into on April 4, 2019 as part of the regulatory process in connection with the L3Harris Merger and recognized a pre-tax gain of $229 million in the “Business divestiture-related (losses) gains” line item in our Consolidated Statement of Income during the two quarters ended January 3, 2020. During the quarter ended July 3, 2020, we finalized the purchase price adjustments and recognized a $12 million non-cash adjustment related to working capital, which decreased the gain initially recognized and is included in the “Business divestiture-related (losses) gains” line item in our Consolidated Statement of Income for fiscal 2020.
Through fiscal 2019, the Harris Night Vision business was reported as part of our former Communication Systems segment. As a result of the then-pending divestiture, the Harris Night Vision business was not included in any of our new business segments and, consequently, the operating results of the Harris Night Vision business are included in “Other non-reportable business segments” for the two quarters ended January 3, 2020 and fiscal 2019 and 2018 in this Report. Income before income taxes for the Harris Night Vision business was not material for the two quarters ended January 3, 2020 and was $27 million and $20 million for fiscal 2019 and 2018, respectively.
For purposes of allocating goodwill to the disposal groups above, we determined the fair value of each disposal group based on the respective negotiated selling price (or estimated net cash proceeds, in the case of no negotiated selling price), and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 1: Significant Accounting Policies in these Notes for additional information regarding the fair value hierarchy.
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
L3Harris Merger-Related Restructuring Costs. We recorded restructuring charges of $10 million during fiscal 2020 and $117 million during the two quarters ended January 3, 2020 in connection with the L3Harris Merger. We had liabilities of $26 million and $58 million at January 1, 2021 and January 3, 2020, respectively, associated with these restructuring activities. We expect that the majority of the remaining liabilities as of January 1, 2021 will be paid in the next twelve months.
During the quarter ended January 3, 2020, we finalized our plan to close L3’s former headquarters offices located at 600 Third Avenue in New York City. On December 3, 2019, we entered into an amended lease agreement with the landlord, which reduced the number of leased floors from six to five effective October 1, 2020 through the expiration of the lease on October 31, 2031. We recorded a $2 million lease modification and a $46 million impairment charge for ROU and other assets in connection with the modification of the lease. These charges are included in the “Engineering, selling and administrative expenses” and “Impairment of goodwill and other assets” line items in our Consolidated Statement of Income for the two quarters ended January 3, 2020. During 2020 we exited the facility and executed agreements to sublease three floors to multiple tenants and plan to sublease the remaining floors. We evaluated the lease for further impairment as commercial real estate conditions in New York City deteriorated due to COVID, but determined no further impairment was necessary.
COVID Restructuring Costs. During fiscal 2020, we recorded $15 million of restructuring charges, including workforce reductions and other exit costs within our Aviation Systems segment associated with the COVID-related downturn in our commercial aviation businesses and its impact on global air traffic and customer operations. In addition, during fiscal 2020, we recorded $1 million of restructuring charges for workforce reductions in our Communication Systems segment associated with the COVID impact to local and state government customers of our Public Safety business sector. At January 1, 2021, we had liabilities of $8 million associated with COVID-related restructuring actions, of which substantially all will be paid in the next twelve months.
Other Restructuring and Exit Costs. In fiscal 2018, we recorded $5 million for integration and other costs in connection with our acquisition of Exelis Inc., which we acquired in fiscal 2015 (“Exelis”). At January 1, 2021, we had liabilities of $5 million associated with these integration activities and previous restructuring actions, which represent lease obligations associated with exited facilities with remaining terms of three years or less.
In fiscal 2018, we also recorded $45 million of charges in connection with our decision to transition and exit a commercial line of business that had been developing an air-to-ground radio access network for the business aviation market based on the Long Term Evolution (“LTE”) standard operating in the unlicensed spectrum The liability associated with this exit activity was paid in fiscal 2019.
Our liabilities for restructuring and other exit costs are included in the “Compensation and benefits,” “Other accrued items” and “Other long-term liabilities” line items in our Consolidated Balance Sheet. Changes to our restructuring and other exit costs liabilities in fiscal 2020 and the two quarters ended January 3, 2020 were as follows:

(In millions)	Employee severance-related costs	Facilities consolidation and other exit costs(1)	Total

Balance at June 28, 2019	$—	$16	$16
Additional provisions	117	—	117
Payments	(62)	(1)	(63)
Other	3	(8)	(5)
Balance at January 3, 2020	58	7	65
Additional provisions	26	—	26
Payments	(52)	(2)	(54)
Other	2	—	2
Balance at January 1, 2021	$34	$5	$39
_______________
(1)Excludes our operating lease liability related to L3’s former headquarter offices.
NOTE 5: BUSINESS COMBINATION
On October 12, 2018, Harris Corporation, a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with L3 Technologies, Inc., a Delaware corporation, and Leopard Merger Sub Inc., a Delaware corporation and a newly formed, direct wholly-owned subsidiary of Harris (“Merger Sub”), pursuant to which Harris and L3 agreed to combine their respective businesses in an all-stock merger, at the closing of which Merger Sub would merge with and into L3, with L3 continuing as the surviving corporation and a direct wholly-owned subsidiary of Harris (the “L3Harris Merger”).
The closing of the L3Harris Merger occurred on June 29, 2019 (“Closing Date”), the first day of our Fiscal Transition Period. Upon completion of the L3Harris Merger, Harris was renamed “L3Harris Technologies, Inc.” and each share of L3 common stock converted into the right to receive 1.30 shares (“Exchange Ratio”) of L3Harris common stock. Shares of L3Harris common stock, which previously traded under ticker symbol “HRS” on the New York Stock Exchange prior to completion of the L3Harris Merger, are traded under ticker symbol “LHX” following completion of the L3Harris Merger. L3Harris was owned on a fully diluted basis 54 percent by Harris shareholders and 46 percent by L3 shareholders immediately following the completion of the L3Harris Merger.
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

Our preliminary fair value estimates and assumptions to measure the assets acquired, liabilities assumed and noncontrolling interests in L3 were subject to change as we obtained additional information during the measurement period. We completed our accounting for the L3Harris Merger during the quarter ended July 3, 2020. The following table summarizes the initial fair value amounts recognized during the quarter ended September 27, 2019 for each major class of assets acquired or liability assumed and noncontrolling interests, as well as adjustments during the measurement period:

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
Additionally, we acquired certain off-market customer contracts in connection with the L3Harris Merger, and we have recorded liabilities as well as separate identifiable intangible assets for the acquisition-date fair value of the off-market components of these customer contracts. In aggregate, the acquisition-date fair value of the off-market components was a net liability of $139 million. We measured the fair value of these components as the present value of the amount by which the terms of the contract with the customer deviated from the terms that a market participant could have achieved at the Closing Date. The off-market components of these contracts will be recognized as an increase to, or reduction of, revenue as we incur costs to satisfy the associated performance obligations. We recognized $58 million of revenue in fiscal 2020 for amortization of net off-market contract liabilities (including the cumulative effect of amortization that would have been recognized in the Fiscal Transition Period). We recognized $13 million for amortization of net off-market contract liabilities in the Fiscal Transition Period. Future estimated revenue from the amortization of net off-market contract liabilities (based on the estimated pattern of cash flows to be incurred to satisfy associated performance obligations) is as follows: $20 million in 2021, $15 million in 2022, $10 million in 2023 and $23 million thereafter.
The goodwill resulting from the L3Harris Merger was primarily associated with L3’s market presence and leading positions, growth opportunities in the markets in which L3 businesses operate, experienced work force and established operating infrastructures. Most of the goodwill related to the L3Harris Merger is nondeductible for tax purposes.
See Note 10: Goodwill in these Notes for more information regarding the allocation of goodwill by business segment.

The following table provides further detail of the fair value and weighted-average amortization period of identified intangible assets acquired by major intangible asset class:

	Weighted Average Amortization Period	Total

	(In years)	(In millions)
Identifiable intangible assets acquired:
Customer relationships — government	14	$5,082
Customer relationships — commercial	15	860
Contract backlog	3	19
Trade names — divisions	9	123
Developed technologies	7	550
Total identifiable intangible assets subject to amortization	13	6,634
Trade names — corporate	indefinite	1,803
In-process research and development	n/a	21
Total identifiable intangible assets		$8,458
L3Harris Merger-related charges were as follows:

	Fiscal Year Ended	Two Quarters Ended	Fiscal Year Ended
(In millions)	January 1, 2021	January 3, 2020	June 28, 2019

Equity award acceleration charges, recognized upon change in control	$—	$70	$—
Transaction costs, recognized as incurred	—	83	31
Additional cost of sales related to the fair value step-up in inventory sold	31	142	—
Restructuring charges, recognized as incurred	10	117	—
Facility consolidation costs	—	48	—
Integration costs, recognized as incurred	130	72	34
Total L3Harris Merger-related charges	$171	$532	$65
See Note 4: Restructuring and Other Exit Costs in these Notes for additional information regarding severance and facility consolidation costs.
Because the L3Harris Merger benefited the entire Company as opposed to any individual business segment, the above costs were not allocated to any business segment. Most of the costs above were recorded in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income, except for additional cost of sales related to the fair value step-up in inventory sold, which is included in the “Cost of product sales and services” line item in our Consolidated Statement of Income and facility consolidation costs, the majority of which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income.
Pro Forma Results
The following unaudited consolidated pro forma results of operations for the four quarters ended January 3, 2020 combines reported results for the two quarters ended January 3, 2020 with the pro forma results for the two quarters ended June 28, 2019. The pro forma results for the two quarters ended June 28, 2019 were prepared on a pro forma basis, as if the L3Harris Merger had been completed on June 30, 2018, the first day of Harris’ fiscal 2019, after including any post-merger adjustments directly attributable to the L3Harris Merger, such as the sale of the Harris Night Vision business, and after including the impact of adjustments such as amortization of identifiable intangible assets, as well as the related income tax effects. This pro forma presentation does not include any impact of transaction synergies. The pro forma results are not necessarily indicative of our results of operations that actually would have been obtained had the L3Harris Merger been completed on the assumed date or for the period presented, or which may be realized in the future.

	Four Quarters Ended	Two Quarters Ended
(In millions)	January 3, 2020	December 28, 2018

Revenue from product sales and services — as reported	$12,856	$3,208
Revenue from product sales and services — pro forma	18,097	8,404
Income from continuing operations — as reported	1,347	441
Income from continuing operations — pro forma	1,652	760
NOTE 6: RECEIVABLES
Receivables are summarized below:

(In millions)	January 1, 2021	January 3, 2020

Accounts receivable	$1,369	$1,228
Less allowances for collection losses	(25)	(12)
	$1,344	$1,216
We have a receivables sale agreement (“RSA”) with a third-party financial institution that permits us to sell, on a nonrecourse basis, up to $100 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSA, which we continue to service and collect on behalf of the third-party financial institution. Receivables sold pursuant to the RSA meet the requirements for sales accounting under Accounting Standards Codification 860, Transfers and Servicing, and accordingly, are derecognized from our Consolidated Balance Sheet at the time of sale. We had no outstanding accounts receivable sold pursuant to the RSA at January 1, 2021 or January 3, 2020.
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
Contract assets and liabilities in fiscal 2020 were impacted primarily by divestitures, reclassifications to assets and liabilities of disposal group held for sale, accelerated progress payments due to the U.S. Government's increase in the progress payment rate from 80 percent to 90 percent and the timing of contractual billing milestones. See Note 3: Business Divestitures and Asset Sales in these Notes for additional information regarding assets and liabilities held for sale.
Contract assets and contract liabilities are summarized below:

(In millions)	January 1, 2021	January 3, 2020

Contract assets	$2,437	$2,459
Contract liabilities, current	(1,198)	(1,214)
Contract liabilities, noncurrent(1)	(73)	(87)
Net contract assets	$1,166	$1,158
_______________
(1)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Consolidated Balance Sheet.
The components of contract assets are summarized below:

(In millions)	January 1, 2021	January 3, 2020

Unbilled contract receivables, gross	$4,192	$3,690
Progress payments	(1,755)	(1,231)
	$2,437	$2,459
Impairment losses related to our contract assets were not material in fiscal 2020, the two quarters ended January 3, 2020, or fiscal 2019 or 2018. In fiscal 2020, we recognized $961 million of revenue related to contract liabilities that were outstanding at January 3, 2020. In the two quarters ended January 3, 2020 and in fiscal 2019 and 2018, we recognized $776 million, $287 million and $204 million, respectively, of revenue related to contract liabilities that were outstanding at the end of the respective prior fiscal year.
NOTE 8: INVENTORIES
Inventories are summarized below:

(In millions)	January 1, 2021	January 3, 2020

Finished products	$136	$216
Work in process	367	386
Raw materials and supplies	470	617
	$973	$1,219
NOTE 9: PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment are summarized below:

(In millions)	January 1, 2021	January 3, 2020

Land	$90	$90
Software capitalized for internal use	417	287
Buildings	1,097	1,073
Machinery and equipment	2,265	2,194
	3,869	3,644
Less accumulated depreciation and amortization	(1,767)	(1,527)
	$2,102	$2,117
Depreciation and amortization expense related to property, plant and equipment was $318 million, $157 million, $138 million and $143 million in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively.
As discussed in more detail in Note 11: Intangible Assets in these Notes, in conjunction with, and in advance of, the tests of goodwill related to our Commercial Aviation Solutions reporting unit, we recorded a $257 million non-cash impairment charge for long-lived assets, including a $103 million impairment charge for property, plant and equipment, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2020.
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
The assignment of goodwill by business segment, and changes in the carrying amount of goodwill, by business segment, for fiscal 2020 and the two quarters ended January 3, 2020 were as follows:

(In millions)	Integrated Mission Systems	Space and Airborne Systems	Communication Systems	Aviation Systems	Total

Balance at June 28, 2019	$64	$3,737	$927	$612	$5,340
Goodwill acquired	5,704	1,390	3,316	4,239	14,649
Currency translation adjustments	1	4	—	7	12
Balance at January 3, 2020	5,768	5,131	4,243	4,859	20,001
Goodwill decrease from divestitures(1)	—	(2)	(9)	(530)	(541)
Impairment of goodwill	—	(5)	—	(475)	(480)
Currency translation adjustments	(10)	(4)	1	(1)	(14)
Other (including adjustments to previously estimated fair value of assets acquired and liabilities assumed)(2)	741	112	(82)	(861)	(90)
Balance at January 1, 2021	$6,499	$5,232	$4,153	$2,992	$18,876
_______________

(1)During fiscal 2020, we completed the divestiture of three businesses (airport security and automation business, Applied Kilovolts and Analytical Instrumentation business and EOTech business) and derecognized $541 million of goodwill as part of determining the gain or loss on these divestitures. See Note 3: Business Divestitures and Asset Sales in these Notes for additional information.
(2)See Note 5: Business Combination in these Notes for additional information regarding adjustments to previously estimated fair values of assets acquired and liabilities assumed.
Commercial Aviation Solutions Impairments. Indications of potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit (which is part of our Aviation Systems segment) were present at April 3, 2020 due to COVID and its impact on global air traffic and customer operations, resulting in a decrease in fiscal 2020 outlook for the reporting unit, which we considered to be a triggering event requiring an interim impairment test. Consequently, in connection with the preparation of our financial statements for the quarter ended April 3, 2020, we performed a quantitative impairment test. To test for potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit, we prepared an estimate of the fair value of the reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. Given the level of uncertainty in the outlook for the commercial aviation industry caused by the impact of COVID on global air traffic, our methodology for determining the fair value of the reporting unit placed the greatest weight on the expected fair value technique, and was dependent on our best estimates of future sales, operating costs and balance sheet metrics under a range of scenarios for future economic conditions. We assigned a probability to each scenario to calculate a set of probability-weighted projected cash flows, and an appropriate discount rate reflecting the risk in the projected cash flows was used to discount the expected cash flows to present value.
As adverse global economic and market conditions attributable to COVID, including projected declines and subsequent recovery in commercial air traffic and original equipment manufacturer production volumes, continued to develop during fiscal 2020, we continued to monitor for facts and circumstances that could negatively impact key valuation assumptions in determining the fair value of our Commercial Aviation Solutions reporting unit, including recent valuations, expectations regarding the timing of a return to pre-COVID commercial flight activity and the associated level of uncertainty, long-term revenue and profitability projections, discount rates and general industry, market and macroeconomic conditions. As a result, we determined indications of further impairment of assets related to our Commercial Aviation Solutions reporting unit existed as of July 3, 2020 and again as of early December 2020.
As a result of these impairment tests, we concluded that goodwill and other assets related to our Commercial Aviation Solutions reporting unit were impaired as of April 3, 2020, July 3, 2020 and January 1, 2021, and we recorded the following non-cash impairment charges:
•$461 million (including $34 million attributable to noncontrolling interests) for impairment of goodwill during fiscal 2020, including $111 million recognized in the fourth quarter of fiscal 2020; and
•$257 million for impairment of long-lived assets recognized during the fourth quarter of fiscal 2020, including $113 million for identifiable intangibles assets, $103 million for property, plant and equipment, $31 million for ROU assets and $10 million for marketable software.
These charges are included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2020 and are primarily not deductible for tax purposes.
VSE Disposal Group Impairment. During the quarter ended July 3, 2020, we determined the criteria to be classified as held for sale were met with respect to the VSE disposal group within our Aviation Systems segment and assigned $14 million of goodwill to the VSE disposal group on a relative fair value basis. In connection with the preparation of our financial statements for the quarter ended July 3, 2020, we concluded that goodwill related to the VSE disposal group was impaired and recorded a non-cash impairment charge $14 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2020.

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
In conjunction with, and in advance of, the tests of goodwill related to our Commercial Aviation Solutions reporting unit, we also performed recoverability tests of the long-lived assets of our Commercial Aviation Solutions reporting unit, including identifiable intangible assets and property, plant and equipment. To test these long-lived assets for recoverability, we compared the estimated future cash flows (on an undiscounted basis) to be generated from the use and hypothetical eventual disposition of the asset group to its carrying value. As a result, we concluded that the long-lived assets of our Commercial Aviation Solutions reporting unit were impaired as of January 1, 2021 and we recorded a $257 million non-cash impairment charge, including $113 million for impairment of identifiable intangible assets in the fourth quarter of fiscal 2020, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2020.
Identifiable intangible assets are summarized below:

	January 1, 2021			January 3, 2020
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$6,863	$1,257	$5,606	$6,518	$653	$5,865
Developed technologies	653	261	392	768	183	585
Contract backlog	19	17	2	—	—	—
Trade names — divisions	129	45	84	165	35	130
Other	3	3	—	10	4	6
Total identifiable intangible assets subject to amortization	7,667	1,583	6,084	7,461	875	6,586
In-process research and development	21	—	21	69	—	69
Trade names — corporate	1,803	—	1,803	1,803	—	1,803
Total identifiable intangible assets	$9,491	$1,583	$7,908	$9,333	$875	$8,458
_______________
(1)During fiscal 2020, we completed the divestiture of three businesses and derecognized $296 million of intangibles as part of the gain or loss on these divestitures. Additionally, in connection with a pending divestiture, we reclassified $5 million of identifiable intangible assets to “Assets of disposal group held for sale” in our Consolidated Balance Sheet at January 1, 2021. See Note 3: Business Divestitures and Asset Sales in these Notes for additional information regarding divestitures.
Amortization expense for identifiable intangible assets was $729 million and $290 million in fiscal 2020 and the two quarters ended January 3, 2020, respectively, and primarily related to the L3Harris Merger and our acquisition of Exelis. Amortization expense for identifiable intangible assets was $115 million and $117 million in fiscal 2019 and 2018, respectively, and primarily related to our acquisition of Exelis.
Future estimated amortization expense for identifiable intangible assets is as follows:

(In millions)

2021	$669
2022	673
2023	663
2024	623
2025	573
Thereafter	2,883
Total	$6,084

NOTE 12: ACCRUED WARRANTIES
Our liability for standard product warranties is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Consolidated Balance Sheet. Changes in our liability for standard product warranties in fiscal 2020 and the two quarters ended January 3, 2020 were as follows:

(In millions)	January 1, 2021	January 3, 2020

Balance at the beginning of the period	$112	$25
Acquisitions during the period	—	83
Adjustments to previously estimated fair value of warranty liabilities assumed	19	—
Decrease from divestitures	(9)	—
Accruals for product warranties issued during the period	72	23
Settlements made during the period	(61)	(23)
Other, including foreign currency translation adjustments	—	4
Balance at the end of the period	$133	$112
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
At our election, borrowings under the 2019 Credit Agreement denominated in U.S. Dollars will bear interest either at (i) the eurocurrency rate for the applicable interest period plus an applicable margin, or (ii) the base rate plus an applicable margin. The eurocurrency rate for an interest period is the rate per annum equal to (a) the London interbank offered rate (“LIBOR”) for such interest period, divided by (b) a percentage equal to 1.00 minus the daily average eurocurrency reserve rate for such interest period. The applicable interest rate margin over the eurocurrency rate is currently equal to 1.250%, but may increase (to a maximum amount of 1.875%) or decrease (to a minimum amount of 1.125%) based on changes in the ratings of our senior unsecured long-term debt securities (“Senior Debt Ratings”). The base rate for any day is a rate per annum equal to the greatest of (i) the prime lending rate published in the Wall Street Journal, (ii) the Federal Reserve Bank of New York (“NYFRB”) Rate (“NYFRB Rate”) plus 0.500% (the NYFRB Rate is the greater of (a) the federal funds rate and (b) the overnight bank funding rate published by the NYFRB), and (iii) the eurocurrency rate for a one month interest period (as defined in the 2019 Credit Agreement) plus 1.000%. The applicable interest rate margin over the base rate is initially equal to 0.375%, but may increase (to a maximum amount of 0.875%) or decrease (to a minimum amount of 0.125%) based on changes in our Senior Debt Ratings.
Borrowings under the 2019 Credit Agreement denominated in a currency other than U.S. Dollars will bear interest at the eurocurrency rate for the applicable interest period plus an applicable margin, as described above, plus, in some cases, additional costs. Letter of credit fees are also determined based on our Senior Debt Ratings.
In addition to interest payable on the principal amount of indebtedness outstanding from time to time under the 2019 Credit Agreement and letter of credit fees, we are required to pay a quarterly unused commitment fee, which shall accrue at an applicable rate per annum multiplied by the actual daily amount of the lenders’ aggregate unused commitments under the 2019 Credit Agreement. The applicable rate per annum for the unused commitment fee is currently equal to 0.150%, but may increase (to a maximum amount of 0.300%) or decrease (to a minimum amount of 0.125%) based on changes in our Senior Debt Ratings.
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
The 2019 Credit Agreement contains certain affirmative covenants, including but not limited to covenants relating to: reporting obligations; maintenance of corporate existence and good standing; compliance with laws; maintenance of properties and insurance; payment of taxes; compliance with ERISA and environmental, anti-money laundering, sanctions, export controls, anti-corruption and certain other laws; maintenance of accurate books and records; and visitation and inspection by the administrative agent and the lenders. The 2019 Credit Agreement also contains certain negative covenants, including covenants: limiting certain liens on assets; limiting certain mergers, consolidations or sales of assets; limiting certain sale and leaseback transactions; limiting certain vendor financing investments; limiting certain investments in unrestricted subsidiaries; and limiting certain hedging arrangements. The 2019 Credit Agreement also requires that we not permit our ratio of consolidated total indebtedness (excluding defined benefit plan liabilities) to total capital, each as defined in the 2019 Credit Agreement, to be greater than 0.65:1.00. We were in compliance with the covenants in the 2019 Credit Agreement at January 1, 2021.
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
All principal amounts borrowed or outstanding under the 2019 Credit Agreement are due on June 28, 2024, unless (i) the commitments are terminated earlier either at our request or if certain events of default described in the 2019 Credit Agreement occur or (ii) the maturity date is extended pursuant to provisions allowing us, from time to time after June 28, 2020, but at least 45 days prior to the scheduled maturity date then in effect, to request that the scheduled maturity date then in effect be extended by one calendar year (with no more than one such extension permitted in any calendar year and no more than two such extensions during the term of the 2019 Credit Agreement), subject to approval by lenders holding a majority of the commitments under the 2019 Credit Agreement and satisfaction of certain conditions stated in the 2019 Credit Agreement (including the absence of any default and the accuracy of certain representations and warranties); provided, however, that all revolving loans of those lenders declining to participate in the requested extension and whose commitments under the 2019 Credit Agreement have not been replaced pursuant to customary replacement rights in our favor shall remain due and payable in full, and all commitments under the 2019 Credit Agreement of such declining lenders shall terminate, on the maturity date in effect prior to the requested extension. At January 1, 2021, we had no borrowings outstanding under the 2019 Credit Facility.

NOTE 14: DEBT
Long-Term Debt
Long-term debt is summarized below:

(In millions)	January 1, 2021	January 3, 2020

Variable-rate debt:
Floating rate notes, due April 30, 2020	$—	$250
Floating rate notes, due March 10, 2023	250	—
Total variable-rate debt	250	250
Fixed-rate debt:
4.95% notes, due February 15, 2021	—	650
3.85% notes, due June 15, 2023	800	800
3.95% notes, due May 28, 2024	350	350
3.832% notes, due April 27, 2025	600	600
7.00% debentures, due January 15, 2026	100	100
3.85% notes, due December 15, 2026	550	550
6.35% debentures, due February 1, 2028	26	26
4.40% notes, due June 15, 2028	1,850	1,850
2.90% notes, due December 15, 2029	400	400
1.80% notes, due January 15, 2031	650	—
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
Other	56	49
Total fixed-rate debt	6,582	6,575
Total debt	6,832	6,825
Plus: unamortized bond premium	116	154
Less: unamortized discounts and issuance costs	(32)	(28)
Total debt, net	6,916	6,951
Less: current portion of long-term debt, net	(8)	(257)
Total long-term debt, net	$6,908	$6,694
The potential maturities of long-term debt, including the current portion, for the five years following the end of fiscal 2020 and, in total, thereafter are: $8 million in fiscal 2021; $6 million in fiscal 2022; $1,056 million in fiscal 2023; $353 million in fiscal 2024; $602 million in fiscal 2025; and $4,807 million thereafter.
Long-Term Debt Repaid in Fiscal 2020
Fixed-rate Debt. On December 14, 2020, we completed our optional redemption of the entire outstanding $650 million aggregate principal amount of our 4.95% 2021 Notes (as defined below under “Debt Exchange”) for a redemption price of $650 million as set forth in the 4.95% 2021 Notes. After adjusting for the carrying value of our unamortized premium, we recorded a $2 million gain on the extinguishment of the 4.95% 2021 Notes, which is included as a component of the “Non-operating income” line item in our Consolidated Statement of Income for fiscal 2020.
Variable-rate Debt. During the second quarter of fiscal 2020, we repaid at maturity the entire outstanding $250 million aggregate principal amount of our Floating Rate Notes due April 30, 2020.
Long-Term Debt Issued in Fiscal 2020
Fixed-rate Debt. On November 25, 2020, in order to fund the optional redemption of the 4.95% 2021 Notes as described above under “Long-Term Debt Repaid in Fiscal 2020”, we completed the issuance of $650 million in aggregate principal amount of 1.80% notes due January 15, 2031 (the “1.80% 2031 Notes”). Interest on the 1.80% 2031 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2021. At any time prior to October 15, 2030, we may redeem the 1.80% 2031 Notes, in whole or in part, at our option, at a “make-whole” redemption price equal to the greater of 100 percent of the principal amount of the 1.80% 2031 Notes or the sum of the present values of the remaining scheduled payments of the principal plus accrued interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the “Treasury Rate”, as defined in the 1.80% 2031 Notes, plus 15 basis points. We will pay accrued interest on the principal amount of notes being redeemed to, but not including, the redemption date. At any time on or after October 15, 2030, we may redeem the 1.80% 2031 Notes, in whole or in part, at our option, at a redemption price equal to 100 percent of the principal amount of the notes being redeemed, plus accrued interest on the principal amount of the notes being redeemed to, but not including, the redemption date. In addition, upon change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the 1.80% 2031 Notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We incurred $6 million of debt issuance costs related to the issuance of the 1.80% 2031 Notes, which are being amortized using the effective interest rate method over the life of the 1.80% 2031 Notes, and such amortization is included as a component of the “Interest expense” line item in our Consolidated Statement of Income.
Variable-rate Debt. During the first quarter of 2020, we completed the issuance and sale of $250 million in aggregate principal amount of Floating Rate Notes due March 10, 2023 (the “Floating Rate Notes 2023”). The Floating Rate Notes 2023 bear interest at a floating rate, reset quarterly, equal to three-month LIBOR plus 0.75% per year. Interest on the Floating Rate Notes 2023 is payable quarterly in arrears on March 10, June 10, September 10 and December 10 of each year, commencing on June 10, 2020. The Floating Rate Notes 2023 are unsecured and unsubordinated and rank equally in right of payment with all other unsecured and unsubordinated indebtedness. The Floating Rate Notes 2023 are not redeemable at our option prior to maturity. Debt issuance costs related to the issuance of the Floating Rate Notes 2023 were not material. We used the net proceeds from the sale of the Floating Rate Notes 2023 to repay at maturity the aggregate principal amount of our Floating Rate Notes due April 30, 2020 as described above under “Long-Term Debt Repaid in Fiscal 2020”.
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
Following the settlement of the exchange offers, there was $329 million of existing L3 Notes outstanding, which remained the senior unsecured obligations of L3.
On December 14, 2020, we redeemed the 4.95% 2021 Notes, as described above under “Long-Term Debt Repaid in Fiscal 2020.” Interest on the remaining New L3Harris Notes is payable semi-annually in arrears on June 15 and December 15, commencing on December 15, 2019, in the case of the 3.85% 2023 Notes, 3.85% 2026 Notes and 4.40% 2028 Notes; and on May 28 and November 28, commencing on November 28, 2019, in the case of the 3.95% 2024 Notes. The New L3Harris Notes are unsecured senior obligations and rank equally in right of payment with all other L3Harris senior unsecured debt.
The New L3Harris Notes are redeemable in whole or in part at any time or in part from time to time, at our option, until three months prior to the maturity date, in the case of the 3.95% 2024 Notes, 3.85% 2026 Notes and 4.40% 2028 Notes, and until one month prior to the maturity date, in the case of the 3.85% 2023 Notes, at a redemption price equal to the greater of 100 percent of the principal amount of the notes to be redeemed or the sum of the present values of the principal amount and the remaining scheduled payments of interest on the notes to be redeemed, discounted from the scheduled payment dates to the date of redemption at the “treasury rate” as defined in the note, plus 20 basis points, in the case of the 3.85% 2023 Notes and 3.95% 2024 Notes, or 25 basis points, in the case of the 3.85% 2026 Notes and 4.40% 2028 Notes, plus, in each case, accrued and unpaid interest due at the date of redemption.
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
The Exchange Offers expired at 5:00p.m., New York City time, on May 1, 2020. On May 5, 2020, we settled the Exchange Offers and Issued Exchange Notes for validly tendered Original Notes for over 99.9 percent of the 4.95% 2021 Notes, 3.85% 2023 Notes, 3.95% 2024 Notes and 3.85% 2026 Notes and 98.9 percent of the 4.40% 2028 Notes.
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
Long-Term Debt Issued in the Two Quarters Ended January 3, 2020
Fixed-rate Debt: On November 27, 2019, in order to fund our optional redemption of the 2.7% 2020 Notes as described above under “Long-Term Debt Repaid in the Two Quarters Ended January 3, 2020,” we completed the issuance of $400 million in aggregate principal amount of 2.90% notes due December 15, 2029 (the “2.90% 2029 Notes”). Interest on the 2.90% 2029 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. At any time prior to September 15, 2029, we may redeem the 2.90% 2029 Notes, in whole or in part, at our option, at a “make-whole” redemption price equal to the greater of 100 percent of the principal amount of the 2.90% 2029 Notes or the sum of the present values of the remaining scheduled payments of the principal plus accrued interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the “Treasury Rate”, as defined in the 2.90% 2029 Notes, plus 20 basis points. We will pay accrued interest on the principal amount of notes being redeemed to, but not including, the redemption date. At any time on or after September 15, 2029, we may redeem the 2.90% 2029 Notes, in whole or in part, at our option, at a redemption price equal to 100 percent of the principal amount of the notes being redeemed, plus accrued interest on the principal amount of the notes being redeemed to, but not including, the redemption date. In addition, upon change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the 2.90% 2029 Notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We incurred $3 million of debt issuance costs related to the issuance of the 2.90% 2029 Notes, which are being amortized using the effective interest rate method over the life of the 2.90% 2029 Notes, and such amortization is included as a component of the “Interest expense” line item in our Consolidated Statement of Income.
Long-Term Debt Repaid in Fiscal 2019
During the third quarter of fiscal 2019, we repaid at maturity the entire outstanding $300 million aggregate principal amount of our Floating Rate Notes due February 27, 2019.
Long-Term Debt Repaid in Fiscal 2018
On June 22, 2018, we completed our optional redemption of the entire outstanding $400 million aggregate principal amount of our 4.40% notes due December 15, 2020 (the “4.40% 2020 Notes”) and $400 million aggregate principal amount of our 5.55% notes due October 1, 2021 (the “2021 Notes” and collectively with the 4.40% 2020 Notes, the “2018 Redeemed Notes”) at a “make-whole” redemption price as set forth in the 2018 Redeemed Notes. The combined “make-whole” redemption price for the 2018 Redeemed Notes was $844 million, and after adjusting for the carrying value of our bond premium, discounts and issuance costs, we recorded a combined $22 million loss on the extinguishment of the 2018 Redeemed Notes in the fourth quarter of fiscal 2018, which is included as a component of the “Non-operating income (loss)” line item in our Consolidated Statement of Income.
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
Long-Term Debt Issued in Fiscal 2018
On June 4, 2018, in order to fund our optional redemption of the 2018 Redeemed Notes as described above under “Long-Term Debt Repaid in Fiscal 2018,” we completed the issuance of $850 million in aggregate principal amount of 4.40% notes due June 15, 2028 (the “New 2028 Notes”). Interest on the New 2028 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2018. At any time prior to March 15, 2028, we may redeem the New 2028 Notes, in whole or in part, at our option, at a “make-whole” redemption price equal to the greater of 100 percent of the principal amount of the New 2028 Notes or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the “Treasury Rate”, as defined in the New 2028 Notes, plus 25 basis points. We will pay accrued interest on the principal amount of notes being redeemed to, but not including, the redemption date. At any time on or after March 15, 2028, we may redeem the New 2028 Notes, in whole or in part, at our option, at a redemption price equal to 100 percent of the principal amount of the notes being redeemed, plus accrued interest on the principal amount of the notes being redeemed to, but not including, the redemption date. In addition, upon change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the New 2028 Notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We incurred $8 million of debt issuance costs related to the issuance of the New 2028 Notes, which are being amortized using the effective interest rate method over the life of the New 2028 Notes, and such amortization is included as a component of the “Interest expense” line item in our Consolidated Statement of Income.
Long-Term Debt Issued Prior to Fiscal 2018 that Remained Outstanding at January 1, 2021
On April 27, 2015, in connection with the then-pending acquisition of Exelis, to fund a portion of the cash consideration and other amounts payable under the terms of the merger agreement and to redeem certain of our existing notes, we issued long-term fixed-rate debt securities in the aggregate amount of $2.4 billion. The principal amounts, interest rates and maturity dates of these securities that remained outstanding at January 1, 2021 were as follows:
•$600 million in aggregate principal amount of 3.832% notes due April 27, 2025 (the “2025 Notes”),
•$400 million in aggregate principal amount of 4.854% notes due April 27, 2035 (the “2035 Notes”), and
•$500 million in aggregate principal amount of 5.054% notes due April 27, 2045 (the “2045 Notes” and collectively with the 2025 Notes and 2035 Notes, the “Exelis Notes”).
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
On December 3, 2010, we completed the issuance of $300 million in aggregate principal amount of 6.150%. notes due December 15, 2040 (the “2040 Notes”). The 2040 Notes are redeemable at our option at a price equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments, plus accrued interest, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus 35 basis points. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase.
In January 1996, we completed the issuance of $100 million in aggregate principal amount of 7.00% debentures due January 15, 2026. The debentures are not redeemable prior to maturity.
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

The following table presents the carrying amounts and estimated fair values of our long-term debt:

	January 1, 2021		January 3, 2020
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt (including current portion)(1)	$6,916	$7,948	$6,951	$7,536
_______________
(1)The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.
Short-Term Debt
Our short-term debt at January 1, 2021 and January 3, 2020 was $2 million and $3 million, respectively. Interest expense incurred on our short-term debt was not material in fiscal 2020, the two quarters ended January 3, 2020, or fiscal 2019 or 2018.
Interest Paid
Total interest paid was $313 million, $144 million, $170 million and $175 million in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively.
NOTE 15: PENSION AND OTHER POSTRETIREMENT BENEFITS
Defined Contribution Plan
As of January 1, 2021, we sponsor numerous defined contribution savings plans, which allow our eligible employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The plans include several match contribution formulas which requires us to match a percentage of the employee contributions up to certain limits, generally totaling between 2.0% to 6.0% of employee eligible pay. Matching contributions, net of forfeitures, charged to expense were $225 million, $105 million, $85 million and $83 million in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively.
Deferred Compensation Plan
We also sponsor the L3Harris Excess Retirement Savings Plan (as amended and restated effective January 1, 2020), which is a nonqualified deferred compensation arrangement for highly compensated employees (within the meaning of section 201(2) of ERISA). The plan obligations are funded by investments held in a Rabbi Trust.
The following table provides the fair value of our deferred compensation plan investments and liabilities by category and by fair value hierarchy level:

	January 1, 2021		January 3, 2020
(In millions)	Total	Level 1	Total	Level 1

Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$67	$67	$58	$58
Investments measured at NAV:
Corporate-owned life insurance	31		29
Total fair value of deferred compensation plan assets	$98		$87

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$4	$4	$2	$2
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	116		69
Total fair value of deferred compensation plan liabilities	$120		$71
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
Our Salaried Pension Plan (“SPP”) is our largest defined benefit pension plan, with assets valued at $7.9 billion and a projected benefit obligation of $9.4 billion as of January 1, 2021. Effective December 31, 2020, several U.S. defined benefit pension plans that we sponsor were merged into the SPP.
Balance Sheet Information
Amounts recognized in our Consolidated Balance Sheet for defined benefit pension plans and other postretirement defined benefit plans (collectively, “defined benefit plans”) reflect the funded status of our plans. The following table provides a summary of the funded status of our defined benefit plans and the presentation of such balances within our Consolidated Balance Sheet:

	January 1, 2021			January 3, 2020
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Fair value of plan assets	$9,301	$299	$9,600	$8,618	$274	$8,892
Projected benefit obligation	(11,045)	(387)	(11,432)	(10,268)	(369)	(10,637)
Funded status	$(1,744)	$(88)	$(1,832)	$(1,650)	$(95)	$(1,745)
Consolidated Balance Sheet line item amounts:
Other non-current assets	$88	$8	$96	$91	$1	$92
Compensation and benefits	(10)	(8)	(18)	(10)	(8)	(18)
Liabilities of disposal group held for sale	(4)	—	(4)	—	—	—
Defined benefit plans	(1,818)	(88)	(1,906)	(1,731)	(88)	(1,819)
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

	January 1, 2021			January 3, 2020
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Net actuarial loss (gain)	$1,215	$(28)	$1,187	$819	$(34)	$785
Net prior service (credit) cost	(253)	7	(246)	(282)	(1)	(283)
	$962	$(21)	$941	$537	$(35)	$502

The following table provides a roll-forward of the projected benefit obligations for our defined benefit plans:

	January 1, 2021			January 3, 2020
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Change in benefit obligation
Benefit obligation at beginning of fiscal year	$10,268	$369	$10,637	$6,123	$221	$6,344
Benefit obligation assumed in L3Harris Merger	—	—	—	4,474	156	4,630
Service cost	65	2	67	42	1	43
Interest cost	273	10	283	149	5	154
Actuarial loss	1,035	24	1,059	301	7	308
Amendments	1	8	9	(292)	—	(292)
Benefits paid	(569)	(26)	(595)	(342)	(21)	(363)
Settlements	—	—	—	(5)	—	(5)
Special termination benefits	1	—	1	—	—	—
Expenses paid	(42)	—	(42)	(43)	—	(43)
Curtailments	—	—	—	(35)	—	(35)
Foreign currency exchange rate changes	11	—	11	3	—	3
Plan participants’ contributions	2	—	2	1	—	1
Divestiture	—	—	—	(108)	—	(108)
Benefit obligation at end of fiscal year	$11,045	$387	$11,432	$10,268	$369	$10,637
Actuarial losses in the projected benefit obligation as of January 1, 2021 and January 3, 2020 were primarily the result of the decrease in the discount rate. Other sources of gains and losses such as plan experience, updated census data, mortality updates and minor adjustments to actuarial assumptions generated combined gains and losses of less than 1% of expected year end obligations.
The following table provides a roll-forward of the assets and the ending funded status of our defined benefit plans:

	January 1, 2021			January 3, 2020
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Change in plan assets
Plan assets at beginning of fiscal year	$8,618	$274	$8,892	$4,958	$201	$5,159
Plan assets acquired in L3Harris Merger	—	—	—	3,183	68	3,251
Actual return on plan assets	1,263	40	1,303	548	18	566
Employer contributions	20	11	31	406	8	414
Benefits paid	(569)	(26)	(595)	(342)	(21)	(363)
Settlements	—	—	—	(5)	—	(5)
Expenses paid	(42)	—	(42)	(43)	—	(43)
Foreign currency exchange rate changes	9	—	9	4	—	4
Plan participants' contributions	2	—	2	1	—	1
Divestiture	—	—	—	(92)	—	(92)
Plan assets at end of fiscal year	$9,301	$299	$9,600	$8,618	$274	$8,892

Funded status at end of fiscal year	$(1,744)	$(88)	$(1,832)	$(1,650)	$(95)	$(1,745)
The accumulated benefit obligation for all defined benefit pension plans was $11.0 billion at January 1, 2021. The following tables provide information for benefit plans with accumulated benefit obligations in excess of plan assets and benefit plans with projected benefit obligations in excess of plan assets:

	January 1, 2021		January 3, 2020
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Accumulated benefit obligation	$10,469	N/A	$9,656	N/A
Fair value of plan assets	8,658	N/A	7,931	N/A

	January 1, 2021		January 3, 2020
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Projected benefit obligation	$10,522	$181	$9,700	$322
Fair value of plan assets	8,689	$85	7,959	224
Income Statement Information
The following table provides the components of net periodic benefit income and other amounts recognized in other comprehensive income in fiscal 2020, the two quarters ended January 3, 2020, and in fiscal 2019 and 2018 as they pertain to our defined benefit plans:

	Pension
	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Net periodic benefit income
Service cost	$65	$42	$36	$39
Interest cost	273	149	209	195
Expected return on plan assets	(630)	(314)	(382)	(369)
Amortization of net actuarial loss	10	1	—	—
Amortization of prior service credit	(28)	(5)	—	—
Cost for special termination benefits	1	—	—	—
Effect of curtailments or settlements(1)	—	(18)	1	—
Net periodic benefit income	$(309)	$(145)	$(136)	$(135)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial loss (gain)	$403	$55	$625	$(106)
Prior service cost (credit)	1	(292)	3	2
Amortization of net actuarial loss	(10)	(5)	—	—
Amortization of prior service credit (cost)	28	5	(1)	—
Currency translation adjustment	2	—	—	—
Recognized net loss due to divestiture	—	(13)	—	—
Total change recognized in other comprehensive loss	424	(250)	627	(104)
Total impact from net periodic benefit cost and changes in other comprehensive loss	$115	$(395)	$491	$(239)
_______________
(1)Effective January 1, 2020, for certain acquired L3 U.S. defined benefit pension plans, benefit accruals were frozen and replaced with a 1% cash balance benefit formula for certain employees who were not considered highly compensated on December 31, 2018. During the two quarters ended January 3, 2020, we recognized a $23 million curtailment gain as a result of this change, and a $5 million settlement loss resulting from the payout of the liabilities of a non-qualified benefit plan due to the change in control provisions.

	Other Benefits
	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Net periodic benefit income
Service cost	$2	$1	$—	$1
Interest cost	10	5	8	7
Expected return on plan assets	(21)	(10)	(16)	(16)
Amortization of net actuarial gain	(3)	(3)	(6)	(1)
Net periodic benefit income	$(12)	$(7)	$(14)	$(9)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial loss (gain)	$4	$(1)	$4	$(20)
Prior service cost	8	—	—	—
Amortization of net actuarial gain	3	3	6	1
Total change recognized in other comprehensive loss	15	2	10	(19)
Total impact from net periodic benefit cost and changes in other comprehensive loss	$3	$(5)	$(4)	$(28)
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
The following tables provide the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our defined benefit pension plans:

Obligation assumptions as of:	January 1, 2021	January 3, 2020
Discount rate	2.31%	3.14%
Rate of future compensation increase	3.01%	2.80%
Cash balance interest crediting rate	3.50%	3.50%

Cost assumptions for fiscal periods ended:	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018
Discount rate to determine service cost	2.87%	3.11%	3.89%	3.48%
Discount rate to determine interest cost	2.74%	2.94%	3.75%	3.28%
Expected return on plan assets	7.68%	7.68%	7.66%	7.66%
Rate of future compensation increase	2.80%	2.97%	2.76%	2.76%
Cash balance interest crediting rate	3.50%	3.50%	3.50%	3.50%
Key assumptions for the SPP (our largest defined benefit pension plan with 85% of the total projected benefit obligation) included a discount rate for obligation assumptions of 2.32%, a cash balance interest crediting rate of 3.50% and expected return on plan assets of 7.75% for fiscal 2020, which is being reduced to 7.50% for fiscal 2021. There is also a frozen pension equity benefit that assumes a 3.25% interest crediting rate.
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our other postretirement defined benefit plans:

Obligation assumptions as of:	January 1, 2021	January 3, 2020
Discount rate	2.10%	2.97%
Rate of future compensation increase	N/A	N/A

Cost assumptions for fiscal periods ended:	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018
Discount rate to determine service cost	3.25%	3.47%	4.14%	3.62%
Discount rate to determine interest cost	2.55%	2.74%	3.62%	3.04%
Rate of future compensation increase	N/A	N/A	N/A	N/A
The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the strategic allocation, the correlations among asset classes and their expected volatilities. Our expected rate of return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, the determination of the expected long-term rate of return takes into consideration: (1) the plan’s actual historical annual return on assets over the past 15-, 20- and 25-year time periods, (2) historical broad market returns over long-term timeframes weighted by the plan’s strategic allocation, and (3) independent estimates of future long-term asset class returns, weighted by the plan’s strategic allocation. Based on this approach, the long-term expected annual rate of return on assets is estimated at 7.50% for fiscal 2021 for the U.S. defined benefit pension plans. The weighted average long-term expected annual rate of return on assets for all defined benefit pension plans is estimated to be 7.43% for fiscal 2021. In fiscal 2020, we adopted updated mortality tables, which resulted in a decrease in the defined benefit plans’ projected benefit obligation as of January 1, 2021 and estimated net periodic benefit cost beginning with fiscal 2021.
The assumed composite rate of future increases in the per capita healthcare costs (the healthcare trend rate) was 6.50% for fiscal 2021, decreasing ratably to 4.70% by fiscal 2030. To the extent that actual experience differs from these assumptions, the effect will be accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants.
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
The following table provides the current strategic target asset allocation ranges by asset category:

	Target Asset Allocation
Equity investments	40%	—	60%
Fixed income investments	25%	—	35%
Alternative investments	10%	—	25%
Cash and cash equivalents	0%	—	10%
Fair Value of Plan Assets
The following is a description of the valuation techniques and inputs used to measure fair value for major categories of investments as reflected in the table that follows such description:
•Domestic and international equities, which include common and preferred shares, domestic listed and foreign listed equity securities, open-ended and closed-ended mutual funds, real estate investment trusts and exchange traded funds, are generally valued at the closing price reported on the major market exchanges on which the individual securities are traded at the measurement date. Because these assets are traded predominantly on liquid, widely traded public exchanges, equity securities are categorized as Level 1 assets.
•Private equity funds, which include buy-out, mezzanine, venture capital, distressed asset and secondary funds, are typically limited partnership investment structures. Private equity funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Private equity funds generally have liquidity restrictions that extend for ten or more years. At January 1, 2021 and January 3, 2020, our defined benefit plans had future unfunded commitments totaling $518 million and $325 million, respectively, related to private equity fund investments.

•Hedge funds, which include equity long/short, event-driven, fixed-income arbitrage and global macro strategies, are typically limited partnership investment structures. Limited partnership interests in hedge funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Hedge funds generally permit redemption on a quarterly or more frequent basis with 90 or fewer days-notice. At each of January 1, 2021 and January 3, 2020, our defined benefit plans had no future unfunded commitments related to hedge fund investments.
•Fixed income investments, which include U.S. Government securities, investment and non-investment grade corporate bonds and securitized bonds are generally valued using pricing models that use verifiable, observable market data such as interest rates, benchmark yield curves and credit spreads, bids provided by brokers or dealers, or quoted prices of securities with similar characteristics. Fixed income investments are generally categorized as Level 2 assets. Fixed income funds valued at the closing price reported on the major market exchanges on which the individual fund is traded are categorized as Level 1 assets.
•Other is comprised of guaranteed insurance contracts valued at book value, which approximates fair value, calculated using the prior-year balance adjusted for investment returns and changes in cash flows and corporate owned life insurance policies valued at the accumulated benefit.
•Cash and cash equivalents are primarily comprised of short-term money market funds valued at cost, which approximates fair value, or valued at quoted market prices of identical instruments. Cash and currency are categorized as Level 1 assets; cash equivalents, such as money market funds or short-term commingled funds, are categorized as Level 2 assets.
•Certain investments that are valued using the NAV per share (or its equivalent) as a practical expedient are not categorized in the fair value hierarchy and are included in the table to permit reconciliation of the fair value hierarchy to the aggregate postretirement benefit plan assets.
The following tables provide the fair value of plan assets held by our defined benefit plans by asset category and by fair value hierarchy level:

	January 1, 2021
(In millions)	Total	Level 1	Level 2	Level 3

Asset Category
Equities:
Domestic equities	$1,513	$1,513	$—	$—
International equities	1,280	1,280	—	—
Real Estate Investment Trusts	197	197	—	—
Fixed income:
Corporate bonds	1,447	—	1,422	25
Government securities	485	—	485	—
Securitized assets	150	—	150	—
Fixed income funds	119	119	—	—
Other	2	—	—	2
Cash and cash equivalents	202	20	182	—
Total	5,395	$3,129	$2,239	$27
Investments Measured at NAV
Equity funds	3,088
Fixed income funds	532
Hedge funds	321
Private equity funds	312
Other	1
Total Investments Measured at NAV	4,254
Payables, net	(49)
Total fair value of plan assets	$9,600

	January 3, 2020
(In millions)	Total	Level 1	Level 2	Level 3

Asset Category
Equities:
Domestic equities	$2,968	$2,968	$—	$—
International equities	1,217	1,217	—	—
Real Estate Investment Trusts	211	211	—	—
Fixed income:
Corporate bonds	1,176	—	1,159	17
Government securities	489	—	489	—
Securitized assets	131	—	131	—
Fixed income funds	101	101	—	—
Other	2	—	—	2
Cash and cash equivalents	691	17	674	—
Total	6,986	$4,514	$2,453	$19
Investments Measured at NAV
Equity funds	933
Fixed income funds	323
Hedge funds	342
Private equity funds	302
Other	1
Total Investments Measured at NAV	1,901
Receivables, net	5
Total fair value of plan assets	$8,892
Contributions
Funding requirements under Internal Revenue Service (“IRS”) rules are a major consideration in making contributions to our postretirement benefit plans. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
The Highway and Transportation Funding Act of 2014 and the Bipartisan Budget Act of 2015 (“BBA 2015”) further extended the interest rate stabilization provision of MAP-21 until 2020. We made a $302 million voluntary contribution to our U.S. qualified defined benefit pension plans during the two quarters ended January 3, 2020. As a result of this voluntary contribution, as well as $300 million and $400 million of voluntary contributions in fiscal 2018 and 2017, respectively, we made no material contributions to our U.S. qualified defined benefit pension plans during fiscal 2020 or 2019. Furthermore, we are not required to make any contributions to our U.S. qualified defined benefit pension plans in fiscal 2021.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and benefits expected to be earned for future service by current active employees under our defined benefit plans.

(In millions)	Pension	Other Benefits(1)	Total

Fiscal Years:
2021	$581	$31	$612
2022	584	30	614
2023	585	29	614
2024	585	28	613
2025	583	26	609
2026 — 2030	2,872	111	2,983
_______________
(1)Projected payments for Other Benefits reflect net payments from the Company, which include subsidies that reduce the gross payments by less than 10 percent.
Multi-employer Benefit Plans
Certain of our businesses acquired in connection with the L3Harris Merger participate in multi-employer defined benefit pension plans. We make cash contributions to these plans under the terms of collective-bargaining agreements that cover union employees based on a fixed rate per hour of service worked by the covered employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if we choose to stop participating in some of our multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Cash contributed and expenses recorded for our multi-employer plans were not material in fiscal 2020 or in the two quarters ended January 3, 2020.
See Note 5: Business Combination in these Notes for information regarding postretirement benefit plan liabilities assumed in connection with the L3Harris Merger.
NOTE 16: STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
At January 1, 2021, we had options or other share-based compensation outstanding under two Harris shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the L3Harris Technologies, Inc. 2015 Equity Incentive Plan (As Amended and Restated Effective August 28, 2020) (the “2015 EIP”), as well as under employee stock incentive plans of L3 assumed by L3Harris (collectively, “L3Harris SIPs”). We believe that share-based awards more closely align the interests of participants with those of shareholders.
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
Summary of Share-Based Compensation Expense
The following table summarizes the amounts and classification of share-based compensation expense:

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions)	January 1, 2021	January 3, 2020(1)	June 28, 2019	June 29, 2018

Total expense	$94	$125	$58	$51
Included in:
Cost of product sales and services	$11	$5	$12	$8
Engineering, selling and administrative expenses	83	120	46	43
Income from continuing operations	94	125	58	51
Tax effect on share-based compensation expense	(24)	(31)	(14)	(16)
Total share-based compensation expense after-tax	$70	$94	$44	$35
_______________
(1)Includes acceleration expense recognized in connection with the L3Harris Merger.
Compensation cost related to share-based compensation arrangements that was capitalized as part of inventory or fixed assets was not material in fiscal 2020, the two quarters ended January 3, 2020, or fiscal 2019 or 2018.
As of January 1, 2021, a total of 19.4 million shares of common stock remained available under our 2015 EIP for future issuance (excluding shares to be issued in respect of outstanding options and other share-based awards, and with each full-value award (e.g., restricted stock and restricted stock unit awards and performance share and performances share unit awards) counting as 4.6 shares against the total remaining for future issuance). During fiscal 2020, we issued an aggregate of 803 thousand shares of common stock under the terms of our L3Harris SIPs, which is net of shares withheld for tax purposes.

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
A summary of the significant assumptions used in determining the fair value of stock option grants under our L3Harris SIPs is as follows:

	Fiscal Year Ended	Fiscal Years Ended	Fiscal Years Ended
	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Expected dividends	1.55%	1.70%	1.61%	1.80%
Expected volatility	22.74%	22.18%	19.87%	19.30%
Risk-free interest rates	0.89%	1.68%	2.72%	1.80%
Expected term (years)	5.04	5.65	5.03	5.00
A summary of stock option activity under our L3Harris SIPs as of January 1, 2021 and changes during fiscal 2020 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

			(In years)	(In millions)
Stock options outstanding January 3, 2020	4,545,978	$110.48
Granted	583,200	$197.73
Exercised	(774,458)	$74.98
Forfeited or expired	(33,084)	$196.83
Stock options outstanding January 1, 2021	4,321,636	$127.93	6.23	$280.42
Stock options exercisable January 1, 2021	3,032,005	$96.53	5.11	$280.42
The weighted-average grant-date fair value per share was $34.49, $38.61, $30.05 and $18.60 for options granted in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively. The total intrinsic value of options at the time of exercise was $103 million, $212 million, $75 million and $39 million for options exercised in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively.

A summary of the status of our nonvested stock options at January 1, 2021 and changes during fiscal 2020 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share

Nonvested stock options January 3, 2020	738,956	$38.61
Granted	583,200	$34.49
Vested	(32,525)	$35.86
Nonvested stock options January 1, 2021	1,289,631	$36.81
As of January 1, 2021, there was $25 million of total unrecognized compensation expense related to nonvested stock options granted under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 1.87 years. The total fair value of stock options that vested in fiscal 2020 was not material and the total fair value of stock options that vested in the two quarters ended January 3, 2020, and in fiscal 2019 and 2018 was $17 million, $14 million and $18 million, respectively.
Restricted Stock and Restricted Stock Unit Awards
The following information relates to awards of restricted stock and restricted stock units that have been granted to employees and non-employee directors under our L3Harris SIPs. These awards are not transferable until vested and the restrictions generally lapse upon the achievement of continued employment (or board membership) over a specified time period.
The fair value as of the grant date of these awards was based on the closing price of our common stock on the grant date and is amortized to compensation expense over the vesting period. At January 1, 2021, there were 64,059 shares of restricted stock and 634,861 restricted stock units outstanding which were payable in shares.
A summary of the status of these awards at January 1, 2021 and changes during fiscal 2020 is as follows:

	Shares or Units	Weighted-Average Grant Price Per Share or Unit

Restricted stock and restricted stock units outstanding at January 3, 2020	535,767	$196.22
Granted	272,146	$195.66
Vested	(78,828)	$177.23
Forfeited	(30,165)	$186.22
Restricted stock and restricted stock units outstanding at January 1, 2021	698,920	$196.26
As of January 1, 2021, there was $73 million of total unrecognized compensation expense related to these awards under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 1.63 years. The weighted-average grant date price per share or per unit was $195.66, $204.62, $160.05 and $141.46 for awards granted in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively. The total fair value of these awards was $9 million, $75 million, $16 million and $11 million for awards that vested in fiscal 2020, in the two quarters ended January 3, 2020, and in fiscal 2019 and 2018, respectively.
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
The fair value as of the grant date of these awards was based on the closing price of our common stock on the grant date and is amortized to compensation expense over the vesting period if achievement of the performance measures is considered probable. At January 1, 2021, there were 249,695 performance share units outstanding which were payable in shares.

A summary of the status of these awards at January 1, 2021 and changes during fiscal 2020 is as follows:

	Shares or Units	Weighted-Average Grant Price Per Share or Unit

Performance share units outstanding at January 3, 2020	55,020	$204.85
Granted	203,606	$228.29
Forfeited	(8,931)	$228.29
Performance share units outstanding at January 1, 2021	249,695	$223.28
As of January 1, 2021, there was $51 million of total unrecognized compensation expense related to these awards under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 1.81 years. The weighted-average grant date price per unit was $228.29, $204.85, $155.12 and $123.13 for awards granted in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively. The total fair value of these awards was not material for awards that vested in fiscal 2020, and was $107 million, $21 million and $12 million for awards that vested in the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively.
NOTE 17: INCOME FROM CONTINUING OPERATIONS PER SHARE
The computations of income from continuing operations per common share attributable to L3Harris common shareholders are as follows:

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions, except per share amounts)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Income from continuing operations	$1,121	$823	$953	$702
Adjustments for participating securities outstanding	—	—	(2)	(2)
Income from continuing operations used in per basic and diluted common share calculations (A)	$1,121	$823	$951	$700
Basic weighted average common shares outstanding (B)	214.0	221.2	118.0	118.6
Impact of dilutive share-based awards	1.9	2.5	2.5	2.5
Diluted weighted average common shares outstanding (C)	215.9	223.7	120.5	121.1
Income from continuing operations per basic common share (A)/(B)	$5.24	$3.72	$8.06	$5.90
Income from continuing operations per diluted common share (A)/(C)	$5.19	$3.68	$7.89	$5.78
Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards. Income from continuing operations per diluted common share excludes the antidilutive impact of 1,300,214, 604,969, 271,892 and 48,590 weighted average share-based awards outstanding in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively.
NOTE 18: RESEARCH AND DEVELOPMENT
Company-sponsored research and development (“R&D”) costs are expensed as incurred and are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. These costs were $684 million, $329 million, $331 million and $311 million in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively. Customer-sponsored R&D costs are incurred pursuant to contractual arrangements, principally U.S. Government-sponsored contracts requiring us to provide a product or service meeting certain defined performance or other specifications (such as designs), and are accounted for principally by the POC cost-to-cost revenue recognition method. Customer-sponsored R&D is included in our revenue and cost of product sales and services.
NOTE 19: LEASE COMMITMENTS
Our operating and finance leases at January 1, 2021 and January 3, 2020 primarily consist of real estate leases for office space, warehouses, manufacturing, research and development facilities, tower space and land, and equipment leases. Finance leases were not material at January 1, 2021 or January 3, 2020 and are not included in the disclosures below.

Operating lease cost was $176 million and $88 million for fiscal 2020 and the two quarters ended January 3, 2020, respectively. Other lease expenses, including short-term and equipment lease cost, variable lease cost and sublease income, were not material for fiscal 2020 or the two quarters ended January 3, 2020. Rental expense during fiscal 2019 and 2018 was $73 million and $61 million, respectively.
On November 24, 2020, we completed a sale and leaseback transaction of a parcel of land and manufacturing facility located in Los Angeles, California for $92 million (net cash proceeds of $66 million after $2 million of closing costs and $24 million for a residual value guarantee payment). The lease has a maximum term of sixteen months (including two options to extend the lease by one month). Due to its short term nature relative to the property’s remaining economic life, the lease will be accounted for as an operating lease. We recognized a pre-tax gain on this sale and leaseback transaction of $22 million, which is included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income for fiscal 2020.
As discussed in more detail in Note 11: Intangible Assets in these Notes, in conjunction with, and in advance of, the tests of goodwill related to our Commercial Aviation Solutions reporting unit in fiscal 2020, we recorded a $257 million non-cash impairment charge for long lived assets, including $31 million for impairment of ROU assets. Additionally, in connection with COVID restructuring actions, we recognized $5 million of non-cash impairment charges for ROU assets associated with consolidated facilities. These impairments are included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2020.
Supplemental operating lease balance sheet information at January 1, 2021 and January 3, 2020 is as follows:

(In millions)	January 1, 2021	January 3, 2020

Operating lease ROU assets	$766	$837

Other accrued items	116	129
Operating lease liabilities	734	781
Total operating lease liabilities	$850	$910
Other supplemental lease information for fiscal 2020 and the two quarters ended January 3, 2020 is as follows:

	Fiscal Year Ended	Two Quarters Ended
(In millions, except lease term and discount rate)	January 1, 2021	January 3, 2020

Cash paid for amounts included in the measurement of operating lease liabilities	$171	$91
ROU assets obtained in exchange for new operating lease liabilities	103	17
Weighted average remaining lease term — operating leases (in years)	8.7	9.4
Weighted average discount rate — operating leases	3.0%	3.1%
Future lease payments under non-cancelable operating leases at January 1, 2021 were as follows:

(In millions)
Fiscal Years
2021	$148
2022	131
2023	112
2024	95
2025	86
Thereafter	425
Total future lease payments required	997
Less: imputed interest	147
Total	$850
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any individual lease material to our operations.

At January 1, 2021, we had $290 million of additional operating lease commitments for real estate leases that have not yet commenced. These leases will commence in 2021 with lease terms of 5 to 25 years.
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
At January 1, 2021, we had no outstanding foreign currency forward contracts to hedge balance sheet items. The net gains or losses on foreign currency forward contracts designated as fair value hedges were not material in fiscal 2020, the two quarters ended January 3, 2020, or fiscal 2019 or 2018. In addition, no amounts were recognized in earnings in fiscal 2020, the two quarters ended January 3, 2020, or fiscal 2019 or 2018 related to hedged firm commitments that no longer qualify as fair value hedges.
Exchange Rate Risk — Cash Flow Hedges
To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are used to hedge currency exposures from cash flows anticipated across our business segments. We also hedge U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income (loss) and are categorized in Level 2 of the fair value hierarchy. Gains and losses in accumulated other comprehensive loss are reclassified to earnings when the related hedged item is recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Consolidated Statement of Cash Flows as the cash flows of the related hedged items. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. At January 1, 2021, we had open foreign currency forward contracts with an aggregate notional amount of $488 million, hedging certain forecasted transactions denominated in U.S. Dollars, Canadian Dollars, British Pounds, Euros, Australian Dollars, and New Zealand Dollars. At January 3, 2020, we had open foreign currency forward contracts with an aggregate notional amount of $511 million, hedging certain forecasted transactions denominated in U.S. Dollars, Euros, British Pounds, Australian Dollars, Canadian Dollars and United Arab Emirates Dirham.
At January 1, 2021, our foreign currency forward contracts had maturities through 2025.
The table below presents the fair values of our derivatives designated as foreign currency hedging instruments in our Consolidated Balance Sheet at January 1, 2021 and January 3, 2020.

(In millions)	January 1, 2021	January 3, 2020

Derivatives designated as hedging instruments:
Foreign currency forward contracts
Other current assets	$21	$8
Other non-current assets	3	2
Other accrued items	4	6
Other long-term liabilities	—	2

Net unrealized gains recognized in other comprehensive income (loss) from foreign currency derivatives designated as cash flow hedges were $12 million in fiscal 2020. Net unrealized gains and losses recognized in other comprehensive income (loss) from foreign currency derivatives designated as cash flow hedges were not material in the two quarters ended January 3, 2020 or in fiscal 2019 or 2018. Net gains and losses reclassified from accumulated other comprehensive loss in to earnings from foreign currency derivatives designated as cash flow hedges were not material in fiscal 2020, the two quarters ended January 3, 2020, or fiscal 2019 or 2018.
Gains and losses from foreign currency derivatives designated as cash flow hedges are included in the line item in our Consolidated Statement of Income associated with the hedged transaction, with the exception of the losses resulting from discontinued cash flow hedges, which are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income.
At January 1, 2021, the estimated amount of existing gains to be reclassified into earnings within the next twelve months was $19 million.
Interest-Rate Risk — Cash Flow Hedges
At January 1, 2021, we had no treasury lock agreements (“treasury locks”) classified as cash flow hedges. At January 3, 2020, we had two treasury locks with third-party financial institution counterparties with a combined notional amount of $650 million that were classified as cash flow hedges.
On November 25, 2020, in order to fund our optional redemption of the 4.95% 2021 Notes as described in Note 14: Debt in these Notes, we completed the issuance of $650 million in aggregate principal amount of the 1.80% 2031 Notes. In connection with the L3Harris Merger, we assumed two treasury locks that were initiated in January 2019 to hedge against fluctuations in interest payments due to changes in the benchmark interest rate (10-year U.S. Treasury rate) associated with the anticipated issuance of debt to redeem or repay the 4.95% 2021 Notes. These treasury locks were terminated as planned in connection with our issuance of the 1.80% 2031 Notes during the quarter ended January 1, 2021, and because interest rates decreased during the period of the treasury locks, we made a cash payment to our counterparty and recorded an after-tax loss of $58 million in the “Accumulated other comprehensive loss” line item of our Consolidated Balance Sheet. The accumulated other comprehensive loss balance will be amortized to interest expense over the life of the 1.80% 2031 Notes. We classified the cash outflow from the termination of these treasury locks as cash used in financing activities in our Consolidated Statement of Cash Flows.
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
On November 27, 2019, in order to fund our optional redemption of the 2.7% 2020 Notes as described in Note 14: Debt in these Notes, we completed the issuance of $400 million in aggregate principal amount of the 2.90% 2029 Notes. In January 2019, we initiated a treasury lock to hedge against fluctuations in interest payments due to changes in the benchmark interest rate (10-year U.S. Treasury rate) associated with the anticipated issuance of debt to redeem or repay the 2.7% 2020 Notes. This treasury lock was terminated as planned in connection with our issuance of the 2.90% 2029 notes during the quarter ended January 3, 2020, and because interest rates decreased during the period of the treasury lock, we made a cash payment to our counterparty and recorded an after-tax loss of $24 million in the “Accumulated other comprehensive loss” line item of our Consolidated Balance Sheet. The accumulated other comprehensive loss balance will be amortized to interest expense over the life of the 2.90% 2029 Notes. We classified the cash outflow from the termination of this treasury lock as cash used in financing activities in our Consolidated Statement of Cash Flows.
The net gains or losses from interest rate derivatives recognized in earnings were not material in fiscal 2020, the two quarters ended January 3, 2020, or fiscal 2019 or 2018.
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

NOTE 21: NON-OPERATING INCOME
The components of non-operating income were as follows:

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Pension adjustment(1)	$389	$172	$186	$184
Gain on pension plan curtailment	—	23	—	—
Gain (loss) on extinguishment of debt(2)	2	(2)	—	(24)
Other	10	(1)	2	(4)
	$401	$192	$188	$156
_______________
(1)The non-service components of net periodic pension and postretirement benefit costs include interest cost, expected return on plan assets, amortization of net actuarial gain or loss and effect of curtailments or settlements.
(2)Gain associated with our optional redemption of the entire outstanding $650 million principal amount of our 4.95% 2021 Notes in fiscal 2020; loss associated with our optional redemption of the entire outstanding $400 million principal amount of our 2.7% 2020 Notes in the two quarters ended January 3, 2020; and losses associated with our optional redemption of the entire outstanding $800 million aggregate principal amount of our 2018 Redeemed Notes and the repayment in full of $253 million in remaining outstanding indebtedness under the 5-year tranche of our $1.3 billion senior unsecured term loan facility and the termination of our 2015 credit agreement in fiscal 2018. See. Note 14: Debt in these Notes for additional information.
NOTE 22: ACCUMULATED OTHER COMPREHENSIVE LOSS (“AOCI”)
The components of AOCI are summarized below:

(In millions)	Foreign currency translation	Net unrealized losses on hedging derivatives	Unrecognized postretirement obligations	Total AOCI

Balance at June 28, 2019	$(106)	$(38)	$(563)	$(707)
Other comprehensive income (loss), before income taxes	25	(23)	231	233
Income taxes	—	6	(53)	(47)
Other comprehensive income (loss) before reclassifications to earnings, net of income taxes	25	(17)	178	186
Losses reclassified to earnings(1)	—	—	18	18
Income taxes	—	—	(5)	(5)
Losses reclassified to earnings, net of income taxes	—	—	13	13
Other comprehensive income (loss), net of income taxes	25	(17)	191	199
Balance at January 3, 2020	(81)	(55)	(372)	(508)
Other comprehensive income (loss), before income taxes	16	(41)	(418)	(443)
Income taxes	—	10	105	115
Other comprehensive income (loss) before reclassifications to earnings, net of income taxes	16	(31)	(313)	(328)
Losses (gains) reclassified to earnings(1)	7	8	(21)	(6)
Income taxes	—	(2)	5	3
Losses (gains) reclassified to earnings, net of income taxes	7	6	(16)	(3)
Other comprehensive income (loss), net of income taxes	23	(25)	(329)	(331)
Balance at January 1, 2021	$(58)	$(80)	$(701)	$(839)
_______________
(1)Losses (gains) reclassified to earnings are included in the “Revenue from product sales and services,” “Business divestiture-related (losses) gains,” “Interest expense” and “Non-operating income” line items in our Consolidated Statement of Income.

NOTE 23: INCOME TAXES
Income Tax Provision
The provisions for current and deferred income taxes are summarized as follows:

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Current:
United States	$337	$11	$105	$(141)
International	76	37	9	12
State and local	45	16	8	(11)
	458	64	122	(140)
Deferred:
United States	(150)	33	15	324
International	(73)	(15)	(3)	(3)
State and local	(1)	(9)	26	25
	(224)	9	38	346
	$234	$73	$160	$206
The total income tax provision is summarized as follows:

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Continuing operations	$234	$73	$160	$206
Discontinued operations	—	—	(1)	(5)
Total income tax provision	$234	$73	$159	$201
A reconciliation of the U.S. statutory income tax rate to our effective income tax rate follows:

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

U.S. statutory income tax rate	21.0%	21.0%	21.0%	28.1%
State taxes	3.2	1.4	2.4	1.9
International income	0.4	0.9	(0.5)	(0.5)
Non-deductible goodwill impairment	5.8	—	—	—
Research and development tax credit	(9.2)	(4.7)	(4.5)	(2.9)
Foreign derived intangibles income deduction	(1.3)	(0.8)	(1.3)	—
Change in valuation allowance	0.5	(4.8)	(1.8)	0.2
U.S. production activity benefit	—	—	—	(0.9)
Equity-based compensation(1)	(1.0)	(5.4)	(2.1)	(1.8)
Settlement of tax audits	(1.8)	—	—	(2.2)
U.S. tax reform	—	—	—	0.4
Other items	0.1	0.4	1.2	0.4
Effective income tax rate	17.7%	8.0%	14.4%	22.7%
_______________
(1)Includes non-deductible equity-based compensation and excess tax benefits from equity-based compensation.
As of January 1, 2021, we estimate our outside basis difference in foreign subsidiaries that are considered indefinitely reinvested to be approximately $1 billion. The outside basis difference is comprised predominantly of purchase accounting adjustments and to a lesser extent, undistributed earnings and other equity adjustments. In the event of a disposition of the foreign subsidiaries or a distribution, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions. As of January 1, 2021, the determination of the amount of unrecognized deferred tax liability related to the outside basis difference is not practicable.
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
Deferred Income Tax Assets (Liabilities)
The components of deferred income tax assets (liabilities) were as follows:

(In millions)	January 1, 2021	January 3, 2020

Deferred tax assets:
Accruals	$315	$240
Tax loss and credit carryforwards	153	177
Share-based compensation	33	27
Capital loss carryforwards	2	44
Pension and other post-employment benefits	457	431
Operating lease obligation	202	213
Other	280	238
Valuation allowance(1)	(165)	(185)
Deferred tax assets, net	1,277	1,185

Deferred tax liabilities:
Property, plant and equipment	(91)	(159)
Unbilled receivables	(21)	(51)
Acquired intangibles	(1,934)	(2,037)
Operating lease right-of-use asset	(182)	(196)
Other	(167)	(121)
Deferred tax liabilities	(2,395)	(2,564)
Net deferred tax assets (liabilities)	$(1,118)	$(1,379)
_______________
(1)The valuation allowance has been established to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future.
Net deferred tax assets (liabilities) were classified as follows in our Consolidated Balance Sheet:

(In millions)	January 1, 2021	January 3, 2020

Non-current deferred income tax assets	$119	$102
Non-current deferred income tax liabilities	(1,237)	(1,481)
	$(1,118)	$(1,379)

Tax loss and credit carryforwards at January 1, 2021 have expiration dates ranging from less than one year and no expiration in certain instances. The tax-effected amounts of federal, international, and state and local operating loss carryforwards at January 1, 2021 were $7 million, $43 million and $15 million, respectively. The tax-effected amounts of federal, international, and state and local capital loss carryforwards were not material at January 1, 2021. The amounts of federal, international, and state and local credit carryforwards at January 1, 2021 were $6 million, $10 million and $81 million, respectively.
Loss from continuing operations before income taxes of international subsidiaries was $101 million in fiscal 2020 and income from continuing operations before income taxes of international subsidiaries was $96 million, $37 million and $43 million in the two quarters ended January 3, 2020, and in fiscal 2019 and 2018, respectively. We paid $394 million in income taxes, net of refunds received, in fiscal 2020; received $8 million in income tax refunds, net of income taxes paid, in the two quarters ended January 3, 2020; paid $137 million in income taxes, net of refunds received, in fiscal 2019; and received $8 million in income tax refunds, net of income taxes paid, in fiscal 2018.
Tax Uncertainties
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Balance at beginning of period	$438	$204	$102	$90
Additions based on tax positions taken during current period	60	35	31	17
Additions based on tax positions taken during prior periods	21	—	80	23
Additions for tax positions related to acquired entities	116	226	—	—
Decreases based on tax positions taken during prior periods	(82)	(7)	(9)	(28)
Decreases from lapse in statutes of limitations	(3)	(20)	—	—
Decreases from settlements	(8)	—	—	—
Balance at end of period	$542	$438	$204	$102
As of January 1, 2021, we had $542 million of unrecognized tax benefits, of which $453 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. As of January 3, 2020, we had $438 million of unrecognized tax benefits, of which $313 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We recognized interest and penalties of $14 million and $2 million in fiscal 2020 and the two quarters ended January 3, 2020, respectively, and none in fiscal 2019. We had accrued $47 million for the potential payment of interest and penalties as of January 1, 2021 (and this amount was not included in the $542 million of unrecognized tax benefits balance at January 1, 2021 shown above). We had accrued $31 million for the potential payment of interest and penalties as of January 3, 2020 (and this amount was not included in the $438 million of unrecognized tax benefits balance at January 3, 2020 shown above).
We file numerous separate and consolidated income tax returns reporting our financial results and, where appropriate, those of our subsidiaries and affiliates, in the U.S. Federal jurisdiction and various state, local and foreign jurisdictions. Pursuant to the Compliance Assurance Process, the IRS is examining the Harris federal tax returns for fiscal 2017, 2018 and 2019 and refund claims related to fiscal 2010 through 2016. In addition, legacy L3’s federal tax returns for calendar years 2017 and 2018 are currently under IRS examination and refund claims related to calendar years 2012, 2013, 2015 and 2016 have been filed with the IRS.
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

At January 1, 2021, our ending backlog was $21.7 billion. We expect to recognize approximately 54 percent of the revenue associated with this backlog by the end of 2021 and approximately 85 percent by the end of 2023, with the remainder to be recognized thereafter. At January 3, 2020, our ending backlog was $20.6 billion, including $380 million of backlog associated with the airport security and automation business, which was divested during the quarter ended July 3, 2020.
NOTE 25: BUSINESS SEGMENTS
We structure our operations primarily around the products, systems and services we sell and the markets we serve, and we report the financial results of our continuing operations in the following four operating segments, which are also our reportable segments and are referred to as our business segments:
•Integrated Mission Systems, including multi-mission ISR and communication systems; integrated electrical and electronic systems for maritime platforms; and advanced electro-optical and infrared solutions;
•Space and Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber defense; mission avionics; and electronic warfare;
•Communication Systems, including tactical communications; broadband communications; integrated vision solutions; and public safety; and
•Aviation Systems, including defense aviation; commercial aviation products; commercial and military pilot training; and mission networks for air traffic management.
During the first quarter of fiscal 2020, we adjusted our segment reporting to better align our businesses and transferred two businesses between our Integrated Mission Systems and Space and Airborne Systems segments. The historical results, discussion and presentation of our business segments as set forth in our Consolidated Financial Statements and these Notes reflect the impact of these adjustments to our segment reporting for all periods presented in order to present the segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these adjustments.
As described in more detail in Note 3: Business Divestitures and Asset Sales and elsewhere in these Notes, during the Fiscal Transition Period and fiscal 2020, we completed the following business divestitures:
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

Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Revenue
Integrated Mission Systems	$5,538	$2,758	$52	$55
Space and Airborne Systems	4,946	2,377	3,711	3,294
Communication Systems	4,443	2,151	2,208	2,015
Aviation Systems	3,448	2,038	672	668
Other non-reportable business segments(1)	—	23	165	148
Corporate eliminations	(181)	(84)	(7)	(12)
	$18,194	$9,263	$6,801	$6,168
Income from Continuing Operations before Income Taxes
Segment Operating Income:
Integrated Mission Systems	$847	$371	$10	$9
Space and Airborne Systems	932	447	696	626
Communication Systems	1,084	493	637	561
Aviation Systems	(177)	289	76	54
Other non-reportable business segments(1)	—	—	27	20
Unallocated corporate expenses and corporate eliminations(2)	(109)	(139)	(2)	(65)
L3Harris Merger-related transaction, integration and other expenses and losses	(130)	(273)	(65)	—
L3Harris Merger-related restructuring costs	(10)	(117)	—	—
Amortization of acquisition-related intangibles(3)	(709)	(289)	(101)	(101)
Impairment of identifiable intangible assets	(113)	—	—	—
Business divestiture-related (losses) gains	(51)	229	—	—
Pension adjustment	(389)	(172)	(186)	(184)
Non-operating income	401	192	188	156
Net interest expense	(254)	(123)	(167)	(168)
Total income from continuing operations before income taxes	$1,322	$908	$1,113	$908
_______________
(1)Includes the operating results of the Harris Night Vision business prior to the date of divestiture on September 13, 2019. See Note 3: Business Divestitures and Asset Sales in these Notes for more information.
(2)For fiscal 2020 includes: (i) $31 million of additional cost of sales related to the fair value step-up in inventory sold (see Note 5: Business Combination in these Notes for more information); (ii) a $22 million gain on sale of property, plant and equipment; (iii) a $14 million non-cash goodwill impairment charge related to a potential divestiture, (iv) $13 million of divestiture-related expenses; (v) a $5 million non-cash goodwill impairment charge related to the divestiture of the Applied Kilovolts and Analytical Instrumentation business; and (vi) a $2 million non-cash cumulative adjustment to lease expense. For the two quarters ended January 3, 2020 includes: (i) $142 million of additional cost of sales related to the fair value step-up in inventory sold; (ii) a $12 million gain on the sale of an asset group; and (iii) a $10 million non-cash cumulative adjustment to lease expense. For fiscal 2018 includes: (i) $47 million of charges related to our decision to transition and exit a commercial air-to-ground LTE radio communications line of business and other items; (ii) a $12 million non-cash adjustment for deferred compensation; and (iii) $5 million of Exelis acquisition-related and other charges.
(3)Includes $609 million and $239 million of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger for fiscal 2020 and the two quarters ended January 3, 2020, respectively; and $100 million, $50 million, $101 million and $101 million of amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis for fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively. Because the L3Harris Merger and the acquisition of Exelis benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired was not allocated to any segment.
Disaggregation of Revenue
We disaggregate revenue for all four business segments by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

Integrated Mission Systems: Integrated Mission Systems revenue is primarily derived from U.S. Government development and production contracts and is generally recognized over time using the POC cost-to-cost revenue recognition method.

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Revenue By Customer Relationship
Prime contractor	$3,718	$1,892	$27	$26
Subcontractor	1,820	866	25	29
	$5,538	$2,758	$52	$55
Revenue By Contract Type
Fixed-price(1)	$4,179	$2,121	$52	$54
Cost-reimbursable	1,359	637	—	1
	$5,538	$2,758	$52	$55
Revenue By Geographical Region
United States	$4,389	$2,146	$30	$40
International	1,149	612	22	15
	$5,538	$2,758	$52	$55
_______________
(1)Includes revenue derived from time-and-materials contracts.
Space and Airborne Systems: Space and Airborne Systems revenue is primarily derived from U.S. Government development and production contracts and is generally recognized over time using the POC cost-to-cost revenue recognition method.

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Revenue By Customer Relationship
Prime contractor	$2,684	$1,348	$2,244	$2,152
Subcontractor	2,262	1,029	1,467	1,142
	$4,946	$2,377	$3,711	$3,294
Revenue By Contract Type
Fixed-price(1)	$2,838	$1,384	$2,093	$1,625
Cost-reimbursable	2,108	993	1,618	1,669
	$4,946	$2,377	$3,711	$3,294
Revenue By Geographical Region
United States	$4,195	$2,043	$3,255	$2,936
International	751	334	456	358
	$4,946	$2,377	$3,711	$3,294
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

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Revenue By Customer Relationship(1)
Prime contractor	$3,102	$1,406
Subcontractor	1,341	745
	$4,443	$2,151
Revenue By Contract Type(1)
Fixed-price(2)	$3,805	$1,849
Cost-reimbursable	638	302
	$4,443	$2,151
Revenue By Geographical Region
United States	$3,204	$1,518	$1,281	$1,031
International	1,239	633	927	984
	$4,443	$2,151	$2,208	$2,015
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

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Revenue By Customer Relationship
Prime contractor	$2,258	$1,246	$654	$656
Subcontractor	1,190	792	18	12
	$3,448	$2,038	$672	$668
Revenue By Contract Type
Fixed-price(1)	$2,809	$1,688	$587	$582
Cost-reimbursable	639	350	85	86
	$3,448	$2,038	$672	$668
Revenue By Geographical Region
United States	$2,843	$1,514	$644	$627
International	605	524	28	41
	$3,448	$2,038	$672	$668
______________
(1)Includes revenue derived from time-and-materials contracts.

Total assets by business segment is as follows:

(In millions)	January 1, 2021	January 3, 2020

Total Assets
Integrated Mission Systems	$8,906	$7,888
Space and Airborne Systems	6,943	6,837
Communication Systems	5,746	5,930
Aviation Systems	5,026	7,569
Corporate(1)	10,339	10,112
	$36,960	$38,336
_______________
(1)Identifiable intangible assets acquired in connection with the L3Harris Merger in the two quarters ended January 3, 2020 and our acquisition of Exelis in fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Identifiable intangible asset balances recorded as Corporate assets were $7.9 billion and $8.5 billion at January 1, 2021 and January 3, 2020, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, as well as any assets of discontinued operations and divestitures. See Note 3: Business Divestitures and Asset Sales in these Notes for additional information.
Other selected financial information by business segment and geographical area is summarized below:

	Fiscal Year Ended	Two Quarters Ended	Fiscal Years Ended
(In millions)	January 1, 2021	January 3, 2020	June 28, 2019	June 29, 2018

Capital Expenditures
Integrated Mission Systems	$67	$29	$1	$1
Space and Airborne Systems	92	36	48	49
Communication Systems	58	22	29	25
Aviation Systems	87	64	54	37
Other non-reportable business segments(1)	—	—	6	4
Corporate	64	22	23	20
	$368	$173	$161	$136
Depreciation and Amortization
Integrated Mission Systems	$70	$37	$2	$2
Space and Airborne Systems	66	31	50	54
Communication Systems	61	32	49	54
Aviation Systems	103	53	29	22
Other non-reportable business segments(1)	—	—	3	5
Corporate	732	289	125	122
	$1,032	$442	$258	$259
Geographical Information for Continuing Operations
U.S. operations:
Revenue	$16,998	$8,485	$6,530	$5,854
Long-lived assets(2)	$1,949	$1,865	$866	$892
International operations:
Revenue	$1,196	$778	$271	$314
Long-lived assets(2)	$153	$252	$28	$8
_______________
(1)Includes capital expenditures and depreciation and amortization of the Harris Night Vision business prior to the date of divestiture on September 13, 2019. See Note 3: Business Divestitures and Asset Sales in these Notes for more information.
(2)Long-lived assets are net fixed assets attributed to the respective geographic regions.
In addition to depreciation and amortization expense related to property, plant and equipment, “Depreciation and Amortization” in the table above also includes $714 million $285 million, $120 million and $116 million of amortization related to identifiable intangible assets, debt premium, debt discount, debt issuance costs and other items in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively.

Our products and systems are produced principally in the U.S. with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 5 percent of our total revenue in fiscal 2020, the two quarters ended January 3, 2020, or fiscal 2019 or 2018.
Sales made to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, by all segments as a percentage of total revenue were 78 percent, 73 percent, 77 percent and 75 percent in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively. Revenue from services in fiscal 2020 was 34 percent, 16 percent, 15 percent and 38 percent of total revenue in our Integrated Mission Systems, Space and Airborne Systems, Communication Systems and Aviation Systems segments, respectively.
Revenue from products and services where the end consumer is located outside the U.S., including foreign military sales through the U.S. Government, was $3.7 billion (20 percent of our revenue), $2.0 billion (21 percent of our revenue), $1.5 billion (22 percent of our revenue) and $1.4 billion (23 percent of our revenue) in fiscal 2020, the two quarters ended January 3, 2020, and fiscal 2019 and 2018, respectively. Export revenue and revenue from international operations in fiscal 2020 was principally from the EMEA (Europe, Middle East and Africa) and APAC (Asia-Pacific) regions and Canada.
NOTE 26: LEGAL PROCEEDINGS AND CONTINGENCIES
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At January 1, 2021, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at January 1, 2021 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
Tax Audits
Our tax filings are subject to audit by taxing authorities in jurisdictions where we conduct or conducted business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or ultimately through legal proceedings. We believe we have adequately accrued for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different from the amounts recorded in our Consolidated Financial Statements. Additional information regarding audits and examinations by taxing authorities of our tax filings is set forth in Note 23: Income Taxes in these Notes.
International
 As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under U.S. export control laws (such as ITAR), the FCPA and other similar U.S. and international laws.
In September 2019, we reached an administrative settlement with the Department of State to resolve alleged U.S. export control regulation violations. Under the terms of the settlement we have committed to strengthen our trade compliance program under the supervision of a special compliance officer and will pay a civil penalty of $13 million over three years (with $6.5 million suspended on the condition of use for qualified remedial compliance measures). The settlement did not result in any debarment or limitation on export licensing.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice,, Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis, of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at January 1, 2021 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.

NOTE 27: TRANSITION PERIOD COMPARATIVE DATA (UNAUDITED)
The following table presents certain comparative financial information for fiscal 2020 compared with the four quarters ended January 3, 2020 (Unaudited) and two quarters ended January 3, 2020 compared with the two quarters ended December 28, 2018 (Unaudited). Due to the L3Harris Merger on June 29, 2019, fiscal 2020 and the two quarters ended January 3, 2020 reflect the results of the combined Company, while the four quarters ended January 3, 2020 reflect the results of only Harris operating businesses for the two quarters ended June 28, 2019 and the results of the combined Company for the two quarters ended January 3, 2020. The two quarters ended December 28, 2018 reflect the results of only Harris operating businesses. Due to the significance of the L3 operating businesses included in the combined Company results following the L3Harris Merger, the reported results for fiscal 2020 and the two quarters ended January 3, 2020 generally are not comparable to the four quarters ended January 3, 2020 and two quarters ended December 28, 2018, respectively.

	Fiscal Year Ended	Four Quarters Ended	Two Quarters Ended
(In millions, except per share amounts)	January 1, 2021	January 3, 2020	January 3, 2020	December 28, 2018
		(Unaudited)		(Unaudited)

Revenue from product sales and services	$18,194	$12,856	$9,263	$3,208
Cost of product sales and services	(12,886)	(9,088)	(6,726)	(2,105)
Engineering, selling and administrative expenses	(3,315)	(2,540)	(1,881)	(583)
Business divestiture-related (losses) gains	(51)	229	229	—
Impairment of goodwill and other assets	(767)	(46)	(46)	—
Non-operating income	401	286	192	94
Interest income	16	13	12	1
Interest expense	(270)	(217)	(135)	(87)
Income from continuing operations before income taxes	1,322	1,493	908	528
Income taxes	(234)	(146)	(73)	(87)
Income from continuing operations	1,088	1,347	835	441
Discontinued operations, net of income taxes	(2)	(2)	(1)	(3)
Net income	1,086	1,345	834	438
Noncontrolling interests, net of income taxes	33	(12)	(12)	—
Net income attributable to L3Harris Technologies, Inc.	$1,119	$1,333	$822	$438

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Net income per common share
Basic
Continuing operations	$5.24	$8.04	$3.72	$3.74
Discontinued operations	(0.01)	—	—	(0.03)
	$5.23	$8.04	$3.72	$3.71
Diluted
Continuing operations	$5.19	$7.90	$3.68	$3.66
Discontinued operations	—	(0.01)	(0.01)	(0.02)
	$5.19	$7.89	$3.67	$3.64

Basic weighted average common shares outstanding	214.0	166.0	221.2	117.8
Diluted weighted average common shares outstanding	215.9	169.0	223.7	120.3
NOTE 28: SUBSEQUENT EVENTS
Share Repurchase Authorization
On January 28, 2021, we announced that our Board of Directors approved a new $6 billion share repurchase authorization under our repurchase program that was in addition to the remaining unused authorization of $210 million, for a total unused authorization of $6.2 billion. Although our repurchase program does not have a stated expiration date, we announced that we currently expect to repurchase up to $2.3 billion in shares in fiscal 2021, exclusive of any proceeds from divestitures that we may complete, but we can give no assurances regarding the level and timing of shares repurchases. Repurchases under our repurchase program may be made through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time.
Pending Divestitures
Subsequent to the end of fiscal 2020, we entered into definitive agreements to divest two businesses in connection with our process to reshape our business portfolio to focus on core technologies following the L3Harris Merger. Each divestiture is subject to regulatory review and other customary closing conditions, and we expect to close the divestitures in the second half of fiscal 2021 and to use proceeds from the divestitures to repurchase shares of our common stock; however, there can be no assurances that the conditions will be satisfied (or waived, if applicable) or that closing will occur in the second half of fiscal 2021 or at all or regarding the use of proceeds. Because the two businesses did not meet the held for sale criteria as of January 1, 2021, the assets and liabilities of the businesses were not classified as held for sale in our Consolidated Balance Sheet at January 1, 2021.
Military training business. On February 27, 2021, we entered into a definitive agreement to sell our military training business to CAE USA Inc., a subsidiary of CAE Inc., for $1.05 billion in cash, subject to adjustments set forth in the definitive agreement. The military training business provides flight simulation solutions and training services to DoD and foreign military agencies. The military training business is part of our Aviation Systems segment and had approximately $500 million in fiscal 2020 revenue.
CPS business. On March 1, 2021, we entered into a definitive agreement to sell our Combat Propulsion Systems and related businesses (“CPS business”) to RENK AG for approximately $400 million in cash, subject to adjustments set forth in the definitive agreement. The CPS business engineers, designs, manufactures and remanufactures engines, transmissions, suspensions and turret drive systems for tracked and wheeled combat vehicle systems. The CPS business is part of our Aviation Systems segment and had approximately $230 million in fiscal 2020 revenue.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of January 1, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of January 1, 2021 our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. We evaluated the impacts of COVID on our ability to maintain effective internal controls and concluded that our internal control environment was not materially affected during fiscal 2020. Other than changes related to incorporating our controls and procedures with respect to L3’s operations, there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Evaluation of Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 1, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of January 1, 2021. “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Report. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, our independent registered public accounting firm, whose unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Report.

ITEM 9B.	OTHER INFORMATION.
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our directors, executive officers and corporate governance is included in our Proxy Statement for our 2021 Annual Meeting of Shareholders scheduled to be held on April 23, 2021 (our “2021 Proxy Statement”), which is expected to be filed within 120 days after the end of our fiscal 2020.
(a) Identification of Directors:    The information required by this Item with respect to our directors is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors and Nominees for Election in our 2021 Proxy Statement.
(b) Identification of Executive Officers:    Certain information regarding our executive officers is included in Part I of this Report under the heading “Information about our Executive Officers” in accordance with General Instruction G(3) of Form 10-K.
(c) Audit Committee Information; Financial Expert:    The information required by this Item with respect to the Audit Committee of our Board of Directors and “audit committee financial experts” is incorporated herein by reference to the discussions under the headings Corporate Governance and Board Committees, Audit Committee in our 2021 Proxy Statement.
(d) Delinquent Section 16(a) Reports:    Information related to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Delinquent Section 16(a) Reports in our 2021 Proxy Statement.
(e) Code of Ethics:    All of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Code of Conduct. Our Code of Conduct is posted on our website at https://www.l3harris.com/content/code-of-conduct and is also available free of charge by written request to our Director of Ethics and Compliance, L3Harris Technologies, Inc., 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose on the Code of Conduct section of our website at https://www.l3harris.com/content/code-of-conduct any amendment to, or waiver from, our Code of Conduct that is required to be disclosed to shareholders, within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Code of Conduct in our 2021 Proxy Statement.
(f) Policy for Nominees:    The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion contained under the heading Director Nomination Process in our 2021 Proxy Statement concerning procedures by which shareholders may recommend nominees to our Board of Directors, submit nominees for inclusion in our proxy materials pursuant to our “proxy access” provision of our By-Laws or directly propose nominees for consideration pursuant to our By-Laws but not pursuant to the proxy access provision . No material changes to those procedures have occurred since the disclosure regarding those procedures in our Proxy Statement for our 2020 Annual Meeting of Shareholders.
Additional information concerning requirements and procedures for shareholders directly nominating directors is contained under the heading Shareholder Nominations and Proposals in our 2021 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item with respect to compensation of our directors and executive officers is incorporated herein by reference to the discussions under the headings Director Compensation and Benefits, Compensation Discussion and Analysis and Compensation Committee Report in our 2021 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table provides information as of January 1, 2021 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	5,206,192	$127.93	19,402,884
Equity compensation plans not approved by shareholders	—	—	—
Total	5,206,192	$127.93	19,402,884
_______________
(1) Consists of the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) (the “2005 EIP”) and the L3Harris Technologies, Inc. 2015 Equity Incentive Plan (As Amended and Restated Effective August 28, 2020) (the “2015 EIP”), as well as employee stock incentive plans of L3 assumed by L3Harris (collectively with the 2005 EIP and the 2015 EIP, the “L3Harris SIPs”). No additional awards may be granted under the 2005 EIP.
(2) Under the L3Harris SIPs, in addition to options, we have granted share-based compensation awards in the form of performance shares, shares of restricted stock, performance share units, restricted stock units, shares of immediately vested common stock and other similar types of share-based awards. As of January 1, 2021, there were awards outstanding under those plans with respect to 948,615 shares, consisting of (i) awards of 64,059 shares of restricted stock, for which all 64,059 shares were issued and outstanding; and (ii) awards of 884,556 performance share units and restricted stock units, for which all 884,556 were payable in shares but for which no shares were yet issued and outstanding. The 5,206,192 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 4,321,636 outstanding options and in respect of awards of 884,556 performance share units and restricted stock units payable in shares. Because there is no exercise price associated with awards of shares of restricted stock, performance share units or restricted stock units, all of which are granted to employees at no cost, such awards are not included in the weighted-average exercise price calculation in column (b).
See Note 16: Stock Options and Other Share-Based Compensation in the Notes for a general description of our share-based incentive plans.
The other information required by this Item with respect to security ownership of certain of our beneficial owners and management is incorporated herein by reference to the discussions under the headings Principal Shareholders and Shares Owned By Directors, Nominees and Executive Officers in our 2021 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the discussions under the headings Director Independence Standards and Related Person Transaction Policy in our 2021 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2021 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as a part of this Report:

Page
(1) List of Financial Statements Filed as Part of this Report:
The following financial statements and reports of L3Harris Technologies, Inc. and its consolidated subsidiaries are included in Item 8 of this Report at the page numbers referenced below:
Management’s Report on Internal Control Over Financial Reporting	71
Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements	72
Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	75
Consolidated Statement of Income — Fiscal Year Ended January 1, 2021; Two Quarters Ended January 3, 2020; and Fiscal Years Ended June 28, 2019 and June 29, 2018	76
Consolidated Statement of Comprehensive Income — Fiscal Year Ended January 1, 2021; Two Quarters Ended January 3, 2020; and Fiscal Years Ended June 28, 2019 and June 29, 2018	77
Consolidated Balance Sheet — January 1, 2021 and January 3, 2020	78
Consolidated Statement of Cash Flows — Fiscal Year Ended January 1, 2021; Two Quarters ended January 3, 2020; and Fiscal Years Ended June 28, 2019 and June 29, 2018	79
Consolidated Statement of Equity — Fiscal Year ended January 1, 2021; Two Quarters ended January 3, 2020 and Fiscal Years ended June 28, 2019; June 29, 2018	80
Notes to Consolidated Financial Statements	81
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
(3)(a) Restated Certificate of Incorporation of L3Harris Technologies, Inc. (1995), as amended, incorporated herein by reference to Exhibit 3(a) to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2020. (Commission File Number 1-3863)
(3)(b) Amended and Restated By-Laws of L3Harris Technologies, Inc., incorporated herein by reference to Exhibit 3.1 to L3Harris Technologies Inc.’s Current Report on Form 8-K filed with the SEC on April 7, 2020. (Commission File Number 1-3863)
(4)(a) Specimen Stock Certificate for L3Harris Technologies, Inc.’s common stock, incorporated herein by reference to Exhibit 4 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
(4)(b) (i) Indenture, dated as of May 1, 1996, between Harris Corporation and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Harris Corporation when and as authorized by Harris Corporation’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to Harris Corporation’s Registration Statement on Form S-3, Registration Statement No. 333-03111, filed with the SEC on May 3, 1996.

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
**(4)(c) (i) Indenture, dated as of October 1, 1990, between Harris Corporation and U.S. Bank National Association (as successor to National City Bank), as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Harris Corporation when and as authorized by Harris Corporation’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to Harris Corporation’s Registration Statement on Form S-3, Registration Statement No. 33-35315, filed with the SEC on June 8, 1990.
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
(4)(d)(i) Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Harris Corporation when and as authorized by Harris Corporation’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(b) to Harris Corporation’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003
(ii) Instrument of Resignation of Trustee, Appointment and Acceptance of Successor Trustee, dated as of June 2, 2009, among Harris Corporation, The Bank of New York Mellon (formerly known as The Bank of New York) and The Bank of New York Mellon Trust Company, N.A., as to Indenture dated as of September 3, 2003, incorporated herein by reference to Exhibit 4(m) to Harris Corporation’s Registration Statement on Form S-3, Registration Statement No. 333-159688, filed with the SEC on June 3, 2009
(iii) Supplemental Indenture, dated June 2, 2015, among Harris Corporation, Exelis Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York), to the Indenture dated as of September 3, 2003 between Harris Corporation and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York), incorporated herein by reference to Exhibit 4.3 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on June 2, 2015. (Commission File Number 1-3863)
(4)(e) (i) Subordinated Indenture, dated as of September 3, 2003, between Harris Corporation and The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by Harris Corporation when and as authorized by the Harris Corporation’s Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(c) to the Harris Corporation’s Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003
(ii) Instrument of Resignation of Trustee, Appointment and Acceptance of Successor Trustee, dated as of June 2, 2009, among Harris Corporation, The Bank of New York Mellon (formerly known as The Bank of New York) and The Bank of New York Mellon Trust Company, N.A., as to Subordinated Indenture dated as of September 3, 2003, incorporated herein by reference to Exhibit 4(n) to Harris Corporation’s Registration Statement on Form S-3, Registration Statement No. 333-159688, filed with the SEC on June 3, 2009
(4)(f) Form of Floating Rate Global Note due March 2023, incorporated herein by reference to Exhibit 4.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2020. (Commission File Number 1-3863)
(4)(g) Form of 3.832% Global Note due 2025, incorporated herein by reference to Exhibit 4.3 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)
(4)(h) Form of 4.400% Global Note due 2028, incorporated herein by reference to Exhibit 4.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on June 4, 2018. (Commission File Number 1-3863)

(4)(i) Form of 2.90% Global Note due 2029, incorporated herein by reference to Exhibit 4.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on November 27, 2019. (Commission File Number 1-3863)
(4)(j) Form of 1.80% Global Note due 2031, incorporated herein by reference to Exhibit 4.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on November 25, 2020. (Commission File Number 1-3863)
(4)(k) Form of 4.854% Global Note due 2035, incorporated herein by reference to Exhibit 4.4 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)
(4)(l) Form of 6.15% Global Note due 2040, incorporated herein by reference to Exhibit 4.2 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on December 3, 2010. (Commission File Number 1-3863)
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
(4)(o) Form of New L3Harris 3.850% 2023 Rule 144A Note, incorporated herein by reference to Exhibit 4.4 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(p) Form of New L3Harris 3.850% 2023 Regulation S Note, incorporated herein by reference to Exhibit 4.5 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(q) Form of New L3Harris 3.950% 2024 Rule 144A Note, incorporated herein by reference to Exhibit 4.6 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(r) Form of New L3Harris 3.950% 2024 Regulation S Note, incorporated herein by reference to Exhibit 4.7 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(s) Form of New L3Harris 3.850% 2026 Rule 144A Note, incorporated herein by reference to Exhibit 4.8 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(t) Form of New L3Harris 3.850% 2026 Regulation S Note, incorporated herein by reference to Exhibit 4.9 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(u) Form of New L3Harris 4.400% 2028 Rule 144A Note, incorporated herein by reference to Exhibit 4.10 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(v) Form of New L3Harris 4.400% 2028 Regulation S Note, incorporated herein by reference to Exhibit 4.11 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
(4)(w) Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), L3Harris Technologies, Inc. by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of L3Harris Technologies, Inc. or L3 Technologies, Inc.
(4)(x) Description of L3Harris Technologies, Inc.’s Securities, incorporated by reference to Exhibit (4)(z) to L3Harris Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended June 28, 2019. (Commission File Number 1-3863)
*(10)(a) Form of Director and Officer Indemnification Agreement, for use on or after June 29, 2019, incorporated herein by reference to Exhibit 10.5 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(b) Form of Executive Change in Control Severance Agreement, effective as of, and for use after, April 22, 2010, incorporated herein by reference to Exhibit 10(o) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

*(10)(c) L3Harris Technologies, Inc. Executive Change in Control Severance Plan, effective as of March 1, 2020, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 4, 2020. (Commission File Number 1-3863)
*(10)(d) L3Harris Technologies, Inc. Severance Pay Plan, effective as of March 1, 2020, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 4, 2020. (Commission File Number 1-3863)
*(10)(e) L3Harris Technologies, Inc. Annual Incentive Plan (Amended and Restated Effective as of August 28, 2020), incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on September 1, 2020. (Commission File Number 1-3863)
*(10)(f) (i) 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.4 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)
(ii) Form of Stock Option Award Agreement Terms and Conditions (as of July 3, 2010) for grants under the 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(c) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)
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
*(10)(g) (i) 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on October 28, 2015. (Commission File Number 1-3863)
(ii) 2015 Equity Incentive Plan Stock Option Award Agreement Terms and Conditions (as of October 23, 2015), incorporated herein by reference to Exhibit 10(f) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
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
(x) Non-Employee Director Share Unit Agreement Terms and Conditions (as of June 29, 2019), incorporated herein by reference to Exhibit 10(f)(x) to L3Harris Technologies, Inc.’s Transition Report on Form 10-KT for the fiscal year ended January 3, 2020. (Commission File Number 1-3863)
(xi) L3Harris Technologies, Inc. Restricted Unit Award Agreement Terms and Conditions (as of February 5, 2020), incorporated herein by reference to Exhibit 10.3 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2020. (Commission File Number 1-3863)
(xii) L3Harris Technologies, Inc. Performance Unit Award Agreement Terms and Conditions (as of February 28, 2020), incorporated herein by reference to Exhibit 10.4 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2020. (Commission File Number 1-3863)
(xiii) L3Harris Technologies, Inc. Stock Option Award Agreement Terms and Conditions (as of February 28, 2020), incorporated herein by reference to Exhibit 10.5 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2020. (Commission File Number 1-3863)
*(10)(h) L3Harris Technologies, Inc. 2015 Equity Incentive Plan (Amended and Restated Effective as of August 28, 2020), incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on September 1, 2020. (Commission File Number 1-3863)
*10(i) (i) L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2020), incorporated herein by reference to Exhibit 10(g) to L3Harris Technologies, Inc.’s Transition Report on Form 10-KT for the fiscal year ended January 3, 2020. (Commission File Number 1-3863)
(ii) Amendment One to the L3Harris Retirement Savings Plan (amended and restated as of January 1, 2020), dated February 19, 2020 and effective February 1, 2020, incorporated herein by reference to Exhibit 10.6 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2020. (Commission File Number 1-3863)
(iii) Amendment Two to the L3Harris Retirement Savings Plan (amended and restated as of January 1, 2020), dated February 28, 2020 and effective March 1, 2020, incorporated herein by reference to Exhibit 10.7 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2020. (Commission File Number 1-3863)
(iv) Amendment Three to the L3Harris Retirement Savings Plan (amended and restated as of January 1, 2020), dated May 1, 2020, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2020. (Commission File Number 1-3863)
(v) Amendment Four to the L3Harris Retirement Savings Plan (amended and restated as of January 1, 2020), dated July 8, 2020, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 3, 2020. (Commission File Number 1-3863)
*(10)(j) L3Harris Excess Retirement Savings Plan, as amended and restated effective January 1, 2020, incorporated herein by reference to Exhibit 10(h) to L3Harris Technologies, Inc.’s Transition Report on Form 10-KT for the fiscal year ended January 3, 2020. (Commission File Number 1-3863)
*(10)(k) L3Harris Technologies, Inc. 2019 Non-Employee Director Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(j) to L3Harris Technologies, Inc.’s Transition Report on Form 10-KT for the fiscal year ended January 3, 2020. (Commission File Number 1-3863)
*(10)(l) (i) Amended and Restated Master Trust Agreement and Declaration of Trust, made as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(c) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)
(ii) Amendment to the Harris Corporation Master Trust, dated May 21, 2009, incorporated herein by reference to Exhibit 10(m)(ii) to Harris Corporation’s Annual Report on Form 10-K for the fiscal year ended July 3, 2009. (Commission File Number 1-3863)
(iii) Amendment to the Harris Corporation Master Trust, dated December 8, 2009 and effective December 31, 2009, incorporated herein by reference to Exhibit 4(e)(iii) to Harris Corporation’s Registration Statement on Form S-8, Registration Statement No. 333-163647, filed with the SEC on December 10, 2009

(iv) Amendment to the Harris Corporation Master Trust, dated and effective May 3, 2010, incorporated herein by reference to Exhibit 4(e)(iv) to Harris Corporation’s Registration Statement on Form S-8, Registration Statement No. 333-222821, filed with the SEC on February 1, 2018
*(10)(m) (i)Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(d) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)
(ii) First Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated September 24, 2004, incorporated herein by reference to Exhibit 10(b) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004. (Commission File Number 1-3863)
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
*(10)(r) (i) Employment Agreement, dated October 8, 2011 and effective November 1, 2011, by and between Harris Corporation and William M. Brown, incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on October 11, 2011. (Commission File Number 1-3863)
(ii)Employment Agreement Amendment, dated October 12, 2018, by and between Harris Corporation and William M. Brown, incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2018. (Commission File Number 1-3863)
*(10)(s) Letter Agreement with Christopher E. Kubasik, dated as of November 5, 2018, incorporated herein by reference to Exhibit 10.4 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(t) Offer Letter Agreement with Jesus Malave Jr., dated as of June 6, 2019, incorporated herein by reference to Exhibit 10.3 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(u) Offer Letter Agreement, dated March 6, 2015, between Harris Corporation and Todd Taylor, incorporated herein by reference to Exhibit 10(e) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2015. (Commission File Number 1-3863)

*(10)(v) Summary of Annual Compensation of Non-Employee Directors of L3Harris Technologies, Inc., effective as of June 29, 2019, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
***(10)(w) Revolving Credit Agreement, dated June 28, 2019, among Harris Corporation and certain of its Subsidiaries from time to time, as the Borrowers, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, L/C Issuer and Swingline Lender, Citibank, N.A., Bank of America, N.A., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as Co-Syndication Agents and JPMorgan Chase Bank, N.A., Citibank, N.A., Bank of America Securities, Inc., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(x) (i) L3Harris Salaried Pension Plan (as amended and restated as of August 31, 2020)
(ii) Amendment Number One to the L3Harris Salaried Pension Plan, dated December 22, 2020
*(10)(y) (i) L3Harris Link Simulation and Training Pension Plan (restated effective as of August 31, 2020)
(ii) Amendment Number One to the L3Harris Link Simulation and Training Pension Plan, dated December 22, 2020
*(10)(z) L3Harris Supplemental Executive Retirement Plan (restated January 2, 2020)
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
(31.1)    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)    Section 1350 Certification of Chief Executive Officer.
(32.2)    Section 1350 Certification of Chief Financial Officer.
(101) The financial information from L3Harris Technologies, Inc.’s Annual Report on Form 10-K for the period from January 4, 2020 to January 1, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders Equity, (v) the Consolidated Statement of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.
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

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: March 1, 2021	By:	/S/ WILLIAM M. BROWN
William M. Brown
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ WILLIAM M. BROWN	Chairman and Chief Executive Officer (Principal Executive Officer)	March 1, 2021
William M. Brown

	/s/ CHRISTOPHER E. KUBASIK	Vice Chairman, President and Chief Operating Officer	March 1, 2021
Christopher E. Kubasik

	/s/ JESUS MALAVE JR.	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2021
Jesus Malave Jr.

	/s/ TODD A. TAYLOR	Vice President, Principal Accounting Officer (Principal Accounting Officer)	March 1, 2021
Todd A. Taylor

	/s/ SALLIE B. BAILEY*	Director	March 1, 2021
Sallie B. Bailey

	/s/ PETER W. CHIARELLI*	Director	March 1, 2021
Peter W. Chiarelli

	/s/ THOMAS A. CORCORAN*	Director	March 1, 2021
Thomas A. Corcoran

	/s/ THOMAS A. DATTILO*	Director	March 1, 2021
Thomas A. Dattilo

	/s/ ROGER B. FRADIN*	Director	March 1, 2021
Roger B. Fradin

	/s/ LEWIS HAY III*	Director	March 1, 2021
Lewis Hay III

	/s/ LEWIS KRAMER*	Director	March 1, 2021
Lewis Kramer

	/s/ RITA S. LANE*	Director	March 1, 2021
Rita S. Lane

	/s/ ROBERT B. MILLARD*	Director	March 1, 2021
Robert B. Millard

	/s/ LLOYD W. NEWTON*	Director	March 1, 2021
Lloyd W. Newton

*By:	/s/ SCOTT T. MIKUEN
Scott T. Mikuen
Attorney-in-Fact
pursuant to a power of attorney