Form 10-Q
period 2021-04-02
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2021-05-03
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the
Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No
The number of shares outstanding of the registrant’s common stock as of April 30, 2021 was 204,983,822 shares.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended April 2, 2021
This Report contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
(In millions, except per share amounts)	April 2, 2021	April 3, 2020

Revenue from product sales and services	$4,567	$4,626
Cost of product sales and services	(3,213)	(3,298)
Engineering, selling and administrative expenses	(801)	(812)
Business divestiture-related losses	(15)	(3)
Impairment of goodwill and other assets	(62)	(324)
Non-operating income	117	95
Interest income	3	5
Interest expense	(69)	(68)
Income from continuing operations before income taxes	527	221
Income taxes	(60)	(26)
Income from continuing operations	467	195
Discontinued operations, net of income taxes	(1)	(1)
Net income	466	194
Noncontrolling interests, net of income taxes	2	23
Net income attributable to L3Harris Technologies, Inc.	$468	$217

Amounts attributable to L3Harris Technologies, Inc. common shareholders
Income from continuing operations	$469	$218
Discontinued operations, net of income taxes	(1)	(1)
Net income	$468	$217

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic
Continuing operations	$2.27	$1.00
Discontinued operations	(0.01)	—
	$2.26	$1.00
Diluted
Continuing operations	$2.25	$0.99
Discontinued operations	—	—
	$2.25	$0.99

Basic weighted average common shares outstanding	206.7	217.3
Diluted weighted average common shares outstanding	208.5	219.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
(In millions)	April 2, 2021	April 3, 2020

Net income	$466	$194
Other comprehensive loss:
Foreign currency translation loss, net of income taxes	(18)	(67)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	5	(73)
Net unrecognized loss on postretirement obligations, net of income taxes	—	(1)
Other comprehensive loss recognized during the period	(13)	(141)
Less: reclassification adjustments for gains included in net income	(2)	(2)
Other comprehensive loss, net of income taxes	(15)	(143)
Total comprehensive income	451	51
Comprehensive loss attributable to noncontrolling interests	2	23
Total comprehensive income attributable to L3Harris Technologies, Inc.	$453	$74
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except shares)	April 2, 2021	January 1, 2021

Assets
Current Assets
Cash and cash equivalents	$976	$1,276
Receivables	1,096	1,344
Contract assets	2,577	2,437
Inventories	904	973
Income taxes receivable	199	295
Prepaid expenses and other current assets	372	307
Assets of disposal groups held for sale	1,414	35
Total current assets	7,538	6,667
Non-current Assets
Property, plant and equipment	2,136	2,102
Operating lease right-of-use assets	782	766
Goodwill	18,252	18,876
Other intangible assets	7,265	7,908
Deferred income taxes	118	119
Other non-current assets	499	522
Total non-current assets	29,052	30,293
	$36,590	$36,960
Liabilities and Equity
Current Liabilities
Short-term debt	$2	$2
Accounts payable	1,373	1,406
Contract liabilities	1,189	1,198
Compensation and benefits	328	496
Other accrued items	1,103	1,066
Income taxes payable	51	49
Current portion of long-term debt, net	12	10
Liabilities of disposal groups held for sale	173	13
Total current liabilities	4,231	4,240
Non-current Liabilities
Defined benefit plans	1,811	1,906
Operating lease liabilities	737	734
Long-term debt, net	7,066	6,943
Deferred income taxes	1,218	1,237
Other long-term liabilities	1,045	1,059
Total non-current liabilities	11,877	11,879
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 204,864,804 and 208,230,353 shares at April 2, 2021 and January 1, 2021, respectively	205	208
Other capital	18,487	19,008
Retained earnings	2,529	2,347
Accumulated other comprehensive loss	(854)	(839)
Total shareholders’ equity	20,367	20,724
Noncontrolling interests	115	117
Total equity	20,482	20,841
	$36,590	$36,960
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
(In millions)	April 2, 2021	April 3, 2020

Operating Activities
Net income	$466	$194
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	164	145
Depreciation and other amortization	87	85
Share-based compensation	33	16
Share-based matching contributions under defined contribution plans	57	71
Qualified pension plan contributions	(2)	(2)
Pension and other postretirement benefit plan income	(92)	(80)
Impairment of goodwill and other assets	62	324
Business divestiture-related losses	15	3
Deferred income taxes	(22)	(35)
(Increase) decrease in:
Accounts receivable	213	(164)
Contract assets	(272)	(110)
Inventories	61	40
Prepaid expenses and other current assets	(85)	(29)
Increase (decrease) in:
Accounts payable	15	253
Contract liabilities	9	(47)
Compensation and benefits	(161)	(126)
Income taxes	72	20
Other accrued items	71	51
Other	(30)	(76)
Net cash provided by operating activities	661	533
Investing Activities
Net additions of property, plant and equipment	(64)	(48)
Other investing activities	3	(10)
Net cash used in investing activities	(61)	(58)
Financing Activities
Net proceeds from borrowings	1	245
Repayments of borrowings	(1)	(1)
Proceeds from exercises of employee stock options	10	33
Repurchases of common stock	(700)	(700)
Cash dividends	(209)	(183)
Other financing activities	(1)	(6)
Net cash used in financing activities	(900)	(612)
Effect of exchange rate changes on cash and cash equivalents	—	(24)
Net decrease in cash and cash equivalents	(300)	(161)
Cash and cash equivalents, beginning of year	1,276	824
Cash and cash equivalents, end of quarter	$976	$663
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

Balance at January 1, 2021	$208	$19,008	$2,347	$(839)	$117	$20,841
Net income	—	—	468	—	(2)	466
Other comprehensive loss	—	—	—	(15)	—	(15)
Shares issued under stock incentive plans	—	10	—	—	—	10
Shares issued under defined contribution plans	—	57	—	—	—	57
Share-based compensation expense	—	33	—	—	—	33
Repurchases and retirement of common stock	(3)	(620)	(77)	—	—	(700)
Cash dividends ($1.02 per share)	—	—	(209)	—	—	(209)
Other	—	(1)	—	—	—	(1)
Balance at April 2, 2021	$205	$18,487	$2,529	$(854)	$115	$20,482

Balance at January 3, 2020	$218	$20,694	$2,183	$(508)	$157	$22,744
Net income	—	—	217	—	(23)	194
Other comprehensive loss	—	—	—	(143)	—	(143)
Shares issued under stock incentive plans	1	32	—	—	—	33
Shares issued under defined contribution plans	—	71	—	—	—	71
Share-based compensation expense	—	16	—	—	—	16
Repurchases and retirement of common stock	(3)	(631)	(66)	—	—	(700)
Cash dividends ($0.85 per share)	—	—	(183)	—	—	(183)
Other, including distributions to noncontrolling interests	—	—	—	—	(5)	(5)
Balance at April 3, 2020	$216	$20,182	$2,151	$(651)	$129	$22,027
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of L3Harris Technologies, Inc. and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “L3Harris,” “Company,” “we,” “our” and “us” refer to L3Harris Technologies, Inc. and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by L3Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and equity in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, cash flows and equity for the periods presented therein. The results for the quarter ended April 2, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at January 1, 2021 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2021 (our “Fiscal 2020 Form 10-K”).
Amounts contained in this Report may not always add to totals due to rounding.
L3Harris Merger
As discussed in more detail in our Fiscal 2020 Form 10-K, Harris Corporation (“Harris”) and L3 Technologies, Inc. (“L3”) combined their respective businesses on June 29, 2019, in an all-stock merger ("L3Harris Merger") that resulted in our combined Company, L3Harris Technologies, Inc.
L3Harris Merger-related expenses for the quarters ended April 2, 2021 and April 3, 2020 were as follows:

	Quarter Ended
(In millions)	April 2, 2021	April 3, 2020

Additional cost of sales related to the fair value step-up in inventory sold	$—	$15
Integration costs, recognized as incurred	21	31
Total L3Harris Merger-related expenses	$21	$46
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
For additional information, see Note 5: “Business Combination” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K.
Divestitures
See Note B — Business Divestitures in these Notes for information regarding the divestitures of the following businesses announced by us in fiscal 2020 and 2021:
•Airport security and automation business, completed on May 4, 2020;
•Applied Kilovolts and Analytical Instrumentation business, completed on May 15, 2020;
•EOTech business, completed on July 31, 2020;
•VSE disposal group (as defined in Note B — Business Divestitures in these Notes), definitive agreement entered into on February 23, 2021;
•Military training business, definitive agreement entered into on February 27, 2021; and

•CPS business (as defined in Note B — Business Divestitures in these Notes), definitive agreement entered into on March 1, 2021.
Supplemental Cash Flow Information
Non-cash investing and financing activities during the quarter ended April 2, 2021 included a $120 million right-of-use asset we obtained in exchange for a corresponding finance lease liability. These non-cash investing and financing activities are excluded from the “Net additions of property, plant and equipment” and “Net proceeds from borrowings” line items in our Condensed Consolidated Statement of Cash Flows (Unaudited). There were no material non-cash investing or financing activities during the quarter ended April 3, 2020. Finance lease liabilities are included in the “Current portion of long-term debt, net” and “Long-term debt, net” line items in our Condensed Consolidated Balance Sheet (Unaudited).
Reclassifications
The classification of certain prior-year amounts have been adjusted in our Condensed Consolidated Financial Statements (Unaudited) to conform to current-year classifications. Reclassifications include finance lease liabilities that were previously included in the “Other accrued items” and “Other long-term liabilities” line items and are now reflected in the “Current portion of long-term debt, net” and “Long-term debt, net” line items in our Condensed Consolidated Balance Sheet (Unaudited) and in these Notes.
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
Significant Accounting Policies Update
There have been no material changes to our significant accounting policies described in our Fiscal 2020 Form 10-K.
Note B — Business Divestitures
CPS business. On March 1, 2021, we entered into a definitive agreement to sell our Combat Propulsion Systems and related businesses (“CPS business”) to RENK AG for $398 million, subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement. The CPS business, which is reported as part of our Aviation Systems segment, engineers, designs and manufactures engines, transmissions, suspensions and turret drive systems for tracked and wheeled combat vehicle systems. Income before income taxes of our CPS business was $26 million and $16 million for the quarters ended April 2, 2021 and April 3, 2020, respectively. We expect to complete the sale of the CPS business in the second half of fiscal 2021.
Because the pending divestiture of the CPS business would represent the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $174 million of goodwill to the CPS business on a relative fair value basis during the quarter ended April 2, 2021 when the held for sale criteria were met. In connection with the preparation of our financial statements for the quarter ended April 2, 2021, we recognized a $69 million pre-tax loss to reduce the net assets of the CPS business disposal group to fair value, which included a non-cash goodwill impairment charge of $62 million (based on the excess of the carrying value of the business over estimated net cash proceeds, after estimated purchase price adjustments) and a $7 million non-cash remeasurement loss. These charges are included in the “Impairment of goodwill and other assets” and “Business divestiture-related losses” line items in our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended April 2, 2021.

The carrying amounts of the major classes of assets and liabilities of the CPS business classified as held for sale at April 2, 2021 were as follows:

(In millions)	April 2, 2021

Receivables	$12
Contract assets	49
Inventories	4
Other current assets	1
Property, plant and equipment	16
Goodwill	112
Other intangible assets	189
Other non-current assets	3
Assets of disposal group held for sale	$386

Accounts payable	$19
Contract liabilities	5
Other accrued items	3
Other non-current liabilities	3
Deferred taxes	5
Liabilities of disposal group held for sale	$35
Military training business. On February 27, 2021, we entered into a definitive agreement to sell our military training business to CAE USA Inc., a subsidiary of CAE Inc., for $1,050 million, subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement. The military training business, which is reported as part of our Aviation Systems segment, provides flight simulation solutions and training services to the U.S. Department of Defense (“DoD”) and foreign military agencies. Income before income taxes of our military training business was $16 million and $24 million for the quarters ended April 2, 2021 and April 3, 2020, respectively. We expect to complete the sale of the military training business in the second half of fiscal 2021.
In connection with the preparation of our financial statements for the quarter ended April 2, 2021, we tested goodwill assigned to the military training business disposal group for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met.

The carrying amounts of the major classes of assets and liabilities of the military training business classified as held for sale at April 2, 2021 were as follows:

(In millions)	April 2, 2021

Receivables	$21
Contract assets	80
Inventories	4
Other current assets	29
Property, plant and equipment	73
Goodwill	426
Other intangible assets	297
Deferred income taxes	9
Other non-current assets	59
Assets of disposal group held for sale	$998

Accounts payable	$29
Contract liabilities	13
Other accrued items	38
Other non-current liabilities	47
Liabilities of disposal group held for sale	$127
VSE disposal group. On February 23, 2021, we entered into a definitive agreement to sell certain portions of our Voice Switch Enterprise business (“VSE disposal group”) for $20 million, subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement. The VSE disposal group, which is reported as part of our Aviation Systems segment, provides voice over internet protocol systems for air traffic management communications. Income before income taxes of the VSE disposal group was not material for the quarters ended April 2, 2021 or April 3, 2020. We expect to complete the sale of the VSE disposal group in the second half of fiscal 2021.
Because the potential divestiture of the VSE disposal group would represent the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $14 million of goodwill to the VSE disposal group on a relative fair value basis during the quarter ended July 3, 2020 when the held for sale criteria were met. In connection with the preparation of our financial statements for fiscal 2020, we recognized a $32 million pre-tax loss to reduce the net assets of the VSE disposal group to fair value, which included a non-cash goodwill impairment charge of $14 million (based on the excess of the carrying value of the business over estimated net cash proceeds, after estimated purchase price adjustments) and an $18 million non-cash remeasurement loss. During the quarter ended April 2, 2021, we recognized an additional $8 million loss to reduce the net assets of the VSE disposal group to fair value, which is included in the “Business divestiture-related losses” line items in our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended April 2, 2021. The carrying amounts of assets and liabilities of the VSE disposal group classified as held for sale in our Condensed Consolidated Balance Sheet (Unaudited) were $30 million and $11 million, respectively, at April 2, 2021 and $35 million and $13 million, respectively, at January 1, 2021.
EOTech business. On July 31, 2020, we completed the divestiture of our EOTech business for $42 million (net cash proceeds of $40 million after selling costs and estimated purchase price adjustments), subject to final customary purchase price adjustments as set forth in the definitive sale agreement. The EOTech business manufactures holographic sighting systems, magnified field optics and accessories for military, law enforcement and commercial markets around the world. The operating results of the EOTech business during the quarter ended April 3, 2020 were reported as part of our Communication Systems segment. Income before income taxes of the EOTech business was not material for the quarter ended April 3, 2020.
Applied Kilovolts and Analytical Instrumentation business. On May 15, 2020, we completed the divestiture of our Applied Kilovolts and Analytical Instrumentation business for net cash proceeds of $12 million, after selling costs and purchase price adjustments as set forth in the definitive sale agreement. The operating results of the Applied Kilovolts and Analytical Instrumentation business during the quarter ended April 3, 2020 were reported as part of our Space and Airborne Systems segment. Income before income taxes of the Applied Kilovolts and Analytical Instrumentation business was not material for the quarter ended April 3, 2020. In connection with the preparation of our financial statements for the quarter ended April 3, 2020, we tested goodwill assigned to the Applied Kilovolts and Analytical Instrumentation business disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that goodwill related to the disposal group was impaired. As a result, we recorded a non-cash impairment charge of $5 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended April 3, 2020.
Airport security and automation business. On May 4, 2020, we completed the divestiture of the airport security and automation business to Leidos, Inc. for $1 billion (net cash proceeds of $987 million after selling costs and purchase price adjustments as set forth in the definitive sale agreement). The airport security and automation business provides solutions used by the aviation and transportation industries, regulatory and customs authorities, government and law enforcement agencies and commercial and other high-security facilities. The operating results of the airport security and automation business during the quarter ended April 3, 2020 were reported as part of our Aviation Systems segment. Income before income taxes of the airport security and automation business was $12 million for the quarter ended April 3, 2020.
For purposes of allocating goodwill to the disposal groups above, we determined the fair value of each disposal group based on the respective negotiated selling price (or estimated net cash proceeds, in the case of no negotiated selling price), and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 1: “Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K for additional information regarding the fair value hierarchy.
Note C — Stock Options and Other Share-Based Compensation
As of April 2, 2021, we had options or other share-based compensation outstanding under two Harris shareholder-approved stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the L3Harris Technologies, Inc. 2015 Equity Incentive Plan (As Amended and Restated Effective as of August 28, 2020) (the “2015 EIP”), as well as under employee stock incentive plans of L3 assumed by L3Harris (collectively, “L3Harris SIPs”). We believe that share-based awards more closely align the interests of participants with those of shareholders.
The compensation cost related to our share-based awards that was charged against income was $33 million and $17 million for the quarters ended April 2, 2021 and April 3, 2020, respectively. The aggregate number of shares of our common stock that we issued under the terms of L3Harris SIPs, net of shares withheld for tax purposes, was 0.1 million and 0.5 million for the quarters ended April 2, 2021 and April 3, 2020, respectively.
Awards granted to participants under L3Harris SIPs during the quarter ended April 2, 2021 consisted of 0.5 million stock options, 0.2 million performance stock units and 0.1 million restricted stock units. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model and the following assumptions: expected dividend yield of 1.99 percent; expected volatility of 31.71 percent; risk-free interest rates averaging 0.75 percent; and expected term of 5.05 years. The fair value as of the grant date of each restricted stock unit award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance stock unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to companies in our TSR peer group.
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
L3Harris Merger-Related Restructuring Costs. We recorded restructuring charges in connection with the L3Harris Merger of $10 million during fiscal 2020 and $117 million during the two quarters ended January 3, 2020. At April 2, 2021, we had liabilities of $17 million associated with these restructuring actions. We expect that the majority of the remaining liabilities as of April 2, 2021 will be paid in the next twelve months.
COVID-Related Restructuring Costs. During fiscal 2020, we recorded $15 million of restructuring charges for workforce reductions, including severance and other employee-related exit costs, within our Aviation Systems segment associated with the COVID-related downturn in our Commercial Aviation Solutions sector and its impact on global air traffic and customer operations, including $3 million recorded in the quarter ended April 3, 2020. At April 2, 2021, we had liabilities of $7 million associated with these restructuring actions. We expect that the majority of the remaining liabilities as of April 2, 2021 will be paid in the next twelve months.
Our liabilities for restructuring and other exit costs are included in the “Compensation and benefits,” “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Changes to our liabilities for restructuring and other exit costs during the quarter ended April 2, 2021 were as follows:

(In millions)

Balance at January 1, 2021	$34
Payments	(10)
Balance at April 2, 2021	$24
Note E — Accumulated Other Comprehensive Income (Loss) ("AOCI")
The components of AOCI are summarized below:

(In millions)	Foreign currency translation	Net unrealized losses on hedging derivatives	Unrecognized postretirement obligations	Total AOCI

Balance at January 1, 2021	$(58)	$(80)	$(701)	$(839)
Other comprehensive (loss) income, before income taxes	(18)	6	—	(12)
Income taxes	—	(1)	—	(1)
Other comprehensive (loss) income before reclassifications to earnings, net of income taxes	(18)	5	—	(13)
Losses (gains) reclassified to earnings(1)	—	(4)	2	(2)
Income taxes	—	1	(1)	—
Losses (gains) reclassified to earnings, net of income taxes	—	(3)	1	(2)
Other comprehensive (loss) income, net of income taxes	(18)	2	1	(15)
Balance at April 2, 2021	$(76)	$(78)	$(700)	$(854)

Balance at January 3, 2020	$(81)	$(55)	$(372)	$(508)
Other comprehensive loss, before income taxes	(67)	(98)	(1)	(166)
Income taxes	—	25	—	25
Other comprehensive loss before reclassifications to earnings, net of income taxes	(67)	(73)	(1)	(141)
Losses (gains) reclassified to earnings(1)	—	3	(5)	(2)
Income taxes	—	(1)	1	—
Losses (gains) reclassified to earnings, net of income taxes	—	2	(4)	(2)
Other comprehensive loss, net of income taxes	(67)	(71)	(5)	(143)
Balance at April 3, 2020	$(148)	$(126)	$(377)	$(651)
_______________
(1)Losses (gains) reclassified to earnings are included in the “Revenue from product sales and services,” “Business divestiture-related losses,” “Interest expense” and “Non-operating income” line items in our Condensed Consolidated Statement of Income (Unaudited).
Note F — Receivables
Receivables are summarized below:

(In millions)	April 2, 2021	January 1, 2021

Accounts receivable	$1,125	$1,369
Less allowance for credit losses	(29)	(25)
Receivables, net	$1,096	$1,344
We have two receivables sale agreements (“RSAs”) with third-party financial institutions that permit us to sell, on a non-recourse basis, up to $100 million each of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSAs, which we continue to service and collect on behalf of the third-party financial institutions and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. Outstanding accounts receivable sold pursuant to the RSAs were not material at April 2, 2021 or January 1, 2021.
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
Contract assets and liabilities in the quarter ended April 2, 2021 were impacted primarily by reclassifications to assets and liabilities of disposal groups held for sale, accelerated progress payments due to the U.S. Government's increase in the progress payment rate from 80 percent to 90 percent and the timing of contractual billing milestones. See Note B — Business Divestitures in these Notes for additional information regarding assets and liabilities held for sale.
Contract assets and contract liabilities are summarized below:

(In millions)	April 2, 2021	January 1, 2021

Contract assets	$2,577	$2,437
Contract liabilities, current	(1,189)	(1,198)
Contract liabilities, non-current(1)	(84)	(73)
Net contract assets	$1,304	$1,166
_______________
(1)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet (Unaudited).
The components of contract assets are summarized below:

(In millions)	April 2, 2021	January 1, 2021

Unbilled contract receivables, gross	$4,441	$4,268
Progress payments and advances	(1,864)	(1,831)
Contract assets	$2,577	$2,437
Impairment losses related to our contract assets were not material for the quarters ended April 2, 2021 or April 3, 2020. Contract liabilities recognized as revenue that were outstanding at the end of the prior fiscal year were $508 million and $484 million for the quarters ended April 2, 2021 and April 3, 2020, respectively.
Note H — Inventories
Inventories are summarized below:

(In millions)	April 2, 2021	January 1, 2021

Finished products	$139	$136
Work in process	311	367
Raw materials and supplies	454	470
Total inventories	$904	$973

Note I — Property, Plant and Equipment
Property, plant and equipment are summarized below:

(In millions)	April 2, 2021	January 1, 2021

Land	$82	$90
Software capitalized for internal use	462	417
Buildings	1,202	1,097
Machinery and equipment	2,221	2,265
	3,967	3,869
Less accumulated depreciation and amortization	(1,831)	(1,767)
Total property, plant and equipment	$2,136	$2,102
Depreciation and amortization expense related to property, plant and equipment was $84 million and $76 million for the quarters ended April 2, 2021 and April 3, 2020, respectively.
Note J — Goodwill and Other Intangible Assets
Goodwill
The assignment of goodwill by business segment, and changes in the carrying amount of goodwill by business segment, were as follows:

(In millions)	Integrated Mission Systems	Space and Airborne Systems	Communication Systems	Aviation Systems	Total

Balance at January 1, 2021	$6,499	$5,232	$4,153	$2,992	$18,876
Goodwill decrease from divestitures(1)	—	—	—	(538)	(538)
Impairment of goodwill	—	—	—	(62)	(62)
Currency translation adjustments	(5)	(14)	—	(5)	(24)
Balance at April 2, 2021	$6,494	$5,218	$4,153	$2,387	$18,252

Balance at January 3, 2020	$5,768	$5,131	$4,243	$4,859	$20,001
Goodwill decrease from divestitures(1)	—	(2)	(9)	(588)	(599)
Impairment of goodwill	—	(5)	—	(296)	(301)
Currency translation adjustments	(2)	(9)	(3)	(10)	(24)
Other (including adjustments to previously estimated fair value of assets acquired and liabilities assumed)	22	55	38	73	188
Balance at April 3, 2020	$5,788	$5,170	$4,269	$4,038	$19,265
_______________
(1)During the quarters ended April 2, 2021 and April 3, 2020, we assigned $538 million and $599 million, respectively, of goodwill associated with pending divestitures to “Assets of disposal groups held for sale” in our Condensed Consolidated Balance Sheet (Unaudited). See Note B — Business Divestitures in these Notes for additional information.
CPS Business Impairment. During the quarter ended April 2, 2021, we determined the criteria to be classified as held for sale were met with respect to the CPS business within our Aviation Systems segment and assigned $174 million of goodwill to the disposal group on a relative fair value basis. In connection with the preparation of our financial statements for the quarter ended April 2, 2021, we concluded that goodwill related to the CPS business was impaired and we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited). See Note B — Business Divestitures in these Notes for additional information.
Commercial Aviation Solutions Impairment. Indications of potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit (which is part of our Aviation Systems segment) were present at April 3, 2020 due to the COVID pandemic and its impact on global air traffic and customer operations, which resulted in a decrease in the fiscal 2020 outlook for the reporting unit, which we considered to be a triggering event requiring an interim impairment test. Consequently, in connection with the preparation of our financial statements for the quarter ended April 3, 2020, we performed a quantitative impairment test. To test for potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit, we prepared an estimate of the fair value of the reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. As a result of this impairment test, we concluded that goodwill related to our Commercial Aviation Solutions reporting unit was impaired as of April 3, 2020 and recorded a non-cash impairment charge of $296 million (including $28 million attributable to noncontrolling interests) in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended April 3, 2020. The goodwill impairment charge was primarily not deductible for tax purposes.
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
Identifiable intangible assets are summarized below:

	April 2, 2021			January 1, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$6,320	$1,323	$4,997	$6,863	$1,257	$5,606
Developed technologies	634	273	361	653	261	392
Contract backlog	16	14	2	19	17	2
Trade names — divisions	130	49	81	129	45	84
Other	3	3	—	3	3	—
Total identifiable intangible assets subject to amortization	7,103	1,662	5,441	7,667	1,583	6,084
In-process research and development	21	—	21	21	—	21
Trade names — corporate	1,803	—	1,803	1,803	—	1,803
Total identifiable intangible assets	$8,927	$1,662	$7,265	$9,491	$1,583	$7,908
_______________
(1)During the quarter ended April 2, 2021, we reclassified $486 million of intangible assets associated with pending divestitures to “Assets of disposal groups held for sale” in our Consolidated Condensed Balance Sheet (Unaudited). See Note B — Business Divestitures in these Notes for additional information regarding divestitures.
Amortization expense related to identifiable intangible assets, which primarily relates to the L3Harris Merger, was $164 million and $158 million for the quarters ended April 2, 2021 and April 3, 2020, respectively.
Future estimated amortization expense for identifiable intangible assets subject to amortization is as follows:

(In millions)

Year 1	$628
Year 2	625
Year 3	612
Year 4	570
Year 5	521
Thereafter	2,485
Total	$5,441

Note K — Accrued Warranties
Our liability for standard product warranties is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Changes in our liability for standard product warranties during the quarter ended April 2, 2021 were as follows:

(In millions)

Balance at January 1, 2021	$133
Accruals for product warranties issued during the period	9
Settlements made during the period	(12)
Other, including foreign currency translation adjustments	(3)
Balance at April 2, 2021	$127
Note L — Postretirement Benefit Plans
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended April 2, 2021		Quarter Ended April 3, 2020
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Service cost	$18	$1	$16	$—
Interest cost	46	1	69	2
Expected return on plan assets	(155)	(5)	(158)	(5)
Amortization of net actuarial loss	9	—	2	—
Amortization of prior service credit	(7)	—	(7)	—
Contractual termination benefits(1)	—	—	1	—
Total net periodic benefit income	$(89)	$(3)	$(77)	$(3)
_______________
(1)Contractual termination benefits related to facility rationalization as part of restructuring activities in connection with the L3Harris Merger integration. See Note D — Restructuring and Other Exit Costs in these Notes for additional information regarding restructuring activities.
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
We made a $302 million voluntary contribution to our U.S. qualified defined benefit pension plans during the quarter ended September 27, 2019. As a result of this voluntary contribution, as well as $700 million of voluntary contributions made in fiscal 2018 and 2017, we made no material contributions to our U.S. qualified defined benefit pension plans during the quarters ended April 2, 2021 and April 3, 2020 and are not required to make any contributions to these plans during the remainder of fiscal 2021.

Note M — Income From Continuing Operations Per Share
The computations of income from continuing operations per common share attributable to L3Harris common shareholders are as follows:

	Quarter Ended
(In millions, except per share amounts)	April 2, 2021	April 3, 2020

Income from continuing operations (A)	$469	$218

Basic weighted average common shares outstanding (B)	206.7	217.3
Impact of dilutive share-based awards	1.8	2.0
Diluted weighted average common shares outstanding (C)	208.5	219.3
Income from continuing operations per basic common share (A)/(B)	$2.27	$1.00
Income from continuing operations per diluted common share (A)/(C)	$2.25	$0.99
Potential dilutive common shares primarily consist of employee stock options, restricted stock units and performance stock units. Income from continuing operations per diluted common share excludes the anti-dilutive impact of 1.6 million and 1.0 million weighted average share-based awards outstanding for the quarters ended April 2, 2021 and April 3, 2020, respectively.
Note N — Non-Operating Income
The components of non-operating income were as follows:

	Quarter Ended
(In millions)	April 2, 2021	April 3, 2020

Pension adjustment(1)	$111	$97
Other	6	(2)
Total non-operating income	$117	$95
_______________
(1)Pension adjustment recorded in the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited) represents the non-service component of net periodic pension and postretirement benefit costs, which includes interest cost, expected return on plan assets, amortization of net actuarial gain and effect of curtailments or settlements.
Note O — Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 11.4 percent for the quarter ended April 2, 2021 compared with 11.8 percent for the quarter ended April 3, 2020. For the quarter ended April 2, 2021, our effective tax rate benefited from the favorable impact of research and development (“R&D”) credits, the resolution of specific audit uncertainties and the recognition of deferred tax assets on the outside basis of entities held-for-sale. For the quarter ended April 3, 2020, our effective tax rate benefited from the favorable impact of excess tax benefits related to equity-based compensation, R&D credits and the favorable impact of audit settlements, partially offset by a valuation allowance increase on international credits and the unfavorable impact of non-deductible goodwill impairment charges.
Note P — Fair Value Measurements
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
The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at April 2, 2021 and January 1, 2021:

	April 2, 2021			January 1, 2021
(In millions)	Total	Level 1	Level 2	Total	Level 1	Level 2

Assets
Deferred compensation plan assets:(1)
Equity and fixed-income securities	$69	$69	$—	$67	$67	$—
Investments measured at NAV:
Corporate-owned life insurance	32			31
Total fair value of deferred compensation plan assets	$101	$69	$—	$98	$67	$—
Derivatives (foreign currency forward contracts)	$21	$—	$21	$24	$—	$24

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$4	$4	$—	$4	$4	$—
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	124			116
Total fair value of deferred compensation plan liabilities	$128	$4	$—	$120	$4	$—
Derivatives (foreign currency forward contracts)	$2	$—	$2	$4	$—	$4
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
The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	April 2, 2021		January 1, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt (including current portion)(1)	$7,078	$7,736	$6,953	$7,986
_______________
(1)Fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.
See Note B — Business Divestitures and Note J — Goodwill and Other Intangible Assets in these Notes for information regarding fair value measurements associated with goodwill.
Note Q — Derivative Instruments and Hedging Activities
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

Exchange-Rate Risk — Cash Flow Hedges. To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and inter-segment transactions. These derivatives are used to hedge currency exposures from cash flows anticipated across our business segments. We also hedge U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income (loss). Gains and losses in AOCI are reclassified to earnings when the related hedged item is recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Condensed Consolidated Statement of Cash Flows (Unaudited) as the cash flows of the related hedged items. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. At April 2, 2021, we had open foreign currency forward contracts with an aggregate notional amount of $406 million, hedging certain forecasted transactions denominated in U.S. Dollars, Canadian Dollars, British Pounds, Euros, New Zealand Dollars and Australian Dollars. At January 1, 2021, we had open foreign currency forward contracts with an aggregate notional amount of $488 million, hedging certain forecasted transactions denominated in U.S. Dollars, Canadian Dollars, British Pounds, Euros, Australian Dollars and New Zealand Dollars.
At April 2, 2021, our foreign currency forward contracts had maturities through 2025.
The table below presents the fair values of our derivatives designated as foreign currency hedging instruments in our Condensed Consolidated Balance Sheet (Unaudited) at April 2, 2021 and January 1, 2021.

(In millions)	April 2, 2021	January 1, 2021

Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)
Other current assets	$18	$21
Other non-current assets	3	3
Other accrued items	2	4
_______________
(1)See Note P — Fair Value Measurements in these Notes for a description of the fair value hierarchy related to our foreign currency forward contracts.
Net unrealized gains or losses recognized in other comprehensive loss were not material for the quarter ended April 2, 2021. During the quarter ended April 3, 2020, we recognized a net unrealized loss of $16 million before income taxes in other comprehensive loss from foreign currency derivatives designated as cash flow hedges. During the quarters ended April 2, 2021 and April 3, 2020, the net gain or loss reclassified from AOCI into earnings from foreign currency derivatives designated as cash flow hedges was not material. At April 2, 2021, the estimated amount of existing net gains to be reclassified into earnings within the next twelve months was $18 million.
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
Note R — Changes in Estimates
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
Net EAC adjustments had the following impact to earnings for the periods presented:

	Quarter Ended
(In millions, except per share amounts)	April 2, 2021	April 3, 2020

Net EAC adjustments, before income taxes	$82	$103
Net EAC adjustments, net of income taxes	$62	$78
Net EAC adjustments, net of income taxes, per diluted common share	$0.30	$0.35
Revenue recognized from performance obligations satisfied in prior periods was $108 million and $136 million for the quarters ended April 2, 2021 and April 3, 2020, respectively.
Note S — Backlog
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
At April 2, 2021, our ending backlog was $21.4 billion. We expect to recognize approximately 75 percent of the revenue associated with this backlog by the end of 2022 and approximately 85 percent by the end of 2023, with the remainder to be recognized thereafter. At January 1, 2021, our ending backlog was $21.7 billion.
Note T — Business Segment Information
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
•Communication Systems, including tactical communications; broadband communications; integrated vision solutions; public safety and global communications solutions; and
•Aviation Systems, including defense aviation; commercial aviation products; commercial and military pilot training; and mission networks for air traffic management.
As described in more detail in Note B — Business Divestitures and elsewhere in these Notes, during fiscal 2020 and 2021, we announced the divestitures of the following businesses:
•Airport security and automation business, completed on May 4, 2020, the results of which were reported as part of our Aviation Systems segment through the date of divestiture;
•Applied Kilovolts and Analytical Instrumentation business, completed on May 15, 2020, the results of which were reported as part of our Space and Airborne Systems segment through the date of divestiture;
•EOTech business, completed on July 31, 2020, the results of which were reported as part of our Communication Systems segment through the date of divestiture;
•VSE disposal group, definitive agreement entered into on February 23, 2021, expected to be completed in the second half of fiscal 2021, the results of which are reported as part of our Aviation Systems segment;

•Military training business, definitive agreement entered into on February 27, 2021, expected to be completed in the second half of 2021, the results of which are reported as part of our Aviation Systems segment; and
•CPS business, definitive agreement entered into on March 1, 2021, expected to be completed in the second half of 2021, the results of which are reported as part of our Aviation Systems segment.
The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K. We evaluate each business segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes, including pension income and excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in the table below represents the elimination of intersegment sales. Corporate expenses are primarily allocated to our business segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. The “Unallocated corporate expenses” line item in the table below represents the portion of corporate expenses not allocated to our business segments and elimination of intersegment profits. The “Pension adjustment” line item in the table below represents the reconciliation of the non-service components of net periodic pension and postretirement benefit costs, which are a component of segment operating income but are included in the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited). The non-service components of net periodic pension and postretirement benefit costs include interest cost, expected return on plan assets, amortization of net actuarial gain or loss, and effect of curtailments or settlements.
Segment revenue, segment operating income (loss) and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Quarter Ended
(In millions)	April 2, 2021	April 3, 2020

Revenue
Integrated Mission Systems	$1,451	$1,370
Space and Airborne Systems	1,236	1,192
Communication Systems	1,112	1,094
Aviation Systems	814	1,011
Corporate eliminations	(46)	(41)
Total revenue	$4,567	$4,626

Income From Continuing Operations Before Income Taxes
Segment Operating Income (Loss):
Integrated Mission Systems	$240	$201
Space and Airborne Systems	240	221
Communication Systems	281	250
Aviation Systems	128	(177)
Unallocated corporate expenses(1)	(40)	(25)
L3Harris Merger-related integration and restructuring expenses	(21)	(31)
Amortization of acquisition-related intangibles(2)	(164)	(145)
Business divestiture-related losses	(15)	(3)
Impairment of goodwill and other assets	(62)	(5)
Pension adjustment	(111)	(97)
Non-operating income	117	95
Net interest expense	(66)	(63)
Total income from continuing operations before income taxes	$527	$221
_______________
(1)For the quarter ended April 2, 2021, includes $7 million of divestiture-related expenses and a $15 million accrual for a value added tax obligation. For the quarter ended April 3, 2020, includes $15 million of additional cost of sales related to the fair value step-up in inventory sold.
(2)For the quarters ended April 2, 2021 and April 3, 2020, respectively, includes $140 million and $120 million of amortization of identifiable intangible assets acquired as a result of the L3Harris Merger and $24 million and $25 million of amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis Inc. Because the L3Harris Merger and the acquisition of Exelis Inc. benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired was not allocated to any segment.
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

	Quarter Ended
(In millions)	April 2, 2021	April 3, 2020

Revenue By Customer Relationship
Prime contractor	$1,006	$949
Subcontractor	445	421
	$1,451	$1,370
Revenue By Contract Type
Fixed-price(1)	$1,093	$1,025
Cost-reimbursable	358	345
	$1,451	$1,370
Revenue By Geographical Region
United States	$1,033	$1,105
International	418	265
	$1,451	$1,370
_______________
(1)Includes revenue derived from time-and-materials contracts.
Space and Airborne Systems: Space and Airborne Systems revenue is primarily derived from U.S. Government development and production contracts and is generally recognized over time using the POC cost-to-cost revenue recognition method.

	Quarter Ended
(In millions)	April 2, 2021	April 3, 2020

Revenue By Customer Relationship
Prime contractor	$683	$658
Subcontractor	553	534
	$1,236	$1,192
Revenue By Contract Type
Fixed-price(1)	$716	$670
Cost-reimbursable	520	522
	$1,236	$1,192
Revenue By Geographical Region
United States	$1,062	$1,003
International	174	189
	$1,236	$1,192
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

	Quarter Ended
(In millions)	April 2, 2021	April 3, 2020

Revenue By Customer Relationship
Prime contractor	$729	$740
Subcontractor	383	354
	$1,112	$1,094
Revenue By Contract Type
Fixed-price(1)	$946	$918
Cost-reimbursable	166	176
	$1,112	$1,094
Revenue by Geographical Region
United States	$841	$834
International	271	260
	$1,112	$1,094
_______________
(1)Includes revenue derived from time-and-materials contracts.
Aviation Systems: Aviation Systems revenue is primarily derived from fixed-price contracts and is generally recognized at the point in time when products are received and accepted by the customer for standard products offered to multiple customers and over time for customer-specific products, systems and services.

	Quarter Ended
(In millions)	April 2, 2021	April 3, 2020

Revenue By Customer Relationship
Prime contractor	$536	$664
Subcontractor	278	347
	$814	$1,011
Revenue By Contract Type
Fixed-price(1)	$652	$841
Cost-reimbursable	162	170
	$814	$1,011
Revenue By Geographical Region
United States	$699	$749
International	115	262
	$814	$1,011
_______________
(1)Includes revenue derived from time-and-materials contracts.

Total assets by business segment are summarized below:

(In millions)	April 2, 2021	January 1, 2021

Total Assets
Integrated Mission Systems	$9,080	$8,906
Space and Airborne Systems	6,996	6,943
Communication Systems	5,720	5,746
Aviation Systems	5,436	5,026
Corporate(1)	9,358	10,339
Total Assets	$36,590	$36,960
_______________
(1)Identifiable intangible assets acquired in connection with the L3Harris Merger on June 29, 2019 and our acquisition of Exelis Inc. in fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Identifiable intangible asset balances recorded as Corporate assets were approximately $7.3 billion and $7.9 billion at April 2, 2021 and January 1, 2021, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, as well as any assets and liabilities from discontinued operations and divestitures. See Note B — Business Divestitures in these Notes for additional information.
Note U — Legal Proceedings and Contingencies
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized, and legal costs generally are expensed when incurred. At April 2, 2021, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at April 2, 2021 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
Environmental Matters: We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice, Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis Inc., of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis Inc., of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at April 2, 2021 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of L3Harris Technologies, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. (the Company) as of April 2, 2021, the related condensed consolidated statements of income, comprehensive income, cash flows and equity for the quarters ended April 2, 2021 and April 3, 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of January 1, 2021, the related consolidated statements of income, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated March 1, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 1, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
May 3, 2021

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Report (the “Notes”). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2020 Form 10-K. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
COVID
The ongoing attempts to contain and reduce the spread of COVID, such as mandatory closures, “shelter-in-place” orders and travel and quarantine restrictions, have caused significant disruptions and adverse effects on the U.S. and global economies, such as impacts to supply chains, customer demand, international trade and capital markets. Our response has involved increasing our focus on keeping our employees safe while striving to maintain continuity of operations, meet customer commitments and support suppliers. For example, we instituted work-from-home (for employees who are able to work remotely) and social distancing arrangements; canceled travel and external events; procured personal protective equipment for employees; implemented health screening procedures at all facilities; staggered work shifts, redesigned work stations, implemented stringent cleaning protocols and initiated more detailed safety precautions and protocols for on-site work, such as daily health assessments and mandatory face coverings, which currently remain in effect. We have also maintained an active dialog with key suppliers and developed plans to mitigate supply chain risks. We have allowed certain essential business travel to resume, and we continue to expect to utilize a phased approach based on local conditions for transitioning employees from work-from-home arrangements to on-site work or hybrid arrangements. As COVID vaccines are being distributed and administered throughout the U.S. and global community, we are currently facilitating the provision of vaccines to our workforce.
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
Although we believe that the large percentage of our revenue, earnings and cash flow that is derived from sales to the U.S. Government, whether directly or through prime contractors, will be relatively predictable, in part due to the responsive actions taken by the U.S. Government described above, our commercial, international and public safety businesses are at a higher risk of adverse impacts related to COVID. For example, the severe decline in global air traffic from travel restrictions and the resulting downturn in the commercial aviation market and its impact on customer operations has significantly reduced demand for flight training, flight simulators and commercial avionics products in our Aviation Systems segment. As a result, we recognized $767 million of charges for impairment of goodwill and other assets and other COVID-related impacts in fiscal 2020.
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
The impact of COVID may also exacerbate other risks discussed in “Item 1A. Risk Factors” of our Fiscal 2020 Form 10-K, any of which could have a material effect on us. We continue to work with our customers, employees, suppliers, subcontractors, distributors, resellers and communities to address the impact of the ongoing pandemic. We continue to assess possible implications to our business, supply chain and customers, and to take actions in an effort to mitigate adverse consequences. For further information regarding the impact, and the risks of the impact, of COVID on the Company, see “Item 1A. Risk Factors” of our Fiscal 2020 Form 10-K.

KEY DEVELOPMENTS
The following is a list of the remaining sections of this MD&A, together with our perspective on their contents, which we hope will assist in reading these pages:
•Results of Operations — an analysis of our consolidated results of operations and the results in each of our business segments, to the extent the segment results are helpful to an understanding of our business as a whole, for the periods presented in our Condensed Consolidated Statement of Income (Unaudited).
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
•Communication Systems, including tactical communications; broadband communications; integrated vision solutions; public safety and global communications solutions; and
•Aviation Systems, including defense aviation; commercial aviation products; commercial and military pilot training; and mission networks for air traffic management.
As described in more detail in Note B — Business Divestitures and elsewhere in the Notes, during fiscal 2020 and 2021, we announced the following business divestitures:
•Airport security and automation business, completed on May 4, 2020, the results of which were reported as part of our Aviation Systems segment through the date of divestiture;
•Applied Kilovolts and Analytical Instrumentation business, completed on May 15, 2020, the results of which were reported as part of our Space and Airborne Systems segment through the date of divestiture;
•EOTech business, completed on July 31, 2020, the results of which were reported as part of our Communication Systems segment through the date of divestiture;
•VSE disposal group, definitive agreement entered into on February 23, 2021, expected to be completed in the second half of fiscal 2021, the results of which are reported as part of our Aviation Systems segment;
•Military training business, definitive agreement entered into on February 27, 2021, expected to be completed in the second half of 2021, the results of which are reported as part of our Aviation Systems segment; and
•CPS business, definitive agreement entered into on March 1, 2021, expected to be completed in the second half of 2021, the results of which are reported as part of our Aviation Systems segment.
Amounts contained in this Report may not always add to totals due to rounding.

RESULTS OF OPERATIONS
Consolidated Results of Operations

	Quarter Ended
(In millions, except per share amounts)	April 2, 2021	April 3, 2020	% Inc/(Dec)

Revenue:
Integrated Mission Systems	$1,451	$1,370	6%
Space and Airborne Systems	1,236	1,192	4%
Communication Systems	1,112	1,094	2%
Aviation Systems	814	1,011	(19)%
Corporate eliminations	(46)	(41)	12%
Total revenue	4,567	4,626	(1)%
Cost of product sales and services	(3,213)	(3,298)	(3)%
Gross margin	1,354	1,328	2%
% of total revenue	30%	29%
Engineering, selling and administrative expenses	(801)	(812)	(1)%
% of total revenue	18%	18%
Business divestiture-related losses	(15)	(3)	400%
Impairment of goodwill and other assets	(62)	(324)	(81)%
Non-operating income	117	95	23%
Net interest expense	(66)	(63)	5%
Income from continuing operations before income taxes	527	221	138%
Income taxes	(60)	(26)	131%
Effective tax rate	11%	12%
Income from continuing operations	467	195	139%
Noncontrolling interests, net of income taxes	2	23	(91)%
Income from continuing operations attributable to L3Harris Technologies, Inc. common shareholders	$469	$218	115%
% of total revenue	10%	5%
Income from continuing operations per diluted common share attributable to L3Harris Technologies, Inc. common shareholders	$2.25	$0.99	127%
Revenue
The decrease in revenue in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 was primarily due to lower revenue in our Aviation Systems segment from the impact of the divestiture of the airport security and automation business and the continued COVID-related downturn in the commercial aviation market and its impact on customer operations in the first quarter of fiscal 2021, partially offset by higher revenue in our Integrated Mission Systems, Space and Airborne Systems and Communication Systems segments, driven by growth in our U.S. and international government businesses.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Gross Margin
The increases in gross margin and gross margin as a percentage of total revenue (“gross margin percentage”) in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 were primarily due to L3Harris Merger-related integration benefits and operational excellence, and the absence in the first quarter of 2021 of $15 million of additional cost of sales related to the fair value step-up in inventory sold recorded in the first quarter of fiscal 2020, partially offset by COVID and divestiture-related impacts in the first quarter of fiscal 2021.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative (“ESA”) Expenses
The decrease in ESA expenses in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 was primarily due to the impact of divestitures, integration savings, $10 million of lower L3Harris Merger-related integration expenses and $3 million of lower restructuring charges, partially offset by $19 million of higher amortization of identifiable intangible assets acquired as a result of the L3Harris Merger and $7 million of higher divestiture-related expenses in the first quarter of fiscal 2021. ESA expense as a percentage of total revenue (“ESA percentage”) in the first quarter of fiscal 2021 was comparable with the first quarter of fiscal 2020.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Business Divestiture-Related Losses
Business divestiture-related losses included a $7 million non-cash remeasurement loss on the pending divestiture of the CPS business and an $8 million non-cash remeasurement loss on the pending divestiture of the VSE disposal group in the first quarter of fiscal 2021 and a $3 million non-cash remeasurement loss associated with the divestiture of the airport security and automation business in the first quarter of fiscal 2020.
See Note B — Business Divestitures in the Notes for further information.
Impairment of Goodwill and Other Assets
Impairment of goodwill and other assets in the first quarter of fiscal 2021 reflected a $62 million non-cash charge for the impairment of goodwill recorded in connection with the pending divestiture of the CPS business. Impairment of goodwill and other assets in the first quarter of fiscal 2020 reflected $319 million of non-cash charges for the impairment of goodwill and other assets in our Commercial Aviation Solutions sector due to the COVID-related downturn in the commercial aviation market and its impact on customer operations and a $5 million non-cash charge for impairment of goodwill in connection with the then-pending divestiture of our Applied Kilovolts and Analytical Instrumentation business.
See Note B — Business Divestitures and Note J — Goodwill and Other Intangible Assets in the Notes for further information.
Non-Operating Income
The increase in non-operating income in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 was primarily due to an increase in the non-service cost components of pension and other postretirement benefit plan income.
See Note N — Non-Operating Income and Note L — Postretirement Benefit Plans in the Notes for further information.
Net Interest Expense
The increase in net interest expense in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 was primarily due to lower interest income.
See Note 14: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K for further information.
Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 11.4 percent for the first quarter of fiscal 2021 compared with 11.8 percent for the first quarter of fiscal 2020. For the first quarter of fiscal 2021, our effective tax rate benefited from the favorable impact of R&D credits, the resolution of specific audit uncertainties and the recognition of deferred tax assets on the outside basis of entities held-for-sale. For the first quarter of fiscal 2020, our effective tax rate benefited from the favorable impact of excess tax benefits related to equity-based compensation, R&D credits and the favorable impact of audit settlements, partially offset by a valuation allowance increase on international credits and the unfavorable impact of non-deductible goodwill impairment charges.
Income From Continuing Operations
The increase in income from continuing operations in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 was primarily due to the combined effects of the reasons noted above regarding the first quarters of fiscal 2021 and 2020.

Income From Continuing Operations Per Diluted Common Share Attributable to L3Harris Common Shareholders
The increase in income from continuing operations per diluted common share attributable to L3Harris common shareholders in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 was primarily due to higher income from continuing operations and fewer diluted weighted average common shares outstanding due to our repurchases of shares of our common stock under our repurchase program in the last two quarters of fiscal 2020 and first quarter of fiscal 2021.
Discussion of Business Segment Results of Operations
Integrated Mission Systems

	Quarter Ended
(In millions)	April 2, 2021	April 3, 2020	% Inc/(Dec)

Revenue	$1,451	$1,370	6%
Segment operating income	$240	$201	19%
% of revenue	17%	15%
The increase in segment revenue in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 was primarily due to $38 million of higher revenue in Maritime reflecting a ramp in manned platforms, $35 million of higher revenue in ISR from a newly awarded North Atlantic Treaty Organization program and moderate growth in Electro Optical.
The increase in segment operating income in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 was primarily due to higher volume, integration benefits and operational excellence.
Space and Airborne Systems

	Quarter Ended
(In millions)	April 2, 2021	April 3, 2020	% Inc/(Dec)

Revenue	$1,236	$1,192	4%
Segment operating income	$240	$221	9%
% of revenue	19%	19%
The increase in segment revenue in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 was primarily due to $33 million of higher revenue in Space from a ramp in missile defense and other responsive programs, as well as growth in Mission Avionics from a ramp in the F-35 platform and in Intel and Cyber from classified programs, partially offset by modestly lower revenue in Electronic Warfare, reflecting program timing.
Segment operating income increased and operating income as a percentage of revenue (“operating margin percentage”) was comparable in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020, reflecting cost management, operational excellence and higher pension income.
Communication Systems

	Quarter Ended
(In millions)	April 2, 2021	April 3, 2020	% Inc/(Dec)

Revenue	$1,112	$1,094	2%
Segment operating income	$281	$250	12%
% of revenue	25%	23%
The increase in segment revenue in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 was primarily due to $39 million and $19 million of higher revenue in Tactical Communications and Global Communications Solutions, respectively, primarily from the continued ramp in DoD modernization that also benefited Integrated Vision Solutions, partially offset by $25 million of lower revenue in Public Safety due to anticipated COVID-related impacts, the impact of the EOTech business divestiture on July 31, 2020 and lower volume on legacy unmanned platforms in Broadband Communications.
The increases in segment operating income and operating margin percentage in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 were primarily due to operational excellence, cost management and integration benefits.

Aviation Systems

	Quarter Ended
(In millions)	April 2, 2021	April 3, 2020	% Inc/(Dec)

Revenue	$814	$1,011	(19)%
Segment operating income (loss)	$128	$(177)	172%
% of revenue	16%	(18)%
The decrease in segment revenue in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 was primarily due to $209 million of lower commercial aviation revenue, including a $123 million revenue impact from the airport security and automation business divestiture on May 4, 2020 and lower revenue from the COVID-related downturn in the commercial aviation market and its impact on customer operations and lower revenue in Military Training primarily due to program timing, partially offset by $15 million of higher revenue in Mission Networks from higher U.S. Federal Aviation Administration volume and $11 million of higher revenue in Defense Aviation.
The increases in segment operating income and operating margin percentage in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 were primarily due to $324 million of non-cash charges for the impairment of goodwill and other assets and restructuring charges recorded in the first quarter of fiscal 2020 due to the COVID-related downturn in the commercial aviation market and its impact on customer operations. Aside from the impact of the prior-year COVID-related impairment of goodwill and other assets, segment operating income and operating margin percentage decreased in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 primarily due to impacts from COVID and the divestiture of the airport security and automation business, partially offset by operational excellence, cost management and integration benefits in the first quarter of fiscal 2021.
Unallocated Corporate Expenses

	Quarter Ended
(In millions)	April 2, 2021	April 3, 2020	% Inc/(Dec)

Unallocated corporate expenses	$40	$25	60%
L3Harris Merger-related integration expenses	21	31	(32)%
Amortization of acquisition-related intangibles	164	145	13%
Business divestiture-related losses	15	3	400%
Impairment of goodwill and other assets	62	5	*
_________________
*Not meaningful
The increase in unallocated corporate expenses in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 was primarily due to a $15 million accrual for a value added tax obligation, $7 million of divestiture-related costs and an increase in compensation expense accruals in the first quarter of fiscal 2021, partially offset by $15 million of additional cost of sales related to the fair value step-up in inventory sold recorded in the first quarter of fiscal 2020.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Quarter Ended
(In millions)	April 2, 2021	April 3, 2020

Net cash provided by operating activities	$661	$533
Net cash used in investing activities	(61)	(58)
Net cash used in financing activities	(900)	(612)
Effect of exchange rate changes on cash and cash equivalents	—	(24)
Net decrease in cash and cash equivalents	(300)	(161)
Cash and cash equivalents, beginning of year	1,276	824
Cash and cash equivalents, end of quarter	$976	$663

Cash and cash equivalents
The $300 million net decrease in cash and cash equivalents in the first quarter of fiscal 2021 was primarily due to:
•$661 million of net cash provided by operating activities; and
•$10 million of proceeds from exercises of employee stock options; more than offset by
•$700 million used to repurchase shares of our common stock;
•$209 million used to pay cash dividends; and
•$64 million used for net additions of property, plant and equipment.
The $161 million net decrease in cash and cash equivalents in the first quarter of fiscal 2020 was primarily due to:
•$533 million of net cash provided by operating activities;
•$245 million of net proceeds from borrowings; and
•$33 million of proceeds from exercises of employee stock options; more than offset by
•$700 million used to repurchase shares of our common stock;
•$183 million used to pay cash dividends; and
•$48 million used for net additions of property, plant and equipment.
At April 2, 2021, we had cash and cash equivalents of $976 million, and we have a senior unsecured $2 billion revolving credit facility that expires in June 2024 (all of which was available to us as of April 2, 2021). Additionally, we had $7.1 billion of long-term debt outstanding at April 2, 2021, the majority of which was assumed in connection with the L3Harris Merger and the acquisition of Exelis Inc. Our $976 million of cash and cash equivalents at April 2, 2021 included $283 million held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facility, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties and the state of global commerce and general political and financial uncertainty. We cannot predict the on-going impact that COVID, among other potential risks and uncertainties, will have on our cash from operations. For further information regarding COVID-related risks and uncertainties, see Item 1A. “Risk Factors” of our Fiscal 2020 Form 10-K.
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next twelve months and the reasonably foreseeable future thereafter. Our total capital expenditures for fiscal 2021 are expected to be approximately $375 million. We anticipate tax payments in fiscal 2021 to be approximately equal to or marginally less than our tax expense for the same period, subject to adjustment for certain timing differences and divestitures. Other than those cash outlays noted in “Contractual Obligations” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2020 Form 10-K and in the “Commercial Commitments and Contractual Obligations” section below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase program and L3Harris Merger-related integration costs, we do not anticipate any significant cash outlays during the remainder of fiscal 2021. For further information regarding COVID-related risks and uncertainties, see Item 1A. “Risk Factors” of our Fiscal 2020 Form 10-K.
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
Net cash provided by operating activities: The $128 million increase in net cash provided by operating activities in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 was primarily due to the impact of higher income (excluding the impact of non-cash items such as depreciation and amortization and impairment of goodwill and other assets) and a $54 million decrease in cash used to fund working capital (i.e., accounts receivable, contract assets, inventories, accounts payable and contract liabilities) in the first quarter of fiscal 2021.
Net cash used in investing activities: The $3 million increase in net cash used in investing activities in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 was primarily due to a $16 million increase in cash used for net additions of property, plant and equipment, partially offset by $10 million used for an investment purchase in the first quarter of 2020.
Net cash used in financing activities: The $288 million increase in net cash used in financing activities in the first quarter of fiscal 2021 compared with the first quarter of fiscal 2020 was primarily due to $244 million of lower net proceeds from borrowings, a $26 million increase in cash dividends paid and a $23 million decrease in proceeds from exercises of employee stock options in the first quarter of fiscal 2021.
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
The Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015, and the American Rescue Plan Act of 2021 further extended the interest rate stabilization provision of MAP-21. We made a voluntary contribution of $302 million to our U.S. qualified defined benefit pension plans during the during the quarter ended September 27, 2019. As a result of this voluntary contribution, as well as $300 million and $400 million of voluntary contributions in fiscal 2018 and 2017, respectively, we are not required to make any contributions to our U.S. qualified defined benefit pension plans in fiscal 2021 and for several years thereafter.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $1.8 billion at April 2, 2021. See Note 15: “Pension and Other Postretirement Benefits” in the Notes to the Consolidated Financial Statements in our Fiscal 2020 Form 10-K and Note L — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
On January 28, 2021, we announced that our Board of Directors approved a $6 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of $210 million as of January 1, 2021. During the first quarter of fiscal 2021, we used $700 million to repurchase 3.8 million shares of our common stock under our share repurchase program at an average price per share of $184.54, including commissions of $.02 per share. During the quarter ended April 3, 2020, we used $700 million to repurchase 3.3 million shares of our common stock under our share repurchase program at an average price per share of $213.57, including commissions of $.02 per share. During both the first quarters of fiscal 2021 and 2020, $1 million in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares purchased by us are canceled and retired.
At April 2, 2021, we had a remaining, unused authorization of approximately $5.5 billion under our share repurchase program, which does not have an expiration date. Repurchases under our share repurchase program may be made through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our current repurchase program is set forth in this Report under Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
On January 28, 2021, our Board of Directors increased the quarterly per share cash dividend rate on our common stock from $.85 to $1.02, for an annualized per share cash dividend rate of $4.08, which was our twentieth consecutive annual increase in our quarterly cash dividend rate. Our annualized per share cash dividend rate was $3.40 in fiscal 2020. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant.

Capital Structure and Resources
2019 Credit Agreement: We have a $2 billion, 5-year senior unsecured revolving credit facility (the “2019 Credit Facility”) under a Revolving Credit Agreement (the “2019 Credit Agreement”) entered into on June 28, 2019 with a syndicate of lenders. For a description of the 2019 Credit Facility and the 2019 Credit Agreement, see Note 13: “Credit Arrangements” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K.
We were in compliance with the covenants in the 2019 Credit Agreement at April 2, 2021, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2019 Credit Agreement, to be greater than 0.65 to 1.00. At April 2, 2021, we had no borrowings outstanding under the 2019 Credit Agreement.
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note 14: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K.
Short-Term Debt: Our short-term debt was $2 million at April 2, 2021 and January 1, 2021, consisting of local borrowing by international subsidiaries for working capital needs.
Other Agreements: We have two RSAs with third-party financial institutions that permit us to sell, on a non-recourse basis, up to $100 million each of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSAs, which we continue to service and collect on behalf of the third-party financial institutions and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. The impact to net cash from operating activities from these transactions was not material in the first quarters of fiscal 2021 and 2020.
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
As of April 2, 2021, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of April 2, 2021, we did not have material financial guarantees or other contractual commitments that we believe are reasonably likely to adversely affect our financial condition, results of operations, cash flows or equity, and we were not a party to any related party transactions that materially affect our financial condition, results of operations, cash flows or equity.
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
Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal 2020 Form 10-K include our commercial commitments and contractual obligations. There were no material changes during the first quarter of fiscal 2021 in our contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases or our commercial commitments, or in our contingent liabilities on outstanding surety bonds, standby letters of credit or other arrangements as disclosed in our Fiscal 2020 Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with GAAP. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and backlog as well as disclosures of contingent assets and liabilities. Actual results may differ from our estimates. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on contracts and contract estimates; (ii) postretirement benefit plans; (iii) impairment testing of goodwill; (iv) accounting for business combinations; and (v) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2020 Form 10-K.
Revenue Recognition
A significant portion of our business is derived from development and production contracts. Revenue and profit related to development and production contracts are generally recognized over time, typically using the POC cost-to-cost method of revenue recognition, whereby we measure our progress towards completion of the performance obligation based on the ratio of costs incurred to date to estimated costs at completion under the contract. Because costs incurred represent work performed, we believe this method best depicts the transfer of control of the asset to the customer. Under the POC cost-to-cost method of revenue recognition, a single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. Recognition of profit on a contract requires estimates of the total cost at completion and transaction price and the measurement of progress towards completion. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include: the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Factors that must be considered in estimating the total transaction price include contractual cost or performance incentives (such as incentive fees, award fees and penalties) and other forms of variable consideration as well as our historical experience and our expectation for performance on the contract. These variable amounts generally are awarded upon achievement of certain negotiated performance metrics, program milestones or cost targets and can be based upon customer discretion. We include such estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
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
EAC adjustments resulted in the following impacts to operating income for the periods presented:

	Quarter Ended
(In millions)	April 2, 2021	April 3, 2020

Favorable adjustments	$162	$182
Unfavorable adjustments	(80)	(79)
Net operating income adjustments	$82	$103
The net favorable impact to operating income from EAC adjustments in the first quarter of fiscal 2021 reflected benefits of operational performance on programs, including additional retirement of risks and schedule improvements, achievement of incentive payments and realization of synergy savings across all four of our business segments. There were no EAC adjustments on any individual program with impacts to operating income in the first quarter of fiscal 2021 or 2020 that were material to our results of operations on a consolidated or segment basis for such periods.

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
Goodwill
Goodwill in our Condensed Consolidated Balance Sheet (Unaudited) as of April 2, 2021 and January 1, 2021 was $18.3 billion and $18.9 billion, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. We identify potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill, which is adjusted for allocations of Corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
CPS business goodwill allocation: As described in more detail in Note B — Business Divestitures in the Notes, we entered into a definitive agreement to sell our CPS business on March 1, 2021. Because the pending divestiture of the CPS business represented the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $174 million of goodwill to the CPS business disposal group on a relative fair value basis. In conjunction with the relative fair value allocation, we tested goodwill assigned to the CPS business disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that goodwill related to the CPS business disposal group was impaired. As a result, we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the first quarter of fiscal 2021.
For purposes of allocating goodwill to the disposal group above, we determined the fair value of the disposal group based on the negotiated selling price and the fair value of the retained businesses of the reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 1: "Significant Accounting Policies" in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K for additional information regarding the fair value hierarchy.
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that may not materialize or prove to be correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies; the potential level of share repurchases, dividends or pension contributions; potential acquisitions or divestitures; the value of contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future, including expected COVID-related impacts in our Public Safety and Commercial Aviation Solutions sectors; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of

Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:
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
Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2020 Form 10-K under Item 1A. “Risk Factors” and in Part II, Item 1A. “Risk Factors” in this Report. The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2020 Form 10-K and in Part II, Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flows and equity. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity. The forward-looking statements contained in this Report are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. There were no material changes during the quarter ended April 2, 2021 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Fiscal 2020 Form 10-K.
Foreign Exchange and Currency: Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than functional currencies of such businesses. We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include the accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at April 2, 2021 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign currency denominated assets, liabilities and firm commitments. See Note Q — Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates: As of April 2, 2021, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at April 2, 2021 would not have had a material impact on the fair value of these obligations. There is no interest-rate risk associated with long-term fixed-rate debt obligations on our results of operations or cash flows unless existing obligations are refinanced upon maturity at then-current interest rates, because the interest rates are fixed until maturity, and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.
As of April 2, 2021, we also had long-term variable-rate debt obligations of $250 million of Floating Rate Notes due March 10, 2023. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these debt obligations at April 2, 2021 would not have had a material impact on our results of operations or cash flows. See Note 14: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K for further information.

Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of April 2, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of April 2, 2021, our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
General. From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized, and legal costs generally are expensed when incurred. At April 2, 2021, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at April 2, 2021 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
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
Item 1A. Risk Factors.
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth in Item 1A. “Risk Factors” of our Fiscal 2020 Form 10-K. There have been no material changes to the risk factors disclosed in our Fiscal 2020 Form 10-K. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flows and equity.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the first quarter of fiscal 2021, we repurchased 3.8 million shares of our common stock under our share repurchase program for $700 million at an average share price of $184.52, excluding commissions of $0.02 per share. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors and management may deem relevant. We have announced that we currently expect to repurchase up to $2.3 billion in shares under our repurchase program in fiscal 2021, exclusive of any proceeds from divestitures we may complete, but we can give no assurances regarding the level and timing of share repurchases. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are canceled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the first quarter of fiscal 2021:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)
Month No. 1
(January 2, 2021 - January 29, 2021)
Repurchase program(1)	—	$—	—	$6,210,383,051
Employee transactions(2)	14,948	$182.59	—	—
Month No. 2
(January 30, 2021 - February 26, 2021)
Repurchase program(1)	3,105,000	$183.85	3,105,000	$5,639,518,028
Employee transactions(2)	2,590	$181.31	—	—
Month No. 3
(February 27, 2021 - April 2, 2021)
Repurchase program(1)	688,199	$187.53	688,199	$5,510,459,057
Employee transactions(2)	11,255	$192.35	—	—
Total	3,821,992		3,793,199	$5,510,459,057
_______________
*    Periods represent our fiscal months
(1)On January 28, 2021, we announced that our Board of Directors approved a $6 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of $210 million as of January 1, 2021. We repurchase shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of April 2, 2021, $5.5 billion (as reflected in the table above) was the approximate dollar amount of our common stock that can still be purchased under our share repurchase program, which does not have a stated expiration date.
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
Sales of Unregistered Equity Securities
During the first quarter of fiscal 2021, we did not issue or sell any unregistered equity securities.
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

*(10.1)	L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021)
*(10.2)	Amendment One to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated April 5, 2021
*(10.3)	Amendment Two to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated April 5, 2021
*(10.4)	Amendment Number One to the L3 Harris Excess Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated December 14, 2020
(15)	Letter Regarding Unaudited Interim Financial Information
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
(32.1)	Section 1350 Certification of Chief Executive Officer
(32.2)	Section 1350 Certification of Chief Financial Officer
(101)
The financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_______________
*    Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)

Date: May 3, 2021	By:	/s/ Jesus Malave Jr.
Jesus Malave Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)