Form 10-Q
period 2021-07-02
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2021-08-04
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No
The number of shares outstanding of the registrant’s common stock as of July 30, 2021 was 200,943,675 shares.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended July 2, 2021
This Report contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
(In millions, except per share amounts)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Revenue from product sales and services	$4,668	$4,445	$9,235	$9,071
Cost of product sales and services	(3,251)	(3,175)	(6,464)	(6,473)
Engineering, selling and administrative expenses	(891)	(855)	(1,692)	(1,667)
Business divestiture-related gains (losses)	180	(49)	165	(52)
Impairment of goodwill and other assets	(145)	(70)	(207)	(394)
Non-operating income	86	105	203	200
Interest expense, net	(65)	(65)	(131)	(128)
Income from continuing operations before income taxes	582	336	1,109	557
Income taxes	(169)	(58)	(229)	(84)
Income from continuing operations	413	278	880	473
Discontinued operations, net of income taxes	—	—	(1)	(1)
Net income	413	278	879	472
Noncontrolling interests, net of income taxes	—	5	2	28
Net income attributable to L3Harris Technologies, Inc.	$413	$283	$881	$500

Amounts attributable to L3Harris Technologies, Inc. common shareholders
Income from continuing operations	$413	$283	$882	$501
Discontinued operations, net of income taxes	—	—	(1)	(1)
Net income	$413	$283	$881	$500

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic
Continuing operations	$2.03	$1.31	$4.29	$2.31
Discontinued operations	—	—	—	(0.01)
	$2.03	$1.31	$4.29	$2.30
Diluted
Continuing operations	$2.01	$1.30	$4.26	$2.29
Discontinued operations	—	—	(0.01)	(0.01)
	$2.01	$1.30	$4.25	$2.28

Basic weighted average common shares outstanding	203.6	215.9	205.2	216.7
Diluted weighted average common shares outstanding	205.6	217.8	207.1	218.7
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Net income	$413	$278	$879	$472
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income taxes	15	7	(3)	(60)
Net unrealized gain (loss) on hedging derivatives, net of income taxes	2	13	7	(60)
Net unrecognized (loss) gain on postretirement obligations, net of income taxes	(2)	1	(2)	—
Other comprehensive income (loss) recognized during the period	15	21	2	(120)
Reclassification adjustments for losses included in net income	4	6	2	4
Other comprehensive income (loss), net of income taxes	19	27	4	(116)
Total comprehensive income	432	305	883	356
Comprehensive loss attributable to noncontrolling interests	—	5	2	28
Total comprehensive income attributable to L3Harris Technologies, Inc.	$432	$310	$885	$384
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except shares)	July 2, 2021	January 1, 2021

Assets
Current Assets
Cash and cash equivalents	$2,029	$1,276
Receivables, net	1,197	1,344
Contract assets	2,648	2,437
Inventories	872	973
Inventory prepayments	66	61
Income taxes receivable	49	295
Other current assets	249	246
Assets of disposal groups held for sale	479	35
Total current assets	7,589	6,667
Non-current Assets
Property, plant and equipment, net	2,026	2,102
Operating lease right-of-use assets	669	766
Goodwill	18,234	18,876
Other intangible assets, net	6,958	7,908
Deferred income taxes	111	119
Other non-current assets	477	522
Total non-current assets	28,475	30,293
	$36,064	$36,960
Liabilities and Equity
Current Liabilities
Short-term debt	$3	$2
Accounts payable	1,406	1,406
Contract liabilities	1,205	1,198
Compensation and benefits	404	496
Other accrued items	1,044	1,066
Income taxes payable	148	49
Current portion of long-term debt, net	11	10
Liabilities of disposal groups held for sale	243	13
Total current liabilities	4,464	4,240
Non-current Liabilities
Defined benefit plans	1,714	1,906
Operating lease liabilities	672	734
Long-term debt, net	7,061	6,943
Deferred income taxes	1,081	1,237
Other long-term liabilities	1,096	1,059
Total non-current liabilities	11,624	11,879
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 201,643,891 and 208,230,353 shares at July 2, 2021 and January 1, 2021, respectively	202	208
Other capital	17,863	19,008
Retained earnings	2,633	2,347
Accumulated other comprehensive loss	(835)	(839)
Total shareholders’ equity	19,863	20,724
Noncontrolling interests	113	117
Total equity	19,976	20,841
	$36,064	$36,960
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020

Operating Activities
Net income	$879	$472
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	320	353
Depreciation and other amortization	164	162
Share-based compensation	67	40
Share-based matching contributions under defined contribution plans	117	122
Qualified pension plan contributions	(4)	(4)
Pension and other postretirement benefit plan income	(188)	(160)
Investment and asset impairment charges	242	394
Business divestiture-related (gains) losses	(165)	52
Deferred income taxes	(151)	(109)
(Increase) decrease in:
Accounts receivable	62	(59)
Contract assets	(438)	43
Inventories	46	175
Prepaid expenses and other current assets	(21)	(27)
Increase (decrease) in:
Accounts payable	69	(116)
Contract liabilities	86	(80)
Compensation and benefits	(80)	(29)
Income taxes	309	92
Other accrued items	8	65
Other	59	(51)
Net cash provided by operating activities	1,381	1,335
Investing Activities
Additions of property, plant and equipment	(128)	(108)
Proceeds from sale of property, plant and equipment	4	—
Proceeds from sales of businesses, net	1,430	963
Other investing activities	1	(10)
Net cash provided by investing activities	1,307	845
Financing Activities
Net proceeds from borrowings	5	248
Repayments of borrowings	(10)	(254)
Proceeds from exercises of employee stock options	38	37
Repurchases of common stock	(1,550)	(700)
Cash dividends	(416)	(367)
Other financing activities	(4)	(6)
Net cash used in financing activities	(1,937)	(1,042)
Effect of exchange rate changes on cash and cash equivalents	2	(15)
Net increase in cash and cash equivalents	753	1,123
Cash and cash equivalents, beginning of year	1,276	824
Cash and cash equivalents, end of quarter	$2,029	$1,947
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

Balance at April 2, 2021	$205	$18,487	$2,529	$(854)	$115	$20,482
Net income	—	—	413	—	—	413
Other comprehensive income	—	—	—	19	—	19
Shares issued under stock incentive plans	1	27	—	—	—	28
Shares issued under defined contribution plans	1	59	—	—	—	60
Share-based compensation expense	—	34	—	—	—	34
Repurchases and retirement of common stock	(5)	(744)	(101)	—	—	(850)
Cash dividends ($1.02 per share)	—	—	(207)	—	—	(207)
Other	—	—	(1)	—	(2)	(3)
Balance at July 2, 2021	$202	$17,863	$2,633	$(835)	$113	$19,976

Balance at April 3, 2020	$216	$20,182	$2,151	$(651)	$129	$22,027
Net income	—	—	283	—	(5)	278
Other comprehensive income	—	—	—	27	—	27
Shares issued under stock incentive plans	—	4	—	—	—	4
Shares issued under defined contribution plans	—	51	—	—	—	51
Share-based compensation expense	—	24	—	—	—	24
Cash dividends ($.85 per share)	—	—	(184)	—	—	(184)
Other	—	(1)	—	—	—	(1)
Balance at July 3, 2020	$216	$20,260	$2,250	$(624)	$124	$22,226

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at January 1, 2021	$208	$19,008	$2,347	$(839)	$117	$20,841
Net income	—	—	881	—	(2)	879
Other comprehensive income	—	—	—	4	—	4
Shares issued under stock incentive plans	1	37	—	—	—	38
Shares issued under defined contribution plans	1	116	—	—	—	117
Share-based compensation expense	—	67	—	—	—	67
Repurchases and retirement of common stock	(8)	(1,364)	(178)	—	—	(1,550)
Cash dividends ($2.04 per share)	—	—	(416)	—	—	(416)
Other	—	(1)	(1)	—	(2)	(4)
Balance at July 2, 2021	$202	$17,863	$2,633	$(835)	$113	$19,976

Balance at January 3, 2020	$218	$20,694	$2,183	$(508)	$157	$22,744
Net income	—	—	500	—	(28)	472
Other comprehensive loss	—	—	—	(116)	—	(116)
Shares issued under stock incentive plans	1	36	—	—	—	37
Shares issued under defined contribution plans	—	122	—	—	—	122
Share-based compensation expense	—	40	—	—	—	40
Repurchases and retirement of common stock	(3)	(631)	(66)	—	—	(700)
Cash dividends ($1.70 per share)	—	—	(367)	—	—	(367)
Other	—	(1)	—	—	(5)	(6)
Balance at July 3, 2020	$216	$20,260	$2,250	$(624)	$124	$22,226
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of L3Harris Technologies, Inc. and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “L3Harris,” “Company,” “we,” “our” and “us” refer to L3Harris Technologies, Inc. and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by L3Harris, without an audit, in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and equity in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, cash flows and equity for the periods presented therein. The results for the quarter and two quarters ended July 2, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at January 1, 2021 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2021 (our “Fiscal 2020 Form 10-K”).
Amounts contained in this Report may not always add to totals due to rounding.
L3Harris Merger
As discussed in more detail in our Fiscal 2020 Form 10-K, Harris Corporation (“Harris”) and L3 Technologies, Inc. (“L3”) combined their respective businesses on June 29, 2019, in an all-stock merger (“L3Harris Merger”) that resulted in our combined Company, L3Harris Technologies, Inc.
L3Harris Merger-related expenses for the quarter and two quarters ended July 2, 2021 and July 3, 2020 were as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Additional cost of sales related to fair value step-up in inventory sold	$—	$16	$—	$31
Restructuring charges	—	7	—	7
Integration costs, recognized as incurred	20	37	41	68
Total L3Harris Merger-related expenses	$20	$60	$41	$106
Because the L3Harris Merger benefited the entire Company as opposed to any individual business segment, the above costs were not allocated to any business segment. All of the above costs were recorded in the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited), except for the additional cost of sales related to fair value step-up in inventory sold, which is included in the “Cost of product sales and services” line item in our Condensed Consolidated Statement of Income (Unaudited).
For additional information, see Note 5: “Business Combination” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K.
Divestitures
See Note B — Business Divestitures in these Notes for information regarding the following businesses divested or classified as held for sale in fiscal 2020 and 2021:
•Airport security and automation business, divested on May 4, 2020;
•Applied Kilovolts and Analytical Instrumentation business, divested on May 15, 2020;
•EOTech business, divested on July 31, 2020;
•Military training business, divested on July 2, 2021;

•Combat Propulsion Systems and related businesses (“CPS business”), divested on July 2, 2021;
•Voice Switch Enterprise disposal group (“VSE disposal group”), definitive agreement entered into on February 23, 2021 and divestiture partially completed during the quarter ended July 2, 2021, with the remainder classified as held for sale;
•Electron Devices and Narda Microwave-West divisions (“Electron Devices business”), definitive agreement entered into on July 2, 2021 and classified as held for sale during the quarter ended July 2, 2021; and
•Aerospace Products disposal groups (“AP disposal groups”), classified as held for sale during the quarter ended July 2, 2021.
Supplemental Cash Flow Information
Non-cash investing and financing activities during the two quarters ended July 2, 2021 included a $120 million right-of-use asset we obtained in exchange for a corresponding finance lease liability. These non-cash investing and financing activities are excluded from the “Additions of property, plant and equipment” and “Net proceeds from borrowings” line items in our Condensed Consolidated Statement of Cash Flows (Unaudited). There were no material non-cash investing or financing activities during the two quarters ended July 3, 2020. Right-of-use assets for finance leases are included in the “Property, plant and equipment, net” line item and the corresponding finance lease liabilities are included in the “Current portion of long-term debt, net” and “Long-term debt, net” line items in our Condensed Consolidated Balance Sheet (Unaudited).
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
Note B — Business Divestitures
2021 Divestitures
Held for Sale Businesses
Electron Devices business. On July 2, 2021, we entered into a definitive agreement to sell our Electron Devices business to an affiliate of Arlington Capital Partners for $185 million, subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement. The Electron Devices business, which is reported as part of our Aviation Systems segment, manufactures microwave devices for ground-based, airborne and satellite communications and radar. We expect to complete the sale of the Electron Devices business in the second half of fiscal 2021.
Aerospace Products disposal groups. During the quarter ended July 2, 2021, we determined the criteria to be classified as held for sale were met with respect to two businesses within our Aviation Systems segment, which we refer to together in this Report as the “AP disposal groups”. We expect to complete the sale of the AP disposal groups in the next twelve months.
VSE disposal group. On February 23, 2021, we entered into a definitive agreement to sell the VSE disposal group for $20 million, subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement. The definitive agreement includes provisions to accommodate, as necessary, closing the transactions contemplated by the agreement on a deferred basis if local consents and regulatory approvals in certain jurisdictions are obtained at a later date than in other jurisdictions.
The VSE disposal group, which is reported as part of our Aviation Systems segment, provides voice over internet protocol systems for air traffic management communications. During the quarter ended July 2, 2021, as contemplated by the definitive agreement, we consummated transactions in several jurisdictions for net cash proceeds of $2 million. (We consummated the closing in the final jurisdiction on July 30, 2021).

Because the divestiture of the VSE disposal group represents the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $14 million of goodwill to the VSE disposal group on a relative fair value basis during the quarter ended July 3, 2020 when the held for sale criteria were met. In connection with the preparation of our financial statements for fiscal 2020, we recognized a $32 million pre-tax loss to reduce the net assets of the VSE disposal group to fair value less costs to sell, which included a non-cash goodwill impairment charge of $14 million (based on the excess of the carrying value of the business over estimated net cash proceeds, after estimated purchase price adjustments) and an $18 million non-cash remeasurement loss. During the quarter and two quarters ended July 2, 2021, we recorded additional pre-tax losses of $18 million and $26 million, respectively, for non-cash remeasurement losses. The non-cash goodwill impairment is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited).
The carrying amounts of the major classes of assets and liabilities for the businesses classified as held for sale included in our Condensed Consolidated Balance Sheet (Unaudited) at July 2, 2021 were as follows:

(In millions)	Electron Devices business	AP disposal groups	VSE disposal group	Consolidated Total

Receivables, net	$25	$19	$1	$45
Contract assets	65	11	7	83
Inventories	17	28	1	46
Other current assets	3	2	—	5
Property, plant and equipment, net	28	15	1	44
Goodwill	15	11	—	26
Other intangible assets	60	31	5	96
Deferred taxes	—	1	—	1
Other non-current assets	96	37	—	133
Assets of disposal group held for sale	$309	$155	$15	$479

Accounts payable	$14	$9	$1	24
Contract liabilities	52	2	1	55
Other accrued items	36	11	—	47
Other non-current liabilities	78	37	—	115
Deferred taxes	—	2	—	2
Liabilities of disposal group held for sale	$180	$61	$2	$243
The carrying amounts of the assets and liabilities of the VSE disposal group classified as held for sale in our Consolidated Balance Sheet were $35 million and $13 million, respectively, at January 1, 2021.
Completed Divestitures
CPS business. On July 2, 2021, we completed the divestiture of the CPS business to RENK AG for $398 million (net proceeds of $347 million after selling costs and estimated purchase price adjustments, including $6 million of accrued selling costs). The CPS business engineers, designs and manufactures engines, transmissions, suspensions and turret drive systems for tracked and wheeled combat vehicle systems. The operating results of the CPS business through the date of divestiture were reported as part of our Aviation Systems segment.
Because the then-pending divestiture of the CPS business represented the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $174 million of goodwill to the CPS business on a relative fair value basis during the quarter ended April 2, 2021, when the held for sale criteria were met, and we recognized a non-cash goodwill impairment charge of $62 million (based on the excess of the carrying value of the business over estimated net cash proceeds, after estimated purchase price adjustments), which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited).
Military training business. On July 2, 2021, we completed the divestiture of the military training business to CAE USA Inc., a subsidiary of CAE Inc., for $1,050 million (net proceeds of $1,057 million after selling costs and estimated purchase price adjustments, including $17 million of accrued selling costs). The military training business provides flight simulation solutions and training services to the U.S. Department of Defense (“DoD”) and foreign military agencies. The operating results of the military training business through the date of divestiture were reported as part of our Aviation Systems segment.

2020 Divestitures
EOTech business. On July 31, 2020, we completed the divestiture of the EOTech business for $42 million (net cash proceeds of $40 million after selling costs and estimated purchase price adjustments), subject to final customary purchase price adjustments. The EOTech business manufactures holographic sighting systems, magnified field optics and accessories for military, law enforcement and commercial markets around the world. The operating results of the EOTech business through the date of divestiture were reported as part of our Communication Systems segment.
Applied Kilovolts and Analytical Instrumentation business. On May 15, 2020, we completed the divestiture of the Applied Kilovolts and Analytical Instrumentation business for net cash proceeds of $12 million, after selling costs and purchase price adjustments. In connection with the preparation of our financial statements for the quarter ended April 3, 2020, we tested goodwill assigned to the Applied Kilovolts and Analytical Instrumentation business disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that goodwill related to the disposal group was impaired. As a result, we recorded a non-cash impairment charge of $5 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited). The operating results of the Applied Kilovolts and Analytical Instrumentation business through the date of divestiture were reported as part of our Space and Airborne Systems segment.
Airport security and automation business. On May 4, 2020, we completed the divestiture of the airport security and automation business to Leidos, Inc. for $1 billion (net cash proceeds of $987 million after selling costs and purchase price adjustments). The airport security and automation business provides solutions used by the aviation and transportation industries, regulatory and customs authorities, government and law enforcement agencies and commercial and other high-security facilities. The operating results of the airport security and automation business through the date of divestiture were reported as part of our Aviation Systems segment.
For purposes of allocating goodwill to the disposal groups, we determined the fair value of each disposal group based on the respective negotiated selling price (or estimated net cash proceeds, in the case of no negotiated selling price), and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 1: “Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K for additional information regarding the fair value hierarchy. For additional information regarding the impairment of goodwill related to our business and disposal group divestitures, see Note I — Goodwill and Other Intangible Assets in these Notes.
The following table presents the amount of income (loss) before income taxes attributable to businesses divested or held for sale in our Condensed Consolidated Statement of Income (Unaudited):

	Quarter Ended		Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Electron Devices business	$11	$6	$30	$15
CPS business	27	13	53	29
Military training business	18	16	35	40
Airport security and automation business	—	(3)	—	9

The “Business divestiture-related gains (losses)” line item in our Condensed Consolidated Statement of Income (Unaudited) is comprised of the following pre-tax gains (losses) associated with businesses divested or held for sale:

	Quarter Ended		Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

VSE disposal group(1)	$(18)	$(14)	$(26)	$(14)
CPS business(2)	(12)	—	(19)	—
Military training business	212	—	212	—
Airport security and automation business	—	(23)	—	(26)
Other(3)	(2)	(12)	(2)	(12)
Total Business divestiture-related gain (losses)	$180	$(49)	$165	$(52)
_______________
(1)During the quarter ended July 3, 2020, upon classifying the VSE disposal group as held for sale, we recorded a non-cash impairment charge of $14 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended July 3, 2020. We recognized an $18 million non-cash remeasurement loss related to the VSE disposal group during the year ended January 1, 2021.
(2)During the quarter ended April 2, 2021, upon classifying the CPS business as held for sale, we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited). See Note I — Goodwill and Other Intangible Assets in these Notes for additional information.
(3)Reflects adjustments to the gains and losses on completed divestitures not shown above, including for fiscal 2020, $12 million for finalization of purchase price adjustments and recognition of a non-cash adjustment related to working capital, which decreased the gain initially recognized on the sale of the Harris Night Vision business divested on September 13, 2019.
Note C — Stock Options and Other Share-Based Compensation
As of July 2, 2021, we had options or other share-based compensation outstanding under two Harris shareholder-approved stock incentive plans (“SIPs”) , the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the L3Harris Technologies, Inc. 2015 Equity Incentive Plan (As Amended and Restated Effective as of August 28, 2020) (the “2015 EIP”), as well as under employee stock incentive plans of L3 assumed by L3Harris (collectively, “L3Harris SIPs”). We believe that share-based awards more closely align the interests of participants with those of shareholders.
The compensation cost related to our share-based awards that was charged against income was $34 million and $67 million for the quarter and two quarters ended July 2, 2021, respectively, and $24 million and $40 million for the quarter and two quarters ended July 3, 2020, respectively. The aggregate number of shares of our common stock issued under L3Harris SIPs, net of shares withheld for tax purposes, was 0.4 million and 0.5 million for the quarter and two quarters ended July 2, 2021, respectively, and 0.5 million for the two quarters ended July 3, 2020. Shares issued for the quarter ended July 3, 2020 were not material.
Awards granted to participants under L3Harris SIPs during the quarter ended July 2, 2021 consisted of 0.1 million restricted stock units and no stock options or performance stock units. Awards granted to participants under L3Harris SIPs during the two quarters ended July 2, 2021 consisted of 0.5 million stock options, 0.2 million performance stock units and 0.2 million restricted stock units. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model and the following assumptions: expected dividend yield of 1.99 percent; expected volatility of 31.71 percent; risk-free interest rates averaging 0.75 percent; and expected term of 5.05 years. The fair value as of the grant date of each restricted stock unit award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance stock unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to companies in our TSR peer group.

Note D — Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI are summarized below:

(In millions)	Foreign currency translation	Net unrealized losses on hedging derivatives	Unrecognized postretirement obligations	Total AOCI

Balance at January 1, 2021	$(58)	$(80)	$(701)	$(839)
Other comprehensive (loss) income, before income taxes	(3)	9	(3)	3
Income taxes	—	(2)	1	(1)
Other comprehensive (loss) income before reclassifications to earnings, net of income taxes	(3)	7	(2)	2
Losses (gains) reclassified to earnings(1)	2	(8)	8	2
Income taxes	—	2	(2)	—
Losses (gains) reclassified to earnings, net of income taxes	2	(6)	6	2
Other comprehensive (loss) income, net of income taxes	(1)	1	4	4
Balance at July 2, 2021	$(59)	$(79)	$(697)	$(835)

Balance at January 3, 2020	$(81)	$(55)	$(372)	$(508)
Other comprehensive loss, before income taxes	(60)	(80)	—	(140)
Income taxes	—	20	—	20
Other comprehensive loss before reclassifications to earnings, net of income taxes	(60)	(60)	—	(120)
Losses (gains) reclassified to earnings(1)	7	7	(10)	4
Income taxes	—	(2)	2	—
Losses (gains) reclassified to earnings, net of income taxes	7	5	(8)	4
Other comprehensive loss, net of income taxes	(53)	(55)	(8)	(116)
Balance at July 3, 2020	$(134)	$(110)	$(380)	$(624)
_______________
(1)Losses (gains) reclassified to earnings are included in the “Revenue from product sales and services,” “Business divestiture-related gains (losses),” “Interest expense, net” and “Non-operating income” line items in our Condensed Consolidated Statement of Income (Unaudited).
Note E — Receivables, net
Receivables, net are summarized below:

(In millions)	July 2, 2021	January 1, 2021

Accounts receivable	$1,227	$1,369
Less allowance for credit losses	(30)	(25)
Receivables, net	$1,197	$1,344
We have two receivables sale agreements (“RSAs”) with third-party financial institutions that permit us to sell, on a non-recourse basis, up to $100 million each of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSAs, which we continue to service and collect on behalf of the third-party financial institutions and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. Outstanding accounts receivable sold pursuant to the RSAs were not material at July 2, 2021 or January 1, 2021.
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
Contract assets and liabilities in the two quarters ended July 2, 2021 were impacted primarily by reclassifications to assets and liabilities of disposal groups held for sale, accelerated progress payments due to the U.S. Government’s temporary increase in the progress payment rate from 80 percent to 90 percent and the timing of contractual billing milestones. See Note B — Business Divestitures in these Notes for additional information regarding assets and liabilities classified as held for sale.
Contract assets and contract liabilities are summarized below:

(In millions)	July 2, 2021	January 1, 2021

Contract assets	$2,648	$2,437
Contract liabilities, current	(1,205)	(1,198)
Contract liabilities, non-current(1)	(98)	(73)
Net contract assets	$1,345	$1,166
_______________
(1)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet (Unaudited).
The components of contract assets are summarized below:

(In millions)	July 2, 2021	January 1, 2021

Unbilled contract receivables, gross	$4,377	$4,268
Unliquidated progress payments and advances	(1,729)	(1,831)
Contract assets	$2,648	$2,437
Impairment losses related to our contract assets were not material for the quarter or two quarters ended July 2, 2021 or July 3, 2020. Contract liabilities recognized as revenue that were outstanding at the end of the prior fiscal year were $219 million and $727 million for the quarter and two quarters ended July 2, 2021, respectively, and $301 million and $785 million for the quarter and two quarters ended July 3, 2020, respectively.
Note G — Inventories
Inventories are summarized below:

(In millions)	July 2, 2021	January 1, 2021

Finished products	$145	$136
Work in process	292	367
Raw materials and supplies	435	470
Total inventories	$872	$973
Note H — Property, Plant and Equipment, net
Property, plant and equipment, net are summarized below:

(In millions)	July 2, 2021	January 1, 2021

Land	$81	$90
Software capitalized for internal use	500	417
Buildings	1,186	1,097
Machinery and equipment	2,137	2,265
	3,904	3,869
Less accumulated depreciation and amortization	(1,878)	(1,767)
Total property, plant and equipment, net	$2,026	$2,102

Depreciation and amortization expense related to property, plant and equipment was $80 million and $164 million for the quarter and two quarters ended July 2, 2021, respectively, and $78 million and $154 million for the quarter and two quarters ended July 3, 2020, respectively.
As discussed in more detail in Note I — Goodwill and Other Intangible Assets in these Notes, in conjunction with, and in advance of, the tests of goodwill related to our Commercial Training Solutions reporting unit (“CTS reporting unit”), we recorded an $82 million non-cash impairment charge for long-lived assets, consisting of $19 million, $56 million and $7 million of impairment charges for right of use assets, property, plant and equipment and software, respectively, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter and two quarters ended July 2, 2021.
Note I — Goodwill and Other Intangible Assets
Goodwill
The assignment of goodwill by business segment, and changes in the carrying amount of goodwill by business segment, were as follows:

(In millions)	Integrated Mission Systems	Space and Airborne Systems	Communication Systems	Aviation Systems	Total

Balance at January 1, 2021	$6,499	$5,232	$4,153	$2,992	$18,876
Goodwill decrease from divestitures(1)	—	—	—	(538)	(538)
Decrease from reclassification to assets of disposal group held for sale(2)	—	—	—	(26)	(26)
Impairment of goodwill	—	—	—	(62)	(62)
Currency translation adjustments	1	(13)	1	(5)	(16)
Balance at July 2, 2021	$6,500	$5,219	$4,154	$2,361	$18,234

Balance at January 3, 2020	$5,768	$5,131	$4,243	$4,859	$20,001
Goodwill decrease from divestitures(1)	—	(2)	—	(531)	(533)
Decrease from reclassification to assets of disposal group held for sale(2)	—	—	(9)	—	(9)
Impairment of goodwill	—	(5)	—	(364)	(369)
Currency translation adjustments	3	(7)	(2)	(5)	(11)
Other (including adjustments to previously estimated fair value of assets acquired and liabilities assumed)	740	124	(81)	(847)	(64)
Balance at July 3, 2020	$6,511	$5,241	$4,151	$3,112	$19,015
_______________
(1)During the two quarters ended July 2, 2021, we completed the divestitures of our CPS business and military training business and derecognized $538 million of goodwill as part of determining the gain or loss on the sales of these businesses. During the two quarters ended July 3, 2020, we completed the divestitures of our airport security and automation business and our Applied Kilovolts and Analytical Instrumentation business and derecognized $533 million of goodwill as part of determining the gain or loss on the sales of these businesses.
(2)During the two quarters ended July 2, 2021 and July 3, 2020, we assigned $26 million and $9 million, respectively, of goodwill associated with pending divestitures to “Assets of disposal groups held for sale” in our Condensed Consolidated Balance Sheet (Unaudited). See Note B — Business Divestitures in these Notes for additional information.
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
Commercial Aviation Solutions Impairment. Indications of potential impairment of goodwill related to our Commercial Aviation Solutions sector (which is part of our Aviation Systems segment) were present at April 3, 2020 due to COVID and its impact on global air traffic and customer operations, resulting in a decrease in fiscal 2020 outlook for the sector, which we considered to be a triggering event requiring an interim impairment test. Consequently, in connection with the preparation of our financial statements for the quarter ended April 3, 2020, we performed a quantitative impairment test. To test for potential impairment of goodwill related to Commercial Aviation Solutions sector, we prepared an estimate of the fair value of the sector based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. Our methodology for determining the fair value of the sector placed the greatest weight on the expected fair value technique, and was dependent on our best estimates of future sales, operating costs and balance sheet metrics under a range of scenarios for future economic conditions. We assigned a probability to each scenario to calculate a set of probability-weighted projected cash flows, and an appropriate discount rate reflecting the risk in the projected cash flows was used to discount the expected cash flows to present value.
As adverse global economic and market conditions attributable to COVID, including projected declines and subsequent recovery in commercial air traffic and original equipment manufacturer production volumes, continued to develop during fiscal 2020, we continued to monitor for facts and circumstances that could negatively impact key valuation assumptions in determining the fair value of Commercial Aviation Solutions, including valuations, expectations regarding the timing of a return to pre-COVID commercial flight activity and the associated level of uncertainty, long-term revenue and profitability projections, discount rates and general industry, market and macroeconomic conditions. As a result, we determined indications of further impairment of assets related to Commercial Aviation Solutions existed as of July 3, 2020.
As a result of these impairment tests, we concluded that goodwill related to our Commercial Aviation Solutions sector was impaired as of April 3, 2020 and July 3, 2020, and we recorded non-cash impairment charges of $296 million and $54 million, respectively (including $28 million and $8 million, respectively, attributable to noncontrolling interest), in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter and two quarters ended July 3, 2020. The goodwill impairment charges were primarily not deductible for tax purposes.
VSE Disposal Group Impairment. During the quarter ended July 3, 2020, we determined the criteria to be classified as held for sale were met with respect to the VSE disposal group within our Aviation Systems segment and assigned $14 million of goodwill to the VSE disposal group on a relative fair value basis. In connection with the preparation of our financial statements for the quarter ended July 3, 2020, we concluded that goodwill related to the VSE disposal group was impaired and recorded a non-cash impairment charge of $14 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter ended July 3, 2020.
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
Commercial Training Solutions Impairment. During the quarter ended July 2, 2021, we adjusted our Aviation Systems segment reporting to better align our businesses and separated the Commercial Training Solutions (“CTS”) business from our Commercial Aviation Solutions reporting unit, creating a new reporting unit within the Commercial Aviation Solutions sector of our Aviation Systems segment. Immediately before and after our goodwill assignments, we completed an assessment of any potential goodwill impairment under our former and new reporting unit structure and determined that no impairment existed.
To test for potential impairment of the long-lived assets, including identifiable intangible assets and property, plant and equipment, related to CTS, we compared the estimated future cash flows (on an undiscounted basis) to be generated from the use and hypothetical eventual disposition of the asset group to its carrying value and, as a result, we determined the carrying value of the CTS asset group was not recoverable. Next, we prepared an estimate of the fair value of CTS based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions and projected discounted cash flows. We compared the fair value of CTS to our carrying value and recorded a $145 million non-cash charge for the impairment of CTS long-lived assets, including $63 million for impairment of identifiable intangible assets, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter and two quarters ended July 2, 2021. See Note H — Property, Plant and Equipment, net in these Notes for additional information.

Identifiable intangible assets are summarized below:

	July 2, 2021			January 1, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$6,207	$1,450	$4,757	$6,863	$1,257	$5,606
Developed technologies	603	286	317	653	261	392
Contract backlog	13	13	—	19	17	2
Trade names — divisions	108	48	60	129	45	84
Other	3	3	—	3	3	—
Total identifiable intangible assets subject to amortization	6,934	1,800	5,134	7,667	1,583	6,084
In-process research and development	21	—	21	21	—	21
Trade names — corporate	1,803	—	1,803	1,803	—	1,803
Total identifiable intangible assets	$8,758	$1,800	$6,958	$9,491	$1,583	$7,908
_______________
(1)During the two quarters ended July 2, 2021, we derecognized $486 million of intangible assets associated with completed divestitures and reclassified $91 million of intangible assets associated with pending divestitures to “Assets of disposal groups held for sale” in our Condensed Consolidated Balance Sheet (Unaudited). See Note B — Business Divestitures in these Notes for additional information regarding divestitures.
Amortization expense for identifiable intangible assets, which primarily relates to the L3Harris Merger, was $156 million and $320 million for the quarter and two quarters ended July 2, 2021, respectively, and was $209 million and $367 million for the quarter and two quarters ended July 3, 2020, respectively.
Future estimated amortization expense for identifiable intangible assets subject to amortization is as follows:

(In millions)

Year 1	$610
Year 2	606
Year 3	587
Year 4	543
Year 5	494
Thereafter	2,294
Total	$5,134
Note J — Accrued Warranties
Our liability for standard product warranties is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Changes in our liability for standard product warranties during the two quarters ended July 2, 2021 were as follows:

(In millions)

Balance at January 1, 2021	$133
Decrease from divestitures	(5)
Accruals for product warranties issued during the period	22
Settlements made during the period	(27)
Balance at July 2, 2021	$123

Note K — Postretirement Benefit Plans
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended July 2, 2021		Two Quarters Ended July 2, 2021
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Service cost	$18	$—	$36	$1
Interest cost	46	2	92	3
Expected return on plan assets	(157)	(5)	(312)	(10)
Amortization of net actuarial loss	10	—	19	—
Amortization of prior service credit	(7)	—	(14)	—
Net gain from curtailments and settlements	(3)	—	(3)	—
Net periodic benefit income	$(93)	$(3)	$(182)	$(6)

	Quarter Ended July 3, 2020		Two Quarters Ended July 3, 2020
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Service cost	$16	$1	$32	$1
Interest cost	68	2	137	4
Expected return on plan assets	(157)	(5)	(315)	(10)
Amortization of net actuarial loss (gain)	3	(1)	5	(1)
Amortization of prior service credit	(7)	—	(14)	—
Contractual termination cost(1)	—	—	1	—
Net periodic benefit income	$(77)	$(3)	$(154)	$(6)
_______________
(1)For the two quarters ended July 3, 2020, includes contractual termination benefits related to facility rationalization as part of restructuring activities in connection with the L3Harris Merger integration. See Note 4: “Restructuring and Other Exit Costs” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K for further information.
During the quarter ended July 2, 2021, we undertook an initiative to de-risk pension obligations by purchasing a group annuity policy and transferring approximately $169 million of pension plan assets to an insurance company thereby reducing our defined benefit obligations by approximately $169 million. As a result of the annuity purchase, we recognized a pre-tax Financial Accounting Standard settlement gain of $3 million in the quarter ended July 2, 2021, which is included as a component of the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited).
The service cost component of net periodic benefit income is included in the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Condensed Consolidated Statement of Income (Unaudited). The non-service cost components of net periodic benefit income are included in the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited), except for contractual termination benefits which are included in the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited).
As a result of prior voluntary contributions, we are not required to make any contributions to these plans during the remainder of fiscal 2021 and for several years thereafter.

Note L — Income From Continuing Operations Per Share
The computations of income from continuing operations per common share attributable to L3Harris common shareholders are as follows:

	Quarter Ended		Two Quarters Ended
(In millions, except per share amounts)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Income from continuing operations (A)	$413	$283	$882	$501

Basic weighted average common shares outstanding (B)	203.6	215.9	205.2	216.7
Impact of dilutive share-based awards	2.0	1.9	1.9	2.0
Diluted weighted average common shares outstanding (C)	205.6	217.8	207.1	218.7
Income from continuing operations per basic common share (A)/(B)	$2.03	$1.31	$4.29	$2.31
Income from continuing operations per diluted common share (A)/(C)	$2.01	$1.30	$4.26	$2.29
Potential dilutive common shares primarily consist of employee stock options, restricted stock units and performance stock units. Income from continuing operations per diluted common share excludes the anti-dilutive impact of 1.7 million and 1.6 million weighted average share-based awards outstanding for the quarter and two quarters ended July 2, 2021, respectively, and 1.5 million and 1.2 million weighted average share-based awards outstanding for the quarter and two quarters ended July 3, 2020, respectively.
Note M — Non-Operating Income
The components of non-operating income were as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Pension adjustment(1)	$114	$98	$225	$195
Impairment of equity method investment	(35)	—	(35)	—
Other	7	7	13	5
Total non-operating income	$86	$105	$203	$200
______________
(1)Pension adjustment recorded in the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited) represents the non-service component of net periodic pension and postretirement benefit costs, which includes interest cost, expected return on plan assets, amortization of net actuarial gain and effect of curtailments or settlements.
Note N — Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 29.0 percent for the quarter ended July 2, 2021 compared with 17.3 percent for the quarter ended July 3, 2020. During the quarter ended July 2, 2021, our effective tax rate was unfavorably impacted by non-deductible goodwill from completed business divestitures and the unfavorable impact of valuation allowances in certain foreign jurisdictions, partially offset by the favorable impact of research and development (“R&D”) credits, favorable resolution of specific audit uncertainties and the favorable impact of excess tax benefits related to equity-based compensation. During the quarter ended July 3, 2020, our effective tax rate benefited from the favorable impact of R&D credits and the favorable impact of a net reduction in our uncertain tax position balance, partially offset by the unfavorable impact of non-deductible goodwill impairment charges.
Our effective tax rate was 20.6 percent for the two quarters ended July 2, 2021 compared with 15.1 percent for the two quarters ended July 3, 2020. Our effective tax rate for the two quarters ended July 2, 2021 was impacted by the items described above for the quarter ended July 2, 2021. In addition to the items noted above for the quarter ended July 3, 2020, our effective tax rate for the two quarters ended July 3, 2020 benefited from the favorable impact of excess tax benefits related to equity-based compensation.
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
The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at July 2, 2021 and January 1, 2021:

	July 2, 2021			January 1, 2021
(In millions)	Total	Level 1	Level 2	Total	Level 1	Level 2

Assets
Deferred compensation plan assets:(1)
Equity and fixed-income securities	$73	$73	$—	$67	$67	$—
Investments measured at NAV:
Corporate-owned life insurance	33			31
Total fair value of deferred compensation plan assets	$106	$73	$—	$98	$67	$—
Derivatives (foreign currency forward contracts)	$18	$—	$18	$24	$—	$24

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$5	$5	$—	$4	$4	$—
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	141			116
Total fair value of deferred compensation plan liabilities	$146	$5	$—	$120	$4	$—
Derivatives (foreign currency forward contracts)	$3	$—	$3	$4	$—	$4
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
The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	July 2, 2021		January 1, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt (including current portion)(1)	$7,072	$7,872	$6,953	$7,986
_______________
(1)Fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.

See Note B — Business Divestitures and Note I — Goodwill and Other Intangible Assets in these Notes for information regarding fair value measurements associated with goodwill.
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
Exchange-Rate Risk — Cash Flow Hedges. To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and inter-segment transactions. These derivatives are used to hedge currency exposures from cash flows anticipated across our business segments. We also hedge U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income (loss). Gains and losses in AOCI are reclassified to earnings when the related hedged item is recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Condensed Consolidated Statement of Cash Flows (Unaudited) as the cash flows of the related hedged items. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. At July 2, 2021, we had open foreign currency forward contracts with an aggregate notional amount of $611 million, hedging certain forecasted transactions denominated in U.S. Dollars, Canadian Dollars, British Pounds, Australian Dollars and Euros. At January 1, 2021, we had open foreign currency forward contracts with an aggregate notional amount of $488 million, hedging certain forecasted transactions denominated in U.S. Dollars, Canadian Dollars, British Pounds, Euros, Australian Dollars and New Zealand Dollars.
At July 2, 2021, our foreign currency forward contracts had maturities through 2025.
The table below presents the fair values of our derivatives designated as foreign currency hedging instruments in our Condensed Consolidated Balance Sheet (Unaudited) at July 2, 2021 and January 1, 2021.

(In millions)	July 2, 2021	January 1, 2021

Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)
Other current assets	$15	$21
Other non-current assets	3	3
Other accrued items	3	4
_______________
(1)See Note O — Fair Value Measurements in these Notes for a description of the fair value hierarchy related to our foreign currency forward contracts.
Net unrealized gains before income taxes recognized in other comprehensive loss from foreign currency derivatives designated as cash flow hedges were $4 million and $9 million, respectively, for the quarter and two quarters ended July 2, 2021. During the quarter and two quarters ended July 3, 2020, we recognized a $10 million net unrealized gain and a $6 million net unrealized loss, respectively, before income taxes in other comprehensive loss from foreign currency derivatives designated as cash flow hedges. During the quarter and two quarters ended July 2, 2021, the net gain reclassified from AOCI into earnings from foreign currency derivatives designated as cash flow hedges was $8 million and $15 million, respectively. During the quarter and two quarters ended July 3, 2020, the net gain or loss reclassified from AOCI into earnings from foreign currency derivatives designated as cash flow hedges was not material. At July 2, 2021, the estimated amount of existing net gains to be reclassified into earnings within the next twelve months was $14 million.
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

Note Q — Changes in Estimates
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
Net EAC adjustments had the following impact to earnings for the periods presented:

	Quarter Ended		Two Quarters Ended
(In millions, except per share amounts)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Net EAC adjustments, before income taxes	$80	$98	$162	$201
Net EAC adjustments, net of income taxes	$60	$73	$122	$151
Net EAC adjustments, net of income taxes, per diluted common share	$0.29	$0.34	$0.59	$0.69
Revenue recognized from performance obligations satisfied in prior periods was $107 million and $215 million for the quarter and two quarters ended July 2, 2021, respectively, and $102 million and $238 million for the quarter and two quarters ended July 3, 2020, respectively.
Note R — Backlog
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
At July 2, 2021, our ending backlog was $20.2 billion. We expect to recognize approximately 66 percent of the revenue associated with this backlog by the end of 2022 and approximately 78 percent by the end of 2023, with the remainder to be recognized thereafter. At January 1, 2021, our ending backlog was $21.7 billion, including $1.1 billion of backlog associated with businesses that were divested during the quarter ended July 2, 2021.
Note S — Business Segment Information
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

•Communication Systems, including tactical communications; broadband communications; integrated vision solutions; public safety and global communications solutions; and
•Aviation Systems, including defense aviation; commercial aviation products; commercial pilot training; and mission networks for air traffic management.
See Note B — Business Divestitures in these Notes for information relating to the following businesses divested or classified as held for sale in fiscal 2020 and 2021:
•Airport security and automation business, divested on May 4, 2020, the results of which were reported as part of our Aviation Systems segment through the date of divestiture;
•Applied Kilovolts and Analytical Instrumentation business, divested on May 15, 2020, the results of which were reported as part of our Space and Airborne Systems segment through the date of divestiture;
•EOTech business, divested on July 31, 2020, the results of which were reported as part of our Communication Systems segment through the date of divestiture;
•Military training business, divested on July 2, 2021, the results of which were reported as part of our Aviation Systems segment through the date of divestiture;
•CPS business, divested on July 2, 2021, the results of which were reported as part of our Aviation Systems segment through the date of divestiture;
•VSE disposal group, definitive agreement entered into on February 23, 2021 and divestiture partially completed during the quarter ended July 2, 2021, with the remainder classified as held for sale and expected to be completed in the second half of fiscal 2021, the results of which are reported as part of our Aviation Systems segment;
•Electron Devices business, definitive agreement entered into on July 2, 2021 and classified as held for sale, expected to be completed during the second half of fiscal 2021, the results of which are reported as part of our Aviation Systems segment; and
•AP disposal groups, classified as held for sale during the quarter ended July 2, 2021, expected to be completed during the next twelve months, the results of which are reported as part of our Aviation Systems segment.
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

Segment revenue, segment operating income (loss) and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Revenue
Integrated Mission Systems	$1,494	$1,331	$2,945	$2,701
Space and Airborne Systems	1,287	1,249	2,523	2,441
Communication Systems	1,127	1,112	2,239	2,206
Aviation Systems	809	800	1,623	1,811
Corporate eliminations	(49)	(47)	(95)	(88)
Total revenue	$4,668	$4,445	$9,235	$9,071

Income From Continuing Operations Before Income Taxes
Segment Operating Income (Loss):
Integrated Mission Systems	$229	$224	$469	$425
Space and Airborne Systems	253	235	493	456
Communication Systems	287	265	568	515
Aviation Systems	35	31	163	(146)
Other unallocated corporate expenses(1)	(70)	(53)	(110)	(78)
L3Harris Merger-related integration expenses	(20)	(37)	(41)	(68)
Amortization of acquisition-related intangibles(2)	(156)	(208)	(320)	(353)
Business divestiture-related gains (losses)	180	(49)	165	(52)
Impairment of goodwill and other assets	(63)	(14)	(125)	(19)
Pension adjustment	(114)	(98)	(225)	(195)
Non-operating income	86	105	203	200
Interest expense, net	(65)	(65)	(131)	(128)
Total income from continuing operations before income taxes	$582	$336	$1,109	$557
_______________
(1)For the quarter and two quarters ended July 2, 2021, includes $46 million and $53 million, respectively, of divestiture-related expenses. For the quarter and two quarters ended July 3, 2020, includes (i) $16 million and $31 million, respectively, of additional cost of sales related to fair value step-up in inventory sold; (ii) $9 million of other divestiture-related expenses; and (iii) $7 million of restructuring charges.
(2)Includes amortization of identifiable intangible assets acquired as a result of the L3Harris Merger of $131 million and $271 million for the quarter and two quarters ended July 2, 2021, respectively, and $183 million and $303 million for the quarter and two quarters ended July 3, 2020, respectively. Also includes amortization of identifiable intangible assets acquired as a result of our acquisition of Exelis Inc. of $25 million and $49 million for the quarter and two quarters ended July 2, 2021, respectively, and $25 million and $50 million for the quarter and two quarters ended July 3, 2020, respectively. Because the L3Harris Merger and the acquisition of Exelis Inc. benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired was not allocated to any segment.
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

	Quarter Ended		Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Revenue By Customer Relationship
Prime contractor	$1,020	$856	$2,027	$1,807
Subcontractor	460	462	889	869
Intersegment	14	13	29	25
	$1,494	$1,331	$2,945	$2,701
Revenue By Contract Type
Fixed-price(1)	$1,147	$997	$2,239	$2,021
Cost-reimbursable	333	321	677	655
Intersegment	14	13	29	25
	$1,494	$1,331	$2,945	$2,701
Revenue By Geographical Region
United States	$1,034	$1,026	$2,054	$2,119
International	446	292	862	557
Intersegment	14	13	29	25
	$1,494	$1,331	$2,945	$2,701
_______________
(1)Includes revenue derived from time-and-materials contracts.
Space and Airborne Systems: Space and Airborne Systems revenue is primarily derived from U.S. Government development and production contracts and is generally recognized over time using the POC cost-to-cost revenue recognition method.

	Quarter Ended		Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Revenue By Customer Relationship
Prime contractor	$733	$674	$1,416	$1,333
Subcontractor	552	572	1,103	1,102
Intersegment	2	3	4	6
	$1,287	$1,249	$2,523	$2,441
Revenue By Contract Type
Fixed-price(1)	$740	$701	$1,455	$1,370
Cost-reimbursable	545	545	1,064	1,065
Intersegment	2	3	4	6
	$1,287	$1,249	$2,523	$2,441
Revenue By Geographical Region
United States	$1,102	$1,049	$2,162	$2,050
International	183	197	357	385
Intersegment	2	3	4	6
	$1,287	$1,249	$2,523	$2,441
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

	Quarter Ended		Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Revenue By Customer Relationship
Prime contractor	$783	$748	$1,512	$1,488
Subcontractor	330	353	702	699
Intersegment	14	11	25	19
	$1,127	$1,112	$2,239	$2,206
Revenue By Contract Type
Fixed-price(1)	$954	$945	$1,894	$1,858
Cost-reimbursable	159	156	320	329
Intersegment	14	11	25	19
	$1,127	$1,112	$2,239	$2,206
Revenue By Geographical Region
United States	$786	$835	$1,618	$1,664
International	327	266	596	523
Intersegment	14	11	25	19
	$1,127	$1,112	$2,239	$2,206
_______________
(1)Includes revenue derived from time-and-materials contracts.
Aviation Systems: Aviation Systems revenue is primarily derived from fixed-price contracts and is generally recognized at the point in time when products are received and accepted by the customer for standard products offered to multiple customers and over time for customer-specific products, systems and services.

	Quarter Ended		Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Revenue By Customer Relationship
Prime contractor	$520	$515	$1,056	$1,179
Subcontractor	270	265	530	594
Intersegment	19	20	37	38
	$809	$800	$1,623	$1,811
Revenue By Contract Type
Fixed-price(1)	$641	$610	$1,280	$1,439
Cost-reimbursable	149	170	306	334
Intersegment	19	20	37	38
	$809	$800	$1,623	$1,811
Revenue By Geographical Region
United States	$679	$676	$1,361	$1,408
International	111	104	225	365
Intersegment	19	20	37	38
	$809	$800	$1,623	$1,811
_______________
(1)Includes revenue derived from time-and-materials contracts.

Total assets by business segment are summarized below:

(In millions)	July 2, 2021	January 1, 2021

Total Assets
Integrated Mission Systems	$9,152	$8,906
Space and Airborne Systems	7,058	6,943
Communication Systems	5,871	5,746
Aviation Systems	4,042	5,026
Corporate(1)	9,941	10,339
Total Assets	$36,064	$36,960
_______________
(1)Identifiable intangible assets acquired in connection with the L3Harris Merger on June 29, 2019 and our acquisition of Exelis Inc. in fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Identifiable intangible asset balances recorded as Corporate assets were approximately $7.0 billion and $7.9 billion at July 2, 2021 and January 1, 2021, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, as well as any assets and liabilities from discontinued operations and divestitures. See Note B — Business Divestitures in these Notes for additional information.
Note T — Legal Proceedings and Contingencies
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized, and legal costs generally are expensed when incurred. At July 2, 2021, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at July 2, 2021 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
Environmental Matters: We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice, Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis Inc., of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis Inc., of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at July 2, 2021 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of L3Harris Technologies, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. (the Company) as of July 2, 2021, the related condensed consolidated statements of income, comprehensive income and equity for the quarters and two quarters ended July 2, 2021 and July 3, 2020, the condensed consolidated statements of cash flows for the two quarters ended July 2, 2021 and July 3, 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

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
August 4, 2021

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
COVID
Attempts to contain and reduce the spread of COVID, such as mandatory closures, “shelter-in-place” orders and travel and quarantine restrictions, have caused significant disruptions and adverse effects on the U.S. and global economies, such as impacts to supply chains, customer demand, international trade and capital markets. Our response has involved increasing our focus on keeping our employees safe while striving to maintain continuity of operations, meet customer commitments and support suppliers. For example, we instituted numerous types of precautions, protocols and other arrangements designed to protect employees from COVID infections and to comply with applicable regulations and we have also maintained an active dialog, and in some cases developed plans, with key suppliers in an effort to mitigate supply chain risks or otherwise minimize the impact from those risks. The U.S. Government response to COVID has included identifying the Defense Industrial Base as a Critical Infrastructure Sector and enhancing cash flow and liquidity for the Defense Industrial Base, such as by increasing progress payments and accelerating contract awards, which enabled us to keep our U.S. production facilities largely operational in support of national security commitments to U.S. Government customers (as part of the Defense Industrial Base) and to accelerate payments to small business suppliers, which we expect to continue while the U.S. Government’s responsive actions remain in effect.
Although we believe that a large percentage of our revenue, earnings and cash flow that is derived from sales to the U.S. Government, whether directly or through prime contractors, will be relatively predictable, in part due to the U.S. Government’s responsive actions described above, our commercial and international businesses are at a higher risk of adverse COVID-related impacts, and we cannot eliminate all potential impacts to our business from supply chain risks, such as longer lead times and shortages of electronics and other components. For example, the severe decline in global air traffic from travel restrictions and the resulting downturn in the commercial aviation market and its impact on customer operations has significantly reduced demand for flight training, flight simulators and commercial avionics products in our Aviation Systems segment.
The extent of these disruptions and impacts, including on our ability to perform under U.S. Government and other contracts within agreed timeframes and ultimately on our results of operations and cash flows, will depend on future developments, including further COVID-related impacts and associated containment and mitigation actions taken by governmental authorities and consequences thereof, and global air traffic demand and governmental subsidies to airlines, and potential impacts to our business from supply chain risks, all of which are uncertain and unpredictable, could exacerbate other risks discussed in Item 1A. “Risk Factors” of our Fiscal 2020 Form 10-K, any of which could have a material effect on us. For further information regarding the impact, and the risks of the impact, of COVID on the Company, see “Item 1A. Risk Factors” of our Fiscal 2020 Form 10-K.
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
•Communication Systems, including tactical communications; broadband communications; integrated vision solutions; public safety and global communications solutions; and
•Aviation Systems, including defense aviation; commercial aviation products; commercial pilot training; and mission networks for air traffic management.
See Note B — Business Divestitures in the Notes for information regarding the following businesses divested or classified as held for sale in fiscal 2020 and 2021:
•Airport security and automation business, divested on May 4, 2020, the results of which were reported as part of our Aviation Systems segment through the date of divestiture;
•Applied Kilovolts and Analytical Instrumentation business, divested on May 15, 2020, the results of which were reported as part of our Space and Airborne Systems segment through the date of divestiture;
•EOTech business, divested on July 31, 2020, the results of which were reported as part of our Communication Systems segment through the date of divestiture;
•Military training business, divested on July 2, 2021, the results of which were reported as part of our Aviation Systems segment through the date of divestiture;
•CPS business, divested on July 2, 2021, the results of which were reported as part of our Aviation Systems segment through the date of divestiture;
•VSE disposal group, definitive agreement entered into on February 23, 2021 and divestiture partially completed during the quarter ended July 2, 2021, with the remainder classified as held for sale and expected to be completed in the second half of fiscal 2021, the results of which are reported as part of our Aviation Systems segment;
•Electron Devices business, definitive agreement entered into on July 2, 2021 and classified as held for sale, expected to be completed during the second half of fiscal 2021, the results of which are reported as part of our Aviation Systems segment; and
•AP disposal groups, classified as held for sale during the quarter ended July 2, 2021, expected to be completed during the next twelve months, the results of which are reported as part of our Aviation Systems segment.

RESULTS OF OPERATIONS
Consolidated Results of Operations

	Quarter Ended			Two Quarters Ended
(In millions, except per share amounts)	July 2, 2021	July 3, 2020	% Inc/(Dec)	July 2, 2021	July 3, 2020	% Inc/(Dec)

Revenue:
Integrated Mission Systems	$1,494	$1,331	12%	$2,945	2,701	9%
Space and Airborne Systems	1,287	1,249	3%	2,523	2,441	3%
Communication Systems	1,127	1,112	1%	2,239	2,206	1%
Aviation Systems	809	800	1%	1,623	1,811	(10)%
Corporate eliminations	(49)	(47)	4%	(95)	(88)	8%
Total revenue	4,668	4,445	5%	9,235	9,071	2%
Cost of product sales and services	(3,251)	(3,175)	2%	(6,464)	(6,473)	—%
Gross margin	1,417	1,270	12%	2,771	2,598	7%
% of total revenue	30%	29%		30%	29%
Engineering, selling and administrative expenses	(891)	(855)	4%	(1,692)	(1,667)	1%
% of total revenue	19%	19%		18%	18%
Business divestiture-related gains (losses)	180	(49)	*	165	(52)	*
Impairment of goodwill and other assets	(145)	(70)	107%	(207)	(394)	(47)%
Non-operating income	86	105	(18)%	203	200	1%
Interest expense, net	(65)	(65)	—%	(131)	(128)	2%
Income from continuing operations before income taxes	582	336	73%	1,109	557	99%
Income taxes	(169)	(58)	191%	(229)	(84)	173%
Effective tax rate	29%	17%		21%	15%
Income from continuing operations	413	278	49%	880	473	86%
Noncontrolling interests, net of income taxes	—	5	*	2	28	*
Income from continuing operations attributable to L3Harris Technologies, Inc. common shareholders	$413	$283	46%	$882	$501	76%
% of total revenue	9%	6%		10%	6%
Income from continuing operations per diluted common share attributable to L3Harris Technologies, Inc. common shareholders	$2.01	$1.30	55%	$4.26	$2.29	86%
_________________
*Not meaningful
Revenue
One Quarter Comparison: The increase in revenue for the quarter ended July 2, 2021 compared with the quarter ended July 3, 2020 was primarily due to organic revenue growth in all four business segments, partially offset by $49 million lower revenue from the impact of completed business divestitures.
Two Quarters Comparison: The increase in revenue for the two quarters ended July 2, 2021 compared with the two quarters ended July 3, 2020 was primarily due to the same reasons as noted above in the one quarter comparison for revenue, also partially offset by lower revenue in the quarter ended April 2, 2021 in our Aviation Systems segment from the continued COVID-related downturn in the commercial aviation market and its impact on customer operations.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.

Gross Margin Percentage
One Quarter Comparison: The increase in gross margin as a percentage of total revenue (“gross margin percentage”) for the quarter ended July 2, 2021 compared with the quarter ended July 3, 2020 was primarily due to operational excellence, integration benefits and the absence in the quarter ended July 2, 2021 of a $16 million charge for additional cost of sales related to fair value step-up in inventory sold recorded in the quarter ended July 3, 2020.
Two Quarters Comparison: The increase in gross margin percentage for the two quarters ended July 2, 2021 compared with the two quarters ended July 3, 2020 was primarily due to operational excellence, integration benefits and the absence in the two quarters ended July 2, 2021 of a charge comparable to the $31 million for additional cost of sales related to fair value step-up in inventory sold recorded in the two quarters ended July 3, 2020.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative (“ESA”) Expenses and Percentage
One Quarter Comparison: The increase in ESA expenses and comparability of ESA expense as a percentage of total revenue (“ESA percentage”) for the quarter ended July 2, 2021 compared with the quarter ended July 3, 2020 were primarily due to $37 million of higher divestiture-related expenses and increased investments in R&D, partially offset by $44 million of lower amortization of acquisition-related intangible assets in the quarter ended July 2, 2021.
Two Quarters Comparison: The increase in ESA expenses and comparability of ESA percentage for the two quarters ended July 2, 2021 compared with the two quarters ended July 3, 2020 were primarily due to the same reasons as noted above in the one quarter comparison as well as lower integration costs and the absence in the two quarters ended July 2, 2021 of COVID-related restructuring charges and exit costs recorded in the two quarters ended July 3, 2020.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Business Divestiture-Related Gains and Losses
The "Business divestiture-related gains (losses)" line item is comprised of the following pre-tax gains (losses) associated with businesses divested or held for sale:

	Quarter Ended		Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020
VSE disposal group	$(18)	$(14)	$(26)	$(14)
CPS business	(12)	—	(19)	—
Military training business	212	—	212	—
Airport security and automation business	—	(23)	—	(26)
Other	(2)	(12)	(2)	(12)
Total Business divestiture-related gain (losses)	$180	$(49)	$165	$(52)
See Note B — Business Divestitures in the Notes for further information.
Impairment of Goodwill and Other Assets
One Quarter Comparison: Impairment of goodwill and other assets for the quarter ended July 2, 2021 included $145 million of non-cash charges for impairment of identifiable intangible and other long-lived assets related to our CTS reporting unit. Impairment of goodwill and other assets for the quarter ended July 3, 2020 included $56 million of non-cash charges for impairment of goodwill and other assets in our Commercial Aviation Solutions sector due to the COVID-related downturn in the commercial aviation market and its impact on customer operations and a $14 million non-cash charge for impairment of goodwill in connection with the then-pending divestiture of the VSE disposal group.
Two Quarters Comparison: Impairment of goodwill and other assets for the two quarters ended July 2, 2021 included a $62 million non-cash charge for impairment of goodwill associated with the divestiture of the CPS business and $145 million of non-cash charges for impairment of identifiable intangible and other long-lived assets related to our CTS reporting unit. Impairment of goodwill and other assets for the two quarters ended July 3, 2020 included $375 million of non-cash charges for impairment of goodwill and other assets in our Commercial Aviation Solutions sector associated with the COVID-related downturn in the commercial aviation market and its impact on customer operations, a $14 million non-cash charge for impairment of goodwill associated with the then-pending divestiture of the VSE disposal group and a $5 million non-cash charge for impairment of goodwill recorded in connection with the then-pending divestiture of our Applied Kilovolts and Analytical Instrumentation business.

See Note B — Business Divestitures and Note I — Goodwill and Other Intangible Assets in the Notes for further information.
Non-Operating Income
One Quarter Comparison: The decrease in non-operating income for the quarter ended July 2, 2021 compared with the quarter ended July 3, 2020 was primarily due to a $35 million charge for impairment of our equity investment in a nonconsolidated affiliate, partially offset by an increase in the non-service cost components of net periodic benefit income.
Two Quarters Comparison: The increase in non-operating income for the two quarters ended July 2, 2021 compared with the two quarters ended July 3, 2020, reflects a charge for impairment of our equity investment in a nonconsolidated affiliate recorded in the quarter ended July 2, 2021, offset by an increase in the non-service cost components of net periodic benefit income.
See Note M — Non-Operating Income and Note K — Postretirement Benefit Plans in the Notes for further information.
Interest Expense, net
One Quarter Comparison: Interest expense, net for the quarter ended July 2, 2021 was comparable with the quarter ended July 3, 2020.
Two Quarters Comparison: Interest expense, net remained largely unchanged for the two quarters ended July 2, 2021 compared with the two quarters ended July 3, 2020.
See Note 14: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K for further information.
Income Taxes
One Quarter Comparison: Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 29.0 percent for the quarter ended July 2, 2021 compared with 17.3 percent for the quarter ended July 3, 2020. During the quarter ended July 2, 2021, our effective tax rate was unfavorably impacted by non-deductible goodwill from completed business divestitures and the unfavorable impact of valuation allowances in certain foreign jurisdictions, partially offset by the favorable impact of R&D credits, favorable resolution of specific audit uncertainties and the favorable impact of excess tax benefits related to equity-based compensation. During the quarter ended July 3, 2020, our effective tax rate benefited from the favorable impact of R&D credits and the favorable impact of a net reduction in our uncertain tax position balance, partially offset by the unfavorable impact of non-deductible goodwill impairment charges.
Two Quarters Comparison: Our effective tax rate was 20.6 percent for the two quarters ended July 2, 2021 compared with 15.1 percent for the two quarters ended July 3, 2020. Our effective tax rate for the two quarters ended July 2, 2021 was impacted by the items described above in the one quarter comparison for income taxes. In addition to the items noted above in the one quarter comparison for income taxes, our effective tax rate for the two quarters ended July 3, 2020 benefited from the favorable impact of excess tax benefits related to equity-based compensation.
Income From Continuing Operations
One Quarter Comparison: The increase in income from continuing operations for the quarter ended July 2, 2021 compared with the quarter ended July 3, 2020 was primarily due to the combined effects of the reasons noted above in the one quarter comparison paragraphs.
Two Quarters Comparison: The increase in income from continuing operations for the two quarters ended July 2, 2021 compared with the two quarters ended July 3, 2020 was primarily due to the combined effects of the reasons noted above in the two quarters comparison paragraphs.
Income From Continuing Operations Per Diluted Common Share Attributable to L3Harris Common Shareholders
One Quarter Comparison: The increase in income from continuing operations per diluted common share attributable to L3Harris common shareholders for the quarter ended July 2, 2021 compared with the quarter ended July 3, 2020 was primarily due to higher income from continuing operations and fewer diluted weighted average common shares outstanding due to the repurchases of shares of our common stock under our repurchase program in the four quarters ended July 2, 2021.
Two Quarters Comparison: The increase in income from continuing operations per diluted common share attributable to L3Harris common shareholders for the two quarters ended July 2, 2021 compared with the two quarters ended July 3, 2020 was primarily due to higher income from continuing operations and fewer diluted weighted average common shares outstanding due to the repurchases of shares of our common stock under our repurchase program in the four quarters ended July 2, 2021.
See “Common Stock Repurchases” below in this MD&A for information regarding our share repurchase program.

Discussion of Business Segment Results of Operations
Integrated Mission Systems

	Quarter Ended			Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020	% Inc/(Dec)	July 2, 2021	July 3, 2020	% Inc/(Dec)

Revenue	$1,494	$1,331	12%	$2,945	$2,701	9%
Segment operating income	$229	$224	2%	$469	$425	10%
% of revenue	15%	17%		16%	16%
One Quarter Comparison: The increase in segment revenue for the quarter ended July 2, 2021 compared with the quarter ended July 3, 2020 was primarily due to $148 million of higher revenue in ISR, driven by aircraft missionization on a recently awarded North Atlantic Treaty Organization program and $21 million of higher revenue in Maritime, reflecting a ramp on key platforms, partially offset by lower revenue in Electro Optical due to product delivery timing.
The increase in segment operating income for the quarter ended July 2, 2021 compared with the quarter ended July 3, 2020 was primarily due to higher revenue and integration benefits and operational excellence, partially offset by a mix of program revenue and product sales with relatively lower operating margin percentage for the quarter ended July 2, 2021, which resulted in a decrease in operating income as a percentage of revenue (“operating margin percentage”).
Two Quarters Comparison: The increases in segment revenue and operating income in the two quarters ended July 2, 2021 compared with the two quarters ended July 3, 2020 were primarily due to the same reasons as noted above in the one quarter comparison regarding this segment. Segment operating margin percentage for the two quarters ended July 2, 2021 was comparable with the two quarters ended July 3, 2020.
Space and Airborne Systems

	Quarter Ended			Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020	% Inc/(Dec)	July 2, 2021	July 3, 2020	% Inc/(Dec)

Revenue	$1,287	$1,249	3%	$2,523	$2,441	3%
Segment operating income	$253	$235	8%	$493	$456	8%
% of revenue	20%	19%		20%	19%
One Quarter Comparison: The increase in segment revenue for the quarter ended July 2, 2021 compared with the quarter ended July 3, 2020 was primarily due to $47 million of higher revenue in Space, reflecting a ramp in missile defense and other responsive programs and growth in Intel and Cyber from classified programs, partially offset by lower revenue in Mission Avionics, reflecting F-35 program timing, and lower revenue in Electronic Warfare due to lower F-16 volume.
The increases in segment operating income and segment operating margin percentage for the quarter ended July 2, 2021 compared with the quarter ended July 3, 2020 were primarily due to higher revenue, operational excellence, including program performance, higher pension income and integration benefits, partially offset by increased investments in R&D.
Two Quarters Comparison: The increase in segment revenue for the two quarters ended July 2, 2021 compared with the two quarters ended July 3, 2020 was primarily due to $80 million of higher revenue in Space from a ramp in missile defense and other responsive programs and growth in Intel and Cyber from classified programs, partially offset by lower revenue in Electronic Warfare due to lower F-16 volume.
The increases in segment operating income and operating margin percentage for the two quarters ended July 2, 2021 compared with the two quarters ended July 3, 2020 were primarily due higher revenue, integration benefits and higher pension income, partially offset by a mix of programs with relatively lower operating margin percentage.
Communication Systems

	Quarter Ended			Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020	% Inc/(Dec)	July 2, 2021	July 3, 2020	% Inc/(Dec)

Revenue	$1,127	$1,112	1%	$2,239	$2,206	1%
Segment operating income	$287	$265	8%	$568	$515	10%
% of revenue	25%	24%		25%	23%

One Quarter Comparison: The increase in segment revenue for the quarter ended July 2, 2021 compared with the quarter ended July 3, 2020 was primarily due to $23 million of higher revenue in Tactical Communications, reflecting increased international demand, $17 million of higher revenue in Global Communications Solutions and organic growth in Integrated Vision Solutions driven by the continued ramp in DoD modernization, partially offset by the impact of the divestiture on July 31, 2020 of the EOTech business (which generated $20 million of revenue in the quarter ended July 3, 2020), $7 million of lower revenue in Public Safety due to residual COVID-related impacts and lower revenue in Broadband Communications from lower volume on legacy unmanned programs.
The increases in segment operating income and operating margin percentage for the quarter ended July 2, 2021 compared with the quarter ended July 3, 2020 were primarily due to a mix of program revenue and product sales with relatively higher operating margin percentage for the quarter ended July 2, 2021, operational excellence and integration benefits.
Two Quarters Comparison: The increases in segment revenue, operating income and operating margin percentage for the two quarters ended July 2, 2021 compared with the two quarters ended July 3, 2020 were primarily due to the same reasons as noted above in the one quarter comparison for this segment.
Aviation Systems

	Quarter Ended			Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020	% Inc/(Dec)	July 2, 2021	July 3, 2020	% Inc/(Dec)

Revenue	$809	$800	1%	$1,623	$1,811	(10)%
Segment operating income (loss)	$35	$31	13%	$163	$(146)	*
% of revenue	4%	4%		10%	(8)%
_________________
*Not meaningful
One Quarter Comparison: The increase in segment revenue for the quarter ended July 2, 2021 compared with the quarter ended July 3, 2020 was primarily due to $16 million of higher revenue in Defense Aviation, reflecting a ramp in fuzing and ordnance systems, increased training and avionics product sales volume in the commercial aerospace business and $5 million of higher revenue in Mission Networks from increased Federal Aviation Administration volume, partially offset by $24 million of lower revenue from the divestiture of the airport security and automation businesses on May 4, 2020.
The increase in segment operating income and comparability of operating margin percentage for the quarter ended July 2, 2021 compared with the quarter ended July 3, 2020 were primarily due to operational excellence, cost management, integration benefits and the absence in the quarter ended July 2, 2021 of COVID-related restructuring charges and exit costs recorded in the quarter ended July 3, 2020, mostly offset by a $26 million increase in charges for impairment of assets.
Two Quarters Comparison: The decrease in segment revenue for the two quarters ended July 2, 2021 compared with the two quarters ended July 3, 2020 was primarily due to $43 million of lower commercial aerospace revenue, which included a $147 million revenue impact from the airport security and automation business divestiture on May 4, 2020 and lower revenue from the COVID-related downturn in the commercial aviation market and its impact on customer operations, and lower revenue in Military Training primarily due to program timing. These drivers were partially offset by $27 million of higher revenue in Defense Aviation and $20 million of higher revenue in Mission Networks reflecting higher U.S. Federal Aviation Administration volume.
The increases in segment operating income and operating margin percentage for the two quarters ended July 2, 2021 compared with the segment operating loss and operating margin percentage in the two quarters ended July 3, 2020 were primarily due to the same reasons as noted above in the one quarter comparison for this segment as well as the absence of $375 million of non-cash charges for impairment of goodwill and other assets in the two quarters ended July 3, 2020 due to the COVID-related downturn in the commercial aviation market and its impact on customer operations.

Unallocated Corporate Expenses

	Quarter Ended			Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020	% Inc/(Dec)	July 2, 2021	July 3, 2020	% Inc/(Dec)

Other unallocated corporate expenses	$70	$53	32%	$110	$78	41%
L3Harris Merger-related integration expenses	20	37	(46)%	41	68	*
Amortization of acquisition-related intangibles	156	208	(25)%	320	353	(9)%
Business divestiture-related (gains) losses	(180)	49	*	(165)	52	*
Impairment of goodwill and other assets	63	14	*	125	19	*
_________________
*Not meaningful
One Quarter Comparison: The increase in other unallocated corporate expenses for the quarter ended July 2, 2021 compared with the quarter ended July 3, 2020 was primarily due to $37 million of higher divestiture-related expenses, partially offset by the absence of $16 million of additional cost of sales related to fair value step-up in inventory sold and $7 million of restructuring charges recorded in the quarter ended July 3, 2020.
Two Quarters Comparison: The increase in other unallocated corporate expenses for the two quarters ended July 2, 2021 compared with the two quarters ended July 3, 2020 was primarily due to $44 million of higher divestiture-related expenses and a $15 million accrual for a value-added tax obligation in the two quarters ended July 2, 2021, partially offset by $31 million of additional cost of sales related to fair value step-up in inventory sold and $7 million of restructuring charges recorded in the two quarters ended July 3, 2020.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020

Net cash provided by operating activities	$1,381	$1,335
Net cash provided by investing activities	1,307	845
Net cash used in financing activities	(1,937)	(1,042)
Effect of exchange rate changes on cash and cash equivalents	2	(15)
Net increase in cash and cash equivalents	753	1,123
Cash and cash equivalents, beginning of year	1,276	824
Cash and cash equivalents, end of quarter	$2,029	$1,947
Cash and cash equivalents
The $753 million net increase in cash and cash equivalents in the two quarters ended July 2, 2021 was primarily due to:
•$1,381 million of net cash provided by operating activities;
•$1,430 million of net proceeds from sales of businesses; and
•$38 million of proceeds from exercises of employee stock options; partially offset by
•$1,550 million used to repurchase shares of our common stock;
•$416 million used to pay cash dividends; and
•$128 million used for additions of property, plant and equipment.
The $1,123 million net increase in cash and cash equivalents in the two quarters ended July 3, 2020 was primarily due to:
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

•$254 million of repayments of borrowings, including $250 million used for repayment at maturity of the entire principal amount of our Floating Rate Notes due April 30, 2020; and
•$108 million used for additions of property, plant and equipment.
At July 2, 2021, we had cash and cash equivalents of $2,029 million, including $1,430 million of net proceeds from sales of businesses received on July 2, 2021, and we have a senior unsecured $2 billion revolving credit facility that expires in June 2024 (all of which was available to us as of July 2, 2021). Additionally, we had $7.1 billion of long-term debt outstanding at July 2, 2021. Our $2,029 million of cash and cash equivalents at July 2, 2021 included $248 million held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
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
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next twelve months and the reasonably foreseeable future thereafter. Our total capital expenditures for fiscal 2021 are expected to be approximately $365 million. We anticipate tax payments in fiscal 2021 to be approximately equal to our tax expense for the same period, subject to adjustment for certain timing differences and divestitures. Other than those cash outlays noted in “Contractual Obligations” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2020 Form 10-K and in the “Commercial Commitments and Contractual Obligations” section below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase program and L3Harris Merger-related integration costs, we do not anticipate any significant cash outlays during the remainder of fiscal 2021. For further information regarding COVID-related risks and uncertainties, see Item 1A. “Risk Factors” of our Fiscal 2020 Form 10-K.
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
Net cash provided by operating activities: The $46 million increase in net cash provided by operating activities for the two quarters ended July 2, 2021 compared with the two quarters ended July 3, 2020 was primarily due to the impact of higher income (excluding the impact of non-cash items such as depreciation and amortization, impairment of goodwill and other assets and gains related to business divestitures) and a $30 million decrease in cash income tax payments, partially offset by a $138 million increase in cash used to fund working capital (i.e., accounts receivable, contract assets, inventories, accounts payable and contract liabilities) for the two quarters ended July 2, 2021.
Net cash provided by investing activities: The $462 million increase in net cash provided by investing activities for the two quarters ended July 2, 2021 compared with the two quarters ended July 3, 2020 was primarily due to an increase of $467 million in net proceeds from sales of businesses, partially offset by a $16 million increase in cash used for net additions of property, plant and equipment.
Net cash used in financing activities: The $895 million increase in net cash used in financing activities for the two quarters ended July 2, 2021 compared with the two quarters ended July 3, 2020 was primarily due to an $850 million increase in cash used to repurchase common stock and a $49 million increase in cash dividends paid in the two quarters ended July 2, 2021.
Funding of Pension Plans
Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. pension plans. Although we have significant discretion in making voluntary contributions, the Employee Retirement Income

Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), and applicable Internal Revenue Code regulations mandate minimum funding thresholds. The Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015, and the American Rescue Plan Act of 2021 further extended the interest rate stabilization provision of MAP-21. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plans or make benefit payments. With respect to our U.S. qualified defined benefit pension plans, we intend to contribute annually not less than the required minimum funding thresholds. As a result of prior voluntary contributions, we are not required to make any contributions to our U.S. qualified defined benefit pension plans in fiscal 2021 and for several years thereafter.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $1.7 billion at July 2, 2021. See Note 15: “Pension and Other Postretirement Benefits” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K and Note K — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
On January 28, 2021, we announced that our Board of Directors approved a $6 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of $210 million as of January 1, 2021. During the two quarters ended July 2, 2021, we used $1.55 billion to repurchase 7.7 million shares of our common stock under our share repurchase program at an average price per share of $201.50. During the two quarters ended July 3, 2020, we used $700 million to repurchase 3.3 million shares of our common stock under our share repurchase program at an average price per share of $213.57. During the two quarters ended July 2, 2021 and July 3, 2020, $2 million and $1 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares purchased by us are cancelled and retired.
At July 2, 2021, we had a remaining, unused authorization of approximately $4.7 billion under our share repurchase program, which does not have an expiration date. Repurchases under our share repurchase program may be made through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our current repurchase program is set forth in this Report under Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
On January 28, 2021, our Board of Directors increased the quarterly per share cash dividend rate on our common stock from $.85 to $1.02, for an annualized per share cash dividend rate of $4.08, which was our twentieth consecutive annual increase in our quarterly cash dividend rate. During the two quarters ended July 2, 2021 and July 3, 2020, we paid cash dividends of $416 million and $367 million, respectively. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant.
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
We were in compliance with the covenants in the 2019 Credit Agreement at July 2, 2021, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2019 Credit Agreement, to be greater than 0.65 to 1.00. At July 2, 2021, we had no borrowings outstanding under the 2019 Credit Agreement.
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note 14: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K.

Short-Term Debt: Our short-term debt was $3 million at July 2, 2021 and $2 million at January 1, 2021, in each case consisting of local borrowing by international subsidiaries for working capital needs.
Other Agreements: We have two RSAs with third-party financial institutions that permit us to sell, on a non-recourse basis, up to $100 million each of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSAs, which we continue to service and collect on behalf of the third-party financial institutions and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. The impact to net cash from operating activities from these transactions was not material in the two quarters ended July 2, 2021 or July 3, 2020.
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
As of July 2, 2021, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of July 2, 2021, we did not have material financial guarantees or other contractual commitments that we believe are reasonably likely to adversely affect our financial condition, results of operations, cash flows or equity, and we were not a party to any related party transactions that materially affect our financial condition, results of operations, cash flows or equity.
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
Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal 2020 Form 10-K include our commercial commitments and contractual obligations. There were no material changes during the two quarters ended July 2, 2021 in our contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases or our commercial commitments, or in our contingent liabilities on outstanding surety bonds, standby letters of credit or other arrangements as disclosed in our Fiscal 2020 Form 10-K.
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
EAC adjustments resulted in the following impacts to operating income for the periods presented:

	Quarter Ended		Two Quarters Ended
(In millions)	July 2, 2021	July 3, 2020	July 2, 2021	July 3, 2020

Favorable adjustments	$165	$161	$327	$343
Unfavorable adjustments	(85)	(63)	(165)	(142)
Net operating income adjustments	$80	$98	$162	$201
The net favorable impact to operating income from EAC adjustments in the quarter and two quarters ended July 2, 2021 reflected benefits of operational performance on programs, including additional retirement of risks and schedule improvements, achievement of incentive payments and realization of synergy savings across all four of our business segments. There were no EAC adjustments on any individual program with impacts to operating income in the quarters and two quarters ended July 2, 2021 or July 3, 2020 that were material to our results of operations on a consolidated or segment basis for such periods.
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
Goodwill
Goodwill in our Condensed Consolidated Balance Sheet (Unaudited) as of July 2, 2021 and January 1, 2021 was $18.2 billion and $18.9 billion, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. We identify potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill, which is adjusted for allocations of Corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Commercial Aviation Solutions goodwill allocation: As described in more detail in Note I — Goodwill and Other Intangible Assets and elsewhere in the Notes, during the quarter ended July 2, 2021, we adjusted our Aviation Systems segment reporting to better align our businesses and separated the CTS business from our Commercial Aviation Solutions reporting unit, creating a new CTS reporting unit within the Commercial Aviation Solutions sector of our Aviation Systems segment. We assigned $68 million of goodwill to the CTS reporting unit and $779 million of goodwill to the Commercial Aviation Solutions reporting unit on a relative fair value basis. In conjunction with the relative fair value allocation, we tested goodwill assigned to each new reporting unit and concluded that no goodwill impairment existed as of July 2, 2021.
CPS business goodwill allocation: As described in more detail in Note B — Business Divestitures in the Notes, we entered into a definitive agreement to sell our CPS business on March 1, 2021. Because the then-pending divestiture of the CPS business represented the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $174 million of goodwill to the CPS business disposal group on a relative fair value basis. In conjunction with the relative fair value allocation, we tested goodwill assigned to the CPS business disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that goodwill related to the CPS business disposal group was impaired. In connection with the preparation of our financial statements for the quarter ended April 2, 2021, we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the two quarters ended July 2, 2021.
Electron Devices business goodwill allocation: As described in more detail in Note B — Business Divestitures in the Notes, we entered into a definitive agreement to sell our Electron Devices business on July 2, 2021. Because the pending divestiture of the Electron Devices business represented the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $15 million of goodwill to the Electron Devices disposal group on a relative fair value basis. In conjunction with the relative fair value allocation, we tested goodwill assigned to the Electron Devices business disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed.
AP disposal groups goodwill allocations: As described in more detail in Note B — Business Divestitures in the Notes, during the quarter ended July 2, 2021, we determined the criteria to be classified as held for sale were met with respect to two businesses in our Aviation Systems segment. Because the potential divestiture of the two businesses in the AP disposal groups represented the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $11 million of goodwill to the AP disposal groups on a relative fair value basis. In conjunction with the relative fair value allocation, we tested goodwill assigned to the AP disposal groups and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met.
For purposes of allocating goodwill to each disposal group above, we determined the fair value of the disposal group based on the negotiated or expected selling price and the fair value of the retained businesses of the reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 1: “Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K for additional information regarding the fair value hierarchy.
Impairment of long-lived assets
During the quarter ended July 2, 2021, we adjusted our Aviation Systems segment reporting to better align our businesses and separated the CTS business from our Commercial Aviation Solutions reporting unit, creating a new CTS reporting unit within the Commercial Aviation Solutions sector of our Aviation Systems segment. To test for potential impairment of the long-lived assets, including identifiable intangible assets and property, plant and equipment, related to CTS, we compared the estimated future cash flows (on an undiscounted basis) to be generated from the use and hypothetical eventual disposition of the asset group to its carrying value and, as a result, we determined the carrying value of the CTS asset group was not recoverable. Next, we prepared an estimate of the fair value of CTS based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions and projected discounted cash flows. We compared the fair value of CTS to our carrying value and recorded a $145 million non-cash charge for the impairment of CTS long-lived assets, including $63 million for impairment of identifiable intangible assets, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter and two quarters ended July 2, 2021. See Note H — Property, Plant and Equipment, net and Note I — Goodwill and Other Intangible Assets in the Notes for additional information.
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that may not materialize or prove to be correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies; the potential level of share repurchases, dividends or pension contributions; potential acquisitions or divestitures; the value of contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future, including expected COVID-related impacts in our Public Safety and Commercial Aviation Solutions sector; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. There were no material changes during the two quarters ended July 2, 2021 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Fiscal 2020 Form 10-K.
Foreign Exchange and Currency: Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than functional currencies of such businesses. We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include the accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at July 2, 2021 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign currency denominated assets, liabilities and firm commitments. See Note P — Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates: As of July 2, 2021, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at July 2, 2021 would not have had a material impact on the fair value of these obligations. There is no interest-rate risk associated with long-term fixed-rate debt obligations on our results of operations or cash flows unless existing obligations are refinanced upon maturity at then-current interest rates, because the interest rates are fixed until maturity, and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term debt obligations over the next twelve months.
As of July 2, 2021, we also had long-term variable-rate debt obligations of $250 million of Floating Rate Notes due March 10, 2023. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these debt obligations at July 2, 2021 would not have had a material impact on our results of operations or cash flows. See Note 14: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K for further information.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of July 2, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of July 2, 2021, our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See Note T — Legal Proceedings and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Item 3. “Legal Proceedings” of our Fiscal 2020 Form 10-K.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the quarter ended July 2, 2021, we repurchased 3.9 million shares of our common stock under our share repurchase program for $850 million at an average share price of $217.97, excluding commissions of $0.02 per share. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors and management may deem relevant. We have announced that we currently expect to repurchase up to $3.4 billion in shares under our repurchase program in fiscal 2021, but we can give no assurances regarding the level and timing of share repurchases. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended July 2, 2021:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1)

Month No. 1
(April 3, 2021 - April 30, 2021)
Repurchase program(1)	—	$—	—	$5,510,459,057
Employee transactions(2)	11,274	207.33	—	—
Month No. 2
(May 1, 2021 - May 28, 2021)
Repurchase program(1)	2,077,422	$216.18	2,077,422	$5,061,368,423
Employee transactions(2)	20,798	214.72	—	—
Month No. 3
(May 29, 2021 - July 2, 2021)
Repurchase program(1)	1,821,807	$220.01	1,821,807	$4,660,543,994
Employee transactions(2)	18,259	219.87	—	—
Total	3,949,560		3,899,229	$4,660,543,994
_______________
*    Periods represent our fiscal months
(1)On January 28, 2021, we announced that our Board of Directors approved a $6 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of $210 million as of January 1, 2021. We repurchase shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of July 2, 2021, $4.7 billion (as reflected in the table above) was the approximate dollar amount of our common stock that can still be purchased under our share repurchase program, which does not have a stated expiration date.
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

Sales of Unregistered Equity Securities
During the second quarter of fiscal 2021, we did not issue or sell any unregistered equity securities.
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

*(10.1)	Amendment 3 to the L3Harris Retirement Savings Plan (amended and restated effective January 1, 2021), dated May 12, 2021
*(10.2)	Amendment 4 to the L3Harris Retirement Savings Plan (amended and restated effective January 1, 2021), dated May 12, 2021
(15)	Letter Regarding Unaudited Interim Financial Information
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
(32.1)	Section 1350 Certification of Chief Executive Officer
(32.2)	Section 1350 Certification of Chief Financial Officer
(101)
The financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_______________
*    Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)

Date: August 4, 2021	By:	/s/ Jesus Malave Jr.
Jesus Malave Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)