Form 10-Q
period 2021-10-01
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2021-10-29
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes   ☑  No
The number of shares outstanding of the registrant’s common stock as of October 22, 2021 was 196,225,469 shares.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended October 1, 2021
This Report contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited).
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
(In millions, except per share amounts)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

Revenue from product sales and services	$4,229	$4,463	$13,464	$13,534
Cost of product sales and services	(2,921)	(3,152)	(9,385)	(9,625)
Engineering, selling and administrative expenses	(793)	(817)	(2,485)	(2,484)
Business divestiture-related gains (losses)	27	(10)	192	(62)
Impairment of goodwill and other assets	—	—	(207)	(394)
Non-operating income	111	96	314	296
Interest expense, net	(67)	(62)	(198)	(190)
Income from continuing operations before income taxes	586	518	1,695	1,075
Income taxes	(107)	(87)	(336)	(171)
Income from continuing operations	479	431	1,359	904
Discontinued operations, net of income taxes	—	(1)	(1)	(2)
Net income	479	430	1,358	902
Noncontrolling interests, net of income taxes	2	(4)	4	24
Net income attributable to L3Harris Technologies, Inc.	$481	$426	$1,362	$926

Amounts attributable to L3Harris Technologies, Inc. common shareholders
Income from continuing operations	$481	$427	$1,363	$928
Discontinued operations, net of income taxes	—	(1)	(1)	(2)
Net income	$481	$426	$1,362	$926

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic
Continuing operations	$2.41	$2.00	$6.70	$4.31
Discontinued operations	—	—	—	(0.01)
	$2.41	$2.00	$6.70	$4.30
Diluted
Continuing operations	$2.39	$1.99	$6.64	$4.27
Discontinued operations	—	(0.01)	—	(0.01)
	$2.39	$1.98	$6.64	$4.26

Basic weighted average common shares outstanding	199.5	213.4	203.3	215.5
Diluted weighted average common shares outstanding	201.6	215.1	205.2	217.3
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

Net income	$479	$430	$1,358	$902
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net of income taxes	(34)	32	(37)	(28)
Net unrealized (loss) gain on hedging derivatives, net of income taxes	(7)	5	—	(55)
Net unrecognized gain on postretirement obligations, net of income taxes	576	—	574	—
Other comprehensive income (loss) recognized during the period	535	37	537	(83)
Reclassification adjustments for (gains) losses included in net income	(3)	(3)	(1)	1
Other comprehensive income (loss), net of income taxes	532	34	536	(82)
Total comprehensive income	1,011	464	1,894	820
Comprehensive loss (income) attributable to noncontrolling interests	2	(4)	4	24
Total comprehensive income attributable to L3Harris Technologies, Inc.	$1,013	$460	$1,898	$844
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except shares)	October 1, 2021	January 1, 2021

Assets
Current Assets
Cash and cash equivalents	$1,126	$1,276
Receivables, net	1,027	1,344
Contract assets	2,813	2,437
Inventories	1,024	973
Inventory prepayments	50	61
Income taxes receivable	151	295
Other current assets	280	246
Assets of businesses held for sale	155	35
Total current assets	6,626	6,667
Non-current Assets
Property, plant and equipment, net	2,044	2,102
Operating lease right-of-use assets	788	766
Goodwill	18,207	18,876
Other intangible assets, net	6,796	7,908
Deferred income taxes	79	119
Other non-current assets	478	522
Total non-current assets	28,392	30,293
	$35,018	$36,960
Liabilities and Equity
Current Liabilities
Short-term debt	$2	$2
Accounts payable	1,608	1,406
Contract liabilities	1,174	1,198
Compensation and benefits	368	496
Other accrued items	1,058	1,066
Income taxes payable	32	49
Current portion of long-term debt, net	11	10
Liabilities of businesses held for sale	60	13
Total current liabilities	4,313	4,240
Non-current Liabilities
Defined benefit plans	857	1,906
Operating lease liabilities	792	734
Long-term debt, net	7,053	6,943
Deferred income taxes	1,293	1,237
Other long-term liabilities	1,116	1,059
Total non-current liabilities	11,111	11,879
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 196,795,809 and 208,230,353 shares at October 1, 2021 and January 1, 2021, respectively	197	208
Other capital	16,847	19,008
Retained earnings	2,743	2,347
Accumulated other comprehensive loss	(303)	(839)
Total shareholders’ equity	19,484	20,724
Noncontrolling interests	110	117
Total equity	19,594	20,841
	$35,018	$36,960
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020

Operating Activities
Net income	$1,358	$902
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	475	529
Depreciation and other amortization	248	239
Share-based compensation	100	71
Share-based matching contributions under defined contribution plans	165	168
Qualified pension plan contributions	(5)	(7)
Pension and other postretirement benefit plan income	(275)	(241)
Investment and asset impairment charges	244	394
Business divestiture-related (gains) losses	(192)	62
Deferred income taxes	(102)	(142)
(Increase) decrease in:
Accounts receivable	233	(35)
Contract assets	(615)	(98)
Inventories	(108)	139
Prepaid expenses and other current assets	(38)	(18)
Increase (decrease) in:
Accounts payable	270	(2)
Contract liabilities	56	(94)
Compensation and benefits	(119)	(42)
Income taxes	100	86
Other accrued items	72	84
Other	(2)	97
Net cash provided by operating activities	1,865	2,092
Investing Activities
Additions of property, plant and equipment	(207)	(194)
Proceeds from sale of property, plant and equipment	7	—
Proceeds from sales of businesses, net	1,598	1,002
Other investing activities	2	(10)
Net cash provided by investing activities	1,400	798
Financing Activities
Net proceeds from borrowings	5	249
Repayments of borrowings	(12)	(257)
Proceeds from exercises of employee stock options	94	39
Repurchases of common stock	(2,875)	(1,850)
Cash dividends	(618)	(546)
Other financing activities	(7)	(8)
Net cash used in financing activities	(3,413)	(2,373)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net (decrease) increase in cash and cash equivalents	(150)	517
Cash and cash equivalents, beginning of year	1,276	824
Cash and cash equivalents, end of quarter	$1,126	$1,341
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

Balance at July 2, 2021	$202	$17,863	$2,633	$(835)	$113	$19,976
Net income	—	—	481	—	(2)	479
Other comprehensive income, net of income taxes	—	—	—	532	—	532
Shares issued under stock incentive plans	—	56	—	—	—	56
Shares issued under defined contribution plans	—	48	—	—	—	48
Share-based compensation expense	—	33	—	—	—	33
Repurchases and retirement of common stock	(5)	(1,150)	(170)	—	—	(1,325)
Cash dividends ($1.02 per share)	—	—	(202)	—	—	(202)
Other	—	(3)	1	—	(1)	(3)
Balance at October 1, 2021	$197	$16,847	$2,743	$(303)	$110	$19,594

Balance at July 3, 2020	$216	$20,260	$2,250	$(624)	$124	$22,226
Net income	—	—	426	—	4	430
Other comprehensive income, net of income taxes	—	—	—	34	—	34
Shares issued under stock incentive plans	—	2	—	—	—	2
Shares issued under defined contribution plans	1	45	—	—	—	46
Share-based compensation expense	—	31	—	—	—	31
Repurchases and retirement of common stock	(7)	(1,028)	(115)	—	—	(1,150)
Cash dividends ($.85 per share)	—	—	(179)	—	—	(179)
Other	—	—	1	—	(2)	(1)
Balance at October 2, 2020	$210	$19,310	$2,383	$(590)	$126	$21,439

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity
Balance at January 1, 2021	$208	$19,008	$2,347	$(839)	$117	$20,841
Net income (loss)	—	—	1,362	—	(4)	1,358
Other comprehensive income, net of income taxes	—	—	—	536	—	536
Shares issued under stock incentive plans	1	93	—	—	—	94
Shares issued under defined contribution plans	1	164	—	—	—	165
Share-based compensation expense	—	100	—	—	—	100
Repurchases and retirement of common stock	(13)	(2,514)	(348)	—	—	(2,875)
Cash dividends ($3.06 per share)	—	—	(618)	—	—	(618)
Other	—	(4)	—	—	(3)	(7)
Balance at October 1, 2021	$197	$16,847	$2,743	$(303)	$110	$19,594

Balance at January 3, 2020	$218	$20,694	$2,183	$(508)	$157	$22,744
Net income (loss)	—	—	926	—	(24)	902
Other comprehensive loss, net of income taxes	—	—	—	(82)	—	(82)
Shares issued under stock incentive plans	1	38	—	—	—	39
Shares issued under defined contribution plans	1	167	—	—	—	168
Share-based compensation expense	—	71	—	—	—	71
Repurchases and retirement of common stock	(10)	(1,659)	(181)	—	—	(1,850)
Cash dividends ($2.55 per share)	—	—	(546)	—	—	(546)
Other	—	(1)	1	—	(7)	(7)
Balance at October 2, 2020	$210	$19,310	$2,383	$(590)	$126	$21,439
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Note A — Significant Accounting Policies and Recent Accounting Standards
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of L3Harris Technologies, Inc. and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “L3Harris,” “Company,” “we,” “our” and “us” refer to L3Harris Technologies, Inc. and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by L3Harris in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and equity in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, cash flows and equity for the periods presented therein. The results for the quarter and three quarters ended October 1, 2021 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at January 1, 2021 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended January 1, 2021 (our “Fiscal 2020 Form 10-K”).
Amounts contained in this Report may not always add to totals due to rounding.
Supplemental Cash Flow Information
Non-cash investing and financing activities during the three quarters ended October 1, 2021 included a $88 million right-of-use asset we obtained in exchange for a corresponding operating lease liability. These non-cash investing and financing activities are excluded from the “Other investing” and “Other financing” line items in our Condensed Consolidated Statement of Cash Flows (Unaudited). Right-of-use assets for operating leases are included in the “Operating lease right-of-use assets” line item and the corresponding operating lease liabilities are included in the “Other accrued items” and “Operating lease liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited).
Non-cash investing and financing activities during the three quarters ended October 1, 2021 included a $120 million right-of-use asset we obtained in exchange for a corresponding finance lease liability. These non-cash investing and financing activities are excluded from the “Additions of property, plant and equipment” and “Net proceeds from borrowings” line items in our Condensed Consolidated Statement of Cash Flows (Unaudited). Right-of-use assets for finance leases are included in the “Property, plant and equipment, net” line item and the corresponding finance lease liabilities are included in the “Current portion of long-term debt, net” and “Long-term debt, net” line items in our Condensed Consolidated Balance Sheet (Unaudited).
There were no material non-cash investing or financing activities during the three quarters ended October 2, 2020.
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
Note B — Business Divestitures
Businesses Held For Sale
The following table presents information regarding businesses held for sale as of October 1, 2021:

			Sale Price(1)
	Business Segment	Date of Agreement	(In millions)

Narda-MITEQ(2)	Aviation Systems	August 31, 2021	$75
ESSCO(3)	Aviation Systems	September 1, 2021	55
_______________
(1) Subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement.
(2) The Narda-MITEQ business manufactures component, satellite communication and radio frequency safety products for both military and commercial markets. We expect to complete the sale of the Narda-MITEQ business in the next two quarters.
(3) The ESSCO business manufactures metal space frame ground radomes and composite structures. We expect to complete the sale of the ESSCO business in the fourth quarter of 2021.
The carrying amounts of the major classes of assets and liabilities for businesses classified as held for sale included in our Condensed Consolidated Balance Sheet (Unaudited) at October 1, 2021 were as follows:

(In millions)	Narda-MITEQ business	ESSCO business	Consolidated Total

Receivables, net	$14	$3	$17
Contract assets	12	1	13
Inventories	26	4	30
Other current assets	1	—	1
Property, plant and equipment, net	11	4	15
Goodwill	7	4	11
Other intangible assets	21	10	31
Deferred taxes	1	—	1
Other non-current assets	33	3	36
Assets of businesses held for sale	$126	$29	$155

Accounts payable	$7	$2	$9
Contract liabilities	2	2	4
Other accrued items	7	2	9
Other non-current liabilities	34	2	36
Deferred taxes	—	2	2
Liabilities of businesses held for sale	$50	$10	$60
The carrying amounts of the assets and liabilities of the Voice Switch Enterprise disposal group (“VSE disposal group”) classified as held for sale in our Consolidated Balance Sheet at January 1, 2021 were $35 million and $13 million, respectively.

Completed Divestitures
The following table presents information regarding business divestitures completed by us during the three quarters ended October 2, 2020 and fiscal year ended January 1, 2021:

(In millions)	Business Segment(1)	Date of Divestiture	Sale Price	Net Cash Proceeds(2)

Three quarters ended October 1, 2021
Electron Devices business(3)	Aviation Systems	October 1, 2021	$185	$173
VSE disposal group(4)	Aviation Systems	July 30, 2021	20	19
CPS business(5)	Aviation Systems	July 2, 2021	398	347
Military training business(6)	Aviation Systems	July 2, 2021	1,050	1,059
			$1,653	$1,598
Fiscal year ended January 1, 2021
EOTech business(7)	Communication Systems	July 31, 2020	$42	$40
Applied Kilovolts business(8)	Space and Airborne Systems	May 15, 2020	12	12
Airport security and automation business(9)	Aviation Systems	May 4, 2020	1,000	987
			$1,054	$1,039
_______________
(1) Business segment in which the operating results of each divested business were reported through the date of divestiture.
(2) Net cash proceeds after selling costs and purchase price adjustments.
(3) The Electron Devices and Narda Microwave-West divisions (“Electron Devices business”) manufactures microwave devices for ground-based, airborne and satellite communications and radar.
(4) The VSE disposal group provides voice over internet protocol systems for air traffic management communications.
(5) The Combat Propulsion Systems and related businesses (“CPS business”) engineers, designs and manufactures engines, transmissions, suspensions and turret drive systems for tracked and wheeled combat vehicle systems.
(6) The military training business provides flight simulation solutions and training services to the U.S. Department of Defense (“DoD”) and foreign military agencies.
(7) The EOTech business manufactures holographic sighting systems, magnified field optics and accessories for military, law enforcement and commercial markets around the world.
(8) The Applied Kilovolts and Analytical Instrumentation business (“Applied Kilovolts business”) business manufactures high-voltage power supplies and ion detectors for customers in fields such as biotechnology, materials science, healthcare, forensics, environmental sciences, and homeland security.
(9) The airport security and automation business provides solutions used by the aviation and transportation industries, regulatory and customs authorities, government and law enforcement agencies and commercial and other high-security facilities.
Income Before Income Taxes Attributable to Businesses Divested
The following table presents the amount of income before income taxes attributable to businesses divested in our Condensed Consolidated Statement of Income (Unaudited):

	Quarter Ended		Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

Electron Devices business	$11	$8	$41	$23
CPS business	—	16	53	44
Military training business	—	17	35	57

Business Divestiture-related Gains (Losses)
The “Business divestiture-related gains (losses)” line item in our Condensed Consolidated Statement of Income (Unaudited) is comprised of the following pre-tax gains (losses) associated with businesses divested or held for sale:

	Quarter Ended		Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

VSE disposal group(1)	$(4)	$(10)	$(30)	$(24)
Electron Devices business	29	—	29	—
CPS business(2)	—	—	(19)	—
Military training business	2	—	214	—
Airport security and automation business	—	(2)	—	(28)
Other(3)	—	2	(2)	(10)
Total Business divestiture-related gain (losses)	$27	$(10)	$192	$(62)
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
Fair Value of Businesses and Goodwill Allocation
For purposes of allocating goodwill to the disposal groups that represented a portion of a reporting unit, we determined the fair value of each disposal group based on the respective negotiated selling price (or estimated net cash proceeds, in the case of no negotiated selling price), and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note O — Fair Value Measurements in these Notes for additional information regarding the fair value hierarchy and see Note I — Goodwill and Other Intangible Assets in these Notes for additional information regarding the impairment of goodwill related to our business divestitures.
Note C — Stock Options and Other Share-Based Compensation
As of October 1, 2021, we had options or other share-based compensation outstanding under two Harris Corporation shareholder-approved stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the L3Harris Technologies, Inc. 2015 Equity Incentive Plan (As Amended and Restated Effective as of August 28, 2020) (the “2015 EIP”), as well as under employee stock incentive plans of L3 Technologies, Inc. assumed by L3Harris (collectively, “L3Harris SIPs”). We believe that share-based awards more closely align the interests of participants with those of shareholders.
The compensation cost related to our share-based awards that was charged against income was $33 million and $100 million for the quarter and three quarters ended October 1, 2021, respectively, and $31 million and $71 million for the quarter and three quarters ended October 2, 2020, respectively. The aggregate number of shares of our common stock issued under L3Harris SIPs, net of shares withheld for tax purposes, was 0.7 million and 1.2 million for the quarter and three quarters ended October 1, 2021, respectively, was not material for the quarter ended October 2, 2020 and was 0.5 million for the three quarters ended October 2, 2020.
Awards granted to participants under L3Harris SIPs during the quarter ended October 1, 2021 were not material. Awards granted to participants under L3Harris SIPs during the three quarters ended October 1, 2021 consisted of 0.5 million stock options, 0.2 million performance stock units and 0.3 million restricted stock units. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model and the following assumptions: expected dividend yield of 1.99 percent; expected volatility of 31.71 percent; risk-free interest rates averaging 0.75 percent; and expected term of 5.05 years. The fair value as of the grant date of each restricted stock unit award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance stock unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to companies in our TSR peer group.
Note D — Accumulated Other Comprehensive Income (Loss) (“AOCI”)
The components of AOCI are summarized below:

(In millions)	Foreign currency translation	Net unrealized losses on hedging derivatives	Unrecognized postretirement obligations	Total AOCI

Balance at January 1, 2021	$(58)	$(80)	$(701)	$(839)
Other comprehensive (loss) income, before income taxes	(37)	—	769	732
Income taxes	—	—	(195)	(195)
Other comprehensive (loss) income before reclassifications to earnings, net of income taxes(1)	(37)	—	574	537
Losses (gains) reclassified to earnings(2)	1	(10)	8	(1)
Income taxes	—	2	(2)	—
Losses (gains) reclassified to earnings, net of income taxes	1	(8)	6	(1)
Other comprehensive (loss) income, net of income taxes	(36)	(8)	580	536
Balance at October 1, 2021	$(94)	$(88)	$(121)	$(303)

Balance at January 3, 2020	$(81)	$(55)	$(372)	$(508)
Other comprehensive loss, before income taxes	(28)	(75)	—	(103)
Income taxes	—	20	—	20
Other comprehensive loss before reclassifications to earnings, net of income taxes	(28)	(55)	—	(83)
Losses (gains) reclassified to earnings(2)	7	8	(16)	(1)
Income taxes	—	(2)	4	2
Losses (gains) reclassified to earnings, net of income taxes	7	6	(12)	1
Other comprehensive loss, net of income taxes	(21)	(49)	(12)	(82)
Balance at October 2, 2020	$(102)	$(104)	$(384)	$(590)
_______________
(1)Other comprehensive income before reclassifications to earnings, net of income taxes, for the quarter and three quarters ended October 1, 2021 includes remeasurement of funded status of pension plans after the purchases of group annuity policies. See Note K — Postretirement Benefit Plans in these Notes for further information.
(2)Losses (gains) reclassified to earnings are included in the “Revenue from product sales and services,” “Business divestiture-related gains (losses),” “Interest expense, net” and “Non-operating income” line items in our Condensed Consolidated Statement of Income (Unaudited).
Note E — Receivables, net
Receivables, net are summarized below:

(In millions)	October 1, 2021	January 1, 2021

Accounts receivable	$1,066	$1,369
Less allowance for credit losses	(39)	(25)
Receivables, net	$1,027	$1,344
We have two receivables sale agreements (“RSAs”) with third-party financial institutions that permit us to sell, on a non-recourse basis, up to $100 million each of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSAs, which we continue to service and collect on behalf of the third-party financial institutions and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. Outstanding accounts receivable sold pursuant to the RSAs were not material at October 1, 2021 or January 1, 2021.

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
Contract assets and liabilities in the three quarters ended October 1, 2021 were impacted primarily by reclassifications to assets and liabilities of businesses held for sale, accelerated progress payments due to the U.S. Government’s temporary increase in the progress payment rate from 80 percent to 90 percent and the timing of contractual billing milestones. See Note B — Business Divestitures in these Notes for additional information regarding assets and liabilities of businesses classified as held for sale.
Contract assets and contract liabilities are summarized below:

(In millions)	October 1, 2021	January 1, 2021

Contract assets	$2,813	$2,437
Contract liabilities, current	(1,174)	(1,198)
Contract liabilities, non-current(1)	(98)	(73)
Net contract assets	$1,541	$1,166
_______________
(1)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet (Unaudited).
The components of contract assets are summarized below:

(In millions)	October 1, 2021	January 1, 2021

Unbilled contract receivables, gross	$4,587	$4,268
Unliquidated progress payments and advances	(1,774)	(1,831)
Contract assets	$2,813	$2,437
Impairment losses related to our contract assets were not material for the quarter or three quarters ended October 1, 2021 or October 2, 2020. Contract liabilities recognized as revenue that were outstanding at the end of the prior fiscal year were $94 million and $821 million for the quarter and three quarters ended October 1, 2021, respectively, and $97 million and $882 million for the quarter and three quarters ended October 2, 2020, respectively.
Note G — Inventories
Inventories are summarized below:

(In millions)	October 1, 2021	January 1, 2021

Finished products	$240	$136
Work in process	325	367
Raw materials and supplies	459	470
Total inventories	$1,024	$973

Note H — Property, Plant and Equipment, net
Property, plant and equipment, net are summarized below:

(In millions)	October 1, 2021	January 1, 2021

Land	$81	$90
Software capitalized for internal use	541	417
Buildings	1,205	1,097
Machinery and equipment	2,173	2,265
	4,000	3,869
Less accumulated depreciation and amortization	(1,956)	(1,767)
Total property, plant and equipment, net	$2,044	$2,102
Depreciation and amortization expense related to property, plant and equipment was $85 million and $249 million for the quarter and three quarters ended October 1, 2021, respectively, and $83 million and $237 million for the quarter and three quarters ended October 2, 2020, respectively.
As discussed in more detail in Note I — Goodwill and Other Intangible Assets in these Notes, in conjunction with, and in advance of, the tests of goodwill related to our Commercial Training Solutions reporting unit (“CTS reporting unit”), we recorded an $82 million non-cash impairment charge for long-lived assets, consisting of $19 million, $56 million and $7 million of impairment charges for right-of-use assets, property, plant and equipment and marketable software, respectively, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the three quarters ended October 1, 2021.
Note I — Goodwill and Other Intangible Assets
Goodwill
The assignment of goodwill by business segment, and changes in the carrying amount of goodwill by business segment, were as follows:

(In millions)	Integrated Mission Systems	Space and Airborne Systems	Communication Systems	Aviation Systems	Total

Balance at January 1, 2021	$6,499	$5,232	$4,153	$2,992	$18,876
Goodwill decrease from divestitures(1)	—	—	—	(553)	(553)
Decrease from reclassification to assets of businesses held for sale(2)	—	—	—	(11)	(11)
Impairment of goodwill	—	—	—	(62)	(62)
Currency translation adjustments	(8)	(23)	—	(12)	(43)
Balance at October 1, 2021	$6,491	$5,209	$4,153	$2,354	$18,207

Balance at January 3, 2020	$5,768	$5,131	$4,243	$4,859	$20,001
Goodwill decrease from divestitures(1)	—	(2)	(9)	(530)	(541)
Impairment of goodwill	—	(5)	—	(364)	(369)
Currency translation adjustments	(3)	(4)	(2)	1	(8)
Other (including adjustments to previously estimated fair value of assets acquired and liabilities assumed)	740	112	(82)	(861)	(91)
Balance at October 2, 2020	$6,505	$5,232	$4,150	$3,105	$18,992
_______________
(1)During the three quarters ended October 1, 2021, we completed the divestitures of our CPS business, military training business, Electron Devices business and VSE disposal group and derecognized $553 million of goodwill as part of determining the gain or loss on the sales of these businesses. During the three quarters ended October 2, 2020, we completed the divestitures of our airport security and automation business, Applied Kilovolts business and EOTech business and derecognized $541 million of goodwill as part of determining the gain or loss on the sales of these businesses.
(2)During the three quarters ended October 1, 2021, we assigned $11 million of goodwill associated with pending divestitures to “Assets of businesses held for sale” in our Condensed Consolidated Balance Sheet (Unaudited). See Note B — Business Divestitures in these Notes for additional information.

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
As a result of these impairment tests, we concluded that goodwill related to our Commercial Aviation Solutions sector was impaired as of April 3, 2020 and July 3, 2020, and we recorded non-cash impairment charges of $296 million and $54 million, respectively (including $28 million and $8 million, respectively, attributable to noncontrolling interest), which are included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the three quarters ended October 2, 2020. The goodwill impairment charges were primarily not deductible for tax purposes. There was no impairment of goodwill for the quarter ended October 2, 2020.
Applied Kilovolts business impairment. During the quarter ended April 3, 2020, we determined the criteria to be classified as held for sale were met with respect to the Applied Kilovolts business within our Space and Airborne Systems segment and assigned $6 million of goodwill to the Applied Kilovolts business on a relative fair value basis. In connection with the preparation of our financial statements for the quarter ended April 3, 2020, we concluded that goodwill related to the Applied Kilovolts business was impaired and recorded a non-cash impairment charge of $5 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the three quarters ended October 2, 2020.
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
To test for potential impairment of the long-lived assets, including identifiable intangible assets and property, plant and equipment, related to CTS, we compared the estimated future cash flows (on an undiscounted basis) to be generated from the use and hypothetical eventual disposition of the asset group to its carrying value and, as a result, we determined the carrying value of the CTS asset group was not recoverable. Next, we prepared an estimate of the fair value of CTS based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions and projected discounted cash flows. We compared the fair value of CTS to our carrying value and recorded a $145 million non-cash charge for the impairment of CTS long-lived assets, including $63 million for impairment of identifiable intangible assets, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the three quarters ended October 1, 2021. See Note H — Property, Plant and Equipment, net in these Notes for additional information.
Identifiable intangible assets are summarized below:

	October 1, 2021			January 1, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$6,200	$1,579	$4,621	$6,863	$1,257	$5,606
Developed technologies	601	304	297	653	261	392
Contract backlog	13	13	—	19	17	2
Trade names — divisions	108	54	54	129	45	84
Other	3	3	—	3	3	—
Total identifiable intangible assets subject to amortization	6,925	1,953	4,972	7,667	1,583	6,084
In-process research and development	21	—	21	21	—	21
Trade names — corporate	1,803	—	1,803	1,803	—	1,803
Total identifiable intangible assets	$8,749	$1,953	$6,796	$9,491	$1,583	$7,908
_______________
(1)During the three quarters ended October 1, 2021, we derecognized $546 million of intangible assets associated with completed divestitures and reclassified $31 million of intangible assets associated with pending divestitures to “Assets of businesses held for sale” in our Condensed Consolidated Balance Sheet (Unaudited). See Note B — Business Divestitures in these Notes for additional information regarding divestitures.
Amortization expense for identifiable intangible assets, which primarily relates to the all-stock merger between Harris Corporation and L3 Technologies, Inc. completed on June 29, 2019 (“L3Harris Merger”), was $156 million and $476 million for the quarter and three quarters ended October 1, 2021, respectively, and was $179 million and $546 million for the quarter and three quarters ended October 2, 2020, respectively.
Future estimated amortization expense for identifiable intangible assets subject to amortization is as follows:

(In millions)

Year 1	$608
Year 2	602
Year 3	574
Year 4	529
Year 5	477
Thereafter	2,182
Total	$4,972

Note J — Accrued Warranties
Our liability for standard product warranties is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Changes in our liability for standard product warranties during the three quarters ended October 1, 2021 were as follows:

(In millions)

Balance at January 1, 2021	$133
Decrease from divestitures	(5)
Accruals for product warranties issued during the period	32
Settlements made during the period	(37)
Other, including foreign currency translation adjustments	(2)
Balance at October 1, 2021	$121
Note K — Postretirement Benefit Plans
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended October 1, 2021		Three Quarters Ended October 1, 2021
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Service cost	$16	$1	$52	$2
Interest cost	47	1	139	4
Expected return on plan assets	(155)	(5)	(467)	(15)
Amortization of net actuarial loss	7	—	26	—
Amortization of prior service credit (cost)	(7)	1	(21)	1
Net loss from curtailments and settlements	7	—	4	—
Net periodic benefit income	$(85)	$(2)	$(267)	$(8)

	Quarter Ended October 2, 2020		Three Quarters Ended October 2, 2020
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Service cost	$17	$—	$49	$1
Interest cost	68	3	205	7
Expected return on plan assets	(158)	(5)	(473)	(15)
Amortization of net actuarial loss (gain)	2	(1)	7	(2)
Amortization of prior service credit	(7)	—	(21)	—
Contractual termination cost(1)	—	—	1	—
Net periodic benefit income	$(78)	$(3)	$(232)	$(9)
_______________
(1)For the three quarters ended October 2, 2020, includes contractual termination benefits related to facility rationalization as part of restructuring activities in connection with the L3Harris Merger integration. See Note 4: “Restructuring and Other Exit Costs” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K for further information.
During the quarter and three quarters ended October 1, 2021, we reduced our pension benefit obligations by purchasing group annuity policies and transferring approximately $81 million and $250 million, respectively, of pension plan assets to an insurance company thereby reducing our defined benefit obligations by approximately $81 million and $250 million, respectively. As a result of the annuity purchases, we recognized pre-tax losses of $7 million and $4 million in the quarter and three quarters ended October 1, 2021, respectively, which are included as a component of the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited).

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
Note L — Earnings Per Share
Income from continuing operations per common share attributable to L3Harris common shareholders (“EPS”) is computed using the two-class method, which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends paid and participation rights in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of earnings distributed to L3Harris common shareholders and undistributed earnings allocated to L3Harris common shareholders by the weighted-average number of common shares outstanding for the period. Income from continuing operations per diluted common share attributable to L3Harris common shareholders (“diluted EPS”) is computed using the more dilutive of the two-class method or the treasury stock method. Under the treasury stock method, diluted EPS is computed by dividing net income attributable to L3Harris common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted-average shares outstanding during the period.
The weighted average number of shares outstanding used to compute EPS and diluted EPS are as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

Basic weighted average common shares outstanding	199.5	213.4	203.3	215.5
Impact of dilutive share-based awards	2.1	1.7	1.9	1.8
Diluted weighted average common shares outstanding	201.6	215.1	205.2	217.3
Potential dilutive common shares primarily consist of employee stock options, restricted stock units and performance stock units. The anti-dilutive impact of weighted average share-based awards outstanding for the quarter ended October 1, 2021 was immaterial. Diluted EPS excludes the anti-dilutive impact of 1.1 million weighted average share-based awards outstanding for the three quarters ended October 1, 2021 and 1.5 million and 1.3 million weighted average share-based awards outstanding for the quarter and three quarters ended October 2, 2020, respectively.
Note M — Non-Operating Income
The components of non-operating income were as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

Non-service cost components of net periodic benefit income(1)	$104	$97	$329	$292
Impairment of equity method investment	—	—	(35)	—
Other	7	(1)	20	4
Total non-operating income	$111	$96	$314	$296
______________
(1)Non-service cost components of net periodic benefit income recorded in the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited) include interest cost, expected return on plan assets, amortization of net actuarial gain and effect of curtailments or settlements under our pension and postretirement benefit plans.

Note N — Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 18.3 percent for the quarter ended October 1, 2021 compared with 16.8 percent for the quarter ended October 2, 2020. During the quarter ended October 1, 2021, our effective tax rate was unfavorably impacted by non-deductible goodwill from completed business divestitures and the unfavorable impact of valuation allowances in certain foreign jurisdictions, partially offset by the favorable impact of research and development (“R&D”) credits, favorable adjustments upon finalization of our Federal tax return, the favorable impact of excess tax benefits related to equity-based compensation and the favorable resolution of specific audit uncertainties. During the quarter ended October 2, 2020, our effective tax rate benefited from favorable adjustments upon finalization of our Federal tax returns, including the favorable impact of a net reduction in our uncertain tax position balance.
Our effective tax rate was 19.8 percent for the three quarters ended October 1, 2021 compared with 15.9 percent for the three quarters ended October 2, 2020. Our effective tax rate for the three quarters ended October 1, 2021 was impacted by the items described above for the quarter ended October 1, 2021. In addition to the items noted above for the quarter ended October 2, 2020, our effective tax rate for the three quarters ended October 2, 2020 benefited from the favorable impact of R&D credits and excess tax benefits related to equity-based compensation, partially offset by the unfavorable impact of non-deductible goodwill impairment charges.
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

The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at October 1, 2021 and January 1, 2021:

	October 1, 2021			January 1, 2021
(In millions)	Total	Level 1	Level 2	Total	Level 1	Level 2

Assets
Deferred compensation plan assets:(1)
Equity and fixed-income securities	$72	$72	$—	$67	$67	$—
Investments measured at NAV:
Corporate-owned life insurance	34			31
Total fair value of deferred compensation plan assets	$106	$72	$—	$98	$67	$—
Derivatives (foreign currency forward contracts)	$8	$—	$8	$24	$—	$24

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$6	$6	$—	$4	$4	$—
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	153			116
Total fair value of deferred compensation plan liabilities	$159	$6	$—	$120	$4	$—
Derivatives (foreign currency forward contracts)	$5	$—	$5	$4	$—	$4
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
The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	October 1, 2021		January 1, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt (including current portion)(1)	$7,064	$7,814	$6,953	$7,986
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

We also hedge U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income (loss). Gains and losses in AOCI are reclassified to earnings when the related hedged item is recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Condensed Consolidated Statement of Cash Flows (Unaudited) as the cash flows of the related hedged items. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. At October 1, 2021, we had open foreign currency forward contracts with an aggregate notional amount of $520 million, hedging certain forecasted transactions denominated in U.S. Dollars, Canadian Dollars, British Pounds, Australian Dollars and Euros. At January 1, 2021, we had open foreign currency forward contracts with an aggregate notional amount of $488 million, hedging certain forecasted transactions denominated in U.S. Dollars, Canadian Dollars, British Pounds, Euros, Australian Dollars and New Zealand Dollars.
At October 1, 2021, our foreign currency forward contracts had maturities through 2025.
The following table presents the fair values of our derivatives designated as foreign currency hedging instruments in our Condensed Consolidated Balance Sheet (Unaudited) at October 1, 2021 and January 1, 2021:

(In millions)	October 1, 2021	January 1, 2021

Derivatives designated as hedging instruments:
Foreign currency forward contracts(1)
Other current assets	$7	$21
Other non-current assets	1	3
Other accrued items	4	4
Other long-term liabilities	1	—
_______________
(1)See Note O — Fair Value Measurements in these Notes for a description of the fair value hierarchy related to our foreign currency forward contracts.
Net unrealized gains or losses recognized in other comprehensive loss were a loss of $10 million and a gain of $5 million for the quarter ended October 1, 2021 and October 2, 2020, respectively, and not material for the three quarters ended October 1, 2021 or October 2, 2020, respectively.
The net gains reclassified from AOCI into earnings from foreign currency derivatives designated as cash flow hedges were $4 million and $19 million, respectively, during the quarter and three quarters ended October 1, 2021 and were not material during the quarter and three quarters ended October 2, 2020. At October 1, 2021, the estimated amount of existing net gains to be reclassified into earnings within the next twelve months was $2 million.
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
Net EAC adjustments had the following impact to earnings for the periods presented:

	Quarter Ended		Three Quarters Ended
(In millions, except per share amounts)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

Net EAC adjustments, before income taxes	$85	$99	$247	$300
Net EAC adjustments, net of income taxes	64	74	186	225
Net EAC adjustments, net of income taxes, per diluted common share	0.32	0.34	0.91	1.03
Revenue recognized from performance obligations satisfied in prior periods was $102 million and $317 million for the quarter and three quarters ended October 1, 2021, respectively, and $121 million and $359 million for the quarter and three quarters ended October 2, 2020, respectively.
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
At October 1, 2021, our ending backlog was $21.1 billion. We expect to recognize approximately 60 percent of the revenue associated with this backlog by the end of 2022 and approximately 77 percent by the end of 2023, with the remainder to be recognized thereafter. At January 1, 2021, our ending backlog was $21.7 billion, including $1.5 billion of backlog associated with businesses that were divested during the three quarters ended October 1, 2021.
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
•Communication Systems, including tactical communications; broadband communications; integrated vision solutions; public safety radios, system applications and equipment; and global communications solutions; and
•Aviation Systems, including defense aviation; commercial aviation products; commercial pilot training; and mission networks for air traffic management.
See Note B — Business Divestitures in these Notes for information relating to businesses divested or classified as held for sale in fiscal 2020 and 2021.
The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K. We evaluate each business segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes, including pension income and excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in the table below represents the elimination of intersegment sales. Corporate expenses are primarily allocated to our business segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. The unallocated items in the table below represent the portion of corporate expenses not allocated to our business segments and elimination of intersegment profits. The “Pension adjustment” line item in the table below represents the reconciliation of the non-service components of net periodic pension and postretirement benefit costs, which are a component of segment operating income but are included in the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited). The non-service components of net periodic pension and postretirement benefit costs include interest cost, expected return on plan assets, amortization of net actuarial gain or loss, and effect of curtailments or settlements.
Segment revenue, segment operating income (loss) and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

Revenue
Integrated Mission Systems	$1,336	$1,372	$4,281	$4,073
Space and Airborne Systems	1,284	1,249	3,807	3,690
Communication Systems	1,030	1,094	3,269	3,300
Aviation Systems	625	792	2,248	2,603
Corporate eliminations	(46)	(44)	(141)	(132)
Total revenue	$4,229	$4,463	$13,464	$13,534

Income From Continuing Operations Before Income Taxes
Segment Operating Income (Loss):
Integrated Mission Systems	$222	$213	$691	$638
Space and Airborne Systems	242	231	735	687
Communication Systems	271	273	839	788
Aviation Systems	90	100	253	(46)
	825	817	2,518	2,067
Unallocated Items:
L3Harris Merger-related integration expenses	(34)	(27)	(75)	(95)
Amortization of acquisition-related intangibles(1)	(155)	(176)	(475)	(529)
Additional cost of sales related to fair value step-up in inventory sold	—	—	—	(31)
Business divestiture-related gains (losses)	27	(10)	192	(62)
Other items	(8)	(2)	(61)	(19)
Impairment of goodwill and other assets	—	—	(125)	(19)
Unallocated corporate department expense	(2)	(21)	(59)	(51)
	(172)	(236)	(603)	(806)
Pension adjustment	(111)	(97)	(336)	(292)
Non-operating income, net	111	96	314	296
Interest expense, net	(67)	(62)	(198)	(190)
Total income from continuing operations before income taxes	$586	$518	$1,695	$1,075
_______________
(1)Includes amortization of identifiable intangible assets acquired as a result of the L3Harris Merger and the acquisition of Exelis Inc., which benefited the entire Company as opposed to any individual segment; therefore, amortization of identifiable intangible assets acquired was not allocated to any segment.
Disaggregation of Revenue
We disaggregate revenue for all four business segments by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

Integrated Mission Systems: Integrated Mission Systems revenue was primarily derived from U.S. Government development and production contracts and was generally recognized over time using the POC cost-to-cost revenue recognition method.

	Quarter Ended		Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

Revenue By Customer Relationship
Prime contractor	$906	$908	$2,933	$2,715
Subcontractor	414	452	1,303	1,321
Intersegment	16	12	45	37
	$1,336	$1,372	$4,281	$4,073
Revenue By Contract Type
Fixed-price(1)	$988	$1,039	$3,227	$3,060
Cost-reimbursable	332	321	1,009	976
Intersegment	16	12	45	37
	$1,336	$1,372	$4,281	$4,073
Revenue By Geographical Region
United States	$1,016	$1,086	$3,070	$3,205
International	304	274	1,166	831
Intersegment	16	12	45	37
	$1,336	$1,372	$4,281	$4,073
_______________
(1)Includes revenue derived from time-and-materials contracts.
Space and Airborne Systems: Space and Airborne Systems revenue was primarily derived from U.S. Government development and production contracts and was generally recognized over time using the POC cost-to-cost revenue recognition method.

	Quarter Ended		Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

Revenue By Customer Relationship
Prime contractor	$753	$674	$2,169	$2,006
Subcontractor	527	570	1,630	1,673
Intersegment	4	5	8	11
	$1,284	$1,249	$3,807	$3,690
Revenue By Contract Type
Fixed-price(1)	$717	$702	$2,172	$2,072
Cost-reimbursable	563	542	1,627	1,607
Intersegment	4	5	8	11
	$1,284	$1,249	$3,807	$3,690
Revenue By Geographical Region
United States	$1,122	$1,064	$3,284	$3,114
International	158	180	515	565
Intersegment	4	5	8	11
	$1,284	$1,249	$3,807	$3,690
_______________
(1)Includes revenue derived from time-and-materials contracts.

Communication Systems: Communication Systems revenue was primarily derived from fixed-price contracts and was generally recognized at the point in time when products were received and accepted by the customer for standard products offered to multiple customers and over time for customer-specific products, systems and services.

	Quarter Ended		Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

Revenue By Customer Relationship
Prime contractor	$681	$760	$2,193	$2,249
Subcontractor	334	325	1,036	1,024
Intersegment	15	9	40	27
	$1,030	$1,094	$3,269	$3,300
Revenue By Contract Type
Fixed-price(1)	$871	$931	$2,765	$2,790
Cost-reimbursable	144	154	464	483
Intersegment	15	9	40	27
	$1,030	$1,094	$3,269	$3,300
Revenue By Geographical Region
United States	$719	$745	$2,337	$2,410
International	296	340	892	863
Intersegment	15	9	40	27
	$1,030	$1,094	$3,269	$3,300
_______________
(1)Includes revenue derived from time-and-materials contracts.
Aviation Systems: Aviation Systems revenue was primarily derived from fixed-price contracts and was generally recognized at the point in time when products were received and accepted by the customer for standard products offered to multiple customers and over time for customer-specific products, systems and services.

	Quarter Ended		Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

Revenue By Customer Relationship
Prime contractor	$383	$511	$1,439	$1,688
Subcontractor	231	263	761	858
Intersegment	11	18	48	57
	$625	$792	$2,248	$2,603
Revenue By Contract Type
Fixed-price(1)	$506	$630	$1,786	$2,069
Cost-reimbursable	108	144	414	477
Intersegment	11	18	48	57
	$625	$792	$2,248	$2,603
Revenue By Geographical Region
United States	$530	$669	$1,891	$2,076
International	84	105	309	470
Intersegment	11	18	48	57
	$625	$792	$2,248	$2,603
_______________
(1)Includes revenue derived from time-and-materials contracts.

Total assets by business segment are summarized below:

(In millions)	October 1, 2021	January 1, 2021

Total Assets
Integrated Mission Systems	$9,157	$8,906
Space and Airborne Systems	7,149	6,943
Communication Systems	5,990	5,746
Aviation Systems	3,712	5,026
Corporate(1)	9,010	10,339
Total Assets	$35,018	$36,960
_______________
(1)Identifiable intangible assets acquired in connection with the L3Harris Merger on June 29, 2019 and our acquisition of Exelis Inc. in fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Identifiable intangible asset balances recorded as Corporate assets were approximately $6.8 billion and $7.9 billion at October 1, 2021 and January 1, 2021, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, as well as any assets and liabilities from discontinued operations and divestitures. See Note B — Business Divestitures in these Notes for additional information.
Note T — Legal Proceedings and Contingencies
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized, and legal costs generally are expensed when incurred. At October 1, 2021, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at October 1, 2021 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
Environmental Matters: We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that a number of sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice, Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis Inc., of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis Inc., of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River, estimated by the EPA to be $1.38 billion, but the parties’ respective allocations have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at October 1, 2021 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of L3Harris Technologies, Inc.

Results of Review of Interim Financial Statements

We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. (“the Company”) as of October 1, 2021, the related condensed consolidated statements of income, comprehensive income and equity for the quarters and three quarters ended October 1, 2021 and October 2, 2020, the condensed consolidated statements of cash flows for the three quarters ended October 1, 2021 and October 2, 2020, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of January 1, 2021, the related consolidated statements of income, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated March 1, 2021, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 1, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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
October 29, 2021

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
COVID
Attempts to contain and reduce the spread of COVID, such as mandatory closures, “shelter-in-place” orders and travel and quarantine restrictions, have caused significant disruptions and adverse effects on the U.S. and global economies, including impacts to supply chains, customer demand, workforce, international trade and capital markets. Our response has involved increasing our focus on keeping our employees safe while striving to maintain continuity of operations, meet customer commitments and support suppliers. For example, we instituted numerous types of precautions, protocols and other arrangements designed to protect employees from COVID infections and to comply with applicable regulations, including mandating our U.S.-based employees be fully vaccinated against COVID by December 8, 2021 to comply with President Biden’s executive order, and we have also maintained an active dialog, and in some cases developed plans, with key suppliers in an effort to mitigate supply chain risks or otherwise minimize the potential impact from those risks. The U.S. Government response to COVID has included identifying the Defense Industrial Base as a Critical Infrastructure Sector and enhancing cash flow and liquidity for the Defense Industrial Base, such as by increasing progress payments and accelerating contract awards, which enabled us to keep our U.S. production facilities largely operational in support of national security commitments to U.S. Government customers (as part of the Defense Industrial Base) and to accelerate payments to small business suppliers, which we expect to continue while the U.S. Government’s responsive actions remain in effect.
Although we believe that a large percentage of our revenue, earnings and cash flow that is derived from sales to the U.S. Government, whether directly or through prime contractors, will be relatively predictable, in part due to the U.S. Government’s responsive actions described above, our commercial and international businesses are at a higher risk of adverse COVID-related impacts, and we cannot eliminate all potential impacts to our business from supply chain risks, such as longer lead times and shortages of electronics and other components. For example, while we have started to see a recovery in the commercial aviation market, the severe decline in global air traffic from travel restrictions and the resulting downturn in the commercial aviation market and its impact on customer operations has significantly reduced demand for flight training, flight simulators and commercial avionics products in our Aviation Systems segment.
The extent of these disruptions and impacts, including on our ability to perform under U.S. Government and other contracts within agreed timeframes and ultimately on our results of operations and cash flows, will depend on future developments, including further COVID-related impacts and associated containment and mitigation actions taken by governmental authorities and consequences thereof, including COVID vaccine mandates, and global air traffic demand and governmental subsidies to airlines, and potential impacts to our business from supply chain risks, all of which are uncertain and unpredictable and could exacerbate other risks discussed in Item 1A. “Risk Factors” of our Fiscal 2020 Form 10-K, any of which could have a material effect on us. For further information regarding the impact, and the risks of the impact, of COVID on the Company, see Part II, Item 1A. “Risk Factors” in this Report and “Item 1A. Risk Factors” of our Fiscal 2020 Form 10-K.
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
•Communication Systems, including tactical communications; broadband communications; integrated vision solutions; public safety radios, system applications and equipment; and global communications solutions; and
•Aviation Systems, including defense aviation; commercial aviation products; commercial pilot training; and mission networks for air traffic management.
See Note B — Business Divestitures in the Notes for information relating to the following businesses divested or classified as held for sale in fiscal 2020 and 2021:
•Airport security and automation business, divested on May 4, 2020, the results of which were reported as part of our Aviation Systems segment through the date of divestiture;
•Applied Kilovolts business, divested on May 15, 2020, the results of which were reported as part of our Space and Airborne Systems segment through the date of divestiture;
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
•VSE disposal group, divested partially on July 2, 2021, with the remainder divested on July 30, 2021, the results of which were reported as part of our Aviation Systems segment through the date of divestiture;
•Electron Devices business, divested on October 1, 2021, the results of which were reported as part of our Aviation Systems segment through the date of divestiture;
•Narda-MITEQ business, definitive agreement entered into on August 31, 2021 and classified as held for sale during the quarter ended July 2, 2021; and
•ESSCO business, definitive agreement entered into on September 1, 2021 and classified as held for sale during the quarter ended July 2, 2021.

RESULTS OF OPERATIONS
Consolidated Results of Operations

	Quarter Ended			Three Quarters Ended
(In millions, except per share amounts)	October 1, 2021	October 2, 2020	% Inc/(Dec)	October 1, 2021	October 2, 2020	% Inc/(Dec)

Revenue:
Integrated Mission Systems	$1,336	$1,372	(3)%	$4,281	4,073	5%
Space and Airborne Systems	1,284	1,249	3%	3,807	3,690	3%
Communication Systems	1,030	1,094	(6)%	3,269	3,300	(1)%
Aviation Systems	625	792	(21)%	2,248	2,603	(14)%
Corporate eliminations	(46)	(44)	5%	(141)	(132)	7%
Total revenue	4,229	4,463	(5)%	13,464	13,534	(1)%
Cost of product sales and services	(2,921)	(3,152)	(7)%	(9,385)	(9,625)	(2)%
Gross margin	1,308	1,311	—%	4,079	3,909	4%
% of total revenue	31%	29%		30%	29%
Engineering, selling and administrative expenses	(793)	(817)	(3)%	(2,485)	(2,484)	—%
% of total revenue	19%	18%		18%	18%
Business divestiture-related gains (losses)	27	(10)	*	192	(62)	*
Impairment of goodwill and other assets	—	—	*	(207)	(394)	(47)%
Non-operating income	111	96	16%	314	296	6%
Interest expense, net	(67)	(62)	8%	(198)	(190)	4%
Income from continuing operations before income taxes	586	518	13%	1,695	1,075	58%
Income taxes	(107)	(87)	23%	(336)	(171)	96%
Effective tax rate	18%	17%		20%	16%
Income from continuing operations	479	431	11%	1,359	904	50%
Noncontrolling interests, net of income taxes	2	(4)	*	4	24	*
Income from continuing operations attributable to L3Harris Technologies, Inc. common shareholders	$481	$427	13%	$1,363	$928	47%
% of total revenue	11%	10%		10%	7%
Diluted EPS	$2.39	$1.99	20%	$6.64	$4.27	56%
_________________
*Not meaningful
Revenue
One Quarter Comparison: The decrease in revenue for the quarter ended October 1, 2021 compared with the quarter ended October 2, 2020 was primarily due to $181 million of lower revenue from the impact of completed business divestitures, as well as lower revenue from supply chain-related constraints within Communication Systems and lower aircraft sales volume in Integrated Mission Systems, partially offset by organic growth in Space and Airborne Systems and Aviation Systems.
Three Quarters Comparison: The decrease in revenue for the three quarters ended October 1, 2021 compared with the three quarters ended October 2, 2020 was primarily due to $371 million of lower revenue from the impact of completed business divestitures and lower revenue in the quarter ended April 2, 2021 in our Aviation Systems segment from the COVID-related downturn in the commercial aviation market and its impact on customer operations, partially offset by organic revenue growth in Integrated Mission Systems, Space and Airborne Systems and Communication Systems.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.

Gross Margin Percentage
One Quarter Comparison: The increase in gross margin as a percentage of total revenue (“gross margin percentage”) for the quarter ended October 1, 2021 compared with the quarter ended October 2, 2020 was primarily due to our e3 (excellence, everywhere, every day) operational excellence program (“e3 performance”) and integration benefits.
Three Quarters Comparison: The increase in gross margin percentage for the three quarters ended October 1, 2021 compared with the three quarters ended October 2, 2020 was primarily due to e3 performance, integration benefits and the absence in the three quarters ended October 1, 2021 of a charge comparable to the $31 million charge for additional cost of sales related to the fair value step-up in inventory sold recorded in the three quarters ended October 2, 2020.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Engineering, Selling and Administrative (“ESA”) Expenses and Percentage
One Quarter Comparison: The decrease in ESA expenses for the quarter ended October 1, 2021 compared with the quarter ended October 2, 2020 was primarily due to $19 million of lower amortization of acquisition-related intangible assets. The increase in ESA expenses as a percentage of total revenue (“ESA percentage”) in the quarter ended October 1, 2021 compared with the quarter ended October 2, 2020 was primarily due to lower total revenue.
Three Quarters Comparison: ESA expenses and ESA percentage for the three quarters ended October 1, 2021 compared with the three quarters ended October 2, 2020 were comparable as $45 million of lower amortization of acquisition-related intangible assets as well as lower integration costs were offset by $48 million of higher divestiture-related expenses and the absence in the three quarters ended October 1, 2021 of COVID-related restructuring charges and exit costs recorded in the three quarters ended October 2, 2020.
See “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
Business Divestiture-Related Gains and Losses
The “Business divestiture-related gains (losses)” line item is comprised of the following pre-tax gains (losses) associated with businesses divested or held for sale:

	Quarter Ended		Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020
VSE disposal group	$(4)	$(10)	$(30)	$(24)
Electron Devices business	29	—	29	—
CPS business	—	—	(19)	—
Military training business	2	—	214	—
Airport security and automation business	—	(2)	—	(28)
Other	—	2	(2)	(10)
Total Business divestiture-related gain (losses)	$27	$(10)	$192	$(62)
See Note B — Business Divestitures in the Notes for further information.
Impairment of Goodwill and Other Assets
Three Quarters Comparison: Impairment of goodwill and other assets for the three quarters ended October 1, 2021 included a $62 million non-cash charge for impairment of goodwill associated with the divestiture of the CPS business and $145 million of non-cash charges for impairment of identifiable intangible and other long-lived assets related to our CTS reporting unit. Impairment of goodwill and other assets for the three quarters ended October 2, 2020 included $375 million of non-cash charges for impairment of goodwill and other assets in our Commercial Aviation Solutions sector associated with the COVID-related downturn in the commercial aviation market and its impact on customer operations, a $14 million non-cash charge for impairment of goodwill associated with the then-pending divestiture of the VSE disposal group and a $5 million non-cash charge for impairment of goodwill recorded in connection with the then-pending divestiture of our Applied Kilovolts business.
See Note B — Business Divestitures and Note I — Goodwill and Other Intangible Assets in the Notes for further information.

Non-Operating Income
One Quarter Comparison: The increase in non-operating income for the quarter ended October 1, 2021 compared with the quarter ended October 2, 2020 was primarily due to an increase in the non-service cost components of net periodic benefit income.
Three Quarters Comparison: The increase in non-operating income for the three quarters ended October 1, 2021 compared with the three quarters ended October 2, 2020 was primarily due to an increase in the non-service cost components of net periodic benefit income, partially offset by a $35 million charge for impairment of our equity investment in a nonconsolidated affiliate recorded in the quarter ended July 2, 2021.
See Note M — Non-Operating Income and Note K — Postretirement Benefit Plans in the Notes for further information.
Interest Expense, net
One Quarter Comparison: The increase in interest expense, net for the quarter ended October 1, 2021 compared with the quarter ended October 2, 2020 was primarily due to lower interest income in the quarter ended October 1, 2021, reflecting lower sales-type lease receivables due to the divestiture of the military training business on July 2, 2021.
Three Quarters Comparison: The increase in interest expense, net for the three quarters ended October 1, 2021 compared with the three quarters ended October 2, 2020 was primarily due to the same reason as noted above in the one quarter comparison for interest expense, net.
See Note 14: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K for further information.
Income Taxes
One Quarter Comparison: Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 18.3 percent for the quarter ended October 1, 2021 compared with 16.8 percent for the quarter ended October 2, 2020. During the quarter ended October 1, 2021, our effective tax rate was unfavorably impacted by non-deductible goodwill from completed business divestitures and the unfavorable impact of valuation allowances in certain foreign jurisdictions, partially offset by the favorable impact of R&D credits, favorable adjustments upon finalization of our Federal tax return, the favorable impact of excess tax benefits related to equity-based compensation and the favorable resolution of specific audit uncertainties. During the quarter ended October 2, 2020, our effective tax rate benefited from favorable adjustments upon finalization of our Federal tax returns, including the favorable impact of a net reduction in our uncertain tax position balance.
Three Quarters Comparison: Our effective tax rate was 19.8 percent for the three quarters ended October 1, 2021 compared with 15.9 percent for the three quarters ended October 2, 2020. Our effective tax rate for the three quarters ended October 1, 2021 was impacted by the items described above in the one quarter comparison for income taxes for the quarter ended October 1, 2021. In addition to the items noted above in the one quarter comparison for income taxes for the quarter ended October 2, 2020, our effective tax rate for the three quarters ended October 2, 2020 benefited from the favorable impact of R&D credits and excess tax benefits related to equity-based compensation, partially offset by the unfavorable impact of non-deductible goodwill impairment charges.
Income From Continuing Operations
One Quarter Comparison: The increase in income from continuing operations for the quarter ended October 1, 2021 compared with the quarter ended October 2, 2020 was primarily due to the combined effects of the reasons noted above in the one quarter comparison paragraphs.
Three Quarters Comparison: The increase in income from continuing operations for the three quarters ended October 1, 2021 compared with the three quarters ended October 2, 2020 was primarily due to the combined effects of the reasons noted above in the three quarters comparison paragraphs.
Diluted EPS
One Quarter Comparison: The increase in diluted EPS for the quarter ended October 1, 2021 compared with the quarter ended October 2, 2020 was primarily due to higher income from continuing operations and fewer diluted weighted average common shares outstanding, reflecting the repurchases of shares of our common stock under our repurchase program in the four quarters ended October 1, 2021.
Three Quarters Comparison: The increase in diluted EPS for the three quarters ended October 1, 2021 compared with the three quarters ended October 2, 2020 was primarily due to higher income from continuing operations and fewer diluted weighted average common shares outstanding, reflecting the repurchases of shares of our common stock under our repurchase program in the four quarters ended October 1, 2021.

See “Common Stock Repurchases” below in this MD&A for information regarding our share repurchase program.
Discussion of Business Segment Results of Operations
Integrated Mission Systems

	Quarter Ended			Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020	% Inc/(Dec)	October 1, 2021	October 2, 2020	% Inc/(Dec)

Revenue	$1,336	$1,372	(3)%	$4,281	$4,073	5%
Segment operating income	222	213	4%	691	638	8%
% of revenue	17%	16%		16%	16%
One Quarter Comparison: The decrease in segment revenue for the quarter ended October 1, 2021 compared with the quarter ended October 2, 2020 was primarily due to $43 million of lower revenue in ISR, reflecting the timing of aircraft sales volume, and lower revenue in Electro Optical due to product delivery timing, partially offset by $18 million of higher revenue in Maritime from a ramp on key platforms.
The increases in segment operating income and operating income as a percentage of revenue (“operating margin percentage”) for the quarter ended October 1, 2021 compared with the quarter ended October 2, 2020 were primarily due to operational excellence, integration benefits, and higher pension income. The increase in segment operating income was partially offset by lower sales volume.
Three Quarters Comparison: The increase in segment revenue for the three quarters ended October 1, 2021 compared with the three quarters ended October 2, 2020 was primarily due to $139 million of higher revenue in ISR, driven by aircraft missionization on a North Atlantic Treaty Organization program, and $77 million of higher revenue in Maritime, reflecting a ramp on key platforms, partially offset by lower revenue in Electro Optical due to product delivery timing.
The increase in segment operating income for the three quarters ended October 1, 2021 compared with the three quarters ended October 2, 2020 was primarily due to cost management, operational excellence, integration benefits and higher pension income, partially offset by a mix of program revenue and product sales with relatively lower operating margin percentage for the three quarters ended October 1, 2021. Segment operating margin percentage for the three quarters ended October 1, 2021 was comparable with the three quarters ended October 2, 2020.
Space and Airborne Systems

	Quarter Ended			Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020	% Inc/(Dec)	October 1, 2021	October 2, 2020	% Inc/(Dec)

Revenue	$1,284	$1,249	3%	$3,807	$3,690	3%
Segment operating income	242	231	5%	735	687	7%
% of revenue	19%	18%		19%	19%
One Quarter Comparison: The increase in segment revenue for the quarter ended October 1, 2021 compared with the quarter ended October 2, 2020 was primarily due to $56 million of higher revenue in Space, reflecting a ramp in missile defense and other responsive programs, partially offset by $26 million of lower revenue in Mission Avionics, reflecting the transition from development to production on the F-35 Technology Refresh 3 program, and lower revenue in Electronic Warfare and Intel and Cyber, reflecting program timing.
The increases in segment operating income and operating margin percentage for the quarter ended October 1, 2021 compared with the quarter ended October 2, 2020 were primarily due to e3 performance, including program performance, increased pension income and integration benefits, partially offset by increased investments in R&D and a mix of program revenue and product sales, including a ramp on growth programs, with relatively lower operating margin percentage for the quarter ended October 1, 2021.
Three Quarters Comparison: The increase in segment revenue for the three quarters ended October 1, 2021 compared with the three quarters ended October 2, 2020 was primarily due to $136 million of higher revenue in Space, reflecting a ramp in missile defense and other responsive programs, and growth in Intel and Cyber from classified programs, partially offset by $9 million of lower revenue in Mission Avionics, reflecting the transition from development to production for the F-35 Technology Refresh 3 program, and lower revenue in Electronic Warfare.
The increase in segment operating income for the three quarters ended October 1, 2021 compared with the three quarters ended October 2, 2020 was primarily due to the same reasons as noted above in the one quarter comparison regarding this segment. The segment operating margin percentage for the three quarters ended October 1, 2021 was comparable with the three quarters ended October 2, 2020.
Communication Systems

	Quarter Ended			Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020	% Inc/(Dec)	October 1, 2021	October 2, 2020	% Inc/(Dec)

Revenue	$1,030	$1,094	(6)%	$3,269	$3,300	(1)%
Segment operating income	271	273	(1)%	839	788	6%
% of revenue	26%	25%		26%	24%
One Quarter Comparison: The decrease in segment revenue for the quarter ended October 1, 2021 compared with the quarter ended October 2, 2020 was due to $38 million of lower revenue in Tactical Communications, reflecting product delivery delays from supply chain-related constraints, $22 million of lower revenue in Integrated Vision Systems primarily due to delivery timing and the impact of the divestiture of the EOTech business on July 31, 2020 (which generated $8 million of revenue through the date of divestiture in the quarter ended October 2, 2020), $20 million of lower revenue in Broadband Communications, reflecting lower sales on legacy unmanned platforms, and lower revenue in Global Communications Solutions primarily due to contract roll-offs, partially offset by $17 million of higher revenue in Public Safety, reflecting higher radio sales.
The decrease in segment operating income for the quarter ended October 1, 2021 compared with the quarter ended October 2, 2020 was primarily due to higher R&D investments and supply chain impacts, partially offset by operational excellence, including program performance, and integration benefits. The increase in segment operating margin percentage for the quarter ended October 1, 2021 compared with the quarter ended October 2, 2020 was due to a mix of program revenue with relatively higher operating margin percentage for the quarter ended October 1, 2021.
Three Quarters Comparison: The decrease in segment revenue for the three quarters ended October 1, 2021 compared with the three quarters ended October 2, 2020 was primarily due to $32 million of lower revenue in Integrated Vision Systems from the impact of the divestiture of the EOTech business on July 31, 2020 (which generated $41 million of revenue through the date of divestiture in the quarter ended October 2, 2020), $42 million of lower revenue in Broadband Communications, reflecting lower sales on legacy unmanned platforms, and lower revenue in Public Safety due to residual COVID-related impacts in the first half of 2021, partially offset by $24 million of higher revenue in Tactical Communications, reflecting increased international demand, and higher revenue in Global Communications Solutions.
The increases in segment operating income and operating margin percentage for the three quarters ended October 1, 2021 compared with the three quarters ended October 2, 2020 were primarily due to a mix of program revenue with relatively higher operating margin percentage for the three quarters ended October 1, 2021, operational excellence and integration benefits, partially offset by supply chain impacts.
Aviation Systems

	Quarter Ended			Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020	% Inc/(Dec)	October 1, 2021	October 2, 2020	% Inc/(Dec)

Revenue	$625	$792	(21)%	$2,248	$2,603	(14)%
Segment operating income (loss)	90	100	(10)%	253	(46)	*
% of revenue	14%	13%		11%	(2)%
_________________
*Not meaningful
One Quarter Comparison: The decreases in segment revenue and operating income for the quarter ended October 1, 2021 compared with the quarter ended October 2, 2020 were primarily due to the impact of the divestitures of the military training and CPS businesses during the quarter ended July 2, 2021 (which generated $107 million and $59 million, respectively, of revenue in the quarter ended October 2, 2020). The increase in segment operating margin percentage for the quarter ended October 1, 2021 compared with the quarter ended October 2, 2020 was primarily due to cost management and integration benefits.
Three Quarters Comparison: The decrease in segment revenue for the three quarters ended October 1, 2021 compared with the three quarters ended October 2, 2020 was primarily due to the reasons noted above in the one quarter comparison for this segment, as well as lower commercial aerospace revenue, which included a $147 million revenue impact from the airport security and automation business divestiture on May 4, 2020 and lower revenue from the COVID-related downturn in the commercial aviation market and its impact on customer operations.
The increases in segment operating income and operating margin percentage for the three quarters ended October 1, 2021 compared with the segment operating loss and operating margin percentage for the three quarters ended October 2, 2020 were primarily due to the same reasons as noted above in the one quarter comparison for this segment, as well as the absence of $375 million of non-cash charges for impairment of goodwill and other assets recorded in the three quarters ended October 2, 2020 due to the COVID-related downturn in the commercial aviation market and its impact on customer operations.
Unallocated Items

	Quarter Ended			Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020	% Inc/(Dec)	October 1, 2021	October 2, 2020	% Inc/(Dec)

L3Harris Merger-related integration expenses	$34	$27	26%	$75	$95	(21)%
Amortization of acquisition-related intangibles	155	176	(12)%	475	529	(10)%
Additional cost of sales related to fair value step-up in inventory sold	—	—	*	—	31	*
Business divestiture-related (gains) losses	(27)	10	*	(192)	62	*
Other items	8	2	300%	61	19	221%
Impairment of goodwill and other assets	—	—	*	125	19	*
Unallocated corporate department expense	2	21	(90)%	59	51	16%
	$172	$236		$603	$806
_________________
*Not meaningful
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020

Net cash provided by operating activities	$1,865	$2,092
Net cash provided by investing activities	1,400	798
Net cash used in financing activities	(3,413)	(2,373)
Effect of exchange rate changes on cash and cash equivalents	(2)	—
Net (decrease) increase in cash and cash equivalents	(150)	517
Cash and cash equivalents, beginning of year	1,276	824
Cash and cash equivalents, end of quarter	$1,126	$1,341
Cash and cash equivalents
The $150 million net decrease in cash and cash equivalents in the three quarters ended October 1, 2021 was primarily due to:
•$1,865 million of net cash provided by operating activities;
•$1,598 million of net proceeds from sales of businesses; and
•$94 million of proceeds from exercises of employee stock options; more than offset by
•$2,875 million used to repurchase shares of our common stock;
•$618 million used to pay cash dividends; and
•$200 million used for net additions of property, plant and equipment.
The $517 million net increase in cash and cash equivalents in the three quarters ended October 2, 2020 was primarily due to:
•$2,092 million of net cash provided by operating activities;
•$1,002 million of net proceeds from sales of businesses;

•$249 million of net proceeds from borrowings from issuance of Floating Rate Notes due March 10, 2023; and
•$39 million of proceeds from exercises of employee stock options; partially offset by
•$1,850 million used to repurchase shares of our common stock;
•$546 million used to pay cash dividends;
•$257 million of repayments of borrowings, including $250 million used for repayment at maturity of the entire principal amount of our Floating Rate Notes due April 30, 2020; and
•$194 million used for net additions of property, plant and equipment.
At October 1, 2021, we had cash and cash equivalents of $1,126 million, and we have a senior unsecured $2 billion revolving credit facility that expires in June 2024 (all of which was available to us as of October 1, 2021). Additionally, we had $7.1 billion of long-term debt outstanding at October 1, 2021. Our $1,126 million of cash and cash equivalents at October 1, 2021 included $228 million held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facility, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties and the state of global commerce and general political and financial uncertainty. We cannot predict the on-going impact that COVID, among other potential risks and uncertainties, will have on our cash from operations. For further information regarding COVID-related risks and uncertainties, see Item 1A. “Risk Factors” of our Fiscal 2020 Form 10-K and Part II, Item 1A. “Risk Factors” in this Report.
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next twelve months and the reasonably foreseeable future thereafter. Our total capital expenditures for fiscal 2021 are expected to be approximately $350 million. We anticipate tax payments in fiscal 2021 to be approximately equal to our tax expense for the same period, subject to adjustment for certain timing differences and divestitures. Other than those cash outlays noted in “Contractual Obligations” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2020 Form 10-K and in the “Commercial Commitments and Contractual Obligations” section below in this MD&A, capital expenditures, dividend payments, repurchases under our share repurchase program and L3Harris Merger-related integration costs, we do not anticipate any significant cash outlays during the remainder of fiscal 2021.
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
Net cash provided by operating activities: The $227 million decrease in net cash provided by operating activities for the three quarters ended October 1, 2021 compared with the three quarters ended October 2, 2020 was primarily due to a $111 million increase in cash income tax payments and a $74 million increase in cash used to fund working capital (i.e., accounts receivable, contract assets, inventories, accounts payable and contract liabilities), partially offset by the impact of higher income (excluding the impact of non-cash items such as depreciation and amortization, impairment of goodwill and other assets and gains related to business divestitures) for the three quarters ended October 1, 2021.
Net cash provided by investing activities: The $602 million increase in net cash provided by investing activities for the three quarters ended October 1, 2021 compared with the three quarters ended October 2, 2020 was primarily due to an increase of $596 million in net proceeds from sales of businesses.
Net cash used in financing activities: The $1,040 million increase in net cash used in financing activities for the three quarters ended October 1, 2021 compared with the three quarters ended October 2, 2020 was primarily due to an $1,025 million increase in cash used to repurchase common stock in the three quarters ended October 1, 2021.

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
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $857 million at October 1, 2021. See Note 15: “Pension and Other Postretirement Benefits” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K and Note K — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
On January 28, 2021, we announced that our Board of Directors approved a $6 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of $210 million as of January 1, 2021. During the three quarters ended October 1, 2021, we used $2.88 billion to repurchase 13.5 million shares of our common stock under our share repurchase program at an average price per share of $213.45. During the three quarters ended October 2, 2020, we used $1,850 million to repurchase 9.7 million shares of our common stock under our share repurchase program at an average price per share of $191.33. During the three quarters ended October 1, 2021 and October 2, 2020, $4 million and $2 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares purchased by us are cancelled and retired.
At October 1, 2021, we had a remaining, unused authorization of approximately $3.3 billion under our share repurchase program, which does not have an expiration date. Repurchases under our share repurchase program may be made through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our current repurchase program is set forth in this Report under Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
On January 28, 2021, our Board of Directors increased the quarterly per share cash dividend rate on our common stock from $.85 to $1.02, for an annualized per share cash dividend rate of $4.08, which was our twentieth consecutive annual increase in our quarterly cash dividend rate. During the three quarters ended October 1, 2021 and October 2, 2020, we paid cash dividends of $618 million and $546 million, respectively. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant.
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
We were in compliance with the covenants in the 2019 Credit Agreement at October 1, 2021, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2019 Credit

Agreement, to be greater than 0.65 to 1.00. At October 1, 2021, we had no borrowings outstanding under the 2019 Credit Agreement.
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note 14: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal 2020 Form 10-K.
Short-Term Debt: Our short-term debt was $2 million at October 1, 2021 and $2 million at January 1, 2021, in each case consisting of local borrowing by international subsidiaries for working capital needs.
Other Agreements: We have two RSAs with third-party financial institutions that permit us to sell, on a non-recourse basis, up to $100 million each of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSAs, which we continue to service and collect on behalf of the third-party financial institutions and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. The impact to net cash from operating activities from these transactions was not material in the three quarters ended October 1, 2021 or October 2, 2020.
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
As of October 1, 2021, we were not participating in any material transactions that generated relationships with unconsolidated entities or financial partnerships, including variable interest entities, and we did not have any material retained or contingent interest in assets as defined above. As of October 1, 2021, we did not have material financial guarantees or other contractual commitments that we believe are reasonably likely to adversely affect our financial condition, results of operations, cash flows or equity, and we were not a party to any related party transactions that materially affect our financial condition, results of operations, cash flows or equity.
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
Commercial Commitments and Contractual Obligations
The amounts disclosed in our Fiscal 2020 Form 10-K include our commercial commitments and contractual obligations. There were no material changes during the three quarters ended October 1, 2021 in our contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases or our commercial commitments, or in our contingent liabilities on outstanding surety bonds, standby letters of credit or other arrangements as disclosed in our Fiscal 2020 Form 10-K.
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
EAC adjustments resulted in the following impacts to operating income for the periods presented:

	Quarter Ended		Three Quarters Ended
(In millions)	October 1, 2021	October 2, 2020	October 1, 2021	October 2, 2020

Favorable adjustments	$158	$180	$485	$523
Unfavorable adjustments	(73)	(81)	(238)	(223)
Net operating income adjustments	$85	$99	$247	$300
The net favorable impact to operating income from EAC adjustments in the quarter and three quarters ended October 1, 2021 reflected benefits of operational performance on programs, including additional retirement of risks and schedule improvements, achievement of incentive payments and realization of synergy savings. There were no EAC adjustments on any individual program with impacts to operating income in the quarters and three quarters ended October 1, 2021 or October 2, 2020 that were material to our results of operations on a consolidated or segment basis for such periods.
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
Goodwill
Goodwill in our Condensed Consolidated Balance Sheet (Unaudited) as of October 1, 2021 and January 1, 2021 was $18.2 billion and $18.9 billion, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. We identify potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill, which is adjusted for allocations of Corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
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
CPS business goodwill allocation: As described in more detail in Note B — Business Divestitures in the Notes, we entered into a definitive agreement to sell our CPS business on March 1, 2021. Because the then-pending divestiture of the CPS business represented the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $174 million of goodwill to the CPS business disposal group on a relative fair value basis. In conjunction with the relative fair value allocation, we tested goodwill assigned to the CPS business disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that goodwill related to the CPS business disposal group was impaired. In connection with the preparation of our financial statements for the quarter ended April 2, 2021, we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the three quarters ended October 1, 2021.
Electron Devices business goodwill allocation: As described in more detail in Note B — Business Divestitures in the Notes, we entered into a definitive agreement to sell our Electron Devices business on July 2, 2021. Because the then-pending divestiture of the Electron Devices business represented the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $15 million of goodwill to the Electron Devices disposal group on a relative fair value basis. In conjunction with the relative fair value allocation, we tested goodwill assigned to the Electron Devices business disposal group and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed.
Narda-MITEQ business: As described in more detail in Note B — Business Divestitures in the Notes, we classified the Narda-MITEQ business as held for sale during the quarter ended July 2, 2021. Because the potential divestiture of the Narda-MITEQ business represented the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $7 million of goodwill to the Narda-MITEQ business on a relative fair value basis. In conjunction with the relative fair value allocation, we tested goodwill assigned to the Narda-MITEQ business and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met. We subsequently entered into a definitive agreement on August 31, 2021 to sell the Narda-MITEQ business.
ESSCO business: As described in more detail in Note B — Business Divestitures in the Notes, we classified the ESSCO business as held for sale during the quarter ended July 2, 2021. Because the potential divestiture of the ESSCO business represented the disposal of a portion of a reporting unit within our Aviation Systems segment, we assigned $4 million of goodwill to the ESSCO business on a relative fair value basis. In conjunction with the relative fair value allocation, we tested goodwill assigned to the ESSCO business and goodwill assigned to the retained businesses of the reporting unit for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met. We subsequently entered into a definitive agreement to sell our ESSCO business on September 1, 2021.

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
Impairment of long-lived assets
During the quarter ended July 2, 2021, we adjusted our Aviation Systems segment reporting to better align our businesses and separated the CTS business from our Commercial Aviation Solutions reporting unit, creating a new CTS reporting unit within the Commercial Aviation Solutions sector of our Aviation Systems segment. To test for potential impairment of the long-lived assets, including identifiable intangible assets and property, plant and equipment, related to CTS, we compared the estimated future cash flows (on an undiscounted basis) to be generated from the use and hypothetical eventual disposition of the asset group to its carrying value and, as a result, we determined the carrying value of the CTS asset group was not recoverable. Next, we prepared an estimate of the fair value of CTS based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions and projected discounted cash flows. We compared the fair value of CTS to our carrying value and recorded a $145 million non-cash charge for the impairment of CTS long-lived assets, including $63 million for impairment of identifiable intangible assets, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the three quarters ended October 1, 2021. See Note H — Property, Plant and Equipment, net and Note I — Goodwill and Other Intangible Assets in the Notes for additional information.
FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that may not materialize or prove to be correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies; the potential level of share repurchases, dividends or pension contributions; potential acquisitions or divestitures; the value of contract awards and programs; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future, including expected COVID-related impacts to our businesses; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of filing of this Report and are not guarantees of future performance or actual results. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections:
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
•We cannot predict the consequences of future geopolitical events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
In the normal course of business, we are exposed to risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. There were no material changes during the three quarters ended October 1, 2021 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Fiscal 2020 Form 10-K.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of October 1, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of October 1, 2021, our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
See Note T — Legal Proceedings and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Item 3. “Legal Proceedings” of our Fiscal 2020 Form 10-K.
Item 1A. Risk Factors.
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth in Item 1A. “Risk Factors” of our Fiscal 2020 Form 10-K. Other than the updated risk factor set forth below, there have been no material changes to the risk factors disclosed in our Fiscal 2020 Form 10-K. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flows and equity.
COVID and ongoing attempts to contain and reduce its spread could have a material adverse effect on our business operations, financial condition, results of operations, cash flows and equity.
COVID, which in fiscal 2020 was recognized as a pandemic by the World Health Organization and declared a national emergency by the U.S. Government, and ongoing attempts to contain and reduce its spread, such as mandatory closures, “shelter-in-place” orders and travel and quarantine restrictions, have caused significant volatility, uncertainty, disruption and other adverse effects on the U.S. and global economies, including impacts to supply chains, customer demand, workforce, international trade and capital markets. These effects have adversely affected certain of our business operations, may further adversely affect our business operations and may materially and adversely affect our financial condition, results of operations, cash flows and equity.
Our response to COVID and related impacts has involved increasing our focus on keeping our employees safe while striving to maintain continuity of operations, meet customer commitments and support suppliers. For example, we instituted numerous types of precautions, protocols and other arrangements designed to protect employees from COVID infections and to comply with applicable regulations, and we have also maintained an active dialog, and in some cases developed plans, with key suppliers in an effort to mitigate supply chain risks or otherwise minimize the potential impact from those risks. The U.S. Government response to COVID has included identifying the Defense Industrial Base as a Critical Infrastructure Sector and enhancing cash flow and liquidity for the Defense Industrial Base, such as by increasing progress payments and accelerating contract awards, which enabled us to keep our U.S. production facilities largely operational in support of national security commitments to U.S. Government customers (as part of the Defense Industrial Base) and to accelerate payments to small business suppliers, which we expect to continue while the U.S. Government’s responsive actions remain in effect.
Although we believe that a large percentage of our revenue, earnings and cash flow that is derived from sales to the U.S. Government, both directly and through prime contractors, will be relatively predictable, in part due to the U.S. Government’s responsive actions described above, our commercial and international businesses have experienced adverse COVID-related impacts and remain at a higher risk of further adverse COVID-related impacts, and we cannot eliminate all potential impacts to our business from supply chain risks, such as longer lead times and shortages of electronics and other components used in our products. For example, the severe decline in global air traffic from travel restrictions and the resulting downturn in the commercial aviation market and its impact on customer operations has significantly reduced demand for flight training, flight simulators and commercial avionics products in our Aviation Systems segment’s Commercial Aviation Solutions sector. As a result, we temporarily, and in some circumstances permanently, closed some of our flight training facilities, initiated restructuring and other actions to align resources with the outlook for the commercial aviation market (including workforce reduction and facility consolidation) and also recognized $767 million of charges for impairment of goodwill and other assets and other COVID-related impacts in fiscal 2020.
We are continuing to closely monitor COVID-related impacts on all aspects of our business and geographies, including on our workforce, supply chain and customers. We may continue to restrict operations of our facilities if we deem it necessary or if recommended or mandated by governmental authorities, and we may experience volatility in the overall demand environment for our products, systems and services or impacts to our business from supply chain risks, any of which would have a further adverse impact on us. Our management’s focus on mitigating COVID-related impacts has required and will continue to require a large investment of time and resources across our enterprise, which may impact other value-added services or initiatives. Additionally, it remains uncertain when and on what scale our employees that are working remotely will return to work in person, and an extended period of remote work arrangements could strain our business continuity plans, create additional operational risk, such as cyber security risks, and impair our ability to manage our business. We may suffer damage to our reputation, which could adversely affect our business, if our responses to COVID-related impacts are unsuccessful or perceived as inadequate for the U.S. or our international markets.
COVID-related costs for us and our suppliers could be significant, and we are seeking reimbursement of certain COVID-related costs under our U.S. Government contracts through a combination of equitable adjustments to the contract price and reimbursement of the costs under Section 3610 of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which allows federal agencies to reimburse contractors at the minimum applicable contract billing rate for certain COVID-related costs. Reimbursement of any costs under Section 3610 of the CARES Act would increase sales, but is not expected to be at a profit or fee and, thus, would have the effect of reducing our margins in future periods. These cost increases, including costs for employees whose jobs cannot be performed remotely, may not be fully recoverable under our contracts, particularly fixed-price contracts, or adequately covered by insurance. We also have no assurance that Congress will appropriate funds to cover the reimbursement of defense contractors as authorized by the CARES Act, which could reduce funds available for other U.S. Government defense priorities.
The manner and extent to which COVID-related disruptions and impacts further affect us, directly and indirectly by affecting our workforce, supply chain and customers, including on our ability to perform under U.S. Government and other contracts within agreed timeframes and ultimately on our results of operations and cash flows, will depend on numerous evolving factors and future developments, including: the ultimate severity and duration of COVID; the extent, effectiveness and other impacts and consequences of governmental authority containment, mitigation and other actions related to COVID; governmental, business and other actions, which could include closures or other limitations on our or our supply chain’s operations or mandates to provide products, systems or services; impacts on economic activity and customer demand, budgets and buying patterns, including global air traffic demand and governmental subsidies to airlines; the health of and the effect on our workforce and our ability to meet staffing needs in our businesses and facilities, particularly if members of our workforce are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions; potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments, among others; and disruptions or turmoil in the credit or financial markets or impacts on our credit ratings, which could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs.
On September 9, 2021, President Biden issued an executive order requiring the publication of COVID Workplace Safety: Guidance for Federal Contractors and Subcontractors (the “Guidance”). In general, implementation of the Guidance will require U.S.-based government contractor employees to be fully vaccinated against COVID unless a religious or medical exemption applies. We are mandating our U.S.-based employees be fully vaccinated against COVID by December 8, 2021 to comply with President Biden’s executive order and the Guidance. The mandates could result in employee attrition for us or our subcontractors, which could materially and adversely affect our financial condition, results of operations, cash flows and equity.
All of the evolving factors and future developments, including potential impacts to our business from supply chain risks, such as disruptions in the supply of electronics and other components used in our products, and from COVID vaccine mandates, are highly uncertain and unpredictable and also could exacerbate other risks discussed in Item 1A. “Risk Factors” of our Fiscal 2020 Form 10-K, as well as affect us in a manner that we are not aware of currently, any of which could have a material effect on us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
During the quarter ended October 1, 2021, we repurchased 5.8 million shares of our common stock under our share repurchase program for $1,325 million at an average share price of $229.34, excluding commissions of $0.02 per share. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors and management may deem relevant. We have announced that we currently expect to repurchase up to $3.4 billion in shares under our repurchase program in fiscal 2021, but we can give no assurances regarding the level and timing of share repurchases. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended October 1, 2021:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs (1) ($ in millions)

Month No. 1
(July 3, 2021 - July 30, 2021)
Repurchase program(1)	849,852	$223.53	849,852	$4,471
Employee transactions(2)	64,127	224.04	—	—
Month No. 2
(July 31, 2021 - August 27, 2021)
Repurchase program(1)	2,316,314	$232.15	2,316,314	$3,933
Employee transactions(2)	6,898	230.41	—	—
Month No. 3
(August 28, 2021 - October 1, 2021)
Repurchase program(1)	2,610,905	$228.74	2,610,905	$3,336
Employee transactions(2)	28,320	229.24	—	—
Total	5,876,416		5,777,071	$3,336
_______________
*    Periods represent our fiscal months
(1)On January 28, 2021, we announced that our Board of Directors approved a $6 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of $210 million as of January 1, 2021. We repurchase shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of October 1, 2021, $3.3 billion (as reflected in the table above) was the approximate dollar amount of our common stock that can still be purchased under our share repurchase program, which does not have a stated expiration date.
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
Sales of Unregistered Equity Securities
During the third quarter of fiscal 2021, we did not issue or sell any unregistered equity securities.
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

*(10.1)
Summary of Annual Compensation of L3Harris Technologies, Inc. Non-Employee Directors, effective as of January 1, 2022, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 4, 2021. (Commission File Number 1-3863)

*(10.2)	Amendment Number Five to the L3Harris Retirement Savings Plan (amended and restated effective January 1, 2021), dated August 23, 2021.
*(10.3)	Amendment Number Six to the L3Harris Retirement Savings Plan (amended and restated effective January 1, 2021), dated September 27, 2021.
*(10.4)	Amendment Number Seven to the L3Harris Retirement Savings Plan (amended and restated effective January 1, 2021), dated September 27, 2021.
(15)	Letter Regarding Unaudited Interim Financial Information
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
(32.1)	Section 1350 Certification of Chief Executive Officer
(32.2)	Section 1350 Certification of Chief Financial Officer
(101)
The financial information from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to the Condensed Consolidated Financial Statements.

(104)	Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_______________
*    Management contract or compensatory plan or arrangement

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)

Date: October 29, 2021	By:	/s/ Jesus Malave Jr.
Jesus Malave Jr.
Senior Vice President and Chief Financial Officer
(principal financial officer and duly authorized officer)