Form 10-K
period 2021-12-31
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2022-02-25
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant at July 2, 2021 was $44,061,543,832 (based on the quoted closing sale price per share of the stock on the New York Stock Exchange). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of July 2, 2021 are affiliates.
The number of shares outstanding of the registrant’s common stock as of February 18, 2022 was 193,065,899.
Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders scheduled to be held on April 22, 2022, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

L3HARRIS TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021
Exhibits
This Annual Report on Form 10-K contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”), including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that may not materialize or prove correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies or litigation; environmental remediation cost estimates; the potential level of share repurchases, dividends or pension contributions; potential acquisitions or divestitures; the integration of our acquisitions; the value of contract awards and programs; expected revenue; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “could,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of filing of this Report and are not guarantees of future performance or actual results. Factors that might cause our results to differ materially from those expressed in or implied by these forward-looking statements, from our current expectations or projections or from our historical results include, but are not limited to, those discussed in “Item 1A. Risk Factors” of this Report. All forward-looking statements are qualified by, and should be read in conjunction with, those risk factors. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements, whether as a result of new information, future events or developments or otherwise, after the date of filing of this Report or, in the case of any document incorporated by reference, the date of that document.
Amounts contained in this Report may not always add to totals due to rounding.
L3Harris Merger
As described in more detail in Note 1: Significant Accounting Policies under “Principles of Consolidation” and Note 4: Business Combination in the Notes to Consolidated Financial Statements in this Report (the “Notes”), on October 12, 2018, Harris Corporation (“Harris”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with L3 Technologies, Inc. (“L3”) and Leopard Merger Sub Inc., a newly formed, direct wholly-owned subsidiary of Harris (“Merger Sub”), pursuant to which Harris and L3 agreed to combine their respective businesses in an all-stock merger, at the closing of which Merger Sub would merge with and into L3, with L3 continuing as the surviving corporation and a direct wholly-owned subsidiary of Harris (the “L3Harris Merger”), and Harris’ name would change to “L3Harris Technologies, Inc.” The closing of the L3Harris Merger occurred on June 29, 2019, after the end of Harris’ fiscal 2019 on June 28, 2019.
PART I

ITEM 1.	BUSINESS.
L3HARRIS
General
L3Harris Technologies, Inc. is an agile global aerospace and defense technology innovator, delivering end-to-end solutions that meet customers’ mission-critical needs. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “L3Harris” as used in this Report mean the combined company L3Harris Technologies, Inc. and its subsidiaries, when referring to periods after the end of fiscal 2019 (after the L3Harris Merger) and mean Harris and its subsidiaries when referring to fiscal 2019 (prior to the L3Harris Merger).
We provide advanced defense and commercial technologies across space, air, land, sea and cyber domains. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of December 31, 2021, we had approximately 47,000 employees, including approximately 19,000 engineers and scientists.
We structure our operations primarily around the products, systems and services we sell and the markets we serve, and for fiscal 2021 we reported the financial results of our continuing operations in the following four operating segments, which were also our reportable segments for fiscal 2021, and are referred to as our business segments:

•Integrated Mission Systems, including multi-mission intelligence, surveillance and reconnaissance (“ISR”) and communication systems; integrated electrical and electronic systems for maritime platforms; and advanced electro-optical and infrared (“EO/IR”) solutions;
•Space & Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber defense; avionics; and electronic warfare;
•Communication Systems, including tactical communications; broadband communications; integrated vision solutions; and public safety radios; global communications solutions and
•Aviation Systems, including defense aviation; commercial aviation products; commercial pilot training; and mission networks for air traffic management.
Effective January 1, 2022, we have streamlined our business segments from four business segments to three business segments. As a result of the segment reorganization, the Aviation Systems segment was eliminated as a business segment and the ongoing operations that had been part of the Aviation Systems segment were integrated into the remaining segments. Defense aviation, commercial aviation products and commercial pilot training operations were moved into the Integrated Mission Solutions segment; and mission networks for air traffic management operations were moved into the Space & Airborne Systems segment. The changes to our reporting segments took effect in fiscal 2022 and therefore do not affect the historical results, discussion or presentation of our business segments as set forth in this Report. See Note 27: Subsequent Events in the Notes for additional information.
L3Harris Merger
As noted above and described in more detail in Note 1: Significant Accounting Policies under “Principles of Consolidation” and Note 4: Business Combination in the Notes, we completed the L3Harris Merger on June 29, 2019, the day after Harris’ fiscal 2019 ended and the first day of our Fiscal Transition Period (as defined below). L3 was a prime contractor in ISR systems, aircraft sustainment (including modifications and fleet management of special mission aircraft), simulation and training, night vision and image intensification equipment and security and detection systems. L3 also was a leading provider of a broad range of communication, electro-optical solutions and electronic and sensor systems used on military, homeland security and commercial platforms. L3 customers included the U.S. Department of Defense (“DoD”) and its prime contractors, the U.S. Intelligence Community, the U.S. Department of Homeland Security (“DHS”), foreign governments and domestic and foreign commercial customers.
Change in Fiscal Year
Through fiscal 2019, our fiscal years ended on the Friday nearest June 30. Commencing June 29, 2019, our fiscal year ends on the Friday nearest December 31. The period that commenced on June 29, 2019 was a fiscal transition period that ended on January 3, 2020 (“Fiscal Transition Period”), our fiscal 2020 commenced on January 4, 2020 and ended on January 1, 2021, and our fiscal 2021 commenced on January 2, 2021 and ended on December 31, 2021.

Divestitures and Asset Sales
We completed the following business divestitures and asset sales during fiscal 2021, fiscal 2020 and the two quarters ended January 3, 2020:

(In millions)	Business Segment(1)	Date of Divestiture	Sale Price

Fiscal 2021
Narda-MITEQ business(2)	Aviation Systems	December 6, 2021	$75
ESSCO business(3)	Aviation Systems	November 26, 2021	55
Electron Devices business(4)	Aviation Systems	October 1, 2021	185
VSE disposal group(5)	Aviation Systems	July 30, 2021	20
CPS business(6)	Aviation Systems	July 2, 2021	398
Military training business(7)	Aviation Systems	July 2, 2021	1,050
			$1,783
Fiscal 2020
EOTech business(8)	Communication Systems	July 31, 2020	$42
Applied Kilovolts business(9)	Space & Airborne Systems	May 15, 2020	12
Airport security and automation business(10)	Aviation Systems	May 4, 2020	1,000
			$1,054
Two quarters ended January 3, 2020
Harris Night Vision(11)	Other non-reportable businesses	September 13, 2019	$350
Stormscope(12)	Aviation Systems	August 30, 2019	20
			$370
_______________
(1) Business segment in which the operating results of each divested business were reported through the date of divestiture.
(2) The Narda-MITEQ business manufactured component, satellite communication and radio frequency safety products for both military and commercial markets.
(3) The ESSCO business manufactured metal space frame ground radomes and composite structures.
(4) The Electron Devices and Narda Microwave-West divisions (“Electron Devices business”) manufactured microwave devices for ground-based, airborne and satellite communications and radar.
(5) The Voice Switch Enterprise disposal group (“VSE disposal group”) provided voice over internet protocol systems for air traffic management communications.
(6) The Combat Propulsion Systems and related businesses (“CPS business”) engineered, designed and manufactured engines, transmissions, suspensions and turret drive systems for tracked and wheeled combat vehicle systems.
(7) The military training business provided flight simulation solutions and training services to the DoD and foreign military agencies.
(8) The EOTech business manufactured holographic sighting systems, magnified field optics and accessories for military, law enforcement and commercial markets around the world.
(9) The Applied Kilovolts and Analytical Instrumentation business (“Applied Kilovolts business”) manufactured high-voltage power supplies and ion detectors for customers in fields such as biotechnology, materials science, healthcare, forensics, environmental sciences and homeland security.
(10) The Security & Detection Systems and MacDonald Humfrey Automation solutions business (“airport security and automation business”) provided solutions used by the aviation and transportation industries, regulatory and customs authorities, government and law enforcement agencies and commercial and other high-security facilities.
(11) The Harris Night Vision business was a global supplier of vision-enhancing products for U.S. and allied military and security forces and commercial customers.
(12) The Stormscope product line (“Stormscope”) provided lightning detection systems for the aviation market.
There were no businesses divested during the fiscal year ended June 28, 2019. See Note 3: Business Divestitures and Asset Sales and Note 24: Business Segments in the Notes for further information.
Description of Business by Segment
Our business segments provide a wide-range of products and services to various customers and are described below. For financial information with respect to our business segments, including revenue, operating income and total assets, and with respect to our operations outside the United States, see Note 24: Business Segments in the Notes, and for additional information with respect to our business segments, see “Discussion of Business Segment Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. For a discussion of certain risks affecting our business segments, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers: Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.

Integrated Mission Systems
Integrated Mission Systems segment revenue of $5,839 million for fiscal 2021, represented 33 percent of our total revenue. This segment is comprised of three business sectors: ISR, Maritime and Electro Optical, the principal products and services of which are described below.
ISR: We develop, integrate and maintain multi-mission ISR, signals intelligence and communication systems, including fleet management support services, sensor development, modifications and periodic depot maintenance for ISR and airborne missions. Significant customers include DoD and classified customers within the U.S. Government, U.K. Ministry of Defence, Royal Australian Air Force and other select foreign military services. For example, we provide premier signals intelligence and electronic warfare capability for the U.S. Air Force (“USAF”) Rivet Joint and JAVA Man programs.
Maritime: We are a manufacturer, integrator and sustainer of mission systems for maritime platforms, specializing in signals intelligence and multi-intelligence platforms; unmanned surface and undersea autonomous solutions; power and ship control systems and other electronic and electrical products and systems. Significant customers include the U.S. Navy (“USN”), the U.S. Coast Guard, allied navies, other military customers and commercial ship owners.
Electro Optical: We design and manufacture advanced EO/IR sensors and surveillance and targeting systems and provide modernization and life extension maintenance upgrade and support services for military aircraft. Significant customers include the U.S. Army, the U.S. Air Force, USN, National Aeronautics Space Administration, DoD, select foreign militaries and commercial space companies.
Additional information regarding the composition of Integrated Mission Systems revenue for fiscal 2021 is as follows:
•70 percent was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors;
•69 percent was derived from contracts under which we are the prime contractor; and
•28 percent was derived from products and services for which the end consumer is located outside the U.S.
For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Space & Airborne Systems
Space & Airborne Systems segment revenue of $5,093 million for fiscal 2021, represented 28 percent of our total revenue. This segment is comprised of four business sectors: Space, Intel & Cyber, Mission Avionics and Electronic Warfare, the principal products and services of which are described below.
Space: We provide end-to-end space and ground-based solutions in support of intelligence, global positioning, space exploration, weather and missile defense missions. We are a prime contractor on complete satellite systems, provide advanced payloads and integrate ground systems. Some of the more significant programs in this business sector include:
•Space Development Agency (“SDA”) Tracking Layer, a constellation of space vehicles to provide persistent global missile warning and tacking to national defense authorities;
•Hypersonic and Ballistic Tracking Space Sensor (“HBTSS”), a program to detect, track and discriminate ballistic and hypersonic missiles for the Missile Defense Agency (“MDA”);
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
Intel & Cyber: We provide situational awareness optical networks and advanced wireless solutions for classified intelligence and cyber defense customers.
Electronic Warfare: We provide multi-spectral situational awareness, threat warning and countermeasures capabilities for electronic warfare solutions for airborne and maritime platforms. Significant customers include military aircraft manufacturers, DoD customers within the U.S. Government and select foreign military services.
Additional information regarding the composition of Space & Airborne Systems revenue for fiscal 2021 is as follows:

•87 percent was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors;
•57 percent was derived from contracts under which we are the prime contractor; and
•13 percent was derived from products and services for which the end consumer is located outside the U.S.
For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Communication Systems
Communication Systems segment revenue of $4,287 million for fiscal 2021, represented 24 percent of our total revenue. This segment is comprised of five business sectors: Tactical Communications, Broadband Communications, Integrated Vision Solutions, Public Safety and Global Communications, the principal products and services of which are described below.
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
Additional information regarding the composition of Communication Systems revenue for fiscal 2021 is as follows:
•68 percent was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors;
•67 percent was derived from contracts under which we are the prime contractor; and
•29 percent was derived from products and services for which the end consumer is located outside the U.S.
Aviation Systems
As described above and in more detail in Note 3: Business Divestitures and Asset Sales and elsewhere in the Notes, during fiscal 2021 and 2020, we completed several business divestitures in our Aviation Systems segment as we reshaped our business portfolio to focus on technology-differentiated businesses.
Aviation Systems segment revenue of $2,783 million for fiscal 2021, represented 15 percent of our total revenue. This segment is comprised of four business sectors: Mission Networks, Defense Aviation, Commercial Aviation Products and Commercial Pilot Training, the principal products and services of which are described below.
Mission Networks: We provide mission-critical infrastructure communications and networking solutions for air traffic management for the U.S. Federal Aviation Administration (“FAA”) and international airspace national service providers.
Defense Aviation: We provide precision engagement sensors and systems, small UAVs and antennas and arrays. In addition, this business sector provides GPS receivers for guided projectiles and precision munitions, as well as, navigation for fire control systems. Significant customers include U.S. defense and foreign military agencies.
Commercial Aviation Products: We provide airborne avionics products, such as traffic collision avoidance and flight recorders. Significant customers include commercial airplane manufacturers, commercial airlines and automotive manufacturers.
Commercial Training Solutions: We develop, install and maintain flight simulators and training systems that are customized to commercial aircraft. We also provide commercial pilot training services, including airline training for licensed pilots, academy programs for new cadets and flight school training for pilots. Significant customers include commercial airlines and aircraft manufacturers.

Additional information regarding the composition of Aviation Systems revenue for fiscal 2021 is as follows:
•74 percent was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors;
•65 percent was derived from contracts under which we are the prime contractor; and
•14 percent was derived from products and services for which the end consumer is located outside the U.S.
International Business
Revenue from products and services where the end consumer is located outside the U.S., including foreign military sales through the U.S. Government, was $3.9 billion (22 percent of our revenue), $3.7 billion (20 percent of our revenue), $2.0 billion (21 percent of our revenue) and $1.5 billion (22 percent of our revenue) in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively. Direct export sales are primarily denominated in U.S. Dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. For financial information regarding our domestic and international operations, including long-lived assets, see Note 24: Business Segments in the Notes.
The majority of our international marketing activities are conducted through subsidiaries that operate in the EMEA (Europe, Middle East and Africa) and APAC (Asia-Pacific) regions and Canada. We also have established international marketing organizations and several regional sales offices. For further information regarding our international subsidiaries, see Exhibit 21 of this Report.
International revenue for fiscal 2021 came from a large number of countries, and no single foreign country accounted for more than 5 percent of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried on an open account. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to remain competitive in international markets, we also enter into offset agreements or recourse or vendor financing arrangements to facilitate sales to certain customers.
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
The particular economic, social and political conditions for business conducted outside the U.S. differ from those encountered by U.S. businesses. We believe that the overall business risk for our international business as a whole is somewhat greater than that faced by our domestic businesses as a whole. A description of the types of risks to which we are subject in our international business is contained in “Item 1A. Risk Factors” of this Report. In our opinion, these risks are partially mitigated by the diversification of our international business and the protection provided by letters of credit and advance payments, progress payments and other similar payments.
Competitive Conditions and Trends in Market Demand
We operate in highly competitive markets that are sensitive to technological advances. Some of our competitors in each of our markets are larger than we are and can maintain higher levels of expenditures for research and development (“R&D”). In each of our markets, we concentrate on the opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these markets are product quality and reliability; technological capabilities, including reliable, resilient and innovative cyber capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; the effectiveness of third-party sales channels in international markets; and cost-effectiveness. We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs. We compete domestically and internationally against large aerospace and defense companies; principally BAE Systems, Boeing, General Dynamics, Lockheed Martin, Northrop Grumman, Raytheon Technologies and Thales; and, increasingly, non-traditional defense contractors.
For further discussion of trends in market demand, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
Principal Customers; Government Contracts
The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 75 percent, 78 percent, 73 percent and 77 percent in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively. No other customer accounted for more than 5 percent of our revenue in fiscal 2021. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report. Our U.S. Government sales are predominantly derived from contracts with departments and agencies of, and prime contractors to, the U.S. Government. Most of the sales in our Space & Airborne Systems and Integrated Mission Systems segments are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default based on performance.
Our U.S. Government contracts and subcontracts include both cost-reimbursable and fixed-price contracts. Government-wide Acquisition Contracts (“GWACs”) and multi-vendor indefinite delivery-indefinite quantity (“IDIQ”) contracts, which can include task orders for each contract type, require us to compete both for the initial contract and then for individual task or delivery orders under such contracts.
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
Our U.S. Government fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under our U.S. Government firm fixed-price contracts, we agree to perform a specific scope of work or sell a specific product for a fixed price and, as a result, benefit from cost savings and carry the burden of cost overruns. Under our U.S. Government fixed-price incentive contracts, we share with the U.S. Government both savings accrued for performance at less than target cost as well as costs incurred in excess of target cost up to a negotiated ceiling price, which is higher than the target cost, but carry the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, profit may also be adjusted up or down depending on whether specified performance objectives are met. Under our U.S. Government firm fixed-price and fixed-price incentive contracts, we generally receive from the U.S. Government either milestone payments totaling 100 percent of the contract price or monthly progress payments in amounts equaling 80 percent of costs incurred under the contract (however, in response to the COVID-19 pandemic (“COVID”), the U.S. Government has taken steps to increase the current rate for certain progress payments to 90 percent of costs incurred under relevant contracts to enhance cash flow and liquidity for the defense industrial base). The remaining amounts, including profits or incentive fees, are billed upon delivery and final acceptance of end items and deliverables under the contract. Our production contracts are mainly fixed-price contracts, and development contracts are generally cost-reimbursable contracts.
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
From time to time, we may begin performance of a U.S. Government contract under an undefinitized contract action (“UCA”) with a not-to-exceed price before the terms, specifications or price are finally agreed to between the parties. In these arrangements, the U.S. Government has the ability to unilaterally definitize the contract if a mutual agreement regarding terms, specifications and price cannot be reached.
The U.S. Government has increased its focus on procurement process improvement initiatives and has implemented certain changes in its procurement practices. These developments may change the way U.S. Government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. Government, including the terms and conditions under which we do so, which may have an adverse impact to our business, financial condition, results of operations, cash flows and equity. For example, contracts awarded under the DoD’s Other Transaction Authority for research and prototypes generally require cost-sharing and may not follow, or may follow only in part, standard U.S. Government contracting practices and terms, such as the Federal Acquisition Regulation (“FAR”) and U.S. Government Cost Accounting Standards (“CAS”).

For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Backlog
Company-wide total backlog was $21.1 billion at December 31, 2021, of which $15.2 billion was funded backlog, compared with $21.7 billion at January 1, 2021, of which $16.3 billion was funded backlog. The $21.7 billion of company-wide total backlog at January 1, 2021 includes $1.5 billion of backlog associated with businesses that were divested during fiscal 2021. We expect to recognize approximately 50 percent of the revenue associated with Company-wide total backlog by the end of 2022 and approximately 85 percent of the revenue associated with Company-wide total backlog by the end of 2024, with the remainder to be recognized thereafter. However, we can give no assurance of such fulfillment or that our backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control.
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
See Note 23: Backlog in the Notes for additional information regarding Company-wide total backlog.
Research and Development
Company-sponsored R&D costs, which include R&D for commercial products and services and independent R&D related to government products and services, were $692 million, $684 million, $329 million and $331 million in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively. A portion of our independent R&D costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored R&D costs not otherwise allocable are charged to expense when incurred. Company-sponsored research is directed to the development of new products and services and to building technological capability in various markets.
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
Patents and Other Intellectual Property
We consider our patents and other intellectual property, in the aggregate, to constitute an important asset. We own a large portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property, including reliable, resilient and innovative cyber capabilities, and we routinely apply for new patents, trademarks and copyrights. We also license intellectual property to and from third parties. As of December 31, 2021, we held approximately 2,300 U.S. patents and 2,000 foreign patents, and had approximately 300 U.S. patent applications pending and 300 foreign patent applications pending. Unpatented research, development and engineering skills also make an important contribution to our business. Although our intellectual property rights in the aggregate are important to our business and the operations of our business segments, we do not consider our business or any business segment to be materially dependent on any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time, we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Report. With regard to certain patents, the U.S. Government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.

Government Regulations
Our company is subject to various federal, state, local and international laws and regulations relating to the development, manufacturing, sale and distribution of our products, systems and services, and it is our policy to comply with the applicable laws in each jurisdiction in which we conduct business. Regulations include, but are not limited to, those related to import and export controls, corruption, bribery, the protection of the environment, government procurement, wireless communications, competition, product safety, workplace health and safety, employment, labor and data privacy. The following describes significant regulations that may impact our businesses. For further discussion of risks relating to government regulations, see “Item 1A. Risk Factors” of this Report.
Import/Export Regulations. We sell products and solutions to customers all over the world and are required to comply with U.S. export control regulations, including the International Traffic in Arms Regulations (“ITAR”) and the U.S. Export Administration Regulations, and economic and trade sanctions programs limiting or banning sales into certain countries. Countries outside of the U.S. have implemented similar controls and sanction regulations. Together these controls and regulations may impose licensing requirements on exports of certain technology and software from the U.S. and may impact our ability to transact business in certain countries or with certain customers. We have developed compliance programs and training to prevent violations of these programs and regulations, and we regularly monitor changes in the law and regulations and create strategies to deal with changes. Changes in the law may restrict or further restrict our ability to sell products and solutions.
Anti-Corruption Regulations. Because we have significant international operations, we must comply with complex regulations, including U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other local laws prohibiting corrupt payments to governmental officials and anti-competition regulations. We have compliance policies, programs and training to prevent non-compliance with such anti-corruption regulations in the U.S. and outside the U.S. We monitor pending and proposed legislation and regulatory changes that may impact our business and develop strategies to address the changes and incorporate them into existing compliance programs.
Environmental Regulations. Our operations are subject to and affected by U.S. Federal, state, local and foreign laws and regulations regarding discharge of materials into the environment or otherwise relating to the protection of the environment. We believe that we have complied with these requirements and that such compliance has not had a material adverse effect on our financial condition, results of operations, cash flows or equity. We have installed waste treatment facilities and pollution control equipment to satisfy legal requirements and to achieve our waste minimization and prevention goals. A portion of our environmental expenditures relates to businesses or operations we no longer own, but for which we have retained certain environmental liabilities.
We did not spend material amounts on environmental-related capital projects in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020, or fiscal 2019. Based on currently available information, we do not expect environmental-related capital expenditures or compliance with existing and pending environmental laws and regulations to be material or to have a material impact on our competitive position or financial condition in fiscal 2022 or over the next several years. We can give no assurance that such expenditures will not exceed current expectations, as such expenditures may increase in future years. If future treaties, laws and regulations contain more stringent requirements than presently anticipated, actual expenditures may be higher than our present estimates of those expenditures.
Additional information regarding environmental and regulatory matters is set forth in “Item 3. Legal Proceedings” of this Report and in Note 1: Significant Accounting Policies and Note 25: Legal Proceedings and Contingencies in the Notes.
Electronic products are subject to governmental environmental regulation in several jurisdictions, such as domestic and international requirements requiring end-of-life management and/or restricting materials in products delivered to customers, including the European Union’s Directive 2012/19/EU on Waste Electrical and Electronic Equipment and Directive 2011/65/EU on the Restriction of the use of certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”), as amended. Other jurisdictions have adopted similar legislation. Such requirements typically are not applicable to most equipment produced by our segments. We believe that we have complied with such rules and regulations, where applicable, with respect to our existing products sold into such jurisdictions. We intend to comply with such rules and regulations with respect to our future products.
Wireless Communications Regulations. Wireless communications, whether radio, satellite or telecommunications, are also subject to governmental regulation. Equipment produced in our Communication Systems and Space & Airborne Systems segments, in particular, is subject to domestic and international requirements to avoid interference among users of radio and television frequencies and to permit interconnection of telecommunications equipment. We are also required to comply with technical operating and licensing requirements that pertain to our wireless licenses and operations. We believe that we have complied with such rules and regulations and licenses with respect to our existing products and services, and we intend to comply with such rules and regulations and licenses with respect to our future products and services. Governmental reallocation of the frequency spectrum could impact our business, financial condition and results of operations.

Raw Materials and Supplies
Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of raw materials, such as electronic components, printed circuit boards, metals and plastics needed for our operations and for our products. We are dependent on suppliers and subcontractors for a large number of components and subsystems and the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and to meet performance and quality specifications and delivery schedules. In some instances, we are dependent on one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. In addition, in connection with our U.S. Government contracts, we are required to procure certain materials, components and parts, including microelectronics components, from supply sources approved by the U.S. Government, which may limit the suppliers and subcontractors we may utilize. Although we have been affected by financial and performance issues of some of our suppliers and subcontractors, other than in our Communication Systems segment, we have not been materially adversely affected by the inability to obtain raw materials or products. On occasion, we have experienced component shortages from vendors as a result of pandemics, natural disasters, or the RoHS environmental regulations in the European Union or similar regulations in other jurisdictions. These events or regulations may cause a spike in demand for certain electronic components, such as lead-free components, resulting in industry-wide supply chain shortages.
Revenue, operating income and orders have been, and we expect will continue to be, adversely impacted by supply chain-related constraints, primarily in our Communication Systems segment. While our customer base remains strong, we can give no assurances and the ultimate extent of the supply chain-related constraints to our Communication Systems segment remains uncertain.
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
Human Capital
As a global aerospace and defense technology company, our performance is dependent on our highly educated and skilled workforce for our success. Attracting, developing, motivating and retaining highly skilled employees, particularly those with technical, engineering and science backgrounds and experience, is a critical factor in our ability to execute our strategic priorities. We use human capital measures to set goals and monitor performance in several areas, including employee health and safety; talent acquisition, development and retention; and diversity and inclusion.
Workforce Demographics. We had approximately 47,000 employees at December 31, 2021, including approximately 19,000 engineers and scientists. Approximately 87 percent of our employees are located in the U.S. and a significant number of our employees possess a U.S. Government security clearance. As of December 31, 2021, approximately 2,500 of our U.S. employees were covered by various collective bargaining agreements, which we expect will be renegotiated as they expire, as we historically have done without significant disruption to operating activities.
Health and Safety. We strive to maintain a safe work environment for all employees and eliminate workplace incidents, risks and hazards. We review and monitor our performance closely to reduce Occupational Safety and Health Administration reportable incidents. For fiscal 2021, our total recordable injury rate declined by 4 percent and lost day injury rate remained flat, compared with the previous year, while numerous locations across L3Harris reached one year or more without a recordable injury. Our response to COVID has been a consistent focus on keeping our employees safe while striving to maintain continuity of operations, meet customer commitments and support suppliers. With more extensive information about the transmission of COVID, the wide availability of COVID vaccines and the temporarily-in-force U.S. Government federal contractor vaccine mandate, we have transitioned a greater number of employees back to on-site work and resumed certain essential business events and travel. We continue to maintain detailed safety precautions and protocols for on-site work, such as mandatory face coverings and physical distancing.
Talent Acquisition, Development and Retention. Our talent acquisition, development and retention strategy is focused on attracting the best talent, recognizing and rewarding performance while continually developing, engaging and retaining high-performing employees. We strive to attract employees in all stages of their careers and in fiscal 2021 we hired approximately 8,000 new employees. In fiscal 2021, L3Harris was recognized as “a great place to work” with nearly 20 awards or recognitions from external organizations. We support and develop our employees through global training that promotes our “e3” operating system (excellence, everywhere, everyday). We provide ongoing training and career development by offering quarterly and annual courses through our in person and online learning management system focused on compliance with our Code of Conduct, ethics and laws applicable to our businesses; skills and competencies directly related to employees’ positions; and responsibility for personal safety and the safety of fellow employees, others and the environment. We offer competitive salaries and comprehensive benefit packages, including health care, retirement planning and employer retirement contributions, educational assistance, child and elder back-up care, paid parental leave and a discretionary paid time off program. In addition, we have established a comprehensive employee survey process to help us better understand the total employee experience, including continual lifecycle, frequent pulse and periodic census surveys.
Diversity, Equity and Inclusion. We believe that our future success depends on our ability to continue to innovate and develop new solutions to solve our customers’ most critical challenges, and that diversity of thought, experience, perspective and background drives innovation. We have established two clear goals: half of our workforce will be women and at least a third will be people of color. We are investing in an inclusive and diverse workforce by supporting a variety of science, technology, engineering and mathematics initiatives. We also have established a diversity council, co-chaired by our CEO and comprised of employee resource group leadership and executives from across the company, to evaluate and influence the strategies, policies and steps we take to advance diversity and inclusion. We offer nine employee resource groups that bring together employees from diverse backgrounds and foster networking, professional development and community outreach opportunities. Finally, we believe that celebrating our unique and diverse backgrounds and experiences makes us stronger, demonstrated by our various listening and communications strategies that celebrate the unique storytelling and voices of employees. Through the above and other efforts, we have improved the diversity of our workforce and we continue to work toward our long term goals.
The table below provides the makeup of our workforce in fiscal 2021:

	Overall	Executive
Persons of color	26%	18%
Female population	25%	34%
Veterans	15%	15%
Persons with disabilities	8%	7%
Generational breakout(1):
Boomers (1945-1964)	26%	30%
Generation X (1965-1980)	35%	56%
Millennials (1981-1996)	34%	14%
Generation Z (after 1996)	5%	—%
_______________
(1)Age ranges align with Pew Research Center definitions. “Traditionalists” represent less than 1 percent of our employee population.
Additional information regarding our human capital strategy is available in our Diversity, Equity and Inclusion Annual Report that can be found on our company website. Information on our website, including our Diversity, Equity and Inclusion Annual Report, is not incorporated by reference into this Report.
Sustainability
In 2020, we announced our environmental sustainability goals: to reduce greenhouse gas (“GHG”) emissions by 30% and water usage by 20% from 2019 levels and achieve a 75% solid waste diversion rate (away from landfills) by 2026. We are investing in renewable energy, including entering into virtual power purchase agreements, and other solutions to achieve our GHG reduction target and other environmental sustainability goals. We are committed to climate and environmental sustainability and have a comprehensive environmental sustainability program that seeks to mitigate our impact on the environment, with a focus on continually reducing carbon emissions.
Website Access to L3Harris Reports; Available Information
General. We maintain an Internet website at https://www.l3harris.com. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to such reports, with the U.S. Securities and Exchange Commission (“SEC”). These filings, are available free of charge on our website as soon as reasonably practicable after these reports are electronically filed with or furnished to the SEC. We also will provide the reports in electronic or paper form free of charge upon request to our Secretary at L3Harris Technologies, Inc., 1025 West NASA Boulevard, Melbourne, Florida 32919. We also make available free of charge on our website our annual report to shareholders and proxy statement. Our website and the information posted thereon are not incorporated into this Report or any current or other periodic report that we file with or furnish to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at https://www.sec.gov, and reports we file with or furnish to the SEC are available free of charge at this internet site.
Additional information relating to our business, including our business segments, is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
Corporate Governance Guidelines and Committee Charters. We previously adopted Corporate Governance Guidelines, which are available on the Corporate Governance section of our website at https://www.l3harris.com/company/environmental-social-and-governance. In addition, the charters of each of the standing committees of our Board of Directors, namely, the Audit

Committee, Compensation Committee, Finance Committee, Innovation and Cyber Committee and Nominating and Governance Committee, are also available on the Corporate Governance section of our website. A copy of the charters is also available free of charge upon written request to our Secretary at L3Harris Technologies, Inc., 1025 West NASA Boulevard, Melbourne, Florida 32919.
Certifications. We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Report. In addition, an annual CEO certification was submitted by our Chief Executive Officer to the New York Stock Exchange (“NYSE”) in May 2021 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by L3Harris of the NYSE’s corporate governance listing standards.

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
COVID-Related Risks
The effects of COVID could have a material adverse effect on our business operations, financial condition, results of operations, cash flows and equity.
The COVID pandemic and the emergence and spread of more transmissible variants, and ongoing attempts to contain and reduce its spread, such as mandatory closures, “shelter-in-place” orders, vaccine programs and mandates and travel and quarantine restrictions, have caused significant volatility, uncertainty, disruption and other adverse effects on the U.S. and global economies, including impacts to supply chains, customer demand, workforce, international trade and capital markets. These effects have adversely affected certain of our business operations, may further adversely affect our business operations and may materially and adversely affect our financial condition, results of operations, cash flows and equity.
Our response to COVID and related impacts has involved increasing our focus on keeping our employees safe while striving to maintain continuity of operations, meet customer commitments and support suppliers. For example, we instituted numerous types of precautions, protocols and other arrangements designed to protect employees from COVID infections and to comply with applicable regulations, and we have also maintained an active dialog, and in some cases developed plans, with key suppliers in an effort to mitigate supply chain risks or otherwise minimize the potential impact from those risks. On September 9, 2021, President Biden issued an executive order mandating U.S.-based government contractor employees to be fully vaccinated against COVID unless a religious or medical exemption applies. We took steps to comply with the executive order until it was enjoined by a federal court in December 2021. If the executive order is reinstated on appeal, or new mandates are implemented, it is uncertain to what extent compliance with any such vaccine mandates may result in adverse impacts, such as employee attrition for us or our subcontractors, or reduced morale or efficiency. The U.S. Government response to COVID also has included identifying the Defense Industrial Base as a Critical Infrastructure Sector and enhancing cash flow and liquidity for the Defense Industrial Base, such as by increasing progress payments and accelerating contract awards, which enabled us to keep our U.S. production facilities largely operational in support of national security commitments to U.S. Government customers (as part of the Defense Industrial Base) and to accelerate payments to small business suppliers, which we expect to continue while the U.S. Government’s responsive actions remain in effect.
Although we believe that a large percentage of our revenue, earnings and cash flow that is derived from sales to the U.S. Government, both directly and through prime contractors, will be relatively predictable, in part due to the U.S. Government’s responsive actions described above, our commercial and international businesses have experienced adverse COVID-related impacts and remain at a higher risk of further adverse COVID-related impacts, and we cannot eliminate all potential impacts to our business from supply chain risks, such as longer lead times and shortages of electronics and other components used in our products. For example, the severe decline in global air traffic from travel restrictions and the resulting downturn in the commercial aviation market and its impact on customer operations has significantly reduced demand for flight training, flight simulators and commercial avionics products in our Aviation Systems segment’s Commercial Aviation Solutions sector. Another example of the effects of supply chain disruption that we have experienced is that revenue, operating income and orders in our Communication Systems segment have been, and we expect will continue to be, adversely impacted by supply chain-related constraints.
We continue to closely monitor COVID-related impacts on all aspects of our business and geographies, including on our workforce, supply chain and customers. We may restrict operations of our facilities if we deem it necessary or if recommended or mandated by governmental authorities, and we may experience volatility in the overall demand environment for our products, systems and services or impacts to our business from supply chain risks, any of which would have a further adverse impact on us.

Our management’s focus on mitigating COVID-related impacts has required and may continue to require a large investment of time and resources across our enterprise, which may impact other value-added services or initiatives. Additionally, it remains uncertain on what scale our employees that are working remotely will return to work in person, and an extended period of remote work arrangements could strain our business continuity plans, create additional operational risk, such as cyber security risks, and impair our ability to manage our business. While we see many benefits to remote and hybrid work and have adopted new tools and processes to support the workforce, if we are unable to effectively adapt to a hybrid work environment long term, then we may experience a less cohesive workforce, increased attrition, reduced program performance and less innovation. We may suffer damage to our reputation, which could adversely affect our business, if our responses to COVID-related impacts are unsuccessful or perceived as inadequate for the U.S. or our international markets.
The manner and extent to which COVID-related disruptions and impacts further affect us, directly and indirectly by affecting our workforce, supply chain and customers, including our ability to perform under U.S. Government and other contracts within agreed timeframes and ultimately on our results of operations and cash flows, will depend on numerous evolving factors and future developments, including: the ultimate severity and duration of COVID; the extent, effectiveness and other impacts and consequences of governmental authority containment, mitigation and other actions related to COVID; governmental, business and other actions, which could include closures or other limitations on our or our supply chain’s operations or mandates to provide products, systems or services; impacts on economic activity and customer demand, budgets and buying patterns, including global air traffic demand and governmental subsidies to airlines; the health of and the effect on our workforce and our ability to meet staffing needs in our businesses and facilities, particularly if members of our workforce are quarantined as a result of exposure; any impairment in value of our tangible or intangible assets which could be recorded as a result of weaker economic conditions; potential effects on our internal controls, including those over financial reporting, as a result of changes in working environments, among others; and disruptions or turmoil in the credit or financial markets or impacts on our credit ratings, which could adversely affect our ability to access capital on favorable terms and continue to meet our liquidity needs.
COVID cases (including the emergence and spread of more transmissible variants) may surge in certain parts of the world, including the U.S. While vaccines for COVID continue to be administered in the U.S. and other countries, the extent and rate of vaccine adoption, the long-term efficacy of these vaccines and other factors remain uncertain. As long as the pandemic continues, our employees will continue to be exposed to health risks, and we could be negatively impacted in the future if a significant number of our employees, or employees who perform critical functions, become ill, quarantine as a result of exposure to COVID or do not comply with applicable vaccination programs. As we continue to monitor the situation and public health guidance throughout the world, we may adjust our current policies and practices, and existing and new precautionary measures could negatively affect our operations.
Macroeconomic, Industry and Governmental Risks
We depend on U.S. Government customers for a significant portion of our revenue, and the loss of these relationships, a reduction in U.S. Government funding or a change in U.S. Government spending priorities could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
We are highly dependent on sales to U.S. Government customers, primarily defense-related programs with the DoD and a broad range of programs with the U.S. Intelligence Community and other U.S. Government departments and agencies. The percentage of our revenue derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, both directly and through prime contractors, was 75 percent, 78 percent, 73 percent and 77 percent in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively. Therefore, any significant disruption or deterioration of our relationship with the U.S. Government (in particular, the DoD) would significantly reduce our revenue and have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
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

Our U.S. Government programs must compete with programs managed by other government contractors and with other policy imperatives for consideration for limited resources and for uncertain levels of funding during the budget and appropriations process. Budget and appropriations decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) and potential alternative funding arrangements. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending, could have material adverse consequences on our current or future business. Any inability of the U.S. Government to complete its budget process for any government fiscal year, and consequently having to operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution” or shut down, also could have material adverse consequences on our current or future business. For more information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Considerations - Industry-Wide Opportunities, Challenges and Risks” of this Report.
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

Failure to comply with applicable regulations and requirements could lead to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment from U.S. Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws and regulations, including those related to procurement integrity, export control (including ITAR), U.S. Government security, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. Government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. Government contracts.
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
In fiscal 2021, 74 percent of our revenue was derived from fixed-price contracts which allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, including due to greater than anticipated inflation or unexpected delays, particularly for firm fixed-price contracts because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money (or make more or less money than estimated) on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increase in inflation, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Cost overruns would adversely impact our results of operations, which are dependent on our ability to maximize our earnings from our contracts, and the potential risk would be greater if our contracts shifted toward a greater percentage of fixed-price contracts, particularly firm fixed-price contracts. In addition, changes in contract financing policy for fixed-price contracts, such as changes in performance and progress payments policies, including a reversal or modification of the DoD’s March 2020 increase to the applicable progress payment rate from 80% to 90%, could significantly affect the timing of our cash flows.
In fiscal 2021, 26 percent of our revenue was derived from cost-plus and time-and-material contracts, substantially all of which are with U.S. Government customers. Sales to foreign government and commercial customers are generally under fixed-

price arrangements and are included in our fixed-price contract sales. For a cost-plus contract, we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels established by our customers. For a time-and-material contract, we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (which include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Therefore, on cost-plus and time-and-material type contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.
Given broader inflation in the economy, we are monitoring the risk inflation presents to active and future contracts. To date we have not seen broad based increases in costs from inflation that are material to the business as a whole; however, if we begin to experience greater than expected supply chain and labor inflation our profits and margins under our contracts, in particular fixed price contracts, could be adversely affected.
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
We participate in U.S. and international markets that are subject to uncertain economic conditions. In particular, U.S. Federal, state and local government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including COVID-related impacts. In addition, certain of our non-U.S. customers, including in the Middle East and other oil or natural gas-producing countries, could be adversely affected by weakness or volatility in oil or natural gas prices, or negative expectations about future prices or volatility, which could adversely affect demand for tactical communications, electronic systems or other products, systems, services or technologies. As a result of that uncertainty, it is difficult to develop accurate estimates of the level of growth in the markets we serve. Because those estimates underpin all components of our budgeting and forecasting, our estimates or guidance for future revenue, income and expenditures may be inaccurate, and we may make significant investments and expenditures but never realize the anticipated benefits.
We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.
Ongoing instability and current conflicts in global markets, including in Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geo-political events throughout the world, including new or increased tariffs and potential trade wars, have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations and profitability. These types of matters cause uncertainty in financial and insurance markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate. If credit in financial markets outside of the U.S. tightened, it could adversely affect the ability of our international customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products, systems and services or impact the ability of our customers to make payments. These matters also may cause us to experience increased costs, such as for insurance coverages and performance bonds (or for them to be unavailable altogether), as well as difficulty with future borrowings under our commercial paper program or credit facilities or in the debt markets or otherwise with financing our operating, investing (including any future acquisitions) or financing activities.
We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally, including fluctuations in currency exchange rates.
We are dependent on sales to customers outside the U.S. The percentage of our total revenue represented by revenue from products, systems and services where the end consumer is located outside the U.S., including foreign military sales through the U.S. Government, was 22 percent, 20 percent, 21 percent and 22 percent in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively. In fiscal 2021, 40 percent of our international business was transacted in local currency. Losses resulting from currency rate fluctuations can adversely affect our results. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is from, and a significant portion of our business activity is being conducted with or in, less-developed countries and sometimes countries with unstable governments, or in areas of military conflict or at military installations. Other risks of doing business internationally include:
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
•Contractual obligations to non-U.S. customers that may include specific in-country purchases, investments, manufacturing agreements or financial or other support arrangements or obligations, known as offset obligations, that may extend for many years, require teaming with local companies and result in significant penalties if not satisfied;
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
We face the risk of a security breach, whether through cyber attack, cyber intrusion or insider threat via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or with access to systems inside our organization, subcontractors or suppliers, threats to the physical security of our facilities and employees or other significant disruption of our IT networks and related systems or those of our suppliers or subcontractors. We face an added risk of a security breach or other significant disruption of the IT networks and related systems that we develop, install, operate and maintain for certain of our customers, which may involve managing and protecting information relating to national security and other sensitive government functions or personally identifiable or protected health information. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, is persistent and substantial as the volume, intensity and sophistication of attempted attacks, intrusions and threats from around the world remain elevated and unlikely to diminish. As an advanced technology-based solutions provider, and particularly as a government contractor with access to national security or other sensitive government information, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary or classified information on our IT networks and related systems and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. We make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems and have implemented various measures to manage the risk of a security breach or disruption. Our efforts and measures have not been entirely effective in the case of every cyber security incident, but no incident has had a material negative impact on us to date. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber attacks and cyber intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected (for example, the SolarWinds cyber incident). In some cases, the resources of foreign governments may be behind such attacks due to the nature of our business and the industries in which we operate. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Thus, it is impossible for us to entirely mitigate this risk, and there can be no assurance that future cyber security incidents will not have a material negative impact on us. A security breach or other significant disruption involving these types of information and IT networks and related systems could:
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
Our future success depends to a significant degree upon the continued contributions of our management and our ability to attract and retain highly qualified management and technical personnel, including employees who have U.S. Government security clearances, particularly clearances of top-secret and above. To the extent that the demand for qualified personnel exceeds supply, as has been the case from time to time in recent years and has recently intensified further due to industry trends, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or could experience difficulties in performing under our contracts if our needs for such employees were unmet. Failure to attract and retain such personnel would damage our future prospects and could adversely affect our ability to succeed in our human capital goals and priorities, as well as negatively impact our business and operating results.
Some of our workforce is represented by labor unions, so a prolonged work stoppage could harm our business.
At December 31, 2021, approximately 2,500 of our U.S. employees, or approximately 6 percent of our employee base, were unionized. If we encounter difficulties with renegotiation or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. Union actions at suppliers can also affect us. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor collective bargaining agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture products or provide services on a timely basis, which could negatively impact our business, financial condition, results of operations, cash flows and equity.
Disputes with our subcontractors or key suppliers, or their inability to perform or timely deliver our components, parts or services, could cause our products, systems or services to be produced or delivered in an untimely or unsatisfactory manner.
We engage subcontractors on many of our contracts and from time to time may have disputes with them, including regarding the quality and timeliness of work performed by them, customer concerns about the subcontract or subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our products, systems and services that we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components, subsystems and services that we require. Tariffs recently imposed on certain materials and other trade issues may create or exacerbate existing materials shortages and may result in further supplier business closures. Our supply chain could also be disrupted by external events, such as natural disasters (including those as a result of climate change) or other significant disruptions (including COVID-related impacts as described above under “COVID-Related Risks,” extreme weather conditions, epidemics, acts of terrorism, cyber attacks and labor disputes), governmental actions and legislative or regulatory changes, including product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or GHG emission standards, or availability constraints from increased demand from customers. These or any further political or governmental developments or health concerns in countries in which we operate could result in social, economic and labor instability. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products, systems and services to our customers. Complying with U.S. Government contracting regulations that limit the source or manufacture of suppliers and impose stringent cybersecurity regulations also may create challenges for our supply chain and increase costs. We may experience disputes with our subcontractors; material supply constraints or problems, including shortages of components, commodities or other materials; or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and could harm our business, financial condition, results of operations, cash flows and equity. In addition, in connection with our government contracts, we are required to procure certain materials, components and parts, including certain microelectronics components, from supply sources approved by the U.S. Government and we rely on our subcontractors and suppliers to comply with applicable laws, regulations and other requirements regarding procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials, including parts or materials they supply to us, and in some circumstances, we rely on their certifications as to their compliance. From time to time, there are components for which there may be only one supplier, which may be unable to meet our needs. Each of these subcontractor and supplier risks could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
Our corporate headquarters and significant business operations are located in Florida, which is subject to the risk of major hurricanes. Our worldwide operations and operations of our suppliers and customers could be subject to natural disasters (including those as a result of climate change) or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics, pandemics, COVID-related impacts as described above under “COVID-Related Risks,” acts of terrorism, power shortages and blackouts, telecommunications failures, cyber attacks and other natural and man-made disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, subcontractors, distributors, resellers or customers, including inability of employees to work; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses, delay or decrease orders and revenue from our customers and have a material adverse effect on the continuity of our business and our business, financial condition, results of operations, cash flows and equity. Additionally, we could incur significant costs to improve the climate-related resiliency of our infrastructure and supply chain and otherwise prepare for, respond to, and mitigate the effects of climate change.
Financial Risks
Changes in estimates we use in accounting for many of our programs could adversely affect our future financial results.
Accounting for our contracts requires judgment relative to assessing risks, including risks associated with customer-directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters and judgment associated with estimating contract revenue and costs and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding: (i) the length of time to complete the contract because costs also include expected increases in wages and prices for materials; (ii) whether contracts should be accounted for as having one or more performance obligations based on the goods and services promised to the customer; (iii) incentives or penalties related to performance on contracts in estimating revenue and profit rates, and recording them when there is sufficient information for us to assess anticipated performance; and (iv) estimates of award fees in estimating revenue and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes involved in accounting for our contracts, materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition. For additional information regarding our critical accounting policies and estimates applicable to our accounting for our contracts, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates” of this Report.
Our level of indebtedness and our ability to make payments on or service our indebtedness and our unfunded defined benefit plans liability may materially adversely affect our financial and operating activities or our ability to incur additional debt.
At December 31, 2021, we had $7.0 billion in aggregate principal amount of outstanding debt and $0.6 billion of unfunded defined benefit plans liability. These amounts may increase; however, our ability to increase our borrowings is subject to limitations imposed on us by our debt agreements. Our ability to make payments on and to refinance our current or future indebtedness, and our ability to make contributions to our unfunded defined benefit plans liability, will depend on our ability to generate cash from operations, financings or asset sales, which may be subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due or make contributions to our unfunded defined benefit plans liability, we may be forced to sell assets or take other disadvantageous actions, including reducing financing for working capital, capital expenditures and general corporate purposes; reducing our cash dividend rate and/or share repurchases; or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the defense technology industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.
Additionally, certain of our financial obligations and instruments, including our 2019 Credit Facility (defined below) and Floating Rate Notes due March 10, 2023, as well as financial instruments that we hold or use or may hold or use, such as interest rate swaps, are or may be made at variable interest rates that use the London interbank offered rate (“LIBOR”) (or metrics derived from or related to LIBOR) as a benchmark for establishing the applicable interest rate. The U.K. Financial Conduct Authority, which regulates LIBOR, has announced that it intends to phase out LIBOR. Banks currently reporting information used to set U.S. dollar LIBOR are currently expected to stop doing so during 2023. The potential consequences from discontinuation, modification or reform of LIBOR, implementation of alternative reference rates and any interest rate transition process cannot be fully predicted and may have an adverse impact on values of LIBOR-linked securities and other financial obligations or extensions of credit and may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely affect our results of operations, cash flows and liquidity. See Note 12: Credit Arrangements in the Notes for additional information regarding our 2019 Credit Facility and Note 13: Debt in the Notes for additional information regarding our Floating Rate Notes due March 10, 2023.
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
CAS governs the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. Government. We expect to continue to seek reimbursement from the U.S. Government for a portion of our postretirement costs and plan contributions; however, pension plan cost recoveries under our U.S. Government contracts may occur in different periods from when those pension costs are recognized for financial statement purposes or when pension funding is made. CAS rules have been revised to partially harmonize the measurement and period of assignment of pension plan costs allocable to U.S. Government contracts and minimum required contributions under the Employee Retirement Income Security Act of 1974, as amended. However, there is still a lag between the time when we contribute cash to our plans under pension funding rules and when we recover pension costs under CAS rules. These timing differences could have a material adverse effect on our cash flows.
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
For example, provisions in the Tax Cuts and Jobs Act of 2017 require that, beginning in 2022, research and experimental expenditures be capitalized and amortized over five years, which will result in a material increase to our cash taxes in 2022 through 2026 and establishment of a material deferred tax asset, if the provisions are not deferred, modified or repealed by Congress with retroactive effect to January 1, 2022. We estimate the impact to cash from operating activities to be approximately $600 million to $700 million in fiscal 2022 based on the provisions currently in effect. The impact, will decline each year through fiscal 2026 until it is zero. The actual impact to cash from operating activities will depend if and when these provisions are deferred, modified or repealed by Congress (including potential retroactive application) and the amount of research and experimental expenses paid or incurred, among other factors.
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
We are exposed to liabilities that are unique to the products, systems and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, electronic warfare systems, space superiority systems, Command, Control, Computers, Communications, Cyber, Intelligence, Surveillance, and Reconnaissance (“C5ISR”) systems, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. Other examples of unforeseen problems that could result, either directly or indirectly, in the loss of life or property or otherwise negatively affect revenue and profitability include loss on launch of spacecraft, premature failure of products that cannot be accessed for repair or replacement, problems with quality and workmanship, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. In addition, problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements. In many circumstances, we may receive indemnification from the U.S. Government. We generally do not receive indemnification from foreign governments. Although we maintain insurance for certain risks, including certain cybersecurity exposures, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible for us to obtain insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of U.S. Government indemnity and our insurance coverage would harm our financial condition, results of operations, cash flows and equity. Other factors that may affect revenue and profits include loss of follow-on work, and, in the case of certain contracts, liquidated damages, penalties and repayment to the customer of contract cost and fee payments we previously received. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.
Unforeseen environmental issues, including regulations related to GHG emissions or change in customer sentiment related to environmental sustainability, could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
Our operations are subject to various U.S. Federal, state and local, as well as certain foreign, environmental laws and regulations within the countries in which we operate relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in our operations. In addition, we could be affected by future environmental laws or regulations, including, for example, new restrictions on materials used in our operations or claims asserted in response to concerns over climate change, such as regulations related GHG emissions, other aspects of the environment or natural resources. Changes in government procurement laws that mandate or include climate change considerations, such as the contractor’s GHG emissions, lower emission products or other climate risks, in evaluating bids could result in costly changes to our operations or affect our competitiveness on future bids. Compliance with current and future environmental laws and regulations may require significant operating and capital costs. Environmental laws and regulations may institute substantial fines and criminal sanctions as well as facility shutdowns to address violations and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. Our suppliers may face similar business interruptions and incur additional costs that may increase the price of materials needed for manufacturing. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations related to remediation of conditions in the environment. In addition, if violations of environmental laws result in us, or in one or more of our operations, being identified as an excluded party in the U.S. Government’s System for Award Management, then we or one or more of our operations would become ineligible to receive certain contracts, subcontracts and other benefits from the Federal government or to perform work under a government contract or subcontract. Generally, such ineligibility would continue until the basis for the listing has been appropriately addressed. If our responses to new or evolving legal and regulatory requirements or other sustainability concerns are unsuccessful or perceived as inadequate for the U.S. or our international markets, we also may suffer damage to our reputation, which could adversely affect our business. Developments such as the adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments under previously priced contracts or financial insolvency of other responsible parties could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
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
From time to time, we acquire a minority or majority interest in a business, following careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, such assumptions and judgment may prove to have been inaccurate and unforeseen issues could arise, which could adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. As of December 31, 2021, we had goodwill of $18.2 billion recorded in our Consolidated Balance Sheet, the large majority of which was recorded in connection with the L3Harris Merger. We evaluate the recoverability of recorded goodwill annually, as well as when we change reporting units and when events or circumstances indicate there may be an impairment. We test goodwill for impairment at an organizational level referred to as the reporting unit, which is our business segment level or one level below the business segment. The impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. In addition, following the L3Harris Merger, our reporting units are generally one level below the segment level and two of our segments are comprised of several reporting units. Allocation of goodwill to several reporting units could make it more likely that we will have additional impairment charges in the future. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition. For additional information on our accounting policies related to impairment of goodwill, see our discussion under “Critical Accounting Policies and Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 1: Significant Accounting Policies and Note 9: Goodwill in the Notes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
Our principal executive offices are located at owned facilities in Melbourne, Florida. As of December 31, 2021, we operated approximately 300 locations in the U.S., Canada, Europe, Oceania, Asia, the Middle East and South America, consisting of approximately 22 million square feet of manufacturing, administrative, R&D, warehousing, engineering and office space, of which we owned approximately 9 million square feet and leased approximately 13 million square feet. There are no material encumbrances on any of our owned facilities. As of December 31, 2021, we had major operations at the following locations:
Integrated Mission Systems — Greenville, Waco and Rockwall, Texas; Camden, New Jersey; Mirabel and Hamilton, Canada; Mason, Ohio; Tulsa, Oklahoma; Philadelphia, Pennsylvania; Salt Lake City, Utah; and Anaheim, California.
Space & Airborne Systems — Palm Bay, Melbourne and Malabar, Florida; Rochester and Amityville, New York; Clifton, New Jersey; Van Nuys and San Diego, California; Colorado Springs, Colorado; Fort Wayne, Indiana; Wilmington, Massachusetts; and Alpharetta, Georgia.
Communication Systems — Salt Lake City, Utah; Rochester, New York; Londonderry, New Hampshire; Lynchburg, Virginia; Tempe, Arizona; Farnborough, United Kingdom; Brisbane, Australia; and Sunrise, Florida.
Aviation Systems — Menlo Park and Anaheim, California; Cincinnati, Ohio; Herndon, Virginia; Crawley, United Kingdom; Melbourne, Florida; Plano, Texas; Mt. Olive, New Jersey; and Grand Rapids, Michigan.
Corporate — Melbourne, Florida; and Washington, D.C.
The following is a summary of the approximate floor space of our offices and facilities in productive use, by segment, at December 31, 2021:

(In millions)	Approximate Total Sq. Ft. Owned	Approximate Total Sq. Ft. Leased	Approximate Total Sq. Ft.

Integrated Mission Systems	1.9	6.9	8.8
Space & Airborne Systems	4.6	2.4	7.0
Communication Systems	1.7	1.9	3.6
Aviation Systems	0.8	1.8	2.6
Corporate	0.3	0.1	0.4
Total	9.3	13.1	22.4
In our opinion, our facilities, whether owned or leased, are suitable and adequate for their intended purposes, are well-maintained and generally in regular use and have capacities adequate for current and projected needs. We frequently review our anticipated requirements for facilities and will, from time to time, acquire additional facilities, expand existing facilities and dispose of existing facilities or parts thereof, as management deems necessary. For more information about our lease obligations, see Note 18: Lease Commitments in the Notes. Our facilities and other properties are generally maintained in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS.
General. From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At December 31, 2021, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2021 would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
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
Environmental Matters. We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that several sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice, Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis Inc. (“Exelis”), which we acquired in 2015, of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River in New Jersey, estimated by the EPA to be $1.38 billion. During the fourth quarter of fiscal 2021, the EPA further announced an interim plan to remediate sediment in the upper nine miles of the of the Lower Passaic River with an estimated cost of $441 million. The potential responsible parties’ respective allocations for the Lower Passaic River remediation have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at December 31, 2021 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS.
The name, age, position held with us and principal occupation and employment during at least the past five years for each of our executive officers as of February 24, 2022, were as follows:

Name and Age	Position Currently Held and Past Business Experience
William M. Brown, 59	Executive Chair since June 29, 2019. Chair and Chief Executive Officer from June 29, 2019 to June 29, 2021. Chair, President and Chief Executive Officer from April 2014 to June 2019. President and Chief Executive Officer from November 2011 to April 2014.
James P. Girard, 45	Vice President and Chief Human Resources Officer since June 29, 2019. Vice President, Human Resources from July 2015 to June 2019. Vice President, Human Resources - Government Communications Systems from May 2014 to June 2015.
Christopher E. Kubasik, 60	Vice Chair and Chief Executive Officer since June 29, 2021. Vice Chair, President and Chief Operating Officer from June 29, 2019 to June 29, 2021. Served with L3, as Chairman, Chief Executive Officer and President from May 2018 to June 2019; as Chief Executive Officer and President from January 2018 to May 2018; and as President and Chief Operating Officer from October 2015 to December 2017.
Dana A. Mehnert, 59	President, Communication Systems since September 2018. Senior Vice President, Chief Global Business Development Officer from July 2015 to September 2018.
Scott T. Mikuen, 60	Senior Vice President, General Counsel and Secretary since February 2013. General Counsel since 2010 and Secretary since 2004.
Corliss J. Montesi, 57	Vice President and Principal Accounting Officer since August 2021. Vice President, Internal Audit from June 2020 to August 2021. Before joining L3Harris in June 2020, Ms. Montesi worked at Stanley Black and Decker as Vice President, Functional Transformation – Shared Services from 2018 to 2019; and as Vice President, Corporate Controller from 2014 to 2018.
Sean J. Stackley, 64	President, Integrated Mission Systems since June 29, 2019. Served with L3 as Senior Vice President and President of Communications & Networked Systems Segment from September 2018 to June 2019; and as Corporate Vice President, Strategic Advance Programs and Technologies from January 2018 to September 2018. Before joining L3 in January 2018, (Hon.) Mr. Stackley spent four decades in public service, including a 27-year career with the U.S. Navy, where he most recently was Acting Secretary of the Navy from January 2017 to July 2017 and Secretary of the Navy for Research, Development and Acquisition from 2008 to 2017.
Michelle L. Turner, 48	Senior Vice President and Chief Financial Officer since January 2022. Before joining L3Harris, Ms. Turner worked at Johnson & Johnson, as Vice President and Chief Financial Officer of Enterprise Supply Chain from October 2017 to January 2022; at BHP Billiton Petroleum from April 2016 to September 2017 as Vice President and Chief Financial Officer; and at Raytheon as Vice President and Chief Financial Officer of Space & Airborne Systems from June 2012 to March 2016.
Edward J. Zoiss, 57	President, Space & Airborne Systems since June 29, 2019. President, Electronic Systems from July 2015 to June 2019. Vice President and General Manager, Defense Programs, Government Communications Systems from June 2013 to July 2015.
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
Market Information
Our common stock, par value $1.00 per share, is listed and traded on the NYSE, under the ticker symbol “LHX.” According to the records of our transfer agent, as of February 18, 2022, there were 10,460 holders of record of our common stock.
Dividends
We paid per share cash dividends on our common stock of $1.02 each quarterly period of fiscal 2021, $.85 each quarterly period of fiscal 2020, $.75 each quarterly period of the two quarters ended January 3, 2020 and $.685 each quarterly period of fiscal 2019. On February 25, 2022, we announced that our Board of Directors increased the quarterly per share cash dividend rate on our common stock from $1.02 to $1.12, commencing with the dividend declared by our Board of Directors for the first quarter of fiscal 2022, for an annualized per share cash dividend rate of $4.48, which was our twenty-first consecutive annual increase in our quarterly cash dividend rate. Our annualized per share cash dividend rate was $4.08 in fiscal 2021, $3.40 in fiscal 2020, $3.00 in the two quarters ended January 3, 2020 and $2.74 in fiscal 2019. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant.
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
The performance graph and table below compare the 3-year fiscal period ended June 28, 2019, the Fiscal Transition Period, fiscal 2020 and fiscal 2021 cumulative total shareholder return of our common stock (the common stock of Harris Corporation prior to the L3Harris Merger and the common stock of L3Harris Technologies, Inc. after the L3Harris Merger) with the comparable cumulative total returns of the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the Standard & Poor’s 500 Aerospace & Defense Index (“S&P 500 Aerospace & Defense”). The figures in the performance graph and table below assume an initial investment of $100 at the close of business on July 1, 2016 in L3Harris common stock, the S&P 500 and the S&P 500 Aerospace & Defense and the reinvestment of all dividends.

COMPARISON OF THREE FISCAL-YEAR PERIOD ENDED JUNE 28, 2019 (PRIOR TO L3HARRIS MERGER), FISCAL TRANSITION PERIOD, FISCAL 2020 AND FISCAL 2021 (AFTER L3HARRIS MERGER) CUMULATIVE TOTAL RETURN AMONG L3HARRIS, S&P 500 AND S&P 500 AEROSPACE & DEFENSE

$350
$300
$250
$200
$150
$100
$50
July 1, 2016
June 30, 2017
June 29, 2018
June 28, 2019
January 3, 2020
January 1, 2021
December 31, 2021
L3Harris
S&P 500
S&P 500 Aerospace & Defense

L3HARRIS PERIOD END	July 1, 2016	June 30, 2017	June 29, 2018	June 28, 2019	January 3, 2020	January 1, 2021	December 31, 2021
L3Harris Technologies, Inc.	$100	$135	$181	$242	$271	$248	$285
S&P 500	$100	$118	$135	$149	$165	$195	$251
S&P 500 Aerospace & Defense	$100	$129	$161	$178	$195	$158	$178
Recent Sales of Unregistered Securities
During fiscal 2021, we did not issue or sell any unregistered securities.

Issuer Purchases of Equity Securities
On January 28, 2021, we announced that our Board of Directors approved a $6.0 billion share repurchase authorization under our repurchase program that was in addition to the remaining unused authorization of $210 million remaining as of January 1, 2021, for a total unused authorization of $6.2 billion.
During fiscal 2021, we repurchased 17.1 million shares of our common stock under our share repurchase program for $3.7 billion at an average share price of $215.28, excluding commissions of $0.02 per share. During fiscal 2020, we repurchased 12.0 million shares of our common stock under our share repurchase program for $2.3 billion at an average share price of $191.40, excluding commissions of $0.02 per share. The level and timing of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors and management may deem relevant. We have announced that we currently expect to repurchase up to $1.5 billion in shares under our repurchase program in fiscal 2022, but we can give no assurances regarding the level and timing of share repurchases. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended December 31, 2021:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)
Month No. 1
(October 2, 2021-October 29, 2021)
Repurchase program(1)	856,598	$233.45	856,598	$3,136
Employee transactions(2)	10,736	$225.03	—	—
Month No. 2
(October 30, 2021-November 26, 2021)
Repurchase program(1)	1,908,099	$221.10	1,908,099	$2,714
Employee transactions(2)	6,891	$223.85	—	—
Month No. 3
(November 27, 2021-December 31, 2021)
Repurchase program(1)	835,142	$213.27	835,142	$2,536
Employee transactions(2)	10,779	$211.78	—	—
Total	3,628,245		3,599,839	$2,536
_______________
* Periods represent our fiscal months.
(1) Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of December 31, 2021, the remaining unused authorization under our repurchase program was $2.5 billion (as reflected in the table above).
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
OVERVIEW
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations for the fiscal year ended December 31, 2021 (“fiscal 2021”) compared with the fiscal year ended January 1, 2021 (“fiscal 2020”) and fiscal 2020 compared with the four quarters ended January 3, 2020. For a discussion of our results for the two quarters ended January 3, 2020 (“Fiscal Transition Period”) compared with two quarters ended December 28, 2018, see “Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for fiscal 2020. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this Report. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
The following is a list of the sections of this MD&A, together with our perspective on their contents, which we hope will assist in reading these pages:
•Business Considerations — a general description of our business; the value drivers of our business; fiscal 2021 results of operations and liquidity and capital resources key indicators; and industry-wide opportunities, challenges and risks that are relevant to us in defense, government and commercial markets.
•Operations Review — an analysis of our consolidated results of operations and of the results in each of our business segments, to the extent the segment operating results are helpful to an understanding of our business as a whole, for the periods presented in our financial statements.
•Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, funding of pension plans, common stock repurchases, dividends, capital structure and resources, material cash requirements, commercial commitments, financial risk management, impact of foreign exchange and impact of inflation.
•Critical Accounting Policies and Estimates — a discussion of accounting policies and estimates that require the most judgment and a discussion of accounting pronouncements that have been issued but not yet implemented by us and their potential impact on our financial condition, results of operations, cash flows and equity.
•Forward-Looking Statements and Factors that May Affect Future Results — cautionary information about forward-looking statements and a description of certain risks and uncertainties that could cause our actual results to differ materially from our historical results, or our current expectations or projections.
BUSINESS CONSIDERATIONS
General
We generate revenue, income and cash flows by developing, manufacturing or providing and selling advanced, technology-based solutions that meet government and commercial customers’ mission-critical needs. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of December 31, 2021, we had approximately 47,000 employees, including approximately 19,000 engineers and scientists. We generally sell directly to our customers, and we utilize agents and intermediaries to sell and market some products and services, especially in international markets.
We structure our operations primarily around the products, systems and services we sell and the markets we serve, and for fiscal 2021 we reported the financial results of our continuing operations in the following four operating segments, which were also our reportable segments and are referred to as our business segments:
•Integrated Mission Systems, including multi-mission ISR and communication systems; integrated electrical and electronic systems for maritime platforms; and advanced EO/IR solutions;
•Space & Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber defense; avionics; and electronic warfare;
•Communication Systems, including tactical communications; broadband communications; integrated vision solutions; and public safety radios; global communications solutions and
•Aviation Systems, including defense aviation; commercial aviation products; commercial pilot training; and mission networks for air traffic management.

During the first quarter of fiscal 2020, we adjusted our segment reporting to better align our businesses and transferred two businesses between our Integrated Mission Systems and Space & Airborne Systems segments. The historical results, discussion and presentation of our business segments as set forth in this MD&A reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these changes.
As described in more detail in Note 3: Business Divestitures and Asset Sales and elsewhere in the Notes, during fiscal 2021, fiscal 2020 and the two quarters ended January 3, 2020, we completed the following business divestitures (which had revenue attributable to them as set forth below):

	Fiscal Years Ended		Two Quarters Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020

Revenue attributable to divested businesses(1):
Narda-MITEQ business	$84	$111	$57
ESSCO business	23	26	14
Electron Devices business	167	265	124
VSE disposal group	19	30	16
CPS business	142	233	93
Military training business	205	458	245
EOTech business	—	48	27
Applied Kilovolts business	—	7	9
Airport security and automation business	—	147	263
Harris Night Vision business	—	—	23
Total	$640	$1,325	$871
_________________
(1)Net of intracompany sales. See “Item 1. Business” of this Report for more information regarding businesses divested during fiscal 2021 and 2020.
See Note 24: Business Segments in the Notes for further information regarding our business segments, including how we define segment operating income or loss.
As discussed in further detail in Note 4: Business Combination in the Notes, we recorded the following charges at our corporate headquarters in connection with the L3Harris Merger.

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Equity award acceleration charges, recognized upon change in control	$—	$—	$70	$—
Transaction costs, recognized as incurred	—	—	83	31
Additional cost of sales related to the fair value step-up in inventory sold	—	31	142	—
Restructuring charges	—	10	117	—
Facility consolidation costs	—	—	48	—
Integration costs, recognized as incurred	128	130	72	34
Total L3Harris Merger-related charges	$128	$171	$532	$65
Because the L3Harris Merger benefited the entire Company as opposed to any individual business segment, the above costs were not allocated to any business segment. Most of the costs above were recorded in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income, except for additional cost of sales related to the fair value step-up in inventory sold and facility consolidation costs. These costs are included in the “Cost of product sales and services” and “Impairment of goodwill and other assets” line items in our Consolidated Statement of Income, respectively.
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

Value Drivers of Our Business
During fiscal 2021, we made progress executing our strategy of building a technology-focused operating company and becoming a full end-to-end mission solutions prime contractor to drive shareholder value. Despite impacts from COVID, global supply chain delays and award timing, we met customer commitments, delivered organic revenue growth during fiscal 2021, exceeded our target of $320 million to $350 million in net cost synergies from the L3Harris Merger by the end of 2021 and completed portfolio shaping, while continuing to focus on keeping our employees safe.
We received several key strategic contract awards in fiscal 2021, establishing us as a mission solutions prime contractor with our responsive satellites within missile defense and international aircraft missionization within ISR, as well as highlighting our technology and solutions for the contested environments our customers will need to compete and operate within in the future. We also invested $692 million (4 percent of total revenue) in company-sponsored R&D focused on technologies that expand our capabilities in the following areas:
•Spectrum superiority;
•Actionable intelligence; and
•Warfighter effectiveness.
We also completed reshaping our portfolio to focus on technology-differentiated businesses and expanded our future financial flexibility by completing six divestitures and used the proceeds, along with our net cash provided by operating activities, to repurchase shares of our common stock.
Effective January 1, 2022, we have streamlined our business segments from four to three business segments. As a result of the segment reorganization, the Aviation Systems segment was eliminated as a business segment. Effective for fiscal 2022, which began January 1, 2022, we will report our financial results in three reportable segments. As part of this process, we formed an internal entity that will be focused on pulling together innovative solutions and technologies from across L3Harris.
We plan to build on our fiscal 2021 momentum, and together with broad support for our programs across key areas in the DoD budget, expected international growth, L3Harris Merger synergies and a continued focus on operational excellence and innovation, we believe we are well positioned to achieve our strategic priorities for fiscal 2022 and thereafter, which include the following:
•Investing in innovation internally and externally to support sustainable growth and to bring unique technologies to global defense customers;
•Driving flawless execution through our e3 (excellence, everywhere, every day) operational excellence program; and
•Maximizing cash flows with shareholder friendly capital deployment.
During fiscal 2021, we returned to our shareholders $817 million through dividends and $3.7 billion through share repurchases. On February 25, 2022, we announced that our Board of Directors approved a 10 percent increase in the quarterly per share cash dividend rate on our common stock to $1.12, commencing with the dividend to be declared for the first quarter of 2022, for an annualized per share rate of $4.48. In fiscal 2022, we believe revenue growth across our business segments will improve our operating cash flow, which we expect to use to strengthen our portfolio while sustaining a shareholder-friendly capital approach.
Beyond fiscal 2021, we expect three main building blocks will support growth over the next three to five years, although we can give no assurances on this growth. First, we have a portfolio that is well aligned with national security priorities for threats identified in the National Defense Strategy. We have aligned our R&D efforts to extend our position through investments in open architecture, multi-function software-defined technologies, and we anticipate future defense budgets will continue to prioritize spending in the areas in which we are currently well-positioned and investing in new technologies. Second, we are well-positioned to advance our strategy of being a leading non-traditional prime. Third, we expect to leverage our sales channels and capitalize on our strengths domestically to support global modernization efforts and drive growth in international revenue.
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

Fiscal 2021 Results of Operations Key Indicators: Revenue, income from continuing operations, income from continuing operations as a percentage of revenue, income from continuing operations per diluted common share and total backlog represent key measurements of our value drivers:
•Revenue decreased 2 percent to $17.8 billion in fiscal 2021 from $18.2 billion in fiscal 2020 primarily due to the impact of divestitures within Aviation Systems and supply chain-related constraints within Communication Systems;
•Income from continuing operations attributable to L3Harris common shareholders increased 65 percent to $1,847 million in fiscal 2021 from $1,121 million in fiscal 2020, primarily due to the combined effects of the reasons discussed below under the caption “Operations Review” in this MD&A; particularly, the reduction of non-cash charges for impairments of goodwill and other assets associated with the COVID-related downturn in the commercial aviation market and its impact on customer operations in fiscal 2020;
•Income from continuing operations attributable to L3Harris common shareholders as a percentage of revenue increased to 10 percent in fiscal 2021 from 6 percent in fiscal 2020;
•Income from continuing operations per diluted common share attributable to L3Harris common shareholders increased 75 percent to $9.09 in fiscal 2021 from $5.19 in fiscal 2020, reflecting the increase in income from continuing operations and lower weighted average diluted common shares outstanding due to share repurchases during fiscal 2021; and
•Total backlog decreased 3 percent to $21.1 billion at December 31, 2021 from $21.7 billion at January 1, 2021. Backlog at January 1, 2021 included $1.5 billion associated with businesses divested in fiscal 2021.
Refer to MD&A heading “Operations Review” below in this Report for more information.
Fiscal 2021 Liquidity and Capital Resources Key Indicators: Net cash provided by operating activities, return on invested capital, return on average equity and our consolidated total indebtedness to total capital ratio also represent key measurements of our value drivers:
•Net cash provided by operating activities decreased to $2,687 million in fiscal 2021 from $2,790 million in fiscal 2020 reflecting higher net income more than offset by the impacts of non-cash charges for goodwill and other assets, business divestitures, depreciation and amortization of assets and the change in working capital;
•Return on invested capital increased to 7 percent in fiscal 2021 from 4 percent in fiscal 2020;
•Return on average equity increased to 9 percent in fiscal 2021 from 5 percent in fiscal 2020; and
•Our consolidated total indebtedness to total capital ratio at December 31, 2021 was 26.8 percent compared with our 65 percent covenant limitation under our senior unsecured revolving credit facility.
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
Industry-Wide Opportunities, Challenges and Risks
Department of Defense and Other U.S. Federal Markets: Our largest customers are various departments and agencies of the U.S. Government — the percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 75 percent, 78 percent, 73 percent and 77 percent in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively.
On December 27, 2020, the President signed into law the Consolidated Appropriations Act, 2021, providing annual funding for the DoD and other government agencies. This bill appropriates $635 billion in total DoD base funding and $69 billion in Overseas Contingency Operations (“OCO”) funding. It also appropriates $28 billion for the Department of Energy national security mission and $9 billion for other defense related activities, resulting in total national defense funding of $741 billion for government fiscal year (“GFY”) 2021. (U.S. Government fiscal years begin October 1 and end September 30). In May 2021, President Biden released his GFY 2022 Budget Request. His request includes $715 billion in DoD base funding, $28 billion for the Department of Energy and $10 billion for other defense related activities, resulting in total requested national defense funding of $753 billion for GFY 2022.
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
State and Local: We also provide products to state and local government agencies that are committed to protecting our homeland and public safety. The public safety market was highly competitive and dependent on state and local government budgets during fiscal 2020 and fiscal 2021. Revenue in our Public Safety business sector in fiscal 2020 and the first half of fiscal 2021 was adversely impacted by COVID-related pressures on state and local government customers; however, revenue improved in the second half of fiscal 2021. Future market opportunities include upgrading aging analog infrastructure to new digital standards, as well as opportunities associated with next-generation Long-Term Evolution (“LTE”) solutions for high data-rate applications.
International: We believe there is continuing international demand from military and government customers for tactical radios, electronic warfare equipment, products and systems for maritime platforms, air traffic management, release systems and ISR. We believe we can leverage our domain expertise and proven technology provided in the U.S. to further expand our international business.
We believe that our experience, technologies and capabilities are well aligned with the demand and requirements of the markets noted above in this Report. However, we remain subject to the spending levels, pace and priorities of the U.S. Government, as well as international governments and commercial customers, and to general economic conditions that could adversely affect us, our customers and our suppliers. We also remain subject to other risks associated with these markets, including technological uncertainties, adoption of our new products and other risks that are discussed below in this Report under “Forward-Looking Statements and Factors that May Affect Future Results” and in “Item 1A. Risk Factors” of this Report.

OPERATIONS REVIEW
Consolidated Results of Operations

	Fiscal Year Ended			Four Quarters Ended
	December 31, 2021	January 1, 2021	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)
(Dollars in millions, except per share amounts)	As Reported	As Reported		As Reported (Unaudited)		Pro Forma

Revenue:
Integrated Mission Systems	$5,839	$5,538	5%	$2,783	99%	$5,360	3%
Space & Airborne Systems	5,093	4,946	3%	4,352	14%	4,689	5%
Communication Systems	4,287	4,443	(4)%	3,340	33%	4,278	4%
Aviation Systems	2,783	3,448	(19)%	2,368	46%	3,917	(12)%
Other non-reportable businesses	—	—	*	102	*	23	*
Corporate eliminations	(188)	(181)	4%	(89)	*	(170)	6%
Total revenue	17,814	18,194	(2)%	12,856	42%	18,097	1%
Total cost of product sales and services	(12,438)	(12,886)	(3)%	(9,088)	42%	(12,907)	—%
% of total revenue	70%	71%		71%		71%
Gross margin	5,376	5,308	1%	3,768	41%	5,190	2%
% of total revenue	30%	29%		29%		29%
Engineering, selling and administrative expenses	(3,280)	(3,315)	(1)%	(2,540)	31%	(3,588)	(8)%
% of total revenue	18%	18%		20%		20%
Business divestiture-related gains (losses)	220	(51)	*	229	*	229	*
Impairment of goodwill and other assets	(207)	(767)	(73)%	(46)	*	(46)	*
Non-operating income	439	401	9%	286	40%	309	30%
Net interest expense	(265)	(254)	4%	(204)	25%	(253)	—%
Income from continuing operations before income taxes	2,283	1,322	73%	1,493	(11)%	1,841	(28)%
Income taxes	(440)	(234)	88%	(146)	60%	(189)	24%
Effective tax rate	19%	18%		10%		10%
Income from continuing operations	1,843	1,088	69%	1,347	(19)%	1,652	(34)%
Noncontrolling interests, net of income taxes	4	33	(88)%	(12)	*	(24)	*
Income from continuing operations attributable to L3Harris common shareholders	$1,847	$1,121	65%	$1,335	(16)%	$1,628	(31)%
% of total revenue	10%	6%		10%		9%
Income from continuing operations per diluted common share attributable to L3Harris common shareholders	$9.09	$5.19	75%	$7.90	(34)%	$7.25	(28)%
_________________
*Not meaningful
Because of the L3Harris Merger, fiscal 2020 reflects the results of the combined Company, while the four quarters ended January 3, 2020 reflect the results of only Harris operating businesses for the two quarters ended June 28, 2019 and the results of the combined Company for the two quarters ended January 3, 2020. Due to the significance of the L3 operating businesses included in the combined Company results following the L3Harris Merger, the reported results for fiscal 2020 and four quarters ended January 3, 2020 generally are not comparable. Therefore, to assist with a discussion of the consolidated results of operations for fiscal 2020 and four quarters ended January 3, 2020 on a more comparable basis, certain supplemental unaudited pro forma condensed combined income statement information, prepared in accordance with the requirements of Article 11 of Regulation S-X (referred to in this MD&A as “pro forma”), also is provided (see “Supplemental Unaudited Pro Forma Condensed Combined Income Statement Information” below in this MD&A).

Revenue
Fiscal 2021 Compared With Fiscal 2020: The decrease in revenue in fiscal 2021 compared with fiscal 2020 was primarily due to divestitures within Aviation Systems and supply chain-related constraints within Communication Systems.
Fiscal 2020 Compared With Four Quarters Ended January 3, 2020:  The increase in revenue in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to the inclusion of $5.5 billion of revenue (net of intercompany sales eliminations) from L3 operations in operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger) and organic revenue growth in our Space & Airborne Systems, Integrated Mission Systems and Communication Systems. The increase was partially offset by the impact of divestitures and the COVID-related downturn in the commercial aviation market and its impact on customer operations in fiscal 2020.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Gross Margin
Fiscal 2021 Compared With Fiscal 2020: Gross margin and gross margin as a percentage of revenue (“gross margin percentage”) for fiscal 2021 increased compared to fiscal 2020, primarily due to integration benefits and operational excellence,$31 million of lower cost of sales related to the fair value step-up in inventory sold and $12 million of lower amortization of identifiable intangible assets acquired as a result of the L3Harris Merger, partially offset by a mix of program revenue and product sales with relatively lower gross margin percentage.
Fiscal 2020 Compared With Four Quarters Ended January 3, 2020:  Gross margin increased in fiscal 2020 compared with the four quarters ended January 3, 2020 primarily due to the inclusion of L3 operations in operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger). Gross margin percentage for fiscal 2020 was comparable with the four quarters ended January 3, 2020 reflecting integration benefits and operational excellence, and $111 million of lower cost of sales related to the fair value step-up in inventory sold, offset by a mix of program revenue and product sales with relatively lower gross margin percentage and $37 million of higher amortization of identifiable intangible assets acquired as a result of the L3Harris Merger.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
Fiscal 2021 Compared With Fiscal 2020:  The decrease in engineering, selling and administrative (“ESA”) expenses in fiscal 2021 was primarily due to $70 million of lower amortization of identifiable intangible assets acquired as a result of the L3Harris Merger, $27 million of lower L3Harris Merger-related transaction, integration and restructuring expenses and the absence in fiscal 2021 of COVID-related restructuring charges and exit costs recorded in fiscal 2020, partially offset by $53 million of higher divestiture-related expenses and the absence in fiscal 2021 of a $22 million gain on the sale of property, plant and equipment recorded in fiscal 2020. ESA expense as a percentage of revenue (“ESA percentage”) in fiscal 2021 was comparable to fiscal 2020.
Overall Company-sponsored R&D costs were $692 million in fiscal 2021 compared with $684 million in fiscal 2020.
Fiscal 2020 Compared With Four Quarters Ended January 3, 2020:  The increase in ESA expenses in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to the inclusion of L3 operations in operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger), $333 million of higher amortization of identifiable intangible assets acquired as a result of the L3Harris Merger, $16 million of COVID-related restructuring expenses and other costs and $13 million of higher divestiture-related expenses, partially offset by $254 million of lower L3Harris Merger-related transaction, integration and restructuring expenses and a $22 million gain on sale of property, plant and equipment.
The decrease in ESA percentage in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily driven by cost management, operational excellence, integration benefits, as well as lower L3Harris Merger-related transaction, integration and restructuring expenses and a gain on sale of property, plant and equipment, partially offset by higher amortization of identifiable intangible assets acquired as a result of the L3Harris Merger, COVID-related restructuring expenses and other items and divestiture-related expenses, as discussed above.
Overall Company-sponsored R&D costs were $684 million in fiscal 2020 compared with $504 million in the four quarters ended January 3, 2020.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Business Divestiture-Related Gains (Losses)
The “Business divestiture-related gains (losses)” line item is comprised of the following pre-tax gains (losses) associated with businesses divested:

	Fiscal Years Ended
(In millions)	December 31, 2021	January 1, 2021
Narda-MITEQ business	$(9)	$—
ESSCO business	31	—
Electron Devices business	31	—
VSE disposal group	(29)	(18)
CPS business	(19)	—
Military training business	217	—
EOTech	—	2
Airport security and automation business	—	(23)
Other(1)	(2)	(12)
Total Business divestiture-related gain (losses)	$220	$(51)
_________________
(1)Reflects adjustments to the gains (losses) on completed divestitures not shown above, including for fiscal 2020, $12 million for finalization of purchase price adjustments and recognition of a non-cash adjustment related to working capital, which decreased the $229 million gain initially recognized on the sale of the Harris Night Vision business divested on September 13, 2019.
See Note 3: Business Divestitures and Asset Sales in the Notes for further information.
Impairment of Goodwill and Other Assets
Fiscal 2021 Compared With Fiscal 2020: Impairment of goodwill and other assets for fiscal 2021 reflects $62 million of non-cash charges for the impairment of goodwill and other assets associated with the divestiture of the CPS business and $145 million of non-cash charges for impairment of identifiable intangible and other long-lived assets related to our CTS reporting unit. Impairment of goodwill and other assets for fiscal 2020 included $748 million of non-cash charges for the impairment of goodwill and other assets associated with the COVID-related downturn in the commercial aviation market and its impact on customer operations, a $14 million non-cash charge for impairment of goodwill recorded in connection with the then-potential divestiture of the VSE disposal group and a $5 million non-cash charge for impairment of goodwill recorded in connection with the divestiture of our Applied Kilovolts business.
Fiscal 2020 Compared With Four Quarters Ended January 3, 2020:  Impairment of goodwill and other assets for fiscal 2020 reflects $748 million of non-cash charges for the impairment of goodwill and other assets associated with the COVID-related downturn in the commercial aviation market and its impact on customer operations, a $14 million non-cash charge for impairment of goodwill recorded in the quarter ended July 3, 2020 in connection with a then-potential divestiture of the VSE disposal group and a $5 million non-cash charge for impairment of goodwill recorded in the quarter ended April 3, 2020 in connection with the then-pending divestiture of our Applied Kilovolts business.
See Note 3: Business Divestitures and Asset Sales and Note 9: Goodwill in the Notes for further information.
Non-Operating Income
Fiscal 2021 Compared With Fiscal 2020: The increase in non-operating income in fiscal 2021 compared with fiscal 2020 was primarily due to an increase in the non-service cost components of pension and other postretirement benefit plan income partially offset by a $35 million charge for impairment of our equity investment in a nonconsolidated affiliate recorded in the quarter ended July 2, 2021.
Fiscal 2020 Compared With Four Quarters Ended January 3, 2020:  The increase in non-operating income in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to an increase in the non-service cost components of pension and other postretirement benefit plan income, reflecting the inclusion of income from benefit plans assumed in connection with the L3Harris Merger.
See Note 20: Non-Operating Income in the Notes for further information.
Net Interest Expense
Fiscal 2021 Compared With Fiscal 2020:  Our net interest expense increased in fiscal 2021 compared with fiscal 2020 primarily due to lower interest income in fiscal 2021, reflecting lower sales-type lease receivables due to the divestiture of the military training business on July 2, 2021.

Fiscal 2020 Compared With Four Quarters Ended January 3, 2020:  Our net interest expense increased in fiscal 2020 compared with the four quarters ended January 3, 2020 primarily due to higher average debt levels as a result of the assumption of $3.5 billion of debt in connection with the L3Harris Merger.
See Note 13: Debt in the Notes for further information.
Income Taxes
Fiscal 2021 Compared With Fiscal 2020:  Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 19 percent in fiscal 2021 compared with 18 percent in fiscal 2020. During fiscal 2021, we benefited from the net favorable impact of:
•Favorable impact of R&D credits;
•Favorable adjustments upon the resolution of certain audit uncertainties; and
•Excess tax benefits related to equity-based compensation; partially offset by
•Unfavorable impact from completed business divestitures.
In fiscal 2020, our effective tax rate benefited from the net favorable impact of:
•Favorable adjustments upon the finalization of our Federal tax returns, primarily due to recently released tax regulations and the resolution of audit uncertainties;
•Favorable impact of R&D credits; and
•Excess tax benefits related to equity-based compensation; partially offset by
•Unfavorable impact of non-deductible goodwill impairment charges.
Fiscal 2020 Compared With Four Quarters Ended January 3, 2020:  Our effective tax rate was 18 percent in fiscal 2020 compared with 10 percent in the four quarters ended January 3, 2020. During fiscal 2020, our effective tax rate benefited from the net favorable impact of the reasons stated above in the fiscal 2021 comparison with the fiscal 2020 effective tax rate.
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
See Note 22: Income Taxes in the Notes for further information.
Income From Continuing Operations
Fiscal 2021 Compared With Fiscal 2020: The increase in income from continuing operations in fiscal 2021 compared with fiscal 2020 was primarily due to the combined effects of the reasons noted in the sections above regarding fiscal 2021 and 2020.
Fiscal 2020 Compared With Four Quarters Ended January 3, 2020: The decrease in income from continuing operations in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to the combined effects of the reasons in the sections noted above regarding fiscal 2020 and the four quarters ended January 3, 2020.
Income From Continuing Operations Per Diluted Common Share Attributable to L3Harris Common Shareholders
Fiscal 2021 Compared With Fiscal 2020:  The increase in income from continuing operations per diluted common share attributable to L3Harris common shareholders in fiscal 2021 compared with fiscal 2020 was primarily due to higher income from continuing operations and fewer diluted weighted average common shares outstanding, reflecting the repurchases of shares of our common stock under our repurchase program in fiscal 2021.
Fiscal 2020 Compared With Four Quarters Ended January 3, 2020:  The decrease in income from continuing operations per diluted common share attributable to L3Harris common shareholders in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to the combined effects of the reasons in the sections noted above regarding fiscal 2020 and the four quarters ended January 3, 2020, particularly the non-cash charges for impairment of goodwill and other assets and other COVID-related impacts in our Commercial Aviation Solutions reporting unit associated with the downturn in the commercial aviation market and its impact on customer operations, the absence of a prior-year benefit from the gain on the sale of the Harris Night Vision business and divestitures in fiscal 2020, as well as higher diluted weighted average common shares outstanding as a result of 104 million shares issued in connection with the L3Harris Merger, partially offset by share repurchases during fiscal 2020.
See the “Common Stock Repurchases” discussion below in this MD&A for further information.

Pro Forma Basis Discussion for Fiscal 2020 Compared With the Four Quarters Ended January 3, 2020
Revenue
The increase in revenue for fiscal 2020 compared with pro forma revenue for the four quarters ended January 3, 2020 was primarily due to growth in core U.S. and international businesses, excluding commercial aviation and public safety markets, which more than offset the COVID-related decline. Revenue growth was driven by $257 million of higher revenue in our Space & Airborne Systems segment, $178 million of higher revenue in our Integrated Mission Systems segment and $165 million of higher revenue in our Communication Systems segment, partially offset by a decline in our Aviation Systems segment, due to the divestiture of the airport security and automation business and COVID-related impacts.
Gross Margin
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
Engineering, Selling and Administrative Expenses
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
Business Divestiture-Related Gains (Losses)
Business divestiture-related gains (losses) for fiscal 2020 and the four quarters ended January 3, 2020 on a pro forma basis included the same items as noted above for fiscal 2020 and the four quarters ended January 3, 2020 on an as reported basis.
See Note 3: Business Divestitures and Asset Sales in the Notes for further information.
Impairment of Goodwill and Other Assets
Impairment of goodwill and other assets for fiscal 2020 and the four quarters ended January 3, 2020 on a pro forma basis reflects the same charges as noted above for fiscal 2020 and the four quarters ended January 3, 2020 on an as reported basis.
See Note 3: Business Divestitures and Asset Sales and Note 9: Goodwill in the Notes for further information.
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
Net Interest Expense
Net interest expense for fiscal 2020 was largely unchanged compared with pro forma net interest expense for the four quarters ended January 3, 2020.
Income Taxes
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
Income From Continuing Operations
The decrease in income from continuing operations for fiscal 2020 compared with pro forma income from continuing operations for the four quarters ended January 3, 2020 was primarily due to the combined effects of the reasons noted above in this “Pro Forma” discussion, particularly the non-cash charges for impairment of goodwill and other assets in our Commercial Aviation Solutions reporting unit associated with the COVID-related downturn in the commercial aviation market and its impact on customer operations, the absence of a prior-year benefit from the gain on the sale of the Harris Night Vision business, and divestitures in fiscal 2020.

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

Discussion of Business Segment Results of Operations
Integrated Mission Systems Segment

	Fiscal Years Ended			Four Quarters Ended
	December 31, 2021	January 1, 2021	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)
(Dollars in millions)	As Reported	As Reported		As Reported (Unaudited)		Pro forma

Revenue	$5,839	$5,538	5%	$2,783	99%	$5,360	3%
Operating income	950	847	12%	377	125%	698	21%
% of revenue	16%	15%		14%		13%
As Reported
Fiscal 2021 Compared With Fiscal 2020:  The increase in segment revenue in fiscal 2021 compared with fiscal 2020 was primarily due to $210 million of higher revenue in ISR, driven by aircraft missionization on a North Atlantic Treaty Organization program, $53 million of higher revenue in Maritime, reflecting a ramp on key platforms and $19 million higher revenue in Electro Optical reflecting higher product deliveries. The funded backlog for this segment was $6.2 billion at December 31, 2021 compared with $6.3 billion at January 1, 2021.
The increases in segment operating income and operating income as a percentage of revenue (“operating margin percentage”) in fiscal 2021 compared with fiscal 2020 were primarily due to e3 and program performance, expense management and integration benefits.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 70 percent in fiscal 2021.
Fiscal 2020 Compared With Four Quarters Ended January 3, 2020:  The increases in segment revenue, operating income and operating margin percentage in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to the inclusion of L3 operations in segment operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger). Because the Integrated Mission Systems segment is almost entirely comprised of L3 businesses, comparison to the four quarters ended January 3, 2020 segment operating metrics is not meaningful. The funded backlog for this segment was $6.3 billion at January 1, 2021 compared with $5.3 billion at January 3, 2020.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 77 percent in fiscal 2020.
Pro Forma
Fiscal 2020 Compared With Four Quarters Ended January 3, 2020: The increase in segment revenue in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to $163 million of higher revenue in Maritime from a ramp in manned and classified platforms and $31 million of higher revenue in ISR.
The increases in segment operating income and operating margin percentage in fiscal 2020 compared with the four quarters ended January 3, 2020 were primarily driven by operational excellence and integration benefits.
Space & Airborne Systems Segment

	Fiscal Years Ended			Four Quarters Ended
	December 31, 2021	January 1, 2021	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)
(Dollars in millions)	As Reported	As Reported		As Reported (Unaudited)		Pro forma

Revenue	$5,093	$4,946	3%	$4,352	14%	$4,689	5%
Operating income	970	932	4%	816	14%	873	7%
% of revenue	19%	19%		19%		19%
As Reported
Fiscal 2021 Compared With Fiscal 2020:  The increase in segment revenue in fiscal 2021 compared with fiscal 2020 was primarily due to $175 million of higher revenue in Space, reflecting a ramp in missile defense and other responsive programs and $8 million of higher revenue in Intel and Cyber from classified programs, partially offset by $77 million of lower revenue in Electronic Warfare and Mission Avionics, reflecting the transition towards modernization programs within airborne businesses. The funded backlog for this segment was $3.9 billion at December 31, 2021 compared with $3.8 billion at January 1, 2021.

The increase in segment operating income in fiscal 2021 compared with fiscal 2020 was primarily due to e3 performance, higher pension income and integration benefits, partially offset by higher R&D investments and a mix of program revenue and product sales with relatively lower gross margin percentage. Segment operating margin percentage in fiscal 2021 was comparable to fiscal 2020.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 87 percent in fiscal 2021.
Fiscal 2020 Compared With Four Quarters Ended January 3, 2020: The increases in segment revenue and operating income in fiscal 2020 compared with the four quarters ended January 3, 2020 were primarily due to the inclusion of L3 operations in segment operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger), as well as organic growth in Mission Avionics and Intel and Cyber as discussed further below in the “Pro Forma” discussion for fiscal 2020 compared with the four quarters ended January 3, 2020. The funded backlog for this segment was $3.8 billion at January 1, 2021 compared with $3.9 billion at January 3, 2020. Segment operating margin percentage in fiscal 2020 was comparable with the four quarters ended January 3, 2020.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 90 percent in fiscal 2020.
Pro Forma
Fiscal 2020 Compared With Four Quarters Ended January 3, 2020: The increase in segment revenue in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to $317 million of higher revenue in Mission Avionics, driven by a ramp on the F-35 platform, and $70 million of higher revenue in Intel and Cyber from growth on classified programs, partially offset by $107 million of lower revenue in Space and lower revenue in Electronic Warfare, reflecting program transition timing.
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
Communication Systems Segment

	Fiscal Years Ended			Four Quarters Ended
	December 31, 2021	January 1, 2021	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)
(Dollars in millions)	As Reported	As Reported		As Reported (Unaudited)		Pro forma

Revenue	$4,287	$4,443	(4%)	$3,340	33%	$4,278	4%
Operating income	1,092	1,084	1%	836	30%	958	13%
% of revenue	25%	24%		25%		22%
As Reported
Fiscal 2021 Compared With Fiscal 2020:  The decrease in segment revenue in fiscal 2021 compared with fiscal 2020 was primarily due to $57 million of lower revenue in Tactical Communications, reflecting product delivery delays from supply chain-related constraints, $82 million of lower revenue in Broadband Communications, reflecting lower sales on legacy unmanned platforms, modestly lower revenue in Public Safety and flat revenue in Integrated Vision Solutions after adjusting for the impact of the divestiture of the EOTech business on July 31, 2020 (which generated $41 million of revenue through the date of divestiture in the quarter ended October 2, 2020). These decreases were partially offset by $19 million of higher revenue in Global Communications Solutions from the DoD modernization program. The funded backlog for this segment was $3.7 billion at December 31, 2021 compared with $3.3 billion at January 1, 2021.
The increases in segment operating income and operating margin percentage in fiscal 2021 compared with fiscal 2020 was primarily due to e3 performance and integration benefits, partially offset by supply chain impacts and higher R&D investments.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 68 percent in fiscal 2021.
Fiscal 2020 Compared With Four Quarters Ended January 3, 2020:  The increases in segment revenue and operating income, and decrease in segment operating margin percentage, in fiscal 2020 compared with the four quarters ended January 3, 2020 were primarily due to the inclusion of L3 operations in segment operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger), as well as organic growth in Tactical Communications, partially offset by lower revenue in Public Safety and the divestiture of the EOTech business as discussed further below in the “Pro Forma” discussion for fiscal 2020 compared with the four quarters ended January 3, 2020. The funded backlog for this segment was $3.3 billion at January 1, 2021 compared with $3.7 billion at January 3, 2020.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 69 percent in fiscal 2020.
Pro Forma
Fiscal 2020 Compared With Four Quarters Ended January 3, 2020:  The increase in revenue in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to $268 million of higher Tactical Communications revenue (including Global Communications Solutions), primarily due to a ramp in DoD modernization programs that also benefited Integrated Vision Solutions, partially offset by $84 million of lower revenue in Public Safety, reflecting COVID-related pressures on state and local government municipality customers, and a $21 million revenue impact from the divestiture of the EOTech business.
The increases in segment operating income and operating margin percentage in fiscal 2020 compared with the four quarters ended January 3, 2020 were primarily due to operational excellence, integration benefits and cost management.
Additional Information on Known Trends and Uncertainties
Revenue, operating income and orders in our Communication Systems segment have been, and we expect will continue to be, adversely impacted by supply chain-related constraints. While our customer base remains strong, we expect continued impacts to revenue, operating income, and orders in our Communication Systems segment in early fiscal 2022 with stability in the second half of 2022; however, we can give no assurances and the ultimate extent of the supply chain-related constraints to our Communication Systems segment remains uncertain.
Aviation Systems Segment

	Fiscal Years Ended			Four Quarters Ended
	December 31, 2021	January 1, 2021	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)
(Dollars in millions)	As Reported	As Reported		As Reported (Unaudited)		Pro forma

Revenue	$2,783	$3,448	(19%)	$2,368	46%	$3,917	(12%)
Operating income (loss)	$330	$(177)	*	$325	*	$503	*
% of revenue	12%	(5)%		14%		13%
_________________
*Not meaningful
As Reported
Fiscal 2021 Compared With Fiscal 2020:  The decrease in segment revenue in fiscal 2021 compared with fiscal 2020 was primarily due to the impact of business divestitures. Segment revenue decreased 2 percent organically in fiscal 2021 compared with fiscal 2020 primarily due to $20 million of lower revenue in Commercial Aviation reflecting COVID-related impacts and lower revenue due to business divestitures. The funded backlog for this segment was $1.5 billion at December 31, 2021 compared with $3.0 billion at January 1, 2021, reflecting a $1.4 billion reduction from businesses divested during fiscal 2021.
The increases in segment operating income and operating margin percentage in fiscal 2021 compared with fiscal 2020 were primarily due to $527 million of lower non-cash charges for impairments of goodwill and other assets in fiscal 2021 compared with fiscal 2020 and the absence of $18 million of restructuring charges and other exit costs recorded in fiscal 2020 in our Commercial Aviation Solutions reporting unit due to the downturn in the commercial aviation market, as well as e3 performance, expense management and integration benefits, partially offset by the impact of divestitures.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 74 percent in fiscal 2021.
Fiscal 2020 Compared With Four Quarters Ended January 3, 2020:  The increase in segment revenue in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to the inclusion of L3 operations in segment operating results for the two quarters ended July 3, 2020 (but not for the comparable prior-year two quarters preceding the L3Harris Merger). Because the Aviation Systems segment is primarily comprised of L3 businesses, comparison to the four quarters ended January 3, 2020 segment operating metrics is not meaningful. The funded backlog for this segment was $3.0 billion at January 1, 2021 compared with $3.4 billion at January 3, 2020, reflecting a $380 million reduction from the divestiture of the airport security and automation business during the quarter ended July 3, 2020.
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
Pro Forma
Fiscal 2020 Compared With Four Quarters Ended January 3, 2020:  The decrease in segment revenue in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to $681 million of lower commercial aviation sales, including a $364 million impact from the airport security and automation business divestiture and lower revenue from the downturn in the commercial aviation market and its impact on customer operations, partially offset by $189 million of higher revenue in Defense Aviation, from a ramp on classified programs and combat propulsion systems, and higher FAA volume in Mission Networks.
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
Additional Information on Known Trends and Uncertainties
Effective January 1, 2022, we have streamlined our business segments from four business segments to three business segments. As a result of the segment reorganization, the Aviation Systems segment was eliminated as a business segment. Our new business segment structure reflects that the ongoing operations that had been part of the Aviation Systems segment were integrated into the remaining segments. Defense aviation, commercial aviation products and commercial pilot training operations were moved into the Integrated Mission Solutions segment; and mission networks for air traffic management operations was moved into the Space & Airborne Systems segment.
See Note 27: Subsequent Events in the Notes for further information.
Unallocated Corporate Expenses

	Fiscal Years Ended			Four Quarters Ended
	December 31, 2021	January 1, 2021	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)	January 3, 2020	% Inc/(Dec)
(Dollars in millions)	As Reported	As Reported		As Reported (Unaudited)		Pro forma

Unallocated corporate department expense, net	$(57)	$(69)	(17%)	$35	*	$(6)	*
L3Harris Merger-related transaction, integration and other expenses and losses	(128)	(140)	(9%)	(394)	(64%)	(372)	(62%)
Amortization of acquisition-related intangibles	(627)	(709)	(12%)	(339)	*	(601)	18%
Additional cost of sales related to fair value step-up in inventory sold	—	(31)	*	(142)	(78%)	(142)	(78%)
Business divestiture-related gains (losses)	220	(51)	*	229	*	229	*
Impairment of goodwill and other assets	(125)	(132)	(5%)	(46)	*	(46)	*
Other items	(71)	10	*	—	*	—	*
______________
*Not meaningful

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Fiscal Years Ended		Four Quarters Ended	Two Quarters Ended	Fiscal Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020	January 3, 2020	June 28, 2019
(In millions)	As Reported	As Reported	As Reported (Unaudited)	As Reported	As Reported

Net cash provided by operating activities	$2,687	$2,790	$1,655	$939	$1,185
Net cash provided by (used in) investing activities	1,394	751	1,228	1,320	(159)
Net cash used in financing activities	(4,413)	(3,112)	(2,410)	(1,971)	(781)
Effect of exchange rate changes on cash and cash equivalents	(3)	23	8	6	(3)
Net (decrease) increase in cash and cash equivalents	(335)	452	481	294	242
Cash and cash equivalents, beginning of period	1,276	824	343	530	288
Cash and cash equivalents, end of period	$941	$1,276	$824	$824	$530
Cash and cash equivalents
The $335 million net decrease in cash and cash equivalents in fiscal 2021 was primarily due to:
•$2,687 million of net cash provided by operating activities;
•$1,729 million of net proceeds from sale of businesses;
•$97 million of proceeds from exercises of employee stock options; and
•$6 million of net proceeds from borrowings; more than offset by
•$3,675 million used to repurchase shares of our common stock;
•$817 million used to pay cash dividends;
•$342 million used for additions of property, plant and equipment; and
•$13 million used for repayment of borrowings.
The $452 million net increase in cash and cash equivalents in fiscal 2020 was primarily due to:
•$2,790 million of net cash provided by operating activities;
•$1,040 million of net proceeds from sale of businesses;
•$901 million of net proceeds from borrowings, including $650 million in proceeds from the issuance of our 1.80% notes due January 15, 2031 and $250 million in proceeds from the issuance of our Floating Rate Notes due March 10, 2023;
•$91 million of net proceeds from sale of property, plant and equipment; and
•$56 million of proceeds from exercises of employee stock options; partially offset by
•$2,290 million used to repurchase shares of our common stock;
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
We ended fiscal 2021 with cash and cash equivalents of $941 million, and we have a senior unsecured $2 billion revolving credit facility that expires in June 2024 (all of which was available to us as of December 31, 2021). Additionally, we had $7.1 billion of net long-term debt outstanding at December 31, 2021, the majority of which we incurred in connection with the L3Harris Merger in the Fiscal Transition Period and the acquisition of Exelis in the fourth quarter of fiscal 2015. For further information regarding our long-term debt, see Note 13: Debt in the Notes. Our $941 million of cash and cash equivalents at December 31, 2021 included $200 million held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facility, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although, we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties and the state of global commerce and general political and financial uncertainty. We cannot predict the on-going impact that COVID, among other potential risks and uncertainties, will have on our cash from operating activities. Additionally, the provisions in the Tax Cuts and Jobs Act of 2017 require that, beginning in 2022, research and experimental expenditures be capitalized and amortized over five years, which we estimate will have an approximately $600 million to $700 million impact to cash from operating activities in fiscal 2022 based on the provisions currently in effect. See Part I, “Item 1A. Risk Factors” in this Report.
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next twelve months and reasonably foreseeable future thereafter. Our total capital expenditures for fiscal 2022 are expected to be approximately $330 million. We anticipate tax payments for fiscal 2022 to be approximately equal to or marginally less than our tax expense for the same period, absent R&D capitalization and subject to adjustment for timing differences. For additional information regarding our income taxes, see Note 22: Income Taxes in the Notes. Other than those cash outlays noted in the “Material Cash Requirements” discussion below in this MD&A, capital expenditures, dividend payments and repurchases under our share repurchase program and L3Harris Merger-related integration costs, we do not anticipate any significant cash outlays in fiscal 2022.
There can be no assurance that our business will continue to generate cash flows at current levels or that the cost or availability of future borrowings, if any, under our commercial paper program, or our credit facility or in the debt markets will not be impacted by any potential future credit or capital markets disruptions. If we are unable to maintain cash balances, generate cash flow from operations or borrow under our commercial paper program or our credit facility sufficient to service our obligations, we may be required to reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our share repurchases, reduce or eliminate dividends, refinance all or a portion of our existing debt, obtain additional financing, or sell assets. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions affecting the defense, government and other markets we serve and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Net cash provided by operating activities: The $103 million decrease in net cash provided by operating activities in fiscal 2021 compared with fiscal 2020 was primarily due to higher net income of $756 million offset by the impact of a $523 million decrease in non-cash impairments of goodwill and other assets, a $271 million increase in gains related to business divestitures, a $65 million decrease in depreciation and amortization and a $56 million decrease in cash used to fund working capital (i.e., accounts receivable, contract assets, inventories, accounts payable and contract liabilities).
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
Cash flow from operations was positive in all of our business segments in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 and fiscal 2019.
Net cash provided by investing activities: The $643 million increase in net cash provided by investing activities in fiscal 2021 compared with fiscal 2020 was primarily due to an increase of $689 million in net proceeds from the sales of businesses, partially offset by a $58 million decrease of net cash used for additions of property, plant and equipment in fiscal 2021.
The $477 million decrease in net cash provided by investing activities in fiscal 2020 compared with the four quarters ended January 3, 2020 was primarily due to $1,130 million of net cash received from the L3Harris Merger in the four quarters ended January 3, 2020 and $101 million increase in cash used for additions of property, plant and equipment, partially offset by a $697 million increase in net proceeds from sales of businesses and $91 million of proceeds from sale of property, plant and equipment in fiscal 2020.
Net cash used in financing activities: The $1,301 million increase in net cash used in financing activities in fiscal 2021 compared with fiscal 2020 was primarily due to a $1,385 million increase in cash used to repurchase our common stock, a $895 million decrease in net proceeds from borrowings and a $92 million increase in cash used to pay dividends, partially offset by a $918 million decrease in cash used for repayments of borrowings, a $113 million increase in cash used to pay interest rate derivatives obligations and a $41 million increase in proceeds from exercises of employee stock options.
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
Funding of Pension Plans
Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. pension plans. Although we have significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), and applicable Internal Revenue Code regulations, mandate minimum funding thresholds. The Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015, the American Rescue Plan Act of 2021 and the Infrastructure Investment and Jobs Act further extended the interest rate stabilization provision of MAP-21. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plans or make benefit payments. With respect to our U.S. qualified defined benefit pension plans, we intend to contribute annually no less than the required minimum funding thresholds. As a result of prior voluntary contributions and plan performance, we were not required to make any contributions to our U.S. qualified defined benefit pension plans in fiscal 2021 and are not required to make any contributions in fiscal 2022 or for several years thereafter.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $431 million as of December 31, 2021 compared with $1.8 billion as of January 1, 2021. The decrease in the unfunded status as of December 31, 2021 is primarily due to actuarial gains as a result of the increase in the discount rate. See Note 14: Pension and Other Postretirement Benefits in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During fiscal 2021, we used $3.7 billion to repurchase 17 million shares of our common stock under our share repurchase program at an average price per share of $215.30, including commissions of $0.02 per share. During fiscal 2020, we repurchased 12 million shares of our common stock under our share repurchase program for $2.3 billion at an average price per share of $191.42, including commissions of $0.02 per share. During fiscal 2021 and 2020, $5 million and $4 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
On July 1, 2019, we announced that our Board of Directors approved a new share repurchase program authorizing us to repurchase up to $4 billion in shares, replacing our prior share repurchase programs. On January 28, 2021, we announced that our Board of Directors approved a new $6 billion share repurchase authorization under our repurchase program that was in addition to the remaining unused authorization of $210 million at January 1, 2021 for a total unused authorization of $6.2 billion. Our repurchase program does not have a stated expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. During fiscal 2021, we repurchased $3.7 billion of our common stock under our repurchase programs. At December 31, 2021, we had a remaining unused authorization under our repurchase program of $2.5 billion. We have announced that we currently expect to repurchase up to $1.5 billion in shares under our repurchase program in fiscal 2022, but we can give no assurances regarding the level and timing of shares repurchases. The level and timing of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our repurchase program is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.
Dividends
On February 25, 2022, we announced that our Board of Directors increased the quarterly per share cash dividend rate on our common stock from $1.02 to $1.12, commencing with the dividend declared by our Board of Directors for the first quarter of fiscal 2022, for an annualized per share cash dividend rate of $4.48, which was our twenty-first consecutive annual increase in our quarterly cash dividend rate. Our annualized per share cash dividend rate was $4.08 in fiscal 2021, $3.40 in fiscal 2020, $3.00 in the two quarters ended January 3, 2020 and $2.74 in fiscal 2019. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant. Additional information concerning our dividends is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.

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
We were in compliance with the covenants in the 2019 Credit Agreement at December 31, 2021, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2019 Credit Agreement, to be greater than 0.65 to 1.00. At December 31, 2021, we had no borrowings outstanding under the 2019 Credit Agreement.
Exchange Offer: In connection with the L3Harris Merger, on May 30, 2019, we commenced offers to eligible holders to exchange any and all outstanding 4.950% Senior Notes due 2021, 3.850% Senior Notes due 2023, 3.950% Senior Notes due 2024, 3.850% Senior Notes due 2026 and 4.400% Senior Notes due 2028 issued by L3 for up to $3.35 billion aggregate principal amount of new notes issued by L3Harris and cash. On July 2, 2019, we settled the debt exchange offer, and on March 31, 2020, we commenced offers to eligible holders to exchange any and all the outstanding notes that were previously issued by L3Harris pursuant to an exemption from the registration requirements of the Securities Act (“Original Notes”) for an equal principal amount of new notes registered under the Securities Act (the “Exchange Notes”). The terms of the Exchange Notes are substantially identical to the terms of the corresponding series of the Original Notes, except that the Exchange Notes are registered under the Securities Act, and the transfer restrictions, registration rights and related special interest provisions applicable to the Original Notes do not apply to the Exchange Notes. The Exchange Offers expired at 5:00 p.m., New York City time, on May 1, 2020. On May 5, 2020, we settled the Exchange Offers and issued Exchange Notes for validly tendered Original Notes. See Note 13: Debt in the Notes for additional information.
Short-Term Debt: Our short-term debt was $2 million at each of December 31, 2021 and January 1, 2021, consisting of local borrowing by international subsidiaries for working capital needs. Our commercial paper program was supported by the 2019 Credit Facility at December 31, 2021 and January 1, 2021. See Note 12: Credit Arrangements in the Notes for additional information regarding credit arrangements.
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
Long-Term Fixed-Rate Debt: The description of our long-term fixed-rate debt set forth in Note 13: Debt in the Notes is incorporated herein by reference. As discussed in Note 13: Debt in the Notes, on November 25, 2020, we completed the issuance and sale of $650 million in aggregate principal amount of 1.80% notes due January 15, 2031 (the “1.80% 2031 Notes”) and used the proceeds from the sale to redeem the entire outstanding $650 million aggregate principal amount of our 4.95% Notes due February 15, 2021 (the “4.95% 2021 Notes”) ($501 million of which was issued by L3Harris and $149 million of which was issued by L3). On November 27, 2019, we completed the issuance and sale of $400 million in aggregate principal amount of 2.900% Notes due December 15, 2029 and used the proceeds from the sale to redeem the entire outstanding $400 million aggregate principal amount of our 2.7% Notes due April 27, 2020 (the “2.7% 2020 Notes”) at a “make-whole” redemption price of $403 million, as set forth in the 2.7% 2020 Notes. The 4.95% 2021 Notes and 2.7% 2020 Notes were terminated and cancelled.
Other Agreements: We have two receivable sales agreements (“RSAs”) with two separate third-party financial institutions that permit us to sell, on a non-recourse basis, up to an aggregate of $100 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSAs, which we continue to service and collect on behalf of the third-party financial institution and we account for as sales of receivables with sale proceeds included in net cash from operating activities. Outstanding receivables sold pursuant to RSAs were $99.9 million at December 31, 2021. We did not have outstanding receivables sold pursuant to RSAs at January 1, 2021.

Material Cash Requirements
At December 31, 2021, we had contractual cash obligations to repay debt, to purchase goods and services and to make payments under operating leases. Payments due under these long-term obligations are as follows:

		Payment Due
(In millions)	Total	Within 1 Year

Long-term debt	$6,994	$15
Purchase obligations(1)	4,365	3,414
Operating and finance lease commitments	1,251	142
Interest on long-term debt	2,257	269
Minimum pension contributions(2)	24	24
Total(3)	$14,891	$3,864
_______________
(1) The purchase obligations of $4.4 billion included $715 million of purchase obligations related to cost-plus type contracts where our costs are fully reimbursable.
(2) Amount includes fiscal 2021 minimum contributions to non-U.S. pension plans. Contributions beyond fiscal 2021 have not been determined. As a result of voluntary contributions made to our U.S. qualified defined benefit pension plans during the two quarters ended January 3, 2020, fiscal 2018 and 2017, we made no material contributions to our U.S. qualified defined benefit pension plans in fiscal 2021 or 2020 and are not required to make any contributions to these plans during fiscal 2022.
(3) The above table does not include unrecognized tax benefits of $587 million.
Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At December 31, 2021, we had commercial commitments on outstanding surety bonds, standby letters of credit and other arrangements, as follows:

	Five Year	Expiration of Commitments
(In millions)	Commercial Commitment Total	Less than 1 Year

Surety bonds used for:
Bids	$26	$26
Performance	515	351
	541	377
Standby letters of credit used for:
Down payments	374	194
Performance	330	182
Warranty	82	75
	786	451
Total commitments	$1,327	$828
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
Foreign Exchange and Currency: Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than functional currencies of such businesses. We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10 percent change in currency exchange rates for our foreign currency derivatives held at December 31, 2021 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note 19: Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates: As of December 31, 2021, we had long-term fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10 percent change in interest rates for our long-term fixed-rate debt obligations at December 31, 2021 would not have had a material impact on the fair value of these obligations. There is no interest-rate risk associated with long-term fixed-rate debt obligations on our results of operations and cash flows unless existing obligations are refinanced upon maturity at then-current interest rates, because the interest rates are fixed until maturity, and because our long-term fixed-rate debt is not putable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term fixed-rate debt obligations over the next twelve months. See Note 13: Debt in the Notes for information regarding the maturities of our long-term fixed-rate debt obligations.
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
At December 31, 2021, we had no outstanding treasury lock agreements (“treasury locks”). In connection with the L3Harris Merger, we assumed two treasury locks that had been initiated in January 2019 to hedge against fluctuations in interest payments due to changes in the benchmark interest rate (10-year U.S. Treasury rate) associated with the anticipated issuance of debt to redeem or repay our 4.95% 2021 Notes. These treasury locks were terminated as planned in connection with the issuance of our 1.80% 2031 Notes during the fourth quarter of 2020, and because interest rates decreased during the period of the treasury locks, we made a $113 million cash payment to our counterparty and recorded an after-tax loss of $58 million in the “Accumulated other comprehensive loss” line item of our Consolidated Balance Sheet. The accumulated other comprehensive loss balance will be amortized to interest expense over the life of the 1.80% 2031 Notes. We classified the cash outflow from the termination of these treasury locks as cash used in financing activities in our Consolidated Statement of Cash Flows. See Note 19: Derivative Instruments and Hedging Activities in the Notes for additional information.
At December 31, 2021, we also had long-term variable-rate debt obligations of $250 million of Floating Rate Notes due March 10, 2023. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10 percent change in interest rates for these debt obligations at December 31, 2021 would not have had a material impact on our results of operations or cash flows. See Note 13: Debt in the Notes for further information.
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
Impact of Foreign Exchange
In fiscal 2021, 40 percent of our international business was transacted in local currency environments compared with 32 percent in fiscal 2020, 40 percent in the two quarters ended January 3, 2020 and 18 percent in fiscal 2019. The impact of translating the assets and liabilities of these operations to U.S. Dollars is included as a component of shareholders’ equity. As of December 31, 2021, the cumulative foreign currency translation adjustment included in shareholders’ equity was a $118 million loss compared with a $58 million loss at January 1, 2021. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2021 or 2020, the two quarters ended January 3, 2020 or fiscal 2019.
Impact of Inflation
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. While recent reports show a sharp increase in inflation in late 2021, inflation and changing prices did not have a significantly adverse impact our gross margin, revenue or operating income in fiscal 2021 or 2020, the two quarters ended January 3, 2020 or fiscal 2019. However, our fixed-price contracts could subject us to losses in the event of a significant increase in inflation. See “Item 1A. Risk Factors” of this Report for more information regarding the risk of inflation to our business.
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
EAC adjustments had the following impacts to operating income for the periods presented:

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Favorable adjustments	$620	$714	$303	$138
Unfavorable adjustments	(316)	(314)	(166)	(121)
Net operating income adjustments	$304	$400	$137	$17
There were no individual impacts to operating income due to EAC adjustments in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 or fiscal 2019 that were material to our results of operations on a consolidated or segment basis for such periods.
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
A substantial majority of our revenue is derived from contracts with the U.S. Government, including foreign military sales contracts. These contracts are subject to the FAR and the prices of our contract deliverables are typically based on our estimated or actual costs plus a reasonable profit margin. As a result, the standalone selling prices of the goods and services in these contracts are typically equal to the selling prices stated in the contract, thereby eliminating the need to allocate (or reallocate) the transaction price to the multiple performance obligations. In our non-U.S. Government contracts, when standalone selling prices are not directly observable, we also generally use the expected cost plus margin approach to determine standalone selling price. In determining the appropriate margin under the cost plus margin approach, we consider historical margins on similar products sold to similar customers or within similar geographies where objective evidence is available. We may also consider our cost structure and profit objectives, the nature of the proposal, the effects of customization of pricing, our practices used to establish pricing of bundled products, the expected technological life of the product, margins earned on similar contracts with different customers and other factors to determine the appropriate margin.
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

Obligation assumptions as of:	December 31, 2021	January 1, 2021
Discount rate	2.75%	2.31%
Rate of future compensation increase	3.01%	3.01%
Cash balance interest crediting rate	3.50%	3.50%

Cost assumptions for fiscal periods ended:	December 31, 2021	January 1, 2021
Discount rate to determine service cost	2.26%	2.87%
Discount rate to determine interest cost	1.80%	2.74%
Expected return on plan assets	7.43%	7.68%
Rate of future compensation increase	3.01%	2.80%
Cash balance interest crediting rate	3.50%	3.50%
Key assumptions for the Salaried Pension Plan (our largest defined benefit plan, with 86% of the total projected benefit obligation as of December 31, 2021) included a discount rate for obligation assumptions of 2.75%, a cash balance interest crediting rate of 3.50% and expected return on plan assets of 7.50% for fiscal 2021, which is being maintained at 7.50% for fiscal 2022. There is also a frozen pension equity benefit that assumes a 3.25% interest crediting rate.
Expected Return on Plan Assets. Substantially all of our plan assets are managed on a commingled basis in a master investment trust. We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we consider the plan’s actual historical annual return on assets over the past 15, 20 and 25 years and historical broad market returns over long-term time frames based on our strategic allocation, which is detailed in Note 14: Pension and Other Postretirement Benefits in the Notes. Future returns are based on independent estimates of long-term asset class returns. Based on this approach, the weighted average long-term annual rate of return on assets was estimated to be 7.43% for both fiscal 2021 and fiscal 2022.
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
Sensitivity Analysis
Pension Expense. A 25 basis point change in the long-term expected rate of return on plan assets and discount rate would have the following effect on the combined U.S. defined benefit pension plans’ pension expense for the next twelve months:

	Increase/(Decrease) in Pension Expense
(In millions)	25 Basis Point Increase	25 Basis Point Decrease

Long-term rate of return on assets used to determine net periodic benefit cost	$(20)	$20
Discount rate used to determine net periodic benefit cost	$6	$(4)
Projected Benefit Obligation. Funded status is derived by subtracting the respective year-end values of the projected benefit obligations (“PBO”) from the fair value of plan assets. The sensitivity of the PBO to changes in the discount rate varies depending on the magnitude and direction of the change in the discount rate. We estimate that a decrease of 25 basis points in the discount rate of the combined U.S. defined benefit pension plans would increase the PBO by approximately $276 million and an increase of 25 basis points would decrease the PBO by approximately $262 million.
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
Goodwill
Goodwill in our Consolidated Balance Sheet as of December 31, 2021 and January 1, 2021 was $18.2 billion and $18.9 billion, respectively. Goodwill is not amortized. We perform annual (or under certain circumstances, more frequent) impairment tests of our goodwill. We identify potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill, which is adjusted for allocations of Corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Business disposal group goodwill allocation. As described in more detail in Note 3: Business Divestitures and Asset Sales in the Notes, during fiscal 2021 and 2020 we determined the criteria to be classified as held for sale were met with respect to each of the disposal groups below. Because the divestiture of these business disposal groups represented the disposal of a portion of a reporting unit (except the military training business, which represented an entire reporting unit), we assigned goodwill to the business disposal group on a relative fair value basis. For purposes of allocating goodwill to the disposal groups below, we determined the fair value of each disposal group based on the respective negotiated selling price (or estimated net cash proceeds, in the case of no negotiated selling price), and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 1: Significant Accounting Policies in the Notes for additional information regarding the fair value hierarchy.
In conjunction with the relative fair value allocation, we tested goodwill assigned to each of the disposal group businesses below and goodwill assigned to the retained businesses of their reporting units for impairment and concluded that, except as noted in the following table, no goodwill impairment existed at the time the held for sale criteria were met.

(In millions)	Business Segment	Date of Divestiture	Goodwill Allocation	Goodwill Impairment(1)	Remaining Goodwill

Fiscal 2021
Narda-MITEQ business	Aviation Systems	December 6, 2021	$7	$—	$7
ESSCO business	Aviation Systems	November 26, 2021	4	—	4
Electron Devices business	Aviation Systems	October 1, 2021	15	—	15
VSE disposal group	Aviation Systems	July 30, 2021	14	14	—
CPS business	Aviation Systems	July 2, 2021	174	62	112
Military training business	Aviation Systems	July 2, 2021	426	—	426

Fiscal 2020
EOTech business	Communication Systems	July 31, 2020	9	—	9
Applied Kilovolts business	Space & Airborne Systems	May 15, 2020	6	5	1
Airport security and automation business	Aviation Systems	May 4, 2020	531	—	531
_________________
(1)The non-cash impairment charges are included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income.
Commercial Aviation Solutions goodwill allocation. As described in more detail in Note 10: Intangible Assets and elsewhere in the Notes, during the quarter ended July 2, 2021, we adjusted our Aviation Systems segment reporting to better align our businesses and separated the CTS business from our Commercial Aviation Solutions reporting unit, creating a new CTS reporting unit within the Commercial Aviation Solutions sector of our Aviation Systems segment. We assigned $68 million of goodwill to the CTS reporting unit and $779 million of goodwill to the Commercial Aviation Solutions reporting unit on a relative fair value basis. In conjunction with the relative fair value allocation, we tested goodwill assigned to each new reporting unit and concluded that no goodwill impairment existed as of July 2, 2021.
Fiscal 2021 Impairment Tests. We perform an annual impairment test of our goodwill as of the first day of our fourth quarter of each fiscal year, and more frequently if we believe indicators of impairment exist. Following our fiscal year end change, we made a corresponding change to our annual impairment assessment date and continued to perform our annual impairment test on the first day of our fourth quarter, which was October 3, 2020 for fiscal 2020 and October 2, 2021 for fiscal 2021.

We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is our business segment level or one level below the business segment. Some of our segments are comprised of several reporting units. Allocation of goodwill to several reporting units could make it more likely that we will have an impairment charge in the future. An impairment charge to any one of our reporting units could have a material impact on our financial condition and results of operations.
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
We performed our annual impairment test of all of our reporting units’ goodwill as of October 2, 2021 and concluded that for each of our reporting units no impairment existed. As of October 2, 2021, the fair value of our Broadband reporting unit exceeded its carrying value, which included $1.9 billion of goodwill, by 16 percent. Although no impairment exists for the Broadband reporting unit, an impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of the reporting units; changes to U.S. Government spending priorities or ability to win competitively awarded contracts; the rescission of significant contract awards as a result of competitors protesting or challenging contracts awarded to us; or a sharp increase in interest rates without a corresponding increase in future revenue.
Fiscal 2020 Impairment Tests. Indications of potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit (which is part of our Aviation Systems segment) were present at April 3, 2020 due to COVID and its impact on global air traffic and customer operations, resulting in a decrease in fiscal 2020 outlook for the reporting unit, which we considered to be a triggering event requiring an interim impairment test. Consequently, in connection with the preparation of our financial statements for the quarter ended April 3, 2020, we performed a quantitative impairment test. To test for potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit, we prepared an estimate of the fair value of the reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. Given the level of uncertainty in the outlook for the commercial aviation industry caused by the impact of COVID on global air traffic, our methodology for determining the fair value of the reporting unit placed the greatest weight on the expected fair value technique, and was dependent on our best estimates of future sales, operating costs and balance sheet metrics under a range of scenarios for future economic conditions. We assigned a probability to each scenario to calculate a set of probability-weighted projected cash flows, and an appropriate discount rate reflecting the risk in the projected cash flows was used to discount the expected cash flows to present value.
As a result of this impairment test, we concluded that goodwill related to our Commercial Aviation Solutions reporting unit was impaired as of April 3, 2020 and recorded non-cash goodwill impairment charges of $296 million in the first quarter of fiscal 2020.
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
We also performed our annual impairment test of all of our other reporting units goodwill as of October 3, 2020 and concluded that the estimated fair values for each of our other reporting units exceeded their carrying values by greater than 10 percent. As of January 1, 2021, the Commercial Aviation Solutions reporting unit had $847 million of goodwill and the estimated fair value approximated the carrying value of the reporting unit.
See Note 9: Goodwill in the Notes for additional information.
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
We assess the recoverability of finite-lived identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows of the assets. If the sum of expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. See Note 4: Business Combination and Note 10: Intangible Assets in the Notes for additional information.
Income Taxes
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We have not made any material changes in the methodologies used to determine our tax valuation allowances during fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 or fiscal 2019.
Our Consolidated Balance Sheet as of December 31, 2021 included deferred tax assets of $85 million and deferred tax liabilities of $1.3 billion. This compares with deferred tax assets of $119 million and deferred tax liabilities of $1.2 billion as of January 1, 2021. For all jurisdictions in which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $257 million as of December 31, 2021 compared with $165 million as of January 1, 2021. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions, or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.
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
As of December 31, 2021, we had $587 million of unrecognized tax benefits, of which $488 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. As of January 1, 2021, we had $542 million of unrecognized tax benefits, of which $453 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.
It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefits during the course of the next twelve months as ongoing tax examinations continue, other tax examinations commence or various statutes of limitations expire. However, an estimate of the range of possible changes cannot be made for remaining unrecognized tax benefits because of the significant number of jurisdictions in which we do business and the number of open tax periods. See Note 22: Income Taxes in the Notes for additional information.
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
•The effects of COVID could have a material adverse effect on our business operations, financial condition, results of operations, cash flows and equity.
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
•Unforeseen environmental issues, including regulations related to GHG emissions or change in customer sentiment related to environmental sustainability, could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page
Management’s Report on Internal Control Over Financial Reporting	64
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42) on the Consolidated Financial Statements	65
Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	68
Consolidated Statement of Income — Fiscal Years Ended December 31, 2021 and January 1, 2021, Two Quarters Ended January 3, 2020, and Fiscal Year Ended June 28, 2019	69
Consolidated Statement of Comprehensive Income — Fiscal Years Ended December 31, 2021 and January 1, 2021, Two Quarters Ended January 3, 2020, and Fiscal Year Ended June 28, 2019	70
Consolidated Balance Sheet — December 31, 2021 and January 1, 2021	71
Consolidated Statement of Cash Flows — Fiscal Years Ended December 31, 2021 and January 1, 2021, Two Quarters Ended January 3, 2020, and Fiscal Year Ended June 28, 2019	72
Consolidated Statement of Equity — Fiscal Years Ended December 31, 2021 and January 1, 2021, Two Quarters Ended January 3, 2020, and Fiscal Year Ended June 28, 2019	73
Notes to Consolidated Financial Statements	74

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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 68 of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of L3Harris Technologies, Inc. (the Company) as of December 31, 2021 and January 1, 2021, the related consolidated statements of income, comprehensive income, cash flows and equity for each of the two years in the period ended December 31, 2021, the two quarters ended January 3, 2020, and the year ended June 28, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and January 1, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, the two quarters ended January 3, 2020, and the year ended June 28, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

Cost estimation for revenue recognition on development and production contracts
Description of the Matter	As described in Note 1 of the consolidated financial statements, the Company recognized revenue for certain of its development and production contracts over time, typically using a percentage of completion cost-to-cost method, which required estimates of costs at completion for each contract. At the outset of each contract, the Company gauges its complexity and perceived risks and establishes an estimated total cost at completion with these expectations. After establishing the estimated cost at completion, the Company reviews the progress and performance on its ongoing contracts at least quarterly and updates the estimated total cost at completion. Such estimates are subject to change during the performance of the contract and significant changes in estimates could have a material effect on the Company’s results of operations.

Auditing the cost estimation for development and production contracts involved subjective auditor judgment because the Company’s development of the estimated total cost at completion required estimates of the cost of the work to be completed based on the Company’s underlying assumptions around achieving the technical, schedule, and cost aspects of its contracts. In determining the estimates of the cost of the work to be completed, the Company considered the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Estimates of total cost at completion were also affected by management’s assessment of the current status of the contract and expectation for performance on the contract, as well as historical experience.
How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s accounting for cost estimation for development and production contracts. For example, we tested certain controls over management’s review of the estimate at completion analyses and the significant assumptions underlying the estimated total costs at completion. We also tested certain of management’s controls to validate that the data used in the estimate at completion analyses was complete and accurate.
To test the cost estimation for development and production contracts, our audit procedures included, among others, obtaining an understanding of the contract, meeting with program management to confirm our understanding of the risks associated with the arrangement and the current contract performance, review of customer correspondence and contractual milestones, and comparing cost estimates to historical cost experience with similar contracts, when applicable. Additionally, we obtained an understanding of the Company’s past performance of estimating total costs at completion by reviewing changes in the cost estimates from previous periods and reviewing the overall accuracy of management’s cost to completion estimations through lookback analyses.

Valuation of Goodwill
Description of the Matter	At December 31, 2021, the Company’s goodwill was $18 billion. As more fully described in Note 1 to the consolidated financial statements, the Company tests goodwill for impairment annually (or under certain circumstances, more frequently) at the reporting unit level using either a qualitative or quantitative assessment. Under the quantitative assessment to test for goodwill impairment, the Company compares the fair value of a reporting unit to its carrying amount, including goodwill. Generally, the Company estimates the fair value of its reporting units using a combination of a discounted cash flows analysis and market-based valuation methodologies.

Auditing the Company’s quantitative goodwill impairment tests involved subjective auditor judgment due to the significant estimation required by management in the valuation models used to determine the fair value of the reporting units. The significant estimation involved the sensitivity of the underlying assumptions used in the valuation models, including changes in the weighted average cost of capital, projected revenue growth rates, projected operating margins, and terminal growth rate. These assumptions relate to the expected future operating performance of the Company’s reporting units, are forward-looking, and are sensitive to and affected by economic, industry and company-specific qualitative factors.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant internal controls over the Company’s goodwill impairment review process, including controls over management’s review of significant assumptions used in the valuation models. We also tested management’s controls to validate that the data used in the valuation models was complete and accurate.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the valuation methodologies used by the Company, involving our valuation specialists to assist in testing the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data the Company used in its valuation analyses. For example, we compared the significant assumptions used by management to current industry, market and economic trends, the historical results of the reporting units, and other relevant factors. We also assessed the historical accuracy of management’s valuation estimates and performed sensitivity analyses of significant assumptions used in the impairment tests to evaluate the change in the fair value of the reporting unit resulting from changes in the significant assumptions.

In addition, we reviewed the reconciliation of the fair value of the reporting units based on the annual impairment test to the market capitalization of the Company.

We have served as the Company’s auditor since at least 1932, but we are unable to determine the specific year.
/s/ Ernst & Young LLP
Orlando, Florida
February 25, 2022

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited L3Harris Technologies, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L3Harris Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and January 1, 2021, the related consolidated statements of income, comprehensive income, cash flows and equity for each of the two years in the period ended December 31, 2021, the two quarters ended January 3, 2020 and for the year ended June 28, 2019 and the related notes and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ Ernst & Young LLP
Orlando, Florida
February 25, 2022

CONSOLIDATED STATEMENT OF INCOME

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions, except per share amounts)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Revenue from product sales and services
Revenue from product sales	$13,156	$13,581	$6,908	$5,638
Revenue from services	4,658	4,613	2,355	1,163
	17,814	18,194	9,263	6,801
Cost of product sales and services
Cost of product sales	(9,007)	(9,464)	(4,996)	(3,615)
Cost of services	(3,431)	(3,422)	(1,730)	(852)
	(12,438)	(12,886)	(6,726)	(4,467)
Engineering, selling and administrative expenses	(3,280)	(3,315)	(1,881)	(1,242)
Business divestiture-related gains (losses)	220	(51)	229	—
Impairment of goodwill and other assets	(207)	(767)	(46)	—
Non-operating income	439	401	192	188
Interest expense, net	(265)	(254)	(123)	(167)
Income from continuing operations before income taxes	2,283	1,322	908	1,113
Income taxes	(440)	(234)	(73)	(160)
Income from continuing operations	1,843	1,088	835	953
Discontinued operations, net of income taxes	(1)	(2)	(1)	(4)
Net income	1,842	1,086	834	949
Noncontrolling interests, net of income taxes	4	33	(12)	—
Net income attributable to L3Harris Technologies, Inc.	$1,846	$1,119	$822	$949

Amount attributable to L3Harris Technologies, Inc. common shareholders
Income from continuing operations	$1,847	$1,121	$823	$953
Discontinued operations, net of income taxes	(1)	(2)	(1)	(4)
Net income	$1,846	$1,119	$822	$949

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic
Continuing operations	$9.17	$5.24	$3.72	$8.06
Discontinued operations	—	(0.01)	—	(0.03)
	$9.17	$5.23	$3.72	$8.03
Diluted
Continuing operations	$9.09	$5.19	$3.68	$7.89
Discontinued operations	—	—	(0.01)	(0.03)
	$9.09	$5.19	$3.67	$7.86
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Net income	$1,842	$1,086	$834	$949
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net of income taxes	(63)	16	25	(7)
Net unrealized loss on hedging derivatives, net of income taxes	(3)	(31)	(17)	(18)
Net unrecognized gain (loss) on postretirement obligations, net of income taxes	758	(313)	178	(480)
Other comprehensive income (loss), recognized during the period	692	(328)	186	(505)
Reclassification adjustments for losses (gains) included in net income	1	(3)	13	—
Other comprehensive income (loss), net of income taxes	693	(331)	199	(505)
Total comprehensive income	2,535	755	1,033	444
Comprehensive loss (income) attributable to noncontrolling interests	4	33	(12)	—
Total comprehensive income attributable to L3Harris Technologies, Inc.	$2,539	$788	$1,021	$444
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED BALANCE SHEET

(In millions, except shares)	December 31, 2021	January 1, 2021

Assets
Current Assets
Cash and cash equivalents	$941	$1,276
Receivables, net	1,045	1,344
Contract assets	3,021	2,437
Inventories	982	973
Inventory prepayments	48	61
Income taxes receivable	98	295
Other current assets	224	246
Assets of disposal group held for sale	—	35
Total current assets	6,359	6,667
Non-current Assets
Property, plant and equipment, net	2,101	2,102
Operating lease right-of-use assets	769	766
Goodwill	18,189	18,876
Other intangible assets, net	6,640	7,908
Deferred income taxes	85	119
Other non-current assets	566	522
Total non-current assets	28,350	30,293
	$34,709	$36,960
Liabilities and Equity
Current Liabilities
Short-term debt	$2	$2
Accounts payable	1,767	1,406
Contract liabilities	1,297	1,198
Compensation and benefits	444	496
Other accrued items	1,002	1,068
Income taxes payable	28	49
Current portion of long-term debt, net	11	8
Liabilities of disposal group held for sale	—	13
Total current liabilities	4,551	4,240
Non-current Liabilities
Defined benefit plans	614	1,906
Operating lease liabilities	768	734
Long-term debt, net	7,048	6,943
Deferred income taxes	1,344	1,237
Other long-term liabilities	1,065	1,059
Total non-current liabilities	10,839	11,879
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 193,511,401 and 208,230,353 shares at December 31, 2021 and January 1, 2021, respectively	194	208
Other capital	16,248	19,008
Retained earnings	2,917	2,347
Accumulated other comprehensive loss	(146)	(839)
Total shareholders’ equity	19,213	20,724
Noncontrolling interests	106	117
Total equity	19,319	20,841
	$34,709	$36,960
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Operating Activities
Net income	$1,842	$1,086	$834	$949
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	627	709	289	115
Depreciation and other amortization	340	323	153	143
Share-based compensation	129	94	125	58
Share-based matching contributions under defined contribution plans	219	216	102	83
Qualified pension plan contributions	(6)	(8)	(328)	(1)
Pension and other postretirement benefit plan income	(375)	(321)	(129)	(150)
Gain on pension plan curtailment	(1)	—	(23)	—
Impairment of goodwill and other assets	244	767	46	—
Business divestiture-related (gains) losses	(220)	51	(229)	—
Gain on sale of property, plant and equipment	—	(22)	—	—
Deferred income taxes	(114)	(215)	—	44
(Increase) decrease in:
Accounts receivable	217	(250)	74	(9)
Contract assets	(820)	(116)	15	(25)
Inventories	(68)	60	158	(1)
Prepaid expenses and other current assets	23	57	127	2
Increase (decrease) in:
Accounts payable	430	173	(148)	(84)
Contract liabilities	178	14	—	124
Compensation and benefits	(44)	43	(28)	19
Other accrued items	20	41	(128)	(95)
Income taxes	190	61	47	(23)
Other	(124)	27	(18)	36
Net cash provided by operating activities	2,687	2,790	939	1,185
Investing Activities
Net cash acquired in L3Harris Merger	—	—	1,130	—
Additions to property, plant and equipment	(342)	(368)	(173)	(161)
Proceeds from sale of property, plant and equipment, net	7	91	—	—
Proceeds from sales of businesses, net	1,729	1,040	343	—
Proceeds from sale of asset group	10	—	20	—
Other investing activities	(10)	(12)	—	2
Net cash provided by (used in) investing activities	1,394	751	1,320	(159)
Financing Activities
Net proceeds from borrowings	6	901	396	27
Repayments of borrowings	(13)	(931)	(505)	(308)
Payments of interest rate derivative obligations	—	(113)	(32)	—
Proceeds from exercises of employee stock options	97	56	109	50
Repurchases of common stock	(3,675)	(2,290)	(1,500)	(200)
Cash dividends	(817)	(725)	(337)	(325)
Tax withholding payments associated with vested share-based awards	(5)	(4)	(86)	(24)
Other financing activities	(6)	(6)	(16)	(1)
Net cash used in financing activities	(4,413)	(3,112)	(1,971)	(781)
Effect of exchange rate changes on cash and cash equivalents	(3)	23	6	(3)
Net (decrease) increase in cash and cash equivalents	(335)	452	294	242
Cash and cash equivalents, beginning of period	1,276	824	530	288
Cash and cash equivalents, end of period	$941	$1,276	$824	$530
See accompanying Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF EQUITY

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity

Balance at June 29, 2018	$118	$1,714	$1,648	$(202)	$—	$3,278
Net income	—	—	949	—	—	949
Other comprehensive income, net of income taxes	—	—	—	(505)	—	(505)
Shares issued under stock incentive plans	1	49	—	—	—	50
Shares issued under defined contribution plans	1	82	—	—	—	83
Share-based compensation expense	—	57	—	—	—	57
Tax withholding payments on share-based awards	—	(24)	—	—	—	(24)
Repurchases and retirement of common stock	(1)	(100)	(99)	—	—	(200)
Cash dividends ($2.74 per share)	—	—	(325)	—	—	(325)
Balance at June 28, 2019	119	1,778	2,173	(707)	—	3,363
Net income	—	—	822	—	12	834
Other comprehensive income, net of income taxes	—	—	—	199	—	199
Shares issued for L3Harris Merger	104	19,696	—	—	—	19,800
Shares issued under stock incentive plans	2	107	—	—	—	109
Shares issued under defined contribution plans	—	101	—	—	—	101
Share-based compensation expense	—	122	—	—	—	122
Tax withholding payments on share-based awards	—	(86)	—	—	—	(86)
Repurchases and retirement of common stock	(7)	(1,018)	(475)	—	—	(1,500)
Cash dividends ($1.50 per share)	—	—	(337)	—	—	(337)
Fair value of noncontrolling interest recognized in purchase accounting	—	—	—	—	155	155
Other	—	(6)	—	—	(10)	(16)
Balance at January 3, 2020	218	20,694	2,183	(508)	157	22,744
Net income	—	—	1,119	—	(33)	1,086
Other comprehensive income, net of income taxes	—	—	—	(331)	—	(331)
Shares issued under stock incentive plans	1	55	—	—	—	56
Shares issued under defined contribution plans	1	215	—	—	—	216
Share-based compensation expense	—	93	—	—	—	93
Tax withholding payments on share-based awards	—	(4)	—	—	—	(4)
Repurchases and retirement of common stock	(12)	(2,046)	(232)	—	—	(2,290)
Cash dividends ($3.40 per share)	—	—	(725)	—	—	(725)
Other	—	1	2	—	(7)	(4)
Balance at January 1, 2021	208	19,008	2,347	(839)	117	20,841
Net income	—	—	1,846	—	(4)	1,842
Other comprehensive income, net of income taxes	—	—	—	693	—	693
Shares issued under stock incentive plans	1	96	—	—	—	97
Shares issued under defined contribution plans	1	218	—	—	—	219
Share-based compensation expense	—	129	—	—	—	129
Tax withholding payments on share-based awards	—	(5)	—	—	—	(5)
Repurchases and retirement of common stock	(17)	(3,199)	(459)	—	—	(3,675)
Cash dividends ($4.08 per share)	—	—	(817)	—	—	(817)
Other	1	1	—	—	(7)	(5)
Balance at December 31, 2021	$194	$16,248	$2,917	$(146)	$106	$19,319
See accompanying Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Organization — L3Harris Technologies, Inc., together with its subsidiaries, is an agile global aerospace and defense technology innovator, delivering end-to-end solutions that meet customers’ mission-critical needs. We provide advanced defense and commercial technologies across space, air, land, sea and cyber domains. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of December 31, 2021, we had approximately 47,000 employees, including approximately 19,000 engineers and scientists.
Principles of Consolidation — Our Consolidated Financial Statements include the accounts of L3Harris Technologies, Inc. and its consolidated subsidiaries. As used in these Notes to the Consolidated Financial Statements (these “Notes”), the terms “L3Harris,” “Company,” “we,” “our” and “us” refer to L3Harris Technologies, Inc. and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated.
Amounts contained in this Report may not always add to totals due to rounding.
L3Harris Merger — See Note 4: Business Combination in these Notes for information related to the business combination in which Harris Corporation (“Harris”) and L3 Technologies, Inc. (“L3”) combined their respective businesses in an all-stock merger that resulted in our combined Company, L3Harris Technologies, Inc.
Due to the L3Harris Merger (as defined in Note 4: Business Combination in these Notes), which closed on June 29, 2019, the fiscal years ended December 31, 2021 and January 1, 2021 and two quarters ended January 3, 2020 reflect the results of the combined Company, while the fiscal year ended June 28, 2019 reflects the results of only Harris operating businesses.
Organizational Structure — We implemented a new organizational structure effective June 29, 2019, resulting in changes to our operating or reportable segments, which are referred to as our business segments. During the quarter ended April 3, 2020, we further adjusted our segment reporting to better align our businesses and transferred two businesses between our Integrated Mission Systems and Space & Airborne Systems segments. The historical results, discussion and presentation of our business segments as set forth in the accompanying Consolidated Financial Statements and these Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these changes. See Note 27: Subsequent Events in these Notes for information regarding our new structure effective in fiscal 2022.
Divestitures — See Note 3: Business Divestitures and Asset Sales in these Notes for information regarding the divestitures and other asset sales by us in fiscal 2021, fiscal 2020 and the two quarters ended January 3, 2020.
Fiscal Year — Through fiscal 2019, our fiscal year ended on the Friday nearest June 30. Commencing with the period from June 29, 2019 through January 3, 2020 (“Fiscal Transition Period”), our fiscal year ends on the Friday nearest December 31. Each of our fiscal years ended December 31, 2021 and January 1, 2021 included 52 weeks. Our Fiscal Transition Period included 27 weeks and our fiscal year ended June 28, 2019 included 52 weeks. The unaudited prior four quarter period results for the comparative period ended January 3, 2020 included 53 weeks and the unaudited prior two quarters period results for the comparative period ended December 28, 2018 included 26 weeks. See Note 26: Transition Period Comparative Data (Unaudited) in these Notes for additional information.
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
Reclassifications — The classification of certain prior-year amounts have been adjusted in our Consolidated Financial Statements to conform to current-year classifications. Reclassifications include finance lease liabilities that were previously included in the “Other accrued items” and “Other long-term liabilities” line items and are now reflected in the “Current portion of long-term debt, net” and “Long-term debt, net” line items in our Consolidated Balance Sheet.
Supplemental Cash Flow Information — Non-cash investing and financing activities during fiscal 2021 included a $260 million right-of-use asset we obtained in exchange for a corresponding operating lease liability. These non-cash investing and financing activities are excluded from the “Other investing” and “Other financing” line items in our Consolidated Statement of Cash Flows. Right-of-use assets for operating leases are included in the “Operating lease right-of-use assets” line item and the corresponding operating lease liabilities are included in the “Other accrued items” and “Operating lease liabilities” line items in our Consolidated Balance Sheet.

Non-cash investing and financing activities during fiscal 2021 included a $120 million right-of-use asset we obtained in exchange for a corresponding finance lease liability. These non-cash investing and financing activities are excluded from the “Additions of property, plant and equipment” and “Net proceeds from borrowings” line items in our Consolidated Statement of Cash Flows. Right-of-use assets for finance leases are included in the “Property, plant and equipment, net” line item and the corresponding finance lease liabilities are included in the “Current portion of long-term debt, net” and “Long-term debt, net” line items in our Consolidated Balance Sheet.
There were no material non-cash investing or financing activities during fiscal 2020.
Cash and Cash Equivalents — Cash and cash equivalents include cash at banks and temporary cash investments with a maturity of three or fewer months when purchased. These investments include accrued interest and are carried at the lower of cost or market.
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
Accounts Receivable — We record receivables at net realizable value and they generally do not bear interest. This value includes an allowance for estimated uncollectible accounts to reflect any loss anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. We calculate this allowance at inception based on expected loss over the life of the receivable. We consider historical write-offs by customer, level of past due accounts and economic status of the customers. A receivable is considered delinquent if it is unpaid after the term of the related invoice has expired. Write-offs are recorded at the time a customer receivable is deemed uncollectible. See Note 5: Receivables, Net in these Notes for additional information regarding accounts receivable.
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
Costs to Obtain or Fulfill a Contract — Costs to obtain a contract are incremental direct costs incurred to obtain a contract with a customer, including sales commissions and dealer fees, and are capitalized if material. Costs to fulfill a contract include costs directly related to a contract or specific anticipated contract (for example, mobilization, set-up and certain design costs) that generate or enhance our ability to satisfy our performance obligations under these contracts. These costs are capitalized to the extent they are expected to be recovered from the associated contract. Capitalized costs to obtain or fulfill a contract are amortized to expense over the expected period of benefit for contracts with terms greater than one year on a systematic basis that is consistent with the pattern of transfer of the associated goods and services to the customer. As a practical expedient, capitalized costs to obtain or fulfill a contract with a term of one year or less are expensed as incurred. Capitalized costs to obtain or fulfill a contract included in the “Other current assets” and “Other non-current assets” line items in our Consolidated Balance Sheet were $11 million and $26 million, respectively, at December 31, 2021 and $14 million and $35 million, respectively, at January 1, 2021.
Property, Plant and Equipment — Property, plant and equipment are carried on the basis of cost and include software capitalized for internal use. Depreciation of buildings, machinery and equipment is computed by the straight-line and accelerated methods. The estimated useful lives of buildings, including leasehold improvements, generally range between 2 and 50 years. The estimated useful lives of machinery and equipment generally range between 2 and 15 years. Amortization of internal-use software begins when the software is put into service and is based on the expected useful life of the software. The useful lives over which we amortize internal-use software generally range between 3 and 10 years. See Note 8: Property, Plant and Equipment, Net in these Notes for additional information regarding property, plant and equipment.
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
To test goodwill for impairment, we may perform both qualitative and quantitative assessments. If we elect to perform a qualitative assessment for a certain reporting unit, we evaluate events and circumstances impacting the reporting unit to determine the probability that goodwill is impaired. If we determine it is more-likely-than-not that the fair value of  the reporting unit is less than its carrying amount, we measure any loss from an impairment by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired, and an impairment loss is recognized in an amount equal to that excess. See Note 3: Business Divestitures and Asset Sales, Note 4: Business Combination and Note 9: Goodwill in these Notes for additional information regarding goodwill.
Long-Lived Assets, Including Intangible Assets — Long-lived assets, including finite-lived intangible assets, are amortized to expense over their useful lives either according to the underlying economic benefit as reflected by future net cash inflows or on a straight-line basis depending on the nature of the asset. We assess the recoverability of the carrying value of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. Indefinite-lived intangible assets are not amortized, but are tested annually for impairment. This testing compares the fair value of the asset to its carrying amount, and, when appropriate, the carrying amount of these assets is reduced to its fair value. See Note 8: Property, Plant and Equipment, Net and Note 10: Intangible Assets in these Notes for additional information regarding long-lived assets and intangible assets.
Leases — We recognize right-of-use (“ROU”) assets and lease liabilities in our Consolidated Balance Sheet for operating and finance leases under which we are the lessee. As a practical expedient, leases with a term of twelve months or less (including reasonably certain extension periods) and leases with expected lease payments of less than $250 thousand are expensed as incurred. Also as a practical expedient, we did not reassess lease classification for contracts in existence or expired prior to our adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as amended (“ASC 842”) on June 29, 2019, and we continue to account for these leases in accordance with Topic 840.
Operating lease assets and finance lease assets are included in the “Operating lease right-of-use assets” and “Property, plant and equipment, net” line items, respectively, in our Consolidated Balance Sheet. Operating lease liabilities and finance lease liabilities for obligations due within twelve months are included in the “Other accrued items” line item in our Consolidated Balance Sheet. Operating lease liabilities and finance lease liabilities for obligations due longer than twelve months are included in the “Operating lease liabilities” and “Other long-term liabilities” line items, respectively, in our Consolidated Balance Sheet.
ROU assets and lease liabilities are recognized based on the present value of future lease payments. Lease payments primarily include base rent. We have some lease payments that are based on an index and changes to the index are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. Our lease payments also include non-lease components such as real estate taxes and common-area maintenance costs. As a practical expedient, we account for lease and non-lease components as a single component. For certain leases, the non-lease components are variable and are therefore excluded from lease payments to determine the ROU asset. The present value of future lease payments is determined using our incremental borrowing rate at lease commencement over the expected lease term. We use our incremental borrowing rate because our leases do not provide an implicit lease rate. The expected lease term represents the number of years we expect to lease the property, including options to extend or terminate the lease when it is reasonably certain that we will exercise the option.
Operating lease expense is recognized as an operating cost on a straight-line basis over the expected lease term in our Consolidated Statement of Income. For finance leases, the asset is amortized on a straight-line basis over the lease term, and interest on the lease liability is recognized in interest expense.
We are a lessor for certain flight simulators and aircraft which meet the criteria for operating lease classification. Lease income associated with these leases was not material in fiscal 2021, fiscal 2020 or the two quarters ended January 3, 2020.
See Note 18: Lease Commitments in these Notes for additional information regarding leases.
Other Assets and Liabilities — No assets within the “Other current assets” or “Other non-current assets” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current assets or total assets, respectively, at December 31, 2021 or January 1, 2021. No accrued liabilities or expenses within the “Other accrued items” or “Other long-term liabilities” line items in our Consolidated Balance Sheet exceeded 5 percent of our total current liabilities or total liabilities, respectively, at December 31, 2021 or January 1, 2021.
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
Standard Warranties — We record estimated standard warranty costs in the period that control of the related products transfers to the customer. Factors that affect the estimated cost for warranties include the terms of the contract, the type and complexity of the delivered product, number of installed units, historical experience and management’s assumptions regarding anticipated rates of warranty claims and cost per claim. Our standard warranties start from the shipment, delivery or customer acceptance date and continue as follows:

Segment	Average Warranty Period
Integrated Mission Systems	One to three years
Space & Airborne Systems	One to three years
Communication Systems	One to five years
Aviation Systems	One to two years
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
Restructuring and Other Exit Costs — We record restructuring and other exit costs at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period. These costs are included as a component of the “Engineering, selling and administrative expenses” line items in our Consolidated Statement of Income. Restructuring payments and charges were not material for fiscal 2021 and liabilities outstanding related to restructuring actions were not material at December 31, 2021.
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
•Our performance creates or enhances an asset (for example, work in process) that the customer controls as the asset is created or enhanced; or
•Our performance does not create an asset with an alternative use to us and we have an enforceable right to payment for performance completed to date.
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

Net EAC adjustments had the following impact to earnings for the periods presented:

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions, except per share amounts)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Net EAC adjustments, before income taxes	$304	$400	$137	$17
Net EAC adjustments, net of income taxes	228	300	103	13
Net EAC adjustments, net of income taxes, per diluted share	1.12	1.39	0.46	0.10
Revenue recognized from performance obligations satisfied in prior periods was $402 million, $493 million, $170 million and $59 million in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively.
Bill-and-Hold Arrangements: For certain contracts, the finished product may temporarily be stored at our location under a bill-and-hold arrangement. Revenue is recognized on bill-and-hold arrangements at the point in time when the customer obtains control of the product and all of the following criteria have been met: the arrangement is substantive (for example, the customer has requested the arrangement); the product is identified separately as belonging to the customer; the product is ready for physical transfer to the customer; and we do not have the ability to use the product or direct it to another customer. In determining when the customer obtains control of the product, we consider certain indicators, including whether we have a present right to payment from the customer, whether title and/or significant risks and rewards of ownership have transferred to the customer and whether customer acceptance has been received (in the case of arrangements with customer acceptance provisions).
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
Retirement and Post-Employment Benefits — Defined benefit plans that we sponsor are accounted for as defined benefit pension and other postretirement defined benefit plans (collectively referred to as “defined benefit plans”). Accordingly, the funded or unfunded position of each defined benefit plan is recorded in our Consolidated Balance Sheet. Actuarial gains and losses and prior service costs or credits that have not yet been recognized through income are recorded in the “Accumulated other comprehensive loss” line item within equity in our Consolidated Balance Sheet, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to defined benefit plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, the rate of future compensation increases, mortality, termination and health care cost trend rates. We develop each assumption using relevant Company experience in conjunction with market-related data. Actuarial assumptions are reviewed annually with third-party consultants and adjusted as appropriate. For the recognition of net periodic benefit cost, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last five years, to be phased in over five years. Actual results that differ from our assumptions are accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants. The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date. The measurement date for valuing defined benefit plan assets and obligations is the end of the month closest to our fiscal year end.
We record the service cost component of net periodic benefit income in the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Consolidated Statement of Income. The non-service cost components of net periodic benefit income are included in the “Non-operating income” line item in our Consolidated Statement of Income.
We also provide retirement benefits to many of our U.S.-based employees through defined contribution retirement plans, including 401(k) plans and certain non-qualified deferred compensation plans. The defined contribution retirement plans have matching and savings elements. Company contributions to the retirement plans are based on employees’ savings with no other funding requirements. We may make additional contributions to the retirement plans at our discretion. Retirement and postretirement benefits also include unfunded limited healthcare plans for U.S.-based retirees and employees on long-term disability. We estimate benefits for these plans using actuarial valuations that are based, in part, on certain key assumptions we make, including the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases, healthcare cost trend rates and employee turnover and mortality, each appropriately based on the nature of the plans. We accrue the cost of these benefits during an employee’s active service life, except in the case of our healthcare plans for disabled employees, the costs of which we accrue when the disabling event occurs.
See Note 14: Pension and Other Postretirement Benefits in these Notes for additional information regarding our defined benefit plans.

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
As of December 31, 2021, we were named, and continue to be named, as a potentially responsible party at 82 sites where future liabilities could exist. These sites included 8 sites owned by us, 63 sites associated with our former and current locations or operations and 11 hazardous waste treatment, storage or disposal facility sites not owned by us that contain hazardous substances allegedly attributable to us from past operations.
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was $115 million. The current portion of our estimated environmental liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet.
The relevant factors we considered in estimating our potential liabilities under applicable environmental statutes and regulations included some or all of the following as to each site: incomplete information regarding particular sites and other potentially responsible parties; uncertainty regarding the extent of investigation or remediation; our share, if any, of liability for such conditions; the selection of alternative remedial approaches; changes in environmental standards and regulatory requirements; probable insurance proceeds; cost-sharing agreements with other parties and potential indemnification from successor and predecessor owners of these sites. We do not believe that any uncertainties regarding these relevant factors will materially affect our potential liability under applicable environmental statutes and regulations. We believe the total amount accrued is appropriate based on existing facts and circumstances, although we note the total amount accrued may increase or decrease in future years.
Financial Guarantees and Commercial Commitments — Financial guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions. As of December 31, 2021, we did not have material financial guarantees and there were no such contingent commitments accrued for in our Consolidated Balance Sheet.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers.
Financial Instruments and Risk Management — In the normal course of business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. We may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. We recognize all derivatives in our Consolidated Balance Sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. We do not hold or issue derivatives for speculative trading purposes. See Note 19: Derivative Instruments and Hedging Activities in these Notes for additional information regarding our use of derivative instruments.
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
Business Segments — We evaluate each business segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes, including pension income and excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in Note 24: Business Segments in these Notes represents the elimination of intersegment sales. Corporate expenses are primarily allocated to our business segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. The “Unallocated corporate department expense, net” line items in Note 24: Business Segments in these Notes represents the portion of corporate expenses not allocated to our business segments or elimination of intersegment profits. The “Pension adjustment” line item in Note 24: Business Segments in these Notes represents the reconciliation of the non-service cost components of net periodic pension and postretirement benefit income, which are a component of segment operating income but are included in the “Non-operating income” line item in our Consolidated Statement of Income. The non-service cost components of net periodic pension and postretirement benefit income includes interest cost, expected return on plan assets, amortization of net actuarial gain or loss and effect of curtailments or settlements under our pension and postretirement benefit plans.
NOTE 2: ACCOUNTING CHANGES OR RECENT ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards
There have been no new accounting pronouncements which became effective during fiscal 2021 that have a material impact on our Consolidated Financial Statements.
NOTE 3: BUSINESS DIVESTITURES AND ASSET SALES
Completed Divestitures
The following table presents information regarding business divestitures and asset sales completed by us during fiscal 2021, 2020 and the two quarters ended January 3, 2020. There were no businesses divested during the fiscal year ended June 28, 2019.

(In millions)	Business Segment(1)	Date of Divestiture	Sale Price

Fiscal 2021
Narda-MITEQ business(2)	Aviation Systems	December 6, 2021	$75
ESSCO business(3)	Aviation Systems	November 26, 2021	55
Electron Devices business(4)	Aviation Systems	October 1, 2021	185
VSE disposal group(5)	Aviation Systems	July 30, 2021	20
CPS business(6)	Aviation Systems	July 2, 2021	398
Military training business(7)	Aviation Systems	July 2, 2021	1,050
			$1,783
Fiscal 2020
EOTech business(8)	Communication Systems	July 31, 2020	$42
Applied Kilovolts business(9)	Space & Airborne Systems	May 15, 2020	12
Airport security and automation business(10)	Aviation Systems	May 4, 2020	1,000
			$1,054
Two quarters ended January 3, 2020
Harris Night Vision(11)	Other non-reportable businesses	September 13, 2019	$350
Stormscope(12)	Aviation Systems	August 30, 2019	20
			$370
_______________
(1) Business segment in which the operating results of each divested business were reported through the date of divestiture.
(2) The Narda-MITEQ business manufactured component, satellite communication and radio frequency safety products for both military and commercial markets.
(3) The ESSCO business manufactured metal space frame ground radomes and composite structures.
(4) The Electron Devices and Narda Microwave-West divisions (“Electron Devices business”) manufactured microwave devices for ground-based, airborne and satellite communications and radar.

(5) The Voice Switch Enterprise disposal group (“VSE disposal group”) provided voice over internet protocol systems for air traffic management communications.
(6) The Combat Propulsion Systems and related businesses (“CPS business”) engineered, designed and manufactured engines, transmissions, suspensions and turret drive systems for tracked and wheeled combat vehicle systems.
(7) The military training business provided flight simulation solutions and training services to the U.S. Department of Defense (“DoD”) and foreign military agencies.
(8) The EOTech business manufactured holographic sighting systems, magnified field optics and accessories for military, law enforcement and commercial markets around the world.
(9) The Applied Kilovolts and Analytical Instrumentation business (“Applied Kilovolts business”) manufactured high-voltage power supplies and ion detectors for customers in fields such as biotechnology, materials science, healthcare, forensics, environmental sciences and homeland security.
(10) The Security & Detection Systems and MacDonald Humfrey Automation solutions business (“airport security and automation business”) provided solutions used by the aviation and transportation industries, regulatory and customs authorities, government and law enforcement agencies and commercial and other high-security facilities.
(11) The Harris Night Vision business was a global supplier of high-performance, vision-enhancing products for U.S. and allied military and security forces and commercial customers.
(12) The Stormscope product line (“Stormscope”) provided lightning detection systems for the aviation market.
Assets and Liabilities Held for Sale
The carrying amounts of the assets and liabilities of the VSE disposal group classified as held for sale in our Consolidated Balance Sheet at January 1, 2021 were $35 million and $13 million, respectively. There were no assets or liabilities classified as held for sale at December 31, 2021.
Income Before Income Taxes Attributable to Businesses Divested
The following table presents the amount of income before income taxes attributable to businesses divested in our Consolidated Statement of Income:

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Electron Devices business	$44	$33	$10	N/A
CPS business	53	62	15	N/A
Military training business	35	84	22	N/A
Airport security and automation business	N/A	*	27	N/A
Harris Night Vision	N/A	N/A	*	27
_________________
*Not material
Business Divestiture-Related Gains (Losses)
The “Business divestiture-related gains (losses)” line item in our Consolidated Statement of Income is comprised of the following pre-tax gains (losses) associated with businesses divested:

	Fiscal Years Ended
(In millions)	December 31, 2021	January 1, 2021

Narda-MITEQ business	$(9)	$—
ESSCO business	31	—
Electron Devices business	31	—
VSE disposal group(1)	(29)	(18)
CPS business(2)	(19)	—
Military training business	217	—
EOTech	—	2
Airport security and automation business	—	(23)
Other(3)	(2)	(12)
Total Business divestiture-related gains (losses)	$220	$(51)
_______________
(1)During the quarter ended July 3, 2020, upon classifying the VSE disposal group as held for sale, we recorded a non-cash impairment charge of $14 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2020. We recognized an $18 million non-cash remeasurement loss related to the VSE disposal group during fiscal 2020.

(2)During the quarter ended April 2, 2021, upon classifying the CPS business as held for sale, we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2021. See Note 9: Goodwill in these Notes for additional information.
(3)Reflects adjustments to the gains and losses on completed divestitures not shown above, including for fiscal 2020, $12 million for finalization of purchase price adjustments and recognition of a non-cash adjustment related to working capital, which decreased the $229 million gain initially recognized on the sale of the Harris Night Vision business divested on September 13, 2019.
There were no business divestiture-related gains (losses) during the fiscal year ended June 28, 2019.
Fair Value of Businesses and Goodwill Allocation
For purposes of allocating goodwill to the disposal groups that represented a portion of a reporting unit, we determined the fair value of each disposal group based on the respective negotiated selling price (or estimated net cash proceeds, in the case of no negotiated selling price), and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 1: Significant Accounting Policies in these Notes for additional information regarding the fair value hierarchy and see Note 9: Goodwill in these Notes for additional information regarding the impairment of goodwill related to our business divestitures.
NOTE 4: BUSINESS COMBINATION
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

Our calculation of consideration transferred is as follows:

(In millions, except exchange ratio and per share amounts)	June 29, 2019

Outstanding shares of L3 common stock as of June 28, 2019	79.63
L3 restricted stock unit awards settled in shares of L3Harris common stock	0.41
L3 performance unit awards settled in shares of L3Harris common stock	0.04
80.08
Exchange Ratio	1.30
Shares of L3Harris common stock issued for L3 outstanding common stock	104.10
Price per share of L3Harris common stock as of June 28, 2019	$189.13
Fair value of L3Harris common stock issued for L3 outstanding common stock	$19,689
Fair value of replacement restricted stock units attributable to merger consideration	10
Fair value of L3Harris stock options issued to replace L3 outstanding stock options	101
Withholding tax liability incurred for converted L3 share-based awards	45
Fair value of replacement award consideration	156
Fair value of total consideration	19,845
Less: cash acquired	(1,195)
Total net consideration transferred	$18,650
Our preliminary fair value estimates and assumptions to measure the assets acquired, liabilities assumed and noncontrolling interests in L3 were subject to change as we obtained additional information during the measurement period. We completed our accounting for the L3Harris Merger during the quarter ended July 3, 2020. The following table summarizes the initial fair value amounts recognized during the quarter ended September 27, 2019 for each major class of assets acquired or liabilities assumed and noncontrolling interests, as well as adjustments during the measurement period:

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
Additionally, we acquired certain off-market customer contracts in connection with the L3Harris Merger, and we have recorded liabilities as well as separate identifiable intangible assets for the acquisition-date fair value of the off-market components of these customer contracts. In aggregate, the acquisition-date fair value of the off-market components was a net liability of $139 million. We measured the fair value of these components as the present value of the amount by which the terms of the contract with the customer deviated from the terms that a market participant could have achieved at the Closing Date. The off-market components of these contracts will be recognized as an increase to, or reduction of, revenue as we incur costs to satisfy the associated performance obligations. We recognized $20 million, $58 million and $13 million of revenue in fiscal 2021, fiscal 2020 and the Fiscal Transition Period, respectively, for amortization of net off-market contract liabilities. Fiscal 2020 also included the cumulative effect of amortization that would have been recognized in the Fiscal Transition Period. Future estimated revenue from the amortization of net off-market contract liabilities (based on the estimated pattern of cash flows to be incurred to satisfy associated performance obligations) is as follows: $15 million in 2022, $10 million in 2023 and $23 million in 2024.
The goodwill resulting from the L3Harris Merger was primarily associated with L3’s market presence and leading positions, growth opportunities in the markets in which L3 businesses operate, experienced work force and established operating infrastructures. Most of the goodwill related to the L3Harris Merger is nondeductible for tax purposes.
See Note 9: Goodwill in these Notes for more information regarding the allocation of goodwill by business segment.
The following table provides further detail of the fair value and weighted-average amortization period of identified intangible assets acquired by major intangible asset class:

	Weighted Average Amortization Period	Total

	(In years)	(In millions)
Identifiable intangible assets acquired:
Customer relationships — government	14	$5,082
Customer relationships — commercial	15	860
Contract backlog	3	19
Trade names — divisions	9	123
Developed technologies	7	550
Total identifiable intangible assets subject to amortization	13	6,634
Trade names — corporate	indefinite	1,803
In-process research and development	N/A	21
Total identifiable intangible assets		$8,458
L3Harris Merger-related charges were as follows:

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Equity award acceleration charges, recognized upon change in control	$—	$—	$70	$—
Transaction costs, recognized as incurred	—	—	83	31
Additional cost of sales related to the fair value step-up in inventory sold	—	31	142	—
Restructuring charges, recognized as incurred	—	10	117	—
Facility consolidation costs	—	—	48	—
Integration costs, recognized as incurred	128	130	72	34
Total L3Harris Merger-related charges	$128	$171	$532	$65
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

	Four Quarters Ended	Two Quarters Ended
(In millions)	January 3, 2020	December 28, 2018

Revenue from product sales and services — as reported	$12,856	$3,208
Revenue from product sales and services — pro forma	18,097	8,404
Income from continuing operations — as reported	1,347	441
Income from continuing operations — pro forma	1,652	760
NOTE 5: RECEIVABLES, NET
Receivables, net are summarized below:

(In millions)	December 31, 2021	January 1, 2021

Accounts receivable	$1,088	$1,369
Less: allowances for collection losses	(43)	(25)
Receivables, net	$1,045	$1,344
We have two receivables sale agreements (“RSAs”) with two separate third-party financial institutions that permit us to sell, on a non-recourse basis, up to $100 million each of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSAs, which we continue to service and collect on behalf of the third-party financial institutions and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. Outstanding accounts receivable sold pursuant to the RSAs were $99.9 million at December 31, 2021, for net cash proceeds of $99.8 million. We did not have outstanding accounts receivable sold pursuant to the RSAs at January 1, 2021.
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
Contract assets and liabilities in fiscal 2021 were impacted primarily by divestitures, accelerated progress payments due to the U.S. Government’s temporary increase in the progress payment rate from 80 percent to 90 percent and the timing of contractual billing milestones. The increase in contract assets from January 1, 2021 to December 31, 2021 is primarily attributable to a $323 million increase in unbilled contract receivables associated with an aircraft missionization program within our Integrated Mission Systems segment.
Contract assets and contract liabilities are summarized below:

(In millions)	December 31, 2021	January 1, 2021

Contract assets	$3,021	$2,437
Contract liabilities, current	(1,297)	(1,198)
Contract liabilities, non-current(1)	(107)	(73)
Net contract assets	$1,617	$1,166
_______________
(1)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Consolidated Balance Sheet.
The components of contract assets are summarized below:

(In millions)	December 31, 2021	January 1, 2021

Unbilled contract receivables, gross	$4,825	$4,268
Unliquidated progress payments and advances	(1,804)	(1,831)
Contract assets	$3,021	$2,437
Impairment losses related to our contract assets were not material in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020, or fiscal 2019. In fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 and fiscal 2019, we recognized $930 million, $974 million, $776 million and $287 million, respectively, of revenue related to contract liabilities that were outstanding at the end of the respective prior fiscal year.
NOTE 7: INVENTORIES
Inventories are summarized below:

(In millions)	December 31, 2021	January 1, 2021

Finished products	$141	$136
Work in process	335	367
Raw materials and supplies	506	470
Inventories	$982	$973
NOTE 8: PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net are summarized below:

(In millions)	December 31, 2021	January 1, 2021

Land	$79	$90
Software capitalized for internal use	576	417
Buildings	1,236	1,097
Machinery and equipment	2,177	2,265
	4,068	3,869
Less: accumulated depreciation and amortization	(1,967)	(1,767)
Property, plant and equipment, net	$2,101	$2,102
Depreciation and amortization expense related to property, plant and equipment was $343 million, $318 million, $157 million and $138 million in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively.
As discussed in more detail in Note 10: Intangible Assets in these Notes, in conjunction with, and in advance of, the tests of goodwill related to our Commercial Training Solutions reporting unit (“CTS reporting unit”), we recorded an $82 million non-cash impairment charge for long-lived assets, consisting of $19 million, $56 million and $7 million of impairment charges for right-of-use assets, property, plant and equipment and marketable software, respectively, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2021.
In fiscal 2020, as discussed in more detail in Note 10: Intangible Assets in these Notes, in conjunction with, and in advance of, the tests of goodwill related to our Commercial Aviation Solutions reporting unit, we recorded a $257 million non-cash impairment charge for long-lived assets, including a $103 million impairment charge for property, plant and equipment, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2020.
NOTE 9: GOODWILL
As discussed in Note 24: Business Segments in these Notes, after the completion of the L3Harris Merger, we adjusted our segment reporting to reflect our new organizational structure effective June 29, 2019. Immediately before and after our goodwill assignments, we completed an assessment of any potential goodwill impairment under our former and new segment reporting structure and determined that no impairment existed.
The assignment of goodwill and changes in the carrying amount of goodwill, by business segment, for fiscal 2021 and 2020 were as follows:

(In millions)	Integrated Mission Systems	Space & Airborne Systems	Communication Systems	Aviation Systems	Total

Balance at January 3, 2020	$5,768	$5,131	$4,243	$4,859	$20,001
Goodwill decrease from divestitures(1)	—	(2)	(9)	(530)	(541)
Impairment of goodwill	—	(5)	—	(475)	(480)
Currency translation adjustments	(10)	(4)	1	(1)	(14)
Other (including adjustments to previously estimated fair value of assets acquired and liabilities assumed)(2)	741	112	(82)	(861)	(90)
Balance at January 1, 2021	6,499	5,232	4,153	2,992	18,876
Goodwill decrease from divestitures(1)	—	—	—	(564)	(564)
Impairment of goodwill	—	—	—	(62)	(62)
Currency translation adjustments	(14)	(30)	—	(17)	(61)
Balance at December 31, 2021	$6,485	$5,202	$4,153	$2,349	$18,189
_______________
(1)During fiscal 2021, we completed the divestiture of six businesses (Narda-Miteq business, ESSCO business, CPS business, military training business, Electron Devices business and VSE disposal group) and derecognized $564 million of goodwill as part of determining the gain or loss on the sales of these businesses. During fiscal 2020, we completed the divestiture of three businesses (airport security and automation business, Applied Kilovolts and Analytical Instrumentation business and EOTech business) and derecognized $541 million of goodwill as part of determining the gain or loss on the sales of these businesses. See Note 3: Business Divestitures and Asset Sales in these Notes for additional information regarding completed divestitures.
(2)See Note 4: Business Combination in these Notes for additional information regarding adjustments to previously estimated fair values of assets acquired and liabilities assumed.
CPS Business Impairment. During the quarter ended April 2, 2021, we determined the criteria to be classified as held for sale were met with respect to the CPS business within our Aviation Systems segment and assigned $174 million of goodwill to the disposal group on a relative fair value basis. In connection with the preparation of our financial statements for the quarter ended April 2, 2021, we concluded that goodwill related to the CPS business was impaired and we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2021. See Note 3: Business Divestitures and Asset Sales in these Notes for additional information.
Commercial Aviation Solutions Impairments. Indications of potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit (which was part of our Aviation Systems segment) were present at April 3, 2020 due tothe COVID-19 pandemic (“COVID”) and its impact on global air traffic and customer operations, resulting in a decrease in fiscal 2020 outlook for the reporting unit, which we considered to be a triggering event requiring an interim impairment test. Consequently, in connection with the preparation of our financial statements for the quarter ended April 3, 2020, we performed a quantitative impairment test. To test for potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit, we prepared an estimate of the fair value of the reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions and projected discounted cash flows. Given the level of uncertainty in the outlook for the commercial aviation industry caused by the impact of COVID on global air traffic, our methodology for determining the fair value of the reporting unit placed the greatest weight on the expected fair value technique, and was dependent on our best estimates of future sales, operating costs and balance sheet metrics under a range of scenarios for future economic conditions. We assigned a probability to each scenario to calculate a set of probability-weighted projected cash flows, and an appropriate discount rate reflecting the risk in the projected cash flows was used to discount the expected cash flows to present value.
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
As a result of these impairment tests, we concluded that goodwill and other assets related to our Commercial Aviation Solutions reporting unit were impaired as of April 3, 2020, July 3, 2020 and January 1, 2021, and we recorded the following non-cash impairment charges:
•$461 million (including $34 million attributable to noncontrolling interests) for impairment of goodwill during fiscal 2020, including $111 million recognized in the fourth quarter of fiscal 2020; and
•$257 million for impairment of long-lived assets recognized during the fourth quarter of fiscal 2020, including $113 million for identifiable assets, $103 million for property, plant and equipment, $31 million for ROU assets and $10 million for marketable software.
These charges are included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2020 and are primarily not deductible for tax purposes.
Applied Kilovolts business impairment. During the quarter ended April 3, 2020, we determined the criteria to be classified as held for sale were met with respect to the Applied Kilovolts business within our Space & Airborne Systems segment and assigned $6 million of goodwill to the Applied Kilovolts business on a relative fair value basis. In connection with the preparation of our financial statements for the quarter ended April 3, 2020, we concluded that goodwill related to the Applied Kilovolts business was impaired and recorded a non-cash impairment charge of $5 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2020.
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
NOTE 10: INTANGIBLE ASSETS, NET
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
To test for potential impairment of the long-lived assets, including identifiable intangible assets and property, plant and equipment, related to CTS, we compared the estimated future cash flows (on an undiscounted basis) to be generated from the use and hypothetical eventual disposition of the asset group to its carrying value and, as a result, we determined the carrying value of the CTS asset group was not recoverable. Next, we prepared an estimate of the fair value of CTS based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions and projected discounted cash flows. We compared the fair value of CTS to our carrying value and recorded a $145 million non-cash charge for the impairment of CTS long-lived assets, including $63 million for impairment of identifiable intangible assets, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for the fiscal year ended December 31, 2021.

During the fiscal year ended January 1, 2021, in conjunction with, and in advance of, the tests of goodwill related to our Commercial Aviation Solutions reporting unit, we also performed recoverability tests of the long-lived assets of our Commercial Aviation Solutions reporting unit, including identifiable intangible assets and property, plant and equipment. To test these long-lived assets for recoverability, we compared the estimated future cash flows (on an undiscounted basis) to be generated from the use and hypothetical eventual disposition of the asset group to its carrying value. As a result, we concluded that the long-lived assets of our Commercial Aviation Solutions reporting unit were impaired as of January 1, 2021 and we recorded a $257 million non-cash impairment charge, including $113 million for impairment of identifiable intangible assets in the fourth quarter of fiscal 2020, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2020.
Identifiable intangible assets, net are summarized below:

	December 31, 2021			January 1, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)

Customer relationships	$6,194	$1,708	$4,486	$6,863	$1,257	$5,606
Developed technologies	600	322	278	653	261	392
Contract backlog	13	13	—	19	17	2
Trade names — divisions	108	56	52	129	45	84
Other	3	3	—	3	3	—
Total identifiable intangible assets subject to amortization	6,918	2,102	4,816	7,667	1,583	6,084
In-process research and development	21	—	21	21	—	21
Trade names — corporate	1,803	—	1,803	1,803	—	1,803
Total identifiable intangible assets, net	$8,742	$2,102	$6,640	$9,491	$1,583	$7,908
_______________
(1)During fiscal 2021, we completed the divestiture of six businesses and derecognized $577 million of intangible assets as part of the gain or loss on these divestitures. During fiscal 2020, we completed the divestiture of three businesses and derecognized $296 million of intangible assets as part of the gain or loss on these divestitures. Additionally, in connection with a then-pending divestiture, we reclassified $5 million of identifiable intangible assets to “Assets of disposal group held for sale” in our Consolidated Balance Sheet at January 1, 2021. See Note 3: Business Divestitures and Asset Sales in these Notes for additional information regarding divestitures.
Amortization expense for identifiable intangible assets was $627 million, $729 million and $290 million in fiscal 2021, fiscal 2020 and the two quarters ended January 3, 2020, respectively, and primarily related to the L3Harris Merger and our acquisition of Exelis Inc. (“Exelis”). Amortization expense for identifiable intangible assets was $115 million in fiscal 2019 and primarily related to our acquisition of Exelis.
Future estimated amortization expense for identifiable intangible assets is as follows:

(In millions)

2022	$607
2023	600
2024	562
2025	516
2026	460
Thereafter	2,071
Total	$4,816

NOTE 11: ACCRUED WARRANTIES
Our liability for standard product warranties is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Consolidated Balance Sheet. Changes in our liability for standard product warranties in fiscal 2021 and 2020 were as follows:

(In millions)	December 31, 2021	January 1, 2021

Balance at the beginning of the period	$133	$112
Adjustments to previously estimated fair value of warranty liabilities assumed	—	19
Decrease from divestitures	(5)	(9)
Accruals for product warranties issued during the period	46	72
Settlements made during the period	(56)	(61)
Other, including foreign currency translation adjustments	(1)	—
Balance at the end of the period	$117	$133
NOTE 12: CREDIT ARRANGEMENTS
On June 28, 2019, we established a $2 billion, 5-year senior unsecured revolving credit facility (the “2019 Credit Facility”) by entering into a Revolving Credit Agreement (as amended, the “2019 Credit Agreement”) with a syndicate of lenders.
The 2019 Credit Agreement provides for the extension of credit to us in the form of revolving loans, including swingline loans and letters of credit, at any time and from time to time during the term of the 2019 Credit Agreement, in an aggregate principal amount at any time outstanding not to exceed $2 billion for both revolving loans and letters of credit, with a sub-limit of $140 million for swingline loans and a sub-limit of $350 million for letters of credit. Borrowings under the 2019 Credit Agreement are denominated in U.S. Dollars. The 2019 Credit Agreement includes a provision pursuant to which, from time to time, we may request that the lenders in their discretion increase the maximum amount of commitments under the 2019 Credit Agreement by an amount not to exceed $1 billion. Only consenting lenders (including new lenders reasonably acceptable to the administrative agent) will participate in any increase. In no event will the maximum amount of credit extensions available under the 2019 Credit Agreement exceed $3 billion. The proceeds of loans or letters of credit borrowings under the 2019 Credit Agreement are restricted from being used for hostile acquisitions (as defined in the 2019 Credit Agreement) or for any purpose in contravention of applicable laws. We are not otherwise restricted under the 2019 Credit Agreement from using the proceeds of loans or letters of credit borrowings under the 2019 Credit Agreement for working capital and other general corporate purposes or from using the 2019 Credit Facility to refinance existing debt and to repay maturing commercial paper issued by us from time to time. Subject to certain conditions (including the absence of any default and the accuracy of certain representations and warranties), we may borrow, prepay and re-borrow amounts under the 2019 Credit Agreement at any time during the term.
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
The 2019 Credit Agreement contains certain representations and warranties for the benefit of the administrative agent and the lenders. The 2019 Credit Agreement also contains certain affirmative covenants, and negative covenants with limitations on various transactions including a requirement that we not permit our ratio of consolidated total indebtedness (excluding defined benefit plan liabilities) to total capital, each as defined in the 2019 Credit Agreement, to be greater than 0.65:1.00. We were in compliance with the covenants in the 2019 Credit Agreement at December 31, 2021.
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
All principal amounts borrowed or outstanding under the 2019 Credit Agreement are due on June 28, 2024, unless (i) the commitments are terminated earlier either at our request or if certain events of default described in the 2019 Credit Agreement occur or (ii) the maturity date is extended pursuant to provisions allowing us, from time to time after June 28, 2020, but at least 45 days prior to the scheduled maturity date then in effect, to request that the scheduled maturity date then in effect be extended by one calendar year (with no more than one such extension permitted in any calendar year and no more than two such extensions during the term of the 2019 Credit Agreement), subject to approval by lenders holding a majority of the commitments under the 2019 Credit Agreement and satisfaction of certain conditions stated in the 2019 Credit Agreement (including the absence of any default and the accuracy of certain representations and warranties); provided, however, that all revolving loans of those lenders declining to participate in the requested extension and whose commitments under the 2019 Credit Agreement have not been replaced pursuant to customary replacement rights in our favor shall remain due and payable in full, and all commitments under the 2019 Credit Agreement of such declining lenders shall terminate, on the maturity date in effect prior to the requested extension. At December 31, 2021, we had no borrowings outstanding under the 2019 Credit Facility.

NOTE 13: DEBT
Long-Term Debt
Long-term debt, net is summarized below:

(In millions)	December 31, 2021	January 1, 2021

Variable-rate debt:
Floating rate notes, due March 10, 2023	$250	$250

Fixed-rate debt:
3.85% notes, due June 15, 2023	800	800
3.95% notes, due May 28, 2024	350	350
3.832% notes, due April 27, 2025	600	600
7.00% debentures, due January 15, 2026	100	100
3.85% notes, due December 15, 2026	550	550
6.35% debentures, due February 1, 2028	26	26
4.40% notes, due June 15, 2028	1,850	1,850
2.90% notes, due December 15, 2029	400	400
1.80% notes, due January 15, 2031	650	650
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
Total variable and fixed-rate debt	6,776	6,776
Financing lease obligations and other debt	218	91
Total debt	6,994	6,867
Plus: unamortized bond premium	93	116
Less: unamortized discounts and issuance costs	(28)	(32)
Total debt, net	7,059	6,951
Less: current portion of long-term debt, net	(11)	(8)
Total long-term debt, net	$7,048	$6,943
The potential maturities of long-term debt, including the current portion, for the five years following the end of fiscal 2021 and, in total, thereafter are: $15 million in fiscal 2022; $1,065 million in fiscal 2023; $362 million in fiscal 2024; $612 million in fiscal 2025; $662 million in fiscal 2026; and $4,278 million thereafter.
There were no repayments or issuance of fixed-rate or variable-rate debt during fiscal 2021.
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
Long-Term Debt Issued in Fiscal 2020
Fixed-rate Debt. On November 25, 2020, in order to fund the optional redemption of the 4.95% 2021 Notes as described above under “Long-Term Debt Repaid in Fiscal 2020,” we completed the issuance of $650 million in aggregate principal amount of 1.80% notes due January 15, 2031 (the “1.80% 2031 Notes”). Interest on the 1.80% 2031 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2021. At any time prior to October 15, 2030, we may redeem the 1.80% 2031 Notes, in whole or in part, at our option, at a “make-whole” redemption price equal to the greater of 100 percent of the principal amount of the 1.80% 2031 Notes or the sum of the present values of the remaining scheduled payments of the principal plus accrued interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the “Treasury Rate,” as defined in the 1.80% 2031 Notes, plus 15 basis points.

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
Long-Term Debt Issued in the Two Quarters Ended January 3, 2020
Fixed-rate Debt: On November 27, 2019, we completed the issuance of $400 million in aggregate principal amount of 2.90% notes due December 15, 2029 (the “2.90% 2029 Notes”). Interest on the 2.90% 2029 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. At any time prior to September 15, 2029, we may redeem the 2.90% 2029 Notes, in whole or in part, at our option, at a “make-whole” redemption price equal to the greater of 100 percent of the principal amount of the 2.90% 2029 Notes or the sum of the present values of the remaining scheduled payments of the principal plus accrued interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the “Treasury Rate,” as defined in the 2.90% 2029 Notes, plus 20 basis points. We will pay accrued interest on the principal amount of notes being redeemed to, but not including, the redemption date. At any time on or after September 15, 2029, we may redeem the 2.90% 2029 Notes, in whole or in part, at our option, at a redemption price equal to 100 percent of the principal amount of the notes being redeemed, plus accrued interest on the principal amount of the notes being redeemed to, but not including, the redemption date. In addition, upon change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the 2.90% 2029 Notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We incurred $3 million of debt issuance costs related to the issuance of the 2.90% 2029 Notes, which are being amortized using the effective interest rate method over the life of the 2.90% 2029 Notes, and such amortization is included as a component of the “Interest expense” line item in our Consolidated Statement of Income.
Long-Term Debt Issued in Fiscal 2018
On June 4, 2018, we completed the issuance of $850 million in aggregate principal amount of 4.40% notes due June 15, 2028 (the “New 2028 Notes”). Interest on the New 2028 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2018. At any time prior to March 15, 2028, we may redeem the New 2028 Notes, in whole or in part, at our option, at a “make-whole” redemption price equal to the greater of 100 percent of the principal amount of the New 2028 Notes or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the “Treasury Rate,” as defined in the New 2028 Notes, plus 25 basis points. We will pay accrued interest on the principal amount of notes being redeemed to, but not including, the redemption date. At any time on or after March 15, 2028, we may redeem the New 2028 Notes, in whole or in part, at our option, at a redemption price equal to 100 percent of the principal amount of the notes being redeemed, plus accrued interest on the principal amount of the notes being redeemed to, but not including, the redemption date. In addition, upon change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the New 2028 Notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We incurred $8 million of debt issuance costs related to the issuance of the New 2028 Notes, which are being amortized using the effective interest rate method over the life of the New 2028 Notes.
Long-Term Debt Issued Prior to Fiscal 2018 that Remained Outstanding at December 31, 2021
On April 27, 2015, in connection with the then-pending acquisition of Exelis, to fund a portion of the cash consideration and other amounts payable under the terms of the merger agreement and to redeem certain of our existing notes, we issued long-term fixed-rate debt securities in the aggregate amount of $2.4 billion. The principal amounts, interest rates and maturity dates of these securities that remained outstanding at December 31, 2021 were as follows:
•$600 million in aggregate principal amount of 3.832% notes due April 27, 2025 (the “2025 Notes”),
•$400 million in aggregate principal amount of 4.854% notes due April 27, 2035 (the “2035 Notes”) and
•$500 million in aggregate principal amount of 5.054% notes due April 27, 2045 (the “2045 Notes” and collectively with the 2025 Notes and 2035 Notes, the “Exelis Notes”).
Interest on each series of the Exelis Notes is payable semi-annually in arrears on April 27 and October 27 of each year, commencing October 27, 2015. The Exelis Notes are redeemable at our option up to one month prior to the scheduled maturity date at a price equal to the greater of 100 percent of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments, plus accrued interest, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus (i) 30 basis points in the case of the 2025 Notes, (ii) 35 basis points in the case of the 2035 Notes and (iii) 40 basis points in the case of the 2045 Notes. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the Exelis Notes at a price equal to 101 percent of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, excluding the date of repurchase.
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
The following table presents the carrying amounts and estimated fair values of our long-term debt:

	December 31, 2021		January 1, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt (including current portion)(1)	$7,059	$7,701	$6,951	$7,986
_______________
(1)The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.
Short-Term Debt
Our short-term debt was $2 million at both December 31, 2021 and January 1, 2021. Interest expense incurred on our short-term debt was not material in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020, or fiscal 2019.
Interest Paid
Total interest paid was $284 million, $313 million, $144 million and $170 million in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively.
NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFITS
Defined Contribution Plans
As of December 31, 2021, we sponsor numerous defined contribution savings plans, which allow our eligible employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The plans include several match contribution formulas which requires us to match a percentage of the employee contributions up to certain limits, generally totaling 6.0% of employee eligible pay. Matching contributions, net of forfeitures, charged to expense were $230 million, $225 million, $105 million and $85 million in fiscal 2021 and 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively.

Deferred Compensation Plans
We also sponsor certain non-qualified deferred compensation plans. The following table provides the fair value of our deferred compensation plan investments and liabilities by category and by fair value hierarchy level:

	December 31, 2021		January 1, 2021
(In millions)	Total	Level 1	Total	Level 1

Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$77	$77	$67	$67
Investments measured at NAV:
Corporate-owned life insurance	35		31
Total fair value of deferred compensation plan assets	$112		$98

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$6	$6	$4	$4
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	177		116
Total fair value of deferred compensation plan liabilities	$183		$120
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
Our Salaried Pension Plan (“SPP”) is our largest defined benefit pension plan, with assets valued at $8.2 billion and a projected benefit obligation of $8.6 billion as of December 31, 2021.

Balance Sheet Information
Amounts recognized in our Consolidated Balance Sheet for defined benefit pension plans and other postretirement defined benefit plans (collectively, “defined benefit plans”) reflect the funded status of our plans. The following table provides a summary of the funded status of our defined benefit plans and the presentation of such balances within our Consolidated Balance Sheet:

	December 31, 2021			January 1, 2021
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Fair value of plan assets	$9,604	$320	$9,924	$9,301	$299	$9,600
Projected benefit obligation	(10,007)	(348)	(10,355)	(11,045)	(387)	(11,432)
Funded status	$(403)	$(28)	$(431)	$(1,744)	$(88)	$(1,832)
Consolidated Balance Sheet line item amounts:
Other non-current assets	$150	$51	$201	$88	$8	$96
Compensation and benefits	(11)	(7)	(18)	(10)	(8)	(18)
Liabilities of disposal group held for sale	—	—	—	(4)	—	(4)
Defined benefit plans	(542)	(72)	(614)	(1,818)	(88)	(1,906)
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

	December 31, 2021			January 1, 2021
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Net actuarial loss (gain)	$209	$(73)	$136	$1,215	$(28)	$1,187
Net prior service (credit) cost	(218)	6	(212)	(253)	7	(246)
	$(9)	$(67)	$(76)	$962	$(21)	$941
The following table provides a roll-forward of the projected benefit obligations for our defined benefit plans:

	December 31, 2021			January 1, 2021
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Change in benefit obligation
Benefit obligation at beginning of fiscal year	$11,045	$387	$11,432	$10,268	$369	$10,637
Service cost	66	2	68	65	2	67
Interest cost	188	5	193	273	10	283
Actuarial (gain) loss	(381)	(22)	(403)	1,035	24	1,059
Benefits paid	(555)	(24)	(579)	(569)	(26)	(595)
Settlements	(268)	—	(268)	—	—	—
Expenses paid	(31)	—	(31)	(42)	—	(42)
Divestiture	(65)	—	(65)	—	—	—
Other	8	—	8	15	8	23
Benefit obligation at end of fiscal year	$10,007	$348	$10,355	$11,045	$387	$11,432
Actuarial gains in the projected benefit obligation as of December 31, 2021 were primarily the result of the increase in the discount rate. Other sources of gains and losses such as plan experience, updated census data, mortality updates and minor adjustments to actuarial assumptions generated combined gains and losses of less than 1% of expected year end obligations.

The following table provides a roll-forward of the assets and the ending funded status of our defined benefit plans:

	December 31, 2021			January 1, 2021
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Change in plan assets
Plan assets at beginning of fiscal year	$9,301	$299	$9,600	$8,618	$274	$8,892
Actual return on plan assets	1,215	43	1,258	1,263	40	1,303
Employer contributions	17	2	19	20	11	31
Benefits paid	(555)	(24)	(579)	(569)	(26)	(595)
Settlements	(268)	—	(268)	—	—	—
Expenses paid	(31)	—	(31)	(42)	—	(42)
Divestiture	(78)	—	(78)	—	—	—
Other	3	—	3	11	—	11
Plan assets at end of fiscal year	$9,604	$320	$9,924	$9,301	$299	$9,600

Funded status at end of fiscal year	$(403)	$(28)	$(431)	$(1,744)	$(88)	$(1,832)
The accumulated benefit obligation for all defined benefit pension plans was $10.0 billion at December 31, 2021. The following tables provide information for benefit plans with accumulated benefit obligations in excess of plan assets and benefit plans with projected benefit obligations in excess of plan assets:

	December 31, 2021		January 1, 2021
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Accumulated benefit obligation	$9,216	N/A	$10,469	N/A
Fair value of plan assets	8,672	N/A	8,658	N/A

	December 31, 2021		January 3, 2020
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Projected benefit obligation	$9,340	$109	$10,522	$181
Fair value of plan assets	8,786	30	8,689	85

Income Statement Information
The following table provides the components of net periodic benefit income and other amounts recognized in other comprehensive income in fiscal 2021 and 2020, the two quarters ended January 3, 2020 and in fiscal 2019 as they pertain to our defined benefit plans:

	Pension
	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Net periodic benefit income
Service cost	$66	$65	$42	$36
Interest cost	188	273	149	209
Expected return on plan assets	(621)	(630)	(314)	(382)
Amortization of net actuarial loss	30	10	1	—
Amortization of prior service credit	(28)	(28)	(5)	—
Cost for special termination benefits	—	1	—	—
Effect of curtailments or settlements	1	—	(18)	1
Net periodic benefit income	$(364)	$(309)	$(145)	$(136)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial (gain) loss	$(972)	$403	$55	$625
Prior service cost (credit)	2	1	(292)	3
Amortization of net actuarial loss	(30)	(10)	(5)	—
Amortization of prior service credit (cost)	28	28	5	(1)
Currency translation adjustment	1	2	—	—
Recognized prior service credit	4	—	—	—
Recognized net actuarial loss	(4)	—	—	—
Recognized net loss due to divestiture	—	—	(13)	—
Total change recognized in other comprehensive loss	(971)	424	(250)	627
Total impact from net periodic benefit cost and changes in other comprehensive loss	$(1,335)	$115	$(395)	$491
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
During fiscal 2021, we reduced our pension benefit obligations by purchasing group annuity policies and transferring approximately $250 million of pension plan assets to an insurance company thereby reducing our defined benefit obligations by approximately $250 million. As a result of the annuity purchases, we recognized a pre-tax loss of $4 million in fiscal 2021 which is included as a component of the “Non-operating income” line item in our Consolidated Statement of Income. We also recognized a pre-tax curtailment gain of $3 million in fiscal 2021 as a result of employee terminations, which is included as a component of the “Non-operating income” line item in our Consolidated Statement of Income.

	Other Benefits
	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Net periodic benefit income
Service cost	$2	$2	$1	$—
Interest cost	5	10	5	8
Expected return on plan assets	(20)	(21)	(10)	(16)
Amortization of net actuarial loss	—	(3)	(3)	(6)
Amortization of prior service credit	1	—	—	—
Net periodic benefit income	$(12)	$(12)	$(7)	$(14)
Other changes in plan assets and benefit obligations recognized in other comprehensive loss
Net actuarial loss (gain)	$(46)	$4	$(1)	$4
Prior service cost	—	8	—	—
Amortization of net actuarial gain	—	3	3	6
Amortization of prior service cost	(1)	—	—	—
Total change recognized in other comprehensive loss	(47)	15	2	10
Total impact from net periodic benefit cost and changes in other comprehensive loss	$(59)	$3	$(5)	$(4)
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
The following tables provide the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our defined benefit pension plans:

Obligation assumptions as of:	December 31, 2021	January 1, 2021
Discount rate	2.75%	2.31%
Rate of future compensation increase	3.01%	3.01%
Cash balance interest crediting rate	3.50%	3.50%

Cost assumptions for fiscal periods ended:	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019
Discount rate to determine service cost	2.26%	2.87%	3.11%	3.89%
Discount rate to determine interest cost	1.80%	2.74%	2.94%	3.75%
Expected return on plan assets	7.43%	7.68%	7.68%	7.66%
Rate of future compensation increase	3.01%	2.80%	2.97%	2.76%
Cash balance interest crediting rate	3.50%	3.50%	3.50%	3.50%
Key assumptions for the SPP (our largest defined benefit pension plan with 86% of the total projected benefit obligation) included a discount rate for obligation assumptions of 2.75%, a cash balance interest crediting rate of 3.50% and expected return on plan assets of 7.50% for fiscal 2021, which is being maintained at 7.50% for fiscal 2022. There is also a frozen pension equity benefit that assumes a 3.25% interest crediting rate.

The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit cost, as they pertain to our other postretirement defined benefit plans:

Obligation assumptions as of:	December 31, 2021	January 1, 2021
Discount rate	2.60%	2.10%
Rate of future compensation increase	N/A	N/A

Cost assumptions for fiscal periods ended:	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019
Discount rate to determine service cost	2.49%	3.25%	3.47%	4.14%
Discount rate to determine interest cost	1.42%	2.55%	2.74%	3.62%
Rate of future compensation increase	N/A	N/A	N/A	N/A
The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the strategic allocation, the correlations among asset classes and their expected volatilities. Our expected rate of return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, the determination of the expected long-term rate of return takes into consideration: (1) the plan’s actual historical annual return on assets over the past 15-, 20- and 25-year time periods, (2) historical broad market returns over long-term timeframes weighted by the plan’s strategic allocation and (3) independent estimates of future long-term asset class returns, weighted by the plan’s strategic allocation. Based on this approach, the long-term expected annual rate of return on assets is estimated at 7.50% for fiscal 2022 for the U.S. defined benefit pension plans. The weighted average long-term expected annual rate of return on assets for all defined benefit pension plans is estimated to be 7.43% for fiscal 2022. In fiscal 2021, we adopted updated mortality tables, which resulted in an increase in the defined benefit plans’ projected benefit obligation as of December 31, 2021 and estimated net periodic benefit cost beginning with fiscal 2022.
The assumed composite rate of future increases in the per capita healthcare costs (the healthcare trend rate) is 6.70% for fiscal 2022, decreasing ratably to 4.70% by fiscal 2032. To the extent that actual experience differs from these assumptions, the effect will be accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants.
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
•Private equity funds, which include buy-out, mezzanine, venture capital, distressed asset and secondary funds, are typically limited partnership investment structures. Private equity funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Private equity funds generally have liquidity restrictions that extend for ten or more years. At December 31, 2021 and January 1, 2021, our defined benefit plans had future unfunded commitments totaling $504 million and $518 million, respectively, related to private equity fund investments.
•Real estate funds, which include core, core plus, value-add and opportunistic funds, are typically limited partnership investment structures. Real estate funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Real estate funds generally permit redemption on a quarterly basis with 90 or fewer days-notice. At December 31, 2021, our defined benefit plans had future unfunded commitments totaling $100 million related to real estate fund investments. At January 1, 2021, we had no future unfunded commitments related to real estate fund investments.
•Hedge funds, which include equity long/short, event-driven, fixed-income arbitrage and global macro strategies, are typically limited partnership investment structures. Limited partnership interests in hedge funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Hedge funds generally permit redemption on a quarterly or more frequent basis with 90 or fewer days-notice. At each of December 31, 2021 and January 1, 2021, our defined benefit plans had no future unfunded commitments related to hedge fund investments.
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

The following tables provide the fair value of plan assets held by our defined benefit plans by asset category and by fair value hierarchy level:

	December 31, 2021
(In millions)	Total	Level 1	Level 2	Level 3

Asset Category
Equities:
Domestic equities	$1,684	$1,684	$—	$—
International equities	1,367	1,278	89	—
Real Estate Investment Trusts	259	259	—	—
Fixed income:
Corporate bonds	1,411	—	1,335	76
Government securities	448	—	448	—
Securitized assets	99	—	99	—
Fixed income funds	102	5	97	—
Cash and cash equivalents	337	9	328	—
Total	5,707	$3,235	$2,396	$76
Investments Measured at NAV
Equity funds	2,667
Fixed income funds	444
Hedge funds	386
Private equity funds	559
Real estate funds	180
Other	3
Total Investments Measured at NAV	4,239
Payables, net	(22)
Total fair value of plan assets	$9,924

	January 1, 2021
(In millions)	Total	Level 1	Level 2	Level 3

Asset Category
Equities:
Domestic equities	$1,513	$1,513	$—	$—
International equities	1,280	1,280	—	—
Real Estate Investment Trusts	197	197	—	—
Fixed income:
Corporate bonds	1,447	—	1,422	25
Government securities	485	—	485	—
Securitized assets	150	—	150	—
Fixed income funds	119	119	—	—
Other	2	—	—	2
Cash and cash equivalents	202	20	182	—
Total	5,395	$3,129	$2,239	$27
Investments Measured at NAV
Equity funds	3,088
Fixed income funds	532
Hedge funds	321
Private equity funds	312
Other	1
Total Investments Measured at NAV	4,254
Payables, net	(49)
Total fair value of plan assets	$9,600

Contributions
Funding requirements under Internal Revenue Service (“IRS”) rules are a major consideration in making contributions to our postretirement benefit plans. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
The Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) and applicable Internal Revenue Code regulations mandate minimum funding thresholds. The Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015, the American Rescue Plan Act of 2021 and the Infrastructure Investment and Jobs Act further extended the interest rate stabilization provision of MAP-21. We made a $302 million voluntary contribution to our U.S. qualified defined benefit pension plans during the two quarters ended January 3, 2020. As a result of this and prior voluntary contributions, as well as $700 million of voluntary contributions made in fiscal 2018 and 2017, we made no material contributions to our U.S. qualified defined benefit pension plans in fiscal 2021 or 2020 and are not required to make any contributions to these plans during fiscal 2022 and beyond.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and benefits expected to be earned for future service by current active employees under our defined benefit plans.

(In millions)	Pension	Other Benefits(1)	Total

Fiscal Years:
2022	$563	$30	$593
2023	569	29	598
2024	571	27	598
2025	573	26	599
2026	572	24	596
2027 — 2031	2,780	104	2,884
_______________
(1)Projected payments for Other Benefits reflect net payments from the Company, which include subsidies that reduce the gross payments by less than 10 percent.
Multi-employer Benefit Plans
Certain of our businesses acquired in connection with the L3Harris Merger participate in multi-employer defined benefit pension plans. We make cash contributions to these plans under the terms of collective-bargaining agreements that cover union employees based on a fixed rate per hour of service worked by the covered employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if we choose to stop participating in some of our multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Cash contributed and expenses recorded for our multi-employer plans were not material in fiscal 2021 or 2020.
See Note 4: Business Combination in these Notes for information regarding postretirement benefit plan liabilities assumed in connection with the L3Harris Merger.
NOTE 15: STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
At December 31, 2021, we had options or other share-based compensation outstanding under two Harris shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the L3Harris Technologies, Inc. 2015 Equity Incentive Plan (As Amended and Restated Effective August 28, 2020) (the “2015 EIP”), as well as under employee stock incentive plans of L3 assumed by L3Harris (collectively, “L3Harris SIPs”). We believe that share-based awards more closely align the interests of participants with those of shareholders.
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
Summary of Share-Based Compensation Expense
The following table summarizes the amounts and classification of share-based compensation expense:

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020(1)	June 28, 2019

Total expense	$129	$94	$125	$58
Included in:
Cost of product sales and services	$14	$11	$5	$12
Engineering, selling and administrative expenses	115	83	120	46
Income from continuing operations	129	94	125	58
Tax effect on share-based compensation expense	(33)	(24)	(31)	(14)
Total share-based compensation expense after-tax	$96	$70	$94	$44
_______________
(1)Includes acceleration expense recognized in connection with the L3Harris Merger.
As of December 31, 2021, a total of 16.3 million shares of common stock remained available under our 2015 EIP for future issuance (excluding shares to be issued in respect of outstanding options and other share-based awards, and with each full-value award (e.g., restricted stock and restricted stock unit awards and performance share and performances share unit awards) counting as 4.6 shares against the total remaining for future issuance). During fiscal 2021, we issued an aggregate of 1.3 million shares of common stock under the terms of our L3Harris SIPs, which is net of shares withheld for tax purposes.
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

A summary of the significant assumptions used in determining the fair value of stock option grants under our L3Harris SIPs is as follows:

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Expected dividends	1.99%	1.55%	1.70%	1.61%
Expected volatility	31.71%	22.74%	22.18%	19.87%
Risk-free interest rates	0.75%	0.89%	1.68%	2.72%
Expected term (years)	5.05	5.04	5.65	5.03
A summary of stock option activity under our L3Harris SIPs as of December 31, 2021 and changes during fiscal 2021 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

			(In years)	(In millions)
Stock options outstanding January 1, 2021	4,321,636	$127.93
Granted	500,489	$181.91
Exercised	(1,207,071)	$79.20
Forfeited or expired	(85,966)	$190.28
Stock options outstanding December 31, 2021	3,529,088	$150.68	6.35	$220.78
Stock options exercisable December 31, 2021	2,009,767	$116.25	4.96	$194.93
The weighted-average grant-date fair value per share was $42.16, $34.49, $38.61 and $30.05 for options granted in fiscal 2021 and 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively. The total intrinsic value of options at the time of exercise was $173 million, $103 million, $212 million and $75 million for options exercised in fiscal 2021 and 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively.
A summary of the status of our nonvested stock options at December 31, 2021 and changes during fiscal 2021 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share

Nonvested stock options January 1, 2021	1,289,631	$36.81
Granted	500,489	$42.16
Vested	(270,799)	$34.49
Nonvested stock options December 31, 2021	1,519,321	$38.79
As of December 31, 2021, there was $24 million of total unrecognized compensation expense related to nonvested stock options granted under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 1.57 years. The total fair value of stock options that vested in fiscal 2021 and 2020 was not material and the total fair value of stock options that vested in the two quarters ended January 3, 2020 and in fiscal 2019 was $17 million and $14 million, respectively.
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
The fair value as of the grant date of these awards was based on the closing price of our common stock on the grant date and is amortized to compensation expense over the vesting period. At December 31, 2021, there were 26,302 shares of restricted stock and 776,924 restricted stock units outstanding which were payable in shares.

A summary of the status of these awards at December 31, 2021 and changes during fiscal 2021 is as follows:

	Shares or Units	Weighted-Average Grant Price Per Share or Unit

Restricted stock and restricted stock units outstanding at January 1, 2021	698,920	$196.26
Granted	279,704	$202.10
Vested	(107,542)	$187.02
Forfeited	(67,856)	$191.47
Restricted stock and restricted stock units outstanding at December 31, 2021	803,226	$192.33
As of December 31, 2021, there was $63 million of total unrecognized compensation expense related to these awards under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 1.19 years. The weighted-average grant date price per share or per unit was $202.10, $195.66, $204.62 and $160.05 for awards granted in fiscal 2021 and 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively. The total fair value of these awards was $19 million, $9 million, $75 million and $16 million for awards that vested in fiscal 2021 and 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively.
Performance Share Unit Awards
The following information relates to awards of performance share units that have been granted to employees under our L3Harris SIPs. Generally, these awards are subject to performance criteria, such as meeting predetermined operating income or earnings per share and return on invested capital targets (and market conditions, such as total shareholder return) for a 3-year performance period. These awards also generally vest at the expiration of the same 3-year period. The final determination of the number of shares to be issued in respect of an award is made by our Board of Directors or a committee thereof.
The fair value as of the grant date of these awards was determined based on a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in the S&P 500, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting. The fair value of these awards is amortized to compensation expense over the performance period if achievement of the performance measures is considered probable.
A summary of the status of these awards at December 31, 2021 and changes during fiscal 2021 is as follows:

	Shares or Units	Weighted-Average Grant Price Per Share or Unit(1)

Performance share units outstanding at January 1, 2021	249,695	$223.28
Granted	239,590	$201.32
Forfeited	(31,114)	$204.24
Performance share units outstanding at December 31, 2021	458,171	$210.18
As of December 31, 2021, there was $51 million of total unrecognized compensation expense related to these awards under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 1.44 years. The weighted-average grant date price per unit was $201.32, $228.29, $204.85 and $155.12 for awards granted in fiscal 2021 and 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively. The total fair value of these awards was not material for awards that vested in fiscal 2021 and 2020, and was $107 million and $21 million for awards that vested in the two quarters ended January 3, 2020 and fiscal 2019, respectively.

NOTE 16: INCOME FROM CONTINUING OPERATIONS PER SHARE
The computations of income from continuing operations per common share attributable to L3Harris common shareholders are as follows:

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions, except per share amounts)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Income from continuing operations	$1,847	$1,121	$823	$953
Adjustments for participating securities outstanding	—	—	—	(2)
Income from continuing operations used in per basic and diluted common share calculations (A)	$1,847	$1,121	$823	$951
Basic weighted average common shares outstanding (B)	201.3	214.0	221.2	118.0
Impact of dilutive share-based awards	1.9	1.9	2.5	2.5
Diluted weighted average common shares outstanding (C)	203.2	215.9	223.7	120.5
Income from continuing operations per basic common share (A)/(B)	$9.17	$5.24	$3.72	$8.06
Income from continuing operations per diluted common share (A)/(C)	$9.09	$5.19	$3.68	$7.89
Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards. Income from continuing operations per diluted common share excludes the antidilutive impact of 0.8 million, 1.3 million, 0.6 million and 0.3 million weighted average share-based awards outstanding in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively.
NOTE 17: RESEARCH AND DEVELOPMENT
Company-sponsored research and development (“R&D”) costs are expensed as incurred and are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income. These costs were $692 million, $684 million, $329 million and $331 million in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively. Customer-sponsored R&D costs are incurred pursuant to contractual arrangements, principally U.S. Government-sponsored contracts requiring us to provide a product or service meeting certain defined performance or other specifications (such as designs), and are accounted for principally by the POC cost-to-cost revenue recognition method. Customer-sponsored R&D is included in our revenue and cost of product sales and services.
NOTE 18: LEASE COMMITMENTS
Our operating and finance leases at December 31, 2021 and January 1, 2021 primarily consisted of real estate leases for office space, warehouses, manufacturing, research and development facilities, tower space and land and equipment leases.
Operating lease cost was $172 million, $176 million and $88 million for fiscal 2021, fiscal 2020 and the two quarters ended January 3, 2020, respectively. Finance lease costs, including amortization and interest, and other lease expenses, including short-term and equipment lease cost, variable lease cost and sublease income, were not material for fiscal 2021, fiscal 2020 or the two quarters ended January 3, 2020. Rental expense during fiscal 2019 was $73 million.
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
As discussed in more detail in Note 10: Intangible Assets in these Notes, during the quarter ended July 2, 2021, we tested the CTS reporting unit for potential impairment of the long-lived assets, including identifiable assets and property, plant and equipment and recorded a $145 million non-cash charge for the impairment of CTS long-lived assets, including $19 million for impairment of ROU assets, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2021.

During fiscal 2020, in conjunction with, and in advance of, the tests of goodwill related to our Commercial Aviation Solutions reporting unit, we recorded a $257 million non-cash impairment charge for long lived assets, including $31 million for impairment of ROU assets. Additionally, in connection with COVID restructuring actions, we recognized $5 million of non-cash impairment charges for ROU assets associated with consolidated facilities. These impairments are included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Income for fiscal 2020.
Supplemental operating and finance lease balance sheet information at December 31, 2021 and January 1, 2021 is as follows:

(In millions)	December 31, 2021	January 1, 2021

Operating Leases
Operating lease ROU assets	$769	$766

Other accrued items	109	116
Operating lease liabilities	768	734
Total operating lease liabilities	$877	$850

Finance Leases
Property, plant and equipment	$163	$44
Accumulated amortization	(9)	(3)
Property, plant and equipment, net	$154	$41

Current portion of long-term debt	$4	$2
Long-term debt	157	35
Total finance lease liabilities	$161	$37
Other supplemental lease information for fiscal 2021 and 2020 is as follows:

	Fiscal Year Ended
(In millions, except lease term and discount rate)	December 31, 2021	January 1, 2021

Cash paid for amounts included in the measurement of lease liabilities
Net cash provided by operating activities - operating lease payments	$154	$171
Net cash provided by operating activities - finance lease interest payments	5	2
Net cash used in financing activities - finance lease obligation payments	3	—

Assets obtained in exchange for new lease obligations
ROU assets obtained with operating leases	$260	$103
Property, plant and equipment obtained with finance leases	120	—

Weighted average remaining lease term (in years)
Operating leases	9.8	8.7
Finance leases	23.8	23.8
Weighted average discount rate
Operating leases	3.7%	3.0%
Finance leases	3.1%	4.1%

Future lease payments under non-cancelable operating and finance leases at December 31, 2021 were as follows:

(In millions)	Operating Leases	Finance Leases

2022	$134	$8
2023	126	8
2024	113	8
2025	102	9
2026	81	9
Thereafter	464	190
Total future lease payments required(1)	1,020	232
Less: imputed interest	143	71
Total	$877	$161
_______________
(1)Total future lease payments exclude approximately $36 million of future lease payments with lease terms of 1 to 10 years that had not yet commenced as of December 31, 2021.
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
Exchange Rate Risk — Cash Flow Hedges
To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are used to hedge currency exposures from cash flows anticipated across our business segments. We also hedge U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income (loss) and are categorized in Level 2 of the fair value hierarchy. Gains and losses in accumulated other comprehensive loss are reclassified to earnings when the related hedged item is recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Consolidated Statement of Cash Flows as the cash flows of the related hedged items. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. At December 31, 2021, we had open foreign currency forward contracts with an aggregate notional amount of $328 million, hedging certain forecasted transactions denominated in U.S. Dollars, Canadian Dollars, British Pounds, Euros and Australian Dollars. At January 1, 2021, we had open foreign currency forward contracts with an aggregate notional amount of $488 million, hedging certain forecasted transactions denominated in U.S. Dollars, Canadian Dollars, British Pounds, Euros, Australian Dollars and New Zealand Dollars.
At December 31, 2021, our foreign currency forward contracts had maturities through 2025.

The table below presents the fair values of our derivatives designated as foreign currency hedging instruments in our Consolidated Balance Sheet at December 31, 2021 and January 1, 2021:

(In millions)	December 31, 2021	January 1, 2021

Derivatives designated as hedging instruments:
Foreign currency forward contracts
Other current assets	$2	$21
Other non-current assets	1	3
Other accrued items	5	4
Other long-term liabilities	—	—
Net unrealized gains recognized in other comprehensive income from foreign currency derivatives designated as cash flow hedges were not material in fiscal 2021, in the two quarters ended January 3, 2020 or in fiscal 2019, and were $12 million in fiscal 2020. Net gains reclassified from accumulated other comprehensive income in to earnings from foreign currency derivatives designated as cash flow hedges were $20 million in fiscal 2021 and were not material in fiscal 2020, the two quarters ended January 3, 2020 or fiscal 2019.
Gains and losses from foreign currency derivatives designated as cash flow hedges are included in the line item in our Consolidated Statement of Income associated with the hedged transaction, with the exception of the losses resulting from discontinued cash flow hedges, which are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Income.
At December 31, 2021, the estimated amount of existing losses to be reclassified into earnings within the next twelve months was $3 million.
Interest-Rate Risk — Cash Flow Hedges
At December 31, 2021 and January 1, 2021, we had no treasury lock agreements (“treasury locks”) classified as cash flow hedges.
On November 25, 2020, in order to fund our optional redemption of the 4.95% 2021 Notes as described in Note 13: Debt in these Notes, we completed the issuance of $650 million in aggregate principal amount of the 1.80% 2031 Notes. In connection with the L3Harris Merger, we assumed two treasury locks that were initiated in January 2019 to hedge against fluctuations in interest payments due to changes in the benchmark interest rate (10-year U.S. Treasury rate) associated with the anticipated issuance of debt to redeem or repay the 4.95% 2021 Notes. These treasury locks were terminated as planned in connection with our issuance of the 1.80% 2031 Notes during the quarter ended January 1, 2021, and because interest rates decreased during the period of the treasury locks, we made a cash payment to our counterparty and recorded an after-tax loss of $58 million in the “Accumulated other comprehensive loss” line item of our Consolidated Balance Sheet. The accumulated other comprehensive loss balance will be amortized to interest expense over the life of the 1.80% 2031 Notes. We classified the cash outflow from the termination of these treasury locks as cash used in financing activities in our Consolidated Statement of Cash Flows.
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

NOTE 20: NON-OPERATING INCOME
The components of non-operating income were as follows:

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Non-service cost components of net periodic benefit income(1)	$445	$389	$172	$186
Gain on pension plan curtailment	1	—	23	—
Gain (loss) on extinguishment of debt(2)	—	2	(2)	—
Impairment of equity method investment	(35)	—	—	—
Other	28	10	(1)	2
	$439	$401	$192	$188
_______________
(1)Non-service cost components of net periodic benefit income recorded in the “Non-operating income” line item in our Consolidated Statement of Income include interest cost, expected return on plan assets, amortization of net actuarial gain and effect of curtailments or settlements under our pension and postretirement benefit plans.
(2)Gain associated with our optional redemption of the entire outstanding $650 million principal amount of our 4.95% 2021 Notes in fiscal 2020; loss associated with our optional redemption of the entire outstanding $400 million principal amount of our 2.70% 2020 Notes in the two quarters ended January 3, 2020. See. Note 13: Debt in these Notes for additional information.
NOTE 21: ACCUMULATED OTHER COMPREHENSIVE LOSS (“AOCI”)
The components of AOCI are summarized below:

(In millions)	Foreign currency translation	Net unrealized losses on hedging derivatives	Unrecognized postretirement obligations	Total AOCI

Balance at January 3, 2020	$(81)	$(55)	$(372)	$(508)
Other comprehensive (loss) income, before income taxes	16	(41)	(418)	(443)
Income taxes	—	10	105	115
Other comprehensive (loss) income before reclassifications to earnings, net of income taxes	16	(31)	(313)	(328)
(Gains) losses reclassified to earnings(1)	7	8	(21)	(6)
Income taxes	—	(2)	5	3
(Gains) losses reclassified to earnings, net of income taxes	7	6	(16)	(3)
Other comprehensive (loss) income, net of income taxes	23	(25)	(329)	(331)
Balance at January 1, 2021	(58)	(80)	(701)	(839)
Other comprehensive income (loss), before income taxes	(63)	(4)	1,013	946
Income taxes	—	1	(255)	(254)
Other comprehensive income (loss) before reclassifications to earnings, net of income taxes	(63)	(3)	758	692
Losses (gains) reclassified to earnings(1)	3	(8)	6	1
Income taxes	—	2	(2)	—
Losses (gains) reclassified to earnings, net of income taxes	3	(6)	4	1
Other comprehensive income (loss), net of income taxes	(60)	(9)	762	693
Balance at December 31, 2021	$(118)	$(89)	$61	$(146)
_______________
(1)(Gains) losses reclassified to earnings are included in the “Revenue from product sales and services,” “Business divestiture-related gains (losses),” “Interest expense” and “Non-operating income” line items in our Consolidated Statement of Income.

NOTE 22: INCOME TAXES
Income Tax Provision
The provisions for current and deferred income taxes are summarized as follows:

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Current:
United States	$415	$337	$11	$105
International	70	76	37	9
State and local	65	45	16	8
	550	458	64	122
Deferred:
United States	(55)	(150)	33	15
International	(34)	(73)	(15)	(3)
State and local	(21)	(1)	(9)	26
	(110)	(224)	9	38
	$440	$234	$73	$160
The total income tax provision is summarized as follows:

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Continuing operations	$440	$234	$73	$160
Discontinued operations	—	—	—	(1)
Total income tax provision	$440	$234	$73	$159
A reconciliation of the U.S. statutory income tax rate to our effective income tax rate follows:

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

U.S. statutory income tax rate	21.0%	21.0%	21.0%	21.0%
State taxes	1.8	3.2	1.4	2.4
International income	0.4	0.4	0.9	(0.5)
Non-deductible goodwill impairment	0.6	5.8	—	—
Research and development tax credit	(5.9)	(9.2)	(4.7)	(4.5)
Foreign derived intangibles income deduction	(1.4)	(1.3)	(0.8)	(1.3)
Change in valuation allowance	0.9	0.5	(4.8)	(1.8)
Impact of divestitures	4.1	—	—	—
Equity-based compensation(1)	(1.1)	(1.0)	(5.4)	(2.1)
Settlement of tax audits	(1.1)	(1.8)	—	—
Other items	—	0.1	0.4	1.2
Effective income tax rate	19.3%	17.7%	8.0%	14.4%
_______________
(1)Includes non-deductible equity-based compensation and excess tax benefits from equity-based compensation.
As of December 31, 2021, we estimate our outside basis difference in foreign subsidiaries that are considered indefinitely reinvested to be approximately $1 billion. The outside basis difference is comprised predominantly of purchase accounting adjustments and to a lesser extent, undistributed earnings and other equity adjustments. In the event of a disposition of the foreign subsidiaries or a distribution, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions. As of December 31, 2021, the determination of the amount of unrecognized deferred tax liability related to the outside basis difference is not practicable.
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
Deferred Income Tax Assets (Liabilities)
The components of deferred income tax assets (liabilities) were as follows:

(In millions)	December 31, 2021	January 1, 2021

Deferred tax assets:
Accruals	$288	$315
Tax loss and credit carryforwards	174	155
Pension and other post-employment benefits	107	457
Operating lease obligation	245	202
Other	329	313
Valuation allowance(1)	(257)	(165)
Deferred tax assets, net	886	1,277

Deferred tax liabilities:
Property, plant and equipment	(103)	(91)
Acquired intangibles	(1,663)	(1,934)
Operating lease right-of-use asset	(218)	(182)
Other	(161)	(188)
Deferred tax liabilities	(2,145)	(2,395)
Net deferred tax assets (liabilities)	$(1,259)	$(1,118)
_______________
(1)The valuation allowance has been established to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future. The net increase in our valuation allowance in fiscal 2021 was $92 million.
Net deferred tax assets (liabilities) were classified as follows in our Consolidated Balance Sheet:

(In millions)	December 31, 2021	January 1, 2021

Non-current deferred income tax assets	$85	$119
Non-current deferred income tax liabilities	(1,344)	(1,237)
	$(1,259)	$(1,118)
Tax loss and credit carryforwards at December 31, 2021 have expiration dates ranging from less than one year to no expiration date. A significant portion of the carryforwards are either indefinite or begin expiring between 2034 to 2035. The tax-effected amounts of federal, international and state and local operating loss carryforwards at December 31, 2021 were $6 million, $52 million and $17 million, respectively. The tax-effected amounts of federal, international and state and local capital loss carryforwards were not material at December 31, 2021. The amounts of federal, international and state and local credit carryforwards at December 31, 2021 were $4 million, $11 million and $95 million, respectively.
Income from continuing operations before income taxes of international subsidiaries was $29 million in fiscal 2021, loss from continuing operations before income taxes of international subsidiaries was $101 million in fiscal 2020 and income from continuing operations before income taxes of international subsidiaries was $96 million and $37 million in the two quarters ended January 3, 2020 and in fiscal 2019, respectively. We paid $358 million in income taxes, net of refunds received, in fiscal 2021; paid $394 million in income taxes, net of refunds received, in fiscal 2020; received $8 million in income tax refunds, net of income taxes paid, in the two quarters ended January 3, 2020; and paid $137 million in income taxes, net of refunds received, in fiscal 2019.

Tax Uncertainties
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Balance at beginning of period	$542	$438	$204	$102
Additions based on tax positions taken during current period	115	60	35	31
Additions based on tax positions taken during prior periods	11	21	—	80
Additions for tax positions related to acquired entities	—	116	226	—
Decreases based on tax positions taken during prior periods	(64)	(82)	(7)	(9)
Decreases from lapse in statutes of limitations	(15)	(3)	(20)	—
Decreases from settlements	(2)	(8)	—	—
Balance at end of period	$587	$542	$438	$204
As of December 31, 2021, we had $587 million of unrecognized tax benefits, of which $488 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. As of January 1, 2021, we had $542 million of unrecognized tax benefits, of which $453 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We recognized interest and penalties of $3 million, $14 million and $2 million in fiscal 2021, fiscal 2020 and the two quarters ended January 3, 2020, respectively, and none in fiscal 2019. We had accrued $47 million for the potential payment of interest and penalties as of December 31, 2021 (and this amount was not included in the $587 million of unrecognized tax benefits balance at December 31, 2021 shown above). We had accrued $47 million for the potential payment of interest and penalties as of January 1, 2021 (and this amount was not included in the $542 million of unrecognized tax benefits balance at January 1, 2021 shown above).
We file numerous separate and consolidated income tax returns reporting our financial results and, where appropriate, those of our subsidiaries and affiliates, in the U.S. Federal jurisdiction and various state, local and foreign jurisdictions. Pursuant to the Compliance Assurance Process, the IRS is examining the Harris federal tax returns for fiscal 2017, 2018, 2019 and 2020 and refund claims related to fiscal 2010 through 2016. In addition, legacy L3’s federal tax returns for calendar years 2017 and 2018 are currently under IRS examination and refund claims related to calendar years 2012, 2013, 2015 and 2016 have been filed with the IRS.
We are currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2012 through 2020. It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes cannot be made for remaining unrecognized tax benefits because of the significant number of jurisdictions in which we do business and the number of open tax periods.
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
At December 31, 2021, our ending backlog was $21.1 billion. We expect to recognize approximately 50 percent of the revenue associated with this backlog by the end of 2022 and approximately 85 percent by the end of 2024, with the remainder to be recognized thereafter. At January 1, 2021, our ending backlog was $21.7 billion, including $1.5 billion of backlog associated with businesses that were divested during fiscal 2020.
NOTE 24: BUSINESS SEGMENTS
We structure our operations primarily around the products, systems and services we sell and the markets we serve, and in fiscal 2021 we reported the financial results of our continuing operations in the following four operating segments, which were also our reportable segments and are referred to as our business segments:

•Integrated Mission Systems, including multi-mission ISR and communication systems; integrated electrical and electronic systems for maritime platforms; and advanced electro-optical and infrared (“EO/IR”) solutions;
•Space & Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber defense; avionics; and electronic warfare;
•Communication Systems, including tactical communications; broadband communications; integrated vision solutions; and public safety radios; global communications solutions and
•Aviation Systems, including defense aviation; commercial aviation products; commercial pilot training; and mission networks for air traffic management.
During the first quarter of fiscal 2020, we adjusted our segment reporting to better align our businesses and transferred two businesses between our Integrated Mission Systems and Space & Airborne Systems segments. The historical results, discussion and presentation of our business segments as set forth in our Consolidated Financial Statements and these Notes reflect the impact of these adjustments to our segment reporting for all periods presented in order to present the segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these adjustments.
Effective January 1, 2022, we have streamlined our business segments from four business segments to three business segments. As a result of the segment reorganization, the Aviation Systems segment was eliminated as a business segment effective for the beginning of fiscal 2022. See Note 27: Subsequent Events for further information relating to our fiscal 2022 segment reorganization.
See Note 3: Business Divestitures and Asset Sales and elsewhere in these Notes for information relating to businesses divested in fiscal 2021, fiscal 2020 and the two quarters ended January 3, 2020.

Segment revenue, segment operating income (loss) and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Revenue
Integrated Mission Systems	$5,839	$5,538	$2,758	$52
Space & Airborne Systems	5,093	4,946	2,377	3,711
Communication Systems	4,287	4,443	2,151	2,208
Aviation Systems	2,783	3,448	2,038	672
Other non-reportable businesses(1)	—	—	23	165
Corporate eliminations	(188)	(181)	(84)	(7)
Total Revenue	$17,814	$18,194	$9,263	$6,801

Income from Continuing Operations before Income Taxes
Segment Operating Income (Loss):
Integrated Mission Systems	$950	$847	$371	$10
Space & Airborne Systems	970	932	447	696
Communication Systems	1,092	1,084	493	637
Aviation Systems	330	(177)	289	76
Other non-reportable businesses(1)	—	—	—	27
	3,342	2,686	1,600	1,446
Unallocated Items:
Unallocated corporate department expense, net	(57)	(69)	3	(2)
L3Harris Merger-related transaction, integration and other expenses and losses	(128)	(140)	(390)	(65)
Amortization of acquisition-related intangibles(2)	(627)	(709)	(289)	(101)
Additional cost of sales related to fair value step-up in inventory sold	—	(31)	(142)	—
Business divestiture-related gains (losses)	220	(51)	229	—
Impairment of goodwill and other assets(3)	(125)	(132)	—	—
Other items	(71)	10	—	—
	(788)	(1,122)	(589)	(168)
Pension adjustment	(445)	(389)	(172)	(186)
Non-operating income	439	401	192	188
Net interest expense	(265)	(254)	(123)	(167)
Total income from continuing operations before income taxes	$2,283	$1,322	$908	$1,113
_______________
(1)Includes the operating results of the Harris Night Vision business prior to the date of divestiture on September 13, 2019. See Note 3: Business Divestitures and Asset Sales in these Notes for more information.
(2)Includes amortization of identifiable intangible assets acquired as a result of the L3Harris Merger and the acquisition of Exelis. Because the L3Harris Merger and the acquisition of Exelis benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired was not allocated to any segment.
(3)For fiscal 2021 includes: (i) a $62 million non-cash goodwill impairment charge related to our CPS business and (ii) a $63 million non-cash intangible asset impairment charge related to our CTS reporting unit. For fiscal 2020 includes: (i) a $113 million non-cash intangible asset impairment charge related to our CAS reporting unit and (ii) a $14 million non-cash goodwill impairment charge related to the then-potential divestiture of VSE disposal group, as well as a $5 million non-cash goodwill impairment charge related to the divestiture of the Applied Kilovolts business. See Note 9: Goodwill and Note 10: Intangible Assets in these Notes for additional information.

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

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Revenue By Customer Relationship
Prime contractor	$4,044	$3,721	$1,893	$27
Subcontractor	1,727	1,764	847	25
Intersegment	68	53	18	—
	$5,839	$5,538	$2,758	$52
Revenue By Contract Type
Fixed-price(1)	$4,467	$4,172	$2,115	$52
Cost-reimbursable	1,304	1,313	625	—
Intersegment	68	53	18	—
	$5,839	$5,538	$2,758	$52
Revenue By Geographical Region
United States	$4,115	$4,338	$2,120	$30
International	1,656	1,147	620	22
Intersegment	68	53	18	—
	$5,839	$5,538	$2,758	$52
_______________
(1)Includes revenue derived from time-and-materials contracts.
Space & Airborne Systems: Space & Airborne Systems revenue was primarily derived from U.S. Government development and production contracts and was generally recognized over time using the POC cost-to-cost revenue recognition method.

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Revenue By Customer Relationship
Prime contractor	$2,925	$2,684	$1,349	$2,244
Subcontractor	2,157	2,247	1,023	1,439
Intersegment	11	15	5	28
	$5,093	$4,946	$2,377	$3,711
Revenue By Contract Type
Fixed-price(1)	$2,921	$2,834	$1,380	$2,066
Cost-reimbursable	2,161	2,097	992	1,617
Intersegment	11	15	5	28
	$5,093	$4,946	$2,377	$3,711
Revenue By Geographical Region
United States	$4,417	$4,180	$2,038	$3,252
International	665	751	334	431
Intersegment	11	15	5	28
	$5,093	$4,946	$2,377	$3,711
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

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Revenue By Customer Relationship(1)
Prime contractor	$2,886	$3,102	$1,406
Subcontractor	1,347	1,304	729
Intersegment	54	37	16
	$4,287	$4,443	$2,151
Revenue By Contract Type(1)
Fixed-price(2)	$3,631	$3,784	$1,840
Cost-reimbursable	602	622	295
Intersegment	54	37	16
	$4,287	$4,443	$2,151
Revenue By Geographical Region
United States	$3,001	$3,181	$1,507	$1,280
International	1,232	1,225	628	927
Intersegment	54	37	16	1
	$4,287	$4,443	$2,151	$2,208
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

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Revenue By Customer Relationship
Prime contractor	$1,808	$2,258	$1,245	$654
Subcontractor	920	1,114	748	14
Intersegment	55	76	45	4
	$2,783	$3,448	$2,038	$672
Revenue By Contract Type
Fixed-price(1)	$2,199	$2,750	$1,664	$583
Cost-reimbursable	529	622	329	85
Intersegment	55	76	45	4
	$2,783	$3,448	$2,038	$672
Revenue By Geographical Region
United States	$2,329	$2,769	$1,472	$640
International	399	603	521	28
Intersegment	55	76	45	4
	$2,783	$3,448	$2,038	$672
______________
(1)Includes revenue derived from time-and-materials contracts.

Total assets by business segment are as follows:

(In millions)	December 31, 2021	January 1, 2021

Total Assets
Integrated Mission Systems	$9,269	$8,906
Space & Airborne Systems	7,190	6,943
Communication Systems	6,035	5,746
Aviation Systems	3,531	5,026
Corporate(1)	8,684	10,339
	$34,709	$36,960
_______________
(1)Identifiable intangible assets acquired in connection with the L3Harris Merger in the two quarters ended January 3, 2020 and our acquisition of Exelis in fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Identifiable intangible asset balances recorded as Corporate assets were $6.6 billion and $7.9 billion at December 31, 2021 and January 1, 2021, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, as well as any assets of discontinued operations and divestitures.
Other selected financial information by business segment and geographical area is summarized below:

	Fiscal Years Ended		Two Quarters Ended	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021	January 3, 2020	June 28, 2019

Capital Expenditures
Integrated Mission Systems	$64	$67	$29	$1
Space & Airborne Systems	101	92	36	48
Communication Systems	56	58	22	29
Aviation Systems	63	87	64	54
Other non-reportable businesses(1)	—	—	—	6
Corporate	58	64	22	23
	$342	$368	$173	$161
Depreciation and Amortization
Integrated Mission Systems	$74	$70	$37	$2
Space & Airborne Systems	69	66	31	50
Communication Systems	49	61	32	49
Aviation Systems	66	103	53	29
Other non-reportable businesses(1)	—	—	—	3
Corporate	709	732	289	125
	$967	$1,032	$442	$258
Geographical Information for Continuing Operations
U.S. operations:
Revenue	$16,234	$16,998	$8,485	$6,530
Long-lived assets(2)	$1,870	$1,949	$1,865	$866
International operations:
Revenue	$1,580	$1,196	$778	$271
Long-lived assets(2)	$231	$153	$252	$28
_______________
(1)Includes capital expenditures and depreciation and amortization of the Harris Night Vision business prior to the date of divestiture on September 13, 2019. See Note 3: Business Divestitures and Asset Sales in these Notes for more information.
(2)Long-lived assets are net fixed assets attributed to the respective geographic regions.
In addition to depreciation and amortization expense related to property, plant and equipment, “Depreciation and Amortization” in the table above also includes $624 million, $714 million, $285 million and $120 million of amortization related to identifiable intangible assets, debt premium, debt discount, debt issuance costs and other items in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively.

Our products and systems are produced principally in the U.S. with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 5 percent of our total revenue in fiscal 2021 or 2020, the two quarters ended January 3, 2020, or fiscal 2019.
Sales made to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, by all segments as a percentage of total revenue were 75 percent, 78 percent, 73 percent and 77 percent in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively. Revenue from services in fiscal 2021 was 36 percent, 16 percent, 16 percent and 40 percent of total revenue in our Integrated Mission Systems, Space & Airborne Systems, Communication Systems and Aviation Systems segments, respectively.
Revenue from products and services where the end consumer is located outside the U.S., including foreign military sales through the U.S. Government, was $3.9 billion (22 percent of our revenue), $3.7 billion (20 percent of our revenue), $2.0 billion (21 percent of our revenue) and $1.5 billion (22 percent of our revenue) in fiscal 2021, fiscal 2020, the two quarters ended January 3, 2020 and fiscal 2019, respectively. Export revenue and revenue from international operations in fiscal 2021 was principally from the EMEA (Europe, Middle East and Africa) and APAC (Asia-Pacific) regions and Canada.
NOTE 25: LEGAL PROCEEDINGS AND CONTINGENCIES
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At December 31, 2021, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 31, 2021 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
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
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that several sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice, Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis, which we acquired in 2015, of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River in New Jersey, estimated by the EPA to be $1.38 billion. During the fourth quarter of fiscal 2021, the EPA further announced an interim plan to remediate sediment in the upper nine miles of the of the Lower Passaic River with an estimated cost of $441 million. The potential responsible parties’ respective allocations for the Lower Passaic River remediation have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at December 31, 2021 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.

NOTE 26: TRANSITION PERIOD COMPARATIVE DATA (UNAUDITED)
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

	Fiscal Year Ended	Four Quarters Ended	Two Quarters Ended
(In millions, except per share amounts)	January 1, 2021	January 3, 2020	January 3, 2020	December 28, 2018
		(Unaudited)		(Unaudited)

Revenue from product sales and services	$18,194	$12,856	$9,263	$3,208
Cost of product sales and services	(12,886)	(9,088)	(6,726)	(2,105)
Engineering, selling and administrative expenses	(3,315)	(2,540)	(1,881)	(583)
Business divestiture-related gains (losses)	(51)	229	229	—
Impairment of goodwill and other assets	(767)	(46)	(46)	—
Non-operating income	401	286	192	94
Interest expense, net	(254)	(204)	(123)	(86)
Income from continuing operations before income taxes	1,322	1,493	908	528
Income taxes	(234)	(146)	(73)	(87)
Income from continuing operations	1,088	1,347	835	441
Discontinued operations, net of income taxes	(2)	(2)	(1)	(3)
Net income	1,086	1,345	834	438
Noncontrolling interests, net of income taxes	33	(12)	(12)	—
Net income attributable to L3Harris Technologies, Inc.	$1,119	$1,333	$822	$438

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Net income per common share
Basic
Continuing operations	$5.24	$8.04	$3.72	$3.74
Discontinued operations	(0.01)	—	—	(0.03)
	$5.23	$8.04	$3.72	$3.71
Diluted
Continuing operations	$5.19	$7.90	$3.68	$3.66
Discontinued operations	—	(0.01)	(0.01)	(0.02)
	$5.19	$7.89	$3.67	$3.64

Basic weighted average common shares outstanding	214.0	166.0	221.2	117.8
Diluted weighted average common shares outstanding	215.9	169.0	223.7	120.3
NOTE 27: SUBSEQUENT EVENTS
Effective January 1, 2022, we have streamlined our business segments from four business segments to three business segments. As a result of the segment reorganization, the Aviation Systems segment was eliminated as a business segment.

Effective for fiscal 2022, which began January 1, 2022, we will report our financial results in the following three reportable segments:
•Integrated Mission Systems, including multi-mission ISR and communication systems; integrated electrical and electronic systems for maritime platforms; advanced EO/IR and infrared solutions; defense aviation; commercial aviation products; and commercial pilot training operations;
•Space & Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber defense; avionics; electronic warfare; and mission networks for air traffic management operations; and
•Communication Systems, including tactical communications with global communications solutions; broadband communications; integrated vision solutions; and public safety radios.
Our new business segment structure reflects that the ongoing operations that had been part of the Aviation Systems segment were integrated into the remaining segments. Defense aviation, commercial aviation products and commercial pilot training operations were moved into the Integrated Mission Solutions segment; and mission networks for air traffic management operations was moved into the Space & Airborne Systems segment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of December 31, 2021, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of December 31, 2021 our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Evaluation of Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 31, 2021. “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Report. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, our independent registered public accounting firm, whose unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Report.

ITEM 9B.	OTHER INFORMATION.
Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our directors, executive officers and corporate governance is included in our Proxy Statement for our 2022 Annual Meeting of Shareholders scheduled to be held on April 22, 2022 (our “2022 Proxy Statement”), which is expected to be filed within 120 days after the end of our fiscal 2021.
(a) Identification of Directors: The information required by this Item with respect to our directors is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors and Nominees for Election in our 2022 Proxy Statement.
(b) Identification of Executive Officers: Certain information regarding our executive officers is included in Part I of this Report under the heading “Information about our Executive Officers” in accordance with General Instruction G(3) of Form 10-K.
(c) Audit Committee Information; Financial Expert: The information required by this Item with respect to the Audit Committee of our Board of Directors and “audit committee financial experts” is incorporated herein by reference to the discussions under the headings Corporate Governance and Board Committees, Audit Committee in our 2022 Proxy Statement.
(d) Delinquent Section 16(a) Reports: Information related to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Delinquent Section 16(a) Reports in our 2022 Proxy Statement.
(e) Code of Ethics: All of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Code of Conduct. Our Code of Conduct is posted on our website at https://www.l3harris.com/resources/other/l3harris-code-conduct and is also available free of charge by written request to our Director of Ethics and Compliance, L3Harris Technologies, Inc., 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose on the Code of Conduct section of our website at https://www.l3harris.com/resources/other/l3harris-code-conduct any amendment to, or waiver from, our Code of Conduct that is required to be disclosed to shareholders, within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Code of Conduct in our 2022 Proxy Statement.
(f) Policy for Nominees: The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion under the heading Director Nomination Process in our 2022 Proxy Statement concerning procedures by which shareholders may recommend nominees to our Board of Directors, submit nominees for inclusion in our proxy materials pursuant to our “proxy access” provision of our By-Laws or directly propose nominees for consideration pursuant to our By-Laws but not pursuant to the proxy access provision. No material changes to those procedures have occurred since the disclosure regarding those procedures in our Proxy Statement for our 2021 Annual Meeting of Shareholders.
Additional information concerning requirements and procedures for shareholders directly nominating directors is contained under the heading Shareholder Nominations and Proposals in our 2022 Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item with respect to compensation of our directors and executive officers is incorporated herein by reference to the discussions under the headings Director Compensation and Benefits, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables and CEO Pay Ratio in our 2022 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table provides information as of December 31, 2021 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	4,764,183	$150.68	16,321,141
Equity compensation plans not approved by shareholders	—	—	—
Total	4,764,183	$150.68	16,321,141
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
(2) Under the L3Harris SIPs, in addition to options, we have granted share-based compensation awards in the form of performance shares, shares of restricted stock, performance share units, restricted stock units, shares of immediately vested common stock and other similar types of share-based awards. As of December 31, 2021, there were awards outstanding under those plans with respect to 1,261,397 shares, consisting of (i) awards of 26,302 shares of restricted stock, for which all 26,302 shares were issued and outstanding; and (ii) awards of 1,235,095 performance share units and restricted stock units, for which all 1,235,095 were payable in shares but for which no shares were yet issued and outstanding. The 4,764,183 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 3,529,088 outstanding options and in respect of awards of 1,235,095 performance share units and restricted stock units payable in shares. Because there is no exercise price associated with awards of shares of restricted stock, performance share units or restricted stock units, all of which are granted to employees at no cost, such awards are not included in the weighted-average exercise price calculation in column (b).
See Note 15: Stock Options and Other Share-Based Compensation in the Notes for a general description of our share-based incentive plans.
The other information required by this Item with respect to security ownership of certain of our beneficial owners and management is incorporated herein by reference to the discussions under the headings Principal Shareholders and Shares Owned By Directors, Nominees and Executive Officers in our 2022 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the discussions under the headings Director Independence Standards and Related Person Transaction Policy in our 2022 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 4: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2022 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as a part of this Report:

Page
(1) List of Financial Statements Filed as Part of this Report:
The following financial statements and reports of L3Harris Technologies, Inc. and its consolidated subsidiaries are included in Item 8 of this Report at the page numbers referenced below:
Management’s Report on Internal Control Over Financial Reporting	64
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42) on the Consolidated Financial Statements	65
Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	68
Consolidated Statement of Income — Fiscal Years Ended December 31, 2021 and January 1, 2021; Two Quarters Ended January 3, 2020; and Fiscal Year Ended June 28, 2019	69
Consolidated Statement of Comprehensive Income — Fiscal Years Ended December 31, 2021 and January 1, 2021; Two Quarters Ended January 3, 2020; and Fiscal Year Ended June 28, 2019	70
Consolidated Balance Sheet — December 31, 2021 and January 1, 2021	71
Consolidated Statement of Cash Flows — Fiscal Years Ended December 31, 2021 and January 1, 2021; Two Quarters ended January 3, 2020; and Fiscal Year Ended June 28, 2019	72
Consolidated Statement of Equity — Fiscal Years Ended December 31, 2021 and January 1, 2021; Two Quarters ended January 3, 2020; and Fiscal Year Ended June 28, 2019	73
Notes to Consolidated Financial Statements	74
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
*(10)(a) Form of Director and Officer Indemnification Agreement, for use on or after June 29, 2019, incorporated herein by reference to Exhibit 10.5 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(b) Form of Executive Change in Control Severance Agreement, effective as of, and for use after, April 22, 2010, incorporated herein by reference to Exhibit 10(o) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)

*(10)(c) L3Harris Technologies, Inc. Executive Change in Control Severance Plan, effective as of March 1, 2020, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 4, 2020. (Commission File Number 1-3863)
*(10)(d) L3Harris Technologies, Inc. Severance Pay Plan, effective as of March 1, 2020, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 4, 2020. (Commission File Number 1-3863)
*(10)(e) L3Harris Technologies, Inc. Annual Incentive Plan (Amended and Restated Effective as of August 28, 2020), incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on September 1, 2020. (Commission File Number 1-3863)
*(10)(f) (i) 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.4 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)
(ii) Form of Stock Option Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.1 to Harris Corporation’s Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)
(iii) Form of Stock Option Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(a) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2013. (Commission File Number 1-3863)
(iv) Form of Performance Stock Option Award Agreement Terms and Conditions (as of May 27, 2015) for grants under the 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(e)(xi) to Harris Corporation’s Annual Report on Form 10-K for the fiscal year ended July 3, 2015. (Commission File Number 1-3863)
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
*(10)(h) L3Harris Technologies, Inc. 2015 Equity Incentive Plan (Amended and Restated Effective as of August 28, 2020), incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on September 1, 2020. (Commission File Number 1-3863)
*10(i) (i) L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021), incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2021. (Commission File Number 1-3863)
(ii) Amendment One to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated April 5, 2021, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2021. (Commission File Number 1-3863)
(iii) Amendment Two to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated April 5, 2021, incorporated herein by reference to Exhibit 10.3 to L3Harris Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2021. (Commission File Number 1-3863)
(iv) Amendment Three to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated May 12, 2021, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2021. (Commission File Number 1-3863)
(v) Amendment Four to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated May 12, 2021, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended July 2, 2021. (Commission File Number 1-3863)
(vi) Amendment Five to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated August 23, 2021, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2021. (Commission File Number 1-3863)
(vii) Amendment Six to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated September 27, 2021, incorporated herein by reference to Exhibit 10.3 to L3Harris Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2021. (Commission File Number 1-3863)
(viii) Amendment Seven to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated September 27, 2021, incorporated herein by reference to Exhibit 10.4 to L3Harris Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2021. (Commission File Number 1-3863)
(ix) Amendment Eight to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated October 7, 2021.
(x) Amendment Nine to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated December 21, 2021.
*(10)(j) (i) L3Harris Excess Retirement Savings Plan, as amended and restated effective January 1, 2020, incorporated herein by reference to Exhibit 10(h) to L3Harris Technologies, Inc.’s Transition Report on Form 10-KT for the fiscal year ended January 3, 2020. (Commission File Number 1-3863)
(ii) Amendment Number One to the L3Harris Excess Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated December 14, 2020, incorporated herein by reference to Exhibit 10.4 to L3Harris Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2021. (Commission File Number 1-3863)

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
(iii) Amendment to the Harris Corporation Master Trust, dated December 8, 2009 and effective December 31, 2009, incorporated herein by reference to Exhibit 4(e)(iii) to Harris Corporation’s Registration Statement on Form S-8, Registration Statement No. 333-163647, filed with the SEC on December 10, 2009
(iv) Amendment to the Harris Corporation Master Trust, dated and effective May 3, 2010, incorporated herein by reference to Exhibit 4(e)(iv) to Harris Corporation’s Registration Statement on Form S-8, Registration Statement No. 333-222821, filed with the SEC on February 1, 2018
*(10)(m) (i) Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between Harris Corporation and The Northern Trust Company, incorporated herein by reference to Exhibit 10(d) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)
(ii) First Amendment to the Harris Corporation Master Rabbi Trust Agreement, dated September 24, 2004, incorporated herein by reference to Exhibit 10(b) to Harris Corporation’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004. (Commission File Number 1-3863)
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
*(10)(s) Letter Agreement with Christopher E. Kubasik, dated as of November 5, 2018, incorporated herein by reference to Exhibit 10.4 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(t) Offer Letter Agreement with Jesus Malave Jr., dated as of June 6, 2019, incorporated herein by reference to Exhibit 10.3 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(u) Summary of Annual Compensation of Non-Employee Directors of L3Harris Technologies, Inc., effective as of June 29, 2019, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(v) Summary of Annual Compensation of L3Harris Technologies, Inc., Non-Employee Directors effective as of January 1, 2022, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 4, 2021. (Commission File Number 1-3863)
***(10)(w)(i) Revolving Credit Agreement, dated June 28, 2019, among Harris Corporation and certain of its Subsidiaries from time to time, as the Borrowers, the Lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, L/C Issuer and Swingline Lender, Citibank, N.A., Bank of America, N.A., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Bank, National Association, as Co-Syndication Agents and JPMorgan Chase Bank, N.A., Citibank, N.A., Bank of America Securities, Inc., Morgan Stanley MUFG Loan Partners, LLC and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
(ii) Amendment No. 1, dated November 4, 2021 to Revolving Credit Agreement, dated June 28, 2019.
*(10)(x) L3Harris Supplemental Executive Retirement Plan (restated January 2, 2020), incorporated herein by reference to Exhibit 10(z) to L3Harris Technologies, Inc.’s Annual Report on Form 10-K for fiscal year-ended January 1, 2021. (Commission File Number 1-3863)
*(10)(y) L3Harris Salaried Pension Plan (as amended and restated as of December 31, 2021)
*10(z) Link Supplement Nine Component of L3 Harris Salaried Pension Plan (as amended and restated effective December 31, 2021)
(21)    Subsidiaries of the Registrant.
(23)    Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
(24)   Power of Attorney.
(31.1)    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)    Section 1350 Certification of Chief Executive Officer.
(32.2)    Section 1350 Certification of Chief Financial Officer.
(101) The financial information from L3Harris Technologies, Inc.’s Annual Report on Form 10-K for the period from January 1, 2021 to December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
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

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: February 25, 2022	By:	/s/ Christopher E. Kubasik
Christopher E. Kubasik
Vice Chair and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

	/s/ CHRISTOPHER E. KUBASIK	Vice Chair and Chief Executive Officer (Principal Executive Officer)	February 25, 2022
Christopher E. Kubasik

	/s/ MICHELLE L. TURNER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Michelle L. Turner

	/s/ CORLISS J. MONTESI	Vice President, Principal Accounting Officer (Principal Accounting Officer)	February 25, 2022
Corliss J. Montesi

	/s/ WILLIAM M. BROWN	Executive Chair	February 25, 2022
William M. Brown

	/s/ SALLIE B. BAILEY*	Director	February 25, 2022
Sallie B. Bailey

	/s/ PETER W. CHIARELLI*	Director	February 25, 2022
Peter W. Chiarelli

	/s/ THOMAS A. CORCORAN*	Director	February 25, 2022
Thomas A. Corcoran

	/s/ THOMAS A. DATTILO*	Director	February 25, 2022
Thomas A. Dattilo

	/s/ ROGER B. FRADIN*	Director	February 25, 2022
Roger B. Fradin

	/s/ HARRY B. HARRIS JR*	Director	February 25, 2022
Harry B. Harris, Jr.

	/s/ LEWIS HAY III*	Director	February 25, 2022
Lewis Hay III

	/s/ LEWIS KRAMER*	Director	February 25, 2022
Lewis Kramer

	/s/ RITA S. LANE*	Director	February 25, 2022
Rita S. Lane

	/s/ ROBERT B. MILLARD*	Director	February 25, 2022
Robert B. Millard

	/s/ LLOYD W. NEWTON*	Director	February 25, 2022
Lloyd W. Newton

*By:	/s/ SCOTT T. MIKUEN
Scott T. Mikuen
Attorney-in-Fact
pursuant to a power of attorney