Form 10-Q
period 2022-04-01
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2022-04-29
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes   ☑  No
The number of shares outstanding of the registrant’s common stock as of April 22, 2022 was 192,874,623.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended April 1, 2022
This Report contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited).
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended
(In millions, except per share amounts)	April 1, 2022	April 2, 2021

Revenue from product sales and services	$4,103	$4,567
Cost of product sales and services	(2,892)	(3,213)
Engineering, selling and administrative expenses	(713)	(801)
Business divestiture-related losses	—	(15)
Impairment of goodwill and other assets	—	(62)
Non-operating income	106	117
Interest expense, net	(68)	(66)
Income from continuing operations before income taxes	536	527
Income taxes	(61)	(60)
Income from continuing operations	475	467
Discontinued operations, net of income taxes	—	(1)
Net income	475	466
Noncontrolling interests, net of income taxes	—	2
Net income attributable to L3Harris Technologies, Inc.	$475	$468

Amount attributable to L3Harris Technologies, Inc. common shareholders
Income from continuing operations	$475	$469
Discontinued operations, net of income taxes	—	(1)
Net income	$475	$468

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic
Continuing operations	$2.46	$2.27
Discontinued operations	—	(0.01)
	$2.46	$2.26
Diluted
Continuing operations	$2.44	$2.25
Discontinued operations	—	—
	$2.44	$2.25

Basic weighted average common shares outstanding	193.2	206.7
Diluted weighted average common shares outstanding	195.1	208.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
(In millions)	April 1, 2022	April 2, 2021

Net income	$475	$466
Other comprehensive income (loss):
Foreign currency translation loss, net of income taxes	(3)	(18)
Net unrealized gain on hedging derivatives, net of income taxes	5	5
Other comprehensive income (loss), recognized during the period	2	(13)
Reclassification adjustments for gains included in net income	(6)	(2)
Other comprehensive loss, net of income taxes	(4)	(15)
Total comprehensive income	471	451
Comprehensive loss attributable to noncontrolling interests	—	2
Total comprehensive income attributable to L3Harris Technologies, Inc.	$471	$453
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except shares)	April 1, 2022	December 31, 2021

Assets
Current Assets
Cash and cash equivalents	$402	$941
Receivables, net	1,283	1,045
Contract assets	3,113	3,021
Inventories	1,090	982
Inventory prepayments	58	48
Income taxes receivable	54	98
Other current assets	249	224
Total current assets	6,249	6,359
Non-current Assets
Property, plant and equipment, net	2,078	2,101
Operating lease right-of-use assets	775	769
Goodwill	18,194	18,189
Other intangible assets, net	6,486	6,640
Deferred income taxes	91	85
Other non-current assets	571	566
Total non-current assets	28,195	28,350
	$34,444	$34,709
Liabilities and Equity
Current Liabilities
Short-term debt	$3	$2
Accounts payable	1,723	1,767
Contract liabilities	1,275	1,297
Compensation and benefits	290	444
Other accrued items	997	1,002
Income taxes payable	187	28
Current portion of long-term debt, net	262	11
Total current liabilities	4,737	4,551
Non-current Liabilities
Defined benefit plans	524	614
Operating lease liabilities	777	768
Long-term debt, net	6,795	7,048
Deferred income taxes	1,189	1,344
Other long-term liabilities	1,056	1,065
Total non-current liabilities	10,341	10,839
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 192,805,539 and 193,511,401 shares at April 1, 2022 and December 31, 2021, respectively	193	194
Other capital	16,089	16,248
Retained earnings	3,128	2,917
Accumulated other comprehensive loss	(150)	(146)
Total shareholders’ equity	19,260	19,213
Noncontrolling interests	106	106
Total equity	19,366	19,319
	$34,444	$34,709
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
(In millions)	April 1, 2022	April 2, 2021

Operating Activities
Net income	$475	$466
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	152	164
Depreciation and other amortization	80	87
Share-based compensation	28	33
Share-based matching contributions under defined contribution plans	55	57
Qualified pension plan contributions	(2)	(2)
Pension and other postretirement benefit plan income	(99)	(92)
Impairment of goodwill and other assets	—	62
Business divestiture-related losses	—	15
Deferred income taxes	(162)	(22)
(Increase) decrease in:
Receivables, net	(239)	213
Contract assets	(93)	(272)
Inventories	(108)	61
Prepaid expenses and other current assets	(25)	(85)
Increase (decrease) in:
Accounts payable	(43)	15
Contract liabilities	(16)	9
Compensation and benefits	(154)	(161)
Other accrued items	(12)	71
Income taxes	203	72
Other	(1)	(30)
Net cash provided by operating activities	39	661
Investing Activities
Additions to property, plant and equipment	(55)	(67)
Proceeds from sale of property, plant and equipment, net	—	3
Other investing activities	(9)	3
Net cash used in investing activities	(64)	(61)
Financing Activities
Net proceeds from borrowings	1	1
Repayments of borrowings	(5)	(1)
Proceeds from exercises of employee stock options	30	10
Repurchases of common stock	(308)	(700)
Cash dividends	(218)	(209)
Tax withholding payments associated with vested share-based awards	(12)	(1)
Other financing activities	(1)	—
Net cash used in financing activities	(513)	(900)
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net decrease in cash and cash equivalents	(539)	(300)
Cash and cash equivalents, beginning of period	941	1,276
Cash and cash equivalents, end of period	$402	$976
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

Balance at December 31, 2021	$194	$16,248	$2,917	$(146)	$106	$19,319
Net income	—	—	475	—	—	475
Other comprehensive loss, net of income taxes	—	—	—	(4)	—	(4)
Shares issued under stock incentive plans	—	30	—	—	—	30
Shares issued under defined contribution plans	—	55	—	—	—	55
Share-based compensation expense	—	28	—	—	—	28
Tax withholding payments on share-based awards	—	(12)	—	—	—	(12)
Repurchases and retirement of common stock	(1)	(260)	(47)	—	—	(308)
Cash dividends ($1.12 per share)	—	—	(218)	—	—	(218)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Other	—	—	1	—	1	2
Balance at April 1, 2022	$193	$16,089	$3,128	$(150)	$106	$19,366

Balance at January 1, 2021	$208	$19,008	$2,347	$(839)	$117	$20,841
Net income	—	—	468	—	(2)	466
Other comprehensive loss, net of income taxes	—	—	—	(15)	—	(15)
Shares issued under stock incentive plans	—	10	—	—	—	10
Shares issued under defined contribution plans	—	57	—	—	—	57
Share-based compensation expense	—	33	—	—	—	33
Repurchases and retirement of common stock	(3)	(620)	(77)	—	—	(700)
Cash dividends ($1.02 per share)	—	—	(209)	—	—	(209)
Other	—	(1)	—	—	—	(1)
Balance at April 2, 2021	$205	$18,487	$2,529	$(854)	$115	$20,482
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of L3Harris Technologies, Inc. and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “L3Harris,” “Company,” “we,” “our” and “us” refer to L3Harris Technologies, Inc. and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by L3Harris in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and equity in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, cash flows and equity for the periods presented therein. The results for the quarter ended April 1, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at December 31, 2021 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our “Fiscal 2021 Form 10-K”).
Segment reorganization: We implemented a new organizational structure effective January 1, 2022, resulting in changes to our operating segments, which are also our reportable segments and are referred to as our business segments. The new structure streamlined our business segments from four business segments to three business segments. Our former Aviation Systems segment was eliminated as a business segment.
We updated our business segment reporting and accounting policies for pension and other postretirement benefits plan (“OPEB”) income or expense to better align our presentation of business segment information with our industry peers. Our business segment operating results include pension and OPEB cost under U.S. Government Cost Accounting Standards (“CAS”), as CAS pension and OPEB cost is allocable to and allowable under contracts with the U.S. Government. We no longer assign or allocate Financial Accounting Standards (“FAS”) pension and OPEB income or expense to our business segments. U.S. GAAP requires pension and OPEB income or expense to be recognized on a FAS basis. Therefore, we present a “FAS/CAS pension adjustment” outside of business segment results, representing the difference between the service cost component of FAS pension and OPEB income or expense and total CAS pension and OPEB cost or expense. Non-service cost components of FAS pension and OPEB income or expense is included as a component of non-operating income or expense.
The historical results, discussion and presentation of our business segments as set forth in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these changes. See Note Q — Business Segment Information in these Notes for further information regarding our new segment structure and pension presentation effective in fiscal 2022.
Supplemental Cash Flow Information
Non-cash investing and financing activities during the quarter ended April 2, 2021 included a $120 million right-of-use asset we obtained in exchange for a corresponding financing lease liability. These non-cash investing and financing activities are excluded from the “Additions to property, plant and equipment” and “Net proceeds from borrowings” line items in our Condensed Consolidated Statement of Cash Flows (Unaudited). Right-of-use assets for finance leases are included in the “Property, plant and equipment, net” line item and the corresponding finance lease liabilities are included in the “Current portion of long-term debt, net” and “Long-term debt, net” line items in our Condensed Consolidated Balance Sheet (Unaudited).
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

Significant Accounting Policies Update
There have been no material changes to our significant accounting policies described in our Fiscal 2021 Form 10-K.
NOTE B — STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
At April 1, 2022, we had options or other share-based compensation outstanding under two Harris shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the L3Harris Technologies, Inc. 2015 Equity Incentive Plan (As Amended and Restated Effective August 28, 2020) (the “2015 EIP”), as well as under employee stock incentive plans of L3 Technologies, Inc. assumed by L3Harris (collectively, “L3Harris SIPs”). We believe that share-based awards more closely align the interests of participants with those of shareholders.
The compensation cost related to our share-based awards that was charged against income was $28 million and $33 million for the quarters ended April 1, 2022 and April 2, 2021, respectively. The aggregate number of shares of our common stock issued under L3Harris SIPs, net of shares withheld for tax purposes, was 0.4 million and 0.1 million for the quarters ended April 1, 2022 and April 2, 2021, respectively.
Awards granted to participants under L3Harris SIPs during the quarter ended April 1, 2022 consisted of 0.4 million stock options, 0.2 million performance stock units and 0.2 million restricted stock units. The majority of the options and units were granted on February 25, 2022. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model and the following assumptions: expected dividend yield of 1.92%; expected volatility of 29.11%; risk-free interest rates averaging 1.86%; and expected term of 5.02 years. The fair value as of the grant date of each restricted stock unit award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance stock unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in the S&P 500, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting. The fair value of these awards is amortized to compensation expense over the performance period if achievement of the performance measures is considered probable.
NOTE C — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)
The components of AOCI are summarized below:

(In millions)	Foreign currency translation	Net unrealized losses on hedging derivatives	Unrecognized postretirement obligations	Total AOCI

Balance at December 31, 2021	$(118)	$(89)	$61	$(146)
Other comprehensive (loss) income before reclassifications to earnings, net of income taxes	(3)	5	—	2
Gains reclassified to earnings, net of income taxes	—	(1)	(5)	(6)
Other comprehensive (loss) income, net of income taxes	(3)	4	(5)	(4)
Balance at April 1, 2022	$(121)	$(85)	$56	$(150)

Balance at January 1, 2021	$(58)	$(80)	$(701)	$(839)
Other comprehensive (loss) income before reclassifications to earnings, net of income taxes	(18)	5	—	(13)
(Gains) losses reclassified to earnings, net of income taxes	—	(3)	1	(2)
Other comprehensive (loss) income, net of income taxes	(18)	2	1	(15)
Balance at April 2, 2021	$(76)	$(78)	$(700)	$(854)
_______________
(1)(Gains) losses reclassified to earnings are included in the “Revenue from product sales and services,” “Business divestiture-related losses,” “Interest expense” and “Non-operating income” line items in our Condensed Consolidated Statement of Income (Unaudited).

NOTE D — RECEIVABLES, NET
Receivables, net are summarized below:

(In millions)	April 1, 2022	December 31, 2021

Accounts receivable	$1,324	$1,088
Less: allowances for collection losses	(41)	(43)
Receivables, net	$1,283	$1,045
We have two receivables sale agreements (“RSAs”) with two separate third-party financial institutions that permit us to sell, on a non-recourse basis, up to $100 million each of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSAs, which we continue to service and collect on behalf of the third-party financial institutions and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. Outstanding accounts receivable sold pursuant to the RSAs was $99 million at April 1, 2022 and $100 million at December 31, 2021, with net cash proceeds of $98 million and $100 million, respectively.
NOTE E — CONTRACT ASSETS AND CONTRACT LIABILITIES
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
Contract assets and liabilities in the quarter ended April 1, 2022 were impacted primarily by the timing of contractual billing milestones.
Contract assets and contract liabilities are summarized below:

(In millions)	April 1, 2022	December 31, 2021

Contract assets	$3,113	$3,021
Contract liabilities, current	(1,275)	(1,297)
Contract liabilities, non-current(1)	(114)	(107)
Net contract assets	$1,724	$1,617
_______________
(1)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet (Unaudited).
The components of contract assets are summarized below:

(In millions)	April 1, 2022	December 31, 2021

Unbilled contract receivables, gross	$4,530	$4,825
Unliquidated progress payments and advances	(1,417)	(1,804)
Contract assets	$3,113	$3,021
Impairment losses related to our contract assets were not material for the quarters ended April 1, 2022 and April 2, 2021. During the quarters ended April 1, 2022 and April 2, 2021, we recognized $517 million and $508 million, respectively, of revenue related to contract liabilities that were outstanding at the end of the respective prior fiscal year.

NOTE F — INVENTORIES
Inventories are summarized below:

(In millions)	April 1, 2022	December 31, 2021

Finished products	$159	$141
Work in process	326	335
Raw materials and supplies	605	506
Inventories	$1,090	$982
NOTE G — PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net are summarized below:

(In millions)	April 1, 2022	December 31, 2021

Land	$80	$79
Software capitalized for internal use	584	576
Buildings	1,250	1,236
Machinery and equipment	2,191	2,177
	4,105	4,068
Less: accumulated depreciation and amortization	(2,027)	(1,967)
Property, plant and equipment, net	$2,078	$2,101
Depreciation and amortization expense related to property, plant and equipment was $83 million and $84 million for the quarters ended April 1, 2022 and April 2, 2021, respectively.
NOTE H — GOODWILL
The assignment of goodwill by business segment, and changes in the carrying amount of goodwill by business segment, were as follows:

(In millions)	Integrated Mission Systems	Space & Airborne Systems	Communication Systems	Aviation Systems(1)	Total

Balance at December 31, 2021 - As Reported	$6,485	$5,202	$4,153	$2,349	$18,189
Transfer of goodwill in segment reorganization(1)	1,702	647	—	(2,349)	—
Balance at December 31, 2021 - After Reallocation	8,187	5,849	4,153	—	18,189
Currency translation adjustments	6	(2)	1	—	5
Balance at April 1, 2022	$8,193	$5,847	$4,154	$—	$18,194
_______________
(1)As a result of our new organizational structure, effective January 1, 2022, streamlining our operations from four business segments to three business segments, we transferred goodwill previously held by our eliminated Aviation Systems segment to our remaining business segments as of January 1, 2021, the earliest period presented in these Notes. See additional information below and “Segment Reorganization” in. Note A — Significant Accounting Policies and Recent Accounting Standards in these Notes.
Fair Value of Businesses
Segment reorganization: We implemented a new organizational structure effective January 1, 2022, resulting in changes to our operating segments, which are also our reportable segments and are referred to as our business segments. The new structure streamlined our business segments from four business segments to three business segments. As a result of the segment reorganization, we realigned our reporting units from 11 to 9 reporting units, which are our business segments or one level below the business segment. For our realigned reporting units, immediately before and after our goodwill assignments, we completed an assessment of any potential goodwill impairment under our former and new reporting unit structure and determined that no impairment existed.
Combat Propulsion Systems and related businesses (“CPS business”) impairment. During the quarter ended April 2, 2021, we determined the criteria to be classified as held for sale were met with respect to the CPS business within our other non-reportable business segment and assigned $174 million of goodwill to the disposal group on a relative fair value basis. In connection with the preparation of our financial statements for the quarter ended April 2, 2021, we concluded that goodwill related to the CPS business was impaired and we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited).
See Note 1: “Significant Accounting Policies” and Note 3: “Business Divestitures and Asset Sales” in the Notes to Consolidated Financial Statement in our Fiscal 2021 Form 10-K for additional information regarding the fair value hierarchy and our business divestitures, respectively.
NOTE I — ACCRUED WARRANTIES
Our liability for standard product warranties is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Changes in our liability for standard product warranties during the quarter ended April 1, 2022 were as follows:

(In millions)

Balance at December 31, 2021	$117
Accruals for product warranties issued during the period	17
Settlements made during the period	(30)
Other, including foreign currency translation adjustments	(2)
Balance at April 1, 2022	$102
NOTE J — POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended April 1, 2022		Quarter Ended April 2, 2021
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost	$10	$1	$18	$1
Non-operating
Interest cost	55	2	46	1
Expected return on plan assets	(156)	(5)	(155)	(5)
Amortization of net actuarial loss (gain)	2	(2)	9	—
Amortization of prior service credit	(6)	—	(7)	—
Non-service cost periodic benefit income	(105)	(5)	(107)	(4)
Net periodic benefit income	$(95)	$(4)	$(89)	$(3)
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
We made no material contributions to our U.S. qualified defined benefit pension plans during the quarters ended April 1, 2022 and April 2, 2021. As a result of prior voluntary contributions, we are not required to make any contributions to these plans during fiscal 2022 and for several years thereafter.
NOTE K — EARNINGS PER SHARE
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
The weighted average number of shares outstanding used to compute EPS and diluted EPS are as follows:

	Quarter Ended
(In millions)	April 1, 2022	April 2, 2021

Basic weighted average common shares outstanding	193.2	206.7
Impact of dilutive share-based awards	1.9	1.8
Diluted weighted average common shares outstanding	195.1	208.5
Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards. Diluted EPS excludes the antidilutive impact of 0.2 million and 1.6 million weighted average share-based awards outstanding for the quarters ended April 1, 2022 and April 2, 2021, respectively.
NOTE L — INCOME TAXES
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 11.3% for the quarter ended April 1, 2022 compared with 11.4% for the quarter ended April 2, 2021. For the quarter ended April 1, 2022, our effective tax rate benefited from the favorable impact of Research and Development (“R&D”) credits, the reduction in deferred tax liabilities on the outside basis of certain foreign subsidiaries due to an internal restructuring, incremental foreign-derived intangible income (“FDII”) benefit resulting from the requirement to capitalize and amortize R&D expenses beginning in fiscal 2022, the resolution of specific audit uncertainties, and excess tax benefits related to equity-based compensation. For the quarter ended April 2, 2021, our effective tax rate benefited from the favorable impact of R&D credits, the resolution of specific audit uncertainties and the recognition of deferred tax assets on the outside basis of entities held-for-sale.
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

The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at April 1, 2022 and December 31, 2021:

	April 1, 2022		December 31, 2021
(In millions)	Total	Level 1	Total	Level 1

Assets
Deferred compensation plan assets(1)
Equity and fixed income securities	$72	$72	$77	$77
Investments measured at NAV:
Corporate-owned life insurance	35		35
Total fair value of deferred compensation plan assets	$107		$112

Liabilities
Deferred compensation plan liabilities(2)
Equity securities and mutual funds	$7	$7	$6	$6
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	170		177
Total fair value of deferred compensation plan liabilities	$177		$183
_______________
(1)Represents diversified assets held in a rabbi trust associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Condensed Consolidated Balance Sheet (Unaudited), and which are measured at fair value.
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
The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	April 1, 2022		December 31, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt (including current portion)(1)	$7,057	$7,174	$7,059	$7,701
_______________
(1)The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet was measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.
See Note H — Goodwill in these Notes and Note 3: “Business Divestitures and Asset Sales” in the Notes to Consolidated Financial Statement in our Fiscal 2021 Form 10-K for additional information regarding fair value measurements associated with goodwill.
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
Exchange Rate Risk — Cash Flow Hedges
To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are used to hedge currency exposures from cash flows anticipated across our business segments. We also hedge U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income (loss). Gains and losses in AOCI are reclassified to earnings when the related hedged item is recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Condensed Consolidated Statement of Cash Flows (Unaudited) as the cash flows of the related hedged items. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. At April 1, 2022, we had open foreign currency forward contracts with an aggregate notional amount of $298 million, hedging certain forecasted transactions denominated in U.S. Dollars, Canadian Dollars, Euros, British Pounds and Australian Dollars. At December 31, 2021, we had open foreign currency forward contracts with an aggregate notional amount of $328 million, hedging certain forecasted transactions denominated in U.S. Dollars, Canadian Dollars, British Pounds, Euros and Australian Dollars.
At April 1, 2022, our foreign currency forward contracts had maturities through 2025.
The following table presents the fair values of our derivatives designated as foreign currency hedging instruments in our Condensed Consolidated Balance Sheet (Unaudited) at April 1, 2022 and December 31, 2021:

(In millions)	April 1, 2022	December 31, 2021

Foreign currency forward contracts(1)
Other current assets	$3	$2
Other non-current assets	2	1
Other accrued items	4	5
_______________
(1)See Note M — Fair Value Measurements in these Notes for a description of the fair value hierarchy related to our foreign currency forward contracts.
The impact of any derivative related activities on our income statement was not material for the quarters ended April 1, 2022 and April 2, 2021.
Gains and losses from foreign currency derivatives designated as cash flow hedges are included in the line item in our Condensed Consolidated Statement of Income (Unaudited) associated with the hedged transaction, with the exception of the losses resulting from discontinued cash flow hedges, which are included in the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Income (Unaudited).
NOTE O — CHANGES IN ESTIMATES
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

Net EAC adjustments had the following impact to earnings for the periods presented:

	Quarter Ended
(In millions, except per share amounts)	April 1, 2022	April 2, 2021

Net EAC adjustments, before income taxes	$46	$82
Net EAC adjustments, net of income taxes	35	62
Net EAC adjustments, net of income taxes, per diluted share	0.18	0.30
Revenue recognized from performance obligations satisfied in prior periods was $58 million and $108 million for the quarters ended April 1, 2022 and April 2, 2021, respectively.
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
At April 1, 2022, our ending backlog was $21.1 billion. We expect to recognize approximately 51% of the revenue associated with this backlog by the end of 2022 and approximately 75% by the end of 2023, with the remainder to be recognized thereafter. At December 31, 2021, our ending backlog was $21.1 billion.
NOTE Q — BUSINESS SEGMENT INFORMATION
Effective for fiscal 2022, which began January 1, 2022, we report our financial results in the following three reportable segments:
•Integrated Mission Systems, including multi-mission surveillance and reconnaissance (“ISR”) systems; integrated electrical and electronic systems for maritime platforms; advanced electro-optical and infrared (“EO/IR”) solutions; fuzing and ordnance systems; commercial aviation products; and commercial pilot training operations;
•Space & Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber; avionics; electronic warfare; and mission networks for air traffic management operations; and
•Communication Systems, including tactical communications with global communications solutions; broadband communications; integrated vision solutions; and public safety radios, system applications and equipment.
We structure our operations primarily around the products, systems and services we sell and the markets we serve. Effective January 1, 2022, we have streamlined our business segments from four business segments to three business segments. As a result of the segment reorganization, the Aviation Systems segment was eliminated as a business segment. As part of our new business segment structure, the ongoing operations that had been part of our former Aviation Systems segment were integrated into the remaining segments. Defense aviation, commercial aviation products and commercial pilot training operations were moved into our Integrated Mission Systems segment; and mission networks for air traffic management operations was moved into our Space & Airborne Systems segment.
See Note 3: “Business Divestitures and Asset Sales” in the Notes to Consolidated Financial Statement in our Fiscal 2021 Form 10-K for additional information relating to businesses divested in fiscal 2021.
The accounting policies of our business segments are the same as those described in Note 1: “Significant Accounting Policies” in the Notes to Consolidated Financial Statements in our Fiscal 2021 Form 10-K. We evaluate each business segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes, including CAS pension cost and excluding interest income and expense, royalties and related intellectual property expenses, equity method investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in the table below represents the elimination of intersegment sales. Corporate expenses are primarily allocated to our business segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. The unallocated items in the table below represent the portion of corporate expenses not allocated to our business segments and elimination of intersegment profits.
In accordance with CAS, we allocate a portion of pension and other postretirement benefit plan costs to our U.S. Government contracts. However, our consolidated financial statements require pension and other postretirement benefit plan income or expense be calculated in accordance with FAS requirements under GAAP. The “FAS/CAS pension adjustment” line item in the table below represents the difference between the service cost component of FAS pension and OPEB expense and total CAS pension and OPEB cost. The net non-service cost components of FAS pension and OPEB income are included as an income component in the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited). See Note J — Postretirement Benefit Plans for more information on the composition of non-service components of FAS pension and OPEB income and expense.
Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Quarter Ended
(In millions)	April 1, 2022	April 2, 2021

Revenue
Integrated Mission Systems	$1,721	$1,751
Space & Airborne Systems	1,450	1,460
Communication Systems	963	1,112
Other non-reportable businesses	—	284
Corporate eliminations	(31)	(40)
Total revenue	$4,103	$4,567

Income from Continuing Operations before Income Taxes
Segment Operating Income:
Integrated Mission Systems	$255	$234
Space & Airborne Systems	172	192
Communication Systems	229	270
Other non-reportable businesses	—	52
	656	748
Unallocated Items:
Unallocated corporate department expense, net(1)	(7)	(33)
L3Harris Merger-related transaction, integration and other expenses and losses	(20)	(21)
Amortization of acquisition-related intangibles(2)	(152)	(164)
Business divestiture-related losses	—	(15)
Impairment of goodwill and other assets	—	(62)
Other items	(1)	(7)
FAS/CAS pension adjustment(3)	22	30
	(158)	(272)
Non-operating income	106	117
Net interest expense	(68)	(66)
Income from continuing operations before income taxes	$536	$527
_______________
(1)For the quarter ended April 2, 2021, includes a $15 million accrual for a value added tax obligation.
(2)Includes amortization of identifiable intangible assets acquired as a result of the all-stock merger between Harris Corporation and L3 Technologies, Inc. (the “L3Harris Merger”) and the acquisition of Exelis Inc. (“Exelis”). Because the L3Harris Merger and the acquisition of Exelis benefited the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired was not allocated to any segment.
(3)Represents the difference between the service cost component of FAS pension and OPEB income and total CAS pension and OPEB cost and replaces the “Pension adjustment” line item previously presented, which included the non-service components of FAS pension and OPEB income. See Net FAS/CAS pension adjustment table below.

The table below is a reconciliation of the FAS/CAS pension adjustment:

	Quarter Ended
(In millions)	April 1, 2022	April 2, 2021

FAS pension service cost	$(11)	$(18)
Less: CAS pension cost	(33)	(48)
FAS/CAS pension adjustment	22	30
Non-service FAS pension income	110	111
Net FAS/CAS pension adjustment(1)	$132	$141
_______________
(1)Net FAS/CAS pension adjustment excludes net settlement and curtailment losses recognized in fiscal 2021.
Disaggregation of Revenue
We disaggregate revenue for all three business segments by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Quarter Ended
(In millions)	April 1, 2022			April 2, 2021
	Integrated Mission Systems	Space & Airborne Systems	Communication Systems	Integrated Mission Systems	Space & Airborne Systems	Communication Systems

Revenue By Customer Relationship
Prime contractor	$1,131	$931	$656	$1,189	$876	$728
Subcontractor	574	513	296	550	581	373
Intersegment	16	6	11	12	3	11
	$1,721	$1,450	$963	$1,751	$1,460	$1,112
Revenue By Contract Type
Fixed-price(1)	$1,277	$863	$797	$1,294	$914	$940
Cost-reimbursable	428	581	155	445	543	161
Intersegment	16	6	11	12	3	11
	$1,721	$1,450	$963	$1,751	$1,460	$1,112
Revenue By Geographical Region
United States	$1,244	$1,279	$625	$1,275	$1,274	$832
International	461	165	327	464	183	269
Intersegment	16	6	11	12	3	11
	$1,721	$1,450	$963	$1,751	$1,460	$1,112
_______________
(1)Includes revenue derived from time-and-materials contracts.
Total assets by business segment are as follows:

(In millions)	April 1, 2022	December 31, 2021

Total Assets
Integrated Mission Systems	$11,811	$11,830
Space & Airborne Systems	8,573	8,151
Communication Systems	6,083	6,035
Other non-reportable businesses	—	3
Corporate(1)	7,977	8,690
	$34,444	$34,709
_______________
(1)Identifiable intangible assets acquired in connection with the L3Harris Merger in the two quarters ended January 3, 2020 and our acquisition of Exelis in fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Identifiable intangible asset balances recorded as Corporate assets were $6.5 billion and $6.6 billion at April 1, 2022 and December 31, 2021, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, as well as any assets of discontinued operations and divestitures.
NOTE R — LEGAL PROCEEDINGS AND CONTINGENCIES
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At April 1, 2022, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at April 1, 2022 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that several sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice, Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis, which we acquired in 2015, of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River in New Jersey, estimated by the EPA to be $1.38 billion. During the fourth quarter of fiscal 2021, the EPA further announced an interim plan to remediate sediment in the upper nine miles of the of the Lower Passaic River with an estimated cost of $441 million. The potential responsible parties’ respective allocations for the Lower Passaic River remediation have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at April 1, 2022 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of L3Harris Technologies, Inc. (“the Company”) as of April 1, 2022, the related condensed consolidated statements of income, comprehensive income, cash flows and equity for the quarters ended April 1, 2022 and April 2, 2021, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 31, 2021, the related consolidated statements of income, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated February 25, 2022, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results
These financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP

Orlando, Florida
April 29, 2022

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes appearing elsewhere in this Report (the “Notes”). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Fiscal 2021 Form 10-K. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
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
•Liquidity, Capital Resources and Financial Strategies — an analysis of cash flows, funding of pension plans, common stock repurchases, dividends, capital structure and resources, material cash requirements and commercial commitments.
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
Effective January 1, 2022, we streamlined our business segments from four business segments to three business segments. As a result of the segment reorganization, the Aviation Systems segment was eliminated as a business segment. Effective for fiscal 2022, which began January 1, 2022, we reported our financial results in the following three reportable segments:
•Integrated Mission Systems, including multi-mission ISR systems; integrated electrical and electronic systems for maritime platforms; advanced EO/IR solutions; fuzing and ordnance systems; commercial aviation products; and commercial pilot training operations;
•Space & Airborne Systems, including space payloads, sensors and full-mission solutions; classified intelligence and cyber; avionics; electronic warfare; and mission networks for air traffic management operations; and
•Communication Systems, including tactical communications with global communications solutions; broadband communications; integrated vision solutions; and public safety radios, system applications and equipment.
The following businesses were divested or classified as held for sale at April 1, 2022 and April 2, 2021:
•Space and Navigation business, definitive agreement entered into on February 14, 2022 for a selling price of $5 million and classified as held for sale during the quarter ended April 1, 2022, expected to be completed in the second quarter of fiscal 2022, the results of which are reported as part of our Space & Airborne Systems segment;
•CPS business, definitive agreement entered into on March 1, 2021 and classified as held for sale during the quarter ended April 2, 2021 and divested on July 2, 2021, the results of which are reported as part of other non-reportable businesses through the date of divestiture;
•Military training business, definitive agreement entered into on February 27, 2021 and classified as held for sale during the quarter ended April 2, 2021 and divested on July 2, 2021, the results of which are reported as part of other non-reportable businesses through the date of divestiture; and
•Voice Switch Enterprise disposal group (“VSE disposal group”), definitive agreement entered into on February 23, 2021 and classified as held for sale during the quarter ended April 2, 2021 and partially divested on July 2, 2021, with the remainder divested on July 30, 2021, the results of which are reported as part of other non-reportable businesses through the date of divestiture.

See Note 3: “Business Divestitures and Asset Sales” in the Notes to Consolidated Financial Statement in our Fiscal 2021 Form 10-K for additional information regarding businesses divested in fiscal 2021.
RESULTS OF OPERATIONS
Consolidated Results of Operations

	Quarter Ended
(Dollars in millions, except per share amounts)	April 1, 2022	April 2, 2021	% Inc/(Dec)

Revenue
Integrated Mission Systems	$1,721	$1,751	(2)%
Space & Airborne Systems	1,450	1,460	(1)%
Communication Systems	963	1,112	(13)%
Other non-reportable businesses	—	284	*
Corporate eliminations	(31)	(40)	(23)%
Total revenue	4,103	4,567	(10)%
Total cost of product sales and services	(2,892)	(3,213)	(10)%
% of total revenue	70%	70%
Gross margin	1,211	1,354	(11)%
% of total revenue	30%	30%
Engineering, selling and administrative expenses	(713)	(801)	(11)%
% of total revenue	17%	18%
Business divestiture-related losses	—	(15)	*
Impairment of goodwill and other assets	—	(62)	*
Non-operating income	106	117	(9)%
Net interest expense	(68)	(66)	3%
Income from continuing operations before income taxes	536	527	2%
Income taxes	(61)	(60)	2%
Effective tax rate	11%	11%
Income from continuing operations	475	467	2%
Noncontrolling interests, net of income taxes	—	2	*
Income from continuing operations attributable to L3Harris common shareholders	$475	$469	1%
% of total revenue	12%	10%
Income from continuing operations per diluted common share attributable to L3Harris common shareholders	$2.44	$2.25	8%
_________________
*Not meaningful
Revenue and Gross Margin
Revenue declined 10% in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 from the impact of prior year divestitures that totaled $268 million, continued supply chain disruptions including impacts arising from electronic component shortages within Communication Systems, award timing and airborne program transitions. Gross margin decreased in the first quarter of fiscal 2022 compared to the first quarter of fiscal 2021 from volume effects across our business segments and supply chain disruptions. Gross margin as a percentage of revenue (“gross margin percentage”) was comparable.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
The decrease in engineering, selling and administrative (“ESA”) expenses and ESA expense as a percentage of revenue (“ESA percentage”) in the first quarter of fiscal 2022 compared with the first quarter of 2021 was primarily due to $10 million of lower amortization of identifiable intangible assets acquired as a result of the L3Harris Merger, $8 million decrease in “FAS/CAS pension adjustment” and $6 million of lower divestiture-related expenses as well as the absence of a $15 million charge related to a value added tax obligation and $29 million of costs related to divested businesses in the first quarter of 2021.

See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Business Divestiture-Related Losses
There were no business divestiture-related gains or losses recorded in the first quarter of fiscal 2022. Business divestiture-related losses in the first quarter of fiscal 2021 reflected a $7 million non-cash remeasurement loss on the then-pending divestiture of the CPS business and an $8 million non-cash remeasurement loss on the then-pending divestiture of the VSE disposal group.
See Note 3: “Business Divestitures and Asset Sales” in the Notes to Consolidated Financial Statements in our Fiscal 2021 Form 10-K for further information.
Impairment of Goodwill and Other Assets
No impairment charges were recorded in the first quarter of fiscal 2022. Impairment of goodwill and other assets in the first quarter of fiscal 2021 reflected $62 million of non-cash charges for the impairment of goodwill and other assets associated with the divestiture of the CPS business.
See Note 3: “Business Divestitures and Asset Sales” in the Notes to Consolidated Financial Statements in our Fiscal 2021 Form 10-K and Note H — Goodwill in the Notes for further information.
Non-Operating Income
The decrease in non-operating income in the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021 was primarily due to losses related to investments in the first quarter of fiscal 2022 compared with gains related to investments in the first quarter of fiscal 2021.
Net Interest Expense
Our net interest expense increased in the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021 primarily due to lower interest income in the first quarter of fiscal 2022.
See Note 13: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal 2021 Form 10-K for further information.
Income Taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 11.3% for the first quarter of fiscal 2022 compared with 11.4% for the first quarter of fiscal 2021. For the first quarter of fiscal 2022, we benefited from the favorable impact of R&D credits, the reduction in deferred tax liabilities on the outside basis of certain foreign subsidiaries due to an internal restructuring, incremental FDII benefit resulting from the requirement to capitalize and amortize R&D expenses beginning in fiscal 2022, the resolution of specific audit uncertainties, and excess tax benefits related to equity-based compensation. For the first quarter of fiscal 2021, our effective tax rate benefited from the favorable impact of R&D credits, the resolution of specific audit uncertainties and the recognition of deferred tax assets on the outside basis of entities held-for-sale.
Income From Continuing Operations
The increase in income from continuing operations in the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021 was primarily due to the combined effects of the reasons noted in the sections above regarding fiscal 2022 and 2021.
Diluted EPS
Diluted EPS attributable to L3Harris common shareholders in the first quarter of fiscal 2022 increased compared with the first quarter of fiscal 2021 primarily due to to higher net income and fewer diluted weighted average common shares outstanding, reflecting the repurchases of shares of our common stock under our repurchase program in the first quarter of fiscal 2022.
See the “Common Stock Repurchases” discussion below in this MD&A for further information.

Discussion of Business Segment Results of Operations
Integrated Mission Systems Segment (“IMS”)

	Quarter Ended
(Dollars in millions)	April 1, 2022	April 2, 2021	% Inc/(Dec)

Revenue	$1,721	$1,751	(2%)
Operating income	255	234	9%
Operating income as a percentage of revenue (“operating margin”)	14.8%	13.4%
IMS revenue decreased 2%, driven primarily by declines of $35 million in ISR, reflecting lower aircraft procurement and delivery volume that outweighed higher production and modification activity on an aircraft missionization program and $47 million in fuzing and ordnance systems and other related programs, reflecting lower volume. The declines were partially offset by an increase in revenue of $24 million in Electro Optical, reflecting higher WESCAM volumes, $22 million in Maritime primarily due to higher revenue on Virginia-class and classified programs and $10 million in Commercial Aviation Solutions, from a continued aerospace market recovery.
IMS operating margin expanded 140 basis points to 14.8% from favorable program and product mix.
Space & Airborne Systems Segment (“SAS”)

	Quarter Ended
(Dollars in millions)	April 1, 2022	April 2, 2021	% Inc/(Dec)

Revenue	$1,450	$1,460	(1%)
Operating income	172	192	(10%)
Operating margin	11.9%	13.2%
SAS revenue decreased 1%, driven primarily by declines in our airborne businesses, due to production transitions and lower development on the F-35 program, $16 million decline in Intel & Cyber due to award timing and $8 million in Mission Networks due to updates on certain Federal Aviation Administration (“FAA”) programs. The decrease was partially offset by a $60 million increase in revenue in Space, reflecting growth in responsive satellite programs.
SAS operating margin contracted 130 basis points to 11.9% from strong program performance in the prior year and unfavorable program mix.
Communication Systems Segment (“CS”)

	Quarter Ended
(Dollars in millions)	April 1, 2022	April 2, 2021	% Inc/(Dec)

Revenue	$963	$1,112	(13%)
Operating income	229	270	(15%)
Operating margin	23.8%	24.3%
CS revenue decreased 13%. Tactical Communications declined $59 million primarily due to supply chain impacts arising from electronic component shortages, which also affected Integrated Vision Solutions and Public Safety, and $72 million in Broadband Communications due to lower volume on legacy platforms.
CS operating margin contracted 50 basis points to 23.8% primarily due to volume and supply chain impacts at the segment, as noted in the discussion above regarding CS revenue.

Unallocated Corporate Expenses

	Quarter Ended
(Dollars in millions)	April 1, 2022	April 2, 2021	% Inc/(Dec)

Unallocated corporate department expense, net(1)	$(7)	$(33)	(79%)
L3Harris Merger-related transaction, integration and other expenses and losses	(20)	(21)	(5%)
Amortization of acquisition-related intangibles	(152)	(164)	(7%)
Business divestiture-related losses	—	(15)	*
Impairment of goodwill and other assets	—	(62)	*
Other items	(1)	(7)	*
______________
(1)For the quarter ended April 2, 2021, includes a $15 million accrual for a value added tax obligation.
*Not meaningful
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Quarter Ended
(In millions)	April 1, 2022	April 2, 2021

Net cash provided by operating activities	$39	$661
Net cash used in investing activities	(64)	(61)
Net cash used in financing activities	(513)	(900)
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Net decrease in cash and cash equivalents	(539)	(300)
Cash and cash equivalents, beginning of period	941	1,276
Cash and cash equivalents, end of period	$402	$976
Cash and cash equivalents: At April 1, 2022 we had cash and cash equivalents of $402 million and we have a senior unsecured $2 billion revolving credit facility that expires in June 2024 (all of which was available to us as of April 1, 2022). Additionally, we had $7.1 billion of net long-term debt outstanding at April 1, 2022, the majority of which we incurred in connection with the L3Harris Merger during the two quarters ended January 3, 2020 and the acquisition of Exelis in the fourth quarter of fiscal 2015. Our $402 million of cash and cash equivalents at April 1, 2022 included $211 million held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facility, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although, we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties and the state of global commerce and general political and financial uncertainty. We cannot predict the on-going impact that COVID, among other potential risks and uncertainties, will have on our cash from operating activities. Additionally, the provisions in the Tax Cuts and Jobs Act of 2017 require that, beginning in fiscal 2022, research and experimental expenditures be capitalized and amortized over five years, which we estimate will have an approximately $600 million to $700 million impact to cash from operating activities in fiscal 2022 based on the provisions currently in effect, however, there was no impact to cash from operating activities during the first quarter of 2022. See Item 1A. “Risk Factors” of our Fiscal 2021 Form 10-K and Part II, Item 1A. “Risk Factors” in this Report.
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next twelve months and reasonably foreseeable future thereafter. Our total capital expenditures for fiscal 2022 are expected to be approximately $330 million. We anticipate tax payments in fiscal 2022 to be approximately equal to or marginally less than our tax expense for the same period, absent R&D capitalization and subject to adjustment for timing differences. Other than those cash outlays noted in “Material Cash Requirements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2021 Form 10-K and in the “Material Cash Requirements and Commercial Commitments” section below in this MD&A, capital expenditures, dividend payments and repurchases under our share repurchase program, we do not anticipate any significant cash outlays during the remainder of fiscal 2022.

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
Net cash provided by operating activities: The $622 million decrease in net cash provided by operating activities in the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021 was primarily due to a $525 million increase in cash used to fund working capital (i.e., accounts receivable, contract assets, inventories, accounts payable and contract liabilities) and the impact of $87 million of lower income (excluding the impact of non-cash items such as depreciation and amortization, impairment of goodwill and other assets and gains related to business divestitures).
Net cash used in investing activities: The $3 million increase in net cash used in investing activities in the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021 was primarily due to a $12 million increase in cash used in other investing activities which primarily relate to a strategic investment, partially offset by a $9 million decrease of net cash used for additions of property, plant and equipment in fiscal 2022.
Net cash used in financing activities: The $387 million decrease in net cash used in financing activities in the first quarter of fiscal 2022 compared with the first quarter of fiscal 2021 was primarily due to a $392 million decrease in cash used to repurchase our common stock under our share repurchase program and a $20 million increase in proceeds from exercises of employee stock options, partially offset by a $11 million increase in cash used for tax withholding payments associated with vested share-based awards, a $9 million increase in cash used to pay dividends and a $4 million increase in cash used for repayments of borrowings.
Funding of Pension Plans
Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. pension plans. Although we have significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), and applicable Internal Revenue Code regulations, mandate minimum funding thresholds. The Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015, the American Rescue Plan Act of 2021 and the Infrastructure Investment and Jobs Act further extended the interest rate stabilization provision of MAP-21. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plans or make benefit payments. With respect to our U.S. qualified defined benefit pension plans, we intend to contribute annually no less than the required minimum funding thresholds. As a result of prior voluntary contributions and plan performance, we are not required to make any contributions to our U.S. qualified defined benefit pension plans in fiscal 2022 and for several years thereafter.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $524 million as of April 1, 2022. See Note 14: “Pension and Other Postretirement Benefits” in the Notes to Consolidated Financial Statements in our Fiscal 2021 Form 10-K and Note J — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the first quarter of fiscal 2022, we used $308 million to repurchase 1.3 million shares of our common stock under our share repurchase program at an average price per share of $231.39, including commissions of $0.02 per share. During the first quarter of fiscal 2021, we used $700 million to repurchase 3.8 million shares of our common stock under our share repurchase program at an average price per share of $184.54, including commissions of $0.02 per share. During the first quarter of fiscal 2022 and 2021, $12 million and $1 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
On January 28, 2021, we announced that our Board of Directors approved a new $6 billion share repurchase authorization under our repurchase program that was in addition to the remaining unused authorization of $210 million at January 1, 2021, under our prior repurchase program, for a total unused authorization of $6.2 billion. Our repurchase program does not have a stated expiration. At April 1, 2022, we had a remaining unused authorization under our repurchase program of $2.2 billion under our share repurchase program. Repurchases under our share repurchase program may be made through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our current repurchase program is set forth in this Report under Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
On February 25, 2022, our Board of Directors increased the quarterly per share cash dividend rate on our common stock from $1.02 to $1.12, commencing with the dividend declared by our Board of Directors for the first quarter of fiscal 2022, for an annualized per share cash dividend rate of $4.48, which was our twenty-first consecutive annual increase in our quarterly cash dividend rate. Quarterly cash dividends are typically paid in March, June, September and December. We paid $218 million in cash dividends during March 2022. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant.
Capital Structure and Resources
2019 Credit Agreement: We have a $2 billion, 5-year senior unsecured revolving credit facility (the “2019 Credit Facility”) under a Revolving Credit Agreement (as amended, the “2019 Credit Agreement”) entered into on June 28, 2019 with a syndicate of lenders. For a description of the 2019 Credit Facility and the 2019 Credit Agreement, see Note 12: “Credit Arrangements” in the Notes to Consolidated Financial Statements in our Fiscal 2021 Form 10-K.
We were in compliance with the covenants in the 2019 Credit Agreement at April 1, 2022, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2019 Credit Agreement, to be greater than 0.65 to 1.00. At April 1, 2022, we had no borrowings outstanding under the 2019 Credit Agreement.
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note 13: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal 2021 Form 10-K.
Short-Term Debt: Our short-term debt was $3 million at April 1, 2022 and $2 million December 31, 2021, consisting of local borrowing by international subsidiaries for working capital needs.
Other Agreements: We have two RSAs with two separate third-party financial institutions that permit us to sell, on a non-recourse basis, up to an aggregate of $100 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSAs, which we continue to service and collect on behalf of the third-party financial institution and we account for as sales of receivables with sale proceeds included in net cash from operating activities. Outstanding accounts receivable sold pursuant to the RSAs was $99 million at April 1, 2022 and $100 million at December 31, 2021, with net cash proceeds of $98 million and $100 million, respectively.
Material Cash Requirements and Commercial Commitments
The amounts disclosed in our Fiscal 2021 Form 10-K include our material cash requirements and commercial commitments. There were no material changes during the first quarter of fiscal 2022 in our material cash requirements from contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases or our commercial commitments, or in our contingent liabilities on outstanding surety bonds, standby letters of credit or other arrangements as disclosed in our Fiscal 2021 Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our Condensed Consolidated Financial Statements (Unaudited) and accompanying Notes are prepared in accordance with GAAP. Preparing financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and backlog as well as disclosures of contingent assets and liabilities. Actual results may differ from our estimates. These estimates and assumptions are affected by the application of our accounting policies. Critical accounting policies and estimates are those that require application of management’s most difficult, subjective or complex judgments, often as a result of matters that are inherently uncertain and may change in subsequent periods. Critical accounting policies and estimates for us include: (i) revenue recognition on contracts and contract estimates; (ii) postretirement benefit plans; (iii) impairment testing of goodwill; (iv) accounting for business combinations; and (v) income taxes and tax valuation allowances. For additional discussion of our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2021 Form 10-K.

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
EAC adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended
(In millions)	April 1, 2022	April 2, 2021

Favorable adjustments	$135	$162
Unfavorable adjustments	(89)	(80)
Net operating income adjustments	$46	$82
The net favorable impact to operating income from EAC adjustments in the first quarter ended April 1, 2022 reflected benefits of operational performance on programs, including additional retirement of risks and material and labor cost savings. There were no individual impacts to operating income due to EAC adjustments in the first quarter of 2022 or 2021 that were material to our results of operations on a consolidated or segment basis for such periods.
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
A substantial majority of our revenue is derived from contracts with the U.S. Government, including foreign military sales contracts. These contracts are subject to the Federal Acquisition Regulation (“FAR”) and the prices of our contract deliverables are typically based on our estimated or actual costs plus a reasonable profit margin. As a result, the standalone selling prices of the goods and services in these contracts are typically equal to the selling prices stated in the contract, thereby eliminating the need to allocate (or reallocate) the transaction price to the multiple performance obligations. In our non-U.S. Government contracts, when standalone selling prices are not directly observable, we also generally use the expected cost plus margin approach to determine standalone selling price. In determining the appropriate margin under the cost plus margin approach, we consider historical margins on similar products sold to similar customers or within similar geographies where objective evidence is available. We may also consider our cost structure and profit objectives, the nature of the proposal, the effects of customization of pricing, our practices used to establish pricing of bundled products, the expected technological life of the product, margins earned on similar contracts with different customers and other factors to determine the appropriate margin.
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
•To the extent some of our workforce is or becomes represented by labor unions, a prolonged work stoppage could harm our business.
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
•Unforeseen environmental issues, including regulations related to greenhouse gas emissions or change in customer sentiment related to environmental sustainability, could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
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
Additional details and discussions concerning some of the factors that could affect our forward-looking statements or future results are set forth in our Fiscal 2021 Form 10-K under Item 1A. “Risk Factors” and in Part II, Item 1A. “Risk Factors” in this Report. The foregoing list of factors and the factors set forth in Item 1A. “Risk Factors” included in our Fiscal 2021 Form 10-K and in Part II, Item 1A. “Risk Factors” in this Report are not exhaustive. Additional risks and uncertainties not known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flows and equity. Should any risks or uncertainties develop into actual events, these developments could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity. The forward-looking statements contained in this Report are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements or to update the reasons actual results could differ materially from those projected in the forward-looking statements, whether as a result of new information, future events or developments or otherwise.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the normal course of business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. There were no material changes during the quarter ended April 1, 2022 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2021 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of April 1, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of April 1, 2022 our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
See Note R — Legal Proceedings and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Item 3. “Legal Proceedings” of our Fiscal 2021 Form 10-K.

ITEM 1A.	RISK FACTORS.
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth in Item 1A. “Risk Factors” of our Fiscal 2021 Form 10-K. There have been no material changes to the risk factors disclosed in our Fiscal 2021 Form 10-K. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flows and equity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
During the quarter ended April 1, 2022, we repurchased 1.3 million shares of our common stock under our share repurchase program for $308 million at an average share price of $231.37, excluding commissions of $0.02 per share. The level and timing of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors and management may deem relevant. We have announced that we currently expect to repurchase up to $1.5 billion in shares under our repurchase program in fiscal 2022, but we can give no assurances regarding the level and timing of share repurchases. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.
The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended April 1, 2022:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)
Month No. 1
(January 1, 2022-January 28, 2022)
Repurchase program(1)	273,155	$218.71	273,155	$2,476
Employee transactions(2)	106,690	$217.54	—	—
Month No. 2
(January 29, 2022-February 25, 2022)
Repurchase program(1)	506,083	$214.76	506,083	$2,367
Employee transactions(2)	46,142	$222.47	—	—
Month No. 3
(February 26, 2022-April 1, 2022)
Repurchase program(1)	551,348	$252.88	551,348	$2,228
Employee transactions(2)	120,224	$263.87	—	—
Total	1,603,642		1,330,586	$2,228
_______________
* Periods represent our fiscal months.
(1) On January 28, 2021, we announced that our Board of Directors approved a $6 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of $210 million as of January 1, 2021. We repurchase shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of April 1, 2022, $2.2 billion (as reflected in the table above) was the approximate dollar amount of our common stock that can still be purchased under our share repurchase program, which does not have a stated expiration date.
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
Sales of Unregistered Equity Securities
During the first quarter of fiscal 2022, we did not issue or sell any unregistered equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:
(3)(a) Restated Certificate of Incorporation of L3Harris Technologies, Inc. (1995), as amended.
(3)(b) Amended and Restated By-Laws of L3Harris Technologies, Inc., as amended.
*(10.1) Conditional Waiver, Separation Agreement and Release of All Claims, dated January 21, 2022, between L3Harris Technologies, Inc. and Jesus Malave.
*(10.2) Offer Letter Agreement dated January 24, 2022, between L3Harris Technologies, Inc. and Michelle L. Turner.
*(10.3) Amendment Ten to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021) dated March 28, 2022.
(15)    Letter Regarding Unaudited Interim Financial Information.
(31.1)    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)    Section 1350 Certification of Chief Executive Officer.
(32.2)    Section 1350 Certification of Chief Financial Officer.
(101) The financial information from L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.
(104) Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_______________
*    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: April 29, 2022	By:	/s/ MICHELLE L. TURNER
Michelle L. Turner
Senior Vice President and Chief Financial Officer (Principal Financial Officer)