Form 10-Q
period 2022-07-01
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2022-07-29
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes   ☑  No
The number of shares outstanding of the registrant’s common stock as of July 22, 2022 was 191,353,157.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended July 1, 2022
This Report contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited).
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
(In millions, except per share amounts)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021

Revenue from product sales and services	$4,135	$4,668	$8,238	$9,235
Cost of product sales and services	(2,907)	(3,251)	(5,767)	(6,464)
Engineering, selling and administrative expenses	(744)	(891)	(1,489)	(1,692)
Business divestiture-related gains, net	—	180	—	165
Impairment of goodwill and other assets	—	(145)	—	(207)
Non-operating income	108	86	214	203
Interest expense, net	(67)	(65)	(135)	(131)
Income from continuing operations before income taxes	525	582	1,061	1,109
Income taxes	(55)	(169)	(116)	(229)
Income from continuing operations	470	413	945	880
Discontinued operations, net of income taxes	—	—	—	(1)
Net income	470	413	945	879
Noncontrolling interests, net of income taxes	1	—	1	2
Net income attributable to L3Harris Technologies, Inc.	$471	$413	$946	$881

Amount attributable to L3Harris Technologies, Inc. common shareholders
Income from continuing operations	$471	$413	$946	$882
Discontinued operations, net of income taxes	—	—	—	(1)
Net income	$471	$413	$946	$881

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic	$2.45	$2.03	$4.91	$4.29
Diluted
Continuing operations	$2.42	$2.01	$4.86	$4.26
Discontinued operations	—	—	—	(0.01)
	$2.42	$2.01	$4.86	$4.25

Basic weighted average common shares outstanding	192.1	203.6	192.6	205.2
Diluted weighted average common shares outstanding	194.0	205.6	194.5	207.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
(In millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021

Net income	$470	$413	$945	$879
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of income taxes	(73)	15	(76)	(3)
Net unrealized (loss) gain on hedging derivatives, net of income taxes	(7)	2	(2)	7
Net unrecognized loss on postretirement obligations, net of income taxes	—	(2)	—	(2)
Other comprehensive (loss) income, recognized during the period	(80)	15	(78)	2
Reclassification adjustments for (gains) losses included in net income	(2)	4	(8)	2
Other comprehensive (loss) income, net of income taxes	(82)	19	(86)	4
Total comprehensive income	388	432	859	883
Comprehensive loss attributable to noncontrolling interests	1	—	1	2
Total comprehensive income attributable to L3Harris Technologies, Inc.	$389	$432	$860	$885
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except shares)	July 1, 2022	December 31, 2021

Assets
Current Assets
Cash and cash equivalents	$420	$941
Receivables, net	1,191	1,045
Contract assets	3,048	3,021
Inventories	1,241	982
Inventory prepayments	8	48
Income taxes receivable	47	98
Other current assets	233	224
Total current assets	6,188	6,359
Non-current Assets
Property, plant and equipment, net	2,042	2,101
Operating lease right-of-use assets	761	769
Goodwill	18,143	18,189
Other intangible assets, net	6,321	6,640
Deferred income taxes	103	85
Other non-current assets	580	566
Total non-current assets	27,950	28,350
	$34,138	$34,709
Liabilities and Equity
Current Liabilities
Short-term debt	$2	$2
Accounts payable	1,721	1,767
Contract liabilities	1,270	1,297
Compensation and benefits	381	444
Other accrued items	898	1,002
Income taxes payable	350	28
Current portion of long-term debt, net	262	11
Total current liabilities	4,884	4,551
Non-current Liabilities
Defined benefit plans	437	614
Operating lease liabilities	756	768
Long-term debt, net	6,782	7,048
Deferred income taxes	1,032	1,344
Other long-term liabilities	1,057	1,065
Total non-current liabilities	10,064	10,839
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 191,518,970 and 193,511,401 shares at July 1, 2022 and December 31, 2021, respectively	192	194
Other capital	15,814	16,248
Retained earnings	3,312	2,917
Accumulated other comprehensive loss	(232)	(146)
Total shareholders’ equity	19,086	19,213
Noncontrolling interests	104	106
Total equity	19,190	19,319
	$34,138	$34,709
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
(In millions)	July 1, 2022	July 2, 2021

Operating Activities
Net income	$945	$879
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	303	320
Depreciation and other amortization	162	164
Share-based compensation	69	67
Share-based matching contributions under defined contribution plans	113	117
Qualified pension plan contributions	(3)	(4)
Pension and other postretirement benefit plan income	(198)	(188)
Impairment of goodwill and other assets	—	242
Business divestiture-related gains, net	—	(165)
Gain on sale of property, plant and equipment	(1)	—
Gain on sale of asset group	(8)	—
Deferred income taxes	(326)	(151)
(Increase) decrease in:
Receivables, net	(146)	62
Contract assets	(25)	(438)
Inventories	(259)	46
Prepaid expenses and other current assets	31	(21)
Increase (decrease) in:
Accounts payable	(44)	69
Contract liabilities	(21)	86
Compensation and benefits	(63)	(80)
Other accrued items	(103)	8
Income taxes	376	309
Other	(14)	59
Net cash provided by operating activities	788	1,381
Investing Activities
Additions to property, plant and equipment	(117)	(128)
Proceeds from sale of property, plant and equipment, net	4	4
Proceeds from sales of businesses, net	2	1,430
Proceeds from sale of asset group	18	—
Cash used for equity investments	(30)	—
Other investing activities	2	1
Net cash (used in) provided by investing activities	(121)	1,307
Financing Activities
Net proceeds from borrowings	7	5
Repayments of borrowings	(10)	(10)
Proceeds from exercises of employee stock options	34	38
Repurchases of common stock	(729)	(1,550)
Cash dividends	(435)	(416)
Tax withholding payments associated with vested share-based awards	(38)	(2)
Other financing activities	(3)	(2)
Net cash used in financing activities	(1,174)	(1,937)
Effect of exchange rate changes on cash and cash equivalents	(14)	2
Net (decrease) increase in cash and cash equivalents	(521)	753
Cash and cash equivalents, beginning of period	941	1,276
Cash and cash equivalents, end of period	$420	$2,029
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

Balance at April 1, 2022	$193	$16,089	$3,128	$(150)	$105	$19,365
Net income	—	—	471	—	(1)	470
Other comprehensive loss, net of income taxes	—	—	—	(82)	—	(82)
Shares issued under stock incentive plans	—	4	—	—	—	4
Shares issued under defined contribution plans	1	57	—	—	—	58
Share-based compensation expense	—	41	—	—	—	41
Tax withholding payments on share-based awards	—	(26)	—	—	—	(26)
Repurchases and retirement of common stock	(2)	(351)	(68)	—	—	(421)
Cash dividends ($1.12 per share)	—	—	(217)	—	—	(217)
Other	—	—	(2)	—	—	(2)
Balance at July 1, 2022	$192	$15,814	$3,312	$(232)	$104	$19,190

Balance at April 2, 2021	$205	$18,487	$2,529	$(854)	$115	$20,482
Net income	—	—	413	—	—	413
Other comprehensive loss, net of income taxes	—	—	—	19	—	19
Shares issued under stock incentive plans	1	27	—	—	—	28
Shares issued under defined contribution plans	1	59	—	—	—	60
Share-based compensation expense	—	34	—	—	—	34
Tax withholding payments on share-based awards	—	(1)	—	—	—	(1)
Repurchases and retirement of common stock	(5)	(744)	(101)	—	—	(850)
Cash dividends ($1.02 per share)	—	—	(207)	—	—	(207)
Other	—	1	(1)	—	(2)	(2)
Balance at July 2, 2021	$202	$17,863	$2,633	$(835)	$113	$19,976

Balance at December 31, 2021	$194	$16,248	$2,917	$(146)	$106	$19,319
Net income	—	—	946	—	(1)	945
Other comprehensive loss, net of income taxes	—	—	—	(86)	—	(86)
Shares issued under stock incentive plans	—	34	—	—	—	34
Shares issued under defined contribution plans	1	112	—	—	—	113
Share-based compensation expense	—	69	—	—	—	69
Tax withholding payments on share-based awards	—	(38)	—	—	—	(38)
Repurchases and retirement of common stock	(3)	(611)	(115)	—	—	(729)
Cash dividends ($2.24 per share)	—	—	(435)	—	—	(435)
Other	—	—	(1)	—	(1)	(2)
Balance at July 1, 2022	$192	$15,814	$3,312	$(232)	$104	$19,190

Balance at January 1, 2021	$208	$19,008	$2,347	$(839)	$117	$20,841
Net income	—	—	881	—	(2)	879
Other comprehensive loss, net of income taxes	—	—	—	4	—	4
Shares issued under stock incentive plans	1	37	—	—	—	38
Shares issued under defined contribution plans	1	116	—	—	—	117
Share-based compensation expense	—	67	—	—	—	67
Tax withholding payments on share-based awards	—	(2)	—	—	—	(2)
Repurchases and retirement of common stock	(8)	(1,364)	(178)	—	—	(1,550)
Cash dividends ($2.04 per share)	—	—	(416)	—	—	(416)
Other	—	1	(1)	—	(2)	(2)
Balance at July 2, 2021	$202	$17,863	$2,633	$(835)	$113	$19,976
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of L3Harris Technologies, Inc. and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “L3Harris,” “Company,” “we,” “our” and “us” refer to L3Harris Technologies, Inc. and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by L3Harris in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and equity in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, cash flows and equity for the periods presented therein. The results for the quarter and two quarters ended July 1, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at December 31, 2021 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our “Fiscal 2021 Form 10-K”).
Segment reorganization and change in accounting policy: We implemented a new organizational structure effective January 1, 2022, resulting in changes to our operating segments, which are also our reportable segments and are referred to as our business segments. The new structure streamlined our business segments from four to three business segments. Our former Aviation Systems segment was eliminated as a business segment.
We updated our business segment reporting and accounting policies for pension and other postretirement benefits plan (“OPEB”) income or expense to better align our presentation of business segment information with our industry peers. Our business segment operating results include pension and OPEB cost under U.S. Government Cost Accounting Standards (“CAS”), as CAS pension and OPEB cost is allocable to and allowable under contracts with the U.S. Government. We no longer assign or allocate Financial Accounting Standards (“FAS”) pension and OPEB income or expense to our business segments. GAAP requires pension and OPEB income or expense to be recognized on a FAS basis. Therefore, we present a “FAS/CAS operating adjustment” outside of business segment results, representing the difference between the service cost component of FAS pension and OPEB income or expense and total CAS pension and OPEB cost or expense. Non-service cost components of FAS pension and OPEB income or expense are included as a component of non-operating income or expense.
The historical results, discussion and presentation of our business segments as set forth in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these changes. See Note R — Business Segment Information in these Notes for further information regarding our new segment structure and pension presentation effective in fiscal 2022.
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
NOTE B— BUSINESS DIVESTITURES AND ASSET SALES
Completed Divestitures and Asset Sales — Two Quarters ended July 1, 2022
During the two quarters ended July 1, 2022, we completed one business divestiture and one asset sale from our Integrated Mission Systems business segment for combined net cash proceeds of $20 million and recognized a pre-tax gain of $8 million associated with the asset sale included in the “Engineering, selling and administrative expenses” line of our Condensed Consolidated Statement of Income for the quarter and two quarters ended July 1, 2022.
Completed Divestitures and Asset Sales — Two Quarters ended July 2, 2021
The following table presents information regarding business divestitures and asset sales completed during the two quarters ended July 2, 2021:

(In millions)	Business Segment Prior to Divestiture / Asset Sale(1)	Date of Divestiture / Asset Sale	Sale Price	Net Cash Proceeds(2)

CPS business(3)	Other non-reportable businesses(7)	July 2, 2021	$398	$354
Military training business(4)	Other non-reportable businesses(7)	July 2, 2021	1,050	1,074
VSE disposal group(5)	Other non-reportable businesses(7)	July 2, 2021(6)	20	2
			$1,468	$1,430
_______________
(1)Business segment in which the operating results of each divested business were reported through the date of divestiture.
(2)Net cash proceeds after selling costs and purchase price adjustments.
(3)The Combat Propulsion Systems and related businesses (“CPS business”) engineered, designed and manufactured engines, transmissions, suspensions and turret drive systems for tracked and wheeled combat vehicle systems.
(4)The military training business provided flight simulation solutions and training services to the U.S. Department of Defense and foreign military agencies.
(5)The Voice Switch Enterprise disposal group (“VSE disposal group”) provided voice over internet protocol systems for air traffic management.
(6)The sale of the VSE disposal group was partially closed on July 2, 2021, with the remainder divested on July 30, 2021.
(7)Formerly our Aviation Systems segment.
Income Before Income Taxes Attributable to Businesses Divested: The following table presents the amount of significant income before income taxes attributable to businesses divested in our Condensed Consolidated Statement of Income (Unaudited):

	Quarter Ended	Two Quarters Ended
(In millions)	July 2, 2021	July 2, 2021

Electron Devices business(1)	$11	$30
CPS business	27	53
Military training business	18	35
_______________
(1)The Electron Devices and Narda Microwave-West divisions (“Electron Devices business”) manufactured microwave devices for ground-based, airborne and satellite communications and radar. We entered into a definitive agreement to sell the Electron Devices business on July 2, 2021. The sale of the Electron Devices business was closed on October 1, 2021.
Business Divestiture-Related Gains, net: The “Business divestiture-related gains, net” line item in our Condensed Consolidated Statement of Income (Unaudited) is comprised of the following pre-tax gains associated with businesses divested.

	Quarter Ended	Two Quarters Ended
(In millions)	July 2, 2021	July 2, 2021

VSE disposal group	$(18)	$(26)
CPS business(1)	(12)	(19)
Military training business	212	212
Other	(2)	(2)
Total business divestiture-related gains, net	$180	$165
_______________
(1)During the quarter ended April 2, 2021, upon classifying the CPS business as held for sale, we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the two quarters ended July 2, 2021. See Note I — Goodwill and Other Intangible Assets in these Notes for additional information.

Fair Value of Businesses and Goodwill Allocation
See Note I — Goodwill and Other Intangible Assets in these Notes for additional information regarding the impairment of goodwill related to business divestitures.
NOTE C— STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
At July 1, 2022, we had stock options and other share-based compensation awards outstanding under several employee stock incentive plans (“L3Harris SIPs”). The compensation cost related to our share-based awards that was charged against income was $41 million and $69 million for the quarter and two quarters ended July 1, 2022, respectively, and $34 million and $67 million for the quarter and two quarters ended and July 2, 2021, respectively. The aggregate number of shares of our common stock issued under L3Harris SIPs, net of shares withheld for tax purposes, was 0.2 million and 0.6 million for the quarter and two quarters ended July 1, 2022, respectively, and 0.4 million and 0.5 million for the quarter and two quarters ended July 2, 2021, respectively.
There were no significant restricted stock units, stock options or performance stock units granted to participants under L3Harris SIPs during the quarter ended July 1, 2022. Awards granted to participants under L3Harris SIPs during the two quarters ended July 1, 2022 consisted of 0.4 million stock options, 0.2 million performance stock units and 0.2 million restricted stock units. During fiscal 2022, the majority of the options and units were granted on February 25, 2022. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model and the following assumptions: expected dividend yield of 1.92%; expected volatility of 29.11%; risk-free interest rates averaging 1.86%; and expected term of 5.02 years. The fair value as of the grant date of each restricted stock unit award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance stock unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in the S&P 500, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting. The fair value of these awards is amortized to compensation expense over the performance period if achievement of the performance measures is considered probable.
See Note 15: Stock Options and Other Share-Based Compensation in the Notes to Consolidated Financial Statements in our Fiscal 2021 Form 10-K for additional information regarding L3Harris SIPs.
NOTE D— ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)
The components of AOCI are summarized below:

(In millions)	Foreign currency translation	Net unrealized losses on hedging derivatives	Unrecognized postretirement obligations	Total AOCI

Balance at December 31, 2021	$(118)	$(89)	$61	$(146)
Other comprehensive loss before reclassifications to earnings, net of income taxes	(76)	(2)	—	(78)
Gains (losses) reclassified to earnings, net of income taxes(1)	—	2	(10)	(8)
Other comprehensive loss, net of income taxes	(76)	—	(10)	(86)
Balance at July 1, 2022	$(194)	$(89)	$51	$(232)

Balance at January 1, 2021	$(58)	$(80)	$(701)	$(839)
Other comprehensive (loss) income before reclassifications to earnings, net of income taxes	(3)	7	(2)	2
Losses (gains) reclassified to earnings, net of income taxes(1)	2	(6)	6	2
Other comprehensive (loss) income, net of income taxes	(1)	1	4	4
Balance at July 2, 2021	$(59)	$(79)	$(697)	$(835)
_______________
(1)(Gains) losses reclassified to earnings are included in the “Revenue from product sales and services,” “Business divestiture-related gains, net,” “Interest expense, net” and “Non-operating income” line items in our Condensed Consolidated Statement of Income (Unaudited).

NOTE E— RECEIVABLES, NET
Receivables, net are summarized below:

(In millions)	July 1, 2022	December 31, 2021

Accounts receivable	$1,228	$1,088
Less: allowances for collection losses	(37)	(43)
Receivables, net	$1,191	$1,045
We have two receivables sale agreements (“RSAs”) with two separate third-party financial institutions that permit us to sell, on a non-recourse basis, up to $100 million of outstanding receivables per agreement at any given time. From time to time, we have sold certain customer receivables under the RSAs, which we continue to service and collect on behalf of the third-party financial institutions and which we account for as sales of receivables with sale proceeds included in net cash provided by operating activities. We did not have outstanding accounts receivable sold pursuant to the RSAs at July 1, 2022. Outstanding accounts receivable sold pursuant to the RSAs were $99.9 million at December 31, 2021, with net cash proceeds of $99.8 million.
NOTE F— CONTRACT ASSETS AND CONTRACT LIABILITIES
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
Contract assets and liabilities in the two quarters ended July 1, 2022 were impacted primarily by the timing of contractual billing milestones.
Contract assets and contract liabilities are summarized below:

(In millions)	July 1, 2022	December 31, 2021

Contract assets	$3,048	$3,021
Contract liabilities, current	(1,270)	(1,297)
Contract liabilities, non-current(1)	(122)	(107)
Net contract assets	$1,656	$1,617
_______________
(1)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet (Unaudited).
The components of contract assets are summarized below:

(In millions)	July 1, 2022	December 31, 2021

Unbilled contract receivables, gross	$4,603	$4,921
Unliquidated progress payments and advances	(1,555)	(1,900)
Contract assets	$3,048	$3,021
Contract liabilities recognized as revenue that were outstanding at the end of the prior fiscal year were $254 million and $771 million for the quarter and two quarters ended July 1, 2022, respectively, and $219 million and $727 million for the quarter and two quarters ended July 2, 2021, respectively.

NOTE G— INVENTORIES
Inventories are summarized below:

(In millions)	July 1, 2022	December 31, 2021

Finished products	$194	$141
Work in process	403	335
Raw materials and supplies	644	506
Inventories	$1,241	$982
NOTE H— PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net are summarized below:

(In millions)	July 1, 2022	December 31, 2021

Land	$79	$79
Software capitalized for internal use	577	576
Buildings	1,249	1,236
Machinery and equipment	2,216	2,177
	4,121	4,068
Less: accumulated depreciation and amortization	(2,079)	(1,967)
Property, plant and equipment, net	$2,042	$2,101
Depreciation and amortization expense related to property, plant and equipment was $83 million and $166 million for the quarter and two quarters ended July 1, 2022, respectively, and $80 million and $164 million for the quarter and two quarters ended July 2, 2021, respectively.
As discussed in more detail in Note I — Goodwill and Other Intangible Assets in these Notes, in conjunction with, and in advance of, the tests of goodwill related to our Commercial Training Solutions (“CTS”) reporting unit, we recorded an $82 million non-cash impairment charge for long-lived assets, consisting of $19 million, $56 million and $7 million of impairment charges for right of use assets, property, plant and equipment and software, respectively, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the quarter and two quarters ended July 2, 2021.
NOTE I— GOODWILL AND OTHER INTANGIBLE ASSETS
The assignment of goodwill by business segment, and changes in the carrying amount of goodwill by business segment, were as follows:

(In millions)	Integrated Mission Systems	Space & Airborne Systems	Communication Systems	Aviation Systems(1)	Total

Balance at December 31, 2021 - As Reported	$6,485	$5,202	$4,153	$2,349	$18,189
Reallocation of goodwill in segment reorganization(1)	1,702	647	—	(2,349)	—
Balance at December 31, 2021 - After Reallocation	8,187	5,849	4,153	—	18,189
Currency translation adjustments	(13)	(33)	—	—	(46)
Balance at July 1, 2022	$8,174	$5,816	$4,153	$—	$18,143
_______________
(1)As a result of our new organizational structure, effective January 1, 2022, streamlining our operations from four business segments to three business segments, we reallocated goodwill previously held by our former Aviation Systems segment to our remaining business segments as of January 1, 2021, the earliest period presented in these Notes. See additional information below and “Segment Reorganization” in. Note A — Significant Accounting Policies and Recent Accounting Standards in these Notes.
Fair Value of Businesses
Segment reorganization: We implemented a new organizational structure effective January 1, 2022, resulting in changes to our operating segments, which are also our reportable segments and are referred to as our business segments. The new structure streamlined our business segments from four to three business segments. As a result of the segment reorganization, we realigned our reporting units from 11 to 9 reporting units, which are our business segments or one level below the business segment. For our realigned reporting units, immediately before and after our goodwill assignments, we completed an assessment of any potential goodwill impairment under our former and new reporting unit structure and determined that no impairment existed.
CPS business impairment: During the quarter ended April 2, 2021, we determined the criteria to be classified as held for sale were met with respect to the CPS business within our other non-reportable business segment and assigned $174 million of goodwill to the disposal group on a relative fair value basis. In connection with the preparation of our financial statements for the quarter ended April 2, 2021, we concluded that goodwill related to the CPS business was impaired and we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited).
See Note 1: Significant Accounting Policies and Recent Accounting Standards and Note 3: Business Divestitures and Asset Sales in the Notes to Consolidated Financial Statements in our Fiscal 2021 Form 10-K for additional information regarding the fair value hierarchy and our business divestitures, respectively.
CTS impairment: During the quarter ended July 2, 2021, we adjusted our Aviation Systems segment reporting to better align our businesses and separated the CTS business from our Commercial Aviation Solutions reporting unit, creating a new reporting unit within the Commercial Aviation Solutions sector of our Aviation Systems segment. Immediately before and after our goodwill assignments, we completed an assessment of any potential goodwill impairment under our former and new reporting unit structure and determined that no impairment existed.
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
NOTE J — ACCRUED WARRANTIES
Our liability for standard product warranties is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Changes in our liability for standard product warranties during the two quarters ended July 1, 2022 were as follows:

(In millions)

Balance at December 31, 2021	$117
Accruals for product warranties issued during the period	20
Settlements made during the period	(35)
Other, including foreign currency translation adjustments	(5)
Balance at July 1, 2022	$97

NOTE K— POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended July 1, 2022		Two Quarters Ended July 1, 2022
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost	$12	$—	$22	$1
Non-operating
Interest cost	55	2	110	4
Expected return on plan assets	(156)	(6)	(312)	(11)
Amortization of net actuarial loss (gain)	3	(2)	5	(4)
Amortization of prior service (credit) cost	(8)	1	(14)	1
Non-service cost periodic benefit income	(106)	(5)	(211)	(10)
Net periodic benefit income	$(94)	$(5)	$(189)	$(9)

	Quarter Ended July 2, 2021		Two Quarters Ended July 2, 2021
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost	$18	$—	$36	$1
Non-operating
Interest cost	46	2	92	3
Expected return on plan assets	(157)	(5)	(312)	(10)
Amortization of net actuarial loss	10	—	19	—
Amortization of prior service credit	(7)	—	(14)	—
Effect of curtailments or settlements	(3)	—	(3)	—
Non-service cost periodic benefit income	(111)	(3)	(218)	(7)
Net periodic benefit income	$(93)	$(3)	$(182)	$(6)
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
We made no material contributions to our U.S. qualified defined benefit pension plans during the quarter or two quarters ended July 1, 2022 or July 2, 2021. As a result of prior voluntary contributions, we are not required to make any contributions to these plans during fiscal 2022 and for several years thereafter.
NOTE L— EARNINGS PER SHARE
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
The weighted average number of shares outstanding used to compute EPS and diluted EPS are as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021

Basic weighted average common shares outstanding	192.1	203.6	192.6	205.2
Impact of dilutive share-based awards	1.9	2.0	1.9	1.9
Diluted weighted average common shares outstanding	194.0	205.6	194.5	207.1
Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards. Diluted EPS excludes the antidilutive impact of 0.4 million and 0.3 million weighted average share-based awards outstanding for the quarter and two quarters ended July 1, 2022, respectively, and 1.7 million and 1.6 million weighted average share-based awards outstanding for the quarter and two quarters ended and July 2, 2021, respectively.
NOTE M— INCOME TAXES
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 10.5% for the quarter ended July 1, 2022 compared with 29.0% for the quarter ended July 2, 2021. For the quarter ended July 1, 2022, our effective tax rate benefited from the favorable impacts of Research and Development (“R&D”) credits, incremental foreign-derived intangible income (“FDII”) benefit resulting from the requirement to capitalize and amortize R&D expenses beginning in fiscal 2022 and the resolution of specific audit uncertainties. For the quarter ended July 2, 2021, our effective tax rate was unfavorably impacted by non-deductible goodwill from completed business divestitures, partially offset by the favorable impacts of R&D credits, the resolution of specific audit uncertainties, and excess tax benefits related to equity-based compensation.
Our effective tax rate was 10.9% for the two quarters ended July 1, 2022 compared with 20.6% for the two quarters ended July 2, 2021. Our effective tax rate for the two quarters ended July 1, 2022 was favorably impacted by a reduction in the deferred tax liabilities on the outside basis of certain foreign subsidiaries due to an internal restructuring and the items described above in this Note M - Income Taxes. Our effective tax rate for the two quarters ended July 2, 2021 were impacted by the items described above in this Note M - Income Taxes.
NOTE N— FAIR VALUE MEASUREMENTS
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

The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at July 1, 2022 and December 31, 2021:

	July 1, 2022		December 31, 2021
(In millions)	Total	Level 1	Total	Level 1

Assets
Deferred compensation plan assets(1)
Equity and fixed income securities	$62	$62	$77	$77
Investments measured at NAV:
Corporate-owned life insurance	33		35
Total fair value of deferred compensation plan assets	$95		$112

Liabilities
Deferred compensation plan liabilities(2)
Equity securities and mutual funds	$7	$7	$6	$6
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	159		177
Total fair value of deferred compensation plan liabilities	$166		$183
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
The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	July 1, 2022		December 31, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt (including current portion)(1)	$7,044	$6,836	$7,059	$7,701
_______________
(1)The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet was measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.
See Note I — Goodwill and Other Intangible Assets in these Notes and Note 3: Business Divestitures and Asset Sales in the Notes to Consolidated Financial Statements in our Fiscal 2021 Form 10-K for additional information regarding fair value measurements associated with goodwill.
NOTE O— DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Exchange Rate Risk — Cash Flow Hedges
To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are used to hedge currency exposures from cash flows anticipated across our business segments. We also hedge U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income (loss). Gains and losses in AOCI are reclassified to earnings when the related hedged item is recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Condensed Consolidated Statement of Cash Flows (Unaudited) as the cash flows of the related hedged items. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. At July 1, 2022, we had open foreign currency forward contracts with an aggregate notional amount of $262 million, hedging certain forecasted transactions denominated in Canadian Dollars, U.S. Dollars, British Pounds, Euros and Australian Dollars. At December 31, 2021, we had open foreign currency forward contracts with an aggregate notional amount of $328 million, hedging certain forecasted transactions denominated in U.S. Dollars, Canadian Dollars, British Pounds, Euros and Australian Dollars.
At July 1, 2022, our foreign currency forward contracts had maturities through 2025.
The following table presents the fair values of our derivatives designated as foreign currency hedging instruments in our Condensed Consolidated Balance Sheet (Unaudited) at July 1, 2022 and December 31, 2021:

(In millions)	July 1, 2022	December 31, 2021

Foreign currency forward contracts(1)
Other current assets	$2	$2
Other non-current assets	1	1
Other accrued items	9	5
Other long-term liabilities	1	—
_______________
(1)See Note N — Fair Value Measurements in these Notes for a description of the fair value hierarchy related to our foreign currency forward contracts.
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
NOTE P— CHANGES IN ESTIMATES
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

Net EAC adjustments had the following impact to earnings for the periods presented:

	Quarter Ended		Two Quarters Ended
(In millions, except per share amounts)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021

Net EAC adjustments, before income taxes	$12	$80	$58	$162
Net EAC adjustments, net of income taxes	9	60	44	122
Net EAC adjustments, net of income taxes, per diluted share	0.05	0.29	0.23	0.59
Revenue recognized from performance obligations satisfied in prior periods was $32 million and $90 million for the quarter and two quarters ended July 1, 2022, respectively, and $107 million and $215 million for the quarter and two quarters ended July 2, 2021, respectively.
NOTE Q— BACKLOG
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
At July 1, 2022, our ending backlog was $19.9 billion. We expect to recognize approximately 39% of the revenue associated with this backlog by the end of 2022 and approximately 68% by the end of 2023, with the remainder to be recognized thereafter. At December 31, 2021, our ending backlog was $21.1 billion.
NOTE R— BUSINESS SEGMENT INFORMATION
Effective for fiscal 2022, which began January 1, 2022, we report our financial results in the following three reportable segments:
•Integrated Mission Systems, including multi-mission intelligence, surveillance and reconnaissance (“ISR”) systems; integrated electrical and electronic systems for maritime platforms; advanced electro-optical and infrared (“EO/IR”) solutions; fuzing and ordnance systems; commercial aviation products; and commercial pilot training operations;
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
We structure our operations primarily around the products, systems and services we sell and the markets we serve. Effective January 1, 2022, we have streamlined our business segments from four business segments to three business segments. As a result of the segment reorganization, the Aviation Systems segment was eliminated as a business segment. As part of our new business segment structure, the ongoing operations that had been part of our former Aviation Systems segment were integrated into the remaining segments. Fuzing and ordnance systems, commercial aviation products and commercial pilot training operations were moved into our Integrated Mission Systems segment; and mission networks for air traffic management operations was moved into our Space & Airborne Systems segment.
See Note B — Business Divestitures and Asset Sales in these Notes for information relating to businesses divested and asset sales during the quarter and two quarters ended July 1, 2022 and July 2, 2021.
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
In accordance with CAS, we allocate a portion of pension and other postretirement benefit plan costs to our U.S. Government contracts. However, our consolidated financial statements require pension and other postretirement benefit plan income or expense be calculated in accordance with FAS requirements under GAAP. The “FAS/CAS operating adjustment” line item in the table below represents the difference between the service cost component of FAS pension and OPEB expense and total CAS pension and OPEB cost. The net non-service cost components of FAS pension and OPEB income are included as an income component in the “Non-operating income” line item in our Condensed Consolidated Statement of Income (Unaudited). See Note K — Postretirement Benefit Plans for more information on the composition of non-service components of FAS pension and OPEB income and expense.
Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021

Revenue
Integrated Mission Systems	$1,673	$1,792	$3,394	$3,543
Space & Airborne Systems	1,498	1,510	2,948	2,970
Communication Systems	993	1,127	1,956	2,239
Other non-reportable businesses	—	282	—	566
Corporate eliminations	(29)	(43)	(60)	(83)
Total revenue	$4,135	$4,668	8,238	$9,235

Income from Continuing Operations before Income Taxes
Segment Operating Income:
Integrated Mission Systems	$217	$142	$472	$376
Space & Airborne Systems	195	204	367	396
Communication Systems	238	276	467	546
Other non-reportable businesses	—	41	—	93
	650	663	1,306	1,411
Unallocated Items:
Unallocated corporate department income (expense), net(1)	17	(23)	14	(54)
L3Harris Merger-related transaction, integration and other expenses and losses	(26)	(21)	(49)	(44)
Amortization of acquisition-related intangibles(2)	(151)	(156)	(303)	(320)
Business divestiture-related gains, net	—	180	—	165
Impairment of goodwill and other assets	—	(63)	—	(125)
Gain on sale of asset group	8	—	8	—
Other divestiture-related expenses	(35)	(49)	(37)	(56)
FAS/CAS operating adjustment(3)	21	30	43	60
	(166)	(102)	(324)	(374)
Non-operating income	108	86	214	203
Net interest expense	(67)	(65)	(135)	(131)
Income from continuing operations before income taxes	$525	$582	$1,061	$1,109
_______________
(1)For the quarter and two quarters ended July 1, 2022, includes $10 million of income from our deferred compensation plans and $7 million of income from sale of intellectual property. For the quarter ended July 2, 2021 includes $8 million of loss related to our deferred compensation plans. For the two quarters ended July 2, 2021, includes a $15 million accrual for a value added tax obligation and $8 million of loss related to our deferred compensation plans.
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
(3)Represents the difference between the service cost component of FAS pension and OPEB income and total CAS pension and OPEB cost and replaces the “Pension adjustment” line item previously presented, which included the non-service components of FAS pension and OPEB income. See Net FAS/CAS operating adjustment table below.

The table below is a reconciliation of the FAS/CAS operating adjustment:

	Quarter Ended		Two Quarters Ended
(In millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021

FAS pension service cost	$(12)	$(18)	$(23)	$(37)
Less: CAS pension cost	(33)	(48)	(66)	(97)
FAS/CAS operating adjustment	21	30	43	60
Non-service FAS pension income	111	111	221	222
FAS/CAS pension adjustment, net(1)	$132	$141	$264	$282
_______________
(1)FAS/CAS pension adjustment, net excludes net settlement and curtailment losses recognized in fiscal 2021.
Disaggregation of Revenue
We disaggregate revenue for all three business segments by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Quarter Ended
(In millions)	July 1, 2022			July 2, 2021
	Integrated Mission Systems	Space & Airborne Systems	Communication Systems	Integrated Mission Systems	Space & Airborne Systems	Communication Systems

Revenue By Customer Relationship
Prime contractor	$1,082	$942	$690	$1,185	$921	$783
Subcontractor	577	550	294	594	587	330
Intersegment	14	6	9	13	2	14
	$1,673	$1,498	$993	$1,792	$1,510	$1,127
Revenue By Contract Type
Fixed-price(1)	$1,230	$898	$833	$1,350	$941	$954
Cost-reimbursable	429	594	151	429	567	159
Intersegment	14	6	9	13	2	14
	$1,673	$1,498	$993	$1,792	$1,510	$1,127
Revenue By Geographical Region
United States	$1,223	$1,311	$631	$1,282	$1,315	$786
International	436	181	353	497	193	327
Intersegment	14	6	9	13	2	14
	$1,673	$1,498	$993	$1,792	$1,510	$1,127

	Two Quarters Ended
(In millions)	July 1, 2022			July 2, 2021
	Integrated Mission Systems	Space & Airborne Systems	Communication Systems	Integrated Mission Systems	Space & Airborne Systems	Communication Systems

Revenue By Customer Relationship
Prime contractor	$2,214	$1,872	$1,347	$2,374	$1,797	$1,512
Subcontractor	1,151	1,064	590	1,144	1,168	702
Intersegment	29	12	19	25	5	25
	$3,394	$2,948	$1,956	$3,543	$2,970	$2,239
Revenue By Contract Type
Fixed-price(1)	$2,507	$1,762	$1,631	$2,644	$1,855	$1,894
Cost-reimbursable	858	1,174	306	874	1,110	320
Intersegment	29	12	19	25	5	25
	$3,394	$2,948	$1,956	$3,543	$2,970	$2,239
Revenue By Geographical Region
United States	$2,468	$2,590	$1,256	$2,557	$2,589	$1,618
International	897	346	681	961	376	596
Intersegment	29	12	19	25	5	25
	$3,394	$2,948	$1,956	$3,543	$2,970	$2,239
_______________
(1)Includes revenue derived from time-and-materials contracts.
Total assets by business segment are as follows:

(In millions)	July 1, 2022	December 31, 2021

Total Assets
Integrated Mission Systems	$11,761	$11,830
Space & Airborne Systems	8,381	8,151
Communication Systems	6,170	6,035
Other non-reportable businesses	—	3
Corporate(1)	7,826	8,690
	$34,138	$34,709
_______________
(1)Identifiable intangible assets acquired in connection with the L3Harris Merger in the two quarters ended January 3, 2020 and our acquisition of Exelis in fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Identifiable intangible asset balances recorded as Corporate assets were $6.3 billion and $6.6 billion at July 1, 2022 and December 31, 2021, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, as well as any assets of discontinued operations and divestitures.
NOTE S— LEGAL PROCEEDINGS AND CONTINGENCIES
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; environmental matters; or compliance with government procurement or related legal or regulatory requirements. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At July 1, 2022, our accrual for the potential resolution of lawsuits, claims, investigations or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims, investigations or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration or resulting from claims or investigations in existence at July 1, 2022 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that several sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice, Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis, which we acquired in 2015, of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River in New Jersey, estimated by the EPA to be $1.38 billion. During the fourth quarter of fiscal 2021, the EPA further announced an interim plan to remediate sediment in the upper nine miles of the of the Lower Passaic River with an estimated cost of $441 million. The potential responsible parties’ respective allocations for the Lower Passaic River remediation have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at July 1, 2022 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. and subsidiaries (“the Company”) as of July 1, 2022, the related condensed consolidated statements of income, comprehensive income, equity for the quarters and two quarters ended July 1, 2022 and July 2, 2021, the condensed consolidated statements of cash flows for the two quarters ended July 1, 2022 and July 2, 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
July 29, 2022

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
Inflation
Given broader inflation in the economy, we are monitoring the risk inflation presents to active and future contracts. To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. However, our fixed-price contracts could subject us to losses in the event of cost overruns or a significant increase in or a sustained period of increased inflation. During the two quarters ended July 1, 2022, we have not seen broad based increases in costs from inflation that are material to the business as a whole; however, if we begin to experience greater than expected supply chain and labor inflation, our profits and margins under our contracts, in particular fixed price contracts, could be adversely affected.
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
The following business divestitures and asset sales were completed in the two quarters ended July 1, 2022 and July 2, 2021:
•On April 29, 2022, we completed one business divestiture, the results of which are reported as part of our Integrated Mission Systems segment through the date of divestiture and on May 31, 2022, we completed the sale of certain assets from our Integrated Mission Systems segment;

•CPS business, definitive agreement entered into on March 1, 2021 and classified as held for sale during the quarter ended April 2, 2021 and divested on July 2, 2021, the results of which are reported as part of other non-reportable businesses through the date of divestiture;
•Military training business, definitive agreement entered into on February 27, 2021 and classified as held for sale during the quarter ended April 2, 2021 and divested on July 2, 2021, the results of which are reported as part of other non-reportable businesses through the date of divestiture; and
•VSE disposal group, definitive agreement entered into on February 23, 2021 and classified as held for sale during the quarter ended July 3, 2020 and partially divested on July 2, 2021, with the remainder divested on July 30, 2021, the results of which are reported as part of other non-reportable businesses through the date of divestiture.
See Note B — Business Divestitures and Asset Sales in the Notes for additional information regarding asset sales and businesses divested for sale during the quarter and two quarters ended July 1, 2022 and July 2, 2021.
RESULTS OF OPERATIONS
Consolidated Results of Operations

	Quarter Ended			Two Quarters Ended
(Dollars in millions, except per share amounts)	July 1, 2022	July 2, 2021	% Inc/(Dec)	July 1, 2022	July 2, 2021	% Inc/(Dec)

Revenue
Integrated Mission Systems	$1,673	$1,792	(7)%	$3,394	$3,543	(4)%
Space & Airborne Systems	1,498	1,510	(1)%	2,948	2,970	(1)%
Communication Systems	993	1,127	(12)%	1,956	2,239	(13)%
Other non-reportable businesses	—	282	*	—	566	*
Corporate eliminations	(29)	(43)	(33)%	(60)	(83)	(28)%
Total revenue	4,135	4,668	(11)%	8,238	9,235	(11)%
Total cost of product sales and services	(2,907)	(3,251)	(11)%	(5,767)	(6,464)	(11)%
% of total revenue	70%	70%		70%	70%
Gross margin	1,228	1,417	(13)%	2,471	2,771	(11)%
% of total revenue	30%	30%		30%	30%
Engineering, selling and administrative expenses	(744)	(891)	(16)%	(1,489)	(1,692)	(12)%
% of total revenue	18%	19%		18%	18%
Business divestiture-related gains, net	—	180	*	—	165	*
Impairment of goodwill and other assets	—	(145)	*	—	(207)	*
Non-operating income	108	86	26%	214	203	5%
Net interest expense	(67)	(65)	3%	(135)	(131)	3%
Income from continuing operations before income taxes	525	582	(10)%	1,061	1,109	(4)%
Income taxes	(55)	(169)	(67)%	(116)	(229)	(49)%
Effective tax rate	10%	29%		11%	21%
Income from continuing operations	470	413	14%	945	880	7%
Noncontrolling interests, net of income taxes	1	—	*	1	2	*
Income from continuing operations attributable to L3Harris common shareholders	$471	$413	14%	$946	$882	7%
% of total revenue	11%	9%		11%	10%
Diluted EPS	$2.42	$2.01	20%	$4.86	$4.26	14%
_________________
•Not meaningful
Revenue and Gross Margin
One Quarter Comparison: Revenue declined 11% in the quarter ended July 1, 2022 compared to the quarter ended July 2, 2021, primarily from $270 million of lower revenue from the impact of completed business divestitures, continued supply chain disruptions and airborne program transitions. Additionally, the quarter ended July 1, 2022 had one less working day compared to the quarter ended July 2, 2021 as the company recognized the Juneteenth holiday within the 2022 quarter. Gross margin and gross margin as a percentage of revenue (“gross margin percentage”) decreased in the quarter ended July 1, 2022 compared to the quarter ended July 2, 2021 primarily due to a mix of program revenue and product sales with relatively lower operating margin percentage for the quarter ended July 1, 2022, as well as the impact of supply chain disruptions on higher margin businesses.
Two Quarters Comparison: Revenue declined 11% in the two quarters ended July 1, 2022 compared to the two quarters ended July 2, 2021, primarily from $538 million of lower revenue from the impact of completed business divestitures, as well as the reasons noted above in the one quarter comparison of revenue. Gross margin and gross margin percentage decreased in the two quarters ended July 1, 2022 compared to the two quarters ended July 2, 2021 primarily due to a mix of program revenue and product sales with relatively lower operating margin percentage for the two quarters ended July 1, 2022, as well as the impact of supply chain disruptions on higher margin businesses.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
One Quarter Comparison: The decreases in engineering, selling and administrative (“ESA”) expenses and ESA expense as a percentage of revenue (“ESA percentage”) in the quarter ended July 1, 2022 compared with the quarter ended July 2, 2021 were primarily due to $47 million of lower costs from the impact of completed business divestitures, $39 million of lower R&D expenses, $30 million from the impact of changes in market value related to our deferred compensation plan liabilities and $15 million of lower divestiture-related expenses.
Two Quarters Comparison: The decreases in ESA expenses and ESA percentage in the two quarters ended July 1, 2022 compared with the two quarters ended July 2, 2021 were primarily due to $85 million of lower costs from the impact of completed business divestitures, $35 million of lower R&D expenses, $41 million from the impact of changes in market value related to our deferred compensation plan liabilities and $21 million of lower divestiture-related expenses.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Business Divestiture-Related Gains
The “Business divestiture-related gains, net” line item in our Condensed Consolidated Statement of Income (Unaudited) is comprised of the following pre-tax gains associated with businesses divested. There were no significant gains or losses during the quarter or two quarters ended July 1, 2022.

	Two Quarters Ended
(In millions)	July 2, 2021	July 2, 2021

VSE disposal group	$(18)	$(26)
CPS business(1)	(12)	(19)
Military training business	212	212
Other	(2)	(2)
Total business divestiture-related gains, net	$180	$165
_______________
(1)During the quarter ended April 2, 2021, upon classifying the CPS business as held for sale, we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Income (Unaudited) for the two quarters ended July 2, 2021. See Note I — Goodwill and Other Intangible Assets in the Notes for additional information.
See Note B — Business Divestitures and Asset Sales in the Notes for further information.
Impairment of Goodwill and Other Assets
One Quarter Comparison: No impairment charges were recorded in the quarter ended July 1, 2022. Impairment of goodwill and other assets in the quarter ended July 2, 2021 reflected $145 million of non-cash charges for the impairment of identifiable intangible and other long-lived assets related to our CTS business.
Two Quarters Comparison: No impairment charges were recorded in the two quarters ended July 1, 2022. Impairment of goodwill and other assets in the two quarters ended July 2, 2021 reflected $62 million of non-cash charges for the impairment of goodwill and other assets associated with the divestiture of the CPS business and $145 million of non-cash charges for the impairment of identifiable intangible and other long-lived assets related to our CTS business.

See Note B — Business Divestitures and Asset Sales and Note I — Goodwill and Other Intangible Assets in the Notes for further information.
Non-Operating Income
One Quarter Comparison and Two Quarters Comparison: The increase in non-operating income in the quarter and two quarters ended July 1, 2022 compared with the quarter and two quarters ended July 2, 2021 was primarily due to a $35 million charge for impairment of our equity investment in a nonconsolidated affiliate during the quarter ended July 2, 2021.
Net Interest Expense
One Quarter Comparison and Two Quarters Comparison: Our net interest expense increased in the quarter and two quarters ended July 1, 2022 compared with the quarter and two quarters ended July 2, 2021 primarily due to lower interest income in the quarter and two quarters ended July 1, 2022.
See Note 13: Debt in the Notes to Consolidated Financial Statements in our Fiscal 2021 Form 10-K for further information.
Income Taxes
One Quarter Comparison: Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 10.5% for the quarter ended July 1, 2022 compared with 29.0% for the quarter ended July 2, 2021. For the quarter ended July 1, 2022, our effective tax rate benefited from the favorable impact of R&D credits, incremental FDII benefit resulting from the requirement to capitalize and amortize R&D expenses beginning in fiscal 2022 and the resolution of specific audit uncertainties. For the quarter ended July 2, 2021, our effective tax rate was unfavorably impacted by non-deductible goodwill from completed business divestitures, partially offset by the favorable impacts of R&D credits, the resolution of specific audit uncertainties, and excess tax benefits related to equity-based compensation.
Two Quarters Comparison: Our effective tax rate was 10.9% for the two quarters ended July 1, 2022 compared with 20.6% for the two quarters ended July 2, 2021. Our effective tax rate for the two quarters ended July 1, 2022 was favorably impacted by a reduction in the deferred tax liabilities on the outside basis of certain foreign subsidiaries due to an internal restructuring and the items described above in the one quarter comparison of income taxes. Our effective tax rate for the two quarters ended July 2, 2021 were impacted by the items described above in the one quarter comparison of income taxes.
Income From Continuing Operations
One Quarter Comparison: The increase in income from continuing operations in the quarter ended July 1, 2022 compared with the quarter ended July 2, 2021 was primarily due to the combined effects of the reasons noted in the sections above regarding the quarter ended July 1, 2022 and quarter ended July 2, 2021.
Two Quarters Comparison: The increase in income from continuing operations in the two quarters ended July 1, 2022 compared with the two quarters ended July 2, 2021 was primarily due to the combined effects of the reasons noted in the sections above regarding the two quarters ended July 1, 2022 and two quarters ended July 2, 2021.
Diluted EPS
One Quarter Comparison and Two Quarters Comparison: Diluted EPS attributable to L3Harris common shareholders in the quarter and two quarters ended July 1, 2022 increased compared with the quarter and two quarters ended July 2, 2021, primarily due to higher net income from the combined effects of the reasons noted in the sections above regarding the quarter and two quarters ended July 1, 2022 and quarter and two quarters ended July 2, 2021 and fewer diluted weighted average common shares outstanding, reflecting the repurchases of shares of our common stock under our repurchase program in the quarter and two quarters ended July 1, 2022.
See the “Common Stock Repurchases” discussion below in this MD&A for further information.

Discussion of Business Segment Results of Operations
Integrated Mission Systems Segment (“IMS”)

	Quarter Ended			Two Quarters Ended
(Dollars in millions)	July 1, 2022	July 2, 2021	% Inc/(Dec)	July 1, 2022	July 2, 2021	% Inc/(Dec)

Revenue	$1,673	$1,792	(7)%	$3,394	$3,543	(4)%
Operating income	217	142	53%	472	376	26%
Operating income as a percentage of revenue (“operating margin”)	13.0%	7.9%		13.9%	10.6%
One Quarter Comparison: IMS revenue for the quarter ended July 1, 2022 compared with the quarter ended July 2, 2021 decreased 7%, reflecting a decline of $38 million in ISR, primarily due to $107 million lower revenue on a North Atlantic Treaty Organization aircraft missionization program, partially offset by an increase in aircraft subcontractor progress for a U.S. Government customer. IMS revenue was also driven by declines of $38 million from lower volume on fuzing and ordnance systems and other related programs, $33 million in Electro Optical, primarily due to a decline in WESCAM airborne turret delivery volumes, reflecting supply chain constraints and $30 million in Maritime primarily due to supplier and material delays. The declines were partially offset by an increase of $28 million in Commercial Aviation Solutions, primarily due to an increase in pilot training center volume and the sale of end-of-life inventory.
IMS operating margin for the quarter ended July 1, 2022 compared with the quarter ended July 2, 2021 expanded 510 basis points to 12.9%, primarily due to an $82 million non-cash impairment charge at Commercial Aviation Solutions in the quarter ended July 2, 2021 as well as higher volumes in Commercial Aviation Solutions, partially offset by a mix of program revenue and product sales with relatively lower operating margin percentages for the quarter ended July 1, 2022.
Two Quarters Comparison: IMS revenue for two quarters ended July 1, 2022 compared with two quarters ended July 2, 2021 decreased 4%, reflecting a decline of $73 million in ISR, primarily due to $186 million lower revenue on a North Atlantic Treaty Organization aircraft missionization program, partially offset by an increase in aircraft subcontractor progress for aircraft missionization programs. IMS revenue was also driven by declines of $85 million from lower volume on fuzing and ordnance systems and other related programs, $9 million in Electro Optical, primarily due to a decline in WESCAM airborne turret delivery volumes, reflecting supply chain constraints and $8 million in Maritime primarily due to supplier and material delays. The declines were partially offset by higher revenue on Virginia-class and classified programs and an increase of $38 million in Commercial Aviation Solutions, primarily due to an increase in pilot training center volume and sale of end-of-life inventory.
IMS operating margin for two quarters ended July 1, 2022 compared with two quarters ended July 2, 2021 expanded 330 basis points to 13.9%, primarily due to an $82 million non-cash impairment charge at Commercial Aviation Solutions in the quarter ended July 2, 2021, as well as higher volumes in Commercial Aviation Solutions, partially offset by a mix of program revenue and product sales with relatively lower operating margin percentages for the quarter ended July 1, 2022.
Space & Airborne Systems Segment (“SAS”)

	Quarter Ended			Two Quarters Ended
(Dollars in millions)	July 1, 2022	July 2, 2021	% Inc/(Dec)	July 1, 2022	July 2, 2021	% Inc/(Dec)

Revenue	$1,498	$1,510	(1)%	$2,948	$2,970	(1)%
Operating income	195	204	(4)%	367	396	(7)%
Operating margin	13.0%	13.5%		12.4%	13.3%
One Quarter Comparison: SAS revenue for the quarter ended July 1, 2022 compared with the quarter ended July 2, 2021 decreased 1%, primarily driven by a $35 million decline in our airborne businesses, reflecting production transitions and lower development on the F-35 program and a $25 million decline in Intel & Cyber primarily driven by classified program transitions. The declines were partially offset by a $53 million increase in revenue in Space, reflecting growth in responsive satellite programs.
SAS operating margin for the quarter ended July 1, 2022 compared with the quarter ended July 2, 2021 contracted 50 basis points to 13.0% from lower risk retirements and a mix of program revenue and product sales with a relatively lower operating margin percentage for the quarter ended July 1, 2022, partially offset by a decrease in R&D as current quarter expenses normalized following elevated spend in the quarter ended July 2, 2021.

Two Quarters Comparison: SAS revenue for two quarters ended July 1, 2022 compared with two quarters ended July 2, 2021 decreased 1%, primarily driven by a $104 million decline in our airborne businesses, reflecting production transitions and lower development on the F-35 program and a $41 million decline in Intel & Cyber due to classified program transitions. The declines were partially offset by a $113 million increase in revenue in Space, reflecting growth in responsive satellite programs.
SAS operating margin for two quarters ended July 1, 2022 compared with two quarters ended July 2, 2021 contracted 90 basis points to 12.4% from lower risk retirements and a mix of program revenue and product sales with a relatively lower operating margin percentage for the quarter ended July 1, 2022, partially offset by a decrease in R&D expenses as current year expenses normalized following elevated spend in the two quarters ended July 2, 2021.
Communication Systems Segment (“CS”)

	Quarter Ended			Two Quarters Ended
(Dollars in millions)	July 1, 2022	July 2, 2021	% Inc/(Dec)	July 1, 2022	July 2, 2021	% Inc/(Dec)

Revenue	$993	$1,127	(12)%	$1,956	$2,239	(13)%
Operating income	238	276	(14)%	467	546	(14)%
Operating margin	24.0%	24.5%		23.9%	24.4%
One Quarter Comparison: CS revenue for the quarter ended July 1, 2022 compared with the quarter ended July 2, 2021 decreased 12% as Broadband Communications declined $69 million, due to lower volume on legacy platforms and Tactical Communications declined $66 million, primarily from continued supply chain disruptions arising from electronic component shortages. This was partially offset by modest growth within Public Safety from market recovery.
CS operating margin for the quarter ended July 1, 2022 compared with the quarter ended July 2, 2021 contracted 50 basis points to 24.0% primarily due to volume and supply chain impacts, as noted in the discussion above regarding CS revenue.
Two Quarters Comparison: CS revenue for two quarters ended July 1, 2022 compared with two quarters ended July 2, 2021 decreased 13%, as Broadband Communications declined $141 million, due to lower volume on legacy platforms and Tactical Communications declined $125 million, primarily from continued supply chain disruptions arising from electronic component shortages, which also impacted Integrated Vision Solutions and Public Safety.
CS operating margin for two quarters ended July 1, 2022 compared with two quarters ended July 2, 2021 contracted 50 basis points to 23.9% primarily due to volume and supply chain impacts, as noted in the discussion above regarding CS revenue.
Unallocated Corporate Expenses

	Quarter Ended			Two Quarters Ended
(Dollars in millions)	July 1, 2022	July 2, 2021	% Inc/(Dec)	July 1, 2022	July 2, 2021	% Inc/(Dec)

Unallocated corporate department income (expense), net(1)	$17	$(23)	*	$14	$(54)	*
L3Harris Merger-related transaction, integration and other expenses and losses	(26)	(21)	24%	(49)	(44)	11%
Amortization of acquisition-related intangibles	(151)	(156)	(3)%	(303)	(320)	(5)%
Business divestiture-related gains, net	—	180	*	—	165	*
Impairment of goodwill and other assets	—	(63)	*	—	(125)	*
Gain on sale of asset group	8	—	*	8	—	*
Other divestiture-related expenses	(35)	(49)	(29)%	(37)	(56)	(34)%
FAS/CAS operating adjustment	21	30	(30)%	43	60	(28)%
______________
•Not meaningful
(1) For the quarter and two quarters ended July 1, 2022, includes $10 million of income from our deferred compensation plans and $7 million of income from sale of intellectual property. For the quarter ended July 2, 2021 includes $8 million of loss related to our deferred compensation plans. For the two quarters ended July 2, 2021, includes a $15 million accrual for a value added tax obligation and $8 million of loss related to our deferred compensation plans.

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Two Quarters Ended
(In millions)	July 1, 2022	July 2, 2021

Net cash provided by operating activities	$788	$1,381
Net cash (used in) provided by investing activities	(121)	1,307
Net cash used in financing activities	(1,174)	(1,937)
Effect of exchange rate changes on cash and cash equivalents	(14)	2
Net (decrease) increase in cash and cash equivalents	(521)	753
Cash and cash equivalents, beginning of period	941	1,276
Cash and cash equivalents, end of period	$420	$2,029
Cash and cash equivalents: At July 1, 2022 we had cash and cash equivalents of $420 million and we have a senior unsecured $2 billion revolving credit facility that expires in June 2024 (all of which was available to us as of July 1, 2022). Additionally, we had $7.0 billion of net long-term debt outstanding at July 1, 2022. Our $420 million of cash and cash equivalents at July 1, 2022 included $231 million held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facility, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although, we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties and the state of global commerce and general political and financial uncertainty. We cannot predict the on-going impact that COVID, among other potential risks and uncertainties, will have on our cash from operating activities. Additionally, the provisions in the Tax Cuts and Jobs Act of 2017 require that, beginning in fiscal 2022, research and experimental expenditures be capitalized and amortized over five years, which we estimate will have an approximately $600 million to $700 million impact to cash from operating activities in fiscal 2022 based on the provisions currently in effect, however, there was no impact to cash from operating activities during the first two quarters of 2022. See Item 1A. “Risk Factors” of our Fiscal 2021 Form 10-K and Part II, Item 1A. “Risk Factors” in this Report.
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, our credit facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next twelve months and reasonably foreseeable future thereafter. Our total capital expenditures for fiscal 2022 are expected to be approximately $300 million. We anticipate tax payments in fiscal 2022 to be approximately equal to or marginally less than our tax expense for the same period, absent R&D capitalization and subject to adjustment for timing differences. Other than those cash outlays noted in “Material Cash Requirements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2021 Form 10-K and in the “Material Cash Requirements and Commercial Commitments” section below in this MD&A, capital expenditures, dividend payments and repurchases under our share repurchase program, we do not anticipate any significant cash outlays during the remainder of fiscal 2022.
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
Net cash provided by operating activities: The $593 million decrease in net cash provided by operating activities in the two quarters ended July 1, 2022 compared with the two quarters ended July 2, 2021 was primarily due to a $320 million increase in cash used to fund working capital (i.e., accounts receivable, contract assets, inventories, accounts payable and contract liabilities), a $111 million increase in cash used to fund other accrued items (i.e. other expenses and accruals, payroll related taxes and warranty reserve) and the impact of $30 million of lower net income (excluding the impact of non-cash items such as depreciation and amortization, impairment of goodwill and other assets and gains related to business divestitures).

Net cash used in investing activities: The $1,428 million increase in net cash used in investing activities in the two quarters ended July 1, 2022 compared with the two quarters ended July 2, 2021 was primarily due to a $1,428 million decrease in net cash proceeds from sales of businesses and a $30 million increase in cash used for equity investments, partially offset by a $18 million increase in proceeds from sale of asset group, and an $11 million decrease of net cash used for additions of property, plant and equipment in fiscal 2022.
Net cash used in financing activities: The $763 million decrease in net cash used in financing activities in the two quarters ended July 1, 2022 compared with the two quarters ended July 2, 2021 was primarily due to a $821 million decrease in cash used to repurchase our common stock under our share repurchase program, partially offset by a $36 million increase in cash used for tax withholding payments associated with vested share-based awards and a $19 million increase cash used to pay dividends.
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
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $436 million as of July 1, 2022. See Note 14: “Pension and Other Postretirement Benefits” in the Notes to Consolidated Financial Statements in our Fiscal 2021 Form 10-K and Note K — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the two quarters ended July 1, 2022, we used $729 million to repurchase 3.1 million shares of our common stock under our share repurchase program at an average price per share of $234.77, including commissions of $0.02 per share. During the two quarters ended July 2, 2021, we used $1.55 billion to repurchase 7.7 million shares of our common stock under our share repurchase program at an average price per share of $201.52, including commissions of $0.02 per share. During the two quarters ended July 1, 2022 and July 2, 2021, $38 million and $2 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
On January 28, 2021, we announced that our Board of Directors approved a new $6 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of $210 million at January 1, 2021, under our prior share repurchase program, for a total unused authorization of $6.2 billion. Our share repurchase program does not have a stated expiration. At July 1, 2022, we had a remaining unused authorization under our share repurchase program of $1.8 billion. Repurchases under our share repurchase program may be made through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our current share repurchase program is set forth in this Report under Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
On February 25, 2022, our Board of Directors increased the quarterly per share cash dividend rate on our common stock from $1.02 to $1.12, commencing with the dividend declared by our Board of Directors for the first quarter of fiscal 2022, for an annualized per share cash dividend rate of $4.48, which was our twenty-first consecutive annual increase in our quarterly cash dividend rate. Quarterly cash dividends are typically paid in March, June, September and December. We paid $435 million in cash dividends during the two quarters ended July 1, 2022. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant.
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
We were in compliance with the covenants in the 2019 Credit Agreement at July 1, 2022, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2019 Credit Agreement, to be greater than 0.65 to 1.00. At July 1, 2022, we had no borrowings outstanding under the 2019 Credit Agreement.
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note 13: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal 2021 Form 10-K.
Short-Term Debt: Our short-term debt was $2 million at July 1, 2022 and $2 million at December 31, 2021, consisting of local borrowing by international subsidiaries for working capital needs.
Other Agreements: We have two RSAs with two separate third-party financial institutions that permit us to sell, on a non-recourse basis, up to an aggregate of $100 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSAs, which we continue to service and collect on behalf of the third-party financial institution and we account for as sales of receivables with sale proceeds included in net cash from operating activities. We did not have outstanding accounts receivable sold pursuant to the RSAs at July 1, 2022. Outstanding accounts receivable sold pursuant to the RSAs were $99.9 million at December 31, 2021, with net cash proceeds of $99.8 million.
Material Cash Requirements and Commercial Commitments
The amounts disclosed in our Fiscal 2021 Form 10-K include our material cash requirements and commercial commitments. There were no material changes during the two quarters ended July 1, 2022 in our material cash requirements from contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases or our commercial commitments, or in our contingent liabilities on outstanding surety bonds, standby letters of credit or other arrangements as disclosed in our Fiscal 2021 Form 10-K.
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
EAC adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended		Two Quarters Ended
(In millions)	July 1, 2022	July 2, 2021	July 1, 2022	July 2, 2021

Favorable adjustments	$99	$165	$234	$327
Unfavorable adjustments	(87)	(85)	(176)	(165)
Net operating income adjustments	$12	$80	$58	$162
The net favorable impact to operating income from EAC adjustments in the quarter and two quarters ended July 1, 2022 reflected benefits of operational performance on programs, including additional retirement of risks and material and labor cost savings. There were no individual impacts to operating income due to EAC adjustments in the quarter or two quarters ended July 1, 2022 or July 2, 2021 that were material to our results of operations on a consolidated or segment basis for such periods.
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
In the normal course of business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. There were no material changes during the two quarters ended July 1, 2022 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2021 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of July 1, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of July 1, 2022 our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
See Note S — Legal Proceedings and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Item 3. “Legal Proceedings” of our Fiscal 2021 Form 10-K.

ITEM 1A.	RISK FACTORS.
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth in Item 1A. “Risk Factors” of our Fiscal 2021 Form 10-K. There have been no material changes, other than the amendment below, to the risk factors disclosed in our Fiscal 2021 Form 10-K. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flows and equity.
Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts. In particular, our fixed-price contracts could subject us to losses in the event of cost overruns or a significant increase in or sustained period of increased inflation.
We generate revenue through various fixed-price, cost-plus and time-and-material contracts. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business - Principal Customers; Government Contracts” of our Fiscal 2021 Form 10-K. For a description of our revenue recognition policies, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Policies and Estimates - Revenue Recognition” of our Fiscal 2021 Form 10-K.
In fiscal 2021, 74% of our revenue was derived from fixed-price contracts which allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, including due to greater than anticipated or a sustained period of increased inflation or unexpected delays, particularly for firm fixed-price contracts because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money (or make more or less money than estimated) on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increase in or sustained period of increased inflation, problems with our suppliers and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time (which, especially in the case of sharp and significant sustained inflation, could happen quickly). Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Cost overruns would adversely impact our results of operations, which are dependent on our ability to maximize our earnings from our contracts, and the potential risk would be greater if our contracts shifted toward a greater percentage of fixed-price contracts, particularly firm fixed-price contracts. In addition, changes in contract financing policy for fixed-price contracts, such as changes in performance and progress payments policies, including a reversal or modification of the DoD’s March 2020 increase to the applicable progress payment rate from 80% to 90%, could significantly affect the timing of our cash flows.
In fiscal 2021, 26% of our revenue was derived from cost-plus and time-and-material contracts, substantially all of which are with U.S. Government customers. Sales to foreign government and commercial customers are generally under fixed-price arrangements and are included in our fixed-price contract sales. For a cost-plus contract, we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels established by our customers. For a time-and-material contract, we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (which include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Therefore, on cost-plus and time-and-material type contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. However, reports show a sharp increase in inflation since in late 2021. Our fixed-price contracts could subject us to losses in the event of cost overruns or such a significant increase in or a sustained period of increased inflation.

Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, cash flows and equity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
During the quarter ended July 1, 2022, we repurchased 1.8 million shares of our common stock under our share repurchase program for $421 million at an average share price of $237.28, excluding commissions of $0.02 per share. The level and timing of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors and management may deem relevant. We have announced that we currently expect to repurchase up to $1.5 billion in shares under our repurchase program in fiscal 2022, but we can give no assurances regarding the level and timing of share repurchases. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.
The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended July 1, 2022:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)
Month No. 1
(April 2, 2022-April 29, 2022)
Repurchase program(1)	20,931	$243.44	20,931	$2,223
Employee transactions(2)	6,517	$250.99	—	—
Month No. 2
(April 30, 2022-May 27, 2022)
Repurchase program(1)	1,645,000	$237.98	1,645,000	$1,831
Employee transactions(2)	3,167	$237.73	—	—
Month No. 3
(May 28, 2022-July 1, 2022)
Repurchase program(1)	109,319	$225.61	109,319	$1,807
Employee transactions(2)	136,772	$242.76	—	—
Total	1,921,706		1,775,250	$1,807
_______________
* Periods represent our fiscal months.
(1) On January 28, 2021, we announced that our Board of Directors approved a $6 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of $210 million as of January 1, 2021. We repurchase shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of July 1, 2022, $1.8 billion (as reflected in the table above) was the approximate dollar amount of our common stock that can still be purchased under our share repurchase program, which does not have a stated expiration date.
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
Sales of Unregistered Equity Securities
During the second quarter of fiscal 2022, we did not issue or sell any unregistered equity securities.

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
(31.1)    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)    Section 1350 Certification of Chief Executive Officer.
(32.2)    Section 1350 Certification of Chief Financial Officer.
(101) The financial information from L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.
(104) Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: July 29, 2022	By:	/s/ MICHELLE L. TURNER
Michelle L. Turner
Senior Vice President and Chief Financial Officer (Principal Financial Officer)