Form 10-Q
period 2022-09-30
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2022-10-31
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐  Yes   ☑  No
The number of shares outstanding of the registrant’s common stock as of October 21, 2022 was 190,402,795.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended September 30, 2022
This Report contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (Unaudited).
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended		Three Quarters Ended
(In millions, except per share amounts)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021

Revenue from product sales and services	$4,246	$4,229	$12,484	$13,464
Cost of product sales and services	(3,052)	(2,921)	(8,819)	(9,385)
Engineering, selling and administrative expenses	(742)	(793)	(2,231)	(2,485)
Business divestiture-related gains, net	—	27	—	192
Impairment of goodwill and other assets	(802)	—	(802)	(207)
Non-operating income, net	99	111	313	314
Interest expense, net	(70)	(67)	(205)	(198)
(Loss) income from continuing operations before income taxes	(321)	586	740	1,695
Income taxes	20	(107)	(96)	(336)
(Loss) income from continuing operations	(301)	479	644	1,359
Discontinued operations, net of income taxes	—	—	—	(1)
Net (loss) income	(301)	479	644	1,358
Noncontrolling interests, net of income taxes	1	2	2	4
Net (loss) income attributable to L3Harris Technologies, Inc.	$(300)	$481	$646	$1,362

Amount attributable to L3Harris Technologies, Inc. common shareholders
(Loss) income from continuing operations	$(300)	$481	$646	$1,363
Discontinued operations, net of income taxes	—	—	—	(1)
Net (loss) income	$(300)	$481	$646	$1,362

Net (loss) income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic	$(1.56)	$2.41	$3.36	$6.70
Diluted	$(1.56)	$2.39	$3.33	$6.64

Basic weighted average common shares outstanding	191.3	199.5	192.2	203.3
Diluted weighted average common shares outstanding	191.3	201.6	194.0	205.2
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
(In millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021

Net (loss) income	$(301)	$479	$644	$1,358
Other comprehensive (loss) income:
Foreign currency translation loss, net of income taxes	(120)	(34)	(196)	(37)
Net unrealized loss on hedging derivatives, net of income taxes	(12)	(7)	(14)	—
Net unrecognized gain on postretirement obligations, net of income taxes	—	576	—	574
Other comprehensive (loss) income, recognized during the period	(132)	535	(210)	537
Reclassification adjustments for gains included in net (loss) income	(2)	(3)	(10)	(1)
Other comprehensive (loss) income, net of income taxes	(134)	532	(220)	536
Total comprehensive (loss) income	(435)	1,011	424	1,894
Comprehensive loss attributable to noncontrolling interests	1	2	2	4
Total comprehensive (loss) income attributable to L3Harris Technologies, Inc.	$(434)	$1,013	$426	$1,898
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except shares)	September 30, 2022	December 31, 2021

Assets
Current Assets
Cash and cash equivalents	$529	$941
Receivables, net	1,138	1,045
Contract assets	3,135	3,021
Inventories	1,339	982
Inventory prepayments	22	48
Income taxes receivable	44	98
Other current assets	224	224
Total current assets	6,431	6,359
Non-current Assets
Property, plant and equipment, net	2,092	2,101
Operating lease right-of-use assets	762	769
Goodwill	17,260	18,189
Other intangible assets, net	6,148	6,640
Deferred income taxes	84	85
Other non-current assets	604	566
Total non-current assets	26,950	28,350
	$33,381	$34,709
Liabilities and Equity
Current Liabilities
Short-term debt	$2	$2
Accounts payable	2,078	1,767
Contract liabilities	1,158	1,297
Compensation and benefits	349	444
Other accrued items	1,002	1,002
Income taxes payable	201	28
Current portion of long-term debt, net	1,063	11
Total current liabilities	5,853	4,551
Non-current Liabilities
Defined benefit plans	346	614
Operating lease liabilities	745	768
Long-term debt, net	5,967	7,048
Deferred income taxes	876	1,344
Other long-term liabilities	1,155	1,065
Total non-current liabilities	9,089	10,839
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 191,089,930 and 193,511,401 shares at September 30, 2022 and December 31, 2021, respectively	191	194
Other capital	15,744	16,248
Retained earnings	2,768	2,917
Accumulated other comprehensive loss	(366)	(146)
Total shareholders’ equity	18,337	19,213
Noncontrolling interests	102	106
Total equity	18,439	19,319
	$33,381	$34,709
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
(In millions)	September 30, 2022	October 1, 2021

Operating Activities
Net income	$644	$1,358
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	454	475
Depreciation and other amortization	243	248
Share-based compensation	92	100
Share-based matching contributions under defined contribution plans	161	165
Qualified pension plan contributions	(4)	(5)
Pension and other postretirement benefit plan income	(297)	(275)
Goodwill and asset impairment charges	802	207
Business divestiture-related gains, net	—	(192)
Loss on sale of property, plant and equipment	5	—
Gain on sale of asset group	(8)	—
Deferred income taxes	(454)	(102)
(Increase) decrease in:
Receivables, net	(93)	233
Contract assets	(111)	(615)
Inventories	(357)	(108)
Prepaid expenses and other current assets	26	(38)
Increase (decrease) in:
Accounts payable	312	270
Contract liabilities	(133)	56
Compensation and benefits	(95)	(119)
Other accrued items	2	72
Income taxes	259	100
Other	(72)	35
Net cash provided by operating activities	1,376	1,865
Investing Activities
Additions to property, plant and equipment	(181)	(207)
Proceeds from sale of property, plant and equipment, net	10	7
Proceeds from sales of businesses, net	5	1,598
Proceeds from sale of asset group	18	—
Cash used for equity investments	(47)	—
Other investing activities	7	2
Net cash (used in) provided by investing activities	(188)	1,400
Financing Activities
Net proceeds from borrowings	5	5
Repayments of borrowings	(12)	(12)
Proceeds from exercises of employee stock options	40	94
Repurchases of common stock	(900)	(2,875)
Cash dividends	(650)	(618)
Tax withholding payments associated with vested share-based awards	(44)	(4)
Other financing activities	(5)	(3)
Net cash used in financing activities	(1,566)	(3,413)
Effect of exchange rate changes on cash and cash equivalents	(34)	(2)
Net decrease in cash and cash equivalents	(412)	(150)
Cash and cash equivalents, beginning of period	941	1,276
Cash and cash equivalents, end of period	$529	$1,126
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

Balance at July 1, 2022	$192	$15,814	$3,312	$(232)	$104	$19,190
Net loss	—	—	(300)	—	(1)	(301)
Other comprehensive loss, net of income taxes	—	—	—	(134)	—	(134)
Shares issued under stock incentive plans	—	6	—	—	—	6
Shares issued under defined contribution plans	—	48	—	—	—	48
Share-based compensation expense	—	23	—	—	—	23
Tax withholding payments on share-based awards	—	(6)	—	—	—	(6)
Repurchases and retirement of common stock	(1)	(141)	(29)	—	—	(171)
Cash dividends ($1.12 per share)	—	—	(215)	—	—	(215)
Other	—	—	—	—	(1)	(1)
Balance at September 30, 2022	$191	$15,744	$2,768	$(366)	$102	$18,439

Balance at July 2, 2021	$202	$17,863	$2,633	$(835)	$113	$19,976
Net income	—	—	481	—	(2)	479
Other comprehensive gain, net of income taxes	—	—	—	532	—	532
Shares issued under stock incentive plans	—	56	—	—	—	56
Shares issued under defined contribution plans	—	48	—	—	—	48
Share-based compensation expense	—	33	—	—	—	33
Tax withholding payments on share-based awards	—	(3)	—	—	—	(3)
Repurchases and retirement of common stock	(5)	(1,150)	(170)	—	—	(1,325)
Cash dividends ($1.02 per share)	—	—	(202)	—	—	(202)
Other	—	—	1	—	(1)	—
Balance at October 1, 2021	$197	$16,847	$2,743	$(303)	$110	$19,594

Balance at December 31, 2021	$194	$16,248	$2,917	$(146)	$106	$19,319
Net income	—	—	646	—	(2)	644
Other comprehensive loss, net of income taxes	—	—	—	(220)	—	(220)
Shares issued under stock incentive plans	—	40	—	—	—	40
Shares issued under defined contribution plans	1	160	—	—	—	161
Share-based compensation expense	—	92	—	—	—	92
Tax withholding payments on share-based awards	—	(44)	—	—	—	(44)
Repurchases and retirement of common stock	(4)	(752)	(144)	—	—	(900)
Cash dividends ($3.36 per share)	—	—	(650)	—	—	(650)
Other	—	—	(1)	—	(2)	(3)
Balance at September 30, 2022	$191	$15,744	$2,768	$(366)	$102	$18,439

Balance at January 1, 2021	$208	$19,008	$2,347	$(839)	$117	$20,841
Net income	—	—	1,362	—	(4)	1,358
Other comprehensive gain, net of income taxes	—	—	—	536	—	536
Shares issued under stock incentive plans	1	93	—	—	—	94
Shares issued under defined contribution plans	1	164	—	—	—	165
Share-based compensation expense	—	100	—	—	—	100
Tax withholding payments on share-based awards	—	(4)	—	—	—	(4)
Repurchases and retirement of common stock	(13)	(2,514)	(348)	—	—	(2,875)
Cash dividends ($3.06 per share)	—	—	(618)	—	—	(618)
Other	—	—	—	—	(3)	(3)
Balance at October 1, 2021	$197	$16,847	$2,743	$(303)	$110	$19,594
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING STANDARDS
Basis of Presentation
The accompanying Condensed Consolidated Financial Statements (Unaudited) include the accounts of L3Harris Technologies, Inc. and its consolidated subsidiaries. As used in these Notes to Condensed Consolidated Financial Statements (Unaudited) (these “Notes”), the terms “L3Harris,” “Company,” “we,” “our” and “us” refer to L3Harris Technologies, Inc. and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated in consolidation. The accompanying Condensed Consolidated Financial Statements (Unaudited) have been prepared by L3Harris in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and equity in conformity with GAAP for annual financial statements. In the opinion of management, such interim financial statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, cash flows and equity for the periods presented therein. The results for the quarter and three quarters ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period. The balance sheet at December 31, 2021 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. We provide complete, audited financial statements in our Annual Report on Form 10-K, which includes information and footnotes required by the rules and regulations of the SEC. The information included in this Quarterly Report on Form 10-Q (this “Report”) should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (our “Fiscal 2021 Form 10-K”).
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
The historical results, discussion and presentation of our business segments as set forth in the accompanying Condensed Consolidated Financial Statements (Unaudited) and these Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of income, balance sheets, statements of cash flows or statements of equity resulting from these changes. See Note S — Business Segment Information in these Notes for further information regarding our new segment structure and pension presentation effective in fiscal 2022.
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
NOTE B— BUSINESS DIVESTITURES AND ASSET SALES
Completed Divestitures and Asset Sales — Three Quarters Ended September 30, 2022
During the three quarters ended September 30, 2022, we completed one business divestiture and one asset sale from our Integrated Mission Systems business segment for combined net cash proceeds of $23 million and recognized a pre-tax gain of $8 million associated with the asset sale included in the “Engineering, selling and administrative expenses” line of our Condensed Consolidated Statement of Operations (Unaudited) for the three quarters ended September 30, 2022.
Completed Divestitures — Three Quarters Ended October 1, 2021
The following table presents information regarding business divestitures completed during the three quarters ended October 1, 2021:

(In millions)	Business Segment Prior to Divestiture / Asset Sale(1)	Date of Divestiture / Asset Sale	Sale Price	Net Cash Proceeds(2)

CPS business(3)	Other non-reportable businesses(8)	July 2, 2021	$398	$347
Military training business(4)	Other non-reportable businesses(8)	July 2, 2021	1,050	1,059
VSE disposal group(5)	Other non-reportable businesses(8)	July 30, 2021(6)	20	19
Electron Devices business(7)	Other non-reportable businesses(8)	October 1, 2021	185	173
			$1,653	$1,598
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
(7)The Electron Devices and Narda Microwave-West divisions (“Electron Devices business”) manufactured microwave devices for ground-based, airborne and satellite communications and radar.
(8)Formerly our Aviation Systems segment.
Income Before Income Taxes Attributable to Businesses Divested: The following table presents the amount of significant income before income taxes attributable to businesses divested in our Condensed Consolidated Statement of Operations (Unaudited):

	Quarter Ended	Three Quarters Ended
(In millions)	October 1, 2021	October 1, 2021

Electron Devices business	$11	$41
CPS business	—	53
Military training business	—	35

Business Divestiture-Related Gains, net: The “Business divestiture-related gains, net” line item in our Condensed Consolidated Statement of Operations (Unaudited) is comprised of the following pre-tax gains associated with businesses divested:

	Quarter Ended	Three Quarters Ended
(In millions)	October 1, 2021	October 1, 2021

Electron Devices business	$29	$29
VSE disposal group	(4)	(30)
CPS business(1)	—	(19)
Military training business	2	214
Other	—	(2)
Total business divestiture-related gains, net	$27	$192
_______________
(1)During the quarter ended April 2, 2021, upon classifying the CPS business as held for sale, we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Operations (Unaudited) for the three quarters ended October 1, 2021. See Note I — Goodwill and Other Intangible Assets in these Notes for additional information.
Fair Value of Businesses and Goodwill Allocation
See Note I — Goodwill and Other Intangible Assets in these Notes for additional information regarding the impairment of goodwill related to business divestitures.
NOTE C— STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
At September 30, 2022, we had stock options and other share-based compensation awards outstanding under several employee stock incentive plans (“L3Harris SIPs”). The compensation cost related to our share-based awards that was charged against income was $23 million and $92 million for the quarter and three quarters ended September 30, 2022, respectively, and $33 million and $100 million for the quarter and three quarters ended October 1, 2021, respectively. The aggregate number of shares of our common stock issued under L3Harris SIPs, net of shares withheld for tax purposes, was 0.1 million and 0.7 million for the quarter and three quarters ended September 30, 2022, respectively, and 0.7 million and 1.2 million for the quarter and three quarters ended October 1, 2021, respectively.
There were no significant restricted stock units, stock options or performance stock units awarded during the quarter ended September 30, 2022. Awards granted to participants under L3Harris SIPs during the three quarters ended September 30, 2022 consisted of 0.4 million stock options, 0.2 million performance stock units and 0.3 million restricted stock units. During fiscal 2022, the majority of the options and units were granted on February 25, 2022. The fair value as of the grant date of each stock option award was determined using the Black-Scholes-Merton option-pricing model and the following assumptions: expected dividend yield of 1.92%; expected volatility of 29.11%; risk-free interest rates averaging 1.86%; and expected term of 5.02 years. The fair value as of the grant date of each restricted stock unit award was based on the closing price of our common stock on the grant date. The fair value as of the grant date of each performance stock unit award was determined based on the fair value from a multifactor Monte Carlo valuation model that simulates our stock price and total shareholder return (“TSR”) relative to other companies in the S&P 500, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting. The fair value of these awards is amortized to compensation expense over the performance period if achievement of the performance measures is considered probable.
See Note 15: Stock Options and Other Share-Based Compensation in the Notes to Consolidated Financial Statements in our Fiscal 2021 Form 10-K for additional information regarding L3Harris SIPs.

NOTE D— ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)
The components of AOCI are summarized below:

(In millions)	Foreign currency translation	Net unrealized losses on hedging derivatives	Unrecognized postretirement obligations	Total AOCI

Balance at December 31, 2021	$(118)	$(89)	$61	$(146)
Other comprehensive (loss) before reclassifications to earnings, net of income taxes	(196)	(14)	—	(210)
Losses (gains) reclassified to earnings, net of income taxes(1)	—	5	(15)	(10)
Other comprehensive loss, net of income taxes	(196)	(9)	(15)	(220)
Balance at September 30, 2022	$(314)	$(98)	$46	$(366)

Balance at January 1, 2021	$(58)	$(80)	$(701)	$(839)
Other comprehensive (loss) income before reclassifications to earnings, net of income taxes(2)	(37)	—	574	537
Losses (gains) reclassified to earnings, net of income taxes(1)	1	(8)	6	(1)
Other comprehensive (loss) income, net of income taxes	(36)	(8)	580	536
Balance at October 1, 2021	$(94)	$(88)	$(121)	$(303)
_______________
(1)Losses (gains) reclassified to earnings are included in the “Revenue from product sales and services,” “Business divestiture-related gains, net,” “Interest expense, net” and “Non-operating income, net” line items in our Condensed Consolidated Statement of Operations (Unaudited).
(2)Other comprehensive income before reclassifications to earnings, net of income taxes, for the quarter and three quarters ended October 1, 2021 includes remeasurement of funded status of pension plans after the purchases of group annuity policies. See Note L — Postretirement Benefit Plans in these Notes for further information.
NOTE E— RECEIVABLES, NET
Receivables, net are summarized below:

(In millions)	September 30, 2022	December 31, 2021

Accounts receivable	$1,175	$1,088
Less: allowances for collection losses	(37)	(43)
Receivables, net	$1,138	$1,045
We have two receivables sale agreements (“RSAs”) with two separate third-party financial institutions that permit us to sell, on a non-recourse basis, up to $100 million of outstanding receivables per agreement at any given time. From time to time, we have sold certain customer receivables under the RSAs, which we continue to service and collect on behalf of the third-party financial institutions and which we account for as sales of receivables with sale proceeds included in net cash provided by operating activities. We did not have outstanding accounts receivable sold pursuant to the RSAs at September 30, 2022. Outstanding accounts receivable sold pursuant to the RSAs were $99.9 million at December 31, 2021, with net cash proceeds of $99.8 million.
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
Contract assets and liabilities in the three quarters ended September 30, 2022 were impacted primarily by the timing of contractual billing milestones.
Contract assets and contract liabilities are summarized below:

(In millions)	September 30, 2022	December 31, 2021

Contract assets	$3,135	$3,021
Contract liabilities, current	(1,158)	(1,297)
Contract liabilities, non-current(1)	(117)	(107)
Net contract assets	$1,860	$1,617
_______________
(1)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet (Unaudited).
The components of contract assets are summarized below:

(In millions)	September 30, 2022	December 31, 2021

Unbilled contract receivables, gross	$4,737	$4,921
Unliquidated progress payments and advances	(1,602)	(1,900)
Contract assets	$3,135	$3,021
Contract liabilities recognized as revenue that were outstanding at the end of the prior fiscal year were $196 million and $967 million for the quarter and three quarters ended September 30, 2022, respectively, and $94 million and $821 million for the quarter and three quarters ended October 1, 2021, respectively.
NOTE G— INVENTORIES
Inventories are summarized below:

(In millions)	September 30, 2022	December 31, 2021

Finished products	$191	$141
Work in process	464	335
Raw materials and supplies	684	506
Inventories	$1,339	$982
NOTE H— PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net are summarized below:

(In millions)	September 30, 2022	December 31, 2021

Land	$79	$79
Software capitalized for internal use	674	576
Buildings	1,240	1,236
Machinery and equipment	2,249	2,177
	4,242	4,068
Less: accumulated depreciation and amortization	(2,150)	(1,967)
Property, plant and equipment, net	$2,092	$2,101
Depreciation and amortization expense related to property, plant and equipment was $84 million and $250 million for the quarter and three quarters ended September 30, 2022, respectively, and $85 million and $249 million for the quarter and three quarters ended October 1, 2021, respectively.
As discussed in more detail in Note I — Goodwill and Other Intangible Assets in these Notes, in conjunction with, and in advance of, the tests of goodwill related to our Commercial Training Solutions (“CTS”) reporting unit, we recorded an $82 million non-cash impairment charge for long-lived assets, consisting of $19 million, $56 million and $7 million of impairment charges for right of use assets, property, plant and equipment and software, respectively, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Operations (Unaudited) for the three quarters ended October 1, 2021.

NOTE I— GOODWILL AND OTHER INTANGIBLE ASSETS
The assignment of goodwill by business segment, and changes in the carrying amount of goodwill by business segment, were as follows:

(In millions)	Integrated Mission Systems	Space & Airborne Systems	Communication Systems	Aviation Systems(1)	Total

Balance at December 31, 2021 - As Reported	$6,485	$5,202	$4,153	$2,349	$18,189
Reallocation of goodwill in segment reorganization(1)	1,702	647	—	(2,349)	—
Balance at December 31, 2021 - After Reallocation	8,187	5,849	4,153	—	18,189
Impairment of goodwill	(447)	—	(355)	—	(802)
Currency translation adjustments	(48)	(77)	(2)	—	(127)
Balance at September 30, 2022	$7,692	$5,772	$3,796	$—	$17,260
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
New Organizational Structure
Effective January 1, 2022, we implemented a new organizational structure resulting in changes to our operating segments (which are also our reportable segments and are referred to as our business segments) and reporting units (which are our business segments or one level below our business segments). Implementing the new structure reduced our business segments, from four to three, and our reporting units from eleven to nine. As a result, we reassigned goodwill to our new reporting unit structure on a relative fair value basis, tested goodwill related to impacted reporting units immediately before and after the reassignment and determined that no impairment existed.
Precision Engagement Business Allocation and Impairment
During the quarter ended September 30, 2022, we realigned our precision engagement business from our Agile Development Group (“ADG”) reporting unit to our Electro Optical reporting unit. In connection with the realignment, we transferred $325 million of goodwill associated with the precision engagement business to our Electro Optical reporting unit on a relative fair value basis. Immediately before and after the reassignment, we tested goodwill assigned to each reporting unit. As a result of these tests, concurrently with the preparation of our financial statements for the quarter ended September 30, 2022, we concluded that goodwill related to our ADG reporting unit was impaired immediately before the reassignment and recorded a non-cash charge of $313 million for the impairment in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Operations (Unaudited). The impairment of goodwill was due to lower sales volume in our precision engagement business, reflecting U.S. Government spending priorities with respect to precision weapons, and higher interest rates. ADG and Electro Optical are both part of our Integrated Mission Systems segment.
Broadband, Electro Optical and ADG Interim Tests
Indications of potential impairment of goodwill related to our Broadband, Electro Optical and ADG reporting units were present as of September 30, 2022. Consequently, in connection with the preparation of our financial statements for the quarter ended September 30, 2022, we performed interim tests of each of these reporting unit’s goodwill for impairment. We determined that goodwill related to our Broadband and Electro Optical reporting units was impaired and goodwill related to our ADG reporting unit was not impaired as of September 30, 2022.
Broadband and Electro Optical goodwill impairments: As a result of the interim tests of goodwill related to our Broadband and Electro Optical reporting units, we recorded $489 million of non-cash charges for the impairment of goodwill ($355 million related to Broadband and $134 million related to Electro Optical) in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Operations (Unaudited). Broadband is part of our Communications Systems segment (as noted above Electro Optical is part of our Integrated Mission Systems segment). The impairment of goodwill related to our Electro Optical reporting unit was due to persistently lower demand in the precision engagement business and an associated decrease in our outlook for the business, as well as rising interest rates. The impairment of goodwill related to our Broadband reporting unit was due to lower volume on legacy platforms, which also resulted in a decrease in our outlook for the reporting unit, and higher interest rates.
CPS Business Impairment
During the quarter ended April 2, 2021, we determined the criteria to be classified as held for sale were met with respect to the CPS business within our other non-reportable business segment and assigned $174 million of goodwill to the disposal group on a relative fair value basis. In connection with the preparation of our financial statements for the quarter ended April 2, 2021, we concluded that goodwill related to the CPS business was impaired and we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Operations (Unaudited).
CTS Impairment
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
To test for potential impairment of the long-lived assets, including identifiable intangible assets and property, plant and equipment, related to CTS, we compared the estimated future cash flows (on an undiscounted basis) to be generated from the use and hypothetical eventual disposition of the asset group to its carrying value and, as a result, we determined the carrying value of the CTS asset group was not recoverable. Next, we prepared an estimate of the fair value of CTS based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions and projected discounted cash flows. We compared the fair value of CTS to our carrying value and recorded a $145 million non-cash charge for the impairment of CTS long-lived assets, including $63 million for impairment of identifiable intangible assets, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Operations (Unaudited) for the three quarters ended October 1, 2021. See Note H — Property, Plant and Equipment, net in these Notes for additional information.
Fair Value Determinations
Fair value determinations were determined based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows.
NOTE J— ACCRUED WARRANTIES
Our liability for standard product warranties is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet (Unaudited). Changes in our liability for standard product warranties during the three quarters ended September 30, 2022 were as follows:

(In millions)

Balance at December 31, 2021	$117
Accruals for product warranties issued during the period	31
Settlements made during the period	(45)
Other, including foreign currency translation adjustments	(8)
Balance at September 30, 2022	$95
NOTE K— CREDIT AGREEMENTS
On July 29, 2022, we established a new $2 billion, 5-year senior unsecured revolving credit facility maturing in July 2027 (the “2022 Credit Facility”) pursuant to a Revolving Credit Agreement (the “2022 Credit Agreement”) with a syndicate of lenders. The 2022 Credit Facility replaces our prior $2 billion, 5-year senior unsecured revolving credit facility established in June 2019 (the “2019 Credit Facility”) and provides for revolving loans, swingline loans and letters of credit, with a sub-limit of $200 million for swingline loans and a sub-limit of $350 million for letters of credit, with the option to request an increase of the maximum amount of commitments up to $3 billion.
At our election, borrowings in U.S. Dollars under the 2022 Credit Agreement will bear interest either based on the secured overnight funding rate or the Base Rate (as defined in the 2022 Credit Agreement), plus an applicable margin.
We are also required to pay a quarterly unused commitment fee and letter of credit fees based on our Senior Debt Ratings.
We were in compliance with all covenants under the 2022 Credit Agreement at September 30, 2022, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2022 Credit Agreement, to be greater than 0.65 to 1.00. At September 30, 2022, we had no borrowings outstanding under the 2022 Credit Agreement.
The covenants under the 2022 Credit Agreement are substantially similar to the covenants under the 2019 Credit Facility. See Note 12: Credit Arrangements in our Fiscal 2021 Form 10-K for additional information.

NOTE L— POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended September 30, 2022		Three Quarters Ended September 30, 2022
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost	$10	$1	$32	$2
Non-operating
Interest cost	55	1	165	5
Expected return on plan assets	(156)	(5)	(468)	(16)
Amortization of net actuarial loss (gain)	2	(1)	7	(5)
Amortization of prior service (credit) cost	(7)	—	(21)	1
Non-service cost periodic benefit income	(106)	(5)	(317)	(15)
Net periodic benefit income	$(96)	$(4)	$(285)	$(13)

	Quarter Ended October 1, 2021		Three Quarters Ended October 1, 2021
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost	$16	$1	$52	$2
Non-operating
Interest cost	47	1	139	4
Expected return on plan assets	(155)	(5)	(467)	(15)
Amortization of net actuarial loss	7	—	26	—
Amortization of prior service credit (cost)	(7)	1	(21)	1
Effect of curtailments or settlements	7	—	4	—
Non-service cost periodic benefit income	(101)	(3)	(319)	(10)
Net periodic benefit income	$(85)	$(2)	$(267)	$(8)

During the quarter and three quarters ended October 1, 2021, we undertook an initiative to de-risk pension obligations by purchasing a group annuity policy and transferring approximately $81 million and $250 million, respectively, of pension plan assets to an insurance company thereby reducing our defined benefit obligations by approximately $81 million and $250 million, respectively. As a result of the annuity purchase, we recognized pre-tax Financial Accounting Standard settlement losses of $7 million and $4 million in the quarter and three quarters ended October 1, 2021, respectively, which are included as a component of the “Non-operating income, net” line item in our Condensed Consolidated Statement of Operations (Unaudited).
The service cost component of net periodic benefit income is included in the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Condensed Consolidated Statement of Operations (Unaudited). The non-service cost components of net periodic benefit income are included in the “Non-operating income, net” line item in our Condensed Consolidated Statement of Operations (Unaudited).
We made no material contributions to our U.S. qualified defined benefit pension plans during the quarter or three quarters ended September 30, 2022 or October 1, 2021. As a result of prior voluntary contributions, we are not required to make any contributions to these plans during fiscal 2022 and for several years thereafter.
NOTE M— EARNINGS PER SHARE
(Loss) income from continuing operations per common share attributable to L3Harris common shareholders (“EPS”) is computed using the two-class method, which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends paid and participation rights in undistributed earnings. Under the two-class method, EPS is computed by dividing the sum of earnings distributed to L3Harris common shareholders and undistributed earnings allocated to L3Harris common shareholders by the weighted-average number of common shares outstanding for the period. (Loss) income from continuing operations per diluted common share attributable to L3Harris common shareholders (“diluted EPS”) is computed using the more dilutive of the two-class method or the treasury stock method. Under the treasury stock method, diluted EPS is computed by dividing net (loss) income attributable to L3Harris common shareholders by the weighted-average number of common shares outstanding for the period. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted-average shares outstanding during the period.
The weighted average number of shares outstanding used to compute basic and diluted EPS are as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021

Basic weighted average common shares outstanding	191.3	199.5	192.2	203.3
Impact of dilutive share-based awards	—	2.1	1.8	1.9
Diluted weighted average common shares outstanding	191.3	201.6	194.0	205.2
Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards. Diluted EPS excludes the antidilutive impact of 1.9 million and 0.3 million weighted average share-based awards outstanding for the quarter and three quarters ended September 30, 2022, respectively, and 1.1 million weighted average share-based awards outstanding for the three quarters ended October 1, 2021. The anti-dilutive impact of weighted average share-based awards outstanding for the quarter ended October 1, 2021 was immaterial.
NOTE N— INCOME TAXES
Our effective tax rate (income taxes as a percentage of (loss) income from continuing operations before income taxes) was 6.2% on the loss from continuing operations for the quarter ended September 30, 2022 compared with 18.3% on the income from continuing operations for the quarter ended October 1, 2021. For the quarter ended September 30, 2022, our effective tax rate benefited from the favorable impacts of Research and Development (“R&D”) credits, incremental foreign-derived intangible income (“FDII”) and the release of a valuation allowance in a foreign jurisdiction resulting from an internal restructuring, partially offset by the unfavorable impact of non-deductible goodwill impairments. For the quarter ended October 1, 2021, our effective tax rate was unfavorably impacted by non-deductible goodwill from completed business divestitures and the unfavorable impact of valuation allowances in certain foreign jurisdictions, partially offset by the favorable impact of R&D credits, favorable adjustments upon finalization of our Federal tax return, the favorable impact of excess tax benefits related to equity-based compensation and the favorable resolution of specific audit uncertainties.
Our effective tax rate was 13.0% for the three quarters ended September 30, 2022 compared with 19.8% for the three quarters ended October 1, 2021. Our effective tax rate for the three quarters ended September 30, 2022 was favorably impacted by a reduction in the deferred tax liabilities on the outside basis of certain foreign subsidiaries due to an internal restructuring, the favorable impact of excess tax benefits related to equity-based compensation and the items described above for the quarter ended September 30, 2022. Our effective tax rate for the three quarters ended October 1, 2021 were impacted by the items described above for the quarter ended October 1, 2021.
NOTE O— FAIR VALUE MEASUREMENTS
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
The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(In millions)	Total	Level 1	Total	Level 1

Assets
Deferred compensation plan assets(1)
Equity and fixed income securities	$59	$59	$77	$77
Investments measured at NAV:
Corporate-owned life insurance	32		35
Total fair value of deferred compensation plan assets	$91		$112

Liabilities
Deferred compensation plan liabilities(2)
Equity securities and mutual funds	$7	$7	$6	$6
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	164		177
Total fair value of deferred compensation plan liabilities	$171		$183
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
The following table presents the carrying amounts and estimated fair values of our significant financial instruments that were not measured at fair value (carrying amounts of other financial instruments not listed in the table below approximate fair value due to the short-term nature of those items):

	September 30, 2022		December 31, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt (including current portion)(1)	$7,030	$6,494	$7,059	$7,701
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
NOTE P— DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
Exchange Rate Risk — Cash Flow Hedges
To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are used to hedge currency exposures from cash flows anticipated across our business segments. We also hedge U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive (loss) income. Gains and losses in AOCI are reclassified to earnings when the related hedged item is recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Condensed Consolidated Statement of Cash Flows (Unaudited) as the cash flows of the related hedged items. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. At September 30, 2022, we had open foreign currency forward contracts with an aggregate notional amount of $347 million, hedging certain forecasted transactions denominated in Canadian Dollars, U.S. Dollars, British Pounds, Euros and Australian Dollars. At December 31, 2021, we had open foreign currency forward contracts with an aggregate notional amount of $328 million, hedging certain forecasted transactions denominated in U.S. Dollars, Canadian Dollars, British Pounds, Euros and Australian Dollars.
At September 30, 2022, our foreign currency forward contracts had maturities through 2025.
Net unrealized losses recognized in other comprehensive loss were $20 million and $30 million for the quarter and three quarters ended September 30, 2022, respectively, and $10 million for the quarter ended October 1, 2021. Net unrealized gains and losses recognized in other comprehensive income were not material for the three quarters ended October 1, 2021.
At September 30, 2022, the estimated amount of existing net losses to be reclassified into earnings within the next twelve months was $22 million.
Gains and losses from foreign currency derivatives designated as cash flow hedges are included in the line item in our Condensed Consolidated Statement of Operations (Unaudited) associated with the hedged transaction, with the exception of the losses resulting from discontinued cash flow hedges, which are included in the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Operations (Unaudited).
NOTE Q— CHANGES IN ESTIMATES
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
At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts at least quarterly. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, as the contract progresses, our estimates of total transaction price may increase or decrease if, for example, we receive award fees that are higher or lower than expected. When adjustments in estimated total costs at completion or in estimated total transaction price are determined, the related impact on operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident.

Net EAC adjustments had the following impact to earnings for the periods presented:

	Quarter Ended		Three Quarters Ended
(In millions, except per share amounts)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021

Net EAC adjustments, before income taxes	$—	$85	$58	$247
Net EAC adjustments, net of income taxes	—	64	44	186
Net EAC adjustments, net of income taxes, per diluted share	—	0.32	0.23	0.91
Revenue recognized from performance obligations satisfied in prior periods was $23 million and $113 million for the quarter and three quarters ended September 30, 2022, respectively, and $102 million and $317 million for the quarter and three quarters ended October 1, 2021, respectively.
NOTE R— BACKLOG
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
At September 30, 2022, our ending backlog was $21.4 billion. We expect to recognize approximately 59% of the revenue associated with this backlog by the end of 2023 and approximately 79% by the end of 2024, with the remainder to be recognized thereafter. At December 31, 2021, our ending backlog was $21.1 billion.
NOTE S— BUSINESS SEGMENT INFORMATION
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
During the quarter ended September 30, 2022, we adjusted our reporting within our Integrated Mission Systems segment to better align our businesses and transferred our precision engagement business, which includes fuzing and ordnance systems, from our ADG reporting unit to our Electro Optical reporting unit.
See Note B — Business Divestitures and Asset Sales in these Notes for information relating to businesses divested and asset sales during the quarter and three quarters ended September 30, 2022 and October 1, 2021.
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
In accordance with CAS, we allocate a portion of pension and other postretirement benefit plan costs to our U.S. Government contracts. However, our consolidated financial statements require pension and other postretirement benefit plan income or expense be calculated in accordance with FAS requirements under GAAP. The “FAS/CAS operating adjustment” line item in the table below represents the difference between the service cost component of FAS pension and OPEB expense and total CAS pension and OPEB cost. The net non-service cost components of FAS pension and OPEB income are included as an income component in the “Non-operating income, net” line item in our Condensed Consolidated Statement of Operations (Unaudited). See Note L — Postretirement Benefit Plans for more information on the composition of non-service components of FAS pension and OPEB income and expense.
Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021

Revenue
Integrated Mission Systems	$1,710	$1,649	$5,104	$5,192
Space & Airborne Systems	1,502	1,494	4,450	4,464
Communication Systems	1,068	1,030	3,024	3,269
Other non-reportable businesses	—	95	—	661
Corporate eliminations	(34)	(39)	(94)	(122)
Total revenue	$4,246	$4,229	12,484	$13,464

(Loss) Income from Continuing Operations before Income Taxes
Segment Operating (Loss) Income:
Integrated Mission Systems	$(225)	$232	$247	$608
Space & Airborne Systems	172	187	539	583
Communication Systems	(97)	258	370	804
Other non-reportable businesses	—	7	—	100
	(150)	684	1,156	2,095
Unallocated Items:
Unallocated corporate department income (expense), net(1)	20	(1)	34	(55)
L3Harris Merger-related transaction, integration and other expenses and losses	(21)	(35)	(72)	(79)
Amortization of acquisition-related intangibles(2)	(151)	(155)	(454)	(475)
Business divestiture-related gains, net	—	27	—	192
Charges for severance and other termination costs	(29)	—	(29)	—
Charge related to an additional pre-merger legal contingency	(31)	—	(31)	—
Impairment of goodwill and other assets	—	—	—	(125)
Gain on sale of asset group	—	—	8	—
Acquisition and other divestiture-related expenses	(10)	(8)	(45)	(64)
FAS/CAS operating adjustment(3)	22	30	65	90
	(200)	(142)	(524)	(516)
Non-operating income, net	99	111	313	314
Net interest expense	(70)	(67)	(205)	(198)
(Loss) income from continuing operations before income taxes	$(321)	$586	$740	$1,695
_______________
(1)For the quarter ended September 30, 2022, $11 million of income from greenhouse gas (“GHG”) emission reduction projects and $10 million of income from our deferred compensation plans. For the three quarters ended September 30, 2022, $20 million of income from our deferred compensation plans and $11 million of income from GHG emission reduction projects. For the three quarters ended October 1, 2021, includes a $15 million accrual for a value added tax obligation and $9 million of loss related to our deferred compensation plans.
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
The table below is a reconciliation of the FAS/CAS operating adjustment:

	Quarter Ended		Three Quarters Ended
(In millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021

FAS pension service cost	$(11)	$(17)	$(34)	$(54)
Less: CAS pension cost	(33)	(47)	(99)	(144)
FAS/CAS operating adjustment	22	30	65	90
Non-service FAS pension income	111	104	332	329
FAS/CAS pension adjustment, net(1)	$133	$134	$397	$419
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

	Quarter Ended
(In millions)	September 30, 2022			October 1, 2021
	Integrated Mission Systems	Space & Airborne Systems	Communication Systems	Integrated Mission Systems	Space & Airborne Systems	Communication Systems

Revenue By Customer Relationship
Prime contractor	$1,138	$963	$690	$1,080	$939	$681
Subcontractor	558	533	364	555	551	334
Intersegment	14	6	14	14	4	15
	$1,710	$1,502	$1,068	$1,649	$1,494	$1,030
Revenue By Contract Type
Fixed-price(1)	$1,270	$914	$899	$1,224	$907	$871
Cost-reimbursable	426	582	155	411	583	144
Intersegment	14	6	14	14	4	15
	$1,710	$1,502	$1,068	$1,649	$1,494	$1,030
Revenue By Geographical Region
United States	$1,295	$1,332	$706	$1,276	$1,326	$719
International	401	164	348	359	164	296
Intersegment	14	6	14	14	4	15
	$1,710	$1,502	$1,068	$1,649	$1,494	$1,030

	Three Quarters Ended
(In millions)	September 30, 2022			October 1, 2021
	Integrated Mission Systems	Space & Airborne Systems	Communication Systems	Integrated Mission Systems	Space & Airborne Systems	Communication Systems

Revenue By Customer Relationship
Prime contractor	$3,351	$2,835	$2,037	$3,454	$2,736	$2,193
Subcontractor	1,709	1,597	954	1,699	1,720	1,036
Intersegment	44	18	33	39	8	40
	$5,104	$4,450	$3,024	$5,192	$4,464	$3,269
Revenue By Contract Type
Fixed-price(1)	$3,777	$2,675	$2,530	$3,868	$2,762	$2,765
Cost-reimbursable	1,283	1,757	461	1,285	1,694	464
Intersegment	44	18	33	39	8	40
	$5,104	$4,450	$3,024	$5,192	$4,464	$3,269
Revenue By Geographical Region
United States	$3,763	$3,922	$1,962	$3,833	$3,916	$2,337
International	1,297	510	1,029	1,320	540	892
Intersegment	44	18	33	39	8	40
	$5,104	$4,450	$3,024	$5,192	$4,464	$3,269
__________
(1)Includes revenue derived from time-and-materials contracts.
Total assets by business segment are as follows:

(In millions)	September 30, 2022	December 31, 2021

Total Assets
Integrated Mission Systems	$11,357	$11,830
Space & Airborne Systems	8,349	8,151
Communication Systems	5,844	6,035
Other non-reportable businesses	—	3
Corporate(1)	7,831	8,690
	$33,381	$34,709
_______________
(1)Identifiable intangible assets acquired in connection with the L3Harris Merger in the two quarters ended January 3, 2020 and our acquisition of Exelis in fiscal 2015 were recorded as Corporate assets because they benefited the entire Company as opposed to any individual segment. Identifiable intangible asset balances recorded as Corporate assets were $6.1 billion and $6.6 billion at September 30, 2022 and December 31, 2021, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, as well as any assets of discontinued operations and divestitures.
NOTE T— LEGAL PROCEEDINGS AND CONTINGENCIES
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; environmental matters; or compliance with government procurement or related legal or regulatory requirements. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated (for example, we recorded an additional $31 million charge related to a pre-merger legal contingency during the quarter ended September 30, 2022). Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At September 30, 2022, our accrual for the potential resolution of lawsuits, claims, investigations or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims, investigations or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration or resulting from claims or investigations in existence at September 30, 2022 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that several sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice, Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis, which we acquired in 2015, of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River in New Jersey, estimated by the EPA to be $1.38 billion. During the fourth quarter of fiscal 2021, the EPA further announced an interim plan to remediate sediment in the upper nine miles of the of the Lower Passaic River with an estimated cost of $441 million. The potential responsible parties’ respective allocations for the Lower Passaic River remediation have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at September 30, 2022 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
NOTE U— SUBSEQUENT EVENTS
Pending Acquisition of TDL product line
On October 3, 2022, we entered into a definitive agreement to acquire Viasat, Inc.’s tactical data links (“TDL”) product line for a purchase price of approximately $1.96 billion, subject to customary adjustments.
The acquisition, which we plan to fund with debt financing, is expected to close in the first half of 2023, subject to required regulatory approvals and clearances and other customary closing conditions, although we can give no assurances regarding the timing or occurrence of closing.
Share Repurchase Authorization
On October 21, 2022, we announced that our Board of Directors approved an additional $3.0 billion share repurchase authorization, bringing the total authorization to $4.5 billion.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. and subsidiaries (“the Company”) as of September 30, 2022, the related condensed consolidated statements of operations, comprehensive income, equity for the quarter and three quarters ended September 30, 2022 and October 1, 2021, the condensed consolidated statements of cash flows for the three quarters ended September 30, 2022 and October 1, 2021, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
Basis for Review Results
These financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the SEC and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Ernst & Young LLP

Orlando, Florida
October 31, 2022

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
We are an agile global aerospace and defense technology innovator, delivering end-to-end solutions that meet customers’ mission-critical needs. We provide advanced defense and commercial technologies across space, air, land, sea and cyber domains. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications.
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
U.S. and International Budget Environment
For the 2023 government fiscal year (“GFY”), the President’s budget request (“PBR”) proposed $773 billion of DoD funding, a 4% increase above the amount enacted for the 2022 GFY, and the Senate Appropriations Subcommittee on Defense has supported a $37 billion plus-up to the PBR, representing a 9% increase year over year, with a currently expected range of DoD budget proposals from $773 billion to $819 billion. Additionally, at the end of the 2022 GFY, Congress passed a Continuing Resolution (“CR”) through December 16, 2022; however based on recent trends, there is uncertainty about whether Congress will pass a budget or the government will continue to operate under the CR. When the government operates under a CR, all programs of record are funded at the prior year’s appropriated levels, and the DoD is prohibited from starting new programs. As part of the CR, an additional Ukraine aid package was enacted for $12 billion, bringing supplemental funding for the country to over $65 billion, a portion of which we believe to be addressable by our capabilities. Notwithstanding the increased supplemental funding, a CR represents a risk that we are monitoring and could impact the availability of funding for new contracts from the U.S. Government. See also the discussion of U.S. Government funding risks within “Item 1A, Risk Factors” included in our Fiscal 2021 Form 10-K.
In international markets, the North Atlantic Treaty Organization (“NATO”) continues to evolve its strategy on multiple levels. Several countries, including Finland and Sweden, are pursuing NATO membership, while existing NATO members such as the U.K. and France have in recent months committed to increased spending beyond the 2% of gross domestic product target. Recently, additional countries, such as Japan, have followed similar paths with expanded defense budgets. The expectation of increased spending in international markets provides us with the opportunity to offer a range of solutions to international customers, but international sales remain dependent on economic, social and political conditions that may differ from those in the United States as well as changes in export controls and other trade regulations in the United States. See also the discussion of our international business risks within “Item 1A, Risk Factors” included in our Fiscal 2021 Form 10-K.
Even with the increases in expected DoD budget proposals and with the overall demand environment both in the U.S. and internationally reflecting the conflict in Ukraine and geopolitical tensions, changes to U.S. Government spending priorities have and could in the future impact our business. A decline in demand for fuzing and ordnance systems due to reduced U.S. Government spending for precision weapons was largely responsible for charges for impairment of goodwill in our IMS segment. See Note I — Goodwill and Other Intangible Assets in the Notes for further information. Other changes in spending priorities in the future could adversely affect our existing programs and future contracts and impact our financial condition and results of operations.
Economic Environment
The macroeconomic environment continues to present challenges, which have impacted and may continue to impact our future results. Rising inflation in the U.S. has led to higher costs. The on-going uncertainty related to the impacts of inflation, as well as increased interest rates, which raises the cost of borrowing for the federal government, could in the future impact government spending priorities and the demand for our products. Higher interest rates have also had an impact on the fair value of our reporting units and contributed to charges for impairment of goodwill at our IMS and CS segments. See Note I — Goodwill and Other Intangible Assets in the Notes for further information.

While we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services, our fixed-price contracts could subject us to losses in the event of cost overruns or a significant increase in or a sustained period of increased inflation. Management has worked to mitigate supply chain and labor market challenges, with modest improvements in the supply chain sequentially for Tactical Communications, the company’s largest product-based business, and a stable headcount within our company. However due to uncertainty in the current environment, there can be no assurances that we will not see further impacts in our financial condition and results of operations.
KEY DEVELOPMENTS
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
The following business divestitures and asset sales were completed in the three quarters ended September 30, 2022 and October 1, 2021:
•On April 29, 2022, we completed one business divestiture, the results of which are reported as part of our Integrated Mission Systems segment through the date of divestiture, and on May 31, 2022, and we completed the sale of certain assets from our Integrated Mission Systems segment;
•Electron Devices business, definitive agreement entered into on July 2, 2021, classified as held for sale during the quarter ended July 2, 2021 and divested on October 1, 2021, the results of which are reported as part of other non-reportable businesses through the date of divestiture;
•CPS business, definitive agreement entered into on March 1, 2021, classified as held for sale during the quarter ended April 2, 2021 and divested on July 2, 2021, the results of which are reported as part of other non-reportable businesses through the date of divestiture;
•Military training business, definitive agreement entered into on February 27, 2021, classified as held for sale during the quarter ended April 2, 2021 and divested on July 2, 2021, the results of which are reported as part of other non-reportable businesses through the date of divestiture; and
•VSE disposal group, definitive agreement entered into on February 23, 2021, classified as held for sale during the quarter ended July 3, 2020 and partially divested on July 2, 2021, with the remainder divested on July 30, 2021, the results of which are reported as part of other non-reportable businesses through the date of divestiture.
See Note B — Business Divestitures and Asset Sales in the Notes for additional information regarding asset sales and businesses divested for sale during the quarter and three quarters ended September 30, 2022 and October 1, 2021.

RESULTS OF OPERATIONS
Consolidated Results of Operations

	Quarter Ended			Three Quarters Ended
(Dollars in millions, except per share amounts)	September 30, 2022	October 1, 2021	% Inc/(Dec)	September 30, 2022	October 1, 2021	% Inc/(Dec)

Revenue
Integrated Mission Systems	$1,710	$1,649	4%	$5,104	$5,192	(2)%
Space & Airborne Systems	1,502	1,494	1%	4,450	4,464	—%
Communication Systems	1,068	1,030	4%	3,024	3,269	(7)%
Other non-reportable businesses	—	95	*	—	661	*
Corporate eliminations	(34)	(39)	(13)%	(94)	(122)	(23)%
Total revenue	4,246	4,229	—%	12,484	13,464	(7)%
Total cost of product sales and services	(3,052)	(2,921)	4%	(8,819)	(9,385)	(6)%
% of total revenue	72%	69%		71%	70%
Gross margin	1,194	1,308	(9)%	3,665	4,079	(10)%
% of total revenue	28%	31%		29%	30%
Engineering, selling and administrative expenses	(742)	(793)	(6)%	(2,231)	(2,485)	(10)%
% of total revenue	17%	19%		18%	18%
Business divestiture-related gains, net	—	27	*	—	192	*
Impairment of goodwill and other assets	(802)	—	*	(802)	(207)	*
Non-operating income, net	99	111	(11)%	313	314	—%
Net interest expense	(70)	(67)	4%	(205)	(198)	4%
(Loss) income from continuing operations before income taxes	(321)	586	*	740	1,695	(56)%
Income taxes	20	(107)	*	(96)	(336)	(71)%
Effective tax rate	6.2%	18.3%		13.0%	19.8%
(Loss) income from continuing operations	(301)	479	*	644	1,359	(53)%
Noncontrolling interests, net of income taxes	1	2	*	2	4	*
(Loss) income from continuing operations attributable to L3Harris common shareholders	$(300)	$481	*	$646	$1,363	(53)%
% of total revenue	(7)%	11%		5%	10%
Diluted EPS	$(1.56)	$2.39	*	$3.33	$6.64	(50)%
_________________
•Not meaningful
Revenue and Gross Margin
One Quarter Comparison: Revenue remained flat in the quarter ended September 30, 2022 compared to the quarter ended October 1, 2021, as higher revenue across our segments was offset by $95 million of lower revenue from the impact of completed business divestitures in the quarter ended October 1, 2021. Gross margin and gross margin as a percentage of revenue (“gross margin percentage”) decreased in the quarter ended September 30, 2022 compared to the quarter ended October 1, 2021, largely due to higher input cost (labor, material and overhead) and supply chain disruptions that adversely impacted program performance and mix.
Three Quarters Comparison: Revenue decreased 7% in the three quarters ended September 30, 2022 compared to the three quarters ended October 1, 2021, from the impact of $633 million of lower revenue from completed business divestitures in the three quarters ended October 1, 2021 and supply chain disruptions. Gross margin and gross margin percentage decreased in the three quarters ended September 30, 2022 compared to the three quarters ended October 1, 2021 primarily due to the reasons noted above in the one quarter comparison.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.

Engineering, Selling and Administrative Expenses
One Quarter Comparison: Engineering, selling and administrative (“ESA”) expenses and ESA expense as a percentage of revenue (“ESA percentage”) decreased in the quarter ended September 30, 2022 compared with the quarter ended October 1, 2021, primarily from $44 million of lower expenses related to compensation, $19 million of lower R&D expenses and $15 million of lower costs from the impact of completed business divestitures, partially offset by a $31 million charge related to an additional pre-merger legal contingency and a $29 million charge in the quarter for severance and other benefit payments related to employees that accepted a voluntary retirement plan with an effective retirement date of September 30, 2022.
Three Quarters Comparison: ESA expenses decreased in the three quarters ended September 30, 2022 compared with the three quarters ended October 1, 2021, primarily from $94 million of lower expenses related to compensation, $80 million of lower costs from the impact of completed business divestitures, $62 million of lower R&D expenses and $15 million of lower divestiture-related expenses, partially offset by a $31 million charge related to an additional pre-merger legal contingency and a $29 million charge in the quarter for severance and other benefit payments related to employees that accepted a voluntary retirement plan with an effective retirement date of September 30, 2022. ESA percentage was flat in the three quarters ended September 30, 2022 compared with the three quarters ended October 1, 2021.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Business Divestiture-Related Gains
The “Business divestiture-related gains, net” line item in our Condensed Consolidated Statement of Operations (Unaudited) is comprised of the following pre-tax gains associated with businesses divested. There were no significant gains or losses during the quarter or three quarters ended September 30, 2022.

	Quarter Ended	Three Quarters Ended
(In millions)	October 1, 2021	October 1, 2021

Electron Devices business	$29	$29
VSE disposal group	(4)	(30)
CPS business(1)	—	(19)
Military training business	2	214
Other	—	(2)
Total business divestiture-related gains, net	$27	$192
_______________
(1)During the quarter ended April 2, 2021, upon classifying the CPS business as held for sale, we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Operations (Unaudited) for the three quarters ended October 1, 2021. See Note I — Goodwill and Other Intangible Assets in the Notes for additional information.
See Note B — Business Divestitures and Asset Sales in the Notes for further information.
Impairment of Goodwill and Other Assets
One Quarter Comparison: Impairment of goodwill and other assets in the quarter ended September 30, 2022 reflected non-cash impairment charges for goodwill of $355 million, $313 million and $134 million associated with our Broadband, ADG and Electro Optical reporting units, respectively. No impairment charges were recorded in the quarter ended October 1, 2021.
Three Quarters Comparison: Impairment of goodwill and other assets in the three quarters ended September 30, 2022 reflected non-cash impairment charges for goodwill of $355 million, $313 million and $134 million associated with our Broadband, ADG and Electro Optical reporting units, respectively. Impairment of goodwill and other assets in the three quarters ended October 1, 2021 reflected a $62 million non-cash impairment charge for goodwill associated with the divestiture of the CPS business and $145 million of non-cash impairment charges for identifiable intangible and other long-lived assets related to the CTS business.
See Note B — Business Divestitures and Asset Sales and Note I — Goodwill and Other Intangible Assets in the Notes for further information.
Non-Operating Income, Net
One Quarter Comparison: Non-operating income, net decreased in the quarter ended September 30, 2022 compared with the quarter ended October 1, 2021, primarily from an $11 million increase in losses recorded for our equity investments in nonconsolidated affiliates.

Three Quarters Comparison: Non-operating income, net remained flat in the three quarters ended September 30, 2022 compared with the three quarters ended October 1, 2021, as a $30 million increase in market value related to our rabbi trust assets and $12 million increase in losses recorded for our equity investments in unconsolidated affiliates were offset by a $35 million charge for impairment of our equity investment in a nonconsolidated affiliate and a $7 million FAS pension settlement charge during the quarter ended July 2, 2021.
Net Interest Expense
One Quarter Comparison and Three Quarters Comparison: Net interest expense increased in the quarter and three quarters ended September 30, 2022 compared with the quarter and three quarters ended October 1, 2021 primarily due to lower interest income in the quarter and three quarters ended September 30, 2022.
See Note 13: Debt in the Notes to Consolidated Financial Statements in our Fiscal 2021 Form 10-K for further information.
Income Taxes
One Quarter Comparison: Our effective tax rate (income taxes as a percentage of (loss) income from continuing operations before income taxes) was 6.2% on the loss from continuing operations for the quarter ended September 30, 2022 compared with 18.3% on the income from continuing operations for the quarter ended October 1, 2021. For the quarter ended September 30, 2022, our effective tax rate benefited from the favorable impacts of R&D credits, incremental foreign-derived intangible income (“FDII”) and the release of a valuation allowance in a foreign jurisdiction resulting from an internal restructuring, partially offset by the unfavorable impact of non-deductible goodwill impairments. For the quarter ended October 1, 2021, our effective tax rate was unfavorably impacted by non-deductible goodwill from completed business divestitures and the unfavorable impact of valuation allowances in certain foreign jurisdictions, partially offset by the favorable impacts of R&D credits, favorable adjustments upon finalization of our Federal tax return, the favorable impact of excess tax benefits related to equity-based compensation and the favorable resolution of specific audit uncertainties.
Three Quarters Comparison: Our effective tax rate was 13.0% for the three quarters ended September 30, 2022 compared with 19.8% for the three quarters ended October 1, 2021. Our effective tax rate for the three quarters ended September 30, 2022 was favorably impacted by a reduction in the deferred tax liabilities on the outside basis of certain foreign subsidiaries due to an internal restructuring, the favorable impact of excess tax benefits related to equity-based compensation and the items described above in the one quarter comparison of income taxes. Our effective tax rate for the three quarters ended October 1, 2021 was impacted by the items described above in the one quarter comparison of income taxes.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”) which includes implementation of a new 15% corporate alternative minimum tax, a 1% excise tax on stock buybacks and tax incentives for energy and climate initiatives. These provisions are effective beginning January 1, 2023 and we expect them to be immaterial to our financial results, financial position and cash flows.
(Loss) Income From Continuing Operations
One Quarter Comparison: The loss from continuing operations in the quarter ended September 30, 2022 compared with the income from continuing operations for the quarter ended October 1, 2021 was primarily due to a net loss from continuing operations in the quarter ended September 30, 2022 from the impact of non-cash impairment charges for goodwill recorded within our Broadband, ADG and Electro Optical reporting units, as noted in the impairment of goodwill and other assets section above.
Three Quarters Comparison: Income from continuing operations decreased in the three quarters ended September 30, 2022 compared with the three quarters ended October 1, 2021 primarily due to the loss from continuing operations in the quarter ended September 30, 2022, as discussed in the one quarter comparison above, in addition to the combined effects of the reasons noted in the sections above regarding the three quarters ended September 30, 2022 and three quarters ended October 1, 2021.
Diluted EPS
One Quarter Comparison: Diluted EPS attributable to L3Harris common shareholders in the quarter ended September 30, 2022 decreased compared with the quarter ended October 1, 2021 due to a net loss from continuing operations in the quarter ended September 30, 2022 primarily from the impact of non-cash impairment charges for goodwill recorded within our Broadband, ADG and Electro Optical reporting units, as noted in the impairment of goodwill and other assets section above.
Three Quarters Comparison: Diluted EPS attributable to L3Harris common shareholders in the three quarters ended September 30, 2022 decreased compared with the three quarters ended October 1, 2021, due to lower net income resulting from the combined effects of the reasons noted in the sections above in this MD&A, partially offset by lower diluted weighted average of common shares outstanding, reflecting the repurchases of shares of our common stock under our repurchase program in the quarter and three quarters ended September 30, 2022.
See the “Common Stock Repurchases” discussion below in this MD&A for further information.

Discussion of Business Segment Results of Operations
Integrated Mission Systems Segment (“IMS”)

	Quarter Ended			Three Quarters Ended
(Dollars in millions)	September 30, 2022	October 1, 2021	% Inc/(Dec)	September 30, 2022	October 1, 2021	% Inc/(Dec)

Revenue	$1,710	$1,649	4%	$5,104	$5,192	(2)%
Operating (loss) income	(225)	232	(197)%	247	608	(59)%
Operating (loss) income as a percentage of revenue (“operating margin”)	(13.2)%	14.1%		4.8%	11.7%

One Quarter Comparison: IMS revenue for the quarter ended September 30, 2022 compared with the quarter ended October 1, 2021 increased 4%, reflecting an increase of $73 million in ISR, largely from $59 million of revenue for newly-awarded Armed Overwatch program and an increase of $15 million in Commercial Aviation Solutions primarily due to $18 million of higher revenue related to the sale of end-of-life inventory, partially offset by a decrease of $13 million in Maritime primarily due to material delays as well as program timing.
IMS operating margin for the quarter ended September 30, 2022 compared with the quarter ended October 1, 2021 contracted to (13.2)%, primarily due to non-cash impairment charges for goodwill totaling $447 million, in addition to higher input costs, material delays and mix, partially offset by the sale of end-of-life inventory and higher volumes in Commercial Aviation during the quarter ended September 30, 2022.
Three Quarters Comparison: IMS revenue for three quarters ended September 30, 2022 compared with three quarters ended October 1, 2021 decreased 2%, reflecting a decrease of $91 million in Electro Optical, primarily from lower volume on fuzing and ordnance systems and other related programs, as well as a decline in WESCAM airborne turret delivery volumes resulting from supply chain disruptions and a decrease of $21 million in Maritime due to material delays as well as program timing. These decreases were partially offset by an increase of $53 million in Commercial Aviation Solutions, largely due to $33 million of higher revenue related to the sale of end-of-life inventory as well as an increase in pilot training center volume.
IMS operating margin for three quarters ended September 30, 2022 compared with three quarters ended October 1, 2021 contracted 690 basis points to 4.8%, primarily due to non-cash charges for goodwill impairment totaling $447 million during the quarter ended September 30, 2022 compared with a non-cash charge for goodwill impairment of $62 million associated with the divestiture of the CPS business and a non-cash charge for identifiable intangible and other long-lived assets of $145 million related to our CTS business recorded during the three quarters ended October 1, 2021. In addition, IMS operating margin declined from higher input costs, material delays and mix, partially offset by the sale of end-of-life inventory and higher volumes in Commercial Aviation Solutions during the three quarters ended September 30, 2022.
See Note I — Goodwill and Other Intangible Assets in the Notes for further information related to the charges for goodwill impairment.
Space & Airborne Systems Segment (“SAS”)

	Quarter Ended			Three Quarters Ended
(Dollars in millions)	September 30, 2022	October 1, 2021	% Inc/(Dec)	September 30, 2022	October 1, 2021	% Inc/(Dec)

Revenue	$1,502	$1,494	1%	$4,450	$4,464	—%
Operating income	172	187	(8)%	539	583	(8)%
Operating margin	11.5%	12.5%		12.1%	13.1%
One Quarter Comparison: SAS revenue for the quarter ended September 30, 2022 compared with the quarter ended October 1, 2021 increased 1%, primarily driven by an increase of $68 million in Space, reflecting growth in responsive satellite programs, that more than offset a $40 million decline in our airborne businesses, reflecting transitions from development to production on the F-35 and F-18 programs.
SAS operating margin for the quarter ended September 30, 2022 compared with the quarter ended October 1, 2021 contracted 100 basis points to 11.5% primarily from a $22 million increase in unfavorable EAC adjustments, due to higher input costs and program performance, mainly in Electronic Warfare and Space businesses, and new program ramps, partially offset by a decrease in R&D expenses.

Three Quarters Comparison: SAS revenue for three quarters ended September 30, 2022 compared with three quarters ended October 1, 2021 remained flat, primarily driven by an increase of $181 million in Space, reflecting growth in responsive satellite programs, partially offset by a $145 million decline in our airborne businesses, reflecting transitions from development to production on the F-35 and F-18 programs and $42 million decline in Intel & Cyber primarily due to classified program transitions.
SAS operating margin for three quarters ended September 30, 2022 compared with three quarters ended October 1, 2021 contracted 100 basis points to 12.1% primarily from a $62 million decrease in net favorable EAC adjustments, due to higher input costs and program performance, mainly in Electronic Warfare and Space businesses, and new program ramps, partially offset by a decrease in R&D expenses.
Communication Systems Segment (“CS”)

	Quarter Ended			Three Quarters Ended
(Dollars in millions)	September 30, 2022	October 1, 2021	% Inc/(Dec)	September 30, 2022	October 1, 2021	% Inc/(Dec)

Revenue	$1,068	$1,030	4%	$3,024	$3,269	(7)%
Operating (loss) income	(97)	258	(138)%	370	804	(54)%
Operating margin	(9.1)%	25.0%		12.2%	24.6%
One Quarter Comparison: CS revenue for the quarter ended September 30, 2022 compared with the quarter ended October 1, 2021 increased 4%, reflecting an increase of $94 million in Tactical Communications, primarily due to an increase in volume, partially offset by a decrease of $37 million in Broadband Communications due to lower volume on legacy platforms and a decrease of $27 million in Integrated Vision Solutions (“IVS”) primarily from program timing and lower sales volume.
CS operating margin for the quarter ended September 30, 2022 compared with the quarter ended October 1, 2021 contracted to (9.1)%, primarily due to a non-cash charge for impairment of goodwill of $355 million recorded in our Broadband reporting unit, in addition to higher input costs and lower margin on new program ramp.
Three Quarters Comparison: CS revenue for three quarters ended September 30, 2022 compared with three quarters ended October 1, 2021 decreased 7%, reflecting a decrease of $178 million in Broadband Communications from lower volume on legacy platforms, a decrease of $31 million in Tactical Communications due to supply chain disruptions and a decrease of $44 million in IVS primarily from program timing and lower sales volume.
CS operating margin for three quarters ended September 30, 2022 compared with three quarters ended October 1, 2021 contracted to 12.2%, primarily due to the non-cash charge for impairment of goodwill of $355 million recorded in our Broadband reporting unit during the quarter ended September 30, 2022, in addition to supply chain disruptions, higher input costs and lower margin on new program ramp.
See Note I — Goodwill and Other Intangible Assets in the Notes for further information on the impairment charge for goodwill.

Unallocated Corporate Expenses

	Quarter Ended			Three Quarters Ended
(Dollars in millions)	September 30, 2022	October 1, 2021	% Inc/(Dec)	September 30, 2022	October 1, 2021	% Inc/(Dec)

Unallocated corporate department income (expense), net(1)	$20	$(1)	*	$34	$(55)	*
L3Harris Merger-related transaction, integration and other expenses and losses	(21)	(35)	(40)%	(72)	(79)	(9)%
Amortization of acquisition-related intangibles	(151)	(155)	(3)%	(454)	(475)	(4)%
Charges for severance and other termination costs	(29)	—	*	(29)	—	*
Charge related to an additional pre-merger legal contingency	(31)	—	*	(31)	—	*
Business divestiture-related gains, net	—	27	*	—	192	*
Impairment of goodwill and other assets	—	—	*	—	(125)	*
Gain on sale of asset group	—	—	*	8	—	*
Acquisition and other divestiture-related expenses	(10)	(8)	25%	(45)	(64)	(30)%
FAS/CAS operating adjustment(2)	22	30	(27)%	65	90	(28)%
______________
•Not meaningful
(1) For the quarter ended September 30, 2022, includes $11 million of income from greenhouse gas (“GHG”) emission reduction projects and $10 million of income from our deferred compensation plans. For the three quarters ended September 30, 2022, includes $20 million of income from our deferred compensation plans and $11 million of income from GHG emission reduction projects. For the three quarters ended October 1, 2021, includes a $15 million accrual for a value added tax obligation and $9 million of loss related to our deferred compensation plans.
(2)     Represents the difference between the service cost component of FAS pension and OPEB income and total CAS pension and OPEB cost and replaces the “Pension adjustment” line item previously presented, which included the non-service components of FAS pension and OPEB income. See Net FAS/CAS operating adjustment table below.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Three Quarters Ended
(In millions)	September 30, 2022	October 1, 2021

Net cash provided by operating activities	$1,376	$1,865
Net cash (used in) provided by investing activities	(188)	1,400
Net cash used in financing activities	(1,566)	(3,413)
Effect of exchange rate changes on cash and cash equivalents	(34)	(2)
Net decrease in cash and cash equivalents	(412)	(150)
Cash and cash equivalents, beginning of period	941	1,276
Cash and cash equivalents, end of period	$529	$1,126
Cash and cash equivalents: At September 30, 2022 we had cash and cash equivalents of $529 million and a senior unsecured $2 billion revolving credit facility that matures in July 2027 (all of which was available to us as of September 30, 2022). Additionally, we had $7.0 billion of net long-term debt outstanding at September 30, 2022. Our $529 million of cash and cash equivalents at September 30, 2022 included $208 million held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facility, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity, although, we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties and the state of global commerce and general political and financial uncertainty. Additionally, the provisions in the Tax Cuts and Jobs Act of 2017 require that, beginning in fiscal 2022, research and experimental expenditures be capitalized and amortized over five years, which we estimate will have up to a $600 million impact to cash from operating activities in fiscal 2022 based on the provisions currently in effect. During the quarter ended September 30, 2022, we made a tax payment of $205 million related to our research and experimental expenditures, which had an impact to cash from operating activities. See Item 1A. “Risk Factors” of our Fiscal 2021 Form 10-K and Part II, Item 1A. “Risk Factors” in this Report.

Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, the 2022 Credit Facility and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next twelve months and reasonably foreseeable future thereafter. Our total capital expenditures for fiscal 2022 are expected to be approximately $300 million. We anticipate tax payments in fiscal 2022 to be approximately equal to or marginally less than our tax expense for the same period, absent R&D capitalization and subject to adjustment for timing differences. Other than those cash outlays noted in “Material Cash Requirements” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2021 Form 10-K and in the “Material Cash Requirements and Commercial Commitments” section below in this MD&A, capital expenditures, dividend payments and repurchases under our share repurchase program, we do not anticipate any significant cash outlays during the remainder of fiscal 2022.
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
Net cash provided by operating activities: The $489 million decrease in net cash provided by operating activities in the three quarters ended September 30, 2022 compared with the three quarters ended October 1, 2021 was primarily due to a $240 million increase in cash used to pay income taxes, primarily from the impact of R&D related tax policy, a $218 million increase in cash used to fund working capital (i.e., accounts receivable, contract assets, inventories, accounts payable and contract liabilities), a $70 million increase in cash used to fund other accrued items (i.e. other expenses and accruals, payroll related taxes and warranty reserve), partially offset by the impact of $47 million of higher net income (excludes the impact of non-cash items such as depreciation and amortization, impairment of goodwill and other assets and gains related to business divestitures).
Net cash (used in) provided by investing activities: The $1,588 million increase in net cash used in investing activities in the three quarters ended September 30, 2022 compared with the three quarters ended October 1, 2021 was primarily due to a $1,593 million decrease in net cash proceeds from sales of businesses and a $47 million increase in cash used for equity investments, partially offset by a $18 million increase in proceeds from sale of asset group and a $26 million decrease of net cash used for additions of property, plant and equipment in fiscal 2022.
Net cash used in financing activities: The $1,847 million decrease in net cash used in financing activities in the three quarters ended September 30, 2022 compared with the three quarters ended October 1, 2021 was primarily due to a $1,975 million decrease in cash used to repurchase our common stock under our share repurchase program, partially offset by a $54 million decrease in proceeds from exercises of employee stock options, a $40 million increase in tax withholding payments associated with vested share-based awards and a $32 million increase in cash used to pay dividends.
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
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $346 million as of September 30, 2022. See Note 14: “Pension and Other Postretirement Benefits” in the Notes to Consolidated Financial Statements in our Fiscal 2021 Form 10-K and Note L — Postretirement Benefit Plans in the Notes for further information regarding our pension plans.

Common Stock Repurchases
During the three quarters ended September 30, 2022, we used $900 million to repurchase 3.9 million shares of our common stock under our share repurchase program at an average price per share of $233.77, including commissions of $0.02 per share. During the three quarters ended October 1, 2021, we used $2.88 billion to repurchase 13.5 million shares of our common stock under our share repurchase program at an average price per share of $213.47, including commissions of $0.02 per share. During the three quarters ended September 30, 2022 and October 1, 2021, $44 million and $4 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
On January 28, 2021, we announced that our Board of Directors approved a new $6 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of $210 million at January 1, 2021, under our prior share repurchase program, for a total unused authorization of $6.2 billion. Our share repurchase program does not have a stated expiration. At September 30, 2022, we had a remaining unused authorization under our share repurchase program of $1.6 billion. On October 21, 2022, we announced that our Board of Directors approved an additional $3.0 billion share repurchase authorization. Repurchases under our share repurchase program may be made through open-market transactions, private transactions, transactions structured through investment banking institutions or any combination thereof. The level of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our current share repurchase program is set forth in this Report under Part II, Item 2. “Unregistered Sales of Equity Securities and Use of Proceeds.”
Dividends
On February 25, 2022, our Board of Directors increased the quarterly per share cash dividend rate on our common stock from $1.02 to $1.12, commencing with the dividend declared by our Board of Directors for the first quarter of fiscal 2022, for an annualized per share cash dividend rate of $4.48, which was our twenty-first consecutive annual increase in our quarterly cash dividend rate. Quarterly cash dividends are typically paid in March, June, September and December. We paid $650 million in cash dividends during the three quarters ended September 30, 2022. We currently expect that cash dividends will continue to be paid in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The declaration of dividends and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant.
Capital Structure and Resources
Credit Agreement: On July 29, 2022, we established our new $2 billion, 5-year senior unsecured 2022 Credit Facility under the 2022 Credit Agreement with a syndicate of lenders. For a description of the 2022 Credit Facility and the 2022 Credit Agreement, see Note K— Credit Arrangements in the Notes.
We were in compliance with all covenants under the 2022 Credit Agreement at September 30, 2022, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital, each as defined in the 2022 Credit Agreement, to be greater than 0.65 to 1.00. At September 30, 2022, we had no borrowings outstanding under the 2022 Credit Agreement.
Long-Term Debt: For a description of our long-term variable-rate and fixed-rate debt, see Note 13: “Debt” in the Notes to Consolidated Financial Statements in our Fiscal 2021 Form 10-K.
Short-Term Debt: Our short-term debt was $2 million at September 30, 2022 and $2 million at December 31, 2021, consisting of local borrowing by international subsidiaries for working capital needs.
Other Agreements: We have two RSAs with two separate third-party financial institutions that permit us to sell, on a non-recourse basis, up to an aggregate of $100 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSAs, which we continue to service and collect on behalf of the third-party financial institution and we account for as sales of receivables with sale proceeds included in net cash from operating activities. We did not have outstanding accounts receivable sold pursuant to the RSAs at September 30, 2022. Outstanding accounts receivable sold pursuant to the RSAs were $99.9 million at December 31, 2021, with net cash proceeds of $99.8 million.
Material Cash Requirements and Commercial Commitments
The amounts disclosed in our Fiscal 2021 Form 10-K include our material cash requirements and commercial commitments. There were no material changes during the three quarters ended September 30, 2022 in our material cash requirements from contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases or our commercial commitments, or in our contingent liabilities on outstanding surety bonds, standby letters of credit or other arrangements as disclosed in our Fiscal 2021 Form 10-K.
On October 3, 2022, we entered into a definitive agreement to acquire Viasat, Inc.’s TDL product line for a purchase price of approximately $1.96 billion, subject to customary adjustments. We plan to fund the acquisition of the TDL product line with debt financing, which may include amounts under the 2022 Credit Facility, new issuances of long or short term debt or other sources we may identify. The acquisition of the TDL product line is expected to close in the first half of 2023, subject to required regulatory approvals and clearances and other customary closing conditions, although we can give no assurances regarding the timing or occurrence of closing.
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
At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard EAC process in which we review the progress and performance on our ongoing contracts at least quarterly. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, as the contract progresses, our estimates of total transaction price may increase or decrease if, for example, we receive award fees that are higher or lower than expected. When adjustments in estimated total costs at completion or in estimated total transaction price are determined, the related impact on operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident.

EAC adjustments had the following impacts to operating income for the periods presented:

	Quarter Ended		Three Quarters Ended
(In millions)	September 30, 2022	October 1, 2021	September 30, 2022	October 1, 2021

Favorable adjustments	$108	$158	$342	$485
Unfavorable adjustments	(108)	(73)	(284)	(238)
Net operating income adjustments	$—	$85	$58	$247
In the quarter ended September 30, 2022 there was no impact to operating income from EAC adjustments. The net favorable impact to operating income from EAC adjustments in the three quarters ended September 30, 2022 reflected benefits of operational performance on programs, including additional retirement of risks and material and labor cost savings. There were no individual program impacts to operating income due to EAC adjustments in the quarter or three quarters ended September 30, 2022 or October 1, 2021 that were material to our results of operations on a consolidated or segment basis for such periods.
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
Goodwill
Goodwill as of September 30, 2022 and December 31, 2021 was $18.2 billion and $18.9 billion, respectively. We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment or when we reorganize our reporting structure such that the composition of one or more of our reporting units is affected. Events or circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business or the disposal of all or a portion of a reporting unit. We identify potential impairment by comparing the fair value of each of our reporting units with its carrying amount, including goodwill, which is adjusted for allocations of Corporate assets and liabilities as appropriate. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Precision engagement business allocation and impairment: During the quarter ended September 30, 2022, we realigned our precision engagement business from our ADG reporting unit to our Electro Optical reporting unit. In connection with the realignment, we transferred $325 million of goodwill associated with the precision engagement business to our Electro Optical reporting unit on a relative fair value basis. Immediately before and after the reassignment, we tested goodwill assigned to each reporting unit. As a result of these tests, concurrently with the preparation of our financial statements for the quarter ended September 30, 2022, we concluded that goodwill related to our ADG reporting unit was impaired immediately before the reassignment and recorded a non-cash charge of $313 million for the impairment in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Operations (Unaudited). The impairment of goodwill was due to lower sales volume in our precision engagement business, reflecting U.S. Government spending priorities with respect to precision weapons, and higher interest rates.

Broadband, Electro Optical and ADG interim tests: Indications of potential impairment of goodwill related to our Broadband, Electro Optical and ADG reporting units were present as of September 30, 2022. Consequently, in connection with the preparation of our financial statements for the quarter ended September 30, 2022, we performed interim tests of each of these reporting unit’s goodwill for impairment. We determined that goodwill related our Broadband and Electro Optical reporting units was impaired and goodwill related to our ADG reporting unit was not impaired.
Broadband and Electro Optical goodwill impairments: As a result of the interim tests of goodwill related to our Broadband and Electro Optical reporting units, we recorded $489 million of non-cash charges for the impairment of goodwill ($355 million related to Broadband and $134 million related to Electro Optical) in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Operations (Unaudited). The impairment of goodwill related to our Electro Optical reporting unit was due to persistently lower demand and associated decrease in our outlook for the precision engagement business, and rising interest rates. The impairment of goodwill related to our Broadband reporting unit was due to lower volume on legacy platforms, which also resulted in decreased in out outlook for the reporting unit, and higher interest rates.
Goodwill-related fair value estimates: Fair value determinations described above under the heading “Goodwill” in this Critical Accounting Policies MD&A were determined based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. Material changes in these estimates could occur and result in additional impairments in future periods. If the discount rate used for the impairment analysis increased by 25 basis points the total impairment would have increased by approximately $200 million.
An impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of the reporting units; changes to U.S. Government spending priorities or ability to win competitively awarded contracts; the rescission of significant contract awards as a result of competitors protesting or challenging contracts awarded to us; or an increase in interest rates without a corresponding increase in future revenue.
At-risk goodwill: Because the carrying values of our Broadband, ADG and Electro Optical reporting units equaled their fair values immediately after the non-cash impairment charges recorded during the quarter ended September 30, 2022, goodwill associated with these reporting units remains at increased risk of impairment. The carrying value of goodwill associated with our Broadband, ADG and Electro Optical reporting units was $1,540 million, $328 million and $2,197 million, respectively.
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
•The acquisition of the TDL product line cannot be guaranteed to close in the expected time frame or at all.
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
In the normal course of business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks. There were no material changes during the three quarters ended September 30, 2022 with respect to the information appearing in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of our Fiscal 2021 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of September 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of September 30, 2022 our disclosure controls and procedures were effective at the reasonable assurance level.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In fiscal 2021, 74% of our revenue was derived from fixed-price contracts which allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, including due to greater than anticipated or a sustained period of increased inflation or unexpected delays, particularly for firm fixed-price contracts because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money (or make more or less money than estimated) on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of raw materials, a significant increase in or sustained period of increased inflation, problems with our suppliers, labor market conditions and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time (which, especially in the case of sharp and significant sustained inflation, could happen quickly), and increased interest rates resulting from inflationary pressures can also impact the fair value of these contracts. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Cost overruns would adversely impact our results of operations, which are dependent on our ability to maximize our earnings from our contracts, and the potential risk would be greater if our contracts shifted toward a greater percentage of fixed-price contracts, particularly firm fixed-price contracts. In addition, changes in contract financing policy for fixed-price contracts, such as changes in performance and progress payments policies, including a reversal or modification of the U.S. Department of Defense’s March 2020 increase to the applicable progress payment rate from 80% to 90%, could significantly affect the timing of our cash flows.
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
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. However, reports show a sharp increase in inflation since late 2021. Our fixed-price contracts could subject us to losses in the event of cost overruns or such a significant increase in or a sustained period of increased inflation.

Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, cash flows and equity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
During the quarter ended September 30, 2022, we repurchased 0.7 million shares of our common stock under our share repurchase program for $171 million at an average share price of $229.60, excluding commissions of $0.02 per share. The level and timing of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors and management may deem relevant. Given the current macroeconomic environment, we will continue to evaluate the amount of shares to be repurchased under our repurchase program in fiscal 2022. We can give no assurances regarding the level and timing of share repurchases. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired.
The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended September 30, 2022:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)
Month No. 1
(July 2, 2022-July 29, 2022)
Repurchase program(1)	334,100	$227.47	334,100	$1,731
Employee transactions(2)	7,634	$233.27	—	—
Month No. 2
(July 30, 2022-August 26, 2022)
Repurchase program(1)	60,000	$232.13	60,000	$1,717
Employee transactions(2)	28,305	$239.88	—	—
Month No. 3
(August 27, 2022-September 30, 2022)
Repurchase program(1)	351,200	$231.20	351,200	$1,635
Employee transactions(2)	28,749	$231.20	—	—
Total	809,988		745,300	$1,635
_______________
* Periods represent our fiscal months.
(1) On January 28, 2021, we announced that our Board of Directors approved a $6 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of $210 million as of January 1, 2021. We repurchase shares of our common stock through open-market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of September 30, 2022, $1.6 billion (as reflected in the table above) was the approximate dollar amount of our common stock that can still be purchased under our share repurchase program, which does not have a stated expiration date. On October 21, 2022, we announced that our Board of Directors approved an additional $3.0 billion share repurchase authorization.
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
Sales of Unregistered Equity Securities
During the third quarter of fiscal 2022, we did not issue or sell any unregistered equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:
(3)(a) Restated Certificate of Incorporation of L3Harris Technologies, Inc. (1995), as amended, incorporated herein by reference to Exhibit 3(a) to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on July 29, 2022. (Commission File Number 1-3863)
(3)(b) Amended and Restated By-Laws of L3Harris Technologies, Inc., as amended., incorporated herein by reference to Exhibit 3(b) to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on July 29, 2022. (Commission File Number 1-3863)
(10.1) Revolving Credit Agreement, dated as of July 29, 2022, by and among L3Harris Technologies, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on August 4, 2022. (Commission File Number 1-3863)
(15)    Letter Regarding Unaudited Interim Financial Information.
(31.1)    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)    Section 1350 Certification of Chief Executive Officer.
(32.2)    Section 1350 Certification of Chief Financial Officer.
(101) The financial information from L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive (Loss)Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.
(104) Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: October 31, 2022	By:	/s/ MICHELLE L. TURNER
Michelle L. Turner
Senior Vice President and Chief Financial Officer (Principal Financial Officer)