Form 10-K
period 2022-12-30
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2023-02-24
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant at July 1, 2022 was $46,385,211,550 (based on the quoted closing sale price per share of the stock on the New York Stock Exchange). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of July 1, 2022 are affiliates.
The number of shares outstanding of the registrant’s common stock as of February 17, 2023 was 190,089,405.
Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders scheduled to be held on April 21, 2023, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 30, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

L3HARRIS TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 30, 2022
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
L3HARRIS
General
L3Harris Technologies, Inc. is a Trusted Disruptor for the aerospace and defense industry. With customers’ mission-critical needs in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products and services have defense and civil government applications, as well as commercial applications.
Our fiscal year ends on the Friday nearest December 31. Each of our fiscal years ended December 30, 2022 (“fiscal 2022”), December 31, 2021 (“fiscal 2021”) and January 1, 2021 (“fiscal 2020”) included 52 weeks. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “L3Harris” as used in this Report mean the combined company L3Harris Technologies, Inc. and its subsidiaries.
We structure our operations primarily around the products, systems and services we sell and the markets we serve, and we report the financial results of our continuing operations in three operating segments: Integrated Mission Systems (“IMS”); Space & Airborne Systems (“SAS”); and Communication Systems (“CS”). Our operating segments are also our reportable segments and are referred to as our business segments. See Note 24: Business Segments in the Notes to Consolidated Financial Statements in this Report (the “Notes”) for further information regarding our business segments, including how we define segment operating income or loss.
Effective January 1, 2022, we streamlined our business segments from four business segments to three business segments. As a result of the segment reorganization, the Aviation Systems segment was eliminated as a business segment and the ongoing operations that had been part of the Aviation Systems segment were integrated into the remaining segments. Defense aviation, commercial aviation products and commercial pilot training
_____________________________________________________________________

operations were moved into the Integrated Mission Systems segment; and mission networks for air traffic management operations were moved into the Space & Airborne Systems segment.
Acquisition of Viasat, Inc’s Tactical Data Links (“TDL”) Product Line
On October 3, 2022, we entered into a definitive agreement to acquire the TDL product line for a purchase price of approximately $1.96 billion, subject to customary adjustments. The acquisition was completed on January 3, 2023. This acquisition will enhance our networking capability and provide immediate access to the ubiquitous Link 16 waveform, better positioning us to enable the integrated architecture goal of the U.S. Department of Defense (“DoD”) in joint all-domain command and control (“JADC2”). The TDL product line will be reported within our CS segment in fiscal 2023. See Note 3: Acquisitions and Note 26: Subsequent Events in the Notes for further information.
Pending Acquisition of Aerojet Rocketdyne Holdings, Inc. (“AJRD”)
On December 17, 2022, we entered into a definitive agreement to acquire AJRD in an all-cash transaction of approximately $4.7 billion. AJRD is a provider of propulsion systems and energetics for tactical and strategic missiles, missile defense systems and hypersonic applications. AJRD also provides liquid-fuel engines and the propulsion and power systems for in-space crew and cargo transports. Upon closure of the acquisition, we anticipate creating a new business segment. The acquisition is expected to close in fiscal 2023, pending required regulatory approvals and clearances and other customary closing conditions. See “Item 1A - Risk Factors” in this Report for a discussion of risks related to the acquisition. Also, see Note 3: Acquisitions in the Notes for further information.
Description of Business by Segment
Our business segments provide a wide-range of products, systems and services to various customers and are described below. For financial information with respect to our business segments, including revenue, operating income and total assets, and with respect to our operations outside the United States, see Note 24: Business Segments in the Notes, and for additional information with respect to our business segments, see “Discussion of Business Segment Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. For a discussion of certain risks affecting our business segments, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Integrated Mission Systems
IMS is a leading developer and integrator of mission systems in the air, land and sea domains. We provide top tier capabilities in the design, development, integration, production and sustainment of intelligence, surveillance and reconnaissance (“ISR”), integrated maritime communications systems and electro optical sensors for U.S. and allied military, civil government and commercial customers in our five business sectors:
ISR: We develop, integrate and maintain multi-mission ISR, signals intelligence and communication systems, including fleet management support services, sensor development, modifications and periodic depot maintenance for ISR and airborne missions. Significant customers include DoD and classified customers within the U.S. Government, U.K. Ministry of Defence, Royal Australian Air Force and other select foreign military services. For example, we provide premier signals intelligence and electronic warfare capability for the U.S. Air Force (“USAF”) Rivet Joint and Compass Call programs.
Maritime: We develop, integrate, manufacture and sustain mission systems in the maritime domain, specializing in integrated command, control, computers, communications, cyber, intelligence, surveillance and reconnaissance systems (“C5ISR”), bridge control, operational security solutions, signals intelligence and multi-intelligence platforms; ship and submarine-sensors; autonomous, unmanned surface and undersea solutions; power and platform control systems and other electronic and electrical products and systems. Significant customers include the U.S. Navy (“USN”), the U.S. Coast Guard, allied navies and other defense users.
Electro Optical: We design and manufacture advanced electro-optical and infrared (“EO/IR”) sensors and surveillance and targeting systems and provide modernization and life extension maintenance upgrade and support services across all domains; Space communications and launch vehicle avionics; and military Global Positioning System (“GPS”) user equipment and fuzing and ordnance systems. Significant customers include the U.S. Army, the USAF, USN, National Aeronautics and Space Administration, Canadian Department of National Defense, commercial space companies and more than 80 foreign militaries. For example, our Wescam system provides the MX and CMX family of turreted EO/IR solutions to airborne, maritime and ground domains for both commercial and military users around the globe.
_____________________________________________________________________

Commercial Aviation Solutions: We design and manufacture advanced avionics for commercial, unmanned and military applications. We develop, install and maintain flight simulators and training systems that are customized to commercial aircraft. We also provide commercial pilot training services, including airline training for licensed pilots, academy programs for new cadets and flight school training for pilots. Significant customers include commercial airlines, aircraft manufacturers and foreign military agencies.
Agile Development Group (“ADG”): ADG is an innovation accelerator and collaboration initiative established to rapidly address near-peer, national security threats. ADG is focused on advanced, front-end and rapid capability development, including advanced sensors, mission systems, unmanned systems and weapons systems, which align with customers’ critical needs and where the Company has existing differentiated technologies.
Additional information regarding the composition of IMS revenue of $6.9 billion for fiscal 2022 is as follows:
“U.S. Government Revenue” includes foreign military sales funded through the U.S. Government, whether directly or through prime contractors. “International Revenue” refers to product and service revenue for which the end consumer is located outside the U.S.
For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Space & Airborne Systems
SAS is a leading provider of full mission solutions as a prime and subsystem integrator in the space, airborne and cyber domains. We provide top tier capabilities in the design, development, integration, production and sustainment of major weapons systems for national security, civil government, commercial and international customers in our five business sectors:
Space Systems: We provide end-to-end space and ground-based solutions in support of intelligence, GPS, space exploration, weather and missile defense missions. We are a prime contractor on complete satellite systems, providing advanced payloads and integrated ground systems. Our products, systems and services primarily support the U.S. Space Force, the USAF, the U.S. Intelligence Community, U.S. civil agencies and other national security space prime customers. For example, we are the prime contractor on Space Development Agency (“SDA”) Tracking layer Tranche 0 and 1, building a constellation of space vehicles to provide persistent global missile warning and tracking to national defense authorities.
Intel & Cyber: We provide situational awareness, advanced wireless and cyber solutions for classified intelligence and defense customers.
Mission Avionics: We provide military airborne mission system processing computers, avionics systems and displays, hardened electronics, weapons release systems, data links and antennas supporting fixed wing and rotary platforms, including F-35, F/A-18 and C-130.
Electronic Warfare: We provide full suite electronic warfare capabilities including multi-spectral situational awareness, threat warning and countermeasures capabilities for airborne and maritime platforms, including F/A-18, F-16, and B-52.
Mission Networks: We provide mission-critical infrastructure communications and networking solutions for air traffic management for the U.S. Federal Aviation Administration and international airspace national service providers.
Additional information regarding the composition of SAS revenue of $6.1 billion for fiscal 2022 is as follows:
_____________________________________________________________________

For a discussion of certain risks affecting this segment, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Principal Customers; Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Communication Systems
CS is focused on enabling warfighters in the multi-domain environment with the resources, capabilities and agility to support today’s mission and innovate solutions for the future. We are a leading provider of communications solutions for DoD, international customers, Federal and state agencies and commercial customers in our five business sectors:
Tactical Communications: We provide tactical radios to the U.S. Army, the USAF, the U.S. Marine Corps, the USN, the U.S. Special Operations Command and international defense customers, including developing and manufacturing software-defined radios for key DoD network modernization programs and satellite communication (“SATCOM”) terminals and battlefield management networks for U.S. and international defense customers. For example, we are providing Handheld, Manpack and Small Form-Fit radios to the U.S. Army.
We operate in this market principally on a commercial market-driven business model.
Broadband Communications: We provide resilient and trusted mission critical networks across all domains, providing connectivity and interoperability to support ISR, tactical operations, networking and electronic attack under any operational scenario in the world.
Integrated Visions Solutions: We design, manufacture and sustain a full suite of helmet-mounted integrated night vision goggles and heads up displays along with Clip-on Weapon Sights and weapon-mounted aiming lasers and range finders.
Public Safety: We provide state-of-art Long-Term Evolution solutions and Land Mobile Radios as well as mission critical systems applications and equipment for Federal, state and local government police and fire first responders, as well as providing integrated professional communications and system solutions for utilities, transit agencies and commercial customers.
Additional information regarding the composition of CS revenue of $4.2 billion for fiscal 2022 is as follows:
For a discussion of certain risks affecting this segment, including risks relating to our supply chain disruptions, see “Item 1. Business - Materials, Suppliers and Seasonality” and “Item 1A. Risk Factors” of this Report.
International Business
Revenue from products and services where the end consumer is located outside the U.S., including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was $3.9 billion (23% of our revenue), $3.9 billion (22% of our revenue) and $3.7 billion (20% of our revenue), in fiscal 2022, 2021
_____________________________________________________________________

and 2020, respectively. Direct export sales are primarily denominated in U.S. Dollars, whereas sales from foreign subsidiaries are generally denominated in the local currency of the subsidiary. For financial information regarding our domestic and international operations, including long-lived assets, see Note 24: Business Segments in the Notes.
The majority of our international marketing activities are conducted through subsidiaries that operate in the Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”) regions and Canada. We also have established international marketing organizations and several regional sales offices. For further information regarding our international subsidiaries, see Exhibit 21 of this Report.
International revenue for fiscal 2022 came from a large number of countries, and no single foreign country accounted for more than 5% of our total revenue. Some of our exports are paid for by letters of credit, with the balance carried on an open account. Advance payments, progress payments or other similar payments received prior to or upon shipment often cover most of the related costs incurred. Significant foreign government contracts generally require us to provide performance guarantees. In order to remain competitive in international markets, we also enter into offset agreements or recourse or vendor financing arrangements to facilitate sales to certain customers.
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
Competitive Conditions and Trends in Market Demand
We operate in highly competitive markets that are sensitive to technological advances. Some of our competitors in each of our markets are larger than we are and can maintain higher levels of expenditures for research and development (“R&D”). In each of our markets, we concentrate on the opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors in these markets are product and systems quality and reliability; technological capabilities, including reliable, resilient and innovative cyber capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; the effectiveness of third-party sales channels in international markets; and cost-effectiveness. We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs. We compete domestically and internationally against large aerospace and defense companies; principally BAE Systems, Boeing, General Dynamics, Lockheed Martin, Northrop Grumman, Raytheon Technologies and Thales; and, increasingly, non-traditional defense contractors.
For further discussion of trends in market demand, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
Principal Customers; Government Contracts
The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 74%, 75% and 78% in fiscal 2022, 2021 and 2020, respectively. No other customer accounted for more than 5% of our revenue in fiscal 2022. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business by Segment” of this Report. Our U.S. Government sales are predominantly derived from contracts with departments and agencies of, and prime contractors to, the U.S. Government. Most of the sales in our SAS and IMS segments are made directly or indirectly to the U.S. Government under contracts or subcontracts containing standard government contract clauses providing for redetermination of profits, if applicable, and for termination for the convenience of the U.S. Government or for default based on performance.
Our U.S. Government contracts and subcontracts include both cost-reimbursable and fixed-price contracts. Government-wide Acquisition Contracts (“GWACs”) and multi-vendor indefinite delivery-indefinite quantity (“IDIQ”)
_____________________________________________________________________

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
Our U.S. Government fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under our U.S. Government firm fixed-price contracts, we agree to perform a specific scope of work or sell a specific product for a fixed price and, as a result, benefit from cost savings and carry the burden of cost overruns. Under our U.S. Government fixed-price incentive contracts, we share with the U.S. Government both savings accrued for performance at less than target cost as well as costs incurred in excess of target cost up to a negotiated ceiling price, which is higher than the target cost, but carry the entire burden of costs exceeding the negotiated ceiling price. Accordingly, under such incentive contracts, profit may also be adjusted up or down depending on whether specified performance objectives are met. Under our U.S. Government firm fixed-price and fixed-price incentive contracts, we generally receive from the U.S. Government either milestone payments totaling 100% of the contract price or monthly progress payments in amounts equaling 80% of costs incurred under the contract. The remaining amounts, including profits or incentive fees, are billed upon delivery and final acceptance of end items and deliverables under the contract. Our production contracts are mainly fixed-price contracts and development contracts are generally cost-reimbursable contracts.
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
From time to time, we may begin performance of a U.S. Government contract under an undefinitized contract action with a not-to-exceed price before the terms, specifications or price are finally agreed to between the parties. In these arrangements, the U.S. Government has the ability to unilaterally definitize the contract if a mutual agreement regarding terms, specifications and price cannot be reached.
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
For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors”, “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
_____________________________________________________________________

Backlog
Company-wide total backlog was $22.3 billion at December 30, 2022, of which $16.2 billion was funded backlog, compared with $21.1 billion at December 31, 2021, of which $15.2 billion was funded backlog. We expect to recognize approximately 55% of the revenue associated with Company-wide total backlog by the end of 2023 and approximately 75% of the revenue associated with Company-wide total backlog by the end of 2024, with the remainder to be recognized thereafter. However, we can give no assurance of such fulfillment or that our backlog will become revenue in any particular period, if at all. Backlog is subject to delivery delays and program cancellations, which are beyond our control.
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
Research and Development
Company-sponsored R&D costs, which include R&D for commercial products and services and independent R&D related to government products and services, were $603 million, $692 million and $684 million in fiscal 2022, 2021 and 2020, respectively. A portion of our independent R&D costs are allocated among contracts and programs in process under U.S. Government contractual arrangements. Company-sponsored R&D costs not otherwise allocable are charged to expense when incurred. Company-sponsored research is directed to the development of new products and services and to building technological capability in various markets.
Customer-sponsored R&D costs are incurred pursuant to contractual arrangements, principally U.S. Government-sponsored contracts requiring us to provide a product or service meeting certain defined performance or other specifications (such as designs). This research helps strengthen and broaden our technical capabilities. Customer-sponsored research costs are accounted for principally by the percentage-of-completion cost-to-cost method and included in our revenue and cost of product sales and services. See Note 1: Significant Accounting Policies in the Notes for further information on the cost-to-cost percentage-of-completion method of revenue recognition.
Patents and Other Intellectual Property
We consider our patents and other intellectual property, in the aggregate, to constitute an important asset. We own a large portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property, including reliable, resilient and innovative cyber capabilities, and we routinely apply for new patents, trademarks and copyrights. We also license intellectual property to and from third parties. As of December 30, 2022, we held approximately 2,300 U.S. patents and 1,800 foreign patents, and had approximately 300 U.S. patent applications pending and 300 foreign patent applications pending. Unpatented research, development and engineering skills also make an important contribution to our business. Although our intellectual property rights in the aggregate are important to our business and the operations of our business segments, we do not consider our business or any business segment to be materially dependent on any single patent, license or other intellectual property right, or any group of related patents, licenses or other intellectual property rights. We are engaged in a proactive patent licensing program and have entered into a number of licenses and cross-license agreements, some of which generate royalty income. Although existing license agreements have generated income in past years and may do so in the future, there can be no assurances we will enter into additional income-producing license agreements. From time to time, we engage in litigation to protect our patents and other intellectual property. Any of our patents, trade secrets, trademarks, copyrights and other proprietary rights could be challenged, invalidated or circumvented, or may not provide competitive advantages. For further discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Report. With regard to certain patents, the U.S. Government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may
_____________________________________________________________________

consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be a valuable asset.
Government Regulations
Our company is subject to various Federal, state, local and international laws and regulations relating to the development, manufacturing, sale and distribution of our products and services, and it is our policy to comply with the applicable laws in each jurisdiction in which we conduct business. Regulations include, but are not limited to, those related to import and export controls, corruption, bribery, the protection of the environment, government procurement, wireless communications, competition, product safety, workplace health and safety, employment, labor and data privacy. The following describes significant regulations that may impact our businesses. For further discussion of risks relating to government regulations, see “Item 1A. Risk Factors” of this Report.
Import/Export Regulations. We sell products and solutions to customers all over the world and are required to comply with U.S. export control regulations, including the International Traffic in Arms Regulations (“ITAR”) and the U.S. Export Administration Regulations, and economic and trade sanctions programs limiting or banning sales into certain countries. Countries outside of the U.S. have implemented similar controls and sanction regulations. Together, these controls and regulations may impose licensing requirements on exports of certain technology and software from the U.S. and may impact our ability to transact business in certain countries or with certain customers. We have developed compliance programs and training to prevent violations of these programs and regulations, and we regularly monitor changes in the law and regulations and create strategies to deal with changes. Changes in the law may restrict or further restrict our ability to sell products and solutions.
Anti-Corruption Regulations. Because we have significant international operations, we must comply with complex regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”), the U.K. Bribery Act and other local laws prohibiting corrupt payments to governmental officials and anti-competition regulations. We have compliance policies, programs and training to prevent non-compliance with such anti-corruption regulations in the U.S. and outside the U.S. We monitor pending and proposed legislation and regulatory changes that may impact our business and develop strategies to address the changes and incorporate them into existing compliance programs.
Environmental. Our operations are subject to and affected by U.S. Federal, state, local and foreign laws and regulations regarding discharge of materials into the environment or otherwise relating to the protection of the environment. We have previously announced our environmental sustainability goals: to reduce greenhouse gas (“GHG”) emissions by 30% and water usage by 20% from 2019 levels and achieve a 75% solid waste diversion rate (away from landfills) by 2026. We are investing in renewable energy, including entering into a virtual power purchase agreement, and other solutions to achieve our GHG emission reduction target and our other environmental sustainability goals. In 2022, we measured our performance against these goals and exceeded our GHG emissions target, met our water use reduction target and are progressing forward in regards to our solid waste diversion rate from landfill. Additional information is provided in our Sustainability Report which can be found on our Company website, and is not incorporated by reference into this Report.
We have incurred, and based on currently available information, we expect to continue to incur capital and operating costs to comply with existing and pending environmental laws and regulations. See “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report and Note 1: Significant Accounting Policies and Note 25: Legal Proceedings and Contingencies in the Notes.
_____________________________________________________________________

Materials, Suppliers and Seasonality
Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of materials, such as electronic components, printed circuit boards, metals and plastics needed for our operations and for our products. We are dependent on suppliers and subcontractors for a large number of components and subsystems and the ability of our suppliers and subcontractors to adhere to customer or regulatory materials restrictions and to meet performance and quality specifications and delivery schedules. In some instances, we are dependent on one or a few sources, either because of the specialized nature of a particular item or because of local content preference requirements pursuant to which we operate on a given project. In addition, in connection with our U.S. Government contracts, we are required to procure certain materials, components and parts, including microelectronics components, from supply sources approved by the U.S. Government, which may limit the suppliers and subcontractors we may utilize. Although we have been affected by financial and performance issues of some of our suppliers and subcontractors, other than in our CS segment, we have not been materially adversely affected by the inability to obtain materials or products. On occasion, we have experienced component shortages from vendors as a result of pandemics, natural disasters, or the shifting regulatory landscape. These events or regulations may cause a spike in demand for certain electronic components, such as lead-free components, resulting in industry-wide supply chain disruptions.
Revenue and operating income have been, and we expect will continue to be, adversely impacted by supply chain disruptions, primarily in our CS segment. While our product demand remains strong, we can give no assurances and the ultimate extent of the supply chain disruptions to our CS segment remains uncertain. For further discussion of risks relating to subcontractors and suppliers, see “Item 1A. Risk Factors” of this Report.
We do not consider any material portion of our business to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of contract awards and the timing and availability of U.S. Government funding, as well as the timing of product deliveries and customer acceptance.
Human Capital
As a global aerospace and defense technology company, our performance is dependent on our highly educated and skilled workforce for our success. Attracting, developing, motivating and retaining highly skilled employees, particularly those with technical, engineering and science backgrounds and experience, is a critical factor in our ability to execute our strategic priorities. We use human capital measures to set goals and monitor performance in several areas, including employee health and safety; talent acquisition, development and retention; and diversity, equity and inclusion.
Workforce Demographics. We had approximately 46,000 employees at December 30, 2022, including approximately 20,000 engineers and scientists. Approximately 88% of our employees are located in the U.S. and a significant number of our employees possess a U.S. Government security clearance. As of December 30, 2022, approximately 2,500, or 6%, of our U.S. employees were covered by various collective bargaining agreements, which we expect will be renegotiated as they expire, as we historically have done without significant disruption to operating activities.
Health and Safety. We strive to maintain a safe work environment for all employees and eliminate workplace incidents, risks and hazards. We review and monitor our performance closely to reduce Occupational Safety and Health Administration reportable incidents. For fiscal 2022, our total recordable injury rate declined by 17% and lost day injury rate declined by 18%, compared with the previous year, while numerous locations across L3Harris reached one year or more without a recordable injury.
Talent Acquisition, Development and Retention. Our talent acquisition, development and retention strategy is focused on attracting the best talent and recognizing and rewarding performance while continually developing, engaging and retaining high-performing employees. We strive to attract employees in all stages of their careers. In addition to hiring approximately 7,500 new employees, L3Harris was recognized with nearly 15 employer awards or recognitions from external organizations in fiscal 2022. Our development philosophy centers around creating broad experiences, setting “SMART” (specific, measurable, achievable, realistic, and timely) performance goals and offering continuous feedback and learning opportunities. We provide formal and informal development aligned with individual learning styles including: self-directed personal and professional development through e-learning, books and videos; professional certification support; leadership development programs developed in partnership with leading universities; rotational development programs; and on-the-job learning. Annually and quarterly, we assign learning content that supports our “e3” operating system (excellence, everywhere, everyday), Code of Conduct, ethical standards, compliance with laws applicable to our business and responsibility for safety and environmental goals. We offer competitive salaries and comprehensive benefit packages, including health care, retirement planning and employer retirement contributions, educational assistance, child and elder back-up care, paid parental leave
_____________________________________________________________________

and a discretionary paid time off program. In addition, our Ramp program is designed to support employees in transition, including those returning to work from parental leave or preparing for retirement. Finally, we have established a comprehensive listening strategy to help us better understand the employee experience through the use of multiple surveys over the course of the employee lifecycle. We use this feedback, in conjunction with external benchmarking and research, to identify areas in which we can enhance the employee experience and ensure every person feels engaged and motivated to do their best work.
Diversity, Equity and Inclusion. We believe that our future success depends on our ability to continue to innovate and develop new solutions to solve our customers’ most critical challenges, and that diversity of thought, experience, perspective and background drives innovation. We have established two clear goals: half of our workforce will be women and at least a third will be people of color. We are investing in an inclusive, equitable and diverse workforce by supporting a variety of science, technology, engineering and mathematics initiatives. We also have an established diversity council, co-chaired by our CEO and comprised of employee resource group leadership and executives from across the Company, to evaluate and influence the strategies, policies and steps we take to advance diversity, equity and inclusion. We offer nine employee resource groups that bring together employees from diverse backgrounds and foster networking, professional development and community outreach opportunities. We also further build inclusive behaviors and culture through ongoing learning throughout the year, encouraging conversation and action through initiatives like our annual “Day of Understanding” event, “Six Signature Traits for Inclusive Leadership” training and our inaugural virtual “Inclusion Conference.” Finally, we believe that celebrating inclusivity, equity and our unique and diverse backgrounds and experiences makes us stronger, demonstrated by our various listening and communications strategies that celebrate the unique storytelling and voices of employees, such as our “I am L3Harris” series. Through the above and other efforts, we have improved the diversity of our workforce and we continue to work toward our long-term goals.
The table below provides the makeup of our workforce in fiscal 2022:

	Overall	Executive
Persons of color(1)	28%	20%
Female population(1)	25%	36%
Veterans(1)	17%	17%
Persons with disabilities(1)	9%	8%
Generational breakout(2):
Boomers (1945-1964)	23%	25%
Generation X (1965-1980)	35%	58%
Millennials (1981-1996)	35%	17%
Generation Z (after 1996)	7%	—%
_______________
(1) Based on employee self-identification
(2) Age ranges align with Pew Research Center definitions.

Additional information regarding our human capital strategy is available in our Diversity, Equity and Inclusion Annual Report that can be found on our company website. Information on our website, including our Diversity, Equity and Inclusion Annual Report, is not incorporated by reference into this Report.
Website Access to L3Harris Reports; Available Information
General. We maintain an Internet website at https://www.l3harris.com. We file annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to such reports, with the U.S. Securities and Exchange Commission (“SEC”). These filings are available, free of charge, on our website as soon as reasonably practicable after these reports are electronically filed with or furnished to the SEC. We also will provide the reports in electronic or paper form, free of charge, upon request to our Secretary at L3Harris Technologies, Inc., 1025 West NASA Boulevard, Melbourne, Florida 32919. We also make available on our website, free of charge, our annual report to shareholders and proxy statement. Our website and the information posted thereon are not incorporated into this Report or any current or other periodic report that we file with or furnish to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at https://www.sec.gov, and reports we file with or furnish to the SEC are available free of charge at this internet site.
Additional information relating to our business, including our business segments, is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
_____________________________________________________________________

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
Certifications. We have filed with the SEC the certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Report. In addition, an annual CEO certification was submitted by our Chief Executive Officer to the New York Stock Exchange (“NYSE”) in May 2022 in accordance with the NYSE’s listing standards, which included a certification that he was not aware of any violation by L3Harris of the NYSE’s corporate governance listing standards.

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
Macroeconomic, Industry and Governmental Risks
We depend on U.S. Government customers for a significant portion of our revenue, and a reduction in U.S. Government funding or a change in U.S. Government spending priorities could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
We are highly dependent on sales to U.S. Government customers, primarily defense-related programs with the DoD and a broad range of programs with the U.S. Intelligence Community and other U.S. Government departments and agencies. The percentage of our revenue derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, both directly and through prime contractors, was 74% in fiscal 2022. Therefore, a reduction in U.S. Government funding or a change in U.S. Government spending priorities (in particular, related to the DoD) would significantly reduce our revenue and have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
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
Our U.S. Government programs must compete with programs managed by other government contractors and with other policy imperatives for consideration for limited resources and for uncertain levels of funding during the budget and appropriations process. Budget and appropriations decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. U.S. Government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors, including sequestration (automatic, across-the-board U.S. Government budgetary spending cuts) and potential alternative funding arrangements. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending on an absolute or inflation-adjusted basis, could have material adverse consequences on our current or future business. For example, in fiscal 2022, there was a decline in
_____________________________________________________________________

demand for fuzing and ordnance systems aligned with DoD budget priorities, which was the driver for charges for impairment of goodwill in our IMS segment. Any inability of the U.S. Government to complete its budget process for any U.S. Government fiscal year (“GFY”), and consequently having to operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution” or shut down, also could have material adverse consequences on our current or future business. For more information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Key Developments - U.S. and International Budget Environment” of this Report.
Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts. In particular, our fixed-price contracts could subject us to losses in the event of cost overruns or a significant increase in or sustained period of increased inflation.
We generate revenue through various fixed-price, cost-plus and time-and-material contracts. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business - Principal Customers; Government Contracts” of this Report. For a description of our revenue recognition policies, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Estimates - Revenue Recognition” of this Report.
In fiscal 2022, 73% of our revenue was derived from fixed-price contracts which allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, including due to greater than anticipated or a sustained period of increased inflation or unexpected delays, particularly for firm fixed-price contracts because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money (or make more or less money than estimated) on these contracts. U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of materials, a significant increase in or a sustained period of increased inflation, problems with our suppliers, labor market conditions and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over time (which, especially in the case of sharp and significant sustained inflation, could happen quickly and have long lasting impact), and increased interest rates resulting from inflationary pressures can also impact the fair value of these contracts. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Cost overruns would adversely impact our results of operations, which are dependent on our ability to maximize our earnings from our contracts, and the potential risk would be greater if our contracts shifted toward a greater percentage of fixed-price contracts, particularly firm fixed-price contracts.
In fiscal 2022, 27% of our revenue was derived from cost-plus and time-and-material contracts, substantially all of which are with U.S. Government customers. For a cost-plus contract, we are paid our allowable incurred costs plus a profit, which can be fixed or variable depending on the contract’s fee arrangement up to predetermined funding levels established by our customers. For a time-and-material contract, we are paid on the basis of direct labor hours expended at specified fixed-price hourly rates (which include wages, overhead, allowable general and administrative expenses and profit) and materials at cost. Therefore, on cost-plus and time-and-material type contracts, we do not bear the risks of unexpected cost overruns, provided that we do not incur costs that exceed the predetermined funded amounts.
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
_____________________________________________________________________

We depend significantly on U.S. Government contracts, which often are only partially funded, subject to immediate termination and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
A U.S. Government program may be implemented by the award of many different individual contracts and subcontracts over its lifetime, and its funding is subject to Congressional appropriations, which have been affected by larger U.S. Government budgetary issues and related legislation in recent years. Although multi-year contracts may be authorized and appropriated in connection with major procurements, Congress generally appropriates funds on a GFY basis. Procurement funds are typically made available for obligation over the course of one to three years. Consequently, programs often initially receive only partial funding, and additional funds are obligated only as Congress authorizes further appropriations. We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased or reduced as part of the annual appropriations process ultimately approved by Congress and the President or in separate supplemental appropriations or continuing resolutions, as applicable. The termination of funding for a U.S. Government program would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of a program or the failure to commit additional funds to a program that already has been started could result in lost revenue and increase our overall costs of doing business.
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
Failure to comply with applicable regulations and requirements could lead to fines, penalties, repayments or compensatory or treble damages, or suspension or debarment from U.S. Government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws and regulations, including those related to procurement integrity, export control (including ITAR), U.S. Government security, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. Government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. Government contracts.
_____________________________________________________________________

The U.S. Government’s budget deficit and the national debt, as well as a breach of the debt ceiling, could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the defense spending priorities of the U.S. Government. The U.S. Government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, results of operations, cash flows and equity in a number of ways, including the following:
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
Furthermore, in 2023, Congress will again have to contend with the legal limit on U.S. debt, commonly known as the debt ceiling. The current statutory limit was reached in January 2023, requiring “extraordinary measures” to continue normally financing U.S. government obligations while avoiding breaching the debt ceiling. However, it is expected the U.S. Government will exhaust these measures by June 2023. If the debt ceiling is not raised, the U.S. Government may not be able to fulfill its funding obligations and there could be significant disruption to all discretionary programs and corresponding impacts on us and the rest of the defense industry.
We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures.
We participate in U.S. and international markets that are subject to uncertain economic conditions. In particular, U.S. Federal, state and local government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors. In addition, certain of our non-U.S. customers, including in the Middle East and other oil or natural gas-producing countries, could be adversely affected by weakness or volatility in oil or natural gas prices, or negative expectations about future prices or volatility, which could adversely affect demand for our products, systems, services or technologies. As a result of that uncertainty, it is difficult to develop accurate estimates of the level of growth in the markets we serve. Because those estimates underpin all components of our budgeting and forecasting, our estimates or guidance for future revenue, income and expenditures may be inaccurate, and we may make significant investments and expenditures but never realize the anticipated benefits.
We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability.
Ongoing instability and current conflicts in global markets, including in the Ukraine and Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geo-political events throughout the world, including new or increased tariffs and potential trade wars, have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations and profitability. These types of matters cause uncertainty in financial and insurance markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate. If credit in financial markets outside of the U.S. remains tight, it could adversely affect the ability of our international customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products and services or impact the ability of our customers to make payments. These matters also may cause us to experience increased costs, such as for insurance coverage and performance bonds (or for them to be unavailable altogether), as well as difficulty with future borrowings under our commercial paper program or credit facilities or in the debt markets or otherwise with financing our operating, investing or financing activities, including financing of acquisitions.
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
_____________________________________________________________________

level of seriousness, could result in debarment from contracting with the U.S. Government for a specific term, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally.
We are dependent on sales to customers outside the U.S. The percentage of our total revenue represented by revenue from products and services where the end consumer is located outside the U.S., including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 23%, 22% and 20% in fiscal 2022, 2021 and 2020, respectively. In fiscal 2022, 43% of our international business was transacted in local currency. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is from, and a significant portion of our business activity is being conducted with or in, less-developed countries and sometimes countries with unstable governments, or in areas of military conflict or at military installations. Other risks of doing business internationally include:
•Laws, regulations and policies of foreign governments relating to investments and operations;
•Unforeseen changes in export controls and other trade regulations;
•Changes in regulatory requirements, including business or operating license requirements, currency exchange controls or embargoes;
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
•Fluctuations of currency, currency revaluations, difficulties with repatriating cash generated or held abroad in a tax-efficient manner and changes in tax laws;
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
Business and Operational Risks
Disputes with our subcontractors or key suppliers, or their inability to perform or timely deliver our components, parts or services, could cause our products and or services to be produced or delivered in an untimely or unsatisfactory manner.
We engage subcontractors on many of our contracts and from time to time may have disputes with them, including regarding the quality and timeliness of work performed by them, customer concerns about the subcontract or subcontractor, our failure to extend existing task orders or issue new task orders under a subcontract, our hiring of the personnel of a subcontractor or vice versa or the subcontractor’s failure to comply with applicable law. In addition, there are certain parts, components and services for many of our products and services that we source from other manufacturers or vendors. Some of our suppliers, from time to time, experience financial and operational difficulties, which may impact their ability to supply the materials, components, subsystems and services that we require, and an increased number of contracts where we act as a prime contractor increase our exposure to supplier difficulties. Tariffs imposed on certain materials and other trade issues may create or exacerbate existing materials shortages and may result in further supplier business closures. Our supply chain could also be disrupted by external events, such as natural disasters (including those as a result of climate change) or other significant disruptions (including extreme weather conditions, epidemics, pandemics, acts of terrorism, cyber-attacks and labor disputes), governmental actions and legislative or regulatory changes, including product certification or stewardship requirements, sourcing restrictions, product authenticity and climate change or GHG emission standards, or availability constraints from increased demand from customers. For example, in fiscal 2022, revenue, operating
_____________________________________________________________________

income and orders in our CS segment have been, and we expect will continue to be, adversely impacted by supply chain disruptions. These or any further political or governmental developments or health concerns in countries in which we operate could result in social, economic and labor instability. Any inability to develop alternative sources of supply on a cost-effective and timely basis could materially impair our ability to manufacture and deliver products and services to our customers. Complying with U.S. Government contracting regulations that limit the source or manufacture of suppliers and impose stringent cybersecurity regulations also may create challenges for our supply chain and increase costs. We may experience disputes with our subcontractors; material supply disruptions or problems, including shortages of components, commodities or other materials; or component, subsystems or services problems in the future. Also, our subcontractors and other suppliers may not be able to acquire or maintain the quality of the materials, components, subsystems and services they supply, which might result in greater product returns, service problems and warranty claims and could harm our business, financial condition, results of operations, cash flows and equity. In addition, in connection with our government contracts, we are required to procure certain materials, components and parts, including certain microelectronics components, from supply sources approved by the U.S. Government and we rely on our subcontractors and suppliers to comply with applicable laws, regulations and other requirements regarding procurement of counterfeit, unauthorized or otherwise non-compliant parts or materials, including parts or materials they supply to us, and in some circumstances, we rely on their certifications as to their compliance. From time to time, there are components for which there may be only one supplier, which may be unable to meet our needs. Each of these subcontractor and supplier risks could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
We must attract and retain key employees, and any failure to do so could seriously harm us.
Our future success depends to a significant degree upon the continued contributions of our management and our ability to attract and retain highly qualified management and technical personnel, including engineers and employees who have U.S. Government security clearances, particularly clearances of top-secret and above. To the extent that the demand for qualified personnel exceeds supply, as has been the case from time to time in recent years and has recently intensified further due to industry trends, we could experience higher labor, recruiting or training costs in order to attract and retain such employees, or we could experience difficulties in performing under our contracts if our needs for such employees were unmet. Failure to attract and retain such personnel would damage our future prospects and could adversely affect our ability to succeed in our human capital goals and priorities, as well as negatively impact our business and operating results.
We could be negatively impacted by a security breach, through cyber-attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our Information Technology (“IT”) networks and related systems or of those we operate for certain of our customers.
We face the risk of a security breach, whether through cyber-attack, cyber intrusion or insider threat via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or with access to systems inside our organization, subcontractors or suppliers, threats to the physical security of our facilities and employees or other significant disruption of our IT networks and related systems or those of our suppliers or subcontractors. We face an added risk of a security breach or other significant disruption of the IT networks and related systems that we develop, install, operate and maintain for certain customers, which may involve managing and protecting information relating to national security and other sensitive government functions or personally identifiable or protected health information. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, is persistent and substantial as the volume, intensity and sophistication of attempted attacks, intrusions and threats from around the world remain elevated and unlikely to diminish. As an advanced technology-based solutions provider, and particularly as a government contractor with access to national security or other sensitive government information, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary information on our IT networks and related systems, our classified networks, and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. We make significant efforts to maintain the security and integrity of these types of information and IT networks and related systems and have implemented various measures to manage the risk of a security breach or disruption. Our efforts and measures have not been entirely effective in the case of every cyber security incident, but no incident has had a material negative impact on us to date. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and cyber intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly
_____________________________________________________________________

evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks due to the nature of our business and the industries in which we operate. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Thus, it is impossible for us to entirely mitigate this risk, and future cyber security incidents could have a material negative impact on us. A security breach or other significant disruption involving these types of information and IT networks and related systems could:
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
•Subject us to claims for contract breach, damages, credits, penalties or termination; and
•Damage our reputation with our customers and the general public.
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
Our future success will depend on our ability to develop new products and services and technologies that achieve market acceptance in our current and future markets.
Our businesses are characterized by rapidly changing technologies and evolving industry standards. To remain competitive, we need to continue to design, develop, manufacture, assemble, test, market and support new products and services and technologies, which will require the investment of significant financial resources. In the past, we have allocated substantial funds for such investments through customer funded and internal R&D, acquisitions or other teaming arrangements. This practice will continue to be required, but we may not be able to successfully identify new opportunities and may not have the necessary financial resources to develop new products and services and technologies in a timely or cost-effective manner. Furthermore, the need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products and services or technologies. Due to the design complexity of some of our products and services and technologies, we may experience delays in completing development and introducing new products and services or technologies in the future. Any delays could result in increased costs of development or divert resources from other projects. In addition, the markets for our products and services or technologies may not develop as we currently anticipate, we may not be as successful in newly identified markets as we currently anticipate, and acquisitions, joint ventures or other teaming arrangements we may enter into to pursue developing new products and services or technologies may not be successful. For instance, our acquisition of the TDL product line from Viasat, Inc. in January 2023 and our pending acquisition of AJRD, if completed, will result in us servicing our customers in markets in which we do not currently operate. Failure of our products and services or technologies to gain market acceptance could significantly reduce our revenue and harm our business. Furthermore, competitors may develop competing products and services or technologies that gain market acceptance in advance of our products and services or technologies, or competitors may develop new products and services or technologies that cause our existing products and services or technologies to become non-competitive or obsolete, which could adversely affect our results of operations. The future direction of the domestic and global economies, including its impact on customer demand, also will have a significant impact on our overall performance.
_____________________________________________________________________

We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
Our corporate headquarters and significant business operations are located in Florida, which is subject to the risk of major hurricanes. Our worldwide operations and operations of our suppliers and customers could be subject to natural disasters (including those as a result of climate change) or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics, pandemics, acts of terrorism, power shortages and blackouts, telecommunications failures, cyber-attacks and other natural and man-made disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, subcontractors, distributors, resellers or customers, including inability of employees to work; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses, delay or decrease orders and revenue from our customers and have a material adverse effect on the continuity of our business and our business, financial condition, results of operations, cash flows and equity. Additionally, we could incur significant costs to improve the climate-related resiliency of our infrastructure and supply chain and otherwise prepare for, respond to and mitigate the effects of climate change.
Financial Risks
Changes in estimates we use in accounting for many of our programs could adversely affect our future financial condition and results of operations.
Accounting for our contracts requires judgment relative to assessing risks, including risks associated with customer-directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters and judgment associated with estimating contract revenue and costs and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding: (i) the length of time to complete the contract because costs also include expected increases in wages and prices for materials; (ii) whether contracts should be accounted for as having one or more performance obligations based on the goods and services promised to the customer; (iii) incentives or penalties related to performance on contracts in estimating revenue and profit rates, and recording them when there is sufficient information for us to assess anticipated performance; and (iv) estimates of award fees in estimating revenue and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes involved in accounting for our contracts, materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future financial condition and results of operations. For additional information regarding our critical accounting estimates applicable to our accounting for our contracts, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Estimates” of this Report.
Our level of indebtedness and our ability to make payments on or service our indebtedness and our unfunded defined benefit plans liability may materially adversely affect our financial and operating activities or our ability to incur additional debt.
At December 30, 2022, we had $7.0 billion in aggregate principal amount of outstanding debt and $262 million of unfunded defined benefit plans liability. On November 22, 2022, we established a new $2.25 billion, three-year senior unsecured term loan facility by entering into a Loan Agreement (the “Term Loan 2025”) with a syndicate of lenders. Subsequent to the end of fiscal 2022, on January 3, 2023, we borrowed $2.0 billion on the Term Loan 2025 to complete the acquisition of the TDL product line. In addition, we expect to fund the approximately $4.7 billion purchase price of the acquisition of AJRD primarily through debt financing. Our ability to increase our borrowings to fund the acquisition of AJRD or otherwise is subject to limitations imposed on us by our debt agreements. Our ability to make payments on and to refinance our current or future indebtedness, and our ability to make contributions to our unfunded defined benefit plans liability, will depend on our ability to generate cash from operations, financings and investments, which may be subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due or make contributions to our unfunded defined benefit plans liability, we may be forced to divest businesses, sell assets or take other disadvantageous actions, including reducing financing for working capital, capital expenditures and general corporate purposes; reducing our cash dividend rate and/or share repurchases; or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the defense technology industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.
_____________________________________________________________________

A downgrade in our credit ratings could materially adversely affect our business.
The credit ratings assigned to our debt securities could change based on, among other things, our results of operations, financial condition, mergers, acquisitions or dispositions. These ratings are subject to ongoing evaluation by credit rating agencies and may be changed or withdrawn by rating agencies in the future. Moreover, these credit ratings are not recommendations to buy, sell or hold any of our debt securities. Following the announcement of the definitive agreement to acquire AJRD, none of the credit rating agencies changed our rating, however, all three agencies have changed our outlook from stable to negative. Any downgrade in our credit ratings, including due to the acquisition of AJRD, may increase our borrowing costs, affect our ability to incur new indebtedness or refinance our existing indebtedness and could in turn have a material adverse effect on our financial condition, results of operations, cash flows, equity and the market value of our common stock and outstanding debt securities.
The level of returns on defined benefit plan assets, changes in interest rates and other factors could materially adversely affect our financial condition, results of operations, cash flows and equity in future periods.
A substantial portion of our current and retired employee population is covered by defined benefit pension and other postretirement defined benefit plans (collectively, “defined benefit plans”). We may experience significant fluctuations in costs related to defined benefit plans as a result of macro-economic factors, such as interest rates, that are beyond our control. The cost of our defined benefit plans is incurred over long periods of time and involves various factors and uncertainties during those periods that can be volatile and unpredictable, including the rates of return on defined benefit plan assets, discount rates used to calculate liabilities and expenses, mortality of plan participants and trends for future medical costs. We develop our assumptions using relevant plan experience and expectations in conjunction with market-related data. These assumptions and other actuarial assumptions may change significantly due to changes in economic, legislative and/or demographic experience or circumstances. Significant changes in key economic indicators, financial market volatility, future legislation and other governmental regulatory actions could materially affect our financial condition, results of operations, cash flows and equity.
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
CAS governs the extent to which postretirement costs and plan contributions are allocable to and recoverable under contracts with the U.S. Government. We expect to continue to seek reimbursement from the U.S. Government for a portion of our postretirement costs and plan contributions; however, pension plan cost recoveries under our U.S. Government contracts may occur in different periods from when those pension costs are recognized for financial statement purposes or when pension funding is made. CAS rules have been revised to partially harmonize the measurement and period of assignment of pension plan costs allocable to U.S. Government contracts and minimum required contributions under the Employee Retirement Income Security Act of 1974, as amended, (“ERISA”). However, there is still a lag between the time when we contribute cash to our plans under pension funding rules and when we recover pension costs under CAS rules. These timing differences could have a material adverse effect on our cash flows.
Legal, Tax and Regulatory Risks
Changes in our effective tax rate or additional tax exposures may have an adverse effect on our results of operations and cash flows.
We are subject to income taxes in the U.S. and numerous international jurisdictions. There are transactions and calculations in the ordinary course of business where the application of tax law may be uncertain, require significant judgment or be subject to differing interpretations.
Our worldwide income tax provision may be adversely affected by a number of factors, which include:
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
•Changes in the valuation of our deferred tax assets and liabilities; and
_____________________________________________________________________

•The resolution of issues arising from tax audits with various tax authorities.
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
Our operations are subject to various U.S. Federal, state and local, as well as certain foreign, environmental laws and regulations within the countries in which we operate relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in our operations. In addition, we could be affected by future environmental laws or regulations, including, for example, new restrictions on materials used in our operations or claims asserted in response to concerns over climate change, such as regulations related to GHG emissions, other aspects of the environment or natural resources. Changes in government procurement laws that mandate or include climate change considerations, such as the contractor’s GHG emissions, lower emission products or other climate risks, in evaluating bids could result in costly changes to our operations or affect our competitiveness on future bids. Compliance with current and future environmental laws and regulations may require significant operating and capital costs. Environmental laws and regulations may institute substantial fines and criminal sanctions as well as facility shutdowns to address violations and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. Our suppliers may face similar business interruptions and incur additional costs that may increase the price of materials needed for manufacturing. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations related to remediation of conditions in the environment. In addition, if violations of environmental laws result in us, or in one or more of our operations, being identified as an excluded party in the U.S. Government’s System for Award Management, then we or one or more of our operations would become ineligible to receive certain contracts, subcontracts and other benefits from the Federal government or to perform work under a government contract or subcontract. Generally, such ineligibility would continue until the basis for the listing has been appropriately addressed. If our responses to new or evolving legal and regulatory requirements or other sustainability concerns are unsuccessful or perceived as inadequate for the U.S. or our international markets, we also may suffer damage to our reputation, which could adversely affect our business. Developments such as the adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments under previously priced contracts or financial insolvency of other responsible parties could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners.
We have implemented compliance controls, training, policies and procedures designed to prevent and detect reckless or criminal acts from being committed by our employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, such as the FCPA, the protection of export controlled or classified information, such as ITAR, false claims, procurement integrity, cost accounting and billing, competition, information security and data privacy and the terms of our contracts. We cannot ensure, however, that our controls, training, policies and procedures will prevent or detect all such reckless or criminal acts, and we have been adversely impacted by such acts in the past. This risk of improper
_____________________________________________________________________

conduct will increase as we continue to grow and expand our operations, including through acquisitions. If not prevented, such acts could subject us to civil or criminal investigations, monetary and non-monetary penalties and suspension and debarment by the U.S. Government and could have a material adverse effect on our business, results of operations and reputation. In addition, misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customer’s sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation and could adversely impact our ability to continue to contract with the U.S. Government.
The outcome of litigation or arbitration in which we are involved from time to time is unpredictable, and an adverse decision in any such matter could have a material adverse effect on our financial condition, results of operations, cash flows and equity.
The size, nature and complexity of our business make us susceptible to investigations, claims, disputes, enforcement actions, litigation and other legal proceedings, particularly those involving governments. From time to time, we are defendants in a number of litigation matters and are involved in a number of arbitration matters. These actions may divert financial and management resources that would otherwise be used to benefit our operations. The results of these or new matters may be unfavorable to us. Although we maintain insurance policies, they may not be adequate to protect us from all material judgments and expenses related to current or future claims and may not cover the conduct that is the subject of the litigation or arbitration. Desired levels of insurance may not be available in the future at economical prices or at all. In addition, the results of litigation or arbitration can be difficult to predict, including litigation involving jury trials. Accordingly, our current judgment as to the likelihood of our loss (or our current estimate as to the potential range of loss, if applicable) with respect to any particular litigation or arbitration matter may be wrong. A significant judgment or arbitration award against us arising out of any of our current or future litigation or arbitration matters could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
Third parties have claimed in the past, and may claim in the future, that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
Many of the markets we serve are characterized by vigorous protection and pursuit of intellectual property rights, which often has resulted in protracted and expensive litigation. Our efforts to gain awards of contracts and ensure a competitive position in the market depends in part on our ability to ensure that our intellectual property is protected, that our intellectual property rights are not diluted or subject to misuse, and that we are able to license certain third-party intellectual property on reasonable terms. Third parties have claimed in the past, and may claim in the future, that we are infringing directly or indirectly upon their intellectual property rights, and we may be found to be infringing or to have infringed directly or indirectly upon those intellectual property rights. Claims of infringement might also require us to enter into costly royalty or license agreements. Our patents and other intellectual property may be challenged, invalidated, misappropriated or circumvented by third parties. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products, services and solutions. Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, confidentiality provisions and licensing arrangements to establish and protect our intellectual property rights. In addition, the laws concerning intellectual property vary among nations and the protection provided to our intellectual property by the laws and courts of foreign nations may differ from those of the U.S. If we fail to successfully protect and enforce these rights, our competitive position could suffer. Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents or trademark registrations. In addition, our patents may not provide us a significant competitive advantage. We may be required to spend significant resources to monitor and enforce our intellectual property rights. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business. We may not be able to detect infringement, and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies.
We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.
We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, electronic warfare systems, space superiority systems, C5ISR, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage.
_____________________________________________________________________

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
Strategic Transactions and Investments Risks
We are subject to risks relating to the pending acquisition of AJRD, and acquisition of AJRD cannot be guaranteed to close in the expected time frame or at all.
On December 17, 2022, we entered into a definitive agreement to acquire AJRD. AJRD is a manufacturer of rocket, hypersonic and electric propulsive systems for space, defense, civil and commercial applications. There are numerous risks and uncertainties associated with the pending acquisition, which include:
•Completion of the acquisition is subject to a number of conditions, some of which are outside of our control, such as the receipt of certain regulatory approvals, including the expiration or termination of any applicable waiting period (and any extension thereof) under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended (the “HSR Act”), and we will be required to pay AJRD a termination fee of $406.3 million upon a failure to obtain the required clearance under the HSR Act;
•Our and AJRD’s existing business relationships with third parties, including customers and service providers, may be disrupted due to uncertainty associated with the acquisition;
•Failure to complete the acquisition could negatively affect our stock price and our future business and financial results;
•We and AJRD will incur significant costs in connection with the acquisition, which may exceed those currently anticipated;
•We expect to significantly increase our indebtedness to pay for the acquisition and other related fees and expenses, which will increase our interest expense and financial leverage; and
•AJRD may have difficulty attracting, developing, motivating and retaining executives and other employees in light of the pending acquisition, and failure to do so could harm the Company.
Any of the foregoing risks and uncertainties could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
Challenges arising from the expanded operations from the acquisition of the TDL product line and the pending acquisition of AJRD may affect our future results.
Our recent and pending acquisitions have expanded, and will greatly expand, the size and complexity of our business. Our future success depends, in part, on the ability to integrate the TDL product line, and potentially AJRD, and to anticipate and overcome challenges arising from the expansion of our operations, including challenges related to expanded global operations and new manufacturing processes and products or services, and the associated costs and complexity. There can be no assurance that we will be able to anticipate or overcome all of the challenges resulting from our expanding operations or that we will realize the expected benefits of the acquisitions in the intended timeframe or at all, which may cause our future results to be adversely affected.
Strategic transactions, including mergers, acquisitions and divestitures, involve significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and equity.
_____________________________________________________________________

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
•Difficulty, delays and expense in integrating newly merged or acquired businesses and operations, including combining product and service offerings, and in entering into new markets in which we are not experienced, in an efficient and cost-effective manner while maintaining adequate standards, controls and procedures, and the risk that we encounter significant unanticipated costs or other problems associated with integration;
•Differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;
•Difficulty, delays and expense in consolidating and rationalizing IT infrastructure, which may include multiple legacy systems from various mergers and acquisitions and integrating software code;
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
•Risk that mergers, acquisitions, divestitures, spin offs and other strategic transactions fail to qualify for the intended tax treatment for U.S. Federal income tax purposes and the possibility that the full tax benefits anticipated to result from such transactions may not be realized;
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
From time to time, we acquire a minority or majority interest in a business, following careful analysis and due diligence procedures designed to achieve a desired return or strategic objective. These procedures often involve certain assumptions and judgment in determining acquisition price. After acquisition, such assumptions and judgment may prove to have been inaccurate and unforeseen issues could arise, which could adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. Even after careful integration efforts, actual operating results may vary significantly from initial estimates. As of December 30, 2022, we had goodwill of $17.3 billion recorded in our Consolidated Balance Sheet, the large majority of which was recorded in connection with the 2019 all-stock merger (the “L3Harris Merger”) between Harris Corporation (“Harris”) and L3 Technologies, Inc. (“L3”). We evaluate the recoverability of recorded goodwill annually, as well as when we change reporting units and when events or circumstances indicate there may be an impairment. We test goodwill for impairment at an organizational level referred to as the reporting unit, which is our business segment level or one level below the business segment. The impairment test is based on several factors requiring judgment. Principally, a decrease in expected reporting unit cash flows or changes in market conditions may indicate potential impairment of recorded goodwill. In addition, our reporting units are generally one level below the segment level and two of our segments are comprised of several reporting units. Allocation of goodwill to several reporting units could make it more likely that we will have additional impairment charges in the future. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition. For additional information on our accounting policies related to impairment of goodwill, see our discussion under “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 1: Significant Accounting Policies and Note 9: Goodwill in the Notes.
_____________________________________________________________________

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 2.	PROPERTIES.
Our principal executive offices are located at owned facilities in Melbourne, Florida. As of December 30, 2022, we operated approximately 300 locations in the U.S., Canada, Europe, Oceania, Asia, the Middle East and South America, consisting of approximately 22 million square feet of manufacturing, administrative, R&D, warehousing, engineering and office space, of which we owned approximately 9 million square feet and leased approximately 13 million square feet. There are no material encumbrances on any of our owned facilities. As of December 30, 2022, we had major operations at the following locations:
Integrated Mission Systems — Greenville, Waco, Rockwall and Plano, Texas; Camden, New Jersey; Mirabel and Waterdown, Canada; Anaheim, California; Mason and Cincinnati, Ohio; Tulsa, Oklahoma; Salt Lake City, Utah; Philadelphia, Pennsylvania; Crawley, United Kingdom; and Grand Rapids, Michigan.
Space & Airborne Systems — Palm Bay, Melbourne and Malabar, Florida; Clifton, New Jersey; Rochester and Amityville, New York; Van Nuys, San Diego, San Leandro and Menlo Park, California; Colorado Springs, Colorado; Herndon, Virginia; Fort Wayne, Indiana; Wilmington, Massachusetts; and Alpharetta, Georgia.
Communication Systems — Salt Lake City, Utah; Rochester, New York; Londonderry, New Hampshire; Lynchburg, Virginia; Tempe, Arizona; Farnborough, United Kingdom; Brisbane, Australia; Sunrise, Florida; and Abu Dhabi, United Arab Emirates.
Corporate — Melbourne, Florida; and Washington, D.C.
The following is a summary of the approximate floor space of our offices and facilities in productive use, by segment, at December 30, 2022:

(In millions)	Approximate Total Square Feet Owned	Approximate Total Square Feet Leased	Approximate Total Square Feet

Integrated Mission Systems	2.5	8.0	10.5
Space & Airborne Systems	4.8	2.9	7.7
Communication Systems	1.7	1.7	3.4
Corporate	0.3	0.1	0.4
Total	9.3	12.7	22.0
In our opinion, our facilities, whether owned or leased, are suitable and adequate for their intended purposes, are well-maintained, are generally in regular use and have capacities adequate for current and projected needs. We frequently review our anticipated requirements for facilities and will, from time to time, acquire additional facilities, expand existing facilities and dispose of existing facilities or parts thereof, as management deems necessary. See Note 8: Property, Plant and Equipment, Net and Note 18: Lease Commitments in the Notes for more information on our owned properties and our lease obligations, respectively. Our facilities and other properties are maintained in good operating condition.

ITEM 3.	LEGAL PROCEEDINGS.
From time to time, as a normal incident of the nature of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including, but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; environmental matters; or compliance with government procurement or related legal or regulatory requirements. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. Although it is not always feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued.
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental
_____________________________________________________________________

issues. Due in part to the complexity and pervasiveness of these requirements, we are a party to or have property subject to various litigation, proceedings and remediation obligations. The extent of our financial exposure cannot be reasonably estimated in all cases.
For information regarding the matters discussed above, including material legal proceedings and contingencies, see “Item 1. Business — Governmental Regulations — Environmental Regulations” of this Report and Note 1: Significant Accounting Policies regarding our environmental expenditures and Note 25: Legal Proceedings and Contingencies included in our Notes to Consolidated Financial Statements.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.
_____________________________________________________________________

INFORMATION ABOUT OUR EXECUTIVE OFFICERS.
The name, age, position held with us and principal occupation and employment during at least the past five years for each of our executive officers as of February 24, 2023 were as follows:

Name and Age	Position Currently Held and Past Business Experience
James P. Girard, 46	Vice President and Chief Human Resources Officer since June 29, 2019. Vice President, Human Resources from July 2015 to June 2019.
Christopher E. Kubasik, 61	Chair and Chief Executive Officer since June 29, 2022. Vice Chair and Chief Executive Officer from June 29, 2021. Vice Chair, President and Chief Operating Officer from June 29, 2019 to June 29, 2021 to June 29, 2022. Served with L3, as Chairman, Chief Executive Officer and President from May 2018 to June 2019; as Chief Executive Officer and President from January 2018 to May 2018.
Samir B. Mehta, 50	President, Communication Systems since January 2023. Before joining L3Harris in January 2023, Mr. Mehta worked at Collins Aerospace, a subsidiary of Raytheon Technologies Corporation (“Raytheon”), formerly United Technologies Corporation, as President of Advanced Structures from 2018 to 2022 and President, Aftermarket from 2017 to 2018. Prior to Raytheon, Mr. Mehta spent over 17 years with Sikorsky Aircraft, notably serving as President, Defense Systems and Services.
Scott T. Mikuen, 61	Senior Vice President, General Counsel and Secretary since February 2013. General Counsel since 2010 and Secretary since 2004.
Corliss J. Montesi, 58	Vice President and Principal Accounting Officer since August 2021. Vice President, Internal Audit from June 2020 to August 2021. Before joining L3Harris in June 2020, Ms. Montesi worked at Stanley Black and Decker as Vice President, Functional Transformation – Shared Services from 2018 to 2019; and as Vice President, Corporate Controller from 2014 to 2018.
Jonathan P. Rambeau, 50	President, Integrated Mission Systems since October 2022. Before joining L3Harris, Mr. Rambeau worked at Lockheed Martin Corporation (“Lockheed Martin”) for 26 years, notably serving as Vice President and General Manager, Integrated Warfare Systems and Sensors of the Rotary and Mission Systems business from 2020 to 2022 and Vice President and General Manager, C6ISR, Rotary and Mission Systems from 2016 to 2020.
Sean J. Stackley, 65	Senior Vice President, Strategy & Growth since October 2022. President, Integrated Mission Systems since June 29, 2019. Served with L3 as Senior Vice President and President of Communications & Networked Systems Segment from September 2018 to June 2019; and as Corporate Vice President, Strategic Advance Programs and Technologies from January 2018 to September 2018. Before joining L3 in January 2018, (Hon.) Mr. Stackley spent four decades in public service, including a 27-year career with the U.S. Navy, where he most recently was Acting Secretary of the Navy from January 2017 to July 2017 and Secretary of the Navy for Research, Development and Acquisition from 2008 to 2017.
Michelle L. Turner, 49	Senior Vice President and Chief Financial Officer since January 2022. Before joining L3Harris, Ms. Turner worked at Johnson & Johnson as Vice President and Chief Financial Officer of Enterprise Supply Chain from October 2017 to January 2022; at BHP Billiton Petroleum from April 2016 to September 2017 as Vice President and Chief Financial Officer; and at Raytheon as Vice President and Chief Financial Officer of Space & Airborne Systems from June 2012 to March 2016.
Edward J. Zoiss, 58	President, Space & Airborne Systems since June 29, 2019. President, Electronic Systems from July 2015 to June 2019. Vice President and General Manager, Defense Programs, Government Communications Systems from June 2013 to July 2015.
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

_____________________________________________________________________

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock, par value $1.00 per share, is listed and traded on the NYSE, under the ticker symbol “LHX.” According to the records of our transfer agent, as of February 17, 2023, there were 10,087 holders of record of our common stock.
Dividends
We paid per share cash dividends on our common stock of $1.12 each quarterly period of fiscal 2022, $1.02 each quarterly period of fiscal 2021 and $.85 each quarterly period of fiscal 2020. On February 24, 2023, we announced that our Board of Directors increased the quarterly per share cash dividend rate on our common stock from $1.12 to $1.14, commencing with the dividend declared by our Board of Directors for the first quarter of fiscal 2023, for an annualized per share cash dividend rate of $4.56, which was our twenty-second consecutive annual increase in our quarterly cash dividend rate. Our annualized per share cash dividend rate was $4.48 in fiscal 2022, $4.08 in fiscal 2021 and $3.40 in fiscal 2020. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect to continue paying and increasing the rates of cash dividends in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The annual declaration of dividends by our Board of Directors and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant.
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
The performance graph and table below compare each of the 2 fiscal years in the period ended June 28, 2019, the fiscal transition period for the two quarters ended January 3, 2020, fiscal 2020, fiscal 2021 and fiscal 2022 cumulative total shareholder return, or TSR, of our common stock (the common stock of Harris Corporation prior to the L3Harris Merger on June 29, 2019, and the common stock of L3Harris Technologies, Inc. after the L3Harris Merger) with the comparable cumulative total returns of the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the Standard & Poor’s 500 Aerospace & Defense Index (“S&P 500 Aerospace & Defense”). The figures in the performance graph and table below assume an initial investment of $100 at the close of business on June 30, 2017 in L3Harris common stock, the S&P 500 and the S&P 500 Aerospace & Defense and the reinvestment of all dividends.
_____________________________________________________________________

COMPARISON OF EACH OF THE TWO FISCAL YEARS IN THE PERIOD ENDED JUNE 28, 2019 (PRIOR TO THE L3HARRIS MERGER), THE FISCAL TRANSITION PERIOD FOR THE TWO QUARTERS ENDED JANUARY 3, 2020, FISCAL 2020, FISCAL 2021 AND FISCAL 2022 CUMULATIVE TOTAL RETURN AMONG L3HARRIS, S&P 500 AND S&P 500 AEROSPACE & DEFENSE

$350
$300
$250
$200
$150
$100
$50
June 30, 2017
June 29, 2018
June 28, 2019
January 3, 2020
January 1, 2021
December 31, 2021
December 30, 2022
L3Harris
S&P 500
S&P 500 Aerospace & Defense

L3HARRIS PERIOD END	June 30, 2017	June 29, 2018	June 28, 2019	January 3, 2020	January 1, 2021	December 31, 2021	December 30, 2022
L3Harris Technologies, Inc.	$100	$135	$179	$201	$184	$211	$210
S&P 500	$100	$114	$126	$140	$166	$213	$175
S&P 500 Aerospace & Defense	$100	$125	$139	$152	$123	$139	$163
Recent Sales of Unregistered Securities
During fiscal 2022, we did not issue or sell any unregistered securities.
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
During fiscal 2022, we repurchased 4.7 million shares of our common stock under our share repurchase program for $1.1 billion at an average share price of $231.44, excluding commissions of $0.02 per share. During fiscal 2021, we repurchased 17.1 million shares of our common stock under our share repurchase program for $3.7 billion at an average share price of $215.28, excluding commissions of $0.02 per share. The level and timing of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows,
_____________________________________________________________________

results of operations, future business prospects and other factors our Board of Directors and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Shares repurchased by us are cancelled and retired. The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended December 30, 2022:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)
Month No. 1
(October 1, 2022 - October 28, 2022)
Repurchase program(1)	829,862	$220.71	829,862	$4,452
Employee transactions(2)	4,760	$220.47	—	—
Month No. 2
(October 29, 2022 - November 25, 2022)
Repurchase program(1)	—	$—	—	$4,452
Employee transactions(2)	6,380	$227.36	—	—
Month No. 3
(November 26, 2022 - December 30, 2022)
Repurchase program(1)	—	$—	—	$4,452
Employee transactions(2)	2,240	$223.41	—	—
Total	843,242		829,862	$4,452
_______________
*Periods represent our fiscal months.
(1)On October 21, 2022, we announced that our Board of Directors approved a $3.0 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of $1.6 billion as of September 30, 2022. Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of December 30, 2022, the remaining unused authorization under our repurchase programs was $4.5 billion (as reflected in the table above).
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
OVERVIEW
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations for fiscal 2022 compared with fiscal 2021 and fiscal 2021 compared with fiscal 2020. This MD&A is provided as a supplement to, should be read in conjunction with and is qualified in its entirety by reference to, our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this Report. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
We are a Trusted Disruptor for the global aerospace and defense industry. With customers’ mission-critical needs in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains. We support government and commercial customers in more than 100 countries, with our largest customers being
_____________________________________________________________________

various departments and agencies of the U.S. Government and their prime contractors. Our products and services have defense and civil government applications, as well as commercial applications. As of December 30, 2022, we had approximately 46,000 employees, including approximately 20,000 engineers and scientists. We generally sell directly to our customers, and we utilize agents and intermediaries to sell and market some products and services, especially in international markets.
We structure our operations primarily around the products and services we sell and the markets we serve, and we report the financial results of our continuing operations in the three operating segments: Integrated Mission Systems, Space & Airborne Systems and Communication Systems. Our operating segments are also our reportable segments and are referred to as our business segments. See Note 24: Business Segments in the Notes for further information regarding our business segments, including how we define segment operating income or loss.
U.S. and International Budget Environment
Our largest customers are various departments and agencies of the U.S. Government — the percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 74%, 75% and 78%, in fiscal 2022, 2021 and 2020, respectively.
For the 2023 GFY, which began on October 1, 2022, the President’s budget request (“PBR”) proposed $773 billion of DoD funding, a 4% increase above the amount enacted for the 2022 GFY, and the Senate Appropriations Subcommittee on Defense has supported a $37 billion increase to the PBR, representing a 9% increase year over year. On December 29, 2022, a 2023 GFY DoD budget of $817 billion was enacted. Many of L3Harris’ offerings are supported in the 2023 GFY DoD budget, including responsive satellites, ISR aircraft, tactical communications, networked maritime systems and classified cyber solutions, however, we continue to monitor the political and budget environments and we can give no assurances on the extent of future orders.
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
Even with the increases in expected DoD budget proposals and with the overall demand environment both in the U.S. and internationally reflecting the conflict in Ukraine and geopolitical tensions, changes to U.S. Government spending priorities have and could in the future impact our business. A decline in demand for fuzing and ordnance systems due to reduced U.S. Government spending for precision weapons was largely responsible for charges for impairment of goodwill in our IMS segment. See Note 9: Goodwill in the Notes for further information. Other changes in spending priorities in the future could adversely affect our existing programs and future contracts and impact our financial condition and results of operations.
For a discussion of U.S. Government funding risks and international business risks see “Item 1. Business - Principal Customers: Government Contracts,” “Item 1. Business - International Business,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
Economic Environment
The macroeconomic environment continues to present challenges, which have impacted and may continue to impact our future results. Rising inflation in the U.S. has led to higher costs. The ongoing uncertainty related to the impacts of inflation, as well as increased interest rates, which raises the cost of borrowing for the Federal government, could in the future impact U.S. Government spending priorities and the demand for our products. Higher interest rates have also had an impact on the fair value of our reporting units and contributed to charges for impairment of goodwill at our IMS and CS segments. See Note 9: Goodwill in the Notes for further information.
To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services; our fixed-price contracts could subject us to losses in the event of cost overruns or a significant increase in or a sustained period of increased inflation. Management has worked to mitigate supply chain disruptions and labor mobility challenges, with modest improvements in the supply chain during the second half of fiscal 2022 for Tactical Communications, our largest product-based business, and increasing stability in labor mobility and employee
_____________________________________________________________________

attrition. However due to uncertainty in the current environment, there can be no assurances that we will not see further impacts in our financial condition and results of operations.
Acquisition of TDL Product Line
On October 3, 2022, we entered into a definitive agreement to acquire the TDL product line for a purchase price of approximately $1.96 billion, subject to customary adjustments. The acquisition was completed subsequent to fiscal 2022 year-end on January 3, 2023. We used third-party debt borrowings under a new $2.25 billion three-year senior unsecured term loan facility, the Term Loan 2025, to finance the acquisition. The purchase of the TDL product line will enhance our networking capability and provide immediate access to the ubiquitous Link 16 waveform, better positioning us to enable the DoD’s integrated architecture goal in JADC2. The TDL product line will be reported within our CS segment.
Pending Acquisition of AJRD
On December 17, 2022, we entered into a definitive agreement to acquire AJRD in an all-cash transaction of approximately $4.7 billion. AJRD is a provider of propulsion systems and energetics for tactical and strategic missiles, missile defense systems and hypersonic applications. AJRD also provides liquid-fuel engines and propulsion and power systems for in-space crew and cargo transports. Upon closure of the acquisition, we anticipate creating a new business segment. The acquisition is expected to close in fiscal 2023, pending required regulatory approvals and clearances and other customary closing conditions.
Divestiture of Visual Information Solutions (“VIS”) Business
On December 21, 2022, we entered into a definitive agreement to sell our VIS business for $70 million, subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement. VIS, which is part of our SAS segment, provides commercial geospatial software, technology and services used to extract and analyze reliable, accurate and actionable information from geospatial to terrestrial imagery. The transaction is expected to close mid-fiscal 2023, subject to regulatory approvals and other customary closing conditions.
Operating Performance Assessment and Key Performance Measures
During fiscal 2022, we were impacted by the macroeconomic environment, including supply chain, labor mobility and inflation, which continued to cause significant disruptions and adverse effects on the U.S. and global economies. We continue to implement mitigation strategies to minimize the future impacts of these challenges, including working closely with our second and third-tier suppliers to improve demand management and resilience in our supply chain, efforts to improve retention of our skilled workforce and accounting for inflation uncertainty within the terms of future contracts.
Despite the dynamic operating environment, we believe demand for our products remains strong. Many of our offerings are supported in the 2023 GFY DoD budget, including responsive satellites, ISR aircraft, tactical communications, networked maritime systems and classified cyber solutions. In fiscal 2022, we received several key strategic contract awards across each of our domains, and we ended the year with backlog of $22.3 billion, a 5% increase over the prior year. Also in fiscal 2022, we invested $603 million (4% of total revenue) in company-sponsored R&D focused on technologies that expand our capabilities across our domains.
Executing on our capital allocation strategy, on January 3, 2023 we closed the acquisition of the TDL product line for approximately $1.96 billion, subject to customary adjustments, which will provide access to the Link 16 network and position us to make the installed base of terminals more resilient and relevant, consistent with JADC2 modernization efforts. Additionally, on December 17, 2022, we entered into a definitive agreement to acquire AJRD for approximately $4.7 billion, gaining access to new markets in missiles and missile defense as well as space exploration. These unique assets are intended to strengthen our trusted position as an industry leading merchant supplier, providing rapid and innovative solutions to customers, and create long term value for our shareholders.
We reported full year operating cash flow of $2.2 billion in fiscal 2022, and consistent with our shareholder-friendly capital deployment priority, we paid $864 million in dividends and made share repurchases totaling $1.1 billion.
Our strategic priorities continue to be growth, innovation and performance. For fiscal 2023, “Performance First” is our primary focus. We plan to continue to invest, consistent with growth opportunities, and sustain our culture of innovation, but delivering on our commitments to investors, our customers and on every contract we are awarded is paramount. We intend to accomplish this by:
•Relentlessly focusing on program execution and continuous improvement;
•Strengthening the risk management culture that has developed over the highly volatile past three years;
•Seamlessly integrating TDL and closing the AJRD acquisition; and
_____________________________________________________________________

•Attracting, developing and retaining the skilled workforce key to our role as a Trusted Disruptor.
We use the following key financial performance measures to manage our business, which are discussed in detail below in the “Operations Review” and “Liquidity and Capital Resources” sections of this MD&A:
•Revenue;
•Income from continuing operations; and
•Net cash provided by operating activities.
We also measure the success of our business using certain measures that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”), such as adjusted EBIT, or earnings before interest and taxes, non-GAAP earnings per share, adjusted free cash flow and return on invested capital (defined as after-tax operating income from continuing operations divided by the two-point average of invested capital at the beginning and end of the period, where invested capital equals equity plus debt, less cash and cash equivalents), which may be calculated differently by other companies. We use these measures, along with our key financial performance measures above, to assess the success of our business and our ability to create shareholder value. We believe these measures are balanced among long-term and short-term performance, efficiency and growth. We also use some of these and other performance metrics for executive compensation purposes.
_____________________________________________________________________

OPERATIONS REVIEW
Consolidated Results of Operations

	Fiscal Year Ended
(Dollars in millions, except per share amounts)	December 30, 2022	December 31, 2021	% Inc/(Dec)	January 1, 2021	% Inc/(Dec)

Revenue:
Integrated Mission Systems	$6,916	$7,042	(2)%	$6,793	4%
Space & Airborne Systems	6,060	5,965	2%	5,823	2%
Communication Systems	4,217	4,287	(2)%	4,402	(3)%
Other non-reportable businesses	—	683	*	1,347	(49)%
Corporate eliminations	(131)	(163)	(20)%	(171)	*
Total revenue	17,062	17,814	(4)%	18,194	(2)%
Total cost of product sales and services	(12,135)	(12,438)	(2)%	(12,886)	(3)%
% of total revenue	71%	70%		71%
Gross margin	4,927	5,376	(8)%	5,308	1%
% of total revenue	29%	30%		29%
Engineering, selling and administrative expenses	(2,998)	(3,280)	(9)%	(3,315)	(1)%
% of total revenue	18%	18%		18%
Business divestiture-related gains (losses), net	—	220	*	(51)	*
Impairment of goodwill and other assets	(802)	(207)	*	(767)	*
Non-operating income, net	425	439	(3)%	401	9%
Net interest expense	(279)	(265)	5%	(254)	4%
Income from continuing operations before income taxes	1,273	2,283	(44)%	1,322	73%
Income taxes	(212)	(440)	(52)%	(234)	88%
Effective tax rate	17%	19%		18%
Income from continuing operations	1,061	1,843	(42)%	1,088	69%
Discontinued operations, net of income taxes	—	(1)	*	(2)	*
Net income	1,061	1,842	(42)%	1,086	70%
Noncontrolling interests, net of income taxes	1	4	*	33	*
Income from continuing operations attributable to L3Harris common shareholders	$1,062	$1,846	(42)%	$1,119	65%
% of total revenue	6%	10%		6%
Income from continuing operations per diluted common share attributable to L3Harris common shareholders	$5.49	$9.09	(40)%	$5.19	75%
_________________
*Not meaningful
_____________________________________________________________________

Revenue
As described in more detail in Note 4: Business Divestitures and Asset Sales and elsewhere in the Notes, during fiscal 2022, 2021 and 2020, we completed the following business divestitures, which had revenue attributable to them as set forth below:

	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

Revenue attributable to divested businesses(1):
Space & Navigation business	$6	$24	$21
Narda-MITEQ business	—	84	111
ESSCO business	—	23	26
Electron Devices business	—	167	265
Voice Switch Enterprise disposal group (“VSE disposal group”)	—	19	30
Combat Propulsion Systems and related businesses (“CPS business”)	—	142	233
Military training business	—	205	458
EOTech business	—	—	48
Applied Kilovolts business	—	—	7
Airport security and automation business	—	—	147
Total	$6	$664	$1,346
_________________
(1)Net of intracompany sales.
Fiscal 2022 Compared With Fiscal 2021: The decrease in revenue in fiscal 2022 compared with fiscal 2021 was primarily due to the impact of $655 million of lower revenue from completed business divestitures during fiscal 2021 and supply chain disruptions.
Fiscal 2021 Compared With Fiscal 2020:  The decrease in revenue in fiscal 2021 compared with fiscal 2020 was primarily due to divestitures within other non-reportable businesses and supply chain disruptions within CS.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Gross Margin
Fiscal 2022 Compared With Fiscal 2021: Gross margin and gross margin as a percentage of revenue (“gross margin percentage”) for fiscal 2022 decreased compared to fiscal 2021, largely due to higher input costs (labor, material and overhead) and supply chain disruptions that adversely impacted program performance, Estimate At Completion (“EAC”) adjustments and a mix of program revenue and product sales with relatively lower gross margin percentage.
Fiscal 2021 Compared With Fiscal 2020:  Gross margin and gross margin percentage for fiscal 2021 increased compared to fiscal 2020, primarily due to integration benefits and operational excellence, $31 million of lower cost of sales related to the fair value step-up in inventory sold and $12 million of lower amortization of identifiable intangible assets acquired as a result of the L3Harris Merger, partially offset by a mix of program revenue and product sales with relatively lower gross margin percentage.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
_____________________________________________________________________

Engineering, Selling and Administrative Expenses
Major components of Engineering, selling and administrative (“ESA”) expenses were as follows:

	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

Company-sponsored R&D costs	$(603)	$(692)	$(684)
Amortization of acquisition-related intangibles	(532)	(550)	(620)
L3Harris Merger-related transaction, integration and other expenses and losses	(90)	(134)	(155)
Acquisition-related transaction and integration expenses	(9)	—	—
Pre-acquisition and other divestiture-related expenses	(63)	(66)	(13)
Charges for severance and other termination costs	(29)	—	—
Charges related to an additional pre-merger legal contingency	(31)	—	—
Gain on sale of property, plant and equipment	—	—	22
Gain on sale of asset group	8	—	—
Major components of ESA	$(1,349)	$(1,442)	$(1,450)
Business Divestiture-Related Gains (Losses), net
During fiscal 2022, there were no significant business divestiture-related gains or losses. We completed one business divestiture and one asset sale from our IMS segment and recognized a pre-tax gain of $8 million associated with the CyTerra asset sale, which is recorded in the “Engineering, selling and administrative expenses“ line item in our Consolidated Statement of Operations for fiscal 2022.
In fiscal 2021 and fiscal 2020, we had the following pre-tax gains (losses) associated with businesses divested, which are included in the “Business divestiture-related gains (losses), net” line item in our Consolidated Statement of Operations:

	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021

Narda-MITEQ business	$(9)	$—
ESSCO business	31	—
Electron Devices business	31	—
VSE disposal group	(29)	(18)
CPS business	(19)	—
Military training business	217	—
EOTech	—	2
Airport security and automation business	—	(23)
Other(1)	(2)	(12)
Total Business divestiture-related gain (loss), net	$220	$(51)
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
See Note 4: Business Divestitures and Asset Sales in the Notes for further information.
Impairment of Goodwill and Other Assets
Fiscal 2022 Compared With Fiscal 2021: Impairment of goodwill and other assets for fiscal 2022 reflected non-cash impairment charges of $355 million, $313 million and $134 million associated with our Broadband, ADG and Electro Optical reporting units, respectively. Impairment of goodwill and other assets for fiscal 2021 reflects $62 million of non-cash charges for the impairment of goodwill and other assets associated with the divestiture of the CPS business and $145 million of non-cash charges for impairment of identifiable intangible and other long-lived assets related to the Commercial Training Solutions (“CTS”) business.
Fiscal 2021 Compared With Fiscal 2020:  Impairment of goodwill and other assets for fiscal 2021 reflects $62 million of non-cash charges for the impairment of goodwill and other assets associated with the divestiture of the
_____________________________________________________________________

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
See Note 4: Business Divestitures and Asset Sales and Note 9: Goodwill and Note 10: Intangible Assets in the Notes for further information.
Non-Operating Income, net
The components of Non-operating income, net were as follows:

	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

Non-service Financial Accounting Standards ("FAS") pension income(1)	$441	$445	$389
Equity investment (losses) gains, net	(18)	5	—
Impairment of equity method investment	—	(35)	—
Other, net	2	24	12
Total Non-operating income, net	$425	$439	$401
_______________
(1)Non-service cost components of net periodic benefit income recorded in the “Non-operating income, net” line item in our Consolidated Statement of Operations include interest cost, expected return on plan assets, amortization of net actuarial gain and effect of curtailments or settlements under our pension and postretirement benefit plans.
Net Interest Expense
Fiscal 2022 Compared With Fiscal 2021:  Our net interest expense increased in fiscal 2022 compared with fiscal 2021 primarily due to lower interest income in fiscal 2022.
Fiscal 2021 Compared With Fiscal 2020:  Our net interest expense increased in fiscal 2021 compared with fiscal 2020 primarily due to lower interest income in fiscal 2021, reflecting lower sales-type lease income due to the divestiture of the military training business on July 2, 2021.
See Note 18: Lease Commitments and Note 13: Debt in the Notes for further information.
Income Taxes
Fiscal 2022 Compared With Fiscal 2021:  Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 17% in fiscal 2022 compared with 19% in fiscal 2021. The decrease was primarily attributable to incremental R&D credits and incremental foreign derived intangible income (“FDII”) benefits claimed in fiscal 2022 as a result of legislative changes in the Tax Cuts and Jobs Act of 2017 (“TCJA”) that became effective in fiscal 2022 and the absence of unfavorable divestiture impacts in fiscal 2022, partially offset by the unfavorable impact of non-deductible goodwill impairments.
Fiscal 2021 Compared With Fiscal 2020:  Our effective tax rate was 19% in fiscal 2021 compared with 18% in fiscal 2020. The increase in 2021 was primarily attributable to the unfavorable impact of divestitures and a reduction in the benefit of R&D credits, partially offset by the benefit of reduced goodwill impairments in fiscal 2021 when compared to fiscal 2020.
See Note 22: Income Taxes in the Notes for further information.
On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”) which includes implementation of a new 15% corporate alternative minimum tax (“CAMT”), a 1% excise tax on stock buybacks and tax incentives for energy and climate initiatives. These provisions are effective beginning January 1, 2023 and we expect them to be immaterial to our financial results, financial position and cash flows.
Income From Continuing Operations Per Diluted Common Share Attributable to L3Harris Common Shareholders
Fiscal 2022 Compared With Fiscal 2021:  The decrease in income from continuing operations per diluted common share attributable to L3Harris common shareholders in fiscal 2022 compared with fiscal 2021 was primarily due to lower income from continuing operations in fiscal 2022 resulting from the incremental goodwill impairments in fiscal 2022, as further described in the “Impairment of Goodwill and Other Assets” discussion above.
_____________________________________________________________________

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
Discussion of Business Segment Results of Operations
Effective January 1, 2022, we streamlined our business segments from four business segments to three business segments. As a result of the segment reorganization, the Aviation Systems segment was eliminated as a business segment and the ongoing operations that had been part of the Aviation Systems segment were integrated into the remaining segments. Defense aviation, commercial aviation products and commercial pilot training operations were moved into the IMS segment; and mission networks for air traffic management operations were moved into the SAS segment.
The historical results, discussion and presentation of our business segments as set forth in this MD&A reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of operations, balance sheets, statements of cash flows or statements of equity resulting from these changes.
Integrated Mission Systems Segment
Our IMS segment includes multi-mission ISR systems; integrated electrical and electronic systems for maritime platforms; advanced EO/IR solutions; fuzing and ordnance systems; commercial aviation products; and commercial pilot training operations. See “Item 1: Business” of this Report for a description of the sectors in IMS.

	Fiscal Year Ended
(Dollars in millions)	December 30, 2022	December 31, 2021	% Inc/(Dec)	January 1, 2021	% Inc/(Dec)

Revenue	$6,916	$7,042	(2%)	$6,793	4%
Operating income	424	866	(51%)	205	322%
Operating income margin	6%	12%		3%
Fiscal 2022 Compared With Fiscal 2021:  The decrease in segment revenue in fiscal 2022 compared with fiscal 2021 was primarily due to $105 million of lower revenue in Electro Optical from lower volume on fuzing and ordnance systems and other related programs and $53 million in ISR primarily from $262 million of lower revenue on a NATO aircraft missionization program which was mostly offset by newly-awarded program ramps. These decreases were partially offset by an increase of $55 million in Commercial Aviation Solutions, largely due to $33 million of higher revenue related to the sale of end-of-life inventory, as well as an increase in pilot training center volume. The funded backlog for this segment was $6.9 billion at each of December 30, 2022 and December 31, 2021.
The decreases in segment operating income and operating income margin in fiscal 2022 compared with fiscal 2021 were primarily due to non-cash charges for goodwill impairment totaling $447 million during the quarter ended September 30, 2022 compared with $82 million of non-cash charges for impairment of long-term assets related to our CTS business recorded during fiscal 2021. In addition, IMS segment operating income and operating income margin declined from lower product volumes and an increase in unfavorable EAC adjustments due to labor inefficiencies and program performance, partially offset by the sale of end-of-life inventory and higher volumes in Commercial Aviation Solutions during fiscal 2022.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 68% in fiscal 2022.
Fiscal 2021 Compared With Fiscal 2020:  The increase in segment revenue in fiscal 2021 compared with the fiscal 2020 was primarily due to $223 million of higher revenue in ISR, driven by aircraft missionization on a NATO program, $53 million of higher revenue in Maritime, reflecting a ramp on key platforms and $29 million higher revenue in Electro Optical reflecting higher product deliveries, partially offset by $16 million of lower revenue from fuzing and ordnance systems and other related programs and $20 million of lower revenue in Commercial Aviation reflecting COVID-related impacts. The funded backlog for this segment was $6.9 billion at December 31, 2021 compared with $7.1 billion at January 1, 2021.
_____________________________________________________________________

The increases in segment operating income and operating income margin in fiscal 2021 compared with fiscal 2020 were primarily due to $527 million of lower non-cash charges for impairments of goodwill and other assets in fiscal 2021 compared with fiscal 2020 and the absence of $18 million of restructuring charges and other exit costs recorded in fiscal 2020 in our Commercial Aviation Solutions reporting unit due to the downturn in the commercial aviation market, as well as e3 and program performance, expense management and integration benefits.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 69% in fiscal 2021.
Space & Airborne Systems Segment
Our SAS segment includes space payloads, sensors and full-mission solutions; classified intelligence and cyber; avionics; electronic warfare; and mission networks for air traffic management operations. See “Item 1: Business” of this Report for a description of the sectors in SAS.

	Fiscal Year Ended
(Dollars in millions)	December 30, 2022	December 31, 2021	% Inc/(Dec)	January 1, 2021	% Inc/(Dec)

Revenue	$6,060	$5,965	2%	$5,823	2%
Operating income	735	761	(3%)	762	—%
Operating income margin	12%	13%		13%
Fiscal 2022 Compared With Fiscal 2021:  The increase in segment revenue in fiscal 2022 compared with fiscal 2021 was primarily due to an increase of $261 million in Space, reflecting growth in responsive satellite programs and a ramp on SDA tracking, partially offset by a $139 million decline in our airborne businesses, reflecting transition from development to production on the F-35 and F-18 programs and a $17 million decline in Intel & Cyber primarily due to award timing. The funded backlog for this segment was $4.9 billion at December 30, 2022 compared with $4.7 billion at December 31, 2021.
The decreases in segment operating income and operating income margin in fiscal 2022 compared with fiscal 2021 were primarily due to a $67 million decrease in net favorable EAC adjustments due to higher input costs and program performance, mainly in Electronic Warfare and Space businesses, and new program ramps, partially offset by a decrease in R&D expenses.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 87% in fiscal 2022.
Fiscal 2021 Compared With Fiscal 2020: The increase in segment revenue in fiscal 2021 compared with fiscal 2020 was primarily due to $176 million of higher revenue in Space, reflecting a ramp in missile defense and other responsive programs and $8 million of higher revenue in Intel and Cyber from classified programs, partially offset by $93 million of lower revenue from airborne businesses, reflecting the transition towards modernization programs. The funded backlog for this segment was $4.7 billion at December 31, 2021 compared with $4.6 billion at January 1, 2021.
Segment operating income and operating income margin in fiscal 2021 were comparable with fiscal 2020.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 87% in fiscal 2021.
_____________________________________________________________________

Communication Systems Segment
Our CS segment includes tactical communications with global communications solutions; broadband communications; integrated vision solutions; and public safety radios, system applications and equipment. See “Item 1: Business” of this Report for a description of the sectors in CS.

	Fiscal Year Ended
(Dollars in millions)	December 30, 2022	December 31, 2021	% Inc/(Dec)	January 1, 2021	% Inc/(Dec)

Revenue	$4,217	$4,287	(2%)	$4,402	(3%)
Operating income	667	1,043	(36%)	1,035	1%
Operating income margin	16%	24%		24%
Fiscal 2022 Compared With Fiscal 2021:  The decrease in segment revenue in fiscal 2022 compared with fiscal 2021 was primarily due to a $176 million decrease in Broadband Communications due to lower volume on legacy platforms and a $62 million decrease in Integrated Vision Solutions primarily from program timing and lower sales volumes. Such decreases were partially offset by a $139 million increase in Tactical Communications due to higher demand more than offsetting supply chain disruptions experienced during the first half of 2022 and a $34 million increase in Public Safety resulting from a continued market recovery. The funded backlog for this segment was $4.5 billion at December 30, 2022 compared with $3.7 billion at December 31, 2021.
The decreases in segment operating income and operating income margin in fiscal 2022 compared with fiscal 2021 were primarily due to a non-cash charge for impairment of goodwill of $355 million recorded in our Broadband reporting unit during fiscal 2022.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 63% in fiscal 2022.
Fiscal 2021 Compared With Fiscal 2020:  The decrease in segment revenue in fiscal 2021 compared with fiscal 2020 was primarily due to $29 million of lower revenue in Tactical Communications, reflecting product delivery delays from supply chain disruptions which were partially offset by the DoD modernization program, $82 million of lower revenue in Broadband Communications, reflecting lower sales on legacy unmanned platforms and modestly lower revenue in Public Safety, partially offset by modestly higher revenue in Integrated Vision Solutions. The funded backlog for this segment was $3.7 billion at December 31, 2021 compared with $3.3 billion at January 1, 2021.
The increase in segment operating income in fiscal 2021 compared with fiscal 2020 was primarily due to e3 performance and integration benefits, partially offset by supply chain disruptions and higher R&D investments. Operating income margin in fiscal 2021 was comparable with fiscal 2020.
The percentage of this segment’s revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 68% in fiscal 2021.
_____________________________________________________________________

Unallocated Corporate Expenses

	Fiscal Year Ended
(Dollars in millions)	December 30, 2022	December 31, 2021	% Inc/(Dec)	January 1, 2021	% Inc/(Dec)

Unallocated corporate department expense, net(1)	25	(51)	*	(69)	(26%)
Amortization of acquisition-related intangibles(2)	(605)	(627)	(4%)	(709)	(12%)
L3Harris Merger-related integration expenses	(90)	(134)	(33%)	(140)	(4%)
Acquisition-related transaction and integration expenses	(9)	—	*	—	*
Pre-acquisition and other divestiture-related expenses	(63)	(71)	(11%)	10	*
Additional cost of sales related to fair value step-up in inventory sold	—	—	*	(31)	*
Business divestiture-related gains (losses), net	—	220	*	(51)	*
Gain on sale of asset group	8	—	*	—	*
Impairment of goodwill and other assets(3)	—	(125)	*	(132)	(5%)
Charges for severance and other termination costs	(29)	—	*	—	*
Charges related to an additional pre-merger legal contingency	(31)	—	*	—	*
FAS/CAS operating adjustment(4)	95	123	(23%)	135	(9%)
______________
*Not meaningful
(1)Includes certain corporate-level expenses that are not included in management’s evaluation of segment operating performance. For fiscal 2022, also includes $29 million of income from our deferred compensation plans and $13 million of income from GHG emission reduction projects.
(2)Includes amortization of identifiable intangible assets acquired in connection with business combinations. Because our acquisitions benefit the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired was not allocated to any segment.
(3)For fiscal 2021, includes: (i) a $62 million non-cash goodwill impairment charge related to our CPS business and (ii) a $63 million non-cash intangible asset impairment charge related to our CTS reporting unit. For fiscal 2020, includes: (i) a $113 million non-cash intangible asset impairment charge related to our Commercial Aviation Solutions reporting unit and (ii) a $14 million non-cash goodwill impairment charge related to the then-potential divestiture of VSE disposal group, as well as a $5 million non-cash goodwill impairment charge related to the divestiture of the Applied Kilovolts business. See Note 9: Goodwill and Note 10: Intangible Assets in the Notes to the Consolidated Financial Statements for additional information.
(4)Represents the difference between the service cost component of FAS pension and other postretirement benefits (“OPEB”) income and total CAS pension and OPEB cost and replaces the “Pension adjustment” line item previously presented, which included the non-service components of FAS pension and OPEB income. See FAS/CAS operating adjustment table in Note 24: Business Segments in the Notes for additional information regarding FAS/CAS pension adjustments.
_____________________________________________________________________

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

Cash and cash equivalents, beginning of period	$941	$1,276	$824
Operating activities:
Net income	1,061	1,842	1,086
Non-cash adjustments	1,067	843	1,594
Changes in working capital	(196)	(63)	(119)
Other, net	226	65	229
Net cash provided by operating activities	$2,158	$2,687	$2,790
Net cash (used in) provided by investing activities	(250)	1,394	751
Net cash used in financing activities	(1,951)	(4,413)	(3,112)
Effect of exchange rate changes on cash and cash equivalents	(18)	(3)	23
Net (decrease) increase in cash and cash equivalents	$(61)	$(335)	$452
Cash and cash equivalents, end of period	$880	$941	$1,276
Net cash provided by operating activities: The $529 million decrease in net cash provided by operating activities in fiscal 2022 compared with fiscal 2021 was primarily due to a decrease in net income, excluding the impact of non-cash items, a $133 million increase in cash used to fund working capital, which primarily related to the change in accounts receivable, contract assets and liabilities, inventories and accounts payable from the timing of contractual billing milestones and delivery of products and a $123 million increase in cash payments for sundry taxes including sales and use, property and payroll related tax obligations.
Cash flow from operations was positive in all of our business segments in fiscal 2022.
Net cash (used in) provided by investing activities: The $1,644 million increase in net cash used in investing activities in fiscal 2022 compared with fiscal 2021 was primarily due to a $1,724 million decrease in net proceeds from the sales of businesses and a $33 million increase in cash used for equity investments, partially offset by a $90 million decrease in net cash used for additions of property, plant and equipment in fiscal 2022.
Net cash used in financing activities: The $2,462 million decrease in net cash used in financing activities in fiscal 2022 compared with fiscal 2021 was primarily due to a $2,592 million decrease in cash used to repurchase our common stock, partially offset by a $47 million increase in cash used to pay dividends, a $40 million increase in cash used to pay tax withholding associated with vested share-based awards and a $40 million decrease in proceeds from exercises of employee stock options.
Cash and cash equivalents
We ended fiscal 2022 with cash and cash equivalents of $880 million and have a senior unsecured $2.0 billion revolving credit facility that expires in July 2027 (all of which was available to us as of December 30, 2022). As of December 30, 2022, $309 million of cash and cash equivalents were held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
Capital Structure and Resources
We had $7.0 billion of long-term debt, net, including the current portion of long-term debt, net and financing lease obligations, outstanding at December 30, 2022, the majority of which we incurred in connection with merger and acquisition activity. For further information regarding our long-term debt, see Note 13: Debt in the Notes.
2022 Credit Agreement. We have a $2.0 billion, 5-year senior unsecured revolving credit facility (the “2022 Credit Facility”) under a Revolving Credit Agreement (the “2022 Credit Agreement”) entered into on July 29, 2022 with a syndicate of lenders, which the lenders may agree to increase by up to $1.0 billion upon our request. The description of the 2022 Credit Facility and the 2022 Credit Agreement set forth in Note 12: Credit Arrangements in the Notes is incorporated herein by reference.
_____________________________________________________________________

We were in compliance with the covenants in the 2022 Credit Agreement at December 30, 2022, including the covenant requiring that we not permit our ratio of consolidated total indebtedness to total capital to be greater than 0.65 to 1.00, as defined in the 2022 Credit Agreement. At December 30, 2022, we had no borrowings outstanding under the 2022 Credit Agreement.
AJRD Acquisition. As disclosed in “Item 1. Business - General,” on December 17, 2022, we entered into a definitive agreement to acquire AJRD, as described in “Pending Acquisition of AJRD” above. If the transaction is completed, we expect to fund the approximately $4.7 billion purchase price primarily through debt financing.
Short-Term Debt. Our short-term debt was $2 million at December 30, 2022, consisting of local borrowing by international subsidiaries for working capital needs. Our commercial paper program was supported by the 2022 Credit Facility and our prior $2.0 billion, 5-year senior unsecured revolving credit facility established in June 2019 (the “2019 Credit Facility”) during fiscal 2022. See Note 12: Credit Arrangements in the Notes for additional information regarding credit arrangements.
Long-Term Variable-Rate Debt. The description of our long-term variable-rate debt set forth in Note 13: Debt in the Notes is incorporated herein by reference. On November 22, 2022, we established a new $2.25 billion, three-year senior unsecured term loan facility by entering into a Loan Agreement with a syndicate of lenders. The purpose of the loan is to finance the $1.96 billion acquisition of the TDL product line and the repayment of the $250 million Floating Rate Notes due March 2023 (“Floating Rate Notes 2023”). During the first quarter of 2023, the Floating Rate Notes due March 2023 will be repaid and refinanced as long-term debt through the Term Loan 2025; therefore, the Floating Rate Notes due March 2023 have been classified as long-term debt in our Consolidated Balance Sheet as of December 30, 2022.
Long-Term Fixed-Rate Debt. The description of our long-term fixed-rate debt set forth in Note 13: Debt in the Notes is incorporated herein by reference. We anticipate either repaying using cash from operating activities or refinancing our $800 million, 3.85% fixed-rate debt note, which will mature on June 15, 2023.
Receivable Sales Agreements. We have two receivable sales agreements (“RSAs”) with two separate third-party financial institutions that permit us to sell, on a non-recourse basis, up to an aggregate of $100 million of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSAs, which we continue to service and collect on behalf of the third-party financial institution and we account for as sales of receivables with sale proceeds included in net cash from operating activities. We did not have outstanding receivables sold pursuant to RSAs at December 30, 2022.
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues for the next 12 months and in the longer term with liquidity, although we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties and the state of global commerce and general political and financial uncertainty. Additionally, provisions in the TCJA require that, beginning in 2022, research and experimental expenditures be capitalized and amortized over five years. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with retroactive effect. In the meantime, we will continue to make additional Federal tax payments based on the current tax law. The impact of this tax law on our cash from operations depends on the amount of research and experimental expenditures incurred and whether the Internal Revenue Service (“IRS”) issues guidance on the provision which differs from our current interpretation, among other things.
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, our senior unsecured credit facility, our senior unsecured term loan and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program, the purchase of the TDL product line, pending acquisition of AJRD and repayments of our debt securities at maturity for the next twelve months and the reasonably foreseeable future thereafter. Our total capital expenditures for fiscal 2023 are expected to be approximately $275 million. We anticipate tax payments for fiscal 2023 to be approximately equal to or marginally less than our tax expense for the same period, excluding the impact of R&D capitalization and subject to adjustment for timing differences. For additional information regarding our income taxes, see Note 22: Income Taxes in the Notes. Other than operating expenses, cash requirements for fiscal 2023 are expected to consist primarily of capital expenditures, R&D payments, dividend payments, repurchases under our share repurchase program and expenditures for the purchase of the TDL product line and the pending acquisition of AJRD.
_____________________________________________________________________

Current and long-term material cash requirements at December 30, 2022 are as follows:

		Payment Due
(In millions)	Total	Within 1 Year

Long-term debt(1)	$6,998	$814
Interest on long-term debt(2)	2,000	261
Purchase obligations(3)	5,402	4,327
Operating and finance lease commitments	1,238	156
Minimum pension contributions(4)	23	23
Total(5)	$15,661	$5,581
_______________
(1)During the first quarter of 2023, the Floating Rate Notes due March 2023 will be repaid and refinanced as long-term debt through the Term Loan 2025; therefore, the Floating Rate Notes due March 2023 have been classified as long-term debt in our Consolidated Balance Sheet as of December 30, 2022 and accordingly are not included in the Payment Due Within 1 Year.
(2)Does not include interest on Term Loan 2025.
(3)The purchase obligations of $5.4 billion included $629 million of purchase obligations related to cost-plus type contracts where our costs are fully reimbursable.
(4)Amount includes fiscal 2022 minimum contributions to non-U.S. pension plans. Contributions beyond fiscal 2022 have not been determined. As a result of voluntary contributions made to our U.S. qualified defined benefit pension plans during the two quarters ended January 3, 2020, fiscal 2018 and 2017, we made no material contributions to our U.S. qualified defined benefit pension plans in fiscal 2022, 2021 or 2020 and are not required to make any contributions to these plans during fiscal 2023.
(5)The above table does not include unrecognized tax benefits of $613 million.
There can be no assurance that our business will continue to generate cash flows at current levels or that the cost or availability of future borrowings, if any, under our commercial paper program, or our credit facility or term loan or in the debt markets will not be impacted by any potential future credit or capital markets disruptions. If we are unable to maintain cash balances, generate cash flow from operations or borrow under our commercial paper program, our credit facility or term loan sufficient to service our obligations, we may be required to reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our share repurchases, reduce or eliminate dividends, refinance all or a portion of our existing debt, obtain additional financing or sell assets. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions affecting the defense, government and other markets we serve and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Funding of Pension Plans
Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. pension plans. Although we have significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), and applicable Internal Revenue Code regulations, mandate minimum funding thresholds. The Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015, the American Rescue Plan Act of 2021 and the Infrastructure Investment and Jobs Act further extended the interest rate stabilization provision of MAP-21. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plans or make benefit payments. With respect to our U.S. qualified defined benefit pension plans, we intend to contribute annually no less than the required minimum funding thresholds. As a result of prior voluntary contributions and plan performance, we were not required to make any contributions to our U.S. qualified defined benefit pension plans in fiscal 2022 and are not required to make any contributions in fiscal 2023 or for several years thereafter.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $69 million as of December 30, 2022 compared with $431 million as of December 31, 2021. The decrease in the unfunded status as of December 30, 2022 is primarily due to decreased pension obligations from higher discount rates, partially offset by decreased plan assets from lower market returns. See Note 14: Pension and Other Postretirement Benefits in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During fiscal 2022, we used $1.1 billion to repurchase 4.7 million shares of our common stock under our share repurchase program at an average price per share of $231.46, including commissions of $0.02 per share. During
_____________________________________________________________________

fiscal 2021, we repurchased 17.1 million shares of our common stock under our share repurchase program for $3.7 billion at an average price per share of $215.30, including commissions of $0.02 per share. During fiscal 2022 and 2021, $45 million and $5 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
On January 28, 2021, we announced that our Board of Directors approved a new $6.0 billion share repurchase authorization under our repurchase program that was in addition to the remaining unused authorization of $210 million at January 1, 2021, under our prior share repurchase programs, for a total unused authorization of $6.2 billion. On October 21, 2022, we announced that our Board of Directors approved an additional $3.0 billion share repurchase authorization. Our repurchase program does not have a stated expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. At December 30, 2022, we had a remaining unused authorization under our repurchase program of $4.5 billion. We have announced that share repurchases will be moderated in the near-term, but the level and timing of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors or management may deem relevant. The level and timing of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board and management may deem relevant. The timing, volume and nature of repurchases are subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our repurchase program is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.
Dividends
On February 24, 2023, we announced that our Board of Directors increased the quarterly per share cash dividend rate on our common stock from $1.12 to $1.14, commencing with the dividend declared by our Board of Directors for the first quarter of fiscal 2023, for an annualized per share cash dividend rate of $4.56, which was our twenty-second consecutive annual increase in our quarterly cash dividend rate. Our annualized per share cash dividend rate was $4.48 in fiscal 2022, $4.08 in fiscal 2021 and $3.40 in fiscal 2020. Quarterly cash dividends are typically paid in March, June, September and December. Additional information concerning our dividends is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.
Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At December 30, 2022, we had commercial commitments on outstanding surety bonds, standby letters of credit and other arrangements, as follows:

(In millions)	Commercial Commitment Total	Commitments expiring within 1 Year

Surety bonds used for:
Bids	$25	$25
Performance	520	387
	545	412
Standby letters of credit used for:
Down payments	317	201
Performance	320	174
Warranty	70	52
	707	427
Total commitments	$1,252	$839
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
_____________________________________________________________________

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
Foreign Exchange and Currency. Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than the functional currencies of such businesses. We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments. A 10% change in currency exchange rates for our foreign currency derivatives held at December 30, 2022 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments. See Note 19: Derivative Instruments and Hedging Activities in the Notes for additional information.
Interest Rates. As of December 30, 2022, we had long-term variable-rate and fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10% change in interest rates for our long-term variable-rate and fixed-rate debt obligations at December 30, 2022 would not have had a material impact on the fair value of these obligations. There is no interest-rate risk associated with long-term fixed-rate debt obligations on our results of operations and cash flows unless existing obligations are refinanced upon maturity at then-current interest rates, because the interest rates are fixed until maturity, and because our long-term fixed-rate debt is not puttable to us (i.e., not required to be redeemed by us prior to maturity). We anticipate mitigating interest rate risk associated with variable-rate debt under the Term Loan 2025 through hedging activities (see Note 19: Derivative Instruments and Hedging Activities in the Notes for additional information). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term variable-rate and fixed-rate debt obligations over the next twelve months. See Note 13: Debt in the Notes for information regarding the maturities of our long-term variable-rate and fixed-rate debt obligations.
We use derivative instruments from time to time to manage our exposure to interest rate risk. If the derivative instrument is designated as a cash flow hedge, gains and losses from changes in the fair value of such instrument are deferred and included as a component of accumulated other comprehensive loss (“AOCI”) and reclassified to interest expense in the period in which the hedged transaction affects earnings. See Note 19: Derivative Instruments and Hedging Activities in the Notes for additional information.
At December 30, 2022, we had no outstanding treasury lock agreements (“treasury locks”). In connection with the L3Harris Merger, we assumed two treasury locks that had been initiated in January 2019 to hedge against fluctuations in interest payments due to changes in the benchmark interest rate (10-year U.S. Treasury rate) associated with the anticipated issuance of debt to redeem or repay $650 million aggregate principal amount of our 4.95% notes due February 15, 2021 (“4.95% 2021 Notes”). These treasury locks were terminated as planned in connection with the issuance of $650 million in aggregate principal amount of 1.80% notes due January 15, 2031 (the “1.80% 2031 Notes”) during the fourth quarter of 2020, and because interest rates decreased during the period of the treasury locks, we made a $113 million cash payment to our counterparty and recorded an after-tax loss of $58 million in the “Accumulated other comprehensive loss” line item of our Consolidated Balance Sheet. The AOCI balance will be amortized to interest expense over the life of the 1.80% 2031 Notes. We classified the cash outflow from the termination of these treasury locks as cash used in financing activities in our Consolidated
_____________________________________________________________________

Statement of Cash Flows. See Note 19: Derivative Instruments and Hedging Activities in the Notes for additional information.
At December 30, 2022, we had long-term variable-rate debt obligations of $250 million due March 10, 2023, which we intend to refinance under the Term Loan 2025, which was established during 2022. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10% change in interest rates for these debt obligations at December 30, 2022 would not have had a material impact on our results of operations or cash flows. See Note 13: Debt in the Notes for further information.
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
Impact of Foreign Exchange
In fiscal 2022, 43% of our international business was transacted in local currency environments compared with 40% in fiscal 2021 and 32% in fiscal 2020. The impact of translating the assets and liabilities of these operations to U.S. Dollars is included as a component of shareholders’ equity. As of December 30, 2022, the cumulative foreign currency translation adjustment included in shareholders’ equity was a $237 million loss compared with a $118 million loss at December 31, 2021. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2022, 2021 or 2020.
Impact of Inflation
The macroeconomic environment continues to experience challenges, including historically high rates of inflation. These macroeconomic factors have contributed, and we expect will continue to contribute, to increased material and labor input costs, among other impacts. To the extent feasible, we have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services. However, our fixed-price contracts could subject us to losses in the event of persistent elevated levels of inflation. See “Item 1A. Risk Factors” of this Report for more information regarding the risk of inflation to our business. We believe current inflation levels will be persistent in 2023.
CRITICAL ACCOUNTING ESTIMATES
Preparation of this Report in accordance with GAAP requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, expenses and backlog as well as disclosure of contingent assets and liabilities. While the following is not intended to be a comprehensive list of our accounting estimates, we consider the estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results dependent on estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks related to these estimates on our business operations are discussed throughout this MD&A where such estimates affect our reported and expected financial results. Senior management has discussed the development and selection of the critical accounting estimates and the related disclosure included herein with the Audit Committee of our Board of Directors. Actual results may differ from those estimates.
Besides estimates that meet the “critical” accounting estimate criteria, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed “critical,” affect reported amounts of assets, liabilities, revenue and expenses, as well as disclosures of contingent assets and liabilities. Estimates are based on experience and other information available prior to the issuance of the financial statements. Materially different results can occur as circumstances change and additional information becomes known, including for estimates that we do not deem “critical.”
Revenue Recognition
A significant portion of our business is derived from development and production contracts. Revenue and profit related to development and production contracts are generally recognized over time, typically using the percentage of completion (“POC”) cost-to-cost method of revenue recognition, whereby we measure our progress towards completion of the performance obligation based on the ratio of costs incurred to date to estimated costs at completion under the contract. Because costs incurred represent work performed, we believe this method best depicts the transfer of control of the asset to the customer. Under the POC cost-to-cost method of revenue
_____________________________________________________________________

recognition, a single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. Recognition of profit on a contract requires estimates of the total cost at completion and transaction price and the measurement of progress towards completion. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include: the nature and complexity of the work to be performed, subcontractor performance, the cost and availability of purchased materials and services, labor cost and availability and the risk and impact of delayed performance. Factors that must be considered in estimating the total transaction price include contractual cost or performance incentives (such as incentive fees, award fees and penalties) and other forms of variable consideration as well as our historical experience and our expectation for performance on the contract. These variable amounts generally are awarded upon achievement of certain negotiated performance metrics, program milestones or cost targets and can be based upon customer discretion. We include such estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.
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
EAC adjustments had the following impacts to operating income for the periods presented:

	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

Favorable adjustments	$454	$620	$714
Unfavorable adjustments	(418)	(316)	(314)
Net operating income adjustments	$36	$304	$400
There were no individual impacts to operating income due to EAC adjustments in fiscal 2022, 2021 or 2020 that were material to our results of operations on a consolidated or segment basis for such periods.
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
_____________________________________________________________________

Pension and Other Postretirement Benefit Plans
Certain of our current and former employees participate in defined benefit plans in the United States, Canada, United Kingdom and Germany, which are sponsored by L3Harris. The determination of projected benefit obligations (“PBO”) and the recognition of expenses related to defined benefit plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination and other factors (some of which are disclosed in Note 14: Pension and Other Postretirement Benefits in the Notes). Actual results that differ from our assumptions are accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants.
Significant Assumptions. We develop assumptions using relevant experience, in conjunction with market-related data for each plan. Assumptions are reviewed annually with third party consultants and adjusted as appropriate. The table included below provides the weighted average assumptions used to estimate the PBOs and net periodic benefit cost as they pertain to our defined benefit pension plans.

Obligation assumptions as of:	December 30, 2022	December 31, 2021
Discount rate	5.18%	2.75%
Rate of future compensation increase	3.01%	3.01%
Cash balance interest crediting rate	4.00%	3.50%

Cost assumptions for fiscal periods ended:	December 30, 2022	December 31, 2021
Discount rate to determine service cost	2.69%	2.26%
Discount rate to determine interest cost	2.27%	1.80%
Expected return on plan assets	7.44%	7.43%
Rate of future compensation increase	3.01%	3.01%
Cash balance interest crediting rate	3.50%	3.50%
Key assumptions for the Aviation Products Pension Plan (our largest defined benefit plan, with 87% of the total PBO as of December 30, 2022) included a discount rate for obligation assumptions of 5.19%, a cash balance interest crediting rate of 4.00% and expected return on plan assets of 7.50% for fiscal 2022, which is being maintained at 7.50% for fiscal 2023. There is also a frozen pension equity benefit that assumes a 3.75% interest crediting rate.
Expected Return on Plan Assets. Substantially all of our plan assets are managed on a commingled basis in a master investment trust. We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we consider the plan’s actual historical annual return on assets over the past 15, 20 and 25 years and historical broad market returns over long-term time frames based on our strategic allocation, which is detailed in Note 14: Pension and Other Postretirement Benefits in the Notes. Future returns are based on independent estimates of long-term asset class returns. Based on this approach, the weighted average long-term annual rate of return on assets was estimated to be 7.44% for both fiscal 2022 and 2023.
Discount Rate. The discount rate is used to calculate the present value of expected future benefit payments at the measurement date. An increase in the discount rate decreases the present value of benefit obligations and generally increases pension expense. A decrease in the discount rate increases the present value of the PBO and generally decreases pension expense. The discount rate assumption is based on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate is determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and thirty years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single discount rate matching the plan’s characteristics.
Sensitivity Analysis
Pension Expense. A 25 basis point change in the long-term expected rate of return on plan assets and discount rate would have the following effect on the combined U.S. defined benefit pension plans’ pension expense for the next twelve months:
_____________________________________________________________________

	Increase/(Decrease) in Pension Expense
(In millions)	25 Basis Point Increase	25 Basis Point Decrease

Long-term rate of return on assets used to determine net periodic benefit cost	$(19)	$19
Discount rate used to determine net periodic benefit cost	$5	$(7)
PBO. Funded status is derived by subtracting the respective year-end values of the PBO from the fair value of plan assets. The sensitivity of the PBO to changes in the discount rate varies depending on the magnitude and direction of the change in the discount rate. We estimate that a decrease of 25 basis points in the discount rate of the combined U.S. defined benefit pension plans would increase the PBO by approximately $171 million and an increase of 25 basis points would decrease the PBO by approximately $164 million.
Fair Value of Plan Assets. The plan assets of our defined benefit plans comprise a broad range of investments, including domestic and international equity securities, fixed income investments, interests in private equity and hedge funds and cash and cash equivalents.
A portion of our defined benefit plans’ asset portfolio is comprised of investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured using the valuation of the underlying investments or at net asset value (“NAV”). However, in certain instances, the values reported by the asset managers were not current at the measurement date. Consequently, we have estimated adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. Asset values for other positions were generally measured using market observable prices. See Note 14: Pension and Other Postretirement Benefits in the Notes for further information.
Goodwill
We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter, which was October 1, 2022 for fiscal 2022, or under certain circumstances more frequently, such as when events or circumstances indicate there may be impairment or when we reorganize our reporting structure such that the composition of one or more of our reporting units is affected. We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is our business segment level or one level below the business segment. Some of our segments are comprised of several reporting units. Allocation of goodwill to several reporting units could make it more likely that we will have an impairment charge in the future. An impairment charge to any one of our reporting units could have a material impact on our financial condition and results of operations.
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
Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. These factors include: (i) deterioration in the general economy; (ii) deterioration in the environment in which the Company operates; (iii) increase in materials, labor or other costs; (iv) negative or declining cash flows; (v) changes in management, changes in strategy or significant litigation; (vi) change in the composition or carrying amount of net assets or an expectation of disposing all or a portion of the reporting unit; or (vii) a sustained decrease in share price.
If we perform a quantitative assessment for a certain reporting unit, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value. We estimate fair values of our reporting units based on projected cash flows, and sales and/or earnings multiples applied to the latest twelve months’ sales and earnings of our reporting units. Projected cash flows are based on our best estimate of future sales, operating costs and balance sheet metrics reflecting our view of the financial and market conditions of the underlying business; and the resulting cash flows are discounted using an appropriate discount rate that reflects the risk in the forecasted cash flows. The sales and earnings multiples applied to the sales and earnings of our reporting units are based on current multiples of sales and earnings for similar businesses, and based on sales and earnings multiples paid for recent acquisitions of similar businesses made in the marketplace. We then assess whether any implied control premium, based on a comparison of fair value based purely on our stock price and outstanding shares with fair value
_____________________________________________________________________

determined by using all of the above-described models, is reasonable. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Fiscal 2022 Impairment Tests. We performed our annual impairment test of all of our reporting units’ goodwill as of October 1, 2022 and concluded that for each of our reporting units no impairment existed.
Segment reorganization. We implemented a new organizational structure effective January 1, 2022, resulting in changes to our operating segments, which are also our reportable segments and are referred to as our business segments. As a result of the segment reorganization, we realigned our reporting units, and immediately before and after our goodwill assignments, we completed an assessment of any potential goodwill impairment under our former and new reporting unit structure and determined that no impairment existed.
Precision engagement business allocation and impairment. During the quarter ended September 30, 2022, we realigned our precision engagement business from our ADG reporting unit to our Electro Optical reporting unit. In connection with the realignment, we transferred $325 million of goodwill associated with the precision engagement business to our Electro Optical reporting unit on a relative fair value basis. Immediately before and after the reassignment, we tested goodwill assigned to each reporting unit. As a result of these tests, concurrently with the preparation of our financial statements for the quarter ended September 30, 2022, we concluded that goodwill related to our ADG reporting unit was impaired immediately before the reassignment and recorded a non-cash charge of $313 million for the impairment in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations. The impairment of goodwill was due to lower sales volume in our precision engagement business, reflecting U.S. Government spending priorities with respect to precision weapons, and higher interest rates. We prepared an estimate of the fair value of our precision engagement business utilizing a combination of market-based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions and projected discounted cash flows.
Broadband, Electro Optical and ADG interim tests. Indications of potential impairment of goodwill related to our Broadband, Electro Optical and ADG reporting units were present as of September 30, 2022. Consequently, in connection with the preparation of our financial statements for the quarter ended September 30, 2022, we performed interim tests of each of these reporting units utilizing a combination of market-based valuation techniques, including quoted market prices and comparable publicly reported transactions, and projected discounted cash flows. We determined that goodwill related our Broadband and Electro Optical reporting units was impaired and goodwill related to our ADG reporting unit was not impaired. As a result, we recorded $489 million of non-cash charges for the impairment of goodwill ($355 million and $134 million for Broadband and Electro Optical, respectively) in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations. The impairment of goodwill related to our Electro Optical reporting unit was due to persistently lower demand and associated decrease in our outlook for the precision engagement business, and an increase in interest rates. The impairment of goodwill related to our Broadband reporting unit was due to lower volume on legacy platforms, which also resulted in a decrease in our outlook for the reporting unit, and an increase in interest rates.
At-risk goodwill. Because the carrying values of our Electro Optical, Broadband and ADG reporting units equaled their fair values immediately after the non-cash impairment charges recorded during the quarter ended September 30, 2022, goodwill associated with these reporting units remains at increased risk of impairment. The carrying value of goodwill associated with our Electro Optical, Broadband and ADG reporting units was $2,192 million, $1,539 million and $327 million, respectively. Additionally, our ISR and Commercial Avionics reporting units had clearances of approximately 15% based on the annual impairment testing and had goodwill of $3,186 million and $776 million, respectively. An impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of the reporting units; changes to U.S. Government spending priorities or ability to win competitively awarded contracts; the rescission of significant contract awards as a result of competitors protesting or challenging contracts awarded to us; or an increase in interest rates without a corresponding increase in future revenue.
Goodwill-Related Fair Value Estimates. Fair value determinations described above under the heading “Goodwill” in this Critical Accounting Estimates section of this MD&A were determined based on a combination of market-based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions, and projected discounted cash flows. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. Material changes in these estimates could occur and result in additional impairments in future periods. For example, if the discount rate used for our impairment analysis’ performed in the quarter ended September 30, 2022 was increased by 25 basis points, the total impairment would have increased by approximately $200 million.
_____________________________________________________________________

Business Disposal Group Goodwill Allocation. As described in more detail in Note 4: Business Divestitures and Asset Sales in the Notes, during fiscal 2022, we determined the criteria to be classified as held for sale were met for the Space & Navigation business and the VIS business. Because the divestiture of these businesses represented the disposal of a portion of a reporting unit we assigned goodwill to the businesses on a relative fair value basis. For purposes of allocating goodwill to the businesses, we determined the fair value of each disposal group based on the respective negotiated selling price (or estimated net cash proceeds, in the case of no negotiated selling price), and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 1: Significant Accounting Policies in the Notes for additional information regarding the fair value hierarchy.
In conjunction with the relative fair value allocation, we tested goodwill assigned to each of the disposal group businesses below and goodwill assigned to the retained businesses of their reporting units for impairment and concluded that no goodwill impairment existed at the time the held for sale criteria were met.
See Note 4: Business Divestitures and Asset Sales and Note 9: Goodwill in the Notes for additional information.
Income Taxes
We record deferred tax assets and liabilities for differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We have not made any material changes in the methodologies used to determine our tax valuation allowances during fiscal 2022, 2021 or 2020.
Our Consolidated Balance Sheet as of December 30, 2022 included deferred tax assets of $73 million and deferred tax liabilities of $719 million. This compares with deferred tax assets of $85 million and deferred tax liabilities of $1.3 billion as of December 31, 2021. For all jurisdictions in which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $243 million as of December 30, 2022 compared with $257 million as of December 31, 2021. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions, or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.
The evaluation of tax positions taken in a filed tax return, or planned to be taken in a future tax return or claim, involves inherent uncertainty and requires the use of judgment. We evaluate our income tax positions and record tax benefits for all years subject to examination based on our assessment of the facts and circumstances as of the reporting date. For tax positions where it is more likely than not that a tax benefit will be realized, we record the largest amount of tax benefit with a greater than 50% probability of being realized upon ultimate settlement with the applicable taxing authority, assuming the taxing authority has full knowledge of all relevant information. For income tax positions where it is not more likely than not that a tax benefit will be realized, we do not recognize a tax benefit in our Consolidated Financial Statements.
As of December 30, 2022, we had $613 million of unrecognized tax benefits, of which $486 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. As of December 31, 2021, we had $587 million of unrecognized tax benefits, of which $488 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.
It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefits during the course of the next twelve months as ongoing tax examinations continue, other tax examinations commence or various statutes of limitations expire. However, an estimate of the range of possible changes is not practicable for the remaining unrecognized tax benefits because of the significant number of jurisdictions in which
_____________________________________________________________________

we do business and the number of open tax periods under various states of examination. See Note 22: Income Taxes in the Notes for additional information.
Impact of Recently Issued Accounting Pronouncements
There have been no new accounting pronouncements which became effective during fiscal 2022 that have had a material impact on our Consolidated Financial Statements.
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
•We depend significantly on U.S. Government contracts, which often are only partially funded, subject to immediate termination and heavily regulated and audited. The termination or failure to fund, or negative audit findings for, one or more of these contracts could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
•The U.S. Government’s budget deficit and the national debt, as well as a breach of the debt ceiling, could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
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
•Disputes with our subcontractors or key suppliers, or their inability to perform or timely deliver our components, parts or services, could cause our products and/or services to be produced or delivered in an untimely or unsatisfactory manner.
•We must attract and retain key employees, and any failure to do so could seriously harm us.
•We could be negatively impacted by a security breach, through cyber-attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our IT networks and related systems or of those we operate for certain of our customers.
•Our future success will depend on our ability to develop new products and services and technologies that achieve market acceptance in our current and future markets.
•We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption.
•Changes in estimates we use in accounting for many of our programs could adversely affect our future financial results and condition.
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
•Changes in our effective tax rate or additional tax exposures may have an adverse effect on our results of operations.
•We may not be successful in obtaining the necessary export licenses to conduct certain operations abroad, and Congress may prevent proposed sales to certain foreign governments.
_____________________________________________________________________

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
•We are subject to risks relating to the pending acquisition of AJRD, and acquisition of AJRD cannot be guaranteed to close in the expected time frame or at all.
•Challenges arising from the expanded operations from the acquisition of the TDL product line and the pending acquisition of AJRD may affect our future results.
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
In addition, we are exposed to market return fluctuations on our defined benefit plans. A material adverse decline in the value of these assets and/or the discount rate for PBOs would result in a decrease in the funded status of the defined benefit plans, an increase in net periodic benefit cost and an increase in required funding. To protect against declines in the discount rate (i.e., interest rates), we will continue to monitor the performance of these assets and market conditions as we evaluate the amount of future contributions. For further information, see Note 14: Pension and Other Postretirement Benefits in the Notes, which information is incorporated by reference into this Item 7A.

_____________________________________________________________________

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

_____________________________________________________________________

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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 30, 2022.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 59 of this Annual Report on Form 10-K.

_____________________________________________________________________

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of L3Harris Technologies, Inc. (the Company) as of December 30, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 30, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 30, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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

_____________________________________________________________________

Cost estimation for revenue recognition on development and production contracts
Description of the Matter	As described in the consolidated financial statements, the Company recognized revenue for certain of its development and production contracts over time, typically using a percentage of completion cost-to-cost method, which required estimates of costs at completion for each contract. At the outset of each contract, the Company gauges its complexity and perceived risks and establishes an estimated total cost at completion with these expectations. After establishing the estimated total cost at completion, the Company reviews the progress and performance on its ongoing contracts at least quarterly and updates the estimated total cost at completion. Such estimates are subject to change during the performance of the contract and significant changes in estimates could have a material effect on the Company’s results of operations.

Auditing the cost estimation for revenue recognition on development and production contracts where revenue is recognized over time using the POC cost-to-cost method involved subjective auditor judgment because the Company’s development of the estimated total cost at completion requires estimates of the cost of the work to be completed based on the Company’s underlying assumptions around achieving the technical, schedule and cost aspects of its contracts. In determining the estimates of the cost of the work to be completed, the Company considered the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Estimates of total cost at completion are also affected by management’s assessment of the current status of the contract and expectation for performance on the contract, as well as historical experience.
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
To test the cost estimation for development and production contracts, our audit procedures included, among others, obtaining an understanding of the contract, meeting with program management to confirm our understanding of the risks associated with the arrangement and the current contract performance, review of customer correspondence and contractual milestones and comparing cost estimates to historical cost experience with similar contracts, when applicable. Additionally, we obtained an understanding of the Company’s past performance of estimating total costs at completion by reviewing changes in the cost estimates from previous periods and reviewing the overall accuracy of management’s cost to completion estimations through lookback analyses.

_____________________________________________________________________

Valuation of Goodwill
Description of the Matter	At December 30, 2022, the Company’s goodwill was $17 billion. As more fully described in the consolidated financial statements, the Company tests goodwill for impairment annually (or under certain circumstances, more frequently) at the reporting unit level using either a qualitative or quantitative assessment. Under the quantitative assessment to test for goodwill impairment, the Company compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company estimates the fair value of its reporting units using a combination of a discounted cash flows analysis and market-based valuation methodologies. As further discussed in the footnotes to the consolidated financial statements, during the year ended December 30, 2022, the Company recorded $802 million of goodwill impairment charges at reporting units within the Integration Mission Systems and Communication Systems segments.

Auditing the Company’s quantitative goodwill impairment tests involved subjective auditor judgment due to the significant estimation required in management’s determination of the fair value of the reporting units. The significant estimation is primarily due to the sensitivity of the respective fair values to underlying assumptions, including changes in the weighted average cost of capital, projected revenue growth rates, projected operating margins, terminal growth rate and market multiples. These assumptions relate to the expected future operating performance of the Company’s reporting units, are forward-looking and are sensitive to and affected by economic, industry and company-specific qualitative factors.
How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of relevant internal controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions used in the valuation models. We also tested management’s controls to validate that the data used in the valuation models was complete and accurate.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing the valuation methodologies used by the Company, involving our valuation specialists to assist in testing the significant assumptions discussed above and testing the completeness and accuracy of the underlying data the Company used in its valuation analyses. For example, we compared the significant assumptions used by management to current industry, market and economic trends, the historical results of the reporting units and other relevant factors. We also assessed the historical accuracy of management’s valuation estimates and performed sensitivity analyses of significant assumptions used in the impairment tests to evaluate the change in the fair value of the reporting unit resulting from changes in the significant assumptions.

In addition, we reviewed the reconciliation of the fair value of the reporting units based on the annual impairment test to the market capitalization of the Company.

We have served as the Company’s auditor since at least 1932, but we are unable to determine the specific year.
/s/ Ernst & Young LLP
Orlando, Florida
February 24, 2023

_____________________________________________________________________

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited L3Harris Technologies, Inc.’s internal control over financial reporting as of December 30, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L3Harris Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 30, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 30, 2022 and December 31, 2021, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 30, 2022, and the related notes and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
Orlando, Florida
February 24, 2023
_____________________________________________________________________

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended
(In millions, except per share amounts)	December 30, 2022	December 31, 2021	January 1, 2021

Revenue from product sales	$12,097	$13,156	$13,581
Revenue from services	4,965	4,658	4,613
Revenue from product sales and services	17,062	17,814	18,194
Cost of product sales	(8,355)	(9,007)	(9,464)
Cost of services	(3,780)	(3,431)	(3,422)
Cost of product sales and services	(12,135)	(12,438)	(12,886)
Engineering, selling and administrative expenses	(2,998)	(3,280)	(3,315)
Business divestiture-related gains (losses), net	—	220	(51)
Impairment of goodwill and other assets	(802)	(207)	(767)
Non-operating income, net	425	439	401
Interest expense, net	(279)	(265)	(254)
Income from continuing operations before income taxes	1,273	2,283	1,322
Income taxes	(212)	(440)	(234)
Income from continuing operations	1,061	1,843	1,088
Discontinued operations, net of income taxes	—	(1)	(2)
Net income	1,061	1,842	1,086
Noncontrolling interests, net of income taxes	1	4	33
Net income attributable to L3Harris Technologies, Inc.	$1,062	$1,846	$1,119

Amount attributable to L3Harris Technologies, Inc. common shareholders
Income from continuing operations	$1,062	$1,847	$1,121
Discontinued operations, net of income taxes	—	(1)	(2)
Net income	$1,062	$1,846	$1,119

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic
Continuing operations	$5.54	$9.17	$5.24
Discontinued operations	—	—	(0.01)
	$5.54	$9.17	$5.23

Diluted	$5.49	$9.09	$5.19
See accompanying Notes to Consolidated Financial Statements.

_____________________________________________________________________

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

Net income	$1,061	$1,842	$1,086
Other comprehensive income:
Foreign currency translation (loss) gain, net of income taxes	(119)	(63)	16
Net unrealized loss on hedging derivatives, net of income taxes	(8)	(3)	(31)
Net unrecognized (loss) gain on postretirement obligations, net of income taxes	(26)	758	(313)
Other comprehensive (loss) income, recognized during the period	(153)	692	(328)
Reclassification adjustments for losses (gains) included in net income	11	1	(3)
Other comprehensive (loss) income, net of income taxes	(142)	693	(331)
Total comprehensive income	919	2,535	755
Comprehensive loss attributable to noncontrolling interests	1	4	33
Total comprehensive income attributable to L3Harris Technologies, Inc.	$920	$2,539	$788
See accompanying Notes to Consolidated Financial Statements.

_____________________________________________________________________

CONSOLIDATED BALANCE SHEET

(In millions, except shares)	December 30, 2022	December 31, 2021

Assets
Current Assets
Cash and cash equivalents	$880	$941
Receivables, net	1,251	1,045
Contract assets	2,987	3,021
Inventories	1,291	982
Income taxes receivable	40	98
Other current assets	258	272
Assets of business held for sale	47	—
Total current assets	6,754	6,359
Non-current Assets
Property, plant and equipment, net	2,104	2,101
Operating lease right-of-use assets	756	769
Goodwill	17,283	18,189
Other intangible assets, net	6,001	6,640
Deferred income taxes	73	85
Other non-current assets	553	566
Total non-current assets	26,770	28,350
	$33,524	$34,709
Liabilities and Equity
Current Liabilities
Short-term debt	$2	$2
Accounts payable	1,945	1,767
Contract liabilities	1,400	1,297
Compensation and benefits	398	444
Other accrued items	818	1,002
Income taxes payable	376	28
Current portion of long-term debt, net	818	11
Liabilities of business held for sale	19	—
Total current liabilities	5,776	4,551
Non-current Liabilities
Defined benefit plans	262	614
Operating lease liabilities	741	768
Long-term debt, net	6,225	7,048
Deferred income taxes	719	1,344
Other long-term liabilities	1,177	1,065
Total non-current liabilities	9,124	10,839
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 190,611,458 and 193,511,401 shares at December 30, 2022 and December 31, 2021, respectively	191	194
Other capital	15,677	16,248
Retained earnings	2,943	2,917
Accumulated other comprehensive loss	(288)	(146)
Total shareholders’ equity	18,523	19,213
Noncontrolling interests	101	106
Total equity	18,624	19,319
	$33,524	$34,709
See accompanying Notes to Consolidated Financial Statements.
_____________________________________________________________________

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

Operating Activities
Net income	$1,061	$1,842	$1,086
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	605	627	709
Depreciation and other amortization	333	340	323
Share-based compensation	109	129	94
Share-based matching contributions under defined contribution plans	216	219	216
Pension and other postretirement benefit plan income	(395)	(375)	(321)
Goodwill and asset impairment charges	802	244	767
Business divestiture-related (gains) losses, net	—	(220)	51
Loss (gain) on sale of property, plant and equipment	6	—	(22)
Deferred income taxes	(596)	(114)	(215)
(Increase) decrease in:
Receivables, net	(210)	217	(250)
Contract assets	23	(820)	(116)
Inventories	(310)	(68)	60
Prepaid expenses and other current assets	13	23	57
Increase (decrease) in:
Accounts payable	180	430	173
Contract liabilities	121	178	14
Compensation and benefits	(45)	(44)	43
Other accrued items	(181)	20	41
Income taxes	499	190	61
Other	(73)	(131)	19
Net cash provided by operating activities	2,158	2,687	2,790
Investing Activities
Additions to property, plant and equipment	(252)	(342)	(368)
Proceeds from sale of property, plant and equipment, net	14	7	91
Proceeds from sales of businesses, net	5	1,729	1,040
Proceeds from sale of asset group, net	18	10	—
Cash used for equity investments	(47)	(14)	(12)
Other investing activities	12	4	—
Net cash (used in) provided by investing activities	(250)	1,394	751
Financing Activities
Net proceeds from borrowings	4	6	901
Repayments of borrowings	(14)	(13)	(931)
Payments of interest rate derivative obligations	—	—	(113)
Proceeds from exercises of employee stock options	57	97	56
Repurchases of common stock	(1,083)	(3,675)	(2,290)
Cash dividends	(864)	(817)	(725)
Tax withholding payments associated with vested share-based awards	(45)	(5)	(4)
Other financing activities	(6)	(6)	(6)
Net cash used in financing activities	(1,951)	(4,413)	(3,112)
Effect of exchange rate changes on cash and cash equivalents	(18)	(3)	23
Net (decrease) increase in cash and cash equivalents	(61)	(335)	452
Cash and cash equivalents, beginning of period	941	1,276	824
Cash and cash equivalents, end of period	$880	$941	$1,276
See accompanying Notes to Consolidated Financial Statements.
_____________________________________________________________________

CONSOLIDATED STATEMENT OF EQUITY

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

Balance at January 3, 2020	$218	$20,694	$2,183	$(508)	$157	$22,744
Net income (loss)	—	—	1,119	—	(33)	1,086
Other comprehensive loss, net of income taxes	—	—	—	(331)	—	(331)
Shares issued under stock incentive plans	1	55	—	—	—	56
Shares issued under defined contribution plans	1	215	—	—	—	216
Share-based compensation expense	—	93	—	—	—	93
Tax withholding payments on share-based awards	—	(4)	—	—	—	(4)
Repurchases and retirement of common stock	(12)	(2,046)	(232)	—	—	(2,290)
Cash dividends ($3.40 per share)	—	—	(725)	—	—	(725)
Other	—	1	2	—	(7)	(4)
Balance at January 1, 2021	208	19,008	2,347	(839)	117	20,841
Net income (loss)	—	—	1,846	—	(4)	1,842
Other comprehensive income, net of income taxes	—	—	—	693	—	693
Shares issued under stock incentive plans	1	96	—	—	—	97
Shares issued under defined contribution plans	1	218	—	—	—	219
Share-based compensation expense	—	129	—	—	—	129
Tax withholding payments on share-based awards	—	(5)	—	—	—	(5)
Repurchases and retirement of common stock	(17)	(3,199)	(459)	—	—	(3,675)
Cash dividends ($4.08 per share)	—	—	(817)	—	—	(817)
Other	1	1	—	—	(7)	(5)
Balance at December 31, 2021	194	16,248	2,917	(146)	106	19,319
Net income (loss)	—	—	1,062	—	(1)	1,061
Other comprehensive loss, net of income taxes	—	—	—	(142)	—	(142)
Shares issued under stock incentive plans	1	56	—	—	—	57
Shares issued under defined contribution plans	1	215	—	—	—	216
Share-based compensation expense	—	109	—	—	—	109
Tax withholding payments on share-based awards	—	(45)	—	—	—	(45)
Repurchases and retirement of common stock	(5)	(907)	(171)	—	—	(1,083)
Cash dividends ($4.48 per share)	—	—	(864)	—	—	(864)
Other	—	1	(1)	—	(4)	(4)
Balance at December 30, 2022	$191	$15,677	$2,943	$(288)	$101	$18,624
See accompanying Notes to Consolidated Financial Statements.
_____________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Organization — L3Harris Technologies, Inc., together with its subsidiaries, is a Trusted Disruptor for the global aerospace and defense industry. With customers’ mission-critical needs in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of December 30, 2022, we had approximately 46,000 employees, including approximately 20,000 engineers and scientists.
Principles of Consolidation — Our Consolidated Financial Statements include the accounts of L3Harris Technologies, Inc. and its consolidated subsidiaries. As used in these Notes to the Consolidated Financial Statements, the terms “L3Harris,” “Company,” “we,” “our” and “us” refer to L3Harris Technologies, Inc. and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated.
Amounts contained in this Report may not always add to totals due to rounding.
Fiscal Year — Our fiscal year ends on the Friday nearest December 31. Fiscal 2022, fiscal 2021 and fiscal 2020 each included 52 weeks.
Organizational Structure and Change in Accounting Policy — We implemented a new organizational structure effective January 1, 2022, resulting in changes to our operating segments, which are also our reportable segments and are referred to as our business segments. The new structure streamlined our business segments from four to three business segments. Our former Aviation Systems segment was eliminated as a business segment.
We updated our business segment reporting and accounting policies for pension and OPEB income or expense to better align our presentation of business segment information with our industry peers. Our business segment operating results include pension and OPEB cost under CAS, as CAS pension and OPEB cost is allocable to and allowable under contracts with the U.S. Government. We no longer assign or allocate FAS pension and OPEB income or expense to our business segments. GAAP requires pension and OPEB income or expense to be recognized on a FAS basis. Therefore, we present a “FAS/CAS operating adjustment” outside of business segment results, representing the difference between the service cost component of FAS pension and OPEB income or expense and total CAS pension and OPEB cost or expense. Non-service cost components of FAS pension and OPEB income or expense are included as a component of the Non-operating income, net line item in our Consolidated Statement of Operations.
During the quarter ended April 3, 2020, we adjusted our segment reporting to better align our businesses and transferred two businesses between our IMS and SAS segments.
The historical results, discussion and presentation of our business segments as set forth in the accompanying Consolidated Financial Statements and these Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of operations, balance sheets, statements of cash flows or statements of equity resulting from these changes. See Note 24: Business Segments in these Notes for information regarding our segment structure and pension presentation effective in fiscal 2022.
Divestitures — See Note 4: Business Divestitures and Asset Sales in these Notes for information regarding the divestitures and other asset sales by us in fiscal 2022, 2021 and 2020.
Use of Estimates — The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the accompanying Consolidated Financial Statements and these Notes and related disclosures. These estimates and assumptions are based on experience and other information available prior to issuance of the accompanying Consolidated Financial Statements and these Notes. Materially different results can occur as circumstances change and additional information becomes known.
Reclassifications — The classification of certain prior year amounts have been adjusted in our Consolidated Financial Statements and these Notes to conform to current year classifications.
Supplemental Cash Flow Information — Non-cash investing and financing activities during fiscal 2022 and 2021 included a $20 million and $120 million, respectively, right-of-use (“ROU”) asset we obtained in exchange for a corresponding finance lease liability. These non-cash investing and financing activities are excluded from the “Additions of property, plant and equipment” and “Net proceeds from borrowings” line items in our Consolidated Statement of Cash Flows. Right-of-use assets for finance leases are included in the “Property, plant and equipment,
_____________________________________________________________________

net” line item and the corresponding finance lease liabilities are included in the “Current portion of long-term debt, net” and “Long-term debt, net” line items in our Consolidated Balance Sheet.
Non-cash investing and financing activities during fiscal 2022 and 2021 included a $123 million and $260 million right-of-use asset we obtained in exchange for a corresponding operating lease liability. These non-cash investing and financing activities are excluded from the “Other investing” and “Other financing” line items in our Consolidated Statement of Cash Flows. Right-of-use assets for operating leases are included in the “Operating lease right-of-use assets” line item and the corresponding operating lease liabilities are included in the “Other accrued items” and “Operating lease liabilities” line items in our Consolidated Balance Sheet.
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
•Level 3 — Unobservable inputs that are supported by little or no market activity, are significant to the fair value of the assets or liabilities and reflect our own assumptions about the assumptions market participants would use in pricing the asset or liability developed using the best information available in the circumstances.
In certain instances, fair value is estimated using quoted market prices obtained from external pricing services. In obtaining such data from the pricing service, we have evaluated the methodologies used to develop the estimate of fair value in order to assess whether such valuations are representative of fair value, including NAV. Additionally, in certain circumstances, the NAV reported by an asset manager may be adjusted when sufficient evidence indicates NAV is not representative of fair value.
Accounts Receivable — We record receivables at net realizable value and they generally do not bear interest. This value includes an allowance for estimated uncollectible accounts to reflect any losses anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. We calculate this allowance at inception based on expected loss over the life of the receivable. We consider historical write-offs by customer, level of past due accounts and economic status of the customers. A receivable is considered delinquent if it is unpaid after the term of the related invoice has expired. Write-offs are recorded at the time a customer receivable is deemed uncollectible. See Note 5: Receivables, Net in these Notes for additional information regarding accounts receivable.
Contract Assets and Liabilities — The timing of revenue recognition, customer billings and cash collections results in accounts receivable, contract assets and contract liabilities at the end of each reporting period. Contract assets include unbilled amounts typically resulting from revenue recognized exceeding amounts billed to customers for contracts utilizing the POC cost-to-cost revenue recognition method. We bill customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries and, in certain arrangements, the customer may withhold payment of a portion of the contract price until contract completion. Contract liabilities include advance payments and billings in excess of
_____________________________________________________________________

revenue recognized, including deferred revenue. Contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period. The non-current portion of contract liabilities is included within the “Other long-term liabilities” line item in our Consolidated Balance Sheet.
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
Costs to Obtain or Fulfill a Contract — Costs to obtain a contract are incremental direct costs incurred to obtain a contract with a customer, including sales commissions and dealer fees, and are capitalized if material. Costs to fulfill a contract include costs directly related to a contract or a specific anticipated contract (for example, mobilization, set-up and certain design costs) that generate or enhance our ability to satisfy our performance obligations under these contracts. These costs are capitalized to the extent they are expected to be recovered from the associated contract. Capitalized costs to obtain or fulfill a contract are amortized to expense over the expected period of benefit for contracts with terms greater than one year on a systematic basis that is consistent with the pattern of transfer of the associated goods and services to the customer. As a practical expedient, capitalized costs to obtain or fulfill a contract with a term of one year or less are expensed as incurred. Capitalized costs to obtain or fulfill a contract included in the “Other current assets” and “Other non-current assets” line items in our Consolidated Balance Sheet were $16 million and $25 million, respectively, at December 30, 2022 and $11 million and $26 million, respectively, at December 31, 2021.
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
We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is our business segment level or one level below the business segment. We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter, or under certain circumstances more frequently, such as when events or circumstances indicate there may be impairment. Such events or circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business or the disposal of all or a portion of a reporting unit.
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
_____________________________________________________________________

based purely on our stock price and outstanding shares with fair value determined by using all of the above-described models, is reasonable.
If we determine it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, we measure any loss from an impairment by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired, and an impairment loss is recognized in an amount equal to that excess. See Note 4: Business Divestitures and Asset Sales and Note 9: Goodwill in these Notes for additional information regarding goodwill.
Long-Lived Assets, Including Intangible Assets — Long-lived assets, including finite-lived intangible assets, are amortized to expense over their useful lives either according to the underlying economic benefit as reflected by future net cash inflows or on a straight-line basis depending on the nature of the asset.
We assess the recoverability of the carrying value of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows were less than the carrying amount of the asset, a loss would be recognized for the difference between the fair value and the carrying amount. Indefinite-lived intangible assets are not amortized, but are tested annually for impairment, or under certain circumstances more frequently, such as when events and circumstances indicate there may be an impairment. This testing compares the fair value of the asset to its carrying amount, and, when appropriate, the carrying amount of these assets is reduced to its fair value. See Note 8: Property, Plant and Equipment, Net and Note 10: Intangible Assets in these Notes for additional information regarding long-lived assets and intangible assets.
Leases — We recognize ROU assets and lease liabilities in our Consolidated Balance Sheet for operating and finance leases under which we are the lessee. As a practical expedient, leases with a term of twelve months or less (including reasonably certain extension periods) and leases with expected lease payments of less than $250 thousand are expensed as incurred.
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
Operating lease expense is recognized as an operating cost on a straight-line basis over the expected lease term in our Consolidated Statement of Operations. For finance leases, the asset is amortized on a straight-line basis over the lease term, and interest on the lease liability is recognized in interest expense.
We are a lessor for certain flight simulators and aircraft which meet the criteria for operating lease classification. Lease income associated with these leases was not material in fiscal 2022, 2021 or 2020.
See Note 18: Lease Commitments in these Notes for additional information regarding leases.
Other Assets and Liabilities — No assets within the “Other current assets” or “Other non-current assets” line items in our Consolidated Balance Sheet exceeded 5% of our total current assets or total assets, respectively, at December 30, 2022 or December 31, 2021. No accrued liabilities or expenses within the “Other accrued items” or “Other long-term liabilities” line items in our Consolidated Balance Sheet exceeded 5% of our total current liabilities or total liabilities, respectively, at December 30, 2022 or December 31, 2021.
_____________________________________________________________________

Income Taxes — We follow the asset and liability method of accounting for income taxes, required by ASC 740. We record deferred tax assets and liabilities for differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
The implementation of a modified territorial tax system by the TCJA subjects us to tax on our Global Intangible Low-Taxed Income (“GILTI”) starting with fiscal 2019. The Financial Accounting Standards Board has permitted companies to make an accounting policy decision to either (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred (“period cost method”) or (2) factor such amounts into the measurement of its deferred taxes (“deferred method”). We have elected to use the period cost method.
See Note 22: Income Taxes in these Notes for additional information regarding income taxes.
Standard Warranties — We record estimated standard warranty costs in the period that control of the related products transfers to the customer. Factors that affect the estimated cost for warranties include the terms of the contract, the type and complexity of the delivered product, the number of installed units, historical experience and management’s assumptions regarding anticipated rates of warranty claims and cost per claim. Our standard warranties start from the shipment, delivery or customer acceptance date and continue as follows:

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
_____________________________________________________________________

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
Point-in-Time Revenue Recognition: Our performance obligations are satisfied at a point in time unless they meet at least one of the following criteria, in which case they are satisfied over time:
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
Over-Time Revenue Recognition: For U.S. Government development and production contracts, there is a continuous transfer of control of the asset to the customer as it is being produced based on FAR clauses in the contract that provide the customer with lien rights to work in process and allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. This also typically applies to our contracts with prime contractors for U.S. Government
_____________________________________________________________________

development and production contracts, when the above-described FAR clauses are flowed down to us by the prime contractors.
Our non-U.S. Government development and production contracts, including international direct commercial contracts and U.S. contracts with state and local agencies, utilities, commercial and transportation organizations, often do not include the FAR clauses described above. However, over-time revenue recognition is typically supported either through our performance creating or enhancing an asset that the customer controls as it is created or enhanced or based on other contractual provisions or relevant laws that provide us with an enforceable right to payment for our work performed to date plus a reasonable profit if our customer were permitted to and did terminate the contract for reasons other than our failure to perform as promised.
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
For performance obligations to provide services that are satisfied over time, we recognize revenue either on a straight-line basis, the POC cost-to-cost method or based on the right-to-invoice method (i.e., based on our right to bill the customer), depending on which method best depicts transfer of control to the customer.
Contract Estimates: Under the POC cost-to-cost method of revenue recognition, a single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. Recognition of profit on a contract requires estimates of the total cost at completion and transaction price and the measurement of progress towards completion. Due to the long-term nature of many of our contracts, developing the estimated total cost at completion and total transaction price often requires judgment. Factors that must be considered in estimating the cost of the work to be completed include the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Factors that must be considered in estimating the total transaction price include contractual cost or performance incentives (such as incentive fees, award fees and penalties) and other forms of variable consideration, as well as our historical experience and our expectation for performance on the contract. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. After establishing the estimated total cost at completion, we follow a standard EAC process in which we review the progress and performance on our ongoing contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, as the contract progresses, our estimates of total transaction price may increase or decrease if, for example, we receive award fees that are higher or lower than expected. When adjustments in estimated total costs at completion or in estimated total transaction price are determined, the related impact on operating income is recognized using the cumulative catch-up method, which recognizes in the current period the cumulative effect of such adjustments for all prior periods. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident.
Net EAC adjustments had the following impact to earnings for the periods presented:

	Fiscal Year Ended
(In millions, except per share amounts)	December 30, 2022	December 31, 2021	January 1, 2021

Net EAC adjustments, before income taxes	$36	$304	$400
Net EAC adjustments, net of income taxes	27	228	300
Net EAC adjustments, net of income taxes, per diluted share	0.14	1.12	1.39
Revenue recognized from performance obligations satisfied in prior periods was $110 million, $402 million and $493 million in fiscal 2022, 2021 and 2020, respectively.
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
_____________________________________________________________________

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
Pension and Postretirement Benefits — Defined benefit plans that we sponsor are accounted for as defined benefit pension and other postretirement defined benefit plans (collectively referred to as “defined benefit plans”). Accordingly, the funded or unfunded position of each defined benefit plan is recorded in our Consolidated Balance Sheet. Actuarial gains and losses and prior service costs or credits that have not yet been recognized through income are recorded in the “Accumulated other comprehensive loss” line item within equity in our Consolidated Balance Sheet, net of taxes, until they are amortized as a component of net periodic benefit income. The determination of benefit obligations and the recognition of expenses related to defined benefit plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, the rate of future compensation increases, mortality, termination and health care cost trend rates. We develop each assumption using relevant Company experience in conjunction with market-related data. Actuarial assumptions are reviewed annually with third-party consultants and adjusted as appropriate. For the recognition of net periodic benefit income, the calculation of the long-term expected return on plan assets is generally derived using a market-related value of plan assets based on yearly average asset values at the measurement date over the last five years, to be phased in over five years. Actual results that differ from our assumptions are accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants. The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date. The measurement date for valuing defined benefit plan assets and obligations is the end of the month closest to our fiscal year end.
We record the service cost component of net periodic benefit income in the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Consolidated Statement of Operations. The non-service cost components of net periodic benefit income are included in the “Non-operating income” line item in our Consolidated Statement of Operations.
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
_____________________________________________________________________

As of December 30, 2022, we were named, and continue to be named, as a potentially responsible party at 82 sites where future liabilities could exist. These sites included 8 sites owned by us, 63 sites associated with our former and current locations or operations and 11 hazardous waste treatment, storage or disposal facility sites not owned by us that contain hazardous substances allegedly attributable to us from past operations.
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was $113 million. The current portion of our estimated environmental liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet.
The relevant factors we considered in estimating our potential liabilities under applicable environmental statutes and regulations included some or all of the following as to each site: incomplete information regarding particular sites and other potentially responsible parties; uncertainty regarding the extent of investigation or remediation; our share, if any, of liability for such conditions; the selection of alternative remedial approaches; changes in environmental standards and regulatory requirements; probable insurance proceeds; cost-sharing agreements with other parties; and potential indemnification from successor and predecessor owners of these sites. We do not believe that any uncertainties regarding these relevant factors will materially affect our potential liability under applicable environmental statutes and regulations. We believe the total amount accrued is appropriate based on existing facts and circumstances, although we note the total amount accrued may increase or decrease in future years.
Financial Guarantees and Commercial Commitments — Financial guarantees are contingent commitments issued to guarantee the performance of a customer to a third party in borrowing arrangements, such as commercial paper issuances, bond financings and similar transactions.
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily related to the guarantee of future performance on certain contracts to provide products and services to customers and to obtain insurance policies with our insurance carriers.
As of December 30, 2022, we had commercial commitments on outstanding surety bonds of $545 million and standby letters of credit of $707 million. There were no other such financial guarantees and commercial commitments accrued for in our Consolidated Balance Sheet.
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
Income From Continuing Operations Per Share — For all periods presented in our Consolidated Financial Statements and these Notes, income from continuing operations per share (“EPS”) is computed using the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends paid and participation rights in undistributed earnings. Under the two-class method, income from continuing operations per common share is computed by dividing the sum of earnings distributed to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Income from continuing operations per diluted common share is computed using the more dilutive of the two-class method or the treasury stock method. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted-average shares outstanding during the period. See Note 16: Earnings Per Share in these Notes for additional information regarding weighted-average shares outstanding.
Business Segments — We evaluate each business segment’s performance based on its operating income or loss, which we define as profit or loss from operations before income taxes, excluding FAS/CAS operating adjustment, interest income and expense, royalties and related intellectual property expenses, equity method
_____________________________________________________________________

investment income or loss and gains or losses from securities and other investments. Intersegment sales are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in Note 24: Business Segments in these Notes represents the elimination of intersegment sales. Corporate expenses are primarily allocated to our business segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. The “Unallocated corporate department expense, net” line item in Note 24: Business Segments in these Notes represents the portion of corporate expenses not allocated to our business segments or elimination of intersegment profits. The “FAS/CAS operating adjustment” line item in Note 24: Business Segments in these Notes represents the difference between the service cost component of FAS pension and OPEB income or expense and total CAS pension and OPEB income or expense. Non-service cost components of FAS pension and OPEB income or expense are included in the “Non-operating income, net” line item in our Consolidated Statement of Operations. The non-service cost components of net periodic pension and postretirement benefit income includes interest cost, expected return on plan assets, amortization of net actuarial gain or loss and effect of curtailments or settlements under our pension and postretirement benefit plans.
NOTE 2: ACCOUNTING CHANGES OR RECENT ACCOUNTING PRONOUNCEMENTS
Accounting standards updates adopted and/or issued, but not effective until after December 30, 2022, are not expected to have a material effect on our Consolidated Financial Statements, and there have been no new accounting changes or recent accounting pronouncements which became effective during fiscal 2022 that materially impacted our Consolidated Financial Statements.
NOTE 3: ACQUISITIONS
Acquisition of TDL Product Line
On October 3, 2022, we entered into a definitive agreement to acquire the TDL product line for a purchase price of approximately $1.96 billion, subject to customary adjustments. The acquisition was completed subsequent to fiscal 2022 year-end on January 3, 2023. We used third-party debt borrowings under the Term Loan 2025 to finance the acquisition. The purchase of the TDL product line will enhance our networking capability and provide immediate access to the ubiquitous Link 16 waveform, better positioning us to enable the DoD’s integrated architecture goal in JADC2. The TDL product line will be reported within our CS segment.
Pending Acquisition of AJRD
On December 17, 2022, we entered into a definitive agreement to acquire AJRD in an all-cash transaction of approximately $4.7 billion. AJRD is a provider of propulsion systems and energetics for tactical and strategic missiles, missile defense systems and hypersonic applications. AJRD also provides liquid-fuel engines and propulsion and power systems for in-space crew and cargo transports. Upon closure of the acquisition, we anticipate creating a new business segment. The acquisition is expected to close in fiscal 2023, pending required regulatory approvals and clearances and other customary closing conditions.
NOTE 4: BUSINESS DIVESTITURES AND ASSET SALES
Completed Divestitures and Asset Sales — Fiscal 2022
During fiscal 2022, we completed the divestiture of our Space & Navigation business and asset sale of CyTerra, both from our IMS business segment for combined net cash proceeds of $23 million and recognized a pre-tax gain of $8 million associated with the asset sale included in the “Engineering, selling and administrative expenses” line of our Consolidated Statement of Operations for fiscal 2022.
_____________________________________________________________________

Completed Divestitures and Asset Sales — Fiscal 2021 and Fiscal 2020
The following table presents information regarding business divestitures completed during fiscal 2021 and fiscal 2020:

(In millions)	Business Segment(1)	Date of Divestiture	Sale Price	Net Cash Proceeds(2)

Fiscal 2021
Narda-MITEQ business(3)	Other non-reportable businesses(12)	December 6, 2021	$75	$76
ESSCO business(4)	Other non-reportable businesses(12)	November 26, 2021	55	53
Electron Devices business(5)	Other non-reportable businesses(12)	October 1, 2021	185	173
VSE disposal group(6)	Other non-reportable businesses(12)	July 30, 2021	20	19
CPS business(7)	Other non-reportable businesses(12)	July 2, 2021	398	347
Military training business(8)	Other non-reportable businesses(12)	July 2, 2021	1,050	1,059
			$1,783	$1,727
Fiscal 2020
EOTech business(9)	Communication Systems	July 31, 2020	$42	$40
Applied Kilovolts business(10)	Space & Airborne Systems	May 15, 2020	12	12
Airport security and automation business(11)	Other non-reportable businesses(12)	May 4, 2020	1,000	987
			$1,054	$1,039
_______________
(1) Business segment in which the operating results of each divested business was reported through the date of divestiture.
(2) Net cash proceeds after selling costs and purchase price adjustments.
(3) The Narda-MITEQ business manufactured component, SATCOM and radio frequency safety products for both military and commercial markets.
(4) The ESSCO business manufactured metal space frame ground radomes and composite structures.
(5) The Electron Devices and Narda Microwave-West divisions (“Electron Devices business”) manufactured microwave devices for ground-based, airborne and SATCOM and radar.
(6) The VSE disposal group provided voice over internet protocol systems for air traffic management communications.
(7) The CPS business engineered, designed and manufactured engines, transmissions, suspensions and turret drive systems for tracked and wheeled combat vehicle systems.
(8) The military training business provided flight simulation solutions and training services to the DoD and foreign military agencies.
(9) The EOTech business manufactured holographic sighting systems, magnified field optics and accessories for military, law enforcement and commercial markets around the world.
(10) The Applied Kilovolts and Analytical Instrumentation business (“Applied Kilovolts business”) manufactured high-voltage power supplies and ion detectors for customers in fields such as biotechnology, materials science, healthcare, forensics, environmental sciences and homeland security.
(11) The Security & Detection Systems and MacDonald Humfrey Automation solutions business (“airport security and automation business”) provided solutions used by the aviation and transportation industries, regulatory and customs authorities, government and law enforcement agencies and commercial and other high-security facilities.
(12) Formerly our Aviation Systems segment.
Assets and Liabilities Held for Sale
On December 21, 2022, we entered into a definitive agreement to sell our VIS business for $70 million, subject to customary purchase price adjustments and closing conditions as set forth in the definitive agreement. VIS, which is part of our SAS segment, provides commercial geospatial software, technology and services used to extract and analyze reliable, accurate and actionable information from geospatial to terrestrial imagery. The transaction is expected to close mid-fiscal 2023, subject to regulatory approvals. The carrying amounts of the assets and liabilities of the VIS business classified as held for sale in our Consolidated Balance Sheet as of December 30, 2022 were $47 million and $19 million, respectively. Assets at December 30, 2022 consisted primarily of $30 million and $10 million in goodwill and intangible assets, respectively. See Note 9: Goodwill in these Notes for additional information.
There were no assets or liabilities classified as held for sale at December 31, 2021.
Income Before Income Taxes Attributable to Businesses Divested
There was no significant income before income taxes attributable to our Space & Navigation business divested during fiscal 2022.
_____________________________________________________________________

In fiscal 2021 and fiscal 2020, we had the following significant income before income taxes attributable to businesses divested in our Consolidated Statement of Operations:

	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021

Electron Devices business	$44	$33
CPS business	53	62
Military training business	35	84
Business Divestiture-Related Gains (Losses), net
In fiscal 2022, there were no significant business divestiture-related gains or losses. In fiscal 2021 and fiscal 2020, we had the following pre-tax gains (losses) associated with businesses divested, which are included in the “Business divestiture-related gains (losses), net” line item in our Consolidated Statement of Operations:

	Fiscal Year Ended
(In millions)	December 31, 2021	January 1, 2021

Narda-MITEQ business	$(9)	$—
ESSCO business	31	—
Electron Devices business	31	—
VSE disposal group(1)	(29)	(18)
CPS business(2)	(19)	—
Military training business	217	—
EOTech	—	2
Airport security and automation business	—	(23)
Other(3)	(2)	(12)
Total Business divestiture-related gains (losses), net	$220	$(51)
_______________
(1)During the quarter ended July 3, 2020, upon classifying the VSE disposal group as held for sale, we recorded a non-cash impairment charge of $14 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations for fiscal 2020. We recognized an $18 million non-cash remeasurement loss related to the VSE disposal group during fiscal 2020.
(2)During the quarter ended April 2, 2021, upon classifying the CPS business as held for sale, we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations for fiscal 2021. See Note 9: Goodwill in these Notes for additional information.
(3)Reflects adjustments to the gains and losses on completed divestitures not shown above, including for fiscal 2020, $12 million for finalization of purchase price adjustments and recognition of a non-cash adjustment related to working capital, which decreased the $229 million gain initially recognized on the sale of the Harris Night Vision business divested on September 13, 2019.
Fair Value of Businesses and Goodwill Allocation
For purposes of allocating goodwill to the disposal groups that represented a portion of a reporting unit, we determine the fair value of each disposal group based on the respective negotiated selling price (or estimated net cash proceeds, in the case of no negotiated selling price), and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 1: Significant Accounting Policies in these Notes for additional information regarding the fair value hierarchy and see Note 9: Goodwill in these Notes for additional information regarding the impairment of goodwill related to our business divestitures.
_____________________________________________________________________

NOTE 5: RECEIVABLES, NET
Receivables, net are summarized below:

(In millions)	December 30, 2022	December 31, 2021

Accounts receivable	$1,291	$1,088
Less: allowances for collection losses	(40)	(43)
Receivables, net	$1,251	$1,045
We have two RSAs with two separate third-party financial institutions that permit us to sell, on a non-recourse basis, up to $100 million each of outstanding receivables at any given time. From time to time, we have sold certain customer receivables under the RSAs, which we continue to service and collect on behalf of the third-party financial institutions and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. We did not have outstanding accounts receivable sold pursuant to the RSAs at December 30, 2022. Outstanding accounts receivable sold pursuant to the RSAs were $99.9 million at December 31, 2021, for net cash proceeds of $99.8 million.
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
Contract assets and liabilities in fiscal 2022 were impacted primarily by the timing of contractual billing milestones.
Contract assets and contract liabilities are summarized below:

(In millions)	December 30, 2022	December 31, 2021

Contract assets	$2,987	$3,021
Contract liabilities, current	(1,400)	(1,297)
Contract liabilities, non-current(1)	(117)	(107)
Net contract assets	$1,470	$1,617
_______________
(1)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Consolidated Balance Sheet.
The components of contract assets are summarized below:

(In millions)	December 30, 2022	December 31, 2021

Unbilled contract receivables, gross	$4,629	$4,921
Unliquidated progress payments and advances	(1,642)	(1,900)
Contract assets	$2,987	$3,021
In fiscal 2022, 2021 and 2020, we recognized $1,057 million, $930 million and $974 million, respectively, of revenue related to contract liabilities that were outstanding at the end of the respective prior fiscal year.
_____________________________________________________________________

NOTE 7: INVENTORIES
Inventories are summarized below:

(In millions)	December 30, 2022	December 31, 2021

Finished products	$181	$141
Work in process	396	335
Materials and supplies	714	506
Inventories	$1,291	$982
NOTE 8: PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net are summarized below:

(In millions)	December 30, 2022	December 31, 2021

Land	$78	$79
Software capitalized for internal use	686	576
Buildings	1,251	1,236
Machinery and equipment	2,322	2,177
	4,337	4,068
Less: accumulated depreciation and amortization	(2,233)	(1,967)
Property, plant and equipment, net	$2,104	$2,101
Depreciation and amortization expense related to property, plant and equipment was $342 million, $343 million and $318 million in fiscal 2022, 2021 and 2020, respectively.
CTS Impairment - Fiscal 2021
In fiscal 2021, as discussed in more detail in Note 10: Intangible Assets in these Notes, in conjunction with, and in advance of, the tests of goodwill related to our CTS reporting unit, we recorded an $82 million non-cash impairment charge for long-lived assets, consisting of $19 million, $56 million and $7 million of impairment charges for right-of-use assets, property, plant and equipment and marketable software, respectively, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations for fiscal 2021.
Commercial Aviation Solutions Impairment - Fiscal 2020
In fiscal 2020, as discussed in more detail in Note 9: Goodwill and Note 10: Intangible Assets in these Notes, in conjunction with, and in advance of, the tests of goodwill related to our Commercial Aviation Solutions reporting unit, we recorded a $257 million non-cash impairment charge for long-lived assets, including a $103 million impairment charge for property, plant and equipment, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations for fiscal 2020.
_____________________________________________________________________

NOTE 9: GOODWILL
The assignment of goodwill and changes in the carrying amount of goodwill, by business segment, for fiscal 2022 and 2021 were as follows:

(In millions)	Integrated Mission Systems	Space & Airborne Systems	Communication Systems	Aviation Systems(2)	Total

Balance at January 1, 2021	$6,499	$5,232	$4,153	$2,992	$18,876
Goodwill decrease from divestitures(1)	—	—	—	(564)	(564)
Impairment of goodwill	—	—	—	(62)	(62)
Currency translation adjustments	(14)	(30)	—	(17)	(61)
Balance at December 31, 2021 - As Reported	6,485	5,202	4,153	2,349	18,189
Reallocation of goodwill in segment reorganization(2)	1,702	647	—	(2,349)	—
Balance at December 31, 2021 - After Reallocation	8,187	5,849	4,153	—	18,189
Assets of business held for sale(1)	—	(30)	—	—	(30)
Impairment of goodwill	(447)	—	(355)	—	(802)
Currency translation adjustments	(31)	(41)	(2)	—	(74)
Balance at December 30, 2022	$7,709	$5,778	$3,796	$—	$17,283
_______________
(1)During fiscal 2022, we assigned $30 million of goodwill associated with the pending VIS business divestiture to “Assets of business held for sale ” in our Consolidated Balance Sheet. During fiscal 2021, we completed the divestiture of six businesses (Narda-MITEQ business, ESSCO business, CPS business, military training business, Electron Devices business and VSE disposal group) and derecognized $564 million of goodwill as part of determining the gain or loss on the sales of these businesses. See Note 4: Business Divestitures and Asset Sales in these Notes for additional information regarding completed divestitures and businesses held for sale.
(2)As a result of our new organizational structure effective January 1, 2022, streamlining our operations from four business segments to three business segments, we reallocated goodwill previously held by our former Aviation Systems segment to our remaining business segments as of January 1, 2021, the earliest period presented in these Notes. See additional information below and “Organizational Structure and Change in Accounting Policy” in Note 1: Significant Accounting Policies in these Notes.
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
Precision Engagement Business Allocation and Impairment — Fiscal 2022
During the quarter ended September 30, 2022, we realigned our precision engagement business from our ADG reporting unit to our Electro Optical reporting unit. In connection with the realignment, we transferred $325 million of goodwill associated with the precision engagement business to our Electro Optical reporting unit on a relative fair value basis. Immediately before and after the reassignment, we tested goodwill assigned to each reporting unit. As a result of these tests, concurrently with the preparation of our financial statements for the quarter ended September 30, 2022, we concluded that goodwill related to our ADG reporting unit was impaired immediately before the reassignment and recorded a non-cash charge of $313 million for the impairment in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations. The impairment of goodwill was due to lower sales volume in our precision engagement business, reflecting U.S. Government spending priorities with respect to precision weapons, and higher interest rates. ADG and Electro Optical are both part of our IMS segment. We prepared an estimate of the fair value of our precision engagement business based on a combination of market-based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions and projected discounted cash flows.
Broadband, Electro Optical and ADG Interim Impairment Testing — Fiscal 2022
Indications of potential impairment of goodwill related to our Broadband, Electro Optical and ADG reporting units were present as of September 30, 2022. Consequently, in connection with the preparation of our financial
_____________________________________________________________________

statements for the quarter ended September 30, 2022, we performed interim impairment tests for each of these reporting units based on a combination of market-based valuation techniques, utilizing quoted market prices and comparable publicly reported transactions and projected discounted cash flows. We determined goodwill related to our Broadband and Electro Optical reporting units was impaired and goodwill related to our ADG reporting unit was not impaired as of September 30, 2022. As a result, we recorded $489 million of non-cash charges for the impairment of goodwill ($355 million and $134 million for Broadband and Electro Optical, respectively) in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations. Broadband is part of our CS segment (as noted above, Electro Optical is part of our IMS segment). The impairment of goodwill related to our Electro Optical reporting unit was due to persistently lower demand in the precision engagement business and an associated decrease in our outlook for the business, as well as rising interest rates. The impairment of goodwill related to our Broadband reporting unit was due to lower volume on legacy platforms, which also resulted in a decrease in our outlook for the reporting unit, and higher interest rates.
CPS Business Impairment — Fiscal 2021
During the quarter ended April 2, 2021, we determined the criteria to be classified as held for sale were met with respect to the CPS business within our Aviation Systems segment and assigned $174 million of goodwill to the disposal group on a relative fair value basis. In connection with the preparation of our financial statements for the quarter ended April 2, 2021, we concluded that goodwill related to the CPS business was impaired and we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations for fiscal 2021. See Note 4: Business Divestitures and Asset Sales in these Notes for additional information.
Commercial Aviation Solutions Impairments — Fiscal 2020
Indications of potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit (which is part of our former Aviation Systems segment) were present at April 3, 2020 due to COVID and its impact on global air traffic and customer operations, resulting in a decrease in fiscal 2020 outlook for the reporting unit, which we considered to be a triggering event requiring an interim impairment test. Consequently, in connection with the preparation of our financial statements for the quarter ended April 3, 2020, we performed a quantitative impairment test. To test for potential impairment of goodwill related to our Commercial Aviation Solutions reporting unit, we prepared an estimate of the fair value of the reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions and projected discounted cash flows. Given the level of uncertainty in the outlook for the commercial aviation industry caused by the impact of COVID on global air traffic, our methodology for determining the fair value of the reporting unit placed the greatest weight on the expected fair value technique, and was dependent on our best estimates of future sales, operating costs and balance sheet metrics under a range of scenarios for future economic conditions. We assigned a probability to each scenario to calculate a set of probability-weighted projected cash flows, and an appropriate discount rate reflecting the risk in the projected cash flows was used to discount the expected cash flows to present value.
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
As a result of these impairment tests, we concluded that goodwill and other assets related to our Commercial Aviation Solutions reporting unit were impaired as of April 3, 2020, July 3, 2020 and January 1, 2021, and we recorded the following non-cash impairment charges:
•$461 million (including $34 million attributable to noncontrolling interests) for impairment of goodwill during fiscal 2020, including $111 million recognized in the fourth quarter of fiscal 2020; and
•$257 million for impairment of long-lived assets recognized during the fourth quarter of fiscal 2020, including $113 million for identifiable assets (see Note 10: Intangible Assets in these Notes for additional information), $103 million for property, plant and equipment (see Note 8: Property, Plant and Equipment, Net in these Notes for additional information), $31 million for ROU assets (see Note 18: Lease Commitments in these Notes for additional information) and $10 million for marketable software.
_____________________________________________________________________

These charges are included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations for fiscal 2020 and are primarily not deductible for tax purposes.
Applied Kilovolts Business Impairment — Fiscal 2020
During the quarter ended April 3, 2020, we determined the criteria to be classified as held for sale were met with respect to the Applied Kilovolts business within our SAS segment and assigned $6 million of goodwill to the Applied Kilovolts business on a relative fair value basis. In connection with the preparation of our financial statements for the quarter ended April 3, 2020, we concluded that goodwill related to the Applied Kilovolts business was impaired and recorded a non-cash impairment charge of $5 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations for fiscal 2020.
VSE Disposal Group Impairment — Fiscal 2020
During the quarter ended July 3, 2020, we determined the criteria to be classified as held for sale were met with respect to the VSE disposal group within our Aviation Systems segment and assigned $14 million of goodwill to the VSE disposal group on a relative fair value basis. In connection with the preparation of our financial statements for the quarter ended July 3, 2020, we concluded that goodwill related to the VSE disposal group was impaired and recorded a non-cash impairment charge $14 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations for fiscal 2020.
NOTE 10: INTANGIBLE ASSETS, NET
The most significant identifiable intangible asset that is separately recognized for our business combinations is customer relationships. Our customer relationships are established through written customer contracts (i.e., revenue arrangements). The fair value for customer relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows arising from the follow-on sales expected from the customer relationships over the estimated lives, including the probability of expected future contract renewals and sales, less a contributory assets charge, all of which is discounted to present value. We assess the recoverability of the carrying value of our finite-lived identifiable intangible assets whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We assess the recoverability of the carrying value of indefinite-lived identifiable intangible assets annually, or under certain circumstances more frequently, such as when events and circumstances indicate there may be an impairment.
Identifiable intangible assets, net are summarized below:

	December 30, 2022			December 31, 2021
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)

Customer relationships	$6,124	$2,189	$3,935	$6,194	$1,708	$4,486
Developed technologies	566	366	200	600	322	278
Contract backlog	1	1	—	13	13	—
Trade names — divisions	95	53	42	108	56	52
Other	2	2	—	3	3	—
Total finite-lived identifiable intangible assets	6,788	2,611	4,177	6,918	2,102	4,816
In-process research and development	21	—	21	21	—	21
Trade names — corporate	1,803	—	1,803	1,803	—	1,803
Total identifiable intangible assets, net	$8,612	$2,611	$6,001	$8,742	$2,102	$6,640
_______________
(1)During fiscal 2022, we assigned $10 million of intangible assets associated with the pending VIS business divestiture to “Assets of business held for sale” in our Consolidated Balance Sheet. During fiscal 2021, we completed the divestiture of six businesses and derecognized $577 million of intangible assets as part of the gain or loss on these divestitures. See Note 4: Business Divestitures and Asset Sales in these Notes for additional information regarding divestitures and businesses held for sale.
Amortization expense for identifiable finite-lived intangible assets was $605 million, $627 million and $729 million in fiscal 2022, 2021 and 2020, respectively, and primarily related to assets acquired in connection with business combinations.
_____________________________________________________________________

Future estimated amortization expense for identifiable intangible assets is as follows:

(In millions)

2023	$594
2024	557
2025	511
2026	456
2027	414
Thereafter	1,645
Total	$4,177
CTS Impairment — Fiscal 2021
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
To test for potential impairment of the long-lived assets, including identifiable intangible assets and property, plant and equipment, related to CTS, we compared the estimated future cash flows (on an undiscounted basis) to be generated from the use and hypothetical eventual disposition of the asset group to its carrying value and, as a result, we determined the carrying value of the CTS asset group was not recoverable. Next, we prepared an estimate of the fair value of CTS based on a combination of market-based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions and projected discounted cash flows. We compared the fair value of CTS to our carrying value and recorded a $145 million non-cash charge for the impairment of CTS long-lived assets, including $63 million for impairment of identifiable intangible assets, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations for fiscal 2021.
Commercial Aviation Solutions Impairment — Fiscal 2020
During the fiscal year ended January 1, 2021, in conjunction with, and in advance of, the tests of goodwill related to our Commercial Aviation Solutions reporting unit, we also performed recoverability tests of the long-lived assets of our Commercial Aviation Solutions reporting unit, including identifiable intangible assets and property, plant and equipment. To test these long-lived assets for recoverability, we compared the estimated future cash flows (on an undiscounted basis) to be generated from the use and hypothetical eventual disposition of the asset group to its carrying value. As a result, we concluded that the long-lived assets of our Commercial Aviation Solutions reporting unit were impaired as of January 1, 2021 and we recorded a $257 million non-cash impairment charge, including $113 million for impairment of identifiable intangible assets in the fourth quarter of fiscal 2020, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations for fiscal 2020. Also, see Note 9: Goodwill in these Notes for additional information regarding Commercial Aviation Solutions impairments during fiscal 2020.
NOTE 11: ACCRUED WARRANTIES
Our liability for standard product warranties is included as a component of the “Other accrued items” and “Other long-term liabilities” line items in our Consolidated Balance Sheet. Changes in our liability for standard product warranties in fiscal 2022 and 2021 were as follows:

(In millions)	December 30, 2022	December 31, 2021

Balance at the beginning of the period	$117	$133
Decrease from divestitures	—	(5)
Accruals for product warranties issued during the period	39	46
Settlements made during the period	(57)	(56)
Other, including foreign currency translation adjustments	(9)	(1)
Balance at the end of the period	$90	$117
_____________________________________________________________________

NOTE 12: CREDIT ARRANGEMENTS
On July 29, 2022, we established the 2022 Credit Facility. The 2022 Credit Facility replaces the 2019 Credit Facility and provides for revolving loans, swingline loans and letters of credit, with a sub-limit of $200 million for swingline loans and a sub-limit of $350 million for letters of credit, with the option to request an increase of the maximum amount of commitments up to $3.0 billion.
At our election, borrowings in U.S. Dollars under the 2022 Credit Agreement will bear interest either based on the Secured Overnight Financing Rate (“SOFR”) rate or the Base Rate (each, as defined in the 2022 Credit Agreement), plus an applicable margin.
We are also required to pay a quarterly unused commitment fee and letter of credit fees based on our senior unsecured long-term debt securities (“Senior Debt Ratings”).
The 2022 Credit Facility contains certain affirmative covenants, including, but not limited to: reporting obligations; maintenance of corporate existence and good standing; compliance with laws; maintenance of properties and insurance; payment of taxes; compliance with ERISA and environmental, anti-money laundering, sanctions, export controls, anti-corruption and certain other laws; and visitation and inspection by the administrative agent and the lenders. The 2022 Credit Facility also contains certain negative covenants, including, but not limited to: limiting certain liens on assets; limiting certain mergers, consolidations or sales of assets; and limiting certain investments in unrestricted subsidiaries. The 2022 Credit Facility also requires that L3Harris not permit its ratio of Consolidated Total Indebtedness to Total Capital, each as defined in the 2022 Credit Facility, to be greater than 0.65:1.00. We were in compliance with all covenants under the 2022 Credit Agreement at December 30, 2022.
At December 30, 2022, we had no borrowings outstanding under the 2022 Credit Facility.
_____________________________________________________________________

NOTE 13: DEBT
Long-Term Debt
Long-term debt, net is summarized below:

(In millions)	December 30, 2022	December 31, 2021

Variable-rate debt:
Floating rate notes, due March 10, 2023(1)	$250	$250

Fixed-rate debt:
3.85% notes, due June 15, 2023 (“3.85% 2023 Notes”)	800	800
3.95% notes, due May 28, 2024 (“3.95% 2024 Notes”)	350	350
3.832% notes, due April 27, 2025	600	600
7.00% debentures, due January 15, 2026	100	100
3.85% notes, due December 15, 2026 (“3.85% 2026 Notes”)	550	550
6.35% debentures, due February 1, 2028	26	26
4.40% notes, due June 15, 2028	1,850	1,850
2.90% notes, due December 15, 2029	400	400
1.80% 2031 Notes, due January 15, 2031 (“1.80% 2031 Notes”)	650	650
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
Total variable and fixed-rate debt	6,776	6,776
Financing lease obligations and other debt	222	218
Total debt	6,998	6,994
Plus: unamortized bond premium	70	93
Less: unamortized discounts and issuance costs	(25)	(28)
Total debt, net	7,043	7,059
Less: current portion of long-term debt, net	(818)	(11)
Total long-term debt, net	$6,225	$7,048
_______________
(1)During the first quarter of 2023, the Floating Rate Notes due March 2023 will be repaid and refinanced as long-term debt through the Term Loan 2025; therefore, the Floating Rate Notes due March 2023 have been classified as long-term debt in our Consolidated Balance Sheet as of December 30, 2022.
The potential maturities of long-term debt, including the current portion of long-term debt and financing lease obligations, for the five years following the end of fiscal 2022 and, in total thereafter, are: $814 million in fiscal 2023; $365 million in fiscal 2024; $865 million in fiscal 2025; $664 million in fiscal 2026; $13 million in fiscal 2027; and $4,277 million thereafter.
There were no repayments or issuances of fixed-rate or variable-rate debt during fiscal 2022.
Variable-rate Debt. On November 22, 2022, we established a new $2.25 billion, three-year senior unsecured term loan facility by entering into the Term Loan 2025 with a syndicate of lenders. The Term Loan 2025 provides for term loans in up to two separate draws no later than June 30, 2023, with the proceeds to be used: (i) to finance the acquisition of the TDL product line; (ii) to repay all amounts under the Floating Rate Notes 2023; (iii) to pay the fees, costs and expenses incurred in connection with the foregoing; and (iv) for general corporate purposes in an amount up to $40 million. See Note 26: Subsequent Events in these Notes for details on borrowings under the Term Loan 2025.
At L3Harris’ election, borrowings under the Term Loan 2025 will bear interest at: (i) the sum of the term SOFR rate for any tenor comparable to the applicable interest period, plus 0.10%, plus an applicable margin between 1.125% and 1.875% (initially 1.250%) that varies based on the ratings of L3Harris’ Senior Debt Ratings; or (ii) the base rate (as described in L3Harris’ Current Report on Form 8-K filed with the SEC on August 4, 2022), plus an applicable margin between 0.125% and 0.875% (initially 0.250%) that varies based on the Senior Debt Ratings. The Term Loan 2025 requires L3Harris to pay a quarterly unused commitment fee commencing on January 17, 2023 at
_____________________________________________________________________

an applicable rate per annum between 0.090% and 0.250% (initially 0.110%) that varies based on the Senior Debt Ratings. We incurred $2 million of debt issuance costs related to the issuance of the Term Loan 2025, which will be amortized over the life of the Term Loan 2025 and will be included as a component of the “Interest expense, net” line item in our Consolidated Statement of Operations. The Term Loan 2025 also contains representations, warranties, covenants and events of default that are substantially similar to those in the 2022 Credit Agreement, as described in Note 12: Credit Arrangements in these Notes.
The Term Loan 2025 matures on November 21, 2025. L3Harris may prepay amounts borrowed under the Term Loan 2025 at any time, and L3Harris is required to prepay all outstanding term loans ratably from the proceeds of any new indebtedness, subject to certain exceptions set forth in the Term Loan 2025, including with respect to any proceeds received from: (i) the 2022 Credit Agreement, as described in Note 12: Credit Arrangements in these Notes; (ii) indebtedness incurred in the ordinary course of business; (iii) indebtedness used to fund any acquisition; (iv) refinancing; (v) commercial paper issuances; (vi) letters of credit; (vii) working capital facilities of foreign subsidiaries; and (viii) other indebtedness in an aggregate principal amount not greater than $500 million. At December 30, 2022, no borrowings were outstanding under the Term Loan 2025.
Long-Term Debt Repaid — Fiscal 2020
Fixed-rate Debt. On December 14, 2020, we completed our optional redemption of the entire outstanding 4.95% 2021 Notes due February 15, 2021 (“4.95% 2021 Notes”) for a redemption price of $650 million, as set forth in the 4.95% 2021 Notes. After adjusting for the carrying value of our unamortized premium, we recorded a $2 million gain on the extinguishment of the 4.95% 2021 Notes, which is included as a component of the “Non-operating income, net” line item in our Consolidated Statement of Operations for fiscal 2020.
Long-Term Debt Issued — Fiscal 2020
Fixed-rate Debt. On November 25, 2020, in order to fund the optional redemption of the 4.95% 2021 Notes as described above under “Long-Term Debt Repaid — Fiscal 2020,” we completed the issuance of the 1.80% 2031 Notes. Interest on the 1.80% 2031 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on July 15, 2021. At any time prior to October 15, 2030, we may redeem the 1.80% 2031 Notes, in whole or in part, at our option, at a “make-whole” redemption price equal to the greater of 100% of the principal amount of the 1.80% 2031 Notes or the sum of the present values of the remaining scheduled payments of the principal plus accrued interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the “Treasury Rate,” as defined in the 1.80% 2031 Notes, plus 15 basis points. We will pay accrued interest on the principal amount of notes being redeemed to, but not including, the redemption date. At any time on or after October 15, 2030, we may redeem the 1.80% 2031 Notes, in whole or in part, at our option, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest on the principal amount of the notes being redeemed to, but not including, the redemption date. In addition, upon change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the 1.80% 2031 Notes at a price equal to 101% of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We incurred $6 million of debt issuance costs related to the issuance of the 1.80% 2031 Notes, which are being amortized over the life of the 1.80% 2031 Notes, and such amortization is included as a component of the “Interest expense, net” line item in our Consolidated Statement of Operations.
Variable-rate Debt. During the first quarter of 2020, we completed the issuance and sale of $250 million in aggregate principal amount of the Floating Rate Notes due 2023. The Floating Rate Notes 2023 bear interest at a floating rate, reset quarterly, equal to three-month London interbank offered rate plus 0.75% per year. Interest on the Floating Rate Notes 2023 is payable quarterly in arrears on March 10, June 10, September 10 and December 10 of each year, commencing on June 10, 2020. The Floating Rate Notes 2023 are unsecured and unsubordinated and rank equally in right of payment with all other unsecured and unsubordinated indebtedness. The Floating Rate Notes 2023 are not redeemable at our option prior to maturity. Debt issuance costs related to the issuance of the Floating Rate Notes 2023 were not material. We used the net proceeds from the sale of the Floating Rate Notes 2023 to repay at maturity the aggregate principal amount of our Floating Rate Notes due April 30, 2020.
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
_____________________________________________________________________

(In millions)	Aggregate Principal Amount of L3 Notes (prior to debt exchange)	Aggregate Principal Amount of New L3Harris Notes Issued	Aggregate Principal Amount of Remaining L3 Notes

4.95% 2021 Notes	$650	$501	$149
3.85% 2023 Notes	800	741	59
3.95% 2024 Notes	350	326	24
3.85% 2026 Notes	550	535	15
4.40% 2028 Notes, due June 15, 2028 (“4.40% 2028 Notes”)	1,000	918	82
Total	$3,350	$3,021	$329
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
On March 31, 2020, we commenced offers to eligible holders (“Exchange Offers”) to exchange any and all outstanding New L3Harris Notes issued by L3Harris as set forth in the table above (the “Original Notes”), which were previously issued pursuant to an exemption from the registration requirements of the Securities Act, for an equal principal amount of new notes registered under the Securities Act (the “Exchange Notes”).
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
Long-Term Debt Issued Prior to Fiscal 2020 that Remained Outstanding at December 30, 2022
On November 27, 2019, we completed the issuance of $400 million in aggregate principal amount of 2.90% notes due December 15, 2029 (the “2.90% 2029 Notes”). Interest on the 2.90% 2029 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. At any time prior to September 15, 2029, we may redeem the 2.90% 2029 Notes, in whole or in part, at our option, at a “make-whole” redemption price equal to the greater of 100% of the principal amount of the 2.90% 2029 Notes or the sum of the present values of the remaining scheduled payments of the principal plus accrued interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the “Treasury Rate,” as defined in the 2.90% 2029 Notes, plus 20 basis points. We will pay accrued
_____________________________________________________________________

interest on the principal amount of notes being redeemed to, but not including, the redemption date. At any time on or after September 15, 2029, we may redeem the 2.90% 2029 Notes, in whole or in part, at our option, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest on the principal amount of the notes being redeemed to, but not including, the redemption date. In addition, upon change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the 2.90% 2029 Notes at a price equal to 101% of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We incurred $3 million of debt issuance costs related to the issuance of the 2.90% 2029 Notes, which are being amortized over the life of the 2.90% 2029 Notes, and such amortization is included as a component of the “Interest expense, net” line item in our Consolidated Statement of Operations.
On June 4, 2018, we completed the issuance of $850 million in aggregate principal amount of 4.40% notes due June 15, 2028 (the “New 2028 Notes”). Interest on the New 2028 Notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on December 15, 2018. At any time prior to March 15, 2028, we may redeem the New 2028 Notes, in whole or in part, at our option, at a “make-whole” redemption price equal to the greater of 100% of the principal amount of the New 2028 Notes or the sum of the present values of the remaining scheduled payments of the principal and interest (other than interest accruing to the date of redemption) on the notes being redeemed, discounted to the redemption date on a semi-annual basis at the “Treasury Rate,” as defined in the New 2028 Notes, plus 25 basis points. We will pay accrued interest on the principal amount of notes being redeemed to, but not including, the redemption date. At any time on or after March 15, 2028, we may redeem the New 2028 Notes, in whole or in part, at our option, at a redemption price equal to 100% of the principal amount of the notes being redeemed, plus accrued interest on the principal amount of the notes being redeemed to, but not including, the redemption date. In addition, upon change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the New 2028 Notes at a price equal to 101% of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase. We incurred $8 million of debt issuance costs related to the issuance of the New 2028 Notes, which are being amortized over the life of the New 2028 Notes, and such amortization is included as a component of the “Interest expense, net” line item in our Consolidated Statement of Operations.
On April 27, 2015, in connection with the then-pending acquisition of Exelis, Inc., we agreed to fund a portion of the cash consideration and other amounts payable under the terms of the merger agreement and to redeem certain of our existing notes, we issued long-term fixed-rate debt securities in the aggregate amount of $2.4 billion. The principal amounts, interest rates and maturity dates of these securities that remained outstanding at December 30, 2022 were as follows:
•$600 million in aggregate principal amount of 3.832% notes due April 27, 2025 (the “2025 Notes”),
•$400 million in aggregate principal amount of 4.854% notes due April 27, 2035 (the “2035 Notes”) and
•$500 million in aggregate principal amount of 5.054% notes due April 27, 2045 (the “2045 Notes”) and collectively with the 2025 Notes and 2035 Notes, the “Exelis Notes”).
Interest on each series of the Exelis Notes is payable semi-annually in arrears on April 27 and October 27 of each year, commencing October 27, 2015. The Exelis Notes are redeemable at our option up to one month prior to the scheduled maturity date at a price equal to the greater of 100% of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments, plus accrued interest, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate, as defined, plus (i) 30 basis points in the case of the 2025 Notes, (ii) 35 basis points in the case of the 2035 Notes and (iii) 40 basis points in the case of the 2045 Notes. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the Exelis Notes at a price equal to 101% of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, excluding the date of repurchase.
On December 3, 2010, we completed the issuance of $300 million in aggregate principal amount of 6.150%. notes due December 15, 2040 (the “2040 Notes”). The 2040 Notes are redeemable at our option at a price equal to the greater of 100% of the principal amount of the notes being redeemed or the sum of the present values of the remaining scheduled payments, plus accrued interest, discounted to the redemption date on a semi-annual basis (assuming a 360-day year consisting of twelve 30-day months) at the “Treasury Rate”, as defined, plus 35 basis points. In addition, upon a change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase the notes at a price equal to 101% of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase.
_____________________________________________________________________

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
The following table presents the carrying amounts and estimated fair values of our long-term debt:

	December 30, 2022		December 31, 2021
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Long-term debt (including current portion)(1)	$7,043	$6,569	$7,059	$7,701
_______________
(1)The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If our long-term debt in our balance sheet were measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.
Short-Term Debt
Our short-term debt was $2 million at each of December 30, 2022 and December 31, 2021. Interest expense incurred on our short-term debt was not material in fiscal 2022, 2021 or 2020.
Interest Paid
Total interest paid was $296 million, $284 million and $313 million in fiscal 2022, 2021 and 2020, respectively.
NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFITS
Defined Contribution Plans
As of December 30, 2022, we sponsor numerous defined contribution savings plans, which allow our eligible employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The plans include several match contribution formulas which require us to match a percentage of the employee contributions up to certain limits, generally totaling 6.0% of employee eligible pay. Matching contributions, net of forfeitures, charged to expense were $226 million, $230 million and $225 million in fiscal 2022, 2021 and 2020, respectively.
_____________________________________________________________________

Deferred Compensation Plans
We also sponsor certain non-qualified deferred compensation plans. The following table provides the fair value of our deferred compensation plan investments and liabilities by category and by fair value hierarchy level:

	December 30, 2022		December 31, 2021
(In millions)	Total	Level 1	Total	Level 1

Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$64	$64	$77	$77
Investments measured at NAV:
Corporate-owned life insurance	33		35
Total fair value of deferred compensation plan assets	$97		$112

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$8	$8	$6	$6
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	192		177
Total fair value of deferred compensation plan liabilities	$200		$183
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
At December 31, 2022, the Salaried Pension Plan was merged into the Aviation Products Pension Plan. The merger will result in lower Pension Benefit Guaranty Corporation (“PBGC”) premiums in 2023 and thereafter. Our Aviation Products Pension Plan is our largest defined benefit pension plan, with assets valued at $6.4 billion and a PBO of $6.5 billion as of December 30, 2022.
During fiscal 2022, we reduced our pension benefit obligations by approximately $64 million by purchasing group annuity policies and transferring approximately $64 million of pension plan assets to an insurance company. There was no gain or loss as a result of this transaction.
During fiscal 2021, we reduced our pension benefit obligations by approximately $250 million by purchasing group annuity policies and transferring approximately $250 million of pension plan assets to an insurance company. As a result of the annuity purchases, we recognized a pre-tax loss of $4 million in fiscal 2021, which is included as a component of the “Non-operating income, net” line item in our Consolidated Statement of Operations. We also recognized a pre-tax curtailment gain of $3 million in fiscal 2021 as a result of employee terminations, which is included as a component of the “Non-operating income, net” line item in our Consolidated Statement of Operations.
_____________________________________________________________________

Balance Sheet Information
Amounts recognized in our Consolidated Balance Sheet for defined benefit plans reflect the funded status of our plans. The following table provides a summary of the funded status of our defined benefit plans and the presentation of such balances within our Consolidated Balance Sheet:

	December 30, 2022			December 31, 2021
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Fair value of plan assets	$7,411	$242	$7,653	$9,604	$320	$9,924
PBO	(7,494)	(228)	(7,722)	(10,007)	(348)	(10,355)
Funded status	$(83)	$14	$(69)	$(403)	$(28)	$(431)
Consolidated Balance Sheet line item amounts:
Other non-current assets	$144	$66	$210	$150	$51	$201
Compensation and benefits	(11)	(6)	(17)	(11)	(7)	(18)
Defined benefit plans	(216)	(46)	(262)	(542)	(72)	(614)
A portion of our PBO includes amounts that have not yet been recognized as expense (or reductions of expense) in our results of operations. Such amounts are recorded in the “Accumulated other comprehensive loss” line item in our Consolidated Balance Sheet until they are amortized as a component of net periodic benefit income. The following table provides a summary of pre-tax amounts recorded within Accumulated other comprehensive loss:

	December 30, 2022			December 31, 2021
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Net actuarial loss (gain)	$243	$(100)	$143	$209	$(73)	$136
Net prior service (credit) cost	(183)	5	(178)	(218)	6	(212)
	$60	$(95)	$(35)	$(9)	$(67)	$(76)
The following table provides a roll-forward of the PBO for our defined benefit plans:

	December 30, 2022			December 31, 2021
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Change in benefit obligation
Benefit obligation at beginning of fiscal year	$10,007	$348	$10,355	$11,045	$387	$11,432
Service cost	44	2	46	66	2	68
Interest cost	220	7	227	188	5	193
Actuarial gain	(2,097)	(107)	(2,204)	(381)	(22)	(403)
Benefits paid(1)	(626)	(22)	(648)	(555)	(24)	(579)
Settlements(2)	—	—	—	(268)	—	(268)
Expenses paid	(26)	—	(26)	(31)	—	(31)
Foreign currency exchange rate changes	(28)	—	(28)	2	—	2
Divestiture	(8)	—	(8)	(65)	—	(65)
Other	8	—	8	6	—	6
Benefit obligation at end of fiscal year	$7,494	$228	$7,722	$10,007	$348	$10,355
_______________
(1)Fiscal 2022 includes approximately $64 million associated with the purchase of group annuity policies. The transaction is reflected in Benefits paid as settlement accounting had not been met.
(2)Fiscal 2021 includes approximately $250 million associated with the purchase of group annuity policies.
_____________________________________________________________________

Actuarial gains in the PBO as of December 30, 2022 were primarily the result of an increase in discount rates related to increased interest rates. Additionally, the legacy Harris Salaried medical plan replaced the self-insured arrangement with a fully-insured group Humana MAPD plan for the majority of Medicare-eligible participants, which resulted in a $23 million gain. Other sources of gains and losses such as plan experience, updated census data, mortality updates and minor adjustments to actuarial assumptions generated combined gains and losses of less than 1% of expected year end obligations.
The following table provides a roll-forward of the assets and the ending funded status of our defined benefit plans:

	December 30, 2022			December 31, 2021
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Change in plan assets
Plan assets at beginning of fiscal year	$9,604	$320	$9,924	$9,301	$299	$9,600
Actual return on plan assets	(1,516)	(51)	(1,567)	1,215	43	1,258
Employer contributions	16	(5)	11	17	2	19
Benefits paid(1)	(626)	(22)	(648)	(555)	(24)	(579)
Settlements(2)	—	—	—	(268)	—	(268)
Expenses paid	(26)	—	(26)	(31)	—	(31)
Foreign currency exchange rate changes	(32)	—	(32)	1	—	1
Divestiture	(10)	—	(10)	(78)	—	(78)
Other	1	—	1	2	—	2
Plan assets at end of fiscal year	$7,411	$242	$7,653	$9,604	$320	$9,924

Funded status at end of fiscal year	$(83)	$14	$(69)	$(403)	$(28)	$(431)
_______________
(1)Fiscal 2022 includes approximately $64 million associated with the transfer of plan assets to an insurance company. The transaction is reflected in Benefits paid as settlement accounting had not been met.
(2)Fiscal 2021 includes approximately $250 million associated with the transfer of plan assets to an insurance company.

The accumulated benefit obligation for all defined benefit pension plans was $7.5 billion at December 30, 2022. The following tables provide information for benefit plans with accumulated benefit obligations in excess of plan assets and benefit plans with PBO in excess of plan assets:

	December 30, 2022		December 31, 2021
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Accumulated benefit obligation	$6,698	N/A	$9,216	N/A
Fair value of plan assets	6,472	N/A	8,672	N/A

	December 30, 2022		December 31, 2021
(In millions)	Pension	Other Benefits	Pension	Other Benefits

PBO	$6,699	$52	$9,340	$109
Fair value of plan assets	6,472	—	8,786	30
_____________________________________________________________________

Statement of Operations Information
The following table provides the components of net periodic benefit (income) loss and other amounts recognized in other comprehensive income in fiscal 2022, 2021 and 2020 as they pertain to our defined benefit plans:

	Pension
	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

Net periodic benefit income
Service cost	$44	$66	$65
Interest cost	220	188	273
Expected return on plan assets	(624)	(621)	(630)
Amortization of net actuarial loss	9	30	10
Amortization of prior service credit	(27)	(28)	(28)
Cost for special termination benefits	—	—	1
Effect of curtailments or settlements	—	1	—
Net periodic benefit income	$(378)	$(364)	$(309)
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial loss (gain)	$42	$(972)	$403
Prior service cost	8	2	1
Amortization of net actuarial loss	(9)	(30)	(10)
Amortization of prior service credit	27	28	28
Currency translation adjustment	1	1	2
Recognized prior service credit	—	4	—
Recognized net actuarial loss	—	(4)	—
Total change recognized in other comprehensive income	69	(971)	424
Total impact from net periodic benefit (income) loss and changes in other comprehensive income	$(309)	$(1,335)	$115

	Other Benefits
	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

Net periodic benefit income
Service cost	$2	$2	$2
Interest cost	7	5	10
Expected return on plan assets	(20)	(20)	(21)
Amortization of net actuarial gain	(7)	—	(3)
Amortization of prior service cost	1	1	—
Net periodic benefit income	$(17)	$(12)	$(12)
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	$(34)	$(46)	$4
Prior service cost	—	—	8
Amortization of net actuarial gain	7	—	3
Amortization of prior service cost	(1)	(1)	—
Total change recognized in other comprehensive income	(28)	(47)	15
Total impact from net periodic benefit (income) loss and changes in other comprehensive income	$(45)	$(59)	$3
_____________________________________________________________________

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
The following tables provide the weighted-average assumptions used to determine PBO and net periodic benefit income, as they pertain to our defined benefit pension plans:

Obligation assumptions as of:	December 30, 2022	December 31, 2021
Discount rate	5.18%	2.75%
Rate of future compensation increase	3.01%	3.01%
Cash balance interest crediting rate	4.00%	3.50%

Cost assumptions for fiscal periods ended:	December 30, 2022	December 31, 2021	January 1, 2021
Discount rate to determine service cost	2.69%	2.26%	2.87%
Discount rate to determine interest cost	2.27%	1.80%	2.74%
Expected return on plan assets	7.44%	7.43%	7.68%
Rate of future compensation increase	3.01%	3.01%	2.80%
Cash balance interest crediting rate	3.50%	3.50%	3.50%
Key assumptions for our Aviation Products Pension Plan (our largest defined benefit pension plan with 87% of the total PBO included a discount rate for obligation assumptions of 5.19%, a cash balance interest crediting rate of 4.00% and expected return on plan assets of 7.50% for fiscal 2022, which is being maintained at 7.50% for fiscal 2023. There is also a frozen pension equity benefit that assumes a 3.75% interest crediting rate.
The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit income, as they pertain to our other postretirement defined benefit plans:

Obligation assumptions as of:	December 30, 2022	December 31, 2021
Discount rate	5.16%	2.60%
Rate of future compensation increase	N/A	N/A

Cost assumptions for fiscal periods ended:	December 30, 2022	December 31, 2021	January 1, 2021
Discount rate to determine service cost	2.91%	2.49%	3.25%
Discount rate to determine interest cost	2.06%	1.42%	2.55%
Rate of future compensation increase	N/A	N/A	N/A
The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the strategic allocation, the correlations among asset classes and their expected volatilities. Our expected rate of return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, the determination of the expected long-term rate of return takes into consideration: (1) the plan’s actual historical annual return on assets over the past 15-, 20- and 25-year time periods, (2) historical broad market returns over long-term timeframes weighted by the plan’s strategic allocation and (3) independent estimates of future long-term asset class returns, weighted by the plan’s strategic allocation. Based on this approach, the long-term expected annual rate of return on assets is estimated at 7.50% for fiscal 2023 for the U.S. defined benefit pension plans. The weighted average long-term expected annual rate of return on assets for all defined benefit pension plans is estimated to be 7.44% for fiscal 2023.
In fiscal 2021, we adopted updated mortality tables, which resulted in an increase in the defined benefit plans’ PBO as of December 31, 2021 and estimated net periodic benefit income beginning with fiscal 2022.
The assumed composite rate of future increases in the per capita healthcare costs (the healthcare trend rate) is 6.90% for fiscal 2023, decreasing ratably to 4.60% by fiscal 2033. To the extent that actual experience differs from these assumptions, the effect will be accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants.
_____________________________________________________________________

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
The following table provides the current strategic target asset allocation ranges by asset category:

	Target Asset Allocation
Equity investments	35%	—	55%
Fixed income investments	25%	—	35%
Alternative investments	12%	—	30%
Cash and cash equivalents	0%	—	10%
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
•Private equity funds, which include buy-out, mezzanine, venture capital, distressed asset and secondary funds, are typically limited partnership investment structures. Private equity funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Private equity funds generally have liquidity restrictions that extend for ten or more years. At December 30, 2022 and December 31, 2021, our defined benefit plans had future unfunded commitments totaling $568 million and $504 million, respectively, related to private equity fund investments.
•Real estate funds, which include core, core plus, value-add and opportunistic funds, are typically limited partnership investment structures. Real estate funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Real estate funds generally permit redemption on a quarterly basis with 90 or fewer days-notice. At December 30, 2022, our defined benefit plans had future unfunded commitments totaling $33 million related to real estate fund investments. At December 31, 2021, our defined benefit plans had future unfunded commitments totaling $100 million related to real estate fund investments.
•Hedge funds, which include equity long/short, event-driven, fixed-income arbitrage and global macro strategies, are typically limited partnership investment structures. Limited partnership interests in hedge funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Hedge funds generally permit redemption on a quarterly or more frequent basis with 90 or fewer days notice. At each of December 30, 2022 and December 31, 2021, our defined benefit plans had no future unfunded commitments related to hedge fund investments.
•Fixed income investments, which include U.S. Government securities, investment and non-investment-grade corporate bonds and securitized bonds, are generally valued using pricing models that use verifiable, observable market data such as interest rates, benchmark yield curves and credit spreads, bids provided by brokers or dealers or quoted prices of securities with similar characteristics. Fixed income investments are generally categorized as Level 2 assets. Fixed income funds valued at the closing price reported on the major market exchanges on which the individual fund is traded are categorized as Level 1 assets.
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
_____________________________________________________________________

categorized as Level 1 assets; cash equivalents, such as money market funds or short-term commingled funds, are categorized as Level 2 assets.
•Certain investments that are valued using the NAV per share (or its equivalent) as a practical expedient are not categorized in the fair value hierarchy and are included in the table to permit reconciliation of the fair value hierarchy to the aggregate defined benefit plan assets.
The following tables provide the fair value of plan assets held by our defined benefit plans by asset category and by fair value hierarchy level:

	December 30, 2022
(In millions)	Total	Level 1	Level 2	Level 3

Asset Category
Equities:
Domestic equities	$1,275	$1,275	$—	$—
International equities	1,044	1,002	42	—
Real Estate Investment Trusts	192	192	—	—
Fixed income:
Corporate bonds	1,118	—	995	123
Government securities	320	—	320	—
Securitized assets	166	—	166	—
Fixed income funds	92	4	88	—
Cash and cash equivalents	148	22	126	—
Total	4,355	$2,495	$1,737	$123
Investments Measured at NAV:
Equity funds	1,661
Fixed income funds	299
Hedge funds	294
Private equity funds	696
Real estate funds	372
Other	2
Total Investments Measured at NAV	3,324
Payables, net	(26)
Total fair value of plan assets	$7,653

_____________________________________________________________________

	December 31, 2021
(In millions)	Total	Level 1	Level 2	Level 3

Asset Category
Equities:
Domestic equities	$1,684	$1,684	$—	$—
International equities	1,367	1,278	89	—
Real Estate Investment Trusts	259	259	—	—
Fixed income:
Corporate bonds	1,411	—	1,335	76
Government securities	448	—	448	—
Securitized assets	99	—	99	—
Fixed income funds	102	5	97	—
Cash and cash equivalents	337	9	328	—
Total	5,707	$3,235	$2,396	$76
Investments Measured at NAV:
Equity funds	2,667
Fixed income funds	444
Hedge funds	386
Private equity funds	559
Real estate funds	180
Other	3
Total Investments Measured at NAV	4,239
Payables, net	(22)
Total fair value of plan assets	$9,924
Contributions
Funding requirements under IRS rules are a major consideration in making contributions to our postretirement benefit plans. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
The Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, MAP-21 and applicable Internal Revenue Code regulations mandate minimum funding thresholds. The Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015, the American Rescue Plan Act of 2021 and the Infrastructure Investment and Jobs Act further extended the interest rate stabilization provision of MAP-21. As a result of prior voluntary contributions, we made no material contributions to our U.S. qualified defined benefit pension plans in fiscal 2022, 2021 or 2020 and are not required to make any contributions to these plans during fiscal 2023 or for several years thereafter.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and benefits expected to be earned for future service by current active employees under our defined benefit plans:

(In millions)	Pension	Other Benefits(1)	Total

Fiscal Years:
2023	$564	$21	$585
2024	568	21	589
2025	569	20	589
2026	569	19	588
2027	565	19	584
2028 — 2032	2,730	82	2,812
_______________
(1)Projected payments for Other Benefits reflect net payments from the Company, which include subsidies that reduce the gross payments by less than 1%.
_____________________________________________________________________

Multi-employer Benefit Plans
Certain of our businesses participate in multi-employer defined benefit pension plans. We make cash contributions to these plans under the terms of collective-bargaining agreements that cover union employees based on a fixed rate per hour of service worked by the covered employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if we choose to stop participating in some of our multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Cash contributed and expenses recorded for our multi-employer plans were not material in fiscal 2022, 2021 or 2020.
NOTE 15: STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
At December 30, 2022, we had options or other share-based compensation outstanding under two Harris shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the L3Harris Technologies, Inc. 2015 Equity Incentive Plan (As Amended and Restated Effective August 28, 2020) (the “2015 EIP”), as well as under employee stock incentive plans of L3 assumed by L3Harris (collectively, “L3Harris SIPs”). We believe that share-based awards more closely align the interests of participants with those of shareholders.
Summary of Share-Based Compensation Expense
The following table summarizes the amounts and classification of share-based compensation expense:

	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

Total expense	$109	$129	$94
Included in:
Cost of product sales and services	$19	$14	$11
Engineering, selling and administrative expenses	90	115	83
Income from continuing operations	109	129	94
Tax effect on share-based compensation expense	(27)	(33)	(24)
Total share-based compensation expense after-tax	$82	$96	$70
As of December 30, 2022, a total of 14.3 million shares of common stock remained available under our 2015 EIP for future issuance (excluding shares to be issued in respect of outstanding options and other share-based awards, and with each full-value award (e.g., restricted stock and restricted stock unit awards and performance share and performance share unit awards) counting as 4.6 shares against the total remaining for future issuance). During fiscal 2022, we issued an aggregate of 0.8 million shares of common stock under the terms of our L3Harris SIPs, which is net of shares withheld for tax purposes.
Stock Options
The following information relates to stock options, including performance stock options, that have been granted under shareholder-approved L3Harris SIPs. Option exercise prices are equal to or greater than the fair market value of our common stock on the date the options are granted, using the closing stock price of our common stock. Options may be exercised for a period of ten years after the date of grant, and options, other than performance stock options, generally become exercisable in installments, which are typically 33.3% one year from the grant date, 33.3% two years from the grant date and 33.3% three years from the grant date. In certain instances, vesting and exercisability are also subject to performance criteria.
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
_____________________________________________________________________

A summary of the assumptions used in determining the fair value of the stock option grants under our L3Harris SIPs is as follows:

	Fiscal Year Ended
	December 30, 2022			December 31, 2021	January 1, 2021

Expected dividends	2.00%			1.99%	1.55%
Expected volatility	29.09%			31.71%	22.74%
Risk-free interest rate range	1.63%	-	4.27%	0.75%	0.89%
Expected term (years)	5.02			5.05	5.04
A summary of stock option activity under our L3Harris SIPs as of December 30, 2022 and changes during fiscal 2022 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)

Stock options outstanding at December 31, 2021	3,529,088	$150.68
Granted	390,347	$231.89
Exercised	(469,241)	$120.58
Forfeited or expired	(144,065)	$196.26
Stock options outstanding at December 30, 2022	3,306,129	$162.56	5.97	$160
Stock options exercisable at December 30, 2022	2,620,411	$150.11	5.30	$153
The weighted-average grant-date fair value per share was $53.66, $42.16 and $34.49 for options granted in fiscal 2022, 2021 and 2020, respectively. The total intrinsic value of options at the time of exercise was $56 million, $173 million and $103 million for options exercised in fiscal 2022, 2021 and 2020, respectively.
A summary of the status of our nonvested stock options at December 30, 2022 and changes during fiscal 2022 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share

Nonvested stock options at December 31, 2021	1,519,321	$38.79
Granted	390,347	$53.66
Vested/forfeited, net	(1,223,950)	$38.91
Nonvested stock options at December 30, 2022	685,718	$46.76
As of December 30, 2022, there was $20 million of total unrecognized compensation expense related to nonvested stock options granted under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 1.92 years. The total fair value of stock options that vested in fiscal 2022 was $42 million and $6 million in fiscal 2021. No stock options vested in fiscal 2020.
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
The fair value as of the grant date of these awards was based on the closing price of our common stock on the grant date and is amortized to compensation expense over the vesting period. At December 30, 2022, there were no shares of restricted stock and 673,495 restricted stock units outstanding which were payable in shares.
_____________________________________________________________________

A summary of the status of these awards at December 30, 2022 and changes during fiscal 2022 is as follows:

	Shares or Units	Weighted-Average Grant Price Per Share or Unit

Restricted stock and restricted stock units outstanding at December 31, 2021	803,226	$192.33
Granted	330,379	$225.58
Vested	(369,368)	$198.15
Forfeited	(90,742)	$201.41
Restricted stock and restricted stock units outstanding at December 30, 2022	673,495	$211.16
As of December 30, 2022, there was $77 million of total unrecognized compensation expense related to these awards under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 2.67 years. The weighted-average grant date price per share or per unit was $225.58, $202.10 and $195.66 for awards granted in fiscal 2022, 2021 and 2020, respectively. The total fair value of these awards was $69 million, $19 million and $9 million for awards that vested in fiscal 2022, 2021 and 2020, respectively.
Performance Share Unit Awards
The following information relates to awards of performance share units that have been granted to employees under our L3Harris SIPs. Generally, these awards are subject to performance criteria, such as meeting predetermined operating income or earnings per share, return on invested capital targets and market conditions, such as total shareholder return, for a 3-year performance period. These awards also generally vest after a 3-year performance period. The final determination of the number of shares to be issued in respect of an award is made by our Board of Directors or a committee thereof.
The fair value as of the grant date of awards with market conditions was determined based on a multifactor Monte Carlo valuation model that simulates our stock price and TSR relative to other companies in the S&P 500, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting. The fair value of these awards is amortized to compensation expense over the performance period if achievement of the performance measures is considered probable.
A summary of the status of these awards at December 30, 2022 and changes during fiscal 2022 is as follows:

	Shares or Units	Weighted-Average Grant Price Per Share or Unit(1)

Performance share units outstanding at December 31, 2021	458,171	$210.18
Granted	163,660	$258.83
Adjustment(1)	148,950	$204.85
Vested	(198,600)	$204.85
Forfeited	(47,838)	$212.51
Performance share units outstanding at December 30, 2022	524,343	$224.94
______________
(1) Adjustment for achievement of performance measures
As of December 30, 2022, there was $38 million of total unrecognized compensation expense related to these awards under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 2.48 years. The weighted-average grant date price per unit was $258.83, $201.32 and $228.29 for awards granted in fiscal 2022, 2021 and 2020, respectively. The total fair value of the awards that vested in fiscal 2022 was $41 million. There were no awards that vested in fiscal 2021 or fiscal 2020.
_____________________________________________________________________

NOTE 16: EARNINGS PER SHARE
We define EPS as income from continuing operations per common share attributable to L3Harris common shareholders divided by either our weighted average number of basic or diluted shares outstanding. The weighted average number of shares outstanding used to compute basic and diluted EPS are as follows:

	Fiscal Year Ended
(In millions, except per share amounts)	December 30, 2022	December 31, 2021	January 1, 2021

Basic weighted average common shares outstanding	191.8	201.3	214.0
Impact of dilutive share-based awards	1.7	1.9	1.9
Diluted weighted average common shares outstanding	193.5	203.2	215.9
Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards. Income from continuing operations per diluted common share excludes the antidilutive impact of 0.3 million, 0.8 million and 1.3 million weighted average share-based awards outstanding in fiscal 2022, 2021 and 2020, respectively.
NOTE 17: RESEARCH AND DEVELOPMENT
Company-sponsored R&D costs are expensed as incurred and are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Operations. These costs were $603 million, $692 million and $684 million in fiscal 2022, 2021, and 2020, respectively. Customer-sponsored R&D costs are incurred pursuant to contractual arrangements, principally U.S. Government-sponsored contracts requiring us to provide a product or service meeting certain defined performance or other specifications (such as designs), and such contractual arrangements are accounted for principally by the POC cost-to-cost revenue recognition method. Customer-sponsored R&D is included in the “cost of product sales and services” line item in our Consolidated Statement of Operations.
NOTE 18: LEASE COMMITMENTS
Our operating and finance leases at December 30, 2022 and December 31, 2021 primarily consisted of real estate leases for office space, warehouses, manufacturing, research and development facilities, tower space and land and equipment leases.
The components of lease costs are as follows:

	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

Operating lease cost	$151	$172	$176
Short-term and equipment lease cost	21	20	7
Variable lease cost	25	20	25
Other, net(1)	6	3	1
Total lease cost	$203	$215	$209
______________
(1) Consists of finance amortization and interest costs as well as sublease income.
Lease Impairment — Fiscal 2021
As discussed in more detail in Note 10: Intangible Assets in these Notes, during the quarter ended July 2, 2021, we tested the CTS reporting unit for potential impairment of the long-lived assets, including identifiable assets and property, plant and equipment, and recorded a $145 million non-cash charge for the impairment of CTS long-lived assets, including $19 million for impairment of ROU assets, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations for fiscal 2021.
Lease Impairment — Fiscal 2020
During fiscal 2020, as discussed in more detail in Note 9: Goodwill in these Notes, in conjunction with, and in advance of, the tests of goodwill related to our Commercial Aviation Solutions reporting unit, we recorded a $257 million non-cash impairment charge for long lived assets, including $31 million for impairment of ROU assets. Additionally, in connection with COVID restructuring actions, we recognized $5 million of non-cash impairment
_____________________________________________________________________

charges for ROU assets associated with consolidated facilities. These impairments are included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations for fiscal 2020.
Sale and Leaseback Transaction — Fiscal 2020
On November 24, 2020, we completed a sale and leaseback transaction of a parcel of land and manufacturing facility located in Los Angeles, California for $92 million (net cash proceeds of $66 million after $2 million of closing costs and $24 million for a residual value guarantee payment). The lease had a maximum term of sixteen months (including two options to extend the lease by one month). Due to its short term nature relative to the property’s remaining economic life, the lease is accounted for as an operating lease. We recognized a pre-tax gain on this sale and leaseback transaction of $22 million, which is included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Operations for fiscal 2020.
Supplemental operating and finance lease balance sheet information at December 30, 2022 and December 31, 2021 is as follows:

(In millions)	December 30, 2022	December 31, 2021

Operating Leases
Operating lease ROU assets	$756	$769

Other accrued items	121	109
Operating lease liabilities	741	768
Total operating lease liabilities	$862	$877

Finance Leases
Property, plant and equipment	$170	$163
Accumulated amortization	(15)	(9)
Property, plant and equipment, net	$155	$154

Current portion of long-term debt	$5	$4
Long-term debt	165	157
Total finance lease liabilities	$170	$161
Other supplemental lease information for fiscal 2022 and 2021 is as follows:
_____________________________________________________________________

	Fiscal Year Ended
(In millions, except lease term and discount rate)	December 30, 2022	December 31, 2021

Cash paid for amounts included in the measurement of lease liabilities
Net cash provided by operating activities - operating lease payments	$148	$154
Net cash provided by operating activities - finance lease interest payments	5	5
Net cash used in financing activities - finance lease obligation payments	4	3

Assets obtained in exchange for new lease obligations
ROU assets obtained with operating leases	$123	$260
Property, plant and equipment obtained with finance leases	20	120

Weighted average remaining lease term (in years)
Operating leases	9.3	9.8
Finance leases	21.3	23.8
Weighted average discount rate
Operating leases	3.5%	3.7%
Finance leases	3.4%	3.1%

Maturities under non-cancelable operating and finance leases at December 30, 2022 were as follows:

(In millions)	Operating Leases	Finance Leases

2023	$145	$11
2024	143	11
2025	118	11
2026	89	11
2027	82	10
Thereafter	420	187
Total future lease payments required(1)	997	241
Less: imputed interest	135	71
Total	$862	$170
_______________
(1)On December 30, 2022, we had additional future payments on leases of $12 million that had not yet commenced. These leases will commence in 2023, and have lease terms of 7 years to 15 years.
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
_____________________________________________________________________

Exchange Rate Risk — Cash Flow Hedges
To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. These derivatives are used to hedge currency exposures from cash flows anticipated across our business segments. We also hedge U.S. Dollar payments to suppliers to maintain our anticipated profit margins in our international operations. These derivatives have only nominal intrinsic value at the time of purchase and have a high degree of correlation to the anticipated cash flows they are designated to hedge. Hedge effectiveness is determined by the correlation of the anticipated cash flows from the hedging instruments and the anticipated cash flows from the future foreign currency commitments through the maturity dates of the derivatives used to hedge these cash flows. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income (loss) and are categorized in Level 2 of the fair value hierarchy. Gains and losses in accumulated other comprehensive loss are reclassified to earnings when the related hedged item is recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Consolidated Statement of Cash Flows as the cash flows of the related hedged items. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. At December 30, 2022, we had open foreign currency forward contracts with an aggregate notional amount of $275 million, hedging certain forecasted transactions denominated in Canadian Dollars, U.S. Dollars, British Pounds and Euros. At December 31, 2021, we had open foreign currency forward contracts with an aggregate notional amount of $328 million, hedging certain forecasted transactions denominated in U.S. Dollars, Canadian Dollars, British Pounds, Euros and Australian Dollars.
At December 30, 2022, our foreign currency forward contracts had maturities through 2025.
The table below presents the fair values of our derivatives designated as foreign currency hedging instruments in our Consolidated Balance Sheet at December 30, 2022 and December 31, 2021:

(In millions)	December 30, 2022	December 31, 2021

Derivatives designated as hedging instruments:
Foreign currency forward contracts
Other current assets	$3	$2
Other non-current assets	1	1
Other accrued items	10	5
Other long-term liabilities	1	—
Net unrealized gains and losses recognized in other comprehensive income from foreign currency derivatives designated as cash flow hedges were $22 million and $12 million in fiscal 2022 and fiscal 2020, respectively, and were not material in fiscal 2021. Net gains and losses reclassified from AOCI in to earnings from foreign currency derivatives designated as cash flow hedges were $11 million and $20 million in fiscal 2022 and 2021, respectively, and were not material in fiscal 2020.
Gains and losses from foreign currency derivatives designated as cash flow hedges are included in the line item in our Consolidated Statement of Operations associated with the hedged transaction, with the exception of the losses resulting from discontinued cash flow hedges, which are included in the “Engineering, selling and administrative expenses” line item in our Consolidated Statement of Operations.
At December 30, 2022, the estimated amount of existing losses to be reclassified into earnings within the next twelve months was $8 million.
Interest-Rate Risk — Cash Flow Hedges
On November 22, 2022, we established a new $2.25 billion, three-year senior unsecured term loan facility by entering into the Term Loan 2025 as described in Note 13: Debt in these Notes. We entered into a 1-year interest rate cap derivative to hedge the variability of the cash flows attributable to the changes in the 1-month Term SOFR Cap Rate, effective December 14, 2022. The fair value of our derivatives designated as interest rate hedges was $15 million and was included in the “Other current assets” line item in our Consolidated Balance Sheet at December 30, 2022.
On November 25, 2020, in order to fund our optional redemption of the 4.95% 2021 Notes as described in Note 13: Debt in these Notes, we completed the issuance of $650 million in aggregate principal amount of the 1.80%
_____________________________________________________________________

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
NOTE 20: NON-OPERATING INCOME, NET
The components of Non-operating income, net were as follows:

	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

Non-service FAS pension income(1)	$441	$445	$389
Equity investment (losses) gains, net	(18)	5	—
Impairment of equity method investment	—	(35)	—
Other, net	2	24	12
	$425	$439	$401
_______________
(1)Non-service cost components of net periodic benefit income recorded in the “Non-operating income, net” line item in our Consolidated Statement of Operations include interest cost, expected return on plan assets, amortization of net actuarial gain and effect of curtailments or settlements under our pension and postretirement benefit plans.
_____________________________________________________________________

NOTE 21: ACCUMULATED OTHER COMPREHENSIVE LOSS
The components of AOCI are summarized below:

(In millions)	Foreign currency translation	Net unrealized losses on hedging derivatives	Unrecognized postretirement obligations	Total AOCI

Balance at December 31, 2021	$(118)	$(89)	$61	$(146)
Other comprehensive loss, before income taxes	(124)	(10)	(33)	(167)
Income taxes	5	2	7	14
Other comprehensive loss before reclassifications to earnings, net of income taxes	(119)	(8)	(26)	(153)
Losses (gains) reclassified to earnings(1)	—	22	(9)	13
Income taxes	—	(4)	2	(2)
Losses (gains) reclassified to earnings, net of income taxes	—	18	(7)	11
Other comprehensive (loss) income, net of income taxes	(119)	10	(33)	(142)
Balance at December 30, 2022	$(237)	$(79)	$28	$(288)

Balance at January 1, 2021	$(58)	$(80)	$(701)	$(839)
Other comprehensive (loss) income, before income taxes	(63)	(4)	1,013	946
Income taxes	—	1	(255)	(254)
Other comprehensive (loss) income before reclassifications to earnings, net of income taxes	(63)	(3)	758	692
Losses (gains) reclassified to earnings(1)	3	(8)	6	1
Income taxes	—	2	(2)	—
Losses (gains) reclassified to earnings, net of income taxes	3	(6)	4	1
Other comprehensive (loss) income, net of income taxes	(60)	(9)	762	693
Balance at December 31, 2021	$(118)	$(89)	$61	$(146)
_______________
(1)Losses (gains) reclassified to earnings are included in the “Revenue from product sales and services,” “Business divestiture-related gains (losses), net,” “Interest expense” and “Non-operating income, net” line items in our Consolidated Statement of Operations.
NOTE 22: INCOME TAXES
Income Tax Provision
The provisions for current and deferred income taxes are summarized as follows:

	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

Current:
United States	$633	$415	$337
International	82	70	76
State and local	98	65	45
	813	550	458
Deferred:
United States	(523)	(55)	(150)
International	(61)	(34)	(73)
State and local	(17)	(21)	(1)
	(601)	(110)	(224)
	$212	$440	$234
_____________________________________________________________________

The total income tax provision above was attributable to continuing operations.

A reconciliation of the U.S. statutory income tax rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	December 30, 2022	December 31, 2021	January 1, 2021

U.S. statutory income tax rate	21.0%	21.0%	21.0%
State taxes	2.2	1.8	3.2
International income	—	0.4	0.4
Non-deductible goodwill impairment	14.2	0.6	5.8
Research and development tax credit	(13.0)	(5.9)	(9.2)
FDII deduction	(5.1)	(1.4)	(1.3)
Change in valuation allowance	0.1	0.9	0.5
Impact of divestitures and reorganizations	(1.3)	4.1	—
Equity-based compensation(1)	(0.2)	(1.1)	(1.0)
Settlement of tax audits	(0.7)	(1.1)	(1.8)
Other items	(0.5)	—	0.1
Effective income tax rate	16.7%	19.3%	17.7%
_______________
(1)Includes non-deductible equity-based compensation and excess tax benefits from equity-based compensation.
As of December 30, 2022, we estimate our outside basis difference in foreign subsidiaries that are considered indefinitely reinvested to be approximately $1.0 billion. The outside basis difference is comprised predominantly of purchase accounting adjustments and to a lesser extent, undistributed earnings and other equity adjustments. In the event of a disposition of the foreign subsidiaries or a distribution, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions. As of December 30, 2022, the determination of the amount of unrecognized deferred tax liability related to the outside basis difference is not practicable.
Tax Law Changes
On August 16, 2022, President Biden signed into law the IRA which includes implementation of a new 15% CAMT, a 1% excise tax on stock repurchases and tax incentives for energy and climate initiatives. These provisions are effective beginning January 1, 2023, and we expect them to be immaterial to our financial results, financial position and cash flows.
Beginning in fiscal 2022, pursuant to provisions in the TCJA, research and experimental expenditures must be capitalized and amortized over five years instead of deductible when incurred.
_____________________________________________________________________

Deferred Income Tax Assets (Liabilities)
The components of deferred income tax assets (liabilities) were as follows:

(In millions)	December 30, 2022	December 31, 2021

Deferred tax assets:
Accruals	$227	$288
Tax loss and credit carryforwards	194	174
Pension and other post-employment benefits	13	107
Operating lease obligation	239	245
Capitalized research and experimental expenditures	646	—
Other	359	329
Valuation allowance(1)	(243)	(257)
Deferred tax assets, net	1,435	886

Deferred tax liabilities:
Property, plant and equipment	(167)	(103)
Acquired intangibles	(1,566)	(1,663)
Operating lease right-of-use asset	(210)	(218)
Other	(138)	(161)
Deferred tax liabilities	(2,081)	(2,145)
Net deferred tax liabilities	$(646)	$(1,259)
_______________
(1)The valuation allowance has been established to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future. The net change in our valuation allowance in fiscal 2022 and 2021 was a decrease of $14 million and an increase of $92 million, respectively.
Net deferred tax assets (liabilities) were classified as follows in our Consolidated Balance Sheet:

(In millions)	December 30, 2022	December 31, 2021

Deferred income tax assets	$73	$85
Deferred income tax liabilities	(719)	(1,344)
Net deferred tax liabilities	$(646)	$(1,259)
Tax loss and credit carryforwards at December 30, 2022 have expiration dates ranging from less than one year to no expiration date. A significant portion of the carryforwards are either indefinite or begin expiring 2035. The tax-effected amounts of Federal, international and state and local operating loss carryforwards at December 30, 2022 were $5 million, $70 million and $7 million, respectively. The tax-effected amounts of Federal, international and state and local capital loss carryforwards were not material at December 30, 2022. The amounts of Federal, international and state and local credit carryforwards at December 30, 2022 were $5 million, $8 million and $103 million, respectively.
Income from continuing operations before income taxes of international subsidiaries was $95 million and $29 million in fiscal 2022 and 2021, respectively, and loss from continuing operations before income taxes of international subsidiaries was $101 million in fiscal 2020. We paid $309 million, $358 million and $394 million in income taxes, net of refunds received, in fiscal 2022, 2021 and 2020, respectively.
_____________________________________________________________________

Tax Uncertainties
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

Balance at beginning of period	$587	$542	$438
Additions based on tax positions taken during current period	124	115	60
Additions based on tax positions taken during prior periods	4	11	21
Additions for tax positions related to acquired entities	—	—	116
Decreases based on tax positions taken during prior periods	(76)	(64)	(82)
Decreases from lapse in statutes of limitations	(6)	(15)	(3)
Decreases from settlements	(20)	(2)	(8)
Balance at end of period	$613	$587	$542
As of December 30, 2022, we had $613 million of unrecognized tax benefits, of which $486 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. As of December 31, 2021, we had $587 million of unrecognized tax benefits, of which $488 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We recognized interest and penalties of $12 million, $3 million and $14 million in fiscal 2022, 2021 and 2020, respectively. We had accrued $59 million for the potential payment of interest and penalties as of December 30, 2022 (and this amount was not included in the $613 million of unrecognized tax benefits balance at December 30, 2022 shown above). We had accrued $47 million for the potential payment of interest and penalties as of December 31, 2021 (and this amount was not included in the $587 million of unrecognized tax benefits balance at December 31, 2021 shown above).
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
We are currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2013 through 2020. It is reasonably possible that there could be a significant decrease or increase to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes is not practicable for the remaining unrecognized tax benefits because of the significant number of jurisdictions in which we do business and the number of open tax periods under various stages of examination.
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
At December 30, 2022, our ending backlog was $22.3 billion. We expect to recognize approximately 55% of the revenue associated with this backlog by the end of 2023 and approximately 75% by the end of 2024, with the remainder to be recognized thereafter. At December 31, 2021, our ending backlog was $21.1 billion.
NOTE 24: BUSINESS SEGMENTS
We structure our operations primarily around the products, systems and services we sell and the markets we serve and report our financial results in the following three reportable segments:
_____________________________________________________________________

•Integrated Mission Systems: including multi-mission ISR systems; integrated electrical and electronic systems for maritime platforms; advanced EO/IR solutions; fuzing and ordnance systems; commercial aviation products; and commercial pilot training operations;
•Space & Airborne Systems: including space payloads, sensors and full-mission solutions; classified intelligence and cyber; avionics; electronic warfare; and mission networks for air traffic management operations; and
•Communication Systems: including tactical communications with global communications solutions; broadband communications; integrated vision solutions; and public safety radios, system applications and equipment.
Organizational Structure
Effective January 1, 2022, we streamlined our business segments from four business segments to three business segments. As a result of the segment reorganization, the Aviation Systems segment was eliminated as a business segment. As part of our new business segment structure, the ongoing operations that had been part of our former Aviation Systems segment were integrated into the remaining segments. Fuzing and ordnance systems, commercial aviation products and commercial pilot training operations were moved into our IMS segment; and mission networks for air traffic management operations was moved into our SAS segment.
During fiscal 2022, we adjusted our reporting within our IMS segment to better align our businesses and transferred our precision engagement business, which includes fuzing and ordnance systems, from ADG to Electro Optical.
See Note 4: Business Divestitures and Asset Sales in these Notes and elsewhere in these Notes for information relating to businesses divested in fiscal 2022, 2021 and 2020.
_____________________________________________________________________

Business Segment Financial Information
Segment revenue, segment operating income and a reconciliation of segment operating income to total income from continuing operations before income taxes are as follows:

	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

Revenue
Integrated Mission Systems	$6,916	$7,042	$6,793
Space & Airborne Systems	6,060	5,965	5,823
Communication Systems	4,217	4,287	4,402
Other non-reportable businesses	—	683	1,347
Corporate eliminations	(131)	(163)	(171)
Total Revenue	$17,062	$17,814	$18,194

Income from Continuing Operations before Income Taxes
Segment Operating Income:
Integrated Mission Systems	$424	$866	$205
Space & Airborne Systems	735	761	762
Communication Systems	667	1,043	1,035
Other non-reportable businesses	—	104	160
	1,826	2,774	2,162
Unallocated Items:
Unallocated corporate department expense, net(1)	25	(51)	(69)
Amortization of acquisition-related intangibles(2)	(605)	(627)	(709)
L3Harris Merger-related integration expenses	(90)	(134)	(140)
Acquisition-related transaction and integration expenses	(9)	—	—
Pre-acquisition and other divestiture-related expenses	(63)	(71)	10
Additional cost of sales related to fair value step-up in inventory sold	—	—	(31)
Business divestiture-related gains (losses), net	—	220	(51)
Gain on sale of asset group	8	—	—
Impairment of goodwill and other assets(3)	—	(125)	(132)
Charges for severance and other termination costs	(29)	—	—
Charges related to an additional pre-merger legal contingency	(31)	—	—
FAS/CAS operating adjustment(4)	95	123	135
	(699)	(665)	(987)
Non-operating income, net	425	439	401
Net interest expense	(279)	(265)	(254)
Total income from continuing operations before income taxes	$1,273	$2,283	$1,322
_______________
(1)Includes certain corporate-level expenses that are not included in management’s evaluation of segment operating performance. For fiscal 2022, also includes $29 million of income from our deferred compensation plans and $13 million of income from GHG emission reduction projects.
(2)Includes amortization of identifiable intangible assets acquired in connection with business combinations. Because our acquisitions benefit the entire Company as opposed to any individual segment, the amortization of identifiable intangible assets acquired was not allocated to any segment.
(3)For fiscal 2021, includes: (i) a $62 million non-cash goodwill impairment charge related to our CPS business and (ii) a $63 million non-cash intangible asset impairment charge related to our CTS reporting unit. For fiscal 2020, includes: (i) a $113 million non-cash intangible asset impairment charge related to our Commercial Aviation Solutions reporting unit and (ii) a $14 million non-cash goodwill impairment charge related to the then-potential divestiture of VSE disposal group, as well as a $5 million non-cash goodwill impairment charge related to the divestiture of the Applied Kilovolts business. See Note 9: Goodwill and Note 10: Intangible Assets in these Notes for additional information.
_____________________________________________________________________

(4)Represents the difference between the service cost component of FAS pension and OPEB income and total CAS pension and OPEB cost and replaces the “Pension adjustment” line item previously presented, which included the non-service components of FAS pension and OPEB income. See Net FAS/CAS operating adjustment table below.
The table below is a reconciliation of the FAS/CAS operating adjustment:

	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

FAS pension service cost	$(46)	$(68)	$(67)
Less: CAS pension cost	(141)	(191)	(202)
FAS/CAS operating adjustment	95	123	135
Non-service FAS pension income	441	445	388
FAS/CAS pension adjustment, net(1)	$536	$568	$523
_______________
(1)FAS/CAS pension adjustment, net excludes net settlement and curtailment losses recognized in fiscal 2021. See Note 14: Pension and Other Postretirement Benefits in these Notes for additional information on net settlements and curtailments and see Note 1: Significant Accounting Policies in these Notes for additional information regarding our FAS/CAS pension adjustment accounting policy.
Disaggregation of Revenue
We disaggregate revenue for all three business segments by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Fiscal Year Ended
	December 30, 2022			December 31, 2021			January 1, 2021
(In millions)	IMS	SAS	CS	IMS	SAS	CS	IMS	SAS	CS

Revenue By Customer Relationship
Prime contractor	$4,488	$3,818	$2,829	$4,738	$3,679	$2,886	$4,470	$3,425	$3,054
Subcontractor	2,367	2,217	1,343	2,243	2,274	1,347	2,273	2,380	1,304
Intersegment	61	25	45	61	12	54	50	18	44
	$6,916	$6,060	$4,217	$7,042	$5,965	$4,287	$6,793	$5,823	$4,402
Revenue By Contract Type
Fixed-price(1)	$5,161	$3,710	$3,552	$5,316	$3,697	$3,631	$5,035	$3,612	$3,736
Cost-reimbursable	1,694	2,325	620	1,665	2,256	602	1,708	2,193	622
Intersegment	61	25	45	61	12	54	50	18	44
	$6,916	$6,060	$4,217	$7,042	$5,965	$4,287	$6,793	$5,823	$4,402
Revenue By Geographical Region
United States	$5,096	$5,323	$2,735	$5,102	$5,250	$3,001	$5,347	$5,022	$3,138
International	1,759	712	1,437	$1,879	703	1,232	1,396	783	1,220
Intersegment	61	25	45	$61	12	54	50	18	44
	$6,916	$6,060	$4,217	$7,042	$5,965	$4,287	$6,793	$5,823	$4,402
_______________
(1)Includes revenue derived from time-and-materials contracts.

	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

Geographical Information for Continuing Operations
Revenue from U.S. operations	$15,373	$16,234	$16,998
Revenue from international operations	1,689	1,580	1,196
Our products and systems are produced principally in the U.S. with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 5% of our total revenue in fiscal 2022, 2021 or 2020.
Sales made to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, by all segments as a percentage of total revenue were 74%, 75% and
_____________________________________________________________________

78% in fiscal 2022, 2021 and 2020, respectively. Revenue from services in fiscal 2022 was 37%, 27% and 19% of total revenue in our IMS, SAS and CS segments, respectively.
Revenue from products and services where the end consumer is located outside the U.S., including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was $3.9 billion (23% of our revenue), $3.9 billion (22% of our revenue) and $3.7 billion (20% of our revenue) in fiscal 2022, 2021 and 2020, respectively. Export revenue and revenue from international operations in fiscal 2022 was principally from the EMEA and APAC regions and Canada.
Assets by Business Segment
Total assets by business segment are as follows:

(In millions)	December 30, 2022	December 31, 2021

Total Assets
Integrated Mission Systems	$11,283	$11,830
Space & Airborne Systems	8,475	8,151
Communication Systems	5,800	6,035
Other non-reportable businesses	—	3
Corporate(1)	7,966	8,690
	$33,524	$34,709
_______________
(1)Identifiable intangible assets acquired in connection with business combinations were recorded as corporate assets because they benefited the entire Company as opposed to any individual segment. Identifiable intangible asset balances recorded as corporate assets were $6.0 billion and $6.6 billion at December 30, 2022 and December 31, 2021, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, as well as any assets of businesses held for sale.
Other selected financial information by business segment and geographical area is summarized below:

	Fiscal Year Ended
(In millions)	December 30, 2022	December 31, 2021	January 1, 2021

Capital Expenditures
Integrated Mission Systems	$61	$93	$108
Space & Airborne Systems	117	131	122
Communication Systems	36	56	58
Other non-reportable businesses	—	4	16
Corporate	38	58	64
	$252	$342	$368
Depreciation and Amortization
Integrated Mission Systems	$83	$98	$105
Space & Airborne Systems	105	103	100
Communication Systems	47	49	61
Other non-reportable businesses	—	8	34
Corporate	703	709	732
	$938	$967	$1,032
Geographical Information for Continuing Operations
Long-lived assets of U.S. operations	$1,896	$1,870	$1,949
Long-lived assets of international operations	208	231	153
In addition to depreciation and amortization expense related to property, plant and equipment, “Depreciation and Amortization” in the table above also includes $596 million, $624 million and $714 million of amortization related to identifiable intangible assets, debt premium, debt discount, debt issuance costs and other items in fiscal 2022, 2021 and 2020, respectively.
_____________________________________________________________________

NOTE 25: LEGAL PROCEEDINGS AND CONTINGENCIES
General
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At December 30, 2022, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 30, 2022 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
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
U.S. Government Business
We are engaged in supplying goods and services to various departments and agencies of the U.S. Government. We are therefore dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies. U.S. Government development and production contracts typically involve long lead times for design and development, are subject to significant changes in contract scheduling and may be unilaterally modified or canceled by the U.S. Government. Often these contracts call for successful design and production of complex and technologically advanced products or systems. We may participate in supplying goods and services to the U.S. Government as either a prime contractor or as a subcontractor to a prime contractor. Disputes may arise between the prime contractor and the U.S. Government or between the prime contractor and its subcontractors and may result in litigation or arbitration between the contracting parties. The Company remains subject to the administrative agreement with the Department of State.
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
_____________________________________________________________________

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
In September 2019, we reached an administrative settlement with the Department of State to resolve alleged U.S. export control regulation violations. Under the terms of the settlement, we have committed to strengthen our trade compliance program under the supervision of a special compliance officer and will pay a civil penalty of $13 million over three years (with $6.5 million suspended on the condition of use for qualified remedial compliance measures). The settlement did not result in any debarment or limitation on export licensing. The settlement was paid in full during fiscal 2021.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that several sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice, Environment and Natural Resources Division, notified several potentially responsible parties, including L3Harris, of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including L3Harris, of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River in New Jersey, estimated by the EPA to be $1.38 billion. During the fourth quarter of fiscal 2021, the EPA further announced an interim plan to remediate sediment in the upper nine miles of the of the Lower Passaic River with an estimated cost of $441 million. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at December 30, 2022 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
NOTE 26: SUBSEQUENT EVENTS
On January 3, 2023, we completed the acquisition of the TDL product line for a purchase price of $1.96 billion, subject to customary adjustments. The acquisition was financed through the Term Loan 2025, our new three-year senior unsecured term loan facility, which provides for term loans in up to two separate draws no later than June 30, 2023. Upon closing the TDL product line acquisition, we drew $2.0 billion on the Term Loan 2025. The Term Loan 2025 will bear interest at SOFR plus 0.10% plus an applicable margin, initially 1.250%, that varies based on the Senior Debt Ratings or the base rate, as described in L3Harris’ Current Report on Form 8-K filed with the SEC on August 4, 2022, plus an applicable margin, initially 0.250%, that varies based on the Senior Debt Ratings. See Note 13: Debt in these Notes for additional information on the Term Loan 2025.
In connection with our obligations under the definitive agreement to acquire AJRD, on January 10, 2023 we filed our notification and report form with the Antitrust Division of the United States Department of Justice (the ”Antitrust Division”) and the U.S. Federal Trade Commission (the ‘‘FTC’’) as required under the HSR Act. on February 9, 2023, we withdrew our notification and report form filed on January 10, 2023 and resubmitted the form on February 13, 2023. Clearance under the HSR Act is a condition of closing the acquisition of AJRD. The applicable waiting period under the HSR Act will expire on March 15, 2023, unless terminated earlier or extended including by the issuance of a request for additional information and documentary materials by the Antitrust Division or FTC. See Note 3: Acquisitions in these Notes for further information on the acquisition of AJRD.
_____________________________________________________________________

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of December 30, 2022, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based on this work and other evaluation procedures, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that as of December 30, 2022, our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of internal control over financial reporting to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration activities. There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Evaluation of Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our management’s assessment and those criteria, our management concluded that our internal control over financial reporting was effective as of December 30, 2022. “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Report. The effectiveness of our internal control over financial reporting was audited by Ernst & Young LLP, our independent registered public accounting firm, whose unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Report.

ITEM 9B.	OTHER INFORMATION.
Not applicable.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
Not applicable.
PART III
_____________________________________________________________________

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Information regarding our directors, executive officers and corporate governance is included in our Proxy Statement for our 2023 Annual Meeting of Shareholders scheduled to be held on April 21, 2023 (our “2023 Proxy Statement”), which is expected to be filed within 120 days after the end of our fiscal 2022.
(a) Identification of Directors: The information required by this Item with respect to our directors is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors and Nominee Biographies in our 2023 Proxy Statement.
(b) Identification of Executive Officers: Certain information regarding our executive officers is included in Part I of this Report under the heading “Information about our Executive Officers” in accordance with General Instruction G(3) of Form 10-K.
(c) Audit Committee Information; Financial Expert: The information required by this Item with respect to the Audit Committee of our Board of Directors and “audit committee financial experts” is incorporated herein by reference to the discussions under the headings Corporate Governance and Board Committees— Audit Committee in our 2023 Proxy Statement.
(d) Delinquent Section 16(a) Reports: Information related to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Delinquent Section 16(a) Reports in our 2023 Proxy Statement.
(e) Code of Ethics: All of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Code of Conduct. Our Code of Conduct is posted on our website at https://www.l3harris.com/resources/other/l3harris-code-conduct and is also available free of charge by written request to our Director of Ethics and Compliance, L3Harris Technologies, Inc., 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose on the Code of Conduct section of our website at https://www.l3harris.com/resources/other/l3harris-code-conduct any amendment to, or waiver from, our Code of Conduct that is required to be disclosed to shareholders, within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Code of Conduct in our 2023 Proxy Statement.
(f) Policy for Nominees: The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion under the headings Director Nomination Process and Shareholder Nominations and Proposals in our 2023 Proxy Statement concerning procedures by which shareholders may recommend nominees to our Board of Directors, submit nominees for inclusion in our proxy materials pursuant to our “proxy access” provision of our By-Laws or directly propose nominees for consideration pursuant to our By-Laws but not pursuant to the proxy access provision. No material changes to those procedures have occurred since the disclosure regarding those procedures in our Proxy Statement for our 2022 Annual Meeting of Shareholders. As disclosed in a Current Report on Form 8-K filed by us with the SEC on December 13, 2022, however, we amended and restated our By-Laws on December 8, 2022 to, among other things, (i) require that a shareholder providing notice of its intent to nominate an individual to the Board pursuant to the universal proxy rules adopted by the SEC must comply with all requirements of those rules and provide reasonable evidence of such compliance, upon request; and (ii) enhance the procedural mechanics and disclosure requirements in connection with a shareholder’s request to nominate directors under our advance notice or proxy access by-laws, including by requiring a shareholder delivering a notice pursuant to such by-laws to (a) provide additional background information and disclosures with respect to the shareholder, any nominees proposed by the shareholder and certain other interested persons and (b) update such notice, if necessary, so that it remains true and correct both as of the record date and ten business days prior to the applicable meeting.
Additional information concerning requirements and procedures for shareholders directly nominating directors is contained under the heading Shareholder Nominations and Proposals in our 2023 Proxy Statement.

_____________________________________________________________________

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item with respect to compensation of our directors and executive officers is incorporated herein by reference to the discussions under the headings Director Compensation and Benefits, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables, CEO Pay Ratio and Pay Versus Performance in our 2023 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table provides information as of December 30, 2022 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	4,503,967	$162.56	14,293,456
Equity compensation plans not approved by shareholders	—	—	—
Total	4,503,967	$162.56	14,293,456
_______________
(1) Consists of awards under the L3Harris SIPs.
(2) Under the L3Harris SIPs, in addition to options, we have granted share-based compensation awards in the form of performance shares, shares of restricted stock, performance share units, restricted stock units, shares of immediately vested common stock and other similar types of share-based awards. As of December 30, 2022, there were awards outstanding under those plans with respect to 1,197,838 shares, consisting of awards of (i) 673,495 restricted stock units and (ii) 524,343 performance share units, for which all 1,197,838 were payable in shares but for which no shares were yet issued and outstanding. The 4,503,967 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 3,306,129 outstanding options and in respect of awards of 1,197,838 performance share units and restricted stock units payable in shares. Because there is no exercise price associated with awards of shares of restricted stock, performance share units or restricted stock units, all of which are granted to employees at no cost, such awards are not included in the weighted-average exercise price calculation in column (b).
See Note 15: Stock Options and Other Share-Based Compensation in the Notes for a general description of our share-based incentive plans.
The other information required by this Item with respect to security ownership of certain of our beneficial owners and management is incorporated herein by reference to the discussions under the headings Principal Shareholders and Shares Owned By Directors, Nominees and Executive Officers in our 2023 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the discussions under the headings Director Independence Standards and Related Person Transactions in our 2023 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 4: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2023 Proxy Statement.
_____________________________________________________________________

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as a part of this Report:

Page
(1) List of Financial Statements Filed as Part of this Report:
The following financial statements and reports of L3Harris Technologies, Inc. and its consolidated subsidiaries are included in Item 8 of this Report at the page numbers referenced below:
Management’s Report on Internal Control Over Financial Reporting	55
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42) on the Consolidated Financial Statements	56
Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	59
Consolidated Statement of Operations — Fiscal Years Ended December 30, 2022, December 31, 2021 and January 1, 2021	60
Consolidated Statement of Comprehensive Income — Fiscal Years Ended December 30, 2022, December 31, 2021 and January 1, 2021	61
Consolidated Balance Sheet — December 30, 2022 and December 31, 2021	62
Consolidated Statement of Cash Flows — Fiscal Years Ended December 30, 2022, December 31, 2021 and January 1, 2021	63
Consolidated Statement of Equity — Fiscal Years Ended December 30, 2022, December 31, 2021 and January 1, 2021	64
Notes to Consolidated Financial Statements	65
(2) Financial Statement Schedules:
All schedules are omitted because they are not applicable, the amounts are not significant or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
(3)    Exhibits:
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:
***(2) Agreement and Plan of Merger, dated as of December 17, 2022, by and among L3Harris Technologies, Inc., Aquila Merger Sub Inc. and Aerojet Rocketdyne Holdings, Inc., incorporated herein by reference to exhibit 2.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2022 (Commission File Number 1-3863)
(3)(a) Restated Certificate of Incorporation of L3Harris Technologies, Inc. (1995), as amended, incorporated herein by reference to Exhibit 3(a) to the L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on July 29, 2022. (Commission File Number 1-3863)
(3)(b) By-Laws of L3Harris Technologies, Inc., as amended and restated effective December 8, 2022, incorporated herein by reference to Exhibit 3(b) to the L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on December 13, 2022. (Commission File Number 1-3863)
(4)(a) Specimen Stock Certificate for L3Harris Technologies, Inc.’s common stock, incorporated herein by reference to Exhibit 4 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
(4)(b) (i) Indenture, dated as of May 1, 1996, between L3Harris Technologies, Inc. (formerly known as Harris Corporation) and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by L3Harris Technologies, Inc. (formerly known as Harris Corporation) when and as authorized by L3Harris Technologies, Inc.’s (formerly known as Harris Corporation) Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to L3Harris Technologies, Inc.’s (formerly known as Harris Corporation) Registration Statement on Form S-3, Registration Statement No. 333-03111, filed with the SEC on May 3, 1996.
(ii) Instrument of Resignation from Trustee and Appointment and Acceptance of Successor Trustee, dated as of November 1, 2002 (effective November 15, 2002), among L3Harris Technologies, Inc. (formerly known as Harris Corporation), JP Morgan Chase Bank, as Resigning Trustee, and The Bank of
_____________________________________________________________________

New York, as Successor Trustee, incorporated herein by reference to Exhibit 99.4 to L3Harris Technologies, Inc.’s (formerly known as Harris Corporation) Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002. (Commission File Number 1-3863)
(iii) Supplemental Indenture, dated June 2, 2015, among L3Harris Technologies, Inc. (formerly known as Harris Corporation), Exelis Inc. and The Bank of New York Mellon (as successor to Chemical Bank), to the Indenture dated as of May 1, 1996 between L3Harris Technologies, Inc. (formerly known as Harris Corporation) and The Bank of New York (as successor to Chemical Bank), incorporated herein by reference to Exhibit 4.2 to L3Harris Technologies, Inc.’s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on June 2, 2015. (Commission File Number 1-3863)
**(4)(c) (i) Indenture, dated as of October 1, 1990, between L3Harris Technologies, Inc. (formerly known as Harris Corporation) and U.S. Bank National Association (as successor to National City Bank), as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by L3Harris Technologies, Inc. (formerly known as Harris Corporation) when and as authorized by L3Harris Technologies, Inc.’s (formerly known as Harris Corporation) Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4 to L3Harris Technologies, Inc. (formerly known as Harris Corporation) Registration Statement on Form S-3, Registration Statement No. 33-35315, filed with the SEC on June 8, 1990.
(ii) Supplemental Indenture, dated June 2, 2015, among L3Harris Technologies, Inc. (formerly known as Harris Corporation), Exelis Inc. and U.S. Bank National Association (as successor to National City Bank), to the Indenture dated as of October 1, 1990 between L3Harris Technologies, Inc. (formerly known as Harris Corporation) and U.S. National Association (as successor to National City Bank), incorporated herein by reference to Exhibit 4.1 to L3Harris Technologies, Inc.’s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on June 2, 2015. (Commission File Number 1-3863)
(4)(d) (i) Indenture, dated as of September 3, 2003, between L3Harris Technologies, Inc. (formerly known as Harris Corporation) and The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by L3Harris Technologies, Inc. (formerly known as Harris Corporation) when and as authorized by L3Harris Technologies, Inc.’s (formerly known as Harris Corporation) Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(b) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003
(ii) Instrument of Resignation of Trustee, Appointment and Acceptance of Successor Trustee, dated as of June 2, 2009, among L3Harris Technologies, Inc. (formerly known as Harris Corporation), The Bank of New York Mellon (formerly known as The Bank of New York) and The Bank of New York Mellon Trust Company, N.A., as to Indenture dated as of September 3, 2003, incorporated herein by reference to Exhibit 4(m) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Registration Statement on Form S-3, Registration Statement No. 333-159688, filed with the SEC on June 3, 2009
(iii) Supplemental Indenture, dated June 2, 2015, among L3Harris Technologies, Inc. (formerly known as Harris Corporation), Exelis Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York), to the Indenture dated as of September 3, 2003 between L3Harris Technologies, Inc. (formerly known as Harris Corporation) and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York), incorporated herein by reference to Exhibit 4.3 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on June 2, 2015. (Commission File Number 1-3863)
(4)(e) (i) Subordinated Indenture, dated as of September 3, 2003, between L3Harris Technologies, Inc. (formerly known as Harris Corporation) and The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by L3Harris Technologies, Inc. (formerly known as Harris Corporation) when and as authorized by the L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(c) to the L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003
_____________________________________________________________________

(ii) Instrument of Resignation of Trustee, Appointment and Acceptance of Successor Trustee, dated as of June 2, 2009, among L3Harris Technologies, Inc. (formerly known as Harris Corporation), The Bank of New York Mellon (formerly known as The Bank of New York) and The Bank of New York Mellon Trust Company, N.A., as to Subordinated Indenture dated as of September 3, 2003, incorporated herein by reference to Exhibit 4(n) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Registration Statement on Form S-3, Registration Statement No. 333-159688, filed with the SEC on June 3, 2009
(4)(f) Form of Floating Rate Global Note due March 2023, incorporated herein by reference to Exhibit 4.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2020. (Commission File Number 1-3863)
(4)(g) Form of 3.832% Global Note due 2025, incorporated herein by reference to Exhibit 4.3 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)
(4)(h) Form of 4.400% Global Note due 2028, incorporated herein by reference to Exhibit 4.1 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on June 4, 2018. (Commission File Number 1-3863)
(4)(i) Form of 2.90% Global Note due 2029, incorporated herein by reference to Exhibit 1.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on November 27, 2019. (Commission File Number 1-3863)
(4)(j) Form of 1.80% Global Note due 2031, incorporated herein by reference to Exhibit 4.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on November 25, 2020. (Commission File Number 1-3863)
(4)(k) Form of 4.854% Global Note due 2035, incorporated herein by reference to Exhibit 4.4 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)
(4)(l) Form of 6.15% Global Note due 2040, incorporated herein by reference to Exhibit 4.2 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on December 3, 2010. (Commission File Number 1-3863)
(4)(m) Form of 5.054% Global Note due 2045, incorporated herein by reference to Exhibit 4.5 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on April 27, 2015. (Commission File Number 1-3863)
(4)(n) Registration Rights Agreement, dated as of July 2, 2019, by and among L3Harris Technologies, Inc. (f/k/a L3Harris Technologies, Inc. (formerly known as Harris Corporation)), BofA Securities, Inc. and Morgan Stanley & Co. LLC, incorporated herein by reference to Exhibit 4.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 3, 2019. (Commission File Number 1-3863)
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
_____________________________________________________________________

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
(4)(x) Description of L3Harris Technologies, Inc.’s Securities
*(10)(a) Form of Director and Officer Indemnification Agreement, for use on or after June 29, 2019, incorporated herein by reference to Exhibit 10.5 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(b) L3Harris Technologies, Inc. Executive Change in Control Severance Plan, effective as of March 1, 2020, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 4, 2020. (Commission File Number 1-3863)
*(10)(c) L3Harris Technologies, Inc. Severance Pay Plan, effective as of March 1, 2020, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 4, 2020. (Commission File Number 1-3863)
*(10)(d) L3Harris Technologies, Inc. Annual Incentive Plan (Amended and Restated Effective as of August 28, 2020), incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on September 1, 2020. (Commission File Number 1-3863)
*(10)(e) (i) 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.4 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)
(ii) Form of Stock Option Award Agreement Terms and Conditions (as of August 26, 2011) for grants under the 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)
(iii) Form of Stock Option Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10(a) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2013. (Commission File Number 1-3863)
*(10)(f) (i) 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on October 28, 2015. (Commission File Number 1-3863)
(ii) 2015 Equity Incentive Plan Stock Option Award Agreement Terms and Conditions (as of October 23, 2015), incorporated herein by reference to Exhibit 10(f) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
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
_____________________________________________________________________

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
*(10)(g) L3Harris Technologies, Inc. 2015 Equity Incentive Plan (Amended and Restated Effective as of August 28, 2020), incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on September 1, 2020. (Commission File Number 1-3863)
*10(h) (i) L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021), incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2021. (Commission File Number 1-3863)
(ii) Amendment One to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated April 5, 2021, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2021. (Commission File Number 1-3863)
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
_____________________________________________________________________

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
(ix) Amendment Eight to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated October 7, 2021 incorporated herein by reference to Exhibit 10(i)(ix) to the L3Harris Technologies, Inc.’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2021. (Commission File Number 1-3863)
(x) Amendment Nine to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated December 21, 2021 incorporated herein by reference to Exhibit 10(i)(x) to the L3Harris Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021. (Commission File Number 1-3863)
(xi) Amendment Ten to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated March 28, 2022 incorporated herein by reference to Exhibit 10.3 to the L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on April 29, 2022. (Commission File Number 1-3863)
*(10)(i) (i) L3Harris Excess Retirement Savings Plan, as amended and restated effective January 1, 2020, incorporated herein by reference to Exhibit 10(h) to L3Harris Technologies, Inc.’s Transition Report on Form 10-KT for the fiscal year ended January 3, 2020. (Commission File Number 1-3863)
(ii) Amendment Number One to the L3Harris Excess Retirement Savings Plan (Amended and Restated Effective January 1, 2021), dated December 14, 2020, incorporated herein by reference to Exhibit 10.4 to L3Harris Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2021. (Commission File Number 1-3863)
*(10)(j) L3Harris Technologies, Inc. 2019 Non-Employee Director Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(j) to L3Harris Technologies, Inc.’s Transition Report on Form 10-KT for the fiscal year ended January 3, 2020. (Commission File Number 1-3863)
*(10)(k) (i) Amended and Restated Master Trust Agreement and Declaration of Trust, made as of December 2, 2003, by and between L3Harris Technologies, Inc. (formerly known as Harris Corporation) and The Northern Trust Company, incorporated herein by reference to Exhibit 10(c) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)
(ii) Amendment to the L3Harris Technologies, Inc. (formerly known as Harris Corporation) Master Trust, dated May 21, 2009, incorporated herein by reference to Exhibit 10(m)(ii) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Annual Report on Form 10-K for the fiscal year ended July 3, 2009. (Commission File Number 1-3863)
(iii) Amendment to the L3Harris Technologies, Inc. (formerly known as Harris Corporation) Master Trust, dated December 8, 2009 and effective December 31, 2009, incorporated herein by reference to Exhibit 4(e)(iii) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Registration Statement on Form S-8, Registration Statement No. 333-163647, filed with the SEC on December 10, 2009
_____________________________________________________________________

(iv) Amendment to the L3Harris Technologies, Inc. (formerly known as Harris Corporation) Master Trust, dated and effective May 3, 2010, incorporated herein by reference to Exhibit 4(e)(iv) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Registration Statement on Form S-8, Registration Statement No. 333-222821, filed with the SEC on February 1, 2018
*(10)(l) (i) Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between L3Harris Technologies, Inc. (formerly known as Harris Corporation) and The Northern Trust Company, incorporated herein by reference to Exhibit 10(d) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)
(ii) First Amendment to the L3Harris Technologies, Inc. (formerly known as Harris Corporation) Master Rabbi Trust Agreement, dated September 24, 2004, incorporated herein by reference to Exhibit 10(b) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004. (Commission File Number 1-3863)
(iii) Second Amendment to the L3Harris Technologies, Inc. (formerly known as Harris Corporation) Master Rabbi Trust Agreement, dated as of December 8, 2004, incorporated herein by reference to Exhibit 10.5 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on December 8, 2004. (Commission File Number 1-3863)
(iv) Third Amendment to the L3Harris Technologies, Inc. (formerly known as Harris Corporation) Master Rabbi Trust Agreement, dated January 15, 2009 and effective January 1, 2009, incorporated herein by reference to Exhibit 10(i) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2009. (Commission File Number 1-3863)
(v) Fourth Amendment to the L3Harris Technologies, Inc. (formerly known as Harris Corporation) Master Rabbi Trust Agreement, dated October 27, 2010 and effective as of August 28, 2010, incorporated herein by reference to Exhibit 10(n) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2010. (Commission File Number 1-3863)
(vi) Fifth Amendment to the L3Harris Technologies, Inc. (formerly known as Harris Corporation) Master Rabbi Trust Agreement, dated and effective as of February 28, 2019, incorporated herein by reference to Exhibit 10 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2019. (Commission File Number 1-3863)
(10)(m) Commercial Paper Issuing and Paying Agent Agreement, dated as of March 30, 2005, between Citibank, N.A. and L3Harris Technologies, Inc. (formerly known as Harris Corporation), incorporated herein by reference to Exhibit 99.2 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on April 5, 2005. (Commission File Number 1-3863)
(10)(n) Commercial Paper Dealer Agreement, dated as of June 12, 2007, between Citigroup Global Markets Inc. and L3Harris Technologies, Inc. (formerly known as Harris Corporation), incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)
(10)(o) Commercial Paper Dealer Agreement, dated June 13, 2007, between Banc of America Securities LLC and L3Harris Technologies, Inc. (formerly known as Harris Corporation), incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)
(10)(p) Commercial Paper Dealer Agreement, dated as of June 14, 2007, between SunTrust Capital Markets, Inc. and L3Harris Technologies, Inc. (formerly known as Harris Corporation), incorporated herein by reference to Exhibit 10.3 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on June 18, 2007. (Commission File Number 1-3863)
*(10)(q) (i) Employment Agreement, dated October 8, 2011 and effective November 1, 2011, by and between L3Harris Technologies, Inc. (formerly known as Harris Corporation) and William M. Brown, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on October 11, 2011. (Commission File Number 1-3863)
_____________________________________________________________________

(ii) Employment Agreement Amendment, dated October 12, 2018, by and between L3Harris Technologies, Inc. (formerly known as Harris Corporation) and William M. Brown, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2018. (Commission File Number 1-3863)
*(10)(r) Letter Agreement with Christopher E. Kubasik, dated as of November 5, 2018, incorporated herein by reference to Exhibit 10.4 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(s) Offer Letter Agreement with Jesus Malave Jr., dated as of June 6, 2019, incorporated herein by reference to Exhibit 10.3 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(t) Summary of Annual Compensation of L3Harris Technologies, Inc., Non-Employee Directors effective as of January 1, 2022, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 4, 2021. (Commission File Number 1-3863)
*(10)(u) L3Harris Supplemental Executive Retirement Plan (restated January 1, 2020), incorporated herein by reference to Exhibit 10(z) to L3Harris Technologies, Inc.’s Annual Report on Form 10-K for fiscal year-ended January 1, 2021. (Commission File Number 1-3863)
*(10)(v) L3Harris Salaried Pension Plan (as amended and restated as of December 31, 2021), incorporated herein by reference to Exhibit 10(x)(ii) to L3Harris Technologies, Inc.’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2021. (Commission File Number 1-3863)
*10(w) Link Supplement Nine Component of L3Harris Salaried Pension Plan (as amended and restated effective December 31, 2021), incorporated herein by reference to Exhibit 10(y)(ii) to L3Harris Technologies, Inc.’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2021. (Commission File Number 1-3863)
*10(x) Conditional Waiver, Separation Agreement and Release of All Claims, dated January 21, 2022, between L3Harris Technologies, Inc. and Jesus Malave, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2022. (Commission File Number 1-3863)
*10(y) Offer Letter Agreement dated January 24, 2022, between L3Harris Technologies, Inc. and Michelle L. Turner, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2022. (Commission File Number 1-3863)
***10(z) Revolving Credit Agreement, dated as of July 29, 2022, by and among L3Harris Technologies, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on August 4, 2022. (Commission File Number 1-3863)
***10(aa) Loan Agreement, dated as of November 22, 2022, by and among L3Harris Technologies, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on November 28, 2022. (Commission File Number 1-3863)
*10(bb) Offer Letter, dated August 12, 2022, between L3Harris Technologies, Inc. and Jon Rambeau
(21) Subsidiaries of the Registrant.
(23) Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
(24) Power of Attorney.
(31.1) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1) Section 1350 Certification of Chief Executive Officer.
(32.2) Section 1350 Certification of Chief Financial Officer.
(101) The financial information from L3Harris Technologies, Inc.’s Annual Report on Form 10-K for the period from January 1, 2022 to December 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of Operations,
_____________________________________________________________________

(iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
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
None.
_____________________________________________________________________

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: February 24, 2023	By:	/s/ Christopher E. Kubasik
Christopher E. Kubasik
Chair and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER E. KUBASIK	Chair and Chief Executive Officer (Principal Executive Officer)	February 24, 2023
Christopher E. Kubasik

/s/ MICHELLE L. TURNER	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2023
Michelle L. Turner

/s/ CORLISS J. MONTESI	Vice President, Principal Accounting Officer (Principal Accounting Officer)	February 24, 2023
Corliss J. Montesi

/s/ SALLIE B. BAILEY	Director	February 24, 2023
Sallie B. Bailey

/s/ PETER W. CHIARELLI	Director	February 24, 2023
Peter W. Chiarelli

/s/ THOMAS A. CORCORAN	Director	February 24, 2023
Thomas A. Corcoran

/s/ THOMAS A. DATTILO	Director	February 24, 2023
Thomas A. Dattilo

/s/ ROGER B. FRADIN	Director	February 24, 2023
Roger B. Fradin

/s/ JOANNA L. GERAGHTY	Director	February 24, 2023
Joanna L. Geraghty

/s/ HARRY B. HARRIS JR	Director	February 24, 2023
Harry B. Harris, Jr.

/s/ LEWIS HAY III	Director	February 24, 2023
Lewis Hay III

/s/ LEWIS KRAMER	Director	February 24, 2023
Lewis Kramer

/s/ RITA S. LANE	Director	February 24, 2023
Rita S. Lane

/s/ ROBERT B. MILLARD	Director	February 24, 2023
Robert B. Millard

/s/ LLOYD W. NEWTON	Director	February 24, 2023
Lloyd W. Newton

/s/ CHRISTINA L. ZAMARRO	Director	February 24, 2023
Christina L. Zamarro

_____________________________________________________________________