Form 10-Q
period 2023-03-31
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2023-04-28
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of April 21, 2023 was 189,453,379.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended March 31, 2023
This Quarterly Report on Form 10-Q (this “Report”) contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.
_____________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended
(In millions, except per share amounts)	March 31, 2023	April 1, 2022

Revenue from product sales and services	$4,471	$4,103
Cost of product sales and services	(3,305)	(2,860)
Engineering, selling and administrative expenses	(773)	(745)
Non-operating income, net	82	106
Interest expense, net	(102)	(68)
Income before income taxes	373	536
Income taxes	(34)	(61)
Net income	339	475
Noncontrolling interests, net of income taxes	(2)	—
Net income attributable to L3Harris Technologies, Inc.	$337	$475

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic	$1.77	$2.46
Diluted	$1.76	$2.44

Basic weighted average common shares outstanding	190.2	193.2
Diluted weighted average common shares outstanding	191.2	195.1
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
(In millions)	March 31, 2023	April 1, 2022

Net income	$339	$475
Other comprehensive income:
Foreign currency translation gain (loss), net of income taxes	7	(3)
Net unrealized gain on hedging derivatives, net of income taxes	5	5
Other comprehensive income, recognized during the period	12	2
Reclassification adjustments for gains included in net income	(12)	(6)
Other comprehensive loss, net of income taxes:	—	(4)
Total comprehensive income	339	471
Comprehensive income attributable to noncontrolling interests	(2)	—
Total comprehensive income attributable to L3Harris Technologies, Inc.	$337	$471
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except shares)	March 31, 2023	December 30, 2022

Assets
Current Assets
Cash and cash equivalents	$545	$880
Receivables, net of allowances for collection losses of $38 and $40, respectively	1,231	1,251
Contract assets	3,274	2,987
Inventories	1,541	1,291
Income taxes receivable	41	40
Other current assets	307	258
Assets of business held for sale	61	47
Total current assets	7,000	6,754
Non-current Assets
Property, plant and equipment, net	2,133	2,104
Operating lease right-of-use assets	756	756
Goodwill	18,291	17,283
Other intangible assets, net	6,688	6,001
Deferred income taxes	74	73
Other non-current assets	565	553
Total assets	$35,507	$33,524

Liabilities and Equity
Current Liabilities
Short-term debt	$2	$2
Accounts payable	2,054	1,945
Contract liabilities	1,525	1,400
Compensation and benefits	285	398
Other accrued items	946	818
Income taxes payable	508	376
Current portion of long-term debt, net	811	818
Liabilities of business held for sale	20	19
Total current liabilities	6,151	5,776
Non-current Liabilities
Defined benefit plans	208	262
Operating lease liabilities	735	741
Long-term debt, net	8,220	6,225
Deferred income taxes	570	719
Other long-term liabilities	1,215	1,177
Total liabilities	17,099	14,900
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 189,360,959 and 190,611,458 shares at March 31, 2023 and December 30, 2022, respectively	189	191
Other capital	15,407	15,677
Retained earnings	2,998	2,943
Accumulated other comprehensive loss	(288)	(288)
Total shareholders’ equity	18,306	18,523
Noncontrolling interests	102	101
Total equity	18,408	18,624
Total liabilities and equity	$35,507	$33,524
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
(In millions)	March 31, 2023	April 1, 2022

Operating Activities
Net income	$339	$475
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	165	152
Depreciation and other amortization	85	80
Share-based compensation	23	28
Share-based matching contributions under defined contribution plans	57	55
Pension and other postretirement benefit plan income	(71)	(99)
Deferred income taxes	(115)	(162)
(Increase) decrease in:
Receivables, net	48	(239)
Contract assets	(269)	(93)
Inventories	(86)	(108)
Other current assets	(40)	(25)
Increase (decrease) in:
Accounts payable	90	(43)
Contract liabilities	97	(16)
Compensation and benefits	(115)	(154)
Other accrued items	63	(12)
Income taxes	130	203
Other operating activities	(51)	(3)
Net cash provided by operating activities	350	39
Investing Activities
Net cash paid for acquired business	(1,973)	—
Additions to property, plant and equipment	(71)	(55)
Cash used for equity investments	(5)	(9)
Other investing activities	1	—
Net cash used in investing activities	(2,048)	(64)
Financing Activities
Proceeds from borrowings, net of issuance cost	2,248	1
Repayments of borrowings	(255)	(5)
Proceeds from exercises of employee stock options	11	30
Repurchases of common stock	(396)	(308)
Cash dividends	(220)	(218)
Tax withholding payments associated with vested share-based awards	(26)	(12)
Other financing activities	(1)	(1)
Net cash provided by (used in) financing activities	1,361	(513)
Effect of exchange rate changes on cash and cash equivalents	2	(1)
Net decrease in cash and cash equivalents	(335)	(539)
Cash and cash equivalents, beginning of period	880	941
Cash and cash equivalents, end of period	$545	$402
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

Balance at December 30, 2022	$191	$15,677	$2,943	$(288)	$101	$18,624
Net income	—	—	337	—	2	339
Shares issued under stock incentive plans	—	11	—	—	—	11
Shares issued under defined contribution plans	—	57	—	—	—	57
Share-based compensation expense	—	23	—	—	—	23
Tax withholding payments on share-based awards	—	(26)	—	—	—	(26)
Repurchases and retirement of common stock	(2)	(332)	(62)	—	—	(396)
Cash dividends ($1.14 per share)	—	—	(220)	—	—	(220)
Other	—	(3)	—	—	(1)	(4)
Balance at March 31, 2023	$189	$15,407	$2,998	$(288)	$102	$18,408

Balance at December 31, 2021	$194	$16,248	$2,917	$(146)	$106	$19,319
Net income	—	—	475	—	—	475
Other comprehensive loss, net of income taxes	—	—	—	(4)	—	(4)
Shares issued under stock incentive plans	—	30	—	—	—	30
Shares issued under defined contribution plans	—	55	—	—	—	55
Share-based compensation expense	—	28	—	—	—	28
Tax withholding payments on share-based awards	—	(12)	—	—	—	(12)
Repurchases and retirement of common stock	(1)	(260)	(47)	—	—	(308)
Cash dividends ($1.12 per share)	—	—	(218)	—	—	(218)
Distributions to noncontrolling interests	—	—	—	—	(1)	(1)
Other	—	—	1	—	1	2
Balance at April 1, 2022	$193	$16,089	$3,128	$(150)	$106	$19,366
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE A: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of L3Harris Technologies, Inc. and its consolidated subsidiaries. As used in these Notes to the Condensed Consolidated Financial Statements (these "Notes"), the terms “L3Harris,” “Company,” “we,” “our” and “us” refer to L3Harris Technologies, Inc. and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated.
The accompanying Condensed Consolidated Financial Statements have been prepared by L3Harris in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and equity in conformity with GAAP for annual financial statements and are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period.
In the opinion of management, such interim financial statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, cash flows and equity for the periods presented therein. The balance sheet at December 30, 2022 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022 (our "Fiscal 2022 Form 10-K").
Business Realignment. Effective for fiscal 2023, which began December 31, 2022, we adjusted our reporting to better align our businesses and transferred our Agile Development Group (“ADG”) business from our Integrated Mission Systems ("IMS") segment to our Space & Airborne Systems (“SAS”) segment.
The historical results, discussion and presentation of our business segments as set forth in the accompanying Condensed Consolidated Financial Statements and these Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of operations, balance sheets, statements of cash flows or statements of equity resulting from these changes.
See Note G: Goodwill and Other Intangible Assets and Note O: Business Segment Information in these Notes for further information.
Use of Estimates
The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the amounts reported in the accompanying Condensed Consolidated Financial Statements and these Notes and related disclosures. These estimates and assumptions are based on experience and other information available prior to issuance of the accompanying Condensed Consolidated Financial Statements and these Notes. Materially different results can occur as circumstances change and additional information becomes known.
Reclassifications
The classification of certain prior year amounts have been adjusted in our Condensed Consolidated Financial Statements and these Notes to conform to current year classifications.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounting Standards Updates
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification ("ASC") 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted the new standard effective December 31, 2022. On January 3, 2023, we completed the acquisition of Viasat, Inc.’s (“Viasat”) Tactical Data Link product line (“TDL”) and applied the provisions of ASU 2021-08 in our purchase accounting for TDL. The adoption of the new standard did not have a material impact on our operating results, financial position, or cash flows. For more information regarding the TDL acquisition see Note B: Acquisitions and Divestitures in these Notes for further information.
NOTE B: ACQUISITIONS AND DIVESTITURES
Acquisition of Viasat, Inc.’s TDL
On January 3, 2023, we completed the acquisition of TDL for a purchase price of $1.958 billion. The acquisition qualified as a business acquisition and enhances our networking capability and provides immediate access to the ubiquitous Link 16 waveform, better positioning us to enable the U.S. Department of Defense (“DoD”) integrated architecture goal in joint all-domain command and control (“JADC2”).
In connection with the acquisition, on November 22, 2022, we established a $2.25 billion, three-year senior unsecured term loan facility by entering into a Loan Agreement (“Term Loan 2025”) with a syndicate of lenders. We used borrowings under Term Loan 2025 to finance the acquisition. See Note H: Debt and Credit Arrangements in these Notes for further information regarding Term Loan 2025.
Net assets and results of operations of TDL are reflected in our financial results commencing on January 3, 2023, the acquisition date, and are reported within our Communication Systems (“CS”) segment.
Consideration Transferred. As of the acquisition date, the fair value of consideration transferred consisted of the following:

(In millions)	January 3, 2023
Purchase price	$1,958
Estimated net working capital and other adjustments	15
Cash consideration paid	1,973
Settlement of preexisting relationship(1)	1
Fair value of consideration transferred	$1,974
_______________
(1)Prior to the acquisition, we had a preexisting relationship with Viasat’s TDL business in the normal course of business. As of the closing date, our CS segment had a receivable from Viasat’s TDL business with a fair value of $1 million that was settled in connection with the acquisition.
Purchase Price Allocation. We accounted for the acquisition of TDL using the acquisition method of accounting, with assets acquired and liabilities assumed recorded at a preliminary fair value of consideration transferred of $1.974 billion, based on information currently available, with any excess of the purchase price over the fair value of assets acquired and liabilities assumed recorded as goodwill.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the preliminary allocation of the fair value of consideration transferred to assets acquired and liabilities assumed as of the acquisition date:

(In millions)	January 3, 2023

Receivables	$28
Contract assets	18
Inventories	164
Other current assets	9
Property, plant and equipment	50
Operating lease right-of-use assets	12
Goodwill	1,014
Other intangible assets	850
Deferred income tax	33
Other non-current assets	6
Total assets acquired	$2,184

Accounts payable	$20
Contract liabilities	28
Compensation and benefits	2
Other accrued items	119
Operating lease liabilities	10
Other long-term liabilities	31
Total liabilities assumed	$210

Net assets acquired	$1,974
Our preliminary estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date); therefore, these provisional measurements of the acquired assets and liabilities assumed are subject to change.
All intangible assets acquired in the TDL acquisition are subject to amortization. The preliminary fair value of identifiable intangible assets acquired as of the acquisition date are as following:

	Total	Useful Lives
	(In millions)	(In Years)

Developed technology	$358	17
Customer relationships:(1)
Backlog	25	2
Government programs	467	15
Total customer relationships	492
Total identifiable intangible assets acquired	$850
_______________
(1)TDL had backlog and government programs intangible assets that we classified as customer relationships.
We determined the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgment related to estimations. The use of different estimates could produce different results. The fair value of intangible assets are estimated using the relief from royalty method for the acquired developed technology and the multi-period excess earnings method for the acquired customer relationships. Both of these level 3 fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount rates, royalty rates related to the developed technology intangible assets, revenue growth attributable to the intangible assets and remaining useful lives. The fair value of inventory was estimated using the replacement cost approach and comparative sales method, which require estimates of replacement cost for raw materials and estimates of expected sales price less costs to complete and dispose of the inventory, plus a profit margin for efforts incurred for the work in progress and finished goods.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
As of March 31, 2023, we have recorded a preliminary forward loss provision of $83 million in connection with certain acquired contracts of which $83 million was included in the “Other accrued items” line item in our Condensed Consolidated Balance Sheet. The forward loss provisions will be recognized as a reduction to cost of sales as we incur costs to satisfy the associated performance obligations. There will be no net impact on our Condensed Consolidated Statement of Operations. We recognized $8 million in the quarter ended March 31, 2023 for amortization of the loss provision.
We have identified certain contractual obligations with customers with economic returns that are higher or lower than could be realized in market transactions as of the acquisition date and have recorded liabilities for the preliminary acquisition date fair value of the off-market components. The preliminary acquisition date fair value of the off-market components is a net liability of $57 million, consisting of $31 million and $26 million included in the“Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet, respectively, and exclude any amounts already recognized in forward loss provisions (see discussion in the preceding paragraph). We measured the fair value of these components as the amount by which the terms of the contract with the customer deviates from the terms that a market participant could have achieved at the acquisition date. The off-market components of these contracts will be recognized as an increase to revenue as we incur costs to satisfy the associated performance obligations. We recognized $9 million in the quarter ended March 31, 2023 for amortization of off-market contract liabilities. Future estimated revenue from the amortization of off-market contract liabilities (based on the estimated pattern of cash flows to be incurred to satisfy associated performance obligations) is $22 million in the remainder of 2023, $26 million in 2024, and immaterial amounts thereafter.
Goodwill. The $1.014 billion of goodwill recognized is attributable to the assembled workforce, in addition to synergies to be realized through integration with existing CS businesses and growth opportunities in the space domain. The acquired goodwill is tax deductible. See Note G: Goodwill and Other Intangible Assets in these Notes for further information.
Financial Results. Revenue and income before income taxes of TDL included in our Condensed Consolidated Statement of Operations from the acquisition date through March 31, 2023 are $81 million and $26 million, respectively. In the same period of calendar year 2022, revenue and income before income taxes of Viasat’s TDL were $94 million and $8 million, respectively.
Acquisition-Related Costs. Acquisition-related costs have been expensed as incurred. In connection with the TDL acquisition, we recorded $31 million of transaction and integration costs, which are included in Engineering, selling and administrative expenses in our Condensed Consolidated Statement of Operations for the quarter ended March 31, 2023.
Pending Acquisition of Aerojet Rocketdyne Holdings, Inc. (“AJRD”)
On December 17, 2022, we entered into a definitive agreement to acquire AJRD in an all-cash transaction for a purchase price of approximately $4.7 billion. The transaction is expected to close in fiscal 2023. In connection with the pending acquisition, during the quarter ended March 31, 2023, we entered into a revolving credit facility and a commercial paper program. See Note H: Debt and Credit Arrangements in these Notes and Note 3: Acquisitions in our Fiscal 2022 Form 10-K for further information regarding the pending AJRD acquisition and related funding.
Divestiture of Visual Information Solutions (“VIS”)
On December 21, 2022, we entered into a definitive agreement to sell our VIS business. VIS, which is part of our SAS segment, provides commercial geospatial software, technology and services used to extract and analyze reliable, accurate and actionable information from geospatial to terrestrial imagery. During the quarter ended March 31, 2023, we assigned an additional $9 million of goodwill to our VIS business. The carrying amounts of the assets and liabilities of our VIS business are classified as held for sale in our Condensed Consolidated Balance Sheet as of March 31, 2023 and December 30, 2022.
On April 6, 2023, subsequent to the quarter ended March 31, 2023, we completed the sale of VIS for $70 million in cash, subject to customary adjustments. See Note Q: Subsequent Events in these Notes for further information.
NOTE C: STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
At March 31, 2023, we had stock options or other share-based compensation awards outstanding under several employee stock incentive plans (“L3Harris SIPs”). The compensation cost related to our share-based awards that was charged against income for the quarters ended March 31, 2023 and April 1, 2022 was $23 million and $28 million, respectively.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Awards granted to participants under L3Harris SIPs and the weighted-average grant-date fair value per share during the quarters ended March 31, 2023 and April 1, 2022 are as follows:

	Quarter Ended March 31, 2023		Quarter Ended April 1, 2022
(In millions, except per share amounts)	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share

Stock options granted(1)	0.4	$54.81	0.4	$53.42
Restricted stock and restricted stock units granted(2)	0.1	$210.84	0.2	$220.97
Performance share units granted(3)	0.2	$223.09	0.2	$258.83
_______________
(1)Other than certain stock options granted in connection with new hires, our stock options generally step-vest in equal amounts over a three-year period.
(2)Other than certain restricted stock units granted in connection with new hires, our restricted stock and restricted stock units generally vest on a three-year cliff.
(3)Our performance share units are subject to performance criteria and generally vest after the three-year performance period.
See Note 15: Stock Options and Other Share-Based Compensation in our Fiscal 2022 Form 10-K for additional information regarding the L3Harris SIPs.
NOTE D: ACCUMULATED OTHER COMPREHENSIVE LOSS (“AOCI”)
The components of AOCI are summarized below:

(In millions)	Foreign currency translation	Net unrealized losses on hedging derivatives	Unrecognized postretirement obligations	Total AOCI

Balance at December 30, 2022	$(237)	$(79)	$28	$(288)
Other comprehensive income before reclassifications to earnings, net of income taxes	7	5	—	12
Gains reclassified to earnings, net of income taxes(1)	—	(1)	(11)	(12)
Other comprehensive income (loss), net of income taxes	7	4	(11)	—
Balance at March 31, 2023	$(230)	$(75)	$17	$(288)

Balance at December 31, 2021	$(118)	$(89)	$61	$(146)
Other comprehensive (loss) income before reclassifications to earnings, net of income taxes	(3)	5	—	2
Gains reclassified to earnings, net of income taxes(1)	—	(1)	(5)	(6)
Other comprehensive (loss) income, net of income taxes	(3)	4	(5)	(4)
Balance at April 1, 2022	$(121)	$(85)	$56	$(150)
_______________
(1)Gains reclassified to earnings are included in the “Revenue from product sales and services,” “Interest expense, net” and “Non-operating income, net” line items in our Condensed Consolidated Statement of Operations.
NOTE E: CONTRACT ASSETS AND CONTRACT LIABILITIES
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
Contract assets and contract liabilities are summarized below:

(In millions)	March 31, 2023	December 30, 2022

Contract assets	$3,274	$2,987
Contract liabilities, current	(1,525)	(1,400)
Contract liabilities, non-current(1)	(115)	(117)
Net contract assets	$1,634	$1,470
_______________
(1)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet.
The components of contract assets are summarized below:

(In millions)	March 31, 2023	December 30, 2022

Unbilled contract receivables, gross	$5,066	$4,629
Unliquidated progress payments and advances	(1,792)	(1,642)
Contract assets	$3,274	$2,987
Contract assets and liabilities as of March 31, 2023 and December 30, 2022 were impacted primarily by the timing of contractual billing milestones. During the quarters ended March 31, 2023 and April 1, 2022, we recognized $603 million and $517 million, respectively, of revenue related to contract liabilities that were outstanding at the end of the respective prior fiscal year.
NOTE F: INVENTORIES
Inventories are summarized below:

(In millions)	March 31, 2023	December 30, 2022

Finished products(1)	$315	$181
Work in process	463	396
Materials and supplies	763	714
Inventories(1)	$1,541	$1,291
_______________
(1)Includes approximately $132 million of TDL inventory of which $111 million is included in finished goods at March 31, 2023.
NOTE G: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The assignment of goodwill and changes in the carrying amount of goodwill, by business segment, were as follows:

(In millions)	IMS	SAS	CS	Total

Balance at December 30, 2022	$7,709	$5,778	$3,796	$17,283
Reallocation of goodwill in business realignment	(327)	327	—	—
Goodwill from TDL acquisition	—	—	1,014	1,014
Assets of business held for sale(1)	—	(9)	—	(9)
Currency translation adjustments	—	3	—	3
Balance at March 31, 2023	$7,382	$6,099	$4,810	$18,291
_______________
(1)During the quarter ended March 31, 2023, we assigned an additional $9 million of goodwill to our VIS business which is included in “Assets of business held for sale” in our Condensed Consolidated Balance Sheet at March 31, 2023.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reallocation of Goodwill in Business Realignment. Effective December 31, 2022, we adjusted our reporting to better align our businesses and transferred our ADG business (a reporting unit) from our IMS segment to our SAS segment (also a reporting unit). In connection with the realignment, we reduced our reporting units from nine to eight as the ADG reporting unit and all $327 million of associated goodwill was absorbed by our existing SAS reporting unit given the economic similarities of the two reporting units. Immediately before the realignment, we performed a qualitative impairment assessment over our SAS reporting unit, and a quantitative impairment assessment over our ADG reporting unit. Immediately after the realignment, we performed a quantitative impairment assessment over the SAS reporting unit. We prepared estimates of the fair value of our pre-realignment ADG reporting unit and post-realignment SAS reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions, and an income-based valuation technique using projected discounted cash flows. These assessments indicated no impairment existed either before or after the realignment.
Goodwill from TDL Acquisition. In connection with the January 3, 2023 acquisition of TDL, we recorded $1.014 billion of goodwill in our Broadband reporting unit within our CS segment. See Note B: Acquisitions and Divestitures in these Notes for further information.
Intangible Assets
Identifiable intangible assets, net are summarized below:

	March 31, 2023			December 30, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)

Customer relationships(2)	$6,616	$2,328	$4,288	$6,124	$2,189	$3,935
Developed technologies(3)	924	388	536	566	366	200
Contract backlog	1	1	—	1	1	—
Trade names — divisions	95	55	40	95	53	42
Other	2	2	—	2	2	—
Total finite-lived identifiable intangible assets	7,638	2,774	4,864	6,788	2,611	4,177
In-process research and development	21	—	21	21	—	21
Trade names — corporate	1,803	—	1,803	1,803	—	1,803
Total identifiable intangible assets, net	$9,462	$2,774	$6,688	$8,612	$2,611	$6,001
_______________
(1)During fiscal 2022, we assigned $10 million of intangible assets associated with the pending VIS business divestiture to “Assets of business held for sale” in our Condensed Consolidated Balance Sheet.
(2)Includes $492 million of customer relationship intangible assets acquired from the TDL acquisition and $11 million of accumulated amortization recognized during the quarter ended March 31, 2023. See Note B: Acquisitions and Divestitures in these Notes for additional information.
(3)Includes $358 million of developed technology intangible assets acquired in the TDL acquisition and $5 million of accumulated amortization recognized during the quarter ended March 31, 2023. See Note B: Acquisitions and Divestitures in these Notes for additional information.
The most significant identifiable intangible asset that is separately recognized for our business combinations is customer relationships. For further description of our accounting policies related to intangible assets acquired in the TDL acquisition, see Note B: Acquisitions and Divestitures in these Notes, and for our accounting policies related to all other intangible assets, see Note 10: Intangible Assets, Net in our Fiscal 2022 Form 10-K.
For the quarters ended March 31, 2023 and April 1, 2022, amortization expense for identifiable finite-lived intangible assets was $165 million and $152 million, respectively, and primarily related to assets acquired in connection with business combinations.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future estimated amortization expense for identifiable intangible assets is as follows:

(In millions)

Remainder of 2023	$652
2024	608
2025	552
2026	493
2027	459
Thereafter	2,100
Total	$4,864
NOTE H: DEBT AND CREDIT ARRANGEMENTS
Long-Term Debt
Long-term debt, net is summarized below:

(In millions)	March 31, 2023	December 30, 2022

Variable-rate debt:
Floating rate notes, due March 10, 2023 ("Floating 2023 Notes")	$—	$250
Term loan, due November 21, 2025	2,250	—

Fixed-rate debt:
3.85% notes, due June 15, 2023 ("3.85% 2023 Notes")	800	800
3.95% notes, due May 28, 2024	350	350
3.832% notes, due April 27, 2025	600	600
7.00% debentures, due January 15, 2026	100	100
3.85% notes, due December 15, 2026	550	550
6.35% debentures, due February 1, 2028	26	26
4.40% notes, due June 15, 2028	1,850	1,850
2.90% notes, due December 15, 2029	400	400
1.80% 2031 Notes, due January 15, 2031	650	650
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
Total variable and fixed-rate debt	8,776	6,776
Financing lease obligations and other debt	218	222
Total debt	8,994	6,998
Plus: unamortized bond premium	64	70
Less: unamortized discounts and issuance costs	(27)	(25)
Total debt, net	9,031	7,043
Less: current portion of long-term debt, net	(811)	(818)
Total long-term debt, net	$8,220	$6,225
Long-Term Debt Issued
On November 22, 2022, we established a $2.25 billion, three-year senior unsecured term loan facility by entering into Term Loan 2025 with a syndicate of lenders that matures on November 21, 2025.
On January 3, 2023, we drew $2.0 billion on Term Loan 2025 and utilized the proceeds to fund the cash consideration paid and a portion of the associated transaction and integration costs related to the TDL acquisition. See Note B: Acquisitions and Divestitures in these Notes for further information on the TDL acquisition.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On March 14, 2023, we drew an additional $250 million on Term Loan 2025 and utilized the proceeds to repay our Floating 2023 Notes. At March 31, 2023, we had $2.25 billion outstanding under Term Loan 2025. There were no borrowings outstanding under Term Loan 2025 at December 30, 2022.
Borrowings under Term Loan 2025 bear interest at: (i) the sum of the term secured overnight financing rate (“SOFR”) for any tenor comparable to the applicable interest period, plus 0.10%, plus an applicable margin between 1.125% and 1.875% that varies based on ratings of our senior unsecured long-term debt securities (“Senior Debt Ratings”). At March 31, 2023, the interest rate on Term Loan 2025 was 6.2% (6.1% net of the impact of our interest rate cap derivative). See Note 19: Derivative Instruments and Hedging Activities in our Fiscal 2022 Form 10-K for further information on our interest rate cap derivative.
There were no issuances of long-term debt during the quarter ended April 1, 2022.
Long-Term Debt Repayments
On March 14, 2023, we repaid the entire outstanding $250 million aggregate principal amount of our Floating 2023 Notes through a $250 million draw on Term Loan 2025 as described above under “Long-Term Debt Issued.” The Floating 2023 Notes were classified as “Long-term debt, net” in our Condensed Consolidated Balance Sheet as of December 30, 2022.
There were no repayments of long-term debt during the quarter ended April 1, 2022.
2023 Credit Agreement
On March 10, 2023, we established a $2.4 billion, 364-day senior unsecured revolving credit facility ("2023 Credit Facility") by entering into a 364-Day Credit Agreement (“2023 Credit Agreement”) with a syndicate of lenders.
Proceeds of the initial funding of loans under the 2023 Credit Agreement are required to be used to finance a portion of the purchase price for the acquisition of AJRD and for the fees, taxes, costs and related expenses related to it, and thereafter may be used for working capital purposes.
At our election, borrowings under the 2023 Credit Agreement, which will be designated in U.S. Dollars, will bear interest at the sum of the term SOFR rate or the Base Rate (as defined in the 2023 Credit Agreement), plus an applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding, beginning on June 6, 2023 (or earlier upon an initial funding), we will be required to pay a quarterly unused commitment fee that varies based on our Senior Debt Ratings.
The 2023 Credit Agreement also contains representations, warranties, covenants and events of default that are substantially similar to the existing Revolving Credit Agreement, dated as of July 29, 2022 (“2022 Credit Agreement”). The 2023 Credit Agreement generally matures on the earlier of 364 days from the initial funding and December 8, 2023, provided that we may extend the maturity of any loans outstanding under the 2023 Credit Agreement by one year, subject to the satisfaction of certain conditions. At March 31, 2023, we had no outstanding borrowings and were in compliance with all covenants under our 2023 Credit Agreement. For additional information regarding our 2023 Credit Agreement, see our Current Report on Form 8-K filed on March 16, 2023.
2022 Credit Agreement
On July 29, 2022, we established a $2 billion, five-year senior unsecured revolving credit facility (“2022 Credit Facility”) under the 2022 Credit Agreement, with a syndicate of lenders. At March 31, 2023, we had no outstanding borrowings and were in compliance with all covenants under our 2022 Credit Agreement.
For a description of the 2022 Credit Agreement and related covenants, see Note 12: Credit Arrangements in our Fiscal 2022 Form 10-K.
Commercial Paper Program
On March 14, 2023, we established a new commercial paper program ("CP Program"). Under the CP Program, we may issue unsecured commercial paper notes up to a maximum aggregate amount of $3.4 billion, supported by amounts available under the 2022 Credit Agreement and the 2023 Credit Agreement.
The commercial paper notes will be sold at par less a discount representing an interest factor or, if interest bearing, at par. The maturities of the commercial paper notes will vary, but may not exceed 397 days from the date of issue. The commercial paper notes will rank at least pari passu with all other unsecured and unsubordinated indebtedness. For additional information regarding our CP Program, see our Current Report on Form 8-K filed on March 16, 2023.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At March 31, 2023, we had no outstanding notes under our CP Program.
NOTE I: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended March 31, 2023		Quarter Ended April 1, 2022
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost	$6	$—	$10	$1
Non-operating
Interest cost	92	3	55	2
Expected return on plan assets	(153)	(5)	(156)	(5)
Amortization of net actuarial (gain) loss	(2)	(5)	2	(2)
Amortization of prior service credit	(7)	—	(6)	—
Non-service cost periodic benefit income	(70)	(7)	(105)	(5)
Net periodic benefit income	$(64)	$(7)	$(95)	$(4)
The service cost component of net periodic benefit income is included in the “Cost of product sales and services” and “Engineering, selling and administrative expenses” line items in our Condensed Consolidated Statement of Operations. The non-service cost components of net periodic benefit income are included in the “Non-operating income, net” line item in our Condensed Consolidated Statement of Operations.
NOTE J: EARNINGS PER SHARE
Income per common share attributable to L3Harris common shareholders (“EPS”) is computed by dividing earnings to L3Harris common shareholders less earnings allocated to participating securities, if applicable, by the weighted-average number of common shares outstanding for the period. Income per diluted common share attributable to L3Harris common shareholders ("diluted EPS") incorporates potential dilutive common shares, primarily consisting of employee stock options and restricted and performance share unit awards, into the weighted-average number of common shares outstanding.
The weighted average number of common shares outstanding used to compute basic and diluted EPS are as follows:

	Quarter Ended
(In millions)	March 31, 2023	April 1, 2022

Basic weighted average common shares outstanding	190.2	193.2
Impact of dilutive share-based awards	1.0	1.9
Diluted weighted average common shares outstanding	191.2	195.1
Diluted EPS excludes the antidilutive impact of 1.2 million and 0.2 million weighted average share-based awards outstanding for the quarters ended March 31, 2023 and April 1, 2022, respectively.
NOTE K: INCOME TAXES
Our effective tax rate was 9.1% for the quarter ended March 31, 2023 compared with 11.3% for the quarter ended April 1, 2022. For the quarter ended March 31, 2023, our effective tax rate benefited from the favorable impacts of research and development (“R&D”) credits, foreign-derived intangible income (“FDII”) deductions and the resolution of specific audit uncertainties. For the quarter ended April 1, 2022, our effective tax rate benefited from the favorable impact of R&D credits, the reduction in deferred tax liabilities on the outside basis of certain foreign subsidiaries due to an internal restructuring, incremental FDII benefit resulting from the requirement to capitalize and amortize R&D expenses beginning in fiscal 2022, the resolution of specific audit uncertainties, and excess tax benefits related to equity-based compensation.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE L: FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
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
The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at March 31, 2023 and December 30, 2022:

	March 31, 2023		December 30, 2022
(In millions)	Total	Level 1	Total	Level 1

Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$67	$67	$64	$64
Investments measured at NAV:
Corporate-owned life insurance	34		33
Total fair value of deferred compensation plan assets	$101		$97

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$7	$7	$8	$8
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	193		192
Total fair value of deferred compensation plan liabilities	$200		$200
_______________
(1)Represents diversified assets held in a “rabbi trust” associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Condensed Consolidated Balance Sheet, and which are measured at fair value.
(2)Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet. Under these plans, participants designate investment options (including stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents the carrying amounts and estimated fair values of long-term debt that is not carried at fair value in our Condensed Consolidated Balance Sheet:

	March 31, 2023		December 30, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

All other long-term debt, net (including current portion)(1)	$6,781	$6,489	$7,043	$6,569
Term Loan 2025(2)	2,250	2,250	—	—
Total debt, net	$9,031	$8,739	$7,043	$6,569
_______________
(1)The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.
(2)The carrying value of Term Loan 2025 approximates fair value due to its variable interest rate.
See Note G: Goodwill and Other Intangible Assets and Note B: Acquisitions and Divestitures in these Notes and Note 4: Business Divestitures and Asset Sales in our Fiscal 2022 Form 10-K for additional information regarding fair value measurements associated with goodwill.
NOTE M: CHANGES IN ESTIMATES
Many of our contracts utilize the POC cost-to-cost method of revenue recognition. A single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion. Due to the long-term nature of many of these contracts, developing these estimates often requires judgment. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts at least quarterly and, in many cases, more frequently. As the contracts progress, we may successfully retire risks or complexities and may add additional risks, and we adjust our estimated total cost at completion. For additional discussion of our revenue recognition policies and our EAC process, see “Critical Accounting Estimates” in Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Fiscal 2022 Form 10K.
Net EAC adjustments had the following impact to earnings for the periods presented:

	Quarter Ended
(In millions, except per share amounts)	March 31, 2023	April 1, 2022

Net EAC adjustments, before income taxes(1)	$(56)	$46
Net EAC adjustments, net of income taxes	(42)	35
Net EAC adjustments, net of income taxes, per diluted share	(0.22)	0.18
_______________
(1)Excludes charges related to an impairment of a customer contract of $18 million which is included in the “Revenue from product sales and services” and “Cost of product sales and services” line items in our Condensed Consolidated Statement of Operations for the quarter ended March 31, 2023.
Revenue recognized from performance obligations satisfied in prior periods was $36 million and $58 million for the quarters ended March 31, 2023 and April 1, 2022, respectively.
NOTE N: BACKLOG
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
At March 31, 2023, our ending backlog was $24.5 billion. We expect to recognize approximately 45% of the revenue associated with this backlog by the end of 2023 and approximately 70% by the end of 2024, with the remainder to be recognized thereafter. At December 30, 2022, our ending backlog was $22.3 billion.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE O: BUSINESS SEGMENT INFORMATION
We structure our operations primarily around the products, systems and services we sell and the markets we serve and report our financial results in the following three reportable segments:
•IMS: including multi-mission intelligence, surveillance and reconnaissance (“ISR”) systems; integrated electrical and electronic systems for maritime platforms; advanced electro-optical and infrared solutions; fuzing and ordnance systems; commercial aviation products; and commercial pilot training operations;
•SAS: including space payloads, sensors and full-mission solutions; classified intelligence and cyber; avionics; electronic warfare; and mission networks for air traffic management operations; and
•CS: including tactical communications with global communications solutions; broadband communications; tactical data links; integrated vision solutions; public safety radios, and system applications and equipment.
Business Realignment. Effective December 31, 2022, we adjusted our reporting to better align our businesses and transferred our ADG business from our IMS segment to our SAS segment.
Acquisition of Viasat, Inc.’s TDL. On January 3, 2023, we completed the acquisition of TDL, which is reported within our CS segment. See Note B: Acquisitions and Divestitures in these Notes for additional information regarding our acquisition of TDL.
Business Segment Financial Information
Segment revenue, segment operating income and a reconciliation of segment operating income to total income before income taxes are as follows:

	Quarter Ended
(In millions)	March 31, 2023	April 1, 2022

Revenue from Product Sales and Services
IMS	$1,700	$1,659
SAS	1,655	1,517
CS	1,163	963
Corporate eliminations	(47)	(36)
Total revenue from product sales and services	$4,471	$4,103

Income before Income Taxes
Segment Operating Income:
IMS	$185	$251
SAS	187	177
CS	266	229
Total segment operating income	638	657

Unallocated Items:
Unallocated corporate department expense, net(1)	(6)	(4)
Amortization of acquisition-related intangibles(2)	(165)	(152)
Acquisition-related transaction and integration expenses	(40)	—
L3Harris merger-related integration expenses	—	(24)
Impairment of other assets	(18)	—
Additional cost of sales related to the fair value step-up in inventory sold	(15)	—
Enterprise transformation program	(13)	—
Pre-acquisition and other divestiture-related expenses	(10)	(1)
FAS/CAS operating adjustment(3)	22	22
Total unallocated items	(245)	(159)
Non-operating income, net	82	106
Interest expense, net	(102)	(68)
Income before income taxes	$373	$536
_______________
(1)Includes certain corporate-level expenses that are not included in management’s evaluation of segment operating performance.
(2)Includes amortization of identifiable intangible assets acquired in connection with business combinations. Because our acquisitions benefited the entire Company, the amortization of identifiable intangible assets acquired was not allocated to any segment.
(3)Represents the difference between the service cost component of Financial Accounting Standards ("FAS") pension and other postretirement benefits (“OPEB”) cost and total U.S. Government Cost Accounting Standards (“CAS”) pension and OPEB cost and replaces the “Pension adjustment” line item previously presented, which included the non-service components of FAS pension and OPEB income. See Net FAS/CAS operating adjustment table below.
FAS/CAS Pension Operating Adjustment
In accordance with CAS, we allocate a portion of pension and OPEB plan costs to our U.S. Government contracts. However, our Condensed Consolidated Financial Statements require pension and OPEB plan income or expense be calculated in accordance with FAS requirements under GAAP. The “FAS/CAS operating adjustment” line item in the table below represents the difference between the service cost component of FAS pension and OPEB cost and total CAS pension and OPEB cost. The non-service cost components of FAS pension and OPEB income or expense are included as component of the “Non-operating income, net” line item in our Condensed Consolidated Statement of Operations. See Note I: Pension and Other Postretirement Benefit Plans in these Notes for more information on the composition of non-service cost components of FAS pension and OPEB income and expense.
The table below is a reconciliation of the FAS/CAS operating adjustment:

	Quarter Ended
(In millions)	March 31, 2023	April 1, 2022

FAS pension service cost	$(6)	$(11)
Less: CAS pension cost	(28)	(33)
FAS/CAS operating adjustment	22	22
Non-service FAS pension income	77	110
FAS/CAS pension adjustment, net	$99	$132
Disaggregation of Revenue
We disaggregate revenue for all three business segments by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Quarter Ended
	March 31, 2023			April 1, 2022
(In millions)	IMS	SAS	CS	IMS	SAS	CS

Revenue By Customer Relationship
Prime contractor	$1,154	$1,010	$807	$1,086	$977	$656
Subcontractor	525	632	343	557	530	296
Intersegment	21	13	13	16	10	11
Total revenue	$1,700	$1,655	$1,163	$1,659	$1,517	$963

Revenue By Contract Type
Fixed-price(1)	$1,286	$1,022	$978	$1,261	$880	$797
Cost-reimbursable	393	620	172	382	627	155
Intersegment	21	13	13	16	10	11
Total revenue	$1,700	$1,655	$1,163	$1,659	$1,517	$963

Revenue By Geographical Region
United States	$1,257	$1,454	$791	$1,182	$1,342	$625
International	422	188	359	461	165	327
Intersegment	21	13	13	16	10	11
Total revenue	$1,700	$1,655	$1,163	$1,659	$1,517	$963
_______________
(1)Includes revenue derived from time-and-materials contracts.
Assets by Business Segment
Total assets by business segment are as follows:

(In millions)	March 31, 2023	December 30, 2022

Total Assets
IMS	$10,914	$11,283
SAS	9,169	8,475
CS	7,119	5,800
Corporate(1)	8,305	7,966
Total Assets	$35,507	$33,524
_______________
(1)Identifiable intangible assets acquired in connection with business combinations were recorded as corporate assets because they benefited the entire Company. Identifiable intangible asset balances recorded as corporate assets were $6.7 billion and $6.0 billion at March 31, 2023 and December 30, 2022, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, as well as any assets of business held for sale.
NOTE P: LEGAL PROCEEDINGS AND CONTINGENCIES
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At March 31, 2023, our accrual for the potential resolution of lawsuits, claims, or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at March 31, 2023 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that several sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice, Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis, Inc. (“Exelis”), which we acquired in 2015, of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River in New Jersey, estimated by the EPA to be $1.38 billion. During the fourth quarter of fiscal 2021, the EPA further announced an interim plan to remediate sediment in the upper nine miles of the of the Lower Passaic River with an estimated cost of $441 million. The potential responsible parties’ respective allocations for the Lower Passaic River remediation have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at March 31, 2023 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
NOTE Q: SUBSEQUENT EVENTS
On April 6, 2023, we completed the sale of our VIS business for $70 million, subject to customary adjustments.
_____________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. and subsidiaries (“the Company”) as of March 31, 2023, the related condensed consolidated statements of operations, comprehensive income, cash flows and equity for the quarters ended March 31, 2023 and April 1, 2022, and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated balance sheet of the Company as of December 30, 2022, the related consolidated statements of operations, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated February 24, 2023, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
April 28, 2023
_____________________________________________________________________

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
OVERVIEW
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements and accompanying Notes. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to our Consolidated Financial Statements and Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2022 Form 10-K. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
We are the Trusted Disruptor for the global aerospace and defense industry. With customers’ mission-critical needs in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products and services have defense and civil government applications, as well as commercial applications. We generally sell directly to our customers, and we utilize agents and intermediaries to sell and market some products and services, especially in international markets.
U.S. and International Budget Environment
Our largest customers are various departments and agencies of the U.S. Government — the percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 77% for the quarter ended March 31, 2023.
On December 29, 2022, the President signed the National Defense Authorization Act, providing $858 billion of national defense funding for the 2023 U.S. Government fiscal year (“GFY”), of which $816 billion was allotted to the DoD. On March 13, 2023, the DoD released details around President Biden’s 2024 GFY $886 billion national defense budget request. This budget request includes $842 billion for the DoD, a proposed increase of approximately 3% over the enacted GFY 2023 DoD budget. Many of our offerings funded in the enacted GFY 2023 DoD budget are also supported by the President’s 2024 GFY DoD budget request, including responsive satellites, ISR aircraft, tactical communications and maritime solutions.
The President’s 2024 GFY budget request and the overall defense spending environment in both the U.S. and internationally reflects the continued impacts of the conflicts in Ukraine, and geopolitical tensions across Asia and the Middle East. Changes to U.S. Government or international spending priorities have and could in the future impact our business.
In addition, it is expected that without Congressional action, the current statutory legal limit on U.S. debt will be exceeded by June 2023, and the Federal budget and debt ceiling could be the subject of considerable Congressional debate. Future changes in spending priorities arising from any Congressional action on the Federal budget and debt ceiling or otherwise could adversely affect our existing programs and future contracts and impact our financial condition and results of operations.
See our U.S. Government funding risks and the discussion of our international business risks within Part I: Item 1A. Risk Factors in our Fiscal 2022 Form 10-K.
Economic Environment
The macroeconomic environment continues to present challenges, which have impacted and may continue to impact our future results. Rising inflation in the U.S. has led to higher input costs. The ongoing uncertainty related to the impacts of inflation, as well as increased interest rates, raise the cost of borrowing for the Federal government.
To the extent feasible, we continue to proactively deploy operational improvement strategies and have consistently followed the practice of adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services; our fixed-price contracts could subject us to losses in the event of cost overruns or a significant increase in or a sustained period of increased inflation.
_____________________________________________________________________

KEY DEVELOPMENTS
Business Realignment. Effective for fiscal 2023, we adjusted our reporting to better align our businesses and transferred our ADG business (representing $83 million and $70 million of revenue for the quarters ended March 31, 2023 and April 1, 2022, respectively) from our IMS segment to our SAS segment. See Note A: Basis of Presentation and Summary of Significant Accounting Policies in the Notes for further information.
Acquisition of Viasat, Inc.’s TDL. On January 3, 2023, we completed the acquisition of the TDL which is reported within our CS segment. See Note B: Acquisitions and Divestitures in the Notes for further information regarding the TDL acquisition.
Pending Acquisition of AJRD. On March 15, 2023, in connection with our definitive agreement to acquire AJRD, we and AJRD each received a request for additional information and documentary material (the "Second Request") from the Federal Trade Commission (the “FTC”), which extends the waiting period for review under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, until 30 days after we and AJRD have each certified substantial compliance with the Second Request (unless extended voluntarily by the parties or earlier terminated by the FTC). We are responding to the Second Request and expect the transaction to close in fiscal 2023.
RESULTS OF OPERATIONS
Consolidated Results of Operations

	Quarter Ended
(Dollars in millions, except per share amounts)	March 31, 2023	April 1, 2022	% Inc/(Dec)

Revenue from product sales and services
IMS	$1,700	$1,659	2%
SAS	1,655	1,517	9%
CS	1,163	963	21%
Corporate eliminations	(47)	(36)	*
Revenue from product sales and services	4,471	4,103	9%
Cost of product sales and services	(3,305)	(2,860)	16%
% of total revenue	74%	70%
Gross margin	1,166	1,243	(6)%
% of total revenue	26%	30%
Engineering, selling and administrative expenses	(773)	(745)	4%
% of total revenue	17%	18%
Non-operating income, net	82	106	*
Interest expense, net	(102)	(68)	*
Income before income taxes	373	536	(30)%
Income taxes	(34)	(61)	*
Effective tax rate	9%	11%
Net income	339	475	(29)%
Noncontrolling interests, net of income taxes	(2)	—	*
Net income attributable to L3Harris Technologies, Inc.	$337	$475	(29)%
% of total revenue	8%	12%
Net income per diluted common share attributable to L3Harris Technologies, Inc. common shareholders	$1.76	$2.44	(28)%
_______________
*Not meaningful
Revenue and Gross Margin
Revenue increased 9% in the quarter ended March 31, 2023 compared to the quarter ended April 1, 2022 from higher revenue across all segments as CS, SAS and IMS revenues increased $200 million, $138 million, and $41 million, respectively.
_____________________________________________________________________

Gross margin and gross margin as a percentage of revenue decreased in the quarter ended March 31, 2023 compared to the quarter ended April 1, 2022, largely due to a net change in EAC adjustments and higher mix of lower-margin revenue, partially offset in the increases in volume noted above.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
Engineering, selling and administrative expenses (“ESA”) expenses were as follows:

	Quarter Ended
(In millions)	March 31, 2023	April 1, 2022

Amortization of acquisition-related intangibles	$(142)	$(134)
Company-sponsored R&D costs	(114)	(156)
L3Harris merger-related integration expenses	—	(24)
Acquisition-related transaction and integration expenses	(40)	—
Pre-acquisition and other divestiture-related expenses	(10)	(1)
Enterprise transformation program	(13)	—
Other ESA expenses	(454)	(430)
Total ESA expenses	$(773)	$(745)
Non-Operating Income, Net
Non-operating income, net were as follows:

	Quarter Ended
(In millions)	March 31, 2023	April 1, 2022

Non-service FAS pension income(1)	$77	$110
Other, net	5	(4)
Non-operating income, net	$82	$106
_______________
(1)Includes interest cost, expected return on plan assets, amortization of net actuarial gains under our pension and postretirement benefit plans. See Note I: Pension and Other Postretirement Benefit Plans in the Notes for more information on the composition of non-service cost components of FAS pension and OPEB income and expense.
Interest Expense, Net
Interest expense, net increased in the quarter ended March 31, 2023 compared with the quarter ended April 1, 2022 due to of $35 million of incremental interest expense in the quarter ended March 31, 2023, primarily due to the outstanding borrowings on the variable rate Term Loan 2025.
See Note H: Debt and Credit Arrangements in the Notes for further information.
Income Taxes
Our effective tax rate was 9.1% for the quarter ended March 31, 2023 compared with 11.3% for the quarter ended April 1, 2022. For the quarter ended March 31, 2023, our effective tax rate benefited from the favorable impacts of R&D credits, FDII deductions and the resolution of specific audit uncertainties. For the quarter ended April 1, 2022, our effective tax rate benefited from the favorable impact of R&D credits, the reduction in deferred tax liabilities on the outside basis of certain foreign subsidiaries due to an internal restructuring, incremental FDII benefit resulting from the requirement to capitalize and amortize R&D expenses beginning in fiscal 2022, the resolution of specific audit uncertainties, and excess tax benefits related to equity-based compensation.
Net Income
The decrease in net income in the quarter ended March 31, 2023 compared with the quarter ended April 1, 2022 was due to the combined effects of reasons noted in the sections above.
_____________________________________________________________________

Net Income Per Diluted Common Share Attributable to L3Harris Technologies, Inc. Common Shareholders
Net income per diluted common share attributable to L3Harris Technologies, Inc. common shareholders in the quarter ended March 31, 2023 decreased compared with the quarter ended April 1, 2022 due to lower net income, partially offset by fewer diluted weighted average common shares outstanding, primarily reflecting the repurchases of our common stock under our share repurchase program during the quarter ended March 31, 2023 and fiscal 2022 share repurchases subsequent to April 1, 2022.
See the “Common Stock Repurchases” discussion below in this MD&A for further information.
Discussion of Business Segment Results of Operations
IMS

	Quarter Ended
(Dollars in millions)	March 31, 2023	April 1, 2022	% Inc/(Dec)

Revenue	$1,700	$1,659	2%
Operating income	185	251	(26)%
Operating income as a percentage of revenue ("operating margin")	11%	15%
The increase in IMS revenue for the quarter ended March 31, 2023 compared with the quarter ended April 1, 2022 was primarily due to $64 million higher revenue in ISR from aircraft procurement and missionization and higher volumes within Electro Optical and Commercial Aviation, partially offset by a decrease of $20 million within Maritime from lower classified and services revenues.
The decrease in IMS operating income for the quarter ended March 31, 2023 compared with the quarter ended April 1, 2022 was primarily due to a higher volume of lower-margin domestic ISR revenue and a net change in EAC adjustments primarily in ISR due, in part, to atypically high net favorable adjustments in the prior-year period.
SAS

	Quarter Ended
(Dollars in millions)	March 31, 2023	April 1, 2022	% Inc/(Dec)

Revenue	$1,655	$1,517	9%
Operating income	187	177	6%
Operating margin	11%	12%
The increase in SAS revenue for the quarter ended March 31, 2023 compared with the quarter ended April 1, 2022 was primarily due to $91 million higher revenue in Space Systems from a ramp on new programs, $55 million in Mission Avionics from an increase in production revenues and modest increases in Mission Networks and Intel and Cyber. Such increases were partially offset by a decrease of $28 million in Electronic Warfare from lower volume and program execution.
The increase in SAS operating income for the quarter ended March 31, 2023 compared with the quarter ended April 1, 2022 was due to higher volumes partially offset by development program mix in Space Systems and lower volume and program execution in Electronic Warfare.
CS

	Quarter Ended
(Dollars in millions)	March 31, 2023	April 1, 2022	% Inc/(Dec)

Revenue	$1,163	$963	21%
Operating income	266	229	16%
Operating margin	23%	24%
The increase in CS revenue for the quarter ended March 31, 2023 compared with the quarter ended April 1, 2022 was primarily due to $106 million higher revenue in Broadband Communications, principally from the TDL acquisition, $101 million in Tactical Communications and $38 million in Public Safety, both from higher volumes driven by improved electronic component availability. Such increases were partially offset by a decrease of $36 million related to program execution in Integrated Vision Solutions.
_____________________________________________________________________

The increase in CS operating income for the quarter ended March 31, 2023 compared with the quarter ended April 1, 2022 was due to higher volumes including the TDL acquisition partially offset by program execution in Integrated Vision Solutions.
Unallocated Corporate Expenses

	Quarter Ended
(Dollars in millions)	March 31, 2023	April 1, 2022	% Inc/(Dec)

Unallocated corporate department expense, net(1)	$(6)	$(4)	50%
Amortization of acquisition-related intangibles(2)	(165)	(152)	9%
Acquisition-related transaction and integration expenses	(40)	—	*
L3Harris merger-related integration expenses	—	(24)	*
Impairment of other assets	(18)	—	*
Additional cost of sales related to the fair value step-up in inventory sold	(15)	—	*
Enterprise transformation program	(13)	—	*
Pre-acquisition and other divestiture-related expenses	(10)	(1)	*
FAS/CAS operating adjustment(3)	22	22	—%
_______________
*Not meaningful
(1)    Includes certain corporate-level expenses that are not included in management’s evaluation of segments operating performance.
(2)    Includes amortization of identifiable intangible assets acquired in connection with business combinations. Because our acquisitions benefited the entire Company, the amortization of identifiable intangible assets acquired was not allocated to any segment.
(3)    Represents the difference between the service cost component of FAS pension and OPEB cost and total CAS pension and OPEB cost and replaces the “Pension adjustment” line item previously presented, which included the non-service components of FAS pension and OPEB income. See Note O: Business Segment Information in the Notes for additional information regarding the FAS/CAS operating adjustment.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Quarter Ended
(In millions)	March 31, 2023	April 1, 2022

Cash and cash equivalents, beginning of period	$880	$941
Operating activities:
Net income	339	475
Non-cash adjustments	144	52
Changes in working capital	(120)	(499)
Other, net	(13)	11
Net cash provided by operating activities	350	39
Net cash used in investing activities	(2,048)	(64)
Net cash provided by (used in) financing activities	1,361	(513)
Effect of exchange rate changes on cash and cash equivalents	2	(1)
Net decrease in cash and cash equivalents	(335)	(539)
Cash and cash equivalents, end of period	$545	$402
Net cash provided by operating activities
The $311 million increase in net cash provided by operating activities in the quarter ended March 31, 2023 compared with the quarter ended April 1, 2022 was primarily due to $379 million less cash used to fund net working capital (i.e., receivables, contract assets, inventories, accounts payable and contract liabilities) and a decrease in net income, excluding the impact of non-cash adjustments.
_____________________________________________________________________

Net cash used in investing activities
The $1,984 million increase in net cash used in investing activities in the quarter ended March 31, 2023 compared with the quarter ended April 1, 2022 was primarily due to the $1,973 million cash used for the acquisition of TDL during the first quarter of fiscal 2023.
Net cash provided by (used in) financing activities
The $1,874 million increase in net cash provided by financing activities in the quarter ended March 31, 2023 compared with net cash used in financing activities in the quarter ended April 1, 2022 was primarily due to $2.0 billion in borrowings on our Term Loan 2025 utilized for the TDL acquisition, partially offset by an $88 million increase in cash used to repurchase our common stock under our share repurchase program, a $14 million increase in tax withholding payments associated with vested share-based awards and a $19 million decrease in proceeds from exercises of employee stock options.
Cash and cash equivalents
At March 31, 2023, we had cash and cash equivalents of $545 million, which includes $295 million held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
Capital Structure and Resources
Below describes significant changes to our credit arrangements and debt during the quarter ended March 31, 2023.
Credit Arrangements
Credit Agreements. On March 10, 2023, we established a $2.4 billion 2023 Credit Facility to finance a portion of the purchase price for the pending acquisition of AJRD. At March 31, 2023, we had no outstanding borrowings and were in compliance with all covenants under our 2023 Credit Agreement.
Commercial Paper Program. On March 14, 2023, we established a $3.4 billion CP Program, supported by amounts available under the 2022 Credit Agreement and the 2023 Credit Agreement. The Company expects to terminate the existing $1.0 billion commercial paper program in the second quarter of Fiscal 2023. At March 31, 2023, we had no outstanding notes under our CP Program.
Further information about our Credit Agreements and CP Program can be found in Note H: Debt and Credit Arrangements in the Notes.
Debt
At March 31, 2023, we had $9.0 billion of outstanding long-term debt, net, including the current portion of long-term debt, net and financing lease obligations, the majority of which we incurred in connection with merger and acquisition activity.
Long-Term Debt Issued. We issued long-term debt of $2.25 billion under Term Loan 2025 during the quarter ended March 31, 2023.
Long-Term Debt Repayments. On March 14, 2023, we repaid the entire outstanding $250 million aggregate principal amount of our Floating 2023 Notes through a $250 million draw on Term Loan 2025.
For a description of our long-term debt, see Note H: Debt and Credit Arrangements in the Notes and Note 13: Debt in our Fiscal 2022 Form 10-K.
_____________________________________________________________________

Liquidity Assessment
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues for the next 12 months and in the longer term with liquidity, although, we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties and the state of global commerce and general political and global financial uncertainty. Additionally, provisions in the Tax Cuts and Jobs Act of 2017 required that, beginning in 2022, R&D expenditures be capitalized and amortized over five years. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with retroactive effect. In the meantime, we will continue to make additional Federal tax payments based on the current tax law. The impact of this tax law on our cash from operations depends on the amount of R&D expenditures incurred and whether the Internal Revenue Service issues guidance on the provision which differs from our current interpretation, among other things. See Part I: Item 1A. Risk Factors in our Fiscal 2022 Form 10-K and Part II. Item 1A. Risk Factors of this Report.
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, our senior unsecured credit facilities, our CP Program and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program, the pending acquisition of AJRD and repayments of our debt securities at maturity for the next twelve months and the reasonably foreseeable future thereafter. Our total capital expenditures for fiscal 2023 are expected to be approximately $275 million. We intend to retire the 3.85% 2023 Notes with cash on hand and commercial paper issuances. We anticipate tax payments for fiscal 2023 to be approximately equal to or marginally less than our tax expense for fiscal 2023, excluding the impact of R&D capitalization and subject to adjustment for timing differences. For additional information regarding our income taxes, see Note 22: Income Taxes in our Fiscal 2022 Form 10-K. Other than operating expenses, cash requirements for fiscal 2023 are expected to consist primarily of capital expenditures, R&D payments, dividend payments, repurchases under our share repurchase program, and expenditures for the pending acquisition of AJRD. See “Capital Structure and Resources” and “Commercial Commitments” in Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2022 Form 10-K for further information regarding our cash requirements.
Funding of Pension Plans
Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. pension plans. Although we have significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), and applicable Internal Revenue Code regulations, mandate minimum funding thresholds. The Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015, the American Rescue Plan Act of 2021 and the Infrastructure Investment and Jobs Act further extended the interest rate stabilization provision of MAP-21. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plans or make benefit payments. With respect to our U.S. qualified defined benefit pension plans, we intend to contribute annually no less than the required minimum funding thresholds. As a result of prior voluntary contributions and plan performance, we are not required to make any contributions to our U.S. qualified defined benefit pension plans in fiscal 2023 or for several years thereafter.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $208 million as of March 31, 2023. See Note 14: Pension and Other Postretirement Benefits in our Fiscal 2022 Form 10-K and Note I: Pension and Other Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the quarter ended March 31, 2023, we used $396 million to repurchase 1.9 million shares of our common stock under our share repurchase program at an average price per share of $211.08, including commissions of $0.02 per share. During the quarter ended March 31, 2023, $26 million in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
_____________________________________________________________________

Our repurchase program does not have a stated expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. At March 31, 2023, we had a remaining unused authorization under our repurchase program of $4.1 billion. We have announced that share repurchases will be moderated in the near-term, but the level and timing of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors or management may deem relevant. The timing, volume and nature of repurchases are also subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our repurchase program is in Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Report.
Dividends
On February 24, 2023, we announced that our Board of Directors increased the quarterly per share cash dividend rate on our common stock from $1.12 to $1.14, commencing with the dividend declared by our Board of Directors for the first quarter of fiscal 2023, for an annualized per share cash dividend rate of $4.56, which was our twenty-second consecutive annual increase in our quarterly cash dividend rate. Quarterly cash dividends are typically paid in March, June, September and December. We paid $220 million in cash dividends during the quarter ended March 31, 2023. We currently expect to continue paying and increasing the rates of cash dividends in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The annual declaration of dividends by our Board of Directors and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant.
Material Cash Requirements and Commercial Commitments
The amounts disclosed in our Fiscal 2022 Form 10-K include our material cash requirements and commercial commitments. Except for the $2.25 billion in borrowings under Term Loan 2025, our CP Program and our 2023 Credit Facility established during the quarter ended March 31, 2023, there were no material changes to our material cash requirements from contractual cash obligations to repay debt, to purchase goods and services, to make payments under operating leases or our commercial commitments, or in our contingent liabilities on outstanding surety bonds, standby letters of credit agreements or other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers as disclosed in our Fiscal 2022 Form 10-K. Further information about our Credit Agreements and CP Program can be found in “Capital Structure and Resources” in this section and Note H: Debt and Credit Arrangements in the Notes.
There can be no assurance that our business will continue to generate cash flows at current levels or that the cost or availability of future borrowings, if any, under our CP Program, our credit facilities, term loan or in the debt markets will not be impacted by any potential future credit or capital markets disruptions. If we are unable to maintain cash balances, generate cash flow from operations or borrow under our CP Program, our credit facilities or term loan sufficient to service our obligations, we may be required to reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our share repurchases, reduce or eliminate dividends, refinance all or a portion of our existing debt, obtain additional financing or sell assets. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions affecting the defense, government and other markets we serve and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the critical accounting estimates disclosed in “Critical Accounting Estimates” in Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Fiscal 2022 Form 10-K, except for, as set forth below.
Goodwill
We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment or when we reorganize our reporting structure such that the composition of one or more of our reporting units is affected.
_____________________________________________________________________

Fiscal 2023 Impairment Tests. Effective December 31, 2022, we adjusted our reporting to better align our businesses and transferred our ADG business (a reporting unit) from our IMS segment to our SAS segment (also a reporting unit). In connection with the realignment, we reduced our reporting units from nine to eight as the ADG reporting unit and all $327 million of associated goodwill was absorbed by our existing SAS reporting unit given the economic similarities of the two reporting units. Immediately before the realignment, we performed a qualitative impairment assessment over our SAS reporting unit, and a quantitative impairment assessment over our ADG reporting unit. Immediately after the realignment, we performed a quantitative impairment assessment over the SAS reporting unit. We prepared estimates of the fair value of our pre-realignment ADG reporting unit and post-realignment SAS reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions, and an income-based valuation technique using projected discounted cash flows. These assessments indicated no impairment existed either before or after the realignment.
TDL Acquisition Goodwill. In connection with the January 3, 2023 acquisition of TDL, we recorded $1.014 billion of goodwill in our Broadband reporting unit within our CS segment.
ADG At-Risk Goodwill. As of December 31, 2022, prior to the business realignment, our ADG reporting unit had goodwill of $327 million and approximately 8% clearance. As noted above, ADG and all associated goodwill was absorbed by our existing SAS reporting unit and no impairment existed either before or after the realignment.
See Note B: Acquisitions and Divestitures and Note G: Goodwill and Other Intangible Assets in the Notes for additional information.
Business Combinations
We follow the acquisition method of accounting to record identifiable assets acquired, liabilities assumed and noncontrolling interests recognized in connection with acquired businesses at their estimated fair value as of the date of acquisition.
Identifiable intangible assets from business combinations are recognized at their estimated fair values as of the date of acquisition and consist of customer relationships and developed technology. Determination of the estimated fair value of identifiable intangible assets requires judgment. The fair value of intangible assets are estimated using the relief from royalty method for the acquired developed technology and the multi-period excess earnings method for the acquired customer relationships. Both of these fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount rates, royalty rates related to the developed technology intangible assets, revenue growth attributable to the intangible assets and remaining useful lives. Finite-lived identifiable intangible assets are amortized to expense over their useful lives, generally ranging from two to seventeen years. The fair value of identifiable intangible assets acquired in connection with TDL was $850 million.
See Note B: Acquisitions and Divestitures and Note G: Goodwill and Other Intangible Assets in the Notes for additional information.
Impact of Recently Issued Accounting Pronouncements
See Note A: Basis of Presentation and Summary of Significant Accounting Policies in the Notes for new accounting pronouncements which became effective during fiscal 2023.
_____________________________________________________________________

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that may not materialize or prove correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies or litigation; environmental remediation cost estimates; the potential level of share repurchases, dividends or pension contributions; potential acquisitions or divestitures; the integration of our acquisitions; the value of contract awards and programs; expected revenue; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “could,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of filing of this Report and are not guarantees of future performance or actual results. Factors that might cause our results to differ materially from those expressed in or implied by these forward-looking statements, from our current expectations or projections or from our historical results include, but are not limited to, those discussed in Part I: Item 1A. Risk Factors in our Fiscal 2022 Form 10-K and in Part II. Item 1A. Risk Factors of this Report. All forward-looking statements are qualified by, and should be read in conjunction with, those risk factors. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements, whether as a result of new information, future events or developments or otherwise, after the date of filing of this Report or, in the case of any document incorporated by reference, the date of that document.
The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections. Other factors besides those listed here also could adversely affect us. See Part I: Item 1A. Risk Factors in our Fiscal 2022 Form 10-K and Part II. Item 1A. Risk Factors of this Report for more information regarding factors that might cause our results to differ materially from those expressed in or implied by the forward-looking statements contained in this Report.
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
_____________________________________________________________________

•We could be negatively impacted by a security breach, through cyber-attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our information technology networks and related systems or of those we operate for certain of our customers.
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
•Market conditions or volatility could impact our business, financial condition, results of operations and cash flows.
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
•Challenges arising from the expanded operations from the acquisition of TDL and the pending acquisition of AJRD may affect our future results.
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
In the normal course of business, we are exposed to the risks associated with foreign currency exchange rates, changes in interest rates and market return fluctuations on our defined benefit plans. There were no material changes during the quarter ended March 31, 2023 with respect to the information appearing in Part II: Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2022 Form 10-K.
_____________________________________________________________________

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosures. As required by Rule 13a-15 under the Exchange Act, as of March 31, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and our CFO, and have concluded that as of March 31, 2023 our disclosure controls and procedures were effective.
Changes in Internal Control
There have been no changes in our internal control over financial reporting (“ICFR”) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Tactical Data Links acquisition is being integrated into the existing CS segment systems and processes from an ICFR perspective.
_____________________________________________________________________

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
See Note P: Legal Proceedings and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Part I: Item 3. Legal Proceedings in our Fiscal 2022 Form 10-K.

ITEM 1A.	RISK FACTORS.
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth in Part I: Item 1A. Risk Factors in our Fiscal 2022 Form 10-K. There have been no material changes to the risk factors disclosed in our Fiscal 2022 Form 10-K. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flows and equity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended March 31, 2023:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)
Month No. 1
(December 31, 2022 - January 27, 2023)
Repurchase program(1)	—	$—	—	$4,452
Employee transactions(2)	18,970	$205.76	—	—
Month No. 2
(January 28, 2023 - February 24, 2023)
Repurchase program(1)	936,777	$212.16	936,777	$4,254
Employee transactions(2)	4,082	$211.79	—	—
Month No. 3
(February 25, 2023 - March 31, 2023)
Repurchase program(1)	940,522	$209.96	940,522	$4,056
Employee transactions(2)	168,366	$209.59	—	—
Total	2,068,717		1,877,299	$4,056
_______________
* Periods represent our fiscal months.
(1) On October 21, 2022, we announced that our Board of Directors approved a $3 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of 1.5 billion at that time. Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of March 31, 2023, the remaining unused authorization under our repurchase programs was $4.1 billion (as reflected in the table above).
(2) Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance units, restricted units or restricted shares that vested during the quarter and (b) performance units, restricted units or restricted shares returned to us upon retirement or employment termination of employees. Our stock incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
_____________________________________________________________________

Sales of Unregistered Equity Securities
During the first quarter of fiscal 2023, we did not issue or sell any unregistered equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:
(2)** Agreement and Plan of Merger, dated as of December 17, 2022, by and among L3Harris Technologies, Inc., Aquila Merger Sub Inc. and Aerojet Rocketdyne Holdings, Inc., incorporated herein by reference to exhibit 2.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2022. (Commission File Number 1-3863)
(10.1)* L3Harris Technologies, Inc. Restricted Unit Award Agreement Terms and Conditions (as of February 23, 2023).
(10.2)* L3Harris Technologies, Inc. Performance Unit Award Agreement Terms and Conditions (as of February 23, 2023).
(10.3)* L3Harris Technologies, Inc. Stock Option Award Agreement Terms and Conditions (as of February 23, 2023).
(10.4)* Amendment Twelve to the L3Harris Retirement Savings Plan (as amended and restated effective January 1, 2021) dated March 1, 2023.
(10.5)** 364-Day Credit Agreement, dated March 10, 2023, by and among L3Harris Technologies, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 16, 2023. (Commission File Number 1-3863)
(10.6)** Form of Commercial Paper Dealer Agreement, dated March 14, 2023, between L3Harris Technologies, Inc. and the Dealer party thereto , incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 16, 2023. (Commission File Number 1-3863)
(15)    Letter Regarding Unaudited Interim Financial Information.
(31.1)    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)    Section 1350 Certification of Chief Executive Officer.
(32.2)    Section 1350 Certification of Chief Financial Officer.
(101) The financial information from L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.
_____________________________________________________________________

(104) Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_______________
* Management contract or compensatory plan or arrangement.
** Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. L3Harris Technologies, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.
_____________________________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: April 28, 2023	By:	/s/ MICHELLE L. TURNER
Michelle L. Turner
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
_____________________________________________________________________