Form 10-Q
period 2023-06-30
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2023-07-26
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of July 21, 2023 was 189,132,693.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended June 30, 2023
This Quarterly Report on Form 10-Q (this “Report”) contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.
_____________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended		Two Quarters Ended
(In millions, except per share amounts)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022

Revenue from product sales and services	$4,693	$4,135	$9,164	$8,238
Cost of product sales and services	(3,476)	(2,907)	(6,763)	(5,767)
Engineering, selling and administrative expenses	(783)	(744)	(1,556)	(1,489)
Business divestiture-related gains, net	26	—	26	—
Impairment of other assets	(60)	—	(78)	—
Non-operating income, net	83	108	165	214
Interest expense, net	(111)	(67)	(213)	(135)
Income before income taxes	372	525	745	1,061
Income taxes	(21)	(55)	(55)	(116)
Net income	351	470	690	945
Noncontrolling interests, net of income taxes	(2)	1	(4)	1
Net income attributable to L3Harris Technologies, Inc.	$349	$471	$686	$946

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic	$1.84	$2.45	$3.61	$4.91
Diluted	$1.83	$2.42	$3.60	$4.86

Basic weighted-average common shares outstanding	189.2	192.1	189.7	192.6
Diluted weighted-average common shares outstanding	190.1	194.0	190.7	194.5
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
(In millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022

Net income	$351	$470	$690	$945
Other comprehensive income (loss):
Foreign currency translation income (loss), net of income taxes	28	(73)	35	(76)
Net unrealized income (loss) on hedging derivatives, net of income taxes	4	(7)	9	(2)
Other comprehensive income (loss), recognized during the period	32	(80)	44	(78)
Reclassification adjustments for gains included in net income	(7)	(2)	(19)	(8)
Other comprehensive income (loss), net of income taxes	25	(82)	25	(86)
Total comprehensive income	376	388	715	859
Comprehensive (income) loss attributable to noncontrolling interest	(2)	1	(4)	1
Total comprehensive income attributable to L3Harris Technologies, Inc.	$374	$389	$711	$860
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except shares)	June 30, 2023	December 30, 2022

Assets
Current Assets
Cash and cash equivalents	$366	$880
Receivables, net of allowances for collection losses of $35 and $40, respectively	1,383	1,251
Contract assets	3,164	2,987
Inventories	1,555	1,291
Income taxes receivable	48	40
Other current assets	334	258
Assets of business held for sale	—	47
Total current assets	6,850	6,754
Non-current Assets
Property, plant and equipment, net	2,186	2,104
Operating lease right-of-use assets	725	756
Goodwill	18,417	17,283
Other intangible assets, net	6,401	6,001
Deferred income taxes	84	73
Other non-current assets	699	553
Total assets	$35,362	$33,524
Liabilities and Equity
Current Liabilities
Short-term debt	$582	$2
Accounts payable	2,029	1,945
Contract liabilities	1,648	1,400
Compensation and benefits	389	398
Other accrued items	935	818
Income taxes payable	365	376
Current portion of long-term debt, net	361	818
Liabilities of business held for sale	—	19
Total current liabilities	6,309	5,776
Non-current Liabilities
Defined benefit plans	184	262
Operating lease liabilities	714	741
Long-term debt, net	7,867	6,225
Deferred income taxes	452	719
Other long-term liabilities	1,305	1,177
Total liabilities	16,831	14,900
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 189,085,602 and 190,611,458 shares at June 30, 2023 and December 30, 2022, respectively	189	191
Other capital	15,391	15,677
Retained earnings	3,111	2,943
Accumulated other comprehensive loss	(263)	(288)
Total shareholders’ equity	18,428	18,523
Noncontrolling interests	103	101
Total equity	18,531	18,624
Total liabilities and equity	$35,362	$33,524
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
(In millions)	June 30, 2023	July 1, 2022

Operating Activities
Net income	$690	$945
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	338	303
Depreciation and other amortization	168	162
Share-based compensation	45	69
Share-based matching contributions under defined contribution plans	121	113
Pension and other postretirement benefit plan income	(141)	(198)
Impairment of other assets	78	—
Business divestiture-related gain, net	(26)	—
Gain on sale of asset group	—	(8)
Deferred income taxes	(243)	(326)
(Increase) decrease in:
Receivables, net	(105)	(146)
Contract assets	(159)	(25)
Inventories	(99)	(259)
Other current assets	(67)	31
Increase (decrease) in:
Accounts payable	23	(44)
Contract liabilities	220	(21)
Compensation and benefits	(10)	(63)
Other accrued items	(3)	(103)
Income taxes	10	376
Other operating activities	(76)	(18)
Net cash provided by operating activities	764	788
Investing Activities
Net cash paid for acquired business	(1,973)	—
Additions to property, plant and equipment	(164)	(117)
Proceeds from sale of property, plant and equipment, net	—	4
Proceeds from sales of businesses, net	71	2
Proceeds from sale of asset group, net	—	18
Cash used for equity investments	(9)	(30)
Other investing activities	1	2
Net cash used in investing activities	(2,074)	(121)
Financing Activities
Proceeds from borrowings, net of issuance cost	2,249	7
Repayments of borrowings	(1,060)	(10)
Change in commercial paper, net	579	—
Proceeds from exercises of employee stock options	13	34
Repurchases of common stock	(518)	(729)
Cash dividends	(436)	(435)
Tax withholding payments associated with vested share-based awards	(28)	(38)
Other financing activities	(5)	(3)
Net cash provided by (used in) financing activities	794	(1,174)
Effect of exchange rate changes on cash and cash equivalents	2	(14)
Net decrease in cash and cash equivalents	(514)	(521)
Cash and cash equivalents, beginning of period	880	941
Cash and cash equivalents, end of period	$366	$420
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

Balance at March 31, 2023	$189	$15,407	$2,998	$(288)	$102	$18,408
Net income	—	—	349	—	2	351
Other comprehensive income, net of income taxes	—	—	—	25	—	25
Shares issued under stock incentive plans	—	2	—	—	—	2
Shares issued under defined contribution plans	1	63	—	—	—	64
Share-based compensation expense	—	22	—	—	—	22
Tax withholding payments on share-based awards	—	(2)	—	—	—	(2)
Repurchases and retirement of common stock	(1)	(101)	(20)	—	—	(122)
Cash dividends ($1.14 per share)	—	—	(216)	—	—	(216)
Other	—	—	—	—	(1)	(1)
Balance at June 30, 2023	$189	$15,391	$3,111	$(263)	$103	$18,531

Balance as of April 1, 2022	$193	$16,089	$3,128	$(150)	$106	$19,366
Net income (loss)	—	—	471	—	(1)	470
Other comprehensive loss, net of income taxes	—	—	—	(82)	—	(82)
Shares issued under stock incentive plans	—	4	—	—	—	4
Shares issued under defined contribution plans	1	57	—	—	—	58
Share-based compensation expense	—	41	—	—	—	41
Tax withholding payments on share-based awards	—	(26)	—	—	—	(26)
Repurchases and retirement of common stock	(2)	(351)	(68)	—	—	(421)
Cash dividends ($1.12 per share)	—	—	(217)	—	—	(217)
Other	—	—	(2)	—	(1)	(3)
Balance as of July 1, 2022	$192	$15,814	$3,312	$(232)	$104	$19,190
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (continued)
(Unaudited)

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

Balance at December 30, 2022	$191	$15,677	$2,943	$(288)	$101	$18,624
Net income	—	—	686	—	4	690
Other comprehensive income, net of income taxes	—	—	—	25	—	25
Shares issued under stock incentive plans	—	13	—	—	—	13
Shares issued under defined contribution plans	1	120	—	—	—	121
Share-based compensation expense	—	45	—	—	—	45
Tax withholding payments on share-based awards	—	(28)	—	—	—	(28)
Repurchases and retirement of common stock	(3)	(433)	(82)	—	—	(518)
Cash dividends ($2.28 per share)	—	—	(436)	—	—	(436)
Other	—	(3)	—	—	(2)	(5)
Balance at June 30, 2023	$189	$15,391	$3,111	$(263)	$103	$18,531

Balance as of December 31, 2021	$194	$16,248	$2,917	$(146)	$106	$19,319
Net income (loss)	—	—	946	—	(1)	945
Other comprehensive loss, net of income taxes	—	—	—	(86)	—	(86)
Shares issued under stock incentive plans	—	34	—	—	—	34
Shares issued under defined contribution plans	1	112	—	—	—	113
Share-based compensation expense	—	69	—	—	—	69
Tax withholding payments on share-based awards	—	(38)	—	—	—	(38)
Repurchases and retirement of common stock	(3)	(611)	(115)	—	—	(729)
Cash dividends ($2.24 per share)	—	—	(435)	—	—	(435)
Other	—	—	(1)	—	(1)	(2)
Balance as of July 1, 2022	$192	$15,814	$3,312	$(232)	$104	$19,190
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of L3Harris Technologies, Inc. and its consolidated subsidiaries. As used in these notes to Condensed Consolidated Financial Statements (these "Notes"), the terms “L3Harris,” “Company,” “we,” “our” and “us” refer to L3Harris Technologies, Inc. and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated.
The accompanying Condensed Consolidated Financial Statements have been prepared by L3Harris in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and equity in conformity with GAAP for annual financial statements and are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period.
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
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounting Standards Updates
In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification ("ASC") 2014-09, Revenue from Contracts with Customers (Topic 606). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted the new standard effective December 31, 2022. On January 3, 2023, we completed the acquisition of Viasat, Inc.’s (“Viasat”) Tactical Data Links product line (“TDL”) and applied the provisions of ASU 2021-08 in our purchase accounting for TDL. The adoption of the new standard did not have a material impact on our operating results, financial position, or cash flows. For more information regarding the TDL acquisition see Note B: Acquisitions, Divestitures and Asset Sales in these Notes for further information.
NOTE B: ACQUISITIONS, DIVESTITURES AND ASSET SALES
Acquisition of Viasat’s TDL
On January 3, 2023, we completed the acquisition of TDL for a purchase price of $1.958 billion. The acquisition, which qualified as a business acquisition, enhances our networking capability and provides access to the ubiquitous Link 16 waveform, better positioning us to enable the U.S. Department of Defense (“DoD”) integrated architecture goal in joint all-domain command and control (“JADC2”).
On November 22, 2022, we established a $2.25 billion, three-year senior unsecured term loan facility by entering into a Loan Agreement (“Term Loan 2025”) with a syndicate of lenders, in part, to finance the acquisition. See Note H: Debt and Credit Arrangements in these Notes for further information regarding Term Loan 2025.
Net assets and results of operations of TDL are reflected in our financial results commencing on January 3, 2023, the acquisition date, and are reported within our Communication Systems (“CS”) segment.
We accounted for the acquisition of TDL using the acquisition method of accounting, which required us to measure identifiable assets acquired and liabilities assumed in the acquiree at their fair values as of the acquisition date, with the excess of the consideration transferred over those fair values recorded as goodwill. Our preliminary fair value estimates and assumptions are subject to change as we obtain additional information over the measurement period.
As of the acquisition date, the fair value of consideration transferred consisted of the following:

(In millions)	January 3, 2023
Purchase price	$1,958
Estimated net working capital and other adjustments	15
Cash consideration paid	1,973
Settlement of preexisting relationship(1)	1
Fair value of consideration transferred	$1,974
_______________
(1)Prior to the acquisition, we had a preexisting relationship with Viasat’s TDL business in the normal course of business. As of the acquisition date, our CS segment had a receivable from Viasat’s TDL business with a fair value of $1 million that was settled in connection with the acquisition.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the preliminary allocation of the fair value of consideration transferred to assets acquired and liabilities assumed as of the acquisition date and the measurement period adjustments recorded since the acquisition date through June 30, 2023:

	January 3, 2023
(In millions)	Preliminary	Measurement Period Adjustments, Net[1]	Preliminary Adjusted

Receivables	$28	$—	$28
Contract assets	18	—	18
Inventories	164	1	165
Other current assets	9	—	9
Property, plant and equipment	50	—	50
Operating lease right-of-use assets	12	—	12
Goodwill	1,014	103	1,117
Other intangible assets	850	(98)	752
Deferred income taxes	33	2	35
Other non-current assets	6	(1)	5
Total assets acquired	$2,184	$7	$2,191

Accounts payable	$20	$—	$20
Contract liabilities	28	—	28
Compensation and benefits	2	—	2
Other accrued items	119	1	120
Operating lease liabilities	10	—	10
Other long-term liabilities	31	6	37
Total liabilities assumed	$210	$7	$217

Net assets acquired	$1,974	$—	$1,974
_______________
(1)Fair value adjustments during the quarter ended June 30, 2023 primarily related to refined assumptions in the valuation of customer relationship intangible assets.
Our preliminary estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date); therefore, these provisional measurements of the assets acquired and liabilities assumed are subject to change.
All intangible assets acquired in the TDL acquisition are subject to amortization. The preliminary fair value of identifiable intangible assets acquired as of the acquisition date is as follows:

	Total	Useful Lives
	(In millions)	(In Years)

Developed technology	$346	17
Customer relationships:(1)
Backlog	83	2
Government programs	323	16
Total customer relationships	406
Total identifiable intangible assets acquired	$752
_______________
(1)TDL had backlog and government programs intangible assets that we classified as customer relationships.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We determined the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgment related to estimations. The use of different estimates could produce different results. The fair value of intangible assets is estimated using the relief from royalty method for the acquired developed technology and the multi-period excess earnings method for the acquired customer relationships. Both of these level 3 fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount rates, royalty rates related to the developed technology intangible assets, revenue growth attributable to the intangible assets and remaining useful lives. The fair value of inventory was estimated using the replacement cost approach and comparative sales method, which require estimates of replacement cost for raw materials and estimates of expected sales price less costs to complete and dispose of the inventory, plus a profit margin for efforts incurred for the work in progress and finished goods.
We have recorded a preliminary forward loss provision of $86 million in connection with certain acquired contracts which was included in the “Other accrued items” line item in our Condensed Consolidated Balance Sheet. The forward loss provisions will be recognized as a reduction to cost of sales as we incur costs to satisfy the associated performance obligations. There will be no net impact on our Condensed Consolidated Statement of Operations. We recognized $6 million and $14 million for amortization of the forward loss provision during the quarter and two quarters ended June 30, 2023, respectively.
We have identified certain contractual obligations with customers with economic returns that are higher or lower than could be realized in market transactions as of the acquisition date and have recorded liabilities for the preliminary acquisition date fair value of the off-market components. The preliminary acquisition date fair value of the off-market components is a net liability of $61 million, consisting of $33 million and $28 million included in the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet, respectively, and excludes any amounts already recognized in forward loss provisions (see discussion in the preceding paragraph). We measured the fair value of these components as the amount by which the terms of the contract with the customer deviates from the terms that a market participant could have achieved at the acquisition date. The off-market components of these contracts will be recognized as an increase to revenue as we incur costs to satisfy the associated performance obligations. We recognized $6 million and $15 million for amortization of off-market contract liabilities during the quarter and two quarters ended June 30, 2023, respectively. Future estimated revenue from the amortization of off-market contract liabilities (based on the estimated pattern of cash flows to be incurred to satisfy associated performance obligations) is $18 million in the remainder of 2023, $21 million in 2024 and immaterial amounts thereafter.
Goodwill. The $1.117 billion of goodwill recognized is attributable to the assembled workforce, in addition to synergies expected to be realized through integration with existing CS segment businesses and growth opportunities in the space domain. The acquired goodwill is tax deductible. See Note G: Goodwill and Other Intangible Assets in these Notes for further information.
Financial Results. Revenue of TDL included in our Condensed Consolidated Statement of Operations for the quarter ended June 30, 2023 and for the acquisition date through June 30, 2023 was $83 million and $164 million. During the same periods of calendar year 2022, revenue for Viasat’s TDL was approximately $90 million and $185 million.
Income before income taxes of TDL included in our Condensed Consolidated Statement of Operations for the quarter ended June 30, 2023 and for the acquisition date through June 30, 2023 was $22 million and $48 million. During the same periods of calendar year 2022, income before income taxes of Viasat’s TDL was approximately $20 million and $25 million.
Acquisition-Related Costs. Acquisition-related costs have been expensed as incurred. In connection with the TDL acquisition, we recorded transaction and integration costs of $23 million and $54 million for the quarter and two quarters ended June 30, 2023, respectively, which were included in the Engineering, selling and administrative expenses line item in our Condensed Consolidated Statement of Operations.
Pending Acquisition of Aerojet Rocketdyne Holdings, Inc. (“AJRD”)
On December 17, 2022, we entered into a definitive agreement to acquire AJRD in an all-cash transaction for a purchase price of approximately $4.7 billion. We were advised on July 26, 2023 that the Federal Trade Commission (“FTC”) will not block the acquisition of AJRD. We expect the acquisition to close on or about July 28, 2023. In connection with the pending acquisition, during the two quarters ended June 30, 2023, we entered into a revolving credit facility and a commercial paper program. See Note H: Debt and Credit Arrangements in these Notes and Note 3: Acquisitions in our Fiscal 2022 Form 10-K for further information regarding the pending AJRD acquisition and related funding.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Divestiture of Visual Information Solutions (“VIS”)
On April 6, 2023, we completed the sale of VIS for a sale price of $70 million and recognized a pre-tax gain of $26 million included in the “Business divestiture-related gains, net” line item in our Condensed Consolidated Statement of Operations for the quarter and two quarters ended June 30, 2023. After selling costs and purchase price adjustments, the net cash proceeds for the sale of VIS were $71 million. The operating results of VIS were reported in the SAS segment through the date of divestiture.
The carrying amounts of the assets and liabilities of VIS were classified as held for sale in our Condensed Consolidated Balance Sheet as of December 30, 2022.
Completed Divestiture and Asset Sale for the Two Quarters Ended July 1, 2022
During the two quarters ended July 1, 2022, we completed one business divestiture and one asset sale from our IMS segment for combined net cash proceeds of $20 million and recognized a pre-tax gain of $8 million associated with the asset sale included in the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Operations for the quarter and two quarters ended July 1, 2022.
Fair Value of Businesses and Goodwill Allocation
For purposes of allocating goodwill to the disposal groups that represent a portion of a reporting unit, we determine the fair value of each disposal group based on the respective negotiated selling price (or estimated net cash proceeds, in the case of no negotiated selling price), and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note G: Goodwill and Other Intangible Assets and Note L: Fair Value Measurements in these Notes for additional information.
NOTE C: STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
At June 30, 2023, we had stock options or other share-based compensation awards outstanding under several employee stock incentive plans (“L3Harris SIPs”). The compensation cost related to our share-based awards that was charged against income for the quarter and two quarters ended June 30, 2023 was $22 million and $45 million, respectively, and $41 million and $69 million for the quarter and two quarters ended July 1, 2022, respectively.
Awards granted to participants under L3Harris SIPs and the weighted-average grant-date fair value per share during the two quarters ended June 30, 2023 and July 1, 2022 are as follows:

	Two Quarters Ended June 30, 2023		Two Quarters Ended July 1, 2022
(In millions, except per share amounts)	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share

Stock options granted(1)	0.4	$210.37	0.4	$231.71
Restricted stock and restricted stock units granted(2)	0.2	$209.13	0.2	$223.35
Performance share units grants(3)	0.2	$223.09	0.2	$258.83
_______________
(1)Other than certain stock options granted in connection with new hires, our stock options generally ratably vest in equal amounts over a three-year period.
(2)Other than certain restricted stock units granted in connection with new hires, our restricted stock and restricted stock units generally vest on a three-year cliff.
(3)Our performance share units are subject to performance criteria and generally vest after the three-year performance period.
There were no significant stock options, restricted stock and restricted stock units or performance share units granted to participants under the L3Harris SIPs during the quarters ended June 30, 2023 and July 1, 2022.
The aggregate number of shares of our common stock issued under L3Harris SIPs, net of shares withheld for tax purposes, was 0.1 million and 0.4 million for the quarter and two quarters ended June 30, 2023, respectively, and 0.2 million and 0.6 million for the quarter and two quarters ended July 1, 2022, respectively.
See Note 15: Stock Options and Other Share-Based Compensation in our Fiscal 2022 Form 10-K for additional information regarding the L3Harris SIPs.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE D: ACCUMULATED OTHER COMPREHENSIVE LOSS ("AOCI")
The components of AOCI are summarized below:

(In millions)	Foreign currency translation	Net unrealized losses on hedging derivatives	Unrecognized postretirement obligations	Total AOCI

Balance at December 30, 2022	$(237)	$(79)	$28	$(288)
Other comprehensive income, before reclassifications to earnings and income taxes	35	12	—	47
Income taxes	—	(3)	—	(3)
Other comprehensive income before reclassifications to earnings, net of income taxes	35	9	—	44
Losses (gains) reclassified to earnings, before income taxes	—	2	(27)	(25)
Income taxes	—	(1)	7	6
Losses (gains) reclassified to earnings, net of income taxes(1)	—	1	(20)	(19)
Other comprehensive income (loss), net of income taxes	35	10	(20)	25
Balance at June 30, 2023	$(202)	$(69)	$8	$(263)

Balance at December 31, 2021	$(118)	$(89)	$61	$(146)
Other comprehensive loss, before reclassifications to earnings and income taxes	(76)	(3)	—	(79)
Income taxes	—	1	—	1
Other comprehensive loss before reclassifications to earnings, net of income taxes	(76)	(2)	—	(78)
Losses (gains) reclassified to earnings, before income taxes	—	3	(12)	(9)
Income taxes	—	(1)	2	1
Losses (gains) reclassified to earnings, net of income taxes(1)	—	2	(10)	(8)
Other comprehensive loss, net of income taxes	(76)	—	(10)	(86)
Balance at July 1, 2022	$(194)	$(89)	$51	$(232)
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
Contract assets and contract liabilities are summarized below:

(In millions)	June 30, 2023	December 30, 2022

Contract assets	$3,164	$2,987
Contract liabilities, current	(1,648)	(1,400)
Contract liabilities, non-current(1)	(111)	(117)
Net contract assets	$1,405	$1,470
_______________
(1)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet.
The components of contract assets are summarized below:

(In millions)	June 30, 2023	December 30, 2022

Unbilled contract receivables, gross	$5,034	$4,629
Unliquidated progress payments and advances	(1,870)	(1,642)
Contract assets	$3,164	$2,987
Contract assets and liabilities as of June 30, 2023 and December 30, 2022 were impacted primarily by the timing of contractual billing milestones. Revenue recognized related to contract liabilities that were outstanding at the end of the respective prior fiscal year were $295 million and $898 million for the quarter and two quarters ended June 30, 2023, respectively, and $254 million and $771 million for the quarter and two quarters ended July 1, 2022, respectively.
NOTE F: INVENTORIES
Inventories are summarized below:

(In millions)	June 30, 2023	December 30, 2022

Finished products(1)	$285	$181
Work in process	486	396
Materials and supplies	784	714
Inventories(1)	$1,555	$1,291
_______________
(1)Includes approximately $104 million of TDL inventory of which $68 million is included in finished products at June 30, 2023.
NOTE G: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The assignment of goodwill and changes in the carrying amount of goodwill, by business segment, are as follows:

(In millions)	IMS	SAS	CS	Total

Balance at December 30, 2022	$7,709	$5,778	$3,796	$17,283
Reallocation of goodwill in business realignment	(327)	327	—	—
Goodwill from TDL acquisition	—	—	1,117	1,117
Goodwill decrease from divestitures(1)	—	(9)	—	(9)
Currency translation adjustments	14	11	1	26
Balance at June 30, 2023	$7,396	$6,107	$4,914	$18,417
_______________
(1)During the two quarters ended June 30, 2023, we assigned an additional $9 million of goodwill to our VIS business and completed the divestiture. We derecognized $39 million of intangible assets as part of determining the gain on sale. The assets (including goodwill) of VIS were included in the “Assets of business held for sale” line item in our Condensed Consolidated Balance Sheet at December 30, 2022. See Note B: Acquisitions, Divestitures and Asset Sales in these Notes for further information.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reallocation of Goodwill in Business Realignment. Effective December 31, 2022, we adjusted our reporting to better align our businesses and transferred our ADG business (a reporting unit) from our IMS segment to our SAS segment (also a reporting unit). In connection with the realignment, we reduced our reporting units from nine to eight as the ADG reporting unit and all $327 million of associated goodwill was absorbed by our existing SAS reporting unit given the economic similarities of the two reporting units. Immediately before the realignment, we performed a qualitative impairment assessment over our SAS reporting unit and a quantitative impairment assessment over our ADG reporting unit. Immediately after the realignment, we performed a quantitative impairment assessment over the SAS reporting unit. We prepared estimates of the fair value of our pre-realignment ADG reporting unit and post-realignment SAS reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions and an income-based valuation technique using projected discounted cash flows. These assessments indicated no impairment existed either before or after the realignment.
Goodwill from TDL Acquisition. In connection with the January 3, 2023 acquisition of TDL, we recorded $1.117 billion of goodwill in our Broadband reporting unit within our CS segment. See Note B: Acquisitions, Divestitures and Asset Sales in these Notes for further information.
Intangible Assets
Identifiable intangible assets, net are summarized below:

	June 30, 2023			December 30, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)

Customer relationships(2)	$6,539	$2,480	$4,059	$6,124	$2,189	$3,935
Developed technologies(3)	914	413	501	566	366	200
Contract backlog	2	2	—	1	1	—
Trade names — divisions	95	57	38	95	53	42
Other	2	2	—	2	2	—
Total finite-lived identifiable intangible assets	7,552	2,954	4,598	6,788	2,611	4,177
In-process research and development	—	—	—	21	—	21
Trade names — corporate	1,803	—	1,803	1,803	—	1,803
Total identifiable intangible assets, net	$9,355	$2,954	$6,401	$8,612	$2,611	$6,001
_______________
(1)During the two quarters ended June 30, 2023, we completed the divestiture of our VIS business. We derecognized $10 million of intangible assets as part of determining the gain on sale which was assigned during fiscal 2022. See Note B: Acquisitions, Divestitures and Asset Sales in these Notes for further information.
(2)Includes $406 million of customer relationship intangible assets acquired from the TDL acquisition and $31 million of accumulated amortization recognized during the two quarters ended June 30, 2023. See Note B: Acquisitions, Divestitures and Asset Sales in these Notes for additional information.
(3)Includes $346 million of developed technology intangible assets acquired in the TDL acquisition and $10 million of accumulated amortization recognized during the two quarters ended June 30, 2023. See Note B: Acquisitions, Divestitures and Asset Sales in these Notes for additional information.
The most significant identifiable intangible asset that is separately recognized for our business combinations is customer relationships. For further description of our accounting policies related to intangible assets acquired in the TDL acquisition, see Note B: Acquisitions, Divestitures and Asset Sales in these Notes, and for our accounting policies related to all other intangible assets, see Note 10: Intangible Assets, Net in our Fiscal 2022 Form 10-K.
Amortization expense for identifiable finite-lived intangible assets was $173 million and $338 million for the quarter and two quarters ended June 30, 2023, respectively, and was $151 million and $303 million, for the quarter and two quarters ended July 1, 2022, respectively, which primarily related to assets acquired in connection with business combinations.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Future estimated amortization expense for identifiable intangible assets is as follows:

(In millions)

Year 1	$662
Year 2	598
Year 3	529
Year 4	467
Year 5	437
Thereafter	1,905
Total	$4,598
In-process R&D Impairment. During the quarter ended June 30, 2023, we closed a facility which resulted in a triggering event to evaluate the in-process research and development (“R&D”) related to the operations of the closed facility. As a result we recorded a $21 million non-cash charge for the impairment of in-process R&D intangible assets which is included in the “Impairment of other assets” line item in our Condensed Consolidated Statement of Operations.
NOTE H: DEBT AND CREDIT ARRANGEMENTS
Long-Term Debt
Long-term debt, net is summarized below:

(In millions)	June 30, 2023	December 30, 2022

Variable-rate debt:
Floating rate notes, due March 10, 2023 (“Floating 2023 Notes”)	$—	$250
Term loan, due November 21, 2025 (“Term Loan 2025”)	2,250	—

Fixed-rate debt:
3.85% notes, due June 15, 2023 (“3.85% 2023 Notes”)	—	800
3.95% notes, due May 28, 2024	350	350
3.832% notes, due April 27, 2025	600	600
7.00% debentures, due January 15, 2026	100	100
3.85% notes, due December 15, 2026	550	550
6.35% debentures, due February 1, 2028	26	26
4.40% notes, due June 15, 2028	1,850	1,850
2.90% notes, due December 15, 2029	400	400
1.80% notes, due January 15, 2031	650	650
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
Total variable and fixed-rate debt	7,976	6,776
Financing lease obligations and other debt	219	222
Total debt	8,195	6,998
Plus: unamortized bond premium	58	70
Less: unamortized discounts and issuance costs	(25)	(25)
Total debt, net	8,228	7,043
Less: current portion of long-term debt, net	(361)	(818)
Total long-term debt, net	$7,867	$6,225
Long-Term Debt Issued
On November 22, 2022, we established a $2.25 billion, three-year senior unsecured term loan facility by entering into Term Loan 2025 with a syndicate of lenders that matures on November 21, 2025.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On January 3, 2023, we drew $2.0 billion on Term Loan 2025 and utilized the proceeds to fund the cash consideration paid and a portion of the associated transaction and integration costs related to the TDL acquisition. See Note B: Acquisitions, Divestitures and Asset Sales in these Notes for further information on the TDL acquisition.
On March 14, 2023, we drew an additional $250 million on Term Loan 2025 and utilized the proceeds to repay our Floating 2023 Notes.
At June 30, 2023, we had $2.25 billion outstanding under Term Loan 2025. There were no borrowings outstanding under Term Loan 2025 at December 30, 2022.
Borrowings under Term Loan 2025 bear interest at: (i) the sum of the term secured overnight financing rate (“SOFR”) for any tenor comparable to the applicable interest period, plus 0.10%, plus an applicable margin between 1.125% and 1.875% that varies based on ratings of our senior unsecured long-term debt securities (“Senior Debt Ratings”). At June 30, 2023, the interest rate on Term Loan 2025 was 6.5% (6.1% net of the impact of our interest rate cap derivative). See Note 19: Derivative Instruments and Hedging Activities in our Fiscal 2022 Form 10-K for further information on our interest rate cap derivative.
There were no issuances of variable and fixed-rate long-term debt during the two quarters ended July 1, 2022.
Long-Term Debt Repayments
On March 14, 2023, we repaid the entire outstanding $250 million aggregate principal amount of our Floating 2023 Notes through a $250 million draw on Term Loan 2025 as described above under “Long-Term Debt Issued.” The Floating 2023 Notes were classified as “Long-term debt, net” in our Condensed Consolidated Balance Sheet as of December 30, 2022.
On June 15, 2023, we repaid the entire outstanding $800 million aggregate principal amount of our 3.85% 2023 Notes through cash on hand and the issuance of commercial paper during the quarter ended June 30, 2023.
There were no repayments of variable and fixed-rate long-term debt during the two quarters ended July 1, 2022.
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
At our election, borrowings under the 2023 Credit Agreement, which will be designated in U.S. Dollars, will bear interest at the sum of the term SOFR rate or the Base Rate (as defined in the 2023 Credit Agreement), plus an applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding, beginning June 6, 2023, we are required to pay a quarterly unused commitment fee that varies based on our Senior Debt Ratings.
The 2023 Credit Agreement also contains representations, warranties, covenants and events of default that are substantially similar to the existing Revolving Credit Agreement, dated as of July 29, 2022 (“2022 Credit Agreement”). The 2023 Credit Agreement generally matures on the earlier of 364 days from the initial funding or December 8, 2023, provided that we may extend the maturity of any loans outstanding under the 2023 Credit Agreement by one year, subject to the satisfaction of certain conditions.
At June 30, 2023, we had no outstanding borrowings and were in compliance with all covenants under our 2023 Credit Agreement. For additional information regarding our 2023 Credit Agreement, see our Current Report on Form 8-K filed on March 16, 2023.
2022 Credit Agreement
On July 29, 2022, we established a $2.0 billion, five-year senior unsecured revolving credit facility (“2022 Credit Facility”) under the 2022 Credit Agreement, with a syndicate of lenders. At June 30, 2023, we had no outstanding borrowings and were in compliance with all covenants under our 2022 Credit Agreement.
For a description of the 2022 Credit Agreement and related covenants, see Note 12: Credit Arrangements in our Fiscal 2022 Form 10-K.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Commercial Paper Program
On March 14, 2023, we established a new commercial paper program ("CP Program"), which replaced our prior $1.0 billion commercial paper program. Under the CP Program, we issue unsecured commercial paper notes up to a maximum aggregate amount of $3.4 billion, which was increased to $3.9 billion subsequent to June 30, 2023, supported by amounts available under the 2022 Credit Agreement and the 2023 Credit Agreement.
The commercial paper notes are sold at par less a discount representing an interest factor or, if interest bearing, at par, and the maturities vary but may not exceed 397 days from the date of issue. The commercial paper notes will rank at least pari passu with all other unsecured and unsubordinated indebtedness.
At June 30, 2023, we had $579 million outstanding notes under our CP Program which primarily consists of amounts used for the June 15, 2023 repayment of the $800 million aggregate principal amount of our 3.85% 2023 Notes, which is included as a component of the “Short-term debt” line item in our Condensed Consolidated Balance Sheet. The outstanding notes have a weighted-average interest rate of 5.47% and mature at various dates, primarily in July 2023.
NOTE I: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended June 30, 2023		Two Quarters Ended June 30, 2023
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost	$6	$1	$12	$1
Non-operating
Interest cost	91	2	183	5
Expected return on plan assets	(152)	(5)	(305)	(10)
Amortization of net actuarial gain	(3)	(5)	(5)	(10)
Amortization of prior service (credit) cost	(6)	1	(13)	1
Non-service cost periodic benefit income	(70)	(7)	(140)	(14)
Net periodic benefit income	$(64)	$(6)	$(128)	$(13)

	Quarter Ended July 1, 2022		Two Quarters Ended July 1, 2022
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost	$12	$—	$22	$1
Non-operating
Interest cost	55	2	110	4
Expected return on plan assets	(156)	(6)	(312)	(11)
Amortization of net actuarial loss (gain)	3	(2)	5	(4)
Amortization of prior service (credit) cost	(8)	1	(14)	1
Non-service cost periodic benefit income	(106)	(5)	(211)	(10)
Net periodic benefit income	$(94)	$(5)	$(189)	$(9)
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
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE J: EARNINGS PER SHARE
Net income per common share attributable to L3Harris common shareholders (“EPS”) is computed by dividing earnings to L3Harris common shareholders less earnings allocated to participating securities, if applicable, by the weighted-average number of common shares outstanding for the period. Net income per diluted common share attributable to L3Harris common shareholders ("diluted EPS") incorporates potential dilutive common shares, primarily consisting of employee stock options and restricted and performance share unit awards, into the weighted-average number of common shares outstanding.
The weighted-average number of common shares outstanding used to compute basic and diluted EPS are as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022

Basic weighted-average common shares outstanding	189.2	192.1	189.7	192.6
Impact of dilutive share-based awards	0.9	1.9	1.0	1.9
Diluted weighted-average common shares outstanding	190.1	194.0	190.7	194.5
Diluted EPS excludes the antidilutive impact of 0.8 million and 2.0 million weighted-average share-based awards outstanding for the quarter and two quarters ended June 30, 2023, respectively, and 0.4 million and 0.3 million weighted-average share-based awards outstanding for the quarter and two quarters ended July 1, 2022, respectively.
NOTE K: INCOME TAXES
Our effective tax rate was 5.6% for the quarter ended June 30, 2023 compared with 10.5% for the quarter ended July 1, 2022. For the quarter ended June 30, 2023, our effective tax rate benefited from the favorable impacts of R&D credits, foreign-derived intangible income (“FDII”) deductions and the resolution of specific audit uncertainties. For the quarter ended July 1, 2022, our effective tax rate benefited from the favorable impact of R&D credits, an incremental FDII benefit resulting from the requirement to capitalize and amortize R&D expenses beginning in fiscal 2022 and the resolution of specific audit uncertainties.
Our effective tax rate was 7.4% for the two quarters ended June 30, 2023 compared with 10.9% for the two quarters ended July 1, 2022. For the two quarters ended June 30, 2023, our effective tax rate benefited from the favorable impacts of R&D credits, FDII deductions and the resolution of specific audit uncertainties. For the two quarters ended July 1, 2022, our effective tax rate was favorably impacted by a reduction in the deferred tax liabilities on the outside basis of certain foreign subsidiaries due to an internal restructuring and the items described above in this Note impacting the quarter ended July 1, 2022.
NOTE L: FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received from the sale of an asset or paid to transfer a liability in the principal market (or most advantageous market, in the absence of a principal market) for the asset or liability in an orderly transaction between market participants at the measurement date. Entities are required to maximize the use of observable inputs and minimize the use of unobservable inputs in measuring fair value and to utilize a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. The three levels of inputs used to measure fair value are as follows:
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
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at June 30, 2023 and December 30, 2022:

	June 30, 2023		December 30, 2022
(In millions)	Total	Level 1	Total	Level 1

Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$71	$71	$64	$64
Investments measured at NAV:
Corporate-owned life insurance	35		33
Total fair value of deferred compensation plan assets	$106		$97

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$8	$8	$8	$8
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	217		192
Total fair value of deferred compensation plan liabilities	$225		$200
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
The following table presents the carrying amounts and estimated fair values of long-term debt that is not carried at fair value in our Condensed Consolidated Balance Sheet:

	June 30, 2023		December 30, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Term Loan 2025(1)	$2,250	$2,250	$—	$—
All other long-term debt, net (including current portion)(2)	5,978	5,598	7,043	6,569
Total debt, net	$8,228	$7,848	$7,043	$6,569
_______________
(1)The carrying value of Term Loan 2025 approximates fair value due to its variable interest rate.
(2)The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.
The fair value of our Short-term debt approximates the carrying value due to its short-term nature, with commercial paper classified as level 2 and other short-term debt classified as level 3 within the fair value hierarchy.
See Note G: Goodwill and Other Intangible Assets and Note B: Acquisitions, Divestitures and Asset Sales in these Notes and Note 4: Business Divestitures and Asset Sales in our Fiscal 2022 Form 10-K for additional information regarding fair value measurements associated with goodwill.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE M: CHANGES IN ESTIMATES
Many of our contracts utilize the POC cost-to-cost method of revenue recognition. A single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion. Due to the long-term nature of many of these contracts, developing these estimates often requires judgment. After establishing the estimated total cost at completion, we follow a standard Estimate at Completion (“EAC”) process in which we review the progress and performance on our ongoing contracts at least quarterly and, in many cases, more frequently. As the contracts progress, we may successfully retire risks or complexities and may add additional risks, and we adjust our estimated total cost at completion. For additional discussion of our revenue recognition policies and our EAC process, see “Critical Accounting Estimates” in Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2022 Form 10K.
Net EAC adjustments had the following impact to earnings for the periods presented:

	Quarter Ended		Two Quarters Ended
(In millions, except per share amounts)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022

Net EAC adjustments, before income taxes(1)	$(31)	$12	$(87)	$58
Net EAC adjustments, net of income taxes	(23)	9	(65)	44
Net EAC adjustments, net of income taxes, per diluted share	(0.12)	0.05	(0.34)	0.23
_______________
(1)For the quarter and two quarters ended June 30, 2023 excludes charges of $30 million and $48 million, respectively, related to impairments of customer contracts which are included in the “Revenue from product sales and services” and “Impairment of other assets” line items in our Condensed Consolidated Statement of Operations for the quarter and two quarters ended June 30, 2023, respectively.
Revenue recognized from performance obligations satisfied in prior periods was $33 million and $69 million for the quarter and two quarters ended June 30, 2023, respectively, and $32 million and $90 million for the quarter and two quarters ended July 1, 2022, respectively.
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
At June 30, 2023, our ending backlog was $24.9 billion. We expect to recognize approximately 35% of the revenue associated with this backlog by the end of 2023 and approximately 70% by the end of 2024, with the remainder to be recognized thereafter. At December 30, 2022, our ending backlog was $22.3 billion.
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
•SAS: including space payloads, sensors and full-mission solutions; classified intelligence and cyber; avionics; electronic warfare; and mission networks for air traffic management operations; and
•CS: including tactical communications with global communications solutions; broadband communications; tactical data links; integrated vision solutions; and public safety radios, and system applications and equipment.
Business Realignment. Effective December 31, 2022, we adjusted our reporting to better align our businesses and transferred our ADG business from our IMS segment to our SAS segment.
Acquisition of Viasat’s TDL. On January 3, 2023, we completed the acquisition of TDL, which is reported within our CS segment. See Note B: Acquisitions, Divestitures and Asset Sales in these Notes for additional information regarding our acquisition of TDL.
Business Segment Financial Information
Segment revenue, segment operating income and a reconciliation of segment operating income to total income before income taxes are as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022

Revenue from Product Sales and Services
IMS	$1,735	$1,608	$3,435	$3,267
SAS	1,715	1,572	3,370	3,089
CS	1,289	993	2,452	1,956
Corporate eliminations	(46)	(38)	(93)	(74)
Total revenue from product sales and services	$4,693	$4,135	9,164	$8,238

Income before Income Taxes
Segment operating income:
IMS(1)	$162	$207	$347	$458
SAS(1)	168	203	355	380
CS	325	238	591	467
Total segment operating income	655	648	1,293	1,305

Unallocated Items:
Unallocated corporate department (expense) income, net(2)	(35)	19	(41)	15
Amortization of acquisition-related intangibles(3)	(173)	(151)	(338)	(303)
Additional cost of sales related to the fair value step-up in inventory sold	(15)	—	(30)	—
L3Harris merger-related integration expenses	—	(26)	—	(50)
Acquisition-related transaction and integration expenses	(36)	—	(76)	—
Pre-acquisition and other divestiture-related expenses	(2)	(35)	(12)	(36)
Business divestiture-related gains, net	26	—	26	—
Gain on sale of asset group	—	8	—	8
Impairment of other assets(4)	(21)	—	(39)	—
LHX NeXt(5)	(22)	—	(35)	—
FAS/CAS operating adjustment(6)	23	21	45	43
Total unallocated items	(255)	(164)	(500)	(323)
Non-operating income, net	83	108	165	214
Interest expense, net	(111)	(67)	(213)	(135)
Income before income taxes	$372	$525	$745	$1,061
_______________
(1)For the quarter ended June 30, 2023, includes non-cash charges for impairment of other assets of $12 million and $27 million for IMS and SAS, respectively, related to facility closures and restructuring of a customer contract impacting both segments.
(2)Includes certain corporate-level expenses that are not included in management’s evaluation of any segment’s operating performance.
(3)Includes amortization of identifiable intangible assets acquired in connection with business combinations. Because our acquisitions benefited the entire Company, the amortization of identifiable intangible assets acquired was not allocated to any segment.
(4)Includes a $21 million non-cash charge for impairment of intangible assets related to the closure of a facility during the quarter and two quarters ended June 30, 2023. See Note G: Goodwill and Other Intangible Assets in these Notes for additional information. Additionally, includes $18 million charge related to an impairment of a customer contract during the two quarters ended June 30, 2023.
(5)Costs associated with transforming multiple functions, systems and processes to increase agility and competitiveness, including third-party consulting, workforce optimization and incremental IT expenses for implementation of new systems.
(6)Represents the difference between the service cost component of Financial Accounting Standards ("FAS") pension and other postretirement benefits (“OPEB”) cost and total U.S. Government Cost Accounting Standards (“CAS”) pension and OPEB cost and replaces the “Pension adjustment” line item previously presented, which included the non-service components of FAS pension and OPEB income. See FAS/CAS operating adjustment table below.
FAS/CAS Pension Operating Adjustment
In accordance with CAS, we allocate a portion of pension and OPEB plan costs to our U.S. Government contracts. However, our Condensed Consolidated Financial Statements require pension and OPEB plan income or expense to be calculated in accordance with FAS requirements under GAAP. The “FAS/CAS operating adjustment” line item in the table below represents the difference between the service cost component of FAS pension and OPEB cost and total CAS pension and OPEB cost. The non-service cost components of FAS pension and OPEB income or expense are included as component of the “Non-operating income, net” line item in our Condensed Consolidated Statement of Operations. See Note I: Pension and Other Postretirement Benefit Plans in these Notes for more information on the composition of non-service cost components of FAS pension and OPEB income and expense.
The table below is a reconciliation of the FAS/CAS operating adjustment:

	Quarter Ended		Two Quarters Ended
(In millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022

FAS pension service cost	$(7)	$(12)	$(13)	$(23)
Less: CAS pension cost	(30)	(33)	(58)	(66)
FAS/CAS operating adjustment	23	21	45	43
Non-service FAS pension income	77	111	154	221
FAS/CAS pension adjustment, net	$100	$132	$199	$264
Disaggregation of Revenue
We disaggregate revenue for all three business segments by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Quarter Ended
	June 30, 2023			July 1, 2022
(In millions)	IMS	SAS	CS	IMS	SAS	CS

Revenue By Customer Relationship
Prime contractor	$1,127	$1,084	$798	$1,035	$987	$691
Subcontractor	584	621	479	554	574	294
Intersegment	24	10	12	19	11	8
Total revenue	$1,735	$1,715	$1,289	$1,608	$1,572	$993

Revenue By Contract Type
Fixed-price(1)	$1,317	$1,099	$1,102	$1,209	$918	$834
Cost-reimbursable	394	606	175	380	643	151
Intersegment	24	10	12	19	11	8
Total revenue	$1,735	$1,715	$1,289	$1,608	$1,572	$993

Revenue By Geographical Region
United States	$1,281	$1,475	$834	$1,154	$1,380	$631
International	430	230	443	435	181	354
Intersegment	24	10	12	19	11	8
Total revenue	$1,735	$1,715	$1,289	$1,608	$1,572	$993

	Two Quarters Ended
	June 30, 2023			July 1, 2022
(In millions)	IMS	SAS	CS	IMS	SAS	CS

Revenue By Customer Relationship
Prime contractor	$2,281	$2,094	$1,605	$2,121	$1,964	$1,347
Subcontractor	1,109	1,253	822	1,111	1,104	590
Intersegment	45	23	25	35	21	19
Total revenue	$3,435	$3,370	$2,452	$3,267	$3,089	$1,956

Revenue By Contract Type
Fixed-price(1)	$2,603	$2,121	$2,080	$2,470	$1,798	$1,631
Cost-reimbursable	787	1,226	347	762	1,270	306
Intersegment	45	23	25	35	21	19
Total revenue	$3,435	$3,370	$2,452	$3,267	$3,089	$1,956

Revenue By Geographical Region
United States	$2,538	$2,929	$1,625	$2,336	$2,722	$1,256
International	852	418	802	896	346	681
Intersegment	45	23	25	35	21	19
Total revenue	$3,435	$3,370	$2,452	$3,267	$3,089	$1,956
_______________
(1)Includes revenue derived from time-and-materials contracts.
Assets by Business Segment
Total assets by business segment are as follows:

(In millions)	June 30, 2023	December 30, 2022

Total Assets
IMS	$11,030	$10,925
SAS	9,181	8,838
CS	7,129	5,800
Corporate(1)	8,022	7,961
Total Assets	$35,362	$33,524
_______________
(1)Identifiable intangible assets acquired in connection with business combinations were recorded as corporate assets because they benefited the entire Company. Identifiable intangible asset balances recorded as corporate assets were $6.4 billion and $6.0 billion at June 30, 2023 and December 30, 2022, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, as well as any assets of businesses held for sale.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE P: LEGAL PROCEEDINGS AND CONTINGENCIES
In ordinary course of business, we are routinely defendants in, parties to or otherwise subject to many pending and threatened legal actions, claims, disputes, arbitration and other legal proceedings incident to our business, arising from or related matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employment disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We accrue contingencies based on a range of possible outcomes. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At June 30, 2023, our accrual for the potential resolution of lawsuits, claims, or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at June 30, 2023 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites. These sites are in various stages of investigation and/or remediation and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that several sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”) and/or equivalent state and international laws. For example, in June 2014, the U.S. Department of Justice, Environment and Natural Resources Division, notified several potentially responsible parties, including Exelis, Inc. (“Exelis”), which we acquired in 2015, of potential responsibility for contribution to the environmental investigation and remediation of multiple locations in Alaska. In addition, in March 2016, the EPA notified over 100 potentially responsible parties, including Exelis, of potential liability for the cost of remediation for the 8.3-mile stretch of the Lower Passaic River in New Jersey, estimated by the EPA to be $1.38 billion. During the fourth quarter of fiscal 2021, the EPA further announced an interim plan to remediate sediment in the upper nine miles of the of the Lower Passaic River with an estimated cost of $441 million. The potential responsible parties’ respective allocations for the Lower Passaic River remediation have not been determined. Although it is not feasible to predict the outcome of these environmental claims made against us, based on available information, in the opinion of our management, any payments we may be required to make as a result of environmental claims made against us in existence at June 30, 2023 are reserved against, covered by insurance or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
NOTE Q: SUBSEQUENT EVENTS
We were advised on July 26, 2023 that the FTC will not block the acquisition of AJRD. We expect the acquisition to close on or about July 28, 2023.
_____________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. and subsidiaries (“the Company”) as of June 30, 2023, the related condensed consolidated statements of operations, comprehensive income and equity for the quarter and two quarters ended June 30, 2023 and July 1, 2022, the condensed consolidated statements of cash flows for the two quarters ended June 30, 2023 and July 1, 2022 and the related notes (collectively referred to as the "condensed consolidated interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
July 26, 2023
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
U.S. and International Budget Environment
Our largest customers are various departments and agencies of the U.S. Government — the percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 74% for the two quarters ended June 30, 2023.
On December 29, 2022, the President signed the National Defense Authorization Act, providing $858 billion of national defense funding for the 2023 U.S. Government fiscal year (“GFY”), of which $816 billion was allotted to the DoD. On March 13, 2023, the DoD released details around the President’s GFY 2024 $886 billion national defense budget request (“PBR”). The PBR includes $842 billion for the DoD, a proposed increase of approximately 3% over the enacted GFY 2023 DoD budget. Many of our offerings funded in the enacted GFY 2023 DoD budget are also supported by the PBR, including responsive satellites, ISR aircraft, tactical communications and maritime solutions.
The President’s 2024 GFY budget request and the overall defense spending environment in both the U.S. and internationally reflect the continued impacts of the conflicts in Ukraine, and geopolitical tensions across Asia and the Middle East. Changes to U.S. Government or international spending priorities have and could in the future impact our business.
On June 3, 2023, the President signed into law the Fiscal Responsibility Act of 2023 (“FRA”), which suspended the federal debt limit through January 1, 2025 and established new discretionary funding limits for defense and non-defense accounts. The deal capped GFY 2024 national defense funding at $886 billion. This includes $842 billion for the DoD specifically. GFY non-defense funding is capped at $704 billion. On July 14, 2023, the House passed its GFY 2024 National Defense Authorization Act authorizing $842 billion for the DoD, consistent with the GFY PBR and the caps set forth by the FRA. We expect that the House and Senate will continue consideration of GFY 2024 appropriation and authorization bills.
The overall defense spending environment, both in the U.S. and internationally, reflects the continued impacts of the conflicts in Ukraine and geopolitical tensions across Asia and the Middle East, but changes to U.S. Government or international spending priorities have and could in the future impact our business. The Federal budget and debt ceiling in particular could be the subject of considerable Congressional debate, and changes in spending priorities, including changes in the DoD budget, could adversely affect our existing programs and future contracts and impact our financial condition and results of operations.
See our U.S. Government funding risks and the discussion of our international business risks within Part I: Item 1A. Risk Factors in our Fiscal 2022 Form 10-K.
_____________________________________________________________________

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
KEY DEVELOPMENTS
Business Realignment. Effective for fiscal 2023, we adjusted our reporting to better align our businesses and transferred our ADG business (representing $74 million and $157 million of revenue for the quarter and two quarters ended June 30, 2023, respectively, and $77 million and $147 million of revenue for the quarter and two quarters ended July 1, 2022, respectively) from our IMS segment to our SAS segment. See Note A: Basis of Presentation and Summary of Significant Accounting Policies in the Notes for further information.
Acquisition of Viasat’s TDL. On January 3, 2023, we completed the TDL acquisition which is reported within our CS segment. See Note B: Acquisitions, Divestitures and Asset Sales in the Notes for further information regarding the TDL acquisition.
Pending Acquisition of AJRD. On March 15, 2023, in connection with our definitive agreement to acquire AJRD, we and AJRD each received a request for additional information and documentary material (the "Second Request") from the FTC, which extended the waiting period for review under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. We were advised on July 26, 2023 that the FTC will not block the acquisition of AJRD. We expect the acquisition to close on or about July 28, 2023.
_____________________________________________________________________

RESULTS OF OPERATIONS
Consolidated Results of Operations

	Quarter Ended			Two Quarters Ended
(Dollars in millions, except per share amounts)	June 30, 2023	July 1, 2022	% Inc/(Dec)	June 30, 2023	July 1, 2022	% Inc/(Dec)

Revenue from product sales and services:
IMS	$1,735	$1,608	8%	$3,435	$3,267	5%
SAS	1,715	1,572	9%	3,370	3,089	9%
CS	1,289	993	30%	2,452	1,956	25%
Corporate eliminations	(46)	(38)	21%	(93)	(74)	26%
Revenue from product sales and services	4,693	4,135	13%	9,164	8,238	11%
Cost of product sales and services	(3,476)	(2,907)	20%	(6,763)	(5,767)	17%
% of total revenue	74%	70%		74%	70%
Gross margin	1,217	1,228	(1)%	2,401	2,471	(3)%
% of total revenue	26%	30%		26%	30%
Engineering, selling and administrative expenses	(783)	(744)	5%	(1,556)	(1,489)	4%
% of total revenue	17%	18%		17%	18%
Business divestiture-related gains, net	26	—	*	26	—	*
Impairment of other assets	(60)	—	*	(78)	—	*
Non-operating income, net	83	108	(23)%	165	214	(23)%
Interest expense, net	(111)	(67)	66%	(213)	(135)	58%
Income before income taxes	372	525	(29)%	745	1,061	(30)%
Income taxes	(21)	(55)	(62)%	(55)	(116)	(53)%
Effective tax rate	6%	10%		7%	11%
Net income	351	470	(25)%	690	945	(27)%
Noncontrolling interests, net of income taxes	(2)	1	*	(4)	1	*
Net income attributable to L3Harris Technologies, Inc.	$349	$471	(26)%	$686	$946	(27)%
% of total revenue	7%	11%		7%	11%
Diluted EPS	$1.83	$2.42	(24)%	$3.60	$4.86	(26)%
_______________
*Not meaningful
Revenue and Gross Margin
One Quarter Comparison. Revenue increased 13% in the quarter ended June 30, 2023 compared with the quarter ended July 1, 2022 from higher revenue across all segments as CS, SAS and IMS revenues increased $296 million, $143 million and $127 million, respectively.
Gross margin and gross margin as a percentage of revenue decreased in the quarter ended June 30, 2023 compared with the quarter ended July 1, 2022, largely due to a net change in EAC adjustments and higher mix of lower-margin revenue, partially offset by the increases in revenue volume noted in the revenue discussion above.
Two Quarters Comparison. Revenue increased 11% in the two quarters ended June 30, 2023 compared with the two quarters ended July 1, 2022 from higher revenue across all segments as CS, SAS and IMS revenues increased $496 million, $281 million and $168 million, respectively.
_____________________________________________________________________

Gross margin and gross margin as a percentage of revenue decreased in the two quarters ended June 30, 2023 compared with the two quarters ended July 1, 2022, largely due to a net change in EAC adjustments and higher mix of lower-margin revenue, partially offset by the increases in revenue volume noted in the revenue discussion above.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
Engineering, selling and administrative expenses (“ESA”) expenses were as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022

Amortization of acquisition-related intangibles	$(150)	$(133)	$(292)	$(267)
Company-sponsored R&D costs	(117)	(145)	(231)	(301)
Acquisition-related transaction and integration expenses	(36)	—	(76)	—
L3Harris merger-related integration expenses	—	(26)	—	(50)
LHX NeXt	(22)	—	(35)	—
Gain on sale of asset group	—	8	—	8
Pre-acquisition and other divestiture-related expenses	(2)	(35)	(12)	(36)
Other ESA expenses	(456)	(413)	(910)	(843)
Total ESA expenses	$(783)	$(744)	$(1,556)	$(1,489)
Non-Operating Income, Net
Non-operating income, net was as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	June 30, 2023	July 1, 2022	June 30, 2023	July 1, 2022

Non-service FAS pension income(1)	$77	$111	$154	$221
Other, net	6	(3)	11	(7)
Non-operating income, net	$83	$108	$165	$214
_______________
(1)Includes interest cost, expected return on plan assets, amortization of net actuarial gains under our pension and postretirement benefit plans. See Note I: Pension and Other Postretirement Benefit Plans in the Notes for more information on the composition of non-service cost components of FAS pension and OPEB income and expense.
Business Divestiture-Related Gains
For the quarter and two quarters ended June 30, 2023, the pre-tax gain associated with VIS was $26 million. There were no business divestiture-related gains or losses during the quarter and two quarters ended July 1, 2022.
See Note B: Acquisitions, Divestitures and Asset Sales in the Notes for further information.
_____________________________________________________________________

Impairment of Other Assets
Impairment of other assets for the quarter and two quarters ended June 30, 2023 consisted of non-cash impairment charges for the following:

	Quarter Ended	Two Quarters Ended
(In millions)	June 30, 2023	June 30, 2023

Impairment of customer contracts:
IMS	$3	$3
SAS	27	27
Unallocated corporate expense	—	18
	30	48
Facility closures:
IMS	9	9
Unallocated corporate expense	21	21
Impairment of other assets	$60	$78

There was no impairment of other assets during the quarter or two quarters ended July 1, 2022.
Interest Expense, Net
One Quarter Comparison. Interest expense, net increased in the quarter ended June 30, 2023 compared with the quarter ended July 1, 2022 primarily due to $37 million of interest expense on the $2.25 billion outstanding under our variable rate Term Loan 2025.
Two Quarters Comparison. Interest expense, net increased in the two quarters ended June 30, 2023 compared with the two quarters ended July 1, 2022 primarily due to $72 million of interest expense on the $2.25 billion outstanding under our variable rate Term Loan 2025.
See Note H: Debt and Credit Arrangements in the Notes for further information.
Income Taxes
One Quarter Comparison. Our effective tax rate was 5.6% for the quarter ended June 30, 2023 compared with 10.5% for the quarter ended July 1, 2022. For the quarter ended June 30, 2023, our effective tax rate benefited from the favorable impacts of R&D credits, FDII deductions and the resolution of specific audit uncertainties. For the quarter ended July 1, 2022, our effective tax rate benefited from the favorable impact of R&D credits, an incremental FDII benefit resulting from the requirement to capitalize and amortize R&D expenses beginning in fiscal 2022 and the resolution of specific audit uncertainties.
Two Quarters Comparison. Our effective tax rate was 7.4% for the two quarters ended June 30, 2023 compared with 10.9% for the two quarters ended July 1, 2022. For the two quarters ended June 30, 2023, our effective tax rate benefited from the favorable impacts of R&D credits, FDII deductions and the resolution of specific audit uncertainties. For the two quarters ended July 1, 2022, our effective tax rate was favorably impacted by a reduction in the deferred tax liabilities on the outside basis of certain foreign subsidiaries due to an internal restructuring and the items described above.
Net Income
One Quarter Comparison and Two Quarters Comparison. The decrease in net income in the quarter and two quarters ended June 30, 2023 compared with the quarter and two quarters ended July 1, 2022 was due to the combined effects of reasons noted in the sections above.
Diluted EPS
Diluted EPS in the quarter and two quarters ended June 30, 2023 decreased compared with the quarter and two quarters ended July 1, 2022 due to lower net income, partially offset by fewer diluted weighted average common shares outstanding, primarily reflecting the repurchases of our common stock under our share repurchase program during the quarter and two quarters ended June 30, 2023 and fiscal 2022 share repurchases subsequent to July 1, 2022.
See the “Common Stock Repurchases” discussion below in this MD&A for further information.
_____________________________________________________________________

Discussion of Business Segment Results of Operations
IMS Segment

	Quarter Ended			Two Quarters Ended
(Dollars in millions)	June 30, 2023	July 1, 2022	% Inc/(Dec)	June 30, 2023	July 1, 2022	% Inc/(Dec)

Revenue	$1,735	$1,608	8%	$3,435	$3,267	5%
Operating income	162	207	(22)%	347	458	(24)%
Operating income as a percentage of revenue ("operating margin")	9%	13%		10%	14%
One Quarter Comparison. The increase in IMS segment revenue for the quarter ended June 30, 2023 compared with the quarter ended July 1, 2022 was primarily due to higher revenues of $41 million in Electro Optical and $39 million in Commercial Aviation Solutions, both from higher volumes, $36 million in Maritime largely from power and energy solutions and classified programs and $13 million in ISR from growth in domestic aircraft procurement and missionization.
The decrease in IMS segment operating income for the quarter ended June 30, 2023 compared with the quarter ended July 1, 2022 was primarily due to net change in EAC adjustments principally in ISR and Maritime and a $12 million non-cash impairment of other assets related to facility closures and restructuring of a customer contract.
Two Quarters Comparison. The increase in IMS segment revenue for the two quarters ended June 30, 2023 compared with the two quarters ended July 1, 2022 was primarily due to higher revenues of $77 million in ISR from growth in domestic aircraft procurement and missionization, $66 million in Commercial Aviation Solutions and $62 million in Electro Optical, both from higher volumes.
The decrease in IMS segment operating income for the two quarters ended June 30, 2023 compared with the two quarters ended July 1, 2022 was primarily due to net change in EAC adjustments principally in ISR and Maritime and a $12 million non-cash impairment of other assets related to facility closures and restructuring of a customer contract.
SAS Segment

	Quarter Ended			Two Quarters Ended
(Dollars in millions)	June 30, 2023	July 1, 2022	% Inc/(Dec)	June 30, 2023	July 1, 2022	% Inc/(Dec)

Revenue	$1,715	$1,572	9%	$3,370	$3,089	9%
Operating income	168	203	(17)%	355	380	(7)%
Operating margin	10%	13%		11%	12%
One Quarter Comparison. The increase in SAS segment revenue for the quarter ended June 30, 2023 compared with the quarter ended July 1, 2022 was primarily due to higher revenue of $105 million in Space Systems and $20 million in Intel & Cyber, both from new program ramps and $24 million in Mission Networks from program scope growth. Such increases were partially offset by a decline in legacy airborne platform volume.
The decrease in SAS segment operating income for the quarter ended June 30, 2023 compared with the quarter ended July 1, 2022 was primarily due to a $27 million non-cash impairment of other assets related to restructuring of a customer contract, in addition to lower recovery of overhead costs on fixed price contracts.
Two Quarters Comparison. The increase in SAS segment revenue for the two quarters ended June 30, 2023 compared with the two quarters ended July 1, 2022 was primarily due to higher revenue of $196 million in Space Systems and $28 million in Intel and Cyber, both from new program ramps, $60 million in Mission Avionics from an increase in production revenues and $38 million in Mission Networks from program scope growth. Such increases were partially offset by a decline in legacy airborne platform volume.
The decrease in SAS segment operating income for the two quarters ended June 30, 2023 compared with the two quarters ended July 1, 2022 was primarily due to a $27 million non-cash impairment of other assets related to restructuring of a customer contract, in addition to lower recovery of overhead costs on fixed price contracts.
_____________________________________________________________________

CS Segment

	Quarter Ended			Two Quarters Ended
(Dollars in millions)	June 30, 2023	July 1, 2022	% Inc/(Dec)	June 30, 2023	July 1, 2022	% Inc/(Dec)

Revenue	$1,289	$993	30%	$2,452	$1,956	25%
Operating income	325	238	37%	591	467	27%
Operating margin	25%	24%		24%	24%
One Quarter Comparison. The increase in CS segment revenue for the quarter ended June 30, 2023 compared with the quarter ended July 1, 2022 was primarily due to higher revenue of $160 million in Tactical Communications and $27 million in Public Safety, both from higher volumes driven by improved electronic component availability and $115 million in Broadband Communications due to $83 million from the TDL acquisition and higher volumes on legacy platforms.
The increase in CS segment operating income for the quarter ended June 30, 2023 compared with the quarter ended July 1, 2022 was primarily due to higher volumes, including the TDL acquisition, and favorable mix in Tactical Communications.
Two Quarters Comparison. The increase in CS segment revenue for the two quarters ended June 30, 2023 compared with the two quarters ended July 1, 2022 was primarily due to higher revenue of $261 million in Tactical Communications and $65 million in Public Safety, both from higher volumes driven by improved electronic component availability, and $221 million in Broadband Communications due to $164 million from the TDL acquisition and higher volumes on legacy platforms. Such increases were partially offset by a decrease of $34 million related to program execution in Integrated Vision Solutions.
The increase in CS segment operating income for the two quarters ended June 30, 2023 compared with the two quarters ended July 1, 2022 was primarily due to higher volumes, including the TDL acquisition, and favorable mix in Tactical Communications partially offset by program execution in Integrated Vision Solutions.
Unallocated Corporate Expenses

	Quarter Ended			Two Quarters Ended
(Dollars in millions)	June 30, 2023	July 1, 2022	% Inc/(Dec)	June 30, 2023	July 1, 2022	% Inc/(Dec)

Unallocated corporate department (expense) income, net(1)	$(35)	$19	*	$(41)	$15	*
Amortization of acquisition-related intangibles(2)	(173)	(151)	15%	(338)	(303)	12%
Additional cost of sales related to the fair value step-up in inventory sold	(15)	—	*	(30)	—	*
L3Harris merger-related integration expenses	—	(26)	(100)%	—	(50)	(100)%
Acquisition-related transaction and integration expenses	(36)	—	*	(76)	—	*
Pre-acquisition and other divestiture-related expenses	(2)	(35)	(94)%	(12)	(36)	(67)%
Business divestiture-related gains, net	26	—	*	26	—	*
Gain on sale of asset group	—	8	(100)%	—	8	(100)%
Impairment of other assets(3)	(21)	—	*	(39)	—	*
LHX NeXt(4)	(22)	—	*	(35)	—	*
FAS/CAS operating adjustment(5)	23	21	10%	45	43	5%
Total unallocated items	$(255)	$(164)		$(500)	$(323)
_______________
*Not meaningful
_____________________________________________________________________

(1)    Includes certain corporate-level expenses that are not included in management’s evaluation of any segment’s operating performance.
(2)    Includes amortization of identifiable intangible assets acquired in connection with business combinations. Because our acquisitions benefited the entire Company, the amortization of identifiable intangible assets acquired was not allocated to any segment.
(3)    Includes a $21 million non-cash charge for impairment of intangible assets related to the closure of a facility during the quarter and two quarters ended June 30, 2023. See Note G: Goodwill and Other Intangible Assets in these Notes for additional information. Additionally, includes $18 million charge related to an impairment of a customer contract during the two quarters ended June 30, 2023.
(4)    Costs associated with transforming multiple functions, systems and processes to increase agility and competitiveness, including third-party consulting, workforce optimization and incremental IT expenses for implementation of new systems.
(5)    Represents the difference between the service cost component of FAS pension and OPEB cost and total CAS pension and OPEB cost and replaces the “Pension adjustment” line item previously presented, which included the non-service components of FAS pension and OPEB income. See Note O: Business Segment Information in the Notes for additional information regarding the FAS/CAS operating adjustment.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Two Quarters Ended
(In millions)	June 30, 2023	July 1, 2022

Cash and cash equivalents, beginning of period	$880	$941
Operating Activities:
Net income	690	945
Non-cash adjustments	340	111
Changes in working capital	(120)	(495)
Other, net	(146)	227
Net cash provided by operating activities	764	788
Net cash used in investing activities	(2,074)	(121)
Net cash provided by (used in) financing activities	794	(1,174)
Effect of exchange rate changes on cash and cash equivalents	2	(14)
Net decrease in cash and cash equivalents	(514)	(521)
Cash and cash equivalents, end of period	$366	$420
Net cash provided by operating activities
The $24 million decrease in net cash provided by operating activities in the two quarters ended June 30, 2023 compared with the two quarters ended July 1, 2022 was primarily due to increases in income and payroll related tax payments partially offset by less cash used to fund net working capital (i.e., receivables, contract assets, inventories, accounts payable and contract liabilities) and a decrease in net income, excluding the impact of non-cash items.
Net cash used in investing activities
The $1,953 million increase in net cash used in investing activities in the two quarters ended June 30, 2023 compared with the two quarters ended July 1, 2022 was primarily due to the $1,973 million cash used for the acquisition of TDL during the first quarter of fiscal 2023.
Net cash provided by (used in) financing activities
The $1,968 million increase in net cash provided by financing activities in the two quarters ended June 30, 2023 compared with the two quarters ended July 1, 2022 was primarily due to $2.25 billion in proceeds from borrowings on our Term Loan 2025 for which $2.0 billion was utilized for the TDL acquisition, $579 million in net proceeds from issuances of commercial paper and $211 million decrease in cash used to repurchase our common stock under our share repurchase program, partially offset by $1.1 billion increase in repayments of borrowings including the $800 million aggregate principal amount of our 3.85% 2023 Notes and $250 million aggregate principal amount of our Floating 2023 Notes.
See Note H: Debt and Credit Arrangements in the Notes for further information.
Cash and cash equivalents
At June 30, 2023, we had cash and cash equivalents of $366 million, which includes $293 million held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
_____________________________________________________________________

Capital Structure and Resources
Below describes significant changes to our credit arrangements and debt during the two quarters ended June 30, 2023.
Credit Arrangements
Credit Agreements. On March 10, 2023, we established the $2.4 billion 2023 Credit Facility to finance a portion of the purchase price for the pending acquisition of AJRD. At June 30, 2023, we had no outstanding borrowings and were in compliance with all covenants under our 2023 Credit Agreement. Additionally, at June 30, 2023, we had no outstanding borrowings and were in compliance with all covenants under our $2.0 billion 2022 Credit Agreement.
Commercial Paper Programs. On March 14, 2023, we established the CP Program, which is supported by amounts unused and available under the 2022 Credit Agreement and the 2023 Credit Agreement. From time to time, we use borrowings under the CP Program for general corporate purposes, including the funding of acquisitions, debt refinancing, dividend payments and repurchases of our common stock. During the quarter ended June 30, 2023, we had a maximum outstanding balance of $1.5 billion under our CP program, which we used for the June 15, 2023 repayment of the $800 million aggregate principal amount of our 3.85% 2023 Notes, a portion of which was repaid with cash on hand during the quarter ended June 30, 2023.
Amounts outstanding under the CP Program at June 30, 2023 and the daily average balance and weighted average yield during the quarter ended June 30, 2023 were as follows:

	June 30, 2023
(In millions, except weighted average yield)	Outstanding	Daily Average

CP Program	$579	$588
Weighted Average Yield	5.47%	5.33%
We terminated our prior existing $1.0 billion commercial paper program during the two quarters ended June 30, 2023.
Subsequent to June 30, 2023, we increased the maximum amount available under the CP Program from $3.4 billion to $3.9 billion as permitted under its terms. This amount will be reduced by any borrowings under the 2022 Credit Agreement or the 2023 Credit Agreement. Balances under our CP Program may be elevated from time to time during fiscal 2023 as compared to historical norms.
For further information about our Credit Agreements and CP Program, see Note H: Debt and Credit Arrangements in the Notes.
Debt
At June 30, 2023, we had $8.2 billion of outstanding long-term debt, net, including the current portion of long-term debt, net and financing lease obligations, the majority of which we incurred in connection with merger and acquisition activity.
Long-Term Debt Issued. We drew $2.25 billion in long-term debt on Term Loan 2025 during the two quarters ended June 30, 2023.
Long-Term Debt Repayments. On March 14, 2023, we repaid the entire outstanding $250 million aggregate principal amount of our Floating 2023 Notes through a $250 million draw on Term Loan 2025. On June 15, 2023, we repaid the entire outstanding $800 million aggregate principal amount of our 3.85% 2023 Notes through cash on hand and the issuance of commercial paper.
For a description of our long-term debt, see Note H: Debt and Credit Arrangements in the Notes and Note 13: Debt in our Fiscal 2022 Form 10-K.
_____________________________________________________________________

Liquidity Assessment
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity for the next 12 months and in the longer term, although, we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties and the state of global commerce and general political and global financial uncertainty. Additionally, provisions in the Tax Cuts and Jobs Act of 2017 required that, beginning in 2022, R&D expenditures be capitalized and amortized over five years. In the future, Congress may consider legislation that would defer the amortization requirement to later years, possibly with retroactive effect. In the meantime, we will continue to make Federal tax payments based on the current tax law. The impact of this tax law on our cash from operations depends on the amount of R&D expenditures incurred and whether the Internal Revenue Service issues guidance on the provision which differs from our current interpretation, among other things. See Part I: Item 1A. Risk Factors in our Fiscal 2022 Form 10-K and Part II. Item 1A. Risk Factors of this Report.
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, our senior unsecured credit facilities, our CP Program and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program, the pending acquisition of AJRD and repayments of our debt securities at maturity for the next twelve months and the reasonably foreseeable future thereafter. Our total capital expenditures for fiscal 2023 are expected to be approximately $275 million. Other than operating expenses, cash requirements for fiscal 2023 are expected to consist primarily of expenditures for the pending acquisition of AJRD, capital expenditures, tax payments, dividend payments, and repurchases under our share repurchase program. See “Capital Structure and Resources” and “Commercial Commitments” in Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2022 Form 10-K for further information regarding our cash requirements.
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
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $184 million as of June 30, 2023. See Note 14: Pension and Other Postretirement Benefits in our Fiscal 2022 Form 10-K and Note I: Pension and Other Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the two quarters ended June 30, 2023, we used $518 million to repurchase 2.5 million shares of our common stock under our share repurchase program at an average price per share of $204.40, including commissions of $0.02 per share. During the two quarters ended June 30, 2023, $28 million in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
_____________________________________________________________________

Our repurchase program does not have a stated expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. At June 30, 2023, we had a remaining unused authorization under our repurchase program of $3.9 billion. We have announced that share repurchases will be moderated in the near-term, but the level and timing of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors or management may deem relevant. The timing, volume and nature of repurchases are also subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our repurchase program is in Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Report.
Dividends
On February 24, 2023, we announced that our Board of Directors increased the quarterly per share cash dividend rate on our common stock from $1.12 to $1.14, commencing with the dividend declared by our Board of Directors for the first quarter of fiscal 2023, for an annualized per share cash dividend rate of $4.56, which was our twenty-second consecutive annual increase in our quarterly cash dividend rate. Quarterly cash dividends are typically paid in March, June, September and December. We paid $436 million in cash dividends during the two quarters ended June 30, 2023. We currently expect to continue paying and increasing the rates of cash dividends in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The annual declaration of dividends by our Board of Directors and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant.
Material Cash Requirements and Commercial Commitments
The amounts disclosed in our Fiscal 2022 Form 10-K include our material cash requirements and commercial commitments. Except for the $2.25 billion in borrowings under Term Loan 2025, the level of indebtedness under our CP Program and the establishment of our 2023 Credit Facility, compared to amounts disclosed in our Fiscal 2022 Form 10-K, there were no material changes to our material cash requirements from contractual cash obligations to repay debt, to purchase goods and services or to make payments under operating leases or our commercial commitments; or in our contingent liabilities on outstanding surety bonds, standby letters of credit agreements or other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers as disclosed in our Fiscal 2022 Form 10-K. Further information about our Credit Agreements and CP Program can be found in “Capital Structure and Resources” in this MD&A and Note H: Debt and Credit Arrangements in the Notes.
There can be no assurance that our business will continue to generate cash flows at current or expected levels or that the cost or availability of future borrowings, if any, under our CP Program, credit facilities, term loan or in the debt markets will not be impacted by any potential future credit or capital markets disruptions. If we are unable to maintain cash balances, generate cash flow from operations or borrow under our CP Program, our credit facilities or term loan sufficient to service our obligations, we may be required to reduce capital expenditures, reduce or eliminate strategic acquisitions, reduce or terminate our share repurchases, reduce or eliminate dividends, refinance all or a portion of our existing debt, obtain additional financing or sell assets. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions affecting the defense, government and other markets we serve and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the critical accounting estimates disclosed in “Critical Accounting Estimates” in Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2022 Form 10-K, except, as set forth below.
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
_____________________________________________________________________

Fiscal 2023 Impairment Tests. Effective December 31, 2022, we adjusted our reporting to better align our businesses and transferred our ADG business (a reporting unit) from our IMS segment to our SAS segment (also a reporting unit). In connection with the realignment, we reduced our reporting units from nine to eight as the ADG reporting unit and all $327 million of associated goodwill was absorbed by our existing SAS reporting unit given the economic similarities of the two reporting units. Immediately before the realignment, we performed a qualitative impairment assessment over our SAS reporting unit and a quantitative impairment assessment over our ADG reporting unit. Immediately after the realignment, we performed a quantitative impairment assessment over the SAS reporting unit. We prepared estimates of the fair value of our pre-realignment ADG reporting unit and post-realignment SAS reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions and an income-based valuation technique using projected discounted cash flows. These assessments indicated no impairment existed either before or after the realignment.
TDL Acquisition Goodwill. In connection with the January 3, 2023 acquisition of TDL, we recorded $1.117 billion of goodwill in our Broadband reporting unit within our CS segment.
ADG At-Risk Goodwill. As of December 31, 2022, prior to the business realignment, our ADG reporting unit had goodwill of $327 million and approximately 8% clearance. As noted above, ADG and all associated goodwill was absorbed by our existing SAS reporting unit and no impairment existed either before or after the realignment.
See Note B: Acquisitions, Divestitures and Asset Sales and Note G: Goodwill and Other Intangible Assets in the Notes for additional information.
Business Combinations
We follow the acquisition method of accounting to record identifiable assets acquired, liabilities assumed and noncontrolling interests recognized in connection with acquired businesses at their estimated fair value as of the date of acquisition.
Identifiable intangible assets from business combinations are recognized at their estimated fair values as of the date of acquisition and consist of customer relationships and developed technology. Determination of the estimated fair value of identifiable intangible assets requires judgment. The fair value of intangible assets is estimated using the relief from royalty method for the acquired developed technology and the multi-period excess earnings method for the acquired customer relationships. Both of these fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount rates, royalty rates related to the developed technology intangible assets, revenue growth attributable to the intangible assets and remaining useful lives. Finite-lived identifiable intangible assets are amortized to expense over their useful lives, generally ranging from two to seventeen years. The fair value of identifiable intangible assets acquired in connection with TDL was $752 million.
See Note B: Acquisitions, Divestitures and Asset Sales and Note G: Goodwill and Other Intangible Assets in the Notes for additional information.
Impact of Recently Issued Accounting Pronouncements
See Note A: Basis of Presentation and Summary of Significant Accounting Policies in the Notes for new accounting pronouncements that became effective during fiscal 2023.
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
•The U.S. Government’s budget deficit and the national debt, as well as a future breach of the debt ceiling, could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
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
In the normal course of business, we are exposed to the risks associated with foreign currency exchange rates, changes in interest rates and market return fluctuations on our defined benefit plans. There were no material changes during the two quarters ended June 30, 2023, with respect to the information appearing in Part II: Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2022 Form 10-K.
_____________________________________________________________________

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate to allow timely decisions regarding required disclosures. As required by Rule 13a-15 under the Exchange Act, as of June 30, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and our CFO, and have concluded that as of June 30, 2023 our disclosure controls and procedures were effective.
Changes in Internal Control
The TDL acquisition is being integrated into the existing CS segment systems and processes from an internal control over financial reporting (“ICFR”) perspective. Other than with respect to the TDL acquisition, there have been no changes in our ICFR during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended June 30, 2023:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)

Month No. 1
(April 1, 2023 - April 28, 2023)
Repurchase program(1)	—	$—	—	$4,056
Employee transactions(2)	17,169	$199.22	—	—
Month No. 2
(April 29, 2023 - May 26, 2023)
Repurchase program(1)	548,738	$186.96	548,738	$3,953
Employee transactions(2)	13,944	$185.97	—	—
Month No. 3
(May 27, 2023 - June 30, 2023)
Repurchase program(1)	106,242	$176.41	106,242	$3,935
Employee transactions(2)	43,315	$185.30	—	—
Total	729,408		654,980	$3,935
_______________
* Periods represent our fiscal months.
(1) On October 21, 2022, we announced that our Board of Directors approved a $3 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of $1.5 billion at that time. Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of June 30, 2023, the remaining unused authorization under our repurchase programs was $3.9 billion (as reflected in the table above).
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
_____________________________________________________________________

Sales of Unregistered Equity Securities
During the quarter ended June 30, 2023, we did not issue or sell any unregistered equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
Securities Trading Plans of Directors and Executive Officers
We require all executive officers and directors to effect purchase and sale transactions in L3Harris securities pursuant to a trading plan (each, a “10b5-1 Plan”) intended to satisfy the requirements of Rule 10b5-1 under the Exchange Act (“Rule 10b5-1”). We limit executive officers to a single 10b5-1 Plan in effect at any time, subject to limited exceptions in accordance with Rule 10b5-1. In addition, our stock ownership guidelines require executive officers to maintain ownership of L3Harris securities (excluding stock options and unearned performance share units) with a value equal to a multiple of their annual salary. Each executive officer identified in the table below is expected to hold securities considerably in excess of L3Harris’ stock ownership guidelines following the sale of the maximum number of shares contemplated.
The following table includes the material terms (other than with respect to the price) of each 10b5-1 Plan adopted or terminated by our executive officers and directors during the quarter ended June 30, 2023:

Name and title	Date of adoption of 10b5-1 Plan(1)	Date of termination of 10b5-1 Plan	Scheduled expiration date of 10b5-1 Plan(2)	Aggregate number of shares of common stock to be purchased or sold(3)

Christopher E. Kubasik Chair and CEO	May 8, 2023	N/A	December 11, 2023	Up to 46,528 shares(3) underlying options expiring in 2025
Edward J. Zoiss President, SAS	February 14, 2023	June 1, 2023 (no sales)	N/A	Up to 34,819 shares, including 17,800 and 12,277 shares underlying options expiring in 2026 and 2027, respectively
	June 5, 2023	N/A	December 4, 2023	Up to 34,819 shares, including 17,800 and 12,277 shares underlying options expiring in 2026 and 2027, respectively
_______________
(1) Transactions under each Rule 10b5-1 Plan commence no earlier than 90 days after adoption, or such later date as required by Rule 10b5-1.
(2) Each Rule 10b5-1 Plan may expire on such earlier date as all transactions are completed.
(3) Each Rule 10b5-1 Plan provides for shares to be sold on multiple predetermined dates.

ITEM 6.	EXHIBITS.
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:
(2)* Agreement and Plan of Merger, dated as of December 17, 2022, by and among L3Harris Technologies, Inc., Aquila Merger Sub Inc. and Aerojet Rocketdyne Holdings, Inc., incorporated herein by reference to exhibit 2.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on December 19, 2022. (Commission File Number 1-3863)
(15)    Letter Regarding Unaudited Interim Financial Information.
(31.1)    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)    Section 1350 Certification of Chief Executive Officer.
_____________________________________________________________________

(32.2)    Section 1350 Certification of Chief Financial Officer.
(101) The financial information from L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.
(104) Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_______________
* Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. L3Harris Technologies, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

_____________________________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: July 26, 2023	By:	/s/ MICHELLE L. TURNER
Michelle L. Turner
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
_____________________________________________________________________