Form 10-Q
period 2023-09-29
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2023-10-27
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of October 20, 2023 was 189,540,249.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended September 29, 2023
This Quarterly Report on Form 10-Q (this “Report”) contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.
_____________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended		Three Quarters Ended
(In millions, except per share amounts)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022

Revenue from product sales and services	$4,915	$4,246	$14,079	$12,484
Cost of product sales and services	(3,608)	(3,052)	(10,371)	(8,819)
Engineering, selling and administrative expenses	(828)	(742)	(2,384)	(2,239)
Sale of asset group and business divestiture-related gains, net	—	—	26	8
Impairment of goodwill and other assets	—	(802)	(78)	(802)
Non-operating income, net	80	99	245	313
Interest expense, net	(159)	(70)	(372)	(205)
Income (loss) before income taxes	400	(321)	1,145	740
Income taxes	(18)	20	(73)	(96)
Net income (loss)	382	(301)	1,072	644
Noncontrolling interests, net of income taxes	1	1	(3)	2
Net income (loss) attributable to L3Harris Technologies, Inc.	$383	$(300)	$1,069	$646

Net income (loss) per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic	$2.02	$(1.56)	$5.64	$3.36
Diluted	$2.02	$(1.56)	$5.61	$3.33

Basic weighted-average common shares outstanding	189.3	191.3	189.6	192.2
Diluted weighted-average common shares outstanding	190.1	191.3	190.6	194.0
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Quarter Ended		Three Quarters Ended
(In millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022

Net income (loss)	$382	$(301)	$1,072	$644
Other comprehensive loss:
Foreign currency translation loss, net of income taxes	(45)	(120)	(10)	(196)
Net unrealized (loss) income on hedging derivatives, net of income taxes	(3)	(12)	6	(14)
Other comprehensive loss, recognized during the period	(48)	(132)	(4)	(210)
Reclassification adjustments for gains included in net income	(10)	(2)	(29)	(10)
Other comprehensive loss, net of income taxes	(58)	(134)	(33)	(220)
Total comprehensive income (loss)	324	(435)	1,039	424
Comprehensive loss (income) attributable to noncontrolling interest	1	1	(3)	2
Total comprehensive income (loss) attributable to L3Harris Technologies, Inc.	$325	$(434)	$1,036	$426
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except shares)	September 29, 2023	December 30, 2022

Assets
Current assets
Cash and cash equivalents	$499	$880
Receivables, net of allowances for collection losses of $24 and $40, respectively	1,381	1,251
Contract assets	3,477	2,987
Inventories	1,638	1,291
Income taxes receivable	43	40
Other current assets	463	258
Assets of business held for sale	—	47
Total current assets	7,501	6,754
Non-current assets
Property, plant and equipment, net	2,818	2,104
Operating lease right-of-use assets	758	756
Goodwill	20,736	17,283
Other intangible assets, net	9,050	6,001
Deferred income taxes	87	73
Recoverable environmental remediation costs	382	—
Other non-current assets	961	553
Total assets	$42,293	$33,524
Liabilities and equity
Current liabilities
Short-term debt	$2,033	$2
Accounts payable	2,112	1,945
Contract liabilities	1,940	1,400
Compensation and benefits	461	398
Other accrued items	1,190	818
Income taxes payable	383	376
Current portion of long-term debt, net	363	818
Liabilities of business held for sale	—	19
Total current liabilities	8,482	5,776
Non-current liabilities
Defined benefit plans	404	262
Operating lease liabilities	736	741
Long-term debt, net	11,140	6,225
Deferred income taxes	812	719
Reserves for environmental remediation costs	524	107
Other long-term liabilities	1,479	1,070
Total liabilities	23,577	14,900
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 189,439,991 and 190,611,458 shares at September 29, 2023 and December 30, 2022, respectively	189	191
Other capital	15,470	15,677
Retained earnings	3,278	2,943
Accumulated other comprehensive loss	(321)	(288)
Total shareholders’ equity	18,616	18,523
Noncontrolling interests	100	101
Total equity	18,716	18,624
Total liabilities and equity	$42,293	$33,524
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
(In millions)	September 29, 2023	September 30, 2022

Operating Activities
Net income	$1,072	$644
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	546	454
Depreciation and other amortization	270	243
Share-based compensation	67	92
Share-based matching contributions under defined contribution plans	172	161
Pension and other postretirement benefit plan income	(209)	(297)
Impairment of goodwill and other assets	78	802
Sale of asset group and business divestiture-related gains, net	(26)	(8)
Deferred income taxes	(277)	(454)
(Increase) decrease in:
Receivables, net	53	(93)
Contract assets	(136)	(111)
Inventories	(195)	(357)
Other current assets	(87)	26
Increase (decrease) in:
Accounts payable	(18)	312
Contract liabilities	202	(133)
Compensation and benefits	(55)	(95)
Other accrued items	(27)	2
Income taxes	15	259
Other operating activities	(138)	(71)
Net cash provided by operating activities	1,307	1,376
Investing Activities
Net cash paid for acquired businesses	(6,688)	—
Additions to property, plant and equipment	(312)	(181)
Proceeds from sale of property, plant and equipment, net	—	10
Proceeds from sales of businesses, net	71	5
Proceeds from sale of asset group, net	—	18
Cash used for equity investments	(11)	(47)
Other investing activities	2	7
Net cash used in investing activities	(6,938)	(188)
Financing Activities
Proceeds from borrowings, net of issuance cost	7,568	5
Repayments of borrowings	(3,159)	(12)
Change in commercial paper, net(1)	2,031	—
Proceeds from exercises of employee stock options	18	40
Repurchases of common stock	(518)	(900)
Cash dividends	(652)	(650)
Tax withholding payments associated with vested share-based awards	(28)	(44)
Other financing activities	(6)	(5)
Net cash provided by (used in) financing activities	5,254	(1,566)
Effect of exchange rate changes on cash and cash equivalents	(4)	(34)
Net decrease in cash and cash equivalents	(381)	(412)
Cash and cash equivalents, beginning of period	880	941
Cash and cash equivalents, end of period	$499	$529
_______________
(1) See Note H: Debt and Credit Arrangements in the Notes to the Condensed Consolidated Financial Statements.
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

Balance at June 30, 2023	$189	$15,391	$3,111	$(263)	$103	$18,531
Net income (loss)	—	—	383	—	(1)	382
Other comprehensive loss, net of income taxes	—	—	—	(58)	—	(58)
Shares issued under stock incentive plans	—	5	—	—	—	5
Shares issued under defined contribution plans	—	51	—	—	—	51
Share-based compensation expense	—	22	—	—	—	22
Cash dividends ($1.14 per share)	—	—	(216)	—	—	(216)
Other	—	1	—	—	(2)	(1)
Balance at September 29, 2023	$189	$15,470	$3,278	$(321)	$100	$18,716

Balance as of July 1, 2022	$192	$15,814	$3,312	$(232)	$104	$19,190
Net loss	—	—	(300)	—	(1)	(301)
Other comprehensive loss, net of income taxes	—	—	—	(134)	—	(134)
Shares issued under stock incentive plans	—	6	—	—	—	6
Shares issued under defined contribution plans	—	48	—	—	—	48
Share-based compensation expense	—	23	—	—	—	23
Tax withholding payments on share-based awards	—	(6)	—	—	—	(6)
Repurchases and retirement of common stock	(1)	(141)	(29)	—	—	(171)
Cash dividends ($1.12 per share)	—	—	(215)	—	—	(215)
Other	—	—	—	—	(1)	(1)
Balance as of September 30, 2022	$191	$15,744	$2,768	$(366)	$102	$18,439
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY (continued)
(Unaudited)

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

Balance at December 30, 2022	$191	$15,677	$2,943	$(288)	$101	$18,624
Net income	—	—	1,069	—	3	1,072
Other comprehensive loss, net of income taxes	—	—	—	(33)	—	(33)
Shares issued under stock incentive plans	—	18	—	—	—	18
Shares issued under defined contribution plans	1	171	—	—	—	172
Share-based compensation expense	—	67	—	—	—	67
Tax withholding payments on share-based awards	—	(28)	—	—	—	(28)
Repurchases and retirement of common stock	(3)	(433)	(82)	—	—	(518)
Cash dividends ($3.42 per share)	—	—	(652)	—	—	(652)
Other	—	(2)	—	—	(4)	(6)
Balance at September 29, 2023	$189	$15,470	$3,278	$(321)	$100	$18,716

Balance as of December 31, 2021	$194	$16,248	$2,917	$(146)	$106	$19,319
Net income (loss)	—	—	646	—	(2)	644
Other comprehensive loss, net of income taxes	—	—	—	(220)	—	(220)
Shares issued under stock incentive plans	—	40	—	—	—	40
Shares issued under defined contribution plans	1	160	—	—	—	161
Share-based compensation expense	—	92	—	—	—	92
Tax withholding payments on share-based awards	—	(44)	—	—	—	(44)
Repurchases and retirement of common stock	(4)	(752)	(144)	—	—	(900)
Cash dividends ($3.36 per share)	—	—	(650)	—	—	(650)
Other	—	—	(1)	—	(2)	(3)
Balance as of September 30, 2022	$191	$15,744	$2,768	$(366)	$102	$18,439
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A: BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of L3Harris Technologies, Inc. and its consolidated subsidiaries. As used in these notes to Condensed Consolidated Financial Statements (these “Notes”), the terms “L3Harris,” “Company,” “we,” “our” and “us” refer to L3Harris Technologies, Inc. and its consolidated subsidiaries. Intracompany transactions and accounts have been eliminated.
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
In the opinion of management, such interim financial statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, cash flows and equity for the periods presented therein. The balance sheet at December 30, 2022 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022 (our “Fiscal 2022 Form 10-K”).
Business Realignment. Effective for fiscal 2023, which began December 31, 2022, we adjusted our reporting to better align our businesses and transferred our Agile Development Group (“ADG”) business from our Integrated Mission Systems (“IMS”) segment to our Space & Airborne Systems (“SAS”) segment.
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
See Note G: Goodwill and Other Intangible Assets and Note O: Business Segment Information in these Notes for further information.
Acquisition of Aerojet Rocketdyne Holdings, Inc. (“AJRD”) and New Business Segment. On July 28, 2023 we completed the acquisition of AJRD. Upon completion of the acquisition, we established a new reportable segment, Aerojet Rocketdyne (“AR”). The operations of AJRD are reported in the newly established AR segment and in our corporate segment. The AR segment consists of missile solutions with technologies for strategic defense, missile defense, and hypersonic and tactical systems, as well as space propulsion and power systems for national security space and exploration missions.
See Note B: Acquisitions, Divestitures and Asset Sales and Note O: Business Segment Information in these Notes for further information.
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
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accounting Standards Updates
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Accounting Standards Codification (“ASC”) 2014-09, Revenue from Contracts with Customers (Topic 606). The update generally results in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. The new standard is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. We adopted the new standard effective December 31, 2022. On January 3, 2023 and July 28, 2023 we completed the acquisitions of Viasat, Inc.’s Tactical Data Links product line (“TDL”) and AJRD, respectively. We applied the provisions of ASU 2021-08 in our purchase accounting for both acquisitions, and adoption of the new standard did not have a material impact on our operating results, financial position, or cash flows. For more information regarding the TDL and AJRD acquisitions, see Note B: Acquisitions, Divestitures and Asset Sales in these Notes.
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

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the preliminary allocation of the fair value of consideration transferred to assets acquired and liabilities assumed as of the acquisition date and the measurement period adjustments recorded since the acquisition date through September 29, 2023:

	January 3, 2023
(In millions)	Preliminary	Measurement Period Adjustments, Net[1,2]	Preliminary Adjusted

Receivables	$28	$—	$28
Contract assets	18	11	29
Inventories	164	(10)	154
Other current assets	9	—	9
Property, plant and equipment	50	—	50
Operating lease right-of-use assets	12	—	12
Goodwill	1,014	103	1,117
Other intangible assets	850	(95)	755
Deferred income taxes	33	3	36
Other non-current assets	6	(1)	5
Total assets acquired	$2,184	$11	$2,195

Accounts payable	$20	$—	$20
Contract liabilities	28	—	28
Compensation and benefits	2	—	2
Other accrued items	119	1	120
Operating lease liabilities	10	—	10
Other long-term liabilities	31	10	41
Total liabilities assumed	$210	$11	$221

Net assets acquired	$1,974	$—	$1,974
_______________
(1)Fair value adjustments primarily related to refined assumptions in the valuation of customer relationship intangible assets.
(2) Assets acquired include $11 million of Contract assets that were reclassified from Inventories to Contract assets to conform TDL’s accounting policies with those of L3Harris, as required under ASC 805. As such, reclassified amounts will not be recognized as revenue in future periods.
Our preliminary estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date); therefore, these provisional measurements of the assets acquired and liabilities assumed are subject to change.
Intangible Assets. All intangible assets acquired in the TDL acquisition are subject to amortization. The preliminary fair value of identifiable intangible assets acquired as of the acquisition date is as follows:

	Total	Useful Lives
	(In millions)	(In Years)

Developed technology	$349	17
Customer relationships:(1)
Backlog	83	2
Government programs	323	16
Total customer relationships	406
Total identifiable intangible assets acquired	$755
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
Forward Loss Provision. We have recorded a preliminary forward loss provision of $86 million in connection with certain acquired contracts, which was included in the “Other accrued items” line item in our Condensed Consolidated Balance Sheet. The forward loss provisions will be recognized as a reduction to cost of sales as we incur costs to satisfy the associated performance obligations. There will be no net impact on our Condensed Consolidated Statement of Operations. We recognized $15 million and $29 million for amortization of the forward loss provision during the quarter and three quarters ended September 29, 2023, respectively.
Off-market Customer Contracts. We have identified certain contractual obligations with customers with economic returns that are higher or lower than could be realized in market transactions as of the acquisition date and have recorded liabilities for the preliminary acquisition date fair value of the off-market components. The preliminary acquisition date fair value of the off-market components is a net liability of $64 million, consisting of $33 million and $31 million included in the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet, respectively, and excludes any amounts already recognized in forward loss provisions (see discussion in the preceding paragraph). We measured the fair value of these components as the amount by which the terms of the contract with the customer deviates from the terms that a market participant could have achieved at the acquisition date. The off-market components of these contracts will be recognized as an increase to revenue as we incur costs to satisfy the associated performance obligations. We recognized $7 million and $22 million for amortization of off-market contract liabilities during the quarter and three quarters ended September 29, 2023, respectively. Future estimated revenue from the amortization of off-market contract liabilities (based on the estimated pattern of cash flows to be incurred to satisfy associated performance obligations) is $11 million in the remainder of 2023, $22 million in 2024 and immaterial amounts thereafter.
Goodwill. The $1.117 billion of goodwill recognized is attributable to the assembled workforce, in addition to synergies expected to be realized through integration with existing CS segment businesses and growth opportunities in the space domain. The acquired goodwill is tax deductible. See Note G: Goodwill and Other Intangible Assets in these Notes for further information.
Financial Results. The following table includes revenue and income before income taxes of TDL included in our Condensed Consolidated Statement of Operations for the quarter ended September 29, 2023 and for the acquisition date through September 29, 2023 and the comparable periods of calendar year 2022. The comparable period results do not include any integration synergies or accounting conformity adjustments and are not necessarily indicative of our results of operations that actually would have been obtained had the acquisition of TDL been completed for the period presented, or which may be realized in the future.

	Quarter Ended		Three Quarters Ended
(In millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022

Revenue	$97	$105	$261	$290
Income before income taxes	38	30	86	55
Acquisition-Related Costs. Acquisition-related costs have been expensed as incurred. In connection with the TDL acquisition, we recorded transaction and integration costs of $10 million and $64 million for the quarter and three quarters ended September 29, 2023, respectively, which were included in the Engineering, selling and administrative expenses line item in our Condensed Consolidated Statement of Operations.
Acquisition of AJRD
On July 28, 2023 we acquired AJRD, a technology-based engineering and manufacturing company that develops and produces missile solutions with technologies for strategic defense, missile defense, and hypersonic and tactical systems, as well as space propulsion and power systems for national security space and exploration missions. The acquisition provides us access to a new market. We acquired 100 percent of AJRD for a total net purchase price of
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
$4.715 billion. The acquisition was financed through the issuance and sale of $3.25 billion aggregate principal amount of new long-term fixed-rate debt and draw down under the 2023 Credit Agreement. See Note H: Debt and Credit Arrangements in these Notes for further information regarding the financing of the AJRD acquisition.
Net assets and results of operations of AJRD are reflected in our financial results commencing on July 28, 2023, the acquisition date, and are reported in our newly created AR segment and corporate headquarters.
We accounted for the acquisition of AJRD using the acquisition method of accounting, which required us to measure identifiable assets acquired and liabilities assumed in the acquiree at their fair values as of the acquisition date, with the excess of the consideration transferred over those fair values recorded as goodwill. Our preliminary fair value estimates and assumptions are subject to change as we obtain additional information over the measurement period and our measurement of certain assets and contingencies, such as intangible assets, property, plant and equipment, real estate held for development and leasing, loss contracts, environmental matters and related deferred tax impacts remain preliminary for completion of the related valuations.
As of the acquisition date, the fair value of consideration transferred consisted of the following:

(In millions)	July 28, 2023

Cash consideration paid for AJRD outstanding common stock & equity awards	$4,748
AJRD debt settled by L3Harris	257
Cash consideration paid	5,005
Less cash acquired	(290)
Fair value of consideration transferred	$4,715
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes the preliminary allocation of the fair value of consideration transferred to assets acquired and liabilities assumed as of the acquisition date:

(In millions)	July 28, 2023

Receivables	$156
Contract assets	338
Inventories	14
Income taxes receivable	3
Other current assets	114
Property, plant and equipment	574
Operating lease right-of-use assets	51
Goodwill	2,348
Other intangible assets	2,860
Recoverable environmental remediation costs	383
Other non-current assets	175
Total assets acquired	$7,016

Accounts payable	145
Contract liabilities	310
Compensation and benefits	116
Income taxes payable	6
Current portion of long-term debt, net	1
Other accrued items	278
Defined benefit plans	223
Operating lease liabilities	40
Long-term debt, net	41
Deferred income taxes	398
Reserves for environmental remediation costs	417
Other long-term liabilities	326
Total liabilities assumed	$2,301

Fair value of consideration transferred	$4,715
We determined the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgment related to estimates. Due to the timing of the AJRD acquisition, our accounting for the acquisition remains preliminary. Amounts recorded associated with these assets and liabilities are based on preliminary calculations and estimates. Our preliminary estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date). Any potential adjustments made could be material in relation to the preliminary values presented above.
Intangible Assets. All intangible assets acquired in the AJRD acquisition are subject to amortization. The preliminary fair value of identifiable intangible assets acquired as of the acquisition date is as follows:
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Total	Useful Lives
	(In millions)	(In Years)

Trade names	$120	10 - 20
Customer relationships:(1)
Backlog	360	3 - 4
Government programs	2,380	15 - 25
Total customer relationships	2,740
Total identifiable intangible assets acquired	$2,860
_______________
(1)AJRD had backlog and government programs intangible assets that we classified as customer relationships.
The fair value of intangible assets is estimated using the relief from royalty method for the acquired trade names and the multi-period excess earnings method for the acquired customer relationships. Both of these level 3 fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount rates, royalty rates related to the trade names intangible assets, revenue growth attributable to the intangible assets and remaining useful lives.
Reserves for Environmental Remediation Costs and Recoverable Environmental Remediation Costs. See Note P: Legal Proceedings and Contingencies in these Notes for additional information.
Forward Loss Provision. We have recorded a preliminary forward loss provision of $37 million which was included in ”Other accrued items” line item in our Condensed Consolidated Balance Sheet. The forward loss provisions will be recognized as a reduction to cost of sales as we incur costs to satisfy the associated performance obligations. There will be no net impact on our Condensed Consolidated Statement of Operations. We recognized $4 million from amortization of the forward loss provision for the acquisition date through September 29, 2023.
Off-market Customer Contracts. We have identified certain contractual obligations with customers with economic returns that are higher or lower than could be realized in market transactions as of the acquisition date and have recorded liabilities for the preliminary acquisition date fair value of the off-market components. The preliminary acquisition date fair value of the off-market components is a net liability of $53 million, consisting of $26 million and $27 million included in the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet, respectively, and excludes any amounts already recognized in forward loss provisions (see discussion in the preceding paragraph). We measured the fair value of these components as the amount by which the terms of the contract with the customer deviates from the terms that a market participant could have achieved at the acquisition date. The off-market components of these contracts will be recognized as an increase to revenue as we incur costs to satisfy the associated performance obligations. We recognized $4 million from amortization of off-market contract liabilities during the period from the acquisition date through September 29, 2023.
Goodwill. The $2,348 million of goodwill recognized is attributable to AJRD’s market presence as the provider of advanced propulsion and power systems for nearly every major U.S. space and missile program, the assembled workforce and established operating infrastructure. The acquired goodwill is not tax deductible. See Note G: Goodwill and Other Intangible Assets in these Notes for further information.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Financial Results. Revenue and income before income taxes of AJRD included in our Condensed Consolidated Statement of Operations for the acquisition date through September 29, 2023 was $455 million and $56 million, respectively. The following table presents unaudited pro forma financial results of the operations acquired with AJRD. The pro forma results for the three quarters ended September 29, 2023 were prepared as if the acquisition was completed on the first day of our fiscal 2023, December 31, 2022, and include adjustments to remove costs directly attributable to the acquisition, such as transaction-related costs and the impact of purchase price adjustments, and corporate expenses such as pension, interest, and amortization. The pro forma results for the three quarters ended September 30, 2022 were prepared as if the acquisition was completed on the first day of our fiscal 2022, January 1, 2022, and include adjustments to remove corporate expenses such as pension, interest, and amortization. The pro forma results do not include any integration synergies and are not necessarily indicative of our results of operations that actually would have been obtained had the acquisition of AJRD been completed for the period presented, or which may be realized in the future.

	Three Quarters Ended
(In millions)	September 29, 2023	September 30, 2022

Revenue	$1,740	$1,589
Income before income taxes	156	180

Acquisition-Related Costs. Acquisition-related costs have been expensed as incurred. In connection with the AJRD acquisition, we recorded transaction and integration costs of $45 million and $67 million for the quarter and three quarters ended September 29, 2023, respectively, which were included in the “Engineering, selling and administrative expenses” line item in our Condensed Consolidated Statement of Operations.
Divestiture of Visual Information Solutions (“VIS”)
On April 6, 2023, we completed the sale of VIS for a sale price of $70 million and recognized a pre-tax gain of $26 million included in the “Sale of asset group and business divestiture-related gains, net” line item in our Condensed Consolidated Statement of Operations for the quarter and three quarters ended September 29, 2023, respectively. After selling costs and purchase price adjustments, the net cash proceeds for the sale of VIS were $71 million. The operating results of VIS were reported in the SAS segment through the date of divestiture.
The carrying amounts of the assets and liabilities of VIS were classified as held for sale in our Condensed Consolidated Balance Sheet as of December 30, 2022.
Completed Divestiture and Asset Sale for the Three Quarters Ended September 30, 2022
During the three quarters ended September 30, 2022, we completed one business divestiture and one asset sale from our IMS segment for combined net cash proceeds of $23 million and recognized a pre-tax gain of $8 million associated with the asset sale included in the “Sale of asset group and business divestiture-related gains, net” line item in our Condensed Consolidated Statement of Operations for the quarter and three quarters ended September 30, 2022.
Fair Value of Businesses and Goodwill Allocation. For purposes of allocating goodwill to the disposal groups that represent a portion of a reporting unit, we determine the fair value of each disposal group based on the respective negotiated selling price, and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based and income based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note G: Goodwill and Other Intangible Assets and Note L: Fair Value Measurements in these Notes for additional information.
NOTE C: STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
At September 29, 2023, we had stock options or other share-based compensation awards outstanding under several employee stock incentive plans (“L3Harris SIPs”). The compensation cost related to our share-based awards that was charged against income for the quarter and three quarters ended September 29, 2023 was $22 million and $67 million, respectively, and $23 million and $92 million for the quarter and three quarters ended September 30, 2022, respectively.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Awards granted to participants under L3Harris SIPs and the weighted-average grant-date fair value per share during the three quarters ended September 29, 2023 and September 30, 2022 are as follows:

	Three Quarters Ended September 29, 2023		Three Quarters Ended September 30, 2022
(In millions, except per share amounts)	Shares	Weighted-Average Grant-Date Fair Value Per Share	Shares	Weighted-Average Grant-Date Fair Value Per Share

Stock options granted(1)	0.4	$209.88	0.4	$231.71
Restricted stock and restricted stock units granted(2)	0.3	$200.61	0.3	$224.79
Performance share units grants(3)	0.2	$223.09	0.2	$258.83
_______________
(1)Other than certain stock options granted in connection with new hires, our stock options generally ratably vest in equal amounts over a three-year period.
(2)Other than certain restricted stock units granted in connection with new hires, our restricted stock units generally cliff vest after three-years.
(3)Our performance share units are subject to performance criteria and generally vest after the three-year performance period.
There were no significant grants of stock options, restricted stock units or performance share units to participants under the L3Harris SIPs during the quarters ended September 29, 2023 and September 30, 2022.
The aggregate number of shares of our common stock issued under L3Harris SIPs, net of shares withheld for tax purposes, was 0.1 million and 0.5 million for the quarter and three quarters ended September 29, 2023, respectively, and 0.1 million and 0.7 million for the quarter and three quarters ended September 30, 2022, respectively.
See Note 15: Stock Options and Other Share-Based Compensation in our Fiscal 2022 Form 10-K for additional information regarding the L3Harris SIPs.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE D: ACCUMULATED OTHER COMPREHENSIVE LOSS ("AOCL")
The components of AOCL are summarized below:

(In millions)	Foreign currency translation	Net unrealized losses on hedging derivatives	Unrecognized postretirement obligations	Total AOCL

Balance at December 30, 2022	$(237)	$(79)	$28	$(288)
Other comprehensive (loss) income, before reclassifications to earnings and income taxes	(10)	8	—	(2)
Income taxes	—	(2)	—	(2)
Other comprehensive (loss) income before reclassifications to earnings, net of income taxes	(10)	6	—	(4)
Losses (gains) reclassified to earnings, before income taxes	—	3	(41)	(38)
Income taxes	—	(1)	10	9
Losses (gains) reclassified to earnings, net of income taxes(1)	—	2	(31)	(29)
Other comprehensive (loss) income, net of income taxes	(10)	8	(31)	(33)
Balance at September 29, 2023	$(247)	$(71)	$(3)	$(321)

Balance at December 31, 2021	$(118)	$(89)	$61	$(146)
Other comprehensive loss, before reclassifications to earnings and income taxes	(196)	(18)	—	(214)
Income taxes	—	4	—	4
Other comprehensive loss before reclassifications to earnings, net of income taxes	(196)	(14)	—	(210)
Losses (gains) reclassified to earnings, before income taxes	—	7	(18)	(11)
Income taxes	—	(2)	3	1
Losses (gains) reclassified to earnings, net of income taxes(1)	—	5	(15)	(10)
Other comprehensive loss, net of income taxes	(196)	(9)	(15)	(220)
Balance at September 30, 2022	$(314)	$(98)	$46	$(366)
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
Contract assets and contract liabilities are summarized below:

(In millions)	September 29, 2023	December 30, 2022

Contract assets(1)	$3,477	$2,987
Contract liabilities, current(2)	(1,940)	(1,400)
Contract liabilities, non-current(3)	(104)	(117)
Net contract assets	$1,433	$1,470
_______________
(1)Includes approximately $386 million of AR contract assets at September 29, 2023.
(2)Includes approximately $315 million of AR contract liabilities at September 29, 2023.
(3)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet.

The components of contract assets are summarized below:

(In millions)	September 29, 2023	December 30, 2022

Unbilled contract receivables, gross	$7,126	$4,629
Unliquidated progress payments and advances	(3,649)	(1,642)
Contract assets	$3,477	$2,987
Contract assets and liabilities as of September 29, 2023 and December 30, 2022 were impacted primarily by the timing of contractual billing milestones. Revenue recognized related to contract liabilities that were outstanding at the end of the respective prior fiscal year were $223 million and $1.12 billion for the quarter and three quarters ended September 29, 2023, respectively, and $196 million and $967 million for the quarter and three quarters ended September 30, 2022, respectively.
NOTE F: INVENTORIES
Inventories are summarized below:

(In millions)	September 29, 2023	December 30, 2022

Finished products(1)	$302	$181
Work in process	513	396
Materials and supplies	823	714
Inventories(1)	$1,638	$1,291
_______________
(1)Includes approximately $114 million of TDL inventory of which $70 million is included in finished products at September 29, 2023.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE G: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The assignment of goodwill and changes in the carrying amount of goodwill, by business segment, are as follows:

(In millions)	SAS	IMS	CS	AR	Total

Balance at December 30, 2022	$5,778	$7,709	$3,796	$—	$17,283
Reallocation of goodwill in business realignment	327	(327)	—	—	—
Goodwill from TDL acquisition	—	—	1,117	—	1,117
Goodwill from AJRD acquisition	—	—	—	2,348	2,348
Goodwill decrease from divestitures(1)	(9)	—	—	—	(9)
Currency translation adjustments	(5)	2		—	(3)
Balance at September 29, 2023	$6,091	$7,384	$4,913	$2,348	$20,736
_______________
(1)During the three quarters ended September 29, 2023, we assigned an additional $9 million of goodwill to our VIS business and completed the divestiture. We derecognized $39 million of goodwill as part of determining the gain on sale. The assets (including goodwill) of VIS were included in the “Assets of business held for sale” line item in our Condensed Consolidated Balance Sheet at December 30, 2022. See Note B: Acquisitions, Divestitures and Asset Sales in these Notes for further information.
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
Goodwill from TDL Acquisition. In connection with the January 3, 2023 acquisition of TDL, we recorded $1,117 million of goodwill in our Broadband reporting unit within our CS segment. See Note B: Acquisitions, Divestitures and Asset Sales in these Notes for further information.
Goodwill from AJRD Acquisition. In connection with the July 28, 2023 acquisition of AJRD, we recorded $2,348 million of goodwill in our AR segment, which is also the AR reporting unit. See Note B: Acquisitions, Divestitures and Asset Sales in these Notes for further information.
Fiscal 2022 Impairments. During the quarter ended September 30, 2022, we determined that goodwill related to our Broadband, ADG and Electro Optical reporting units was impaired and we recorded non-cash impairment charges of $355 million, $313 million and $134 million, respectively, in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Operations. See Note 9: Goodwill in our Fiscal 2022 Form 10-K for further information on our fiscal 2022 goodwill impairments.
In conjunction with our 2023 business realignment, certain businesses within our ADG reporting unit were aligned with our Electro Optical and SAS reporting units. As such, fiscal 2022 impairment charges related to ADG and Electro Optical of $367 million and $80 million, are included in our Electro Optical and SAS reporting units, respectively, in our comparative financial results for the quarter and three quarters ended September 30, 2022.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible Assets
Identifiable intangible assets, net are summarized below:

	September 29, 2023			December 30, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)

Customer relationships	$9,270	$2,658	$6,612	$6,124	$2,189	$3,935
Developed technologies	915	435	480	566	366	200
Contract backlog	2	1	1	1	1	—
Trade names — divisions	215	61	154	95	53	42
Other	2	2	—	2	2	—
Total finite-lived identifiable intangible assets	10,404	3,157	7,247	6,788	2,611	4,177
In-process research and development	—	—	—	21	—	21
Trade names — corporate	1,803	—	1,803	1,803	—	1,803
Total identifiable intangible assets, net	$12,207	$3,157	$9,050	$8,612	$2,611	$6,001
_______________
(1)During the three quarters ended September 29, 2023, we completed the divestiture of our VIS business. We derecognized $10 million of intangible assets as part of determining the gain on sale that was assigned during fiscal 2022. See Note B: Acquisitions, Divestitures and Asset Sales in these Notes for further information.
Intangible assets acquired are as follows:

	TDL Acquisition			AJRD Acquisition
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$406	$46	$360	$2,740	$37	$2,703
Developed technologies	349	15	334	—	—	—
Trade names — divisions	—	—	—	120	1	119
The most significant identifiable intangible asset that is separately recognized for our business combinations is customer relationships. For further description of our accounting policies related to intangible assets acquired in the TDL and AJRD acquisitions, see Note B: Acquisitions, Divestitures and Asset Sales in these Notes, and for our accounting policies related to all other intangible assets, see Note 10: Intangible Assets, Net in our Fiscal 2022 Form 10-K.
Amortization expense for identifiable finite-lived intangible assets was $208 million and $546 million for the quarter and three quarters ended September 29, 2023, respectively, and was $151 million and $454 million, for the quarter and three quarters ended September 30, 2022, respectively, which primarily related to assets acquired in connection with business combinations.
Future estimated amortization expense for identifiable intangible assets is as follows:

(In millions)

Year 1	$881
Year 2	805
Year 3	724
Year 4	572
Year 5	519
Thereafter	3,746
Total	$7,247
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In-process R&D Impairment. During the three quarters ended September 29, 2023, we closed a facility, which triggered an evaluation of the in-process research and development (“R&D”) related to the operations of the closed facility for impairment. As a result we recorded a $21 million non-cash charge for the impairment of in-process R&D intangible assets, which is included in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Operations.
NOTE H: DEBT AND CREDIT ARRANGEMENTS
Long-Term Debt
Long-term debt, net is summarized below:

(In millions)	September 29, 2023	December 30, 2022

Variable-rate debt:
Floating rate notes, due March 10, 2023 (“Floating 2023 Notes”)	$—	$250
Term loan, due November 21, 2025	2,250	—

Fixed-rate debt:
3.85% notes, due June 15, 2023 (“3.85% 2023 Notes”)	—	800
3.95% notes, due May 28, 2024	350	350
3.832% notes, due April 27, 2025	600	600
7.00% debentures, due January 15, 2026	100	100
3.85% notes, due December 15, 2026	550	550
5.40% notes, due January 15, 2027 (“5.4% 2027 Notes”)	1,250	—
6.35% debentures, due February 1, 2028	26	26
4.40% notes, due June 15, 2028	1,850	1,850
2.90% notes, due December 15, 2029	400	400
1.80% notes, due January 15, 2031	650	650
5.40% notes, due July 31, 2033 (“5.4% 2033 Notes”)	1,500	—
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
5.60% notes, due July 31, 2053 (“5.6% 2053 Notes”)	500	—
Total variable and fixed-rate debt	11,226	6,776
Financing lease obligations and other debt	277	222
Total debt	11,503	6,998
Plus: unamortized bond premium	55	70
Less: unamortized discounts and issuance costs	(55)	(25)
Total debt, net	11,503	7,043
Less: current portion of long-term debt, net	(363)	(818)
Total long-term debt, net	$11,140	$6,225
Long Term Debt Issued
Variable Rate Debt. On November 22, 2022, we established a $2.25 billion, three-year senior unsecured term loan facility by entering into Term Loan 2025 with a syndicate of lenders that matures on November 21, 2025.
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
At September 29, 2023, we had $2.25 billion outstanding under Term Loan 2025. There were no borrowings outstanding under Term Loan 2025 at December 30, 2022.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Borrowings under Term Loan 2025 bear interest at: (i) the sum of the term secured overnight financing rate (“SOFR”) for any tenor comparable to the applicable interest period, plus 0.10%, plus an applicable margin between 1.125% and 1.875% that varies based on ratings of our senior unsecured long-term debt securities (“Senior Debt Ratings”). At September 29, 2023, the interest rate on Term Loan 2025 was 6.7% (6.1% net of the impact of our interest rate cap derivative). See Note 19: Derivative Instruments and Hedging Activities in our Fiscal 2022 Form 10-K for further information on our interest rate cap derivative.
Fixed Rate Debt. On July 31, 2023, we closed the issuance and sale of $3.25 billion aggregate principal amount of new long-term fixed-rate debt consisting of the 5.4% 2027 Notes, the 5.4% 2033 Notes and the 5.6% 2053 Notes (collectively, the “AJRD Notes”). The AJRD Notes were used to fund a portion of the purchase price for the AJRD acquisition, which closed on July 28, 2023, and to pay related fees and expenses.
Interest on the 5.4% 2027 Notes is payable semi-annually in arrears on January 15 and July 15 of each year, commencing on January 15, 2024. Interest on the 5.4% 2033 Notes and 5.6% 2053 Notes is payable semi-annually in arrears on January 31 and July 31 of each year, commencing on January 31, 2024.
We may redeem the 5.4% 2027 Notes, 5.4% 2033 Notes and 5.6% 2053 Notes prior to January 15, 2027, April 30, 2033 and January 31, 2053, respectively, in whole or in part, at our option, at a redemption price equal to the greater of: (i) the sum of the present values of the remaining scheduled payments of the principal and interest thereon discounted to the redemption date on a semi-annual basis at the “Treasury Rate,” as defined in the AJRD Notes, plus 15 basis points for the 5.4% 2027 Notes and 25 basis points for the 5.4% 2033 Notes and 5.6% 2053 Notes, less interest accrued to the date of redemption; (ii) or 100% of the principal amount of the respective notes plus, in either case, accrued interest and unpaid interest thereon to the redemption date. After April 30, 2033 and January 31, 2053, we may redeem the 5.4% 2033 Notes and the 5.6% 2053 Notes, respectively, at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest thereon to the redemption date.
Upon a “Change of Control Repurchase Event,” as defined in the AJRD Notes, we may be required to make an offer to repurchase the AJRD Notes at a price equal to 101% of the aggregate principal amount of the notes being repurchased, plus accrued interest on the notes being repurchased to, but not including, the date of repurchase.
We incurred the $9 million, $13 million, and $6 million of debt issuance costs for the 5.4% 2027 Notes, 5.4% 2033 Notes and 5.6% 2053 Notes, respectively, which are being amortized using the effective interest rate method over the life of each respective note. Such amortization is included as a component of the “Interest expense, net” line item in our Condensed Consolidated Statement of Operations.
There were no issuances of variable and fixed-rate long-term debt during the three quarters ended September 30, 2022.
Long-Term Debt Repayments
On March 14, 2023, we repaid the entire outstanding $250 million aggregate principal amount of our Floating 2023 Notes through a $250 million draw on Term Loan 2025 as described above under “Long-Term Debt Issued.” The Floating 2023 Notes were classified as “Long-term debt, net” in our Condensed Consolidated Balance Sheet as of December 30, 2022.
On June 15, 2023, we repaid the entire outstanding $800 million aggregate principal amount of our 3.85% 2023 Notes through cash on hand and the issuance of commercial paper during the three quarters ended September 29, 2023.
There were no repayments of variable and fixed-rate long-term debt during the three quarters ended September 30, 2022.
2023 Credit Agreement
On March 10, 2023, we established a $2.4 billion, 364-day senior unsecured revolving credit facility by entering into a 364-Day Credit Agreement (“2023 Credit Agreement”) with a syndicate of lenders.
Proceeds of the initial funding of loans under the 2023 Credit Agreement were required to be used to finance a portion of the purchase price for the acquisition of AJRD and for the related fees, taxes, costs and expenses, and subsequent borrowings may be used for working capital purposes.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At our election, borrowings under the 2023 Credit Agreement, which are designated in U.S. Dollars, bear interest at the sum of the term SOFR rate or the Base Rate (as defined in the 2023 Credit Agreement), plus an applicable margin. In addition to interest payable on the principal amount of indebtedness outstanding, beginning June 6, 2023, we are required to pay a quarterly unused commitment fee that varies based on our Senior Debt Ratings.
The 2023 Credit Agreement also contains representations, warranties, covenants and events of default that are substantially similar to the existing Revolving Credit Agreement, dated as of July 29, 2022 (“2022 Credit Agreement”). The 2023 Credit Agreement matures on December 8, 2023, provided that we may extend the maturity of any loans outstanding under the 2023 Credit Agreement by one year, subject to the satisfaction of certain conditions.
On July 28, 2023, we borrowed $2.1 billion under the 2023 Credit Agreement and used the proceeds together with proceeds from the AJRD Notes to fund the AJRD acquisition and to pay related fees and expenses. All borrowings under the 2023 Credit Agreement were repaid using proceeds from commercial paper during the quarter ended September 29, 2023. At September 29, 2023 we had no outstanding borrowings and were in compliance with all covenants under the 2023 Credit Agreement. For additional information regarding the 2023 Credit Agreement, see our Current Report on Form 8-K filed on March 16, 2023.
2022 Credit Agreement
On July 29, 2022, we established a $2.0 billion, five-year senior unsecured revolving credit facility (“2022 Credit Facility”) under the 2022 Credit Agreement, with a syndicate of lenders. At September 29, 2023, we had no outstanding borrowings and were in compliance with all covenants under the 2022 Credit Agreement.
For a description of the 2022 Credit Agreement and related covenants, see Note 12: Credit Arrangements in our Fiscal 2022 Form 10-K.
Commercial Paper Program
On March 14, 2023, we established a new commercial paper program (“CP Program”), which replaced our prior $1.0 billion commercial paper program. Under the CP Program, we may issue unsecured commercial paper notes up to a maximum aggregate amount of $3.9 billion, supported by amounts available under the 2022 Credit Agreement and the 2023 Credit Agreement.
The commercial paper notes are sold at par less a discount representing an interest factor or, if interest bearing, at par, and the maturities vary but may not exceed 397 days from the date of issue. The commercial paper notes will rank at least pari passu with all other unsecured and unsubordinated indebtedness.
At September 29, 2023, we had $2.0 billion in outstanding notes under our CP Program, primarily consisting of amounts used to repay $2.1 billion outstanding under the 2023 Credit Agreement and is included as a component of the “Short-term debt” line item in our Condensed Consolidated Balance Sheet. The outstanding notes have a weighted-average interest rate of 5.50% and mature at various dates, primarily in October 2023.
Proceeds from issuance of commercial paper with maturities greater than 90 days were $701 million during the quarter and three quarters ended September 29, 2023. There were no repayments of commercial paper with maturities greater than 90 days during the quarter and three quarters ended September 29, 2023. During the quarter and three quarters ended September 30, 2022, we had no commercial paper borrowings with original maturities more than 90 days from the date of issuance.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE I: PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement defined benefit plans:

	Quarter Ended September 29, 2023		Three Quarters Ended September 29, 2023
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost	$10	$—	$22	$1
Non-operating
Interest cost	100	3	283	8
Expected return on plan assets	(162)	(5)	(467)	(15)
Amortization of net actuarial gain	(2)	(5)	(7)	(15)
Amortization of prior service (credit) cost	(7)	—	(20)	1
Non-service cost periodic benefit income	(71)	(7)	(211)	(21)
Net periodic benefit income	$(61)	$(7)	$(189)	$(20)

	Quarter Ended September 30, 2022		Three Quarters Ended September 30, 2022
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost	$10	$1	$32	$2
Non-operating
Interest cost	55	1	165	5
Expected return on plan assets	(156)	(5)	(468)	(16)
Amortization of net actuarial loss (gain)	2	(1)	7	(5)
Amortization of prior service (credit) cost	(7)	—	(21)	1
Non-service cost periodic benefit income	(106)	(5)	(317)	(15)
Net periodic benefit income	$(96)	$(4)	$(285)	$(13)
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
NOTE J: EARNINGS PER SHARE
Net income per common share attributable to L3Harris common shareholders (“EPS”) is computed by dividing earnings to L3Harris common shareholders less earnings allocated to participating securities, if applicable, by the weighted-average number of common shares outstanding for the period. Net income per diluted common share attributable to L3Harris common shareholders (“diluted EPS”) incorporates potential dilutive common shares, primarily consisting of employee stock options and restricted and performance share unit awards, into the weighted-average number of common shares outstanding.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The weighted-average number of common shares outstanding used to compute basic and diluted EPS are as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022

Basic weighted-average common shares outstanding	189.3	191.3	189.6	192.2
Impact of dilutive share-based awards	0.8	—	1.0	1.8
Diluted weighted-average common shares outstanding	190.1	191.3	190.6	194.0
The antidilutive impact excluded from diluted EPS for the quarter ended September 29, 2023 was immaterial. Diluted EPS excludes the antidilutive impact of 2.0 million weighted-average share-based awards outstanding for the three quarters ended September 29, 2023 and 1.9 million and 0.3 million weighted-average share-based awards outstanding for the quarter and three quarters ended September 30, 2022, respectively.
NOTE K: INCOME TAXES
Our effective tax rate was 4.5% for the quarter ended September 29, 2023 compared with 6.2% for the quarter ended September 30, 2022. For the quarter ended September 29, 2023, our effective tax rate benefited from the favorable impacts of R&D credits, foreign-derived intangible income (“FDII”) deductions and the resolution of specific audit uncertainties. For the quarter ended September 30, 2022, our effective tax rate benefited from the favorable impact of R&D credits, incremental FDII and the release of a valuation allowance in a foreign jurisdiction resulting from an internal restructuring, partially offset by the unfavorable impact of non-deductible goodwill impairments.
Our effective tax rate was 6.4% for the three quarters ended September 29, 2023 compared with 13.0% for the three quarters ended September 30, 2022. For the three quarters ended September 29, 2023, our effective tax rate benefited from the favorable impacts of R&D credits, FDII deductions and the resolution of specific audit uncertainties. For the three quarters ended September 30, 2022, our effective tax rate was favorably impacted by a reduction in the deferred tax liabilities on the outside basis of certain foreign subsidiaries due to an internal restructuring, the favorable impact of excess tax benefits related to equity-based compensation and the items described above in this Note for the quarter ended September 30, 2022.
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
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at September 29, 2023 and December 30, 2022:

	September 29, 2023		December 30, 2022
(In millions)	Total	Level 1	Total	Level 1

Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$97	$97	$64	$64
Investments measured at NAV:
Corporate-owned life insurance	36		33
Total fair value of deferred compensation plan assets	$133		$97

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$14	$14	$8	$8
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	231		192
Total fair value of deferred compensation plan liabilities	$245		$200
_______________
(1)Represents diversified assets held in “rabbi trusts” associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Condensed Consolidated Balance Sheet, and which are measured at fair value.
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
The following table presents the carrying amounts and estimated fair values of long-term debt that is not carried at fair value in our Condensed Consolidated Balance Sheet:

	September 29, 2023		December 30, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Term Loan 2025(1)	$2,250	$2,250	$—	$—
All other long-term debt, net (including current portion)(2)	9,253	8,667	7,043	6,569
Total debt, net	$11,503	$10,917	$7,043	$6,569
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
Net EAC adjustments had the following impact to earnings for the periods presented:

	Quarter Ended		Three Quarters Ended
(In millions, except per share amounts)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022

Net EAC adjustments, before income taxes(1)	$(10)	$—	$(97)	$58
Net EAC adjustments, net of income taxes	(8)	—	(73)	44
Net EAC adjustments, net of income taxes, per diluted share	(0.04)	—	(0.38)	0.23
_______________
(1)For the three quarters ended September 29, 2023 excludes charges of $48 million related to impairments of customer contracts that are included in the “Revenue from product sales and services” and “Impairment of goodwill and other assets” line items in our Condensed Consolidated Statement of Operations.
Revenue recognized from performance obligations satisfied in prior periods was $28 million and $97 million for the quarter and three quarters ended September 29, 2023, respectively, and $23 million and $113 million for the quarter and three quarters ended September 30, 2022, respectively.
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
At September 29, 2023, our ending backlog was $31.8 billion. We expect to recognize approximately 55% of the revenue associated with this backlog by the end of 2024 and approximately 80% by the end of 2025, with the remainder to be recognized thereafter. At December 30, 2022, our ending backlog was $22.3 billion.
NOTE O: BUSINESS SEGMENT INFORMATION
We structure our operations primarily around the products, systems and services we sell and the markets we serve and report our financial results in the following four reportable segments:
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
•CS: including tactical communications with global communications solutions; broadband communications; tactical data links; integrated vision solutions; and public safety radios, and system applications and equipment; and
•AR: including missile solutions with technologies for strategic defense, missile defense, and hypersonic and tactical systems; and space propulsion and power systems for national security space and exploration missions.
Business Realignment. Effective December 31, 2022, we adjusted our reporting to better align our businesses and transferred our ADG business from our IMS segment to our SAS segment. See Note A: Basis of Presentation and Summary of Significant Accounting Policies in the Notes for further information.
Acquisition of TDL. On January 3, 2023, we completed the acquisition of TDL, which is reported within our CS segment. See Note B: Acquisitions, Divestitures and Asset Sales in these Notes for additional information regarding our acquisition of TDL.
Acquisition of AJRD and New Business Segment. On July 28, 2023, we completed the acquisition of AJRD. Upon completion of the acquisition, we established a new reportable segment, AR. See Note B: Acquisitions, Divestitures and Asset Sales in these Notes for additional information regarding our acquisition of AJRD.
Business Segment Financial Information
Segment revenue, segment operating income (loss) and a reconciliation of segment operating income (loss) to total income (loss) before income taxes are as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022

Revenue from Product Sales and Services
SAS	$1,686	$1,593	$5,056	$4,682
IMS	1,568	1,630	5,003	4,897
CS	1,255	1,068	3,707	3,024
AR	455	**	455	**
Corporate eliminations	(49)	(45)	(142)	(119)
Total revenue from product sales and services	$4,915	$4,246	$14,079	$12,484

Income (loss) before Income Taxes
Segment operating income (loss):
SAS(1)	$210	$92	$565	$472
IMS(1)	187	(143)	534	315
CS	282	(97)	873	370
AR	56	**	56	**
Total segment operating income (loss)	735	(148)	2,028	1,157

Unallocated Items:
Unallocated corporate department (expense) income, net(2)	14	18	(27)	33
Amortization of acquisition-related intangibles(3)	(208)	(151)	(546)	(454)
Additional cost of sales related to the fair value step-up in inventory sold	—	—	(30)	—
Merger, acquisition, and divestiture related expenses	(56)	(31)	(144)	(117)
Sale of asset group and business divestiture-related gains, net	—	—	26	8
Impairment of goodwill and other assets(4)	—	—	(39)	—
LHX NeXt(5)	(33)	—	(68)	—
Charges for severance and other termination costs	—	(29)	—	(29)
Charge related to an additional pre-merger legal contingency	—	(31)	—	(31)
FAS/CAS operating adjustment(6)	27	22	72	65
Total unallocated items	(256)	(202)	(756)	(525)
Non-operating income, net	80	99	245	313
Interest expense, net	(159)	(70)	(372)	(205)
Income (loss) before income taxes	$400	$(321)	$1,145	$740
_______________
**    AR is a new reportable segment established during the quarter ended September 29, 2023, which consists of operations of AJRD. As such, there is no comparable prior year information.
(1)For the three quarters ended September 29, 2023, includes non-cash charges for impairment of other assets of $27 million and $12 million for SAS and IMS, respectively, related to restructuring of a customer contract impacting both segments and facility closures in IMS.
(2)Includes certain corporate-level expenses that are not included in management’s evaluation of any segment’s operating performance.
(3)Includes amortization of identifiable intangible assets acquired in connection with business combinations. Because our acquisitions benefited the entire Company, the amortization of identifiable intangible assets acquired was not allocated to any segment.
(4)For the three quarters ended September 29, 2023, includes a $21 million non-cash charge for impairment of intangible assets related to the closure of a facility and an $18 million charge related to an impairment of a customer contract. See Note G: Goodwill and Other Intangible Assets in these Notes for additional information regarding impairment of intangible assets.
(5)Costs associated with transforming multiple functions, systems and processes to increase agility and competitiveness, including third-party consulting, workforce optimization and incremental information technology (“IT”) expenses for implementation of new systems.
(6)Represents the difference between the service cost component of Financial Accounting Standards (“FAS”) pension and other postretirement benefits (“OPEB”) cost and total U.S. Government Cost Accounting Standards (“CAS”) pension and OPEB cost and replaces the “Pension adjustment” line item previously presented, which included the non-service components of FAS pension and OPEB income. See FAS/CAS operating adjustment table below.
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
The table below is a reconciliation of the FAS/CAS operating adjustment:

	Quarter Ended		Three Quarters Ended
(In millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022

FAS pension service cost	$(10)	$(11)	$(23)	$(34)
Less: CAS pension cost	(37)	(33)	(95)	(99)
FAS/CAS operating adjustment	27	22	72	65
Non-service FAS pension income	78	111	232	332
FAS/CAS pension adjustment, net	$105	$133	$304	$397
Disaggregation of Revenue
We disaggregate revenue for all four business segments by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Quarter Ended
	September 29, 2023				September 30, 2022
(In millions)	SAS	IMS	CS	AR	SAS	IMS	CS	AR

Revenue By Customer Relationship
Prime contractor	$1,082	$962	$866	$113	$1,013	$1,089	$690	**
Subcontractor	592	585	374	342	565	525	364	**
Intersegment	12	21	15	—	15	16	14	**
Total revenue	$1,686	$1,568	$1,255	$455	$1,593	$1,630	$1,068	**

Revenue By Contract Type
Fixed-price(1)	$1,040	$1,164	$1,047	$272	$939	$1,246	$899	**
Cost-reimbursable	634	383	193	183	639	368	155	**
Intersegment	12	21	15	—	15	16	14	**
Total revenue	$1,686	$1,568	$1,255	$455	$1,593	$1,630	$1,068	**

Revenue By Geographical Region
United States	$1,478	$1,141	$874	$443	$1,414	$1,213	$706	**
International	196	406	366	12	164	401	348	**
Intersegment	12	21	15	—	15	16	14	**
Total revenue	$1,686	$1,568	$1,255	$455	$1,593	$1,630	$1,068	**

	Three Quarters Ended
	September 29, 2023				September 30, 2022
(In millions)	SAS	IMS	CS	AR	SAS	IMS	CS	AR

Revenue By Customer Relationship
Prime contractor	$3,176	$3,243	$2,471	$113	$2,977	$3,210	$2,037	**
Subcontractor	1,845	1,694	1,196	342	1,669	1,636	954	**
Intersegment	35	66	40	—	36	51	33	**
Total revenue	$5,056	$5,003	$3,707	$455	$4,682	$4,897	$3,024	**

Revenue By Contract Type
Fixed-price(1)	$3,161	$3,767	$3,127	$272	$2,737	$3,716	$2,530	**
Cost-reimbursable	1,860	1,170	540	183	1,909	1,130	461	**
Intersegment	35	66	40	—	36	51	33	**
Total revenue	$5,056	$5,003	$3,707	$455	$4,682	$4,897	$3,024	**

Revenue By Geographical Region
United States	$4,407	$3,679	$2,499	$443	$4,136	$3,549	$1,962	**
International	614	1,258	1,168	12	510	1,297	1,029	**
Intersegment	35	66	40	—	36	51	33	**
Total revenue	$5,056	$5,003	$3,707	$455	$4,682	$4,897	$3,024	**
_______________
**    AR is a new reportable segment established during the quarter ended September 29, 2023, which consists of operations of AJRD. As such, there is no comparable prior year information.
(1)Includes revenue derived from time-and-materials contracts.
Assets by Business Segment
Total assets by business segment are as follows:

(In millions)	September 29, 2023	December 30, 2022

Total Assets
SAS	$9,099	$8,838
IMS	10,869	10,925
CS	7,184	5,800
AR	4,078	**
Corporate(1)	11,063	7,961
Total Assets	$42,293	$33,524
_______________
**    AR is a new reportable segment established during the quarter ended September 29, 2023, which consists of operations of AJRD. As such, there is no comparable prior year information.
(1)Identifiable intangible assets acquired in connection with business combinations were recorded as corporate assets because they benefited the entire Company. Identifiable intangible asset balances recorded as corporate assets were $9.1 billion and $6.0 billion at September 29, 2023 and December 30, 2022, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, real estate held for development and leasing, as well as any assets of businesses held for sale.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE P: LEGAL PROCEEDINGS AND CONTINGENCIES
In the ordinary course of business, we are routinely defendants in, parties to or otherwise subject to many pending and threatened legal actions, claims, disputes, arbitration and other legal proceedings incident to our business, arising from or related matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employment disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; and environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitration awards. We accrue contingencies based on a range of possible outcomes. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At September 29, 2023, our accrual for the potential resolution of lawsuits, claims, or proceedings that we consider probable of being decided unfavorably to us was not material. Although it is not feasible to predict the outcome of these matters with certainty, it is reasonably possible that some lawsuits, claims or proceedings may be disposed of or decided unfavorably to us and in excess of the amounts currently accrued. Based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at September 29, 2023 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired, including AJRD, are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites, including sites owned by us and third party sites. These sites are in various stages of investigation and/or remediation, and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that several sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”), the Resource Conservation Recovery Act and/or equivalent state and international laws, and in some instances, our liability and proportionate share of costs that may be shared among other PRPs have not been determined largely due to uncertainties as to the nature and extent of site conditions and our involvement.
In conjunction with the acquisition of AJRD in the quarter ended September 29, 2023 we recognized $469 million of reserves for environmental remediation costs related to approximately 40 environmental matters associated with AJRD’s current and former facilities. The current and non-current portion of the reserves are included as a component of the “Other accrued items” and “Reserves for environmental remediation costs” line items, respectively, in our Condensed Consolidated Balance Sheet. Some of these environmental costs are eligible for future recovery in the pricing of our products and services to the U.S. government and under existing third party agreements. We consider the recovery probable based on U.S. government contracting regulations and existing third party agreements. We recognized $433 million for the recoverable portion of these reserves. The current and non-current portion of the recoverable costs are included as a component of the “Other current assets” and “Recoverable environmental remediation costs” line items, respectively, in in our Condensed Consolidated Balance Sheet. Our preliminary estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date); therefore, these provisional measurements of the assets acquired and liabilities assumed are subject to change.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The largest acquired environmental matter is the Sacramento, California site. AJRD is subject to a Partial Consent Decree (“PCD”) related to this site which requires us, among other things, to conduct a Remedial Investigation and Feasibility Study to determine the nature and extent of impacts due to the release of chemicals from the Sacramento, California site, monitor the American River and offsite public water supply wells, operate Groundwater Extraction and Treatment facilities that collect groundwater at the site perimeter, and pay certain government oversight costs. The PCD required a guarantee up to $75 million (in addition to a prior $20 million guarantee) to assure that the Sacramento remediation activities are fully funded. Obligations under the $75 million aggregate guarantee are limited to $10 million in any year. Both the $75 million aggregate guarantee and the $10 million annual limitation are subject to adjustment annually for inflation. As of September 29, 2023, the estimated range of anticipated costs for the Sacramento, California site related to the PCD and other federal and state orders was $239 million to $372 million and the accrued amount was $239 million included as a component of the “Other accrued items” and “Reserves for environmental remediation costs” line item in in our Condensed Consolidated Balance Sheet.
_____________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of L3Harris Technologies, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. and subsidiaries (the Company) as of September 29, 2023, the related condensed consolidated statements of operations, comprehensive income and equity for the quarter and three quarters ended September 29, 2023 and September 30, 2022, the condensed consolidated statements of cash flows for the three quarters ended September 29, 2023 and September 30, 2022 and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 30, 2022, the related consolidated statements of operations, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated February 24, 2023, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 30, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
October 27, 2023
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
OVERVIEW
We are the Trusted Disruptor for the global aerospace and defense industry. With customers’ mission-critical needs in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea, missiles and munitions and cyber domains. We support government and commercial customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products and services have defense and civil government applications, as well as commercial applications. We generally sell directly to our customers, and we utilize agents and intermediaries to sell and market some products and services, especially in international markets.
U.S. and International Budget Environment
Our largest customers are various departments and agencies of the U.S. Government — the percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 75% for the three quarters ended September 29, 2023.
On December 29, 2022, the President signed the National Defense Authorization Act, providing $858 billion of national defense funding for the 2023 U.S. Government fiscal year (“GFY”), of which $816 billion was allotted to the DoD. On March 13, 2023, the DoD released details around the President’s GFY 2024 $886 billion national defense budget request (“2024 PBR”). The PBR includes $842 billion for the DoD, a proposed increase of approximately 3% over the enacted GFY 2023 DoD budget. Many of our offerings funded in the enacted GFY 2023 DoD budget are also supported by the 2024 PBR, including responsive satellites, ISR aircraft, tactical communications and maritime solutions.
On June 3, 2023, the President signed the Fiscal Responsibility Act of 2023 (“FRA”), which suspended the federal debt limit through January 1, 2025 and established new discretionary funding limits for defense and non-defense accounts. The FRA capped GFY 2024 national defense funding at $886 billion, including $842 billion for the DoD specifically, and non-defense funding at $704 billion.
On September 30, 2023, the President signed a short-term Continuing Resolution (“CR”), funding the government for 48 days through November 17, 2023. Congress has until November 17th to enact a full-year GFY 2024 appropriations bill or another CR to fund the government. While operating under a CR, government agencies are allocated a portion of GFY 2023 enacted funds, and DoD is prohibited from starting new programs.
The overall defense spending environment, both in the U.S. and internationally, reflects the continued impacts of the conflicts in Ukraine and geopolitical tensions across Asia and the Middle East, and changes to U.S. Government or international spending priorities have and could in the future impact our business.
See our U.S. Government funding risks and the discussion of our international business risks within Part I: Item 1A. Risk Factors in our Fiscal 2022 Form 10-K.
Economic Environment
The macroeconomic environment continues to present challenges, which have impacted our actual results and may continue to impact our future results. Rising inflation in the U.S. has led to higher input costs. The ongoing uncertainty related to the impacts of inflation, as well as increased interest rates, raise the cost of borrowing for the Federal government.
_____________________________________________________________________

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
KEY DEVELOPMENTS
Business Realignment. Effective for fiscal 2023, we adjusted our reporting to better align our businesses and transferred our ADG business (representing $76 million and $233 million of revenue for the quarter and three quarters ended September 29, 2023, respectively, and $93 million and $240 million of revenue for the quarter and three quarters ended September 30, 2022, respectively) from our IMS segment to our SAS segment. See Note A: Basis of Presentation and Summary of Significant Accounting Policies in the Notes for further information.
Acquisition of TDL. On January 3, 2023, we completed the TDL acquisition, which is reported within our CS segment. See Note B: Acquisitions, Divestitures and Asset Sales in the Notes for further information regarding the TDL acquisition.
Acquisition of AJRD and New Business Segment. On July 28, 2023 we completed the acquisition of AJRD. Upon completion of the acquisition, we established a new reportable segment, AR. The operations of AJRD are reported in the newly established AR segment and in our corporate segment. The AR segment consists of missile solutions with technologies for strategic defense, missile defense, and hypersonic and tactical systems, as well as space propulsion and power systems for national security space and exploration missions.
_____________________________________________________________________

RESULTS OF OPERATIONS
Consolidated Results of Operations

	Quarter Ended		Three Quarters Ended
(Dollars in millions, except per share amounts)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022

Revenue from product sales and services:
SAS	$1,686	$1,593	$5,056	$4,682
IMS	1,568	1,630	5,003	4,897
CS	1,255	1,068	3,707	3,024
AR	455	**	455	**
Corporate eliminations	(49)	(45)	(142)	(119)
Revenue from product sales and services	4,915	4,246	14,079	12,484
Cost of product sales and services	(3,608)	(3,052)	(10,371)	(8,819)
% of total revenue	73%	72%	74%	71%
Gross margin	1,307	1,194	3,708	3,665
% of total revenue	27%	28%	26%	29%
Engineering, selling and administrative expenses	(828)	(742)	(2,384)	(2,239)
% of total revenue	17%	17%	17%	18%
Sale of asset group and business divestiture-related gains, net	—	—	26	8
Impairment of goodwill and other assets	—	(802)	(78)	(802)
Non-operating income, net	80	99	245	313
Interest expense, net	(159)	(70)	(372)	(205)
Income (loss) before income taxes	400	(321)	1,145	740
Income taxes	(18)	20	(73)	(96)
Effective tax rate	4.5%	6.2%	6.4%	13.0%
Net income (loss)	382	(301)	1,072	644
Noncontrolling interests, net of income taxes	1	1	(3)	2
Net income (loss) attributable to L3Harris Technologies, Inc.	$383	$(300)	$1,069	$646
% of total revenue	8%	7%	8%	5%
Diluted EPS	$2.02	$(1.56)	$5.61	$3.33
_______________
**     AR is a new reportable segment established during the quarter ended September 29, 2023, which consists of operations of AJRD. As such, there is no comparable prior year information.

Revenue and Gross Margin
One Quarter Comparison. Revenue increased 16% for the quarter ended September 29, 2023 compared with the quarter ended September 30, 2022 from the inclusion of revenue from the acquisition of AJRD, which is reported in our AR segment and higher revenue in our CS and SAS segments of $187 million and $93 million, respectively, partially offset by decrease in revenue in our IMS segment of $62 million.
Gross margin increased while gross margin as a percentage of revenue decreased for the quarter ended September 29, 2023 compared with the quarter ended September 30, 2022, largely due to the increases in revenue noted above, partially offset by net change in EAC adjustments and higher mix of lower-margin revenue.
Three Quarters Comparison. Revenue increased 13% for the three quarters ended September 29, 2023 compared with the three quarters ended September 30, 2022 from the inclusion of revenue from the acquisition of AJRD, which is reported in our AR segment and higher revenue across our CS, SAS and IMS segments of $683 million, $374 million and $106 million, respectively.
_____________________________________________________________________

Gross margin increased while gross margin as a percentage of revenue decreased for the three quarters ended September 29, 2023 compared with the three quarters ended September 30, 2022, largely due to the increases in revenue noted above, partially offset by net change in EAC adjustments and higher mix of lower-margin revenue.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Engineering, Selling and Administrative Expenses
Engineering, selling and administrative expenses (“ESA”) expenses were as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022

Amortization of acquisition-related intangibles	$(185)	$(133)	$(477)	$(400)
Company-sponsored R&D costs(1)	(125)	(151)	(356)	(452)
Merger, acquisition, and divestiture related expenses	(56)	(31)	(144)	(117)
LHX NeXt(2)	(33)	—	(68)	—
Charges for severance and other termination costs	—	(29)	—	(29)
Charge related to an additional pre-merger legal contingency	—	(31)	—	(31)
Other ESA expenses(3)	(429)	(367)	(1,339)	(1,210)
Total ESA expenses	$(828)	$(742)	$(2,384)	$(2,239)
(1)For the quarter and three quarters ended September 29, 2023, includes approximately $9 million of Company-sponsored R&D costs associated with our new AR segment.
(2)Costs associated with transforming multiple functions, systems and processes to increase agility and competitiveness, including third-party consulting, workforce optimization and incremental IT expenses for implementation of new systems.
(3)Other ESA expenses primarily includes unallocated corporate expense, and segment ESA expense. For the quarter and three quarters ended September 29, 2023, Other ESA includes approximately $25 million of expenses in our new AR segment and Other ESA expenses in our SAS, IMS and CS segments either decreased or remained consistent as a percentage of the respective segment’s revenue compared to the quarter and three quarters ended September 30, 2022.
Sale of Asset Group and Business Divestiture-Related Gains, net
One Quarter Comparison. There were no sales of asset groups or business divestiture-related gains or losses for the quarter ended September 29, 2023 or the quarter ended September 30, 2022.
Three Quarters Comparison. For the three quarters ended September 29, 2023, the pre-tax gain associated with the divestiture of VIS was $26 million. For the three quarters ended September 30, 2022, we completed one business divestiture and one asset sale from our IMS segment for a pre-tax gain of $8 million.
See Note B: Acquisitions, Divestitures and Asset Sales in the Notes for further information.
Impairment of Goodwill and Other Assets
One Quarter Comparison. There were no impairments of goodwill and other assets for the quarter ended September 29, 2023. For the quarter ended September 30, 2022 goodwill and other assets includes non-cash impairment charges for goodwill of $355 million, $313 million and $134 million associated with our Broadband, ADG and Electro Optical reporting units, respectively.
In conjunction with our 2023 business realignment, certain businesses within our ADG reporting unit were aligned with our Electro Optical and SAS reporting units. As such, fiscal 2022 impairment charges related to ADG and Electro Optical of $367 million and $80 million, are included in our Electro Optical and SAS reporting units, respectively, in our comparative financial results for the quarter and three quarters ended September 30, 2022.
_____________________________________________________________________

Three Quarters Comparison. For the three quarters ended September 29, 2023 impairment of goodwill and other assets consisted of the following non-cash charges for impairment of other assets:

Three Quarters Ended
(In millions)	September 29, 2023

Other Assets
Impairment of customer contracts:
SAS	$27
IMS	3
Unallocated corporate expense	18
48
Facility closures:
IMS	9
Unallocated corporate expense	21
Impairment of other assets	$78
For the three quarters ended September 30, 2022 goodwill and other assets includes non-cash impairment charges for goodwill of $355 million, $313 million and $134 million associated with our Broadband, ADG and Electro Optical reporting units, respectively. As noted above in one quarter comparison discussion, in conjunction with our 2023 business realignment, certain businesses within our ADG reporting unit were aligned with our Electro Optical and SAS reporting units and associated impairment charges have been adjusted accordingly within our comparative financial results for the quarter and three quarters ended September 30, 2022.
Non-Operating Income, Net
Non-operating income, net was as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022

Non-service FAS pension income(1)	$78	$111	$232	$332
Other, net(2)	2	(12)	13	(19)
Non-operating income, net	$80	$99	$245	$313
_______________
(1)Includes interest cost, expected return on plan assets, amortization of net actuarial gains under our pension and postretirement benefit plans. See Note I: Pension and Other Postretirement Benefit Plans in the Notes for more information on the composition of non-service cost components of FAS pension and OPEB income and expense.
(2)Other, net primarily includes changes in the market value of our rabbi trust assets, gains and losses on our equity investments in nonconsolidated affiliates and royalty income.
Interest Expense, Net
One Quarter Comparison. Interest expense, net increased for the quarter ended September 29, 2023 compared with the quarter ended September 30, 2022 primarily due to interest expense of approximately $35 million on the $2.25 billion outstanding under our variable rate Term Loan 2025 , a $28 million increase in interest expense on outstanding notes under the CP Program and interest expense on the AJRD Notes during the quarter ended September 29, 2023.
Three Quarters Comparison. Interest expense, net increased for the three quarters ended September 29, 2023 compared with the three quarters ended September 30, 2022 primarily due interest expense of approximately $100 million on the $2.25 billion outstanding under our variable rate Term Loan 2025 and a $38 million increase in interest expense on outstanding notes under the CP Program during the three quarters ended September 29, 2023.
See Note H: Debt and Credit Arrangements in the Notes for further information.
_____________________________________________________________________

Income Taxes
One Quarter Comparison. Our effective tax rate was 4.5% for the quarter ended September 29, 2023 compared with 6.2% for the quarter ended September 30, 2022. For the quarter ended September 29, 2023, our effective tax rate benefited from the favorable impacts of R&D credits, FDII deductions and the resolution of specific audit uncertainties. For the quarter ended September 30, 2022, our effective tax rate benefited from the favorable impact of R&D credits, incremental FDII and the release of a valuation allowance in a foreign jurisdiction resulting from an internal restructuring, partially offset by the unfavorable impact of non-deductible goodwill impairments.
Three Quarters Comparison. Our effective tax rate was 6.4% for the three quarters ended September 29, 2023 compared with 13.0% for the three quarters ended September 30, 2022. For the three quarters ended September 29, 2023, our effective tax rate benefited from the favorable impacts of R&D credits, FDII deductions and the resolution of specific audit uncertainties. For the three quarters ended September 30, 2022, our effective tax rate was favorably impacted by a reduction in the deferred tax liabilities on the outside basis of certain foreign subsidiaries due to an internal restructuring, the favorable impact of excess tax benefits related to equity-based compensation and the items described above in the one quarter comparison for income taxes.
Net Income
One Quarter Comparison and Three Quarters Comparison. The increase in net income for the quarter and three quarters ended September 29, 2023 compared with the quarter and three quarters ended September 30, 2022 was due to the combined effects of reasons noted in the sections above.
Diluted EPS
Diluted EPS for the quarter and three quarters ended September 29, 2023 increased compared with the quarter and three quarters ended September 30, 2022 due to higher net income and fewer diluted weighted average common shares outstanding, primarily reflecting the repurchases of our common stock under our share repurchase program during the three quarters ended September 29, 2023 and fiscal 2022 share repurchases subsequent to September 30, 2022.
See the “Common Stock Repurchases” discussion below in this MD&A for further information.
Discussion of Business Segment Results of Operations
SAS Segment

	Quarter Ended			Three Quarters Ended
	September 29, 2023	September 30, 2022	% Inc/(Dec)	September 29, 2023	September 30, 2022	% Inc/(Dec)
Revenue	$1,686	$1,593	6%	$5,056	$4,682	8%
Operating income	210	92	128%	565	472	20%
Operating income as a percentage of revenue (“operating margin”)	12%	6%		11%	10%
_______________
*Not meaningful
One Quarter Comparison. The increase in SAS segment revenue for the quarter ended September 29, 2023 compared with the quarter ended September 30, 2022 was primarily due to higher revenue of $105 million from program growth in Mission Networks and our Space and Intelligence businesses, inclusive of an $18 million non-recurring license sale in Space Systems, partially offset by a decline in legacy airborne platform volume.
The increase in SAS segment operating income for the quarter ended September 29, 2023 compared with the quarter ended September 30, 2022 was primarily due to an $80 million non-cash charge for impairment of goodwill recorded in our legacy ADG reporting unit during the quarter ended September 30, 2022, in addition to lower R&D and ESA expenses, and favorable mix in Space Systems primarily due to a non-recurring license sale during the quarter ended September 29, 2023.
_____________________________________________________________________

Three Quarters Comparison. The increase in SAS segment revenue for the three quarters ended September 29, 2023 compared with the three quarters ended September 30, 2022 was primarily due to higher revenue of $367 million from program growth in Mission Networks and our Space and Intelligence businesses, inclusive of an $18 million non-recurring license sale in Space Systems and $68 million in Mission Avionics from an increase in production revenues. Such increases were partially offset by a decline in legacy airborne platform volume.
The increase in SAS segment operating income for the three quarters ended September 29, 2023 compared with the three quarters ended September 30, 2022 was primarily due to an $80 million non-cash charge for impairment of goodwill recorded in our legacy ADG reporting unit during the three quarters ended September 30, 2022, in addition to lower R&D and ESA expenses and favorable mix in Space Systems due to a non-recurring license sale, partially offset by a $27 million non-cash impairment of other assets related to restructuring of a customer contract during the three quarters ended September 29, 2023 and program execution.
IMS Segment

	Quarter Ended			Three Quarters Ended
(Dollars in millions)	September 29, 2023	September 30, 2022	% Inc/(Dec)	September 29, 2023	September 30, 2022	% Inc/(Dec)

Revenue	$1,568	$1,630	(4)%	$5,003	$4,897	2%
Operating income (loss)	187	(143)	*	534	315	70%
Operating margin	12%	(9)%		11%	6%
_______________
*Not meaningful
One Quarter Comparison. The decrease in IMS segment revenue for the quarter ended September 29, 2023 compared with the quarter ended September 30, 2022 was primarily due to lower revenues of $102 million in ISR from timing of aircraft missionization revenue, partially offset by higher revenues of $24 million in Electro Optical from product volumes and $22 million in Maritime from classified program revenue.
The increase in IMS segment operating income for the quarter ended September 29, 2023 compared with the quarter ended September 30, 2022 was primarily due to a $367 million non-cash charge for impairment of goodwill recorded in Electro Optical and the sale of end-of-life inventory in Commercial Aviation Systems during the quarter ended September 30, 2022, partially offset by a net change in EAC adjustments, principally in ISR and Maritime.
Three Quarters Comparison. The increase in IMS segment revenue for the three quarters ended September 29, 2023 compared with the three quarters ended September 30, 2022 was primarily due to revenues of $86 million in Electro Optical from higher volume in space and sensors, $44 million in Commercial Aviation Solutions from volume and $38 million in Maritime largely from volume in power and energy solutions and classified programs. Such increases were partially offset by lower revenue of $25 million in ISR from unfavorable program execution partially offset by growth in domestic aircraft missionization.
The increase in IMS segment operating income for the three quarters ended September 29, 2023 compared with the three quarters ended September 30, 2022 was primarily due to a $367 million non-cash charge for impairment of goodwill recorded in Electro Optical and the sale of end-of-life inventory in Commercial Aviation Systems during the three quarters ended September 30, 2022, partially offset by a net change in EAC adjustments, principally in ISR and Maritime, and a $12 million non-cash impairment of other assets related to facility closures and restructuring of a customer contract during the three quarters ended September 29, 2023.
_____________________________________________________________________

CS Segment

	Quarter Ended			Three Quarters Ended
(Dollars in millions)	September 29, 2023	September 30, 2022	% Inc/(Dec)	September 29, 2023	September 30, 2022	% Inc/(Dec)

Revenue	$1,255	$1,068	18%	$3,707	$3,024	23%
Operating income (loss)	282	(97)	*	873	370	*
Operating margin	22%	(9)%		24%	12%
_______________
*Not meaningful
One Quarter Comparison. The increase in CS segment revenue for the quarter ended September 29, 2023 compared with the quarter ended September 30, 2022 was primarily due to higher revenue of $121 million in Broadband Communications driven by the acquisition of TDL and higher volume and $50 million in Tactical Communications from increased demand and improved electronic component availability.
The increase in CS segment operating income for the quarter ended September 29, 2023 compared with the quarter ended September 30, 2022 was primarily due to a $355 million non-cash charge for impairment of goodwill recorded in our Broadband reporting unit during the quarter ended September 30, 2022, in addition to higher volume, including from the TDL acquisition, during the quarter ended September 29, 2023, partially offset by unfavorable product mix.
Three Quarters Comparison. The increase in CS segment revenue for the three quarters ended September 29, 2023 compared with the three quarters ended September 30, 2022 was primarily due to higher revenue of $342 million in Broadband Communications from the acquisition of TDL and higher volume on legacy platforms and $311 million in Tactical Communications and $72 million in Public Safety, both from increased demand and improved electronic component availability.
The increase in CS segment operating income for the three quarters ended September 29, 2023 compared with the three quarters ended September 30, 2022 was primarily due to a $355 million non-cash charge for impairment of goodwill recorded in our Broadband reporting unit during the three quarters ended September 30, 2022 in addition to higher volume, including from the TDL acquisition, and favorable mix in Tactical Communications during the three quarters ended September 29, 2023.
AR Segment

	Quarter Ended	Three Quarters Ended
(Dollars in millions)	September 29, 2023	September 29, 2023

Revenue	$455	$455
Operating income	56	56
Operating margin	12%	12%
Results driven by the strategic acquisition of AJRD from the July 28, 2023 acquisition date through September 29, 2023.
_____________________________________________________________________

Unallocated Corporate Expenses

	Quarter Ended		Three Quarters Ended
(Dollars in millions)	September 29, 2023	September 30, 2022	September 29, 2023	September 30, 2022

Unallocated corporate department (expense) income, net(1)	$14	$18	$(27)	$33
Amortization of acquisition-related intangibles(2)	(208)	(151)	(546)	(454)
Additional cost of sales related to the fair value step-up in inventory sold	—	—	(30)	—
Merger, acquisition, and divestiture related expenses	(56)	(31)	(144)	(117)
Sale of asset group and business divestiture-related gains, net	—	—	26	8
Impairment of goodwill and other assets(3)	—	—	(39)	—
LHX NeXt(4)	(33)	—	(68)	—
Charges for severance and other termination costs	—	(29)	—	(29)
Charge related to an additional pre-merger legal contingency	—	(31)	—	(31)
FAS/CAS operating adjustment(5)	27	22	72	65
Total unallocated items	$(256)	$(202)	$(756)	$(525)
_______________
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
(3)    For the three quarters ended September 29, 2023, includes a $21 million non-cash charge for impairment of intangible assets related to the closure of a facility and an $18 million charge related to an impairment of a customer contract. See Note G: Goodwill and Other Intangible Assets in these Notes for additional information regarding impairment of intangible assets.
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
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Three Quarters Ended
(In millions)	September 29, 2023	September 30, 2022

Cash and cash equivalents, beginning of period	$880	$941
Operating Activities:
Net income	1,072	644
Non-cash adjustments	621	993
Changes in working capital	(94)	(382)
Other, net	(292)	121
Net cash provided by operating activities	1,307	1,376
Net cash used in investing activities	(6,938)	(188)
Net cash provided by (used in) financing activities	5,254	(1,566)
Effect of exchange rate changes on cash and cash equivalents	(4)	(34)
Net decrease in cash and cash equivalents	(381)	(412)
Cash and cash equivalents, end of period	$499	$529
Net cash provided by operating activities
The $69 million decrease in net cash provided by operating activities in the three quarters ended September 29, 2023 compared with the three quarters ended September 30, 2022 was primarily due to increases in payments of income taxes, payroll related taxes and interest for Term Loan 2025, the CP Program and AJRD Notes, partially
_____________________________________________________________________

offset by less cash used to fund net working capital (i.e., receivables, contract assets, inventories, accounts payable and contract liabilities).
Net cash used in investing activities
The $6.8 billion increase in net cash used in investing activities in the three quarters ended September 29, 2023 compared with the three quarters ended September 30, 2022 was primarily due to the $6.7 billion cash used for the acquisitions of TDL and AJRD in the first and third quarters of fiscal 2023, respectively.
Net cash provided by (used in) financing activities
The $6.8 billion increase in net cash provided by financing activities in the three quarters ended September 29, 2023 compared with the three quarters ended September 30, 2022 was primarily due to the issuance and sale of $3.25 billion aggregate principal amount of new AJRD Notes, $2.25 billion in proceeds from borrowings on our Term Loan 2025, for which $2.0 billion was utilized for the TDL acquisition, $2.0 billion in net proceeds from issuances of commercial paper and the $382 million decrease in cash used to repurchase our common stock under our share repurchase program. Such amounts were partially offset by an increase in repayments of borrowings, including the $800 million aggregate principal amount of our 3.85% 2023 Notes and the $250 million aggregate principal amount of our Floating 2023 Notes.
See Note H: Debt and Credit Arrangements in the Notes for further information.
Cash and cash equivalents
At September 29, 2023, we had cash and cash equivalents of $499 million, which includes $294 million held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
Capital Structure and Resources
Described below are significant changes to our credit arrangements and debt during the three quarters ended September 29, 2023.
Credit Arrangements
Credit Agreements. On July 28, 2023 we borrowed $2.1 billion under the 2023 Credit Agreement and used the proceeds together with proceeds from the AJRD Notes issued during the quarter ended September 29, 2023 to fund the acquisition of AJRD and to pay related fees and expenses. All borrowings under the 2023 Credit Agreement were repaid with proceeds of commercial paper issued during the quarter ended September 29, 2023. At September 29, 2023, we had no outstanding borrowings and were in compliance with all covenants under our 2023 Credit Agreement.
Additionally, at September 29, 2023, we had no outstanding borrowings and were in compliance with all covenants under the $2.0 billion 2022 Credit Agreement.
Commercial Paper Programs. On March 14, 2023, we established the CP Program, which is supported by amounts unused and available under the 2022 Credit Agreement and the 2023 Credit Agreement. From time to time, we use borrowings under the CP Program for general corporate purposes, including the funding of acquisitions, debt refinancing, dividend payments and repurchases of our common stock.
During the quarter ended September 29, 2023, we had a maximum outstanding balance of $3.0 billion under our CP program, which we primarily used to repay $2.1 billion outstanding under the 2023 Credit Agreement, a portion of which was repaid with cash on hand during the quarter ended September 29, 2023.
Amounts outstanding under the CP Program at September 29, 2023 and the daily average balance and weighted average yield during the quarter ended September 29, 2023 were as follows:

	September 29, 2023
(In millions, except weighted average yield)	Outstanding	Daily Average

CP Program	$2,030	$2,101
Weighted Average Yield	5.50%	5.60%
We terminated our prior existing $1.0 billion commercial paper program during the three quarters ended September 29, 2023.
_____________________________________________________________________

We expect balances under the CP Program to remain elevated as compared to historical norms through fiscal 2025.
For further information about our Credit Agreements and CP Program, see Note H: Debt and Credit Arrangements in the Notes.
Debt
At September 29, 2023, we had $11.5 billion of outstanding long-term debt, net, including the current portion of long-term debt, net and financing lease obligations, the majority of which we incurred in connection with merger and acquisition activity.
Long-Term Debt Issued. During the three quarters ended September 29, 2023 we drew $2.25 billion in long-term debt on Term Loan 2025 and issued the AJRD Notes in an aggregate principal amount of $3.25 billion. For further information about the new debt issued, See Note H: Debt and Credit Arrangements in the Notes.
Long-Term Debt Repayments. On March 14, 2023, we repaid the entire outstanding $250 million aggregate principal amount of our Floating 2023 Notes through a $250 million draw on Term Loan 2025. On June 15, 2023, we repaid the entire outstanding $800 million aggregate principal amount of our 3.85% 2023 Notes through cash on hand and the issuance of commercial paper. The commercial paper issued to fund repayment of the 3.85% 2023 Notes was repaid during the quarter ended September 29, 2023.
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
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, availability under our senior unsecured credit facilities and our CP Program and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next twelve months and the reasonably foreseeable future thereafter. Our total additions of property, plant and equipment net of proceeds from the sale of property, plant and equipment for fiscal 2023 are expected to be approximately $330 million. Other than operating expenses, cash requirements for fiscal 2023 are expected to consist primarily of additions of property, plant and equipment, and dividend payments. See “Capital Structure and Resources” and “Commercial Commitments” in Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2022 Form 10-K for further information regarding our cash requirements.
_____________________________________________________________________

Funding of Pension Plans
Funding requirements under applicable laws and regulations are a major consideration in making contributions to our U.S. pension plans. Although we have significant discretion in making voluntary contributions, the Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) and applicable Internal Revenue Code regulations, mandate minimum funding thresholds. The Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015, the American Rescue Plan Act of 2021 and the Infrastructure Investment and Jobs Act further extended the interest rate stabilization provision of MAP-21. Failure to satisfy the minimum funding thresholds could result in restrictions on our ability to amend the plans or make benefit payments. With respect to our U.S. qualified defined benefit pension plans, we intend to contribute annually no less than the required minimum funding thresholds. As a result of prior voluntary contributions and plan performance, except as it relates to pension plans acquired with AJRD, we are not required to make any contributions to our U.S. qualified defined benefit pension plans in fiscal 2023 or for several years thereafter. As of September 29, 2023, we are still evaluating the impact of the acquisition of AJRD and their pension plans on future contributions.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year and our evaluation of the impact of the acquisition of AJRD. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net unfunded defined benefit plan obligations of $109 million as of September 29, 2023. See Note 14: Pension and Other Postretirement Benefits in our Fiscal 2022 Form 10-K and Note I: Pension and Other Postretirement Benefit Plans in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the three quarters ended September 29, 2023, we used $518 million to repurchase 2.5 million shares of our common stock under our share repurchase program at an average price per share of $204.40, including commissions of $0.02 per share. During the three quarters ended September 29, 2023, $28 million in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
Our repurchase program does not have a stated expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. At September 29, 2023, we had a remaining unused authorization under our repurchase program of $3.9 billion. We have announced that share repurchases will be moderated in the near-term, but the level and timing of our repurchases depends on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors or management may deem relevant. The timing, volume and nature of repurchases are also subject to market conditions, applicable securities laws and other factors and are at our discretion and may be suspended or discontinued at any time. Additional information regarding our repurchase program is in Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Report.
Dividends
On February 24, 2023, we announced that our Board of Directors increased the quarterly per share cash dividend rate on our common stock from $1.12 to $1.14, commencing with the dividend declared by our Board of Directors for the first quarter of fiscal 2023, for an annualized per share cash dividend rate of $4.56, which was our twenty-second consecutive annual increase in our quarterly cash dividend rate. Quarterly cash dividends are typically paid in March, June, September and December. We paid $652 million in cash dividends during the three quarters ended September 29, 2023. We currently expect to continue paying and increasing the rates of cash dividends in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The annual declaration of dividends by our Board of Directors and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board of Directors may deem relevant.
_____________________________________________________________________

Material Cash Requirements and Commercial Commitments
The amounts disclosed in our Fiscal 2022 Form 10-K include our material cash requirements and commercial commitments. Except for the $3.25 billion aggregate principal amount of new long-term fixed-rate debt under the AJRD Notes, $2.25 billion in borrowings under Term Loan 2025, the level of indebtedness under our CP Program, the establishment of our 2023 Credit Facility and certain arrangements with off-balance sheet risk, such as guarantees to U.S. government agencies for environmental remediation activities, acquired with the acquisition of AJRD, compared to amounts disclosed in our Fiscal 2022 Form 10-K, there were no material changes to our material cash requirements from contractual cash obligations to repay debt, to purchase goods and services or to make payments under operating leases or our commercial commitments; or in our contingent liabilities on outstanding surety bonds, standby letters of credit agreements or other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers as disclosed in our Fiscal 2022 Form 10-K. Further information about our Credit Agreements and CP Program can be found in “Capital Structure and Resources” in this MD&A and Note H: Debt and Credit Arrangements in the Notes.
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
TDL Acquisition Goodwill. In connection with the January 3, 2023 acquisition of TDL, we recorded $1,117 million of goodwill in our Broadband reporting unit within our CS segment.
AJRD Acquisition Goodwill. In connection with the July 28, 2023 acquisition of AJRD, we recorded $2,348 million of goodwill in our AR segment, which is also the AR reporting unit.
See Note B: Acquisitions, Divestitures and Asset Sales and Note G: Goodwill and Other Intangible Assets in the Notes for additional information.
_____________________________________________________________________

Business Combinations
We follow the acquisition method of accounting to record identifiable assets acquired, liabilities assumed and noncontrolling interests recognized in connection with acquired businesses at their estimated fair value as of the date of acquisition.
Identifiable intangible assets from business combinations are recognized at their estimated fair values as of the date of acquisition and consist of customer relationships, developed technology and trade names. Determination of the estimated fair value of identifiable intangible assets requires judgment. The fair value of intangible assets is estimated using the relief from royalty method for the acquired developed technology and trade names and the multi-period excess earnings method for the acquired customer relationships. Both of these fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount rates, royalty rates related to the developed technology and trade name intangible assets, revenue growth attributable to the intangible assets and remaining useful lives. Finite-lived identifiable intangible assets are amortized to expense over their useful lives, generally ranging from two to twenty seven years. The fair value of identifiable intangible assets acquired in connection with the TDL and AJRD acquisitions was $755 million and $2.860 billion, respectively.
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
•Challenges arising from the expanded operations from the acquisition of TDL and AJRD may affect our future results.
_____________________________________________________________________

•With our acquisition of AJRD, there is increased risk of the release, unplanned ignition, explosion, or improper handling of dangerous materials used in our business, which could disrupt our operations and adversely affect our financial results.
•The real estate assets acquired as part of our acquisition of AJRD are subject to various risks due to environmental liabilities, regulatory exposure and vulnerability to changes to the real estate market, any of which could adversely affect the value of such assets or our financial results.
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
In the normal course of business, we are exposed to the risks associated with foreign currency exchange rates, changes in interest rates and market return fluctuations on our defined benefit plans. Other than the changes in our commercial paper and debt balances discussed in the Liquidity and Capital Resources section of Part I: Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations above, there were no material changes during the three quarters ended September 29, 2023, with respect to the information appearing in Part II: Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2022 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures. As required by Rule 13a-15 under the Exchange Act, as of September 29, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our CEO and our CFO, and have concluded that as of September 29, 2023 our disclosure controls and procedures were effective.
Changes in Internal Control
We periodically review our internal control over financial reporting (“ICFR”) as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of ICFR to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment.
The TDL acquisition is being integrated into the existing CS segment systems and processes from an ICFR perspective. Further, as part of our acquisition of AJRD, we are in the process of incorporating our controls and procedures with respect to AJRD’s operations, and we will include internal controls with respect to AJRD’s operations in our assessment of the effectiveness of our ICFR as of the end of fiscal 2024. Other than changes related to incorporating our controls and procedures with respect to TDL and AJRD operations, there have been no changes in our ICFR that occurred during the quarter ended September 29, 2023 that have materially affected, or are reasonably likely to materially affect, our ICFR.
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
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth in Part I: Item 1A. Risk Factors in our Fiscal 2022 Form 10-K. There have been no material changes, other than the amendment below, to the risk factors disclosed in our Fiscal 2022 Form 10-K. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flows and equity.
With our acquisition of AJRD, there is increased risk of the release, unplanned ignition, explosion, or improper handling of dangerous materials used in our business, which could disrupt our operations and adversely affect our financial results.
With our acquisition of AJRD, our business operations are subject to increased risk in connection with the handling, production, and disposition of potentially explosive and ignitable energetic materials and other dangerous chemicals, including motors and other materials used in rocket propulsion. The handling, production, transport, and disposition of hazardous materials could result in incidents that temporarily shut down or otherwise disrupt our manufacturing operations and could cause production delays. A release of these chemicals or an unplanned ignition or explosion could result in death or significant injuries to employees and others. Material property damage to us or third parties could also occur. The use of these products in applications by our customers could also result in liability if an explosion, unplanned ignition or fire were to occur. Extensive regulations apply to the handling of explosive and energetic materials, including but not limited to, regulations governing hazardous substances and hazardous waste. The failure to properly store and ultimately dispose of such materials could create significant liability and/or result in regulatory sanctions. Any release, unplanned ignition or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
The real estate assets acquired as part of our acquisition of AJRD are subject to various risks due to environmental liabilities, regulatory exposure and vulnerability to changes to the real estate market, any of which could adversely affect the value of such assets or our financial results.
The real estate assets acquired as part of our acquisition of AJRD are subject to various risks that could adversely affect the value of such assets or our financial results, including the following:
•our reserves for estimated future environmental obligations relating to real estate assets acquired as part of our acquisition of AJRD may prove to be insufficient;
•we may be unable to complete environmental remediation or to have state and federal environmental restrictions on our real estate assets lifted;
•our real estate assets are subject to various Federal, state, and local regulations and restrictions that may impose significant limitations, including those related to endangered or protected wildlife species, zoning, land use, building, occupancy and other required governmental permits and authorizations, and such regulations and restrictions are subject to change; and
•economic and political uncertainties could have an adverse effect on real estate market conditions, construction costs, availability of labor and materials and other factors in the Sacramento region, where the acquired real estate assets are concentrated, and the real estate industry in general.
_____________________________________________________________________

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended September 29, 2023:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)

Month No. 1
(July 1, 2023 - July 28, 2023)
Repurchase program(1)	—	$—	—	$3,935
Employee transactions(2)	20,838	$197.93	—	—
Month No. 2
(July 29, 2023 - August 25, 2023)
Repurchase program(1)	—	$—	—	$3,935
Employee transactions(2)	45,608	$182.53	—	—
Month No. 3
(August 26, 2023 - September 29, 2023)
Repurchase program(1)	—	$—	—	$3,935
Employee transactions(2)	21,405	$174.86	—	—
Total	87,851		—	$3,935
_______________
* Periods represent our fiscal months.
(1) On October 21, 2022, we announced that our Board of Directors approved a $3.0 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of $1.5 billion at that time. Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of September 29, 2023, the remaining unused authorization under our repurchase programs was $3.9 billion (as reflected in the table above).
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
Sales of Unregistered Equity Securities
During the quarter ended September 29, 2023, we did not issue or sell any unregistered equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.
_____________________________________________________________________

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
(10.1)** L3Harris Technologies, Inc. Executive Change in Control Severance Plan, effective as of July 21, 2023, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with SEC on July 24 2023. (Commission File Number 1-3863)
(10.2)** Summary of Annual Compensation of L3Harris Technologies, Inc. Non-Employee Directors, effective as of January 1, 2024, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with SEC on July 24 2023. (Commission File Number 1-3863)
(10.3)** Amendment Thirteen to the L3Harris Retirement Savings Plan (as amended and restated effective January 1, 2021) dated July 17, 2023.
(15)    Letter Regarding Unaudited Interim Financial Information.
(31.1)    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)    Section 1350 Certification of Chief Executive Officer.
(32.2)    Section 1350 Certification of Chief Financial Officer.
(101) The financial information from L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.
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

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: October 27, 2023	By:	/s/ MICHELLE L. TURNER
Michelle L. Turner
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
_____________________________________________________________________