Form 10-K
period 2023-12-29
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2024-02-20
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 30, 2023 was $37,362,290,944 (based on the quoted closing sale price per share of the stock on the New York Stock Exchange). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of June 30, 2023 are affiliates.
The number of shares outstanding of the registrant’s common stock as of February 9, 2024 was 190,107,856.
Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders scheduled to be held on April 19, 2024, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 29, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

L3HARRIS TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 29, 2023
Exhibits
This Annual Report on Form 10-K contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K (this “Report”), including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements that involve risks and uncertainties, as well as assumptions that may not materialize or prove correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies or litigation; environmental remediation cost estimates; the potential level of share repurchases, dividends or pension contributions; potential acquisitions or divestitures; the integration of our acquisitions; the value of contract awards and programs; expected revenue; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “could,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of filing of this Report and are not guarantees of future performance or actual results. Factors that might cause our results to differ materially from those expressed in or implied by these forward-looking statements, from our current expectations or projections or from our historical results include, but are not limited to, those discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” of this Report. All forward-looking statements are qualified by, and should be read in conjunction with, those risk factors. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements, whether as a result of new information, future events or developments or otherwise, after the date of filing of this Report or, in the case of any document incorporated by reference, the date of that document.
Amounts contained in this Report may not always add to totals due to rounding.
PART I

ITEM 1.	BUSINESS.
General
L3Harris Technologies, Inc. is the Trusted Disruptor for the defense industry. With customers’ mission-critical needs in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains. We support government customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products and services have defense and civil government applications, as well as commercial applications.
Our fiscal year ends on the Friday nearest December 31. Each of our fiscal years ended December 29, 2023 (“fiscal 2023”), December 30, 2022 (“fiscal 2022”) and December 31, 2021 (“fiscal 2021”) included 52 weeks. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “L3Harris” as used in this Report mean L3Harris Technologies, Inc. and its subsidiaries.
We structure our operations primarily around the products, systems and services we sell and the markets we serve, and we report the financial results of our continuing operations in four operating segments, which are also our reportable segments: Space & Airborne Systems (“SAS”); Integrated Mission Systems (“IMS”); Communication Systems (“CS”); and Aerojet Rocketdyne (“AR”), established in connection with the fiscal 2023 acquisition of Aerojet Rocketdyne Holdings, Inc. (“AJRD”), discussed further below. Throughout this form 10-K, we also refer to our operating segments as our business segments. See Note 14: Business Segments in the Notes to Consolidated Financial Statements in this Report (the “Notes”) for further information regarding our business segments, including how we define segment operating income or loss.
Business Realignment. Effective for fiscal 2023, we adjusted our reporting to better align our businesses and transferred our Agile Development Group (“ADG”) business from our IMS segment to our SAS segment. On October 1, 2023, we combined our Electronic Warfare sector and the majority of the ADG sector within our SAS segment to
_____________________________________________________________________

create a new sector, Advanced Combat Systems (“ACS”). The remaining portion of the ADG sector was combined with our Space Systems sector within our SAS segment.
The historical results, discussion and presentation of our business segments as set forth in the accompanying Consolidated Financial Statements and the Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of operations, balance sheets, statements of cash flows or statements of equity resulting from these changes. See Note 6: Goodwill and Intangible Assets and Note 14: Business Segments in the Notes for further information.
Description of Business Segments
Our business segments provide a wide-range of products, systems and services to various customers and are described below. For financial information with respect to our business segments, including revenue, operating income and total assets, and with respect to our operations outside the United States, see Note 14: Business Segments in the Notes, and for additional information with respect to our business segments, see “Discussion of Business Segment Results of Operations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report. For a discussion of certain risks affecting our business segments, including risks relating to our U.S. Government contracts and subcontracts, see “Item 1. Business - Government Contracts,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
SAS
SAS is a leading provider of full mission solutions as a prime and subsystem integrator in the space, airborne and cyber domains. We provide top-tier capabilities in the design, development, integration, production and sustainment of major weapons systems for defense primes and national security, civil government, and international customers in the following business sectors:
Space Systems: End-to-end mission solutions in support of intelligence, surveillance and reconnaissance (“ISR”); position, navigation and timing; weather and climate monitoring; missile defense and ground-based space surveillance networks.
Intel & Cyber: Situational awareness, intelligence systems and advanced wireless solutions for classified intelligence and defense customers.
Mission Avionics: Sensors, processors, hardened electronics, release systems and antennas for aircraft platforms.
Mission Networks: Communications and networking solutions for air traffic management.
ACS: Threat warning and countermeasures for airborne, ground and maritime platforms. Also includes ADG, an innovation accelerator and collaboration initiative established to rapidly address near-peer, national security threats.
IMS
IMS is a leading provider of differentiated mission capabilities and prime systems integration for the air, land and sea domains. We deliver top-tier capabilities in the design, development, integration, production, modernization and sustainment of ISR, passive sensing and targeting, electronic attack, autonomy, power and communications, networks and sensors for national security and international customers in the following business sectors:
ISR: Airborne passive sensing and targeting, mission systems development, integration and life-cycle management for strategic reconnaissance, national command and control, tactical surveillance, electronic attack, agile strike, mobility, and classified platforms.
Maritime: Passive sensing and targeting, autonomy and manned and unmanned teaming, power and communications, undersea sensors and networks and classified capabilities for manned platforms and unmanned surface and undersea vessels.
Electro Optical: Passive sensing and targeting; laser imaging and sensor systems; space communications and avionics; and fuzing, navigation and range-testing solutions on platforms spanning all domains.
Commercial Aviation Solutions: Integrated aircraft avionics, pilot training and data analytics services for the commercial aviation industry. On November 27, 2023, we announced that we entered into a definitive agreement to sell Commercial Aviation Solutions (“CAS disposal group”). See Note 13: Acquisitions, Divestitures and Asset Sales in the Notes for further information.
_____________________________________________________________________

CS
CS enables warfighters across all domains with solutions critical to mission success even in the most contested environments. We are a leading provider of resilient communication solutions for the U.S. Department of Defense (“DoD”), international, federal and state agency customers in the following business sectors:
Tactical Communications: Design, manufacture and sustainment of resilient and secure communication solutions that include tactical radios, software, satellite terminals and end-to-end battlefield systems.
Broadband Communications: Design, manufacture and sustainment of resilient and secure communication solutions that include ISR and tactical data links, software and integrated broadband networks. Includes the operations of Tactical Data Links product line (“TDL”), acquired from Viasat, Inc. (“Viasat”) on January 3, 2023. See Note 13: Acquisitions, Divestitures and Asset Sales in the Notes for further information.
Integrated Vision Solutions (“IVS”): Design, manufacture and sustainment of a full suite of helmet-mounted integrated night vision goggles with leading-edge image intensifier tubes and weapon-mounted sights, aiming lasers, and range finders.
Public Safety: State-of-art communication equipment, systems and applications for federal agencies, state and local government first responders, utilities and transit agencies.
AR
On July 28, 2023, we acquired AJRD, a technology-based engineering and manufacturing company. AR is a leading provider of propulsion, power and armament products and systems to U.S. government, including the DoD, National Aeronautics and Space Administration (“NASA”) and major aerospace and defense prime contractors in the following business sectors:
Missile Solutions: Propulsion technologies and armament systems for strategic defense, missile defense, hypersonic and tactical systems.
Space Propulsion and Power Systems: Premier propulsion and power systems for national security, space and exploration missions.
International Business
In fiscal 2023, revenue from products and services where the end consumer is located outside the U.S., including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was $4.2 billion (21% of our revenue) and came from a large number of countries with no single foreign country accounting for more than 5% of our total revenue. For financial information regarding our domestic and international operations, including long-lived assets, see Note 14: Business Segments in the Notes.
The majority of our international marketing activities are conducted through subsidiaries that operate in the Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”) regions and Canada. We also have established international marketing organizations and several regional sales offices. For further information regarding our international subsidiaries, see Exhibit 21 of this Report.
Competitive Conditions and Trends in Market Demand
We operate in highly-competitive markets that are sensitive to technological advances. Some of our competitors in each of our markets are larger than we are and can maintain higher levels of expenditures for research and development (“R&D”). We concentrate on the opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. Principal competitive factors are product and system quality and reliability; technological capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; and cost-effectiveness. We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs. We compete domestically and internationally against large defense companies; principally BAE Systems, Boeing, General Dynamics, Lockheed Martin, Northrop Grumman, RTX; Thales; and non-traditional defense contractors.
For further discussion of trends in market demand, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
Backlog
Company-wide total backlog was $32.7 billion at December 29, 2023, inclusive of backlog from the acquisitions of TDL and AJRD, compared with $22.3 billion at December 30, 2022. We expect to recognize approximately 40% of the revenue associated with Company-wide total backlog by the end of 2024 and approximately 65% of the
_____________________________________________________________________

revenue associated with Company-wide total backlog by the end of 2025, with the remainder to be recognized thereafter.
See Note 1: Significant Accounting Policies in the Notes for additional information regarding Company-wide total backlog.
Research and Development
We conduct R&D activities using our own funds (company-funded R&D) and under contractual arrangements (customer-funded R&D), such as designs. See Note 1: Significant Accounting Policies in the Notes for further information on company-funded R&D.
Intellectual Property
We own a large portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property and we routinely apply for new patents, trademarks and copyrights. We also license intellectual property to and from third parties. For discussion of risks relating to intellectual property, see “Item 1A. Risk Factors” of this Report. With regard to certain patents, the U.S. Government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons. Numerous trademarks used on or in connection with our products are also considered to be valuable assets.
Government Regulations
Our company is subject to various federal, state, local and international laws and regulations relating to the development, manufacture, sale and distribution of our products and services, and it is our policy to comply with the applicable laws in each jurisdiction in which we conduct business. Regulations include, but are not limited to, those related to import and export controls, corruption, bribery, the protection of the environment, government procurement, wireless communications, competition, product safety, workplace health and safety, employment, labor and data privacy. The following describes significant regulations that may impact our businesses. For further discussion of risks relating to government regulations, see “Item 1A. Risk Factors” of this Report.
Government Contracts. In fiscal 2023, the percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 76% and no other customer accounted for more than 5% of our revenue. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business Segments” of this Report.
Cost-type contracts: Our U.S. Government cost-reimbursable contracts provide for the reimbursement of allowable costs plus payment of a fee and fall into three basic types: (i) cost-plus fixed-fee contracts, which provide for payment of a fixed fee irrespective of the final cost of performance; (ii) cost-plus incentive-fee contracts, which provide for payment of a fee that may increase or decrease, within specified limits, based on actual results compared with contractual targets relating to factors such as cost, performance and delivery schedule; and (iii) cost-plus award-fee contracts, which provide for payment of an award fee determined at the customer’s discretion based on our performance against pre-established performance criteria. Under our U.S. Government cost-reimbursable contracts, we are reimbursed periodically for allowable costs and are paid a portion of the fee based on contract progress. Some costs have been made partially or wholly unallowable for reimbursement by statute or regulation. Examples include certain merger and acquisition costs, lobbying costs, charitable contributions, interest expense and certain litigation defense costs.
Fixed-price contracts: Our U.S. Government fixed-price contracts are either firm fixed-price contracts or fixed-price incentive contracts. Under our U.S. Government firm fixed-price contracts, we agree to perform a specific scope of work or sell a specific product for a fixed price and, as a result, benefit from cost savings or carry the burden of cost overruns. Under our U.S. Government fixed-price incentive contracts, we share with the U.S. Government both savings accrued for performance at less than target cost as well as costs incurred in excess of target cost up to a negotiated ceiling price, which is higher than the target cost, but carry the entire burden of costs exceeding the negotiated ceiling price. Under such incentive contracts, profit may also be adjusted up or down depending on whether specified performance objectives are met. Under our U.S. Government firm fixed-price and fixed-price incentive contracts, we generally receive either milestone payments totaling 100% of the contract price or monthly progress payments in amounts equaling 80% of costs incurred under the contract. The remaining amounts, including profits or incentive fees, are billed upon delivery and final acceptance of end items and deliverables under the contract.
_____________________________________________________________________

Our production contracts are mainly fixed-price contracts and development contracts are generally cost-reimbursable contracts, although we have some fixed-price development contracts. Time-and-material contracts are considered fixed-price contracts as they specify a fixed hourly rate for each labor hour charged.
For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors,” “Item 3. Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
Environmental. Our operations are subject to and affected by U.S. federal, state, local and foreign laws and regulations regarding discharge of materials into the environment or otherwise relating to the protection of the environment. We have previously announced our environmental sustainability goals: to reduce greenhouse gas (“GHG”) emissions by 30% and water usage by 20% from 2019 levels and achieve a 75% solid waste diversion rate (away from landfills) by 2026. We invested in renewable energy and other solutions to achieve our GHG emission reduction target and our other environmental sustainability goals. We took a step towards our goal by entering into a virtual power purchase agreement, which has been operational since 2021. In 2023, we measured our performance against these goals and exceeded our GHG emissions and water use reduction targets and are progressing towards our solid waste diversion rate from landfill goal. Additional information is provided in our Sustainability Report, which can be found on our Company website, and is not incorporated by reference into this Report.
We have incurred, and based on currently available information, we expect to continue to incur capital and operating costs to comply with existing and pending environmental laws and regulations. See “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report and Note 1: Significant Accounting Policies and Note 15: Legal Proceedings, Commitments and Contingencies in the Notes.
Materials, Suppliers and Seasonality
Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of materials, such as electronic components, printed circuit boards, metals and plastics needed for our operations and products. We depend on suppliers and subcontractors for a large number of components and subsystems. For example, in our AR segment we are reliant on a limited number of certified suppliers of cases and igniters, in part because of the extensive qualification and safety requirements on explosive and missile-related components. We also rely on a limited number of certified microelectronics component suppliers for our products. We have experienced component shortages from vendors as a result of pandemics, natural disasters, or the shifting regulatory landscape. These events or regulations may cause a spike in demand for certain electronic components, such as lead-free components, resulting in industry-wide supply chain disruptions. For further discussion of risks relating to subcontractors and suppliers, see “Item 1A. Risk Factors” of this Report.
We do not consider any material portion of our business to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of contract awards and the timing and availability of U.S. Government funding, as well as the timing of product deliveries and customer acceptance.
Human Capital
Our success depends on our highly-educated and skilled workforce. Attracting, developing, motivating and retaining highly-skilled people, particularly those with technical, engineering and science backgrounds, is critical to our ability to execute our strategic priorities. We use human capital measures to set goals and monitor performance in several areas, including employee health and safety; talent acquisition, development and retention; and diversity, equity and inclusion (“DE&I”).
Workforce Demographics. We had approximately 50,000 employees at December 29, 2023, including approximately 20,000 engineers and scientists. Of our total employees, 89% are located in the U.S. and a significant number of our employees possess a U.S. Government security clearance. As of December 29, 2023, approximately 2,800, or 6%, of our U.S. employees were covered by various collective bargaining agreements, which we expect will be renegotiated as they expire, as we historically have done without significant disruption to operating activities.
Health and Safety. We prioritize the safety of our employees through maintaining a proactive safety culture and implementing programs designed to eliminate workplace incidents, risks and hazards. Throughout the year, we review and monitor our performance closely to reduce Occupational Safety and Health Administration reportable incidents. With these efforts, in the last 3 years, we have reduced our total recordable injury rate (“TRIR”) and lost day injury rate (“LDIR”) by 37% and 41%, respectively. For fiscal 2023, our TRIR declined by 24% and LDIR declined by 29%, compared with the previous year, while numerous of our locations reached one year or more without a recordable injury.
_____________________________________________________________________

Talent Acquisition, Development and Retention. Our talent strategy focuses on attracting new perspectives, ideas and capabilities, recognizing and rewarding performance, and developing, engaging and retaining high-performing employees. We strive to attract employees in all stages of their careers. In addition to hiring approximately 6,400 new employees (excluding acquisition in fiscal 2023), we were recognized with more than 15 employer awards or recognitions from external organizations in fiscal 2023. Our development philosophy centers around creating broad experiences, setting “SMART” (specific, measurable, achievable, realistic, and timely) performance goals and offering continuous feedback and learning opportunities. We provide formal and informal development aligned with individual learning styles including self-directed personal and professional development through e-learning, books and videos; professional certification support; leadership development programs developed in partnership with leading universities; rotational programs; and on-the-job learning. Annually and quarterly, we assign learning content that supports our “e3” (excellence, everywhere, everyday) operating system, Code of Conduct, ethical standards, compliance with laws applicable to our business and responsibility for safety and environmental goals. We maintain a robust succession planning process whereby we regularly review our internal talent pipeline and adjust individual development plans accordingly. We offer competitive salaries and comprehensive benefit packages, including health care, retirement planning and employer retirement contributions, educational assistance, child and elder back-up care, paid parental leave and a discretionary paid time off program. In addition, we offer caregiver time-off and pre-retirement programs. Also, we have a robust and comprehensive listening strategy centered around multiple employee surveys, enabling us to gain real-time insights into the employee experience. By prioritizing engagement and utilizing the power of feedback, we continuously evolve our workplace culture to ensure that individuals feel engaged, valued and inspired to perform at their best.
DE&I. Our success as the industry’s Trusted Disruptor depends on our ability to continue to innovate and develop new solutions to solve our customers’ most critical challenges. We believe that having a strong, talented workforce and culture with a diverse array of experiences, perspectives and backgrounds is essential to driving innovation. We have established two clear long-term goals: half of our workforce will be female and at least one third will be people of color. We progress toward these goals through growing diverse talent, enabling a culture of inclusivity and equity, and ensuring we clearly communicate our DE&I efforts internally and externally. We support a variety of science, technology, engineering and mathematics (“STEM”) initiatives to further develop our employees and build talent pipelines within our communities. We also have an established diversity council, co-chaired by our Chief Executive Officer (“CEO”) and comprised of employee resource group (“ERG”) leadership and executives from across the Company, to evaluate and influence the strategies, policies and steps we take to advance DE&I. We now offer eleven ERGs - adding two new groups this year - that bring together employees from all backgrounds to foster professional development, community outreach and employee engagement opportunities. We also further develop inclusive behaviors and culture through ongoing learning throughout the year, encouraging conversation and action through initiatives like our annual “Day of Understanding” event, our “Six Signature Traits for Inclusive Leadership” training and the launch of our new “DE&I Champions” program. Finally, we celebrate the unique voices of our employees through our “I am L3Harris” and “Inclusive Leadership” internal communication series. We continue to improve the diversity of our workforce and work toward our long-term goals.
The table below provides the makeup of our workforce at December 29, 2023:

	Overall	Executive
Persons of color(1)	29%	18%
Female population(1)	25%	36%
Veterans(1)	16%	15%
Persons with disabilities(1)	10%	9%
Generational breakout(2):
Boomers (1945-1964)	21%	20%
Generation X (1965-1980)	34%	59%
Millennials (1981-1996)	36%	21%
Generation Z (after 1996)	9%	—%
_________________
(1) Based on employee self-identification
(2) Age ranges align with Pew Research Center definitions.
Additional information regarding our human capital strategy is available in our DE&I Annual Report that can be found on our company website. Information on our website, including our DE&I Annual Report, is not incorporated by reference into this Report.
_____________________________________________________________________

Available Information
Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919. Our website address is https://www.l3harris.com.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to such reports are available free of charge on our website https://www.l3harris.com/investors, as soon as reasonably practicable after these reports are electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). We also will provide the reports in electronic or paper form, free of charge, upon written request. Our website and the information posted thereon are not incorporated into this Report or any current or other periodic report that we file with or furnish to the SEC.

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
Macroeconomic, Industry and Governmental Risks
We depend on winning business in competitive markets from U.S. Government customers for a significant portion of our revenue. We are highly dependent on revenue from U.S. Government customers, primarily defense-related programs with the DoD and a broad range of programs with the U.S. Intelligence Community and other U.S. Government departments and agencies. The percentage of our revenue derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, both directly and through prime contractors, was 76% in fiscal 2023.
The market for sales to U.S. Government customers is highly competitive, and the U.S. Government often chooses to use contractors other than us, for example, as part of competitive bidding processes (through which we expect that a majority of the business we seek will be awarded), or otherwise due to our competitors’ ongoing efforts to expand their business relationships with the U.S. Government. The U.S. Government has increasingly relied on certain types of contracts that are subject to multiple competitive bidding processes, including multi-vendor indefinite delivery, indefinite quantity (“IDIQ”), government-wide acquisition contracts (“GWACs”), General Services Administration Schedules and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. Some of our competitors have greater financial resources than we do and may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts. Further, competitive bidding processes involve significant cost and managerial time to prepare bids and proposals for contracts that may not be awarded to us or may be split with competitors, and the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. For these reasons and others, we may choose not to bid in certain competitive bidding processes, which would result in the potential loss of opportunities. Additionally, bid protests from unsuccessful bidders can extend the time until work on a contract can begin and may result in significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us.
A reduction in U.S. Government funding or a change in U.S. Government spending priorities could have an adverse impact on our business, financial condition, results of operations, cash flows and equity. Our U.S. Government programs must compete with programs managed by other government contractors and with other policy imperatives for consideration for limited resources and for uncertain levels of funding during the budget and appropriations process. Although multi-year contracts may be authorized and appropriated in connection with major procurements, Congress generally appropriates funds on a U.S. Government fiscal year (“GFY”) basis. Procurement funds are typically made available for obligation over the course of one to three years. Consequently, programs often initially receive only partial funding, and additional funds are obligated only as Congress authorizes further appropriations.
We cannot predict the extent to which total funding and/or funding for individual programs will be included, increased, or reduced as part of the annual appropriations process ultimately approved by Congress and the President or in separate supplemental appropriations or continuing resolutions, as applicable. Budget and appropriations decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. U.S. Government spending priorities and levels remain uncertain and difficult to predict and are
_____________________________________________________________________

affected by numerous factors, including the U.S. Government’s budget deficit and the national debt. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending on an absolute or inflation-adjusted basis, could have material adverse consequences on our current or future business.
For GFY 2024, the federal government is currently being funded under a Continuing Resolution (“CR”). The CR funds Agriculture, Energy-Water, Military-Construction-VA and Transportation-HUD through March 1, 2024 and the other portions of the federal government, including the DoD, through March 8, 2024. This is the third CR in GFY2024. Pursuant to the Fiscal Responsibility Act (P.L., 118-5), if a final GFY2024 appropriations bill is not enacted by April 30, 2024, then spending cuts would go into effect and discretionary spending limits would be revised to reflect GFY 2023 enacted levels for defense and nondefense categories and decrease by 1%. In addition, if Congress does not enact a full-year GFY2024 appropriations bill, the U.S. Government may not be able to fulfill its funding obligations, and there could be significant disruption to all discretionary programs and corresponding impacts on the entire defense industry, which could adversely affect our business, results of operations, financial condition and cash flow. Any inability of the U.S. Government to complete its budget process for any GFY and resulting operation on funding levels equivalent to its prior fiscal year pursuant to a CR or shut down, also could have material adverse consequences on our current or future business. For more information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - U.S. and International Budget Environment” of this Report.
Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts. Our fixed-price contracts, particularly those for development programs, could subject us to losses in the event of cost overruns or a significant increase in or sustained period of increased inflation. We generate revenue through various fixed-price, cost-plus and time-and-material contracts. For a general description of our U.S. Government contracts and subcontracts, including a discussion of revenue generated thereunder and of cost-reimbursable versus fixed-price contracts, see “Item 1. Business - Government Contracts” of this Report. For a description of our revenue recognition policies, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Estimates - Revenue Recognition” of this Report.
In fiscal 2023, 73% of our revenue was derived from fixed-price contracts that allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, including due to greater than anticipated or a sustained period of increased inflation or unexpected delays because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money (or make more or less money than estimated) on these contracts. Fixed-price U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in certain circumstances, paying the entire cost of its replacement by another provider regardless of the size or foreseeability of any cost overruns that occur over the life of the contract.
In fiscal 2023, approximately 27% of our revenue was derived from cost-type contracts. Under cost-type contracts, we agree to be reimbursed for allowable costs and paid a fee. When our costs are in excess of the final target cost, fees and our margin may be adversely affected. If our costs exceed authorized contract funding or do not qualify as allowable costs under applicable regulations, we will not be reimbursed for those costs. Cost overruns may adversely affect our financial performance and our ability to win new contracts.
Contracts for development programs include complex design and technical requirements and are generally contracted on a cost-reimbursable basis, however, some of our existing development programs are contracted on a fixed-price basis or include cost-type contracting for the development phase with fixed-price production options. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, fluctuations in the price of materials, a significant increase in or a sustained period of increased inflation, problems with our suppliers, labor market conditions and cost overruns, can result in the contractual price becoming less favorable or even unprofitable to us over-time (which, especially in the case of sharp and significant sustained inflation, could happen quickly and have long lasting impacts), and increased interest rates resulting from inflationary pressures can also impact the fair value of these contracts. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Cost overruns would adversely impact our results of operations, which are dependent on our ability to maximize our earnings from our contracts, and the potential risk would be greater if our contracts shifted toward a greater percentage of fixed-price contracts, particularly firm fixed-price contracts, as opposed to cost-plus and time-and-material contracts.
_____________________________________________________________________

To the extent feasible, we have consistently followed the practice of contractually adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services and in some cases seeking the inclusion of adjustment clauses to incorporate certain cost adjustments in fixed-price contracts for unexpected inflation. However, our fixed-price contracts could subject us to losses in the event of cost overruns or a significant increase in or a sustained period of increased inflation if these measures are not effective.
Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, cash flows and equity.
We depend significantly on U.S. Government contracts, which generally are subject to immediate termination and heavily regulated and audited. The application or impact of regulations, unilateral government action, termination or negative audit findings for one or more of these contracts could have an adverse impact on our business, financial condition, results of operations, cash flows and equity. U.S. Government contracts also generally are subject to U.S. Government oversight audits, which could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenue based on costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments, and we may be required to materially reduce our revenue or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines or suspension or debarment from U.S. Government contracting or subcontracting for a period of time.
In addition, U.S. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience upon payment only for work done and commitments made at the time of termination. For some contracts, we are a subcontractor and not the prime contractor, and in those arrangements, the U.S. Government could terminate the prime contractor for convenience without regard for our performance as a subcontractor. We may be unable to procure new contracts to offset revenue or backlog lost as a result of any termination of our U.S. Government contracts. Because a significant portion of our revenue is dependent on our performance and payment under our U.S. Government contracts, the loss of one or more large contracts could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
From time to time, we may begin performance of a U.S. Government contract under an undefinitized contract action with a not-to-exceed price before the terms, specifications or price are finally agreed to between the parties. In these arrangements, the U.S. Government has the ability to unilaterally definitize the contract if a mutual agreement regarding terms, specifications and price cannot be reached. These uncertainties or loss of negotiating leverage associated with long delays could have a material adverse impact on our business, financial condition, results of operations, cash flows and equity.
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
_____________________________________________________________________

We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures. We participate in U.S. and international markets that are subject to uncertain economic conditions. In particular, U.S. federal, state and local government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors. In addition, certain of our non-U.S. customers, including in the Middle East and other oil or natural gas-producing countries, could be adversely affected by weakness or volatility in oil or natural gas prices, or negative expectations about future prices or volatility or impacts of the war between Israel and Hamas, which could adversely affect demand for our products, systems, services or technologies. As a result of that uncertainty, it is difficult to develop accurate estimates of the level of growth in the markets we serve. Because those estimates underpin all components of our budgeting and forecasting, our estimates or guidance for future revenue, income and expenditures may be inaccurate, and we may make significant investments and expenditures but never realize the anticipated benefits.
We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability. Ongoing instability and current conflicts in global markets, including in the Ukraine and Eastern Europe, Israel, the Gaza Strip and the Middle East and Asia, and the potential for other conflicts and future terrorist activities and other recent geo-political events throughout the world, including new or increased economic and trade sanctions, have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations and profitability. These types of matters cause uncertainty in financial and insurance markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate.
Unfavorable credit conditions in financial markets outside of the U.S. could adversely affect the ability of our international customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products and services or impact the ability of our customers to make payments. These matters also may cause us to experience increased costs, such as for insurance coverage and performance bonds (or for them to be unavailable altogether), as well as difficulty with financing our operating, investing or financing (or refinancing) activities.
We are subject to government investigations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity. U.S. Government contractors are subject to extensive legal and regulatory requirements, including ITAR and U.S. Foreign Corrupt Practices Act (“FCPA”), and from time to time agencies of the U.S. Government investigate whether we have been and are operating in accordance with these requirements. We may cooperate with the U.S. Government in those investigations. Under U.S. Government regulations, an indictment of L3Harris by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in us being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity. A conviction, or an administrative finding against us that satisfies the requisite level of seriousness, could result in debarment from contracting with the U.S. Government for a specific term, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally. We are dependent on sales to customers outside the U.S. The percentage of our total revenue represented by revenue from products and services where the end consumer is located outside the U.S., including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 21%, 23% and 22% in fiscal 2023, 2022 and 2021, respectively. In fiscal 2023, 45% of our international business was transacted in local currency. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a significant portion of our international revenue is from, and a significant portion of our business activity is being conducted with or in, less-developed countries and sometimes countries with unstable governments, or in areas of military conflict or at military installations. Other risks of doing business internationally include:
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
_____________________________________________________________________

•Contractual obligations to non-U.S. customers that may include specific in-country purchases, investments, manufacturing agreements or financial or other support obligations, known as offset obligations, that may extend for years, require teaming with local companies and result in significant penalties if not satisfied;
•Issues related to involving international dealers, distributors, sales representatives and consultants;
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
•Changes in government, economic and political policies, political or civil unrest, acts of terrorism, threats of international boycotts, U.S. anti-boycott legislation or sanctions against U.S. defense companies; and
•Increased risk of an incident resulting in damage or destruction to our facilities or products or resulting in injury or loss of life to our employees, subcontractors or other third parties.
Business and Operational Risks
We depend on our subcontractors and suppliers to provide materials, components, subsystems and services for many of our products and services, and failures in or disruptions to our supply chain could cause our products and or services to be produced or delivered in an untimely or unsatisfactory manner. Our ability to manufacture and deliver products and services to our customers requires our U.S. and non-U.S. subcontractors and suppliers to provide a variety of materials, components, subsystems and services. Some of our programs are very long duration with complex re-qualification and we must ensure long term supply capacity of subcontractors and suppliers. In some instances, we depend upon a single supplier for components, which adds risk because that supplier may at times be unable to meet our needs and because we may have little negotiating leverage with sole-source suppliers. Identifying and qualifying dual and second-source suppliers can be difficult, time consuming and may result in increased costs. Any inability to timely develop cost-effective alternative sources of supply could materially impact our ability to manufacture and deliver products and services to our customers.
In addition, we are required to procure certain materials and components, including certain microelectronic components, from U.S. Government-approved supply sources. Certain heightened regulatory requirements that may apply to these sources can further limit the subcontractors and suppliers we may utilize. Legislation, regulatory changes or other governmental actions, including product certification or stewardship requirements, sourcing restrictions, tariffs, embargos, product authenticity, cybersecurity regulation, and environmental standards (e.g., greenhouse gas emission limitations) may all impact our subcontractors and suppliers.
From time to time, as with any industry, our subcontractors and suppliers experience financial and operational difficulties outside of our direct control, which may impact their ability to deliver the materials, components, subsystems and services we need. The number of contracts where we act as a prime contractor (62% in 2023) further increases our exposure to subcontractor and supplier failures and disruptions.
In recent years, global supply chains, including ours, have experienced significant disruption from material availability and supplier performance, as well as extended lead times, pricing volatility, inflationary pressures and labor issues. We and our subcontractors and suppliers have also experienced difficulties in the timely procurement of necessary materials and components, including microelectronics. Current geopolitical conditions, including sanctions and other trade restrictive activities and strained inter-country relations, have contributed to issues procuring necessary materials and components. For example, some materials and components in our supply chain have previously been sourced from areas now under sanctions or other trade restrictions, such as specialty metals from Russia and certain equipment from China, or are currently sourced from areas which are at risk of sanctions or other trade restrictive actions, not just by the United States but by other nations or groups, such as the European Union.
All of these issues have led to significant supplier and subcontractor performance failures and delays, which have negatively impacted our production flow, results of operations, financial condition and cash flows. For example, in fiscal 2022 and to a lesser extent in fiscal 2023, revenue, operating income and orders in our CS segment were adversely impacted by supply chain disruptions, although we implemented supply chain resiliency initiatives that mitigated these disruptions during 2023. These efforts included leveraging our scale to better negotiate with our suppliers, investing in tools and analytics to assess supplier risk, strengthening relationships with key suppliers and entering into long-term strategic partnerships, seeking alternate supply sources and pursuing various cost reductions. However, while we continuously work to implement supply chain resiliency initiatives such as these, we cannot guarantee the success of any of these efforts. Material supply disruptions may still occur in the future,
_____________________________________________________________________

leading to untimely delivery or unsatisfactory quality of products and services, and potentially adversely affecting our business, operational results, financial condition and cash flow.
We must attract and retain key employees, and any failure to do so could seriously harm us. Our future success depends to a significant degree upon the continued contributions of our management and our ability to attract and retain highly-qualified management and technical personnel, including engineers and employees who have U.S. Government security clearances, particularly clearances of top secret and above. While we have robust processes in place to ensure we have the right talent in place to meet our commitments, to the extent that the demand for qualified personnel exceeds supply in certain areas, we could also experience higher labor, recruiting or training costs in order to attract and retain such employees. Failure to attract and retain such personnel would damage our future prospects and could adversely affect our ability to succeed in our human capital goals and priorities, as well as negatively impact our business and operating results.
We could be negatively impacted by a security breach, through cyber-attack, cyber intrusion, insider threats or otherwise, or other significant disruption of our Information Technology (“IT”) networks and related systems or of those we operate for certain of our customers. We face the risk of a security breach, whether through cyber-attack, cyber intrusion or insider threat via the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or with access to systems inside our organization, subcontractors or suppliers, threats to the physical security of our facilities and employees or other significant disruption of our IT networks and related systems or those of our suppliers or subcontractors. We face an added risk of a security breach or other significant disruption of the IT networks and related systems that we develop, install, operate and maintain on behalf of certain customers, which may involve managing and protecting information relating to national security and other sensitive government functions. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, is persistent and substantial as the volume, intensity and sophistication of attempted attacks, intrusions and threats from around the world remain elevated and unlikely to diminish.
As an advanced technology-based solutions provider, and particularly as a government contractor with access to national security or other sensitive government information, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary information on our IT networks and related systems, our classified networks, and to the IT networks and related systems that we operate and maintain for certain of our customers. These types of information and IT networks and related systems are critical to the operation of our business and essential to our ability to perform day-to-day operations, and, in some cases, are critical to the operations of certain of our customers. We make efforts to maintain the security and integrity of these types of information and IT networks and related systems and have implemented various measures to manage the risk of a security breach or disruption. See “Item 1C -Cybersecurity" in this Report for further discussion of or risk management and strategy related to cybersecurity threats. Our efforts and measures have not been entirely effective in the case of every cyber security incident, but no incident has had a material negative impact on us to date. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and cyber intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks due to the nature of our business and the industries in which we operate. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures. Thus, it is impossible for us to entirely mitigate this risk, and future cyber security incidents could have a material negative impact on us. A security breach or other significant disruption involving these types of information and IT networks and related systems could:
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
_____________________________________________________________________

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
Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, cash flows and equity, reputation, ability to protect data, assets, and intellectual property, maintenance of customer and vendor relationships, competitive posture, and could lead to litigation or regulatory investigations or actions.
Our future success will depend on our ability to develop new products and services and technologies that achieve market acceptance in our current and future markets. Our businesses are characterized by rapidly changing technologies and evolving industry standards. To remain competitive, we need to continue to design, develop, manufacture, assemble, test, market and support new products and services and technologies, which will require the investment of significant financial resources. We have allocated substantial funds for such investments through customer-funded and internal R&D, acquisitions or other teaming arrangements. This practice will continue to be required, but we may not be able to successfully identify new opportunities and may not have the necessary financial resources to develop new products and services and technologies in a timely or cost-effective manner. Furthermore, the need to make these expenditures could divert our attention and resources from other projects, and we cannot be sure that these expenditures ultimately will lead to the timely development of new products and services or technologies. Due to the design complexity of some of our products and services and technologies, we may experience delays in completing development and introducing new products and services or technologies in the future. Any delays could result in increased costs of development or divert resources from other projects.
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
We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption. Our corporate headquarters and significant business operations are located in Florida, which is subject to the risk of major hurricanes. Our worldwide operations and operations of our suppliers and customers could be subject to natural disasters (including those as a result of climate change) or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics, pandemics, acts of terrorism, power shortages and blackouts, telecommunications failures and other natural and man-made disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, subcontractors, distributors, resellers or customers, including inability of employees to work; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses, delay or decrease orders and revenue from our customers and have a material adverse effect on the continuity of our business and our business, financial condition, results of operations, cash flows and equity. Additionally, we could incur significant costs to improve the climate-related resiliency of our infrastructure and supply chain and otherwise prepare for, respond to and mitigate the effects of climate change.
With our acquisition of AJRD, there is risk of the release, unplanned ignition, explosion, or improper handling of dangerous materials used in our business, which could disrupt our operations and adversely affect our financial results. With our acquisition of AJRD, our business operations are subject to risk in connection with the handling, production, and disposition of potentially explosive and ignitable energetic materials and other dangerous chemicals, including motors and other materials used in rocket propulsion. The handling, production, transport, and
_____________________________________________________________________

disposition of hazardous materials could result in incidents that temporarily shut down or otherwise disrupt our manufacturing operations and could cause production delays. A release of these chemicals or an unplanned ignition or explosion could result in death or significant injuries to employees and others. Material property damage to us or third parties could also occur.
The use of these products in applications by our customers could also result in liability if an explosion, unplanned ignition or fire were to occur. Extensive regulations apply to the handling of explosive and energetic materials, including but not limited to, regulations governing hazardous substances and hazardous waste. We regularly review safety related to these products with our Board of Directors (“Board”). The failure to properly store and ultimately dispose of such materials could create significant liability and/or result in regulatory sanctions. Any release, unplanned ignition or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
Failure to achieve the expected results of LHX NeXt could adversely affect our future financial condition and results of operations. In Fiscal 2023, we announced LHX NeXt, a targeted three-year program designed to enhance organizational agility and performance by leveraging our scale and relationships across segments to drive operational efficiency and competitiveness for the enterprise. There can be no assurances that the initiatives that are part of LHX NeXt will achieve their desired results.
Financial Risks
Changes in estimates we use in accounting for many of our programs could adversely affect our future financial condition and results of operations. Accounting for our contracts requires judgment relative to assessing risks, including estimating contract revenue and costs and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenue and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding: (i) the nature and complexity of the work to be performed; (ii) subcontractors’ and suppliers’ expected performance; (iii) availability and costs of labor, materials, components subsystems and services (including expected increases in wages and prices); (iv) the length of time to complete the contract; (v) the allocation of transaction price to one or more performance obligations based on the products and services promised to the customer; (vi) incentives or penalties related to performance on contracts in estimating revenue and profit rates, and recording them when there is sufficient information for us to assess anticipated performance; and (vii) estimates of award fees in estimating revenue and profit rates based on actual and anticipated awards.
Our gross margins and operating income can be adversely affected when estimated contract costs increase, from our initial estimates (resulting in an Estimate At Completion (“EAC”) adjustment) especially without comparable increases in revenue. There are many reasons estimated contract costs can increase, including: (i) supply chain disruptions, inflation and labor issues; (ii) design or other development challenges; and (iii) program execution challenges (including from technical or quality issues and other performance concerns). However, because of the significance of the judgments and the difficulties inherent in estimating future costs, we cannot guarantee that estimated revenues and contract costs will not change in the future. Any cost growth or changes in estimated contract revenues and costs may adversely affect results of operations and financial condition. For additional information regarding our critical accounting estimates applicable to our accounting for our contracts, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical Accounting Estimates” of this Report.
Our level of indebtedness and our ability to make payments on or service our indebtedness and our unfunded defined benefit plans liability may materially adversely affect our financial and operating activities or our ability to incur additional debt. At December 29, 2023, we had $11.5 billion in aggregate principal amount of outstanding debt and $227 million of unfunded defined benefit plan liabilities. Our ability to make payments on and to refinance our current or future indebtedness, and our ability to make contributions to our unfunded defined benefit plans liability, will depend on our ability to generate cash from operations, financings and investments, which may be subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
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
_____________________________________________________________________

who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.
The level of returns on defined benefit plan assets, changes in interest rates and other factors could materially adversely affect our financial condition, results of operations, cash flows and equity. A substantial portion of our retired employee population and a portion of our current employee population are covered by defined benefit pension and other postretirement defined benefit plans (collectively, “defined benefit plans”). We may experience significant fluctuations in costs related to defined benefit plans as a result of macro-economic factors, such as interest rates, that are beyond our control. The cost of our defined benefit plans is incurred over long periods of time and involves various factors and uncertainties during those periods that can be volatile and unpredictable, including the rates of return on defined benefit plan assets, discount rates used to calculate liabilities and expenses, mortality of plan participants and trends for future medical costs. We develop our assumptions using relevant plan experience and expectations in conjunction with market-related data. These assumptions and other actuarial assumptions may change significantly due to changes in economic, legislative and/or demographic experience or circumstances. Significant changes in key economic indicators, financial market volatility, future legislation and other governmental regulatory actions could materially affect our financial condition, results of operations, cash flows and equity.
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
•Increases in expenses not fully deductible for tax purposes, including impairment of goodwill or other long-term assets in connection with mergers or acquisitions;
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
_____________________________________________________________________

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
Unforeseen environmental issues, including regulations related to GHG emissions or change in customer sentiment related to environmental sustainability, could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity. Our operations are subject to various U.S. federal, state and local, as well as certain foreign, environmental laws and regulations within the countries in which we operate relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in our operations. The real estate assets acquired as part of our acquisition of AJRD in particular are subject to various risks, including that our reserves for estimated future environmental obligations may prove to be insufficient, we may be unable to complete environmental remediation or, we may be unable to have state and federal environmental restrictions on lifted. In addition, we could be affected by future environmental laws or regulations, including, for example, new restrictions on materials used in our operations or claims asserted in response to concerns over climate change, such as regulations related to GHG emissions, other aspects of the environment or natural resources. Changes in government procurement laws that mandate or include climate change considerations, such as the contractor’s GHG emissions, lower emission products or other climate risks, in evaluating bids could result in costly changes to our operations or affect our competitiveness on future bids. Compliance with current and future environmental laws and regulations may require significant operating and capital costs. Environmental laws and regulations may institute substantial fines and criminal sanctions as well as facility shutdowns to address violations and may require the installation of costly pollution control equipment or operational changes to limit emissions or discharges. Our suppliers may face similar business interruptions and incur additional costs that may increase the price of materials needed for manufacturing. We also incur, and expect to continue to incur, costs to comply with current environmental laws and regulations related to remediation of conditions in the environment. In addition, if violations of environmental laws result in us, or in one or more of our operations, being identified as an excluded party in the U.S. Government’s System for Award Management, then we or one or more of our operations would become ineligible to receive certain contracts, subcontracts and other benefits from the federal government or to perform work under a government contract or subcontract. Generally, such ineligibility would continue until the basis for the listing has been appropriately addressed. If our responses to new or evolving legal and regulatory requirements or other sustainability concerns are unsuccessful or perceived as inadequate for the U.S. or our international markets, we also may suffer damage to our reputation, which could adversely affect our business. Developments such as the adoption of new environmental laws and regulations, stricter enforcement of existing laws and regulations, violations by us of such laws and regulations, discovery of previously unknown or more extensive contamination, litigation involving environmental impacts, our inability to recover costs associated with any such developments under previously priced contracts or financial insolvency of other responsible parties could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners. We have implemented compliance controls, training, policies and procedures designed to prevent and detect reckless or criminal acts from being committed by our employees, agents or business partners that would violate the laws of the jurisdictions in which we operate, including laws governing payments to government officials, such as the FCPA, the protection of export-controlled or classified information, such as ITAR, false claims, procurement integrity, cost accounting and billing, competition, information security and data privacy and the terms of our contracts.
We cannot ensure, however, that our controls, training, policies and procedures will prevent or detect all such reckless or criminal acts, and we have been adversely impacted by such acts in the past. If not prevented, such acts could subject us to civil or criminal investigations, monetary and non-monetary penalties and suspension and debarment by the U.S. Government and could have a material adverse effect on our business, results of operations and reputation. In addition, misconduct involving data security lapses resulting in the compromise of personal information or the improper use of our customers’ sensitive or classified information could result in remediation costs, regulatory sanctions against us and serious harm to our reputation and could adversely impact our ability to continue to contract with the U.S. Government.
_____________________________________________________________________

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
We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity. We are exposed to liabilities that are unique to the products and services we provide. A significant portion of our business relates to designing, developing and manufacturing advanced defense, technology and communications systems and products. New technologies associated with these systems and products may be untested or unproven. Components of certain defense systems and products we develop are inherently dangerous. Failures of satellites, missile systems, air traffic control systems, electronic warfare systems, space superiority systems, command, control, computers, communications, cyber, ISR, homeland security applications and aircraft have the potential to cause loss of life and extensive property damage. Other examples of unforeseen problems that could result, either directly or indirectly, in the loss of life or property or otherwise negatively affect revenue and profitability include loss on launch of spacecraft, premature failure of products that cannot be accessed for repair or replacement, problems with quality and workmanship, country of origin, delivery of subcontractor components or services and unplanned degradation of product performance. In addition, problems and delays in development or delivery as a result of issues with respect to design, technology, licensing and patent rights, labor, learning curve assumptions or materials and components could prevent us from achieving contractual requirements. In many circumstances, we may receive indemnification from the U.S. Government. We generally do not receive indemnification from foreign governments. Although we maintain insurance for certain risks, including certain cybersecurity exposures, the amount of our insurance coverage may not be adequate to cover all claims or liabilities, and we may be forced to bear substantial costs from an accident or incident. It also is not possible for us to obtain
_____________________________________________________________________

insurance to protect against all operational risks and liabilities. Substantial claims resulting from an incident in excess of U.S. Government indemnity and our insurance coverage would harm our financial condition, results of operations, cash flows and equity. Other factors that may affect revenue and profits include loss of follow-on work, and, in the case of certain contracts, liquidated damages, penalties and repayment to the customer of contract cost and fee payments we previously received. Moreover, any accident or incident for which we are liable, even if fully insured, could negatively affect our standing with our customers and the public, thereby making it more difficult for us to compete effectively, and could significantly impact the cost and availability of adequate insurance in the future.
Strategic Transactions and Investments Risks
Challenges arising from the expanded operations related to the acquisition of AJRD may affect our future results. Our recent acquisitions have expanded the size and complexity of our business. Our future success depends, in part, on the ability to integrate AJRD, and to anticipate and overcome challenges arising from the expansion of our operations, including challenges related to expanded operations and new manufacturing processes and products or services, and the associated costs and complexity. There can be no assurance that we will be able to anticipate or overcome all of the challenges resulting from our expanding operations or that we will realize the expected benefits of the acquisitions in the intended timeframe or at all, which may cause our future results to be adversely affected.
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
•Potential loss of key employees or customers of the businesses acquired or to be divested;
•Risk of diverting the attention of senior management from our existing operations; and
•Risk that we have a future impairment charge related to the acquired goodwill or other long-term assets.
Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other intangible assets to become impaired, resulting in substantial losses and write-downs that would materially adversely affect our results of operations and financial condition. A significant portion of our assets consist of goodwill and other intangible assets, primarily recorded as the result of acquisitions. Assumptions and judgments in determining initial acquisition price may subsequently prove to have been inaccurate and unforeseen issues could arise, which could adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase price. We evaluate the recoverability of recorded goodwill annually, as well as when we change reporting units (either as a result of a reorganization or as the result of divestiture activity) and when events
_____________________________________________________________________

or circumstances indicate there may be an impairment. If an impairment exists, we record the charge in the period of determination. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition. For additional information on our accounting policies related to impairment of goodwill, see our discussion under “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 1: Significant Accounting Policies and Note 6: Goodwill and Intangible Assets in the Notes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 1C.	CYBERSECURITY.
Risk Management and Strategy
We assess and identify material risks from cybersecurity threats primarily through the work of our Information Security organization as part of our enterprise risk management (“ERM”) process. The ERM process, administered by management with input from each business segment and function, continually monitors material risks facing L3Harris, including cybersecurity threats. Our Chief Information Officer (“CIO”), has extensive experience leading information technology for global organizations across aerospace, defense and industrials, works directly with our CEO and other members of senior management to assess cybersecurity threats as part of the ERM process. The CIO also oversees the internal cybersecurity organization of more than 100 full-time employees headed by our Chief Information Security Officer (our “Cybersecurity Team”).
Risks related to cybersecurity threats are reflected in an enterprise risk “heat map,” along with other material risks identified through the ERM process, and any mitigation plans developed to manage such risks are reported to our Board. The “heat map” includes risks related to cybersecurity threats to L3Harris and our customers, suppliers, vendors, subcontractors or other third parties, and the possibility of a data breach of our confidential, personal and proprietary information through a cybersecurity incident impacting L3Harris or any third party. We could be negatively impacted by a security breach, through cyber-attack, cyber intrusion, insider threats, supply chain incidents, or otherwise, or other significant disruption of our IT networks and related systems or of those we operate for certain of our customers. See “Item 1A - Risk Factors” in this Report for further discussion of specific risks related to cybersecurity threats.
To actively manage cybersecurity risks identified as part of the ERM process or otherwise and to manage emerging cybersecurity threats in real time, management has implemented an ISO 27001 certified Information Security Management System. Our Cybersecurity Team operates a Security Operations Center that continuously monitors activity, frequently scans applications and systems for vulnerabilities to risk from cybersecurity threats and creates action plans to address and track identified cybersecurity threats until they have been remediated. Activities and cybersecurity incidents are reported to our CIO, who briefs senior management, including our CEO, as well the Innovation and Cyber Committee of our Board (the “Innovation and Cyber Committee”) and the Audit Committee of our Board (the “Audit Committee”), as appropriate. Our Cybersecurity Team also routinely engages with third parties, including government agencies focused on cyber resiliency, to manage risks from cybersecurity threats. For example, we are members of the DoD Defense Industrial Base Collaborative Information Sharing Environment, the National Defense Information Sharing and Analysis Center, and the National Security Agency Enduring Security Framework. These organizations share real-time cybersecurity threat information and best practices in protecting, detecting and recovering from cybersecurity threats.
We also have a counterintelligence and insider threat program to detect potential external and internal threats, conducted by purposeful or unwitting actors. As a government contractor, we must comply with extensive cybersecurity regulations, including the Defense Federal Acquisition Regulation Supplement (“DFARS”) related to adequately safeguarding controlled unclassified information (“CUI”) and reporting cybersecurity incidents to the DoD. The policies and implemented controls reflect our adherence to these requirements and have been assessed by external organizations, including industry partners and the federal government.
To mitigate cybersecurity risk introduced from our supply chain, we have a dedicated Cybersecurity - Supply Chain Risk Management team. This team assesses new suppliers against best cybersecurity practices, ensures cybersecurity regulations are contractually obligated and coordinates mitigation actions across the company if a supplier is impacted by a cybersecurity incident. They utilize industry monitoring services to identify potential supply chain incidents and work closely with our Cybersecurity team to understand the latest threats affecting our industry.
_____________________________________________________________________

Additionally, as part of our processes to manage risks related to a breach in our information systems, management requires employees to take annual cybersecurity training and shares regular awareness updates regarding cybersecurity threats. Our Cybersecurity Team regularly tests employees throughout the year to assess the effectiveness of the cybersecurity training. We also periodically conduct penetration testing of our network, hold tabletop exercises of cyber incidents, and undertake cybersecurity assessments led by Internal Audit to improve our risk mitigation and assist in the determination of a potential material impact caused by a cybersecurity incident.
Governance
The Audit Committee provides regular oversight and review of our ERM process and other guidelines and policies governing the processes by which our CEO and senior management assess our exposure to risk, including risk from cybersecurity threats. The Innovation and Cyber Committee receives regular briefings from our CIO, Chief Information Security Officer and other members of senior management on cybersecurity threats and related matters and assists the Audit Committee in its oversight and review of our ERM process.
The Innovation and Cyber Committee reviews our cybersecurity risk across the enterprise at least annually, including IT, supply chain and products and our cybersecurity strategy framework and operational posture. The Innovation and Cyber Committee also reviews our IT, data security and other systems, processes, policies, procedures and controls at least annually to (a) identify, assess, monitor and mitigate cybersecurity risks; (b) identify measures to protect and safeguard against cybersecurity threats and breaches of confidential information and data and IT infrastructure and our other assets or assets of our customers or other third parties in our possession or custody; (c) support the response and management of cybersecurity threats and data breach incidents; and (d) aid in compliance with legal and regulatory requirements governing cybersecurity or data security reporting requirements. The Innovation and Cyber Committee reports its activities to the full Board on a regular basis and makes such recommendations to the Board and management with respect to risks from cybersecurity threats and other matters as it deems necessary or appropriate.

ITEM 2.	PROPERTIES.
As of December 29, 2023, we operated approximately 300 locations in the U.S., Canada, EMEA, APAC and South America, consisting of approximately 27 million square feet of manufacturing, administrative, R&D, warehousing, engineering and office space, of which we owned approximately 12 million square feet and leased approximately 15 million square feet. As of December 29, 2023, we had major operations at the following locations:
SAS — Palm Bay, Melbourne and Malabar, Florida; Rochester and Amityville, New York; Clifton, New Jersey; Van Nuys, San Diego, San Leandro and Menlo Park, California; Colorado Springs, Colorado; Herndon, Virginia; Fort Wayne, Indiana; Wilmington, Massachusetts; and Alpharetta, Georgia.
IMS — Greenville, Waco, Rockwall and Plano, Texas; Mirabel and Waterdown, Canada; Camden, New Jersey; Anaheim, California; Mason and Cincinnati, Ohio; Tulsa, Oklahoma; Salt Lake City, Utah; Philadelphia, Pennsylvania; Crawley, United Kingdom; and Grand Rapids, Michigan.
CS — Salt Lake City, Utah; Rochester, New York; Londonderry, New Hampshire; Lynchburg, Virginia; Tempe, Arizona; Carlsbad, California; Farnborough, United Kingdom; Brisbane, Australia; Sunrise, Florida; and Abu Dhabi, United Arab Emirates.
AR — Camden, Arkansas; Chatsworth, California; Huntsville, Alabama; West Palm Beach, Florida; Orange, Virginia; Redmond, Washington; Orlando, Florida; Hancock County, Mississippi; and Jonesborough, Tennessee.
Corporate — Melbourne, Florida; and Washington, D.C.
Our facilities are suitable and adequate for their intended purposes, are well-maintained, are generally in regular use and have capacities adequate for current and projected needs. We will, from time to time, acquire additional facilities, expand existing facilities and dispose of existing facilities or parts thereof, as management deems necessary. See Note 5: Property, Plant and Equipment, Net and Note 11: Leases in the Notes for more information on our owned properties and our lease obligations, respectively.

ITEM 3.	LEGAL PROCEEDINGS.
See Note 15: Legal Proceedings, Commitments and Contingencies included in our Notes for information relating to our legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.
_____________________________________________________________________

INFORMATION ABOUT OUR EXECUTIVE OFFICERS.
The name, age, position held with us and principal occupation and employment during at least the past five years for each of our executive officers as of February 16, 2024 were as follows:

Name and Age	Position Currently Held and Past Business Experience
Kenneth L. Bedingfield, 51
Chief Financial Officer (“CFO”) since December 11, 2023. Before joining L3Harris, Mr. Bedingfield worked at Epirus, Inc. (“Epirus”) as CEO from December 2022 to December 2023, President and Chief Operating Officer from August 2022 to December 2022, and as CFO from June 2020 to December 2022. Prior to Epirus, Mr. Bedingfield worked at Northrop Grumman Corporation (“Northrop Grumman”) most recently as CFO from 2015 to 2020, Aerospace Sector CFO from 2013 to 2015, and Corporate Controller and Chief Accounting Officer from 2011 to 2013. Prior to Northrop Grumman, Mr. Bedingfield spent 17 years at KPMG, serving as the Partner of the Aerospace & Defense Audit Practice.

Christopher E. Kubasik, 62	Chair and CEO since June 29, 2022. Vice Chair and CEO from June 29, 2021. Vice Chair, President and Chief Operating Officer from June 29, 2019 to June 29, 2021. Served with L3 Technologies, Inc. (“L3”), as Chairman, CEO and President from May 2018 to June 2019; as CEO and President from January 2018 to May 2018.
Samir B. Mehta, 51	President, CS since January 2023. Before joining L3Harris, Mr. Mehta worked at Collins Aerospace, a subsidiary of RTX, as President of Advanced Structures from 2018 to 2022 and President, Aftermarket from 2017 to 2018. Prior to RTX, Mr. Mehta spent over 17 years with Sikorsky Aircraft, notably serving as President, Defense Systems and Services.
Scott T. Mikuen, 62	Senior Vice President, General Counsel and Secretary since February 2013. General Counsel since 2010 and Secretary since 2004. Mr. Mikuen joined L3Harris as finance counsel in 1996.
Corliss J. Montesi, 59	Vice President and Principal Accounting Officer since August 2021. Vice President, Internal Audit from June 2020 to August 2021. Before joining L3Harris, Ms. Montesi worked at Stanley Black and Decker as Vice President, Functional Transformation – Shared Services from 2018 to 2019; and as Vice President, Corporate Controller from 2014 to 2018.
Ross S. Niebergall, 60	President, AR since July 2023. Vice President, AR Integration from March 2023 to July 2023. Vice President and Chief Technology Officer from July 2017 to March 2023. Before joining L3Harris, Mr. Niebergall worked at RTX, for over 10 years, notably serving as the Vice President and Deputy for Development Programs, Engineering and Technology from 2016 to 2017 and CEO of Thales Raytheon Systems from 2014 to 2016.
Melanie Rakita, 46	Vice President and Chief Human Resources Officer since April 2023. Vice President, Human Resources for IMS from February 2023 to March 2023, for SAS from July 2019 to February 2023, and for Electronic Systems from February 2018 to June 2019. Vice President of Talent and Inclusion from February 2017 to February 2018. Vice President, Critical Networks from November 2015 to February 2017. Before joining L3Harris, Ms. Rakita worked for United Technologies Corporation from 2008 to 2015.
Jonathan P. Rambeau, 51	President, IMS since October 2022. Before joining L3Harris, Mr. Rambeau worked at Lockheed Martin for 26 years, notably serving as Vice President and General Manager, Integrated Warfare Systems and Sensors of the Rotary and Mission Systems business from 2020 to 2022 and Vice President and General Manager, C6ISR, Rotary and Mission Systems from 2016 to 2020.
Sean J. Stackley, 66	Senior Vice President, Strategy & Growth since October 2022. President, IMS from June 2019 to October 2022. Served with L3 as Senior Vice President and President of Communications & Networked Systems Segment from September 2018 to June 2019; and as Corporate Vice President, Strategic Advance Programs and Technologies from January 2018 to September 2018. Before joining L3 in January 2018, (Hon.) Mr. Stackley spent four decades in public service, including a 27-year career with the U.S. Navy, where he most recently was Acting Secretary of the Navy from January 2017 to July 2017 and Secretary of the Navy for Research, Development and Acquisition from 2008 to 2017.
Edward J. Zoiss, 59	President, SAS since June 2019. President, Electronic Systems from July 2015 to June 2019. Vice President and General Manager, Defense Programs, Government Communications Systems from June 2013 to July 2015.
There is no family relationship between any of our executive officers or directors. All of our executive officers are elected annually and serve at the pleasure of our Board.
_____________________________________________________________________

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock, par value $1.00 per share, is listed and traded on the New York Stock Exchange (“NYSE”), under the ticker symbol “LHX.” According to the records of our transfer agent, as of February 9, 2024, there were 9,667 holders of record of our common stock.
Dividends
We paid per share cash dividends on our common stock of $1.14 each quarterly period of fiscal 2023, $1.12 each quarterly period of fiscal 2022 and $1.02 each quarterly period of fiscal 2021. Our annualized per share cash dividend rate was $4.56 in fiscal 2023, $4.48 in fiscal 2022 and $4.08 in fiscal 2021. Quarterly cash dividends are typically paid in March, June, September and December. We currently expect to continue paying cash dividends in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The declaration of dividends by our Board and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board may deem relevant.
L3Harris Stock Performance Graph
The following performance graph is not deemed to be filed with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and should not be deemed to be incorporated by reference into any other previous or future filings by us under the Securities Act or the Exchange Act.
The performance graph and table below compare the fiscal year in the period ended June 28, 2019, the fiscal transition period for the two quarters ended January 3, 2020, fiscal 2020, fiscal 2021, fiscal 2022 and fiscal 2023 cumulative total shareholder return (“TSR”) of our common stock (the common stock of Harris Corporation prior to the L3Harris Merger on June 29, 2019, and the common stock of L3Harris Technologies, Inc. after the L3Harris Merger) with the comparable cumulative total returns of the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the Standard & Poor’s 500 Aerospace & Defense Index (“S&P 500 Aerospace & Defense”). The figures in the performance graph below assume an initial investment of $100 at the close of business on June 29, 2018 in L3Harris common stock, the S&P 500 and the S&P 500 Aerospace & Defense and the reinvestment of all dividends.
_____________________________________________________________________

COMPARISON OF THE FISCAL YEAR ENDED JUNE 28, 2019 (PRIOR TO THE L3HARRIS MERGER), THE FISCAL TRANSITION PERIOD FOR THE TWO QUARTERS ENDED JANUARY 3, 2020, FISCAL 2020, FISCAL 2021, FISCAL 2022 AND FISCAL 2023 CUMULATIVE TOTAL RETURN AMONG L3HARRIS, S&P 500 AND S&P 500 AEROSPACE & DEFENSE

$250
$200
$150
$100
$50
June 29, 2018
June 28, 2019
January 3, 2020
January 1, 2021
December 31, 2021
December 30, 2022
December 29, 2023
L3Harris
S&P 500
S&P 500 Aerospace & Defense

Recent Sales of Unregistered Securities
During fiscal 2023, we did not issue or sell any unregistered securities.
Issuer Purchases of Equity Securities
On January 28, 2021, we announced that our Board approved a $6.0 billion share repurchase authorization under our repurchase program. On October 21, 2022, we announced that our Board approved an additional $3.0 billion share repurchase authorization that was in addition to the remaining unused authorization of 1.5 billion at that time. Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof.
During fiscal 2023, we repurchased 2.5 million shares of our common stock under our share repurchase program for $0.5 billion at an average share price of $204.38, excluding commissions of $0.02 per share. During fiscal 2022, we repurchased 4.7 million shares of our common stock under our share repurchase program for $1.1 billion at an average share price of $231.44, excluding commissions of $0.02 per share. As of December 29, 2023, the remaining unused authorization under our repurchase programs was $3.9 billion.
Employee transactions are represented by a combination of (a) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance units, restricted units or restricted shares that vested during the quarter and (b) performance units, restricted units or restricted shares returned to us upon retirement or employment termination of employees. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
_____________________________________________________________________

The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended December 29, 2023.

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)
Month No. 1
(September 30, 2023 - October 27, 2023)
Repurchase program(1)	—	$—	—	$3,935
Employee transactions(2)	20,761	$171.09	—	—
Month No. 2
(October 28, 2023 - November 24, 2023)
Repurchase program(1)	—	$—	—	$3,935
Employee transactions(2)	26,591	$185.30	—	—
Month No. 3
(November 25, 2023 - December 29, 2023)
Repurchase program(1)	—	$—	—	$3,935
Employee transactions(2)	9,314	$200.54	—	—
Total	56,666		—	$3,935
_______________
*Periods represent our fiscal months.
(1)On October 21, 2022, we announced that our Board approved a $3 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of 1.5 billion at that time. Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of December 29, 2023, the remaining unused authorization under our repurchase programs was $3.9 billion (as reflected in the table above).
(2)Represents a combination of (a) shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance units or restricted units that vested during the quarter and (b) performance units or restricted units returned to us upon retirement or employment termination of employees. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

ITEM 6.	[RESERVED.]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations for fiscal 2023 compared with fiscal 2022. A discussion of fiscal 2022 compared to fiscal 2021 can be found in Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2022 (our “Fiscal 2022 Form 10-K”). This MD&A is provided as a supplement to, should be read in conjunction with and is qualified in its entirety by reference to, our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this Report. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
OVERVIEW
We are the Trusted Disruptor in the defense industry. With customers’ mission-critical needs in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains. We support government customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products and services have defense and civil government
_____________________________________________________________________

applications, as well as commercial applications. As of December 29, 2023, we had approximately 50,000 employees, including approximately 20,000 engineers and scientists. We generally sell directly to our customers, and we utilize agents and intermediaries to sell and market some products and services, especially in international markets.
We structure our operations primarily around the products, systems and services we sell and the markets we serve, and we report the financial results of our continuing operations in the four segments: SAS, IMS, CS and AR. See Note 14: Business Segments in the Notes for further information regarding our business segments, including how we define segment operating income or loss.
U.S. and International Budget Environment
Our largest customers are various departments and agencies of the U.S. Government — the percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 76%, 74% and 75%, in fiscal 2023, 2022 and 2021, respectively.
On December 29, 2022, the President signed the Consolidated Appropriations Act, 2023 (H.R. 2617 ) into law, which provided $858 billion of national defense funding for the 2023 GFY, of which $816 billion was allotted to the DoD. On March 13, 2023, the President’s Budget Request for GFY 2024 (“2024 PBR”) was released. The 2024 PBR includes $842 billion for the DoD, a proposed increase of approximately 3% over the enacted GFY 2023 DoD budget. Many of our offerings funded in the enacted GFY 2023 DoD budget are also supported by the 2024 PBR, including responsive satellites, ISR aircraft, tactical communications and maritime solutions.
On June 3, 2023, the President signed into law the Fiscal Responsibility Act of 2023 (“FRA”), (P.L., 118-5) which suspended the federal debt limit through January 1, 2025 and established new discretionary funding limits for defense and non-defense accounts. The deal capped GFY 2024 national defense funding at $886 billion, including $842 billion for the DoD specifically, and non-defense funding at $704 billion. The FRA includes a provision that requires if a CR is in effect on January 1, 2024, for any discretionary account, the discretionary spending limits would be revised to reflect GFY23 enacted levels for defense and nondefense, decreased by 1%. If a final GFY2024 appropriations bill is not enacted by April 30, the 1% spending cuts would go into effect.
On September 30, 2023, the President signed a short-term CR, funding the government for 48 days through November 17, 2023. On November 17, 2023, the President signed a second CR into law. The second CR funded some government agencies through January 19, 2024, and other agencies, including the DoD, through February 2, 2024. On January 19, 2024, the President signed a third CR into law extending government funding through March 1 and March 8, respectively. Congress must enact full-year GFY appropriations bills or another CR to fund the government by those respective deadlines. While operating under a CR, government agencies are allocated a portion of GFY 2023 enacted funds, and DoD is prohibited from starting new programs.
The overall defense spending environment, both in the U.S. and internationally, reflects the continued impacts of the conflicts in Ukraine and geopolitical tensions across Asia and the Middle East, and changes to U.S. Government or international spending priorities have and could in the future impact our business.
For a discussion of U.S. Government funding risks and international business risks see “Item 1. Business -Government Contracts,” “Item 1. Business - International Business,” “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report.
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
For a discussion of inflation-related risks, see “Item 1A. Risk Factors” of this Report.
Acquisitions and Pending Divestitures
TDL Product Line. On January 3, 2023, we completed the acquisition of TDL for a purchase price of $1,958 million. TDL is reported within our CS segment.
AJRD. On July 28, 2023, we completed the acquisition of AJRD for a total net purchase price of $4,715 million. The operations of AJRD are reported in the newly established AR segment and in our corporate headquarters.
Pending Divestiture of CAS Disposal Group. On November 27, 2023, we announced that we entered into a definitive agreement to sell our CAS disposal group, which is included in our IMS segment.
_____________________________________________________________________

See Note 13: Acquisitions, Divestitures and Asset Sales in the Notes for further information.
Operating Environment, Strategic Priorities and Key Performance Measures
The heightened geopolitical tensions worldwide emphasize the need for strengthened deterrence to support the U.S. and its allies. With a national security, technology-focused portfolio, we are uniquely positioned to meet our customers’ evolving needs across all domains and deliver advanced capabilities to support the U.S. and its allies. Many of our offerings are supported in the 2024 GFY DoD budget, including responsive satellites, ISR aircraft, tactical communications, networked maritime systems and classified cyber solutions. In fiscal 2023, we received several key strategic contract awards across each of our domains, and we ended the year with backlog of $32.7 billion, a 47% increase over the prior year. Also in fiscal 2023, we invested $480 million (2% of total revenue) in company-funded R&D focused on technologies that expand our capabilities across our domains.
As noted in the “Acquisitions and Pending Divestitures” section above, during fiscal 2023, we closed on two acquisitions. The TDL acquisition provides us access to the Link 16 network and positions us to make the installed base of terminals more resilient and relevant, consistent with joint all-domain command and control (“JADC2”) modernization efforts. The AJRD acquisition provides access to new markets in missiles and missile defense as well as space exploration.
This year, we embarked on the next phase of the L3Harris evolution, known as LHX NeXt, a targeted three-year program designed to enhance organizational agility and performance by leveraging our scale and relationships across segments, driving operational efficiency and competitiveness for the enterprise. With this program we are investing in enterprise tools and optimized, revamped processes to unlock further opportunities for margin expansion and create additional value for our shareholders.
Our strategic priorities continue to be performance, growth and innovation, with “Performance First” continuing to be our primary focus. We plan to continue to invest, consistent with growth opportunities, and sustain our culture of innovation, while delivering on our commitments to investors, our customers and on every contract we are awarded. We intend to accomplish this by:
•Relentlessly focusing on program execution and continuous improvement;
•Strengthening the risk management culture that has developed over the highly volatile past three years;
•Seamlessly integrating TDL and AJRD; and
•Attracting, developing and retaining the skilled workforce key to our role as a Trusted Disruptor.
We use the following key financial performance measures to manage our business, which are discussed in detail below in the “Operations Review” and “Liquidity and Capital Resources” sections of this MD&A:
•Revenue;
•Operating income and margin; and
•Net cash provided by operating activities.
We also measure the success of our business using certain measures that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”), such as adjusted segment operating income (defined as operating income excluding certain corporate items and certain significant and/or nonrecurring items), earnings before interest and taxes, non-GAAP earnings per share, free cash flow (defined as net cash provided by operating activities less additions of property, plant and equipment net of proceeds from the sale of property, plant and equipment) and return on invested capital (defined as after-tax operating income from continuing operations divided by the five-point average of invested capital at the beginning and end of the period, where invested capital equals equity plus debt, less cash and cash equivalents), which may be calculated differently by other companies. We use these measures, along with our key financial performance measures above, to assess the success of our business and our ability to create shareholder value. We believe these measures are balanced among long-term and short-term performance, growth and innovation. We also use some of these and other performance metrics for executive compensation purposes.
_____________________________________________________________________

OPERATIONS REVIEW
Consolidated Results of Operations

	Fiscal Year Ended
(Dollars in millions, except per share amounts)	December 29, 2023	December 30, 2022

Revenue	$19,419	$17,062
Cost of revenue	(14,306)	(12,135)
% of total revenue	74%	71%
Gross margin	5,113	4,927
% of total revenue	26%	29%
General and administrative expenses	(3,262)	(3,006)
% of total revenue	17%	18%
Asset group and business divestiture-related (losses) gains, net	(51)	8
Impairment of goodwill and other assets	(374)	(802)
Operating income	1,426	1,127
Non-service FAS pension income and other, net[1]	338	425
Interest expense, net	(543)	(279)
Income from continuing operations before income taxes	1,221	1,273
Income taxes	(23)	(212)
Effective tax rate	1.9%	16.7%
Net income	1,198	1,061
Noncontrolling interests, net of income taxes	29	1
Net income attributable to L3Harris Technologies, Inc.	$1,227	$1,062
% of total revenue	6%	6%
Net income from continuing operations per diluted common share attributable to L3Harris Technologies, Inc common shareholders	$6.44	$5.49
_____
1“FAS” is defined as Financial Accounting Standards.
Revenue
As described in more detail in Note 13: Acquisitions, Divestitures and Asset Sales and elsewhere in the Notes, during fiscal 2023 and 2022, we completed certain asset group sales and business divestitures. There was no significant revenue attributable to divested businesses.
Revenue for fiscal 2023 increased 14% compared with fiscal 2022 from the inclusion of $1,052 million of revenue from the July 28, 2023 acquisition of AJRD, which is reported in our AR segment, and higher revenue in CS of $853 million (including $365 million of revenue from the acquisition of TDL) and SAS of $472 million. See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Gross margin
Gross margin for fiscal 2023 increased compared to fiscal 2022, largely due to the increases in revenue noted above, partially offset by an unfavorable net change in EAC adjustments which decreased gross margin by $121 million and a higher mix of lower margin revenue, primarily in our CS segment. Gross margin as a percentage of revenue decreased compared to fiscal 2022 from EAC adjustments and a higher mix of lower margin revenue, primarily in our CS segment. For discussion of operating income by segment see the “Discussion of Business Segment Results of Operations” below in this MD&A for further information.
_____________________________________________________________________

Segment Product and Service Analysis
The following tables present revenue and cost of revenue from products and services by segment.

	Fiscal Year Ended
	December 29, 2023
(In millions)	SAS	IMS	CS	AR	Eliminations	Total

Revenue
Products	$4,879	$4,006	$4,057	$752	$—	$13,694
Services	1,928	2,537	960	300	—	5,725
Intersegment	49	87	53	—	(189)	—
Total	$6,856	$6,630	$5,070	$1,052	$(189)	$19,419

Cost of revenue
Products	$3,777	$3,055	$2,319	$558	$2	9,711
Services	1,554	1,944	845	259	(7)	4,595
Intersegment	49	87	53	—	(189)	—
Total	$5,380	$5,086	$3,217	$817	$(194)	14,306

	Fiscal Year Ended
	December 30, 2022
	SAS	IMS	CS	AR	Eliminations	Total

Revenue
Products	$4,574	$4,152	$3,370	**	$—	$12,097
Services	1,761	2,403	802	**	—	4,965
Intersegment	49	71	45	**	(165)	—
Total	$6,384	$6,626	$4,217	$—	$(165)	$17,062

Cost of revenue
Products	$3,397	$3,008	$1,953	**	$(3)	$8,355
Services	1,364	1,814	600	**	2	3,780
Intersegment	49	71	45	**	(165)	—
Total	$4,810	$4,893	$2,598	$—	$(166)	$12,135
_________________
** AR is a new reportable segment established in the quarter ended September 29, 2023 which consists of the operations assumed in the AJRD acquisition. As such, there is no comparable prior year information.
Products revenue. Products revenue increased $1,598 million, from the inclusion of $752 million of products revenue from AR, as well as increases of $687 million at CS, primarily from the inclusion of TDL, and of $305 million at SAS, respectively. Such increases were partially offset by a decrease of $146 million at IMS.
Cost of product revenue. Cost of product revenue increased $1,356 million, primarily from the inclusion of $558 million of cost of product revenue from AR and an increase of $366 million at CS, in line with the increase in product revenue and primarily from the inclusion of TDL. The increase was also attributable to an increase in cost of product revenue of $380 million at SAS, primarily from an increase in products revenue in Space Systems and $47 million at IMS.
Services revenue. Services revenue increased $759 million, from the inclusion of $300 million of services revenue from AR, as well as increases of $167 million at SAS, $158 million at CS, primarily from the inclusion of TDL, and $134 million at IMS.
Cost of services revenue. Cost of services revenue increased $815 million, primarily from the inclusion of $259 million of cost of services revenue from AR and an increase of $245 million, higher costs of services revenue at CS primarily from the inclusion of TDL, and $190 million and $130 million higher costs of services revenue at SAS and IMS respectively, primarily due to a larger volume of lower margin service sales.
_____________________________________________________________________

General and administrative expenses
Major components of General and administrative expenses (“G&A”) were as follows:

	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022

Amortization of acquisition-related intangibles	$(687)	$(532)
Company-funded R&D costs	(480)	(603)
Merger, acquisition, and divestiture related expenses	(174)	(162)
LHX NeXt(1)	(115)	—
Selling and marketing	(450)	(483)
Other G&A expenses(2)	(1,356)	(1,226)
Total G&A expenses	$(3,262)	$(3,006)
______________
(1)Costs associated with transforming multiple functions, systems and processes to increase agility and competitiveness, including third-party consulting, workforce optimization and incremental IT expenses for implementation of new systems.
(2)Other G&A expenses primarily includes unallocated corporate expenses and segment G&A expense.
In fiscal 2023, G&A expenses increased due to the inclusion of costs from our LHX NeXt initiative, as discussed in more detail under the “Operating Environment, Strategic Priorities and Key Performance Measures” section above in this MD&A, as well as increases in amortization of acquisition-related intangibles and an increase in Other G&A expenses as described below. Such increases were partially offset by a decrease in R&D costs and decreases from charges for severance and other termination costs and charges related to an additional pre-merger legal contingency that occurred in fiscal 2022.
For fiscal 2023, the increase in other G&A expenses of $190 million is attributable to increases of $39 million at our CS segment, partially from the inclusion of TDL and $16 million at our IMS segment, as well as the inclusion of approximately $75 million of other G&A expenses in our new AR segment, partially offset by a decrease in other G&A expenses in our SAS segment of $8 million. The remaining amount is attributable to an increase in corporate other G&A expenses and eliminations.
Asset group and business divestiture-related (losses) gains, net
During fiscal 2023, pre-tax losses, net, consist of a $77 million loss associated with the pending divestiture of the CAS disposal group within the IMS segment, partially offset by a $26 million pre-tax gain recognized on divestiture of our Visual Information Solutions (“VIS”) business from our SAS segment.
During fiscal 2022, we completed one business divestiture and one asset sale from our IMS segment and recognized a pre-tax gain of $8 million associated with the asset sale. See Note 13: Acquisitions, Divestitures and Asset Sales in the Notes for further information.
Impairment of goodwill and other assets
Impairment of goodwill and other assets consisted of the following non-cash charges:

	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022

Goodwill:(1)
IMS	$296	$367
CS	—	355
SAS	—	80
Total impairment of goodwill	$296	$802
Other assets:
Impairment of customer contracts	48	—
Facility closure	9	—
In-process R&D impairment(1)	21	—
Total impairment of other assets	$78	$—
Total impairment of goodwill and other assets	$374	$802
_____________________________________________________________________

______________
(1) See Note 6: Goodwill and Intangible Assets in the Notes for further information.
Non-service FAS pension income and other, net
Included in this caption is non-service FAS pension income and other non-operating income and expenses. Non-service FAS pension income of $310 million in fiscal 2023 decreased $131 million compared with fiscal 2022 primarily due to the $170 million increase in interest cost due to a higher discount rate in fiscal 2023, partially offset by a $31 million increase in amortization of net actuarial gains. Other non-operating income, net of $28 million in fiscal 2023 increased $44 million from non-operating expense, net of $16 million in fiscal 2022 primarily from changes in the market value of our rabbi trust assets, gains and losses on our equity investments in nonconsolidated affiliates and royalty income.
See Note 9: Retirement Benefits in the Notes for more information on the composition of non-service cost components of FAS pension and other postretirement benefits (“OPEB”) income and expense.
Interest expense, net
Our net interest expense increased in fiscal 2023 compared with fiscal 2022 primarily due to interest expense of $207 million on the $5.5 billion of long-term debt issued in fiscal 2023 and $69 million increase in interest expense on outstanding notes under our commercial paper program (“CP Program”) during fiscal 2023, both of which were primarily due to the acquisitions of TDL and AJRD. See Note 8: Debt and Credit Arrangements in the Notes for further information.
Income taxes
Our effective tax rate (income taxes as a percentage of income from continuing operations before income taxes) was 1.9% in fiscal 2023 compared with 16.7% in fiscal 2022. The decrease was primarily attributable to favorable impacts of divestitures and internal restructuring and the reduction of unfavorable non-deductible goodwill impairments experienced in fiscal 2022. See Note 7: Income Taxes in the Notes for further information.
Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
The increase in income from continuing operations per diluted common share attributable to L3Harris common shareholders in fiscal 2023 compared with fiscal 2022 was primarily due to higher net income and fewer diluted weighted average common shares outstanding, primarily reflecting the repurchases of our common stock under our share repurchase program during fiscal 2023. See the “Common Stock Repurchases” discussion below in this MD&A for further information.
Discussion of Business Segment Results of Operations
Effective for fiscal 2023, we adjusted our reporting to better align our businesses and transferred our ADG business from our IMS segment to our SAS segment. Additionally, upon completion of the AJRD acquisition on July 28, 2023, we established a new reportable segment, AR.
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
SAS Segment
Our SAS segment includes space payloads, sensors and full-mission solutions; classified intelligence and cyber; avionics; electronic warfare; and mission networks for air traffic management operations. See “Item 1: Business” of this Report for a description of the sectors in SAS.

	Fiscal Year Ended
(Dollars in millions)	December 29, 2023	December 30, 2022	% Inc/(Dec)

Revenue	$6,856	$6,384	7%
Operating income	756	665	14%
Operating margin	11.0%	10.4%
The increase in SAS revenue in fiscal 2023 compared with fiscal 2022 was primarily due to higher revenue of $445 million from program growth in Space Systems, Mission Networks and Intel and Cyber.
_____________________________________________________________________

The increases in SAS operating income and operating margin in fiscal 2023 compared with fiscal 2022 were primarily due to higher volume, $66 million of lower R&D expenses, $53 million of lower non-cash charges for impairment of goodwill and other assets, lower overhead costs and favorable mix in Space Systems due to a non-recurring license sale during fiscal 2023. Such increases were partially offset by $40 million change in EAC adjustments from program execution during fiscal 2023.
IMS Segment
Our IMS segment includes ISR; passive sensing and targeting; electronic attack; autonomy; power and communications; networks; sensors; aviation products; and pilot training operations. See “Item 1: Business” of this Report for a description of the sectors in IMS.

	Fiscal Year Ended
(Dollars in millions)	December 29, 2023	December 30, 2022	% Inc/(Dec)

Revenue	$6,630	$6,626	—%
Operating income	459	494	(7%)
Operating margin	6.9%	7.5%
The flat IMS revenue in fiscal 2023 compared with fiscal 2022 was primarily due to lower revenue of $179 million in ISR largely from lower aircraft missionization volume, offset by higher revenues of $69 million in Electro Optical from higher volume in space and sensors, $63 million in Maritime largely from volume in classified programs, power and energy solutions and international and $61 million in Commercial Aviation Solutions from volume.
The decrease in IMS operating income and operating margin in fiscal 2023 compared with fiscal 2022 were primarily due to a net change in EAC adjustments of $103 million, principally in ISR and in Maritime from net unfavorable EAC adjustments in fiscal 2023 due to program execution, and the sale of $33 million of end-of-life inventory in Commercial Aviation Systems during fiscal 2022. Such decreases were partially offset by $64 million of lower R&D expenses and $59 million of lower non-cash charges for impairment of goodwill and other assets in fiscal 2023.
CS Segment
Our CS segment includes tactical communications with global communications solutions; broadband communications; integrated vision solutions; and public safety radios, system applications and equipment. See “Item 1: Business” of this Report for a description of the sectors in CS.

	Fiscal Year Ended
(Dollars in millions)	December 29, 2023	December 30, 2022	% Inc/(Dec)

Revenue	$5,070	$4,217	20%
Operating income	1,229	667	84%
Operating margin	24.2%	15.8%
The increase in CS revenue in fiscal 2023 compared with fiscal 2022 was primarily due to higher revenue of $464 million in Broadband Communications, from the inclusion of $365 million of revenue from the acquisition of TDL and higher volume on legacy Broadband Communications platforms and $318 million in Tactical Communications and $83 million in Public Safety, both from increased demand and improved electronic component availability.
The increases in CS operating income and operating margin in fiscal 2023 compared with fiscal 2022 were primarily due to higher volume during fiscal 2023, including operating income of $131 million from the TDL acquisition and absence of a $355 million non-cash charge for impairment of goodwill recorded in our Broadband reporting unit in fiscal 2022. The increase in CS operating margin was partially offset by a higher mix of lower margin revenue, principally in Public Safety and IVS.
AR Segment
Our AR segment includes missile solutions with propulsion technologies for strategic defense, missile defense, and hypersonic and tactical systems; and space propulsion and power systems for national security space and exploration missions. See “Item 1: Business” of this Report for a description of the sectors in AR. AR is a new reportable segment established in the quarter ended September 29, 2023 and as such, there is no comparable prior
_____________________________________________________________________

year information.

Fiscal Year Ended
(Dollars in millions)	December 29, 2023

Revenue	$1,052
Operating income	122
Operating margin	11.6%
Fiscal 2023 results were driven by program performance across Missile Solutions and Space Propulsion and Power Systems portfolios from the July 28, 2023 acquisition date through December 29, 2023. Operating income was impacted by operational inefficiencies, partially offset by integration benefits recognized in fiscal 2023.
Unallocated Corporate Expenses

	Fiscal Year Ended
(Dollars in millions)	December 29, 2023	December 30, 2022

Total unallocated corporate expense	$(1,140)	$(699)
Total unallocated corporate expense includes the portion of corporate costs not included in management’s evaluation of segment operating performance. Unallocated corporate expenses increased $441 million in fiscal 2023 compared with fiscal 2022, primarily from an increase of $174 million of amortization of acquisition-related intangibles related to the inclusion of TDL and AJRD, the inclusion of $115 million of LHX NeXt related implementation costs (see discussion under “LHX NeXt implementation costs” below), higher asset group and business divestiture-related losses of $59 million and a $42 million expense during fiscal 2023 compared with $29 million of income during fiscal 2022 related to our deferred compensation plans.
LHX NeXt implementation costs. LHX NeXt is our initiative to transform multiple functions, systems and processes to increase agility and competitiveness. Costs related to the LHX NeXt effort are expected to continue through 2025, and are expected to include workforce optimization costs, incremental IT expenses for implementation of new systems, third-party consulting expenses and other related costs.
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
We prioritize cash flow generation through our commitment to operational excellence, efficient balance sheet management and continuous cost reduction efforts. We consistently assess various capital deployment options, considering both our long-term outlook and the evolving market conditions, recognizing the importance of adaptability as market dynamics change over time.
Our primary capital deployment priorities involve a focus on funding the business, debt repayment to be achieved through the prioritization of capital allocation, potentially accelerated with proceeds from non-core asset divestitures, and returning cash to our shareholders through dividends and share repurchases.
As of December 29, 2023, we had cash and cash equivalents of $560 million, of which $343 million was held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost. Additionally, we have two credit facilities and a commercial paper program. See the “Capital Structure and Resources” discussion below in this MD&A for further information about our credit facilities and CP Program.
_____________________________________________________________________

Cash Flows

	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022

Cash and cash equivalents, beginning of period	$880	$941
Operating Activities:
Net income	1,198	1,061
Non-cash adjustments	1,213	1,066
Changes in working capital	286	(196)
Other, net	(601)	227
Net cash provided by operating activities	$2,096	$2,158
Net cash used in investing activities	(7,021)	(250)
Net cash provided by (used in) financing activities	4,594	(1,951)
Effect of exchange rate changes on cash and cash equivalents	11	(18)
Net decrease in cash and cash equivalents	$(320)	$(61)
Cash and cash equivalents, end of period	$560	$880
Net cash provided by operating activities: The $62 million decrease in net cash provided by operating activities in fiscal 2023 compared with fiscal 2022 was primarily due to increases in payments of income taxes of $406 million and interest of $193 million on the $2.25 billion, three-year senior unsecured term loan facility (“Term Loan 2025”), the $3.25 billion aggregate principal amount of new long-term fixed-rate debt consisting of the 5.4% 2027 Notes, the 5.4% 2033 Notes and the 5.6% 2053 Notes (collectively, the “AJRD Notes”) and our CP Program, partially offset by less cash used to fund net working capital (i.e., receivables, contract assets, inventories, accounts payable and contract liabilities).
Cash flow from operations was positive in all of our business segments in fiscal 2023.
Net cash used in investing activities: The $6.8 billion increase in net cash used in investing activities in fiscal 2023 compared with fiscal 2022 was primarily due to the $6.7 billion cash used for the acquisitions of TDL and AJRD during the first quarter and third quarter of fiscal 2023, respectively.
Net cash provided by (used in) financing activities: The $6.5 billion increase in net cash provided by financing activities in fiscal 2023 compared with fiscal 2022 was primarily due to the issuance and sale of $3.25 billion aggregate principal amount of new AJRD Notes, $2.25 billion in proceeds from borrowings on Term Loan 2025, of which $2.0 billion was utilized for the TDL acquisition, $1.6 billion in net proceeds from issuances of commercial paper and the $565 million decrease in cash used to repurchase our common stock under our share repurchase program. Such amounts were partially offset by an increase in repayments of borrowings, including the $800 million aggregate principal amount of our 3.85% 2023 Notes and the $250 million aggregate principal amount of our Floating Rate Notes due March 2023 (“Floating 2023 Notes”).
Capital Structure and Resources
Long-Term Debt, Net
We had $11.5 billion of long-term debt, net, including the current portion of long-term debt, net and financing lease obligations, outstanding at December 29, 2023, the majority of which we incurred in connection with merger and acquisition activity.
Long-Term Variable-Rate Debt. During fiscal 2023, we drew $2.25 billion in long-term debt on Term Loan 2025. The proceeds were utilized to fund the cash consideration paid and a portion of the associated transaction and integration costs related to the TDL acquisition and repay the entire outstanding $250 million aggregate principal amount of our Floating 2023 Notes. See Note 8: Debt and Credit Arrangements in the Notes for further information on our long-term fixed-rate debt.
Long-Term Fixed-Rate Debt. On June 15, 2023, we repaid the entire outstanding $800 million aggregate principal amount of our 3.85% 2023 Notes through cash on hand and the issuance of commercial paper. The commercial paper issued to fund repayment of the 3.85% 2023 Notes was repaid during fiscal 2023.
On July 31, 2023, we closed the issuance and sale of $3.25 billion aggregate principal amount of the AJRD Notes. The AJRD Notes were used to fund a portion of the purchase price for the AJRD acquisition, which closed on
_____________________________________________________________________

July 28, 2023, and to pay related fees and expenses. See Note 8: Debt and Credit Arrangements in the Notes for further information on our long-term variable-rate debt.
Short-Term Debt, Credit Arrangements and CP Program
We had $1.6 billion of short-term debt at December 29, 2023, consisting of outstanding notes under the CP Program and local borrowing by international subsidiaries for working capital needs. See Note 8: Debt and Credit Arrangements in the Notes for further information on Credit Arrangements and CP Program.
2023 Credit Agreement. On March 10, 2023, we established a $2.4 billion, 364-day senior unsecured revolving credit facility (“2023 Credit Facility”) by entering into a 364-Day Credit Agreement (“2023 Credit Agreement”) with a syndicate of lenders. Proceeds of the initial funding of loans under the 2023 Credit Agreement were required to be used to finance a portion of the purchase price for the acquisition of AJRD and for the fees, taxes, costs and related expenses related to it, and thereafter may be used for working capital purposes.
On July 28, 2023, we borrowed $2.1 billion under the 2023 Credit Agreement and used the proceeds together with proceeds from the AJRD Notes to fund the acquisition of AJRD and to pay related fees and expenses. All borrowings under the 2023 Credit Agreement were repaid with proceeds of commercial paper issued during fiscal 2023. At December 29, 2023, we had no outstanding borrowings under the 2023 Credit Agreement, had available borrowing capacity of $800 million, net of outstanding CP Program borrowings, and were in compliance with all covenants under the 2023 Credit Agreement.
On January 26, 2024, we replaced the 2023 Credit Agreement with a new $1.5 billion, 364-day senior unsecured revolving credit facility maturing no later than January 24, 2025.
2022 Credit Agreement. We have a $2.0 billion, 5-year senior unsecured revolving credit facility (the “2022 Credit Facility”) under a Revolving Credit Agreement (the “2022 Credit Agreement”) entered into on July 29, 2022 with a syndicate of lenders, which the lenders may agree to increase by up to $1.0 billion upon our request.
At December 29, 2023, we had no outstanding borrowings and were in compliance with all covenants under the 2022 Credit Agreement.
Commercial Paper Programs. On March 14, 2023, we established the CP Program, which is supported by amounts unused and available under the 2022 Credit Agreement and the 2023 Credit Agreement. From time to time, we use borrowings under the CP Program for general corporate purposes, including the funding of acquisitions, debt refinancing, dividend payments and repurchases of our common stock. We terminated our prior existing $1.0 billion commercial paper program during fiscal 2023.
During fiscal 2023, we had a maximum outstanding balance of $3.0 billion under our CP Program, which we primarily used to repay $2.1 billion outstanding under the 2023 Credit Agreement, a portion of which was repaid with cash on hand during the second half of fiscal 2023.
Amounts outstanding under the CP Program at December 29, 2023 and the daily average balance and weighted average yield during fiscal 2023 were as follows:

	December 29, 2023
(In millions, except weighted-average interest rate)	Outstanding	Daily Average

CP Program	$1,599	$1,300
Weighted-average interest rate	5.95%	5.45%
We expect balances under the CP Program to remain elevated as compared to historical norms through fiscal 2025.
Liquidity Assessment
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity for the next 12 months and in the longer term, although we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties and the state of global commerce and general political and global financial uncertainty.
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, availability under our senior unsecured credit facilities and our CP Program and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next twelve months and the reasonably foreseeable future thereafter. Our total
_____________________________________________________________________

additions of property, plant and equipment net of proceeds from the sale of property, plant and equipment for fiscal 2024 are expected to be approximately 2% of revenue. Other than operating expenses, cash uses for fiscal 2024 are expected to consist primarily of additions of property, plant and equipment, dividend payments, debt repayments, costs associated with our LHX NeXt program and repurchases under our share repurchase program.
Purchase of Tax Credits under Inflation Reduction Act of 2022 (“IRA”)
The IRA includes a new transferability provision under Section 6418 of the Internal Revenue Code which permits, in certain circumstances, the sale of federal income tax credits generated from renewable and alternative energy sources. During the year ended December 29, 2023, we entered into a binding agreement to purchase tax credits totaling $51 million for the 2023 tax year for a net purchase price of $0.95 per $1.00 of tax credits, allowing us to reduce our 2023 federal income taxes payable by the amount of credits we expect to claim on our tax returns as a result of our binding agreement. We have recorded a liability to the transferor for the amount owed in the “Other accrued items” line of the Consolidated Balance Sheet. We have recorded an income tax benefit of $2 million for the difference between the amount paid or to be paid to the transferor and the reduction to our taxes payable in the “Income taxes” line of the Consolidated Statement of Operations.
Funding of Pension Plans
With respect to our U.S. qualified defined benefit pension plans, we intend to contribute annually no less than the required minimum funding thresholds. As a result of prior voluntary contributions and plan performance, we made no material contributions to our U.S. qualified defined benefit pension plans in fiscal 2023. We expect to make approximately $35 million of contributions to these plans in fiscal 2024, and may consider voluntary contributions thereafter.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net defined benefit plan assets of $66 million as of December 29, 2023 compared with net unfunded defined benefit plan obligations of $69 million as of December 30, 2022. The improvement in the funded status as of December 29, 2023 is primarily due to more favorable than expected return on plan assets, partially offset by increased pension obligations resulting from lower discount rates. See Note 9: Retirement Benefits in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During fiscal 2023 and 2022, $30 million and $45 million, respectively, in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
At December 29, 2023, we had a remaining unused authorization under our repurchase program of $3.9 billion.
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
_____________________________________________________________________

Material Cash Requirements and Commercial Commitments
Current and long-term material cash requirements at December 29, 2023 are as follows:

		Payment Due
(In millions)	Total	Within 1 Year

Long-term debt(1)	$11,275	$355
Interest on long-term debt	3,800	547
Purchase obligations	5,975	4,444
Operating and finance lease commitments	1,306	182
Minimum pension contributions(2)	35	35
Total(3)	$22,391	$5,563
_______________
(1)Does not include amounts for finance lease commitments.
(2)As a result of prior voluntary contributions and plan performance, we made no material contributions to our U.S. qualified defined benefit pension plans in fiscal 2023. We expect to make approximately $35 million in contributions to these plans in fiscal 2024, and may consider voluntary contributions thereafter. In addition, we made no material contributions to our non-U.S. pension plans in fiscal 2023 and do not expect to make any material contributions to these plans in fiscal 2024.
(3)The above table does not include unrecognized tax benefits of $652 million.
Purchase obligations mainly consist of outstanding commitments on open purchase orders made to suppliers, subcontractors and other outsourcing partners under U.S. government contracts. Our risk associated with these purchase obligations is generally limited to the termination liability provisions within such contracts. As such, we do not believe there to be a material liquidity risk associated with outstanding purchase obligations.
There can be no assurance that our business will continue to generate cash flows at current levels or that the cost or availability of future borrowings, if any, under our CP Program, credit facilities, term loan or in the debt markets will not be impacted by any potential future credit or capital markets disruptions. If we are unable to maintain cash balances, generate cash flow from operations or borrow under our CP Program, our credit facility or term loan sufficient to service our obligations, we may be required to reduce capital expenditures, reduce or terminate our share repurchases, obtain additional financing or sell assets. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions affecting the defense, government and other markets we serve and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. See Note 15: Legal Proceedings, Commitments and Contingencies in the Notes for additional information.
Impact of Foreign Exchange
Our international business transacted in local currency environments was 45%, 43% and 40% in fiscal 2023, fiscal 2022 and fiscal 2021, respectively. The impact of translating the assets and liabilities of these operations to U.S. Dollars is included as a component of shareholders’ equity. The cumulative foreign currency translation adjustment included in shareholders’ equity was a $201 million loss and a $237 million loss at December 29, 2023 and December 30, 2022, respectively. We utilize foreign currency hedging instruments to minimize the currency risk of international transactions. Gains and losses resulting from currency rate fluctuations did not have a material effect on our results in fiscal 2023, 2022 or 2021.
Financial Risk Management
In the normal course of business, we are exposed to risks associated with foreign currency exchange rates and changes in interest rates. We employ established policies and procedures governing the use of financial instruments to manage our exposure to such risks.
Foreign Exchange and Currency. Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than the functional currencies of such businesses. We use foreign currency forward contracts and options to hedge both balance sheet and off-balance sheet future foreign currency commitments. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of
_____________________________________________________________________

hedging instruments. A 10% change in currency exchange rates for our foreign currency derivatives held at December 29, 2023 would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
Interest Rates. As of December 29, 2023, we had long-term variable-rate and fixed-rate debt obligations. The fair value of these obligations is impacted by changes in interest rates; however, a 10% change in interest rates for our long-term variable-rate and fixed-rate debt obligations at December 29, 2023 would not have had a material impact on the fair value of these obligations. There is no interest-rate risk associated with long-term fixed-rate debt obligations on our results of operations and cash flows unless existing obligations are refinanced upon maturity at then-current interest rates, because the interest rates are fixed until maturity, and because our long-term fixed-rate debt is not puttable to us (i.e., not required to be redeemed by us prior to maturity). We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our long-term variable-rate and fixed-rate debt obligations over the next twelve months. See Note 8: Debt and Credit Arrangements in the Notes for information regarding the maturities of our long-term variable-rate and fixed-rate debt obligations.
At December 29, 2023, we had long-term variable-rate debt obligations of $2.25 billion under Term Loan 2025. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10% change in interest rates for these debt obligations at December 29, 2023 would not have had a material impact on our results of operations or cash flows. See Note 8: Debt and Credit Arrangements in the Notes for further information.
We have also used short-term variable-rate debt borrowings, primarily under our commercial paper program, which are subject to interest rate risk. We utilize our commercial paper program to satisfy short-term cash requirements, temporarily funding repurchases under our share repurchase programs and funding redemption of long-term debt and acquisitions. These debt obligations bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk; however, a 10% change in interest rates for these debt obligations at December 29, 2023 would not have had a material impact on our results of operations or cash flows.
CRITICAL ACCOUNTING ESTIMATES
Preparation of this Report in accordance with GAAP requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, expenses and backlog as well as disclosure of contingent assets and liabilities. While the following is not intended to be a comprehensive list of our accounting estimates, we consider the estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results dependent on estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks described in the following paragraphs related to these estimates on our business operations are discussed throughout this MD&A where such estimates affect our reported and expected financial results. Senior management has discussed the development and selection of the critical accounting estimates and the related disclosure included herein with the Audit Committee of our Board. Actual results may differ from those estimates.
Revenue Recognition
A significant portion of our business is derived from development and production contracts. Revenue and profit related to development and production contracts are generally recognized over-time, typically using the percentage of completion (“POC”) cost-to-cost method of revenue recognition, whereby we measure our progress towards completion of the performance obligation based on the ratio of costs incurred to date to estimated costs at completion under the contract. Because costs incurred represent work performed, we believe this method best depicts the transfer of control of the asset to the customer. Under the POC cost-to-cost method of revenue recognition, a single estimated profit margin is used to recognize profit for each performance obligation over its period of performance.
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
_____________________________________________________________________

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
At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. We follow a standard EAC process in which we review the progress and performance on our ongoing contracts at least quarterly and, in many cases, more frequently. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, if we are not successful in retiring these risks, we may increase our estimated total cost at completion. Additionally, as the contract progresses, our estimates of total transaction price may increase or decrease if, for example, we receive incentive or award fees that are higher or lower than expected.
When changes in estimated total costs at completion or in estimated total transaction price are determined, the related impact on operating income is recognized on a cumulative basis. Cumulative EAC adjustments represent the cumulative effect of the changes on current and prior periods; revenue and operating margins in future periods are recognized as if the revised estimates had been used since contract inception. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident.
EAC adjustments had the following impacts to operating income for the periods presented:

	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022

Favorable adjustments	$593	$454
Unfavorable adjustments	(678)	(418)
Net operating income adjustments	$(85)	$36
There were no individual EAC adjustments that were material to our results of operations on a consolidated or segment basis in fiscal 2023 or 2022.
We recognize revenue from numerous contracts with multiple performance obligations. For these contracts, we allocate the transaction price to each performance obligation based on the relative standalone selling price of the product or service underlying each performance obligation. The standalone selling price represents the amount for which we would sell the product or service to a customer on a standalone basis (i.e., not sold as a bundled sale with any other products or services). The allocation of transaction price among separate performance obligations may impact the timing of revenue recognition but will not change the total revenue recognized on the contract.
A substantial majority of our revenue is derived from contracts with the U.S. Government, including foreign military sales contracts. These contracts are subject to the FAR and the prices of our contract deliverables are typically based on our estimated or actual costs plus a reasonable profit margin. As a result, the standalone selling prices of the products and services in these contracts are typically equal to the selling prices stated in the contract, thereby eliminating the need to allocate (or reallocate) the transaction price to the multiple performance obligations. In our non-U.S. Government contracts, when standalone selling prices are not directly observable, we also generally use the expected cost plus margin approach to determine standalone selling price. In determining the appropriate margin under the cost plus margin approach, we consider historical margins on similar products sold to similar customers or within similar geographies where objective evidence is available. We may also consider our cost structure and profit objectives, the nature of the proposal, the effects of customization of pricing, our practices used to establish pricing of bundled products, the expected technological life of the product, margins earned on similar contracts with different customers and other factors to determine the appropriate margin.
Pension and Other Postretirement Benefit Plans
Certain of our current and former employees participate in defined benefit plans in the United States, Canada, United Kingdom and Germany, which are sponsored by L3Harris. The determination of projected benefit obligations (“PBO”) and the recognition of expenses related to defined benefit plans are dependent on various assumptions. These major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, rate of future compensation increases, mortality, termination and other factors (some of which are disclosed in Note 9: Retirement Benefits in the Notes). Actual results that differ from our assumptions are accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants.
_____________________________________________________________________

Significant Assumptions. We develop assumptions using relevant experience, in conjunction with market-related data for each plan. Assumptions are reviewed annually with third-party experts and adjusted as appropriate. The table included below provides the weighted average assumptions used to estimate the PBOs and net periodic benefit cost as they pertain to our defined benefit pension plans.

Obligation assumptions as of:	December 29, 2023	December 30, 2022
Discount rate	4.91%	5.18%
Rate of future compensation increase	3.01%	3.01%
Cash balance interest crediting rate	4.50%	4.00%

Cost assumptions for fiscal periods ended:	December 29, 2023	December 30, 2022
Discount rate to determine service cost	5.18%	2.69%
Discount rate to determine interest cost	5.08%	2.27%
Expected return on plan assets	7.46%	7.44%
Rate of future compensation increase	3.01%	3.01%
Cash balance interest crediting rate	4.00%	3.50%
Key assumptions for the Consolidated Pension Plan (our largest defined benefit plan), with 88% of the total PBO as of December 29, 2023 included a discount rate for obligation assumptions of 4.92%, a cash balance interest crediting rate of 4.50% and expected return on plan assets of 7.50% for fiscal 2023, which is being maintained at 7.50% for fiscal 2024. There is also a frozen pension equity benefit that assumes a 4.25% interest crediting rate.
Expected Return on Plan Assets. Substantially all of our plan assets are managed on a commingled basis in a master investment trust. We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we consider the plan’s actual historical annual return on assets over the past 15, 20 and 25 years and historical broad market returns over long-term time frames based on our strategic allocation, which is detailed in Note 9: Retirement Benefits in the Notes. Future returns are based on independent estimates of long-term asset class returns. Based on this approach, the weighted average long-term annual rate of return on assets was estimated to be 7.46% for both fiscal 2023 and 2024.
Discount Rate. The discount rate is used to calculate the present value of expected future benefit payments at the measurement date. An increase in the discount rate decreases the present value of PBO and generally increases pension expense. A decrease in the discount rate increases the present value of the PBO and generally decreases pension expense. The discount rate assumption is based on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate is determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and thirty years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single discount rate matching the plan’s characteristics.
Sensitivity Analysis
Pension Expense. A 25 basis point change in the long-term expected rate of return on plan assets and discount rate would have the following effect on the combined U.S. defined benefit pension plans’ pension expense for the next twelve months:

	Increase/(Decrease) in Pension Expense
(In millions)	25 Basis Point Increase	25 Basis Point Decrease

Long-term rate of return on assets used to determine net periodic benefit cost	$(21)	$21
Discount rate used to determine net periodic benefit cost	$9	$(9)
PBO. Funded status is derived by subtracting the respective year-end values of the PBO from the fair value of plan assets. The sensitivity of the PBO to changes in the discount rate varies depending on the magnitude and direction of the change in the discount rate. We estimate that a decrease of 25 basis points in the discount rate of the combined U.S. defined benefit pension plans would increase the PBO by approximately $190 million and an increase of 25 basis points would decrease the PBO by approximately $182 million.
_____________________________________________________________________

Fair Value of Plan Assets. The plan assets of our defined benefit plans comprise a broad range of investments, including domestic and international equity securities, fixed income investments, interests in private equity and hedge funds and cash and cash equivalents.
A portion of our defined benefit plans’ asset portfolio is comprised of investments in private equity and hedge funds. The private equity and hedge fund investments are generally measured using the valuation of the underlying investments or at net asset value (“NAV”). However, in certain instances, the values reported by the asset managers were not current at the measurement date. Consequently, we have estimated adjustments to the last reported value where necessary to measure the assets at fair value at the measurement date. These adjustments consider information received from the asset managers, as well as general market information. Asset values for other positions were generally measured using market observable prices. See Note 9: Retirement Benefits in the Notes for further information.
Goodwill
We test our goodwill for impairment annually as of the first business day of our fourth fiscal quarter, which was October 2, 2023 for fiscal 2023, or under certain circumstances more frequently, such as when events or circumstances indicate there may be impairment or when we reorganize our reporting structure such that the composition of one or more of our reporting units is affected. We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is our business segment level or one level below the business segment. Some of our segments are comprised of several reporting units. Allocation of goodwill to several reporting units could make it more likely that we will have an impairment charge in the future. An impairment charge to any one of our reporting units could have a material impact on our financial condition and results of operations.
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
Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. These factors include: (i) deterioration in the general economy; (ii) deterioration in the environment in which the Company operates; (iii) increase in materials, labor or other costs; (iv) negative or declining cash flows; (v) changes in management, changes in strategy or significant litigation; (vi) changes in the composition or carrying amount of net assets or an expectation of disposing all or a portion of the reporting unit; or (vii) a sustained decrease in share price.
If we perform a quantitative assessment for a certain reporting unit, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value. We estimate fair values of our reporting units based on projected cash flows. Values derived from projected cash flows are corroborated through review of revenue and/or earnings multiples applied to the latest twelve months’ revenue and earnings of our reporting units. Projected cash flows are based on our best estimate of future revenues, operating costs and balance sheet metrics reflecting our view of the financial and market conditions of the underlying business; and the resulting cash flows are discounted using an appropriate discount rate that reflects the risk in the forecasted cash flows. The revenues and earnings multiples applied to the revenues and earnings of our reporting units are based on current multiples of revenues and earnings for similar businesses, and based on revenues and earnings multiples paid for recent acquisitions of similar businesses made in the marketplace. We then assess whether any implied control premium, based on a comparison of fair value based purely on our stock price and outstanding shares with fair value determined by using all of the above-described models, is reasonable. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Fiscal 2023 Impairment Tests. We performed our annual impairment test of all of our reporting units’ goodwill as of September 30, 2023 and concluded that for each of our reporting units no impairment existed.
Segment reorganization. Effective in fiscal 2023, we adjusted our reporting to better align our businesses and transferred our ADG business (a reporting unit) from our IMS segment to our SAS segment (also a reporting unit). In connection with the realignment, we reduced our reporting units from nine to eight as the ADG reporting unit and all $327 million of associated goodwill was absorbed by our existing SAS reporting unit given the economic similarities of the two reporting units. Immediately before the realignment, we performed a qualitative impairment assessment over our SAS reporting unit and a quantitative impairment assessment over our ADG reporting unit. Immediately after the realignment, we performed a quantitative impairment assessment over the SAS reporting unit. We
_____________________________________________________________________

prepared estimates of the fair value of our pre-realignment ADG reporting unit and post-realignment SAS reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions and an income-based valuation technique using projected discounted cash flows. These assessments indicated no impairment existed either before or after the realignment.
CAS Disposal Group Pending Divestiture. As described in more detail in Note 13: Acquisitions, Divestitures and Asset Sales, on November 27, 2023, we announced that we entered into a definitive agreement to sell our CAS disposal group, which includes both the CTS and Commercial Aviation reporting units. As of November 27, 2023, the fair value less costs to sell the CAS disposal group is $834 million, inclusive of considerations related to noncontrolling interest and accumulated other comprehensive income.
The CAS disposal group includes both the Commercial Training Solutions (“CTS”) and Commercial Aviation reporting units. In connection with the preparation of our financial statements for the fiscal year ended December 29, 2023, we evaluated the facts and circumstances which impacted the agreed upon selling price of the CAS disposal group and identified interim indicators of impairment within both reporting units subsequent to our annual impairment testing date of October 2, 2023. Specifically, supply chain-related operational challenges which negatively impact cash flows over the short-term forecast period were assessed in combination with our long-term portfolio shaping strategy to dispose of non-core businesses. As a result, we performed quantitative impairment tests for both reporting units as of November 27, 2023, utilizing an income approach aligned to market prices for the two reporting units, as specified in the definitive agreement. As a result of these tests, we determined that the fair value of the CTS reporting unit was above carrying value, while the fair value of the Commercial Avionics reporting unit was below its carrying value, and concluded goodwill related to the Commercial Aviation reporting unit was impaired. Therefore we recorded a non-cash charge for impairment of $296 million associated with the Commercial Aviation reporting unit in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations.
At-risk goodwill. Based on the annual impairment testing, our Broadband reporting unit had clearance of approximately 20% and goodwill of $2,656 million and our ISR and Electro Optical reporting units had clearances of approximately 6% and goodwill of $3,186 million and $2,193 million, respectively. An impairment of goodwill could result from a number of circumstances, including different assumptions used in determining the fair value of the reporting units; changes to U.S. Government spending priorities or ability to win competitively awarded contracts; an inability to meet our forecast; the rescission of significant contract awards as a result of competitors protesting or challenging contracts awarded to us; or an increase in interest rates without a corresponding increase in future revenue.
Fiscal 2022 Impairment Tests. For information related to fiscal 2022 impairment tests and resulting impairments see Note 6: Goodwill and Intangible Assets in the Notes.
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
Business Combinations
We follow the acquisition method of accounting to record identifiable assets acquired and liabilities assumed recognized in connection with acquired businesses at their estimated fair value as of the date of acquisition.
Identifiable intangible assets from business combinations are recognized at their estimated fair values as of the date of acquisition and consist of customer relationships, developed technology and trade names. Determination of the estimated fair value of identifiable intangible assets requires judgment. The fair value of intangible assets is estimated using the relief from royalty method for the acquired developed technology and trade names and the multi-period excess earnings method for the acquired customer relationships. Both of these fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount rates, royalty rates related to the developed technology and trade name intangible assets, revenue growth attributable to the intangible assets and remaining useful lives. Finite-lived identifiable intangible assets are amortized to expense over their useful lives, generally ranging from two to twenty seven years. The fair value of identifiable intangible assets acquired in connection with the TDL and AJRD acquisitions was $755 million and $2,840 million, respectively. See Note 13: Acquisitions, Divestitures and Asset Sales and Note 6: Goodwill and Intangible Assets in the Notes for additional information.
_____________________________________________________________________

Income Taxes
We record deferred tax assets and liabilities for differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We have not made any material changes in the methodologies used to determine our tax valuation allowances during fiscal 2023.
Our Consolidated Balance Sheet as of December 29, 2023 included deferred tax assets of $91 million and deferred tax liabilities of $815 million. For all jurisdictions in which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to deferred income taxes, which is reflected in our Consolidated Balance Sheet, was $240 million as of December 29, 2023. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions, or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.
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
As of December 29, 2023, we had $652 million of unrecognized tax benefits, of which $509 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.
It is reasonably possible that there could be a significant change to our unrecognized tax benefits during the course of the next twelve months as ongoing tax examinations continue, other tax examinations commence or various statutes of limitations expire. However, an estimate of the range of possible changes is not practicable for the remaining unrecognized tax benefits because of the significant number of jurisdictions in which we do business and the number of open tax periods under various states of examination. See Note 7: Income Taxes in the Notes for additional information.
Impact of Recently Issued Accounting Pronouncements
There have been no new accounting pronouncements which became effective during fiscal 2023 that have had a material impact on our Consolidated Financial Statements.
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
•We depend on winning business in competitive markets from U.S. Government customers for a significant portion of our revenue.
•A reduction in U.S. Government funding or a change in U.S. Government spending priorities could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
•Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-plus and time-and-material type contracts. Our fixed-price contracts, particularly those for development programs,
_____________________________________________________________________

could subject us to losses in the event of cost overruns or a significant increase in or sustained period of increased inflation.
•We depend significantly on U.S. Government contracts, which generally are subject to immediate termination and heavily regulated and audited. The application or impact of regulations, unilateral government action, termination or negative audit findings for one or more of these contracts could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
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
•We depend on our subcontractors and suppliers to provide materials, components, subsystems and services for many of our products and services, and failures in or disruptions to our supply chain could cause our products and or services to be produced or delivered in an untimely or unsatisfactory manner.
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
•Failure to achieve the expected results of LHX NeXt could adversely affect our future financial condition and results of operations.
•Our level of indebtedness and our ability to make payments on or service our indebtedness and our unfunded defined benefit plans liability may materially adversely affect our financial and operating activities or our ability to incur additional debt.
•The level of returns on defined benefit plan assets, changes in interest rates and other factors could materially adversely affect our financial condition, results of operations, cash flows and equity.
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
•Third parties have claimed in the past, and may claim in the future, that we are infringing directly or indirectly upon their intellectual property rights, and third parties may infringe upon our intellectual property rights.
•We face certain significant risk exposures and potential liabilities that may not be covered adequately by insurance or indemnity.
•Challenges arising from the expanded operations related to the acquisition of AJRD may affect our future results.
•Strategic transactions, including mergers, acquisitions and divestitures, involve significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and equity.
_____________________________________________________________________

•Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other intangible assets to become impaired, resulting in substantial losses and write-downs that would materially adversely affect our results of operations and financial condition.

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
In addition, we are exposed to market return fluctuations on our defined benefit plans. A material adverse decline in the value of these assets and/or the discount rate for PBOs would result in a decrease in the funded status of the defined benefit plans, an increase in net periodic benefit cost and an increase in required funding. To protect against declines in the discount rate (i.e., interest rates), we will continue to monitor the performance of these assets and market conditions as we evaluate the amount of future contributions. For further information, see Note 9: Retirement Benefits in the Notes, which information is incorporated by reference into this Item 7A.

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
Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 29, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on management’s assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 29, 2023.
Management excluded from its assessment of effectiveness of the Company’s internal control over financial reporting the internal controls of Tactical Data Links product line (“TDL”) and Aerojet Rocketdyne Holdings, Inc. (“AJRD”), which the Company acquired on January 3, 2023 and July 28, 2023, respectively. The financial statements of TDL and AJRD represent 1% and 5%, respectively, of the Company’s total assets, excluding the preliminary value of goodwill and other intangible assets, as of December 29, 2023, and 2% and 5%, respectively, of the Company’s total revenue for the fiscal year then ended. Management will include the internal controls of TDL and AJRD in its assessment of the effectiveness of the Company’s internal control over financial reporting as of the end of fiscal 2024.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on page 50 of this Annual Report on Form 10-K.

_____________________________________________________________________

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of L3Harris Technologies, Inc. (the Company) as of December 29, 2023 and December 30, 2022, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 29, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 29, 2023 and December 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 16, 2024 expressed an unqualified opinion thereon.
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

_____________________________________________________________________

Valuation of Goodwill
Description of the Matter	At December 29, 2023, the Company’s goodwill was $20.0 billion. As more fully described in the consolidated financial statements, the Company tests goodwill for impairment annually (or under certain circumstances, more frequently) at the reporting unit level using either a qualitative or quantitative assessment. Under the quantitative assessment to test for goodwill impairment, the Company compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company estimates the fair value of its reporting units using a combination of a discounted cash flows analysis and market-based valuation methodologies.

Auditing the Company’s quantitative goodwill impairment tests involved subjective auditor judgment due to the significant estimation required in management’s determination of the fair value of the reporting units. The significant estimation is primarily due to the sensitivity of the respective fair values to underlying assumptions, particularly at the Electro Optical and Intelligence, Surveillance, and Reconnaissance reporting units, including changes in the weighted average cost of capital, projected revenue growth rates and projected EBITDA margins. These assumptions relate to the expected future operating performance of the Company’s reporting units, are forward-looking, and are sensitive to and affected by economic, industry and company-specific qualitative factors.

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

_____________________________________________________________________

Valuation of customer relationship intangible assets in the acquisition of Aerojet Rocketdyne
Description of the Matter	As described in the consolidated financial statements, the Company completed its acquisition of Aerojet Rocketdyne Holdings, Inc. on July 28, 2023. The acquisition was accounted for using the acquisition method of accounting. The Company’s preliminary accounting for the acquisition included determining the fair value of the customer relationship intangible assets acquired of $2.8 billion. The acquired customer relationship intangible asset is significant, and the valuation is sensitive based on current and projected operating results.

Auditing the Company’s accounting for the acquired customer relationship intangible assets involved subjective auditor judgment due to the significant assumptions required in management’s analysis. The significant estimations are primarily due to the sensitivity of the respective fair values to underlying assumptions including changes in the weighted average cost of capital and the projected revenue and EBITDA margins. These assumptions relate to the expected future operating performance of the Company’s reporting unit, are forward-looking, and are sensitive to and affected by economic, industry and company-specific qualitative factors.
How We Addressed the Matter in Our Audit	We obtained an understanding of the process for evaluating the valuation of acquired customer relationship intangible assets by performing a walkthrough of the fair value analysis process, focusing on key controls identified by the company. This included management’s review of the reasonableness of the assumptions used in the analysis.

We also tested management’s controls to validate that the data used in the valuation models was complete and accurate.

We used an EY valuation specialist to assist with our auditing of the Company’s analysis. In addition, we leveraged our audit team members with experience in complex areas to assist in performing the work, which included engagement executives.

Our focus included evaluating the work of the management specialists used for the valuation, reviewing key assumptions included in the valuation with a focus on comparing these assumptions to current industry and economic trends, changes to the Company’s business model, customer base or product mix and other relevant factors. We also performed a sensitivity analysis of significant assumptions to evaluate the changes in the fair value of the acquired intangible assets that would result from changes in the assumptions.

We have served as the Company’s auditor since at least 1932, but we are unable to determine the specific year.
/s/ Ernst & Young LLP
Orlando, Florida
February 16, 2024

_____________________________________________________________________

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited L3Harris Technologies, Inc.’s internal control over financial reporting as of December 29, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L3Harris Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 29, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Tactical Data Links product line (“TDL”) and Aerojet Rocketdyne Holdings, Inc. (“AJRD”), which are included in the 2023 consolidated financial statements of the Company as of December 29, 2023 and constituted 1% and 5%, respectively, of total assets, excluding the preliminary value of goodwill and other intangible assets, as of December 29, 2023 and 2% and 5%, respectively, of total revenue for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of TDL and AJRD.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 29, 2023 and December 30, 2022, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended December 29, 2023, and the related notes and our report dated February 16, 2024 expressed an unqualified opinion thereon.
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
_____________________________________________________________________

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Orlando, Florida
February 16, 2024
_____________________________________________________________________

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended
(In millions, except per share amounts)	December 29, 2023	December 30, 2022	December 31, 2021

Revenue
Products	$13,694	$12,097	$13,156
Services	5,725	4,965	4,658
Total revenue	19,419	17,062	17,814
Cost of revenue
Products	(9,711)	(8,355)	(9,007)
Services	(4,595)	(3,780)	(3,431)
Total cost of revenue	(14,306)	(12,135)	(12,438)
General and administrative expenses	(3,262)	(3,006)	(3,280)
Asset group and business divestiture-related (losses) gains, net	(51)	8	220
Impairment of goodwill and other assets	(374)	(802)	(207)
Operating income	1,426	1,127	2,109
Non-service FAS pension income and other, net	338	425	439
Interest expense, net	(543)	(279)	(265)
Income from continuing operations before income taxes	1,221	1,273	2,283
Income taxes	(23)	(212)	(440)
Income from continuing operations	1,198	1,061	1,843
Discontinued operations, net of income taxes	—	—	(1)
Net income	1,198	1,061	1,842
Noncontrolling interests, net of income taxes	29	1	4
Net income attributable to L3Harris Technologies, Inc.	$1,227	$1,062	$1,846

Amount attributable to L3Harris Technologies, Inc. common shareholders
Income from continuing operations	$1,227	$1,062	$1,847
Discontinued operations, net of income taxes	—	—	(1)
Net income	$1,227	$1,062	$1,846

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic	$6.47	$5.54	$9.17
Diluted	$6.44	$5.49	$9.09
See accompanying Notes to Consolidated Financial Statements.

_____________________________________________________________________

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022	December 31, 2021

Net income	$1,198	$1,061	$1,842
Other comprehensive income (loss):
Foreign currency translation income (loss), net of income taxes	36	(119)	(63)
Net unrealized income (loss) on hedging derivatives, net of income taxes	10	(8)	(3)
Net unrecognized gains (losses) on postretirement obligations, net of income taxes	71	(26)	758
Other comprehensive income (loss), recognized during the period	117	(153)	692
Reclassification adjustments for (gains) losses included in net income	(27)	11	1
Other comprehensive income (loss), net of income taxes	90	(142)	693
Total comprehensive income	1,288	919	2,535
Comprehensive loss attributable to noncontrolling interest	29	1	4
Total comprehensive income attributable to L3Harris Technologies, Inc.	$1,317	$920	$2,539
See accompanying Notes to Consolidated Financial Statements.

_____________________________________________________________________

CONSOLIDATED BALANCE SHEET

(In millions, except shares)	December 29, 2023	December 30, 2022

Assets
Current assets
Cash and cash equivalents	$560	$880
Receivables, net of allowances for collection losses of $15 and $40, respectively	1,230	1,251
Contract assets	3,196	2,987
Inventories	1,472	1,291
Other current assets	491	298
Assets of business held for sale	1,106	47
Total current assets	8,055	6,754
Non-current assets
Property, plant and equipment, net	2,862	2,104
Goodwill	19,979	17,283
Other intangible assets, net	8,540	6,001
Deferred income taxes	91	73
Other non-current assets	2,160	1,309
Total assets	$41,687	$33,524

Liabilities and equity
Current liabilities
Short-term debt	$1,602	$2
Current portion of long-term debt, net	363	818
Accounts payable	2,106	1,945
Contract liabilities	1,900	1,400
Compensation and benefits	544	398
Other accrued items	1,129	818
Income taxes payable	88	376
Liabilities of business held for sale	272	19
Total current liabilities	8,004	5,776
Non-current liabilities
Long-term debt, net	11,160	6,225
Deferred income taxes	815	719
Other long-term liabilities	2,879	2,180
Total liabilities	22,858	14,900
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 189,808,581 and 190,611,458 shares at December 29, 2023 and December 30, 2022, respectively	190	191
Paid-in capital	15,553	15,677
Retained earnings	3,220	2,943
Accumulated other comprehensive loss	(198)	(288)
Total shareholders’ equity	18,765	18,523
Noncontrolling interests	64	101
Total equity	18,829	18,624
Total liabilities and equity	$41,687	$33,524
See accompanying Notes to Consolidated Financial Statements.
_____________________________________________________________________

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022	December 31, 2021

Operating Activities
Net income	$1,198	$1,061	$1,842
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of acquisition-related intangibles	779	605	627
Depreciation and other amortization	387	333	340
Share-based compensation	89	109	129
Share-based matching contributions under defined contribution plans	231	216	219
Pension and other postretirement benefit plan income	(275)	(395)	(375)
Impairment of goodwill and other assets	374	802	244
Asset group and business divestiture-related losses (gains), net	51	(8)	(220)
Deferred income taxes	(423)	(596)	(114)
(Increase) decrease in:
Receivables, net	124	(210)	217
Contract assets	62	23	(820)
Inventories	(182)	(310)	(68)
Other current assets	(55)	13	23
Increase (decrease) in:
Accounts payable	87	180	430
Contract liabilities	195	121	178
Compensation and benefits	38	(45)	(44)
Other accrued items	(88)	(181)	20
Income taxes	(333)	499	190
Other operating activities	(163)	(59)	(131)
Net cash provided by operating activities	2,096	2,158	2,687
Investing Activities
Net cash paid for acquired businesses	(6,688)	—	—
Additions to property, plant and equipment	(449)	(252)	(342)
Proceeds from sale of property, plant and equipment, net	56	14	7
Proceeds from sales of asset groups and businesses, net	71	23	1,729
Other investing activities	(11)	(35)	—
Net cash (used in) provided by investing activities	(7,021)	(250)	1,394
Financing Activities
Proceeds from borrowings, net of issuance cost	7,568	4	6
Repayments of borrowings	(3,170)	(14)	(13)
Change in commercial paper, net(1)	1,599	—	—
Proceeds from exercises of employee stock options	24	57	97
Repurchases of common stock	(518)	(1,083)	(3,675)
Cash dividends	(868)	(864)	(817)
Other financing activities	(41)	(51)	(11)
Net cash provided by (used in) financing activities	4,594	(1,951)	(4,413)
Effect of exchange rate changes on cash and cash equivalents	11	(18)	(3)
Net decrease in cash and cash equivalents	(320)	(61)	(335)
Cash and cash equivalents, beginning of period	880	941	1,276
Cash and cash equivalents, end of period	$560	$880	$941
_______________
(1) See Note 8: Debt and Credit Arrangements in the Notes to the Consolidated Financial Statements.
See accompanying Notes to Consolidated Financial Statements.
_____________________________________________________________________

CONSOLIDATED STATEMENT OF EQUITY

(In millions, except per share amounts)	Common Stock	Paid-in capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

Balance at January 1, 2021	$208	$19,008	$2,347	$(839)	$117	$20,841
Net income (loss)	—	—	1,846	—	(4)	1,842
Other comprehensive income, net of income taxes	—	—	—	693	—	693
Shares issued under stock incentive plans	1	96	—	—	—	97
Shares issued under defined contribution plans	1	218	—	—	—	219
Share-based compensation expense	—	129	—	—	—	129
Tax withholding payments on share-based awards	—	(5)	—	—	—	(5)
Repurchases and retirement of common stock	(17)	(3,199)	(459)	—	—	(3,675)
Cash dividends ($4.08 per share)	—	—	(817)	—	—	(817)
Other	1	1	—	—	(7)	(5)
Balance at December 31, 2021	194	16,248	2,917	(146)	106	19,319
Net income (loss)	—	—	1,062	—	(1)	1,061
Other comprehensive loss, net of income taxes	—	—	—	(142)	—	(142)
Shares issued under stock incentive plans	1	56	—	—	—	57
Shares issued under defined contribution plans	1	215	—	—	—	216
Share-based compensation expense	—	109	—	—	—	109
Tax withholding payments on share-based awards	—	(45)	—	—	—	(45)
Repurchases and retirement of common stock	(5)	(907)	(171)	—	—	(1,083)
Cash dividends ($4.48 per share)	—	—	(864)	—	—	(864)
Other	—	1	(1)	—	(4)	(4)
Balance at December 30, 2022	191	15,677	2,943	(288)	101	18,624
Net income (loss)	—	—	1,227	—	(29)	1,198
Other comprehensive income, net of income taxes	—	—	—	90	—	90
Shares issued under stock incentive plans	1	23	—	—	—	24
Shares issued under defined contribution plans	1	230	—	—	—	231
Share-based compensation expense	—	89	—	—	—	89
Tax withholding payments on share-based awards	—	(30)	—	—	—	(30)
Repurchases and retirement of common stock	(3)	(433)	(82)	—	—	(518)
Cash dividends ($4.56 per share)	—	—	(868)	—	—	(868)
Other	—	(3)	—	—	(8)	(11)
Balance at December 29, 2023	$190	$15,553	$3,220	$(198)	$64	$18,829
See accompanying Notes to Consolidated Financial Statements.
_____________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Organization — L3Harris Technologies, Inc., together with its subsidiaries, is the Trusted Disruptor in the defense industry. With customers’ mission-critical needs in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains. We support government customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products, systems and services have defense and civil government applications, as well as commercial applications. As of December 29, 2023 we had approximately 50,000 employees.
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
Fiscal Year — Our fiscal year ends on the Friday nearest December 31. Fiscal 2023, fiscal 2022 and fiscal 2021 each included 52 weeks.
Organizational Structure and Change in Accounting Policy — Effective for fiscal 2023, we adjusted our reporting to better align our businesses and transferred our ADG business from our IMS segment to our SAS segment. On October 1, 2023, we combined our Electronic Warfare sector and the majority of the ADG sector within our SAS segment to create a new sector, Advanced Combat Systems (“ACS”). The remaining portion of the ADG sector was combined with our Space Systems sector within our SAS segment.
The historical results, discussion and presentation of our business segments as set forth in the accompanying Consolidated Financial Statements and these Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of operations, balance sheets, statements of cash flows or statements of equity resulting from these changes. See “Business Segments” section below in this Note and Note 14: Business Segments in these Notes for information regarding our pension presentation and segment structure.
Divestitures — See Note 13: Acquisitions, Divestitures and Asset Sales in these Notes for information regarding our business divestitures and asset sales in fiscal 2023, 2022 and 2021.
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
Supplemental Cash Flow Information — Non-cash investing and financing activities during fiscal 2023, fiscal 2022 and fiscal 2021 included a $26 million, $20 million and $120 million, respectively, right-of-use (“ROU”) asset we obtained in exchange for a corresponding finance lease liability. These non-cash investing and financing activities are excluded from the “Additions to property, plant and equipment” and “Proceeds from borrowings, net of issuance cost” line items in our Consolidated Statement of Cash Flows. Right-of-use assets for finance leases are included in the “Property, plant and equipment, net” line item and the corresponding finance lease liabilities are included in the “Current portion of long-term debt, net” and “Long-term debt, net” line items in our Consolidated Balance Sheet.
Cash and Cash Equivalents — Cash and cash equivalents include cash at banks and temporary cash investments with a maturity of three or fewer months when purchased. These investments include accrued interest and are carried at the lower of cost or market.
Fair Value of Financial Instruments — The carrying amounts reflected in our Consolidated Balance Sheet for cash and cash equivalents, accounts receivable, non-current receivables, notes receivable, accounts payable, short-term debt and long-term variable-rate debt approximate their fair values. Fair values for long-term fixed-rate debt are primarily based on quoted market prices for those or similar instruments. See Note 8: Debt and Credit Arrangements in these Notes for additional information regarding fair values for our long-term fixed-rate debt. A discussion of fair values for our derivative financial instruments is included under the caption “Financial Instruments and Risk Management” in this Note.
_____________________________________________________________________

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
Accounts Receivable — We record receivables derived from contracts with customers at net realizable value and they generally do not bear interest. This value includes an allowance for estimated uncollectible accounts to reflect any losses anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. We calculate this allowance at inception based on expected loss over the life of the receivable. We consider historical write-offs by customer, level of past due accounts and economic status of the customers. A receivable is considered delinquent if it is unpaid after the term of the related invoice has expired. Write-offs are recorded at the time a customer receivable is deemed uncollectible.
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
Contract assets related to amounts withheld by customers until contract completion are not considered a significant financing component of our contracts because the intent is to protect the customers from our failure to satisfactorily complete our performance obligations. Payments received from customers in advance of revenue recognition are not considered a significant financing component of our contracts because they are utilized to pay for contract costs within a one-year period or are requested by us to ensure the customers meet their payment obligations. See Note 3: Contract Assets and Contract Liabilities in these Notes for additional information.
Inventories — Inventories are valued at the lower of cost (determined by average and first-in, first-out methods) or net realizable value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory primarily based on our estimated forecast of product demand, anticipated end of product life and production requirements. See Note 4: Inventories in these Notes for additional information regarding inventories.
Property, Plant and Equipment — Property, plant and equipment are carried on the basis of cost and include software capitalized for internal use. Depreciation of buildings, machinery and equipment is computed by the straight-line and accelerated methods. The estimated useful lives of buildings, including leasehold improvements, generally range between 2 and 45 years. The estimated useful lives of machinery and equipment generally range between 2 and 10 years. Amortization of internal-use software begins when the software is put into service and is based on the expected useful life of the software. The useful lives over which we amortize internal-use software generally range between 2 and 10 years. See Note 5: Property, Plant and Equipment, Net in these Notes for additional information regarding property, plant and equipment.
_____________________________________________________________________

Goodwill — We follow the acquisition method of accounting to record the assets and liabilities of acquired businesses at their estimated fair value at the date of acquisition. We initially record goodwill for the amount the consideration transferred exceeds the acquisition-date fair value of net identifiable assets acquired.
We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is our business segment level or one level below the business segment. Goodwill is tested for impairment annually as of the first business day of our fourth fiscal quarter, or under certain circumstances more frequently, such as when events or circumstances indicate there may be impairment. Such events or circumstances may include a significant deterioration in overall economic conditions, changes in the business climate of our industry, a decline in our market capitalization, operating performance indicators, competition, reorganizations of our business or the disposal of all or a portion of a reporting unit.
To test goodwill for impairment, we may perform both qualitative and quantitative assessments. If we elect to perform a qualitative assessment for a certain reporting unit, we evaluate events and circumstances impacting the reporting unit to determine the probability that goodwill is impaired. If we perform a quantitative assessment for a certain reporting unit, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value. We estimate fair values of our reporting units based on projected cash flows. Values derived from projected cash flows are corroborated through review of revenue and/or earnings multiples applied to the latest twelve months’ revenue and earnings of our reporting units. Projected cash flows are based on our best estimate of future revenues, operating costs and balance sheet metrics reflecting our view of the financial and market conditions of the underlying business; and the resulting cash flows are discounted using an appropriate discount rate that reflects the risk in the forecasted cash flows. Revenue and earnings multiples are based on current multiples of revenues and earnings for similar businesses, and based on revenue and earnings multiples paid for recent acquisitions of similar businesses made in the marketplace. We then assess whether any implied control premium, based on a comparison of fair value based purely on our stock price and outstanding shares with fair value determined by using all of the above-described models, is reasonable.
If we determine it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, we measure any impairment loss by comparing the fair value of each reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired, and an impairment loss is recognized in an amount equal to that excess. See Note 13: Acquisitions, Divestitures and Asset Sales and Note 6: Goodwill and Intangible Assets in these Notes for additional information regarding goodwill.
Long-Lived Assets, Including Intangible Assets — Long-lived assets, including finite-lived intangible assets, are amortized to expense over their useful lives either according to the underlying economic benefit as reflected by future net cash inflows or on a straight-line basis depending on the nature of the asset.
We assess the recoverability of the carrying value of our long-lived assets, including finite-lived intangible assets, whenever events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows are less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount. Indefinite-lived intangible assets are not amortized, but are tested annually for impairment, or under certain circumstances more frequently, such as when events and circumstances indicate there may be an impairment. This testing compares the fair value of the asset to its carrying amount, and, when appropriate, the carrying amount of these assets is reduced to its fair value. See Note 5: Property, Plant and Equipment, Net and Note 6: Goodwill and Intangible Assets in these Notes for additional information regarding long-lived assets and intangible assets.
Leases — We recognize ROU assets and lease liabilities in our Consolidated Balance Sheet for operating and finance leases under which we are the lessee. As a practical expedient, leases with a term of twelve months or less (including reasonably certain extension periods) and leases with expected lease payments of less than $250 thousand are expensed as incurred.
Operating lease assets and finance lease assets are included in the “Other non-current assets” and “Property, plant and equipment, net” line items, respectively, in our Consolidated Balance Sheet. Operating lease liabilities and finance lease liabilities for obligations due within twelve months are included in the “Other accrued items” line item in our Consolidated Balance Sheet. Operating lease liabilities and finance lease liabilities for obligations due longer than twelve months are included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet.
ROU assets and lease liabilities are recognized based on the present value of future lease payments, which are primarily base rent. We have some lease payments that are based on an index and changes to the index are treated as variable lease payments and recognized in the period in which the obligation for those payments is incurred. Our
_____________________________________________________________________

lease payments also include non-lease components such as real estate taxes and common-area maintenance costs. As a practical expedient, we account for lease and non-lease components as a single component. For certain leases, the non-lease components are variable and are therefore excluded from lease payments to determine the ROU asset. The present value of future lease payments is determined using our incremental borrowing rate at lease commencement over the expected lease term. We use our incremental borrowing rate because our leases do not provide an implicit lease rate. The expected lease term represents the number of years we expect to lease the property, including options to extend or terminate the lease when it is reasonably certain that we will exercise the option.
Operating lease expense is recognized as an operating cost on a straight-line basis over the expected lease term in the “Cost of revenue” and “General and administrative expenses” line items in our Consolidated Statement of Operations. For finance leases, the asset is amortized on a straight-line basis over the lease term, and interest on the lease liability is recognized in interest expense.
We are a lessor for certain flight simulators and aircraft which meet the criteria for operating lease classification. Lease income associated with these leases was not material in fiscal 2023, 2022 or 2021.
See Note 11: Leases in these Notes for additional information regarding leases
Income Taxes — We follow the asset and liability method of accounting for income taxes. We record deferred tax assets and liabilities for differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
The implementation of a modified territorial tax system by the Tax Cuts and Jobs Act of 2017 (“TCJA”) subjects us to tax on our Global Intangible Low-Taxed Income (“GILTI”) starting with fiscal 2019. The Financial Accounting Standards Board has permitted companies to make an accounting policy decision to either (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred (“period cost method”) or (2) factor such amounts into the measurement of its deferred taxes (“deferred method”). We have elected to use the period cost method.
See Note 7: Income Taxes in these Notes for additional information regarding income taxes.
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

Segment	Average Warranty Period
SAS	One to three years
IMS	One to three years
CS	One to five years
AR	One year
Because our products are manufactured, in many cases, to customer specifications and their acceptance is based on meeting those specifications, we historically have experienced minimal warranty costs. Factors that affect our warranty liability include the number of installed units, historical experience, anticipated delays in delivery of products to end customers, in-country support for international revenues and our assumptions regarding anticipated rates of warranty claims and cost per claim. We assess the adequacy of our recorded warranty liabilities every quarter and make adjustments to the liability as necessary.
Restructuring and Other Exit Costs — We record charges for restructuring and other exit activities related to sales or terminations of product lines, closures or relocations of business activities, changes in management structure, and fundamental reorganizations that affect the nature and focus of operations. Such charges include termination benefits, contract termination costs and costs to close or consolidate facilities or relocate employees. We record these charges at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period.
_____________________________________________________________________

Foreign Currency Translation — The functional currency for most international subsidiaries is the local currency. Assets and liabilities are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a separate component of shareholders’ equity.
Stock Options and Other Share-Based Compensation — We measure compensation cost for all share-based payments (including employee stock options) at fair value and recognize cost over the vesting period, with forfeitures recognized as they occur. It is our practice to issue shares when options are exercised. See Note 10: Stock Options and Other Share-Based Compensation in these Notes for additional information regarding share-based compensation.
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
We categorize revenue and costs for performance obligations to provide tangible goods as “product” and revenue and costs for performance obligations to provide services for which the principal result is not to produce anything tangible as “service.” In instances where a single performance obligation requires us to deliver products and perform services, we derive the product and service categories presented in our financial statements based upon the predominant nature of each performance. In these cases, we classify the revenue and costs from the entire performance obligation based on the nature of the overall promise made to the customer.
At the inception of each contract, we evaluate the promised products and services to determine whether the contract should be accounted for as having one or more performance obligations. A performance obligation is a promise to transfer a distinct product or service to a customer and represents the unit of accounting for revenue recognition. A substantial majority of our revenue is derived from long-term development and production contracts involving the design, development, manufacture or modification of defense products and related services according to the customers’ specifications. Due to the highly interdependent and interrelated nature of the underlying products and services and the significant service of integration that we provide, which often result in the delivery of multiple units, we account for these contracts as one performance obligation. For contracts that include both development/production and follow-on support services (for example, operations and maintenance), we generally consider the follow-on services distinct in the context of the contract and account for them as separate performance obligations. Additionally, we also recognize revenue from contracts to provide multiple distinct products to a customer where the products can readily be sold to other customers based on their commercial nature and, accordingly, these products are accounted for as separate performance obligations.
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
For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price of the product or service underlying each performance
_____________________________________________________________________

obligation. The standalone selling price represents the amount for which we would sell the product or service to a customer on a standalone basis (i.e., not sold as a bundle with any other products or services). Our contracts with the U.S. Government, including foreign military sales contracts, are subject to the FAR and the prices of our contract deliverables are typically based on our estimated or actual costs plus a reasonable profit margin. As a result, the standalone selling prices of the products and services in these contracts are typically equal to the selling prices stated in the contract, thereby eliminating the need to allocate (or reallocate) the transaction price to the multiple performance obligations. In our non-U.S. Government contracts, we also generally use the expected cost plus a reasonable profit margin approach to determine standalone selling price. In addition, we determine standalone selling price for certain contracts that are commercial in nature based on observable selling prices.
We recognize revenue for each performance obligation when (or as) the performance obligation is satisfied by transferring control of the promised products or services underlying the performance obligation to the customer. The transfer of control can occur over-time or at a point in time. A significant portion of our business is derived from development and production contracts. Revenue and profit related to development and production contracts are generally recognized over-time, typically using the POC cost-to-cost method of revenue recognition, whereby we measure our progress towards completion of the performance obligation based on the ratio of costs incurred to date to estimated costs at completion under the contract. Because costs incurred represent work performed, we believe this method best depicts the transfer of control of the asset to the customer. Under the POC cost-to-cost method of revenue recognition, a single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. To a lesser extent, we also recognize revenue from contracts to provide multiple distinct products to a customer that are commercial in nature and can readily be sold to other customers. These performance obligations do not meet any of the three criteria listed below to recognize revenue over-time; therefore, we recognize revenue at a point in time, generally when the products are received and accepted by the customer.
Point-in-Time Revenue Recognition. Our performance obligations are satisfied at a point in time unless they meet at least one of the following criteria, in which case they are satisfied over-time:
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
Over-Time Revenue Recognition. For U.S. Government development and production contracts, there is generally a continuous transfer of control of the asset to the customer as it is being produced based on FAR clauses in the contract that provide the customer with lien rights to work in process and allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. This also typically applies to our contracts with prime contractors for U.S. Government development and production contracts, when the above-described FAR clauses are flowed down to us by the prime contractors.
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
For performance obligations to provide services that are satisfied over-time, we recognize revenue either on a straight-line basis, the POC cost-to-cost method or based on the right-to-invoice method (i.e., based on our right to bill the customer), depending on which method best depicts transfer of control to the customer.
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
_____________________________________________________________________

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
When changes in estimated total costs at completion or in estimated total transaction price are determined, the related impact on operating income is recognized on a cumulative basis. Cumulative EAC adjustments represent the cumulative effect of the changes on current and periods; revenue and operating margins in future periods are recognized as if the revised estimates had been used since contract inception. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident.
Net EAC adjustments had the following impact to earnings for the periods presented:

	Fiscal Year Ended
(In millions, except per share amounts)	December 29, 2023	December 30, 2022	December 31, 2021

Net EAC adjustments, before income taxes	$(85)	$36	$304
Net EAC adjustments, net of income taxes	(63)	27	228
Net EAC adjustments, net of income taxes, per diluted share	(0.33)	0.14	1.12
Revenue recognized from performance obligations satisfied in prior periods was $118 million, $110 million and $402 million in fiscal 2023, 2022 and 2021, respectively.
Bill-and-Hold Arrangements. For certain contracts, the finished product may temporarily be stored at our location under a bill-and-hold arrangement. Revenue is recognized on bill-and-hold arrangements at the point in time when the customer obtains control of the product and all of the following criteria have been met: the arrangement is substantive (for example, the customer has requested the arrangement); the product is identified separately as belonging to the customer; the product is ready for physical transfer to the customer; and we do not have the ability to use the product or direct it to another customer. In determining when the customer obtains control of the product, we consider certain indicators, including whether we have a present right to payment from the customer, whether title and/or significant risks and rewards of ownership have transferred to the customer and whether customer acceptance has been received (in the case of arrangements with customer acceptance provisions).
Backlog. Backlog, which is the equivalent of our remaining performance obligations, represents the future revenue we expect to recognize as we perform on our current contracts. Backlog comprises both funded backlog (i.e., firm orders for which funding is authorized and appropriated) and unfunded backlog. Backlog excludes unexercised contract options and potential orders under ordering-type contracts, such as IDIQ contracts.
At December 29, 2023, our ending backlog was $32.7 billion, of which $22.0 billion was funded backlog. We expect to recognize approximately 40% of the revenue associated with this backlog by the end of 2024 and approximately 65% by the end of 2025, with the remainder to be recognized thereafter. At December 30, 2022, our ending backlog was $22.3 billion, of which $16.2 billion was funded backlog.
Retirement Benefits — We sponsor various pension and other postretirement defined benefit plans. Accordingly, the funded or unfunded position of each defined benefit plan is recorded in our Consolidated Balance Sheet. Actuarial gains and losses and prior service costs or credits that have not yet been recognized through income are recorded in the “Accumulated other comprehensive loss” line item within equity in our Consolidated Balance Sheet, net of taxes, until they are amortized as a component of net periodic benefit income. The determination of benefit obligations and the recognition of expenses related to defined benefit plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, long-term expected rates of return on plan assets, the rate of future compensation increases, mortality, termination and health care cost trend rates.
We develop each assumption using relevant Company experience in conjunction with market-related data. Actuarial assumptions are reviewed annually with third-party consultants and adjusted as appropriate. For the recognition of net periodic benefit income, the calculation of the long-term expected return on plan assets is
_____________________________________________________________________

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
We record the service cost component of net periodic benefit income in the “Cost of revenue” and “General and administrative expenses” line items in our Consolidated Statement of Operations. The non-service cost components of net periodic benefit income are included in the “Non-service FAS pension income and other, net” line item in our Consolidated Statement of Operations.
We also provide retirement benefits to many of our U.S.-based employees through defined contribution retirement plans, including 401(k) plans and certain non-qualified deferred compensation plans. The defined contribution retirement plans have matching and savings elements. Company contributions to the retirement plans are based on employees’ savings with no other funding requirements. We may make additional contributions to the retirement plans at our discretion. Retirement and postretirement benefits also include unfunded limited healthcare plans for some U.S.-based retirees and employees on long-term disability. We estimate benefits for these plans using actuarial valuations that are based, in part, on certain key assumptions we make, including the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases, healthcare cost trend rates and employee turnover and mortality, each appropriately based on the nature of the plans. We accrue the cost of these benefits during an employee’s active service life, except in the case of our healthcare plans for disabled employees, the costs of which we accrue when the disabling event occurs.
See Note 9: Retirement Benefits in these Notes for additional information regarding our defined benefit plans.
Environmental Expenditures — We generally capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue environmental expenses resulting from existing conditions that relate to past or current operations. Our accruals for environmental expenses are recorded on a site-by-site basis when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies available to us. Our accruals for environmental expenses represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees, and are reviewed periodically, at least annually at the year-end balance sheet date, and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. If the timing and amount of future cash payments for environmental liabilities are fixed or reliably determinable, we generally discount such cash flows in estimating our accrual.
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
See Note 15: Legal Proceedings, Commitments and Contingencies in these Notes for additional information regarding our environmental expenditures.
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
_____________________________________________________________________

As of December 29, 2023, we had commercial commitments on outstanding surety bonds of $536 million and standby letters of credit of $723 million. There were no other such financial guarantees and commercial commitments accrued for in our Consolidated Balance Sheet.
Financial Instruments and Risk Management — In the normal course of business, we are exposed to global market risks, including the effect of changes in foreign currency exchange rates and changes in interest rates. We use derivative instruments to manage our exposure to such risks and formally document all relationships between hedging instruments and hedged items, as well as the risk-management objective and strategy for undertaking hedge transactions. To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement cash flow hedges across our business segments. More specifically, we use foreign currency forward contracts and options to hedge off-balance sheet future foreign currency commitments, including purchase commitments to suppliers, future committed sales to customers and intersegment transactions. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. At December 29, 2023, we had open foreign currency forward contracts with an aggregate notional amount of $223 million, hedging certain forecasted transactions denominated in U.S. Dollars, Canadian Dollars and Australian Dollars. At December 30, 2022, we had open foreign currency forward contracts with an aggregate notional amount of $275 million, hedging certain forecasted transactions denominated in Canadian Dollars, U.S. Dollars, British Pounds and Euros.
We may also enter into derivative instruments that are not designated as hedges and do not qualify for hedge accounting. We recognize all derivatives in our Consolidated Balance Sheet at fair value. These financial instruments are marked-to-market using forward prices and fair value quotes with the offset to other comprehensive income (loss) and are categorized in Level 2 of the fair value hierarchy. The cash flow impact of our derivatives is included in the same category in our Consolidated Statement of Cash Flows as the cash flows of the related hedged items. We do not hold or issue derivatives for speculative trading purposes.
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
Income From Continuing Operations Per Common Share — For all periods presented in our Consolidated Financial Statements and these Notes, income from continuing operations per share (“EPS”) is computed using the two-class method. The two-class method of computing EPS is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends paid and participation rights in undistributed earnings. Under the two-class method, income from continuing operations per common share is computed by dividing the sum of earnings distributed to common shareholders and undistributed earnings allocated to common shareholders by the weighted-average number of common shares outstanding for the period. Income from continuing operations per diluted common share (“diluted EPS”) is computed using the more dilutive of the two-class method or the treasury stock method. In applying the two-class method, undistributed earnings are allocated to both common shares and participating securities based on the weighted-average shares outstanding during the period. See Note 2: Earnings Per Share in these Notes for additional information regarding weighted-average shares outstanding.
Business Segments — We evaluate our business segment’s based on its operating income or loss. Intersegment revenues are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The “Corporate eliminations” line item in Note 14: Business Segments in these Notes represents the elimination of intersegment revenues. Corporate expenses are primarily allocated to our business segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. The “Unallocated corporate department (expense) income, net” line item in Note 14: Business Segments in these Notes represents the portion of corporate expenses that are not included in management’s evaluation of segment operating performance or elimination of intersegment profits.
In accordance with CAS, we allocate a portion of pension and OPEB plan costs to our U.S. Government contracts. However, our Consolidated Financial Statements require pension and OPEB plan income or expense to be calculated in accordance with FAS requirements under GAAP. The “FAS/CAS operating adjustment” line item in Note 14: Business Segments in these Notes represents the difference between the service cost component of FAS pension and OPEB cost and total CAS pension and OPEB cost. The non-service cost components of FAS pension and OPEB income or expense are included as component of the “Non-service FAS pension income and other, net” line item in our Consolidated Statement of Operations. The non-service cost components of net periodic pension and
_____________________________________________________________________

postretirement benefit income includes interest cost, expected return on plan assets, amortization of net actuarial gain or loss and effect of curtailments or settlements under our pension and postretirement benefit plans. See Note 9: Retirement Benefits in these Notes for more information on the composition of non-service cost components of FAS pension and OPEB income and expense.
Research and Development — Company-funded R&D costs are expensed as incurred and are included in the “General and administrative expenses” line item in our Consolidated Statement of Operations. These costs were $480 million, $603 million and $692 million in fiscal 2023, 2022, and 2021, respectively. Customer-funded R&D costs are incurred pursuant to contractual arrangements, principally U.S. Government-sponsored contracts requiring us to provide a product or service meeting certain defined performance or other specifications (such as designs), and such contractual arrangements are accounted for principally by the POC cost-to-cost revenue recognition method. Customer-funded R&D is included in the “Revenue” and “Cost of revenue” line items in our Consolidated Statement of Operations.
Accounting Changes or Recent Accounting Pronouncements — Accounting standards updates adopted and/or issued, but not effective until after December 29, 2023, are not expected to have a material effect on our Consolidated Financial Statements, and there have been no new accounting changes or recent accounting pronouncements which became effective during fiscal 2023 that materially impacted our Consolidated Financial Statements.
NOTE 2: EARNINGS PER SHARE
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

	Fiscal Year Ended
(In millions, except per share amounts)	December 29, 2023	December 30, 2022	December 31, 2021

Basic weighted-average common shares outstanding	189.6	191.8	201.3
Impact of dilutive share-based awards	1.0	1.7	1.9
Diluted weighted-average common shares outstanding	190.6	193.5	203.2
Income from continuing operations per diluted common share excludes the antidilutive impact of 3.7 million, 0.3 million and 0.8 million weighted average share-based awards outstanding in fiscal 2023, 2022 and 2021, respectively.
NOTE 3: CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets and contract liabilities are summarized below:

(In millions)	December 29, 2023	December 30, 2022

Contract assets(1)	$3,196	$2,987
Contract liabilities, current(2)	(1,900)	(1,400)
Contract liabilities, non-current(3)	(94)	(117)
Net contract assets	$1,202	$1,470
_______________
(1)Includes approximately $385 million of AR contract assets at December 29, 2023.
(2)Includes approximately $319 million of AR contract liabilities at December 29, 2023.
(3)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Consolidated Balance Sheet.
The components of contract assets are summarized below:

(In millions)	December 29, 2023	December 30, 2022

Unbilled contract receivables, gross	$6,649	$4,629
Unliquidated progress payments and advances	(3,453)	(1,642)
Contract assets	$3,196	$2,987
Contract assets and liabilities as of December 29, 2023 and December 30, 2022 were impacted primarily by the timing of contractual billing milestones. In fiscal 2023, 2022 and 2021, we recognized $1.25 billion, $1.06 billion and $930 million, respectively, of revenue related to contract liabilities that were outstanding at the end of the respective prior fiscal year.
NOTE 4: INVENTORIES
Inventories are summarized below:

(In millions)	December 29, 2023	December 30, 2022

Finished products	$217	$181
Work in process	427	396
Materials and supplies	828	714
Inventories	$1,472	$1,291

NOTE 5: PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, are summarized below:

(In millions)	December 29, 2023	December 30, 2022

Land	$184	$78
Software capitalized for internal use	716	686
Buildings	1,605	1,251
Machinery and equipment	2,816	2,322
	5,321	4,337
Less: accumulated depreciation and amortization	(2,459)	(2,233)
Property, plant and equipment, net(1)	$2,862	$2,104
_______________
(1)Includes approximately $95 million, $275 million and $251 million of AR land, buildings and machinery and equipment, respectively, at December 29, 2023.
Depreciation and amortization expense related to property, plant and equipment was $389 million, $342 million and $343 million in fiscal 2023, 2022 and 2021, respectively.
There were no impairments of property, plant and equipment in fiscal 2023 or 2022.
_____________________________________________________________________

NOTE 6: GOODWILL AND INTANGIBLE ASSETS
The assignment of goodwill and changes in the carrying amount of goodwill, by business segment, for fiscal 2023 and 2022 were as follows:

(In millions)	SAS	IMS	CS	AR	Total

Balance at December 31, 2021	$5,849	$8,187	$4,153	**	$18,189
Assets of business held for sale(1)	(30)	—	—	**	(30)
Impairment of goodwill	—	(447)	(355)	**	(802)
Currency translation adjustments	(41)	(31)	(2)	**	(74)
Balance at December 30, 2022	5,778	7,709	3,796	**	17,283
Reallocation of goodwill in business realignment(2)	327	(327)	—	—	—
Goodwill from TDL acquisition	—	—	1,143	—	1,143
Goodwill from AJRD acquisition	—	—	—	2,365	2,365
Goodwill decrease from divestitures(1)	(9)	—	—	—	(9)
Assets of business held for sale(3)	—	(534)	—	—	(534)
Impairment of goodwill	—	(296)	—	—	(296)
Currency translation adjustments	14	12	1	—	27
Balance at December 29, 2023	$6,110	$6,564	$4,940	$2,365	$19,979
_______________
**AR is a new reportable segment established in the quarter ended September 29, 2023 which consists of the assets, liabilities and operations assumed in the AJRD acquisition. As such, there is no comparable prior year information.
(1)During fiscal 2022, we assigned $30 million of goodwill associated with the then pending VIS business divestiture to “Assets of business held for sale ” in our Consolidated Balance Sheet. During fiscal 2023, we assigned an additional $9 million of goodwill to our VIS business and completed the divestiture. We derecognized $39 million of goodwill as part of determining the gain on sale. See Note 13: Acquisitions, Divestitures and Asset Sales in these Notes for further information.
(2)In conjunction with our 2023 business realignment discussed below, we reallocated $327 million of goodwill related to the legacy ADG reporting unit, which is net of fiscal 2022 impairment charges of $80 million, to our SAS segment from our IMS segment.
(3)During fiscal 2023, we assigned $534 million of goodwill associated with the pending divestiture of the CAS disposal group to “Assets of business held for sale” in our Consolidated Balance Sheet. See Note 13: Acquisitions, Divestitures and Asset Sales in these Notes for further information.
At December 29, 2023 accumulated goodwill impairment losses totaled $80 million, $1,126 million and $355 million at our SAS, IMS, and CS segments, respectively. At December 30, 2022 accumulated goodwill impairment losses totaled $80 million, $830 million and $355 million at our SAS, IMS, and CS segments, respectively.
Reallocation of Goodwill in Business Realignment — Fiscal 2023
Effective in fiscal 2023, we adjusted our reporting to better align our businesses and transferred our ADG business (a reporting unit) from our IMS segment to our SAS segment (also a reporting unit). In connection with the realignment, we reduced our reporting units from nine to eight as the ADG reporting unit and all $327 million of associated goodwill was absorbed by our existing SAS reporting unit given the economic similarities of the two reporting units. Immediately before the realignment, we performed a qualitative impairment assessment over our SAS reporting unit and a quantitative impairment assessment over our ADG reporting unit. Immediately after the realignment, we performed a quantitative impairment assessment over the SAS reporting unit. We prepared estimates of the fair value of our pre-realignment ADG reporting unit and post-realignment SAS reporting unit based on a combination of market-based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions and an income-based valuation technique using projected discounted cash flows. These assessments indicated no impairment existed either before or after the realignment.
Goodwill from TDL Acquisition — Fiscal 2023
We recorded $1,143 million of goodwill in our Broadband reporting unit within our CS segment in connection with the acquisition of TDL. See Note 13: Acquisitions, Divestitures and Asset Sales in these Notes for further information.
Goodwill from AJRD Acquisition — Fiscal 2023
We recorded $2,365 million of goodwill in our AR segment, which is also the AR reporting unit in connection with the acquisition of AJRD. See Note 13: Acquisitions, Divestitures and Asset Sales in these Notes for further information.
_____________________________________________________________________

CAS Disposal Group Pending Divestiture and Impairment — Fiscal 2023
As described in more detail in Note 13: Acquisitions, Divestitures and Asset Sales, on November 27, 2023, we announced that we entered into a definitive agreement to sell our CAS disposal group, which includes both the CTS and Commercial Aviation reporting units. As of November 27, 2023, the fair value less costs to sell the CAS disposal group was $834 million, inclusive of considerations related to noncontrolling interest and accumulated other comprehensive income.
In connection with the preparation of our financial statements for the fiscal year ended December 29, 2023, we evaluated the facts and circumstances which impacted the agreed upon selling price of the CAS disposal group and identified interim indicators of impairment within both reporting units subsequent to our annual impairment testing date of October 2, 2023. Specifically, supply chain-related operational challenges which negatively impact cash flows over the short-term forecast period were assessed in combination with our long-term portfolio shaping strategy to dispose of non-core businesses. As a result, we performed quantitative impairment tests for both reporting units as of November 27, 2023, utilizing an income approach aligned to market prices for the two reporting units, as specified in the definitive agreement. As a result of these tests, we determined that the fair value of the CTS reporting unit was above carrying value, while the fair value of the Commercial Avionics reporting unit was below its carrying value, and concluded goodwill related to the Commercial Aviation reporting unit was impaired. Therefore we recorded a non-cash charge for impairment of $296 million associated with the Commercial Aviation reporting unit in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations.
Goodwill Impairments — Fiscal 2022
During fiscal 2022, we determined that goodwill related to our Broadband, ADG and Electro Optical reporting units was impaired and we recorded non-cash impairment charges of $355 million, $313 million and $134 million, respectively, in the “Impairment of goodwill and other assets” line item in our Condensed Consolidated Statement of Operations. See Note 9: Goodwill in our Fiscal 2022 Form 10-K for further information on our fiscal 2022 goodwill impairments.
In conjunction with our 2023 business realignment, certain businesses within our ADG reporting unit were aligned with our Electro Optical and SAS reporting units. As such, fiscal 2022 impairment charges related to Electro Optical and ADG of $367 million and $80 million, are included in our Electro Optical and SAS reporting units, respectively, in our comparative financial results for fiscal 2022.
Fiscal 2021 Impairment
During fiscal 2021, we determined the criteria to be classified as held for sale were met with respect to the CPS business within our Aviation Systems segment and assigned $174 million of goodwill to the disposal group on a relative fair value basis. In connection with the preparation of our financial statements for fiscal 2021, we concluded that goodwill related to the CPS business was impaired and we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations for fiscal 2021. See Note 13: Acquisitions, Divestitures and Asset Sales in these Notes for additional information.
Intangible Assets
The most significant identifiable intangible asset that is separately recognized for our business combinations is customer relationships. Our customer relationships are established through written customer contracts (i.e., revenue arrangements). The fair value for customer relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows arising from the follow-on revenues expected from the customer relationships over the estimated lives, including the probability of expected future contract renewals and revenues, less a contributory assets charge, all of which is discounted to present value.
_____________________________________________________________________

Identifiable intangible assets, net, are summarized below:

	December 29, 2023			December 30, 2022
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (1)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount (2)

Customer relationships	$8,892	$2,733	$6,159	$6,124	$2,189	$3,935
Developed technologies	856	413	443	566	366	200
Trade names — divisions	185	50	135	95	53	42
Other, including contract backlog	4	4	—	3	3	—
Total finite-lived identifiable intangible assets	9,937	3,200	6,737	6,788	2,611	4,177
In-process research and development	—	—	—	21	—	21
Trade names — corporate	1,803	—	1,803	1,803	—	1,803
Total identifiable intangible assets, net	$11,740	$3,200	$8,540	$8,612	$2,611	$6,001
_______________
(1)During fiscal 2023, we assigned $263 million of intangible assets associated with the pending divestiture of the CAS disposal group to "Assets of business held for sale" in our Consolidated Balance Sheet. See Note 13: Acquisitions, Divestitures and Asset Sales in these Notes for additional information regarding divestitures and businesses held for sale.
(2)During fiscal 2022, we assigned $10 million of intangible assets associated with the then pending VIS business divestiture to "Assets of business held for sale" in our Consolidated Balance Sheet. During fiscal 2023, we completed the divestiture of our VIS business. See Note 13: Acquisitions, Divestitures and Asset Sales in these Notes for additional information regarding divestitures and businesses held for sale.

Intangible assets acquired in fiscal 2023 are as follows:

	TDL Acquisition			AJRD Acquisition
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$406	$62	$344	$2,720	$102	$2,618
Developed technologies	349	21	328	—	—	—
Trade names — divisions	—	—	—	120	3	117
The most significant identifiable intangible asset that is separately recognized for our business combinations is customer relationships. For further description of our accounting policies related to intangible assets acquired in the TDL and AJRD acquisitions, see Note 13: Acquisitions, Divestitures and Asset Sales.
Amortization expense for identifiable finite-lived intangible assets was $779 million, $605 million and $627 million in fiscal 2023, 2022 and 2021, respectively, and primarily related to assets acquired in connection with business combinations.
Future estimated amortization expense for identifiable intangible assets is as follows:

(In millions)

2024	$914
2025	791
2026	694
2027	585
2028	513
Thereafter	3,240
Total	$6,737
In-process R&D Impairment - Fiscal 2023
During fiscal 2023, we closed a facility, which triggered an evaluation of the in-process R&D related to the operations of the closed facility for impairment. As a result we recorded a $21 million non-cash charge for the impairment of in-process R&D intangible assets which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations.
_____________________________________________________________________

Fiscal 2021 Impairment
During the quarter ended July 2, 2021, we adjusted our Aviation Systems segment reporting to better align our businesses and separated the CTS business from our CAS reporting unit, creating a new reporting unit within the CAS sector of our Aviation Systems segment. Immediately before and after our goodwill assignments, we completed an assessment of any potential goodwill impairment under our former and new reporting unit structure and determined that no impairment existed.
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
NOTE 7: INCOME TAXES
Income Tax Provision
The provisions for current and deferred income taxes attributable to continuing operations are as follows:

	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022	December 31, 2021

Current:
United States	$328	$633	$415
International	50	82	70
State and local	66	98	65
Total current income taxes	444	813	550

Deferred:
United States	(380)	(523)	(55)
International	10	(61)	(34)
State and local	(51)	(17)	(21)
Total deferred income taxes	(421)	(601)	(110)
Total income taxes	$23	$212	$440
A reconciliation of the U.S. statutory income tax rate to our effective income tax rate is as follows:

	Fiscal Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021

U.S. statutory income tax rate	21.0%	21.0%	21.0%
State taxes	1.1	2.2	1.8
International income	—	—	0.4
Non-deductible goodwill impairment	3.6	14.2	0.6
Research and development tax credit	(12.5)	(13.0)	(5.9)
FDII deduction	(4.4)	(5.1)	(1.4)
Changes in valuation allowance	0.5	0.1	0.9
Impact of divestitures and reorganizations	(8.5)	(1.3)	4.1
Equity-based compensation(1)	0.2	(0.2)	(1.1)
Settlement of tax audits	(1.1)	(0.7)	(1.1)
Other items	2.0	(0.5)	—
Effective income tax rate	1.9%	16.7%	19.3%
_______________
(1)Includes non-deductible equity-based compensation and excess tax benefits from equity-based compensation.
_____________________________________________________________________

As of December 29, 2023, we estimate our outside basis difference in foreign subsidiaries that are considered indefinitely reinvested to be approximately $1.5 billion. The outside basis difference is comprised predominantly of purchase accounting adjustments and to a lesser extent, undistributed earnings and other equity adjustments. In the event of a disposition of the foreign subsidiaries or a distribution, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions. As of December 29, 2023, the determination of the amount of unrecognized deferred tax liability related to the outside basis difference is not practicable.
Purchase of Tax Credits under IRA
The IRA includes a new transferability provision under Section 6418 of the Internal Revenue Code which permits, in certain circumstances, the sale of federal income tax credits generated from renewable and alternative energy sources. During the year ended December 29, 2023, we entered into a binding agreement to purchase tax credits totaling $51 million for the 2023 tax year for a net purchase price of $0.95 per $1.00 of tax credits, allowing us to reduce our 2023 federal income taxes payable by the amount of credits we expect to claim on our tax returns as a result of our binding agreement. We have recorded a liability to the transferor for the amount owed in the “Other accrued items” line of the Consolidated Balance Sheet. We have recorded an income tax benefit of $2 million for the difference between the amount paid or to be paid to the transferor and the reduction to our taxes payable in the “Income taxes” line of the Consolidated Statement of Operations.
Deferred Income Tax Assets (Liabilities)
The components of deferred income tax assets (liabilities) were as follows:

(In millions)	December 29, 2023	December 30, 2022

Deferred tax assets, net:
Accruals	$334	$227
Tax loss and credit carryforwards	217	194
Operating lease obligation	243	239
Capitalized research and experimental expenditures	1,125	646
Other	272	372
Valuation allowance(1)	(240)	(243)
Deferred tax assets, net	1,951	1,435

Deferred tax liabilities:
Property, plant and equipment	(252)	(167)
Acquired intangibles	(2,143)	(1,566)
Operating lease right-of-use asset	(219)	(210)
Other	(61)	(138)
Deferred tax liabilities	(2,675)	(2,081)
Net deferred tax liabilities	$(724)	$(646)
_______________
(1)The valuation allowance has been established to offset certain domestic and foreign deferred tax assets due to uncertainty regarding our ability to realize them in the future. The net change in our valuation allowance in fiscal 2023 and 2022 was a decrease of $3 million and $14 million, respectively.
Net deferred tax assets (liabilities) were classified as follows in our Consolidated Balance Sheet:

(In millions)	December 29, 2023	December 30, 2022

Deferred income tax assets	$91	$73
Deferred income tax liabilities	(815)	(719)
Net deferred tax liabilities	$(724)	$(646)
Tax loss and credit carryforwards at December 29, 2023 have expiration dates ranging from less than one year to no expiration date. A significant portion of the carryforwards are either indefinite or begin expiring in 2035. The tax-effected amounts of federal, international and state and local operating loss carryforwards at December 29, 2023 were $5 million, $83 million and $4 million, respectively. The tax-effected amounts of federal, international and state and local capital loss carryforwards were not material at December 29, 2023. There were no international
_____________________________________________________________________

credit carryforwards, and $7 million and $110 million of federal and state and local credit carryforwards, respectively, at December 29, 2023.
Income from continuing operations before income taxes of international subsidiaries was $205 million, $95 million and $29 million in fiscal 2023, 2022 and 2021, respectively. We paid $715 million, $309 million and $358 million in income taxes, net of refunds received, in fiscal 2023, 2022 and 2021, respectively.
Tax Uncertainties
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022	December 31, 2021

Balance at beginning of period	$613	$587	$542
Additions based on tax positions taken during current period	99	124	115
Additions based on tax positions taken during prior period	8	4	11
Additions from tax positions related to acquired entities	86	—	—
Decreases based on tax positions taken during prior period	(133)	(76)	(64)
Decreases from lapse in statutes of limitations	(11)	(6)	(15)
Decreases from settlements	(10)	(20)	(2)
Balance at end of fiscal year	$652	$613	$587
As of December 29, 2023, we had $652 million of unrecognized tax benefits, of which $509 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. As of December 30, 2022, we had $613 million of unrecognized tax benefits, of which $486 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.
We recognize accrued interest and penalties related to unrecognized tax benefits as part of our income tax expense. We recognized interest and penalties of $20 million, $12 million and $3 million in fiscal 2023, 2022 and 2021, respectively. We had accrued $80 million for the potential payment of interest and penalties as of December 29, 2023 (and this amount was not included in the $652 million of unrecognized tax benefits balance at December 29, 2023 shown above). We had accrued $59 million for the potential payment of interest and penalties as of December 30, 2022 (and this amount was not included in the $613 million of unrecognized tax benefits balance at December 30, 2022 shown above).
We file numerous separate and consolidated income tax returns reporting our financial results and, where appropriate, those of our subsidiaries and affiliates, in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Pursuant to the Compliance Assurance Process, the Internal Revenue Service (“IRS”) is examining our federal tax returns for fiscal 2017, 2018, 2019, 2020 and 2021 and refund claims related to fiscal 2010 through 2016. Legacy L3’s federal tax returns for calendar years 2017 and 2018 are currently under IRS examination and refund claims related to calendar years 2012, 2013, 2015 and 2016 have been filed with the IRS. In addition, legacy AJRD refund claims related to calendar year 2019 have been filed with the IRS.
We are currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2013 through 2021. It is reasonably possible that there could be a significant change to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes is not practicable for the remaining unrecognized tax benefits because of the significant number of jurisdictions in which we do business and the number of open tax periods under various stages of examination.
_____________________________________________________________________

NOTE 8: DEBT AND CREDIT ARRANGEMENTS
Long-Term Debt
Long-term debt, net, is summarized below:

(In millions)	December 29, 2023	December 30, 2022

Variable-rate debt:
Floating rate notes, due March 10, 2023	$—	$250
Term loan, due November 21, 2025	2,250	—

Fixed-rate debt:
3.85% notes, due June 15, 2023 (“3.85% 2023 Notes”)	—	800
3.95% notes, due May 28, 2024(1)	350	350
3.832% notes, due April 27, 2025(1)(2)	600	600
7.00% debentures, due January 15, 2026(3)	100	100
3.85% notes, due December 15, 2026(1)	550	550
5.40% notes, due January 15, 2027 (“5.4% 2027 Notes”)(1)(2)	1,250	—
6.35% debentures, due February 1, 2028(1)	26	26
4.40% notes, due June 15, 2028(1)(2)	1,850	1,850
2.90% notes, due December 15, 2029(1)	400	400
1.80% notes, due January 15, 2031(1)(2)	650	650
5.40% notes, due July 31, 2033 (“5.4% 2033 Notes”)(1)(2)	1,500	—
4.854% notes, due April 27, 2035(1)(2)	400	400
6.15% notes, due December 15, 2040(1)(2)	300	300
5.054% notes, due April 27, 2045(1)(2)	500	500
5.60% notes, due July 31, 2053 (“5.6% 2053 Notes”)(1)(2)	500	—
Total variable and fixed-rate debt	11,226	6,776
Financing lease obligations and other debt	300	222
Long-term debt, including the current portion of long-term debt	11,526	6,998
Plus: unamortized bond premium	51	70
Less: unamortized discounts and issuance costs	(54)	(25)
Long-term debt, including the current portion of long-term debt, net	11,523	7,043
Less: current portion of long-term debt, net	(363)	(818)
Total long-term debt, net	$11,160	$6,225
_______________
(1)We may redeem these notes, in whole or in part, at our option, at a pre-determined redemption price pursuant to their terms prior to the applicable maturity date.
(2)Upon change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase these notes at a pre-determined price pursuant to their terms.
(3)The debentures are not redeemable prior to maturity.

The maturities of long-term debt, including the current portion of long-term debt and excluding financing lease obligations, for the five years following the end of fiscal 2023 and, in total thereafter, are: $355 million in fiscal 2024; $2,855 million in fiscal 2025; $654 million in fiscal 2026; $1,254 million in fiscal 2027; $1,880 million in fiscal 2028; and $4,277 million thereafter.
Long-Term Debt Issued
Variable-Rate Debt. On November 22, 2022, we established a $2.25 billion, three-year senior unsecured term loan facility by entering into Term Loan 2025 with a syndicate of lenders that matures on November 21, 2025. The Term Loan 2025 provides for term loans in up to two separate draws no later than June 30, 2023, with the proceeds to be used: (i) to finance the acquisition of the TDL product line; (ii) to repay all amounts under the Floating 2023 Notes; (iii) to pay the fees, costs and expenses incurred in connection with the foregoing; and (iv) for general corporate purposes in an amount up to $40 million.
_____________________________________________________________________

At L3Harris’ election, borrowings under Term Loan 2025 will bear interest at: (i) the sum of the term Secured Overnight Financing Rate (“SOFR”) rate for any tenor comparable to the applicable interest period, plus 0.10%, plus an applicable margin between 1.125% and 1.875% (initially 1.250%) that varies based on the ratings of our senior unsecured long-term debt securities (“Senior Debt Ratings”); or (ii) the base rate (as described in L3Harris’ Current Report on Form 8-K filed with the SEC on August 4, 2022), plus an applicable margin between 0.125% and 0.875% (initially 0.250%) that varies based on the Senior Debt Ratings. The Term Loan 2025 requires L3Harris to pay a quarterly unused commitment fee commencing on January 17, 2023 at an applicable rate per annum between 0.090% and 0.250% (initially 0.110%) that varies based on the Senior Debt Ratings. We incurred $2 million of debt issuance costs related to the issuance of the Term Loan 2025, which will be amortized over the life of the Term Loan 2025 and will be included as a component of the “Interest expense, net” line item in our Consolidated Statement of Operations. The Term Loan 2025 also contains representations, warranties, covenants and events of default that are substantially similar to those in the 2022 Credit Agreement, as described above in these Notes.
L3Harris may prepay amounts borrowed under the Term Loan 2025 at any time, and L3Harris is required to prepay all outstanding term loans ratably from the proceeds of any new indebtedness, subject to certain exceptions set forth in the Term Loan 2025, including with respect to any proceeds received from: (i) the 2022 Credit Agreement, as described above in these Notes; (ii) indebtedness incurred in the ordinary course of business; (iii) indebtedness used to fund any acquisition; (iv) refinancing; (v) commercial paper issuances; (vi) letters of credit; (vii) working capital facilities of foreign subsidiaries; and (viii) other indebtedness in an aggregate principal amount not greater than $500 million.
On January 3, 2023, we drew $2 billion on Term Loan 2025 and utilized the proceeds to fund the cash consideration paid and a portion of the associated transaction and integration costs related to the TDL acquisition. See Note 13: Acquisitions, Divestitures and Asset Sales in these Notes for further information on the TDL acquisition.
On March 14, 2023, we drew an additional $250 million on Term Loan 2025 and utilized the proceeds to repay our Floating 2023 Notes.
At December 29, 2023, we had $2.25 billion outstanding under Term Loan 2025. There were no borrowings outstanding under Term Loan 2025 at December 30, 2022.
Borrowings under Term Loan 2025 bear interest at the sum of the term SOFR for any tenor comparable to the applicable interest period, plus 0.10%, plus an applicable margin between 1.125% and 1.875% that varies based on our Senior Debt Ratings. At December 29, 2023, the interest rate on Term Loan 2025 was 6.7%.
Fixed-Rate Debt. On July 31, 2023, we closed the issuance and sale of the AJRD Notes. The AJRD Notes were used to fund a portion of the purchase price for the AJRD acquisition, which closed on July 28, 2023, and to pay related fees and expenses.
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
We incurred $9 million, $13 million, and $6 million of debt issuance costs for the 5.4% 2027 Notes, 5.4% 2033 Notes and 5.6% 2053 Notes, respectively, which are being amortized using the straight line method over the life of each respective note. Such amortization is included as a component of the “Interest expense, net” line item in our Consolidated Statement of Operations.
There were no issuances of fixed-rate long-term debt during fiscal 2022.
_____________________________________________________________________

Long-Term Debt Repayments
On March 14, 2023, we repaid the entire outstanding $250 million aggregate principal amount of our Floating 2023 Notes through a $250 million draw on Term Loan 2025 as described above under “Long-Term Debt Issued.” As we intended to issue long term debt to repay the Floating 2023 Notes, these notes were classified as “Long-term debt, net” in our Consolidated Balance Sheet at December 30, 2022.
On June 15, 2023, we repaid the entire outstanding $800 million aggregate principal amount of our 3.85% 2023 Notes through cash on hand and the issuance of commercial paper during fiscal 2023.
There were no repayments of variable and fixed-rate long-term debt during fiscal 2022.
Fair Value of Debt
The following table presents the carrying amounts and estimated fair values of our long-term debt:

	December 29, 2023		December 30, 2022
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Term Loan 2025(1)	$2,250	$2,250	$—	$—
All other long-term debt, net (including current portion)(2)	9,273	9,199	7,043	6,569
Long-term debt, including the current portion of long-term debt, net	$11,523	$11,449	$7,043	$6,569
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
Interest Paid
Total interest paid was $489 million, $296 million and $284 million in fiscal 2023, 2022 and 2021, respectively.
2023 Credit Agreement
On March 10, 2023, we established a $2.40 billion, 364-day senior unsecured revolving credit facility by entering into a 364-Day Credit Agreement with a syndicate of lenders.
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
The 2023 Credit Agreement also contains representations, warranties, covenants and events of default that are substantially similar to the existing 2022 Credit Agreement. The 2023 Credit Agreement matures in March 2024, provided that we may extend the maturity of any loans outstanding under the 2023 Credit Agreement by one year, subject to the satisfaction of certain conditions.
On July 28, 2023, we borrowed $2.1 billion under the 2023 Credit Agreement and used the proceeds together with proceeds from the AJRD Notes to fund the AJRD acquisition and to pay related fees and expenses. All borrowings under the 2023 Credit Agreement were repaid using proceeds from commercial paper during fiscal 2023.
At December 29, 2023 we had no outstanding borrowings and were in compliance with all covenants under the 2023 Credit Agreement. For additional information regarding the 2023 Credit Agreement, see our Current Report on Form 8-K filed on March 16, 2023.
On January 26, 2024, we replaced the 2023 Credit Agreement with a new $1.5 billion, 364-day senior unsecured revolving credit facility maturing no later than January 24, 2025.
_____________________________________________________________________

2022 Credit Agreement
On July 29, 2022, we established a $2.0 billion, five-year senior unsecured revolving credit facility under the 2022 Credit Agreement, with a syndicate of lenders. The 2022 Credit Facility replaced the 2019 Credit Facility and provides for revolving loans, swingline loans and letters of credit, with a sub-limit of $200 million for swingline loans and a sub-limit of $350 million for letters of credit, with the option to request an increase of the maximum amount of commitments up to $3.0 billion.
At our election, borrowings in U.S. Dollars under the 2022 Credit Agreement will bear interest either based on the SOFR rate or the Base Rate (each, as defined in the 2022 Credit Agreement), plus an applicable margin. We are also required to pay a quarterly unused commitment fee and letter of credit fees based on our Senior Debt Ratings.
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
At December 29, 2023, we had no outstanding borrowings and were in compliance with all covenants under the 2022 Credit Facility.
Commercial Paper Program
On March 14, 2023, we established a new CP Program, which replaced our prior $1.0 billion commercial paper program. Under the CP Program, we may issue unsecured commercial paper notes up to a maximum aggregate amount of $3.9 billion, supported by amounts available under the 2022 Credit Agreement and the 2023 Credit Agreement.
The commercial paper notes are sold at par less a discount representing an interest factor or, if interest bearing, at par, and the maturities vary but may not exceed 397 days from the date of issue. The commercial paper notes will rank at least pari passu with all other unsecured and unsubordinated indebtedness.
At December 29, 2023, we had $1.6 billion in outstanding notes under our CP Program, primarily consisting of amounts used to repay $2.1 billion outstanding under the 2023 Credit Agreement and is included as a component of the “Short-term debt” line item in our Consolidated Balance Sheet. The outstanding notes have a weighted-average interest rate of 5.95% and mature at various dates.
Proceeds from issuance of commercial paper with maturities greater than 90 days were $701 million during fiscal 2023. Repayments of commercial paper with maturities greater than 90 days were $184 million during fiscal 2023. During fiscal 2022, we had no commercial paper borrowings with original maturities more than 90 days from the date of issuance.
NOTE 9: RETIREMENT BENEFITS
Defined Contribution Plans
As of December 29, 2023, we sponsor numerous defined contribution savings plans, which allow our eligible employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The plans include several match contribution formulas which require us to match a percentage of the employee contributions up to certain limits, generally totaling 6.0% of employee eligible pay. Matching contributions, net of forfeitures, charged to expense were $267 million, $226 million and $230 million in fiscal 2023, 2022 and 2021, respectively.
_____________________________________________________________________

Deferred Compensation Plans
We also sponsor certain non-qualified deferred compensation plans. The following table provides the fair value of our deferred compensation plan investments and liabilities by category and by fair value hierarchy level:

	December 29, 2023		December 30, 2022
(In millions)	Total	Level 1	Total	Level 1

Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$106	$106	$64	$64
Investments measured at NAV:
Corporate-owned life insurance	37		33
Total fair value of deferred compensation plan assets	$143		$97

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$18	$18	$8	$8
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	274		192
Total fair value of deferred compensation plan liabilities	$292		$200
_______________
(1)Represents diversified assets held in “rabbi trusts” primarily associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Consolidated Balance Sheet, and which are measured at fair value.
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
During fiscal 2023, in connection with the July 28, 2023 acquisition of AJRD, we acquired defined benefit plans with assets valued at $749 million and a PBO of $974 million. See Note 13: Acquisitions, Divestitures and Asset Sales in these Notes for further information. Additionally, the Aviation Products Pension Plan name was changed to the Consolidated Pension Plan (“CPP”). The CPP is our largest defined benefit pension plan, with assets valued at $7.5 billion and a PBO of $7.5 billion as of December 29, 2023. On December 31, 2023, the qualified pension plans acquired with AJRD were merged into the CPP.
During fiscal 2022, we reduced our pension benefit obligations by approximately $64 million by purchasing group annuity policies and transferring approximately $64 million of pension plan assets to an insurance company. There was no gain or loss as a result of this transaction.
During fiscal 2021, we reduced our pension benefit obligations by approximately $250 million by purchasing group annuity policies and transferring approximately $250 million of pension plan assets to an insurance company. As a result of the annuity purchases, we recognized a pre-tax loss of $4 million in fiscal 2021, which is included as a component of the “Non-service FAS pension income and other, net” line item in our Consolidated Statement of Operations. We also recognized a pre-tax curtailment gain of $3 million in fiscal 2021 as a result of employee terminations, which is included as a component of the “Non-service FAS pension income and other, net” line item in our Consolidated Statement of Operations.

_____________________________________________________________________

Balance Sheet Information
Amounts recognized in our Consolidated Balance Sheet for defined benefit plans reflect the funded status of our plans. The following table provides a summary of the funded status of our defined benefit plans and the presentation of such balances within our Consolidated Balance Sheet:

	December 29, 2023			December 30, 2022
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Fair value of plan assets	$8,595	$265	$8,860	$7,411	$242	$7,653
PBO	(8,563)	(231)	(8,794)	(7,494)	(228)	(7,722)
Funded status	$32	$34	$66	$(83)	$14	$(69)
Consolidated Balance Sheet line item amounts:
Assets of business held for sale	$4	$—	$4	$—	$—	$—
Other non-current assets	$193	$96	$289	$144	$66	$210
Compensation and benefits	(12)	(7)	(19)	(11)	(6)	(17)
Other long-term liabilities	(153)	(55)	(208)	(216)	(46)	(262)
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

	December 29, 2023			December 30, 2022
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Actuarial loss (gain)	$162	$(98)	$64	$243	$(100)	$143
Net prior service (credit) cost	(157)	4	(153)	(183)	5	(178)
Total PBO not yet recognized as expense	$5	$(94)	$(89)	$60	$(95)	$(35)
The following table provides a roll-forward of the PBO for our defined benefit plans:

	December 29, 2023			December 30, 2022
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Change in benefit obligation
Benefit obligation at beginning of fiscal year	$7,494	$228	$7,722	$10,007	$348	$10,355
Service cost	33	2	35	44	2	46
Interest cost	386	11	397	220	7	227
Actuarial loss (gain)	280	(1)	279	(2,097)	(107)	(2,204)
Benefits paid(1)	(568)	(23)	(591)	(626)	(22)	(648)
Expenses paid	(34)	—	(34)	(26)	—	(26)
Currency translation adjustment	10	—	10	(28)	—	(28)
Acquisitions(2)	960	14	974	—	—	—
Divestiture	—	—	—	(8)	—	(8)
Other	2	—	2	8	—	8
Benefit obligation at end of fiscal year	$8,563	$231	$8,794	$7,494	$228	$7,722
_______________
(1)Fiscal 2022 includes approximately $64 million associated with the purchase of group annuity policies. The transaction is reflected in Benefits paid as settlement accounting had not been met.
(2)Benefit obligation assumed in the AJRD acquisition. Net defined benefit plan liability is included in our “Other long-term liabilities” and “Compensation and benefits” line items in “Acquisition of AJRD” section of Note 13: Acquisitions, Divestitures and Asset Sales.
Actuarial losses in the PBO as of December 29, 2023 were primarily the result of lower discount rates.
_____________________________________________________________________

The following table provides a roll-forward of the assets and the ending funded status of our defined benefit plans:

	December 29, 2023			December 30, 2022
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Change in plan assets
Plan assets at beginning of fiscal year	$7,411	$242	$7,653	$9,604	$320	$9,924
Actual return on plan assets	1,004	37	1,041	(1,516)	(51)	(1,567)
Acquisitions(1)	749	—	749	—	—	—
Employer contributions	20	9	29	16	(5)	11
Benefits paid(2)	(568)	(23)	(591)	(626)	(22)	(648)
Expenses paid	(34)	—	(34)	(26)	—	(26)
Currency translation adjustment	12	—	12	(32)	—	(32)
Divestiture	—	—	—	(10)	—	(10)
Other	1	—	1	1	—	1
Plan assets at end of fiscal year	$8,595	$265	$8,860	$7,411	$242	$7,653

Funded status at end of fiscal year	$32	$34	$66	$(83)	$14	$(69)
_______________
(1)Plan assets acquired in the AJRD acquisition. Net defined benefit plan liability is included in “Other long-term liabilities” and “Compensation and benefits” line items in “Acquisition of AJRD” section of Note 13: Acquisitions, Divestitures and Asset Sales.
(2)Fiscal 2022 includes approximately $64 million associated with the transfer of plan assets to an insurance company. The transaction is reflected in Benefits paid as settlement accounting had not been met.

The accumulated benefit obligation for all defined benefit pension plans was $8.6 billion at December 29, 2023. The following tables provide information for benefit plans with accumulated benefit obligations in excess of plan assets and benefit plans with PBO in excess of plan assets:

	December 29, 2023		December 30, 2022
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Accumulated benefit obligation	$225	N/A	$6,698	N/A
Fair value of plan assets	60	N/A	6,472	N/A

	December 29, 2023		December 30, 2022
(In millions)	Pension	Other Benefits	Pension	Other Benefits

PBO	$226	$62	$6,699	$52
Fair value of plan assets	60	—	6,472	—
_____________________________________________________________________

Statement of Operations Information
The following table provides the components of net periodic benefit income and other amounts recognized in other comprehensive income in fiscal 2023, 2022 and 2021 as they pertain to our defined benefit plans:

	Pension
	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022	December 31, 2021

Net periodic benefit income
Operating
Service cost	$33	$44	$66
Non-operating
Interest cost	386	220	188
Expected return on plan assets	(633)	(624)	(621)
Amortization of net actuarial (gain) loss	(9)	9	30
Amortization of prior service credit	(26)	(27)	(28)
Effect of curtailments or settlements	—	—	1
Non-service cost periodic benefit income	(282)	(422)	(430)
Net periodic benefit income	$(249)	$(378)	$(364)
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	$(90)	$42	$(972)
Prior service cost	—	8	2
Amortization of net actuarial gain (loss)	9	(9)	(30)
Amortization of prior service credit	26	27	28
Currency translation adjustment	—	1	1
Recognized prior service credit	—	—	4
Recognized net actuarial loss	—	—	(4)
Total change recognized in other comprehensive income	(55)	69	(971)
Total impact from net periodic benefit income and changes in other comprehensive income	$(304)	$(309)	$(1,335)
_____________________________________________________________________

	Other Benefits
	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022	December 31, 2021

Net periodic benefit income
Operating
Service cost	$2	$2	$2
Non-operating
Interest cost	11	7	5
Expected return on plan assets	(20)	(20)	(20)
Amortization of net actuarial gain	(20)	(7)	—
Amortization of prior service cost	1	1	1
Non-service cost periodic benefit income	(28)	(19)	(14)
Net periodic benefit income	$(26)	$(17)	$(12)
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial gain	$(18)	$(34)	$(46)
Amortization of net actuarial gain	20	7	—
Amortization of prior service cost	(1)	(1)	(1)
Total change recognized in other comprehensive income	1	(28)	(47)
Total impact from net periodic benefit income and changes in other comprehensive income	$(25)	$(45)	$(59)
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
The following tables provide the weighted-average assumptions used to determine PBO and net periodic benefit income, as they pertain to our defined benefit pension plans:

Obligation assumptions as of:	December 29, 2023	December 30, 2022
Discount rate	4.91%	5.18%
Rate of future compensation increase	3.01%	3.01%
Cash balance interest crediting rate	4.50%	4.00%

Cost assumptions for fiscal periods ended:	December 29, 2023	December 30, 2022	December 31, 2021
Discount rate to determine service cost	5.18%	2.69%	2.26%
Discount rate to determine interest cost	5.08%	2.27%	1.80%
Expected return on plan assets	7.46%	7.44%	7.43%
Rate of future compensation increase	3.01%	3.01%	3.01%
Cash balance interest crediting rate	4.00%	3.50%	3.50%
Key assumptions for our CPP (our largest defined benefit pension plan with 88% of the total PBO) included a discount rate for obligation assumptions of 4.92%, a cash balance interest crediting rate of 4.50% and expected return on plan assets of 7.50% for fiscal 2023, which is being maintained at 7.50% for fiscal 2024. There is also a frozen pension equity benefit that assumes a 4.25% interest crediting rate.
_____________________________________________________________________

The following table provides the weighted-average assumptions used to determine projected benefit obligations and net periodic benefit income, as they pertain to our other postretirement defined benefit plans:

Obligation assumptions as of:	December 29, 2023	December 30, 2022
Discount rate	4.87%	5.16%
Rate of future compensation increase	N/A	N/A

Cost assumptions for fiscal periods ended:	December 29, 2023	December 30, 2022	December 31, 2021
Discount rate to determine service cost	5.26%	2.91%	2.49%
Discount rate to determine interest cost	5.06%	2.06%	1.42%
Rate of future compensation increase	N/A	N/A	N/A
The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the strategic allocation, the correlations among asset classes and their expected volatilities. Our expected rate of return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, the determination of the expected long-term rate of return takes into consideration: (1) the plan’s actual historical annual return on assets over the past 15-, 20- and 25-year time periods, (2) historical broad market returns over long-term timeframes weighted by the plan’s strategic allocation and (3) independent estimates of future long-term asset class returns, weighted by the plan’s strategic allocation. Based on this approach, the long-term expected annual rate of return on assets is estimated at 7.50% for fiscal 2024 for the U.S. defined benefit pension plans. The weighted average long-term expected annual rate of return on assets for all defined benefit pension plans is estimated to be 7.46% for fiscal 2024.
In fiscal 2021, we adopted updated mortality tables, which resulted in an increase in the defined benefit plans’ PBO as of December 31, 2021 and a decrease in the estimated net periodic benefit income beginning with fiscal 2022.
The assumed composite rate of future increases in the per capita healthcare costs (the healthcare trend rate) is 7.05% for fiscal 2024, decreasing ratably to 4.53% by fiscal 2035. To the extent that actual experience differs from these assumptions, the effect will be accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the future working lifetime of the plan’s active participants.
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
_____________________________________________________________________

•Private equity funds, which include buy-out, mezzanine, venture capital, distressed asset and secondary funds, are typically limited partnership investment structures. Private equity funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Private equity funds generally have liquidity restrictions that extend for ten or more years. At December 29, 2023 and December 30, 2022, our defined benefit plans had future unfunded commitments totaling $550 million and $568 million, respectively, related to private equity fund investments.
•Real estate funds, which include core, core plus, value-add and opportunistic funds, are typically limited partnership investment structures. Real estate funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Real estate funds generally permit redemption on a quarterly basis with 90 or fewer days-notice. At December 29, 2023, real estate fund investments had no future unfunded commitments related to our defined benefit plans. At December 30, 2022, our defined benefit plans had future unfunded commitments totaling $33 million related to real estate fund investments.
•Hedge funds, which include equity long/short, event-driven, fixed-income arbitrage and global macro strategies, are typically limited partnership investment structures. Limited partnership interests in hedge funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Hedge funds generally permit redemption on a quarterly or more frequent basis with 90 or fewer days notice. At each of December 29, 2023 and December 30, 2022, our defined benefit plans had no future unfunded commitments related to hedge fund investments.
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
•Other is comprised of guaranteed insurance contracts valued at book value, which approximates fair value, calculated using the prior-year balance adjusted for investment returns, changes in cash flows, changes in interest rates and corporate owned life insurance policies valued at the accumulated benefit.
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
_____________________________________________________________________

The following tables provide the fair value of plan assets held by our defined benefit plans by asset category and by fair value hierarchy level:

	December 29, 2023
(In millions)	Total	Level 1	Level 2	Level 3

Asset category
Equities:
Domestic equities	$1,294	$1,294	$—	$—
International equities	1,138	1,138	—	—
Real estate investment trusts	214	214	—	—
Fixed income:
Corporate bonds	1,457	—	1,331	126
Government securities	485	—	485	—
Securitized assets	164	—	164	—
Fixed income funds	137	4	133	—
Cash and cash equivalents	545	18	527	—
Other	61	—	—	61
Total	5,495	$2,668	$2,640	$187
Investments measured at NAV:
Equity funds	1,529
Fixed income funds	3
Hedge funds	396
Private equity funds	1,019
Real estate funds	379
Other	2
Total investments measured at NAV	3,328
Receivables, net	37
Total fair value of plan assets	$8,860

	December 30, 2022
(In millions)	Total	Level 1	Level 2	Level 3

Asset category
Equities:
Domestic equities	$1,275	$1,275	$—	$—
International equities	1,044	1,002	42	—
Real estate investment trusts	192	192	—	—
Fixed income:
Corporate bonds	1,118	—	995	123
Government securities	320	—	320	—
Securitized assets	166	—	166	—
Fixed income funds	92	4	88	—
Cash and cash equivalents	148	22	126	—
Total	4,355	$2,495	$1,737	$123
Investments measured at NAV:
Equity funds	1,661
Fixed income funds	299
Hedge funds	294
Private equity funds	696
Real estate funds	372
Other	2
Total investments measured at NAV	3,324
Payables, net	(26)
Total fair value of plan assets	$7,653
_____________________________________________________________________

Contributions
Funding requirements under IRS rules are a major consideration in making contributions to our postretirement benefit plans. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
The Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) and applicable Internal Revenue Code regulations mandate minimum funding thresholds. The Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015, the American Rescue Plan Act of 2021 and the Infrastructure Investment and Jobs Act further extended the interest rate stabilization provision of MAP-21. As a result of prior voluntary contributions, we made no material contributions to our U.S. qualified defined benefit pension plans in fiscal 2023, 2022, or 2021. We expect to make contributions of approximately $35 million to these plans during fiscal 2024, and may consider voluntary contributions thereafter.
Estimated Future Benefit Payments
The following table provides the projected timing of payments for benefits earned to date and benefits expected to be earned for future service by current active employees under our defined benefit plans:

(In millions)	Pension	Other Benefits(1)	Total

Fiscal Years:
2024	$672	$22	$694
2025	670	22	692
2026	665	21	686
2027	660	20	680
2028	649	19	668
2029 — 2033	3,072	84	3,156
_______________
(1)Projected payments for Other Benefits reflect net payments from the Company, which include subsidies that reduce the gross payments by less than 1%.
Multi-employer Benefit Plans
Certain of our businesses participate in multi-employer defined benefit pension plans. We make cash contributions to these plans under the terms of collective-bargaining agreements that cover union employees based on a fixed rate per hour of service worked by the covered employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if we choose to stop participating in some of our multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Cash contributed and expenses recorded for our multi-employer plans were not material in fiscal 2023, 2022 or 2021.
NOTE 10: STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
At December 29, 2023, we had options or other share-based compensation outstanding under two Harris shareholder-approved employee stock incentive plans (“SIPs”), the Harris Corporation 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010) and the L3Harris Technologies, Inc. 2015 Equity Incentive Plan (As Amended and Restated Effective August 28, 2020) (the “2015 EIP”), as well as under employee stock incentive plans of L3 assumed by L3Harris (collectively, “L3Harris SIPs”). As part of our long-term incentive compensation program, we have made awards to employees in the form of performance share units, restricted stock units, nonqualified options under the L3Harris SIPs. We have also awarded restricted stock units in the form of deferred units to our non-employee directors. We believe that share-based awards more closely align the interests of participants with those of shareholders.
_____________________________________________________________________

Summary of Share-Based Compensation Expense
The following table summarizes the amounts and classification of share-based compensation expense:

	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022	December 31, 2021

Total expense	$89	$109	$129
Included in:
Cost of product sales and services	$16	$19	$14
General and administrative expenses	73	90	115
Income from continuing operations	89	109	129
Tax effect on share-based compensation expense	(19)	(27)	(33)
Total share-based compensation expense after-tax	$70	$82	$96
As of December 29, 2023, a total of 12.2 million shares of common stock remained available under our 2015 EIP for future issuance (excluding shares to be issued in respect of outstanding options and other share-based awards, and with each full-value award (e.g., restricted stock unit awards and performance share unit awards) counting as 4.6 shares against the total remaining for future issuance). During fiscal 2023, we issued an aggregate of 0.5 million shares of common stock under the terms of our L3Harris SIPs, which is net of shares withheld for tax purposes.
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
A summary of the assumptions used in determining the fair value of the stock option grants under our L3Harris SIPs is as follows:

	Fiscal Year Ended
	December 29, 2023	December 30, 2022	December 31, 2021

Expected dividends	2.17%	2.00%	1.99%
Expected volatility	28.60%	29.09%	31.71%
Risk-free interest rates	3.48% - 4.27%	1.63% - 4.27%	0.75%
Expected term (years)	5.04	5.02	5.05
_____________________________________________________________________

A summary of stock option activity under our L3Harris SIPs as of December 29, 2023 and changes during fiscal 2023 is as follows:

	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)

Stock options outstanding at December 30, 2022	3,306,129	$162.56
Granted	366,670	$209.88
Exercised	(230,702)	$100.03
Forfeited or expired	(191,387)	$210.31
Stock options outstanding at December 29, 2023	3,250,710	$169.53	5.42	$140
Stock options exercisable at December 29, 2023	2,669,082	$160.11	4.74	$138
The weighted-average grant-date fair value per share was $54.63, $53.66 and $42.16 for options granted in fiscal 2023, 2022 and 2021, respectively. The total intrinsic value of options at the time of exercise was $23 million, $56 million and $173 million for options exercised in fiscal 2023, 2022 and 2021, respectively.
A summary of the status of our nonvested stock options at December 29, 2023 and changes during fiscal 2023 is as follows:

	Shares	Weighted-Average Grant-Date Fair Value Per Share

Nonvested stock options at December 30, 2022	685,718	$46.76
Granted	366,670	$54.63
Vested/forfeited, net	(470,760)	$43.21
Nonvested stock options at December 29, 2023	581,628	$52.72
As of December 29, 2023, there was $19 million of total unrecognized compensation expense related to nonvested stock options granted under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 1.90 years. The total fair value of stock options that vested in fiscal 2023, 2022 and 2021 was $14 million, $42 million and $6 million, respectively.
Restricted Stock Unit Awards
The following information relates to awards of restricted stock units that have been granted to employees and non-employee directors under our L3Harris SIPs. These awards are not transferable until vested and the restrictions generally lapse upon the achievement of continued employment (or board membership) over a specified time period.
The fair value as of the grant date of these awards was based on the closing price of our common stock on the grant date and is amortized to compensation expense over the vesting period. At December 29, 2023, there were 728,052 restricted stock units outstanding which were payable in shares.
A summary of the status of these awards at December 29, 2023 and changes during fiscal 2023 is as follows:

	Units	Weighted-Average Grant Price Per Unit

Restricted stock units outstanding at December 30, 2022	673,495	$211.16
Granted	354,657	$199.33
Vested	(223,855)	$198.24
Forfeited	(76,245)	$205.77
Restricted stock units outstanding at December 29, 2023	728,052	$208.78
As of December 29, 2023, there was $86 million of total unrecognized compensation expense related to these awards under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 1.75 years. The weighted-average grant date price per share or per unit was $199.33, $225.58 and $202.10 for awards
_____________________________________________________________________

granted in fiscal 2023, 2022 and 2021, respectively. The total fair value of these awards was $44 million, $69 million and $19 million for awards that vested in fiscal 2023, 2022 and 2021, respectively.
Performance Share Unit Awards
The following information relates to awards of performance share units that have been granted to employees under our L3Harris SIPs. At December 29, 2023, all of these awards are subject to performance criteria, such as meeting predetermined operating income or earnings per share, return on invested capital targets and market conditions, such as total shareholder return, for a 3-year performance period. These awards also generally vest after a 3-year performance period. The final determination of the number of shares to be issued in respect of an award is made by our Board or a committee thereof.
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
A summary of the status of these awards at December 29, 2023 and changes during fiscal 2023 is as follows:

	Units	Weighted-Average Grant Price Per Unit(1)

Performance share units outstanding at December 30, 2022	524,343	$224.94
Granted	180,118	$223.09
Adjustment(1)	14,771	$228.29
Vested	(182,808)	$228.29
Forfeited	(56,083)	$236.80
Performance share units outstanding at December 29, 2023	480,341	$222.73
______________
(1) Adjustment for achievement of performance measures.
As of December 29, 2023, there was $35 million of total unrecognized compensation expense related to these awards under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 1.56 years. The weighted-average grant date price per unit was $223.09, $258.83 and $201.32 for awards granted in fiscal 2023, 2022 and 2021, respectively. The total fair value of the awards that vested in fiscal 2023 and 2022 was $42 million and $41 million, respectively. There were no awards that vested in fiscal 2021.
NOTE 11: LEASES
Our operating and finance leases at December 29, 2023 and December 30, 2022 primarily consisted of real estate leases for office space, warehouses, manufacturing, research and development facilities, telecommunication tower space and land and equipment leases.
_____________________________________________________________________

The components of lease costs are as follows:

	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022	December 31, 2021

Operating lease cost	$163	$151	$172
Short-term and equipment lease cost	23	21	20
Variable lease cost	26	25	20
Other, net(1)	11	6	3
Total lease cost	$223	$203	$215
______________
(1) Consists of finance lease amortization and interest costs as well as sublease income.
See “Leases” section in Note 1: Significant Accounting Policies in these Notes for the line items in our Consolidated Statement of Operations where our lease costs are presented.
Lease Impairment — Fiscal 2021
As discussed in more detail in Note 6: Goodwill and Intangible Assets in these Notes, during the quarter ended July 2, 2021, we tested the CTS reporting unit for potential impairment of the long-lived assets, including identifiable assets and property, plant and equipment, and recorded a $145 million non-cash charge for the impairment of CTS long-lived assets, including $19 million for impairment of ROU assets, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations for fiscal 2022.
Balance Sheet Information
Supplemental operating and finance lease balance sheet information at December 29, 2023 and December 30, 2022 is as follows:

(In millions)	December 29, 2023	December 30, 2022

Operating Leases
Other non-current assets	$743	$756

Other accrued items	120	121
Other long-term liabilities	705	741
Total operating lease liabilities	$825	$862

Finance Leases
Property, plant and equipment	$243	$170
Accumulated amortization	(25)	(15)
Property, plant and equipment, net	$218	$155

Current portion of long-term debt, net	$8	$5
Long-term debt, net	243	165
Total finance lease liabilities	$251	$170
_____________________________________________________________________

Supplemental Lease Information
Other supplemental lease information for fiscal 2023 and 2022 is as follows:

	Fiscal Year Ended
(In millions, except lease term and discount rate)	December 29, 2023	December 30, 2022

Cash paid for amounts included in the measurement of lease liabilities
Net cash provided by operating activities - operating lease payments	$159	$148
Net cash provided by operating activities - finance lease interest payments	7	5
Net cash provided by financing activities - finance lease obligation payments	6	4

Assets obtained in exchange for new lease obligations
ROU assets obtained with operating leases	$144	$123
Property, plant and equipment obtained with finance leases	68	20

Weighted average remaining lease term (in years)
Operating leases	8.3	9.3
Finance leases	17.7	21.3

Weighted average discount rate
Operating leases	3.9%	3.5%
Finance leases	4.3%	3.4%
Payments under non-cancelable operating and finance leases at December 29, 2023 were as follows:

(In millions)	Operating Leases	Finance Leases

2024	$163	$19
2025	142	41
2026	110	18
2027	103	17
2028	97	18
Thereafter	345	233
Total future lease payments required(1)	960	346
Less: imputed interest	135	95
Total	$825	$251
_______________
(1)On December 29, 2023, we had additional future payments on leases of $307 million that had not yet commenced. These leases will commence between 2024 and 2025, and have lease terms of 4 years to 15 years.
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any individual lease material to our operations.
_____________________________________________________________________

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE LOSS (“AOCL”)
The components of AOCL are summarized below:

(In millions)	Foreign currency translation	Net unrealized losses on hedging derivatives	Unrecognized postretirement obligations	Total AOCL

Balance at December 30, 2022	$(237)	$(79)	$28	$(288)
Other comprehensive income, before reclassifications to earnings and income taxes	36	14	95	145
Income taxes	—	(4)	(24)	(28)
Other comprehensive income before reclassifications to earnings, net of income taxes	36	10	71	117
Losses (gains) reclassified to earnings, before income taxes(1)	—	5	(41)	(36)
Income taxes	—	(1)	10	9
Losses (gains) reclassified to earnings, net of income taxes	—	4	(31)	(27)
Other comprehensive income, net of income taxes	36	14	40	90
Balance at December 29, 2023	$(201)	$(65)	$68	$(198)

Balance at December 31, 2021	$(118)	$(89)	$61	$(146)
Other comprehensive loss, before reclassifications to earnings and income taxes	(124)	(10)	(33)	(167)
Income taxes	5	2	7	14
Other comprehensive loss before reclassifications to earnings, net of income taxes	(119)	(8)	(26)	(153)
Losses (gains) reclassified to earnings, before income taxes(1)	—	22	(9)	13
Income taxes	—	(4)	2	(2)
Losses (gains) reclassified to earnings, net of income taxes	—	18	(7)	11
Other comprehensive (loss) income, net of income taxes	(119)	10	(33)	(142)
Balance at December 30, 2022	$(237)	$(79)	$28	$(288)

Balance at January 1, 2021	$(58)	$(80)	$(701)	$(839)
Other comprehensive (loss) income, before reclassifications to earnings and income taxes	(63)	(4)	1,013	946
Income taxes	—	1	(255)	(254)
Other comprehensive (loss) income before reclassifications to earnings, net of income taxes	(63)	(3)	758	692
Losses (gains) reclassified to earnings, before income taxes(1)	3	(8)	6	1
Income taxes	—	2	(2)	—
Losses (gains) reclassified to earnings, net of income taxes	3	(6)	4	1
Other comprehensive (loss) income, net of income taxes	(60)	(9)	762	693
Balance at December 31, 2021	$(118)	$(89)	$61	$(146)
_______________
(1)Losses (gains) reclassified to earnings are included in the “Revenue”, “Asset group and business divestiture-related (losses) gains, net,” “Interest expense, net” and “Non-service FAS pension income and other, net” line items in our Consolidated Statement of Operations.
_____________________________________________________________________

NOTE 13: ACQUISITIONS, DIVESTITURES AND ASSET SALES
Acquisition of Viasat’s TDL
On January 3, 2023, we completed the acquisition of TDL for a purchase price of $1,958 million. The acquisition enhances our networking capability and provides access to the ubiquitous Link 16 waveform, better positioning us to enable the DoD integrated architecture goal in JADC2.
On November 22, 2022, we established Term Loan 2025 with a syndicate of lenders, in part, to finance the acquisition. See Note 8: Debt and Credit Arrangements in these Notes for further information regarding Term Loan 2025.
Net assets and results of operations of TDL are reflected in our financial results commencing on January 3, 2023, the acquisition date, and are reported within our CS segment, with the exception of acquired intangible assets, which are recorded in our corporate headquarters.
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

_____________________________________________________________________

Our preliminary fair value estimates and assumptions to measure the assets acquired and liabilities assumed were subject to change as we obtained additional information during the measurement period. We completed our accounting for the acquisition during the fiscal year ended December 29, 2023. The following table summarizes the preliminary allocation of the fair value of consideration transferred to assets acquired and liabilities assumed as of the acquisition date and the adjustments recognized during the measurement period:

(In millions)	Preliminary as of January 3, 2023	Measurement Period Adjustments, Net(1),(2)	Adjusted as of December 29, 2023

Receivables	$28	$—	$28
Contract assets	18	11	29
Inventories	164	(18)	146
Other current assets	9	—	9
Property, plant and equipment	50	(1)	49
Goodwill	1,014	129	1,143
Other intangible assets	850	(95)	755
Deferred income taxes	33	2	35
Other non-current assets	18	(1)	17
Total assets acquired	$2,184	$27	$2,211

Accounts payable	$20	$—	$20
Contract liabilities	28	—	28
Compensation and benefits	2	—	2
Other accrued items	119	17	136
Other long-term liabilities	41	10	51
Total liabilities assumed	$210	$27	$237

Net assets acquired	$1,974	$—	$1,974
_______________
(1)Fair value adjustments during the fiscal year ended December 29, 2023 primarily related to refined assumptions in the valuation of customer relationship intangible assets.
(2)Assets acquired include $11 million of Contract assets that were reclassified from Inventories to Contract assets to conform TDL’s accounting policies with those of L3Harris, as required under ASC 805. As such, reclassified amounts will not be recognized as revenue in future periods.
Intangible Assets. All intangible assets acquired in the TDL acquisition are subject to amortization. The fair value and weighted-average amortization period of identifiable intangible assets acquired as of the acquisition date is as follows:

	Total	Useful Lives
	(In millions)	(In Years)

Customer relationships:(1)
Backlog	$83	2
Government programs	323	16
Total customer relationships	406
Developed technology	349	17
Total identifiable intangible assets acquired	$755
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
Forward Loss Provision. We have recorded a forward loss provision of $86 million in connection with certain acquired contracts which was included in the “Other accrued items” line item in our Condensed Consolidated Balance Sheet. The forward loss provisions will be recognized as a reduction to cost of revenue as we incur costs to satisfy the associated performance obligations. There will be no net impact on our Condensed Consolidated Statement of Operations. We recognized $36 million for amortization of the forward loss provision during the fiscal year ended December 29, 2023.
Off-market Customer Contracts. We have identified certain contractual obligations with customers with economic returns that are higher or lower than could be realized in market transactions as of the acquisition date and have recorded liabilities for the acquisition date fair value of the off-market components. The acquisition date fair value of the off-market components is a net liability of $64 million, consisting of $28 million and $36 million included in the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet, respectively, and excludes any amounts already recognized in forward loss provisions (see discussion in the preceding paragraph). We measured the fair value of these components as the amount by which the terms of the contract with the customer deviates from the terms that a market participant could have achieved at the acquisition date. The off-market components of these contracts will be recognized as an increase to revenue as we incur costs to satisfy the associated performance obligations. We recognized $28 million for amortization of off-market contract liabilities during the fiscal year ended December 29, 2023. Future estimated revenue from the amortization of off-market contract liabilities (based on the estimated pattern of cash flows to be incurred to satisfy associated performance obligations) is $21 million in 2024 and immaterial amounts thereafter.
Goodwill. The $1,143 million of goodwill recognized is attributable to the assembled workforce, in addition to synergies expected to be realized through integration with existing CS segment businesses and growth opportunities in the space domain. The acquired goodwill is tax deductible. See Note 6: Goodwill and Intangible Assets in these Notes for further information.
Financial Results. The following table includes revenue and income before income taxes of TDL included in our Consolidated Statement of Operations for the acquisition date through December 29, 2023 and the comparable periods of calendar year 2022. The comparable period results do not include any integration synergies or accounting conformity adjustments and are not necessarily indicative of our results of operations that actually would have been obtained had the acquisition of TDL been completed for the period presented, or which may be realized in the future.

	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022

Revenue	$365	$358
Income before income taxes	131	68
Acquisition-Related Costs. Acquisition-related costs have been expensed as incurred. In connection with the TDL acquisition, we recorded transaction and integration costs of $78 million for the fiscal year ended December 29, 2023, which were included in the General and administrative expenses line item in our Consolidated Statement of Operations.
Acquisition of AJRD
On July 28, 2023 we acquired AJRD, a technology-based engineering and manufacturing company that develops and produces missile solutions with technologies for strategic defense, missile defense, and hypersonic and tactical systems, as well as space propulsion and power systems for national security space and exploration missions. The acquisition provides us access to a new market. We acquired 100 percent of AJRD for a total net purchase price of $4,715 million. The acquisition was financed through the issuance and sale of the AJRD Notes and draw down under
_____________________________________________________________________

the 2023 Credit Agreement. See Note 8: Debt and Credit Arrangements in these Notes for further information regarding the financing of the AJRD acquisition.
Net assets and results of operations of AJRD are reflected in our financial results commencing on July 28, 2023 and are reported in our newly created AR segment and corporate headquarters. Corporate headquarters include net assets and results of operations associated with AJRD’s real estate operations and acquired intangible assets.
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

_____________________________________________________________________

The following table summarizes the preliminary allocation of the fair value of consideration transferred to assets acquired and liabilities assumed as of the acquisition date and the measurement period adjustments recorded since the acquisition date through December 29, 2023:

(In millions)	Preliminary as of July 28, 2023	Measurement Period Adjustments, Net(1)	Preliminary Adjusted as of December 29, 2023

Receivables	$156	$—	$156
Contract assets	338	(40)	298
Inventories	14	—	14
Other current assets	117	29	146
Property, plant and equipment	574	28	602
Goodwill	2,348	17	2,365
Other intangible assets	2,860	(20)	2,840
Other non-current assets	609	89	698
Total assets acquired	$7,016	$103	$7,119

Current portion of long-term debt, net	1	—	1
Accounts payable	$145	$—	$145
Contract liabilities	310	15	325
Compensation and benefits	116	1	117
Income taxes payable	6	(1)	5
Other accrued items	278	22	300
Long-term debt, net	41	—	41
Deferred income taxes	398	120	518
Other long-term liabilities	1,006	(54)	952
Total liabilities assumed	$2,301	$103	$2,404

Fair value of consideration transferred	$4,715	$—	$4,715
_______________
(1)Fair value adjustments during the fiscal year ended December 29, 2023 primarily related to EAC updates, refinements to the environmental liability and associated recoverable, as well as an update to the deferred tax liability which was offset by the release of a portion of the uncertain tax position previously booked by AJRD.
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
Intangible Assets. All intangible assets acquired in the AJRD acquisition are subject to amortization. The preliminary fair value and weighted-average amortization period of identifiable intangible assets acquired as of the acquisition date is as follows:

	Total	Useful Lives
	(In millions)	(In Years)

Customer relationships:(1)
Backlog	$350	3
Government programs	2,370	15 - 20
Total customer relationships	2,720
Trade names	120	15
Total identifiable intangible assets acquired	$2,840
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
Forward Loss Provision. We have recorded a preliminary forward loss provision of $62 million which was included in ”Other accrued items” line item in our Consolidated Balance Sheet. The forward loss provisions will be recognized as a reduction to cost of revenue as we incur costs to satisfy the associated performance obligations. There will be no net impact on our Consolidated Statement of Operations. We recognized $8 million from amortization of the forward loss provision for the acquisition date through December 29, 2023.
Off-market Customer Contracts. We have identified certain contractual obligations with customers with economic returns that are higher or lower than could be realized in market transactions as of the acquisition date and have recorded liabilities for the preliminary acquisition date fair value of the off-market components. The preliminary acquisition date fair value of the off-market components is a net liability of $95 million, consisting of $37 million and $58 million included in the “Other accrued items” and “Other long-term liabilities” line items in our Consolidated Balance Sheet, respectively, and excludes any amounts already recognized in forward loss provisions (see discussion in the preceding paragraph). We measured the fair value of these components as the amount by which the terms of the contract with the customer deviates from the terms that a market participant could have achieved at the acquisition date. The off-market components of these contracts will be recognized as an increase to revenue as we incur costs to satisfy the associated performance obligations. We recognized $14 million from amortization of off-market contract liabilities during the period from the acquisition date through December 29, 2023.
Goodwill. The $2,365 million of goodwill recognized is attributable to AJRD’s market presence as the provider of advanced propulsion and power systems for nearly every major U.S. space and missile program, the assembled workforce and established operating infrastructure. The acquired goodwill is not tax deductible. See Note 6: Goodwill and Intangible Assets in these Notes for further information.
Financial Results. Revenue and income before income taxes of AJRD included in our Consolidated Statement of Operations for the acquisition date through December 29, 2023 was $1,052 million and $122 million, respectively. The following table presents unaudited pro forma financial results of the operations acquired with AJRD. The pro forma results for fiscal year ended December 29, 2023 were prepared as if the acquisition was completed on the first day of our fiscal 2023, December 31, 2022, and include adjustments to remove costs directly attributable to the acquisition, such as transaction-related costs and the impact of purchase price adjustments, and corporate expenses such as pension, interest, and amortization. The pro forma results for fiscal year ended December 30, 2022 were prepared as if the acquisition was completed on the first day of our fiscal 2022, January 1, 2022, and include adjustments to remove corporate expenses such as pension, interest, and amortization. The pro forma results do not include any integration synergies and are not necessarily indicative of our results of operations that actually would have been obtained had the acquisition of AJRD been completed for the period presented, or which may be realized in the future.

	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022

Revenue	$2,337	$2,238
Income before income taxes	266	234
Acquisition-Related Costs. Acquisition-related costs have been expensed as incurred. In connection with the AJRD acquisition, we recorded transaction and integration costs of $83 million for the fiscal year ended December 29, 2023, which were included in the “General and administrative expenses” line item in our Consolidated Statement of Operations.
Completed Divestiture of VIS — Fiscal 2023
On April 6, 2023, we completed the sale of VIS for a sale price of $70 million and recognized a pre-tax gain of $26 million included in the “Asset group and business divestiture-related (losses) gains, net” line item in our Consolidated Statement of Operations for the fiscal year ended December 29, 2023. After selling costs and purchase price adjustments, the net cash proceeds for the sale of VIS were $71 million. The operating results of VIS were reported in the SAS segment through the date of divestiture.
_____________________________________________________________________

The carrying amounts of the assets and liabilities of VIS were classified as held for sale in our Consolidated Balance Sheet as of December 30, 2022.
Pending Divestiture of CAS Disposal Group — Fiscal 2023
On November 27, 2023, we announced that we entered into a definitive agreement to sell our CAS disposal group for a cash purchase price of $700 million, with additional contingent consideration of up to $100 million, subject to customary purchase price adjustments and closing conditions as set forth in the agreement. As of November 27, 2023, the fair value less costs to sell of the CAS disposal group is $834 million, inclusive of consideration related to noncontrolling interest and accumulated other comprehensive income. We recognized a pre-tax loss of $77 million included in the “Asset group and business divestiture-related (losses) gains, net” line item in our Consolidated Statement of Operations for the fiscal year ended December 29, 2023. CAS, which is part of our IMS segment, provides integrated aircraft avionics, pilot training and data analytics services for the commercial aviation industry. The transaction is expected to close in 2024.
In connection with the preparation of our financial statements for the fiscal year ended December 29, 2023, we concluded that goodwill related to the CAS disposal group was impaired and we recorded a non-cash impairment charge of $296 million, which is included in the Impairment of goodwill and other assets. See Note 6: Goodwill and Intangible Assets in these Notes for additional information.
The carrying amounts of the assets and liabilities of the CAS business classified as held for sale in our Consolidated Balance Sheet as of December 29, 2023 were as follows:

(In millions)	December 29, 2023

Receivables, net	$80
Contract assets	43
Inventories	145
Other current assets	33
Property, plant and equipment, net	41
Goodwill	534
Other intangible assets, net	263
Other non-current assets	44
Valuation allowance	(77)
Total assets held for sale	$1,106

Accounts payable	$111
Contract liabilities	48
Compensation and benefits	11
Other accrued items	38
Other long-term liabilities	64
Total liabilities held for sale	$272
Completed Divestitures and Asset Sales — Fiscal 2022
During the fiscal 2022, we completed one business divestiture and one asset sale from our IMS segment for combined net cash proceeds of $23 million and recognized a pre-tax gain of $8 million associated with the asset sale included in the “Asset group and business divestiture-related (losses) gains, net” line item in our Consolidated Statement of Operations for fiscal 2022.
_____________________________________________________________________

Completed Divestitures and Asset Sales — Fiscal 2021
The following table presents information regarding business divestitures completed during fiscal 2021, all of which were reported under our “Other non-reportable businesses” segment through the date of divestiture, which was formerly our Aviation Systems segment:

(In millions)	Date of Divestiture	Sale Price	Net Cash Proceeds(1)

Narda-MITEQ business(2)	December 6, 2021	$75	$76
ESSCO business(3)	November 26, 2021	55	53
Electron Devices business(4)	October 1, 2021	185	173
Voice Switch Enterprise disposal group (“VSE disposal group”)(5)	July 30, 2021	20	19
Combat Propulsion Systems and related businesses (“CPS business”)(6)	July 2, 2021	398	347
Military training business(7)	July 2, 2021	1,050	1,059
		$1,783	$1,727
_______________
(1) Net cash proceeds after selling costs and purchase price adjustments.
(2) The Narda-MITEQ business manufactured component, Satellite Communication (“SATCOM”) and radio frequency safety products for both military and commercial markets.
(3) The ESSCO business manufactured metal space frame ground radomes and composite structures.
(4) The Electron Devices and Narda Microwave-West divisions (“Electron Devices business”) manufactured microwave devices for ground-based, airborne and SATCOM and radar.
(5) The VSE disposal group provided voice over internet protocol systems for air traffic management communications.
(6) The CPS business engineered, designed and manufactured engines, transmissions, suspensions and turret drive systems for tracked and wheeled combat vehicle systems.
(7) The military training business provided flight simulation solutions and training services to the DoD and foreign military agencies.
Income Before Income Taxes Attributable to Businesses Divested
Income before income taxes attributable to the CAS disposal group was $53 million, $63 million and $18 million in fiscal 2023, 2022 and 2021, respectively. There was no significant income before income taxes attributable to businesses divested or held for sale during fiscal 2022.
In fiscal 2021, we had the following significant income before income taxes attributable to businesses divested in our Consolidated Statement of Operations:

Fiscal Year Ended
(In millions)	December 31, 2021

Electron Devices business	$44
CPS business	53
Military training business	35
_____________________________________________________________________

Asset Sales and Business Divestiture-Related Gains (Losses), net
In fiscal 2023 we recognized a pre-tax loss of $77 million in connection with the pending sale of our CAS disposal group and a pre-tax gain of $26 million in connection with the sale of VIS. In fiscal 2022, there were no significant asset group sales or business divestiture-related gains or losses. In fiscal 2021, we had the following pre-tax gains (losses) associated with businesses divested, which are included in the “Asset group and business divestiture-related (losses) gains, net” line item in our Consolidated Statement of Operations:

Fiscal Year Ended
(In millions)	December 31, 2021

Narda-MITEQ business	$(9)
ESSCO business	31
Electron Devices business	31
VSE disposal group	(29)
CPS business(1)	(19)
Military training business	217
Other(2)	(2)
Total Business divestiture-related gains (losses), net	$220
_______________
(1)During the quarter ended April 2, 2021, upon classifying the CPS business as held for sale, we recorded a non-cash impairment charge of $62 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations for fiscal 2021. See Note 6: Goodwill and Intangible Assets in these Notes for additional information.
(2)Reflects adjustments to the gains and losses on completed divestitures not shown within the table.
Fair Value of Businesses and Goodwill Allocation
For purposes of allocating goodwill to the disposal groups that represent a portion of a reporting unit, we determine the fair value of each disposal group based on the respective negotiated selling price, and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based and income based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 1: Significant Accounting Policies in these Notes for additional information regarding the fair value hierarchy and see Note 6: Goodwill and Intangible Assets in these Notes for additional information regarding the impairment of goodwill related to our business divestitures.
_____________________________________________________________________

NOTE 14: BUSINESS SEGMENTS
Business Segment Financial Information
The following table presents revenue and operating income by segment:

	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022	December 31, 2021

Revenue
SAS	$6,856	$6,384	$6,315
IMS	6,630	6,626	6,733
CS	5,070	4,217	4,287
AR	1,052	**	**
Other non-reportable businesses	—	—	683
Corporate eliminations	(189)	(165)	(204)
Total revenue	$19,419	$17,062	$17,814
Operating Income
SAS	$756	$665	$782
IMS	459	494	845
CS	1,229	667	1,043
AR	122	**	**
Other non-reportable businesses	—	—	104
Total segment	2,566	1,826	2,774
Total unallocated corporate expense	(1,140)	(699)	(665)
Total operating income	$1,426	$1,127	$2,109
_______________
**AR is a new reportable segment established in the quarter ended September 29, 2023 which consists of the operations assumed in the AJRD acquisition. As such, there is no comparable prior year information.
Unallocated Corporate Expense
Total unallocated corporate expense includes corporate items such as a portion of management and administration, legal, environmental, compensation, retiree benefits, other corporate expenses and eliminations and the FAS/CAS operating adjustment. Total unallocated corporate expense also includes the portion of corporate costs not included in management’s evaluation of segment operating performance, such as amortization of acquisition-related intangibles; additional cost of revenue related to the fair value step-up in inventory sold; merger, acquisition, and divestiture-related expenses; asset group and business divestiture-related (losses) gains, net; impairment of goodwill and other assets; gain on sale of property, plant and equipment; LHX NeXt implementation costs; and other items.
LHX NeXt implementation costs. LHX NeXt is our initiative to transform multiple functions, systems and processes to increase agility and competitiveness. The LHX NeXt effort is expected to continue for the next three years with one-time costs for workforce optimization, incremental IT expenses for implementation of new systems, third party consulting and other costs.
In connection with our LHX NeXt program restructuring activities, we recorded charges of $25 million during fiscal 2023, included as a component of the “General and administrative expenses” line item in our Consolidated Statement of Operations. At December 29, 2023 we had remaining liabilities of $4 million which we expect will be paid in the next twelve months. Our liabilities for restructuring are included in the “Compensation and benefits” line item in our Consolidated Balance Sheet.
_____________________________________________________________________

FAS/CAS Pension Operating Adjustment
The table below is a reconciliation of the FAS/CAS operating adjustment:

	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022	December 31, 2021

FAS pension service cost	$(35)	$(46)	$(68)
Less: CAS pension cost	(145)	(141)	(191)
FAS/CAS operating adjustment	110	95	123
Non-service FAS pension income(1)	310	441	445
FAS/CAS pension adjustment, net(2)	$420	$536	$568
_______________
(1)Non-service FAS pension income is included as component of the “Non-service FAS pension income and other, net” line item in our Consolidated Statement of Operations.
(2)FAS/CAS pension adjustment, net excludes net settlement and curtailment losses recognized in fiscal 2021. See Note 9: Retirement Benefits in these Notes for additional information on net settlements and curtailments.

See “Business Segments” in Note 1: Significant Accounting Policies in these Notes for additional information regarding our FAS/CAS operating adjustment accounting policy.
Disaggregation of Revenue
We disaggregate revenue for all four business segments by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Fiscal Year Ended
	December 29, 2023
(In millions)	SAS	IMS	CS	AR

Revenue By Customer Relationship
Prime contractor	$4,252	$4,196	$3,420	$250
Subcontractor	2,555	2,347	1,597	802
Intersegment	49	87	53	—
Total segment	$6,856	$6,630	$5,070	$1,052

Revenue By Contract Type
Fixed-price(1)	$4,257	$5,020	$4,289	$632
Cost-reimbursable	2,550	1,523	728	420
Intersegment	49	87	53	—
Total segment	$6,856	$6,630	$5,070	$1,052

Revenue By Geographical Region
United States	$5,933	$4,816	$3,482	$1,015
International	874	1,727	1,535	37
Intersegment	49	87	53	—
Total segment	$6,856	$6,630	$5,070	$1,052
_______________
(1)Includes revenue derived from time-and-materials contracts.

_____________________________________________________________________

	Fiscal Year Ended
	December 30, 2022
(In millions)	SAS	IMS	CS	AR

Revenue By Customer Relationship
Prime contractor	$4,005	$4,301	$2,829	**
Subcontractor	2,330	2,254	1,343	**
Intersegment	49	71	45	**
Total segment	$6,384	$6,626	$4,217	$—

Revenue By Contract Type
Fixed-price(1)	$3,811	$5,060	$3,552	**
Cost-reimbursable	2,524	1,495	620	**
Intersegment	49	71	45	**
Total segment	$6,384	$6,626	$4,217	$—

Revenue By Geographical Region
United States	$5,623	$4,796	$2,735	**
International	712	1,759	1,437	**
Intersegment	49	71	45	**
Total segment	$6,384	$6,626	$4,217	$—
_______________
**AR is a new reportable segment established in the quarter ended September 29, 2023 which consists of the operations assumed in the AJRD acquisition. As such, there is no comparable prior year information.
(1)Includes revenue derived from time-and-materials contracts.

	Fiscal Year Ended
	December 31, 2021
(In millions)	SAS	IMS	CS	AR

Revenue By Customer Relationship
Prime contractor	$3,942	$4,474	$2,886	**
Subcontractor	2,331	2,187	1,347	**
Intersegment	42	72	54	**
Total segment	$6,315	$6,733	$4,287	$—

Revenue By Contract Type
Fixed-price(1)	$3,781	$5,231	$3,631	**
Cost-reimbursable	2,492	1,430	602	**
Intersegment	42	72	54	**
Total segment	$6,315	$6,733	$4,287	$—

Revenue By Geographical Region
United States	$5,569	$4,782	$3,001	**
International	704	1,879	1,232	**
Intersegment	42	72	54	**
Total segment	$6,315	$6,733	$4,287	$—
_______________
**AR is a new reportable segment established in the quarter ended September 29, 2023 which consists of the operations assumed in the AJRD acquisition. As such, there is no comparable prior year information.
(1)Includes revenue derived from time-and-materials contracts.
_____________________________________________________________________

	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022	December 31, 2021

Geographical Information for Operations
Revenue from U.S. operations	$17,537	$15,373	$16,234
Revenue from international operations	1,882	1,689	1,580
Our products are produced principally in the U.S. with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 5% of our total revenue in fiscal 2023, 2022 and 2021.
Revenue from U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, by all segments as a percentage of total revenue were 76%, 74% and 75% in fiscal 2023, 2022 and 2021, respectively. Revenue from services in fiscal 2023 was 28%, 38%, 19% and 29% of total revenue in our SAS, IMS, CS and AR segments, respectively.
Revenue from products and services where the end consumer is located outside the U.S., including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was $4.2 billion (21% of our revenue), $3.9 billion (23% of our revenue) and $3.9 billion (22% of our revenue) in fiscal 2023, 2022 and 2021, respectively. Export revenue and revenue from international operations in fiscal 2023 was principally from the EMEA and APAC regions and Canada.
Assets by Business Segment
Total assets by business segment are as follows:

(In millions)	December 29, 2023	December 30, 2022

Total Assets
SAS	$9,085	$8,838
IMS	10,631	10,925
CS	7,084	5,800
AR	4,208	**
Corporate(1)	10,679	7,961
Total Assets	$41,687	$33,524
_______________
**AR is a new reportable segment established in the quarter ended September 29, 2023 which consists of assets, liabilities and operations assumed in the AJRD acquisition. As such, there is no comparable prior year information.
(1)Identifiable intangible assets acquired in connection with business combinations were recorded as corporate assets because they benefited the entire Company. Identifiable intangible asset balances recorded as corporate assets were $8.5 billion and $6.0 billion at December 29, 2023 and December 30, 2022, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, real estate held for development and leasing that we acquired with AJRD, as well as any assets of businesses held for sale.
_____________________________________________________________________

Other selected financial information by business segment and geographical area is summarized below:

	Fiscal Year Ended
(In millions)	December 29, 2023	December 30, 2022	December 31, 2021

Capital Expenditures
SAS	$151	$133	$155
IMS	149	45	69
CS	39	36	56
AR	31	**	**
Other non-reportable businesses	—	—	4
Corporate	79	38	58
Total Capital Expenditures	$449	$252	$342

Depreciation and Amortization
SAS	$115	$112	$109
IMS	73	76	92
CS	54	47	49
AR	29	**	**
Other non-reportable businesses	—	—	8
Corporate	895	703	709
Total Depreciation and Amortization	$1,166	$938	$967

Geographical Information for Operations
Long-lived assets of U.S. operations	$2,678	$1,896	$1,870
Long-lived assets of international operations	184	208	231
_______________
**AR is a new reportable segment established in the quarter ended September 29, 2023 which consists of the operations assumed in the AJRD acquisition. As such, there is no comparable prior year information.
In addition to depreciation and amortization expense related to property, plant and equipment, “Depreciation and Amortization” in the table above also includes $777 million, $596 million and $624 million of amortization related to identifiable intangible assets, debt premium, debt discount, debt issuance costs and other items in fiscal 2023, 2022 and 2021, respectively.
NOTE 15: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated (for example, we recorded an additional $31 million charge related to a pre-merger legal contingency during the quarter ended September 30, 2022). Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At December 29, 2023, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. We cannot at this time estimate the reasonably possible loss or range of loss in excess of our accrual due to the inherent uncertainties and speculative nature of contested proceedings. Although it is not feasible to predict the outcome of these matters with certainty, based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at December 29, 2023 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
_____________________________________________________________________

Tax Audits
Our tax filings are subject to audit by taxing authorities in jurisdictions where we conduct or conducted business. These audits may result in assessments of additional taxes that are subsequently resolved with the authorities or ultimately through legal proceedings. We believe we have adequately accrued for any ultimate amounts that are likely to result from these audits; however, final assessments, if any, could be different from the amounts recorded in our Consolidated Financial Statements. Additional information regarding audits and examinations by taxing authorities of our tax filings is set forth in Note 7: Income Taxes in these Notes.
U.S. Government Business
We are engaged in supplying products and services to various departments and agencies of the U.S. Government. We are therefore dependent on Congressional appropriations and administrative allotment of funds and may be affected by changes in U.S. Government policies. U.S. Government development and production contracts typically involve long lead times for design and development, are subject to significant changes in contract scheduling and may be unilaterally modified or canceled by the U.S. Government. Often these contracts call for successful design and production of complex and technologically advanced products or systems. We may participate in supplying products and services to the U.S. Government as either a prime contractor or as a subcontractor to a prime contractor. Disputes may arise between the prime contractor and the U.S. Government or between the prime contractor and its subcontractors and may result in litigation or arbitration between the contracting parties.
Generally, U.S. Government contracts are subject to procurement laws and regulations, including the FAR, which outline uniform policies and procedures for acquiring products and services by the U.S. Government, and specific agency acquisition regulations that implement or supplement the FAR, such as the Defense Federal Acquisition Regulation Supplement. As a U.S. Government contractor, our contract costs are audited and reviewed on a continuing basis by the Defense Contract Audit Agency (“DCAA”). The DCAA also reviews the adequacy of, and a U.S. Government contractor’s compliance with, the contractor’s business systems and policies, including the contractor’s property, estimating, compensation and management information systems. In addition to these routine audits, from time to time, we may, either individually or in conjunction with other U.S. Government contractors, be the subject of audits and investigations by other agencies of the U.S. Government. These audits and investigations are conducted to determine if our performance and administration of our U.S. Government contracts are compliant with applicable contractual requirements and procurement and other applicable federal laws and regulations, including ITAR and FCPA. These investigations may be conducted with or without our knowledge or cooperation. We are unable to predict the outcome of such investigations or to estimate the amounts of resulting claims or other actions that could be instituted against us or our officers or employees. Under present U.S. Government procurement laws and regulations, if indicted or adjudged in violation of procurement or other federal laws, a contractor, such as us, or one or more of our operating divisions or subdivisions, could be subject to fines, penalties, repayments, or compensatory or treble damages. U.S. Government regulations also provide that certain findings against a contractor may lead to suspension or debarment from eligibility for awards of new U.S. Government contracts for a period of time to be determined by the U.S. Government. Suspension or debarment would have a material adverse effect on us because of our reliance on U.S. Government contracts. In addition, our export privileges could be suspended or revoked, which also would have a material adverse effect on us. For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors” of this Report.
International
 As an international company, we are, from time to time, the subject of investigations relating to our international operations, including under U.S. export control laws (such as ITAR), the FCPA and other similar U.S. and international laws.

_____________________________________________________________________

Commercial Commitments
We have entered into commercial commitments in the normal course of business including surety bonds, standby letter of credit agreements and other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers. At December 29, 2023, we had commercial commitments on outstanding surety bonds, standby letters of credit and other arrangements, as follows:

(In millions)	Commercial Commitment Total	Commitments expiring within 1 Year

Surety bonds used for:
Performance	$536	$396
Total surety bonds	536	396

Standby letters of credit used for:
Advance payments	304	120
Performance	347	137
Financial	72	68
Total standby letters of credit	723	325
Total commitments	$1,259	$721
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
Environmental Matters
We are subject to numerous U.S. federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired, including AJRD, are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites, including sites owned by us and third party sites. These sites are in various stages of investigation and/or remediation, and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency or equivalent state or international environmental agencies allege that several sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”), the Resource Conservation Recovery Act and/or equivalent state and international laws, and in some instances, our liability and proportionate share of costs that may be shared among other PRPs have not been determined largely due to uncertainties as to the nature and extent of site conditions and our involvement.
_____________________________________________________________________

As of December 29, 2023, we were named, and continue to be named, as a potentially responsible party at 113 sites where future liabilities could exist. These sites included 14 sites owned by us, 72 sites associated with our former and current locations or operations and 27 hazardous waste treatment, storage or disposal facility sites not owned by us that contain hazardous substances allegedly attributable to us from past operations.
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was $613 million. The current portion of our estimated environmental liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet. Some of these environmental costs are eligible for future recovery in the pricing of our products and services to the U.S. government and under existing third party agreements. We consider the recovery probable based on U.S. government contracting regulations and existing third party agreements. As of December 29, 2023 we had an asset for the recoverable portion of these reserves of $432 million. The current and non-current portion of the recoverable costs are included as a component of the “Other current assets” and “Other non-current assets” line items, respectively, in our Consolidated Balance Sheet.
The largest environmental matter is the Sacramento, California site. In addition to issued federal and state orders to clean up groundwater, soil and soil vapor, we are subject to a Partial Consent Decree (“PCD”) related to this site which requires us, among other things, to conduct a Remedial Investigation and Feasibility Studies to determine the nature and extent of impacts due to the release of chemicals from the Sacramento, California site, monitor the American River and offsite public water supply wells, operate groundwater extraction and treatment facilities that collect groundwater at the site perimeter, and pay certain government oversight costs. The PCD required a guarantee up to $75 million (in addition to a prior $20 million guarantee) to assure that the Sacramento remediation activities are fully funded. Obligations under the $75 million aggregate guarantee are limited to $10 million in any year. Both the $75 million aggregate guarantee and the $10 million annual limitation are subject to adjustment annually for inflation. As of December 29, 2023, the estimated range of anticipated costs for the Sacramento, California site related to the PCD and other federal and state orders was $266 million to $399 million and the accrued amount was $266 million included as a component of the “Other accrued items” and “Other long-term liabilities” line item in our Consolidated Balance Sheet.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
(a) Evaluation of Disclosure Controls and Procedures: We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our CEO and CFO as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15 under the Exchange Act, as of December 29, 2023, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and our CFO. Based on this work and other evaluation procedures, our management, including our CEO and our CFO, has concluded that as of December 29, 2023, our disclosure controls and procedures were effective.
(b) Changes in Internal Control: We periodically review our internal control over financial reporting (“ICFR”) as part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. In addition, we routinely review our system of ICFR to identify potential changes to our processes and systems that may improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating the activities of business units, migrating certain processes to our shared services organizations, formalizing policies and procedures, improving segregation of duties and increasing monitoring controls. In addition, when we acquire new businesses, we incorporate our controls and procedures into the acquired business as part of our integration
_____________________________________________________________________

activities. As part of our acquisition of AJRD, we are in the process of incorporating our controls and procedures with respect to AJRD’s operations, and we will include internal controls with respect to AJRD’s operations in our assessment of the effectiveness of our ICFR as of the end of fiscal 2024. Other than changes related to incorporating our controls and procedures with respect to AJRD operations, there have been no changes in our ICFR that occurred during the quarter ended December 29, 2023 that have materially affected, or are reasonably likely to materially affect, our ICFR.
(c) Evaluation of ICFR: Our management is responsible for establishing and maintaining adequate ICFR. Our management, with the participation of our CEO and our CFO, assessed the effectiveness of our ICFR as of December 29, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Our management excluded from its assessment of effectiveness of ICFR the internal controls of AJRD, which we acquired on July 28, 2023, and whose financial statements represent 5% of our total assets, excluding the preliminary value of goodwill and other intangible assets, as of December 29, 2023, and 5% of our total revenue for our fiscal year then ended. Our management will include the internal controls of AJRD in its assessment of the effectiveness of our ICFR as of the end of fiscal 2024. Based on our management’s assessment and those criteria, our management concluded that our ICFR was effective as of December 29, 2023. “Management’s Report on Internal Control Over Financial Reporting” is included within “Item 8. Financial Statements and Supplementary Data” of this Report. The effectiveness of our ICFR was audited by Ernst & Young LLP, our independent registered public accounting firm, whose unqualified report is included within “Item 8. Financial Statements and Supplementary Data” of this Report.

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
The following table includes the material terms (other than with respect to the price) of each 10b5-1 Plan adopted or terminated by our executive officers and directors during the quarter ended December 29, 2023:

Name and title	Date of adoption of 10b5-1 Plan(1)	Scheduled expiration date of 10b5-1 Plan(2)	Aggregate number of shares of common stock to be purchased or sold(3)

Christopher E. Kubasik Chair and CEO	December 14, 2023	April 8, 2024	Up to 46,528 shares underlying options expiring in 2025
Scott T. Mikuen Senior Vice President, General Counsel and Secretary	December 14, 2023	March 18, 2024	Up to 6,392 shares
William H. Swanson Director	December 13, 2023	May 1, 2024	2,500 shares
Edward J. Zoiss President, SAS	November 8, 2023	July 26, 2024	Up to 7,217 shares
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
Information regarding our directors, executive officers and corporate governance is included in our Proxy Statement for our 2024 Annual Meeting of Shareholders scheduled to be held on April 19, 2024 (our “2024 Proxy Statement”), which is expected to be filed within 120 days after the end of our fiscal 2023.
(a) Identification of Directors: The information required by this Item with respect to our directors is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors and Nominee Biographies in our 2024 Proxy Statement.
(b) Identification of Executive Officers: Certain information regarding our executive officers is included in Part I of this Report under the heading “Information about our Executive Officers” in accordance with General Instruction G(3) of Form 10-K.
(c) Audit Committee Information; Financial Expert: The information required by this Item with respect to the Audit Committee of our Board and “audit committee financial experts” is incorporated herein by reference to the discussions under the headings Corporate Governance and Board Committees— Audit Committee in our 2024 Proxy Statement.
(d) Delinquent Section 16(a) Reports: Information related to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the discussion under the heading Delinquent Section 16(a) Reports in our 2024 Proxy Statement.
(e) Code of Ethics: All of our directors and employees, including our Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Code of Conduct. Our Code of Conduct is posted on our website at https://www.l3harris.com/resources/other/l3harris-code-conduct and is also available free of charge by written request to our Director of Ethics and Compliance, L3Harris Technologies, Inc., 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose on the Code of Conduct section of our website at https://www.l3harris.com/resources/other/l3harris-code-conduct any amendment to, or waiver from, our Code of Conduct that is required to be disclosed to shareholders, within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Code of Conduct in our 2024 Proxy Statement.
(f) Policy for Nominees: The information required under Item 407(c)(3) of Regulation S-K is incorporated herein by reference to the discussion under the headings Director Nomination Process and Shareholder Nominations and Proposals in our 2024 Proxy Statement concerning procedures by which shareholders may recommend nominees to our Board, submit nominees for inclusion in our proxy materials pursuant to our “proxy access” provision of our By-Laws or directly propose nominees for consideration pursuant to our By-Laws but not pursuant to the proxy access provision. No material changes to those procedures have occurred since the disclosure regarding those procedures in our Proxy Statement for our 2023 Annual Meeting of Shareholders.
(g) Insider Trading Policies: We have adopted an Insider Trading Policy, which governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Report.
Additional information concerning requirements and procedures for shareholders directly nominating directors is contained under the heading Shareholder Nominations and Proposals in our 2024 Proxy Statement.

_____________________________________________________________________

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this Item with respect to compensation of our directors and executive officers is incorporated herein by reference to the discussions under the headings Director Compensation and Benefits, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables, CEO Pay Ratio and Pay Versus Performance in our 2024 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table provides information as of December 29, 2023 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	4,459,103	$169.53	12,244,466
Equity compensation plans not approved by shareholders	—	—	—
Total	4,459,103	169.53	12,244,466
_______________
(1) Consists of awards under the L3Harris SIPs.
(2) Under the L3Harris SIPs, in addition to options, we have granted share-based compensation awards in the form of performance share units, restricted stock units and other similar types of share-based awards. As of December 29, 2023, there were awards outstanding under those plans with respect to 1,208,393 shares, consisting of awards of (i) 728,052 restricted stock units and (ii) 480,341 performance share units, for which all 1,208,393 were payable in shares but for which no shares were yet issued and outstanding. The 4,459,103 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 3,250,710 outstanding options and in respect of awards of 1,208,393 performance share units and restricted stock units payable in shares. Because there is no exercise price associated with awards of performance share units or restricted stock units, all of which are granted to employees at no cost, such awards are not included in the weighted-average exercise price calculation in column (b).
See Note 10: Stock Options and Other Share-Based Compensation in the Notes for a general description of our share-based incentive plans.
The other information required by this Item with respect to security ownership of certain of our beneficial owners and management is incorporated herein by reference to the discussions under the headings Principal Shareholders and Shares Owned By Directors, Nominees and Executive Officers in our 2024 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the discussions under the headings Director Independence Standards and Related Person Transactions in our 2024 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 4: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2024 Proxy Statement.
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
The following documents are filed as a part of this Report:

Page
(1) List of Financial Statements Filed as Part of this Report:
The following financial statements and reports of L3Harris Technologies, Inc. and its consolidated subsidiaries are included in Item 8 of this Report at the page numbers referenced below:
Management’s Report on Internal Control Over Financial Reporting	45
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42) on the Consolidated Financial Statements	46
Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	50
Consolidated Statement of Operations — Fiscal Years Ended December 29, 2023, December 30, 2022 and December 31, 2021	52
Consolidated Statement of Comprehensive Income — Fiscal Years Ended December 29, 2023, December 30, 2022 and December 31, 2021	53
Consolidated Balance Sheet — December 29, 2023 and December 30, 2022	54
Consolidated Statement of Cash Flows — Fiscal Years Ended December 29, 2023, December 30, 2022 and December 31, 2021	55
Consolidated Statement of Equity — Fiscal Years Ended December 29, 2023, December 30, 2022 and December 31, 2021	56
Notes to Consolidated Financial Statements	57
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
_____________________________________________________________________

(formerly known as Harris Corporation), JP Morgan Chase Bank, as Resigning Trustee, and The Bank of New York, as Successor Trustee, incorporated herein by reference to Exhibit 99.4 to L3Harris Technologies, Inc.’s (formerly known as Harris Corporation) Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2002. (Commission File Number 1-3863)
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
(4)(w) Form of 5.400% Global Note due 2027, incorporated herein by reference to Exhibit 4.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 31, 2023. (Commission File Number 1-3863)
(4)(x) Form of 5.400% Global Note due 2033, incorporated herein by reference to Exhibit 4.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 31, 2023. (Commission File Number 1-3863)
(4)(y) Form of 5.600% Global Note due 2053, incorporated herein by reference to Exhibit 4.3 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 31, 2023. (Commission File Number 1-3863)
(4)(z) Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), L3Harris Technologies, Inc. by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of L3Harris Technologies, Inc. or L3 Technologies, Inc.
(4)(aa) Description of L3Harris Technologies, Inc.’s Securities, incorporated herein by reference to Exhibit 4(x) to the L3Harris Technologies, Inc.’s Annual Report on Form 10-K filed for the fiscal year ended December 30, 2022. (Commission File Number 1-3863)
*(10)(a) Form of Director and Officer Indemnification Agreement, for use on or after June 29, 2019, incorporated herein by reference to Exhibit 10.5 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(b) (i) L3Harris Technologies, Inc. Executive Change in Control Severance Plan, effective as of March 1, 2020, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 4, 2020. (Commission File Number 1-3863)
(ii) L3Harris Technologies, Inc. Executive Change in Control Severance Plan, effective as of July 21, 2023, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 24, 2023. (Commission File Number 1-3863)
*(10)(c) L3Harris Technologies, Inc. Severance Pay Plan, effective as of March 1, 2020, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 4, 2020. (Commission File Number 1-3863)
*(10)(d) L3Harris Technologies, Inc. Annual Incentive Plan (Amended and Restated Effective as of August 28, 2020), incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on September 1, 2020. (Commission File Number 1-3863)
*(10)(e) (i) 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.4 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on September 2, 2010. (Commission File Number 1-3863)
(ii) Form of Stock Option Award Agreement Terms and Conditions (as of June 29, 2013) for grants under the 2005 Equity Incentive Plan (As Amended and Restated Effective August 27, 2010), incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on August 31, 2011. (Commission File Number 1-3863)
*(10)(f) (i) 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on October 28, 2015. (Commission File Number 1-3863)
_____________________________________________________________________

(ii) 2015 Equity Incentive Plan Stock Option Award Agreement Terms and Conditions (as of October 23, 2015), incorporated herein by reference to Exhibit 10(f) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Quarterly Report on Form 10-Q for the fiscal quarter ended January 1, 2016. (Commission File Number 1-3863)
(iii) Non-Employee Director Share Unit Agreement Terms and Conditions (as of June 29, 2019), incorporated herein by reference to Exhibit 10(f)(x) to L3Harris Technologies, Inc.’s Transition Report on Form 10-KT for the fiscal year ended January 3, 2020. (Commission File Number 1-3863)
(iv) L3Harris Technologies, Inc. Restricted Unit Award Agreement Terms and Conditions (as of February 5, 2020), incorporated herein by reference to Exhibit 10.3 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2020. (Commission File Number 1-3863)
(v) L3Harris Technologies, Inc. Performance Unit Award Agreement Terms and Conditions (as of February 28, 2020), incorporated herein by reference to Exhibit 10.4 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2020. (Commission File Number 1-3863)
(vi) L3Harris Technologies, Inc. Stock Option Award Agreement Terms and Conditions (as of February 28, 2020), incorporated herein by reference to Exhibit 10.5 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2020. (Commission File Number 1-3863)
(vii) L3Harris Technologies, Inc. Restricted Unit Award Agreement Terms and Conditions (as of February 23, 2023), incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023. (Commission File Number 1-3863)
(viii) L3Harris Technologies, Inc. Performance Unit Award Agreement Terms and Conditions (as of February 23, 2023), incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023. (Commission File Number 1-3863)
(ix) L3Harris Technologies, Inc. Stock Option Award Agreement Terms and Conditions (as of February 23, 2023), incorporated herein by reference to Exhibit 10.3 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023. (Commission File Number 1-3863)
*(10)(g) L3Harris Technologies, Inc. 2015 Equity Incentive Plan (Amended and Restated Effective as of August 28, 2020), incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on September 1, 2020. (Commission File Number 1-3863)
*10(h) L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2024)
*(10)(i) (i) L3Harris Excess Retirement Savings Plan, as amended and restated effective January 1, 2020, incorporated herein by reference to Exhibit 10(h) to L3Harris Technologies, Inc.’s Transition Report on Form 10-KT for the fiscal year ended January 3, 2020. (Commission File Number 1-3863)
(ii) Amendment Number One to the L3Harris Excess Retirement Savings Plan (Amended and Restated Effective January 1, 2020), dated December 14, 2020, incorporated herein by reference to Exhibit 10.4 to L3Harris Technologies, Inc.'s Quarterly Report on Form 10-Q for the fiscal quarter ended April 2, 2021. (Commission File Number 1-3863)
(iii) Amendment Number Two to the L3Harris Excess Retirement Savings Plan (Amended and Restated Effective January 1, 2020), dated December 31, 2022
(iv) Amendment Number Three to the L3Harris Excess Retirement Savings Plan (Amended and Restated Effective January 1, 2020), dated December 8, 2023
*(10)(j) L3Harris Technologies, Inc. 2019 Non-Employee Director Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(j) to L3Harris Technologies, Inc.’s Transition Report on Form 10-KT for the fiscal year ended January 3, 2020. (Commission File Number 1-3863)
*(10)(k) (i) Amended and Restated Master Trust Agreement and Declaration of Trust, made as of December 2, 2003, by and between L3Harris Technologies, Inc. (formerly known as Harris Corporation) and The Northern Trust Company, incorporated herein by reference to Exhibit 10(c) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)
_____________________________________________________________________

(ii) Amendment to the L3Harris Technologies, Inc. (formerly known as Harris Corporation) Master Trust, dated May 21, 2009, incorporated herein by reference to Exhibit 10(m)(ii) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Annual Report on Form 10-K for the fiscal year ended July 3, 2009. (Commission File Number 1-3863)
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
*(10)(m) Letter Agreement with Christopher E. Kubasik, dated as of November 5, 2018, incorporated herein by reference to Exhibit 10.4 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 1, 2019. (Commission File Number 1-3863)
*(10)(n) Summary of Annual Compensation of L3Harris Technologies, Inc., Non-Employee Directors effective as of January 1, 2022, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on August 4, 2021. (Commission File Number 1-3863)
*10(o) Summary of Annual Compensation of L3Harris Technologies, Inc., Non-Employee Directors effective as of January 1, 2024, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 24, 2023. (Commission File Number 1-3863)
*(10)(p) L3Harris Supplemental Executive Retirement Plan (restated January 1, 2020), incorporated herein by reference to Exhibit 10(z) to L3Harris Technologies, Inc.’s Annual Report on Form 10-K for fiscal year-ended January 1, 2021. (Commission File Number 1-3863)
_____________________________________________________________________

*(10)(q) L3Harris Salaried Pension Plan (as amended and restated as of December 31, 2021), incorporated herein by reference to Exhibit 10(x)(ii) to L3Harris Technologies, Inc.’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2021. (Commission File Number 1-3863)
*10(r) Link Supplement Nine Component of L3Harris Salaried Pension Plan (as amended and restated effective December 31, 2021), incorporated herein by reference to Exhibit 10(y)(ii) to L3Harris Technologies, Inc.’s Annual Report on Form 10-K filed for the fiscal year ended December 31, 2021. (Commission File Number 1-3863)
*10(s) Conditional Waiver, Separation Agreement and Release of All Claims, dated December 22, 2023, between L3Harris Technologies, Inc. and Michelle L. Turner
*10(t) Offer Letter Agreement dated January 24, 2022, between L3Harris Technologies, Inc. and Michelle L. Turner, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2022. (Commission File Number 1-3863)
***10(u) Revolving Credit Agreement, dated as of July 29, 2022, by and among L3Harris Technologies, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on August 4, 2022. (Commission File Number 1-3863)
***10(v) Loan Agreement, dated as of November 22, 2022, by and among L3Harris Technologies, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on November 28, 2022. (Commission File Number 1-3863)
*10(w) Offer Letter, dated August 12, 2022, between L3Harris Technologies, Inc. and Jon Rambeau incorporated herein by reference to Exhibit 10(b)(b) to L3Harris Technologies, Inc.’s Annual Report on Form 10-K for fiscal year-ended December 30, 2022. (Commission File Number 1-3863)
***10(x) 364-Day Credit Agreement, dated March 10, 2023, by and among L3Harris Technologies, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 16, 2023 (Commission File Number 1-3863)
***10(y) Form of Commercial Paper Dealer Agreement, dated March 14, 2023, between L3Harris Technologies, Inc. and the Dealer party thereto, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 16, 2023 (Commission File Number 1-3863)
*10(z) Offer Letter, dated November 30, 2023, between L3Harris Technologies, Inc. and Kenneth L. Bedingfield
*10(a)(a) (i) Offer Letter, dated November 4, 2022, between L3Harris Technologies, Inc. and Samir B. Mehta
(ii) Amendment to Offer Letter, dated December 22, 2022, between L3Harris Technologies, Inc. and Samir B. Mehta
*10(b)(b) Cooperation Agreement, dated December 10, 2023, by and among L3Harris Technologies, Inc., D. E. Shaw Oculus Portfolios, L.L.C and D. E. Shaw Valence Portfolios, L.L.C., incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on December 11, 2023 (Commission File Number 1-3863)
(21) Subsidiaries of the Registrant
(23) Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
(24) Power of Attorney
(31.1) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
(31.2) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
(32.1) Section 1350 Certification of Chief Executive Officer
(32.2) Section 1350 Certification of Chief Financial Officer
***(97) Incentive-Based Compensation Recovery Policy
(101) The financial information from L3Harris Technologies, Inc.’s Annual Report on Form 10-K for the period from December 31, 2022 to December 29, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheet, (ii) the Consolidated Statement of
_____________________________________________________________________

Operations, (iii) the Consolidated Statement of Comprehensive Income, (iv) the Consolidated Statement of Changes in Stockholders Equity, (v) the Consolidated Statement of Cash Flows and (vi) the Notes to the Consolidated Financial Statements.
(104) Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_______________
* Management contract or compensatory plan or arrangement.
** Paper filing.
*** Schedules and appendices have been omitted pursuant to Item 601(a)(5) of Regulation S-K. L3Harris Technologies, Inc. hereby undertakes to furnish supplementally copies of any of the omitted schedules and appendices upon request by the SEC.

ITEM 16.	FORM 10-K SUMMARY.
None.
_____________________________________________________________________

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: February 16, 2024	By:	/s/ Christopher E. Kubasik
Christopher E. Kubasik
Chair and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER E. KUBASIK	Chair and Chief Executive Officer (Principal Executive Officer)	February 16, 2024
Christopher E. Kubasik

/s/ KENNETH L. BEDINGFIELD	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 16, 2024
Kenneth L. Bedingfield

/s/ CORLISS J. MONTESI	Vice President, Principal Accounting Officer (Principal Accounting Officer)	February 16, 2024
Corliss J. Montesi

/s/ SALLIE B. BAILEY	Director	February 16, 2024
Sallie B. Bailey

/s/ PETER W. CHIARELLI	Director	February 16, 2024
Peter W. Chiarelli

/s/ THOMAS A. DATTILO	Director	February 16, 2024
Thomas A. Dattilo

/s/ ROGER B. FRADIN	Director	February 16, 2024
Roger B. Fradin

/s/ JOANNA L. GERAGHTY	Director	February 16, 2024
Joanna L. Geraghty

/s/ KIRK S. HACHIGIAN	Director	February 16, 2024
Kirk S. Hachigian

/s/ HARRY B. HARRIS, JR.	Director	February 16, 2024
Harry B. Harris, Jr.

/s/ LEWIS HAY III	Director	February 16, 2024
Lewis Hay III

/s/ RITA S. LANE	Director	February 16, 2024
Rita S. Lane

/s/ ROBERT B. MILLARD	Director	February 16, 2024
Robert B. Millard

/s/ EDWARD A. RICE, JR.	Director	February 16, 2024
Edward A. Rice, Jr.

/s/ WILLIAM H. SWANSON	Director	February 16, 2024
William H. Swanson

/s/ CHRISTINA L. ZAMARRO	Director	February 16, 2024
Christina L. Zamarro

_____________________________________________________________________