Form 10-Q
period 2024-03-29
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2024-04-26
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of April 19, 2024 was 189,680,354.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended March 29, 2024
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
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended
(In millions, except per share amounts)	March 29, 2024	March 31, 2023

Revenue	$5,211	$4,471
Cost of revenue	(3,863)	(3,305)
General and administrative expenses	(970)	(773)
Operating income	378	393
Non-service FAS pension income and other, net(1)	88	82
Interest expense, net	(176)	(102)
Income before income taxes	290	373
Income taxes	(5)	(34)
Net income	285	339
Noncontrolling interests, net of income taxes	(2)	(2)
Net income attributable to L3Harris Technologies, Inc.	$283	$337

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic	$1.49	$1.77
Diluted	$1.48	$1.76

Basic weighted-average common shares outstanding	189.8	190.2
Diluted weighted-average common shares outstanding	190.8	191.2
_______________
(1)“FAS” is defined as Financial Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended
(In millions)	March 29, 2024	March 31, 2023

Net income	$285	$339
Other comprehensive loss:
Foreign currency translation (loss) income, net of income taxes	(26)	7
Net unrealized (loss) income on hedging derivatives, net of income taxes	(3)	5
Other comprehensive (loss) income recognized during the period	(29)	12
Reclassification adjustments for gains included in net income	(7)	(12)
Other comprehensive loss, net of income taxes	(36)	—
Total comprehensive income	249	339
Comprehensive income attributable to noncontrolling interest	(2)	(2)
Total comprehensive income attributable to L3Harris Technologies, Inc.	$247	$337
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Quarter Ended
(In millions)	March 29, 2024	March 31, 2023

Operating Activities
Net income	$285	$339
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Amortization of acquisition-related intangibles	217	165
Depreciation and other amortization	103	85
Share-based compensation	26	23
Share-based matching contributions under defined contribution plans	70	57
Pension and other postretirement benefit plan income	(72)	(71)
Deferred income taxes	(111)	(115)
(Increase) decrease in:
Receivables, net	7	48
Contract assets	(340)	(269)
Inventories	(21)	(86)
Other current assets	10	(40)
Increase (decrease) in:
Accounts payable	9	90
Contract liabilities	(152)	97
Compensation and benefits	(170)	(115)
Other accrued items	(18)	63
Income taxes	103	130
Other operating activities	(50)	(51)
Net cash (used in) provided by operating activities	(104)	350
Investing Activities
Net cash paid for acquired businesses	—	(1,973)
Additions to property, plant and equipment	(115)	(71)
Other investing activities	(1)	(4)
Net cash used in investing activities	(116)	(2,048)
Financing Activities
Proceeds from borrowings, net of issuance cost	2,237	2,248
Repayments of borrowings	(2,250)	(255)
Change in commercial paper, maturities under 90 days, net	326	—
Proceeds from commercial paper, maturities over 90 days	480	—
Repayments of commercial paper, maturities over 90 days	(205)	—
Proceeds from exercises of employee stock options	35	11
Repurchases of common stock	(233)	(396)
Cash dividends	(224)	(220)
Other financing activities	(22)	(27)
Net cash provided by financing activities	144	1,361
Effect of exchange rate changes on cash and cash equivalents	(7)	2
Net decrease in cash and cash equivalents	(83)	(335)
Cash and cash equivalents, beginning of period	560	880
Cash and cash equivalents, end of period	$477	$545
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except shares)	March 29, 2024	December 29, 2023

Assets
Current assets
Cash and cash equivalents	$477	$560
Receivables, net of allowances for collection losses of $13 and $15, respectively	1,209	1,230
Contract assets	3,502	3,196
Inventories	1,476	1,472
Other current assets	466	491
Assets of business held for sale	1,136	1,106
Total current assets	8,266	8,055
Non-current assets
Property, plant and equipment, net	2,836	2,862
Goodwill	20,070	19,979
Other intangible assets, net	8,340	8,540
Deferred income taxes	113	91
Other non-current assets	2,191	2,160
Total assets	$41,816	$41,687

Liabilities and equity
Current liabilities
Short-term debt	$2,203	$1,602
Current portion of long-term debt, net	365	363
Accounts payable	2,112	2,106
Contract liabilities	1,777	1,900
Compensation and benefits	379	544
Other accrued items	1,174	1,129
Income taxes payable	182	88
Liabilities of business held for sale	245	272
Total current liabilities	8,437	8,004
Non-current liabilities
Long-term debt, net	11,140	11,160
Deferred income taxes	683	815
Other long-term liabilities	2,826	2,879
Total liabilities	23,086	22,858
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 189,463,015 and 189,808,581 shares at March 29, 2024 and December 29, 2023, respectively	189	190
Paid-in capital	15,472	15,553
Retained earnings	3,239	3,220
Accumulated other comprehensive loss	(234)	(198)
Total shareholders’ equity	18,666	18,765
Noncontrolling interests	64	64
Total equity	18,730	18,829
Total liabilities and equity	$41,816	$41,687
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

Balance at December 29, 2023	$190	$15,553	$3,220	$(198)	$64	$18,829
Net income	—	—	283	—	2	285
Other comprehensive loss, net of income taxes	—	—	—	(36)	—	(36)
Shares issued under stock incentive plans	—	35	—	—	—	35
Shares issued under defined contribution plans	—	70	—	—	—	70
Share-based compensation expense	—	26	—	—	—	26
Tax withholding payments on share-based awards	—	(20)	—	—	—	(20)
Repurchases and retirement of common stock	(1)	(192)	(40)	—	—	(233)
Cash dividends ($1.16 per share)	—	—	(224)	—	—	(224)
Other	—	—	—	—	(2)	(2)
Balance at March 29, 2024	$189	$15,472	$3,239	$(234)	$64	$18,730

Balance as of December 30, 2022	$191	$15,677	$2,943	$(288)	$101	$18,624
Net income	—	—	337	—	2	339
Shares issued under stock incentive plans	—	11	—	—	—	11
Shares issued under defined contribution plans	—	57	—	—	—	57
Share-based compensation expense	—	23	—	—	—	23
Tax withholding payments on share-based awards	—	(26)	—	—	—	(26)
Repurchases and retirement of common stock	(2)	(332)	(62)	—	—	(396)
Cash dividends ($1.14 per share)	—	—	(220)	—	—	(220)
Other	—	(3)	—	—	(1)	(4)
Balance as of March 31, 2023	$189	$15,407	$2,998	$(288)	$102	$18,408
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
In the opinion of management, such interim financial statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, cash flows and equity for the periods presented therein. The balance sheet at December 29, 2023 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2023 (our “Fiscal 2023 Form 10-K”).
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
Recently Issued Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07). This accounting standard requires additional segment disclosures on an annual and interim basis, including significant segment expenses that are regularly provided to the chief operating decision maker. The standard does not change how operating segments and reportable segments are determined. ASU 2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024. The standard is required to be applied retrospectively to all periods presented in the consolidated financial statements. We plan to adopt the standard for fiscal 2024. We are evaluating the impact of ASU 2023-07 and expect the standard will only impact our segment disclosures with no material impact to the consolidated financial statements.
In December 2023, the FASB issued Accounting Standards Update 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). This accounting standard requires disaggregated income tax disclosures on an annual basis, including information on our effective income tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. We are evaluating the impact of ASU 2023-09 and expect the standard will only impact our income taxes disclosures with no material impact to the consolidated financial statements.
Significant Accounting Policies Update
There have been no material changes to our significant accounting policies described in our Fiscal 2023 Form 10-K.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE B: EARNINGS PER SHARE
We define EPS as net income attributable to L3Harris common shareholders divided by either our weighted average number of basic or diluted shares outstanding. Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards.
The weighted-average number of common shares outstanding used to compute basic and diluted EPS are as follows:

	Quarter Ended
(In millions)	March 29, 2024	March 31, 2023

Basic weighted-average common shares outstanding	189.8	190.2
Impact of dilutive share-based awards	1.0	1.0
Diluted weighted-average common shares outstanding	190.8	191.2
Income from continuing operations per diluted common share (“diluted EPS”) excludes the antidilutive impact of 0.8 million and 1.2 million weighted-average share-based awards outstanding for the quarters ended March 29, 2024 and March 31, 2023, respectively.
NOTE C: ACCOUNTS RECEIVABLE, CONTRACT ASSETS AND CONTRACT LIABILITIES
Accounts Receivable
We have two receivable sales agreements (“RSAs”) with two separate third-party financial institutions that permit us to sell, on a non-recourse basis, up to $100 million each of outstanding receivables. From time to time, we have sold certain customer receivables under the RSAs, which we continue to service and collect on behalf of the third-party financial institutions and which we account for as sales of receivables with sale proceeds included in net cash from operating activities. Outstanding accounts receivable sold pursuant to the RSAs were approximately $98 million at March 29, 2024, for net cash proceeds of approximately $97 million. We did not have outstanding accounts receivable sold pursuant to the RSAs at March 31, 2023.
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
Contract assets and contract liabilities are summarized below:

(In millions)	March 29, 2024	December 29, 2023

Contract assets	$3,502	$3,196
Contract liabilities, current	(1,777)	(1,900)
Contract liabilities, non-current(1)	(88)	(94)
Net contract assets	$1,637	$1,202
_______________
(1)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet.

Contract assets increased $306 million as of March 29, 2024 compared with December 29, 2023, primarily due to the recognition of revenue related to the satisfaction or partial satisfaction of performance obligations during the quarter ended March 29, 2024 for which we have not yet billed our customers. There were no significant credit or impairment losses related to our contract assets during the quarter ended March 29, 2024.
Contract liabilities decreased $129 million as of March 29, 2024 compared with December 29, 2023, primarily due to decreased advanced payments and timing of contractual billing milestones. Revenue recognized related to contract liabilities that were outstanding at the end of the respective prior fiscal year were $695 million and $603 million for the quarters ended March 29, 2024 and March 31, 2023, respectively.
NOTE D: INVENTORIES
Inventories are summarized below:

(In millions)	March 29, 2024	December 29, 2023

Finished products	$238	$217
Work in process	436	427
Materials and supplies	802	828
Inventories	$1,476	$1,472
NOTE E: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The assignment of goodwill and changes in the carrying amount of goodwill, by business segment, are as follows:

(In millions)	SAS	IMS	CS	AR	Total

Balance at December 29, 2023(1)	$6,110	$6,564	$4,940	$2,365	$19,979
Goodwill from AJRD acquisition(2)	—	—	—	108	108
Currency translation adjustments	(8)	(8)	(1)	—	(17)
Balance at March 29, 2024	$6,102	$6,556	$4,939	$2,473	$20,070
_______________
(1)During fiscal 2023, we assigned $534 million of goodwill associated with the pending divestiture of Commercial Aviation Solutions (“CAS Disposal Group”) to “Assets of business held for sale” in our Condensed Consolidated Balance Sheet. See Note 13: Acquisitions, Divestitures and Asset Sales in our Fiscal 2023 Form 10-K for additional information regarding divestitures and businesses held for sale.
(2)Represents a measurement period adjustment associated with the acquisition of Aerojet Rocketdyne Holdings, Inc. (“AJRD”) in the quarter ended March 29, 2024. See Note O: Acquisitions and Divestitures in these Notes for further information.
At March 29, 2024, accumulated goodwill impairment losses totaled $80 million, $1,126 million and $355 million at our Space & Airborne Systems (“SAS”), Integrated Mission Systems (“IMS”) and Communication System (“CS”) segments, respectively. There are no accumulated impairments for our Aerojet Rocketdyne (“AR”) segment.
Reallocation of Goodwill in Business Realignment. Effective in fiscal 2024, to better align our businesses, we adjusted our IMS segment by realigning our Electro Optical (“EO”) and Maritime sectors, which are also reporting units, splitting EO into two sectors, Global Optical Systems (“GOS”) and Defense Electronics (“DE”), and moving one EO business to the Maritime sector. GOS and DE represent one reporting unit. Immediately before and after the realignment, we performed a quantitative impairment assessment under our former and new reporting unit structure. These assessments indicated no impairment existed either before or after the realignment. See Note P: Business Segment Information in these Notes for further information.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Other Intangible Assets
Other identifiable intangible assets, net are summarized below:

	March 29, 2024			December 29, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount(1)

Customer relationships	$8,907	$2,923	$5,984	$8,892	$2,733	$6,159
Developed technologies	854	432	422	856	413	443
Trade names — divisions	185	54	131	185	50	135
Other, including contract backlog	4	4	—	4	4	—
Total finite-lived identifiable intangible assets	9,950	3,413	6,537	9,937	3,200	6,737
Trade names — corporate	1,803	—	1,803	1,803	—	1,803
Total identifiable intangible assets, net	$11,753	$3,413	$8,340	$11,740	$3,200	$8,540
_______________
(1)During fiscal 2023, we assigned $263 million of intangible assets associated with the pending divestiture of the CAS Disposal Group to "Assets of business held for sale" in our Condensed Consolidated Balance Sheet. See Note 13: Acquisitions, Divestitures and Asset Sales in our Fiscal 2023 Form 10-K for additional information regarding divestitures and businesses held for sale.
The most significant identifiable intangible asset that is separately recognized for our business combinations is customer relationships. For further description of our accounting policies related to intangible assets acquired in the AJRD acquisition, see Note O: Acquisitions and Divestitures in these Notes, and for our accounting policies related to all other intangible assets, see Note 6: Goodwill and Intangible Assets in our Fiscal 2023 Form 10-K.
Amortization expense for identifiable finite-lived intangible assets was $217 million and $165 million for the quarters ended March 29, 2024 and March 31, 2023, respectively, which primarily related to assets acquired in connection with business combinations.
Future estimated amortization expense for identifiable intangible assets is as follows:

(In millions)

Next 12 months	$835
Months 13-24	766
Months 25-36	632
Months 37-48	562
Months 49-60	468
Thereafter	3,274
Total	$6,537
NOTE F: INCOME TAXES
Our effective tax rate was 1.7% for the quarter ended March 29, 2024 compared with 9.1% for the quarter ended March 31, 2023. The effective tax rate for quarter ended March 29, 2024 was lower than the quarter ended March 31, 2023, primarily due to additional resolutions of specific audit uncertainties in the quarter ended March 29, 2024, incremental research and development (“R&D”) credits attributable to the recently acquired AJRD and an increase in favorable impacts of excess tax benefits related to equity-based compensation. The rates for both periods benefited from foreign derived intangible income (“FDII”) deductions.
The Organisation for Economic Co-operation and Development (“OECD”) has introduced a new 15% global minimum tax, known as Pillar Two. Certain jurisdictions, including European Union member states and the United Kingdom, have enacted Pillar Two legislation that became effective January 1, 2024. The OECD, and its member countries, continue to release new guidance and legislation on Pillar Two and we continue to evaluate the impact on our financial statements. Based on enacted laws, Pillar Two is not expected to have a material impact on our financial statements in fiscal 2024.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE G: DEBT AND CREDIT ARRANGEMENTS
Long-Term Debt
Long-term debt, net is summarized below:

(In millions)	March 29, 2024	December 29, 2023

Variable-rate debt:
Term loan, due November 21, 2025 (“Term Loan 2025”)	$—	$2,250

Fixed-rate debt:
3.95% notes, due May 28, 2024	350	350
3.832% notes, due April 27, 2025	600	600
7.00% debentures, due January 15, 2026	100	100
3.85% notes, due December 15, 2026	550	550
5.40% notes, due January 15, 2027 (“5.4% 2027 Notes”)	1,250	1,250
6.35% debentures, due February 1, 2028	26	26
4.40% notes, due June 15, 2028	1,850	1,850
5.05% notes, due June 1, 2029 (“5.05% 2029 Notes”)	750	—
2.90% notes, due December 15, 2029	400	400
1.80% notes, due January 15, 2031	650	650
5.25% notes, due June 1, 2031 (“5.25% 2031 Notes”)	750	—
5.40% notes, due July 31, 2033 (“5.4% 2033 Notes”)	1,500	1,500
5.350% notes, due June 1, 2034 (“5.35% 2034 Notes”)	750	—
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
5.60% notes, due July 31, 2053 (“5.6% 2053 Notes”)	500	500
Total variable and fixed-rate debt	11,226	11,226
Financing lease obligations and other debt	306	300
Long-term debt, including the current portion of long-term debt	11,532	11,526
Plus: unamortized bond premium	47	51
Less: unamortized discounts and issuance costs	(74)	(54)
Long-term debt, including the current portion of long-term debt, net	11,505	11,523
Less: current portion of long-term debt, net	(365)	(363)
Total long-term debt, net	$11,140	$11,160
Long Term Debt Issued
Fixed Rate Debt. On March 13, 2024, we closed the issuance and sale of $2.25 billion aggregate principal amount of new long-term fixed-rate debt consisting of the 5.05% 2029 Notes, the 5.25% 2031 Notes, and the 5.35% 2034 Notes (collectively, the “2024 Notes”). The 2024 Notes were used to repay Term Loan 2025, including related fees and expenses, which had an outstanding balance of $2.25 billion at December 29, 2023.
Interest on the 2024 Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2024.
We may redeem the 5.05% 2029 Notes, 5.25% 2031 Notes and 5.35% 2034 Notes prior to May 1, 2029, April 1, 2031 and March 1, 2034, respectively, in whole or in part, at our option, at a redemption price equal to the greater of: (i) the sum of the present values of the remaining scheduled payments of the principal and interest thereon discounted to the redemption date on a semi-annual basis at the “Treasury Rate,” as defined in the 2024 Notes, plus 15 basis points for the 5.05% 2029 Notes and 20 basis points for the 5.25% 2031 Notes and 5.35% 2034 Notes, less interest accrued to the date of redemption; (ii) or 100% of the principal amount of the respective notes plus, in either case, accrued interest and unpaid interest thereon to the redemption date. After May 1, 2029, April 1, 2031 and March 1, 2034, we may redeem the 5.05% 2029 Notes, 5.25% 2031 Notes, and 5.35% 2034 Notes
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
respectively, at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest thereon to the redemption date.
We incurred a combined total of $20 million of debt issuance costs for the 2024 Notes, which are being amortized over the life of each respective note. Such amortization is included as a component of the “Interest expense, net” line item in our Condensed Consolidated Statement of Operations.
Long-Term Debt Repayments
On March 14, 2024, we repaid the entire outstanding $2.25 billion drawn on Term Loan 2025, which at time of repayment had a variable interest rate of 6.7%, through the issuance of the 2024 Notes, which bear fixed interest rates between 5.05% and 5.35%.
2024 Credit Agreement
On January 26, 2024, we established a new $1.5 billion, 364-day senior unsecured revolving credit facility (“2024 Credit Facility”) by entering into a 364-day credit agreement maturing no later than January 24, 2025 (“2024 Credit Agreement”) with a syndicate of lenders. The 2024 Credit Agreement replaces the prior $2.4 billion 364-Day Credit Agreement (“2023 Credit Agreement”).
At our election, borrowings under the 2024 Credit Agreement, which are designated in U.S. Dollars, bear interest at the sum of the term secured overnight financing rate or the Base Rate (as defined in the 2024 Credit Agreement), plus an applicable margin that varies based on the ratings of our senior unsecured long-term debt securities (“Senior Debt Ratings.”) In addition to interest payable on the principal amount of indebtedness outstanding we are required to pay a quarterly unused commitment fee that varies based on our Senior Debt Ratings.
The 2024 Credit Agreement also contains representations, warranties, covenants and events of default that are substantially similar to the existing Revolving Credit Agreement, dated as of July 29, 2022 (“2022 Credit Agreement”). The 2024 Credit Agreement matures in January 2025, provided that we may extend the maturity of any loans outstanding under the 2024 Credit Agreement by one year, subject to the satisfaction of certain conditions.
At March 29, 2024, we had no outstanding borrowings and were in compliance with all covenants under the 2024 Credit Agreement.
2022 Credit Agreement
On July 29, 2022, we established a $2.0 billion, five-year senior unsecured revolving credit facility (“2022 Credit Facility”) under a Revolving Credit Agreement (the “2022 Credit Agreement”), with a syndicate of lenders. At March 29, 2024, we had no outstanding borrowings and were in compliance with all covenants under the 2022 Credit Agreement. For a description of the 2022 Credit Agreement and related covenants, see Note 8: Debt and Credit Arrangements in our Fiscal 2023 Form 10-K.
Commercial Paper Program
On January 26, 2024, we lowered the maximum amount available under our commercial paper program (“CP Program”) to $3.0 billion from $3.9 billion in accordance with the terms of the CP Program. The CP Program is supported by amounts available under the 2022 Credit Agreement and the 2024 Credit Agreement.
The commercial paper notes are sold at par less a discount representing an interest factor or, if interest bearing, at par, and the maturities vary but may not exceed 397 days from the date of issue. The commercial paper notes will rank at least pari passu with all other unsecured and unsubordinated indebtedness.
At March 29, 2024 and December 29, 2023, we had $2.2 billion and $1.6 billion in outstanding notes under our CP Program, respectively, which is included as a component of the “Short-term debt” line item in our Condensed Consolidated Balance Sheet. The outstanding notes under our CP Program had a weighted-average interest rate of 5.83% and 5.95% at March 29, 2024 and December 29, 2023, respectively.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE H: RETIREMENT BENEFITS
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement benefit (“OPEB”) plans:

	Quarter Ended March 29, 2024		Quarter Ended March 31, 2023
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost	$8	$—	$6	$—
Non-operating
Interest cost	99	3	92	3
Expected return on plan assets	(165)	(5)	(153)	(5)
Amortization of net actuarial gain	(1)	(4)	(2)	(5)
Amortization of prior service credit	(7)	—	(7)	—
Non-service cost periodic benefit income	(74)	(6)	(70)	(7)
Net periodic benefit income	$(66)	$(6)	$(64)	$(7)
The service cost component of net periodic benefit income is included in the “Cost of revenue” and “General and administrative expenses” line items in our Condensed Consolidated Statement of Operations. The non-service cost components of net periodic benefit income are included in the “Non-service FAS pension income and other, net” line item in our Condensed Consolidated Statement of Operations.
NOTE I: STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
At March 29, 2024, we had stock options or other share-based compensation awards outstanding under two shareholder-approved employee stock incentive plans, as well as under employee stock incentive plans assumed by L3Harris (collectively, the “L3Harris SIPs”). The compensation cost related to our share-based awards that was charged against income for the quarters ended March 29, 2024 and March 31, 2023 was $26 million and $23 million, respectively.
Awards granted to participants under L3Harris SIPs and the weighted-average grant-date fair value per share or unit during the quarters ended March 29, 2024 and March 31, 2023 are as follows:

	Quarter Ended March 29, 2024		Quarter Ended March 31, 2023
(In millions, except per share/units amounts)	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit

Stock option shares granted(1)	0.4	$50.97	0.4	$54.81
Restricted stock units granted(2)	0.1	$213.15	0.1	$210.84
Performance share units granted(3)	0.2	$230.09	0.2	$223.09
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
The aggregate number of shares of our common stock issued under L3Harris SIPs, net of shares withheld for tax purposes, was 0.5 million and 0.3 million for the quarters ended March 29, 2024 and March 31, 2023, respectively.
See Note 10: Stock Options and Other Share-Based Compensation in our Fiscal 2023 Form 10-K for additional information regarding the L3Harris SIPs.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE J: ACCUMULATED OTHER COMPREHENSIVE LOSS (“AOCL”)
The components of AOCL are summarized below:

(In millions)	Foreign currency translation	Net unrealized losses on hedging derivatives	Unrecognized postretirement obligations	Total AOCL

Balance at December 29, 2023	$(201)	$(65)	$68	$(198)
Other comprehensive loss, before reclassifications to earnings and income taxes	(26)	(4)	—	(30)
Income taxes	—	1	—	1
Other comprehensive loss before reclassifications to earnings, net of income taxes	(26)	(3)	—	(29)
Losses (gains) reclassified to earnings, before income taxes	—	3	(12)	(9)
Income taxes	—	(1)	3	2
Losses (gains) reclassified to earnings, net of income taxes(1)	—	2	(9)	(7)
Other comprehensive loss, net of income taxes	(26)	(1)	(9)	(36)
Balance at March 29, 2024	$(227)	$(66)	$59	$(234)

Balance at December 30, 2022	$(237)	$(79)	$28	$(288)
Other comprehensive income, before reclassifications to earnings and income taxes	7	6	—	13
Income taxes	—	(1)	—	(1)
Other comprehensive income before reclassifications to earnings, net of income taxes	7	5	—	12
Gains reclassified to earnings, before income taxes	—	(2)	(14)	(16)
Income taxes	—	1	3	4
Gains reclassified to earnings, net of income taxes(1)	—	(1)	(11)	(12)
Other comprehensive income (loss), net of income taxes	7	4	(11)	—
Balance at March 31, 2023	$(230)	$(75)	$17	$(288)
_______________
(1)Losses (gains) reclassified to earnings are included in the “Revenue,” “Interest expense, net” and “Non-service FAS pension income and other, net” line items in our Condensed Consolidated Statement of Operations.
NOTE K: FAIR VALUE MEASUREMENTS
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
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at March 29, 2024 and December 29, 2023:

	March 29, 2024		December 29, 2023
(In millions)	Total	Level 1	Total	Level 1

Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$112	$112	$106	$106
Investments measured at NAV:
Corporate-owned life insurance	38		37
Total fair value of deferred compensation plan assets	$150		$143

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$10	$10	$18	$18
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	289		274
Total fair value of deferred compensation plan liabilities	$299		$292
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
The following table presents the carrying amounts and estimated fair values of long-term debt that is not carried at fair value in our Condensed Consolidated Balance Sheet:

	March 29, 2024		December 29, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Term Loan 2025(1)	$—	$—	$2,250	$2,250
All other long-term debt, net (including current portion)(2)	11,505	11,258	9,273	9,199
Long-term debt, including the current portion of long-term debt, net	$11,505	$11,258	$11,523	$11,449
_______________
(1)The carrying value of Term Loan 2025 approximates fair value due to its variable interest rate.
(2)The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.
The fair value of our short-term debt approximates the carrying value due to its short-term nature. If measured at fair value, the commercial paper would be classified as level 2 and other short-term debt would be classified as level 3 within the fair value hierarchy.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
See Note E: Goodwill and Other Intangible Assets and Note O: Acquisitions and Divestitures in these Notes and Note 13: Acquisitions, Divestitures and Asset Sales in our Fiscal 2023 Form 10-K for additional information regarding fair value measurements associated with acquisitions, divestitures and goodwill.
NOTE L: CHANGES IN ESTIMATES
Many of our contracts utilize the POC cost-to-cost method of revenue recognition. A single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. At the outset of each contract, we gauge its complexity and associated risks and establish an estimated total cost at completion. Due to the long-term nature of many of these contracts, developing these estimates often requires judgment. After establishing the estimated total cost at completion, we follow a standard estimate at completion (“EAC”) process in which we review the progress and performance on our ongoing contracts. As the contracts progress, we may successfully retire risks or complexities and may add additional risks, and we adjust our estimated total cost at completion. For additional discussion of our revenue recognition policies and our EAC process, see “Critical Accounting Estimates” in Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Form 10-K.
Net EAC adjustments had the following impact to earnings for the periods presented:

	Quarter Ended
(In millions, except per share amounts)	March 29, 2024	March 31, 2023

Net EAC adjustments, before income taxes(1)	$19	$(56)
Net EAC adjustments, net of income taxes	$15	$(42)
Net EAC adjustments, net of income taxes, per diluted share	$0.08	$(0.22)
_______________
(1)For the quarter ended March 31, 2023, excludes charges of $18 million related to impairments of customer contracts that are included in the “Revenue” and “Cost of revenue” line items in our Condensed Consolidated Statement of Operations.
Revenue recognized from performance obligations satisfied in prior periods was $53 million and $36 million for the quarters ended March 29, 2024 and March 31, 2023, respectively.
NOTE M: BACKLOG
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
At March 29, 2024, our ending backlog was $32.1 billion. We expect to recognize approximately 50% of the revenue associated with this backlog over the next twelve months and an additional 25% over the following twelve months, with the remainder to be recognized thereafter.
NOTE N: RESTRUCTURING AND OTHER EXIT COSTS
From time to time, we record charges for restructuring and other exit activities related to changes in management structure and fundamental reorganizations that affect the nature and focus of operations, such as our LHX NeXt initiative, described below. Such charges may include severance benefits and costs to consolidate facilities or relocate employees. We record these charges at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period. These charges are included as a component of the “General and administrative expenses” line item in our Consolidated Statement of Operations.
LHX NeXt initiative. LHX NeXt is our initiative to transform multiple functions, systems and processes to increase agility and competitiveness, as discussed in more detail under the “Operating Environment, Strategic Priorities and Key Performance Measures” section in Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Form 10-K.
In connection with our LHX NeXt program restructuring activities, we recorded employee severance related charges of $64 million during the quarter ended March 29, 2024. At March 29, 2024, we had remaining liabilities of $55 million, which we expect will be paid in the next twelve months.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our liabilities for restructuring are included in the “Compensation and benefits” line item in our Condensed Consolidated Balance Sheet. Changes to our liabilities for restructuring and other exit costs during the quarter ended March 29, 2024 were as follows:

(In millions)	Employee Severance Related Costs

Balance at December 29, 2023	$4
Additional provisions	64
Payments	(13)
Total changes	51
Balance at March 29, 2024	$55
NOTE O: ACQUISITIONS AND DIVESTITURES
Acquisition of AJRD
On July 28, 2023, we acquired AJRD, a technology-based engineering and manufacturing company that develops and produces missile solutions and technologies for strategic defense, missile defense, and hypersonic and tactical systems, as well as space propulsion and power systems for national security space and exploration missions. The acquisition provides us access to a new market. We acquired 100% of AJRD for a total net purchase price of $4,715 million. The acquisition was financed through the issuance and sale of $3.25 billion aggregate principal amount of new long-term fixed-rate debt consisting of the 5.4% 2027 Notes, the 5.4% 2033 Notes and the 5.6% 2053 Notes (collectively, the “AJRD Notes”) and a draw down under the 2023 Credit Agreement. See Note 8: Debt and Credit Arrangements in our Fiscal 2023 Form 10-K for further information regarding the financing of the AJRD acquisition.
Net assets and results of operations of AJRD are reflected in our financial results commencing on July 28, 2023, the acquisition date, and are reported in our AR segment, which is also the AR reporting unit, and corporate headquarters.
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
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the preliminary allocation of the fair value of consideration transferred to assets acquired and liabilities assumed as of the acquisition date:

	July 28, 2023
(In millions)	Preliminary	Measurement Period Adjustments, Net(1)	Preliminary Adjusted

Receivables	$156	$—	$156
Contract assets	338	(69)	269
Inventories	14	—	14
Other current assets	117	19	136
Property, plant and equipment	574	11	585
Goodwill	2,348	125	2,473
Other intangible assets	2,860	—	2,860
Other non-current assets	609	65	674
Total assets acquired	$7,016	$151	$7,167

Current portion of long-term debt, net	$1	$—	$1
Accounts payable	145	—	145
Contract liabilities	310	45	355
Compensation and benefits	116	1	117
Income taxes payable	6	(1)	5
Other accrued items	278	81	359
Long-term debt, net	41	—	41
Deferred income taxes	398	82	480
Other long-term liabilities	1,006	(57)	949
Total liabilities assumed	$2,301	$151	$2,452

Fair value of consideration transferred	$4,715	$—	$4,715
_______________
(1)Fair value adjustments during the measurement period primarily related to EAC updates, refinements to the fair value of fixed assets, as well as an update to the deferred tax liability which was offset by the release of a portion of the uncertain tax position previously booked by AJRD.
We determined the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgment related to estimates. Our accounting for the acquisition of AJRD remains preliminary. Amounts recorded associated with these assets and liabilities are based on preliminary calculations and estimates. Our preliminary estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date). Any potential adjustments made could be material in relation to the preliminary values presented above.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible Assets. All finite-lived intangible assets identified in the AJRD acquisition are subject to amortization. The preliminary fair value and weighted-average amortization period of identifiable intangible assets acquired as of the acquisition date is as follows:

	Total	Useful Lives
	(In millions)	(In Years)

Customer relationships:(1)
Backlog	$355	3
Government programs	2,385	15 - 20
Total customer relationships	2,740
Trade names	120	15
Total identifiable intangible assets acquired	$2,860
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
Forward Loss Provision. We have recorded a preliminary forward loss provision of $124 million which was included in the ”Other accrued items” line item in our Condensed Consolidated Balance Sheet. The forward loss provisions will be recognized as a reduction to cost of sales as we incur costs to satisfy the associated performance obligations. There will be no net impact on our Condensed Consolidated Statement of Operations. We recognized $14 million of amortization related to the forward loss provision in the quarter ended March 29, 2024.
Off-market Customer Contracts. We have identified certain contractual obligations with customers with economic returns that are higher or lower than could be realized in market transactions as of the acquisition date and have recorded liabilities for the preliminary acquisition date fair value of the off-market components. The preliminary acquisition date fair value of the off-market components is a net liability of $115 million, consisting of $34 million and $81 million included in the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet, respectively, and excludes any amounts already recognized in forward loss provisions (see discussion in the preceding paragraph). We measured the fair value of these components as the amount by which the terms of the contract with the customer deviates from the terms that a market participant could have achieved at the acquisition date. The off-market components of these contracts will be recognized as an increase to revenue as we incur costs to satisfy the associated performance obligations. We recognized $8 million of amortization related to off-market contract liabilities in the quarter ended March 29, 2024.
Goodwill. The $2,473 million of goodwill recognized is attributable to AJRD’s market presence as the provider of advanced propulsion and power systems for nearly every major U.S. space and missile program, the assembled workforce and established operating infrastructure. The acquired goodwill is not tax deductible. See Note E: Goodwill and Other Intangible Assets in these Notes for further information.
Financial Results. Revenue and income before income taxes of AR included in our Condensed Consolidated Statement of Operations for the quarter ended March 29, 2024 were $542 million and $72 million, respectively. Unaudited pro forma financial results of the operations acquired with AJRD for the quarter ended March 31, 2023 were $566 million of revenue and $60 million of income before income taxes, which were prepared as if the acquisition was completed on the first day of our fiscal 2023, December 31, 2022. The proforma results include adjustments to remove costs directly attributable to the acquisition, such as transaction-related costs and the impact of purchase price adjustments, and certain corporate expenses such as pension, interest, and amortization. The pro forma results do not include any integration synergies and are not necessarily indicative of our results of operations that actually would have been obtained had the acquisition of AJRD been completed for the period presented, or which may be realized in the future.
Acquisition-Related Costs. Acquisition-related costs have been expensed as incurred. In connection with the AJRD acquisition, we recorded transaction and integration costs of $28 million for the quarter ended March 29, 2024, which were included in the “General and administrative expenses” line item in our Condensed Consolidated Statement of Operations.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pending Divestiture of CAS Disposal Group
During the quarter ended December 29, 2023, we entered into a definitive agreement to sell our CAS Disposal Group for a cash purchase price of $700 million, with additional contingent consideration of up to $100 million, subject to customary purchase price adjustments and closing conditions as set forth in the agreement. As of March 29, 2024, the fair value less costs to sell of the CAS Disposal Group was $891 million, inclusive of consideration related to noncontrolling interest and accumulated other comprehensive income. Income before income taxes for the quarters ended March 31, 2023 and March 29, 2024 were $17 million and $21 million, respectively. The CAS Disposal Group, which is part of our IMS segment, provides integrated aircraft avionics, pilot training and data analytics services for the commercial aviation industry. The transaction is expected to close in fiscal 2024.
In connection with the preparation of our financial statements for fiscal 2023, we concluded that goodwill related to the CAS Disposal Group was impaired and we recorded a non-cash impairment charge of $296 million, which is included in the Impairment of goodwill and other assets line item. See Note 6: Goodwill and Intangible Assets in our Fiscal 2023 Form 10-K. Additionally, we recognized a pre-tax loss of $77 million included in the “Asset group and business divestiture-related (losses) gains, net” line item in our Consolidated Statement of Operations in our Fiscal 2023 Form 10-K.
The carrying amounts of the assets and liabilities of the CAS Disposal Group is classified as held for sale in our Condensed Consolidated Balance Sheet as of March 29, 2024 were as follows:

(In millions)	March 29, 2024

Receivables, net	$94
Contract assets	48
Inventories	162
Other current assets	23
Property, plant and equipment, net	41
Goodwill	534
Other intangible assets, net	263
Other non-current assets	48
Valuation allowance	(77)
Total assets held for sale	$1,136

Accounts payable	$93
Contract liabilities	49
Compensation and benefits	6
Other accrued items	34
Other long-term liabilities	63
Total liabilities held for sale	$245
Fair Value of Businesses and Goodwill Allocation. For purposes of allocating goodwill to the disposal groups that represent a portion of a reporting unit, which is our business segment level or one level below the business segment, we determine the fair value of each disposal group based on the respective negotiated selling price, and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based and income based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note E: Goodwill and Other Intangible Assets and Note K: Fair Value Measurements in these Notes for additional information.
NOTE P: BUSINESS SEGMENT INFORMATION
We structure our operations primarily around the products, systems and services we sell and the markets we serve and report our financial results in the following four reportable segments:
•SAS: including space payloads, sensors and full-mission solutions; classified intelligence and cyber; avionics; electronic warfare; and mission networks for air traffic management operations;
•IMS: including multi-mission intelligence, surveillance and reconnaissance (“ISR”) systems; passive sensing and targeting; electronic attack; autonomy; power and communications; networks; sensors; and the CAS Disposal Group, which includes aviation products and pilot training operations, see Note O: Acquisitions and Divestitures;
•CS: including tactical communications with global communications solutions; broadband communications; integrated vision solutions; and public safety radios, and system applications and equipment; and
•AR: including missile solutions with propulsion technologies for strategic defense, missile defense, and hypersonic and tactical systems; and space propulsion and power systems for national security space and exploration missions.
Business Realignment
Effective for fiscal 2024, to better align our businesses, we adjusted our SAS and IMS segments.
SAS. We combined our Advanced Combat Systems and Mission Avionics sectors into the Airborne Combat Systems (“ACS”) sector, as described below.
•ACS: Sensors, processors, hardened electronics, release systems, displays and antennas for aircraft platforms, threat warning, countermeasures and launched efforts for airborne, ground and maritime platforms.
IMS. We split our EO sector into two sectors, as described below, and transferred one business from EO to our Maritime sector.
•GOS: passive sensing and targeting and laser imaging and sensor systems.
•DE: fuzing, navigation and range-testing solutions and space communications and avionics.
Business Segment Financial Information
Segment revenue, segment operating income and a reconciliation of segment operating income to total income before income taxes are as follows:

	Quarter Ended
(In millions)	March 29, 2024	March 31, 2023

Revenue
SAS	$1,751	$1,655
IMS	1,669	1,700
CS	1,294	1,163
AR	542	**
Corporate eliminations	(45)	(47)
Total revenue	$5,211	$4,471

Income before Income Taxes
Operating income:
SAS	$216	$187
IMS	190	185
CS	310	266
AR	72	**
Total segment	788	638
Total unallocated corporate expenses	(410)	(245)
Total operating income	378	393
Non-service FAS pension income and other, net	88	82
Interest expense, net	(176)	(102)
Income before income taxes	$290	$373
_______________
**    AR is a reportable segment established during the quarter ended September 29, 2023, which consists of operations of AJRD. As such, there is no comparable prior year information.
Unallocated Corporate Expenses
Total unallocated corporate expenses include corporate items such as a portion of management and administration, legal, environmental, compensation, retiree benefits, other corporate expenses and eliminations and the FAS/Cost Accounting Standards (“CAS”) operating adjustment. Total unallocated corporate expenses also include the portion of corporate costs not included in management’s evaluation of segment operating performance, such as amortization of acquisition-related intangibles; additional cost of revenue related to the fair value step-up in inventory sold; merger, acquisition, and divestiture-related expenses; asset group and business divestiture-related (losses) gains, net; impairment of goodwill and other assets; gain on sale of property, plant and equipment; LHX NeXt implementation costs; and other items.
FAS/CAS Pension Operating Adjustment
In accordance with CAS, we allocate a portion of pension and OPEB plan costs to our U.S. Government contracts. However, our Condensed Consolidated Financial Statements require pension and OPEB plan income or expense to be calculated in accordance with FAS requirements under GAAP. The “FAS/CAS operating adjustment” line item in the table below represents the difference between the service cost component of FAS pension and OPEB cost and total CAS pension and OPEB cost. The non-service cost components of FAS pension and OPEB income or expense are included as component of the “Non-service FAS pension income and other, net” line item in our Condensed Consolidated Statement of Operations. See Note H: Retirement Benefits in these Notes for more information on the composition of non-service cost components of FAS pension and OPEB income and expense.
The table below is a reconciliation of the FAS/CAS operating adjustment:

	Quarter Ended
(In millions)	March 29, 2024	March 31, 2023

FAS pension service cost	$(8)	$(6)
Less: CAS pension cost	(15)	(28)
FAS/CAS operating adjustment	7	22
Non-service FAS pension income	80	77
FAS/CAS pension adjustment, net	$87	$99
Disaggregation of Revenue
We disaggregate revenue for all four business segments by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Quarter Ended
	March 29, 2024				March 31, 2023
(In millions)	SAS	IMS	CS	AR	SAS	IMS	CS	AR

Revenue By Customer Relationship
Prime contractor	$1,108	$1,066	$913	$153	$1,010	$1,154	$807	**
Subcontractor	628	587	367	389	632	525	343	**
Intersegment	15	16	14	—	13	21	13	**
Total segment	$1,751	$1,669	$1,294	$542	$1,655	$1,700	$1,163	**

Revenue By Contract Type
Fixed-price(1)	$1,108	$1,278	$1,065	$302	$1,022	$1,286	$978	**
Cost-reimbursable	628	375	215	240	620	393	172	**
Intersegment	15	16	14	—	13	21	13	**
Total segment	$1,751	$1,669	$1,294	$542	$1,655	$1,700	$1,163	**

Revenue By Geographical Region
United States	$1,507	$1,203	$925	$527	$1,454	$1,257	$791	**
International	229	450	355	15	188	422	359	**
Intersegment	15	16	14	—	13	21	13	**
Total segment	$1,751	$1,669	$1,294	$542	$1,655	$1,700	$1,163	**
_______________
**    AR is a reportable segment established during the quarter ended September 29, 2023, which consists of operations of AJRD. As such, there is no comparable prior year information.
(1)Includes revenue derived from time-and-materials contracts.
Assets by Business Segment
Total assets by business segment are as follows:

(In millions)	March 29, 2024	December 29, 2023

SAS	$9,111	$9,085
IMS	10,876	10,631
CS	7,019	7,084
AR	4,295	4,208
Corporate(1)	10,515	10,679
Total Assets	$41,816	$41,687
_______________
(1)Identifiable intangible assets acquired in connection with business combinations were recorded as corporate assets because they benefited the entire Company. Identifiable intangible asset balances recorded as corporate assets were $8.3 billion and $8.5 billion at March 29, 2024 and December 29, 2023, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, real estate held for development and leasing, as well as any assets of businesses held for sale.
NOTE Q: LEGAL PROCEEDINGS AND CONTINGENCIES
In the ordinary course of business, we are routinely defendants in, parties to or otherwise subject to many pending and threatened legal actions, claims, disputes, arbitration and other legal proceedings incident to our business, arising from or related matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employee disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitration awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At March 29, 2024, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. We cannot at this time estimate the reasonably possible loss or range of loss in excess of our accrual due to the inherent uncertainties and speculative nature of contested proceedings. Although it is not feasible to predict the outcome of these matters with certainty, based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at March 29, 2024 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired, including AJRD, are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites, including sites owned by us and third-party sites. These sites are in various stages of investigation and/or remediation, and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that several sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of being identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”), the Resource Conservation Recovery Act and/or equivalent state and international laws, and in some instances, our liability and proportionate share of costs that may be shared among other PRPs have not been determined largely due to uncertainties as to the nature and extent of site conditions and our involvement.
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was $614 million as of March 29, 2024. The current portion of our estimated environmental liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet. Some of these environmental costs are eligible for future recovery in the pricing of our products and services to the U.S.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
government and under existing third party agreements. We consider the recovery probable based on U.S. government contracting regulations and existing third-party agreements. As of March 29, 2024, we had an asset for the recoverable portion of these reserves of $433 million. The current and non-current portion of the recoverable costs are included as a component of the “Other current assets” and “Other non-current assets” line items, respectively, in our Condensed Consolidated Balance Sheet.
The largest environmental matter is the Sacramento, California site. We are subject to a Partial Consent Decree (“PCD”) for this site, which required a guarantee up to $75 million (in addition to a prior $20 million guarantee) to assure that the Sacramento remediation activities are fully funded. Obligations under the $75 million aggregate guarantee are limited to $10 million in any year. Both the $75 million aggregate guarantee and the $10 million annual limitation are subject to adjustment annually for inflation. As of March 29, 2024, the estimated range of anticipated costs for the Sacramento, California site related to the PCD and other federal and state orders was $268 million to $403 million and the accrued amount was $268 million included as a component of the “Other accrued items” and “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet.
NOTE R: SUBSEQUENT EVENTS
On April 5, 2024, we entered into a definitive agreement to sell our antenna and related businesses to Kanders & Company, Inc. for $200 million subject to customary closing conditions and regulatory approvals. The antenna and related businesses are part of our SAS segment, and they provide a variety of airborne and ground-based antennas and test equipment. The transaction is expected to close in the second quarter of 2024.
_____________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of L3Harris Technologies, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. and subsidiaries (the Company) as of March 29, 2024, the related condensed consolidated statements of operations, comprehensive income, cash flows and equity for the quarters ended March 29, 2024 and March 31, 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of December 29, 2023, the related consolidated statements of operations, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated February 16, 2024, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 29, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
April 26, 2024
_____________________________________________________________________

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements and accompanying Notes. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to our Consolidated Financial Statements and Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Form 10-K. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
OVERVIEW
We are the Trusted Disruptor in the defense industry. With customers’ mission-critical needs always in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains in the interest of national security. We support government customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government and their prime contractors. Our products and services have defense and civil government applications, as well as commercial applications. We generally sell directly to our customers, and we utilize agents and intermediaries to sell and market some products and services, especially in international markets.
U.S. and International Budget Environment
Our largest customers are various departments and agencies of the U.S. Government — the percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 77% for the quarter ended March 29, 2024.
On June 3, 2023, the President signed the Fiscal Responsibility Act of 2023 (“FRA”), which suspended the federal debt limit through January 1, 2025 and established new discretionary funding limits for defense and non-defense accounts.
From September 2023 through early March 2024, a series of short-term Continuing Resolutions (“CR”) were enacted to fund the government while Congress worked to finalize final U.S. Government fiscal year (“GFY”) 2024 appropriations bills. On March 9, 2024, the President signed the first tranche of GFY 2024 appropriations funding bills into law, which funded six government agencies, including funding for the National Aeronautics and Space Administration, the National Oceanic and Atmospheric Administration, and the Federal Aviation Administration, through the remainder of the fiscal year which ends on September 30, 2024. A second funding bill, signed into law on March 23, 2024, funded all remaining agencies, including the U.S. Department of Defense (“DoD”), through the remainder of the fiscal year. The bill provides approximately $844 billion in funding for DoD. This was in line with our expectations for modest 3% growth for defense over GFY 2023 levels and in line with the first year of the FRA caps.
On March 11, 2024, the President’s Budget Request for GFY 2025 (“2025 PBR”) was released. The DoD requested $850 billion, a 1% topline increase consistent with the FRA caps.
The overall defense spending environment, both in the U.S. and internationally, reflects the continued impacts of the conflicts in Ukraine and geopolitical tensions across Asia and the Middle East, and changes to U.S. Government or international spending priorities have and could in the future impact our business.
On April 24, 2024, the President signed a foreign aid package that includes $67 billion in funding for key DoD programs, bringing the DoD funding for GFY 2024 to $911 billion.
See our U.S. Government funding risks and the discussion of our international business risks within Part I: Item 1A. Risk Factors in our Fiscal 2023 Form 10-K.
_____________________________________________________________________

Economic Environment
The macroeconomic environment continues to evolve, which has impacted our business and may continue to impact our future results. The ongoing uncertainty related to the impacts of inflation, as well as increased interest rates, which raises the cost of borrowing for the federal government, could in the future impact U.S. Government spending priorities for our products. For a discussion of inflation-related risks, see Part I: Item 1A. Risk Factors in our Fiscal 2023 Form 10-K.
KEY DEVELOPMENTS
Business Realignment. Effective for fiscal 2024, to better align our businesses, we adjusted our SAS and IMS segments. See Note P: Business Segment Information in the Notes for further information.
RESULTS OF OPERATIONS
Consolidated Results of Operations

	Quarter Ended
(Dollars in millions, except per share amounts)	March 29, 2024	March 31, 2023

Revenue	$5,211	$4,471
Cost of revenue	(3,863)	(3,305)
% of total revenue	74%	74%
Gross margin	1,348	1,166
% of total revenue	26%	26%
General and administrative expenses	(970)	(773)
% of total revenue	19%	17%
Operating Income	378	393
Non-service FAS pension income and other, net	88	82
Interest expense, net	(176)	(102)
Income from before income taxes	290	373
Income taxes	(5)	(34)
Effective tax rate	1.7%	9.1%
Net income	285	339
Noncontrolling interests, net of income taxes	(2)	(2)
Net income attributable to L3Harris Technologies, Inc.	$283	$337
% of total revenue	5.4%	7.5%
Diluted EPS attributable to L3Harris Technologies, Inc. common shareholders	$1.48	$1.76
Revenue and Gross Margin
Revenue increased 17% for the quarter ended March 29, 2024 compared with the quarter ended March 31, 2023 from the inclusion of $542 million of revenue from the acquisition of AJRD, which is reported in our AR segment and higher revenue in our CS and SAS segments of $131 million and $96 million, respectively, partially offset by decrease in revenue in our IMS segment of $31 million. See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
Gross margin increased, largely due to an increase in revenue volume, and gross margin as a percentage of revenue remained flat for the quarter ended March 29, 2024 compared with the quarter ended March 31, 2023.
_____________________________________________________________________

Segment Product and Service Analysis
The following tables present revenue and cost of revenue from products and services by segment.

	Quarter Ended March 29, 2024
(In millions)	SAS	IMS	CS	AR	Eliminations	Total

Revenue
Products	$1,210	$1,025	$1,007	$357	$—	$3,599
Services	526	628	273	185	—	1,612
Intersegment	15	16	14	—	(45)	—
Total	$1,751	$1,669	$1,294	$542	$(45)	$5,211

Cost of revenue
Products	$928	$784	$602	$266	$14	$2,594
Services	423	481	221	144	—	1,269
Intersegment	15	16	14	—	(45)	—
Total	$1,366	$1,281	$837	$410	$(31)	$3,863

	Quarter Ended March 31, 2023
	SAS	IMS	CS	AR	Eliminations	Total

Revenue
Products	$1,192	$1,047	$926	**	$—	$3,165
Services	450	632	224	**	—	1,306
Intersegment	13	21	13	—	(47)	—
Total	$1,655	$1,700	$1,163	$—	$(47)	$4,471

Cost of revenue
Products	$898	$789	$560	**	$40	$2,287
Services	375	484	168	**	(9)	1,018
Intersegment	13	21	13	—	(47)	—
Total	$1,286	$1,294	$741	$—	$(16)	$3,305
_______________
**    AR is a reportable segment established during the quarter ended September 29, 2023, which consists of operations of AJRD. As such, there is no comparable prior year information.
Products revenue. Products revenue increased $434 million, primarily from the inclusion of $357 million of products revenue from AR.
Cost of product revenue. Cost of product revenue increased $307 million, primarily from the inclusion of $266 million of cost of product revenue from AR.
Services revenue. Services revenue increased $306 million, from the inclusion of $185 million of services revenue from AR, as well as increases of $76 million at SAS and $49 million at CS.
Cost of services revenue. Cost of services revenue increased $251 million, primarily from the inclusion of $144 million of cost of services revenue from AR and increases of $53 million and $48 million in costs of services revenue at CS and SAS, respectively.
_____________________________________________________________________

General and Administrative Expenses (“G&A”)
G&A expenses were as follows:

	Quarter Ended
(In millions)	March 29, 2024	March 31, 2023

Amortization of acquisition-related intangibles	$(197)	$(142)
Company-sponsored R&D costs	(114)	(114)
Merger, acquisition, and divestiture-related expenses	(40)	(50)
LHX NeXt implementation costs(1)	(127)	(13)
Selling and marketing	(113)	(113)
Other G&A expenses(2)	(379)	(341)
Total G&A expenses	$(970)	$(773)
_______________
(1)Costs associated with transforming multiple functions, systems and processes to increase agility and competitiveness, including third-party consulting, workforce optimization and incremental information technology (“IT”) expenses for implementation of new systems.
(2)Other G&A expenses primarily include unallocated corporate expenses and segment G&A expenses.
For the quarter ended March 29, 2024, total G&A expenses increased due to an increase in LHX NeXt implementation costs. LHX NeXt implementation costs included $64 million related to employee severance charges and $63 million for third-party consulting expenses, incremental IT expenses for implementation of new systems and other charges. For more detail on our LHX NeXt initiative see the “Operating Environment, Strategic Priorities and Key Performance Measures” section in the MD&A in our Fiscal 2023 Form 10-K.
Total G&A expenses were also impacted by increases in amortization of acquisition-related intangibles and an increase in Other G&A expenses as described below.
For the quarter ended March 29, 2024, the increase in other G&A expenses of $38 million is attributable to the inclusion of approximately $42 million of other G&A expenses in our AR segment and an increase of $5 million in our CS segment, partially offset by decreases of $11 million and $11 million in our IMS and SAS segments, respectively. The remaining amount is attributable to an increase in corporate other G&A expenses.
Non-service FAS pension income and other, net
Non-service FAS pension income and other, net was as follows:

	Quarter Ended
(In millions)	March 29, 2024	March 31, 2023

Non-service FAS pension income(1)	$80	$77
Other, net(2)	8	5
Non-service FAS pension income and other, net	$88	$82
_______________
(1)Includes interest cost, expected return on plan assets, amortization of net actuarial gain, and amortization of prior service credit under our pension and OPEB plan. See Note H: Retirement Benefits in the Notes for more information on the composition of non-service cost components of FAS pension and OPEB income and expense.
(2)Other, net primarily includes changes in the market value of our rabbi trust assets, gains and losses on our equity investments in nonconsolidated affiliates and royalty income.
Interest Expense, net
Interest expense, net increased for the quarter ended March 29, 2024 compared with the quarter ended March 31, 2023 primarily due to interest expense of approximately $44 million on the AJRD Notes and an increase of $32 million on outstanding notes under the CP Program. See Note G: Debt and Credit Arrangements in the Notes for further information.
Income Taxes
During interim periods, we estimate our worldwide forecasted full-year effective tax rate and apply that rate to year-to-date ordinary income in order to compute the year-to-date income tax provision. Although most items will be considered part of the forecasted full-year effective tax rate, there are a number of specific exceptions that are instead required to be recorded in the interim period in which they occur; such as certain changes in uncertain tax positions, the accrual of interest and penalties, changes in tax laws or rates, and other items as prescribed by GAAP. As a result, there may be quarterly fluctuations in our effective tax rate and the results for the interim periods are not necessarily indicative of the results to be expected for the full year or future periods.
_____________________________________________________________________

Our effective tax rate was 1.7% for the quarter ended March 29, 2024 compared with 9.1% for the quarter ended March 31, 2023. The effective tax rate for quarter ended March 29, 2024 was lower than the quarter ended March 31, 2023 primarily due to additional resolutions of specific audit uncertainties in the quarter ended March 29, 2024, incremental R&D credits attributable to the recently acquired AJRD and an increase in favorable impacts of excess tax benefits related to equity-based compensation. The rates for both periods benefited from FDII deductions.
Net Income
The decrease in net income for the quarter ended March 29, 2024 compared with the quarter ended March 31, 2023 was due to the combined effects of reasons noted in the sections above, primarily increases in LHX NeXt implementation costs, amortization of acquisition-related intangibles and interest expense.
Diluted EPS
Diluted EPS for the quarter ended March 29, 2024 decreased compared with the quarter ended March 31, 2023 due to lower net income.
Discussion of Business Segment Results of Operations
SAS Segment

	Quarter Ended
	March 29, 2024	March 31, 2023	% Inc/(Dec)

Revenue	$1,751	$1,655	6%
Operating income	216	187	16%
Operating income as a percentage of revenue (“operating margin”)	12.3%	11.3%
The increase in SAS segment revenue for the quarter ended March 29, 2024 compared with the quarter ended March 31, 2023 was primarily due to higher revenues of $59 million and $26 million in Space Systems and Intel and Cyber, respectively, from program growth.
The increase in SAS segment operating income for the quarter ended March 29, 2024 compared with the quarter ended March 31, 2023 was primarily from improved program performance and $12 million of net favorable program matters in Space Systems.
IMS Segment

	Quarter Ended
(Dollars in millions)	March 29, 2024	March 31, 2023	% Inc/(Dec)

Revenue	$1,669	$1,700	(2)%
Operating income	190	185	3%
Operating margin	11.4%	10.9%
The decrease in IMS segment revenue for the quarter ended March 29, 2024 compared with the quarter ended March 31, 2023 was primarily due to lower revenues of $22 million in ISR and GOS from aircraft programs, including aircraft procurement in ISR. Revenue was also impacted by lower revenue in Maritime from timing on domestic programs.
The increase in IMS segment operating income for the quarter ended March 29, 2024 compared with the quarter ended March 31, 2023 was primarily due to improved program performance and favorable mix in ISR, partially offset by lower product volumes in GOS.
_____________________________________________________________________

CS Segment

	Quarter Ended
(Dollars in millions)	March 29, 2024	March 31, 2023	% Inc/(Dec)

Revenue	$1,294	$1,163	11%
Operating income	310	266	17%
Operating margin	24.0%	22.9%
The increase in CS segment revenue for the quarter ended March 29, 2024 compared with the quarter ended March 31, 2023 was primarily due to higher revenues of $51 million in Tactical Communications associated with an increase in DoD sales, $47 million in Integrated Vision Solutions from higher volumes and improved program performance and $34 million in Broadband Communications from higher volumes.
The increase in CS segment operating income for the quarter ended March 29, 2024 compared with the quarter ended March 31, 2023 was primarily due to higher volumes and improved program performance in Integrated Vision Solutions, partially offset by the unfavorable mix of higher DoD sales in Tactical Communications.
AR Segment

	Quarter Ended
(Dollars in millions)	March 29, 2024	March 31, 2023	% Inc/(Dec)

Revenue	$542	**	*
Operating income	72	**	*
Operating margin	13.3%	**
_______________
**    AR is a reportable segment established during the quarter ended September 29, 2023, which consists of operations of AJRD. As such, there is no comparable prior year information.
* Not meaningful
Results were driven by program performance across both the Missile Solutions and Space Propulsion and Power Systems sectors in the quarter ended March 29, 2024.
Operating income was impacted by cost synergies recognized in the quarter ended March 29, 2024.
Unallocated Corporate Expenses

	Quarter Ended
(Dollars in millions)	March 29, 2024	March 31, 2023

Total unallocated corporate expenses	$(410)	$(245)
Total unallocated corporate expenses include the portion of corporate costs not included in management’s evaluation of segment operating performance. Unallocated corporate expenses increased $165 million in the quarter ended March 29, 2024 compared with the quarter ended March 31, 2023, primarily due to an increase of $114 million from LHX NeXt implementation costs, as discussed in the “Results of Operations” section of this MD&A under the “General and Administrative Expenses” heading, and an increase of $52 million in amortization of acquisition-related intangibles.
_____________________________________________________________________

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Quarter Ended
(In millions)	March 29, 2024	March 31, 2023

Cash and cash equivalents, beginning of period	$560	$880
Operating Activities:
Net income	285	339
Non-cash adjustments	233	144
Changes in working capital	(497)	(120)
Other, net	(125)	(13)
Net cash (used in) provided by operating activities	(104)	350
Net cash used in investing activities	(116)	(2,048)
Net cash provided by financing activities	144	1,361
Effect of exchange rate changes on cash and cash equivalents	(7)	2
Net decrease in cash and cash equivalents	(83)	(335)
Cash and cash equivalents, end of period	$477	$545
Net cash (used in) provided by operating activities
The $104 million net cash used in operating activities in the quarter ended March 29, 2024 compared with $350 million net cash provided by operating activities in the quarter ended March 31, 2023 was primarily due to $377 million more cash used to fund net working capital (i.e., receivables, contract assets, inventories, accounts payable and contract liabilities), primarily due to timing, and a $128 million increase in payments of interest on outstanding variable and fixed-rate debt, partially offset by an increase in net income excluding the impact of non-cash adjustments.
Net cash used in investing activities
The $1,932 million decrease in net cash used in investing activities in the quarter ended March 29, 2024 compared with the quarter ended March 31, 2023 was primarily due to the $1,973 million cash used for the acquisitions of Viasat, Inc.’s Tactical Data Links in the first quarter of fiscal 2023.
Net cash provided by financing activities
The $1,217 million decrease in net cash provided by financing activities in the quarter ended March 29, 2024 compared with the quarter ended March 31, 2023 was primarily due to $2.25 billion in repayments of borrowings on our Term Loan 2025, partially offset by $601 million of net proceeds from issuances of commercial paper and a decrease in cash used to repurchase our common stock under our share repurchase program of $163 million. See Note G: Debt and Credit Arrangements in the Notes for further information.
Cash and cash equivalents
At March 29, 2024, we had cash and cash equivalents of $477 million, which includes $268 million held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
Capital Structure and Resources
Described below are significant changes to our credit arrangements and debt during the quarter ended March 29, 2024.
Credit Arrangements and CP Program
Credit Agreements. On January 26, 2024, we replaced the 2023 Credit Agreement with the 2024 Credit Agreement. At March 29, 2024, we had no outstanding borrowings under either our 2024 Credit Agreement or our 2022 Credit Agreement, had available borrowing capacity of $1.3 billion, net of outstanding CP Program borrowings, and were in compliance with all covenants under both aforementioned credit agreements.
_____________________________________________________________________

Commercial Paper Programs. Under the CP Program, we may issue unsecured commercial paper notes up to a maximum aggregate amount of $3.0 billion. Subject to notice and certain other requirements of the CP Program, we may increase the aggregate amount available for issuance up to $3.5 billion. From time to time, we use borrowings under the CP Program for general corporate purposes, including the funding of acquisitions, debt refinancing, dividend payments and repurchases of our common stock.
During the quarter ended March 29, 2024, we had a maximum outstanding balance of $2.7 billion and a daily average outstanding balance of $2.3 billion under our CP Program. We expect balances under the CP Program to remain elevated as compared to historical norms through fiscal 2025. For further information about our Credit Agreements and CP Program, see Note G: Debt and Credit Arrangements in the Notes.
Debt
At March 29, 2024, we had $11.5 billion of outstanding long-term debt, net, including the current portion of long-term debt, net and financing lease obligations, the majority of which we incurred in connection with merger and acquisition activity.
Debt Refinancing. During the quarter ended March 29, 2024, we closed the issuance and sale of $2.25 billion aggregate principal amount of the 2024 Notes. These notes were used to repay the entire outstanding $2.25 billion drawn on Term Loan 2025. For further information about our long-term debt, see Note G: Debt and Credit Arrangements in the Notes and Note 8: Debt and Credit Arrangements in our Fiscal 2023 Form 10-K.
Liquidity Assessment
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity for the next twelve months and in the longer term, although, we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt. See Part I: Item 1A. Risk Factors in our Fiscal 2023 Form 10-K.
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, availability under our senior unsecured credit facilities and our CP Program and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures and repayments of our debt securities at maturity for the next twelve months and the reasonably foreseeable future thereafter. Our total additions of property, plant and equipment net of proceeds from the sale of property, plant and equipment for fiscal 2024 are expected to be approximately 2% of revenue. Other than operating expenses, cash uses for fiscal 2024 are expected to consist primarily of additions of property, plant and equipment, dividend payments, debt repayments, LHX NeXt implementation costs and repurchases under our share repurchase program. See “Capital Structure and Resources” and “Commercial Commitments” in Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Form 10-K for further information regarding our cash requirements.
Funding of Pension Plans
With respect to our U.S. qualified defined benefit pension plans, we intend to contribute annually no less than the required minimum funding thresholds. We do not expect to make material contributions to these plans in fiscal 2024.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net defined benefit plan assets of $135 million as of March 29, 2024. See Note 9: Retirement Benefits in our Fiscal 2023 Form 10-K and Note H: Retirement Benefits in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the quarter ended March 29, 2024, we used $233 million to repurchase 1.1 million shares of our common stock under our share repurchase program at an average price per share of $213.33, including commissions of $0.02 per share. During the quarter ended March 29, 2024, $20 million in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
At March 29, 2024, we had a remaining unused authorization under our repurchase program of $3.7 billion. See Liquidity, Capital Resources and Financial Strategies in our Fiscal 2023 Form 10-K and Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Report for further information regarding common stock repurchases.
_____________________________________________________________________

Dividends
On February 23, 2024, we announced that our Board of Directors (“Board”) increased the quarterly per share cash dividend rate on our common stock from $1.14 to $1.16, commencing with the dividend declared by our Board for the first quarter of fiscal 2024, for an annualized per share cash dividend rate of $4.64. See item 5. Market for registrant’s common equity, related stockholder matters and issuer repurchases of equity securities in our Fiscal 2023 Form 10-K for further information regarding our dividends.
Material Cash Requirements and Commercial Commitments
The amounts disclosed in our Fiscal 2023 Form 10-K include our material cash requirements and commercial commitments. Except for the level of indebtedness under our CP Program and the establishment of our new 2024 Credit Facility, there were no material changes to our material cash requirements from contractual cash obligations to repay debt, to purchase goods and services or to make payments under operating leases or our commercial commitments; or in our contingent liabilities on outstanding surety bonds, standby letters of credit agreements or other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers as disclosed in our Fiscal 2023 Form 10-K. Further information about our Credit Agreements and CP Program can be found in “Capital Structure and Resources” in this MD&A and Note G: Debt and Credit Arrangements in the Notes.
There can be no assurance that our business will continue to generate cash flows at current levels or that the cost or availability of future borrowings, if any, under our CP Program, credit facilities, term loan or in the debt markets will not be impacted by any potential future credit or capital markets disruptions. If we are unable to maintain cash balances, generate cash flow from operations, borrow under our CP Program or increase the aggregate amount available under our CP Program, our credit facilities or term loan sufficient to service our obligations, we may be required to reduce capital expenditures, reduce or terminate our share repurchases, obtain additional financing or sell assets. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions affecting the defense, government and other markets we serve and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the critical accounting estimates disclosed in “Critical Accounting Estimates” in Part II: Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Form 10-K, except, as set forth below.
Goodwill
We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment or when we reorganize our reporting structure such that the composition of one or more of our reporting units is affected.
Fiscal 2024 Impairment Tests. Effective in fiscal 2024, to better align our businesses, we adjusted our IMS segment by realigning our EO and Maritime sectors, which are also reporting units, splitting EO into two sectors, GOS and DE, and moving one EO business to the Maritime sector. GOS and DE represent one reporting unit. Immediately before and after the realignment, we performed a quantitative impairment assessment under our former and new reporting unit structure. These assessments indicated no impairment existed either before or after the realignment. See Note E: Goodwill and Other Intangible Assets in the Notes for more information.
Impact of Recently Issued Accounting Pronouncements
There have been no new accounting pronouncements which became effective during quarter ended March 29, 2024 that have had a material impact on our Condensed Consolidated Financial Statements.
_____________________________________________________________________

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that may not materialize or prove correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies or litigation; environmental remediation cost estimates; the potential level of share repurchases, dividends or pension contributions; potential divestitures and the timing thereof; the integration of our acquisitions; the value of contract awards and programs; expected revenue; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “could,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of filing of this Report and are not guarantees of future performance or actual results. Factors that might cause our results to differ materially from those expressed in or implied by these forward-looking statements, from our current expectations or projections or from our historical results include, but are not limited to, those discussed in Part I: Item 1A. Risk Factors in our Fiscal 2023 Form 10-K and in Part II. Item 1A. Risk Factors of this Report. All forward-looking statements are qualified by, and should be read in conjunction with, those risk factors. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements, whether as a result of new information, future events or developments or otherwise, after the date of filing of this Report or, in the case of any document incorporated by reference, the date of that document.
The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections. Other factors besides those listed here also could adversely affect us. See Part I: Item 1A. Risk Factors in our Fiscal 2023 Form 10-K and Part II. Item 1A. Risk Factors of this Report for more information regarding factors that might cause our results to differ materially from those expressed in or implied by the forward-looking statements contained in this Report.
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
•With our acquisition of AJRD, there is risk of the release, unplanned ignition, explosion, or improper handling of dangerous materials used in our business, which could disrupt our operations and adversely affect our financial results.
•Failure to achieve the expected results of LHX NeXt could adversely affect our future financial condition and results of operations.
•Our level of indebtedness and our ability to make payments on or service our indebtedness and our unfunded defined benefit plans’ liability may materially adversely affect our financial and operating activities or our ability to incur additional debt.
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
In the normal course of business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates and market return fluctuations on our defined benefit plans. Other than the debt refinanced as discussed in the Liquidity and Capital Resources section of Part I: Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations above, there were no material changes during the quarter ended March 29, 2024, with respect to the information appearing in Part II: Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2023 Form 10-K.
_____________________________________________________________________

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures. As required by Rule 13a-15 under the Exchange Act, as of March 29, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and our CFO. Based on this work and other evaluation procedures, our management, including our CEO and CFO, has concluded that as of March 29, 2024, our disclosure controls and procedures were effective.
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
We completed our integration of the Tactical Data Links product line into the existing CS segment systems and processes from an ICFR perspective during the quarter ended March 29, 2024. As part of our acquisition of AJRD, we are in the process of incorporating our controls and procedures with respect to AJRD’s operations, and we will include internal controls with respect to AJRD’s operations in our assessment of the effectiveness of our ICFR as of the end of fiscal 2024. Other than changes related to incorporating our controls and procedures with respect to AJRD operations, there have been no changes in our ICFR that occurred during the quarter ended March 29, 2024 that have materially affected, or are reasonably likely to materially affect, our ICFR.
_____________________________________________________________________

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
See Note Q: Legal Proceedings and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Part I: Item 3. Legal Proceedings in our Fiscal 2023 Form 10-K.

ITEM 1A.	RISK FACTORS.
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth in Part I: Item 1A. Risk Factors in our Fiscal 2023 Form 10-K. There have been no material changes to the risk factors disclosed in our Fiscal 2023 Form 10-K. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flows and equity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended March 29, 2024:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)

Month No. 1
(December 30, 2023 - January 26, 2024)
Repurchase program(1)	—	$—	—	$3,935
Employee transactions(2)	1,690	$204.54	—	—
Month No. 2
(January 27, 2024 - February 23, 2024)
Repurchase program(1)	75,000	$212.80	75,000	$3,919
Employee transactions(2)	1,967	$209.80	—	—
Month No. 3
(February 24, 2024 - March 29, 2024)
Repurchase program(1)	1,015,000	$213.35	1,015,000	$3,702
Employee transactions(2)	90,897	$211.92	—	—
Total	1,184,554		1,090,000	$3,702
_______________
* Periods represent our fiscal months.
(1) On October 21, 2022, we announced that our Board approved a $3.0 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of $1.5 billion at that time. Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof. As of March 29, 2024, the remaining unused authorization under our repurchase programs was $3.7 billion (as reflected in the table above).
(2) Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance units or restricted units that vested during the quarter. Our stock incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
Sales of Unregistered Equity Securities
During the quarter ended March 29, 2024, we did not issue or sell any unregistered equity securities.
_____________________________________________________________________

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
The following table includes the material terms (other than with respect to the price) of each 10b5-1 Plan adopted or terminated by our executive officers and directors during the quarter ended March 29, 2024:

Name and title	Date of adoption of 10b5-1 Plan(1)	Date of termination of 10b5-1 Plan	Scheduled expiration date of 10b5-1 Plan(2)	Aggregate number of shares of common stock to be purchased or sold(3)

Christopher E. Kubasik Chair and CEO	February 21, 2024	N/A	June 13, 2024	Up to 76,190 shares underlying options expiring in 2026
Scott T. Mikuen Senior Vice President, General Counsel and Secretary	March 13, 2024	N/A	September 4, 2024	Up to 26,414 shares, including 15,887 shares underlying options expiring in 2027
Sean Stackley Senior Vice President, Strategy, Growth & Technology	March 13, 2024	N/A	September 13, 2024	Up to 6,708 shares
_______________
(1) Transactions under each Rule 10b5-1 Plan commence no earlier than 90 days after adoption, or such later date as required by Rule 10b5-1.
(2) Each Rule 10b5-1 Plan may expire on such earlier date as all transactions are completed.
(3) Each Rule 10b5-1 Plan provides for shares to be sold on multiple predetermined dates.

ITEM 6.	EXHIBITS.
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC
(4.1)    Form of 5.050% Global Note due 2029, incorporated herein by reference to Exhibit 4.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 14, 2024. (Commission File Number 1-3863)
(4.2)    Form of 5.250% Global Note due 2031, incorporated herein by reference to Exhibit 4.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 14, 2024. (Commission File Number 1-3863)
(4.3)    Form of 5.350% Global Note due 2034, incorporated herein by reference to Exhibit 4.3 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 14, 2024. (Commission File Number 1-3863)
_____________________________________________________________________

**(10.1)     L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2024), incorporated herein by reference to Exhibit 10(h) to L3Harris Technologies, Inc.’s Annual Report on Form 10-K filed with the SEC on February 16, 2024. (Commission File Number 1-3863)
*(10.2)    364-Day Credit Agreement, dated January 26, 2024, by and among L3Harris Technologies, Inc. and the other parties thereto.
**(10.3) Letter Agreement with Christopher E. Kubasik, dated as of February 23, 2024, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on February 23, 2024. (Commission File Number 1-3863)
**(10.4)     L3Harris Technologies, Inc. Performance Unit Award Agreement Terms and Conditions (As of February 13, 2024).
**(10.5)     L3Harris Technologies, Inc. Stock Option Award Agreement Terms and Conditions (As of February 13, 2024).
**(10.6)     L3Harris Technologies, Inc. Restricted Unit Award Agreement Terms and Conditions (As of February 13, 2024).
(15)    Letter Regarding Unaudited Interim Financial Information.
(31.1)    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)    Section 1350 Certification of Chief Executive Officer.
(32.2)    Section 1350 Certification of Chief Financial Officer.
(101) The financial information from L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.
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

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: April 26, 2024	By:	/s/ KENNETH L. BEDINGFIELD
Kenneth L. Bedingfield
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
_____________________________________________________________________