Form 10-Q
period 2024-06-28
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2024-07-26
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of July 19, 2024 was 189,705,190.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended June 28, 2024
This Quarterly Report on Form 10-Q (this “Report”) contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

_____________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended		Two Quarters Ended
(In millions, except per share amounts)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023

Revenue	$5,299	$4,693	$10,510	$9,164
Cost of revenue	(3,939)	(3,506)	(7,802)	(6,811)
General and administrative expenses	(884)	(787)	(1,854)	(1,560)
Operating income	476	400	854	793
Non-service FAS pension income and other, net(1)	86	83	174	165
Interest expense, net	(172)	(111)	(348)	(213)
Income before income taxes	390	372	680	745
Income taxes	(23)	(21)	(28)	(55)
Net income	367	351	652	690
Noncontrolling interests, net of income taxes	(1)	(2)	(3)	(4)
Net income attributable to L3Harris Technologies, Inc.	$366	$349	$649	$686

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic	$1.93	$1.84	$3.42	$3.61
Diluted	$1.92	$1.83	$3.40	$3.60

Basic weighted-average common shares outstanding	189.7	189.2	189.8	189.7
Diluted weighted-average common shares outstanding	190.6	190.1	190.8	190.7
_______________
(1)“FAS” is defined as Financial Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Two Quarters Ended
(In millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023

Net income	$367	$351	$652	$690
Other comprehensive income (loss):
Foreign currency translation income (loss), net of income taxes	5	28	(21)	35
Net unrealized income (loss) on hedging derivatives, net of income taxes	—	4	(3)	9
Net unrecognized gains on postretirement obligations, net of income taxes	3	—	3	—
Other comprehensive income (loss) recognized during the period	8	32	(21)	44
Reclassification adjustments for gains included in net income	(8)	(7)	(15)	(19)
Other comprehensive income (loss), net of income taxes	—	25	(36)	25
Total comprehensive income	367	376	616	715
Comprehensive income attributable to noncontrolling interest	(1)	(2)	(3)	(4)
Total comprehensive income attributable to L3Harris Technologies, Inc.	$366	$374	$613	$711
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Two Quarters Ended
(In millions)	June 28, 2024	June 30, 2023

Operating Activities
Net income	$652	$690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	639	506
Share-based compensation	53	45
Share-based matching contributions under defined contribution plans	142	121
Pension and other postretirement benefit plan income	(143)	(141)
Deferred income taxes	(247)	(243)
(Increase) decrease in:
Receivables, net	(25)	(105)
Contract assets	(165)	(159)
Inventories	6	(99)
Other current assets	(26)	(67)
Increase (decrease) in:
Accounts payable	(200)	23
Contract liabilities	(138)	220
Compensation and benefits	(101)	(10)
Other accrued items	85	(3)
Income taxes	211	10
Other operating activities	(93)	(24)
Net cash provided by operating activities	650	764
Investing Activities
Net cash paid for acquired businesses	—	(1,973)
Additions to property, plant and equipment	(212)	(164)
Proceeds from sales of asset groups and businesses, net	158	71
Other investing activities	(4)	(8)
Net cash used in investing activities	(58)	(2,074)
Financing Activities
Proceeds from borrowings, net of issuance cost	2,241	2,249
Repayments of borrowings	(2,607)	(1,060)
Change in commercial paper, maturities under 90 days, net	497	524
Proceeds from commercial paper, maturities over 90 days	688	55
Repayments of commercial paper, maturities over 90 days	(685)	—
Repurchases of common stock	(322)	(518)
Dividends paid	(445)	(436)
Other financing activities	33	(20)
Net cash (used in) provided by financing activities	(600)	794
Effect of exchange rate changes on cash and cash equivalents	(5)	2
Net decrease in cash and cash equivalents	(13)	(514)
Cash and cash equivalents, beginning of period	560	880
Cash and cash equivalents, end of period	$547	$366
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except shares)	June 28, 2024	December 29, 2023

Assets
Current assets
Cash and cash equivalents	$547	$560
Receivables, net of allowances for collection losses of $19 and $15, respectively	1,230	1,230
Contract assets	3,209	3,196
Inventories	1,432	1,472
Other current assets	502	491
Assets of business held for sale	1,127	1,106
Total current assets	8,047	8,055
Non-current assets
Property, plant and equipment, net	2,800	2,862
Goodwill	20,367	19,979
Other intangible assets, net	8,080	8,540
Deferred income taxes	134	91
Other non-current assets	2,229	2,160
Total assets	$41,657	$41,687

Liabilities and equity
Current liabilities
Short-term debt	$2,102	$1,602
Current portion of long-term debt, net	617	363
Accounts payable	1,896	2,106
Contract liabilities	1,889	1,900
Compensation and benefits	445	544
Other accrued items	1,515	1,129
Income taxes payable	274	88
Liabilities of business held for sale	243	272
Total current liabilities	8,981	8,004
Non-current liabilities
Long-term debt, net	10,533	11,160
Deferred income taxes	443	815
Other long-term liabilities	2,796	2,879
Total liabilities	22,753	22,858
Equity
Shareholders’ Equity:
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 189,779,216 and 189,808,581 shares at June 28, 2024 and December 29, 2023, respectively	190	190
Paid-in capital	15,516	15,553
Retained earnings	3,368	3,220
Accumulated other comprehensive loss	(234)	(198)
Total shareholders’ equity	18,840	18,765
Noncontrolling interests	64	64
Total equity	18,904	18,829
Total liabilities and equity	$41,657	$41,687
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

Balance at March 29, 2024	$189	$15,472	$3,239	$(234)	$64	$18,730
Net income	—	—	366	—	1	367
Shares issued under stock incentive plans	1	27	—	—	—	28
Shares issued under defined contribution plans	1	71	—	—	—	72
Share-based compensation expense	—	27	—	—	—	27
Tax withholding payments on share-based awards	—	(7)	—	—	—	(7)
Repurchases and retirement of common stock	(1)	(73)	(15)	—	—	(89)
Cash dividends ($1.16 per share)	—	—	(221)	—	—	(221)
Other	—	(1)	(1)	—	(1)	(3)
Balance at June 28, 2024	$190	$15,516	$3,368	$(234)	$64	$18,904

Balance as of March 31, 2023	$189	$15,407	$2,998	$(288)	$102	$18,408
Net income	—	—	349	—	2	351
Other comprehensive income, net of income taxes	—	—	—	25	—	25
Shares issued under stock incentive plans	—	2	—	—	—	2
Shares issued under defined contribution plans	1	63	—	—	—	64
Share-based compensation expense	—	22	—	—	—	22
Tax withholding payments on share-based awards	—	(2)	—	—	—	(2)
Repurchases and retirement of common stock	(1)	(101)	(20)	—	—	(122)
Cash dividends ($1.14 per share)	—	—	(216)	—	—	(216)
Other	—	—	—	—	(1)	(1)
Balance as of June 30, 2023	$189	$15,391	$3,111	$(263)	$103	$18,531
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

(In millions, except per share amounts)	Common Stock	Other Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Non-controlling Interests	Total Equity

Balance at December 29, 2023	$190	$15,553	$3,220	$(198)	$64	$18,829
Net income	—	—	649	—	3	652
Other comprehensive loss, net of income taxes	—	—	—	(36)	—	(36)
Shares issued under stock incentive plans	1	62	—	—	—	63
Shares issued under defined contribution plans	1	141	—	—	—	142
Share-based compensation expense	—	53	—	—	—	53
Tax withholding payments on share-based awards	—	(27)	—	—	—	(27)
Repurchases and retirement of common stock	(2)	(265)	(55)	—	—	(322)
Cash dividends ($2.32 per share)	—	—	(445)	—	—	(445)
Other	—	(1)	(1)	—	(3)	(5)
Balance at June 28, 2024	$190	$15,516	$3,368	$(234)	$64	$18,904

Balance as of December 30, 2022	$191	$15,677	$2,943	$(288)	$101	$18,624
Net income	—	—	686	—	4	690
Other comprehensive income, net of income taxes	—	—	—	25	—	25
Shares issued under stock incentive plans	—	13	—	—	—	13
Shares issued under defined contribution plans	1	120	—	—	—	121
Share-based compensation expense	—	45	—	—	—	45
Tax withholding payments on share-based awards	—	(28)	—	—	—	(28)
Repurchases and retirement of common stock	(3)	(433)	(82)	—	—	(518)
Cash dividends ($2.28 per share)	—	—	(436)	—	—	(436)
Other	—	(3)	—	—	(2)	(5)
Balance as of June 30, 2023	$189	$15,391	$3,111	$(263)	$103	$18,531
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
In the opinion of management, these interim financial statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, cash flows and equity for the periods presented therein. The balance sheet at December 29, 2023 has been derived from our audited financial statements, but does not include all of the information and footnotes required by GAAP for annual financial statements. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 29, 2023 (our “Fiscal 2023 Form 10-K”).
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
Recently Issued Accounting Pronouncements
Information on recently issued accounting pronouncements can be found in our Form 10-Q for the quarter ended March 29, 2024.
NOTE B: EARNINGS PER SHARE (“EPS”)
EPS is net income attributable to L3Harris common shareholders divided by either our weighted average number of basic or diluted shares outstanding. Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards.
The weighted-average number of common shares outstanding used to compute basic and diluted EPS were as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023

Basic weighted-average common shares outstanding	189.7	189.2	189.8	189.7
Impact of dilutive share-based awards	0.9	0.9	1.0	1.0
Diluted weighted-average common shares outstanding	190.6	190.1	190.8	190.7
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Diluted EPS excludes the antidilutive impact of 0.9 million and 1.7 million weighted-average share-based awards outstanding for the quarter and two quarters ended June 28, 2024, respectively, and 0.8 million and 2.0 million weighted-average share-based awards outstanding for the quarter and two quarters ended June 30, 2023, respectively.
NOTE C: CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets mainly represent unbilled amounts typically resulting from revenue recognized exceeding amounts billed to customers for contracts utilizing the percentage of completion (“POC”) cost-to-cost revenue recognition method. Contract assets become receivables as we bill customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries and, in certain arrangements, the customer may withhold payment of a small portion of the contract price until contract completion. Contract liabilities include advance payments and billings in excess of revenue recognized, including deferred revenue associated with extended product warranties. Contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period.
Contract assets and contract liabilities are summarized below:

(In millions)	June 28, 2024	December 29, 2023

Contract assets	$3,209	$3,196
Contract liabilities, current	(1,889)	(1,900)
Contract liabilities, non-current(1)	(83)	(94)
Net contract assets	$1,237	$1,202
_______________
(1)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet.
There were no significant credit or impairment losses related to our contract assets during the quarter and two quarters ended June 28, 2024 or the quarter and two quarters ended June 30, 2023. Revenue recognized related to contract liabilities that were outstanding at the end of the respective prior fiscal year were $353 million and $1,048 million for the quarter and two quarters ended June 28, 2024, respectively, and $295 million and $898 million for the quarter and two quarters ended June 30, 2023, respectively.
NOTE D: INVENTORIES
Inventories are summarized below:

(In millions)	June 28, 2024	December 29, 2023

Finished products	$288	$217
Work in process	383	427
Materials and supplies	761	828
Inventories	$1,432	$1,472
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE E: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
The assignment of goodwill and changes in the carrying amount of goodwill, by business segment, were as follows:

(In millions)	SAS	IMS	CS	AR	Total

Balance at December 29, 2023	$6,110	$6,564	$4,940	$2,365	$19,979
Goodwill from AJRD acquisition(1)	—	—	—	496	496
Impairment of goodwill	(14)	—	—	—	(14)
Goodwill decrease from divestitures	(79)	—	—	—	(79)
Currency translation adjustments	(4)	(10)	(1)	—	(15)
Balance at June 28, 2024	$6,013	$6,554	$4,939	$2,861	$20,367
_______________
(1)Represents the effect of measurement period adjustments associated with the acquisition of Aerojet Rocketdyne Holdings, Inc. (“AJRD”) during the two quarters ended June 28, 2024. See Note O: Acquisitions and Divestitures in these Notes for further information.
At June 28, 2024 and December 29, 2023, accumulated goodwill impairment losses totaled $80 million, $1,126 million and $355 million at our Space & Airborne Systems (“SAS”), Integrated Mission Systems (“IMS”) and Communication System (“CS”) segments, respectively. There are no accumulated impairments for our Aerojet Rocketdyne (“AR”) segment.
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
Allocation of Goodwill in Divestiture. As described in more detail in Note O: Acquisitions and Divestitures, during the quarter ended June 28, 2024, we completed the divestiture of our antenna and related business (“Antenna Disposal Group”). As the Antenna Disposal Group represents the disposal of a portion of the SAS reporting unit, which is also the SAS segment, we assigned $93 million of goodwill to the Antenna Disposal Group on a relative fair value basis during the quarter ended June 28, 2024. We performed a quantitative impairment assessment on goodwill assigned to the Antenna Disposal Group and a qualitative impairment assessment on the goodwill assigned to the retained businesses of the reporting unit. As a result of these tests, we determined that the fair value of the Antenna Disposal Group was below its carrying value and accordingly recorded a non-cash charge for impairment of $14 million included in the “General and administrative expenses” line item in our Condensed Consolidated Statement of Operations for the quarter and two quarters ended June 28, 2024.
Other Intangible Assets
Other identifiable intangible assets, net are summarized below:

	June 28, 2024			December 29, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$8,843	$(3,095)	$5,748	$8,892	$(2,733)	$6,159
Developed technologies	851	(450)	401	856	(413)	443
Trade names — divisions	185	(57)	128	185	(50)	135
Other, including contract backlog	2	(2)	—	4	(4)	—
Total finite-lived identifiable intangible assets	9,881	(3,604)	6,277	9,937	(3,200)	6,737
Trade names — corporate	1,803	—	1,803	1,803	—	1,803
Total identifiable intangible assets, net	$11,684	$(3,604)	$8,080	$11,740	$(3,200)	$8,540

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
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense for identifiable finite-lived intangible assets was $215 million and $432 million for the quarter and two quarters ended June 28, 2024, respectively, and $173 million and $338 million for the quarter and two quarters ended June 30, 2023, respectively.
Future estimated amortization expense for identifiable intangible assets is as follows:

(In millions)

Next 12 months	$826
Months 13-24	758
Months 25-36	590
Months 37-48	552
Months 49-60	451
Thereafter	3,100
Total	$6,277
NOTE F: INCOME TAXES
Our effective tax rate (“ETR”) was 5.9% and 4.1% for the quarter and two quarters ended June 28, 2024, respectively, and 5.6% and 7.4% for the quarter and two quarters ended June 30, 2023, respectively. The ETR for all periods benefited from research and development (“R&D”) credits, tax deductions for foreign derived intangible income (“FDII”), the resolution of specific audit uncertainties and excess tax benefits related to share-based compensation.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE G: DEBT AND CREDIT ARRANGEMENTS
Long-Term Debt
Long-term debt, net is summarized below:

(In millions)	June 28, 2024	December 29, 2023

Variable-rate debt:
Term loan, due November 21, 2025 (“Term Loan 2025”)	$—	$2,250

Fixed-rate debt:
3.95% notes, due May 28, 2024 (“3.95% 2024 Notes”)	—	350
3.832% notes, due April 27, 2025	600	600
7.00% debentures, due January 15, 2026	100	100
3.85% notes, due December 15, 2026	550	550
5.40% notes, due January 15, 2027 (“5.4% 2027 Notes”)	1,250	1,250
6.35% debentures, due February 1, 2028	26	26
4.40% notes, due June 15, 2028	1,850	1,850
5.05% notes, due June 1, 2029 (“5.05% 2029 Notes”)	750	—
2.90% notes, due December 15, 2029	400	400
1.80% notes, due January 15, 2031	650	650
5.25% notes, due June 1, 2031 (“5.25% 2031 Notes”)	750	—
5.40% notes, due July 31, 2033 (“5.4% 2033 Notes”)	1,500	1,500
5.35% notes, due June 1, 2034 (“5.35% 2034 Notes”)	750	—
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
5.60% notes, due July 31, 2053 (“5.6% 2053 Notes”)	500	500
Total variable and fixed-rate debt	10,876	11,226
Financing lease obligations and other debt	301	300
Long-term debt, including the current portion of long-term debt	11,177	11,526
Plus: unamortized bond premium	44	51
Less: unamortized discounts and issuance costs	(71)	(54)
Long-term debt, including the current portion of long-term debt, net	11,150	11,523
Less: current portion of long-term debt, net	(617)	(363)
Total long-term debt, net	$10,533	$11,160
Long-Term Debt Issued
Fixed-Rate Debt. On March 13, 2024, we closed the issuance and sale of $2.25 billion aggregate principal amount of new long-term fixed-rate debt consisting of the 5.05% 2029 Notes, the 5.25% 2031 Notes, and the 5.35% 2034 Notes (collectively, the “2024 Notes”). The 2024 Notes were used to repay Term Loan 2025, including related fees and expenses, which had an outstanding balance of $2.25 billion at December 29, 2023.
Interest on the 2024 Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2024.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We may redeem the 5.05% 2029 Notes, 5.25% 2031 Notes and 5.35% 2034 Notes prior to May 1, 2029, April 1, 2031 and March 1, 2034, respectively, in whole or in part, at our option, at a redemption price equal to the greater of: (i) the sum of the present values of the remaining scheduled payments of the principal and interest thereon discounted to the redemption date on a semi-annual basis at the “Treasury Rate,” as defined in the 2024 Notes, plus 15 basis points for the 5.05% 2029 Notes and 20 basis points for the 5.25% 2031 Notes and 5.35% 2034 Notes, less interest accrued to the date of redemption; or (ii) 100% of the principal amount of the respective notes plus, in either case, accrued interest and unpaid interest thereon to the redemption date. On or after May 1, 2029, April 1, 2031 and March 1, 2034, we may redeem the 5.05% 2029 Notes, 5.25% 2031 Notes, and 5.35% 2034 Notes respectively, at a redemption price equal to 100% of the principal amount being redeemed plus accrued and unpaid interest thereon to the redemption date.
We incurred a combined total of $20 million of debt issuance costs for the 2024 Notes, which are being amortized over the life of each respective note. Such amortization is included as a component of the “Interest expense, net” line item in our Condensed Consolidated Statement of Operations.
Long-Term Debt Repayments
On March 14, 2024, we repaid the entire outstanding $2.25 billion drawn on Term Loan 2025, which at time of repayment had a variable interest rate of 6.7%, with proceeds from the issuance of the 2024 Notes, which bear fixed interest rates between 5.05% and 5.35%. Additionally, during the quarter ended June 28, 2024, we repaid the $350 million aggregate principal amount of our 3.95% 2024 Notes.
Credit Agreements
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
At our election, borrowings under the 2024 Credit Agreement, which are designated in U.S. Dollars, bear interest at the sum of the term secured overnight financing rate or the Base Rate (as defined in the 2024 Credit Agreement), plus an applicable margin that varies based on the ratings of our senior unsecured long-term debt securities (“Senior Debt Ratings”). In addition to interest payable on the principal amount of indebtedness outstanding, we are required to pay a quarterly unused commitment fee that varies based on our Senior Debt Ratings.
The 2024 Credit Agreement also contains representations, warranties, covenants and events of default that are substantially similar to the existing Revolving Credit Agreement, dated as of July 29, 2022 (“2022 Credit Agreement”) which established a $2.0 billion, five-year senior unsecured revolving credit facility. For a description of the 2022 Credit Agreement and related covenants, see Note 8: Debt and Credit Arrangements in our Fiscal 2023 Form 10-K.
At June 28, 2024, we had no outstanding borrowings under either our 2024 Credit Agreement or our 2022 Credit Agreement, had available borrowing capacity of $1.4 billion, net of outstanding commercial paper program (“CP Program”) borrowings and were in compliance with all covenants under both aforementioned credit agreements.
See Note 8: Debt and Credit Arrangements in our Fiscal 2023 Form 10-K for additional information regarding our 2022 Credit Agreement and our 2023 Credit Agreement.
Commercial Paper Program
On January 26, 2024, we lowered the maximum amount available under our CP Program to $3.0 billion from $3.9 billion in accordance with the terms of the CP Program. The CP Program is supported by amounts available under the 2022 Credit Agreement and the 2024 Credit Agreement.
The commercial paper notes are sold at par less a discount representing an interest factor or, if interest bearing, at par, and the maturities vary but may not exceed 397 days from the date of issue. The commercial paper notes will rank at least pari passu with all other unsecured and unsubordinated indebtedness.
At June 28, 2024 and December 29, 2023, we had $2.1 billion and $1.6 billion in outstanding notes under our CP Program, respectively, which is included as a component of the “Short-term debt” line item in our Condensed Consolidated Balance Sheet. The outstanding notes under our CP Program had a weighted-average interest rate of 5.79% and 5.95% at June 28, 2024 and December 29, 2023, respectively.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE H: RETIREMENT BENEFITS
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement benefit (“OPEB”) plans:

	Quarter Ended June 28, 2024		Quarter Ended June 30, 2023
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost	$9	$1	$6	$1
Non-operating
Interest cost	98	2	91	2
Expected return on plan assets	(165)	(5)	(152)	(5)
Amortization of net actuarial gain	(1)	(5)	(3)	(5)
Amortization of prior service (credit) cost	(6)	1	(6)	1
Non-service cost periodic benefit income	(74)	(7)	(70)	(7)
Net periodic benefit income	$(65)	$(6)	$(64)	$(6)

	Two Quarters Ended June 28, 2024		Two Quarters Ended June 30, 2023
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost	$17	$1	$12	$1
Non-operating
Interest cost	197	5	183	5
Expected return on plan assets	(330)	(10)	(305)	(10)
Amortization of net actuarial gain	(2)	(9)	(5)	(10)
Amortization of prior service (credit) cost	(13)	1	(13)	1
Non-service cost periodic benefit income	(148)	(13)	(140)	(14)
Net periodic benefit income	$(131)	$(12)	$(128)	$(13)
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
NOTE I: STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
At June 28, 2024, we had stock options and other share-based compensation awards outstanding under three shareholder-approved employee stock incentive plans, including our 2024 Equity Incentive Plan, which was approved by our shareholders during the quarter ended June 28, 2024, as well as under employee stock incentive plans assumed by L3Harris (collectively, the “L3Harris SIPs”). Total share-based compensation expense was $27 million and $53 million for the quarter and two quarters ended June 28, 2024, respectively, and $22 million and $45 million for the quarter and two quarters ended June 30, 2023, respectively.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Awards granted to participants under L3Harris SIPs and the weighted-average grant-date fair value per share or unit during the two quarters ended June 28, 2024 and June 30, 2023 were as follows:

	Two Quarters Ended June 28, 2024		Two Quarters Ended June 30, 2023
(In millions, except per share/units amounts)	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit

Stock option shares granted(1)	0.4	$50.99	0.4	$54.81
Restricted stock units granted(2)	0.1	$212.80	0.2	$209.13
Performance share units granted(3)	0.2	$230.09	0.2	$223.09
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
The aggregate number of shares of our common stock issued under L3Harris SIPs, net of shares withheld for tax purposes, was 0.3 million and 0.8 million for the quarter and two quarters ended June 28, 2024, respectively, and was 0.1 million and 0.4 million for the quarter and two quarters ended June 30, 2023, respectively.
See Note 10: Stock Options and Other Share-Based Compensation in our Fiscal 2023 Form 10-K for additional information regarding the L3Harris SIPs.
NOTE J: ACCUMULATED OTHER COMPREHENSIVE LOSS (“AOCL”)
At June 28, 2024 and December 29, 2023, AOCL was $234 million and $198 million, respectively. Changes in AOCL, net of tax, consisted of $21 million of other comprehensive loss before reclassifications, primarily from currency translation losses, and $15 million of net gains reclassified to earnings, primarily associated with amortization of unrecognized postretirement benefit plan obligations.
At June 30, 2023 and December 30, 2022, AOCL was $263 million and $288 million, respectively. Changes in AOCL, net of tax, consisted of $44 million of other comprehensive income before reclassifications, primarily from currency translation gains, net of $19 million of net gains reclassified to earnings, primarily associated with amortization of unrecognized postretirement benefit plan obligations.
See Note H: Retirement Benefits in these Notes and Note 9: Retirement Benefits in our Fiscal 2023 Form 10-K for additional information regarding our postretirement benefit plans.
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
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents assets and liabilities measured at fair value on a recurring basis (at least annually) at June 28, 2024 and December 29, 2023:

	June 28, 2024		December 29, 2023
(In millions)	Total	Level 1	Total	Level 1

Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$114	$114	$106	$106
Investments measured at NAV:
Corporate-owned life insurance	39		37
Total fair value of deferred compensation plan assets	$153		$143

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$10	$10	$18	$18
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	306		274
Total fair value of deferred compensation plan liabilities	$316		$292
_______________
(1)Represents diversified assets held in “rabbi trusts” primarily associated with our non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Condensed Consolidated Balance Sheet.
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
The following table presents the carrying amounts and estimated fair values of long-term debt that is not carried at fair value in our Condensed Consolidated Balance Sheet:

	June 28, 2024		December 29, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Term Loan 2025(1)	$—	$—	$2,250	$2,250
All other long-term debt, net (including current portion)(2)	11,150	10,853	9,273	9,199
Long-term debt, including the current portion of long-term debt, net	$11,150	$10,853	$11,523	$11,449
_______________
(1)The carrying value of Term Loan 2025 approximates fair value due to its variable interest rate.
(2)The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If measured at fair value, it would be categorized in Level 2 of the fair value hierarchy.
The fair value of our short-term debt approximates the carrying value due to its short-term nature. If measured at fair value, the commercial paper would be classified as level 2 and other short-term debt would be classified as level 3 within the fair value hierarchy. See Note G: Debt and Credit Arrangements in these Notes and Note 8: Debt and Credit Arrangements in our Fiscal 2023 Form 10-K for further information regarding our long-term debt and CP Program.
See Note E: Goodwill and Other Intangible Assets and Note O: Acquisitions and Divestitures in these Notes and Note 13: Acquisitions, Divestitures and Asset Sales in our Fiscal 2023 Form 10-K for additional information regarding fair value measurements associated with acquisitions, divestitures and goodwill.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE L: CHANGES IN ESTIMATES
Many of our contracts utilize the POC cost-to-cost method of revenue recognition. A single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. At the outset of each contract, we gauge its complexity and associated risks and establish an estimated total cost at completion. Due to the long-term nature of many of these contracts, developing these estimates often requires judgment. After establishing the estimated total cost at completion, we follow a standard estimate at completion (“EAC”) process in which we review the progress and performance on our ongoing contracts. As the contracts progress, we may successfully retire risks or complexities and may add additional risks, and we adjust our estimated total cost at completion. For additional discussion of our revenue recognition policies and our EAC process, see “Critical Accounting Estimates” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Form 10-K.
Net EAC adjustments had the following impact to earnings for the periods presented:

	Quarter Ended		Two Quarters Ended
(In millions, except per share amounts)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023

Net EAC adjustments, before income taxes	$—	$(31)	$19	$(87)
Net EAC adjustments, net of income taxes	—	(23)	15	(65)
Net EAC adjustments, net of income taxes, per diluted share	—	(0.12)	0.08	(0.34)

Revenue recognized from performance obligations satisfied in prior periods was $34 million and $87 million for the quarter and two quarters ended June 28, 2024, respectively, and $33 million and $69 million for the quarter and two quarters ended June 30, 2023, respectively.
NOTE M: BACKLOG
Backlog, which is the equivalent of our remaining performance obligations, represents the future revenue we expect to recognize as we perform on our current contracts. Backlog comprises both funded backlog (i.e., firm orders for which funding is authorized and appropriated) and unfunded backlog. Backlog excludes unexercised contract options and potential orders under ordering-type contracts, such as indefinite-delivery, indefinite-quantity contracts.
At June 28, 2024, our ending backlog was $31.7 billion. We expect to recognize approximately 45% of the revenue associated with this backlog over the next twelve months and an additional 30% over the following twelve months, with the remainder to be recognized thereafter.
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
LHX NeXt Initiative. LHX NeXt is our initiative to reduce cost and transform our systems and processes to increase agility and competitiveness, as discussed in more detail under the “Operating Environment, Strategic Priorities and Key Performance Measures” section in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Form 10-K.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes to our liabilities for restructuring and other exit costs during the two quarters ended June 28, 2024 were as follows:

(In millions)	Employee Severance Related Costs

Balance at December 29, 2023(1)	$4
Additional provisions(2)	65
Payments	(60)
Total changes	5
Balance at June 28, 2024(1)	$9
_______________
(1)Our liabilities, which we expect will be paid in the next twelve months, are included in the “Compensation and benefits” line item in our Condensed Consolidated Balance Sheet.
(2)Included as a component of the “General and administrative expenses” line item in our Condensed Consolidated Statement of Operations.
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
Net assets and results of operations of AJRD are reflected in our financial results commencing on July 28, 2023, the acquisition date, and are reported in our AR segment, which is also the AR reporting unit, except for certain assets and liabilities recorded at corporate headquarters.
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
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes the preliminary allocation of the fair value of consideration transferred to assets acquired and liabilities assumed as of the acquisition date:

	July 28, 2023
(In millions)	Preliminary	Measurement Period Adjustments, Net(1)	Preliminary Adjusted

Receivables	$156	$—	$156
Contract assets	338	(141)	197
Inventories	14	—	14
Other current assets	117	22	139
Property, plant and equipment	574	10	584
Goodwill	2,348	513	2,861
Other intangible assets	2,860	—	2,860
Other non-current assets	609	66	675
Total assets acquired	$7,016	$470	$7,486

Current portion of long-term debt, net	$1	$—	$1
Accounts payable	145	—	145
Contract liabilities	310	152	462
Compensation and benefits	116	1	117
Income taxes payable	6	(3)	3
Other accrued items	278	335	613
Long-term debt, net	41	—	41
Deferred income taxes	398	(41)	357
Other long-term liabilities	1,006	26	1,032
Total liabilities assumed	$2,301	$470	$2,771

Fair value of consideration transferred	$4,715	$—	$4,715
_______________
(1)Fair value adjustments during the measurement period primarily related to EAC updates for circumstances existing at the acquisition date, including updates to the forward loss provision and off-market customer contract reserve described below, refinements to the fair value of fixed assets, as well as corresponding adjustments to the deferred tax liability account which was partially offset by the release of a portion of the uncertain tax position previously recorded by AJRD.

We determined the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgment related to estimates. Our accounting for the acquisition of AJRD remains preliminary. Amounts recorded associated with these assets and liabilities are based on calculations and estimates. Our estimates and assumptions are subject to change as we obtain additional information during the measurement period (up to one year from the acquisition date). Any potential adjustments made could be material in relation to the values presented above.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible Assets. All finite-lived intangible assets identified in the AJRD acquisition are subject to amortization. The preliminary fair value and weighted-average amortization period of identifiable intangible assets acquired as of the acquisition date are as follows:

	Total	Useful Lives
	(In millions)	(In Years)

Customer relationships:
Backlog	$355	3
Government programs	2,385	15 - 20
Total customer relationships	2,740
Trade names	120	15
Total identifiable intangible assets acquired	$2,860
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
Forward Loss Provision. We have recorded a preliminary forward loss provision of $357 million which was included in the “Other accrued items” line item in our Condensed Consolidated Balance Sheet. Since the completion of the acquisition of AJRD, we have undertaken significant operational efforts to further understand the root cause of identified preexisting manufacturing and supply chain challenges resulting in delivery delays, primarily related to certain Missile Solutions programs. We have identified operational activities necessary to remedy these challenges and inefficiencies and the incremental costs required as compared to its initial estimates and actual costs incurred. The incremental forward loss provisions relate to the increased cost estimates of labor and material to remedy the underlying preexisting technical and supply chain challenges. These cost increases impacted both cost-plus and fixed-price contracts in proportions that are consistent with the ratio of the overall AJRD revenue by contract type. The forward loss provisions will be recognized as a reduction to cost of sales as we incur actual costs associated with these estimates in to satisfying the associated performance obligations. There will be no net impact on our Condensed Consolidated Statement of Operations. We recognized $47 million and $61 million of amortization related to the forward loss provision in the quarter and two quarters ended June 28, 2024, respectively.
Off-market Customer Contracts. We have identified certain customer contractual obligations as of the acquisition date with economic returns that are higher or lower than could be realized in market transactions and have recorded assets or liabilities for the preliminary acquisition date fair value of the off-market components. The preliminary acquisition date fair value of the off-market components is a net liability of $194 million, consisting of $49 million and $145 million included in the “Other accrued items” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet, respectively, and excludes any amounts already recognized in forward loss provisions (see discussion in the preceding paragraph). Additional provisions to off-market customer contracts relate to labor and material cost increases primarily associated with supply chain and manufacturing challenges and inefficiencies. These cost increases impacted both cost-plus and fixed-price contracts in proportions that are consistent with the ratio of the overall AJRD revenue by contract type. We measured the fair value of these components as the amount by which the terms of the contract with the customer deviates from the terms that a market participant could have achieved at the acquisition date. The off-market components of these contracts will be recognized as an increase to revenue as we incur costs to satisfy the associated performance obligations. We recognized $22 million and $30 million of amortization related to off-market contract liabilities in the quarter and two quarters ended June 28, 2024, respectively.
Goodwill. The $2,861 million of goodwill recognized is attributable to AJRD’s market presence as one of the two primary providers of advanced propulsion and power systems for nearly every major U.S. government space and missile program, the assembled workforce and established operating infrastructure. The acquired goodwill is not tax deductible. See Note E: Goodwill and Other Intangible Assets in these Notes for further information.
Financial Results. See Note P: Business Segment Information in these Notes for the AR segment financial results for the quarter and two quarters ended June 28, 2024.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Acquisition-Related Costs. Acquisition-related costs have been expensed as incurred and are included in the “General and administrative expenses” line item in our Condensed Consolidated Statement of Operations. In connection with the AJRD acquisition, we recorded transaction and integration costs of $16 million and $44 million for the quarter and two quarters ended June 28, 2024, respectively, and $13 million and $22 million for the quarter and two quarters ended June 30, 2023, respectively.
Pending Divestiture of Commercial Aviation Solutions (“CAS Disposal Group”)
During the quarter ended December 29, 2023, we entered into a definitive agreement to sell our CAS Disposal Group for a cash purchase price of $700 million, with additional contingent consideration of up to $100 million, subject to customary purchase price adjustments and closing conditions as set forth in the agreement. As of June 28, 2024, the fair value less estimated costs to sell of the CAS Disposal Group was $875 million, inclusive of consideration related to noncontrolling interest and accumulated other comprehensive income. Income before income taxes for the quarter and two quarters ended June 28, 2024 was $23 million and $44 million, respectively, and for the quarter and two quarters ended June 30, 2023 was $15 million and $32 million, respectively. The CAS Disposal Group, which is part of our IMS segment, provides integrated aircraft avionics, pilot training and data analytics services for the commercial aviation industry. The transaction is expected to close in fiscal 2024.
In connection with the preparation of our financial statements for fiscal 2023, we concluded that goodwill related to the CAS Disposal Group was impaired and we recorded a non-cash impairment charge of $296 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations in our Fiscal 2023 Form 10-K. See Note 6: Goodwill and Intangible Assets in our Fiscal 2023 Form 10-K. Additionally, we recognized a pre-tax loss of $77 million included in the “Asset group and business divestiture-related (losses) gains, net” line item in our Consolidated Statement of Operations in our Fiscal 2023 Form 10-K. During the quarter ended June 28, 2024, we recognized an additional pre-tax loss of $15 million, due to increases in the net assets of the disposal group and costs to sell, partially offset by an increase in the fair value of the disposal group. The loss is included in the General and administrative expenses” line item in our Condensed Consolidated Statement of Operations for the quarter and two quarters ended June 28, 2024.
The carrying amounts of assets and liabilities of the CAS Disposal Group classified as held for sale in our Condensed Consolidated Balance Sheet were as follows:

(In millions)	June 28, 2024	December 29, 2023

Receivables, net	$96	$80
Contract assets	41	43
Inventories	165	145
Other current assets	22	33
Property, plant and equipment, net	42	41
Goodwill	534	534
Other intangible assets, net	262	263
Other non-current assets	48	44
Valuation allowance	(83)	(77)
Total assets held for sale	$1,127	$1,106

Accounts payable	$86	$111
Contract liabilities	44	48
Compensation and benefits	8	11
Other accrued items	43	38
Other long-term liabilities	62	64
Total liabilities held for sale	$243	$272
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Divestiture of Antenna Disposal Group
On May 31, 2024, we completed the divestiture of our Antenna Disposal Group, which provides a variety of airborne and ground-based antennas and test equipment, to Kanders & Company, Inc. for net cash proceeds of $166 million (after selling costs and purchase price adjustments) and a $25 million note receivable, included in Other non-current assets line item in our Condensed Consolidated Balance Sheet at June 28, 2024.
The carrying amounts of assets and liabilities included in the Antenna Disposal Group sale on May 31, 2024 were $265 million and $65 million, respectively. During the quarter ended June 28, 2024, $93 million of goodwill was assigned to the Antenna Disposal Group on a relative fair value basis. In connection with the preparation of our financial statements for the quarter ended June 28, 2024, we tested goodwill assigned to the Antenna Disposal Group and goodwill assigned to the retained businesses of the SAS reporting unit for impairment and concluded that goodwill related to the Antenna Disposal Group was impaired. As a result, we recorded a non-cash charge for impairment of $14 million included in the “General and administrative expenses” line item in our Condensed Consolidated Statement of Operations for the quarter and two quarters ended June 28, 2024. See Note E: Goodwill and Other Intangible Assets in these Notes for more information.
In connection with the sale, we recognized a pre-tax loss of $9 million included in the “General and administrative expenses” line item in our Condensed Consolidated Statement of Operations for the quarter and two quarters ended June 28, 2024. Operating results of the Antenna Disposal Group reported in our SAS segment through the date of divestiture were not material for the quarter and two quarters ended June 28, 2024 or the quarter and two quarters ended June 30, 2023.
Divestiture of Visual Information Solutions (“VIS”)
On April 6, 2023, we completed the sale of VIS for a sale price of $70 million and recognized a pre-tax gain of $26 million included in the “General and administrative expenses” line item in our Consolidated Statement of Operations for the fiscal year ended December 29, 2023 in our Fiscal 2023 Form 10-K. After selling costs and purchase price adjustments, the net cash proceeds for the sale of VIS were $71 million. The operating results of VIS were reported in the SAS segment through the date of divestiture.
The carrying amounts of the assets and liabilities of VIS were classified as held for sale in our Consolidated Balance Sheet as of December 30, 2022 in our Fiscal 2023 Form 10-K.
Fair Value of Businesses and Goodwill Allocation
For purposes of allocating goodwill to the disposal groups that represent a portion of a reporting unit, we determine the fair value of each disposal group based on the respective negotiated selling price, and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based and income-based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions and projected discounted cash flows. These fair value determinations are categorized as level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note E: Goodwill and Other Intangible Assets and Note K: Fair Value Measurements in these Notes for additional information.
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
•CS: including tactical communications with global communications solutions; broadband communications; integrated vision solutions; and public safety radios, system applications and equipment; and
•AR: including missile solutions with propulsion technologies for strategic defense, missile defense, and hypersonic and tactical systems; and space propulsion and power systems for national security space and exploration missions.
Business Segment Financial Information
Segment revenue, segment operating income and a reconciliation of segment operating income to total income before income taxes were as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023

Revenue
SAS	$1,707	$1,715	$3,458	$3,370
IMS	1,729	1,735	3,398	3,435
CS	1,346	1,289	2,640	2,452
AR	581	**	1,123	**
Corporate eliminations	(64)	(46)	(109)	(93)
Total revenue	$5,299	$4,693	$10,510	$9,164

Income before Income Taxes
Operating income:
SAS	$215	$168	$431	$355
IMS	206	162	396	347
CS	329	325	639	591
AR	75	**	147	**
Total segment	825	655	1,613	1,293
Total unallocated corporate expenses	(349)	(255)	(759)	(500)
Total operating income	476	400	854	793
Non-service FAS pension income and other, net	86	83	174	165
Interest expense, net	(172)	(111)	(348)	(213)
Income before income taxes	$390	$372	$680	$745
_______________
**    AR is a reportable segment established during the quarter ended September 29, 2023, which consists of operations of AJRD. As such, there is no comparable prior year information.
Unallocated Corporate Expenses. Total unallocated corporate expenses include corporate items such as a portion of management and administration, legal, environmental, compensation, retiree benefits, other corporate expenses and eliminations and the FAS/Cost Accounting Standards (“CAS”) operating adjustment. Total unallocated corporate expenses also include the portion of corporate costs not included in management’s evaluation of segment operating performance, such as amortization of acquisition-related intangibles; additional cost of revenue related to the fair value step-up in inventory sold; merger, acquisition, and divestiture-related expenses; asset group and business divestiture-related (losses) gains, net and any related impairment of goodwill; impairment of other assets; LHX NeXt implementation costs; and other items.
FAS/CAS Pension Operating Adjustment. In accordance with CAS, we allocate a portion of pension and OPEB plan costs to our U.S. Government contracts. However, our Condensed Consolidated Financial Statements require pension and OPEB plan income or expense to be calculated in accordance with FAS requirements under GAAP. The “FAS/CAS operating adjustment” line item in the table below represents the difference between the service cost component of net periodic benefit income under our pension and OPEB plans and total CAS pension and OPEB cost. The non-service cost components of net periodic benefit income under our pension and OPEB plans are included as components of the “Non-service FAS pension income and other, net” line item in our Condensed Consolidated Statement of Operations. See Note H: Retirement Benefits in these Notes for more information on the composition of non-service FAS pension income.
The table below is a reconciliation of the FAS/CAS operating adjustment:

	Quarter Ended		Two Quarters Ended
(In millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023

FAS pension service cost	$(10)	$(7)	$(18)	$(13)
Less: CAS pension cost	(16)	(30)	(31)	(58)
FAS/CAS operating adjustment	6	23	13	45
Non-service FAS pension income	81	77	161	154
FAS/CAS pension adjustment, net	$87	$100	$174	$199
Disaggregation of Revenue
We disaggregate revenue for all four business segments by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Quarter Ended
	June 28, 2024				June 30, 2023
(In millions)	SAS	IMS	CS	AR	SAS	IMS	CS	AR

Revenue By Customer Relationship
Prime contractor	$1,076	$1,097	$915	$155	$1,084	$1,127	$798	**
Subcontractor	618	603	409	426	621	584	479	**
Intersegment	13	29	22	—	10	24	12	**
Total segment	$1,707	$1,729	$1,346	$581	$1,715	$1,735	$1,289	**

Revenue By Contract Type
Fixed-price(1)	$1,072	$1,340	$1,118	$344	$1,099	$1,317	$1,102	**
Cost-reimbursable	622	360	206	237	606	394	175	**
Intersegment	13	29	22	—	10	24	12	**
Total segment	$1,707	$1,729	$1,346	$581	$1,715	$1,735	$1,289	**

Revenue By Geographical Region
United States	$1,488	$1,263	$886	$571	$1,475	$1,281	$834	**
International	206	437	438	10	230	430	443	**
Intersegment	13	29	22	—	10	24	12	**
Total segment	$1,707	$1,729	$1,346	$581	$1,715	$1,735	$1,289	**

	Two Quarters Ended
	June 28, 2024				June 30, 2023
(In millions)	SAS	IMS	CS	AR	SAS	IMS	CS	AR

Revenue By Customer Relationship
Prime contractor	$2,184	$2,163	$1,828	$308	$2,094	$2,281	$1,605	**
Subcontractor	1,246	1,190	776	815	1,253	1,109	822	**
Intersegment	28	45	36	—	23	45	25	**
Total segment	$3,458	$3,398	$2,640	$1,123	$3,370	$3,435	$2,452	**

Revenue By Contract Type
Fixed-price(1)	$2,180	$2,618	$2,183	$646	$2,121	$2,603	$2,080	**
Cost-reimbursable	1,250	735	421	477	1,226	787	347	**
Intersegment	28	45	36	—	23	45	25	**
Total segment	$3,458	$3,398	$2,640	$1,123	$3,370	$3,435	$2,452	**

Revenue By Geographical Region
United States	$2,995	$2,466	$1,811	$1,098	$2,929	$2,538	$1,625	**
International	435	887	793	25	418	852	802	**
Intersegment	28	45	36	—	23	45	25	**
Total segment	$3,458	$3,398	$2,640	$1,123	$3,370	$3,435	$2,452	**
_______________
**    AR is a reportable segment established during the quarter ended September 29, 2023, which consists of operations of AJRD. As such, there is no comparable prior year information.
(1)Includes revenue derived from time-and-materials contracts.

Assets by Business Segment
Total assets by business segment were as follows:

(In millions)	June 28, 2024	December 29, 2023

SAS	$8,814	$9,085
IMS	10,912	10,631
CS	7,026	7,084
AR	4,462	4,208
Corporate(1)	10,443	10,679
Total Assets	$41,657	$41,687
_______________
(1)Identifiable intangible assets acquired in connection with business combinations were recorded as corporate assets because they benefited the entire Company. Identifiable intangible asset balances recorded as corporate assets were $8.1 billion and $8.5 billion at June 28, 2024 and December 29, 2023, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, real estate held for development and leasing, as well as any assets of businesses held for sale.
NOTE Q: LEGAL PROCEEDINGS AND CONTINGENCIES
In the ordinary course of business, we are routinely defendants in, parties to or otherwise subject to many pending and threatened legal actions, claims, disputes, arbitration and other legal proceedings incident to our business, arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employment disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitration awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At June 28, 2024, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. We cannot at this time estimate the reasonably possible loss or range of loss in excess of our accrual due to the inherent uncertainties and speculative nature of contested proceedings. Although it is not feasible to predict the outcome of these matters with certainty, based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at June 28, 2024 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
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
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was $632 million as of June 28, 2024. The current portion of our estimated environmental liability is included in the “Other accrued items” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet. Some of these environmental costs are eligible for future recovery in the pricing of our products and services to the U.S.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
government and under existing third party agreements. We consider the recovery probable based on U.S. government contracting regulations and existing third-party agreements. As of June 28, 2024, we had an asset for the recoverable portion of these reserves of $449 million. The current and non-current portion of the recoverable costs are included as a component of the “Other current assets” and “Other non-current assets” line items, respectively, in our Condensed Consolidated Balance Sheet.

_____________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of L3Harris Technologies, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. and subsidiaries (the Company) as of June 28, 2024, the related condensed consolidated statements of operations, comprehensive income, and equity for the quarter and two quarters ended June 28, 2024 and June 30, 2023, the condensed consolidated statements of cash flows for the two quarters ended June 28, 2024 and June 30, 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
July 26, 2024
_____________________________________________________________________

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements and accompanying Notes. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to our Consolidated Financial Statements and Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Form 10-K. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below in this MD&A under “Forward-Looking Statements and Factors that May Affect Future Results.”
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
U.S. and International Budget Environment
The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 77% for the two quarters ended June 28, 2024.
On March 9, 2024, the President signed the first tranche of U.S. Government fiscal year (“GFY”) 2024 appropriations funding bills into law, which funded six government agencies, including funding for the National Aeronautics and Space Administration, the National Oceanic and Atmospheric Administration, and the Federal Aviation Administration, through the remainder of GFY 2024 which ends on September 30, 2024. A second funding bill, signed into law on March 23, 2024, funded all remaining agencies, including the U.S. Department of Defense (“DoD”), through the remainder of GFY 2024. The bill provides approximately $844 billion in funding for DoD. This was in line with our expectations for modest 3% growth for defense over GFY 2023 levels and in line with the first year of the Fiscal Responsibility Act of 2023 (“FRA”) caps.
On March 11, 2024, the President’s Budget Request for GFY 2025 (“2025 PBR”) was released. The DoD requested $850 billion, a 1% topline increase consistent with the FRA caps.
On April 24, 2024, the President signed into law a supplemental GFY 2024 appropriations package that includes $67 billion in funding for key DoD programs, bringing the DoD funding for GFY 2024 to $911 billion.
The overall defense spending environment, both in the U.S. and internationally, reflects the continued impacts of global conflicts and geopolitical tensions, and changes to U.S. Government or international spending priorities have and could in the future impact our business.
See our U.S. Government funding risks and the discussion of our international business risks within Part I. Item 1A. Risk Factors in our Fiscal 2023 Form 10-K.
Economic Environment
The macroeconomic environment continues to evolve, which has impacted our business and may continue to impact our future results. The ongoing uncertainty related to the impacts of inflation, as well as increased interest rates, which raises the cost of borrowing for the federal government, could in the future impact U.S. Government spending priorities for our products. For a discussion of inflation-related risks, see Part I. Item 1A. Risk Factors in our Fiscal 2023 Form 10-K.
_____________________________________________________________________

KEY DEVELOPMENTS
Business Realignment. Effective for fiscal 2024, to better align our businesses, we realigned certain businesses within our SAS and IMS segments. See Note E: Goodwill and Other Intangible Assets in the Notes for further information.
Divestiture. On May 31, 2024, we completed the divestiture of our Antenna Disposal Group, which was reported in our SAS segment through the date of divestiture. See Note O: Acquisitions and Divestitures in the Notes for further information.
RESULTS OF OPERATIONS
Consolidated Results of Operations

	Quarter Ended		Two Quarters Ended
(Dollars in millions, except per share amounts)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023

Revenue	$5,299	$4,693	$10,510	$9,164
Cost of revenue	(3,939)	(3,506)	(7,802)	(6,811)
% of total revenue	74%	75%	74%	74%
Gross margin	1,360	1,187	2,708	2,353
% of total revenue	25.7%	25.3%	25.8%	25.7%
General and administrative expenses	(884)	(787)	(1,854)	(1,560)
% of total revenue	17%	17%	18%	17%
Operating Income	476	400	854	793
Non-service FAS pension income and other, net	86	83	174	165
Interest expense, net	(172)	(111)	(348)	(213)
Income from before income taxes	390	372	680	745
Income taxes	(23)	(21)	(28)	(55)
Effective tax rate	5.9%	5.6%	4.1%	7.4%
Net income	367	351	652	690
Noncontrolling interests, net of income taxes	(1)	(2)	(3)	(4)
Net income attributable to L3Harris Technologies, Inc.	$366	$349	$649	$686

Diluted EPS	$1.92	$1.83	$3.40	$3.60
Revenue and Gross Margin
Quarter Ended Comparison. Revenue increased 13% for the quarter ended June 28, 2024 compared with the quarter ended June 30, 2023, primarily due to the inclusion of $581 million of revenue from the acquisition of AJRD, which is reported in our AR segment, and higher revenue of $57 million in our CS segment from increased demand for tactical and broadband communications.
Gross margin increased, largely due to an increase in revenue volume, and gross margin as a percentage of revenue increased slightly for the quarter ended June 28, 2024 compared with the quarter ended June 30, 2023.
Two Quarters Ended Comparison. Revenue increased 15% for the two quarters ended June 28, 2024 compared with the two quarters ended June 30, 2023 primarily due to the inclusion of $1.1 billion of revenue from the acquisition of AJRD, which is reported in our AR segment, and higher revenue in our CS and SAS segments of $188 million and $88 million, respectively, partially offset by a decrease in revenue in our IMS segment of $37 million.
Gross margin increased, largely due to an increase in revenue volume, and gross margin as a percentage of revenue remained flat for the two quarters ended June 28, 2024 compared with the two quarters ended June 30, 2023.
See the “Segment Product and Service Analysis” and “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
_____________________________________________________________________

Segment Product and Service Analysis
The following tables present revenue and cost of revenue from products and services by segment for the quarters ended June 28, 2024 and June 30, 2023:

	Quarter Ended June 28, 2024
(In millions)	SAS	IMS	CS	AR	Eliminations	Total

Revenue
Products	$1,189	$1,051	$1,062	$382	$—	$3,684
Services	505	649	262	199	—	1,615
Intersegment	13	29	22	—	(64)	—
Total	$1,707	$1,729	$1,346	$581	$(64)	$5,299

Cost of revenue
Products	$909	$833	$612	$291	$15	$2,660
Services	407	479	242	153	(2)	1,279
Intersegment	13	29	22	—	(64)	—
Total	$1,329	$1,341	$876	$444	$(51)	$3,939

	Quarter Ended June 30, 2023
	SAS	IMS	CS	AR	Eliminations	Total

Revenue
Products	$1,222	$1,085	$1,040	**	$—	$3,347
Services	483	626	237	**	—	1,346
Intersegment	10	24	12	—	(46)	—
Total	$1,715	$1,735	$1,289	$—	$(46)	$4,693

Cost of revenue
Products	$985	$840	$604	**	$25	$2,454
Services	381	491	188	**	(8)	1,052
Intersegment	10	24	12	—	(46)	—
Total	$1,376	$1,355	$804	$—	$(29)	$3,506
**    AR is a reportable segment established during the quarter ended September 29, 2023, which consists of operations of AJRD. As such, there is no comparable prior year information.
Quarter Ended Comparison. Products revenue increased $337 million for the quarter ended June 28, 2024 compared with the quarter ended June 30, 2023 primarily from the inclusion of $382 million of products revenue from AR, partially offset by decreases of $34 million and $33 million in products revenue from our IMS and SAS segments, respectively.
Cost of products revenue increased $206 million for the quarter ended June 28, 2024 compared with the quarter ended June 30, 2023 primarily from the inclusion of $291 million of cost of products revenue from AR, partially offset by a decrease of $76 million in cost of products revenue from our SAS segment.
Services revenue increased $269 million for the quarter ended June 28, 2024 compared with the quarter ended June 30, 2023 from the inclusion of $199 million of services revenue from AR, as well as increases of $25 million, $23 million and $22 million in services revenue from our CS, IMS, and SAS segments, respectively.
Cost of services revenue increased $227 million for the quarter ended June 28, 2024 compared with the quarter ended June 30, 2023 primarily from the inclusion of $153 million of cost of services revenue from AR, as well as an increase of $54 million at our CS segment, from higher DoD sales in Tactical Communications during the quarter ended June 28, 2024 compared with the quarter ended June 30, 2023 and $26 million at our SAS segment.
_____________________________________________________________________

The following tables present revenue and cost of revenue from products and services by segment for the two quarters ended June 28, 2024 and June 30, 2023:

	Two Quarters Ended June 28, 2024
(In millions)	SAS	IMS	CS	AR	Eliminations	Total

Revenue
Products	$2,399	$2,076	$2,069	$739	$—	$7,283
Services	1,031	1,277	535	384	—	3,227
Intersegment	28	45	36	—	(109)	—
Total	$3,458	$3,398	$2,640	$1,123	$(109)	$10,510

Cost of revenue
Products	$1,837	$1,617	$1,214	$557	$29	$5,254
Services	830	960	463	297	(2)	2,548
Intersegment	28	45	36	—	(109)	—
Total	$2,695	$2,622	$1,713	$854	$(82)	$7,802

	Two Quarters Ended June 30, 2023
	SAS	IMS	CS	AR	Eliminations	Total

Revenue
Products	$2,414	$2,132	$1,966	**	$—	$6,512
Services	933	1,258	461	**	—	2,652
Intersegment	23	45	25	—	(93)	—
Total	$3,370	$3,435	$2,452	$—	$(93)	$9,164

Cost of revenue
Products	$1,883	$1,629	$1,164	**	$65	$4,741
Services	756	975	356	**	(17)	2,070
Intersegment	23	45	25	—	(93)	—
Total	$2,662	$2,649	$1,545	$—	$(45)	$6,811
_______________
**    AR is a reportable segment established during the quarter ended September 29, 2023, which consists of operations of AJRD. As such, there is no comparable prior year information.
Two Quarters Ended Comparison. Products revenue increased $771 million for the two quarters ended June 28, 2024 compared with the two quarters ended June 30, 2023 primarily from the inclusion of $739 million of products revenue from AR.
Cost of products revenue increased $513 million for the two quarters ended June 28, 2024 compared with the two quarters ended June 30, 2023 primarily from the inclusion of $557 million of cost of products revenue from AR.
Services revenue increased $575 million for the two quarters ended June 28, 2024 compared with the two quarters ended June 30, 2023 primarily from the inclusion of $384 million of services revenue from AR, as well as increases of $98 million and $74 million in services revenue from our SAS and CS segments, respectively.
Cost of services revenue increased $478 million for the two quarters ended June 28, 2024 compared with the two quarters ended June 30, 2023 primarily from the inclusion of $297 million of cost of services revenue from AR, as well as an increase of $107 million at our CS segment, from higher DoD sales in Tactical Communications and $74 million at our SAS segment.

_____________________________________________________________________

General and Administrative Expenses (“G&A”)
G&A expenses were as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023

Amortization of acquisition-related intangibles	$(194)	$(150)	$(391)	$(292)
Company-sponsored R&D costs	(124)	(117)	(238)	(231)
Selling and marketing	(112)	(107)	(225)	(220)
LHX NeXt implementation costs(1)	(48)	(22)	(175)	(35)
Merger, acquisition, and divestiture-related expenses	(21)	(38)	(61)	(88)
Business divestiture-related (losses) gains, net	(24)	26	(24)	26
Impairment of goodwill and other assets	(14)	(30)	(14)	(30)
Other G&A expenses(2)	(347)	(349)	(726)	(690)
Total G&A expenses	$(884)	$(787)	$(1,854)	$(1,560)
_______________
(1)Costs associated with transforming multiple functions, systems and processes to increase agility and competitiveness, including third-party consulting, workforce optimization and incremental information technology (“IT”) expenses for implementation of new systems.
(2)Other G&A expenses primarily include unallocated corporate expenses and segment G&A expenses.
Quarter Ended Comparison. For the quarter ended June 28, 2024, total G&A expenses increased primarily due to the recognition of pre-tax losses on the sale of our Antenna Disposal Group and pending divestiture of our CAS Disposal Group during the quarter ended June 28, 2024 compared with a pre-tax gain during the quarter ended June 30, 2023 and an increase in amortization of acquisition-related intangibles during the quarter ended June 28, 2024.
Two Quarters Ended Comparison. For the two quarters ended June 28, 2024, total G&A expenses increased primarily due to increases in LHX NeXt implementation costs including $65 million related to employee severance charges and $110 million for third-party consulting expenses, incremental IT expenses for implementation of new systems and other charges, an increase in amortization of acquisition-related intangibles and the recognition of pre-tax losses on the sale of our Antenna Disposal Group and pending divestiture of our CAS Disposal Group during the two quarters ended June 28, 2024 compared with a pre-tax gain during the two quarters ended June 30, 2023.
For more detail on our LHX NeXt initiative and implementation costs, see Note N: Restructuring and Other Exit Costs in the Notes and the “Operating Environment, Strategic Priorities and Key Performance Measures” section in the MD&A in our Fiscal 2023 Form 10-K.
Non-service FAS Pension Income and Other, net
Non-service FAS pension income and other, net was as follows:

	Quarter Ended		Two Quarters Ended
(In millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023

Non-service FAS pension income(1)	$81	$77	$161	$154
Other, net(2)	5	6	13	11
Non-service FAS pension income and other, net	$86	$83	$174	$165
_______________
(1)Includes interest cost, expected return on plan assets, amortization of net actuarial gain, and amortization of prior service (credit) cost components of net periodic benefit income under our pension and OPEB plans. See Note H: Retirement Benefits in the Notes for more information on the composition of non-service FAS pension income.
(2)Other, net primarily includes changes in the market value of our rabbi trust assets, gains and losses on our equity investments in nonconsolidated affiliates and royalty income.
Interest Expense, net
Quarter Ended Comparison. Interest expense, net, increased for the quarter ended June 28, 2024 compared with the quarter ended June 30, 2023 primarily due to interest expense of approximately $44 million and $30 million on the AJRD Notes and the 2024 Notes, respectively, and an increase of $28 million in interest expense on outstanding notes under the CP Program, partially offset by a decrease of $37 million in interest expense on Term Loan 2025, which was repaid on March 14, 2024.
_____________________________________________________________________

Two Quarters Ended Comparison. Interest expense, net, increased for the two quarters ended June 28, 2024 compared with the two quarters ended June 30, 2023 primarily due to interest expense of approximately $88 million and $35 million on the AJRD Notes and the 2024 Notes, respectively, and an increase of $60 million in interest expense on outstanding notes under the CP Program, partially offset by a decrease of $41 million in interest expense on Term Loan 2025, which was repaid on March 14, 2024.
See Note G: Debt and Credit Arrangements in the Notes for further information.
Income Taxes
During interim periods, we estimate our worldwide forecasted full-year effective tax rate and apply that rate to year-to-date ordinary income in order to compute the year-to-date income tax provision. Although most items will be considered part of the forecasted full-year effective tax rate, there are a number of items that are instead required to be recorded in the interim period in which they occur; such as certain changes in uncertain tax positions, the accrual of interest and penalties, changes in tax laws or rates, and other items as prescribed by GAAP. As a result, there may be quarterly fluctuations in our effective tax rate and the results for the interim periods are not necessarily indicative of the results to be expected for the full year or future periods.
Our ETR was 5.9% and 4.1% for the quarter and two quarters ended June 28, 2024, respectively, and 5.6% and 7.4% for the quarter and two quarters ended June 30, 2023, respectively. The ETR for all periods benefited from R&D credits, tax deductions for FDII, the resolution of specific audit uncertainties and excess tax benefits related to share-based compensation.
Diluted EPS
Quarter Ended Comparison. Diluted EPS increased for the quarter ended June 28, 2024 compared with the quarter ended June 30, 2023 primarily due to an increase in net income from the combined effects of reasons noted in the sections above, primarily an increase in gross margin, partially offset by an increase in general and administrative expenses.
Two Quarters Ended Comparison. Diluted EPS decreased for the two quarters ended June 28, 2024 compared with the two quarters ended June 30, 2023 primarily due to a decrease in net income from the combined effects of reasons noted in the sections above, primarily an increase in general and administrative expenses and interest expense, partially offset by an increase in gross margin.
Discussion of Business Segment Results of Operations
SAS Segment

	Quarter Ended			Two Quarters Ended
	June 28, 2024	June 30, 2023	% Inc/(Dec)	June 28, 2024	June 30, 2023	% Inc/(Dec)

Revenue	$1,707	$1,715	—%	$3,458	$3,370	3%
Operating income	215	168	28%	431	355	21%
Operating income as a percentage of revenue (“operating margin”)	12.6%	9.8%		12.5%	10.5%
Quarter Ended Comparison. SAS segment revenue was flat for the quarter ended June 28, 2024 compared with the quarter ended June 30, 2023 primarily due to $47 million of lower revenue from continued reduction in legacy airborne platform volume and $16 million lower revenue from the divestiture of the Antenna Disposal Group, partially offset by higher revenues of $39 million and $21 million in Intel and Cyber and Space Systems, respectively and $11 million in Mission Networks.
The increase in SAS segment operating income for the quarter ended June 28, 2024 compared with the quarter ended June 30, 2023 was primarily due to a $27 million non-cash charge for impairment of other assets during the quarter ended June 30, 2023, in addition to program performance and the benefit of cost savings realized as a result of transformation initiatives during the quarter ended June 28, 2024.
Two Quarters Ended Comparison. The increase in SAS segment revenue for the two quarters ended June 28, 2024 compared with the two quarters ended June 30, 2023 was primarily due to higher revenues of $80 million and $65 million in Space Systems and Intel and Cyber, respectively, from program growth and $22 million in Mission Networks from increased volume, partially offset by $56 million of lower revenue from continued reduction in legacy airborne platform volume and $18 million lower revenue from the divestiture of the Antenna Disposal Group.
_____________________________________________________________________

The increase in SAS segment operating income for the two quarters ended June 28, 2024 compared with the two quarters ended June 30, 2023 was primarily due to $27 million from improved program performance during the two quarters ended June 28, 2024, a $27 million non-cash charge for impairment of other assets during the two quarters ended June 30, 2023 and cost savings realized as a result of transformation initiatives.
IMS Segment

	Quarter Ended			Two Quarters Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	% Inc/(Dec)	June 28, 2024	June 30, 2023	% Inc/(Dec)

Revenue	$1,729	$1,735	—%	$3,398	$3,435	(1)%
Operating income	206	162	27%	396	347	14%
Operating margin	11.9%	9.3%		11.7%	10.1%
Quarter Ended Comparison. IMS segment revenue was flat for the quarter ended June 28, 2024 compared with the quarter ended June 30, 2023 primarily due to higher revenue of $48 million in Maritime from material volume on programs, partially offset by lower revenue of $31 million in Commercial Aviation from lower volume.
The increase in IMS segment operating income for the quarter ended June 28, 2024 compared with the quarter ended June 30, 2023 was primarily due to a $13 million increase from improved program performance during the quarter ended June 28, 2024, a $12 million non-cash charge for impairment of other assets related to facility closures and restructuring of a customer contract during the quarter ended June 30, 2023 and cost savings realized as a result of transformation initiatives during the quarter ended June 28, 2024.
Two Quarters Ended Comparison. The decrease in IMS segment revenue for the two quarters ended June 28, 2024 compared with the two quarters ended June 30, 2023 was primarily due to lower revenue of $63 million in ISR from lower aircraft procurement and $30 million in Commercial Aviation from lower volumes, partially offset by higher revenue of $39 million in Maritime from material volume on classified programs and $21 million higher revenue in GOS.
The increase in IMS segment operating income for the two quarters ended June 28, 2024 compared with the two quarters ended June 30, 2023 was primarily due to a $28 million increase from improved program performance during the two quarters ended June 28, 2024, a $12 million non-cash charge for impairment of other assets related to facility closures and restructuring of a customer contract during the two quarters ended June 30, 2023, cost savings realized as a result of transformation initiatives, partially offset by a decrease from lower product volumes in GOS during the two quarters ended June 28, 2024.
CS Segment

	Quarter Ended			Two Quarters Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	% Inc/(Dec)	June 28, 2024	June 30, 2023	% Inc/(Dec)

Revenue	$1,346	$1,289	4%	$2,640	$2,452	8%
Operating income	329	325	1%	639	591	8%
Operating margin	24.4%	25.2%		24.2%	24.1%
Quarter Ended Comparison. The increase in CS segment revenue for the quarter ended June 28, 2024 compared with the quarter ended June 30, 2023 was primarily due to higher revenues of $27 million in Broadband Communications from higher volumes and $24 million in Tactical Communications associated with an increase in DoD sales.
The increase in CS segment operating income for the quarter ended June 28, 2024 compared with the quarter ended June 30, 2023 was primarily due to $15 million net favorable settlement of legal matters, higher volumes in Broadband Communications and cost savings realized as a result of transformation initiatives, offset by the timing of software sales and unfavorable mix of higher DoD sales in Tactical Communications during the quarter ended June 28, 2024.
Two Quarters Ended Comparison. The increase in CS segment revenue for the two quarters ended June 28, 2024 compared with the two quarters ended June 30, 2023 was primarily due to higher revenues of $75 million in Tactical Communications associated with an increase in DoD sales, $61 million in Broadband Communications from higher volumes and $52 million in Integrated Vision Solutions from higher volumes.
_____________________________________________________________________

The increase in CS segment operating income for the two quarters ended June 28, 2024 compared with the two quarters ended June 30, 2023 was primarily due to higher volumes in both Broadband Communications and Integrated Vision Solutions, improved program performance in Integrated Vision Solutions, $15 million net favorable settlement of legal matters and cost savings realized as a result of transformation initiatives, partially offset by a decrease from the timing of software sales and unfavorable mix of higher DoD sales in Tactical Communication during the two quarters ended June 28, 2024.
AR Segment

	Quarter Ended			Two Quarters Ended
(Dollars in millions)	June 28, 2024	June 30, 2023	% Inc/(Dec)	June 28, 2024	June 30, 2023	% Inc/(Dec)

Revenue	$581	**	*	$1,123	**	*
Operating income	75	**	*	147	**	*
Operating margin	12.9%	**		13.1%	**
_______________
**    AR is a reportable segment established during the quarter ended September 29, 2023, which consists of operations of AJRD. As such, there is no comparable prior year information.
* Not meaningful
Results were driven by program performance across both the Missile Solutions and Space Propulsion and Power Systems sectors in the quarter and two quarters ended June 28, 2024.
Operating income was impacted by cost synergies recognized in the quarter and two quarters ended June 28, 2024.
Unallocated Corporate Expenses

	Quarter Ended		Two Quarters Ended
(In millions)	June 28, 2024	June 30, 2023	June 28, 2024	June 30, 2023

Unallocated corporate department expense, net(1)	$(33)	$(35)	$(66)	$(41)
Amortization of acquisition-related intangibles(2)	(215)	(173)	(432)	(338)
Additional cost of revenue related to the fair value step-up in inventory sold	—	(15)	—	(30)
Merger, acquisition, and divestiture-related expenses	(21)	(38)	(61)	(88)
Asset group and business divestiture-related (losses) gains, net(3)	(24)	26	(24)	26
Impairment of goodwill and other assets(4)	(14)	(21)	(14)	(39)
LHX NeXt implementation costs(5)	(48)	(22)	(175)	(35)
FAS/CAS operating adjustment(6)	6	23	13	45
Total unallocated corporate expenses	$(349)	$(255)	$(759)	$(500)
_______________
(1)Includes corporate items such as a portion of management and administration, legal, environmental, compensation, retiree benefits, other corporate expenses and eliminations.
(2)Includes amortization of identifiable intangible assets acquired in connection with business combinations. Because our acquisitions benefited the entire Company, the amortization of identifiable intangible assets acquired was not allocated to any segment.
(3)For the quarter and two quarters ended June 28, 2024, includes pre-tax losses recognized in connection with the sale of our Antenna Disposal Group and pending divestiture of our CAS Disposal Group. For the quarter and two quarters ended June 30, 2023, includes a pre-tax gain on sale of VIS. See Note O: Acquisitions and Divestitures in these Notes for further information.
(4)For the quarter and two quarters ended June 28, 2024, includes a non-cash charge for impairment of goodwill related to our Antenna Disposal Group divestiture. See Note O: Acquisitions and Divestitures and Note E: Goodwill and Other Intangible Assets in these Notes for further information related to the Antenna Disposal Group. For the quarter and two quarters ended June 30, 2023, includes the $21 million non-cash charge for impairment of in-process R&D associated with a facility closure and additionally for the two quarters ended June 30, 2023, includes an $18 million non-cash charge for impairment of a customer contract.
(5)Includes costs associated with transforming multiple functions, systems and processes to increase agility and competitiveness, including third-party consulting, workforce optimization and incremental IT expenses for implementation of new systems. For further information on our LHX NeXt initiative and implementation costs see Note N: Restructuring and Other Exit Costs in the Notes and the “General and Administrative Expenses” discussion above in this MD&A.
(6)Represents the difference between the service cost component of net periodic benefit income under our pension and OPEB plans and total CAS pension and OPEB cost. See Note P: Business Segment Information in the Notes for additional information regarding the FAS/CAS operating adjustment.
_____________________________________________________________________

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Two Quarters Ended
(In millions)	June 28, 2024	June 30, 2023

Cash and cash equivalents, beginning of period	$560	$880
Operating Activities:
Net income	652	690
Non-cash adjustments	444	288
Changes in working capital	(522)	(120)
Other, net	76	(94)
Net cash provided by operating activities	650	764
Net cash used in investing activities	(58)	(2,074)
Net cash (used in) provided by financing activities	(600)	794
Effect of exchange rate changes on cash and cash equivalents	(5)	2
Net decrease in cash and cash equivalents	(13)	(514)
Cash and cash equivalents, end of period	$547	$366
Net cash provided by operating activities
The $114 million decrease in net cash provided by operating activities in the two quarters ended June 28, 2024 compared with the two quarters ended June 30, 2023 was primarily due to $402 million more cash used to fund net working capital (i.e., receivables, contract assets, inventories, accounts payable and contract liabilities), primarily due to timing, in addition to a decrease in income tax payments, partially offset by a $156 million increase in non-cash adjustments.
Net cash used in investing activities
The $2,016 million decrease in net cash used in investing activities in the two quarters ended June 28, 2024 compared with the two quarters ended June 30, 2023 was primarily due to the $1,973 million cash used for the acquisitions of Viasat, Inc.’s Tactical Data Links in the first quarter of fiscal 2023, in addition to an $87 million increase in net cash proceeds from sale of businesses during the quarter ended June 28, 2024.
Net cash (used in) provided by financing activities
The $1,394 million change in net cash used in financing activities in the two quarters ended June 28, 2024 compared with net cash provided by financing activities in the two quarters ended June 30, 2023 was primarily due to a $1,547 million increase in repayments of borrowings and a $79 million decrease in net proceeds from issuances of commercial paper, partially offset by a $196 million decrease in cash used to repurchase our common stock under our share repurchase program. See Note G: Debt and Credit Arrangements in the Notes for further information.
Cash and cash equivalents
At June 28, 2024, we had cash and cash equivalents of $547 million, of which $283 million was held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
Capital Structure and Resources
Described below are significant changes to our credit arrangements and debt during the two quarters ended June 28, 2024.
Credit Agreements
On January 26, 2024, we replaced the 2023 Credit Agreement with the 2024 Credit Agreement. At June 28, 2024, we had no outstanding borrowings under either our 2024 Credit Agreement or our 2022 Credit Agreement, and had available borrowing capacity of $1.4 billion, net of outstanding CP Program borrowings, and were in compliance with all covenants under both aforementioned credit agreements.
CP Program
Under the CP Program, we may issue unsecured commercial paper notes up to a maximum aggregate amount of $3.0 billion. Subject to notice and certain other requirements of the CP Program, we may increase the aggregate
_____________________________________________________________________

amount available for issuance up to $3.5 billion. From time to time, we use borrowings under the CP Program for general corporate purposes, including the funding of acquisitions, debt repayment, dividend payments and repurchases of our common stock.
During the two quarters ended June 28, 2024, we had a maximum outstanding balance of $2.8 billion and a daily average outstanding balance of $2.4 billion under our CP Program. We expect balances under the CP Program to remain elevated as compared to historical norms through fiscal 2025. For further information about our Credit Agreements and CP Program, see Note G: Debt and Credit Arrangements in the Notes.
Debt
At June 28, 2024, we had $11.2 billion of outstanding long-term debt, net, including the current portion of long-term debt, net and financing lease obligations, the majority of which we incurred in connection with merger and acquisition activity.
During the two quarters ended June 28, 2024, we closed the issuance and sale of $2.25 billion aggregate principal amount of the 2024 Notes and used the proceeds to repay the entire outstanding $2.25 billion drawn on Term Loan 2025. Additionally, we repaid the $350 million aggregate principal amount of our 3.95% 2024 Notes. For further information about our long-term debt, see Note G: Debt and Credit Arrangements in the Notes and Note 8: Debt and Credit Arrangements in our Fiscal 2023 Form 10-K.
Liquidity Assessment
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity for the next twelve months and in the longer term, although, we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt. See Part I. Item 1A. Risk Factors in our Fiscal 2023 Form 10-K.
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
Our total additions of property, plant and equipment net of proceeds from the sale of property, plant and equipment for fiscal 2024 are expected to be approximately 2% of revenue. Other than operating expenses, cash uses for fiscal 2024 are expected to consist primarily of additions of property, plant and equipment, dividend payments, debt repayments, LHX NeXt implementation costs and repurchases under our share repurchase program. See “Capital Structure and Resources” and “Material Cash Requirements and Commercial Commitments” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Form 10-K for further information regarding our cash requirements.
Funding of Pension Plans
With respect to our U.S. qualified defined benefit pension plans, we intend to contribute annually no less than the required minimum funding thresholds. We do not expect to make material contributions to these plans in fiscal 2024.
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net defined benefit plan assets of $210 million as of June 28, 2024. See Note 9: Retirement Benefits in our Fiscal 2023 Form 10-K and Note H: Retirement Benefits in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the two quarters ended June 28, 2024, we used $322 million to repurchase 1.5 million shares of our common stock under our share repurchase program at an average price per share of $215.24, including commissions of $0.02 per share. During the two quarters ended June 28, 2024, $27 million in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
_____________________________________________________________________

At June 28, 2024, we had a remaining unused authorization under our repurchase program of $3.6 billion. See “Liquidity, Capital Resources and Financial Strategies” in our Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Form 10-K and Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Report for further information regarding common stock repurchases.
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
There can be no assurance that our business will continue to generate cash flows at current levels or that the cost or availability of future borrowings, if any, under our CP Program, credit facilities, or in the debt markets will not be impacted by any potential future credit or capital markets disruptions. If we are unable to maintain cash balances, generate cash flow from operations, borrow under our CP Program or increase the aggregate amount available under our CP Program or our credit facilities sufficient to service our obligations, we may be required to reduce capital expenditures, reduce or terminate our share repurchases, obtain additional financing or sell assets. Our ability to make principal payments or pay interest on or refinance our indebtedness depends on our future performance and financial results, which, to a certain extent, are subject to general conditions affecting the defense, government and other markets we serve and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control.
CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the critical accounting estimates disclosed in “Critical Accounting Estimates” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Form 10-K, except, as set forth below.
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
See Note E: Goodwill and Other Intangible Assets in the Notes for more information.
Impact of Recently Issued Accounting Pronouncements
There have been no new accounting pronouncements which became effective during the two quarters ended June 28, 2024 that have had a material impact on our Condensed Consolidated Financial Statements.
_____________________________________________________________________

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS
This Report contains forward-looking statements that involve risks and uncertainties, as well as assumptions that may not materialize or prove correct, which could cause our results to differ materially from those expressed in or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; future political conditions; the outcome of contingencies or litigation; environmental remediation cost estimates; the potential level of share repurchases, dividends or pension contributions; potential divestitures and the timing thereof; the value of contract awards and programs; expected revenue; expected cash flows or capital expenditures; our beliefs or expectations; activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future; and assumptions underlying any of the foregoing. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “could,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions. You should not place undue reliance on these forward-looking statements, which reflect our management’s opinions only as of the date of filing of this Report and are not guarantees of future performance or actual results. Factors that might cause our results to differ materially from those expressed in or implied by these forward-looking statements, from our current expectations or projections or from our historical results include, but are not limited to, those discussed in Part I. Item 1A. Risk Factors in our Fiscal 2023 Form 10-K and in Part II. Item 1A. Risk Factors of this Report. All forward-looking statements are qualified by, and should be read in conjunction with, those risk factors. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements, whether as a result of new information, future events or developments or otherwise, after the date of filing of this Report or, in the case of any document incorporated by reference, the date of that document.
The following are some of the factors we believe could cause our actual results to differ materially from our historical results or our current expectations or projections. Other factors besides those listed here also could adversely affect us. See Part I. Item 1A. Risk Factors in our Fiscal 2023 Form 10-K and Part II. Item 1A. Risk Factors of this Report for more information regarding factors that might cause our results to differ materially from those expressed in or implied by the forward-looking statements contained in this Report.
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
In the normal course of business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates and market return fluctuations on our defined benefit plans. Other than the debt refinanced as discussed in the Liquidity and Capital Resources section of Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations above, there were no material changes during the two quarters ended June 28, 2024, with respect to the information appearing in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2023 Form 10-K.
_____________________________________________________________________

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate to allow timely decisions regarding required disclosures. As required by Rule 13a-15 under the Exchange Act, as of June 28, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our CEO and our CFO. Based on this work and other evaluation procedures, our management, including our CEO and CFO, has concluded that as of June 28, 2024, our disclosure controls and procedures were effective.
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
As part of our acquisition of AJRD, we are in the process of incorporating our controls and procedures with respect to AJRD’s operations, and we will include internal controls with respect to AJRD’s operations in our assessment of the effectiveness of our ICFR as of the end of fiscal 2024. Other than changes related to incorporating our controls and procedures with respect to AJRD operations, there have been no changes in our ICFR that occurred during the quarter ended June 28, 2024 that have materially affected, or are reasonably likely to materially affect, our ICFR.
_____________________________________________________________________

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
On March 4, 2024, Plaintiff Bruce Taylor (“Plaintiff”), a purported stockholder of ours, filed a putative class action complaint (“Complaint”) in the Court of Chancery of the State of Delaware (“Court”) against the Company and the members of our Board of Directors, as well as D. E. Shaw Oculus Portfolios, L.L.C. and D. E. Shaw Valence Portfolios, L.L.C. (together, the “D. E. Shaw Parties” and collectively, the “Defendants”) under the caption Taylor v. L3Harris Technologies, Inc., C.A. No. 2024-0205-JTL (the “Action”). Plaintiff alleged that certain provisions in a Cooperation Agreement dated December 10, 2023 between the Company and the D. E. Shaw Parties, as defined and described in the Company’s prior Form 8-K, filed with the SEC on December 11, 2023, were invalid under Section 141(a) of the Delaware General Corporation Law insofar as they allegedly required the Company’s Board to (i) “recommend that the shareholders of the Company vote to elect” and (ii) “use its reasonable best efforts to support and solicit proxies for the election of” certain directors in connection with the Company’s 2024 annual meeting (the “Recommendation Provisions”). The Defendants believe that the allegations of the Complaint were meritless, deny those allegations, and deny that any violation of applicable law has occurred. However, solely to minimize expenses and distraction and to avoid the uncertainty of any litigation, on March 26, 2024, the Company and the D. E. Shaw Parties entered into a “Limited Mutual Waiver” through which (i) the D. E. Shaw Parties irrevocably waived any and all obligations of the Company pursuant to the Recommendation Provisions and (ii) the Company agreed to notify, and irrevocably waive certain obligations of, the D. E. Shaw Parties in the event the Company’s Board changed its recommendation regarding the election of certain directors in connection with the Company’s 2024 annual meeting.
On March 28, 2024, the parties entered into a proposed Stipulation and Order Voluntarily Dismissing The Action As Moot And Retaining Jurisdiction to Determine Plaintiff’s Counsel’s Application for an Award of Attorneys’ Fees and Expenses (the “Stipulation and Proposed Order”), pursuant to which the Court would retain jurisdiction regarding any application Plaintiff may make for an award of attorneys’ fees.
The Court entered the Stipulation and Proposed Order the same day, and retained jurisdiction to approve a form of notice concerning attorneys’ fees payable to Plaintiff in connection with the Limited Mutual Waiver and the Action. The Company subsequently agreed to pay $500,000 in attorneys’ fees and expenses in full satisfaction of any and all claims by Plaintiff and all of his counsel for fees and expenses in the Action.
On July 1, 2024 the Court entered an order closing the Action, subject to the Company filing an affidavit with the Court confirming that this notice has been issued. In entering the order, the Court was not asked to review, and did not pass judgment on, the payment of the attorneys’ fees and expenses or their reasonableness. Plaintiff’s counsel are Kurt M. Heyman and Aaron M. Nelson of Heyman Enerio Gattuso & Hirzel LLP, (302) 472-7300. Counsel to the Company and the individual defendants are Raymond J. DiCamillo and Matthew D. Perri of Richards, Layton & Finger, P.A., (302) 651-7700.
In addition to the foregoing, see also Note Q: Legal Proceedings and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Part I. Item 3. Legal Proceedings in our Fiscal 2023 Form 10-K.

ITEM 1A.	RISK FACTORS.
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth in Part I. Item 1A. Risk Factors in our Fiscal 2023 Form 10-K. There have been no material changes to the risk factors disclosed in our Fiscal 2023 Form 10-K. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flows and equity.
_____________________________________________________________________

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended June 28, 2024:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)

Month No. 1
(March 30, 2024 - April 26, 2024)
Repurchase program(1)	—	$—	—	$3,702
Employee transactions(2)	1,993	$203.56	—	—
Month No. 2
(April 27, 2024 - May 24, 2024)
Repurchase program(1)	30,000	$217.05	30,000	$3,696
Employee transactions(2)	4,182	$213.44	—	—
Month No. 3
(May 25, 2024 - June 28, 2024)
Repurchase program(1)	378,000	$220.59	378,000	$3,612
Employee transactions(2)	22,354	$226.29	—	—
Total	436,529		408,000	$3,612
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
Sales of Unregistered Equity Securities
During the quarter ended June 28, 2024, we did not issue or sell any unregistered equity securities.

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
_____________________________________________________________________

The following table includes the material terms (other than with respect to the price) of each 10b5-1 Plan adopted or terminated by our executive officers and directors during the quarter ended June 28, 2024:

Name and title	Date of adoption of 10b5-1 Plan(1)	Scheduled expiration date of 10b5-1 Plan(2)	Aggregate number of shares of common stock to be purchased or sold(3)

Ross Niebergall President, AR	June 3, 2024	December 13, 2024	Up to 12,214 shares, including 3,250 shares underlying options expiring in 2027
_______________
(1) Transactions under each Rule 10b5-1 Plan commence no earlier than 90 days after adoption, or such later date as required by Rule 10b5-1.
(2) Each Rule 10b5-1 Plan may expire on such earlier date as all transactions are completed.
(3) Each Rule 10b5-1 Plan provides for shares to be sold on multiple predetermined dates.

ITEM 6.	EXHIBITS.
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC
(4.1)    Restated Certificate of Incorporation of L3Harris Technologies, Inc. (1995), as amended, incorporated herein by reference to Exhibit 4(a) to L3Harris Technologies, Inc.’s Registration Statement on Form S-8, Registration No. 333-279040, filed with the SEC on May 1, 2024.
*(10.1)     L3Harris Technologies, Inc. 2024 Equity Incentive Plan, incorporated herein by reference to Exhibit 4(d) to L3Harris Technologies, Inc.’s Registration Statement on Form S-8, Registration Statement No. 333- 279040, filed with the SEC on May 1, 2024.
*(10.2)     L3Harris Technologies, Inc. Performance Unit Award Agreement Terms and Conditions (Effective April 19, 2024).
*(10.3)     L3Harris Technologies, Inc. Restricted Unit Award Agreement Terms and Conditions (Effective April 19, 2024).
*(10.4)     L3Harris Technologies, Inc. Stock Option Award Agreement Terms and Conditions (Effective April 19, 2024).
*(10.5)    Amendment Number 1 to the L3Harris Technologies, Inc. Retirement Savings Plan (Amended and Restated Effective January 1, 2024), dated May 14, 2024.
*(10.6)     Amendment Number 2 to the L3Harris Technologies, Inc. Retirement Savings Plan (Amended and Restated Effective January 1, 2024), dated June 6, 2024.
*(10.7)     L3Harris Excess Retirement Savings Plan, as amended and restated.
(15)    Letter Regarding Unaudited Interim Financial Information.
(31.1)    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)    Section 1350 Certification of Chief Executive Officer.
(32.2)    Section 1350 Certification of Chief Financial Officer.
(101) The financial information from L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.
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

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: July 26, 2024	By:	/s/ KENNETH L. BEDINGFIELD
Kenneth L. Bedingfield
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
_____________________________________________________________________