Form 10-Q
period 2024-09-27
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2024-10-25
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of October 18, 2024 was 189,668,364.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For the Quarter Ended September 27, 2024
This Quarterly Report on Form 10-Q (this “Report”) contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

_____________________________________________________________________

Cautionary Statement Regarding Forward-Looking Statements
This Report contains forward-looking statements within the meaning of federal securities laws that involve risks, uncertainties and assumptions that could cause our results to differ materially from such forward-looking statements. Examples include, but are not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook; future political or budget conditions; the outcome of contingencies or litigation; the potential level of share repurchases, dividends or pension contributions; potential divestitures and the timing thereof; capital expenditures and capital structure; other financial items; and assumptions underlying any of the foregoing. Terminology, such as “believes,” “expects,” “may,” “could,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions may also identify forward-looking statements. You should not place undue reliance on forward-looking statements, which reflect our management’s current expectations, estimates, projections and assumptions and information currently available to our management as of the date of filing of this Report and are not guarantees of future performance or actual results. Important risks that could cause our results to differ materially from those expressed in or implied by these forward-looking statements or from our historical results include, but are not limited to, risks arising from: our dependence on competitive markets from U.S. Government customers; changes in contract mix; inflation; unilateral contract action by the U.S. Government; uncertain economic conditions; future geo-political events; supply chain disruptions; impact of LHX NeXt costs and savings; indebtedness; defined benefit plan liability and returns; interest rates; pending and contemplated divestitures; and other market factors. These important risks and other disclosures are described more fully in Part I. Item 1A. Risk Factors in our Fiscal 2023 Form 10-K and in Part II. Item 1A. Risk Factors of this Report. Forward-looking statements are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1955. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section, and we have no duty and disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements, whether as a result of new information, future events or developments or otherwise, after the date of filing of this Report or, in the case of any document incorporated by reference, the date of that document.

_____________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Quarter Ended		Three Quarters Ended
(In millions, except per share amounts)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023

Revenue	$5,292	$4,915	$15,802	$14,079
Cost of revenue	(3,873)	(3,608)	(11,675)	(10,419)
General and administrative expenses	(924)	(828)	(2,778)	(2,388)
Operating income	495	479	1,349	1,272
Non-service FAS pension income and other, net(1)	101	80	275	245
Interest expense, net	(166)	(159)	(514)	(372)
Income before income taxes	430	400	1,110	1,145
Income taxes	(26)	(18)	(54)	(73)
Net income	404	382	1,056	1,072
Noncontrolling interests, net of income taxes	(4)	1	(7)	(3)
Net income attributable to L3Harris Technologies, Inc.	$400	$383	$1,049	$1,069

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic	$2.11	$2.02	$5.53	$5.64
Diluted	$2.10	$2.02	$5.50	$5.61

Basic weighted-average common shares outstanding	189.6	189.3	189.7	189.6
Diluted weighted-average common shares outstanding	190.5	190.1	190.7	190.6
_______________
(1)“FAS” is defined as Financial Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Quarter Ended		Three Quarters Ended
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023

Net income	$404	$382	$1,056	$1,072
Other comprehensive income (loss):
Foreign currency translation income (loss), net of income taxes	43	(45)	22	(10)
Net unrealized income (loss) on hedging derivatives, net of income taxes	5	(3)	2	6
Net unrecognized gains on postretirement obligations, net of income taxes	—	—	3	—
Other comprehensive income (loss) recognized during the period	48	(48)	27	(4)
Reclassification adjustments for gains included in net income	(8)	(10)	(23)	(29)
Other comprehensive income (loss), net of income taxes	40	(58)	4	(33)
Total comprehensive income	444	324	1,060	1,039
Comprehensive (income) loss attributable to noncontrolling interest	(4)	1	(7)	(3)
Total comprehensive income attributable to L3Harris Technologies, Inc.	$440	$325	$1,053	$1,036
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except shares)	September 27, 2024	December 29, 2023

Assets
Current assets
Cash and cash equivalents	$539	$560
Receivables, net of allowances for collection losses of $20 and $15, respectively	1,042	1,230
Contract assets	3,401	3,196
Inventories, net	1,399	1,472
Income taxes receivable	329	61
Other current assets	462	430
Assets of business held for sale	1,130	1,106
Total current assets	8,302	8,055
Non-current assets
Property, plant and equipment, net	2,795	2,862
Goodwill	20,433	19,979
Intangible assets, net	7,874	8,540
Deferred income taxes	119	91
Other non-current assets	2,366	2,160
Total assets	$41,889	$41,687

Liabilities and equity
Current liabilities
Short-term debt	$1,177	$1,602
Current portion of long-term debt, net	640	363
Accounts payable	2,049	2,106
Contract liabilities	1,878	1,900
Compensation and benefits	402	544
Income taxes payable	35	88
Other current liabilities	1,549	1,129
Liabilities of business held for sale	243	272
Total current liabilities	7,973	8,004
Non-current liabilities
Long-term debt, net	11,093	11,160
Deferred income taxes	885	815
Other long-term liabilities	2,876	2,879
Total liabilities	22,827	22,858
Equity
Shareholders’ Equity:
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 189,548,670 and 189,808,581 shares at September 27, 2024 and December 29, 2023, respectively	190	190
Paid-in capital	15,487	15,553
Retained earnings	3,515	3,220
Accumulated other comprehensive loss	(194)	(198)
Total shareholders’ equity	18,998	18,765
Noncontrolling interests	64	64
Total equity	19,062	18,829
Total liabilities and equity	$41,889	$41,687
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Quarters Ended
(In millions)	September 27, 2024	September 29, 2023

Operating Activities
Net income	$1,056	$1,072
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	963	816
Share-based compensation	76	67
Pension and other postretirement benefit plan income	(215)	(209)
Share-based matching contributions under defined contribution plans	199	172
Deferred income taxes	220	(277)
(Increase) decrease in:
Receivables, net	163	53
Contract assets	(372)	(136)
Inventories, net	46	(195)
Other current assets	(32)	(87)
Increase (decrease) in:
Accounts payable	(45)	(18)
Contract liabilities	(150)	202
Compensation and benefits	(145)	(55)
Other current liabilities	59	(27)
Income taxes	(258)	15
Other operating activities	(135)	(86)
Net cash provided by operating activities	1,430	1,307
Investing Activities
Net cash paid for acquired businesses	—	(6,688)
Additions to property, plant and equipment	(290)	(312)
Proceeds from sales of businesses, net	158	71
Other investing activities	(19)	(9)
Net cash used in investing activities	(151)	(6,938)
Financing Activities
Proceeds from borrowings, net of issuance cost	2,826	7,568
Repayments of borrowings	(2,609)	(3,159)
Change in commercial paper, maturities under 90 days, net	93	1,330
Proceeds from commercial paper, maturities over 90 days	688	701
Repayments of commercial paper, maturities over 90 days	(1,205)	—
Proceeds from exercises of employee stock options	111	18
Repurchases of common stock	(512)	(518)
Dividends paid	(665)	(652)
Other financing activities	(36)	(34)
Net cash (used in) provided by financing activities	(1,309)	5,254
Effect of exchange rate changes on cash and cash equivalents	9	(4)
Net decrease in cash and cash equivalents	(21)	(381)
Cash and cash equivalents, beginning of period	560	880
Cash and cash equivalents, end of period	$539	$499
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).
_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Quarter Ended		Three Quarters Ended
(In millions, except per share amounts)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023

Common Stock
Beginning balance	$190	$189	$190	$191
Shares issued under stock incentive plans	—	—	1	—
Shares issued under defined contribution plans	—	—	1	1
Repurchases and retirement of common stock	—	—	(2)	(3)
Ending balance	190	189	190	189
Paid-in Capital
Beginning balance	15,516	15,391	15,553	15,677
Shares issued under stock incentive plans	48	5	110	18
Shares issued under defined contribution plans	57	51	198	171
Share-based compensation expense	23	22	76	67
Tax withholding payments on share-based awards	(1)	—	(28)	(28)
Repurchases and retirement of common stock	(156)	—	(421)	(433)
Other	—	1	(1)	(2)
Ending balance	15,487	15,470	15,487	15,470
Retained Earnings
Beginning balance	3,368	3,111	3,220	2,943
Net income attributable to L3Harris Technologies, Inc.	400	383	1,049	1,069
Repurchases and retirement of common stock	(34)	—	(89)	(82)
Cash dividends	(220)	(216)	(665)	(652)
Other	1	—	—	—
Ending balance	3,515	3,278	3,515	3,278
Accumulated Other Comprehensive Loss
Beginning balance	(234)	(263)	(198)	(288)
Other comprehensive income (loss), net of income taxes	40	(58)	4	(33)
Ending balance	(194)	(321)	(194)	(321)
Noncontrolling Interests
Beginning balance	64	103	64	101
Net income (loss) attributable to noncontrolling interests	4	(1)	7	3
Other	(4)	(2)	(7)	(4)
Ending balance	64	100	64	100
Total Equity	$19,062	$18,716	$19,062	$18,716
Cash dividends per share	$1.16	$1.14	$3.48	$3.42

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
Reclassifications
The classifications of certain prior year amounts have been adjusted in our Condensed Consolidated Financial Statements and these Notes to conform to current year classifications.
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
The weighted-average number of common shares outstanding used to compute basic and diluted EPS were as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023

Basic weighted-average common shares outstanding	189.6	189.3	189.7	189.6
Impact of dilutive share-based awards	0.9	0.8	1.0	1.0
Diluted weighted-average common shares outstanding	190.5	190.1	190.7	190.6
Diluted EPS excludes the antidilutive impact of 1.0 million and 2.7 million weighted-average share-based awards outstanding for the quarter and three quarters ended September 27, 2024, respectively, and 2.0 million weighted-average share-based awards outstanding for the three quarters ended September 29, 2023.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Contract assets and contract liabilities are summarized below:

(In millions)	September 27, 2024	December 29, 2023

Contract assets	$3,401	$3,196
Contract liabilities, current	(1,878)	(1,900)
Contract liabilities, non-current(1)	(93)	(94)
Net contract assets	$1,430	$1,202
_______________
(1)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet.
There were no significant credit or impairment losses related to our contract assets during the quarter and three quarters ended September 27, 2024 or the quarter and three quarters ended September 29, 2023. Revenue recognized related to contract liabilities that were outstanding at the end of the respective prior fiscal year were $193 million and $1,241 million for the quarter and three quarters ended September 27, 2024, respectively, and $223 million and $1,121 million for the quarter and three quarters ended September 29, 2023, respectively.
NOTE D: INVENTORIES, NET
Inventories, net are summarized below:

(In millions)	September 27, 2024	December 29, 2023

Finished products	$238	$217
Work in process	375	427
Materials and supplies	786	828
Inventories, net	$1,399	$1,472
NOTE E: GOODWILL AND INTANGIBLE ASSETS
Goodwill
The assignment of goodwill and changes in the carrying amount of goodwill, by business segment, were as follows:

(In millions)	SAS	IMS	CS	AR	Total

Balance at December 29, 2023	$6,110	$6,564	$4,940	$2,365	$19,979
Goodwill from AJRD acquisition (1)	—	—	—	537	537
Impairment of goodwill(2)	(14)	—	—	—	(14)
Goodwill decrease from divestitures(2)	(79)	—	—	—	(79)
Currency translation adjustments	14	(3)	(1)	—	10
Balance at September 27, 2024	$6,031	$6,561	$4,939	$2,902	$20,433
_______________
(1)Represents the effect of measurement period adjustments associated with the acquisition of Aerojet Rocketdyne Holdings, Inc. (“AJRD”) during the three quarters ended September 27, 2024. See Note O: Acquisitions and Divestitures in these Notes for further information.
(2)Goodwill allocation and impairment recognized in connection with the Antenna Disposal Group divestiture. See Note O: Acquisitions and Divestitures in these Notes and our Form 10-Q for the quarter ended June 28, 2024 for further information related to the Antenna Disposal Group divestiture and associated goodwill allocation and impairment testing, respectively.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At September 27, 2024 and December 29, 2023, accumulated goodwill impairment losses totaled $80 million, $1,126 million and $355 million at our Space & Airborne Systems (“SAS”), Integrated Mission Systems (“IMS”) and Communication System (“CS”) segments, respectively. There are no accumulated impairments for our Aerojet Rocketdyne (“AR”) segment.
Intangible Assets
Intangible assets, net are summarized below:

	September 27, 2024			December 29, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$8,852	$(3,290)	$5,562	$8,892	$(2,733)	$6,159
Developed technologies	853	(469)	384	856	(413)	443
Trade names	185	(61)	124	185	(50)	135
Other, including contract backlog	3	(2)	1	4	(4)	—
Total finite-lived intangible assets	9,893	(3,822)	6,071	9,937	(3,200)	6,737
Trade name — indefinite-lived	1,803	—	1,803	1,803	—	1,803
Total intangible assets, net	$11,696	$(3,822)	$7,874	$11,740	$(3,200)	$8,540

For further description of our accounting policies related to intangible assets acquired in the AJRD acquisition, see Note O: Acquisitions and Divestitures in these Notes, and for our accounting policies related to all other intangible assets, see Note 6: Goodwill and Intangible Assets in our Fiscal 2023 Form 10-K.
Amortization expense for intangible assets was $210 million and $642 million for the quarter and three quarters ended September 27, 2024, respectively, and $208 million and $546 million for the quarter and three quarters ended September 29, 2023, respectively.
Future estimated amortization expense for intangible assets is as follows:

(In millions)

Next 12 months	$791
Months 13-24	718
Months 25-36	569
Months 37-48	518
Months 49-60	440
Thereafter	3,035
Total	$6,071
NOTE F: INCOME TAXES
Our effective tax rate (“ETR”) was 6.0% and 4.9% for the quarter and three quarters ended September 27, 2024, respectively, and 4.5% and 6.4% for the quarter and three quarters ended September 29, 2023, respectively. The ETR for all periods benefited from research and development (“R&D”) credits and tax deductions for foreign derived intangible income (“FDII”), with additional benefits from favorable adjustments recognized upon finalization of our 2023 tax returns in the quarter and three quarters ended September 27, 2024 and favorable resolution of specific audit uncertainties in the three quarters ended September 27, 2024 and the quarter and three quarters ended September 29, 2023.
During the quarter ended September 27, 2024, we completed our 2023 Federal tax return and recorded the associated return-to-provision adjustments. On the 2023 Federal tax return, we requested an automatic tax accounting method change, pursuant to the interim guidance in Section 8 of IRS Notice 2023-63, adjusting our percentage of completion method for tax purposes to include the amortization of research and experimental expenditures, rather than the capitalized amount of such expenditures. This automatic tax accounting method change resulted in an increase to income taxes receivable and an offsetting increase in our deferred income taxes.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE G: DEBT AND CREDIT ARRANGEMENTS
Long-Term Debt
Long-term debt, net is summarized below:

(In millions)	September 27, 2024	December 29, 2023

Variable-rate debt:
Term loan, due November 21, 2025 (“Term Loan 2025”)	$—	$2,250

Fixed-rate debt:
3.95% notes, due May 28, 2024 (“3.95% 2024 Notes”)	—	350
3.832% notes, due April 27, 2025 (“3.832% 2025 Notes”)	600	600
7.00% debentures, due January 15, 2026	100	100
3.85% notes, due December 15, 2026	550	550
5.40% notes, due January 15, 2027(1)	1,250	1,250
6.35% debentures, due February 1, 2028	26	26
4.40% notes, due June 15, 2028	1,850	1,850
5.05% notes, due June 1, 2029 (“5.05% 2029 Notes”)	750	—
2.90% notes, due December 15, 2029	400	400
1.80% notes, due January 15, 2031	650	650
5.25% notes, due June 1, 2031 (“5.25% 2031 Notes”)	750	—
5.40% notes, due July 31, 2033(1)	1,500	1,500
5.35% notes, due June 1, 2034 (“5.35% 2034 Notes”)	750	—
4.854% notes, due April 27, 2035	400	400
6.15% notes, due December 15, 2040	300	300
5.054% notes, due April 27, 2045	500	500
5.60% notes, due July 31, 2053(1)	500	500
5.50% notes, due August 15, 2054 (“5.50% 2054 Notes”)	600	—
Total variable and fixed-rate debt	11,476	11,226
Financing lease obligations and other debt	300	300
Long-term debt, including the current portion of long-term debt	11,776	11,526
Plus: unamortized bond premium	41	51
Less: unamortized discounts and issuance costs	(84)	(54)
Long-term debt, including the current portion of long-term debt, net	11,733	11,523
Less: current portion of long-term debt, net	(640)	(363)
Total long-term debt, net	$11,093	$11,160
_______________
(1) Collectively, the “AJRD Notes.”
Long-Term Debt Issued
On March 13, 2024, we closed the issuance and sale of $2.25 billion aggregate principal amount of new long-term fixed-rate debt consisting of the 5.05% 2029 Notes, the 5.25% 2031 Notes, and the 5.35% 2034 Notes. (collectively, the “March Issued 2024 Notes”). The March Issued 2024 Notes were used to repay Term Loan 2025, including related fees and expenses, which had an outstanding balance of $2.25 billion at December 29, 2023.
Interest on the March Issued 2024 Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2024.
On August 2, 2024, we closed the issuance and sale of $600 million aggregate principal amount of the 5.50% 2054 Notes and used the net proceeds to repay borrowings under our commercial paper program (“CP Program”).
Interest on the 5.50% 2054 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2025.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We may, at our option, redeem the March Issued 2024 Notes and the 5.50% 2054 Notes at any time, and from time to time, in whole or in part, at the applicable redemption price, as defined in the respective notes. Both the March Issued 2024 Notes and the 5.50% 2054 Notes rank equally in right of payment with all of our existing unsecured and unsubordinated indebtedness.
We incurred debt issuance costs of $20 million and $7 million for the March Issued 2024 Notes and the 5.50% 2054 Notes, respectively, which are being amortized over the life of each respective note. Such amortization is included as a component of the “Interest expense, net” line item in our Condensed Consolidated Statement of Operations.
Long-Term Debt Repayments
On March 14, 2024, we repaid the entire outstanding $2.25 billion drawn on Term Loan 2025, which at time of repayment had a variable interest rate of 6.7%, with proceeds from the issuance of the March Issued 2024 Notes, which bear fixed interest rates between 5.05% and 5.35%. Additionally, during the quarter ended June 28, 2024, we repaid the $350 million aggregate principal amount of our 3.95% 2024 Notes.
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
At September 27, 2024, we had no outstanding borrowings under either our 2024 Credit Agreement or our 2022 Credit Agreement, had available borrowing capacity of $2.3 billion, net of outstanding CP Program borrowings and were in compliance with all covenants under both aforementioned credit agreements.
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
At September 27, 2024 and December 29, 2023, we had $1.2 billion and $1.6 billion in outstanding notes under our CP Program, respectively, which is included as a component of the “Short-term debt” line item in our Condensed Consolidated Balance Sheet. The outstanding notes under our CP Program had a weighted-average interest rate of 5.32% and 5.95% at September 27, 2024 and December 29, 2023, respectively.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE H: RETIREMENT BENEFITS
The following tables provide the components of our net periodic benefit income for our defined benefit plans, including defined benefit pension plans and other postretirement benefit (“OPEB”) plans:

	Quarter Ended
	September 27, 2024		September 29, 2023
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost	$8	$—	$10	$—
Non-operating
Interest cost	99	3	100	3
Expected return on plan assets	(165)	(5)	(162)	(5)
Amortization of net actuarial gain	(1)	(4)	(2)	(5)
Amortization of prior service credit	(7)	—	(7)	—
Non-service cost periodic benefit income	(74)	(6)	(71)	(7)
Net periodic benefit income	$(66)	$(6)	$(61)	$(7)

	Three Quarters Ended
	September 27, 2024		September 29, 2023
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost	$25	$1	$22	$1
Non-operating
Interest cost	296	8	283	8
Expected return on plan assets	(495)	(15)	(467)	(15)
Amortization of net actuarial gain	(3)	(13)	(7)	(15)
Amortization of prior service (credit) cost	(20)	1	(20)	1
Non-service cost periodic benefit income	(222)	(19)	(211)	(21)
Net periodic benefit income	$(197)	$(18)	$(189)	$(20)
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
NOTE I: STOCK OPTIONS AND OTHER SHARE-BASED COMPENSATION
At September 27, 2024, we had stock options and other share-based compensation awards outstanding under three shareholder-approved employee stock incentive plans, including our 2024 Equity Incentive Plan, which was approved by our shareholders on April 19, 2024, as well as under other existing employee equity incentive plans assumed by L3Harris (collectively, the “L3Harris SIPs”). Total share-based compensation expense was $23 million and $76 million for the quarter and three quarters ended September 27, 2024, respectively, and $22 million and $67 million for the quarter and three quarters ended September 29, 2023, respectively.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Awards granted to participants under L3Harris SIPs and the weighted-average grant-date fair value per share or unit during the three quarters ended September 27, 2024 and September 29, 2023 were as follows:

	Three Quarters Ended
	September 27, 2024		September 29, 2023
(In millions, except per share/units amounts)	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit

Stock option shares granted(1)	0.4	$50.99	0.4	$54.63
Restricted stock units granted(2)	0.2	$214.00	0.3	$200.61
Performance share units granted(3)	0.2	$230.09	0.2	$223.09
_______________
(1)Other than certain stock options granted in connection with new hires, our stock options generally ratably vest in equal amounts over a three-year period.
(2)Other than certain restricted stock units granted in connection with new hires, our restricted stock units generally cliff vest after three years.
(3)Our performance share units are subject to performance criteria and generally vest after the three-year performance period.
The aggregate number of shares of our common stock issued under L3Harris SIPs, net of shares withheld for tax purposes, was 0.4 million and 1.2 million for the quarter and three quarters ended September 27, 2024, respectively, and was 0.1 million and 0.5 million for the quarter and three quarters ended September 29, 2023, respectively.
See Note 10: Stock Options and Other Share-Based Compensation in our Fiscal 2023 Form 10-K for additional information regarding the L3Harris SIPs.
NOTE J: ACCUMULATED OTHER COMPREHENSIVE LOSS (“AOCL”)
At September 27, 2024 and December 29, 2023, AOCL was $194 million and $198 million, respectively. Changes in AOCL, net of tax, consisted of $27 million of other comprehensive income before reclassifications, primarily from currency translation gains, and $23 million of net gains reclassified to earnings, primarily associated with amortization of unrecognized postretirement benefit plan obligations.
At September 29, 2023 and December 30, 2022, AOCL was $321 million and $288 million, respectively. Changes in AOCL, net of tax, consisted of $4 million of other comprehensive loss before reclassifications, primarily from currency translation losses, partially offset by net unrealized gains on hedging derivatives, and $29 million of net gains reclassified to earnings, primarily associated with amortization of unrecognized postretirement benefit plan obligations.
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
The following table presents assets and liabilities measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheet:

	September 27, 2024		December 29, 2023
(In millions)	Total	Level 1	Total	Level 1

Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$121	$121	$106	$106
Investments measured at NAV:
Corporate-owned life insurance	40		37
Total fair value of deferred compensation plan assets	$161		$143

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$11	$11	$18	$18
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	338		274
Total fair value of deferred compensation plan liabilities	$349		$292
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
The following table presents the carrying amounts and estimated fair values of long-term debt that is not carried at fair value in our Condensed Consolidated Balance Sheet:

	September 27, 2024		December 29, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Term Loan 2025(1)	$—	$—	$2,250	$2,250
All other long-term debt, net (including current portion)(2)	11,733	11,921	9,273	9,199
Long-term debt, including the current portion of long-term debt, net	$11,733	$11,921	$11,523	$11,449
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
See Note E: Goodwill and Intangible Assets and Note O: Acquisitions and Divestitures in these Notes and Note 13: Acquisitions, Divestitures and Asset Sales in our Fiscal 2023 Form 10-K for additional information regarding fair value measurements associated with acquisitions, divestitures and goodwill.
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
Net EAC adjustments had the following impact to earnings for the periods presented:

	Quarter Ended		Three Quarters Ended
(In millions, except per share amounts)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023

Net EAC adjustments, before income taxes	$—	$(10)	$19	$(97)
Net EAC adjustments, net of income taxes	—	(8)	15	(73)
Net EAC adjustments, net of income taxes, per diluted share	—	(0.04)	0.08	(0.38)

Revenue recognized from performance obligations satisfied in prior periods was $48 million and $135 million for the quarter and three quarters ended September 27, 2024, respectively, and $28 million and $97 million for the quarter and three quarters ended September 29, 2023, respectively.
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
At September 27, 2024, our ending backlog was $33.8 billion. We expect to recognize approximately 45% of the revenue associated with this backlog over the next twelve months and an additional 25% over the following twelve months, with the remainder to be recognized thereafter.
NOTE N: RESTRUCTURING AND OTHER EXIT COSTS
From time to time, we record charges for restructuring and other exit activities related to changes in management structure and fundamental reorganizations that affect the nature and focus of operations, such as our LHX NeXt initiative described below. Such charges may include severance benefits and costs to consolidate facilities or relocate employees. We record these charges at their fair value when incurred. In cases where employees are required to render service until they are terminated in order to receive the termination benefits and will be retained beyond the minimum retention period, we record the expense ratably over the future service period.
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
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Changes to our liabilities for restructuring and other exit costs during the three quarters ended September 27, 2024 were as follows:

(In millions)	Employee Severance Related Costs

Balance at December 29, 2023(1)	$4
Additional provisions(2)	69
Payments	(64)
Total changes	5
Balance at September 27, 2024(1)	$9
_______________
(1)Our liabilities, which we expect will be paid in the next twelve months, are included in the “Compensation and benefits” line item in our Condensed Consolidated Balance Sheet.
(2)Included as a component of the “General and administrative expenses” line item in our Condensed Consolidated Statement of Operations.
NOTE O: ACQUISITIONS AND DIVESTITURES
Acquisition of AJRD
On July 28, 2023, we acquired AJRD, a technology-based engineering and manufacturing company that develops and produces missile solutions and technologies for strategic defense, missile defense, and hypersonic and tactical systems, as well as space propulsion and power systems for national security space and exploration missions. The acquisition provides us access to a new market. We acquired 100% of AJRD for a total net purchase price of $4,715 million. The acquisition was financed through the issuance and sale of the AJRD Notes and a draw down under the 2023 Credit Agreement. See Note 8: Debt and Credit Arrangements in our Fiscal 2023 Form 10-K for further information regarding the financing of the AJRD acquisition.
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
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We determined the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgement related to estimates. Our preliminary fair value estimates and assumptions to measure the assets acquired and liabilities assumed were subject to change as we obtained additional information during the measurement period. We completed our accounting for the acquisition during the quarter ended September 27, 2024. The following table summarizes the preliminary allocation of the fair value of consideration transferred to assets acquired and liabilities assumed as of the acquisition date and the adjustments recognized during the measurement period:

(In millions)	Preliminary as of July 28, 2023	Measurement Period Adjustments, Net(1)	Final as of September 27, 2024

Receivables	$156	$—	$156
Contract assets	338	(137)	201
Inventories, net	14	—	14
Income taxes receivable	3	2	5
Other current assets	114	19	133
Property, plant and equipment	574	10	584
Goodwill	2,348	554	2,902
Intangible assets	2,860	—	2,860
Other non-current assets	609	66	675
Total assets acquired	$7,016	$514	$7,530

Current portion of long-term debt, net	$1	$—	$1
Accounts payable	145	—	145
Contract liabilities	310	152	462
Compensation and benefits	116	1	117
Income taxes payable	6	(3)	3
Other current liabilities	278	390	668
Long-term debt, net	41	—	41
Deferred income taxes	398	(52)	346
Other long-term liabilities	1,006	26	1,032
Total liabilities assumed	$2,301	$514	$2,815

Fair value of consideration transferred	$4,715	$—	$4,715
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
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount rates, royalty rates related to the trade names intangible assets, revenue growth attributable to the intangible assets and remaining useful lives.
Forward Loss Provision. We have recorded a forward loss provision of $363 million which was included in the “Other current liabilities” line item in our Condensed Consolidated Balance Sheet. Since the completion of the acquisition of AJRD, we have undertaken significant operational efforts to further understand the root cause of identified preexisting manufacturing and supply chain challenges resulting in delivery delays, primarily related to certain Missile Solutions programs. We have identified operational activities necessary to remedy these challenges and inefficiencies and the incremental costs required as compared to its initial estimates and actual costs incurred. The incremental forward loss provisions relate to the increased cost estimates of labor and material to remedy the underlying preexisting technical and supply chain challenges. These cost increases impacted both cost-plus and fixed-price contracts in proportions that are consistent with the ratio of the overall AJRD revenue by contract type. The forward loss provisions will be recognized as a reduction to cost of sales as we incur actual costs associated with these estimates in satisfying the associated performance obligations. There will be no net impact on our Condensed Consolidated Statement of Operations. We recognized $46 million and $107 million of amortization related to the forward loss provision in the quarter and three quarters ended September 27, 2024, respectively.
Off-market Customer Contracts. We have identified certain customer contractual obligations as of the acquisition date with economic returns that are higher or lower than could be realized in market transactions and have recorded assets or liabilities for the acquisition date fair value of the off-market components. The acquisition date fair value of the off-market components is a net liability of $183 million, consisting of $48 million and $135 million included in the “Other current liabilities” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet, respectively, and excludes any amounts already recognized in forward loss provisions (see discussion in the preceding paragraph). Additional provisions to off-market customer contracts relate to labor and material cost increases primarily associated with supply chain and manufacturing challenges and inefficiencies. These cost increases impacted both cost-plus and fixed-price contracts in proportions that are consistent with the ratio of the overall AJRD revenue by contract type. We measured the fair value of these components as the amount by which the terms of the contract with the customer deviates from the terms that a market participant could have achieved at the acquisition date. The off-market components of these contracts will be recognized as an increase to revenue as we incur costs to satisfy the associated performance obligations. We recognized $12 million and $42 million of amortization related to off-market contract liabilities in the quarter and three quarters ended September 27, 2024, respectively.
Goodwill. The $2,902 million of goodwill recognized is attributable to AJRD’s market presence as one of the two primary providers of advanced propulsion and power systems for nearly every major U.S. government space and missile program, the assembled workforce and established operating infrastructure. The acquired goodwill is not tax deductible. See Note E: Goodwill and Intangible Assets in these Notes for further information.
Financial Results. See Note P: Business Segment Information in these Notes for the AR segment financial results for the quarter and three quarters ended September 27, 2024.
Acquisition-Related Costs. Acquisition-related costs have been expensed as incurred and are included in the “General and administrative expenses” line item in our Condensed Consolidated Statement of Operations. In connection with the AJRD acquisition, we recorded transaction and integration costs of $19 million and $63 million for the quarter and three quarters ended September 27, 2024, respectively, and $45 million and $67 million for the quarter and three quarters ended September 29, 2023, respectively.
Pending Divestiture of Commercial Aviation Solutions (“CAS Disposal Group”)
During the quarter ended December 29, 2023, we entered into a definitive agreement to sell our CAS Disposal Group for a cash purchase price of $700 million, with additional contingent consideration of up to $100 million, subject to customary purchase price adjustments and closing conditions as set forth in the agreement. As of September 27, 2024, the fair value less remaining estimated costs to sell of the CAS Disposal Group was $887 million, inclusive of consideration related to noncontrolling interest and accumulated other comprehensive income. Income before income taxes attributable to L3Harris Technologies, Inc. for the quarter and three quarters ended September 27, 2024 was $31 million and $87 million, respectively, and for the quarter and three quarters ended September 29, 2023 was $6 million and $43 million, respectively. The CAS Disposal Group, which is part of our IMS segment, provides integrated aircraft avionics, pilot training and data analytics services for the commercial aviation industry. The transaction is expected to close in fiscal 2024.
In connection with the preparation of our financial statements for fiscal 2023, we concluded that goodwill related to the CAS Disposal Group was impaired and we recorded a non-cash impairment charge of $296 million,
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
During the quarter and three quarters ended September 27, 2024, we recorded an additional valuation allowance due to an increase in the carrying value of the disposal group, and additional remaining estimated costs to sell which resulted in additional pre-tax losses of $29 million and of $44 million, respectively, inclusive of amounts attributable to noncontrolling interest. The pre-tax losses and the amount attributable to noncontrolling interest, after tax, are included in the “General and administrative expenses” and “Noncontrolling interests, net of income taxes” line items, respectively, in our Condensed Consolidated Statement of Operations for the quarter and three quarters ended September 27, 2024.
The carrying amounts of assets and liabilities of the CAS Disposal Group classified as held for sale in our Condensed Consolidated Balance Sheet were as follows:

(In millions)	September 27, 2024	December 29, 2023

Receivables, net	$96	$80
Contract assets	60	43
Inventories, net	158	145
Other current assets	22	33
Property, plant and equipment, net	48	41
Goodwill	536	534
Intangible assets, net	264	263
Other non-current assets	49	40
Valuation allowance	(103)	(73)
Total assets held for sale	$1,130	$1,106

Current portion of long-term debt	$1	$—
Accounts payable	88	111
Contract liabilities	43	48
Compensation and benefits	7	11
Other current liabilities	38	38
Long-term debt, net	3	—
Other long-term liabilities	63	64
Total liabilities held for sale	$243	$272
Divestiture of Antenna Disposal Group
On May 31, 2024, we completed the divestiture of our Antenna Disposal Group, which provides a variety of airborne and ground-based antennas and test equipment, to Kanders & Company, Inc. for net cash proceeds of $166 million (after selling costs and purchase price adjustments) and a $25 million note receivable, included in the Other non-current assets line item in our Condensed Consolidated Balance Sheet at September 27, 2024.
The carrying amounts of assets and liabilities included in the Antenna Disposal Group sale on May 31, 2024 were $265 million and $65 million, respectively. During the quarter ended June 28, 2024, $93 million of goodwill was assigned to the Antenna Disposal Group on a relative fair value basis. In connection with the preparation of our financial statements for the quarter ended June 28, 2024, we tested goodwill assigned to the Antenna Disposal Group and goodwill assigned to the retained businesses of the SAS reporting unit for impairment and concluded that goodwill related to the Antenna Disposal Group was impaired. As a result, we recorded a non-cash charge for impairment of $14 million included in the “General and administrative expenses” line item in our Condensed Consolidated Statement of Operations for the three quarters ended September 27, 2024.
In connection with the sale, we recognized a pre-tax loss of $9 million included in the “General and administrative expenses” line item in our Condensed Consolidated Statement of Operations for the three quarters ended September 27, 2024. The operating results of the Antenna Disposal Group were reported in our SAS segment through the date of divestiture.
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
Fair Value of Businesses
For purposes of allocating goodwill to the disposal groups that represent a portion of a reporting unit, we determine the fair value of each disposal group based on the respective negotiated selling price, and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based and income-based valuation techniques, utilizing quoted market prices, comparable publicly reported transactions and projected discounted cash flows. These fair value determinations are categorized as level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note K: Fair Value Measurements in these Notes for additional information.
NOTE P: BUSINESS SEGMENT INFORMATION
We structure our operations primarily around the products, systems and services we sell and the markets we serve and report our financial results in the following four reportable segments:
•SAS: including satellite space payloads, sensors and full-mission solutions; classified intelligence and cyber; avionics; electronic warfare systems; and mission networks for FAA mission-critical safety of flight;
•IMS: including multi-mission intelligence, surveillance and reconnaissance (“ISR”) systems; passive sensing and targeting; electronic attack platforms; autonomy; power and communications; networks; sensors; and the CAS Disposal Group, which includes aviation products and pilot training operations, see Note O: Acquisitions and Divestitures;
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
Business Segment Financial Information
Segment revenue, segment operating income and a reconciliation of segment operating income to total income before income taxes were as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023

Revenue
SAS	$1,683	$1,686	$5,141	$5,056
IMS	1,671	1,568	5,069	5,003
CS	1,382	1,255	4,022	3,707
AR	596	455	1,719	455
Corporate eliminations	(40)	(49)	(149)	(142)
Total revenue	$5,292	$4,915	$15,802	$14,079

Income before Income Taxes
Operating income:
SAS	$195	$210	$626	$565
IMS	204	187	600	534
CS	359	282	998	873
AR	75	56	222	56
Total segment	833	735	2,446	2,028
Total unallocated corporate expenses	(338)	(256)	(1,097)	(756)
Total operating income	495	479	1,349	1,272
Non-service FAS pension income and other, net	101	80	275	245
Interest expense, net	(166)	(159)	(514)	(372)
Income before income taxes	$430	$400	$1,110	$1,145
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
FAS/CAS Operating Adjustment. In accordance with CAS, we allocate a portion of pension and OPEB plan costs to our U.S. Government contracts. However, our Condensed Consolidated Financial Statements require pension and OPEB plan income or expense to be calculated in accordance with FAS requirements under GAAP. The “FAS/CAS operating adjustment” line item in the table below represents the difference between the service cost component of net periodic benefit income under our pension and OPEB plans and total CAS pension and OPEB cost.
The table below is a reconciliation of the FAS/CAS operating adjustment:

	Quarter Ended		Three Quarters Ended
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023

FAS pension service cost	$(8)	$(10)	$(26)	$(23)
Less: CAS pension cost	(15)	(37)	(46)	(95)
FAS/CAS operating adjustment	$7	$27	$20	$72
Disaggregation of Revenue
We disaggregate revenue for all four business segments by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Quarter Ended
	September 27, 2024				September 29, 2023
(In millions)	SAS	IMS	CS	AR	SAS	IMS	CS	AR

Revenue By Customer Relationship
Prime contractor	$1,008	$1,051	$977	$149	$1,081	$962	$866	$113
Subcontractor(1)	663	609	388	447	592	585	374	342
Intersegment	12	11	17	—	13	21	15	—
Total segment	$1,683	$1,671	$1,382	$596	$1,686	$1,568	$1,255	$455

Revenue By Contract Type
Fixed-price(2)	$1,012	$1,258	$1,146	$361	$1,039	$1,164	$1,047	$272
Cost-reimbursable	659	402	219	235	634	383	193	183
Intersegment	12	11	17	—	13	21	15	—
Total segment	$1,683	$1,671	$1,382	$596	$1,686	$1,568	$1,255	$455

Revenue By Geographical Region
United States	$1,484	$1,217	$975	$584	$1,478	$1,141	$874	$443
International	187	443	390	12	195	406	366	12
Intersegment	12	11	17	—	13	21	15	—
Total segment	$1,683	$1,671	$1,382	$596	$1,686	$1,568	$1,255	$455

	Three Quarters Ended
	September 27, 2024				September 29, 2023
(In millions)	SAS	IMS	CS	AR	SAS	IMS	CS	AR

Revenue By Customer Relationship
Prime contractor	$3,192	$3,214	$2,805	$457	$3,175	$3,243	$2,471	$113
Subcontractor(1)	1,909	1,799	1,164	1,262	1,845	1,694	1,196	342
Intersegment	40	56	53	—	36	66	40	—
Total segment	$5,141	$5,069	$4,022	$1,719	$5,056	$5,003	$3,707	$455

Revenue By Contract Type
Fixed-price(2)	$3,192	$3,876	$3,329	$1,007	$3,160	$3,767	$3,127	$272
Cost-reimbursable	1,909	1,137	640	712	1,860	1,170	540	183
Intersegment	40	56	53	—	36	66	40	—
Total segment	$5,141	$5,069	$4,022	$1,719	$5,056	$5,003	$3,707	$455

Revenue By Geographical Region
United States	$4,479	$3,683	$2,786	$1,682	$4,407	$3,679	$2,499	$443
International	622	1,330	1,183	37	613	1,258	1,168	12
Intersegment	40	56	53	—	36	66	40	—
Total segment	$5,141	$5,069	$4,022	$1,719	$5,056	$5,003	$3,707	$455
_______________
(1)     Our subcontractor revenues includes products and services to contractors whose customers are the end user.
(2)     Includes revenue derived from time-and-materials contracts.
Assets by Business Segment
Total assets by business segment were as follows:

(In millions)	September 27, 2024	December 29, 2023

SAS	$8,836	$9,085
IMS	10,932	10,631
CS	6,952	7,084
AR	4,540	4,208
Corporate(1)	10,629	10,679
Total Assets	$41,889	$41,687
_______________
(1)Identifiable intangible assets acquired in connection with business combinations were recorded as corporate assets because they benefited the entire Company. Identifiable intangible asset balances recorded as corporate assets were $7.9 billion and $8.5 billion at September 27, 2024 and December 29, 2023, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan investments, buildings and equipment, real estate held for development and leasing, as well as any assets of businesses held for sale.
NOTE Q: LEGAL PROCEEDINGS AND CONTINGENCIES
In the ordinary course of business, we are routinely defendants in, parties to or otherwise subject to many pending and threatened legal actions, claims, disputes, arbitration and other legal proceedings incident to our business, arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employment disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitration awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At September 27, 2024, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. We cannot at this time estimate the reasonably possible loss or range of loss in excess of our accrual due to the inherent uncertainties and speculative nature of contested proceedings. Although it is not feasible to predict the outcome of these matters with certainty, based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at September 27, 2024 are reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
Environmental Matters
We are subject to numerous U.S. Federal, state, local and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues. We or companies we have acquired, including AJRD, are responsible, or alleged to be responsible, for environmental investigation and/or remediation of multiple sites, including sites owned by us and third-party sites. These sites are in various stages of investigation and/or remediation, and in some cases our liability is considered de minimis. Notices from the U.S. Environmental Protection Agency (“EPA”) or equivalent state or international environmental agencies allege that several sites formerly or currently owned and/or operated by us or companies we have acquired, and other properties or water supplies that may be or have been impacted from those operations, contain disposed or recycled materials or wastes and require environmental investigation and/or remediation. These sites include instances of us or companies we acquired being identified as a potentially responsible party (“PRP”) under the Comprehensive Environmental Response, Compensation and Liability Act (commonly known as the “Superfund Act”), the Resource Conservation Recovery Act and/or equivalent state and international laws, and in some instances, our liability and proportionate share of costs that may be shared among other PRPs have not been determined largely due to uncertainties as to the nature and extent of site conditions and our involvement.
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was $654 million as of September 27, 2024. The current portion of our estimated environmental liability is included in the “Other current liabilities” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet. Some of these environmental costs are eligible for future recovery in the pricing of our products and services to the U.S.
_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
government and under existing third party agreements. We consider the recovery probable based on U.S. government contracting regulations and existing third-party agreements. As of September 27, 2024, we had an asset for the recoverable portion of these reserves of $468 million. The current and non-current portion of the recoverable costs are included as a component of the “Other current assets” and “Other non-current assets” line items, respectively, in our Condensed Consolidated Balance Sheet.

_____________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of L3Harris Technologies, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. and subsidiaries (the Company) as of September 27, 2024, the related condensed consolidated statements of operations, comprehensive income, and equity for the quarter and three quarters ended September 27, 2024 and September 29, 2023, the condensed consolidated statements of cash flows for the three quarters ended September 27, 2024 and September 29, 2023, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
October 25, 2024
_____________________________________________________________________

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements and accompanying Notes. In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to our Consolidated Financial Statements and Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Form 10-K. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements.
OVERVIEW
We are the Trusted Disruptor in the defense industry. With customers’ mission-critical needs always in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains in the interest of national security. We support government customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government, their prime contractors and international allies. Our products and services have defense and civil government applications, as well as commercial applications.
U.S. and International Budget Environment
The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 77% for the three quarters ended September 27, 2024.
On March 9, 2024, the President signed the first tranche of U.S. Government fiscal year (“GFY”) 2024 appropriations funding bills into law, which funded six government agencies, including funding for the National Aeronautics and Space Administration, the National Oceanic and Atmospheric Administration, and the Federal Aviation Administration, through the remainder of GFY 2024 which ended on September 30, 2024. A second funding bill, signed into law on March 23, 2024, funded all remaining agencies, including the U.S. Department of Defense (“DoD”), through the remainder of GFY 2024. The bill provides approximately $844 billion in funding for DoD. This was in line with our expectations for 3% growth for defense over GFY 2023 levels and in line with the first year of the Fiscal Responsibility Act of 2023 (“FRA”) caps.
On March 11, 2024, the President’s Budget Request (“PBR”) for GFY 2025 was released. The DoD requested $850 billion, a 1% topline increase consistent with the FRA caps.
On April 24, 2024, the President signed into law a supplemental GFY 2024 appropriations package that includes $67 billion in funding for key DoD programs, bringing the DoD funding for GFY 2024 to $911 billion.
Congress has not yet reached a final agreement on GFY2025 funding. A short-term Continuing Resolution (“CR”) was enacted on September 26, 2024 that will fund the U.S. Government until December 20, 2024.
While operating under a CR, government agencies are allocated a portion of GFY 2024 enacted funds, and DoD is prohibited from starting new programs. The 2024 election cycle complicates the budget outlook. The outcome of the election in November will determine which political party has the majority in the House and Senate, which has implications, including potential delays in Congress’ ability to complete GFY 2025 appropriations bills during the lame duck session, making another CR highly likely. If Congress does not enact all 12 GFY 2025 appropriations bills by April 30, 2025, a 1% automatic sequestration cut will go into effect as mandated by the FRA.
Further complicating the budget outlook is the need to raise the debt ceiling in 2025. Congressional inaction may lead to a default and potentially create economic instability.
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
_____________________________________________________________________

Economic Environment
The macroeconomic environment continues to evolve, which has impacted our business and may continue to impact our future results. The ongoing uncertainty related to the impacts of inflation, as well as the interest rate environment and ongoing federal deficits, which raises the cost of borrowing for the federal government, could in the future impact U.S. Government spending priorities for our products. For a discussion of inflation-related risks, see Part I. Item 1A. Risk Factors in our Fiscal 2023 Form 10-K.
RESULTS OF OPERATIONS
Consolidated Results of Operations

	Quarter Ended		Three Quarters Ended
(Dollars in millions, except per share amounts)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023

Revenue	$5,292	$4,915	$15,802	$14,079
Cost of revenue	(3,873)	(3,608)	(11,675)	(10,419)
% of total revenue	73%	73%	74%	74%
Gross margin	1,419	1,307	4,127	3,660
% of total revenue	26.8%	26.6%	26.1%	26.0%
General and administrative expenses	(924)	(828)	(2,778)	(2,388)
% of total revenue	17%	17%	18%	17%
Operating Income	495	479	1,349	1,272
Non-service FAS pension income and other, net	101	80	275	245
Interest expense, net	(166)	(159)	(514)	(372)
Income before income taxes	430	400	1,110	1,145
Income taxes	(26)	(18)	(54)	(73)
Effective Tax Rate	6.0%	4.5%	4.9%	6.4%
Net income	404	382	1,056	1,072
Noncontrolling interests, net of income taxes	(4)	1	(7)	(3)
Net income attributable to L3Harris Technologies, Inc.	400	383	1,049	1,069
Diluted EPS	$2.10	$2.02	$5.50	$5.61
Revenue and Gross Margin
Quarter Ended Comparison. Revenue increased 8% for the quarter ended September 27, 2024 compared with the quarter ended September 29, 2023 primarily due to higher revenue of $141 million in our AR segment from a full quarter of revenue, rather than a partial quarter of revenue for the quarter ended September 29, 2023 following the July 28, 2023 acquisition of AJRD (“the AR Partial Quarter”) and higher revenues of $127 million and $103 million in our CS and IMS segments, respectively.
Gross margin increased, largely due to the increase in revenue, while gross margin as a percentage of revenue remained flat for the quarter ended September 27, 2024 compared with the quarter ended September 29, 2023.
Three Quarters Ended Comparison. Revenue increased 12% for the three quarters ended September 27, 2024 compared with the three quarters ended September 29, 2023 primarily due to higher revenue of $1,264 million in our AR segment from the acquisition of AJRD, in addition to higher revenues of $315 million, $85 million and $66 million in our CS, SAS and IMS segments, respectively.
Gross margin increased, largely due to the increase in revenue, while gross margin as a percentage of revenue remained relatively flat for the three quarters ended September 27, 2024 compared with the three quarters ended September 29, 2023.
See the “Segment Product and Service Analysis” and “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
_____________________________________________________________________

Segment Product and Service Analysis
The following tables present revenue and cost of revenue from products and services by segment for the quarters ended September 27, 2024 and September 29, 2023:

	Quarter Ended September 27, 2024
(In millions)	SAS	IMS	CS	AR	Eliminations	Total

Revenue
Products	$1,173	$1,026	$1,096	$400	$—	$3,695
Services	498	634	269	196	—	1,597
Intersegment	12	11	17	—	(40)	—
Total	$1,683	$1,671	$1,382	$596	$(40)	$5,292

Cost of revenue
Products	$928	$793	$697	$310	$11	$2,739
Services	385	457	144	157	(9)	1,134
Intersegment	12	11	17	—	(40)	—
Total	$1,325	$1,261	$858	$467	$(38)	$3,873

	Quarter Ended September 29, 2023
(In millions)	SAS	IMS	CS	AR	Eliminations	Total

Revenue
Products	$1,183	$907	$985	$322	$—	$3,397
Services	490	640	255	133	—	1,518
Intersegment	13	21	15	—	(49)	—
Total	$1,686	$1,568	$1,255	$455	$(49)	$4,915

Cost of revenue
Products	$894	$676	$595	$249	$7	$2,421
Services	394	489	202	116	(14)	1,187
Intersegment	13	21	15	—	(49)	—
Total	$1,301	$1,186	$812	$365	$(56)	$3,608
Quarter Ended Comparison. Products revenue increased $298 million for the quarter ended September 27, 2024 compared with the quarter ended September 29, 2023 primarily due to higher products revenues of $119 million and $111 million in our IMS and CS segments, respectively, and $78 million in our AR segment from the AR Partial Quarter.
Cost of products revenue increased $318 million for the quarter ended September 27, 2024 compared with the quarter ended September 29, 2023 primarily due to higher cost of products revenues of $117 million and $102 million in our IMS and CS segments, respectively, and $61 million in our AR segment from the AR Partial Quarter .
Services revenue increased $79 million for the quarter ended September 27, 2024 compared with the quarter ended September 29, 2023 primarily due to higher services revenue of $63 million in our AR segment from the AR Partial Quarter.
Cost of services revenue decreased $53 million for the quarter ended September 27, 2024 compared with the quarter ended September 29, 2023 primarily due to lower cost of services revenues of $58 million and $32 million in our CS and IMS segments, respectively, partially offset by higher cost of services revenue of $41 million in our AR segment from the AR Partial Quarter.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
_____________________________________________________________________

The following tables present revenue and cost of revenue from products and services by segment for the three quarters ended September 27, 2024 and September 29, 2023:

	Three Quarters Ended September 27, 2024
(In millions)	SAS	IMS	CS	AR	Eliminations	Total

Revenue
Products	$3,572	$3,102	$3,165	$1,139	$—	$10,978
Services	1,529	1,911	804	580	—	4,824
Intersegment	40	56	53	—	(149)	—
Total	$5,141	$5,069	$4,022	$1,719	$(149)	$15,802

Cost of revenue
Products	$2,765	$2,410	$1,911	$867	$40	$7,993
Services	1,215	1,417	607	454	(11)	3,682
Intersegment	40	56	53	—	(149)	—
Total	$4,020	$3,883	$2,571	$1,321	$(120)	$11,675

	Three Quarters Ended September 29, 2023
(In millions)	SAS	IMS	CS	AR	Eliminations	Total

Revenue
Products	$3,597	$3,039	$2,951	$322	$—	$9,909
Services	1,423	1,898	716	133	—	4,170
Intersegment	36	66	40	—	(142)	—
Total	$5,056	$5,003	$3,707	$455	$(142)	$14,079

Cost of revenue
Products	$2,777	$2,305	$1,759	$249	$72	$7,162
Services	1,150	1,464	558	116	(31)	3,257
Intersegment	36	66	40	—	(142)	—
Total	$3,963	$3,835	$2,357	$365	$(101)	$10,419
Three Quarters Ended Comparison. Products revenue increased $1,069 million for the three quarters ended September 27, 2024 compared with the three quarters ended September 29, 2023 primarily due to higher products revenues of $817 million in our AR segment from the acquisition of AJRD, in addition to $214 million and $63 million in our CS and IMS segments, respectively.
Cost of products revenue increased $831 million for the three quarters ended September 27, 2024 compared with the three quarters ended September 29, 2023 primarily due to higher cost of products revenues of $618 million in our AR segment from the acquisition of AJRD, in addition to $152 million and $105 million in our CS and IMS segments, respectively.
Services revenue increased $654 million for the three quarters ended September 27, 2024 compared with the three quarters ended September 29, 2023 primarily due to higher services revenues of $447 million in our AR segment from the acquisition of AJRD, in addition to $106 million and $88 million in our SAS and CS segments, respectively.
Cost of services revenue increased $425 million for the three quarters ended September 27, 2024 compared with the three quarters ended September 29, 2023 primarily due to higher cost of services revenues of $338 million in our AR segment from the acquisition of AJRD, in addition to $65 million and $49 million in our SAS and CS segments, respectively.
See the “Discussion of Business Segment Results of Operations” discussion below in this MD&A for further information.
_____________________________________________________________________

General and Administrative (“G&A”) Expenses
G&A expenses were as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023

Amortization of acquisition-related intangibles	$(194)	$(185)	$(585)	$(477)
LHX NeXt implementation costs(1)	(41)	(33)	(216)	(68)
Merger, acquisition, and divestiture-related expenses	(25)	(56)	(86)	(144)
Business divestiture-related (losses) gains, net(2)	(29)	—	(53)	26
Impairment of goodwill and other assets	—	—	(14)	(30)
Company-funded R&D costs	(135)	(125)	(373)	(356)
Selling and marketing	(112)	(121)	(337)	(341)
Other G&A expenses(3)	(388)	(308)	(1,114)	(998)
Total G&A expenses	$(924)	$(828)	$(2,778)	$(2,388)
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
(2)See Note O: Acquisitions and Divestitures in the Notes.
(3)Includes other segment G&A expenses such as payroll and benefits, outside services, facilities, insurance and other expenses and unallocated corporate expenses including a portion of management and administration, legal, environmental, compensation, retiree benefits and includes other corporate G&A expenses and eliminations.
Quarter Ended Comparison. G&A expenses increased $96 million for the quarter ended September 27, 2024 compared with the quarter ended September 29, 2023 primarily due an $80 million increase in other G&A expenses, driven by a $26 million change in the fair value of our deferred compensation plan liabilities and $14 million of other G&A expenses in our AR segment due to the AR Partial Quarter in 2023. Additionally, G&A expenses increased from business divestiture-related losses in the quarter ended September 27, 2024. Such increases were partially offset by a decrease in merger, acquisition, and divestiture-related expenses.
Three Quarters Ended Comparison. G&A expenses increased $390 million for the three quarters ended September 27, 2024 compared with the three quarters ended September 29, 2023 primarily due to increases in LHX NeXt implementation costs, including $56 million related to employee severance charges and $92 million for third-party consulting expenses, incremental IT expenses for implementation of new systems and other costs. G&A expenses also increased from higher amortization of acquisition-related intangibles and a change in business divestiture-related losses, partially offset by a decrease in merger, acquisition, and divestiture-related expenses. Additionally, other G&A expenses increased $116 million from the inclusion of $100 million of other G&A expenses in our AR segment and $84 million in corporate other G&A expenses, primarily from a $23 million change in the fair value of our deferred compensation plan liabilities and a $15 million increase in a legal reserve, partially offset by decreases in other G&A expenses of $29 million, $20 million and $19 million in our SAS, CS and IMS segments, respectively, primarily from LHX NeXt driven cost savings.

_____________________________________________________________________

Non-service FAS Pension Income and Other, net
Non-service FAS pension income and other, net was as follows:

	Quarter Ended		Three Quarters Ended
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023

Non-service FAS pension income(1)	$80	$78	$241	$232
Other, net(2)	21	2	34	13
Non-service FAS pension income and other, net	$101	$80	$275	$245
_______________
(1)Includes interest cost, expected return on plan assets, amortization of net actuarial gain, and amortization of prior service (credit) cost components of net periodic benefit income under our pension and OPEB plans. See Note H: Retirement Benefits in the Notes for more information on the composition of non-service FAS pension income.
(2)Other, net primarily includes changes in the market value of our rabbi trust assets, gains and losses on our equity investments in nonconsolidated affiliates and royalty income. For the quarter and three quarters ended September 27, 2024, includes $14 million of income net of related expenses from a domain name sale.
Interest Expense, net
Interest expense, net, increased for the quarter and three quarters ended September 27, 2024 compared with the quarter and three quarters ended September 29, 2023 primarily due to the issuance and sale of the March Issued 2024 Notes, AJRD Notes in July 2023 and higher average outstanding notes under our CP Program during the three quarters ended September 27, 2024, partially offset by repayment of Term Loan 2025 in March 2024. See Note G: Debt and Credit Arrangements in the Notes for further information.
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
Our effective tax rate (“ETR”) was 6.0% and 4.9% for the quarter and three quarters ended September 27, 2024, respectively, and 4.5% and 6.4% for the quarter and three quarters ended September 29, 2023, respectively. The ETR for all periods benefited from R&D credits and tax deductions for FDII, with additional benefits from favorable adjustments recognized upon finalization of our 2023 tax returns in the quarter and three quarters ended September 27, 2024 and favorable resolution of specific audit uncertainties in the three quarters ended September 27, 2024 and the quarter and three quarters ended September 29, 2023.
Diluted EPS
Quarter Ended Comparison. Diluted EPS increased 4% for the quarter ended September 27, 2024 compared with the quarter ended September 29, 2023 primarily due to higher net income from the combined effects of reasons noted in the sections above, notably an increase in gross margin, partially offset by an increase in G&A expenses.
Three Quarters Ended Comparison. Diluted EPS decreased 2% for the three quarters ended September 27, 2024 compared with the three quarters ended September 29, 2023 primarily due to lower net income, from the combined effects of reasons noted in the sections above, notably increases in G&A expenses and interest expense, net, partially offset by an increase in gross margin.
_____________________________________________________________________

Discussion of Business Segment Results of Operations
SAS Segment

	Quarter Ended			Three Quarters Ended
	September 27, 2024	September 29, 2023	% Inc/(Dec)	September 27, 2024	September 29, 2023	% Inc/(Dec)

Revenue	$1,683	$1,686	—%	$5,141	$5,056	2%
Operating income	195	210	(7)%	626	565	11%
Operating income as a percentage of revenue (“operating margin”)	11.6%	12.5%		12.2%	11.2%
Quarter Ended Comparison. SAS segment revenue remained flat for the quarter ended September 27, 2024 primarily due to higher revenues of $49 million in Intel and Cyber from classified program growth and $18 million in Mission Networks, which is our FAA mission-critical safety of flight business, from higher volumes, offset by lower revenues in Advanced Combat Systems of $42 million from the divestiture of the Antenna Disposal Group and $15 million from lower F-35 related volumes as TR-3 development ramps down as well as $25 million in Space Systems primarily due to a non-recurring license sale during the quarter ended September 29, 2023 and challenges on classified development programs leading to slowed growth during the quarter ended September 27, 2024.
SAS segment operating income decreased for the quarter ended September 27, 2024 compared with the quarter ended September 29, 2023 primarily due to a non-recurring license sale during the quarter ended September 29, 2023 and challenges on classified development programs in Space Systems, partially offset by growth in both Intel and Cyber and Mission Networks and LHX NeXt driven cost savings realized during the quarter ended September 27, 2024.
Three Quarters Ended Comparison. SAS segment revenue increased for the three quarters ended September 27, 2024 compared with the three quarters ended September 29, 2023 primarily due to higher revenues of $114 million and $55 million in Intel and Cyber and Space Systems, respectively, from program growth and $40 million in Mission Networks from higher volumes, partially offset by lower revenues in Advanced Combat Systems of $71 million from lower volumes and $60 million from the divestiture of the Antenna Disposal Group.
SAS segment operating income increased for the three quarters ended September 27, 2024 compared with the three quarters ended September 29, 2023 primarily due to a $27 million non-cash charge for impairment of other assets, partially offset by a non-recurring license sale both of which occurred during the three quarters ended September 29, 2023, in addition to growth in Space Systems and LHX NeXt driven cost savings realized during the three quarters ended September 27, 2024.
IMS Segment

	Quarter Ended			Three Quarters Ended
(Dollars in millions)	September 27, 2024	September 29, 2023	% Inc/(Dec)	September 27, 2024	September 29, 2023	% Inc/(Dec)

Revenue	$1,671	$1,568	7%	$5,069	$5,003	1%
Operating income	204	187	9%	600	534	12%
Operating margin	12.2%	11.9%		11.8%	10.7%
Quarter Ended Comparison. IMS segment revenue increased for the quarter ended September 27, 2024 compared with the quarter ended September 29, 2023 primarily due to higher revenues of $47 million in Commercial Aviation from higher volume, $32 million in Defense Electronics from higher demand for advanced electronics for space and munitions programs and $31 million in ISR from higher aircraft missionization volume.
IMS segment operating income increased for the quarter ended September 27, 2024 compared with the quarter ended September 29, 2023 primarily due to higher volume and favorable mix in CAS, improved program performance across the segment and LHX NeXt driven cost savings realized during the quarter ended September 27, 2024, partially offset by unfavorable mix impact within ISR.
_____________________________________________________________________

Three Quarters Ended Comparison. IMS segment revenue increased for the three quarters ended September 27, 2024 compared with the three quarters ended September 29, 2023 primarily due to higher revenues of $40 million in Defense Electronics from higher demand for advanced electronics for space and munitions programs, $32 million in Maritime from material volume on classified programs and $31 million in Global Optical Systems from higher commercial revenue on airborne sensors, partially offset by lower revenue of $32 million in ISR from lower aircraft procurement.
IMS segment operating income increased for the three quarters ended September 27, 2024 compared with the three quarters ended September 29, 2023 primarily due to a $45 million increase from improved program performance during the three quarters ended September 27, 2024, a $12 million non-cash charge for impairment of other assets related to facility closures and restructuring of a customer contract during the three quarters ended September 29, 2023 and LHX NeXt driven cost savings realized during the three quarters ended September 27, 2024.
CS Segment

	Quarter Ended			Three Quarters Ended
(Dollars in millions)	September 27, 2024	September 29, 2023	% Inc/(Dec)	September 27, 2024	September 29, 2023	% Inc/(Dec)

Revenue	$1,382	$1,255	10%	$4,022	$3,707	8%
Operating income	359	282	27%	998	873	14%
Operating margin	26.0%	22.5%		24.8%	23.6%
Quarter Ended Comparison. CS segment revenue increased 10% for the quarter ended September 27, 2024 compared with the quarter ended September 29, 2023 primarily due to higher revenues of $71 million in Tactical Communications and $31 million in Integrated Vision Solutions associated with increased demand for our resilient communication equipment, related waveforms, and night vision devices and $27 million in Broadband Communications from higher volumes.
CS segment operating income increased for the quarter ended September 27, 2024 compared with the quarter ended September 29, 2023 primarily due to higher volumes, favorable high margin international mix, proprietary waveform license sales and LHX NeXt driven cost savings realized during the quarter ended September 27, 2024.
Three Quarters Ended Comparison. CS segment revenue increased for the three quarters ended September 27, 2024 compared with the three quarters ended September 29, 2023 primarily due to higher revenues of $146 million in Tactical Communications and $83 million in Integrated Vision Solutions associated with increased domestic and international demand for our resilient communication equipment, related waveforms, and night vision devices and $88 million in Broadband Communications from higher volumes.
CS segment operating income increased for the three quarters ended September 27, 2024 compared with the three quarters ended September 29, 2023 primarily due to higher volumes and LHX NeXt driven cost savings realized during the three quarters ended September 27, 2024, partially offset by a decrease from unfavorable mix of higher DoD sales in Tactical Communication during the three quarters ended September 27, 2024.
AR Segment

	Quarter Ended			Three Quarters Ended
(Dollars in millions)	September 27, 2024	September 29, 2023	% Inc/(Dec)	September 27, 2024	September 29, 2023	% Inc/(Dec)

Revenue	$596	$455	31%	$1,719	$455	*
Operating income	75	56	34%	222	56	*
Operating margin	12.6%	12.3%		12.9%	12.3%
_______________
* Not meaningful
AR segment revenue increased for the quarter and three quarters ended September 27, 2024 compared with the quarter and three quarters ended September 29, 2023 primarily due to the AR Partial Quarter in 2023.
AR segment operating income increased for the quarter and three quarters ended September 27, 2024 compared with the quarter and three quarters ended September 29, 2023 primarily due to the AR Partial Quarter in 2023.
_____________________________________________________________________

Unallocated Corporate Expenses

	Quarter Ended		Three Quarters Ended
(In millions)	September 27, 2024	September 29, 2023	September 27, 2024	September 29, 2023

Unallocated corporate department (expense) income, net(1)	$(40)	$14	$(106)	$(27)
Amortization of acquisition-related intangibles(2)	(210)	(208)	(642)	(546)
Additional cost of revenue related to the fair value step-up in inventory sold	—	—	—	(30)
Merger, acquisition, and divestiture-related expenses	(25)	(56)	(86)	(144)
Asset group and business divestiture-related losses, net(3)	(29)	—	(53)	26
Impairment of goodwill and other assets(4)	—	—	(14)	(39)
LHX NeXt implementation costs(5)	(41)	(33)	(216)	(68)
FAS/CAS operating adjustment(6)	7	27	20	72
Total unallocated corporate expenses	$(338)	$(256)	$(1,097)	$(756)
_______________
(1)Includes corporate items such as a portion of management and administration, legal, environmental, compensation, retiree benefits, other corporate expenses and eliminations. For the quarter and three quarters ended September 27, 2024, includes expense of $19 million and $42 million, respectively, from changes in the fair value of our deferred compensation plan liabilities. Additionally, for the three quarters ended September 27, 2024, includes expense of $15 million associated with an increase in legal reserve. For the quarter and three quarters ended September 29, 2023, includes income of $7 million and expense of $19 million, respectively, from changes in the fair value of our deferred compensation plan liabilities.
(2)Includes amortization of identifiable intangible assets acquired in connection with business combinations. Because our acquisitions benefited the entire Company, the amortization of identifiable intangible assets acquired was not allocated to any segment.
(3)See Note O: Acquisitions and Divestitures in the Notes for further information.
(4)For the three quarters ended September 27, 2024, includes a non-cash charge for impairment of goodwill related to our Antenna Disposal Group divestiture. See Note O: Acquisitions and Divestitures and Note E: Goodwill and Intangible Assets in the Notes for further information related to the Antenna Disposal Group. For the three quarters ended September 29, 2023, includes a $21 million non-cash charge for impairment of in-process R&D associated with a facility closure and an $18 million non-cash charge for impairment of a customer contract.
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
LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL STRATEGIES
Cash Flows

	Three Quarters Ended
(In millions)	September 27, 2024	September 29, 2023

Cash and cash equivalents, beginning of period	$560	$880
Operating Activities:
Net income	1,056	1,072
Non-cash adjustments	1,243	569
Changes in working capital	(358)	(94)
Other, net	(511)	(240)
Net cash provided by operating activities	1,430	1,307
Net cash used in investing activities	(151)	(6,938)
Net cash (used in) provided by financing activities	(1,309)	5,254
Effect of exchange rate changes on cash and cash equivalents	9	(4)
Net decrease in cash and cash equivalents	(21)	(381)
Cash and cash equivalents, end of period	$539	$499
_____________________________________________________________________

Net cash provided by operating activities: The $123 million increase in net cash provided by operating activities in the three quarters ended September 27, 2024 compared with the three quarters ended September 29, 2023 was primarily due to decreases in transaction costs related to the AJRD acquisition, partially offset by $264 million more cash used to fund net working capital (i.e., receivables, contract assets, inventories, accounts payable and contract liabilities), primarily due to timing.
Net cash used in investing activities: The $6,787 million decrease in net cash used in investing activities in the three quarters ended September 27, 2024 compared with the three quarters ended September 29, 2023 was primarily due to the $6,688 million cash used for the acquisitions of Viasat, Inc.’s Tactical Data Links and AJRD, in addition to an $87 million increase in net cash proceeds from sale of businesses during the three quarters ended September 27, 2024.
Net cash (used in) provided by financing activities: The $6,563 million change in net cash used in financing activities in the three quarters ended September 27, 2024 compared with net cash provided by financing activities in the three quarters ended September 29, 2023 was primarily due to decreases in net proceeds from borrowings and net proceeds from issuance of commercial paper of $4,742 million and $2,455 million, respectively, partially offset by the decrease in repayments of borrowings of $550 million and the increase in proceeds from exercises of employee stock options of $93 million. See Note G: Debt and Credit Arrangements in the Notes for further information.
Cash and Cash Equivalents
At September 27, 2024, we had cash and cash equivalents of $539 million, of which $263 million was held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
Capital Structure and Resources
Described below are significant changes to our credit arrangements and debt during the three quarters ended September 27, 2024.
Credit Agreements
On January 26, 2024, we replaced the 2023 Credit Agreement with the 2024 Credit Agreement. At September 27, 2024, we had no outstanding borrowings under either our 2024 Credit Agreement or our 2022 Credit Agreement, and had available borrowing capacity of $2.3 billion, net of outstanding CP Program borrowings, and were in compliance with all covenants under both aforementioned credit agreements.
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
During the three quarters ended September 27, 2024, we had a maximum outstanding balance of $2.8 billion and a daily average outstanding balance of $2.3 billion under our CP Program. We expect balances under the CP Program to remain elevated as compared to historical norms through fiscal 2025. For further information about our Credit Agreements and CP Program, see Note G: Debt and Credit Arrangements in the Notes.
Debt
At September 27, 2024, we had $11.7 billion of outstanding long-term debt, net, including the current portion of long-term debt, net and financing lease obligations, the majority of which we incurred in connection with merger and acquisition activity.
During the three quarters ended September 27, 2024, we closed the issuance and sale of $2.25 billion aggregate principal amount of the March Issued 2024 Notes and used the proceeds to repay the entire outstanding $2.25 billion drawn on Term Loan 2025. Additionally, we repaid the $350 million aggregate principal amount of our 3.95% 2024 Notes and closed the issuance and sale of $600 million aggregate principal amount of the 5.50% 2054 Notes. We used net proceeds from the 5.50% 2054 Notes to repay borrowings under our CP Program and intend to use such proceeds to repay the 3.832% 2025 Notes upon maturity. For further information about our long-term debt, see Note G: Debt and Credit Arrangements in the Notes and Note 8: Debt and Credit Arrangements in our Fiscal 2023 Form 10-K.
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
Future required contributions primarily will depend on the actual annual return on assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net defined benefit plan assets of $291 million as of September 27, 2024. See Note 9: Retirement Benefits in our Fiscal 2023 Form 10-K and Note H: Retirement Benefits in the Notes for further information regarding our pension plans.
Common Stock Repurchases
During the three quarters ended September 27, 2024, we used $512 million to repurchase 2.3 million shares of our common stock under our share repurchase program at an average price per share of $220.18, including commissions of $0.02 per share. During the three quarters ended September 27, 2024, $28 million in shares of our common stock were delivered to us or withheld by us to satisfy withholding taxes on employee share-based awards. Shares repurchased by us are cancelled and retired.
At September 27, 2024, we had a remaining unused authorization under our repurchase program of $3.4 billion. See “Liquidity, Capital Resources and Financial Strategies” in our Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2023 Form 10-K and Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Report for further information regarding common stock repurchases.
Dividends
On February 23, 2024, we announced that our Board of Directors (“Board”) increased the quarterly per share cash dividend rate on our common stock from $1.14 to $1.16, commencing with the dividend declared by our Board for the first quarter of fiscal 2024, for an annualized per share cash dividend rate of $4.64. See Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Fiscal 2023 Form 10-K for further information regarding our dividends.
Material Cash Requirements and Commercial Commitments
The amounts disclosed in our Fiscal 2023 Form 10-K include our material cash requirements and commercial commitments. Except for the level of indebtedness under our CP Program, the issuance of the 5.50% 2054 Notes and the establishment of our new 2024 Credit Facility, there were no material changes to our material cash requirements from contractual cash obligations to repay debt, to purchase goods and services or to make payments under operating leases or our commercial commitments; or in our contingent liabilities on outstanding surety bonds, standby letters of credit agreements or other arrangements with financial institutions and customers primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers
_____________________________________________________________________

or to obtain insurance policies with our insurance carriers as disclosed in our Fiscal 2023 Form 10-K. Further information about our Credit Agreements and CP Program can be found in “Capital Structure and Resources” in this MD&A and Note G: Debt and Credit Arrangements in the Notes.
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
Fiscal 2024 Impairment Tests. Information on interim impairment tests can be found in our Form 10-Q for the quarter ended March 29, 2024. These assessments indicated no impairment existed.
Impact of Recently Issued Accounting Pronouncements
There have been no new accounting pronouncements which became effective during the three quarters ended September 27, 2024 that have had a material impact on our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the normal course of business, we are exposed to the risks associated with foreign currency exchange rates and changes in interest rates and market return fluctuations on our defined benefit plans. Other than the debt refinanced and the issuance of the new debt as discussed in the Liquidity and Capital Resources section of Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations above, there were no material changes during the three quarters ended September 27, 2024, with respect to the information appearing in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2023 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, as of September 27, 2024, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”). Based on this work and other evaluation procedures, our management, including our CEO and CFO, has concluded that as of September 27, 2024, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control
As part of our acquisition of AJRD, we are in the process of incorporating our controls and procedures with respect to AJRD’s operations, and we will include internal controls with respect to AJRD’s operations in our assessment of the effectiveness of our internal control over financial reporting (“ICFR”) as of the end of fiscal 2024. Other than changes related to incorporating our controls and procedures with respect to AJRD operations, there have been no changes in our ICFR that occurred during the quarter ended September 27, 2024 that have materially affected, or are reasonably likely to materially affect, our ICFR.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases by us of our common stock during the quarter ended September 27, 2024:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)

Month No. 1
(June 29, 2024 - July 26, 2024)
Repurchase program(1)	359,300	$231.20	359,300	$3,529
Employee transactions(2)	273	$230.72	—	—
Month No. 2
(July 27, 2024 - August 23, 2024)
Repurchase program(1)	424,935	$227.72	424,935	$3,432
Employee transactions(2)	3,910	$229.73	—	—
Month No. 3
(August 24, 2024 - September 27, 2024)
Repurchase program(1)	45,000	$225.10	45,000	$3,422
Employee transactions(2)	2,965	$232.25	—	—
Total	836,383		829,235	$3,422
_______________
* Periods represent our fiscal months.
(1) On October 21, 2022, we announced that our Board approved a $3.0 billion share repurchase authorization under our share repurchase program that was in addition to the remaining unused authorization of $1.5 billion at that time.
(2) Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of performance share units or restricted stock units that vested during the quarter. Our stock incentive plans provide that the value of shares delivered to us to pay the exercise price of options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
Sales of Unregistered Equity Securities
During the quarter ended September 27, 2024, we did not issue or sell any unregistered equity securities.
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
The following table includes the material terms (other than with respect to the price) of each 10b5-1 Plan adopted or terminated by our executive officers and directors during the quarter ended September 27, 2024:

Name and title	Date of adoption of 10b5-1 Plan(1)	Scheduled expiration date of 10b5-1 Plan(2)	Aggregate number of shares of common stock to be purchased or sold(3)

Christopher E. Kubasik Chair and CEO	July 29, 2024	December 30, 2024	Up to 56,624 shares underlying options expiring in 2027
Ross Niebergall President, AR	September 12, 2024	January 31, 2025	Up to 14,517 shares, including 3,250 shares underlying options expiring in 2027
_______________
(1) Transactions under each Rule 10b5-1 Plan commence no earlier than 90 days after adoption, or such later date as required by Rule 10b5-1.
(2) Each Rule 10b5-1 Plan may expire on such earlier date as all transactions are completed.
(3) Each Rule 10b5-1 Plan provides for shares to be sold on multiple predetermined dates.

ITEM 6.	EXHIBITS.
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC
(4.1)    Form of 5.500% Global Note due 2054, incorporated herein by reference to Exhibit 4.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on August 2, 2024.
(10.1)    Amendment Number 3 to the L3Harris Technologies, Inc. Retirement Savings Plan (Amended and Restated Effective January 1, 2024), dated July 24, 2024.
(10.2)    Amendment Number 4 to the L3Harris Technologies, Inc. Retirement Savings Plan (Amended and Restated Effective January 1, 2024), dated September 4, 2024.
(15)    Letter Regarding Unaudited Interim Financial Information.
(31.1)    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32.1)    Section 1350 Certification of Chief Executive Officer.
(32.2)    Section 1350 Certification of Chief Financial Officer.
(101) The financial information from L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.
(104) Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
_____________________________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: October 25, 2024	By:	/s/ KENNETH L. BEDINGFIELD
Kenneth L. Bedingfield
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)
_____________________________________________________________________