Form 10-K
period 2025-01-03
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2025-02-14
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 28, 2024 was $42,471,412,123
(based on the quoted closing sale price per share of the stock on the New York Stock Exchange). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of June 28, 2024 are affiliates.
The number of shares outstanding of the registrant’s common stock as of February 7, 2025 was 188,313,839.
Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders scheduled to be held on April 18,
2025, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended
January 3, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.
L3HARRIS TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 3, 2025
TABLE OF CONTENTS

		Page No.

Part I:
	ITEM 1. Business .................................................................................................................................	1
	ITEM 1A. Risk Factors ............................................................................................................................	5
	ITEM 1B. Unresolved Staff Comments ...............................................................................................	15
	ITEM 1C. Cybersecurity .........................................................................................................................	15
	ITEM 2. Properties ...............................................................................................................................	17
	ITEM 3. Legal Proceedings .................................................................................................................	17
	ITEM 4. Mine Safety Disclosures .......................................................................................................	17
	Information about our Executive Officers ..............................................................................................	18

Part II:
	ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities ...........................................................................................	18
	ITEM 6. [Reserved] ...............................................................................................................................	20
	ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations .............................................................................................................................	20
	ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk ........................................	35
	ITEM 8. Financial Statements and Supplementary Data ..............................................................	36
	ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..............................................................................................................................	88
	ITEM 9A. Controls and Procedures .....................................................................................................	88
	ITEM 9B. Other Information .................................................................................................................	91
	ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections .......................	91

Part III :
	ITEM 10. Directors, Executive Officers and Corporate Governance .............................................	91
	ITEM 11. Executive Compensation .....................................................................................................	92
	ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters .............................................................................................................	92
	ITEM 13. Certain Relationships and Related Transactions, and Director Independence .........	92
	ITEM 14. Principal Accounting Fees and Services ...........................................................................	92

Part IV:
	ITEM 15. Exhibits, Financial Statement Schedules .........................................................................	93
	ITEM 16. Form 10-K Summary ...........................................................................................................	98

Signatures .....................................................................................................................................................................		99
_____________________________________________________________________

PART I

ITEM 1.	BUSINESS.
General
L3Harris Technologies, Inc. is the Trusted Disruptor for the defense industry. With customers’ mission-critical needs in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains in the interest of global security. We support government customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government, their prime contractors and international allies. Our products and services have defense and civil government applications, as well as commercial applications.
Our fiscal year ends on the Friday nearest December 31. The fiscal year ended January 3, 2025 (“fiscal 2024”)
included 53 weeks and fiscal years ended December 29, 2023 (“fiscal 2023”) and December 30, 2022 (“fiscal
2022”) included 52 weeks. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and
“L3Harris” as used in this Report mean L3Harris Technologies, Inc. and its subsidiaries.
Description of Business Segments
We structure our operations primarily around the products, systems and services we sell and the markets we serve, and we report our financial results in four operating segments, which are also our reportable segments or business segments. From time to time, we acquire or divest businesses and strategically realign businesses within and across our business segments to optimize existing capabilities and enhance the efficiency with which we develop and deliver our products and services. Our business segments provide a wide-range of products, systems and services to various customers and are described below. For financial information with respect to our business segments, see Note 14: Business Segments in the Notes.
Space & Airborne Systems (“SAS”). Supplies full mission solutions as a prime and subsystem integrator in the space, airborne and cyber domains. We provide top-tier capabilities in the design, development, integration, production and sustainment of weapons systems for national security, civil government and international customers in the following business sectors:
Space Systems: Intelligence, surveillance and reconnaissance (“ISR”); position, navigation and timing; weather and climate monitoring; missile defense and ground-based space surveillance networks.
Intel & Cyber: Situational awareness, optical networks and advanced wireless solutions for classified intelligence and defense customers.
Mission Networks: Communications and networking solutions for air traffic management.
Airborne Combat Systems: Sensors, processors, hardened electronics, unmanned aircraft systems, precision weapons, infrared search and tracking, distributed aperture systems and precision pointing, weapons release systems; antennas for aircraft platforms; and threat warning and countermeasures for airborne, ground and maritime platforms.
Integrated Mission Systems (“IMS”). Delivers differentiated mission capabilities and prime systems integration to support intelligence, reconnaissance and surveillance (ISR), passive sensing and targeting, electronic attack, autonomy, power and communications, networks and sensors. IMS specializes in system design, development, integration, production, modernization and sustainment for national security and international customers in the following business sectors:
ISR: Airborne passive sensing and targeting, mission systems development, integration and life-cycle management for strategic reconnaissance, national command and control, tactical surveillance, electronic attack, agile strike, mobility, and classified platforms.
Maritime: Power, electrical, imaging, communication and sensor systems for naval platforms; integrated autonomous vessels for surface and undersea operations; fleet management; in-service support; missionization prototyping; and naval integration.
Global Optical Systems: Multi-domain, multi-spectral electro-optical and infrared (EO/IR) sensor systems supporting ISR and target acquisition missions; manufacturing of specialty laser and filter glass materials, laser range finders, target designators and transmitters; and highly scalable autonomous solutions. On January 4, 2025, we realigned our software solutions business from the ISR sector into Global Optical Solutions and renamed the sector Targeting & Sensor Systems.
_____________________________________________________________________

Defense Electronics: Space communications and space flight avionics; 360-degree visible/midwave IR passive surveillance; fuzing, navigation and range-testing solutions; and precision electronic components.
Commercial Aviation Solutions: Integrated aircraft avionics, pilot training and data analytics services for the commercial aviation industry. At January 3, 2025, Commercial Aviation Solutions (“CAS disposal group”) was classified as held for sale in our Consolidated Balance Sheet. See Note 13: Acquisitions and Divestitures in the Notes
for further information.
Communication Systems (“CS”). Enables warfighters across all domains with solutions critical to mission success even in the most contested environments. We are a leading provider of resilient communication solutions for the U.S. Department of Defense (“DoD”), international, federal, and state agency customers in the following business sectors:
Tactical Communications: Design, manufacture and sustainment of resilient and interoperable secure communication solutions that include tactical radios, software, waveforms, satellite terminals and end-to-end battlefield systems.
Broadband Communications: Design, manufacture and sustainment of resilient and secure communication solutions that include ISR and tactical data links, software and integrated broadband networks.
Integrated Vision Solutions: Design, manufacture and sustainment of a full suite of helmet-mounted integrated night vision goggles with leading-edge image intensifier tubes and weapon-mounted sights, aiming lasers, and range finders.
Public Safety and Professional Communications: State-of-the-art communication equipment, systems and applications for federal agencies, state and local government first responders, utilities and transit agencies.
Aerojet Rocketdyne (“AR”). Provides propulsion, power and armament products and systems to U.S.
Government, including the DoD, National Aeronautics and Space Administration ("NASA") and major aerospace and defense prime contractors in the following business sectors:
Missile Solutions: Propulsion technologies and armament systems for strategic defense, missile defense, hypersonic and tactical systems.
Space Propulsion and Power Systems: Premier propulsion and power systems for national security, space and exploration missions.
International Business
In fiscal 2024, revenue from products and services where the end consumer is located outside the U.S., including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was $4.4 billion (21% of our revenue) and came from a large number of countries with no single foreign country accounting for more than 5% of our total revenue. For financial information regarding our domestic and international operations, including long-lived assets, see Note 14: Business Segments in the Notes.
The majority of our international marketing activities are conducted through subsidiaries that operate in the
Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”) regions and Canada. We also have established international marketing organizations and several regional sales offices.
Competitive Conditions and Trends in Market Demand
We operate in highly-competitive markets that are sensitive to technological advances. Some of our competitors in each of our markets are larger than we are and can maintain higher levels of expenditures for research and development (“R&D”). We concentrate on the opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. We also collaborate with innovative partners, such as our strategic partnerships with Palantir Technologies and Shield Capital to develop new capabilities to meet the demands of our customers. Such collaboration is required by modern market dynamics where competing in our markets requires the ability to fuse hardware, software and artificial intelligence (“AI”). Principal competitive factors are product and system quality and reliability; technological capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; and cost-effectiveness. We frequently
“partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs. We compete domestically and internationally against large defense companies;
principally BAE Systems, Boeing, General Dynamics, Lockheed Martin, Northrop Grumman, RTX, Thales and non-
traditional defense contractors. For further discussion of trends in market demand, see “Item 7. Management’s
Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
_____________________________________________________________________

Backlog
Company-wide total backlog was $34.2 billion and $32.7 billion at January 3, 2025 and December 29, 2023, respectively. We expect to recognize approximately 45% of the revenue associated with Company-wide total backlog by the end of fiscal 2025 and approximately 75% of the revenue associated with Company-wide total backlog by the end of fiscal 2026, with the remainder to be recognized thereafter. See Note 1: Significant Accounting
Policies in the Notes for additional information regarding Company-wide total backlog.
R&D
We conduct R&D activities using our own funds (company-funded R&D) and under contractual arrangements
(customer-funded R&D). See Note 1: Significant Accounting Policies in the Notes for further information on company-
funded R&D.
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
Government Regulations
Our company is subject to various federal, state, local and international laws and regulations relating to the development, manufacture, sale and distribution of our products and services, and it is our policy to comply with the applicable laws in each jurisdiction in which we conduct business. Regulations include, but are not limited to, those related to import and export controls, corruption, bribery, the protection of the environment, government procurement, competition, product safety, workplace health and safety, employment, labor and data privacy. The following describes significant regulations that may impact our businesses. For further discussion of risks relating to government regulations, see “Item 1A. Risk Factors” of this Report.
Government Contracts. In fiscal 2024, the percentage of our revenue that was derived from sales to
U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 76% and no other customer accounted for more than 5% of our revenue.
Additional information regarding customers for each of our segments is provided under “Item 1. Business —
Description of Business Segments” of this Report.
Cost-type contracts. Our U.S. Government cost-reimbursable contracts provide for the reimbursement of allowable costs plus payment of a fee and fall into three basic types: (i) cost-plus fixed-fee contracts, which provide for payment of a fixed fee irrespective of the final cost of performance; (ii) cost-plus incentive-fee contracts, which provide for payment of a fee that may increase or decrease, within specified limits, based on actual results compared with contractual targets relating to factors such as cost, performance and delivery schedule; and (iii) cost-
plus award-fee contracts, which provide for payment of an award fee determined at the customer’s discretion based on our performance against pre-established performance criteria. Under our U.S. Government cost-reimbursable contracts, we are reimbursed periodically for allowable costs and are paid a portion of the fee based on contract progress. Some costs are partially or wholly unallowable for reimbursement by statute or regulation. Examples include certain merger and acquisition costs, lobbying costs, charitable contributions, interest expense, financing costs and certain litigation defense costs.
Fixed-price contracts. Our U.S. Government fixed-price contracts are either firm fixed-price contracts or fixed-
price incentive contracts. Under our U.S. Government firm fixed-price contracts, we agree to perform a specific scope of work or sell a specific product for a fixed price and, as a result, benefit from cost savings or carry the burden of cost overruns. Under our U.S. Government fixed-price incentive contracts, we share with the
U.S. Government both savings accrued for performance at less than target cost as well as costs incurred in excess of target cost up to a negotiated ceiling price, which is higher than the target cost, but carry the entire burden of costs exceeding the negotiated ceiling price. Under such incentive contracts, profit may also be adjusted up or down depending on whether specified performance objectives are met. Under our U.S. Government firm fixed-price and fixed-price incentive contracts, we generally receive either milestone payments totaling 100% of the contract price or monthly progress payments in amounts equaling 80% of costs incurred under the contract. The remaining amounts, including profits or incentive fees, are billed upon delivery and final acceptance of end items and deliverables under the contract.
_____________________________________________________________________

Our production contracts are mainly fixed-price contracts and development contracts are generally cost-
reimbursable contracts, although we have some fixed-price development contracts. Time-and-material contracts are considered fixed-price contracts as they specify a fixed hourly rate for each labor hour charged.
For further discussion of risks relating to U.S. Government contracts, see “Item 1A. Risk Factors,” “Item 3.
Legal Proceedings” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations” of this Report.
Environmental. Our operations are subject to and affected by U.S. federal, state, local and foreign laws and regulations relating to the protection of the environment. We have incurred and, based on currently available information, we expect to continue to incur capital and operating costs to comply with existing and pending environmental laws and regulations. See “Item 1A. Risk Factors” and “Item 3. Legal Proceedings” of this Report and
Note 1: Significant Accounting Policies and Note 15: Legal Proceedings, Commitments and Contingencies in the Notes.
Materials, Suppliers and Seasonality
Because of the diversity of our products and services, as well as the wide geographic dispersion of our facilities, we use numerous sources for the wide array of materials, such as electronic components, printed circuit boards, metals and plastics needed for our operations and products. We depend on suppliers and subcontractors for a large number of components and subsystems. We also rely on a limited number of certified microelectronics component suppliers for our products. We have experienced component shortages from vendors as a result of the global pandemic, natural disasters, or the shifting regulatory landscape. These events or regulations may cause a spike in demand for certain electronic components resulting in industry-wide supply chain disruptions. For further discussion of risks relating to subcontractors and suppliers, see “Item 1A. Risk Factors” of this Report.
We do not consider any material portion of our business to be seasonal. Various factors can affect the distribution of our revenue between accounting periods, including the timing of contract awards and the timing and availability of U.S. Government funding, as well as the timing of product deliveries and customer acceptance.
Human Capital and Sustainability
Our success depends on our skilled workforce. Attracting, developing, motivating and retaining highly-skilled people, particularly those with technical, engineering and science backgrounds, and in many cases, security clearances, is critical to our ability to execute our strategic priorities. We use human capital measures to set goals and monitor performance in several areas, including health and safety and talent.
Additional information regarding our human capital strategy and sustainability goals are available in our 2024
Sustainability Report which we expect to be published in fiscal 2025 on our company website. Information on our website, including our 2024 Sustainability Report, is not incorporated by reference into this Report.
Workforce Demographics. We had approximately 47,000 employees at January 3, 2025, including approximately 18,000 engineers and scientists. Of our total employees, 89% were located in the U.S. As of
January 3, 2025, approximately 2,600, or 6%, of our U.S. employees were covered by various collective bargaining agreements, which we expect will be renegotiated as they expire, as we historically have done without significant disruption to operating activities.
Health and Safety. We prioritize the safety of our employees through maintaining a proactive safety culture and implementing programs designed to eliminate workplace incidents, risks and hazards. Throughout the year, we review and monitor our performance closely to reduce Occupational Safety and Health Administration reportable incidents.
Talent Strategy. We are focused on ensuring we maintain a balanced talent portfolio. Attracting new perspectives, ideas and capabilities, recognizing and rewarding performance, offering professional development and career growth opportunities, and providing an engaging employee experience that retains talent are strategic priorities. We strive to attract employees in all stages of their careers.
We hired approximately 4,500 new employees in fiscal 2024. We offer competitive salaries and comprehensive benefit packages, including health care, retirement planning and employer retirement contributions, educational assistance, child and elder back-up care, paid parental leave, and a discretionary paid time off program.
Sustainability. During fiscal 2024, we updated our environmental sustainability goals: by 2030 we plan to reduce our Scope 1 and Scope 2 greenhouse gas (“GHG”) emissions by 60%, water usage by 20%, solid waste by
10% from 2021 levels and source 40% of our electricity from renewable sources.
_____________________________________________________________________

Available Information
Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919. Our
website address is https://www.l3harris.com.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-
K and amendments to such reports are available free of charge on our website https://www.l3harris.com/investors, as soon as reasonably practicable after these reports are electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). We also will provide the reports in electronic or paper form, free of charge, upon written request. Our website and the information posted thereon are not incorporated into this Report or any current or other periodic report that we file with or furnish to the SEC.
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations,” most notably those listed in the following section of this Report. All forward-looking statements are qualified by, and should be read in conjunction with, those risk factors. Forward-looking statements are made in reliance on the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities
Exchange Act of 1934, as amended (the “Exchange Act”), and are made as of the date of filing of this Report, and we disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements, whether as a result of new information, future events or developments or otherwise, after the date of filing of this
Report or, in the case of any document incorporated by reference, the date of that document.

ITEM 1A.	RISK FACTORS.
Our business, financial condition, results of operations, cash flows and equity are subject to, and could be materially adversely affected by, various risks and uncertainties, including, without limitation, those set forth below, any one of which could cause our actual results to vary materially from recent results or our anticipated future results.
Macroeconomic, Industry and Governmental Risks
We depend on winning business in competitive markets from U.S. Government customers for a significant portion of our revenue. We are highly dependent on revenue from U.S. Government customers, primarily defense-
related programs with the DoD and other government agencies.
The market for sales to U.S. Government customers is highly competitive and the U.S. Government may choose to use other contractors as part of competitive bidding processes or otherwise. The U.S. Government has increasingly relied on certain types of contracts that are subject to multiple competitive bidding processes, including multi-vendor indefinite-delivery, indefinite-quantity (“IDIQ”), government-wide acquisition contracts, General
Services Administration Schedules and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. Some of our competitors have greater financial resources than we do and may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-
award contracts. Further, competitive bidding processes involve significant cost and managerial time to prepare bids
_____________________________________________________________________

and proposals for contracts and the risk that we may fail to accurately estimate the resources and costs required to fulfill any contract awarded to us. We may choose not to bid in certain competitive bidding processes, which would result in the potential loss of opportunities. Additionally, bid protests from unsuccessful bidders can result in significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us.
A reduction in U.S. Government funding or a change in U.S. Government spending priorities could have an adverse impact on our business, financial condition, results of operations, cash flows and equity. We expect changes in policy positions and spending priorities from the new Administration. Our U.S. Government programs must compete with programs managed by other government contractors and with other policy imperatives for consideration for limited resources and for uncertain levels of funding during the budget and appropriations process.
Although multi-year contracts may be authorized and appropriated in connection with major procurements,
Congress generally appropriates funds on a U.S. Government fiscal year (“GFY”) basis. Procurement funds are typically disbursed over the course of one to three years. Consequently, programs often initially receive only partial funding, and additional funds are obligated only as Congress authorizes further appropriations.
We cannot predict the extent to which total funding and/or funding for individual programs will be changed as part of the annual appropriations process ultimately approved by Congress and the President or in separate supplemental appropriations or continuing resolutions, as applicable. Budget and appropriations decisions made by the U.S. Government are outside of our control and may have long-term consequences for our business. U.S.
Government spending priorities and levels remain uncertain and difficult to predict, especially with a new administration, and are affected by numerous factors, including the U.S. Government’s budget deficit and the national debt. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending on an absolute or inflation-adjusted basis, could have material adverse consequences on our current or future business.
If Congress does not enact a full-year GFY 2025 appropriations bill, the U.S. Government may not be able to fulfill its funding obligations, and there could be significant disruption to all discretionary programs and corresponding impacts on the entire defense industry, which could adversely affect our business, results of operations, financial condition and cash flow. Any inability of the U.S. Government to complete its budget process for any GFY and resulting operation on funding levels equivalent to its prior fiscal year pursuant to a Continuing
Resolution (“CR”) or shut down, also could have material adverse consequences on our current or future business.
For more information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of
Operations - U.S. and International Budget Environment” of this Report.
Our results of operations and cash flows are substantially affected by our mix of fixed-price, cost-type and time-and-material type contracts. Fixed-price contracts, particularly for development programs, could subject us to losses from cost overruns or inflation. In fiscal 2024, 73% of our revenue was derived from fixed-price contracts that allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, including due to greater than anticipated or a sustained period of increased inflation or unexpected delays because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money (or make more or less money than estimated) on these contracts. Fixed-price U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in limited circumstances, paying the entire cost of its replacement by another provider.
Contracts for development programs include complex design and technical requirements and are generally contracted on a cost-reimbursable basis, however, some existing development programs are contracted on a fixed-
price basis or include cost-type contracting for the development phase with fixed-price production options. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, increases in the price of materials, a significant increase in or a sustained period of increased inflation, problems with our suppliers, labor market conditions and cost overruns, can result in less favorable economics or even losses over-time (which, especially in the case of sharp and significant sustained inflation, could happen quickly and have long lasting impacts). Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer losses if the customer exercises its right to terminate. Some of our contracts have provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Cost overruns would adversely impact our results of operations, which are dependent on our ability to maximize our earnings from our contracts, and the potential risk would be greater if our contracts shifted toward a greater percentage of fixed-price contracts, particularly firm fixed-price contracts, as opposed to cost-type and time-and-material contracts.
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
The application or impact of regulations, unilateral government action, termination or negative audit findings for one or more of our contracts could have an adverse impact on our business, financial condition, results of operations, cash flows and equity. U.S. Government contracts are generally subject to U.S. Government oversight audits, which could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenue based on costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments, and we may be required to materially reduce our revenue or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines or suspension or debarment from U.S. Government contracting or subcontracting for a period of time.
In addition, U.S. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience upon payment only for work done and commitments made at the time of termination. For some contracts, we are a subcontractor and the U.S. Government could terminate the prime contractor for convenience without regard for our performance as a subcontractor. We may be unable to secure new contracts to offset revenue or backlog lost as a result of any termination of our
U.S. Government contracts. Because a significant portion of our revenue is dependent on our performance and payment under our U.S. Government contracts, the loss of one or more large contracts could have an adverse impact on our business, financial condition, results of operations, cash flows and equity.
From time to time, we may begin performance of a U.S. Government contract under an undefinitized contract action with a not-to-exceed price before the terms, specifications or price are agreed to between the parties. In these arrangements, the U.S. Government has the ability to unilaterally definitize the contract if a mutual agreement regarding terms, specifications and price cannot be reached. These uncertainties or loss of negotiating leverage associated with long delays could have a material adverse impact on our business, financial condition, results of operations, cash flows and equity.
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
We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures. We participate in U.S. and international markets that are subject to uncertain economic conditions. In particular, U.S. federal, state and local government spending priorities and levels remain uncertain and difficult to predict and are affected by numerous factors. In addition, certain of our non-U.S. customers, including in the Middle East and other oil or natural gas-
producing countries, could be impacted by weakness or volatility in oil or natural gas prices, or negative expectations about future prices or volatility, which could adversely affect demand for our products, systems, services or technologies. As a result of that uncertainty, it is difficult to develop accurate estimates of the level of
_____________________________________________________________________

growth in the markets we serve. Because those estimates underpin all components of our budgeting and forecasting, our estimates or guidance for future revenue, income and expenditures may be inaccurate, and we may make significant investments and expenditures but never realize the anticipated benefits.
We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability. Ongoing instability and current conflicts in global markets, including in the Ukraine and Eastern Europe, the Middle East and Asia, and the
potential for other conflicts and future terrorist activities and geo-political events throughout the world, including new or increased economic and trade sanctions, including tariffs, have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations and profitability. These types of matters cause uncertainty in financial and insurance markets and may significantly increase the political, economic and social instability in the geographic areas in which we operate.
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
We are subject to government investigations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity. U.S. Government contractors are subject to extensive legal and regulatory requirements, including International Traffic in Arms Regulations (“ITAR”) and U.S.
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
We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally. We are dependent on sales to customers outside the U.S. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a portion of our international revenue is from, and a portion of our business activity is being conducted with or in, less-developed countries and sometimes countries with unstable governments, or in areas of military conflict or at military installations. Other risks of doing business internationally include:
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
_____________________________________________________________________

Business and Operational Risks
We depend on our subcontractors and suppliers, and failures in or disruptions to our supply chain could cause our products and or services to be produced or delivered in an untimely or unsatisfactory manner. Our ability to manufacture and deliver products and services to our customers requires our U.S. and non-U.S. subcontractors and suppliers to provide a variety of materials, components, subsystems and services. In some instances, we depend upon a single supplier for components, which adds risk because that supplier may at times be unable to meet our needs and because we may have little negotiating leverage with sole-source suppliers. Identifying and qualifying dual and second-source suppliers can be difficult, time consuming and may result in increased costs. Any inability to timely develop cost-effective alternative sources of supply could materially impact our ability to manufacture and deliver products and services to our customers.
In addition, we are required to procure certain materials and components, including certain microelectronic components, from U.S. Government-approved supply sources. Certain heightened regulatory requirements that may apply to these sources can further limit the subcontractors and suppliers we may utilize. Legislation, regulatory changes or other governmental actions, including product certification or stewardship requirements, sourcing restrictions, tariffs, embargoes, product authenticity, cybersecurity regulation, and environmental standards (e.g., greenhouse gas emission limitations) may all impact our subcontractors and suppliers, and there continues to be uncertainty about actions that may be implemented by the new Administration.
From time to time, our subcontractors and suppliers experience financial and operational difficulties outside of our direct control, which may impact their ability to deliver the materials, components, subsystems and services we need.
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
While we continuously work to implement supply chain resiliency initiatives, we cannot guarantee the success of any of these efforts. Material supply disruptions may still occur in the future,  leading to untimely delivery or unsatisfactory quality of products and services, and potentially adversely affecting our business, operational results, financial condition and cash flow.
We must attract and retain key employees, and any failure to do so could harm us. Our future success depends to a significant degree upon the continued contributions of our management and our ability to attract and retain highly-qualified management and technical personnel, including engineers and employees who have U.S.
Government security clearances, particularly clearances of top secret and above. To the extent that the demand for qualified personnel exceeds supply in certain areas, we could experience higher labor, recruiting or training costs in order to attract and retain such employees. Failure to attract and retain such personnel would damage our future prospects and could adversely affect our ability to succeed in our human capital goals and priorities, as well as negatively impact our business and operating results.
We could be negatively impacted by a security breach of our Information Technology (“IT”) networks and related systems. We face the risk of a security breach, whether through cyber-attack on our IT infrastructure, insider threat, or threats to the physical security of our facilities and employees or other significant disruption of our IT networks and related systems or those of our suppliers or subcontractors. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, is persistent. The volume, intensity and sophistication of threats from around the world remains elevated.
These risks may increase as AI capabilities improve.
As a government contractor with access to national security or other sensitive government information, we face a heightened risk of a security breach or disruption from threats to gain unauthorized access to our and our customers’ proprietary information on our IT networks and related systems, our classified networks, and to the IT networks and related systems that we operate, maintain and secure for certain of our customers. We have implemented various measures to manage the risk of a security breach or disruption. See “Item 1C. Cybersecurity"
in this Report for further discussion of our risk management and strategy related to cybersecurity threats.
_____________________________________________________________________

Our efforts and measures have not been entirely effective in the case of every cyber security incident, but no incident has had a material negative impact on us to date. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-
attacks and cyber intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In some cases, the resources of foreign governments may be behind such attacks due to the nature of our business and the industries in which we operate.
Accordingly, we may be unable to anticipate these techniques or to implement adequate security controls or other preventative measures and future cyber security incidents may have a material negative impact on us. A security breach or other significant disruption involving these types of information and IT networks and related systems could:
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
We must also rely on the safeguards of varying levels put in place by customers, suppliers, vendors, subcontractors or other third parties to minimize the impact of cyber threats, other security threats or business disruptions. These third parties may have varying levels of cybersecurity expertise and safeguards. Our commercial arrangements with these third parties include processes designed to require that the third parties and their employees and agents agree to maintain certain standards for the storage, protection and transfer of confidential, personal and proprietary information. However, we remain at risk of a data breach due to the intentional or unintentional non-compliance by a third party’s employee or agent, the breakdown of a third party’s data protection processes, which may not be as sophisticated as ours, or a cyber-attack on a third party’s information network and systems.
Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, cash flows and equity, reputation, ability to protect data, assets, and intellectual property, maintenance of customer and vendor relationships, competitive posture, and could lead to litigation or regulatory investigations or actions.
Our future success will depend on our ability to develop new products and services that achieve market acceptance in our current and future markets. Our businesses are characterized by rapidly changing technologies and evolving industry standards. To remain competitive, we need to continue to design, develop, manufacture, assemble, test, market and support new products and services, which will require the investment of significant financial resources in new technologies such as AI.
We have allocated funds for such investments through customer-funded and internal R&D, strategic alliances and other teaming arrangements, but we may not be able to successfully identify new opportunities and may not have the necessary resources to develop new products and services in a timely or cost-effective manner.
Furthermore, we cannot be sure that these expenditures ultimately will lead to the timely development of new products and services. Due to the design complexity of some of our products and services, we may experience delays in completing development and introducing new products and services or incorporating new technologies into our existing products and services in the future. Any delays could result in increased costs of development or divert resources from other projects.
In addition, the markets for our products and services may not develop as we currently anticipate, we may not be as successful in newly identified markets as anticipated, and joint ventures, partnerships, strategic alliances or other teaming arrangements we may enter into to pursue developing new products and services may not be successful. Our competitors may incorporate AI technologies into their products or services more quickly or more successfully than us, which could impair our ability to compete. Furthermore, competitors may develop competing products and services or incorporate new technologies into our existing products and services that either gain market acceptance in advance of our products and services or cause our existing products and services or
_____________________________________________________________________

technologies to become non-competitive or obsolete, which could adversely affect our results of operations and harm our business.
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
Risk of the release, unplanned ignition, explosion, or improper handling of dangerous materials used in our business could disrupt our operations and adversely affect our financial results. Our business operations are subject to risk in connection with the handling, production, and disposition of potentially explosive and ignitable energetic materials and other dangerous chemicals, including motors and other materials used in rocket propulsion.
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
Failure to achieve the expected results of LHX NeXt could adversely affect our future financial condition and results of operations. In fiscal 2023, we announced LHX NeXt, a targeted three-year program designed to enhance organizational agility and performance by leveraging our scale and relationships across segments to drive operational efficiency and competitiveness for the enterprise. We have seen significant progress on LHX NeXt in fiscal 2024, however, there can be no assurances that such progress will continue in fiscal 2025, that the initiatives that are part of LHX NeXt will achieve their desired results or that costs savings achieved as a result of LHX NeXt will impact our results of operations on the time frame or in the manner we currently expect.
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
Our profitability can be adversely affected when estimated contract costs increase from our initial estimates, especially without comparable increases in revenue. There are many reasons estimated contract costs can increase, including: (i) supply chain disruptions, inflation and labor issues; (ii) design or other development challenges; and (iii)
program execution challenges (including from technical or quality issues and other performance concerns).
However, because of the significance of the judgments and the difficulties inherent in estimating future costs, we cannot guarantee that estimated revenues and contract costs will not change in the future. Any cost growth or
_____________________________________________________________________

changes in estimated contract revenues and costs may adversely affect results of operations and financial condition.
For additional information regarding our critical accounting estimates applicable to our accounting for our contracts, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations - Critical
Accounting Estimates” of this Report.
Our level of indebtedness and our ability to make payments on or service our indebtedness and our unfunded defined benefit plans liability may materially adversely affect our financial and operating activities or our ability to incur additional debt.  A substantial portion of our retired employee population and a portion of our current employee population are covered by defined benefit pension and other postretirement defined benefit plans
(collectively, “defined benefit plans”). At January 3, 2025, we had $11.8 billion in aggregate principal amount of outstanding fixed-rate debt, which reflects our total long-term debt, including current portion but excluding finance leases, and $205 million of unfunded defined benefit plan liabilities. Our ability to make payments on and to refinance our current or future indebtedness, and our ability to make contributions to our unfunded defined benefit plans liability, will depend on our ability to generate cash from operations, financings and investments, which may be subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
While our outstanding long-term debt is all fixed rate and our repayment schedule is known, the costs and returns related to our defined benefit plans are variable. Accordingly, our defined benefit plan liabilities could increase, which could require us to make significant funding contributions to our defined benefit plans and affect cash flows in future periods.
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
•Increases in expenses not fully deductible for tax purposes, including impairment of goodwill or other long-
term assets acquired in connection with mergers or acquisitions;
•Changes in available tax credits;
•Changes in share-based compensation expense;
•Changes in the valuation of our deferred tax assets and liabilities; and
•The resolution of issues arising from tax audits with various tax authorities.
Any significant increase in our future effective tax rates, or timing of deductions, credits, or payments, could adversely impact our results of operations and cash flow for future periods.
We may not be successful in obtaining the necessary export licenses and Congress may prevent proposed sales to certain foreign governments. We must first obtain export and other licenses and authorizations from various
U.S. Government agencies before we are permitted to sell certain products and technologies outside of the U.S. For example, the U.S. Department of State must notify Congress at least 15 to 60 days, depending on the size and location of the proposed sale, prior to authorizing certain sales of defense equipment and services to foreign governments. During that time, Congress may take action to block the proposed sale. We may be unsuccessful in obtaining necessary licenses or authorizations or Congress may prevent or delay certain sales.
Our ability to obtain necessary licenses and authorizations timely or at all is subject to risks and uncertainties, including changing U.S. Government policies or laws or delays in Congressional action due to geopolitical and other factors. If we are not successful in obtaining or maintaining the necessary licenses or authorizations in a timely
_____________________________________________________________________

manner, our sales relating to those approvals may be reversed, prevented or delayed, and any significant impairment of our ability to sell products or technologies outside of the U.S. could negatively impact our business, financial condition, results of operations, cash flows and equity.
Environmental issues could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity. Our operations are subject to various U.S. federal, state and local, as well as certain foreign, environmental laws and regulations within the countries in which we operate relating to the discharge, storage, treatment, handling, disposal and remediation of certain materials, substances and wastes used in our operations. Our real estate assets in particular are subject to various risks, including that our reserves for estimated future environmental obligations may prove to be insufficient, we may be unable to complete environmental remediation or, we may be unable to have state and federal environmental restrictions lifted.
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
_____________________________________________________________________

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
We may become subject to intellectual property infringement claims, and third parties may infringe upon our intellectual property rights. Many of the markets we serve are characterized by vigorous protection and pursuit of intellectual property rights, which often has resulted in protracted and expensive litigation. Our competitive position in the market depends in part on our ability to ensure that our intellectual property is protected, that our intellectual property rights are not diluted or subject to misuse, and that we are able to license certain third-party intellectual property on reasonable terms. Third parties have claimed in the past, and may claim in the future, that we are infringing directly or indirectly upon their intellectual property rights, and we may be found to be infringing or to have infringed directly or indirectly upon those intellectual property rights. Claims of infringement might also require us to enter into costly royalty or license agreements. Our patents and other intellectual property may be challenged, invalidated, misappropriated or circumvented by third parties. Moreover, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all.
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
_____________________________________________________________________

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
Risk Management and Strategy
We assess and identify material risks from cybersecurity threats primarily through the work of our Information
Security organization, which is fully integrated in our enterprise risk management (“ERM”) process in close partnership with other functions such as Engineering, Industrial Security, Internal Audit, and Legal. The ERM
process, administered by management with input from each business segment and function, continuously monitors material risks facing L3Harris, including cybersecurity threats. Our Information Security organization, is led by our
Chief Information Officer (“CIO”), who has extensive experience leading information technology for global
_____________________________________________________________________

organizations across aerospace, defense and industrials, and works directly with our Chief Executive Officer (“CEO”)
and other members of senior management to assess cybersecurity threats as part of the ERM process. The CIO oversees the internal cybersecurity organization of more than 100 full-time employees headed by our Chief
Information Security Officer (our “Cybersecurity Team”).
Risks related to cybersecurity threats are reflected in an enterprise risk “heat map,” along with other material risks identified through the ERM process, and any mitigation plans developed to manage such risks are reported to our Board of Directors (“Board”). The “heat map” includes risks related to cybersecurity threats to L3Harris and our customers, suppliers, vendors, subcontractors or other third parties, and the possibility of a data breach of our confidential, personal and proprietary information through a cybersecurity incident impacting L3Harris or any third party.
To actively manage cybersecurity risks identified as part of the ERM process or otherwise and to manage emerging cybersecurity threats in real time, management has implemented an ISO 27001 certified Information
Security Management System. Our Cybersecurity Team operates a Security Operations Center that continuously monitors activity, frequently scans applications and systems for vulnerabilities to risk from cybersecurity threats and creates action plans to address and track identified cybersecurity threats until they have been remediated. Activities and cybersecurity incidents are reported to our CIO, who briefs senior management, including our CEO, as well as the Innovation and Cyber Committee and the Audit Committee of our Board (respectively, the “Innovation and Cyber
Committee” and the “Audit Committee”), as appropriate. Our Cybersecurity Team also routinely engages with third parties, including government agencies focused on cyber resiliency, to manage risks from cybersecurity threats. For example, we are members of the DoD Defense Industrial Base Collaborative Information Sharing Environment, the
National Defense Information Sharing and Analysis Center, and the National Security Agency Enduring Security
Framework. These organizations share real-time cybersecurity threat information and best practices in protecting, detecting and recovering from cybersecurity threats.
We are committed to safeguarding against both internal and external security threats through a robust counterintelligence and insider threat program that utilizes cutting-edge data analytics and machine learning. As a defense contractor, we are subject to the Department of Defense's cybersecurity regulations, including the Defense
Federal Acquisition Regulation Supplement, ensuring the protection of Controlled Unclassified Information and prompt reporting of cybersecurity incidents. Our practices have been rigorously assessed by the Defense Contract
Management Agency to meet the Level 2 Cybersecurity Maturity Model Certification requirements, reflecting our dedication to maintaining stringent security controls.
To mitigate cybersecurity risks introduced from our supply chain, we have a dedicated Cybersecurity - Supply
Chain Risk Management team. This team assesses new suppliers against best cybersecurity practices, ensures cybersecurity regulations are contractually flowed down and coordinates mitigation actions across the company if a supplier is impacted by a cybersecurity incident. The Supply Chain Risk Management team utilizes industry monitoring services to identify potential supply chain incidents and works closely with our Cybersecurity Team to understand the latest threats affecting our industry.
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
While we have implemented robust practices to mitigate cybersecurity risks, and prior cybersecurity threats have not materially affected our business strategy, results of operations or financial condition, we could be negatively impacted by a cybersecurity breach, through cyber-attack, cyber intrusion, insider threats, supply chain incidents, or otherwise, or other significant disruption of our IT networks and related systems or of those we operate for certain of our customers. See “Item 1A. Risk Factors” in this Report for further discussion of specific risks related to cybersecurity threats.
_____________________________________________________________________

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
As of January 3, 2025, we operated approximately 250 locations in the U.S., Canada, EMEA, and APAC, consisting of approximately 27 million square feet of manufacturing, administrative, R&D, warehousing, engineering and office space, of which we owned approximately 12 million square feet and leased approximately 15 million square feet. As of January 3, 2025, we had major operations at the following locations:
SAS — Palm Bay, Melbourne and Malabar, Florida; Rochester and Amityville, New York; Clifton, New Jersey;  Van
Nuys and San Diego California; Colorado Springs, Colorado; Fort Wayne, Indiana; Herndon, Virginia; Wilmington,
Massachusetts; and Alpharetta, Georgia.
IMS — Greenville, Waco, Rockwall and Plano, Texas; Mirabel and Waterdown, Canada; Camden, New Jersey;
Anaheim, California; Mason and Cincinnati, Ohio; Tulsa, Oklahoma; Salt Lake City, Utah; Philadelphia, Pennsylvania;
Crawley, United Kingdom; and Grand Rapids, Michigan.
CS — Rochester, New York; Salt Lake City, Utah; Londonderry, New Hampshire; Lynchburg, Virginia; Tempe,
Arizona; Carlsbad, California; Farnborough, United Kingdom; Brisbane, Australia; Melbourne, Sunrise, Florida; and
Abu Dhabi, United Arab Emirates.
AR — Camden, Arkansas; Chatsworth, California; Huntsville, Alabama; West Palm Beach, Florida; Orange,
Virginia; Redmond, Washington; Orlando, Florida; and Hancock County, Mississippi.
Corporate — Melbourne, Florida; and Arlington, VA.
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
_____________________________________________________________________

INFORMATION ABOUT OUR EXECUTIVE OFFICERS.
Our executive officers as of February 14, 2025, are listed below, along with their ages on that date, position held with us and principal occupation and business experience during at least the past five years.

Name	Age	Position	Held Since	Recent Business Experience
Kenneth L. Bedingfield	52	Chief Financial Officer (“CFO”) and President, AR(1)	December 2023
CEO, Epirus, Inc. (“Epirus”) (2022-2023);
President and Chief Operating Officer,
Epirus (2022); CFO, Epirus (2020-2022);
CFO,  Northrop Grumman Corporation
(“Northrop Grumman”) (2015-2020),
Aerospace Sector CFO, Northrop
Grumman (2013-2015)

John P. Cantillon	58	Vice President (“VP”), Principal Accounting Officer	May 2024	VP, Assistant Controller (2023-2024); VP of Finance Manufacturing Operations, Pratt & Whitney (2023); VP and Controller, Pratt & Whitney (2020-2023)
Christoph T. Feddersen	53	VP, General Counsel & Secretary	August 2024	VP, General Counsel of L3Harris SAS (2024); VP and General Counsel, Collins Aerospace Systems (2018-2023)
Christopher E. Kubasik	63	Chair and CEO	June 2022	Vice Chair and CEO (2021); Vice Chair, President and Chief Operating Officer (2019-2021); Chairman, CEO and President, L3 Technologies, Inc. (“L3”) (2018-2019)
Samir B. Mehta	52	President, CS	January 2023	President of Advanced Structures, Collins Aerospace (2018-2022); President, Aftermarket (2017-2018)
Melanie Rakita	47	VP and Chief Human Resources Officer	April 2023	VP, Human Resources for L3Harris IMS (2023), SAS (2019-2023), and Legacy Harris Corporation Electronic Systems (2018-2019)
Jonathan P. Rambeau	52	President, IMS	October 2022
VP and General Manager, Integrated
Warfare Systems and Sensors of the
Rotary and Mission Systems business,
Lockheed Martin (2020-2022); VP and
General Manager, C6ISR, Rotary and
Mission Systems, Lockheed Martin
(2016-2020)

Edward J. Zoiss	60	President, SAS	June 2019	President, Legacy Harris Corporation Electronic Systems (2015-2019)
_______________
(1) Following the retirement of Ross Niebergall on February 3, 2025, Kenneth Bedingfield assumed the additional role of President, AR.
There is no family relationship between any of our executive officers or directors. All of our executive officers are elected annually and serve at the pleasure of our Board.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock, par value $1.00 per share, is listed and traded on the New York Stock Exchange (“NYSE”), under the ticker symbol “LHX.” According to the records of our transfer agent, as of February 7, 2025, there were
9,165 holders of record of our common stock.
_____________________________________________________________________

Dividends
During fiscal 2024, 2023 and 2022, we paid quarterly per share cash dividends on our common stock of $1.16,
$1.14 and $1.12, respectively. We currently expect to continue paying cash dividends in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The declaration of dividends by our Board and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board may deem relevant.
Stock Performance Graph
The following graph provides a five year comparison of cumulative total shareholder return (“TSR”), assuming reinvestment of all dividends and an initial investment of $100 at the close of business on January 3, 2020, in
L3Harris common stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the Standard & Poor’s
500 Aerospace & Defense Index (“S&P 500 Aerospace & Defense”):
FIVE YEAR COMPARISON OF CUMULATIVE TSR(1)

$250
$200
$150
$100
$50
January 3, 2020
January 1, 2021
December 31, 2021
December 30, 2022
December 29, 2023
January 3, 2025
Fiscal Year Ended
L3Harris
S&P 500
S&P 500 Aerospace & Defense

_______________
(1) This performance graph is not deemed to be filed with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and should not be deemed to be incorporated by reference into any other previous or future filings by us under the Securities Act or the Exchange Act.
Recent Sales of Unregistered Securities
During fiscal 2024, we did not issue or sell any unregistered securities.
_____________________________________________________________________

Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended January 3, 2025:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)
Month No. 1
(September 28, 2024 - November 1, 2024)
Repurchase program(1)	—	$—	—	$3,422
Employee transactions(2)	2,042	$243.33	—	—
Month No. 2
(November 2, 2024 - November 29, 2024)
Repurchase program(1)	60,000	$227.72	60,000	$3,407
Employee transactions(2)	5,294	$245.69	—	—
Month No. 3
(November 30, 2024 - January 3, 2025)
Repurchase program(1)	115,000	$225.10	115,000	$3,381
Employee transactions(2)	1,412	$239.47	—	—
Total	183,748		175,000	$3,381
_______________
*Periods represent our fiscal months.
(1)On January 28, 2021 and October 21, 2022, we announced that our Board approved share repurchase authorizations under our repurchase program of $6.0 billion and $3.0 billion, respectively. Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof.
(2)Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of restricted stock units
(“RSUs”) and performance share units (“PSUs”) that vested during the quarter. Our equity incentive plans provide that the value of shares delivered to us to pay the exercise price of stock options or to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.

ITEM 6.	[RESERVED.]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations for fiscal 2024 compared with fiscal 2023. A discussion of fiscal 2023 compared to fiscal 2022 can be found in Part II. Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended
December 29, 2023 (our “Fiscal 2023 Form 10-K”). This MD&A is provided as a supplement to, should be read in conjunction with and is qualified in its entirety by reference to, our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this Report. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I. Item 1A. Risk Factors of this Report. For additional information, see  Part I. Item 1. Business - Cautionary Statement Regarding Forward-Looking Statements of this
Report.
OVERVIEW
We are the Trusted Disruptor in the defense industry. With customers’ mission-critical needs in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains in the interest of global security. We support government customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government, their prime contractors and international allies. Our products and
_____________________________________________________________________

services have defense and civil government applications, as well as commercial applications. As of January 3, 2025, we had approximately 47,000 employees, including approximately 18,000 engineers and scientists.
We structure our operations primarily around the products, systems and services we sell and the markets we serve, and we report our financial results in four business segments: SAS, IMS, CS and AR. See Note 14: Business
Segments in the Notes for further information regarding our business segments.
U.S. and International Budget Environment
The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 76%, 76%
and 74%, in fiscal 2024, 2023 and 2022, respectively.
On March 9, 2024, the President signed the first tranche of GFY 2024 appropriations funding bills into law, which funded six government agencies, including the National Aeronautics and Space Administration, the National
Oceanic and Atmospheric Administration, and the Federal Aviation Administration, through the remainder of GFY
2024 which ended on September 30, 2024. A second funding bill, signed into law on March 23, 2024, funded all remaining agencies, including the DoD, through the remainder of GFY 2024. The bill provided approximately
$844 billion in funding for DoD. This was in line with our expectations for 3% growth for defense over GFY 2023 levels and in line with the first year of the Fiscal Responsibility Act of 2023 (“FRA”) caps.
On March 11, 2024, the President’s Budget Request for GFY 2025 was released. The DoD requested
$850 billion, a 1% topline increase consistent with the FRA caps.
On April 24, 2024, the President signed into law a supplemental GFY 2024 appropriations package that included
$67 billion in funding for key DoD programs, bringing the DoD funding for GFY 2024 to $911 billion.
Congress has not yet reached a final agreement on GFY 2025 funding. A short-term CR was enacted on
December 21, 2024 that will fund the U.S. Government until March 14, 2025. While operating under a CR, government agencies are allocated a portion of GFY 2024 enacted funds, and DoD is prohibited from starting new programs. If Congress does not enact all 12 GFY 2025 appropriations bills by April 30, 2025, a 1% automatic sequestration cut will go into effect as mandated by the FRA.
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
Economic Environment
The macroeconomic environment continues to present challenges, which have impacted our business and may continue to impact our future results. The ongoing uncertainty relates to the impacts of inflation, interest rates and ongoing federal deficits, which could raise the cost of borrowing for the federal government impacting U.S.
Government spending priorities and the demand for our products. For a discussion of inflation-related risks, see
“Item 1A. Risk Factors” of this Report.
Operating Environment, Strategic Priorities and Key Performance Measures
As a proven alternative to traditional primes and new entrants, our flexible business model allows us to operate as either a prime, merchant supplier, or subcontractor, offering both commercial pricing and traditional government acquisition approaches. Our products are used across many customer platforms and this platform-agnostic approach gives us a unique advantage in rapidly adapting to the changing threat environment while effectively partnering with new entrants and non-traditional contractors. Customer demand for our solutions remains robust, and we ended fiscal 2024 with backlog of $34.2 billion, a 5% increase over the prior year. Also in fiscal 2024, we invested $515 million (2% of total revenue) in company-funded R&D focused on technologies that expand our capabilities across our domains.
In fiscal 2024, we made considerable progress with our LHX NeXt initiative, our targeted three-year program designed to enhance organizational agility and performance by leveraging our scale and relationships across segments, driving operational efficiency and competitiveness for the enterprise. With this program we are investing in enterprise tools and optimized, revamped processes to unlock further opportunities for margin expansion and create additional value for our shareholders.
_____________________________________________________________________

Our strategic priorities continue to be performance, growth and innovation. We plan to continue to invest, consistent with profitable growth opportunities, and sustain our culture of innovation, while delivering on our commitments to investors, our customers and on every contract we are awarded.  We intend to accomplish this by:
•Building upon our solid foundation and operational rigor to execute for our customers;
•Focusing on profitable growth while securing strategic positions as a prime or subcontractor; and
•Leveraging innovation as a competitive advantage to develop rapid solutions.
We use the following key financial performance measures to manage our business, which are discussed in detail below in the “Operations Review” and “Liquidity and Capital Resources” sections of this MD&A:
•Revenue;
•Operating income and margin; and
•Net cash provided by operating activities.
We use these measures, along with other performance measures that are not defined by U.S. Generally
Accepted Accounting Principles (“GAAP”), to assess the success of our business and our ability to create shareholder value. We believe these measures are balanced among long-term and short-term performance, growth and innovation. We also use some of these and other performance metrics for executive compensation purposes.
OPERATIONS REVIEW
Consolidated Results of Operations

	Fiscal Year Ended
(Dollars in millions, except per share amounts)	January 3, 2025	December 29, 2023

Revenue
Products	$15,134	$13,694
Services	6,191	5,725
Total revenue	21,325	19,419
Cost of revenue
Products	(11,019)	(9,711)
Services	(4,782)	(4,595)
Cost of revenue	(15,801)	(14,306)
Gross margin	5,524	5,113
General and administrative expenses	(3,568)	(3,313)
Impairment of goodwill and other assets	(38)	(374)
Operating income	1,918	1,426
Non-service FAS pension income and other, net(1)	354	338
Interest expense, net	(675)	(543)
Income before income taxes	1,597	1,221
Income taxes	(85)	(23)
Effective Tax Rate	5.3%	1.9%
Net income	1,512	1,198
Noncontrolling interests, net of income taxes	(10)	29
Net income attributable to L3Harris Technologies, Inc.	$1,502	$1,227

Diluted EPS(2)	$7.87	$6.44
______________
(1)“FAS” is defined as Financial Accounting Standards.
(2)“EPS” is defined as Earnings Per Share.
_____________________________________________________________________

Revenue. As described in more detail in Note 13: Acquisitions and Divestitures and elsewhere in the Notes, during fiscal 2024 and 2023, we completed certain business divestitures. There was no significant revenue attributable to divested businesses.
Products revenue. The following table presents products revenue by segment, net of intersegment:

	Fiscal Year Ended
(In millions)	January 3, 2025	December 29, 2023

SAS	$4,788	$4,879
IMS	4,270	4,006
CS	4,498	4,057
AR	1,578	752
Total products revenue	$15,134	$13,694
Products revenue for fiscal 2024 increased $1,440 million, due to the inclusion of a full year of products revenue from AR, rather than a partial year of revenue in fiscal 2023 (“the AR Partial Year”) following the July 28, 2023 acquisition of Aerojet Rocketdyne Holdings, Inc. (“AJRD”), as well as increased products revenues of $441 million and $264 million at CS and IMS, respectively, partially offset by decreased products revenue of $91 million at SAS.
Services revenue. The following table presents services revenue by segment, net of intersegment:

	Fiscal Year Ended
(In millions)	January 3, 2025	December 29, 2023

SAS	$2,029	$1,928
IMS	2,501	2,537
CS	892	960
AR	769	300
Total services revenue	$6,191	$5,725
Services revenue for fiscal 2024 increased $466 million, from the inclusion of a full year of services revenue from AR rather than the AR Partial Year, as well as increased services revenue of $101 million at SAS, partially offset by decreased services revenues of $68 million and $36 million at CS and IMS, respectively.
See the “Business Segment Results of Operations” discussion below in this MD&A for further information.
Cost of Revenue.
Cost of products revenue. The following table presents cost of products revenue by segment, net of intersegment:

	Fiscal Year Ended
(In millions)	January 3, 2025	December 29, 2023

SAS	$(3,763)	$(3,777)
IMS	(3,269)	(3,055)
CS	(2,738)	(2,319)
AR	(1,199)	(558)
Corporate	(50)	(2)
Total cost of products revenue	$(11,019)	$(9,711)
Cost of products revenue increased $1,308 million primarily from the inclusion of a full year of cost of products revenue from AR rather than the AR Partial Year and increased cost of products revenue of $419 million and $214 million at CS and IMS, respectively.
_____________________________________________________________________

Cost of services revenue. The following table presents cost of services revenue by segment, net of intersegment:

	Fiscal Year Ended
(In millions)	January 3, 2025	December 29, 2023

SAS	$(1,615)	$(1,554)
IMS	(1,897)	(1,944)
CS	(682)	(845)
AR	(603)	(259)
Corporate	15	7
Total cost of services revenue	$(4,782)	$(4,595)
Cost of services revenue increased $187 million, primarily from the inclusion of a full year of cost of services revenue from AR rather than the AR Partial Year and increased cost of services revenue of $61 million at SAS, partially offset by decreased cost of services revenue of $163 million and $47 million at CS and IMS, respectively.
Gross Margin. Gross margin for fiscal 2024 increased compared to fiscal 2023, largely due to the increases in revenue noted above and a favorable net change in estimate at completion (“EAC”) adjustments which increased gross margin by $124 million, partially offset by a higher mix of lower margin revenue, primarily in our CS segment.
Gross margin as a percentage of revenue remained flat compared to fiscal 2023. For discussion of operating income by segment see “Business Segment Results of Operations” below in this MD&A for further information.
General and Administrative (“G&A”) Expenses. The following table presents the components of G&A expenses:

	Fiscal Year Ended
(In millions)	January 3, 2025	December 29, 2023

Amortization of acquisition-related intangibles	$(779)	$(687)
LHX NeXt implementation costs(1)	(267)	(115)
Merger, acquisition, and divestiture-related expenses	(102)	(174)
Business divestiture-related losses, net(2)	(19)	(51)
Company-funded R&D costs	(515)	(480)
Selling and marketing	(445)	(450)
Other G&A expenses(3)	(1,441)	(1,356)
G&A expenses	$(3,568)	$(3,313)
______________
(1)Costs associated with transforming multiple functions, systems and processes to increase agility and competitiveness, including third-party consulting, workforce optimization and incremental IT expenses for implementation of new systems.
(2)See Note 13: Acquisitions and Divestitures in the Notes for further information.
(3)Includes other segment G&A expenses such as payroll and benefits, outside services, facilities, insurance and other expenses, as well as unallocated corporate expenses, such as a portion of management and administration, legal, environmental, compensation, retiree benefits and other corporate G&A expenses and eliminations.
G&A expenses increased $255 million for fiscal 2024 compared with fiscal 2023 primarily due to increases in
LHX NeXt implementation costs, including $42 million related to employee severance charges and $110 million for third-party consulting expenses, incremental IT expenses for implementation of new systems and other costs. G&A expenses also increased from higher amortization of acquisition-related intangibles, partially offset by a decrease in merger, acquisition, and divestiture-related expenses. Additionally, other G&A expenses increased $85 million primarily due to increases of $97 million in our AR segment from the AR Partial Year and $86 million in corporate, primarily from increases related to corporate-led initiatives and a $15 million legal reserve, partially offset by decreases in other G&A costs of $84 million and $15 million in our SAS and CS segments, respectively, primarily from LHX NeXt driven cost savings.
Impairment of Goodwill and Other Assets. In fiscal 2024, we recognized a $14 million non-cash charge for impairment of goodwill in connection with the divestiture of our antenna and related businesses (“Antenna disposal group”) and a $24 million non-cash charge for impairment of other assets at CS associated with the Tactical Data
Links (“TDL”) acquisition. In fiscal 2023, we recognized a $296 million non-cash charge for impairment of goodwill in connection with the pending divestiture of our CAS disposal group and $78 million of other asset impairments associated with in-process R&D, customer contracts and a facility closure.
_____________________________________________________________________

Non-service FAS Pension Income and Other, Net. The following table presents the components of non-service
FAS pension income and other, net:

	Fiscal Year Ended
(In millions)	January 3, 2025	December 29, 2023

Non-service FAS pension income(1)	$322	$310
Other, net(2)	32	28
Non-service FAS pension income and other, net	$354	$338
_______________
(1)Includes interest cost, expected return on plan assets, amortization of net actuarial gain, and amortization of prior service (credit) cost components of net periodic benefit income under our defined benefit plans. See Note 9: Retirement Benefits in the Notes for more information on the composition of non-service FAS pension income.
(2)Other, net primarily includes changes in the market value of our rabbi trust assets, gains and losses on our equity investments in nonconsolidated affiliates and royalty income.
Interest Expense, Net. Our net interest expense increased $132 million in fiscal 2024 compared with fiscal 2023 primarily due to a full year of interest on the $3.25 billion aggregate principal amount of fixed-rate debt issued in
July 2023 in connection with the AJRD acquisition, the issuance of $2.25 billion aggregate principal amount of long-
term fixed-rate debt in March 2024 and higher average outstanding notes under our commercial paper program (“CP
Program”) during fiscal 2024, partially offset by repayment of the entire outstanding $2.25 billion, three-year senior unsecured term loan facility (“Term Loan 2025”) in March 2024. See the “Liquidity and Capital Resources”
discussion below in this MD&A and Note 8: Debt and Credit Arrangements in the Notes for further information.
Income Taxes. Our effective tax rate increased to 5.3% in fiscal 2024 compared with 1.9% in fiscal 2023. Our effective tax rate for both years benefited from R&D credits, tax deductions for foreign derived intangible income
(“FDII”) and favorable resolution of specific audit uncertainties. The year-over-year increase in the rate is the result of favorable impacts of divestitures and internal restructuring in fiscal 2023, partially offset by favorable adjustments to our valuation allowance position as a result of our ability to utilize certain state tax credits in fiscal
2024. See Note 7: Income Taxes in the Notes for further information.
Diluted EPS. Diluted EPS increased 22% in fiscal 2024 compared with fiscal 2023 primarily due to higher net income from the combined effects of reasons noted in the sections above, notably the absence of a prior year CAS disposal group goodwill impairment and an increase in fiscal 2024 gross margin, partially offset by increases in G&A expenses and interest expense, net.
Business Segment Results of Operations
SAS. Our SAS segment includes space payloads, sensors and full-mission solutions; classified intelligence and cyber; airborne combat systems, and mission networks for air traffic management operations. See “Item 1. Business”
of this Report for a description of the sectors in SAS.

	Fiscal Year Ended
(Dollars in millions)	January 3, 2025	December 29, 2023	% Inc/(Dec)

Revenue	$6,869	$6,856	—%
Operating income	812	756	7%
Operating margin	11.8%	11.0%
SAS segment revenue remained flat in fiscal 2024 compared with fiscal 2023 due to higher revenues of $138 million in Intel & Cyber, primarily from program growth and $82 million in Mission Networks from higher volumes, offset by lower revenues of $217 million in Airborne Combat Systems, from lower revenue of $115 million associated with the divestiture of the Antenna disposal group and the remaining decrease primarily from lower F-35 related volume as TR-3 development transitions from development to a more gradual production ramp. At
January 3, 2025 and December 29, 2023, SAS segment ending backlog was $9.4 billion and $9.5 billion, respectively.
SAS segment operating income increased in fiscal 2024 compared with fiscal 2023, primarily due to LHX NeXt driven cost savings realized during fiscal 2024, higher volume in Mission Networks and $46 million from the monetization of legacy end of life assets, aligned with our transformation and value creation priorities, in addition to the impact of a $27 million non-cash charge for impairment of other assets which occurred during fiscal 2023. Such increase was partially offset by unfavorable EAC adjustments from program execution on classified fixed-price development programs in Space Systems that are in the later stages of completion.
_____________________________________________________________________

IMS. Our IMS segment includes ISR; passive sensing and targeting; electronic attack; autonomy; power and communications; networks; sensors; aviation products; and pilot training operations. See “Item 1. Business” of this
Report for a description of the sectors in IMS.

	Fiscal Year Ended
(Dollars in millions)	January 3, 2025	December 29, 2023	% Inc/(Dec)

Revenue	$6,842	$6,630	3%
Operating income	838	459	83%
Operating margin	12.2%	6.9%
IMS segment revenue increased in fiscal 2024 compared with fiscal 2023 primarily due to higher revenues of
$73 million in Defense Electronics from higher demand for advanced electronics, $56 million in ISR from higher aircraft missionization volume, $49 million in Commercial Aviation Solutions from higher volume, $31 million in
Global Optical Systems from higher commercial revenue for airborne electro-optical sensors and $27 million in
Maritime from volume on classified programs. At January 3, 2025 and December 29, 2023, IMS segment ending backlog was $10.5 billion and $9.7 billion, respectively.
IMS segment operating income increased in fiscal 2024 compared with fiscal 2023 primarily due to a
$296 million non-cash charge for impairment of goodwill associated with the CAS disposal group in fiscal 2023, in addition to improved program performance of $69 million, higher overall revenue volumes and LHX NeXt driven cost savings realized in fiscal 2024.
CS. Our CS segment includes tactical communications with global communications solutions; broadband communications; integrated vision solutions; and public safety radios, system applications and equipment. See
“Item 1. Business” of this Report for a description of the sectors in CS.

	Fiscal Year Ended
(Dollars in millions)	January 3, 2025	December 29, 2023	% Inc/(Dec)

Revenue	$5,459	$5,070	8%
Operating income	1,324	1,229	8%
Operating margin	24.3%	24.2%
CS segment revenue increased in fiscal 2024 compared with fiscal 2023 primarily due to higher revenues of
$208 million in Tactical Communications and $95 million in Integrated Vision Solutions associated with increased domestic and international demand for our resilient communication equipment, related waveforms, and night vision devices and $86 million in Broadband Communications from higher volumes. At January 3, 2025 and December 29,
2023, CS segment ending backlog was $7.3 billion and $6.3 billion, respectively.
CS segment operating income increased in fiscal 2024 compared with fiscal 2023 primarily due to LHX NeXt driven cost savings realized during fiscal 2024, partially offset by a higher mix of domestic radios related to competitive IDIQ contracts and a $24 million non-cash charge for impairment of other assets at Broadband
Communications related to the TDL acquisition.
AR. Our AR segment includes missile solutions with propulsion technologies for strategic defense, missile defense, and hypersonic and tactical systems; and space propulsion and power systems for national security space and exploration missions. See “Item 1. Business” of this Report for a description of the sectors in AR.

	Fiscal Year Ended
(Dollars in millions)	January 3, 2025	December 29, 2023	% Inc/(Dec)

Revenue	$2,347	$1,052	123%
Operating income	294	122	141%
Operating margin	12.5%	11.6%
AR segment revenue and operating income increased in fiscal 2024 compared with fiscal 2023 primarily due to the AR Partial Year. At January 3, 2025, AR segment ending backlog was $7.0 billion and $7.2 billion, respectively.
_____________________________________________________________________

Unallocated Corporate Expenses. Unallocated corporate expenses include the portion of corporate costs not included in management’s evaluation of segment operating performance.

	Fiscal Year Ended
(Dollars in millions)	January 3, 2025	December 29, 2023

Unallocated corporate department expense(1)	(123)	(62)
Amortization of acquisition-related intangibles(2)	(853)	(779)
Additional cost of revenue related to the fair value step-up in inventory sold	—	(30)
Merger, acquisition, and divestiture-related expenses	(102)	(174)
Business divestiture-related losses, net(3)	(19)	(51)
Impairment of goodwill and other assets(4)	(14)	(39)
LHX NeXt implementation costs(5)	(267)	(115)
FAS/CAS operating adjustment(6)	28	110
Total unallocated corporate expense	$(1,350)	$(1,140)
_______________
(1)The increase in unallocated corporate department expense is primarily from increases related to corporate-led initiatives and a $15 million legal reserve.
(2)Includes amortization of intangible assets acquired in connection with business combinations. Because our acquisitions benefit the entire
Company, the amortization was not allocated to any segment.
(3)See Note 13: Acquisitions and Divestitures in the Notes for further information.
(4)For fiscal 2024, includes a non-cash charge for impairment of goodwill related to our Antenna disposal group divestiture. For fiscal 2023, includes a $21 million non-cash charge for impairment of in-process R&D associated with a facility closure and an $18 million non-cash charge for impairment of a customer contract. See Note 13: Acquisitions and Divestitures and Note 6: Goodwill and Intangible Assets in the
Notes for further information.
(5)Includes costs associated with transforming multiple functions, systems and processes to increase agility and competitiveness, including third-party consulting, workforce optimization and incremental IT expenses for implementation of new systems. For further information on our LHX NeXt initiative and implementation costs see Note 14: Business Segments in the Notes and the “General and Administrative
Expenses” discussion above in this MD&A.
(6)Represents the difference between U.S. Government Cost Accounting Standards (“CAS”) pension cost and the service cost component of net periodic benefit income under our defined benefit plans. See Note 1: Significant Accounting Policies in the Notes for additional information regarding the FAS/CAS operating adjustment.
LIQUIDITY AND CAPITAL RESOURCES
We prioritize cash flow generation through our commitment to operational excellence, efficient balance sheet management and continuous cost reduction efforts. We consistently assess various capital deployment options, considering both our long-term outlook and the evolving market conditions, recognizing the importance of adaptability as market dynamics change over time.
Our primary capital deployment priorities involve a focus on funding the business, including investing in training, facilities and digital infrastructure, debt repayment to be achieved through the prioritization of capital allocation and returning cash to our shareholders through dividends and share repurchases.
Capital Resources
As of January 3, 2025, we had cash and cash equivalents of $615 million, of which $300 million was held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
Additionally, we have two credit facilities and a CP Program, supported by amounts available under the credit facilities.
Credit Facilities. At January 3, 2025, we had no outstanding borrowings under our credit facilities, had available borrowing capacity of $2,985 million, net of outstanding borrowings under our CP Program, and were in compliance with all covenants under both of the following:
2024 Credit Facility. On January 26, 2024, we established a new $1.5 billion, 364-day senior unsecured revolving credit facility (“2024 Credit Facility”) by entering into a 364-day credit agreement with a syndicate of lenders which matured on January 24, 2025 (“2024 Credit Agreement”). The 2024 Credit Agreement replaced the prior $2.4 billion 364-Day Credit Agreement (“2023 Credit Agreement”).
2022 Credit Facility. On July 29, 2022, we established a $2.0 billion, 5-year senior unsecured revolving credit facility (the “2022 Credit Facility”) under a Revolving Credit Agreement (the “2022 Credit Agreement”) entered into with a syndicate of lenders.
_____________________________________________________________________

In fiscal 2025, we expect to refinance the 2022 Credit Agreement to increase the capacity and extend the maturity of the existing facility. Additionally, in fiscal 2025, we expect to establish a new 364-day senior unsecured revolving credit facility by entering into a 364-day credit agreement with a syndicate of lenders.
CP Program. At January 3, 2025, we had $515 million in outstanding notes under our CP Program. Under the CP
Program, we may issue unsecured commercial paper notes up to a maximum aggregate amount of $3.0 billion. From time to time, we use borrowings under the CP Program for general corporate purposes, including the funding of acquisitions, debt repayment, dividend payments and repurchases of our common stock. See the “Financing
Activities” discussion below in this MD&A for further information about our CP Program.
Cash Flow
The following table provides a summary of our cash flow information:

	Fiscal Year Ended
(In millions)	January 3, 2025	December 29, 2023

Cash and cash equivalents, beginning of period	$560	$880
Operating Activities:
Net income	1,512	1,198
Non-cash adjustments	1,576	1,162
Changes in working capital	66	286
Other, net	(595)	(550)
Net cash provided by operating activities	$2,559	$2,096
Net cash used in investing activities	(263)	(7,021)
Net cash (used in) provided by financing activities	(2,224)	4,594
Effect of exchange rate changes on cash and cash equivalents	(17)	11
Net increase (decrease) in cash and cash equivalents	$55	$(320)
Cash and cash equivalents, end of period	$615	$560
Operating Activities. The $463 million increase in net cash provided by operating activities in fiscal 2024 compared with fiscal 2023 was primarily due to an increase in net income, excluding the impact of non-cash adjustments, and tax planning strategies, partially offset by $220 million less cash provided by working capital (i.e., receivables, contract assets, inventories, accounts payable and contract liabilities), primarily due to timing.
Cash flow from operations was positive in all of our business segments in fiscal 2024.
Investing Activities. Our primary investing activities include net cash paid for acquired businesses, capital expenditures and cash proceeds from sales of businesses.
The $6,758 million decrease in net cash used in investing activities in fiscal 2024 compared with fiscal 2023 was primarily due to the $6,688 million cash used for the acquisitions of TDL and AJRD in fiscal 2023 and an increase of $202 million in net cash proceeds from the sale of businesses in fiscal 2024 (see “Divestitures” section below), partially offset by $100 million of contributions to our rabbi trust assets in fiscal 2024.
Divestitures. During fiscal 2024, we completed the divestitures of our Antenna disposal group and Aerojet
Ordnance Tennessee, Inc. (“AOT disposal group”) for net cash proceeds of  $170 million and $103 million, respectively. During fiscal 2023, we completed the divestiture of Visual Information Solutions for net cash proceeds of $71 million. See Note 13: Acquisitions and Divestitures in the Notes for further information.
Financing Activities. Our primary financing activities include issuances of long-term debt and commercial paper, exercises of employee stock options, repayments of long-term debt and commercial paper, dividend payments and repurchases of common stock.
The $6,818 million change in net cash used in financing activities in fiscal 2024 compared with net cash provided by financing activities in fiscal 2023 was primarily due to a decrease in net proceeds from long-term debt and an increase in net repayments of commercial paper of $4,741 million and $2,683 million, respectively, partially offset by a decrease in repayments of long-term debt of $550 million and an increase in proceeds from exercises of employee stock options of $109 million.
Long-term debt. During fiscal 2024, we closed the issuance and sale of $2.25 billion aggregate principal amount of the new long-term fixed-rate debt consisting of the 5.05% 2029 Notes, the 5.25% 2031 Notes, and the 5.35%
_____________________________________________________________________

2034 Notes (collectively, the “March Issued 2024 Notes”) and closed the issuance and sale of $600 million aggregate principal amount of the of the 5.50% Notes due 2054 (“5.50% 2054 Notes”).
We used the proceeds from the March Issued 2024 Notes to repay the entire $2.25 billion outstanding balance of Term Loan 2025 and net proceeds from the 5.50% 2054 Notes to repay borrowings under our CP Program and intend to use such proceeds to repay the $600 million in aggregate principal amount of 3.832% notes due April
2025 (“3.832% 2025 Notes”) upon maturity. Additionally, in fiscal 2024, we repaid the $350 million aggregate principal amount of our 3.95% notes, due May 2024 (“3.95% 2024 Notes”).
During fiscal 2023, we drew $2.25 billion in long-term debt on Term Loan 2025 and utilized the proceeds to fund the TDL acquisition, including a portion of associated transaction and integration costs, and to repay the entire outstanding $250 million aggregate principal amount of our Floating Rate Notes due March 2023. Additionally, we
closed the issuance and sale of $3.25 billion aggregate principal amount of fixed-rate debt consisting of the 5.4%
2027 Notes, the 5.4% 2033 Notes and the 5.6% 2053 Notes (collectively, the “AJRD Notes”). The AJRD Notes were used to fund a portion of the purchase price for the AJRD acquisition, and to pay related fees and expenses.
We repaid the entire outstanding $800 million aggregate principal amount of our 3.85% notes, due June 2023
(“3.85% 2023 Notes”) through cash.
CP program. During fiscal 2024, we had a maximum outstanding balance of $2,799 million and a daily average outstanding balance of $2,100 million under our CP Program. We expect balances under the CP Program to remain elevated as compared to historical norms through fiscal 2025.
Dividends. Information concerning our dividends is set forth above under “Item 5. Market for Registrant’s
Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.
Common stock repurchases. During fiscal 2024, we repurchased 2.5 million shares of our common stock under our share repurchase program for $554 million. At January 3, 2025, we had a remaining unused authorization under our repurchase program of $3,381 million.
During fiscal 2023, we repurchased 2.5 million shares of our common stock under our share repurchase program for $518 million.
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
Cash Requirements
Total Fixed-Rate Debt. At January 3, 2025, we had fixed-rate debt, which reflects our total long-term debt, including current portion but excluding finance leases, of $11.5 billion, of which $610 million is due within the next
12 months. The majority of our fixed-rate debt has been incurred in connection with merger and acquisition activity.
Additionally, we have outstanding interest on fixed-rate debt of $4.9 billion, of which $534 million is due within the next 12 months. See Note 8: Debt and Credit Arrangements in the Notes for further information regarding our fixed-
rate debt.
Purchase Obligations. At January 3, 2025, we had purchase obligations of approximately $9.2 billion, of which approximately 60% are due within the next 12 months. Our purchase obligations mainly consist of outstanding commitments on open purchase orders made to suppliers, subcontractors and other outsourcing partners under
U.S. Government contracts and managed service agreements. Our risk associated with these purchase obligations is generally limited to the termination liability provisions within such contracts. As such, we do not believe there to be a material liquidity risk associated with outstanding purchase obligations.
Operating and finance lease commitments. At January 3, 2025, we had operating and finance lease commitments of $1.2 billion, of which $199 million is due within the next 12 months. See Note 11: Leases in the
Notes for further information regarding our lease commitments.
Defined Benefit Pension Contributions. With respect to our U.S. qualified defined benefit pension plans, we intend to contribute annually no less than the required minimum funding thresholds. In fiscal 2024, we made approximately $30 million of contributions to our U.S. qualified defined benefit pension plans. We expect to make
_____________________________________________________________________

approximately $23 million of contributions to these plans in fiscal 2025 and may consider voluntary contributions thereafter.
Future required contributions primarily will depend on the actual annual return on plan assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material.
We had net defined benefit plan assets of $789 million as of January 3, 2025 compared with $66 million as of
December 29, 2023. The improvement in funded status as of January 3, 2025 is primarily due to more favorable than expected return on plan assets and decreased pension obligations resulting from higher discount rates. See
Note 9: Retirement Benefits in the Notes for further information regarding our pension plans.
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
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, availability under our senior unsecured credit facilities and our CP Program and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next 12 months and the reasonably foreseeable future thereafter. Our capital expenditures for fiscal 2025 are expected to be approximately 2% of revenue.
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
_____________________________________________________________________

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
At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. We follow a standard EAC process in which we review the progress and performance on our ongoing contracts. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, there are many reasons estimated contract costs can increase, including: (i)
supply chain disruptions, inflation and labor issues; (ii) design or other development challenges; and (iii) program execution challenges (including from technical or quality issues and other performance concerns). Additionally, as the contract progresses, our estimates of total transaction price may increase or decrease if, for example, we receive incentive or award fees that are higher or lower than expected.
When changes in estimated total costs at completion or in estimated total transaction price are determined, the related impact on operating income is recognized on a cumulative basis. Cumulative EAC adjustments represent the cumulative effect of the changes on current and prior periods; revenue and operating margins in future periods are recognized as if the revised estimates had been used since contract inception. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident. In fiscal 2024 and fiscal 2023, earnings were impacted by recognition of net favorable EAC adjustments of $39 million and net unfavorable EAC adjustments of $85 million, respectively.
During fiscal 2024, we recognized approximately $100 million in unfavorable EAC adjustments related to three classified fixed-price development programs in Space Systems, however, there were no individual EAC adjustments that were material to our results of operations on a consolidated or segment basis in fiscal 2024 or 2023.
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
A substantial majority of our revenue is derived from contracts with the U.S. Government, including foreign military sales contracts. These contracts are subject to the Federal Acquisition Regulation (“FAR”) and the prices of our contract deliverables are typically based on our estimated or actual costs plus margin. As a result, the standalone selling prices of the products and services in these contracts are typically equal to the selling prices stated in the contract, thereby eliminating the need to allocate (or reallocate) the transaction price to the multiple performance obligations. In our non-U.S. Government contracts, when standalone selling prices are not directly observable, we also generally use the expected cost plus margin approach to determine standalone selling price. In determining the appropriate margin under the cost plus margin approach, we consider historical margins on similar products sold to similar customers or within similar geographies where objective evidence is available. We may also consider our cost structure and profit objectives, the nature of the proposal, the effects of customization of pricing, our practices used to establish pricing of bundled products, the expected technological life of the product, margins earned on similar contracts with different customers and other factors to determine the appropriate margin.
Defined Benefit Plans
Certain of our current and former employees participate in defined benefit plans in the U.S., Canada and United
Kingdom, which are sponsored by L3Harris. See Note 9: Retirement Benefits in the Notes for additional information related to our defined benefit plans.
Significant Assumptions
The determination of the projected benefit obligation (“PBO”) and recognition of net periodic benefit income related to defined benefit plans depend on various assumptions, including discount rates, expected return on plan assets, rate of future compensation increases, mortality, termination and other factors.
We develop assumptions using relevant experience, in conjunction with market-related data for each plan.
Assumptions are reviewed annually with third-party experts and adjusted as appropriate. Actual results that differ
_____________________________________________________________________

from our assumptions are accumulated and generally amortized for each plan to the extent required over the estimated future life expectancy or, if applicable, the average remaining service period of the plan’s active participants.
The following table presents the significant assumptions used to determine the PBO:

	January 3, 2025		December 29, 2023
	Pension	Other Benefits	Pension	Other Benefits
Discount rate	5.46%	5.38%	4.91%	4.87%
The following table presents the significant assumptions used to determine net periodic benefit income:

	Fiscal Year Ended
	January 3, 2025		December 29, 2023
	Pension	Other Benefits	Pension	Other Benefits
Discount rate to determine service cost	4.92%	5.00%	5.18%	5.26%
Discount rate to determine interest cost	4.80%	4.78%	5.08%	5.06%
Expected return on plan assets	7.45%	7.50%	7.46%	7.50%
Discount Rate. The discount rate is used to calculate the present value of expected future benefit payments at the measurement date. An increase in the discount rate decreases the PBO and generally decreases our net periodic benefit income. A decrease in the discount rate increases the PBO and generally increases our net periodic benefit income. The discount rate assumption is based on current investment yields of high-quality fixed income investments during the retirement benefits maturity period. The pension discount rate is determined by considering an interest rate yield curve comprising AAA/AA bonds, with maturities between zero and thirty years, developed by the plan’s actuaries. Annual benefit payments are then discounted to present value using this yield curve to develop a single discount rate matching the plan’s characteristics.
Sensitivity Analysis. The sensitivity of the PBO to changes in the discount rate varies depending on the magnitude and direction of the change in the discount rate. We estimate that a 25 basis point change in the discount rate of our combined U.S. defined benefit pension plans would have the following impact on our PBO at January 3,
2025 and net periodic benefit income for the next twelve months:

(In millions)	25 Basis Point Increase	25 Basis Point Decrease

PBO	$(155)	$161
Net periodic benefit income	$7	$(8)
Expected Return on Plan Assets. Substantially all of our plan assets are managed on a commingled basis in a master investment trust. We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we consider the plan’s actual historical annual return on assets over the past 15, 20 and 25 years and historical broad market returns over long-term timeframes based on our strategic allocation, which is detailed in Note 9: Retirement Benefits in the Notes. Future returns are based on independent estimates of long-term asset class returns. Based on this approach, the weighted average long-term annual rate of return on assets was estimated to be 7.45% for both fiscal 2024 and 2025.
Sensitivity Analysis. We estimate that a 25 basis point change in the expected return on plan assets of our combined U.S. defined benefit pension plans would have the following impact on net periodic benefit income for the next twelve months:

(In millions)	25 Basis Point Increase	25 Basis Point Decrease

Net periodic benefit income	$(20)	$20
Goodwill
We test our goodwill for impairment annually as of the first business day of our fourth fiscal quarter, which was
September 30 in fiscal 2024, or under certain circumstances more frequently, such as when events or circumstances indicate there may be impairment or when we reorganize our reporting structure such that the composition of one or more of our reporting units is affected. We test goodwill for impairment at a level within the
Company referred to as the reporting unit, which is our business segment level or one level below the business
_____________________________________________________________________

segment. Some of our segments are comprised of several reporting units. Allocation of goodwill to several reporting units could make it more likely that we will have an impairment charge in the future. An impairment charge to any one of our reporting units could have a material impact on our financial condition and results of operations.
The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. To test goodwill for impairment, we may perform both qualitative and quantitative assessments. If we elect to perform a qualitative assessment for a certain reporting unit, we evaluate events and circumstances impacting the reporting unit to determine the probability that goodwill is impaired. If we determine it is more-likely-
than-not that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative assessment.
Our qualitative assessment of the recoverability of goodwill, whether performed annually or based on specific events or circumstances, considers various macroeconomic, industry-specific and company-specific factors. These factors include: (i) deterioration in the general economy; (ii) deterioration in the environment in which we operate;
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
Fiscal 2024 Impairment Tests. We performed our annual impairment test of all of our reporting units’ goodwill as of September 30, 2024 and concluded that for each of our reporting units no impairment existed.
Business realignment. Effective for fiscal 2024, to better align our businesses, we adjusted our IMS segment by realigning our Electro Optical and Maritime sectors, which are also reporting units, splitting Electro Optical into two sectors, Global Optical Systems and Defense Electronics, and moving one Electro Optical business to the Maritime sector. Global Optical Systems and Defense Electronics represent one reporting unit. Immediately before and after the realignment, we performed a quantitative impairment assessment under our former and new reporting unit structure. These assessments indicated no impairment existed either before or after the realignment.
Antenna disposal group divestiture. For information related to the Antenna disposal group divestiture, including goodwill allocation, impairment testing and resulting impairment see Note 6: Goodwill and Intangible Assets in the
Notes.
Fiscal 2023 Impairment Tests. For information related to fiscal 2023 impairment tests and resulting impairments see Note 6: Goodwill and Intangible Assets in the Notes.
At-risk goodwill. Based on the fiscal 2024 annual impairment testing, all of our reporting units had clearances above 25%. Based on the fiscal 2023 annual impairment testing, our Broadband reporting unit had clearance of approximately 20% and goodwill of $2,656 million and our ISR and Electro Optical reporting units had clearances of approximately 6% and goodwill of $3,186 million and $2,193 million, respectively.
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
_____________________________________________________________________

projected discounted cash flows. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. Material changes in these estimates could occur and result in additional impairments in future periods.
Business Combinations
We account for business combinations using the acquisition method of accounting, whereby identifiable assets acquired and liabilities assumed are measured at their estimated fair value as of the date of acquisition and any excess of the fair value of consideration transferred over the fair values of identifiable assets and liabilities is recorded as goodwill. See Note 13: Acquisitions and Divestitures in the Notes for additional information.
Income Taxes
We record deferred tax assets and liabilities for differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the Consolidated Balance Sheet and provide necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We have not made any material changes in the methodologies used to determine our tax valuation allowances during fiscal 2024.
Our Consolidated Balance Sheet as of January 3, 2025 included deferred tax assets of $120 million and deferred tax liabilities of $942 million. For all jurisdictions in which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to our deferred tax assets, which is reflected in our
Consolidated Balance Sheet, was $238 million as of January 3, 2025. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions, or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.
The evaluation of tax positions taken in a filed tax return, or planned to be taken in a future tax return or claim, involves inherent uncertainty and requires the use of judgment. We evaluate our income tax positions and record tax benefits for all years subject to examination based on our assessment of the facts and circumstances as of the reporting date. For tax positions where it is more likely than not that a tax benefit will be realized, we record the largest amount of tax benefit with a greater than 50% probability of being realized upon ultimate settlement with the applicable taxing authority, assuming the taxing authority has full knowledge of all relevant information. For income tax positions where it is not more likely than not that a tax benefit will be realized, we do not recognize a tax benefit in our Consolidated Balance Sheet.
As of January 3, 2025, we had $758 million of unrecognized tax benefits, of which $666 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized.
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
Impact of Recently Adopted and Issued Accounting Pronouncements
See Note 1: Significant Accounting Policies in the Notes for information relating to the impact of recently adopted and issued accounting pronouncements.
_____________________________________________________________________

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Risk
We are exposed to foreign currency risks that arise in normal course of our business operations. These risks include the translation of local currency balances of foreign subsidiaries into U.S. dollars and transactions denominated in currencies other than a subsidiary’s functional currency. Assets and liabilities of international subsidiaries that use local currency as the functional currency, are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the year. In fiscal 2024, approximately 10% of our business was transacted in local currency environments. At January 3, 2025, the cumulative impact of translating the assets and liabilities of these operations to U.S. Dollars was a $265 million loss, which is included as a component of shareholders’ equity.
Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than the functional currencies of such businesses. To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement foreign currency forward contracts to hedge both balance sheet and off-balance sheet future foreign currency commitments. At January 3, 2025, we had open foreign currency forward contracts with an aggregate notional amount of $201 million, hedging certain forecasted transactions denominated in U.S. Dollars,
Canadian Dollars and Australian Dollars. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments.
At January 3, 2025, a hypothetical 10% change in currency exchange rates for our foreign currency derivatives held would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
Interest Rate Risk
We have exposure to interest rate risk associated with our financing activities, primarily our long-term debt and short-term debt borrowings. At January 3, 2025, our long-term debt consisted exclusively of fixed-rate debt with a carrying value and estimated fair value of $11,530 million and $11,179 million, respectively. The terms of our fixed-
rate debt obligations are not puttable to us (i.e., not required to be redeemed by us prior to maturity) and we currently have no plans to refinance or repurchase outstanding fixed-rate debt prior to maturity. As such, fluctuation in market interest rates impact the fair value of our long-term debt but do not impact our statement of operations or cash flow. At January 3, 2025, a hypothetical 10% change in interest rates on our long-term fixed-rate debt obligations would not have had a material impact on the fair value of these obligations.
Additionally,  at January 3, 2025, we had short-term variable-rate debt outstanding under our CP Program of
$515 million. Due to its short-term nature, the fair value of our short-term debt approximates the carrying value.
Outstanding notes under our CP Program bear interest that is variable based on certain short-term indices, thus exposing us to interest-rate risk. At January 3, 2025, a hypothetical 10% change in interest rates on our short-term debt obligations would not have had a material impact on our results of operations or cash flows.
We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our debt obligations or our results of operations or cash flows over the next twelve months. See Note
8: Debt and Credit Arrangements in the Notes for information regarding the maturities of our fixed-rate debt obligations and our CP program.
_____________________________________________________________________

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of L3Harris Technologies, Inc. (the Company) as of
January 3, 2025 and December 29, 2023, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended January 3, 2025, and the related notes
(collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 3, 2025 and
December 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended January 3, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the Company's internal control over financial reporting as of January 3, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the
Treadway Commission (2013 framework), and our report dated February 14, 2025 expressed an unqualified opinion thereon.
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
Auditing the cost estimation for revenue recognition on development and production contracts where revenue is recognized over time using the percentage of completion cost-
to-cost method involved subjective auditor judgment because the Company’s development of the estimated total cost at completion requires estimates of the cost of the work to be completed based on the Company’s underlying assumptions around achieving the technical, schedule and cost aspects of its contracts. In determining the estimates of the cost of the work to be completed, the Company considered the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Estimates of total cost at completion are also affected by management’s assessment of the current status of the contract and expectation for performance on the contract, as well as historical experience.

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

_____________________________________________________________________

Valuation of Goodwill
Description of the Matter
At January 3, 2025, the Company’s goodwill was $20.3 billion. As more fully described in the consolidated financial statements, the Company tests goodwill for impairment annually
(or under certain circumstances, more frequently) at the reporting unit level using either a qualitative or quantitative assessment. Under the quantitative assessment to test for goodwill impairment, the Company compares the fair value of a reporting unit to its carrying amount, including goodwill. The Company estimates the fair value of its reporting units using a combination of a discounted cash flows analysis and market-based valuation methodologies.
Auditing the Company’s quantitative goodwill impairment tests involved subjective auditor judgment due to the significant estimation required in management’s determination of the fair value of the reporting units. The significant estimation is primarily due to the sensitivity of the respective fair values to underlying assumptions, particularly at the Aerojet
Rocketdyne (AR) reporting unit, including changes in the weighted average cost of capital and projected EBITDA margins. These assumptions relate to the expected future operating performance of the Company’s AR reporting unit, are forward-looking, and are sensitive to and affected by economic, industry and company-specific qualitative factors.

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
To test the estimated fair value of the Company’s AR reporting unit, we performed audit procedures that included, among others, assessing the valuation methodologies used by the Company, involving our valuation specialists to assist in testing the significant assumptions discussed above, and testing the completeness and accuracy of the underlying data the Company used in its valuation analyses. For example, we compared the significant assumptions used by management to current industry, market and economic trends, the historical results of the AR reporting unit and other relevant factors. We also assessed the historical accuracy of management’s valuation estimates and performed sensitivity analyses of significant assumptions used in the impairment tests to evaluate the change in the fair value of the AR reporting unit resulting from changes in the significant assumptions.
In addition, we reviewed the reconciliation of the fair value of the reporting units based on the annual impairment test to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since at least 1932, but we are unable to determine the specific year.
Orlando, Florida
February 14, 2025
_____________________________________________________________________

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended
(In millions, except per share amounts)	January 3, 2025	December 29, 2023	December 30, 2022

Revenue
Products	$15,134	$13,694	$12,097
Services	6,191	5,725	4,965
Total revenue	21,325	19,419	17,062
Cost of revenue
Products	(11,019)	(9,711)	(8,355)
Services	(4,782)	(4,595)	(3,780)
Total cost of revenue	(15,801)	(14,306)	(12,135)
General and administrative expenses	(3,568)	(3,313)	(2,998)
Impairment of goodwill and other assets	(38)	(374)	(802)
Operating income	1,918	1,426	1,127
Non-service FAS pension income and other, net	354	338	425
Interest expense, net	(675)	(543)	(279)
Income before income taxes	1,597	1,221	1,273
Income taxes	(85)	(23)	(212)
Net income	1,512	1,198	1,061
Noncontrolling interests, net of income taxes	(10)	29	1
Net income attributable to L3Harris Technologies, Inc.	$1,502	$1,227	$1,062

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic	$7.91	$6.47	$5.54
Diluted	$7.87	$6.44	$5.49
See accompanying Notes to Consolidated Financial Statements.
_____________________________________________________________________

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(In millions)	January 3, 2025	December 29, 2023	December 30, 2022

Net income	$1,512	$1,198	$1,061
Other comprehensive income (loss):
Foreign currency translation, net of income taxes	(60)	36	(119)
Hedging derivatives, net of income taxes	(12)	10	(8)
Pension and other postretirement benefits, net of income taxes	323	71	(26)
Other comprehensive income (loss) recognized during the period	251	117	(153)
Reclassification adjustments for (gains) losses included in net income	(26)	(27)	11
Other comprehensive income (loss), net of income taxes	225	90	(142)
Total comprehensive income	1,737	1,288	919
Comprehensive (income) loss attributable to noncontrolling interest	(10)	29	1
Total comprehensive income attributable to L3Harris Technologies, Inc.	$1,727	$1,317	$920
See accompanying Notes to Consolidated Financial Statements.
_____________________________________________________________________

CONSOLIDATED BALANCE SHEET

(In millions, except shares)	January 3, 2025	December 29, 2023

Assets
Current assets
Cash and cash equivalents	$615	$560
Receivables, net	1,072	1,230
Contract assets	3,230	3,196
Inventories, net	1,330	1,472
Income taxes receivable	379	61
Other current assets	461	430
Assets of business held for sale	1,131	1,106
Total current assets	8,218	8,055
Non-current assets
Property, plant and equipment, net	2,806	2,862
Goodwill	20,325	19,979
Intangible assets, net	7,639	8,540
Deferred income taxes	120	91
Other non-current assets	2,893	2,160
Total assets	$42,001	$41,687

Liabilities and equity
Current liabilities
Short-term debt	$515	$1,602
Current portion of long-term debt, net	640	363
Accounts payable	2,005	2,106
Contract liabilities	2,142	1,900
Compensation and benefits	419	544
Other current liabilities	1,648	1,129
Income taxes payable	29	88
Liabilities of business held for sale	235	272
Total current liabilities	7,633	8,004
Non-current liabilities
Long-term debt, net	11,081	11,160
Deferred income taxes	942	815
Other long-term liabilities	2,766	2,879
Total liabilities	22,422	22,858
Equity
Shareholders’ Equity:
Preferred stock, without par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 189,794,911 and 189,808,581 shares at January 3, 2025 and December 29, 2023, respectively	190	190
Paid-in capital	15,558	15,553
Retained earnings	3,739	3,220
Accumulated other comprehensive income (loss)	27	(198)
Total shareholders’ equity	19,514	18,765
Noncontrolling interests	65	64
Total equity	19,579	18,829
Total liabilities and equity	$42,001	$41,687
See accompanying Notes to Consolidated Financial Statements.
_____________________________________________________________________

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended
(In millions)	January 3, 2025	December 29, 2023	December 30, 2022

Operating Activities
Net income	$1,512	$1,198	$1,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,289	1,166	938
Share-based compensation	97	89	109
Net periodic benefit income	(286)	(275)	(395)
Share-based matching contributions under defined contribution plans	264	231	216
Impairment of goodwill and other assets	38	374	802
Deferred income taxes	174	(423)	(596)
(Increase) decrease in:
Receivables, net	128	124	(210)
Contract assets	(194)	62	23
Inventories, net	96	(182)	(310)
Other current assets	(29)	(55)	13
Increase (decrease) in:
Accounts payable	(90)	87	180
Contract liabilities	126	195	121
Compensation and benefits	(128)	38	(45)
Other current liabilities	155	(88)	(181)
Income taxes	(383)	(333)	499
Other operating activities	(210)	(112)	(67)
Net cash provided by operating activities	2,559	2,096	2,158
Investing Activities
Net cash paid for acquired businesses	—	(6,688)	—
Capital expenditures	(408)	(449)	(252)
Proceeds from sale of property, plant and equipment, net	1	56	14
Proceeds from sales of businesses	273	71	23
Other investing activities	(129)	(11)	(35)
Net cash used in investing activities	(263)	(7,021)	(250)
Financing Activities
Proceeds from issuances of long-term debt, net	2,827	7,568	4
Repayments of long-term debt	(2,620)	(3,170)	(14)
Change in commercial paper, maturities under 90 days, net	(567)	623	—
Proceeds from commercial paper, maturities over 90 days	688	1,181	—
Repayments of commercial paper, maturities over 90 days	(1,205)	(205)	—
Proceeds from exercises of employee stock options	133	24	57
Repurchases of common stock	(554)	(518)	(1,083)
Dividends paid	(886)	(868)	(864)
Other financing activities	(40)	(41)	(51)
Net cash (used in) provided by financing activities	(2,224)	4,594	(1,951)
Effect of exchange rate changes on cash and cash equivalents	(17)	11	(18)
Net increase (decrease) in cash and cash equivalents	55	(320)	(61)
Cash and cash equivalents, beginning of period	560	880	941
Cash and cash equivalents, end of period	$615	$560	$880
See accompanying Notes to Consolidated Financial Statements.
_____________________________________________________________________

CONSOLIDATED STATEMENT OF EQUITY

	Fiscal Year Ended
(In millions, except per share amounts)	January 3, 2025	December 29, 2023	December 30, 2022

Common Stock
Beginning balance	$190	$191	$194
Shares issued under stock incentive plans	2	1	1
Shares issued under defined contribution plans	1	1	1
Repurchases and retirement of common stock	(3)	(3)	(5)
Ending balance	190	190	191
Paid-in Capital
Beginning balance	15,553	15,677	16,248
Shares issued under stock incentive plans	131	23	56
Shares issued under defined contribution plans	263	230	215
Share-based compensation expense	97	89	109
Tax withholding payments on share-based awards	(30)	(30)	(45)
Repurchases and retirement of common stock	(455)	(433)	(907)
Other	(1)	(3)	1
Ending balance	15,558	15,553	15,677
Retained Earnings
Beginning balance	3,220	2,943	2,917
Net income attributable to L3Harris Technologies, Inc.	1,502	1,227	1,062
Repurchases and retirement of common stock	(96)	(82)	(171)
Cash dividends	(886)	(868)	(864)
Other	(1)	—	(1)
Ending balance	3,739	3,220	2,943
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(198)	(288)	(146)
Other comprehensive income (loss), net of income taxes	225	90	(142)
Ending balance	27	(198)	(288)
Noncontrolling Interests
Beginning balance	64	101	106
Net income (loss) attributable to noncontrolling interests	10	(29)	(1)
Other	(9)	(8)	(4)
Ending balance	65	64	101
Total Equity	$19,579	$18,829	$18,624
Cash dividends per share	$4.64	$4.56	$4.48
See accompanying Notes to Consolidated Financial Statements.
_____________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Organization — L3Harris Technologies, Inc., together with its subsidiaries, is the Trusted Disruptor in the defense industry. With customers’ mission-critical needs in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains in the interest of global security. We support government customers in more than 100 countries, with our largest customers being various departments and agencies of the
U.S. Government, their prime contractors and international allies. Our products and services have defense and civil government applications, as well as commercial applications. As of January 3, 2025 we had approximately 47,000 employees.
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
Fiscal Year — Our fiscal year ends on the Friday nearest December 31. Fiscal 2024 included 53 weeks. Fiscal
2023 and fiscal 2022 each included 52 weeks.
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
Financial instruments. The carrying amounts of certain of our financial instruments reflected in our Consolidated
Balance Sheet, including cash and cash equivalents, accounts receivable, non-current receivables, notes receivable, accounts payable and short-term debt, approximate their fair values. Fair values for long-term fixed-rate debt are primarily based on quoted market prices for those or similar instruments. See Note 8: Debt and Credit Arrangements in these Notes for additional information regarding fair values for our long-term fixed-rate debt. A discussion of fair values for our derivative financial instruments is included under the caption “Financial Instruments and Risk
Management” in this Note.
_____________________________________________________________________

Accounts Receivable — We record receivables derived from contracts with customers at net realizable value and they generally do not bear interest. This value includes an allowance for estimated uncollectible accounts to reflect any losses anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. We calculate this allowance at inception based on expected loss over the life of the receivable. We consider historical write-offs by customer, level of past due accounts and economic status of the customer. A receivable is considered delinquent if it is unpaid after the term of the related invoice has expired. Write-offs are recorded at the time a customer receivable is deemed uncollectible. At January 3, 2025 and December 29, 2023, our allowances for collection losses were $21 million and $15 million, respectively.
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
Property, Plant and Equipment — Property, plant and equipment, including software capitalized for internal use, is recorded at cost and depreciated on a reasonable and systematic basis, typically the straight-line method, over the estimated useful life of the asset. Estimated useful lives generally range as follows: buildings, including leasehold improvements, between two and 45 years; machinery and equipment between two and 10 years; and
software capitalized for internal-use between two and 10 years. We review property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable.
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
_____________________________________________________________________

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
Intangible Assets — Our finite-lived intangible assets are amortized to expense over their applicable useful lives, either according to the underlying economic benefit as reflected by future net cash inflows or on a straight-line basis depending on the nature of the asset, generally ranging between three to 20 years. We review finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount.
Our most significant finite-lived intangible asset is customer relationships that are established through written customer contracts (i.e., revenue arrangements). The fair value for customer relationships is determined, as of the date of acquisition, based on estimates and judgments regarding expectations for the estimated future after-tax earnings and cash flows arising from the follow-on revenues expected from the customer relationships over the estimated lives, including the probability of expected future contract renewals and revenues, less a contributory assets charge, all of which is discounted to present value.
Indefinite-lived intangible assets are tested annually for impairment, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be an impairment. This testing compares the fair value of the asset to its carrying amount, and, when appropriate, the carrying amount of these assets is reduced to its fair value.
Leases — We recognize right-of-use (“ROU”) assets and lease liabilities in our Consolidated Balance Sheet for operating and finance leases under which we are the lessee. As a practical expedient, leases with a term of twelve months or less (including reasonably certain extension periods) and leases with expected lease payments of less than $250 thousand are expensed as incurred in the “Cost of revenue” and “General and administrative expenses”
line items in our Consolidated Statement of Operations.
ROU assets and lease liabilities are recognized based on the present value of future lease payments, which are primarily base rent. We have some lease payments that are based on an index and changes to the index are treated as variable lease payments and recognized in the “Cost of revenue” and “General and administrative expenses” line items in our Consolidated Statement of Operations in the period in which the obligation for those payments is incurred. Our lease payments also include non-lease components such as real estate taxes and common-area maintenance costs. As a practical expedient, we account for lease and non-lease components as a single component. For certain leases, the non-lease components are variable and are therefore excluded from lease payments to determine the ROU asset. The present value of future lease payments is determined using our incremental borrowing rate at lease commencement over the expected lease term. We use our incremental borrowing rate because our leases do not provide an implicit lease rate. The expected lease term represents the number of years we expect to lease the property, including options to extend or terminate the lease when it is reasonably certain that we will exercise the option.
Operating lease cost and finance lease amortization are recognized on a straight-line basis over the expected lease term in the “Cost of revenue” and “General and administrative expenses” line items in our Consolidated
Statement of Operations. Interest on finance lease liabilities is recognized in the “Interest expense, net” line item in our Consolidated Statement of Operations.
Income Taxes — We follow the asset and liability method of accounting for income taxes. We record deferred tax assets and liabilities for differences between the tax basis of assets and liabilities and amounts reported in our
Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. We follow specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the balance sheet and provide necessary valuation allowances as required. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies.
We have elected to account for tax on Global Intangible Low-Taxed Income as a current-period expense when incurred.
_____________________________________________________________________

Foreign Currency Translation — Assets and liabilities of international subsidiaries that use local currency as the functional currency, are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a component of the “Accumulated other comprehensive income (loss)” line item in our Consolidated Balance Sheet.
Share-Based Compensation — We measure compensation cost for all share-based awards (including employee stock options) at fair value and recognize cost over the vesting period, with forfeitures recognized as they occur. It is our practice to issue shares when options are exercised.
Share Repurchases — Repurchased common shares are permanently retired. As we repurchase our common shares, we reduce common stock for the par value and allocate any excess purchase price over par value to paid-in capital and retained earnings. During fiscal 2024, we repurchased 2.5 million shares of our common stock for $554 million under our repurchase program. At January 3, 2025, we had remaining unused authorization under our repurchase program of $3,381 million.
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
At the inception of each contract, we evaluate the promised products and services to determine whether the contract should be accounted for as having one or more performance obligations. A performance obligation is a promise to transfer a distinct product or service to a customer and represents the unit of accounting for revenue recognition. A substantial majority of our revenue is derived from long-term development and production contracts involving the design, development, manufacture or modification of defense products and related services according to the customers’ specifications. Due to the highly interdependent and interrelated nature of the underlying products and services and the significant service of integration that we provide, which often results in the delivery of multiple units, we account for these contracts as one performance obligation. For contracts that include both development/production and follow-on support services (for example, operations and maintenance), we generally consider the follow-on services distinct in the context of the contract and account for them as separate performance obligations. Additionally, we recognize revenue from contracts to provide multiple distinct products to a customer for which the products can readily be sold to other customers based on their commercial nature and, accordingly, these products are accounted for as separate performance obligations.
Shipping and handling costs incurred after control of a product has transferred to the customer (for example, in free on board shipping arrangements) are treated as fulfillment costs and, therefore, are not accounted for as separate performance obligations. Also, we record taxes collected from customers and remitted to governmental authorities on a net basis such that they are excluded from revenue.
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
We determine the transaction price for each contract based on our best estimate of the consideration we expect to receive, which includes assumptions regarding variable consideration such as award and incentive fees. These variable amounts are generally awarded upon achievement of certain negotiated performance metrics, program milestones or cost targets and can be based upon customer discretion. We include such estimated amounts in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not
_____________________________________________________________________

occur when the uncertainty associated with the variable consideration is resolved. We estimate variable consideration primarily using the most likely amount method.
For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price of the product or service underlying each performance obligation. The standalone selling price represents the amount for which we would sell the product or service to a customer on a standalone basis (i.e., not sold as a bundle with any other products or services). Our contracts with the U.S. Government, including foreign military sales contracts, are subject to the FAR and the prices of our contract deliverables are typically based on our estimated or actual costs plus margin. As a result, the standalone selling prices of the products and services in these contracts are typically equal to the selling prices stated in the contract, thereby eliminating the need to allocate (or reallocate) the transaction price to the multiple performance obligations.
In our non-U.S. Government contracts, we also generally use the expected cost plus margin approach to determine standalone selling price. In addition, we determine standalone selling price for certain contracts that are commercial in nature based on observable selling prices.
We recognize revenue for each performance obligation when (or as) the performance obligation is satisfied by transferring control of the promised products or services underlying the performance obligation to the customer.
The transfer of control can occur over-time or at a point in time. A significant portion of our business is derived from development and production contracts. Revenue and profit related to development and production contracts are generally recognized over-time, typically using the POC cost-to-cost method of revenue recognition, whereby we measure our progress towards completion of the performance obligation based on the ratio of costs incurred to date to estimated costs at completion under the contract. Because costs incurred represent work performed, we believe this method best depicts the transfer of control of the asset to the customer. Under the POC cost-to-cost method of revenue recognition, a single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. To a lesser extent, we also recognize revenue from contracts to provide multiple distinct products to a customer that are commercial in nature and can readily be sold to other customers. These performance obligations do not meet the criteria listed below to recognize revenue over-time; therefore, we recognize revenue at a point in time, generally when the products are received and accepted by the customer.
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
_____________________________________________________________________

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
At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. We follow a standard EAC process in which we review the progress and performance on our ongoing contracts. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, there are many reasons estimated contract costs can increase, including: (i)
supply chain disruptions, inflation and labor issues; (ii) design or other development challenges; and (iii) program execution challenges (including from technical or quality issues and other performance concerns). Additionally, as the contract progresses, our estimates of total transaction price may increase or decrease if, for example, we receive incentive or award fees that are higher or lower than expected.
When changes in estimated total costs at completion or in estimated total transaction price are determined, the related impact on operating income is recognized on a cumulative basis. EAC adjustments represent the cumulative effect of the changes from current and prior periods; revenue and operating margins in future periods are recognized as if the revised estimates had been used since contract inception. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident.
Net EAC adjustments had the following impact to earnings for the periods presented:

	Fiscal Year Ended
(In millions, except per share amounts)	January 3, 2025	December 29, 2023	December 30, 2022

Net EAC adjustments, before income taxes	$39	$(85)	$36
Net EAC adjustments, net of income taxes	29	(63)	27
Net EAC adjustments, net of income taxes, per diluted share	0.15	(0.33)	0.14
Revenue recognized from performance obligations satisfied (or partially satisfied) in prior periods was $210 million, $118 million and $110 million in fiscal 2024, 2023 and 2022, respectively.
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
Backlog. Backlog, which is the equivalent of our remaining performance obligations, represents the future revenue we expect to recognize as we perform on our current contracts. Backlog comprises both funded backlog
(i.e., firm orders for which funding is authorized or appropriated) and unfunded backlog (i.e., orders for which funds have not been appropriated and/or incrementally funded). Backlog excludes unexercised contract options and potential orders under ordering-type contracts, such as IDIQ contracts.
At January 3, 2025, our ending backlog was $34.2 billion, of which $23.3 billion was funded backlog. We expect to recognize approximately 45% of the revenue associated with this backlog by the end of fiscal 2025 and approximately 75% by the end of fiscal 2026, with the remainder to be recognized thereafter. At December 29,
2023, our ending backlog was $32.7 billion, of which $22.0 billion was funded backlog.
Retirement Benefits — We sponsor various pension and other postretirement defined benefit plans. The funded or unfunded position of each defined benefit plan is recorded in our Consolidated Balance Sheet. Funded status is derived by subtracting the respective year-end values of the PBO from the fair value of plan assets. Actuarial gains and losses and prior service credits and costs are recorded, net of income taxes, in the “Accumulated other comprehensive income (loss)” line item in our Consolidated Balance Sheet until they are amortized as a component
_____________________________________________________________________

of net periodic benefit income in the “Non-service FAS pension income and other, net” line item in our Consolidated
Statement of Operations.
The determination of the PBO and the recognition of net periodic benefit income related to defined benefit plans depend on various assumptions, including discount rates, expected return on plan assets, the rate of future compensation increases, mortality, termination and health care cost trend rates. We develop each assumption using relevant Company experience in conjunction with market-related data. Actuarial assumptions are reviewed annually with third-party consultants and adjusted as appropriate. For the recognition of net periodic benefit income, we use a market-related value of plan assets to calculate the expected return on plan assets. The market-related value of plan assets is based on yearly average asset values at the measurement date over the last five years, with investment gains or losses to be phased in over five years. Net actuarial gains and losses are amortized to the net periodic benefit income using the corridor approach, where the net gains and losses in excess of 10% of the greater of the PBO or the market-related value of plan assets are amortized for each plan over the estimated future life expectancy or, if applicable, the average remaining service period of the plan’s active participants. The fair value of plan assets is determined based on market prices or estimated fair value at the measurement date. The measurement date for valuing defined benefit plan assets and obligations is the end of the month closest to our fiscal year end.
Environmental Expenditures — We generally capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. We accrue environmental expenses resulting from existing conditions that relate to past or current operations. Our accruals for environmental expenses are recorded on a site-by-site basis when it is probable a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies available to us. Our accruals for environmental expenses represent the best estimates related to the investigation and remediation of environmental media such as water, soil, soil vapor, air and structures, as well as related legal fees and regulatory agency oversight fees, and are reviewed periodically, at least annually at the year-end balance sheet date, and updated for progress of investigation and remediation efforts and changes in facts and legal circumstances. If the timing and amount of future cash payments for environmental liabilities are fixed or reliably determinable, we generally discount such cash flows in estimating our accrual.
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
Derivative Financial Instruments and Hedging Activities — We recognize all derivatives in our Consolidated
Balance Sheet at fair value. These financial instruments are marked-to-market using forward prices and fair value quotes and are categorized in Level 2 of the fair value hierarchy. Derivatives that are not hedges are adjusted to fair value through income. If the derivative qualifies and is designated as a hedge, it must be documented as such at the inception of the hedge. Depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities or firm commitments through earnings or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. Gains and losses in accumulated other comprehensive income (loss) are reclassified to earnings when the related hedged item is recognized in earnings. The cash flow impact of our derivatives is included in the same category in our Consolidated Statement of
Cash Flows as the cash flows of the related hedged items. We do not hold or issue derivatives for speculative trading purposes.
EPS — EPS is calculated as net income per common share attributable to L3Harris Technologies, Inc. common shareholders divided by our weighted average number of basic or diluted shares outstanding. Potential dilutive common shares primarily consist of employee stock options and restricted and performance unit awards.
Business Segments — We evaluate each of our business segments based on its operating income or loss.
Intersegment revenues are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The elimination of intersegment revenues is included in the “other” line item in
Note 14: Business Segments in these Notes. Corporate expenses are primarily allocated to our business segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. The
“Unallocated corporate department expense” line item in Note 14: Business Segments in these Notes represents the portion of corporate expenses that are not included in management’s evaluation of segment operating performance or elimination of intersegment profits.
_____________________________________________________________________

FAS/CAS Operating Adjustment. We calculate and allocate a portion of our defined benefit plan costs to our U.S.
Government contracts in accordance with CAS. However, our Consolidated Financial Statements require we calculate our defined benefit plan costs (net periodic benefit income) in accordance with FAS requirements. The difference between CAS pension cost and the service cost component of net periodic benefit income (“FAS pension service cost”) is reflected in the “FAS/CAS operating adjustment,” which is included as a component of Unallocated corporate department expense line item in Note 14: Business Segments in these Notes.

	Fiscal Year Ended
(In millions)	January 3, 2025	December 29, 2023	December 30, 2022

FAS pension service cost	$(36)	$(35)	$(46)
Less: CAS pension cost	(64)	(145)	(141)
FAS/CAS operating adjustment	28	110	95
The non-service cost component of net periodic benefit income is included in the “Non-service FAS pension income and other, net” line item in our Consolidated Statement of Operations. See Note 9: Retirement Benefits in
these Notes for additional information regarding our defined benefit plans and composition of net periodic benefit income.
R&D — Company-funded R&D costs are expensed as incurred and are included in the “General and administrative expenses” line item in our Consolidated Statement of Operations. These costs were $515 million,
$480 million and $603 million in fiscal 2024, 2023, and 2022, respectively.
Customer-funded R&D costs are incurred pursuant to contractual arrangements, principally U.S. Government-
sponsored contracts requiring us to provide a product or service meeting certain defined performance or other specifications (such as designs), and such contractual arrangements are accounted for principally by the POC cost-
to-cost revenue recognition method. Customer-funded R&D is included in the “Revenue” and “Cost of revenue” line items in our Consolidated Statement of Operations.
Recent Accounting Pronouncements — In November 2023, the Financial Accounting Standards Board
(“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to
Reportable Segment Disclosures (“ASU 2023-07”) which requires additional segment disclosures on an annual and interim basis, including significant segment expenses that are regularly provided to the chief operating decision maker. The standard does not change how operating segments and reportable segments are determined. ASU
2023-07 is effective for annual reporting periods beginning after December 15, 2023 and interim reporting periods beginning after December 15, 2024 and is required to be applied retrospectively to all periods presented in the consolidated financial statements. We adopted this standard in fiscal 2024 and applied the provisions to our business segment disclosure. See Note 14: Business Segments in these Notes for further information. The adoption of 2023-07 did not have any impact on our operating results, financial position, or cash flows.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax
Disclosures (“ASU 2023-09”) which requires disaggregated income tax disclosures on an annual basis, including information on our effective income tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and may be applied prospectively or retrospectively.
We are evaluating the impact of ASU 2023-09 and expect the standard will only impact our income taxes disclosures with no material impact on our operating results, financial position, or cash flows.
In March 2024, the SEC issued SEC Release Nos. 33-11275 and 34-99678, The Enhancement and
Standardization of Climate-Related Disclosures for Investors, which requires climate-related disclosures in annual reports and registration statements. In April 2024, the SEC released an order staying this final rule pending judicial review of all the petitions challenging the rule. If enacted, the rule would require disclosure of material climate-
related risks, our governance and risk management of climate-related risks and any material climate-related targets or goals, greenhouse gas emissions as well as disclosure of the financial statement effects, such as costs and losses resulting from severe weather events and other natural conditions. We are evaluating the impact of the rule and related litigation on our disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—
Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU
2024-03”) which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses included in each expense caption on the face of the income statement at interim and annual reporting periods. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and should be applied either prospectively to financial
_____________________________________________________________________

statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We are evaluating the impact of ASU 2024-03 and expect the standard will only impact our disclosures with no material impact on our operating results, financial position, or cash flows.
NOTE 2: EARNINGS PER SHARE
The weighted average number of shares outstanding used to compute basic and diluted EPS are as follows:

	Fiscal Year Ended
(In millions, except per share amounts)	January 3, 2025	December 29, 2023	December 30, 2022

Basic weighted-average common shares outstanding	189.8	189.6	191.8
Impact of dilutive share-based awards	0.9	1.0	1.7
Diluted weighted-average common shares outstanding	190.7	190.6	193.5
Diluted EPS excludes the antidilutive impact of 3.3 million, 3.7 million and 0.3 million weighted average share-
based awards outstanding in fiscal 2024, 2023 and 2022, respectively.
NOTE 3: CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets and contract liabilities are summarized below:

(In millions)	January 3, 2025	December 29, 2023

Contract assets	$3,230	$3,196
Contract liabilities, current	(2,142)	(1,900)
Contract liabilities, non-current(1)	(91)	(94)
Net contract assets	$997	$1,202
_______________
(1)The non-current portion of contract liabilities is included as a component of the “Other long-term liabilities” line item in our Consolidated
Balance Sheet.
Contract assets and liabilities as of January 3, 2025 and December 29, 2023 were impacted primarily by the timing of contractual billing milestones. In fiscal 2024, 2023 and 2022, we recognized $1,433 million, $1,247 million and $1,057 million, respectively, of revenue related to contract liabilities that were outstanding at the end of the respective prior fiscal year.
NOTE 4: INVENTORIES, NET
Inventories, net are summarized below:

(In millions)	January 3, 2025	December 29, 2023

Finished products	$211	$217
Work in process	332	427
Materials and supplies	787	828
Inventories, net	$1,330	$1,472
_____________________________________________________________________

NOTE 5: PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, are summarized below:

(In millions)	January 3, 2025	December 29, 2023

Land	$182	$184
Software capitalized for internal use	795	716
Buildings	1,633	1,605
Machinery and equipment	3,032	2,816
	5,642	5,321
Less: accumulated depreciation and amortization	(2,836)	(2,459)
Property, plant and equipment, net	$2,806	$2,862
Depreciation and amortization expense related to property, plant and equipment was $429 million, $389 million and $342 million in fiscal 2024, 2023 and 2022, respectively.
There were no impairments of property, plant and equipment in fiscal 2024, 2023 or 2022.
NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill, by business segment, were as follows:

(In millions)	SAS	IMS	CS	AR	Total

Balance at December 30, 2022	$5,778	$7,709	$3,796	**	$17,283
Reallocation of goodwill in business realignment	327	(327)	—	—	—
Goodwill increase from acquisitions(1)	—	—	1,143	2,365	3,508
Goodwill decrease from divestitures	(9)	—	—	—	(9)
Assets of business held for sale	—	(534)	—	—	(534)
Impairment of goodwill	—	(296)	—	—	(296)
Currency translation adjustments	14	12	1	—	27
Balance at December 29, 2023	6,110	6,564	4,940	2,365	19,979
Goodwill from AJRD acquisition	—	—	—	537	537
Goodwill decrease from divestitures(2)	(79)	—	—	(50)	(129)
Impairment of goodwill	(14)	—	—	—	(14)
Currency translation adjustments	(18)	(28)	(2)	—	(48)
Balance at January 3, 2025	$5,999	$6,536	$4,938	$2,852	$20,325
_______________
**Our AR segment, which is also the AR reporting unit, was established in connection with the AJRD acquisition and consists of assets, liabilities and operations assumed. As such, there is no comparable prior year information. See Note 13: Acquisitions and Divestitures in these Notes for further information.
(1)CS: Goodwill recognized in connection with the TDL acquisition is included in our Broadband reporting unit within our CS segment. AR:
Goodwill recognized in connection with the AJRD acquisition is included within the AR Reporting unit, which is also our AR segment.
(2)SAS: Goodwill (net of impairment) derecognized in connection with the  Antenna disposal group divestiture. See discussion under “Goodwill
Impairments" below. AR: Goodwill derecognized in connection with the AOT disposal group divestiture. See Note 13: Acquisitions and
Divestitures in these Notes for further information.
At January 3, 2025 and December 29, 2023, accumulated goodwill impairment losses totaled $80 million,
$1,126 million and $355 million in our SAS, IMS, and CS segments, respectively. There are no accumulated impairment losses in our AR segment.
Reallocation of Goodwill in Business Realignments. To better align our businesses, we adjusted our reporting within our business segments and goodwill reporting units as follows:
Fiscal 2024. We realigned our Electro Optical and Maritime sectors in our IMS segment, which are also reporting units, splitting Electro Optical into two sectors, Global Optical Systems and Defense Electronics, and moving one
Electro Optical business to the Maritime sector. Global Optical Systems and Defense Electronics represent one reporting unit. Immediately before and after the realignment, we performed a quantitative impairment assessment under our former and new reporting unit structure. These assessments indicated no impairment existed either before or after the realignment.
_____________________________________________________________________

Fiscal 2023. We transferred our Agile Development Group (“ADG”) business (a reporting unit) from our IMS segment to our SAS segment (also a reporting unit). In connection with the realignment, we reduced our reporting units from nine to eight as the ADG reporting unit and all $327 million of associated goodwill was absorbed by our existing SAS reporting unit given the economic similarities of the two reporting units. Immediately before the realignment, we performed a qualitative impairment assessment over our SAS reporting unit and a quantitative impairment assessment over our ADG reporting unit. Immediately after the realignment, we performed a quantitative impairment assessment over the SAS reporting unit. These assessments indicated no impairment existed either before or after the realignment.
Goodwill Impairments. We assess goodwill for impairment annually or under certain circumstances more frequently, such as when events or circumstances indicate there may be impairment.
Fiscal 2024. As described in more detail in Note 13: Acquisitions and Divestitures in these Notes, during the quarter ended June 28, 2024, we completed the divestiture of Antenna disposal group. As the Antenna disposal group represents the disposal of a portion of the SAS reporting unit, which is also the SAS segment, we assigned $93 million of goodwill to the Antenna disposal group on a relative fair value basis. In connection with the preparation of our financial statements for the quarter and two quarters ended June 28, 2024, we performed a quantitative impairment assessment on goodwill assigned to the Antenna disposal group and a qualitative impairment assessment on the goodwill assigned to the retained businesses of the reporting unit. As a result of these tests, we determined that the fair value of the Antenna disposal group was below its carrying value and accordingly recorded a non-cash charge for impairment of $14 million included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations.
Fiscal 2023. As described in more detail in Note 13: Acquisitions and Divestitures in these Notes, during the quarter ended December 29, 2023, we entered into a definitive agreement to sell our CAS disposal group, which includes both the CTS and Commercial Aviation reporting units. As of November 27, 2023, the date of the agreement, the fair value less costs to sell the CAS disposal group was $834 million, inclusive of considerations related to noncontrolling interest and accumulated other comprehensive income.
In connection with the preparation of our financial statements for fiscal 2023, we evaluated the facts and circumstances which impacted the agreed upon selling price of the CAS disposal group and identified interim indicators of impairment within both reporting units subsequent to our annual impairment testing date of October 2,
2023. Specifically, supply chain-related operational challenges which negatively impact cash flows over the short-
term forecast period were assessed in combination with our long-term portfolio shaping strategy to dispose of non-
core businesses. As a result, we performed quantitative impairment tests for both reporting units as of
November 27, 2023, utilizing an income approach aligned to market prices for the two reporting units, as specified in the definitive agreement. As a result of these tests, we determined that the fair value of the CTS reporting unit was above carrying value, while the fair value of the Commercial Avionics reporting unit was below its carrying value, and concluded goodwill related to the Commercial Aviation reporting unit was impaired. Therefore we recorded a non-
cash charge for impairment of $296 million associated with the Commercial Aviation reporting unit in the
“Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations.
The carrying amounts of the CAS disposal group assets (including $534 million of goodwill) and liabilities were classified as held for sale in our Consolidated Balance Sheet at December 29, 2023.
Fiscal 2022. During fiscal 2022, we determined that goodwill related to our Broadband, ADG and Electro Optical reporting units was impaired and we recorded non-cash impairment charges of $355 million, $313 million and $134 million, respectively, in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of
Operations. See Note 9: Goodwill in our Fiscal 2022 Form 10-K for further information on our fiscal 2022 goodwill impairments.
_____________________________________________________________________

Intangible Assets
Intangible assets, net, are summarized below:

	January 3, 2025			December 29, 2023
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$8,817	$(3,470)	$5,347	$8,892	$(2,733)	$6,159
Developed technologies	849	(482)	367	856	(413)	443
Trade names	185	(64)	121	185	(50)	135
Other, including contract backlog	3	(2)	1	4	(4)	—
Total finite-lived intangible assets	9,854	(4,018)	5,836	9,937	(3,200)	6,737
Trade name — indefinite-lived	1,803	—	1,803	1,803	—	1,803
Total intangible assets, net	$11,657	$(4,018)	$7,639	$11,740	$(3,200)	$8,540
Amortization expense for intangible assets was $853 million, $779 million and $605 million in fiscal 2024, 2023 and 2022, respectively.
Future estimated amortization expense for intangible assets is as follows:

(In millions)

2025	$768
2026	671
2027	562
2028	489
2029	433
Thereafter	2,913
Total	$5,836
In-process R&D Impairment. During fiscal 2023, we closed a facility, which triggered an evaluation of the in-
process R&D related to the operations of the closed facility for impairment. As a result, we recorded a $21 million non-cash charge for the impairment of in-process R&D intangible assets which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations for fiscal 2023.
NOTE 7: INCOME TAXES
Income Tax Provision
Our provisions for current and deferred income taxes are as follows:

	Fiscal Year Ended
(In millions)	January 3, 2025	December 29, 2023	December 30, 2022

Current:
United States	$(166)	$328	$633
International	72	50	82
State and local	5	66	98
Total current income taxes	(89)	444	813

Deferred:
United States	244	(380)	(523)
International	(34)	10	(61)
State and local	(36)	(51)	(17)
Total deferred income taxes	174	(421)	(601)
Total income taxes	$85	$23	$212
_____________________________________________________________________

A reconciliation of the U.S. statutory income tax rate to our effective income tax rate is as follows:

	Fiscal Year Ended
(In millions)	January 3, 2025	December 29, 2023	December 30, 2022

U.S. statutory income tax rate	21.0%	21.0%	21.0%
State taxes	2.1	1.4	2.2
International income	0.4	—	—
Non-deductible goodwill impairment	—	3.6	14.2
R&D tax credit	(10.4)	(12.5)	(13.0)
FDII deduction	(2.1)	(4.4)	(5.1)
Changes in valuation allowance	(2.3)	0.2	0.1
Impact of divestitures and reorganizations	1.2	(8.5)	(1.3)
Share-based compensation(1)	(0.6)	0.2	(0.2)
Settlement of tax audits	(3.4)	(1.1)	(0.7)
Other items	(0.6)	2.0	(0.5)
Effective income tax rate	5.3%	1.9%	16.7%
_______________
(1)Includes non-deductible share-based compensation and excess tax benefits from share-based compensation.
As of January 3, 2025, we estimate our outside basis difference in foreign subsidiaries that are considered indefinitely reinvested to be approximately $1.5 billion. The outside basis difference is comprised predominantly of purchase accounting adjustments and to a lesser extent, undistributed earnings and other equity adjustments. In the event of a disposition of the foreign subsidiaries or a distribution, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions. As of January 3, 2025, the determination of the amount of unrecognized deferred tax liability related to the outside basis difference is not practicable.
Purchase of Tax Credits
Section 6418 of the Internal Revenue Code permits, in certain circumstances, the sale of federal income tax credits generated from renewable and alternative energy sources. During the year ended January 3, 2025, we entered into a binding agreement for the purchase of tax credits totaling $200 million for the 2024 tax year for a net purchase price of $191 million, allowing us to reduce our 2024 federal income taxes payable by the $200 million.
We have recorded a liability to the seller for the amount owed in the “Other current liabilities” line of the
Consolidated Balance Sheet. We have recorded an income tax benefit of $9 million for the difference between the amount paid or to be paid to the seller and the reduction to our taxes payable in the “Income taxes” line of the
Consolidated Statement of Operations.
_____________________________________________________________________

Deferred Income Tax Assets (Liabilities)
The components of deferred income tax assets (liabilities) were as follows:

(In millions)	January 3, 2025	December 29, 2023

Deferred tax assets, net:
Accruals	$396	$334
Tax loss and credit carryforwards(1)	249	211
Operating lease obligation	212	243
Capitalized research and experimental expenditures	1,694	1,125
Other	461	380
Valuation allowance(2)	(238)	(240)
Deferred tax assets, net	2,774	2,053

Deferred tax liabilities:
Property, plant and equipment	(216)	(252)
Acquired intangibles	(1,974)	(2,143)
Operating lease ROU asset	(188)	(219)
Deferred revenue on long-term contracts(3)	(913)	—
Other	(305)	(163)
Deferred tax liabilities	(3,596)	(2,777)
Net deferred tax liabilities	$(822)	$(724)
_______________
(1)At January 3, 2025, primarily includes operating loss and credit carryforwards of $81 million and $165 million, respectively, which have expiration dates ranging from less than one year to no expiration date. A significant portion of the carryforwards are either indefinite or begin expiring in 2035.
(2)Valuation allowance established to offset certain domestic and foreign deferred tax assets due to the uncertainty regarding our ability to realize these assets in the future. The net change in our valuation allowance in fiscal 2024 and 2023 was a decrease of $2 million and
$3 million, respectively.
(3)Based on recent IRS guidance, we made a method change to defer taxable income for long-term contracts accounted for under the POC cost-to-cost method that include deferred R&D expenses, resulting in a $913 million reduction in our current income taxes (current payable)
and corresponding increase to our deferred income taxes (deferred tax liability).
Net deferred tax assets (liabilities) were classified as follows in our Consolidated Balance Sheet:

(In millions)	January 3, 2025	December 29, 2023

Deferred income tax assets	$120	$91
Deferred income tax liabilities	(942)	(815)
Net deferred tax liabilities	$(822)	$(724)
Income before income taxes of our international subsidiaries was $191 million, $205 million and $95 million in fiscal 2024, 2023 and 2022, respectively.
We paid $102 million, $715 million and $309 million in income taxes, net of refunds received, in fiscal 2024,
2023 and 2022, respectively.
_____________________________________________________________________

Tax Uncertainties
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal Year Ended
(In millions)	January 3, 2025	December 29, 2023	December 30, 2022

Balance at beginning of fiscal year	$652	$613	$587
Additions based on tax positions taken during current period	120	99	124
Additions based on tax positions taken during prior period	23	8	4
Additions from tax positions related to acquired entities	92	86	—
Decreases based on tax positions taken during prior period	(113)	(133)	(76)
Decreases from lapse in statutes of limitations	(9)	(11)	(6)
Decreases from settlements	(7)	(10)	(20)
Balance at end of fiscal year(1)	$758	$652	$613
_______________
(1)Includes unrecognized tax benefits that would favorably impact our future tax rates in the event that the tax benefits are eventually recognized of $666 million and $509 million at January 3, 2025 and December 29, 2023, respectively.
We recognize accrued interest and penalties related to unrecognized tax benefits in our income tax provision. In fiscal 2024, 2023 and 2022, we recognized $29 million, $20 million and $12 million, respectively. At January 3,
2025 and December 29, 2023, accrued interest and penalties related to unrecognized tax benefits was $109 million and $80 million, respectively, which is included in the “Other long-term liabilities” line item in our Consolidated
Balance Sheet.
We file numerous separate and consolidated income tax returns reporting our financial results and, where appropriate, those of our subsidiaries and affiliates, in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Pursuant to the Compliance Assurance Process, the Internal Revenue Service (“IRS”) is
examining our federal tax returns for fiscal 2021, 2022, and 2023. Legacy L3’s federal tax returns for calendar years
2017 and 2018 are currently under IRS examination and refund claims related to calendar years 2012, 2013, 2015 and 2016 have been filed with the IRS. In addition, legacy AJRD refund claims related to calendar year 2019 and
2020 have been filed with the IRS.
We are currently under examination or contesting proposed adjustments by various state and international tax authorities for fiscal years ranging from 2013 through 2022. It is reasonably possible that there could be a significant change to our unrecognized tax benefit balance during the course of the next twelve months as these examinations continue, other tax examinations commence or various statutes of limitations expire. An estimate of the range of possible changes is not practicable for the remaining unrecognized tax benefits because of the significant number of jurisdictions in which we do business and the number of open tax periods under various stages of examination.
_____________________________________________________________________

NOTE 8: DEBT AND CREDIT ARRANGEMENTS
Long-Term Debt
Long-term debt, net, is summarized below:

(In millions)	January 3, 2025	December 29, 2023

Variable-rate debt:
Term Loan 2025	$—	$2,250

Fixed-rate debt:(1)
3.95% 2024 Notes	—	350
3.832% notes, due April 2025(2)(3)	600	600
7.00% debentures, due January 2026(4)	100	100
3.85% notes, due December 2026(2)	550	550
5.40% notes, due January 2027 (“5.40% 2027 Notes”)(2)(3)(5)	1,250	1,250
6.35% debentures, due February 2028(2)	26	26
4.40% notes, due June 2028(2)(3)	1,850	1,850
5.05% notes, due June 2029 (“5.05% 2029 Notes”)(2)(3)	750	—
2.90% notes, due December 2029(2)	400	400
1.80% notes, due January 2031(2)(3)	650	650
5.25% notes, due June 2031 (“5.25% 2031 Notes”)(2)(3)	750	—
5.40% notes, due July 2033 (“5.40% 2033 Notes”)(2)(3)(5)	1,500	1,500
5.35% notes, due June 2034 (“5.35% 2034 Notes”)(2)(3)	750	—
4.854% notes, due April 2035(2)(3)	400	400
6.15% notes, due December 2040(2)(3)	300	300
5.054% notes, due April 2045(2)(3)	500	500
5.60% notes, due July 2053 (“5.60% 2053 Notes”)(2)(3)(5)	500	500
5.50% notes, due August 2054 (“5.50% 2054 Notes”)(2)(3)	600	—
Total variable and fixed-rate debt	11,476	11,226
Financing lease obligations and other debt	288	300
Long-term debt, including the current portion of long-term debt	11,764	11,526
Plus: unamortized bond premium	38	51
Less: unamortized discounts and issuance costs	(81)	(54)
Long-term debt, including the current portion of long-term debt, net	11,721	11,523
Less: current portion of long-term debt, net	(640)	(363)
Total long-term debt, net	$11,081	$11,160
_______________
(1)All fixed-rate notes and debentures rank equally in right of payment.
(2)We may redeem these notes, in whole or in part, at our option, at a pre-determined redemption price pursuant to their terms prior to the applicable maturity date.
(3)Upon change of control combined with a below-investment-grade rating event, we may be required to make an offer to repurchase these notes at a pre-determined price pursuant to their terms.
(4)The debentures are not redeemable prior to maturity.
(5)Collectively, the “AJRD Notes.”
The maturities of long-term debt, including the current portion of long-term debt and excluding finance lease obligations, for the five years following the end of fiscal 2024 and, in total thereafter, are: $610 million in fiscal
2025; $659 million in fiscal 2026; $1,254 million in fiscal 2027; $1,880 million in fiscal 2028; $1,154 million in fiscal 2029; and $5,973 million thereafter.
Long-Term Debt Issuances. On March 13, 2024, we closed the issuance and sale of March Issued 2024 Notes.
The March Issued 2024 Notes were used to repay Term Loan 2025, including related fees and expenses, which had an outstanding balance of $2.25 billion at December 29, 2023. Interest on the March Issued 2024 Notes is payable semi-annually in arrears on June 1 and December 1 of each year, commencing on December 1, 2024.
_____________________________________________________________________

On August 2, 2024, we closed the issuance and sale of $600 million aggregate principal amount of the 5.50%
2054 Notes, and used the net proceeds to repay borrowings under our CP Program. Interest on the 5.50% 2054
Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15,
2025.
We incurred debt issuance costs of $20 million and $7 million for the March Issued 2024 Notes and 5.50%
2054 Notes, respectively, which are being amortized over the life of each respective note. Such amortization is included as a component of the “Interest expense, net” line item in our Consolidated Statement of Operations.
Long-Term Debt Repayments.
Fiscal 2024. On March 14, 2024, we repaid the entire outstanding $2.25 billion drawn on Term Loan 2025, which at time of repayment had a variable interest rate of 6.7%, with proceeds from the issuance of the March
Issued 2024 Notes, which bear fixed interest rates between 5.05% and 5.35%. Additionally, during the quarter ended June 28, 2024, we repaid the $350 million aggregate principal amount of our 3.95% 2024 Notes.
Fiscal 2023. On March 14, 2023, we repaid the entire outstanding $250 million aggregate principal amount of our Floating Rate Notes due March 2023 through a $250 million draw on Term Loan 2025. On June 15, 2023, we repaid the entire outstanding $800 million aggregate principal amount of our 3.85% 2023 Notes through cash on hand and the issuance of commercial paper during fiscal 2023.
Commercial Paper Program
On January 26, 2024, we lowered the maximum amount available under our CP Program to $3.0 billion from
$3.9 billion in accordance with the terms of the CP Program. At January 3, 2025, our  CP Program was supported by amounts available under the 2022 Credit Agreement and the 2024 Credit Agreement.
The commercial paper notes are sold at par less a discount representing an interest factor or, if interest bearing, at par, and the maturities vary but may not exceed 397 days from the date of issue. The commercial paper notes will rank at least pari passu with all other unsecured and unsubordinated indebtedness.
At January 3, 2025 and December 29, 2023, we had $515 million and $1,599 million in outstanding notes under our CP Program, respectively, which is included as a component of the “Short-term debt” line item in our
Consolidated Balance Sheet. The outstanding notes under our CP Program had a weighted-average interest rate of
4.70% and 5.95% at January 3, 2025 and December 29, 2023, respectively.
Fair Value of Debt
The following table presents the carrying amounts and estimated fair values of our long-term debt:

	January 3, 2025		December 29, 2023
(In millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Term Loan 2025(1)	$—	$—	$2,250	$2,250
All other long-term debt, net (including current portion)(2)	11,721	11,467	9,273	9,199
Long-term debt, including the current portion of long-term debt, net	$11,721	$11,467	$11,523	$11,449
_______________
(1)The carrying value of Term Loan 2025 approximates fair value due to its variable interest rate.
(2)The fair value was estimated using a market approach based on quoted market prices for our debt traded in the secondary market. If long-
term debt were measured at fair value in our consolidated balance sheet, it would be categorized as Level 2 within the fair value hierarchy.
The fair value of our short-term debt approximates the carrying value due to its short-term nature. If measured at fair value, the commercial paper would be classified as level 2 and other short-term debt would be classified as level 3 within the fair value hierarchy.
Credit Agreements
On January 26, 2024, we established a new $1.5 billion, 364-day senior unsecured revolving credit facility by entering into a 364-day credit agreement maturing no later than January 24, 2025 with a syndicate of lenders. The
2024 Credit Agreement, which matured on January 24, 2025, replaced the 2023 Credit Agreement.
At our election, borrowings under the 2024 Credit Agreement, which were designated in U.S. Dollars, bore interest at the sum of the term secured overnight financing rate or the Base Rate (as defined in the 2024 Credit
Agreement), plus an applicable margin that varied based on the ratings of our senior unsecured long-term debt securities (“Senior Debt Ratings”). In addition to interest payable on the principal amount of indebtedness
_____________________________________________________________________

outstanding, we were required to pay a quarterly unused commitment fee that varied based on our Senior Debt
Ratings.
The 2024 Credit Agreement contained representations, warranties, covenants and events of default that are substantially similar to the 2022 Credit Agreement which established a $2.0 billion, five-year senior unsecured revolving credit facility.
At January 3, 2025, we had no outstanding borrowings under our credit facility, had available borrowing capacity of $2,985 million, net of outstanding notes under our CP Program, and were in compliance with all covenants under the 2024 Credit Agreement and the 2022 Credit Agreement.
At December 29, 2023, we had no outstanding borrowings under our credit facility, had available borrowing capacity of $2,801 million, net of outstanding notes under our CP Program, and were in compliance with all covenants under the 2023 Credit Agreement and the 2022 Credit Agreement.
Interest Paid
Total interest paid was $654 million, $489 million and $296 million in fiscal 2024, 2023 and 2022, respectively.
NOTE 9: RETIREMENT BENEFITS
Defined Contribution Plans
We sponsor numerous defined contribution savings plans, which allow our eligible employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The plans include several match contribution formulas which require us to match a percentage of the employee contributions up to certain limits, generally totaling 6.0% of employee eligible pay. Matching contributions, net of forfeitures, charged to expense were $276 million, $267 million and $226 million in fiscal 2024, 2023 and 2022, respectively.
Deferred Compensation Plans
We also sponsor certain non-qualified deferred compensation plans. The following table provides the fair value of our deferred compensation plan investments and liabilities by category and by fair value hierarchy level:

	January 3, 2025		December 29, 2023
(In millions)	Total	Level 1	Total	Level 1

Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$219	$219	$106	$106
Investments measured at NAV:
Corporate-owned life insurance	41		37
Total fair value of deferred compensation plan assets	$260		$143

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities and mutual funds	$10	$10	$18	$18
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	357		274
Total fair value of deferred compensation plan liabilities	$367		$292
_______________
(1)Represents diversified assets held in rabbi trusts primarily associated with our non-qualified deferred compensation plans, which are measured at fair value and included in the “Other current assets” and “Other non-current assets” line items in our Consolidated Balance
Sheet. In fiscal 2024, we contributed $100 million to our rabbi trust assets.
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
_____________________________________________________________________

Defined Benefit Plans
We sponsor various defined benefit pension plans for eligible employees in the U.S., Canada and United
Kingdom. Our largest plans are generally closed to new entrants. Benefits for most participants under the terms of these plans are based on the employee’s years of service and compensation. We fund these plans as required by statutory regulations and through voluntary contributions. Some of our employees also participate in other postretirement defined benefit plans (“Other Benefits”) such as health care and life insurance plans. Our largest defined benefit plan is the Consolidated Pension Plan, with 85% and 86% of total plan assets and PBO, respectively, as of January 3, 2025.
During fiscal 2024, we reduced our defined benefit pension plan benefit obligations by approximately $333 million by purchasing group annuity policies and transferring approximately $333 million of pension plan assets to an insurance company. There was no gain or loss as a result of this transaction.
Funded Status. The following table summarizes the funded status of our defined benefit plans:

	January 3, 2025			December 29, 2023
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Change in benefit obligation
PBO at beginning of fiscal year	$8,563	$231	$8,794	$7,494	$228	$7,722
Service cost	34	2	36	33	2	35
Interest cost	394	10	404	386	11	397
Actuarial (gain) loss	(374)	(4)	(378)	280	(1)	279
Benefits paid(1)	(967)	(22)	(989)	(568)	(23)	(591)
Expenses paid	(19)	—	(19)	(34)	—	(34)
Currency translation adjustment	(24)	(1)	(25)	10	—	10
Acquisitions(2)	—	—	—	960	14	974
Other	(12)	(1)	(13)	2	—	2
PBO at end of fiscal year	$7,595	$215	$7,810	$8,563	$231	$8,794
Change in plan assets
Plan assets at beginning of fiscal year	$8,595	$265	$8,860	$7,411	$242	$7,653
Actual return on plan assets	700	22	722	1,004	37	1,041
Employer contributions	45	9	54	20	9	29
Benefits paid(1)	(967)	(22)	(989)	(568)	(23)	(591)
Expenses paid	(19)	—	(19)	(34)	—	(34)
Currency translation adjustment	(31)	—	(31)	12	—	12
Acquisitions(2)	—	—	—	749	—	749
Other	2	—	2	1	—	1
Plan assets at end of fiscal year	$8,325	$274	$8,599	$8,595	$265	$8,860

Funded status at end of fiscal year	$730	$59	$789	$32	$34	$66
_______________
(1)Fiscal 2024 includes approximately $333 million associated with the purchase of group annuity policies and transfer of plan assets to an insurance company. The transaction is reflected in this caption as settlement accounting had not been met.
(2)PBO assumed and plan assets acquired in the AJRD acquisition. Net defined benefit plan liability is included in our “Other long-term liabilities” and “Compensation and benefits” line items in “Acquisition of AJRD” section of Note 13: Acquisitions and Divestitures.
Actuarial gains in the PBO as of January 3, 2025 were primarily the result of higher discount rates. Actuarial losses in the PBO as of December 29, 2023 were primarily the result of lower discount rates.
_____________________________________________________________________

The following table summarizes amounts recognized in our Consolidated Balance Sheet:

	January 3, 2025			December 29, 2023
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Assets of business held for sale	$8	$—	$8	$4	$—	$4
Other non-current assets	873	113	986	193	96	289
Compensation and benefits	(12)	(6)	(18)	(12)	(7)	(19)
Other long-term liabilities	(139)	(48)	(187)	(153)	(55)	(208)
The following table summarizes pre-tax amounts recognized in the “Accumulated other comprehensive income
(loss)” line item in our Consolidated Balance Sheet:

	January 3, 2025			December 29, 2023
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Actuarial (gain) loss	$(245)	$(86)	$(331)	$162	$(98)	$64
Net prior service (credit) cost	(144)	2	(142)	(157)	4	(153)
Total recognized in accumulated other comprehensive income (loss), pre-tax	$(389)	$(84)	$(473)	$5	$(94)	$(89)
The following table provides information for our defined benefit plans with PBO in excess of plan assets:

	January 3, 2025		December 29, 2023
(In millions)	Pension	Other Benefits	Pension	Other Benefits

PBO	154	55	226	62
Fair value of plan assets	3	—	60	—
Accumulated Benefit Obligation (“ABO”): The ABO for all defined benefit pension plans was $7,585 million and
$8,563 million at January 3, 2025 and December 29, 2023, respectively. The following table provides information for our defined benefit plans with ABO in excess of plan assets:

	January 3, 2025		December 29, 2023
(In millions)	Pension	Other Benefits	Pension	Other Benefits

ABO	$153	N/A	$225	N/A
Fair value of plan assets	3	N/A	60	N/A
_____________________________________________________________________

Net Periodic Benefit Income. We record the service cost component of net periodic benefit income in the “Cost of revenue” and “General and administrative expenses” line items and the non-service cost components in the
“Non-service FAS pension income and other, net” line item in our Consolidated Statement of Operations.
The following table provides the components of net periodic benefit income and other amounts recognized in other comprehensive income:

	Fiscal Year Ended
	January 3, 2025		December 29, 2023			December 30, 2022
(In millions)	Pension	Other Benefits	Pension	Other Benefits	T o t a l	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost	$34	$2	$33	$2		$44	$2
Non-operating
Interest cost	394	10	386	11		220	7
Expected return on plan assets	(660)	(20)	(633)	(20)		(624)	(20)
Amortization of net actuarial (gain) loss	(4)	(17)	(9)	(20)		9	(7)
Amortization of prior service (credit) cost	(26)	1	(26)	1		(27)	1
Non-service cost periodic benefit income	(296)	(26)	(282)	(28)		(422)	(19)
Net periodic benefit income	$(262)	$(24)	$(249)	$(26)		$(378)	$(17)
Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial (gain) loss	$(414)	$(7)	$(90)	$(18)		$42	$(34)
Prior service (credit) cost	(14)	—	—	—		8	—
Amortization of net actuarial gain (loss)	4	17	9	20		(9)	7
Amortization of prior service credit (cost)	26	(1)	26	(1)		27	(1)
Currency translation adjustment	4	—	—	—		1	—
Total change recognized in other comprehensive income	(394)	9	(55)	1		69	(28)
Total impact from net periodic benefit income and changes in other comprehensive income	$(656)	$(15)	$(304)	$(25)		$(309)	$(45)
Assumptions. The following table presents the weighted-average assumptions used to determine the benefit obligation:

	January 3, 2025		December 29, 2023
	Pension(1)	Other Benefits	Pension	Other Benefits
Discount rate	5.46%	5.38%	4.91%	4.87%
Rate of future compensation increase	3.01%	N/A	3.01%	N/A
Cash balance interest crediting rate	4.50%	N/A	4.50%	N/A
_______________
(1)Key assumptions for our Consolidated Pension Plan include a discount rate of 5.49%, cash balance interest crediting rate of 4.50% and a
4.25% interest crediting rate for the frozen pension equity benefit.
_____________________________________________________________________

The following table presents the weighted-average assumptions used to determine net periodic benefit income:

	Fiscal Year Ended
	January 3, 2025		December 29, 2023		December 30, 2022
	Pension(1)	Other Benefits	Pension	Other Benefits	Pension	Other Benefits
Discount rate to determine service cost	4.92%	5.00%	5.18%	5.26%	2.69%	2.91%
Discount rate to determine interest cost	4.80%	4.78%	5.08%	5.06%	2.27%	2.06%
Expected return on plan assets	7.45%	7.50%	7.46%	7.50%	7.44%	7.50%
Rate of future compensation increase	3.01%	N/A	3.01%	N/A	3.01%	N/A
Cash balance interest crediting rate	4.50%	N/A	4.00%	N/A	3.50%	N/A
_______________
(1)Key assumptions for our Consolidated Pension Plan include expected return on plan assets of 7.50%, which is being maintained at 7.50% for fiscal 2025.
The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the strategic allocation, the correlations among asset classes and their expected volatilities. Our expected rate of return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, the determination of the expected long-term rate of return takes into consideration: (1) the plan’s actual historical annual return on assets over the past 15-, 20- and 25-
year time periods, (2) historical broad market returns over long-term timeframes weighted by the plan’s strategic allocation and (3) independent estimates of future long-term asset class returns, weighted by the plan’s strategic allocation. Based on this approach, the long-term expected annual rate of return on assets is estimated at 7.50% for fiscal 2025 for the U.S. defined benefit pension plans. The weighted average long-term expected annual rate of return on assets for all defined benefit pension plans is estimated to be 7.45% for fiscal 2025.
The assumed composite rate of future increases in the per capita healthcare costs (the healthcare trend rate) is
8.23% for fiscal 2025, decreasing ratably to 4.53% by fiscal 2035.
Investment Policy. The investment strategy for managing defined benefit plan assets is to seek an optimal rate of return relative to an appropriate level of risk. We manage substantially all defined benefit plan assets on a commingled basis in a master investment trust. In making these asset allocation decisions, we take into account recent and expected returns and volatility of returns for each asset class, the expected correlation of returns among the different investments, as well as anticipated funding and cash flows. To enhance returns and mitigate risk, we diversify our investments by strategy, asset class, geography and sector and engage a large number of managers to gain broad exposure to the markets.
The following table provides the current strategic target asset allocation ranges by asset category:

	Target Asset Allocation
Equity investments	30%	—	45%
Fixed income investments	30%	—	50%
Alternative investments	10%	—	30%
Cash and cash equivalents	0%	—	10%
_____________________________________________________________________

Fair Value of Plan Assets. The following is a description of the valuation techniques and inputs used to measure fair value for major categories of investments as reflected in the table that follows such description:
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
•Private equity funds are typically limited partnership investment structures. Private equity funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Private equity funds generally have liquidity restrictions that extend for ten or more years. At January 3, 2025 and
December 29, 2023, our defined benefit plans had future unfunded commitments totaling $539 million and
$550 million, respectively, related to private equity fund investments.
•Real asset funds are typically limited partnership investment structures. Real asset funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Real asset funds generally permit redemption on a quarterly basis with 90 or fewer days-notice. At each of January 3, 2025 and December 29, 2023, our defined benefit plans had no future unfunded commitments related to real asset fund investments.
•Hedge funds, which include equity long/short, event-driven, fixed-income arbitrage and global macro strategies, are typically limited partnership investment structures. Limited partnership interests in hedge funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Hedge funds generally permit redemption on a quarterly or more frequent basis with 90 or fewer days’ notice. At each of January 3, 2025 and December 29, 2023, our defined benefit plans had no future unfunded commitments related to hedge fund investments.
•Fixed income investments, which include U.S. Government securities, investment and non-investment-
grade corporate bonds and securitized bonds, are generally valued using pricing models that use verifiable, observable market data such as interest rates, benchmark yield curves and credit spreads, bids provided by brokers or dealers or quoted prices of securities with similar characteristics. Fixed income investments are generally categorized as Level 2 assets. Fixed income funds valued at the closing price reported on the major market exchanges on which the individual fund is traded are categorized as Level 1 assets.
•Cash and cash equivalents are primarily comprised of short-term money market funds valued at cost, which approximates fair value, or valued at quoted market prices of identical instruments. Cash and cash equivalents currency  are categorized as Level 1 assets; cash equivalents, such as money market funds or short-term commingled funds, are categorized as Level 2 assets.
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

	January 3, 2025
(In millions)	Total	Level 1	Level 2	Level 3

Asset category
Equities:
Domestic equities	$1,048	$1,048	$—	$—
International equities	968	968	—	—
Real estate investment trusts	186	186	—	—
Fixed income:
Corporate bonds	1,685	—	1,642	43
Government securities	698	—	698	—
Securitized assets	79	—	79	—
Fixed income funds	132	4	128	—
Cash and cash equivalents	498	14	484	—
Other	53	—	—	53
Total	5,347	$2,220	$3,031	$96
Investments measured at NAV:
Equity funds	1,389
Fixed income funds	106
Hedge funds	219
Private equity funds	1,127
Real asset funds	323
Other	2
Total investments measured at NAV	3,166
Receivables, net	86
Total fair value of plan assets	$8,599

	December 29, 2023
(In millions)	Total	Level 1	Level 2	Level 3

Asset category
Equities:
Domestic equities	$1,294	$1,294	$—	$—
International equities	1,138	1,138	—	—
Real estate investment trusts	214	214	—	—
Fixed income:
Corporate bonds	1,457	—	1,331	126
Government securities	485	—	485	—
Securitized assets	164	—	164	—
Fixed income funds	137	4	133	—
Cash and cash equivalents	545	18	527	—
Other	61	—	—	61
Total	5,495	$2,668	$2,640	$187
Investments measured at NAV:
Equity funds	1,529
Fixed income funds	3
Hedge funds	396
Private equity funds	1,019
Real asset funds	379
Other	2
Total investments measured at NAV	3,328
Receivables, net	37
Total fair value of plan assets	$8,860
_____________________________________________________________________

Contributions. Funding requirements under IRS rules are a major consideration in making contributions to our defined benefit plans. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
The Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the
21st Century Act (“MAP-21”) and applicable Internal Revenue Code regulations mandate minimum funding thresholds. The Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015, the American
Rescue Plan Act of 2021 and the Infrastructure Investment and Jobs Act further extended the interest rate stabilization provision of MAP-21. In fiscal 2024, we made approximately $30 million of contributions to our U.S.
qualified defined benefit pension plans. As a result of prior voluntary contributions, we made no material contributions to our U.S. qualified defined benefit pension plans in fiscal 2023 or 2022. We expect to make contributions of approximately $23 million to these plans during fiscal 2025, and may consider voluntary contributions thereafter.
Estimated Future Benefit Payments. The following table provides the projected timing of payments for benefits earned to date and benefits expected to be earned for future service by current active employees under our defined benefit plans:

(In millions)	Pension	Other Benefits(1)	Total

Fiscal Years:
2025	$627	$22	$649
2026	613	21	634
2027	612	21	633
2028	608	20	628
2029	603	19	622
2030 — 2034	2,867	83	2,950
_______________
(1)Projected payments for Other Benefits reflect net payments from the Company, which include subsidies that reduce the gross payments by less than 1%.
Multi-employer Benefit Plans
Certain of our businesses participate in multi-employer defined benefit pension plans. We make cash contributions to these plans under the terms of collective-bargaining agreements that cover union employees based on a fixed rate per hour of service worked by the covered employees. The risks of participating in these multi-
employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if we choose to stop participating in some of our multi-
employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Cash contributed and expenses recorded for our multi-employer plans were not material in fiscal 2024, 2023 or 2022.
NOTE 10: SHARE-BASED COMPENSATION
At January 3, 2025, we had stock options and other share-based compensation outstanding under our 2024
Equity Incentive Plan, which was approved by our shareholders on April 19, 2024, as well as under employee equity incentive plans assumed by L3Harris (collectively, the “L3Harris SIPs”). As part of our long-term incentive compensation program, we have made awards to employees in the form of RSUs, PSUs and non-qualified stock options under the L3Harris SIPs. We have also awarded RSUs in the form of deferred units to our non-employee directors. We believe that share-based awards more closely align the interests of participants with those of shareholders.
_____________________________________________________________________

The following table summarizes the share-based compensation expense recognized in the Consolidated
Statement of Operations:

	Fiscal Year Ended
(In millions)	January 3, 2025	December 29, 2023	December 30, 2022

Share-based compensation expense	$97	$89	$109
Amounts recognized in our Consolidated Statement of Operations include:
Cost of revenue	$14	$16	$19
General and administrative expenses	83	73	90
Share-based compensation expense, before income taxes	97	89	109
Income taxes on share-based compensation expense	(20)	(19)	(27)
Share-based compensation expense, net of income taxes	$77	$70	$82
Share-Based Compensation Awards
As of January 3, 2025, a total of 21.2 million shares of common stock remained available under our L3Harris
SIPs for future issuance (excluding shares to be issued in respect of outstanding stock options, with each full-value award (e.g., RSUs and PSUs) counting as 4.6 shares against the total remaining for future issuance). During fiscal
2024, we issued an aggregate of 1.3 million shares of common stock under the terms of our L3Harris SIPs, which is net of shares withheld for tax purposes.
RSUs. RSUs granted under our L3Harris SIPs are not transferable until vested and the restrictions generally lapse upon the achievement of continued employment (or board membership) over a specified time period.
The grant-date fair value of these awards was based on the closing price of our common stock on the grant date and is amortized to compensation expense over the vesting period. At January 3, 2025, there were  582,326 RSUs outstanding which were payable in shares.
The following table summarizes the activity of RSUs during fiscal 2024:

(In thousands, except per unit amounts)	Units	Weighted-Average Grant-Date Price Per Unit

RSUs outstanding at December 29, 2023	728	$208.78
Granted	158	$211.95
Vested	(227)	$204.42
Forfeited	(77)	$210.18
RSUs outstanding at January 3, 2025	582	$210.28
As of January 3, 2025, there was $57 million of total unrecognized compensation expense related to these awards under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 1.41 years. The weighted-average grant-date price per unit was $211.95, $199.33 and $225.58 for awards granted in fiscal 2024, 2023 and 2022, respectively. The total fair value of the awards that vested in fiscal 2024, 2023 and
2022 was $46 million, $44 million and $69 million, respectively.
PSUs. At January 3, 2025, all outstanding PSUs granted under our L3Harris SIPs are subject to performance criteria, such as meeting predetermined operating income or earnings per share, return on invested capital targets and market conditions, such as total shareholder return, for a three-year performance period. These awards also generally vest after a three-year performance period. The final determination of the number of shares to be issued in respect of an award is made by our Board or a committee thereof.
The grant-date fair value of awards with market conditions was determined based on a multifactor Monte Carlo valuation model that simulates our stock price and TSR relative to other companies in the S&P 500, less a discount to reflect the delay in payments of cash dividend-equivalents that are made only upon vesting. The fair value of these awards is amortized to compensation expense over the performance period if achievement of the performance measures is considered probable.
_____________________________________________________________________

The following table summarizes the activity of PSUs during fiscal 2024:

(In thousands, except per unit amounts)	Units	Weighted-Average Grant-Date Price Per Unit

PSUs outstanding at December 29, 2023	480	$222.73
Granted	172	$230.09
Adjustment for achievement of performance measures	8	$195.07
Vested	(190)	$194.99
Forfeited	(45)	$233.38
PSUs outstanding at January 3, 2025	425	$236.42
As of January 3, 2025, there was $35 million of total unrecognized compensation expense related to these awards under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 1.52 years. The weighted-average grant-date price per unit was $230.09, $223.09 and $258.83 for awards granted in fiscal 2024, 2023 and 2022, respectively. The total fair value of the awards that vested in fiscal 2024, 2023 and
2022  was $37 million, $42 million and $41 million, respectively.
Stock Options. Exercise prices for stock options, including performance stock options, that have been granted under the L3Harris SIPs are equal to or greater than the fair market value of our common stock on the grant date, using the closing stock price of our common stock. Stock options may be exercised for a period of ten years after the date of grant, and stock options, other than performance stock options, generally become exercisable in installments, which are typically 33.3% one year from the grant date, 33.3% two years from the grant date and
33.3% three years from the grant date. In certain instances, vesting and exercisability are also subject to performance criteria.
The grant-date fair value of each stock option award was determined using the Black-Scholes-Merton option-
pricing model which used assumptions noted in the following table:

	Fiscal Year Ended
	January 3, 2025	December 29, 2023	December 30, 2022

Expected dividends	2.18%	2.17%	2.00%
Expected volatility	25.29%	28.60%	29.09%
Risk-free interest rates	3.80% - 4.64%	3.48% - 4.27%	1.63% - 4.27%
Expected term (years)	5.06	5.04	5.02
Expected volatility over the expected term of the stock options is based on implied volatility from traded stock options on our common stock and the historical volatility of our stock price. The expected term of the stock options is based on historical observations of our common stock, considering average years to exercise for all stock options exercised and average years to cancellation for all stock options canceled, as well as average years remaining for vested outstanding stock options, which is calculated based on the weighted-average of these three inputs. The risk-free interest rate for periods within the contractual life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant.
_____________________________________________________________________

The following table summarizes the stock option activity during fiscal 2024:

	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)

Stock options outstanding at December 29, 2023	3,251	$169.53
Granted	415	$213.85
Exercised	(1,026)	$129.18
Forfeited or expired	(103)	$218.61
Stock options outstanding at January 3, 2025	2,537	$191.09	5.70	$55
Stock options exercisable at January 3, 2025	1,902	$183.03	4.72	$55
The weighted-average grant-date fair value per share was $50.99, $54.63 and $53.66 for stock options granted in fiscal 2024, 2023 and 2022, respectively. The total intrinsic value of stock options at the time of exercise was
$100 million, $23 million and $56 million for stock options exercised in fiscal 2024, 2023 and 2022, respectively.
The following table summarizes the unvested stock option activity during fiscal 2024:

(In thousands, except per share amounts)	Shares	Weighted-Average Grant-Date Fair Value Per Share

Unvested stock options at December 29, 2023	582	$52.72
Granted	415	$50.99
Vested/forfeited, net	(362)	$50.59
Unvested stock options at January 3, 2025	635	$52.54
As of January 3, 2025, there was $20 million of total unrecognized compensation expense related to unvested stock options granted under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 1.80 years. The total fair value of stock options that vested in fiscal 2024, 2023 and 2022 was $14 million,
$14 million and $42 million, respectively.
NOTE 11: LEASES
Our operating and finance leases primarily consist of real estate leases for office space, warehouses, manufacturing, R&D facilities, telecommunication tower space and land and equipment leases.
Lease Costs. Components of lease costs included in our Consolidated Statement of Operations are as follows:

	Fiscal Year Ended
(In millions)	January 3, 2025	December 29, 2023	December 30, 2022

Operating lease cost	$164	$163	$151
Short-term and equipment lease cost	31	23	21
Variable lease cost	26	26	25
Other, net(1)	18	11	6
Total lease cost	$239	$223	$203
______________
(1) Consists of finance lease amortization and interest costs as well as sublease income.
See “Leases” section in Note 1: Significant Accounting Policies in these Notes for the line items in our
Consolidated Statement of Operations where our lease costs are presented.
_____________________________________________________________________

Balance Sheet Information. ROU assets and lease liabilities included in our Consolidated Balance Sheet are as follows:

(In millions)	January 3, 2025		December 29, 2023

Operating Leases
Other non-current assets	$659		$743
Assets of business held for sale	25		20
Total operating lease assets	$684		$763

Other current liabilities	$143		$120
Other long-term liabilities	601		705
Liabilities of business held for sale	56		61
Total operating lease liabilities	$800	$800	$886

Finance Leases
Property, plant and equipment	$234		$243
Accumulated amortization	(36)		(25)
Property, plant and equipment, net	198		218
Assets of business held for sale	4		—
Total finance lease assets	$202		$218

Current portion of long-term debt, net	$31		$8
Long-term debt, net	203		243
Liabilities of business held for sale	4		—
Total finance lease liabilities	$238		$251
Supplemental Lease Information: Other supplemental lease information is as follows:

	Fiscal Year Ended
(In millions, except lease term and discount rate)	January 3, 2025	December 29, 2023

Cash paid for amounts included in the measurement of lease liabilities
Net cash provided by operating activities - operating lease payments	$182	$159

Assets obtained in exchange for new lease obligations
ROU assets obtained with operating leases	$96	$144
Property, plant and equipment obtained with finance leases	4	68

Weighted average remaining lease term (in years)
Operating leases	7.59	8.30
Finance leases	16.41	17.69

Weighted average discount rate
Operating leases	3.72%	3.86%
Finance leases	4.43%	4.32%
_____________________________________________________________________

Maturities of non-cancelable operating and finance lease liabilities at January 3, 2025 were as follows:

(In millions)	Operating Leases	Finance Leases

2025	$159	$40
2026	134	18
2027	116	17
2028	110	19
2029	89	18
Thereafter	314	208
Total future lease payments required(1)	922	320
Less: imputed interest	122	82
Total	$800	$238
_______________
(1)On January 3, 2025, we had additional future payments on leases of $228 million that had not yet commenced. These leases will commence between 2025 and 2026, and have lease terms of three to 15 years.
These commitments do not contain any material rent escalations, rent holidays, contingent rent, rent concessions, leasehold improvement incentives or unusual provisions or conditions. We do not consider any individual lease material to our operations.
_____________________________________________________________________

NOTE 12: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) (“AOCI”)
The components of AOCI are summarized below:

(In millions)	Foreign currency translation	Hedging derivatives	Pension and other postretirement benefits(1)	Total AOCI

Balance at December 29, 2023	$(201)	$(65)	$68	$(198)
Other comprehensive (loss) income, before reclassifications to earnings and income taxes	(60)	(12)	431	359
Income taxes	—	—	(108)	(108)
Other comprehensive (loss) income before reclassifications to earnings, net of income taxes	(60)	(12)	323	251
(Gains) losses reclassified to earnings, before income taxes(2)	(4)	11	(46)	(39)
Income taxes	—	—	13	13
(Gains) losses reclassified to earnings, net of income taxes	(4)	11	(33)	(26)
Other comprehensive (loss) income, net of income taxes	(64)	(1)	290	225
Balance at January 3, 2025	$(265)	$(66)	$358	$27

Balance at December 30, 2022	$(237)	$(79)	$28	$(288)
Other comprehensive income, before reclassifications to earnings and income taxes	36	14	95	145
Income taxes	—	(4)	(24)	(28)
Other comprehensive income before reclassifications to earnings, net of income taxes	36	10	71	117
Losses (gains) reclassified to earnings, before income taxes(2)	—	5	(41)	(36)
Income taxes	—	(1)	10	9
Losses (gains) reclassified to earnings, net of income taxes	—	4	(31)	(27)
Other comprehensive income, net of income taxes	36	14	40	90
Balance at December 29, 2023	$(201)	$(65)	$68	$(198)

Balance at December 31, 2021	$(118)	$(89)	$61	$(146)
Other comprehensive loss, before reclassifications to earnings and income taxes	(124)	(10)	(33)	(167)
Income taxes	5	2	7	14
Other comprehensive loss before reclassifications to earnings, net of income taxes	(119)	(8)	(26)	(153)
Losses (gains) reclassified to earnings, before income taxes(2)	—	22	(9)	13
Income taxes	—	(4)	2	(2)
Losses (gains) reclassified to earnings, net of income taxes	—	18	(7)	11
Other comprehensive (loss) income, net of income taxes	(119)	10	(33)	(142)
Balance at December 30, 2022	$(237)	$(79)	$28	$(288)
_______________
(1)See Note 9: Retirement Benefits in these Notes for further information.
(2)Losses (gains) reclassified to earnings are included in the “Revenue,” “Cost of revenue,” “Interest expense, net” and “Non-service FAS pension income and other, net” line items in our Consolidated Statement of Operations.
_____________________________________________________________________

NOTE 13: ACQUISITIONS AND DIVESTITURES
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
_____________________________________________________________________

We determined the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgement related to estimates. Our preliminary fair value estimates and assumptions to measure the assets acquired and liabilities assumed were subject to change as we obtained additional information during the measurement period. We completed our accounting for the acquisition during the fiscal year ended December 29, 2023. The following table summarizes the allocation of the fair value of consideration transferred to assets acquired and liabilities assumed as of the acquisition date and the adjustments recognized during the measurement period:

(In millions)	Preliminary as of January 3, 2023	Measurement Period Adjustments, Net(1),(2)	Final as of December 29, 2023

Receivables	$28	$—	$28
Contract assets	18	11	29
Inventories, net	164	(18)	146
Other current assets	9	—	9
Property, plant and equipment	50	(1)	49
Goodwill	1,014	129	1,143
Other intangible assets	850	(95)	755
Deferred income taxes	33	2	35
Other non-current assets	18	(1)	17
Total assets acquired	$2,184	$27	$2,211

Accounts payable	$20	$—	$20
Contract liabilities	28	—	28
Compensation and benefits	2	—	2
Other current liabilities	119	17	136
Other long-term liabilities	41	10	51
Total liabilities assumed	$210	$27	$237

Net assets acquired	$1,974	$—	$1,974
_______________
(1)Fair value adjustments during the fiscal year ended December 29, 2023 primarily related to refined assumptions in the valuation of customer relationship intangible assets.
(2)Assets acquired include $11 million of Contract assets that were reclassified from Inventories, net to Contract assets to conform TDL’s accounting policies with those of L3Harris, as required under ASC 805. As such, reclassified amounts will not be recognized as revenue in future periods.
Intangible Assets. All intangible assets acquired in the TDL acquisition are subject to amortization. The fair value and weighted-average amortization period of identifiable intangible assets acquired as of the acquisition date is as follows:

	Total	Useful Lives
	(In millions)	(In Years)

Customer relationships:
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
_____________________________________________________________________

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
Acquisition-Related Costs. Acquisition-related costs have been expensed as incurred. In connection with the
TDL acquisition, we recorded transaction and integration costs of $15 million and $78 million in fiscal 2024 and
2023, respectively, which were included in the General and administrative expenses line item in our Consolidated
Statement of Operations.
Acquisition of AJRD
On July 28, 2023, we acquired AJRD, a technology-based engineering and manufacturing company that develops and produces missile solutions with technologies for strategic defense, missile defense, and hypersonic and tactical systems, as well as space propulsion and power systems for national security space and exploration missions. The acquisition provides us access to a new market. We acquired 100% percent of AJRD for a total net purchase price of $4,715 million. The acquisition was financed through the issuance and sale of the AJRD Notes and a draw down under the 2023 Credit Agreement.
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
_____________________________________________________________________

We determined the fair value of assets acquired and liabilities assumed by using available market information and various valuation methods that require judgement related to estimates. Our preliminary fair value estimates and assumptions to measure the assets acquired and liabilities assumed were subject to change as we obtained additional information during the measurement period. We completed our accounting for the acquisition during the quarter ended September 27, 2024. The following table summarizes the allocation of the fair value of consideration transferred to assets acquired and liabilities assumed as of the acquisition date and the adjustments recognized during the measurement period:

(In millions)	Preliminary as of July 28, 2023	Measurement Period Adjustments, Net(1)	Final as of September 27, 2024

Receivables	$156	$—	$156
Contract assets	338	(137)	201
Inventories, net	14	—	14
Other current assets	114	19	133
Income taxes receivable	3	2	5
Property, plant and equipment	574	10	584
Goodwill	2,348	554	2,902
Intangible assets	2,860	—	2,860
Other non-current assets	609	66	675
Total assets acquired	$7,016	$514	$7,530

Current portion of long-term debt, net	$1	$—	$1
Accounts payable	145	—	145
Contract liabilities	310	152	462
Compensation and benefits	116	1	117
Income taxes payable	6	(3)	3
Other current liabilities	278	390	668
Long-term debt, net	41	—	41
Deferred income taxes	398	(52)	346
Other long-term liabilities	1,006	26	1,032
Total liabilities assumed	$2,301	$514	$2,815

Fair value of consideration transferred	$4,715	$—	$4,715
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
Intangible Assets. All intangible assets acquired in the AJRD acquisition are subject to amortization. The fair value and weighted-average amortization period of identifiable intangible assets acquired as of the acquisition date are as follows:

	Total (in millions)	Useful Lives (in years)

Customer relationships:
Backlog	$355	3
Government programs	2,385	15 - 20
Total customer relationships	2,740
Trade names	120	15
Total identifiable intangible assets acquired	$2,860
The fair value of intangible assets is estimated using the relief from royalty method for the acquired trade names and the multi-period excess earnings method for the acquired customer relationships. Both of these level 3 fair value methods are income-based valuation approaches, which require judgment to estimate appropriate discount
_____________________________________________________________________

rates, royalty rates related to the trade names intangible assets, revenue growth attributable to the intangible assets and remaining useful lives.
Forward Loss Provision. In connection with the acquisition, we recorded a forward loss provision of $363 million which was included in “Other current liabilities” line item in our Consolidated Balance Sheet. Since the completion of the acquisition of AJRD, we have undertaken significant operational efforts to further understand the root cause of identified preexisting manufacturing and supply chain challenges resulting in delivery delays, primarily related to certain Missile Solutions programs. We have identified operational activities necessary to remedy these challenges and inefficiencies and the incremental costs required as compared to its initial estimates and actual costs incurred.
The incremental forward loss provisions relate to the increased cost estimates of labor and material to remedy the underlying preexisting technical and supply chain challenges. These cost increases impacted both cost-type and fixed-price contracts in proportions that are consistent with the ratio of the overall AJRD revenue by contract type.
The forward loss provisions will be recognized as a reduction to cost of sales as we incur actual costs associated with these estimates in satisfying the associated performance obligations. There will be no net impact on our
Consolidated Statement of Operations. We recognized $125 million and $8 million of amortization related to the forward loss provision in fiscal 2024 and 2023, respectively.
Off-market Customer Contracts. In connection with the acquisition, we identified certain customer contractual obligations as of the acquisition date with economic returns that are higher or lower than could be realized in market transactions and have recorded assets or liabilities for the acquisition date fair value of the off-market components.
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
These cost increases impacted both cost-type and fixed-price contracts in proportions that are consistent with the ratio of the overall AJRD revenue by contract type. We measured the fair value of these components as the amount by which the terms of the contract with the customer deviates from the terms that a market participant could have achieved at the acquisition date. The off-market components of these contracts will be recognized as an increase to revenue as we incur costs to satisfy the associated performance obligations. We recognized $58 million and $14 million of amortization related to off-market contract liabilities in fiscal 2024 and 2023, respectively.
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
Financial Results. See Note 14: Business Segments in these Notes for the AR segment financial results for fiscal
2024.
Acquisition-Related Costs. Acquisition-related costs have been expensed as incurred and are included in the
“General and administrative expenses” line item in our Consolidated Statement of Operations. In connection with the AJRD acquisition, we recorded transaction and integration costs of $78 million and $83 million for fiscal 2024 and 2023, respectively.
Pending Divestiture of CAS Disposal Group
During the quarter ended December 29, 2023, we entered into a definitive agreement to sell our CAS disposal group (“CAS agreement”) for a cash purchase price of $700 million, with additional contingent consideration of up to
$100 million, subject to customary purchase price adjustments and closing conditions as set forth in the agreement.
On November 20, 2024, we entered into an amendment to the CAS agreement (“CAS amendment one”) that, among other matters, accelerated the contingent consideration so that it becomes payable at closing, resulting in an upfront cash purchase price of $800 million, subject to customary purchase price adjustments and closing conditions as set forth in the agreement, and revised certain purchase price adjustment provisions to remove a cap on working capital payments due to us upon closing. CAS amendment one expired on January 4, 2025, prior to us completing the sale. Subsequent to our fiscal 2024 year end, on January 8, 2025, we entered into a second amendment to the CAS agreement (“CAS amendment two”) that includes the same terms as CAS amendment one.
The transaction is expected to close in fiscal 2025, subject to the satisfaction of closing conditions as set forth in the
CAS agreement.
The CAS disposal group, which is part of our IMS segment, provides integrated aircraft avionics, pilot training and data analytics services for the commercial aviation industry. Income or loss before income taxes attributable to
_____________________________________________________________________

L3Harris Technologies, Inc. was income of $121 million, loss of $208 million and income of $88 million for fiscal
2024, 2023 and 2022, respectively.
The carrying amounts of the assets and liabilities of the CAS disposal group classified as held for sale in our
Consolidated Balance Sheet were as follows:

(In millions)	January 3, 2025	December 29, 2023

Receivables, net	$99	$80
Contract assets	40	43
Inventories, net	153	145
Other current assets	20	33
Property, plant and equipment, net	47	41
Goodwill	533	534
Intangible assets, net	263	263
Other non-current assets	49	40
Valuation allowance	(73)	(73)
Total assets held for sale	$1,131	$1,106

Current portion of long-term debt	$1	$—
Accounts payable	85	111
Contract liabilities	47	48
Compensation and benefits	6	11
Other current liabilities	35	38
Long-term debt, net	3	—
Other long-term liabilities	58	64
Total liabilities held for sale	$235	$272
In connection with the preparation of our financial statements for fiscal 2023, we concluded that goodwill related to the CAS disposal group was impaired and we recorded a non-cash impairment charge of $296 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of
Operations. See Note 6: Goodwill and Intangible Assets in these Notes for additional information. Additionally, in fiscal 2023 we recognized a pre-tax loss of $77 million included in the “General and administrative expenses” and
“Noncontrolling interests, net of income taxes” line items in our Consolidated Statement of Operations.
During the three quarters ended September 27, 2024, we recorded an additional valuation allowance due to an increase in the carrying value of the CAS disposal group, and additional remaining estimated costs to sell which resulted in additional pre-tax losses of $44 million, inclusive of amounts attributable to noncontrolling interest.
As of January 3, 2025, the fair value less costs to sell of the CAS disposal group was $896 million, inclusive of consideration related to noncontrolling interest and accumulated other comprehensive income. As a result, in the quarter ended January 3, 2025, we recorded a $15 million reversal of the previously recognized pre-tax losses in our Consolidated Statement of Operations to reduce the cumulative pre-tax losses associated with the CAS disposal group to $106 million. The pre-tax losses and the amount attributable to noncontrolling interest, after tax, are included in the “General and administrative expenses” and “Noncontrolling interests, net of income taxes” line items, in our Consolidated Statement of Operations.
Completed Divestitures
AOT Disposal Group. On January 3, 2025, we completed the divestiture of our AOT disposal group, which produces high performance specialty metal components for defense, aerospace, and commercial products, for cash proceeds of $103 million. The operating results of the AOT disposal group were reported in our AR segment through the date of divestiture. In connection with the sale, we recognized a pre-tax gain of $19 million included in the
“General and administrative expenses” line item in our Consolidated Statement of Operations. The carrying amounts of assets and liabilities included in the AOT disposal group sale on January 3, 2025 were $112 million and $28 million, respectively.
_____________________________________________________________________

Antenna Disposal Group. On May 31, 2024, we completed the divestiture of our Antenna disposal group, which provides a variety of airborne and ground-based antennas and test equipment for cash proceeds of $170 million and a $25 million note receivable, included in the “Other non-current assets” line item in our Consolidated Balance
Sheet at January 3, 2025. The operating results of the Antenna disposal group were reported in our SAS segment through the date of divestiture.
The carrying amounts of assets and liabilities included in the Antenna disposal group sale on May 31, 2024 were
$265 million and $65 million, respectively. In connection with the sale, we recorded a non-cash charge for impairment of goodwill of $14 million and a pre-tax loss of $9 million included in the “Impairment of goodwill and other assets” and “General and administrative expenses” line items, respectively, in our Consolidated Statement of
Operations for fiscal 2024. See Note 6: Goodwill and Intangible Assets in these Notes for additional information related to goodwill allocated to the Antenna disposal group and related impairment.
Visual Information Solutions (“VIS”). During fiscal 2023, we completed the divestiture of VIS for net cash proceeds of $71 million (after selling costs and purchase price adjustments) and recognized a pre-tax gain of $26 million included in the “General and administrative expenses” line item in our Consolidated Statement of
Operations. The operating results of VIS were reported in the SAS segment through the date of divestiture.
Divestiture and Asset Sale. During fiscal 2022, we completed one business divestiture and one asset sale from our IMS segment for combined net cash proceeds of $23 million and recognized a pre-tax gain of $8 million associated with the asset sale included in the “General and administrative expenses” line item in our Consolidated
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
NOTE 14: BUSINESS SEGMENTS
We structure our operations primarily around the products, systems and services we sell and the markets we serve and report our financial results in the following four reportable segments:
SAS: including satellite space payloads, sensors and full-mission solutions; classified intelligence and cyber;
airborne combat systems; and mission networks for air traffic management operations; and
IMS: including multi-mission ISR systems; passive sensing and targeting; electronic attack platforms; autonomy;
power and communications; networks; sensors; and the CAS disposal group, which includes aviation products and pilot training operations; and
CS: including tactical communications with global communications solutions; broadband communications;
integrated vision solutions; and public safety radios, system applications and equipment; and
AR: including missile solutions with propulsion technologies for strategic defense, missile defense, and hypersonic and tactical systems; and space propulsion and power systems for national security space and exploration missions.
Chief Operating Decision Maker (“CODM”)
Our CODM is Christopher E. Kubasik, Chair and CEO. Each of our business segments are regularly reviewed by the CODM through periodic financial reporting packages to assess the segments performance, allocate resources and regularly communicate with segment management, who are part of the CODM’s executive staff.
_____________________________________________________________________

Business Segment Financial Information
The following tables present revenue, expenses and operating income by segment:

	Fiscal Year Ended January 3, 2025
(In millions)	SAS	IMS	CS	AR	Other(1)	Total

Revenue	$6,869	$6,842	$5,459	$2,347	$(192)	$21,325
Cost of Revenue	(5,430)	(5,237)	(3,490)	(1,802)	158	(15,801)
Other Segment Costs(2)	(627)	(767)	(645)	(251)	34	(2,256)
Unallocated corporate department expense						(1,350)
Operating income	$812	$838	$1,324	$294	$—	$1,918
Non-service FAS pension income and other, net						354
Interest expense, net						(675)
Income before income taxes						$1,597

	Fiscal Year Ended December 29, 2023
(In millions)	SAS	IMS	CS	AR	Other(1)	Total

Revenue	$6,856	$6,630	$5,070	$1,052	$(189)	$19,419
Cost of Revenue	(5,380)	(5,086)	(3,217)	(817)	194	(14,306)
Other Segment Costs(2)	(720)	(1,085)	(624)	(113)	(5)	(2,547)
Unallocated corporate department expense						(1,140)
Operating income	$756	$459	$1,229	$122	$—	$1,426
Non-service FAS pension income and other, net						338
Interest expense, net						(543)
Income before income taxes						$1,221

	Fiscal Year Ended December 30, 2022
(In millions)	SAS	IMS	CS	AR	Other(1)	Total

Revenue	$6,384	$6,626	$4,217	**	$(165)	$17,062
Cost of revenue	(4,810)	(4,893)	(2,598)	**	166	(12,135)
Other Segment Costs(2)	(909)	(1,239)	(952)	**	(1)	(3,101)
Unallocated corporate department expense						(699)
Operating income	$665	$494	$667	**	$—	$1,127
Non-service FAS pension income and other, net						425
Interest expense, net						(279)
Income before income taxes						$1,273
_______________
**  Our AR segment was established in the quarter ended September 29, 2023 in connection with the AJRD acquisition. As such, there is no fiscal
2022 information.
(1)  Includes corporate headquarters and intersegment eliminations
(2)  Other segment costs include Impairment of goodwill and other assets, company-funded R&D costs, selling and marketing costs, and other
G&A expenses, which includes a portion of capital expenditure and depreciation and amortization costs that are disaggregated by segment under the “Disaggregation of Revenue” heading below in this Note.
_____________________________________________________________________

Unallocated Corporate Expense. Total unallocated corporate expense includes corporate items such as a portion of management and administration, legal, environmental, compensation, retiree benefits, other corporate expenses and eliminations and the FAS/CAS operating adjustment. Total unallocated corporate expense also includes the portion of corporate costs not included in management’s evaluation of segment operating performance, such as amortization of acquisition-related intangibles; additional cost of revenue related to the fair value step-up in inventory sold; merger, acquisition, and divestiture-related expenses; asset group and business divestiture-related
(losses) gains, net and related impairment of goodwill; impairment of other assets; LHX NeXt implementation costs;
and other items.
LHX NeXt Initiative. LHX NeXt is our initiative to transform multiple functions, systems and processes to increase agility and competitiveness. The LHX NeXt effort is expected to continue for the next two years with one-time costs for workforce optimization, incremental IT expenses for implementation of new systems, third party consulting and other costs.
Disaggregation of Revenue
We disaggregate revenue for all four business segments by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Fiscal Year Ended
	January 3, 2025
(In millions)	SAS	IMS	CS	AR

Revenue By Customer Relationship
Prime contractor	$4,307	$4,341	$3,801	$602
Subcontractor(1)	2,511	2,429	1,589	1,745
Intersegment	51	72	69	—
Total segment	$6,869	$6,842	$5,459	$2,347

Revenue By Contract Type
Fixed-price(2)	$4,293	$5,378	$4,566	$1,389
Cost-reimbursable	2,525	1,392	824	958
Intersegment	51	72	69	—
Total segment	$6,869	$6,842	$5,459	$2,347

Revenue By Geographical Region
United States	$5,971	$4,926	$3,741	$2,299
International	847	1,844	1,649	48
Intersegment	51	72	69	—
Total segment	$6,869	$6,842	$5,459	$2,347
_______________
(1)Our subcontractor revenues includes products and services to contractors whose customers are the end user.
(2)Includes revenue derived from time-and-materials contracts.
_____________________________________________________________________

	Fiscal Year Ended
	December 29, 2023
(In millions)	SAS	IMS	CS	AR

Revenue By Customer Relationship
Prime contractor	$4,252	$4,196	$3,420	$250
Subcontractor(1)	2,555	2,347	1,597	802
Intersegment	49	87	53	—
Total segment	$6,856	$6,630	$5,070	$1,052

Revenue By Contract Type
Fixed-price(2)	$4,257	$5,020	$4,289	$632
Cost-reimbursable	2,550	1,523	728	420
Intersegment	49	87	53	—
Total segment	$6,856	$6,630	$5,070	$1,052

Revenue By Geographical Region
United States	$5,933	$4,816	$3,482	$1,015
International	874	1,727	1,535	37
Intersegment	49	87	53	—
Total segment	$6,856	$6,630	$5,070	$1,052
_______________
(1)Our subcontractor revenues includes products and services to contractors whose customers are the end user.
(2)Includes revenue derived from time-and-materials contracts.

	Fiscal Year Ended
	December 30, 2022
(In millions)	SAS	IMS	CS	AR

Revenue By Customer Relationship
Prime contractor	$4,005	$4,301	$2,829	**
Subcontractor(1)	2,330	2,254	1,343	**
Intersegment	49	71	45	**
Total segment	$6,384	$6,626	$4,217	$—

Revenue By Contract Type
Fixed-price(2)	$3,811	$5,060	$3,552	**
Cost-reimbursable	2,524	1,495	620	**
Intersegment	49	71	45	**
Total segment	$6,384	$6,626	$4,217	$—

Revenue By Geographical Region
United States	$5,623	$4,796	$2,735	**
International	712	1,759	1,437	**
Intersegment	49	71	45	**
Total segment	$6,384	$6,626	$4,217	$—
_______________
**Our AR segment was established in the quarter ended September 29, 2023 in connection with the AJRD acquisition. As such, there is no fiscal 2022 information.
(1)Our subcontractor revenues includes products and services to contractors whose customers are the end user.
(2)Includes revenue derived from time-and-materials contracts.
_____________________________________________________________________

	Fiscal Year Ended
(In millions)	January 3, 2025	December 29, 2023	December 30, 2022

Geographical Information for Operations
Revenue from U.S. operations	$19,614	$17,537	$15,373
Revenue from international operations	1,711	1,882	1,689
Our products are produced principally in the U.S. with international revenue derived primarily from exports. No revenue earned from any individual foreign country exceeded 5% of our total revenue in fiscal 2024, 2023 and
2022.
Revenue from U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, by all segments as a percentage of total revenue were 76%, 76% and
74% in fiscal 2024, 2023 and 2022, respectively. Revenue from services in fiscal 2024 was 30%, 37%, 16% and
33% of total revenue in our SAS, IMS, CS and AR segments, respectively.
Revenue from products and services where the end consumer is located outside the U.S., including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was $4,388 million (21% of our revenue), $4,173 million (21% of our revenue) and $3,908 million (23% of our revenue) in fiscal
2024, 2023 and 2022, respectively. Export revenue and revenue from international operations in fiscal 2024 was principally from the EMEA and APAC regions and Canada.
Other selected financial information by business segment and geographical area is summarized below:

	Fiscal Year Ended
(In millions)	January 3, 2025	December 29, 2023	December 30, 2022

Capital Expenditures
SAS	$140	$151	$133
IMS	118	149	45
CS	50	39	36
AR	49	31	**
Corporate	51	79	38
Total capital expenditures	$408	$449	$252

Depreciation and Amortization
SAS	$130	$115	$112
IMS	65	73	76
CS	56	54	47
AR	48	29	**
Corporate	990	895	703
Total depreciation and amortization	$1,289	$1,166	$938

Geographical Information for Operations
Long-lived assets of U.S. operations	$2,639	$2,678	$1,896
Long-lived assets of international operations	167	184	208
_______________
**Our AR segment was established in the quarter ended September 29, 2023 in connection with the AJRD acquisition. As such, there is no fiscal 2022 information.
In addition to depreciation and amortization expense related to property, plant and equipment, “Depreciation and Amortization” in the table above also includes $860 million, $777 million and $596 million of amortization related to intangible assets, debt premium, debt discount, debt issuance costs and other items in fiscal 2024, 2023 and 2022, respectively.
_____________________________________________________________________

Assets by Business Segment
Total assets by business segment are as follows:

(In millions)	January 3, 2025	December 29, 2023

Total Assets
SAS	$8,705	$9,085
IMS	10,749	10,631
CS	7,060	7,084
AR	4,466	4,208
Corporate(1)	11,021	10,679
Total Assets	$42,001	$41,687
_______________
(1)Identifiable intangible assets acquired in connection with business combinations were recorded as corporate assets because they benefit the entire Company. Intangible asset balances recorded as corporate assets were $7,639 million and $8,540 million at January 3, 2025 and
December 29, 2023, respectively. Corporate assets also consisted of cash, income taxes receivable, deferred income taxes, deferred compensation plan assets, buildings and equipment, real estate held for development and leasing, investments, as well as any assets of businesses held for sale.
NOTE 15: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES
From time to time, as a normal incident of the nature and kind of businesses in which we are or were engaged, various claims or charges are asserted and litigation or arbitration is commenced by or against us arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employment disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. At January 3, 2025, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. We cannot at this time estimate the reasonably possible loss or range of loss in excess of our accrual due to the inherent uncertainties and speculative nature of contested proceedings. Although it is not feasible to predict the outcome of these matters with certainty, based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at January 3, 2025 were reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
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
_____________________________________________________________________

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
Commercial Commitments
In the normal course of business, we have entered into commercial commitments primarily relating to the guarantee of future performance on certain contracts to provide products and services to customers or to obtain insurance policies with our insurance carriers.
At January 3, 2025, we had the following commercial commitments outstanding:

(In millions)	Commercial Commitment Total	Commitments expiring within 1 Year

Surety bonds used for performance	$506	$386

Standby letters of credit used for:
Advance payments	312	211
Performance	327	198
Financial	62	61
Warranty	1	1
Total standby letters of credit	702	471
Total commitments	$1,208	$857
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
_____________________________________________________________________

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
As of January 3, 2025, we were named, and continue to be named, as a potentially responsible party at 111 sites where future liabilities could exist. These sites included 13 sites owned by us, 71 sites associated with our former and current locations or operations and 27 hazardous waste treatment, storage or disposal facility sites not owned by us that contain hazardous substances allegedly attributable to us from past operations.
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was $637 million and $613 million, respectively, as of January 3, 2025 and December 29, 2023. The current portion of our estimated environmental liability is included in the “Other current liabilities” line item and the non-current portion is included in the “Other long-term liabilities” line item in our Consolidated Balance Sheet. Some of these environmental costs are eligible for future recovery in the pricing of our products and services to the U.S. Government. We consider the recovery probable based on U.S. Government contracting regulations. As of January 3, 2025 and December 29, 2023, we had an asset for the recoverable portion of these reserves of $462 million and $432 million, respectively. The current and non-current portion of the recoverable costs are included as a component of the “Other current assets” and “Other non-current assets” line items, respectively, in our Consolidated Balance Sheet.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15 under the Exchange Act, management, with the participation of our principal executive officer (CEO) and principal financial officer (CFO), carried out an evaluation of the Company’s disclosure controls and procedures as of January 3, 2025. Based on this evaluation, the CEO and CFO concluded that as of January 3, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange
Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of
1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
_____________________________________________________________________

Our management, with the participation of our CEO and CFO,  assessed the effectiveness of the Company’s internal control over financial reporting as of January 3, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal
Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that the
Company’s internal control over financial reporting was effective as of January 3, 2025.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page of this Report.
Changes in Internal Control Over Financial Reporting
Other than changes related to incorporating our controls and procedures with respect to AJRD operations, there have been no changes in our internal control over financial reporting that occurred during the quarter ended
January 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
_____________________________________________________________________

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited L3Harris Technologies, Inc.’s internal control over financial reporting as of January 3, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L3Harris
Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 3, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United
States) (PCAOB), the consolidated balance sheets of the Company as of January 3, 2025 and December 29, 2023,
the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended January 3, 2025, and the related notes and our report dated February 14, 2025 expressed an unqualified opinion thereon.
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
February 14, 2025
_____________________________________________________________________

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
limited exceptions in accordance with Rule 10b5-1.
The following table includes the material terms (other than with respect to the price) of each 10b5-1 Plan adopted or terminated by our executive officers and directors during the quarter ended January 3, 2025:

Name and title	Date of adoption of 10b5-1 Plan(1)	Scheduled expiration date of 10b5-1 Plan(2)	Aggregate number of shares of common stock to be purchased or sold(3)

Christopher E. Kubasik Chair and CEO	November 26, 2024	March 25, 2025	Up to 112,138 shares underlying options expiring in 2027
Jonathan P. Rambeau President, IMS	December 3, 2024	March 14, 2025	Up to 3,178 shares
Edward J. Zoiss President, SAS	December 6, 2024	June 6, 2025	Up to 20,579 shares including 9,012 shares of underlying options expiring in 2028
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
Information regarding our directors, executive officers and corporate governance is included in our Proxy
Statement for our 2025 Annual Meeting of Shareholders scheduled to be held on April 18, 2025 (our “2025 Proxy
Statement”), which is expected to be filed within 120 days after the end of our fiscal 2024.
Directors. The information required by this Item with respect to our directors and corporate governance is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors and
Corporate Governance in our 2025 Proxy Statement.
Identification of Executive Officers. Certain information regarding our executive officers is included in Part I of this Report under the heading “Information about our Executive Officers” in accordance with General
Instruction G(3) of Form 10-K.
Code of Ethics. All of our directors and employees, including our Chief Executive Officer, Chief Financial Officer,
Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Code of
Conduct. Our Code of Conduct is posted on our website at https://www.l3harris.com/resources/other/l3harris-code-
conduct and is also available free of charge by written request to our Director of Ethics and Compliance, L3Harris
Technologies, Inc., 1025 West NASA Boulevard, Melbourne, Florida 32919. We intend to disclose on the Code of
Conduct section of our website at https://www.l3harris.com/resources/other/l3harris-code-conduct any amendment to, or waiver from, our Code of Conduct that is required to be disclosed to shareholders, within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Code of Conduct in our 2025 Proxy Statement.
Insider Trading Policies. We have adopted an Insider Trading Policy, which governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and other covered persons and is designed
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
The information required by this Item with respect to compensation of our directors and executive officers is incorporated herein by reference to the discussions under the headings Director Compensation and Benefits,
Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables, CEO Pay Ratio and
Pay Versus Performance in our 2025 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table provides information about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans, as of January 3,
2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted- average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	3,544,971	$191.09	21,172,833
Equity compensation plans not approved by shareholders	—	—	—
Total	3,544,971	191.09	21,172,833
_______________
(1)    Consists of awards under the L3Harris SIPs.
(2)    Under the L3Harris SIPs, in addition to stock options, we have granted share-based compensation awards in the form of PSUs, RSUs and other similar types of share-based awards. As of January 3, 2025, there were awards outstanding under those plans with respect to
1,008,116 shares, consisting of awards of (i) 582,326 RSUs and (ii) 425,790 PSUs, for which all 1,008,116 were payable in shares but for which no shares were yet issued and outstanding. The 3,544,971 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 2,536,855 outstanding stock options and awards of 1,008,116 PSUs and RSUs payable in shares. Because there is no exercise price associated with awards of PSUs or RSUs, all of which are granted to employees at no cost, such awards are not included in the weighted-average exercise price calculation in column (b).
See Note 10: Share-Based Compensation in the Notes for a general description of our share-based incentive plans.
The other information required by this Item with respect to security ownership of certain of our beneficial owners and management is incorporated herein by reference to the discussions under the headings Principal
Shareholders and Shares Owned By Directors, Nominees and Executive Officers in our 2025 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the discussions under the headings
Director Independence Standards and Related Person Transactions in our 2025 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the discussion under the heading
Proposal 4: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2025 Proxy
Statement.
_____________________________________________________________________

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as a part of this Report:

Page
Financial Statements
The following consolidated financial statements of L3Harris Technologies, Inc. are included in Item 8 of this Report at the page numbers referenced below:
Consolidated Statement of Operations — Fiscal Years Ended January 3, 2025, December 29, 2023 and December 30, 2022 ....................................................................................................................................	39
Consolidated Statement of Comprehensive Income — Fiscal Years Ended January 3, 2025, December 29, 2023 and December 30, 2022 ..............................................................................................	40
Consolidated Balance Sheet — January 3, 2025 and December 29, 2023 ...................................................	41
Consolidated Statement of Cash Flows — Fiscal Years Ended January 3, 2025, December 29, 2023 and December 30, 2022 ...................................................................................................................................	42
Consolidated Statement of Equity — Fiscal Years Ended January 3, 2025, December 29, 2023 and December 30, 2022 ...........................................................................................................................................	43
Notes to Consolidated Financial Statements ......................................................................................................	44
The following report of L3Harris Technologies, Inc.’s independent registered public accounting firm with respect to the above referenced consolidated financial statements and their report on internal controls over financial reporting are included in Item 8 and Item 9A of this Report at the page numbers referenced below:

Report of Independent Registered Public Accounting Firm (PCAOB ID: 42) on the Consolidated Financial Statements ..........................................................................................................................................	36
Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting ....................................................................................................................................	90

Financial Statement Schedules
All schedules are omitted because they are not applicable, the amounts are not significant or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
Exhibits
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:
(3)(a)        Restated Certificate of Incorporation of L3Harris Technologies, Inc. (1995), as amended, incorporated herein by reference to Exhibit 4(a) to the L3Harris Technologies, Inc.’s Registration Statement on Form
S-8, Registration No. 333-279040 filed with the SEC on May 1, 2024.
(3)(b)        By-Laws of L3Harris Technologies, Inc., as amended and restated effective December 8, 2022, incorporated herein by reference to Exhibit 3.1 to the L3Harris Technologies, Inc.’s Current Report on
Form 8-K filed with the SEC on December 13, 2022. (Commission File Number 1-3863)
(4)(a)        (i) Indenture, dated as of May 1, 1996, between L3Harris Technologies, Inc. (formerly known as Harris
Corporation) and The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by L3Harris Technologies, Inc. (formerly known as Harris
Corporation) when and as authorized by L3Harris Technologies, Inc.’s (formerly known as Harris
Corporation) Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit
4 to L3Harris Technologies, Inc.’s (formerly known as Harris Corporation) Registration Statement on
Form S-3, Registration Statement No. 333-03111, filed with the SEC on May 3, 1996.
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
_____________________________________________________________________

(iii) Supplemental Indenture, dated June 2, 2015, among L3Harris Technologies, Inc. (formerly known as Harris Corporation), Exelis Inc. and The Bank of New York Mellon (as successor to Chemical Bank), to the Indenture dated as of May 1, 1996 between L3Harris Technologies, Inc. (formerly known as Harris
Corporation) and The Bank of New York (as successor to Chemical Bank), incorporated herein by reference to Exhibit 4.2 to L3Harris Technologies, Inc.’s (formerly known as Harris Corporation) Current
Report on Form 8-K filed with the SEC on June 2, 2015. (Commission File Number 1-3863)
**(4)(b)    (i) Indenture, dated as of October 1, 1990, between L3Harris Technologies, Inc. (formerly known as
Harris Corporation) and U.S. Bank National Association (as successor to National City Bank), as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by L3Harris
Technologies, Inc. (formerly known as Harris Corporation) when and as authorized by L3Harris
Technologies, Inc.’s (formerly known as Harris Corporation) Board of Directors or a Committee of the
Board, incorporated herein by reference to Exhibit 4 to L3Harris Technologies, Inc. (formerly known as
Harris Corporation) Registration Statement on Form S-3, Registration Statement No. 33-35315, filed with the SEC on June 8, 1990.
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
1-3863)
(4)(c)        (i) Indenture, dated as of September 3, 2003, between L3Harris Technologies, Inc. (formerly known as
Harris Corporation) and The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of
New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by L3Harris Technologies, Inc. (formerly known as Harris Corporation) when and as authorized by
L3Harris Technologies, Inc.’s (formerly known as Harris Corporation) Board of Directors or a Committee
of the Board, incorporated herein by reference to Exhibit 4(b) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Registration Statement on Form S-3, Registration Statement No.
333-108486, filed with the SEC on September 3, 2003
(ii) Instrument of Resignation of Trustee, Appointment and Acceptance of Successor Trustee, dated as of June 2, 2009, among L3Harris Technologies, Inc. (formerly known as Harris Corporation), The Bank of
New York Mellon (formerly known as The Bank of New York) and The Bank of New York Mellon Trust
Company, N.A., as to Indenture dated as of September 3, 2003, incorporated herein by reference to
Exhibit 4(m) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Registration
Statement on Form S-3, Registration Statement No. 333-159688, filed with the SEC on June 3, 2009
(iii) Supplemental Indenture, dated June 2, 2015, among L3Harris Technologies, Inc. (formerly known as Harris Corporation), Exelis Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York), to the Indenture dated as of September 3, 2003 between L3Harris
Technologies, Inc. (formerly known as Harris Corporation) and The Bank of New York Mellon Trust
Company, N.A. (as successor to The Bank of New York), incorporated herein by reference to Exhibit 4.3 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on June 2, 2015. (Commission File Number 1-3863)
(4)(d)        (i) Subordinated Indenture, dated as of September 3, 2003, between L3Harris Technologies, Inc.
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
_____________________________________________________________________

Registration Statement on Form S-3, Registration Statement No. 333-159688, filed with the SEC on
June 3, 2009
(4)(e)        Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), L3Harris Technologies, Inc. by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of L3Harris Technologies, Inc.
(4)(f)        Description of L3Harris Technologies, Inc.’s Securities, incorporated herein by reference to Exhibit 4(x)
to the L3Harris Technologies, Inc's Annual Report on Form 10-K filed for the fiscal year ended
December 30, 2022 (Commission File Number 1-3863)
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
*(10)(d)  L3Harris Technologies, Inc. Annual Incentive Plan (Amended and Restated Effective as of August 28,
2020), incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report
on Form 8-K filed with the SEC on September 1, 2020. (Commission File Number 1-3863)
*(10)(e)  (i) 2015 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to L3Harris
Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the
SEC on October 28, 2015. (Commission File Number 1-3863)
(ii) Non-Employee Director Share Unit Agreement Terms and Conditions (as of June 29, 2019),
incorporated herein by reference to Exhibit 10(f)(x) to L3Harris Technologies, Inc.’s Transition Report on
Form 10-KT for the fiscal year ended January 3, 2020. (Commission File Number 1-3863)
(iii) L3Harris Technologies, Inc. Restricted Unit Award Agreement Terms and Conditions (as of February
5, 2020), incorporated herein by reference to Exhibit 10.3 to L3Harris Technologies, Inc.’s Quarterly
Report on Form 10-Q for the fiscal quarter ended April 3, 2020. (Commission File Number 1-3863)
(iv) L3Harris Technologies, Inc. Performance Unit Award Agreement Terms and Conditions (as of
February 28, 2020), incorporated herein by reference to Exhibit 10.4 to L3Harris Technologies, Inc.’s
Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2020. (Commission File Number
1-3863)
(v) L3Harris Technologies, Inc. Stock Option Award Agreement Terms and Conditions (as of February 28,
2020), incorporated herein by reference to Exhibit 10.5 to L3Harris Technologies, Inc.’s Quarterly
Report on Form 10-Q for the fiscal quarter ended April 3, 2020. (Commission File Number 1-3863)
*(10)(f)    (i) L3Harris Technologies, Inc. 2015 Equity Incentive Plan (Amended and Restated Effective as of August
28, 2020), incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current
Report on Form 8-K filed with the SEC on September 1, 2020. (Commission File Number 1-3863)
(ii) L3Harris Technologies, Inc. Restricted Unit Award Agreement Terms and Conditions (as of February
23, 2023), incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Quarterly
Report on Form 10-Q for the fiscal quarter ended March 31, 2023. (Commission File Number 1-3863)
(iii) L3Harris Technologies, Inc. Performance Unit Award Agreement Terms and Conditions (as of
February 23, 2023), incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s
Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023. (Commission File Number
1-3863)
(iv) L3Harris Technologies, Inc. Stock Option Award Agreement Terms and Conditions (as of February
23, 2023), incorporated herein by reference to Exhibit 10.3 to L3Harris Technologies, Inc.’s Quarterly
Report on Form 10-Q for the fiscal quarter ended March 31, 2023. (Commission File Number 1-3863)
_____________________________________________________________________

*10(g)      (i) L3Harris Technologies, Inc. 2024 Equity Incentive Plan, incorporated herein by reference to Exhibit
4(d) to L3Harris Technologies, Inc.’s Registration Statement on Form S-8, Registration No. 333-279040,
filed with the SEC on May 1, 2024. (Commission File Number 1-3863)
(ii) L3Harris Technologies, Inc. 2024 Performance Unit Award Agreement Terms and Conditions
(Effective April 19, 2024), incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies,
Inc. Quarterly Report on Form 10-Q for the fiscal year ended December 29, 2023, filed with the SEC on
July 26, 2024. (Commission File Number 1-3863)
(iii) L3Harris Technologies, Inc. 2024 Restricted Unit Award Agreement Terms and Conditions (Effective
April 19, 2024), incorporated herein by reference to Exhibit 10.3 to L3Harris Technologies, Inc.
Quarterly Report on Form 10-Q for the fiscal year ended December 29, 2023, filed with the SEC on July
26, 2024. (Commission File Number 1-3863)
(iv) L3Harris Technologies, Inc. 2024 Stock Option Award Agreement Terms and Conditions (Effective
April 19, 2024), incorporated herein by reference to Exhibit 10.4 to L3Harris Technologies, Inc.
Quarterly Report on Form 10-Q for the fiscal year ended December 29, 2023, filed with the SEC on July
26, 2024. (Commission File Number 1-3863)
*10(h)    (i) L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2025).
                  (ii) Amendment Number One to the L3Harris Retirement Savings Plan (Amended and Restated Effective
January 1, 2025), dated February 12, 2025.
*(10)(i)  (i) L3Harris Excess Retirement Savings Plan, as amended and restated effective June 1, 2024, incorporated herein by reference to Exhibit 10.7 to L3Harris Technologies, Inc.’s Quarterly Report on
Form 10-Q for the fiscal quarter ended June 28,  2024, filed with the SEC on July 26, 2024.
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
(vi) Fifth Amendment to the L3Harris Technologies, Inc. (formerly known as Harris Corporation) Master
Rabbi Trust Agreement, dated and effective as of February 28, 2019, incorporated herein by reference to Exhibit 10 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2019. (Commission File Number 1-3863)
*10(n)      Summary of Annual Compensation of L3Harris Technologies, Inc., Non-Employee Directors  effective as of January 1, 2024, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s
Current Report on Form 8-K filed with the SEC on July 24, 2023. (Commission File Number 1-3863)
**10(o)  Revolving Credit Agreement, dated as of July 29, 2022, by and among L3Harris Technologies, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies,
Inc.’s Current Report on Form 8-K filed with the SEC on August 4, 2022. (Commission File Number
1-3863)
*10(p)      Offer Letter, dated August 12, 2022, between L3Harris Technologies, Inc. and Jon Rambeau incorporated herein by reference to Exhibit 10(b)(b) to L3Harris Technologies, Inc.’s Annual Report on
Form 10-K for fiscal year-ended December 30, 2022. (Commission File Number 1-3863)
***10(q)  364-Day Credit Agreement, dated January 26, 2024, by and among L3Harris Technologies, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s
Quarterly Report on Form 10-Q filed with the SEC on April 26, 2024 (Commission File Number 1-3863)
***10(r)  Form of Commercial Paper Dealer Agreement, dated March 14, 2023, between L3Harris Technologies,
Inc. and the Dealer party thereto, incorporated herein by reference to Exhibit 10.2 to L3Harris
Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 16, 2023 (Commission File
Number 1-3863)
*10(s)      Offer Letter, dated November 30, 2023, between L3Harris Technologies, Inc. and Kenneth L.
Bedingfield, incorporated herein by reference to Exhibit 10(z) to L3Harris Technologies, Inc.’s Annual
Report of Form 10-K for the fiscal year ended December 29, 2023. (Commission File Number 1-3863)
*10(t)      Offer Letter, November 4, 2022, between L3Harris Technologies, Inc. and Samir B. Mehta, incorporated herein by reference to Exhibit 10(a)(a)(i) to L3Harris Technologies, Inc.’s Annual Report on Form 10-K
for the fiscal year ended December 29, 2023. (Commission File Number 1-3863)
*10(u)      Letter Agreement, dated February 23, 2024, between L3Harris Technologies, Inc. and Christopher E.
Kubasik, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current
Report on Form 8-K filed with the SEC on February 23, 2024. (Commission File Number 1-3863)
(19)          Insider Trading Policy.
(21)          Subsidiaries of the Registrant.
(23)          Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
_____________________________________________________________________

(24)          Power of Attorney.
(31.1)      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32)          Section 1350 Certifications.
(97)          Incentive-Based Compensation Recovery Policy, incorporated herein by reference to Exhibit 97 to
L3Harris Technologies, Inc’s Annual Report on Form 10-K for the fiscal year ended December 29, 2023.
(Commission File Number 1-3863).
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

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: February 14, 2025	By:	/s/ Christopher E. Kubasik
Christopher E. Kubasik
Chair and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER E. KUBASIK	Chair and Chief Executive Officer (Principal Executive Officer)	February 14, 2025
Christopher E. Kubasik

/s/ KENNETH L. BEDINGFIELD	Senior Vice President, Chief Financial Officer and President, Aerojet Rocketdyne (Principal Financial Officer)	February 14, 2025
Kenneth L. Bedingfield

/s/ JOHN P. CANTILLON	Vice President, Principal Accounting Officer (Principal Accounting Officer)	February 14, 2025
John P. Cantillon

*	Director	February 14, 2025
Sallie B. Bailey

*	Director	February 14, 2025
Thomas A. Dattilo

*	Director	February 14, 2025
Roger B. Fradin

*	Director	February 14, 2025
Joanna L. Geraghty

*	Director	February 14, 2025
Kirk S. Hachigian

*	Director	February 14, 2025
Harry B. Harris, Jr.

*	Director	February 14, 2025
Lewis Hay III

*	Director	February 14, 2025
Rita S. Lane

*	Director	February 14, 2025
Robert B. Millard

*	Director	February 14, 2025
David S. Regnery

*	Director	February 14, 2025
Edward A. Rice, Jr.

*	Director	February 14, 2025
William H. Swanson

*	Director	February 14, 2025
Christina L. Zamarro
* By Christoph T. Feddersen pursuant to a Power of Attorney executed by the Directors listed above, which has been filed with this Annual Report on Form 10-K.
Date: February 14, 2025By:  /s/ Christoph T. Feddersen
                                                                                                                                  Christoph T. Feddersen, Attorney-in-Fact