Form 10-Q
period 2025-03-28
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2025-04-24
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of April 18, 2025 was 186,945,636.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For First Quarter 2025
This Quarterly Report on Form 10-Q (this “Report”) contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

_____________________________________________________________________

Cautionary Statement Regarding Forward-Looking Statements
This Report contains forward-looking statements within the meaning of federal securities laws that involve risks, uncertainties and assumptions that could cause our results to differ materially from such forward-looking statements. Examples include, but are not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook, including expectations regarding trade policies; future political or budget conditions; the outcome of contingencies or litigation; the potential level of share repurchases, dividends or pension contributions; capital expenditures and capital structure; other financial items; and assumptions underlying any of the foregoing. Terminology, such as “believes,” “expects,” “may,” “could,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions may also identify forward-looking statements. You should not place undue reliance on forward-looking statements, which reflect our management’s current expectations, estimates, projections and assumptions and information currently available to our management as of the date of filing of this Report and are not guarantees of future performance or actual results. Important risks that could cause our results to differ materially from those expressed in or implied by these forward-looking statements or from our historical results include, but are not limited to, risks arising from: our dependence on competitive markets from U.S. Government customers; changes in contract mix; inflation; unilateral contract action by the U.S. Government; uncertain economic conditions; future geo-political events; supply chain disruptions; impact of LHX NeXt costs and savings; indebtedness; defined benefit plan liability and returns; interest rates; changes in trade policy, including tariffs; and other market factors. These important risks and other disclosures are described more fully in Part I. Item 1A. Risk Factors in our Fiscal 2024 Form 10-K and in Part II. Item 1A. Risk Factors of this Report. Forward-looking statements are made in reliance on the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are qualified by the cautionary statements in this section, and we have no duty and disclaim any intention or obligation, other than imposed by law, to update or revise any forward-looking statements, whether as a result of new information, future events or developments or otherwise, after the date of filing of this Report or, in the case of any document incorporated by reference, the date of that document.

_____________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	First Quarter
(In millions, except per share amounts)	2025	2024

Revenue	$5,132	$5,211
Cost of revenue	(3,782)	(3,863)
General and administrative expenses	(825)	(970)
Operating income	525	378
Non-service FAS pension income and other, net(1)	84	88
Interest expense, net	(150)	(176)
Income before income taxes	459	290
Income taxes	(73)	(5)
Net income	386	285
Noncontrolling interests, net of income taxes	—	(2)
Net income attributable to L3Harris Technologies, Inc.	$386	$283

Net income per common share attributable to L3Harris Technologies, Inc. common shareholders
Basic	$2.05	$1.49
Diluted	$2.04	$1.48

Basic weighted-average common shares outstanding	188.5	189.8
Diluted weighted-average common shares outstanding	189.1	190.8
_______________
(1)“FAS” is defined as Financial Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	First Quarter
(In millions)	2025	2024

Net income	$386	$285
Other comprehensive loss, net of income taxes:
Foreign currency translation and other, net	19	(29)
Pension and other postretirement benefits	(43)	—
Other comprehensive loss recognized during the period	(24)	(29)
Reclassification adjustments for gains included in net income	(17)	(7)
Other comprehensive loss	(41)	(36)
Total comprehensive income	345	249
Comprehensive income attributable to noncontrolling interest	—	(2)
Total comprehensive income attributable to L3Harris Technologies, Inc.	$345	$247
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except shares)	March 28, 2025	January 3, 2025

Assets
Current assets
Cash and cash equivalents	$517	$615
Receivables, net of allowances for collection losses of $23 and $21, respectively	1,501	1,072
Contract assets	3,643	3,230
Inventories, net	1,252	1,330
Income taxes receivable	205	379
Other current assets	478	461
Assets of business held for sale	—	1,131
Total current assets	7,596	8,218
Non-current assets
Property, plant and equipment, net	2,755	2,806
Goodwill	20,337	20,325
Intangible assets, net	7,448	7,639
Deferred income taxes	128	120
Other non-current assets	2,984	2,893
Total assets	$41,248	$42,001

Liabilities and equity
Current liabilities
Short-term debt	$535	$515
Current portion of long-term debt, net	740	640
Accounts payable	2,047	2,005
Contract liabilities	2,124	2,142
Compensation and benefits	314	419
Other current liabilities	1,689	1,677
Liabilities of business held for sale	—	235
Total current liabilities	7,449	7,633
Non-current liabilities
Long-term debt, net	10,977	11,081
Deferred income taxes	842	942
Other long-term liabilities	2,850	2,766
Total liabilities	22,118	22,422
Equity
Shareholders’ Equity:
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 187,593,750 and 189,794,911 shares at March 28, 2025 and January 3, 2025, respectively	188	190
Paid-in capital	15,170	15,558
Retained earnings	3,787	3,739
Accumulated other comprehensive (loss) income	(14)	27
Total shareholders’ equity	19,131	19,514
Noncontrolling interests	(1)	65
Total equity	19,130	19,579
Total liabilities and equity	$41,248	$42,001
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	First Quarter
(In millions)	2025	2024

Operating Activities
Net income	$386	$285
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	301	320
Share-based compensation	19	26
Net periodic benefit income	(84)	(72)
Share-based matching contributions under defined contribution plans	68	70
Deferred income taxes	(89)	(111)
(Increase) decrease in:
Receivables, net	(447)	7
Contract assets	(420)	(340)
Inventories, net	92	(21)
Other current assets	(19)	10
Increase (decrease) in:
Accounts payable	52	9
Contract liabilities	(16)	(152)
Compensation and benefits	(105)	(170)
Other current liabilities	11	(18)
Income taxes	273	103
Other operating activities	(64)	(50)
Net cash used in operating activities	(42)	(104)
Investing Activities
Capital expenditures	(59)	(115)
Proceeds from sales of businesses, net of cash divested	831	—
Other investing activities	(28)	(1)
Net cash provided by (used in) investing activities	744	(116)
Financing Activities
Proceeds from issuances of long-term debt, net	—	2,237
Repayments of long-term debt	(5)	(2,250)
Change in commercial paper, maturities under 90 days, net	20	326
Proceeds from commercial paper, maturities over 90 days	—	480
Repayments of commercial paper, maturities over 90 days	—	(205)
Repurchases of common stock	(569)	(233)
Dividends paid	(228)	(224)
Other financing activities	(23)	13
Net cash (used in) provided by financing activities	(805)	144
Effect of exchange rate changes on cash and cash equivalents	5	(7)
Net decrease in cash and cash equivalents	(98)	(83)
Cash and cash equivalents, beginning of period	615	560
Cash and cash equivalents, end of period	$517	$477
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	First Quarter
(In millions, except per share amounts)	2025	2024

Common Stock
Beginning balance	$190	$190
Repurchases and retirement of common stock	(2)	(1)
Ending balance	188	189
Paid-in Capital
Beginning balance	15,558	15,553
Shares issued under stock incentive plans	3	35
Shares issued under defined contribution plans	68	70
Share-based compensation expense	19	26
Tax withholding payments on share-based awards	(16)	(20)
Repurchases and retirement of common stock	(457)	(192)
Other	(5)	—
Ending balance	15,170	15,472
Retained Earnings
Beginning balance	3,739	3,220
Net income attributable to L3Harris Technologies, Inc.	386	283
Repurchases and retirement of common stock	(110)	(40)
Cash dividends	(228)	(224)
Ending balance	3,787	3,239
Accumulated Other Comprehensive Income (Loss)
Beginning balance	27	(198)
Other comprehensive loss, net of income taxes	(41)	(36)
Ending balance	(14)	(234)
Noncontrolling Interests
Beginning balance	65	64
Net income attributable to noncontrolling interests	—	2
Noncontrolling interest derecognized with divestiture	(63)	—
Other	(3)	(2)
Ending balance	(1)	64
Total Equity	$19,130	$18,730
Cash dividends per share	$1.20	$1.16

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
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, such interim financial statements do not include all information and footnotes necessary for a complete presentation of financial condition, results of operations, cash flows and equity in conformity with GAAP for annual financial statements and are not necessarily indicative of the results that may be expected for the full fiscal year or any subsequent period.
In the opinion of management, these interim financial statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, cash flows and equity for the periods presented therein. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 3, 2025 (our “Fiscal 2024 Form 10-K”).
Our fiscal year is based on a 52- or 53-week period ending on the Friday nearest December 31. The fiscal quarters ended March 28, 2025 (“first quarter 2025”) and March 29, 2024 (“first quarter 2024”) include 12 and 13 weeks, respectively.
Description of Business Segments
We structure our operations primarily around the products, systems and services we sell and the markets we serve, and report our financial results in the following four reportable segments:
Communication Systems (“CS”): Tactical communications with global communications solutions; broadband communications; integrated vision solutions; and public safety radios, system applications and equipment; and
Integrated Mission Systems ("IMS"): Multi-mission intelligence, surveillance and reconnaissance (“ISR”) systems; passive sensing and targeting; electronic attack platforms; autonomy; power and communications; networks; sensors; and Commercial Aviation Solutions (“CAS disposal group”), which includes aviation products and pilot training operations and was divested on March 28, 2025, see Note N: Divestiture; and
Space & Airborne Systems (“SAS”): Satellites and space payloads, sensors and full-mission solutions; classified intelligence and cyber; airborne combat systems; and mission networks for air traffic management operations; and
Aerojet Rocketdyne (“AR”): Missile solutions with propulsion technologies for strategic defense, missile defense, hypersonic and tactical systems and fuzing; and space propulsion and power systems for national security space and exploration missions.
Business realignment. Effective in first quarter 2025, to better align our businesses, we transferred our fuzing and ordnance (“FOS”) business from our IMS segment to our AR segment and adjusted our reporting accordingly.
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
See Note E: Goodwill and Intangible Assets and Note O: Business Segment Information in these Notes for further information.
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

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Reclassifications
The classifications of certain prior year amounts have been adjusted in our Condensed Consolidated Financial Statements and these Notes to conform to current year classifications.
Recently Issued Accounting Pronouncements
See Note 1: Significant Accounting Policies in our Fiscal 2024 Form 10-K for information on recently issued accounting pronouncements.
NOTE B: EARNINGS PER SHARE (“EPS”)
EPS is calculated as net income attributable to L3Harris common shareholders divided by our weighted-average number of basic or diluted common shares outstanding. Potential dilutive common shares primarily consist of employee stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”).
The weighted-average number of shares outstanding used to compute basic and diluted EPS are as follows:

	First Quarter
(In millions)	2025	2024

Basic weighted-average common shares outstanding	188.5	189.8
Impact of dilutive share-based awards	0.6	1.0
Diluted weighted-average common shares outstanding	189.1	190.8
Diluted EPS excludes the antidilutive impact of 1.0 million and 0.8 million weighted-average share-based awards outstanding in first quarter 2025 and 2024, respectively.
NOTE C: CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets mainly represent unbilled amounts typically resulting from revenue recognized exceeding amounts billed to customers for contracts utilizing the percentage of completion (“POC”) cost-to-cost revenue recognition method. Contract assets become receivables as we bill customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries and, in certain arrangements, the customer may defer payment of a portion of the contract price until contract completion. Contract liabilities include advance payments and billings in excess of revenue recognized, including deferred revenue. Contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period.
Contract assets and contract liabilities are summarized below:

(In millions)	March 28, 2025	January 3, 2025

Contract assets	$3,643	$3,230
Contract liabilities, current	(2,124)	(2,142)
Contract liabilities, non-current(1)	(105)	(91)
Net contract assets	$1,414	$997
_______________
(1)Included as a component of the “Other long-term liabilities” line item in our Condensed Consolidated Balance Sheet.
In first quarter 2025 and 2024, we recognized $698 million and $695 million, respectively, of revenue related to contract liabilities that were outstanding at the end of the respective prior fiscal year.
NOTE D: INVENTORIES, NET
Inventories, net are summarized below:

(In millions)	March 28, 2025	January 3, 2025

Finished products	$198	$211
Work in process	349	332
Materials and supplies	705	787
Inventories, net	$1,252	$1,330

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE E: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill, by business segment, were as follows:

(In millions)	CS	IMS(1)	SAS	AR(1)	Total

Balance as of January 3, 2025	$4,938	$6,422	$5,999	$2,966	$20,325
Currency translation adjustments		3	9	—	12
Balance as of March 28, 2025	$4,938	$6,425	$6,008	$2,966	$20,337
_______________
(1)Balances reflect impact of FOS business realignment, as discussed under the “Reallocation of Goodwill in Business Realignment” heading below in this Note.

As of both March 28, 2025 and January 3, 2025, accumulated goodwill impairment losses were $355 million, $80 million and $172 million in our CS, SAS and AR segments, respectively. As of March 28, 2025 and January 3, 2025, accumulated goodwill impairment losses were $954 million and $195 million, respectively, in our IMS segment. In connection with the CAS disposal group divestiture, IMS derecognized $759 million of accumulated goodwill impairment losses. See Note N: Divestiture in these Notes for further information.
Reallocation of Goodwill in Business Realignment. Effective in first quarter 2025, to better align our businesses, we transferred our FOS business from our IMS segment (within the Targeting & Sensor Systems (“TSS”) and Defense Electronics (“DE”) reporting unit) to our AR segment (also a reporting unit) and adjusted our reporting accordingly. In connection with the realignment, goodwill of $114 million, net of accumulated impairment losses of $172 million, was allocated to FOS on a relative fair value basis. Given the economic similarities of FOS and the businesses of our AR reporting unit, all FOS goodwill was absorbed into the existing AR reporting unit. Immediately before and after the realignment, we performed qualitative impairment assessments under our former and new reporting unit structure. These assessments indicated no impairment existed either before or after the realignment.
Intangible Assets
Intangible assets, net are summarized below:

	March 28, 2025			January 3, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships	$8,822	$(3,646)	$5,176	$8,817	$(3,470)	$5,347
Developed technologies	850	(499)	351	849	(482)	367
Trade names	185	(67)	118	185	(64)	121
Other, including contract backlog	3	(3)	—	3	(2)	1
Total finite-lived intangible assets	9,860	(4,215)	5,645	9,854	(4,018)	5,836
Trade name — indefinite-lived	1,803	—	1,803	1,803	—	1,803
Total intangible assets, net	$11,663	$(4,215)	$7,448	$11,657	$(4,018)	$7,639
Amortization expense for intangible assets was $194 million and $217 million for first quarter 2025 and 2024, respectively.
The following table presents future estimated amortization expense for intangible assets:

(In millions)

Next 12 months	$760
Months 13-24	626
Months 25-36	556
Months 37-48	463
Months 49-60	429
Thereafter	2,811
Total	$5,645

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE F: INCOME TAXES
Our effective tax rate (“ETR”) was 15.9% and 1.7% for first quarter 2025 and 2024, respectively. First quarter 2025 ETR was unfavorably impacted by the CAS disposal group divestiture, while first quarter 2024 ETR benefited from resolution of specific audit uncertainties and the favorable impact of excess tax benefits from equity-based compensation. The ETR for both periods benefited from favorable impacts of research and development (“R&D”) credits and tax deductions for foreign derived intangible income (“FDII”).
NOTE G: DEBT AND CREDIT ARRANGEMENTS
Long-Term Debt
Long-term debt, net is summarized below:

(In millions)	March 28, 2025	January 3, 2025

Total fixed-rate debt(1)	$11,476	$11,476
Financing lease obligations and other debt	283	288
Long-term debt, including the current portion of long-term debt	11,759	11,764
Plus: unamortized bond premium	35	38
Less: unamortized discounts and issuance costs	(77)	(81)
Long-term debt, including the current portion of long-term debt, net	11,717	11,721
Less: current portion of long-term debt, net(2)	(740)	(640)
Total long-term debt, net	$10,977	$11,081
_______________
(1)See Note 8: Debt and Credit Arrangements in our Fiscal 2024 Form 10-K for information on fixed-rate debt.
(2)As of March 28, 2025, includes the $600 million 3.832% notes, due April 27, 2025 (“3.832% 2025 Notes”) and the $100 million 7.00% debentures, due January 15, 2026. As of January 3, 2025, includes the 3.832% 2025 Notes.

Fair Value. As of March 28, 2025 and January 3, 2025, the estimated fair value of long-term debt, including the current portion of long-term debt, net was $11,590 million and $11,467 million, respectively. These values were estimated using a market approach based on quoted market prices for our debt in the secondary market and would be classified as Level 2 in the fair value hierarchy. See Note K: Fair Value Measurements in these Notes for further information on fair value.
Commercial Paper Program
Under our commercial paper program (“CP Program”), we may issue unsecured commercial paper notes up to a maximum aggregate amount of $3.0 billion. The CP Program is supported by amounts available under our credit agreements, discussed below.
The commercial paper notes are sold at par less a discount representing an interest factor or, if interest bearing, at par, and the maturities vary but may not exceed 397 days from the date of issue. The commercial paper notes rank at least pari passu with all other unsecured and unsubordinated indebtedness.
As of March 28, 2025 and January 3, 2025, we had $535 million and $515 million in outstanding notes under our CP Program, respectively, which is included in the “Short-term debt” line item in our Condensed Consolidated Balance Sheet. The outstanding notes under our CP Program had a weighted-average interest rate of 4.64% and 4.70% as of March 28, 2025 and January 3, 2025, respectively.
Credit Agreements
Five-Year Credit Facility. On February 18, 2025, we established a new $2.5 billion, five-year senior unsecured revolving credit facility (the “2025 Five-Year Credit Facility”) by entering into a Revolving Credit Agreement (“2025 Five-Year Credit Agreement”) maturing on February 18, 2030 with a syndicate of lenders. The 2025 Five-Year Credit Facility replaces the prior $2.0 billion, five-year senior unsecured revolving credit facility established under the Revolving Credit Agreement, dated July 29, 2022 (“2022 Credit Agreement”), and provides for revolving loans, swingline loans and letters of credit, with a sub-limit of $200 million for swingline loans and a sub-limit of $350 million for letters of credit, with the option to request an increase of the maximum amount of commitments up to $3.5 billion.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
At our election, borrowings in U.S. Dollars under the 2025 Five-Year Credit Agreement will bear interest at the sum of the secured overnight funding rate (“SOFR”) or the Base Rate (as defined in the 2025 Five-Year Credit Agreement), plus an applicable margin that varies based on the ratings of our senior unsecured long-term debt securities (“Senior Debt Ratings”). In addition to interest payable on the principal amount of indebtedness outstanding, we are required to pay a quarterly unused commitment fee and letter of credit fees based on our Senior Debt Ratings.
364-Day Credit Facility. On February 18, 2025, we established a new $500 million 364-day senior unsecured revolving credit facility (“2025 364-Day Credit Facility”) by entering into a 364-day Credit Agreement (“2025 364-Day Credit Agreement”) maturing no later than February 17, 2026 with a syndicate of lenders. The 2025 364-Day Credit Agreement replaces the prior $1.5 billion 364-day credit agreement (“2024 Credit Agreement”), which matured on January 24, 2025.
At our election, borrowings in U.S. Dollars under the 2025 364-Day Credit Agreement, will bear interest at the sum of the applicable SOFR or the Base Rate (as defined in the 2025 364-Day Credit Agreement), plus an applicable margin that varies based on our Senior Debt Ratings. In addition to interest payable on the principal amount of indebtedness outstanding, we are required to pay a quarterly unused commitment fee that varies based on our Senior Debt Ratings.
Both the 2025 Five-Year Credit Agreement and the 2025 364-Day Credit Agreement contain customary representations, warranties, covenants and events of default for investment grade borrowers and financings of this type.
As of March 28, 2025, we had no outstanding borrowings under either the 2025 Five-Year Credit Agreement or the 2025 364-Day Credit Agreement, had available borrowing capacity of $2,465 million, net of outstanding borrowings under our CP Program and were in compliance with all covenants under both aforementioned credit agreements.
NOTE H: RETIREMENT BENEFITS
The components of net periodic benefit income for our defined benefit pension plans and other postretirement benefit plans (“other benefits”) (collectively, “defined benefit plans”) were as follows:

	First Quarter
	2025		2024
(In millions)	Pension	Other Benefits	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost(1)	$6	$—	$8	$—
Non-operating
Interest cost	88	3	99	3
Expected return on plan assets	(151)	(5)	(165)	(5)
Amortization of net actuarial gains	(1)	(3)	(1)	(4)
Amortization of prior service credits	(7)	—	(7)	—
Effect of settlements(2)	(14)	—	—	—
Non-service cost net periodic benefit income(3)	(85)	(5)	(74)	(6)
Net periodic benefit income	$(79)	$(5)	$(66)	$(6)
______________
(1)Included in the “Cost of revenue” and “General and administrative expenses” line items in our Condensed Consolidated Statement of Operations.
(2)See discussion under “Pension Group Annuity Purchase” below in this Note.
(3)Included in the “Non-service FAS pension income and other, net” line item in our Condensed Consolidated Statement of Operations.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pension Group Annuity Purchase
On March 14, 2025, we executed nonparticipating single premium group annuity contracts to transfer $1.2 billion of our Consolidated Pension Plan (“CPP”) benefit obligation, covering approximately 22,000 U.S. retirees and beneficiaries, to an insurance provider. The contracts were funded with $1.2 billion of existing CPP plan assets and did not require any additional cash contributions. This transaction had no impact on the amount, timing or form of the monthly retirement benefit payments to the affected retirees and beneficiaries. As a result of the transaction, we recognized a pre-tax settlement gain of $14 million in first quarter 2025, which is included in the “Non-service FAS pension income and other, net” line item in our Condensed Consolidated Statement of Operations.
In connection with the annuity purchases, we performed a remeasurement of the CPP plan benefit obligation and plan assets as of February 28, 2025, the end of the month closest to the annuity purchase date. As a result, we recorded a net actuarial loss of $54 million, reflecting a loss of $148 million associated with the decrease in discount rate from 5.49% at January 3, 2025 to 5.22% at February 28, 2025, partially offset by a gain of $94 million from actual return on plan assets more favorable than expected. The net actuarial loss, net of income taxes, is included in the “Accumulated other comprehensive (loss) income” line item in our Condensed Consolidated Balance Sheet as of March 28, 2025.
NOTE I: SHARE-BASED COMPENSATION
As of March 28, 2025, we had stock options and other share-based compensation awards outstanding under our 2024 Equity Incentive Plan and predecessor plans (collectively, the “L3Harris SIPs”).
Awards granted to participants under the L3Harris SIPs and the weighted-average grant-date fair value per share or unit were as follows:

	First Quarter
	2025		2024
(In thousands, except per share/unit amounts)	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit

Stock option shares granted(1)	388	$49.20	405	$50.97
RSUs granted(2)	118	$206.88	120	$213.15
PSUs granted(3)	185	$217.67	172	$230.09
_______________
(1)Other than certain stock options granted in connection with new hires, our stock options generally ratably vest in equal amounts over a three-year period.
(2)Other than certain RSUs granted in connection with new hires, our RSUs generally cliff vest after three years.
(3)Our PSUs are subject to performance criteria and generally vest after the three-year performance period.
The aggregate number of shares of our common stock issued under the L3Harris SIPs, net of shares withheld for tax purposes, was 0.2 million and 0.5 million for first quarter 2025 and 2024, respectively.
Share-based compensation expense was $19 million and $26 million for first quarter 2025 and 2024, respectively.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE J: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss), net of income taxes, are summarized below:

(In millions)	Foreign currency translation and other, net(1)	Pension and other postretirement benefits(2)	Total accumulated other comprehensive income (loss)

Balance at January 3, 2025	$(331)	$358	$27
Other comprehensive income (loss) before reclassifications to earnings	19	(43)	(24)
Losses (gains) reclassified to earnings(3)	11	(28)	(17)
Other comprehensive income (loss)	30	(71)	(41)
Balance at March 28, 2025	$(301)	$287	$(14)

Balance at December 29, 2023	$(266)	$68	$(198)
Other comprehensive loss before reclassifications to earnings	(29)	—	(29)
Losses (gains) reclassified to earnings(3)	2	(9)	(7)
Other comprehensive loss	(27)	(9)	(36)
Balance at March 29, 2024	$(293)	$59	$(234)
_______________
(1)Other, net consists of hedging derivatives.
(2)See Note H: Retirement Benefits in these Notes for further information.
(3)Included in the “Revenue,” “Cost of revenue,” “General and administrative expenses,” “Interest expense, net” and “Non-service FAS pension income and other, net” line items in our Condensed Consolidated Statement of Operations.
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

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes our deferred compensation plan assets and liabilities measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheet:

	March 28, 2025		January 3, 2025
(In millions)	Total	Level 1	Total	Level 1

Assets
Deferred compensation plan assets:(1)
Equity and fixed income securities	$211	$211	$219	$219
Investments measured at NAV:
Corporate-owned life insurance	40		41
Total fair value of deferred compensation plan assets	$251		$260

Liabilities
Deferred compensation plan liabilities:(2)
Equity securities	$9	$9	$10	$10
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	332		357
Total fair value of deferred compensation plan liabilities	$341		$367
_______________
(1)Represents diversified assets held in rabbi trusts primarily associated with certain non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Condensed Consolidated Balance Sheet.
(2)Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other long-term liabilities” line items in our Condensed Consolidated Balance Sheet. Under the plans, participants designate investment options (including stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.
NOTE L: CHANGES IN ESTIMATES
Many of our contracts utilize the POC cost-to-cost method of revenue recognition. A single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with those expectations. Due to the long-term nature of many of these contracts, developing the estimated total cost at completion and total transaction price often requires judgment. After establishing the estimated total cost at completion, we follow a standard estimate at completion (“EAC”) process in which we review the progress and performance on our ongoing contracts. As the contracts progress, we may successfully retire risks or complexities and may add additional risks, and we adjust our estimated total cost at completion accordingly. For additional discussion of our revenue recognition policies and our EAC process, see “Critical Accounting Estimates” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2024 Form 10-K.
Net EAC adjustments had the following impact to earnings:

	First Quarter
(In millions, except per share amounts)	2025	2024

Net EAC adjustments, before income taxes	$(21)	$19
Net EAC adjustments, net of income taxes	(16)	15
Net EAC adjustments, net of income taxes, per diluted share	(0.08)	0.08

Revenue recognized from performance obligations satisfied (or partially satisfied) in prior periods was $37 million and $53 million for first quarter 2025 and 2024, respectively.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE M: BACKLOG
Backlog, which is the equivalent of our remaining performance obligations, represents the future revenue we expect to recognize as we perform on our current contracts. Backlog comprises both funded backlog (i.e., firm orders for which funding is authorized and appropriated) and unfunded backlog (i.e., orders for which funds have not been appropriated and/or incrementally funded). Backlog excludes unexercised contract options and potential orders under ordering-type contracts, such as indefinite-delivery, indefinite-quantity contracts.
As of March 28, 2025, our ending backlog was $33.2 billion. We expect to recognize approximately 50% of the revenue associated with this backlog over the next twelve months and an additional 25% over the following twelve months, with the remainder to be recognized thereafter.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE N: DIVESTITURE
CAS Disposal Group Divestiture
On March 28, 2025, we completed the sale of our CAS disposal group, for cash proceeds, net of cash divested, of $831 million. The CAS disposal group, which provided integrated aircraft avionics, pilot training and data analytics services for the commercial aviation industry, was reported in our IMS segment through the date of sale. Income before income taxes attributable to L3Harris was $21 million and $26 million for first quarter 2025 and 2024, respectively.
The carrying amounts of assets and liabilities included in the CAS disposal group divestiture were as follows:

(In millions)	March 28, 2025

Receivables, net	$117
Contract assets	47
Inventories, net	139
Other current assets	22
Property, plant and equipment, net	46
Goodwill(1)	535
Intangible assets, net	263
Other non-current assets	60
Total assets	$1,229

Current portion of long-term debt	$1
Accounts payable	95
Contract liabilities	49
Compensation and benefits	6
Other current liabilities	40
Long-term debt, net	2
Other long-term liabilities	59
Total liabilities	$252

Net assets divested	$977
_______________
(1)Includes $759 million of accumulated goodwill impairment losses reported in our IMS segment through the date of sale. See Note E: Goodwill and Intangible Assets in these Notes for further information.
In connection with the divestiture, we derecognized non-controlling interest and accumulated other comprehensive income of $63 million and $6 million, respectively, and recognized a pre-tax loss, inclusive of amounts attributable to noncontrolling interest, of $17 million in first quarter 2025. The pre-tax loss is incremental to the previously recorded CAS disposal group losses recognized in fiscal 2024 and 2023. The final cumulative loss on sale remains subject to certain purchase price adjustments, including final working capital settlement, as set forth in the agreement, and will be finalized in fiscal 2025. The pre-tax loss is included in the “General and administrative expenses” line items in our Condensed Consolidated Statement of Operations.
For additional information on the CAS disposal group, including the cumulative pre-tax losses recognized and carrying amounts of assets and liabilities classified as held for sale as of January 3, 2025, see Note 13: Acquisitions and Divestitures in our Fiscal 2024 Form 10-K.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE O: BUSINESS SEGMENT INFORMATION
We structure our operations primarily around the products, systems and services we sell and the markets we serve and report our financial results in four reportable segments: CS, IMS, SAS and AR.
Business Realignment. Effective in first quarter 2025, to better align our businesses, we transferred our FOS business from our IMS segment to our AR segment and adjusted our reporting accordingly. See Note A: Basis of Presentation and Note E: Goodwill and Intangible Assets in these Notes for further information.
Business Segment Financial Information
Segment revenue, segment operating income and a reconciliation of segment operating income to total income before income taxes were as follows:

	First Quarter
(Dollars in millions)	2025	2024

Revenue
CS	$1,352	$1,294
IMS	1,592	1,627
SAS	1,611	1,751
AR	629	584
Other (1)	(52)	(45)
Total revenue	5,132	5,211
Cost of revenue
CS	$(856)	$(837)
IMS	(1,204)	(1,248)
SAS	(1,281)	(1,366)
AR	(489)	(443)
Other (1)	48	31
Total cost of revenue	(3,782)	(3,863)
Other segment costs (2)
CS	$(151)	$(147)
IMS	(185)	(194)
SAS	(154)	(169)
AR	(64)	(64)
Other (1)	4	14
Total other segment costs (2)	(550)	(560)
Operating income
CS	$345	$310
IMS	203	185
SAS	176	216
AR	76	77
Unallocated corporate expenses	(275)	(410)
Total operating income	525	378
Non-service FAS pension income and other, net	84	88
Interest expense, net	(150)	(176)
Income before income taxes	$459	$290
_____________
(1)     Includes corporate headquarters and intersegment eliminations.
(2)    Other segment costs consist of company-funded R&D costs, selling and marketing costs and other General and Administrative (“G&A”) expenses, which include a portion of depreciation and amortization expenses that are disclosed by segment under the “Disaggregation of Revenue” heading below in this Note.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unallocated Corporate Expenses. Total unallocated corporate expenses include corporate items such as a portion of management and administration, legal, environmental, compensation, retiree benefits, other corporate expenses and eliminations and the FAS/Cost Accounting Standards (“CAS”) operating adjustment. Total unallocated corporate expenses also include the portion of corporate costs not included in management’s evaluation of segment operating performance, such as amortization of acquisition-related intangibles; additional cost of revenue related to the fair value step-up in inventory sold; merger, acquisition, and divestiture-related expenses; business divestiture-losses and any related impairment of goodwill; impairment of other assets; LHX NeXt implementation costs; and other items.
LHX NeXt Initiative. LHX NeXt is our initiative to transform multiple functions, systems and processes to increase agility and competitiveness. The LHX NeXt effort is expected to continue through 2026 with non-recurring costs for workforce optimization, incremental information technology (“IT”) expenses for implementation of new systems, third party consulting and other costs.
Disaggregation of Revenue
We disaggregate revenue for all four business segments by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	First Quarter
	2025				2024
(In millions)	CS	IMS	SAS	AR	CS	IMS	SAS	AR

Revenue By Customer Relationship
Prime contractor	$995	$1,049	$1,008	$139	$913	$1,056	$1,108	$163
Subcontractor(1)	345	530	586	480	367	560	628	416
Intersegment	12	13	17	10	14	11	15	5
Total segment	$1,352	$1,592	$1,611	$629	$1,294	$1,627	$1,751	$584

Revenue By Contract Type
Fixed-price(2)	$1,161	$1,255	$994	$392	$1,065	$1,245	$1,108	$335
Cost-reimbursable	179	324	600	227	215	371	628	244
Intersegment	12	13	17	10	14	11	15	5
Total segment	$1,352	$1,592	$1,611	$629	$1,294	$1,627	$1,751	$584

Revenue By Geographical Region
United States	$844	$1,147	$1,376	$609	$925	$1,166	$1,507	$564
International	496	432	218	10	355	450	229	15
Intersegment	12	13	17	10	14	11	15	5
Total segment	$1,352	$1,592	$1,611	$629	$1,294	$1,627	$1,751	$584

_______________
(1)     Includes products and services to contractors whose customers are the end user.
(2)     Includes revenue derived from time-and-materials contracts.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other selected financial information by business segment is summarized below:

	First Quarter
(In millions)	2025	2024

Capital Expenditures
CS	$7	$6
IMS	20	40
SAS	19	53
AR	11	5
Corporate	2	11
Total capital expenditures	$59	$115

Depreciation and Amortization
CS	$13	$14
IMS	15	16
SAS	33	30
AR	12	9
Corporate	228	251
Total depreciation and amortization	$301	$320
Assets by Business Segment
Total assets by business segment were as follows:

(In millions)	March 28, 2025	January 3, 2025

CS	$7,124	$7,060
IMS	9,615	10,389
SAS	9,145	8,705
AR	4,773	4,826
Corporate(1)	10,591	11,021
Total Assets	$41,248	$42,001
_______________
(1)Includes intangible assets acquired in connection with business combinations that benefit the entire Company of $7,448 million and $7,639 million as of March 28, 2025 and January 3, 2025, respectively. Corporate assets also include cash, income taxes receivable, deferred income taxes, deferred compensation plan assets, buildings and equipment and real estate held for development and leasing.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE P: LEGAL PROCEEDINGS AND CONTINGENCIES
In the ordinary course of business, we are routinely defendants in, parties to or otherwise subject to many pending and threatened legal actions, claims, disputes, arbitration and other legal proceedings incident to our business, arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employment disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitration awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. As of March 28, 2025, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. We cannot at this time estimate the reasonably possible loss or range of loss in excess of our accrual due to the inherent uncertainties and speculative nature of contested proceedings. Although it is not feasible to predict the outcome of these matters with certainty, based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence as of March 28, 2025 were reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
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
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was $637 million as of both March 28, 2025 and January 3, 2025. The current and non-current portion of our estimated environmental liability is included in the “Other current liabilities” and “Other long-term liabilities” line items, respectively, in our Condensed Consolidated Balance Sheet.
Some of these environmental costs are recoverable from the U.S. Government. We consider the recovery probable based on U.S. Government contracting regulations and, accordingly, record an asset for the recoverable portion of these reserves which was $463 million and $462 million, as of March 28, 2025 and January 3, 2025, respectively. The current and non-current portion of the recoverable costs are included in the “Other current assets” and “Other non-current assets” line items, respectively, in our Condensed Consolidated Balance Sheet.

_____________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of L3Harris Technologies, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. and subsidiaries (the Company) as of March 28, 2025, the related condensed consolidated statements of operations, comprehensive income, cash flows and equity for the quarters ended March 28, 2025 and March 29, 2024, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of January 3, 2025, the related consolidated statements of operations, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated February 14, 2025, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 3, 2025, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
April 24, 2025

_____________________________________________________________________

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements and accompanying Notes in this Report (the “Notes”). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to our Consolidated Financial Statements and Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2024 Form 10-K. The discussions in this MD&A contain forward-looking statements.
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
U.S. and International Budget Environment
The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 74% for first quarter 2025.
The U.S. Government fiscal year (“GFY”) 2024 appropriations funding bills provided approximately $844 billion in funding for the U.S. Department of Defense (“DoD”). On April 24, 2024, the President signed into law a supplemental GFY 2024 appropriations package that included $67 billion in funding for key DoD programs, bringing the DoD funding for GFY 2024 to $911 billion.
On March 15, 2025, the President signed into law a full-year Continuing Resolution (“CR”) for GFY 2025. The CR funds the government through September 30, 2025 and provides $893 billion for defense funding, including $851 billion for the DoD. This is in line with the 1% increase permitted by the Fiscal Responsibility Act of 2023 caps for GFY 2025. Notably, the CR provides funding at the account level, not the program level, allowing federal agencies more discretion with how they can prioritize funding for programs. The CR also provides authority for the DoD to initiate new-start programs, but only if the program was funded in either the House or Senate GFY 2025 appropriations bill.
The overall defense spending environment, both in the U.S. and internationally, reflects the continued impacts of global conflicts and geopolitical tensions, and changes to U.S. Government or international spending priorities have and could in the future impact our business. The GFY 2026 President’s budget is expected in the coming weeks and will clarify the funding proposed to be allocated to the administration’s defense priorities.
See our U.S. Government funding risks and the discussion of our international business risks within Part I. Item 1A. Risk Factors in our Fiscal 2024 Form 10-K.
Economic Environment
The macroeconomic environment continues to evolve, which has impacted our business and may continue to impact our future results. The ongoing uncertainty related to the impacts of inflation, as well as the interest rate environment and ongoing federal deficits, which raises the cost of borrowing for the federal government, could in the future impact U.S. Government spending priorities for our products and services. For a discussion of inflation-related risks, see Part I. Item 1A. Risk Factors in our Fiscal 2024 Form 10-K.
We continue to monitor and evaluate the potential impact of current and proposed changes in trade policies and in particular, tariffs. In response to enacted tariffs, we are seeking exemptions, evaluating alternative sources of materials and subcontracted components, as well as engaging in supplier negotiations to help manage cost impacts and are considering price adjustments and other strategies to support profitability. Based on current conditions, we do not expect a material impact on our 2025 results, but will continue to monitor developments and assess potential implications as trade policies evolve.
For a discussion of trade policy and macroeconomic related risks, see Part II. Item 1A. Risk Factors in this Report and Part I. Item 1A. Risk Factors in our Fiscal 2024 Form 10-K.

_____________________________________________________________________

Key Developments
Business Realignment. Effective in first quarter 2025, to better align our businesses, we transferred our FOS business (representing $63 million and $42 million of revenue for first quarter 2025 and 2024, respectively) from our IMS segment to our AR segment and adjusted our reporting accordingly. See Note A: Basis of Presentation and Note E: Goodwill and Intangible Assets in the Notes for further information.
The historical results, discussion and presentation of our business segments as set forth in this MD&A reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated results of operations, financial condition, cash flows and equity.
Divestiture. On March 28, 2025, we completed the sale of our CAS disposal group, which was reported in our IMS segment through the date of divestiture. See Note N: Divestiture in the Notes for further information.
RESULTS OF OPERATIONS
The first quarter of fiscal 2025 included 12 weeks, whereas the first quarter of fiscal 2024 included 13 weeks. As a result, outcomes for specific periods, or year-over-year comparisons of results of operations and segment performance, may not necessarily predict future operating results. The following discussion should be considered in this context.
Consolidated Results of Operations

	First Quarter
(Dollars in millions, except per share amounts)	2025	2024

Revenue
Products	$3,566	$3,599
Services	1,566	1,612
Total revenue	5,132	5,211
Cost of revenue
Products	(2,596)	(2,594)
Services	(1,186)	(1,269)
Total cost of revenue	(3,782)	(3,863)
Gross margin	1,350	1,348
General and administrative expenses	(825)	(970)
Operating Income	525	378
Non-service FAS pension income and other, net	84	88
Interest expense, net	(150)	(176)
Income before income taxes	459	290
Income taxes	(73)	(5)
Effective Tax Rate	15.9%	1.7%
Net income	386	285
Noncontrolling interests, net of income taxes	—	(2)
Net income attributable to L3Harris Technologies, Inc.	$386	$283

Diluted EPS	$2.04	$1.48

_____________________________________________________________________

Revenue. The following table presents revenue from products and services by segment, net of intersegment:

	First Quarter
(In millions)	2025	2024

CS	$1,146	$1,007
IMS	949	988
SAS	1,021	1,210
AR	450	394
Total products revenue	$3,566	$3,599

CS	$194	$273
IMS	630	628
SAS	573	526
AR	169	185
Total services revenue	$1,566	$1,612
Products revenue. Products revenue decreased $33 million for first quarter 2025 compared with first quarter 2024 due to lower products revenues of $189 million and $39 million in our SAS and IMS segments, respectively, offset by higher products revenues of $139 million and $56 million in our CS and AR segments, respectively.
Services revenue. Services revenue decreased $46 million for first quarter 2025 compared with first quarter 2024 primarily due to lower services revenue of $79 million in our CS segment, partially offset by higher services revenue of $47 million in our SAS segment.
See the “Business Segment Results of Operations” discussion below in this MD&A for further information.
Cost of Revenue. The following table presents cost of revenue from products and services by segment, net of intersegment:

	First Quarter
(In millions)	2025	2024

CS	$(690)	$(602)
IMS	(712)	(756)
SAS	(826)	(928)
AR	(345)	(294)
Corporate	(23)	(14)
Total cost of products revenue	$(2,596)	$(2,594)

CS	$(154)	$(221)
IMS	(479)	(481)
SAS	(438)	(423)
AR	(134)	(144)
Corporate	19	—
Total cost of services revenue	$(1,186)	$(1,269)
Cost of products revenue. Cost of products revenue increased $2 million for first quarter 2025 compared with first quarter 2024 primarily due to higher cost of products revenues of $88 million and $51 million in our CS and AR segments, respectively, offset by lower cost of products revenues of $102 million and $44 million in our SAS and IMS segments, respectively.
Cost of services revenue. Cost of services revenue decreased $83 million for first quarter 2025 compared with first quarter 2024 primarily due to lower cost of services revenues of $67 million in our CS segment.

_____________________________________________________________________

Gross Margin. Gross margin and gross margin as a percentage of revenue remained flat for first quarter 2025 compared to first quarter 2024 primarily impacted by favorable mix from higher margin revenue, primarily in our CS segment, offset by a $40 million unfavorable change in net EAC adjustments, impacted by program execution on certain classified development programs in SAS. For discussion of operating income by segment see “Business Segment Results of Operations” below in this MD&A for further information.
G&A Expenses. The following table presents the components of G&A expenses:

	First Quarter
(In millions)	2025	2024

Amortization of acquisition-related intangibles	$(177)	$(197)
LHX NeXt implementation costs(1)	(35)	(127)
Merger, acquisition, and divestiture-related expenses	(17)	(40)
Business divestiture-related loss(2)	(17)	—
Company-funded R&D costs	(112)	(114)
Selling and marketing	(105)	(113)
Other G&A expenses(3)	(362)	(379)
G&A expenses	$(825)	$(970)
_______________
(1)Includes costs associated with transforming multiple functions, systems and processes to increase agility and competitiveness, including third-party consulting, workforce optimization and incremental IT expenses for implementation of new systems. See Note O: Business Segment Information in the Notes and the “Operating Environment, Strategic Priorities and Key Performance Measures” section in the MD&A in our Fiscal 2024 Form 10-K for more detail on our LHX NeXt initiative and implementation costs.
(2)Loss recognized in connection with CAS disposal group divestiture. See Note N: Divestiture for further information.
(3)Other segment G&A expenses include payroll and benefits, outside services, facilities, insurance and other expenses, as well as unallocated corporate expenses, such as a portion of management and administration, legal, environmental, compensation, retiree benefits and other corporate G&A expenses and eliminations.
G&A expenses decreased $145 million for first quarter 2025 compared with first quarter 2024 primarily due to lower LHX NeXt implementation costs, including $49 million of lower employee severance and $43 million associated with lower third-party consulting and lower incremental IT expenses for implementation of new systems.
Non-service FAS Pension Income and Other, net. The following table presents the components of Non-service FAS pension income and other, net:

	First Quarter
(In millions)	2025	2024

Non-service FAS pension income(1)	$90	$80
Other, net(2)	(6)	8
Non-service FAS pension income and other, net	$84	$88
_______________
(1)Includes the non-service cost components of net periodic benefit income under our defined benefit plans. First quarter 2025 includes a pre-tax settlement gain of $14 million recognized in connection with the CPP group annuity purchase. See Note H: Retirement Benefits in the Notes for further information.
(2)Primarily includes changes in the market value of our rabbi trust assets, gains and losses on our equity investments in nonconsolidated affiliates and royalty income.
Interest Expense, net. Our net interest expense decreased for first quarter 2025 compared with first quarter 2024 primarily due to lower average outstanding notes under our CP Program during first quarter 2025.
Income Taxes. During interim periods, we estimate our global forecasted full-year ETR and apply that rate to year-to-date ordinary income in order to compute the year-to-date income tax provision. Although most items will be considered part of the forecasted full-year ETR, there are a number of items that are instead required to be recorded in the interim period in which they occur; such as certain changes in uncertain tax positions, the accrual of interest and penalties, changes in tax laws or rates, and other items as prescribed by GAAP. As a result, there may be quarterly fluctuations in our ETR and the results for the interim periods are not necessarily indicative of the results to be expected for the full year or future periods.

_____________________________________________________________________

Our ETR was 15.9% and 1.7% for first quarter 2025 and 2024, respectively. First quarter 2025 ETR was unfavorably impacted by the CAS disposal group divestiture, while first quarter 2024 ETR benefited from resolution of specific audit uncertainties and the favorable impact of excess tax benefits from equity-based compensation. The ETR for both periods benefited from favorable impacts of R&D credits and tax deductions for FDII.
Diluted EPS. Diluted EPS increased 38% for first quarter 2025 compared with first quarter 2024 primarily due to higher net income from the combined effects of reasons noted in the sections above, including a decrease in G&A expenses, partially offset by an increase in income taxes.
Business Segment Results of Operations
CS Segment

	First Quarter
(Dollars in millions)	2025	2024	% Inc/(Dec)

Revenue	$1,352	$1,294	4%
Operating income	345	310	11%
Operating income as a percentage of revenue (“operating margin”)	25.5%	24.0%
CS segment revenue increased for first quarter 2025 compared with first quarter 2024 primarily due to higher revenue of $84 million in Tactical Communications from higher international volume on resilient communication equipment and sale of satellite communications terminal inventory, partially offset by lower DoD deliveries. As of March 28, 2025, CS segment ending backlog was $7.2 billion.
CS segment operating income increased for first quarter 2025 compared with first quarter 2024 primarily due to favorable higher margin international mix in Tactical Communications and LHX NeXt driven cost savings.
IMS Segment

	First Quarter
(Dollars in millions)	2025	2024	% Inc/(Dec)

Revenue	$1,592	$1,627	(2)%
Operating income	203	185	10%
Operating margin	12.8%	11.4%
IMS segment revenue decreased for first quarter 2025 compared with first quarter 2024 primarily due to lower revenues of $40 million in ISR from lower aircraft missionization volume and planned mission support program ramp down and $18 million in Maritime from lower portfolio volume, partially offset by higher revenue of $31 million in Targeting and Sensor Systems from higher commercially priced revenue for airborne electro-optical sensors. As of March 28, 2025, IMS segment ending backlog was $9.3 billion.
IMS segment operating income increased for first quarter 2025 compared with first quarter 2024 primarily due to improved program performance, favorable mix impact from higher airborne electro-optical sensors volume and LHX NeXt driven cost savings.
SAS Segment

	First Quarter
(Dollars in millions)	2025	2024	% Inc/(Dec)

Revenue	$1,611	$1,751	(8)%
Operating income	176	216	(19)%
Operating margin	10.9%	12.3%
SAS segment revenue decreased for first quarter 2025 compared with first quarter 2024 primarily due to lower revenue of $124 million in Space Systems from lower volume associated with program timing and the impact of negative EAC adjustments from challenges on certain classified development programs. Revenue also decreased $107 million in Airborne Combat Systems, including lower revenue of $44 million from the May 2024 divestiture of the Antenna disposal group, with the remaining decrease primarily associated with lower volume, including F-35 related volume as TR-3 transitions from development to a more gradual production ramp. Such decreases were partially offset by higher revenue of $56 million in Mission Networks, our FAA mission-critical safety of flight business, from higher volume. As of March 28, 2025, SAS segment ending backlog was $9.1 billion.

_____________________________________________________________________

SAS segment operating income decreased for first quarter 2025 compared with first quarter 2024 primarily due to $44 million unfavorable EAC adjustments from program execution challenges on certain classified development programs in Space Systems, partially offset by LHX NeXt driven cost savings.
AR Segment

	First Quarter
(Dollars in millions)	2025	2024	% Inc/(Dec)

Revenue	$629	$584	8%
Operating income	76	77	(1)%
Operating margin	12.1%	13.2%
AR segment revenue increased for first quarter 2025 compared with first quarter 2024 primarily due to higher revenues of $62 million in Missile Solutions from increased production volume on key missile and munitions programs and new program ramp, partially offset by lower revenue of $10 million in Space Propulsion and Power Systems from production timing on space programs. As of March 28, 2025, AR segment ending backlog was $7.7 billion.
AR segment operating income modestly decreased for first quarter 2025 compared with first quarter 2024 primarily due to lower net favorable EAC adjustments, partially offset by higher volume and LHX NeXt driven cost savings.
Unallocated Corporate Expenses

	First Quarter
(In millions)	2025	2024

Unallocated corporate department expenses(1)	$(209)	$(250)
Merger, acquisition, and divestiture-related expenses	(17)	(40)
Business divestiture-related loss(2)	(17)	—
LHX NeXt implementation costs(3)	(35)	(127)
FAS/CAS operating adjustment(4)	3	7
Total unallocated corporate expenses	$(275)	$(410)
_______________
(1)Primarily includes amortization expense of $194 million and $217 million in first quarter 2025 and 2024, respectively, associated with intangible assets acquired in connection with business combinations that benefit the entire Company. Additionally, includes corporate items such as a portion of management and administration, legal, environmental, compensation, retiree benefits, other corporate expenses and eliminations.
(2)Loss recognized in connection with CAS disposal group divestiture. See Note N: Divestiture for further information.
(3)Includes costs associated with transforming multiple functions, systems and processes to increase agility and competitiveness, including third-party consulting, workforce optimization and incremental IT expenses for implementation of new systems. For further information on our LHX NeXt initiative and implementation costs see Note O: Business Segment Information in the Notes and the “G&A Expenses” discussion above in this MD&A.
(4)Represents the difference between U.S. Government CAS pension cost and the service cost component of net periodic benefit income under our defined benefit plans.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
As of March 28, 2025, we had cash and cash equivalents of $517 million, of which $286 million was held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
CP Program. As of March 28, 2025, we had $535 million in outstanding notes under our CP Program. Our CP Program serves as a source of short-term financing under which we may issue unsecured commercial paper notes up to a maximum aggregate amount of $3.0 billion, supported by amounts available under our credit facilities, discussed below. From time to time, we use borrowings under the CP Program for general corporate purposes, including funding acquisitions, repaying debt, paying dividends, and repurchasing our common stock. See the “Financing Activities” discussion below in this MD&A for further information about our CP Program.
Credit Facilities. As of March 28, 2025, we had no outstanding borrowings under our credit facilities, had available borrowing capacity of $2,465 million, net of outstanding notes under our CP Program, and were in compliance with all covenants.

_____________________________________________________________________

2025 Five-Year Credit Facility. On February 18, 2025, we established a new $2.5 billion, five-year senior unsecured revolving credit facility by entering into the 2025 Five-Year Credit Agreement. The 2025 Five-Year Credit Agreement replaces the prior $2.0 billion 2022 Credit Agreement.
2025 364-Day Credit Facility. On February 18, 2025, we established a new $500 million 364-day senior unsecured revolving credit facility by entering into the 2025 364-Day Credit Agreement. The 2025 364-Day Credit Agreement replaces the prior $1.5 billion 364-day 2024 Credit Agreement, which matured on January 24, 2025.
See Note G: Debt and Credit Arrangements in the Notes for further information regarding our credit facilities.
Cash Flows
The following table provides a summary of our cash flow information:

	First Quarter
(In millions)	2025	2024

Cash and cash equivalents, beginning of period	$615	$560
Operating Activities:
Net income	386	285
Non-cash adjustments	215	233
Changes in working capital	(739)	(497)
Other, net	96	(125)
Net cash used in operating activities	(42)	(104)
Net cash provided by (used in) investing activities	744	(116)
Net cash (used in) provided by financing activities	(805)	144
Effect of exchange rate changes on cash and cash equivalents	5	(7)
Net decrease in cash and cash equivalents	(98)	(83)
Cash and cash equivalents, end of period	$517	$477
Operating Activities. Cash used in operating activities in first quarter 2025 decreased $62 million compared with first quarter 2024, primarily due to an increase in net income and cash provided by tax planning strategies, partially offset by $242 million more cash used to fund working capital, primarily driven by timing of billing and collection activity. The net cash used in operating activities in first quarter is consistent with our historical pattern, whereby operating cash flows are typically lowest in the first quarter due to timing of our business cycles and expenditure activities.
Investing Activities. The $860 million change in net cash provided by investing activities in first quarter 2025 compared with net cash used in investing activities in first quarter 2024 was primarily due to the March 28, 2025 sale of our CAS disposal group for cash proceeds, net of cash divested, of $831 million. For further information on the CAS disposal group sale see Note N: Divestiture in the Notes.
Financing Activities. The $949 million change in net cash used in financing activities in first quarter 2025 compared with net cash provided by financing activities in first quarter 2024, was primarily due to an increase in cash used to repurchase common stock of $336 million and a decrease in net proceeds from issuances of commercial paper of $581 million. Our primary financing activities in first quarter 2025 and 2024 are further discussed below.
Common stock repurchases. During first quarter 2025, we used $569 million to repurchase 2.7 million shares of our common stock under our share repurchase program. As of March 28, 2025, we had $2.8 billion of remaining unused authorization under our repurchase program. During first quarter 2024, we used $233 million to repurchase 1.1 million shares of our common stock under our share repurchase program. See “Liquidity and Capital Resources” in our Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2024 Form 10-K and Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Report for further information regarding common stock repurchases.
CP program. During first quarter 2025, our CP Program had a maximum outstanding balance of $1.8 billion and a daily average outstanding balance of $1.3 billion. During first quarter 2024, our CP Program had a maximum outstanding balance was $2.7 billion and daily average outstanding balance of $2.3 billion. We expect balances under the CP Program to remain elevated as compared to historical norms through fiscal 2025.

_____________________________________________________________________

Long-term debt. During first quarter 2025, we had no significant long-term debt financing activities. During first quarter 2024, we closed the issuance and sale of $2.25 billion aggregate principal amount of long-term fixed-rate debt consisting of 5.05% notes, due June 2029, 5.25% notes, due June 2031 and 5.35% notes, due June 2034 and used the proceeds to repay the entire outstanding $2.25 billion, variable rate-term loan facility utilized to finance the fiscal 2023 acquisition of Tactical Data Links.
As of March 28, 2025, we had $11,717 million of outstanding long-term debt, net, including the current portion of long-term debt, net of $740 million. On April 27, 2025, we have a scheduled repayment of $600 million aggregate principal amount of our 3.832% 2025 Notes which we plan to fund using proceeds from the $600 million 5.50% notes, due August 2054 issued in fiscal 2024.
Dividends. On February 28, 2025, we announced that our Board of Directors (“Board”) increased the quarterly per share cash dividend rate on our common stock to $1.20 from $1.16, the 24th consecutive annual dividend increase. During first quarter 2025 and 2024, we paid $228 million and $224 million in dividends, respectively. See Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Fiscal 2024 Form 10-K for further information regarding our dividends.
Cash Requirements
Except for the level of indebtedness under our CP Program and the establishment of the new 2025 Five-Year Credit Agreement and the new 2025 364-Day Credit Facility, there were no material changes to our cash requirements or commercial commitments as disclosed in our Fiscal 2024 Form 10-K. Further information about our credit facilities and CP Program can be found in “Capital Resources” in this MD&A and Note G: Debt and Credit Arrangements in the Notes.
Defined Benefit Plan Contributions. As of March 28, 2025, we had net defined benefit plan assets of $795 million, the majority of which pertain to our U.S. qualified defined benefit pension plans. We intend to contribute annually no less than the required minimum funding thresholds to these pension plans and do not expect to make material contributions in fiscal 2025. Future required contributions will depend primarily on the actual return on plan assets and the discount rate used to measure the benefit obligation at the end of each year.
Pension Group Annuity Purchase. On March 14, 2025, we executed nonparticipating single premium group annuity contracts to transfer $1.2 billion of our CPP pension obligation to an insurance provider. The contracts were funded with $1.2 billion of existing CPP plan assets and did not require any additional cash contributions. We expect to continue evaluating opportunities to strategically manage our pension obligations, including the potential for additional pension de-risking transactions in the future, subject to market conditions and plan funding levels. These actions align with our long-term strategy to reduce exposure to pension volatility while maintaining financial flexibility.
See Note 9: Retirement Benefits in our Fiscal 2024 Form 10-K and Note H: Retirement Benefits in the Notes for further information regarding our defined benefit plans.
Liquidity Assessment
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity for the next 12 months and in the longer term, although we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties and the state of global commerce and general political and global financial uncertainty. See Part I. Item 1A. Risk Factors in our Fiscal 2024 Form 10-K.
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, availability under our senior unsecured credit facilities and our CP Program and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next 12 months and the reasonably foreseeable future thereafter. Our capital expenditures for fiscal 2025 are expected to be approximately 2% of revenue. See “ Cash Requirements” in this MD&A and “Capital Resources”, “Cash Requirements” and “Commercial Commitments” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2024 Form 10-K, for further information regarding our cash requirements.

_____________________________________________________________________

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the critical accounting estimates disclosed in “Critical Accounting Estimates” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2024 Form 10-K, except for, as set forth below.
Goodwill
We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment or when we reorganize our reporting structure such that the composition of one or more of our reporting units is affected.
Fiscal 2025 Impairment Tests. Effective in first quarter 2025, to better align our businesses, we transferred our FOS business from our IMS segment (within the TSS and DE reporting unit) to our AR segment (also a reporting unit) and adjusted our reporting accordingly. In connection with the realignment, goodwill of $114 million, net of accumulated impairment losses of $172 million, was allocated to FOS on a relative fair value basis. Given the economic similarities of FOS and the businesses of our AR reporting unit, all FOS goodwill was absorbed into the existing AR reporting unit. Immediately before and after the realignment, we performed qualitative impairment assessments under our former and new reporting unit structure. These assessments indicated no impairment existed either before or after the realignment.
See Note E: Goodwill and Intangible Assets in these Notes for further information.
Impact of Recently Issued Accounting Pronouncements
There have been no new accounting pronouncements which became effective during first quarter 2025 that have had a material impact on our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
There were no material changes during first quarter 2025, with respect to our exposure to market risk from the disclosure in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2024 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15 under the Exchange Act, management, with the participation of our principal executive officer, our Chief Executive Officer (“CEO”), and our principal financial officer, our Chief Financial Officer (“CFO”), carried out an evaluation of the Company’s disclosure controls and procedures as of March 28, 2025. Based on this evaluation, the CEO and CFO concluded that as of March 28, 2025, our disclosure controls and procedures were designed at the reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 28, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

_____________________________________________________________________

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
See Note P: Legal Proceedings and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Part I. Item 3. Legal Proceedings in our Fiscal 2024 Form 10-K.

ITEM 1A.	RISK FACTORS.
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth in Part I. Item 1A. Risk Factors in our Fiscal 2024 Form 10-K. Except as set forth below, there have been no material changes to the risk factors disclosed in our Fiscal 2024 Form 10-K. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flows and equity.
Changes in trade policies, including tariffs, could cause adverse impacts to our business. In first quarter 2025, we observed significant shift in U.S. trade policy, with increased tariffs and the imposition of new tariffs that could impact our supply chain and our business. While certain of such tariffs have been paused, ultimately trade policy decisions are outside of our control and may have consequences for our business. Changes in trade policies, such as new tariffs or increases in tariffs, or reactionary measures including retaliatory tariffs, legal challenges, or currency manipulation, could adversely impact us.
Even though we primarily sell our products and services to U.S. Government customers and our suppliers are primarily domestic, we still rely on imported materials, components, or finished goods, and if tariffs increase, our supply chain costs may rise, adversely affecting our business, results of operations and cash flows. We also operate a business in Canada that supports both domestic and international programs. If we are not granted exemptions from tariffs due to the nature of our business and customers, we could see greater impacts than we currently expect, especially as it relates to tariffs between the U.S. and Canada. Additionally, retaliatory measures, or prolonged uncertainty in trade relationships could result in supply chain disruptions, delayed shipments, or increased operational complexity, which could also adversely affect our business, results of operations and cash flows. While we intend to take steps to mitigate any impacts of tariffs or other impacts resulting from changes in trade policy, our ability to do so may be limited by operational and supply chain constraints, especially in the short term.

_____________________________________________________________________

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases by us of our common stock during first quarter 2025:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)

Month No. 1
(January 4, 2025 - January 31, 2025)
Repurchase program(1)	1,265,192	$212.75	1,265,192	$3,112
Employee transactions(2)	2,149	$213.47	—	—
Month No. 2
(February 1, 2025 - February 28, 2025)
Repurchase program(1)	1,083,230	$205.57	1,083,230	$2,889
Employee transactions(2)	25,191	$206.34	—	—
Month No. 3
(March 1, 2025 - March 28, 2025)
Repurchase program(1)	367,883	$210.81	367,883	$2,811
Employee transactions(2)	52,036	$207.94	—	—
Total	2,795,681		2,716,305	$2,811
_______________
* Periods represent our fiscal months.
(1) On January 28, 2021 and October 21, 2022, we announced that our Board approved share repurchase authorizations under our repurchase program of $6.0 billion and $3.0 billion, respectively. The $6.0 billion program was exhausted during first quarter 2025. Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof.
(2) Represents shares of our common stock delivered to us in satisfaction of the tax withholding obligation of holders of PSUs or RSUs that vested during the quarter. Our stock incentive plans provide that the value of shares delivered to us to cover tax withholding obligations shall be the closing price of our common stock on the date the relevant transaction occurs.
Sales of Unregistered Equity Securities
During first quarter 2025, we did not issue or sell any unregistered equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

_____________________________________________________________________

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
The following table includes the material terms (other than with respect to the price) of each 10b5-1 Plan adopted or terminated by our executive officers and directors during first quarter 2025:

Name and title	Date of adoption of 10b5-1 Plan(1)	Scheduled expiration date of 10b5-1 Plan(2)	Aggregate number of shares of common stock to be purchased or sold(3)

Christopher E. Kubasik Chair and CEO	February 3, 2025	June 12, 2025	Up to 35,273 shares underlying options expiring in 2027
_______________
(1) Transactions under each Rule 10b5-1 Plan commence no earlier than 90 days after adoption, or such later date as required by Rule 10b5-1.
(2) Each Rule 10b5-1 Plan may expire on such earlier date as all transactions are completed.
(3) Each Rule 10b5-1 Plan provides for shares to be sold on multiple predetermined dates.

ITEM 6.	EXHIBITS.
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC
*(10.1)    Revolving Credit Agreement, dated February 18,2025, by and among L3Harris Technologies, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K, filed with the SEC on February 21, 2025. (Commission File Number 1-3863)
*(10.2)     364-Day Credit Agreement, dated February 18,2025, by and among L3Harris Technologies, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K, filed with the SEC on February 21, 2025. (Commission File Number 1-3863)
**(10.3)     Amendment Number One to the L3Harris Technologies, Inc. Retirement Savings Plan (Amended and Restated Effective January 1, 2025), dated February 12, 2025, incorporated herein by reference to Exhibit 10(h)(ii) to L3Harris Technologies, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 3, 2025, filed with the SEC on February 14, 2025. (Commission File Number 1-3863)
**(10.4)    Amendment Number Two to the L3Harris Technologies, Inc. Retirement Savings Plan (Amended and Restated Effective January 1, 2025), dated March 10, 2025.
**(10.5)    Amendment Number Three to the L3Harris Technologies, Inc. Retirement Savings Plan (Amended and Restated Effective January 1, 2025), dated March 31, 2025.
(15)    Letter Regarding Unaudited Interim Financial Information.
(31.1)    Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)    Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32)    Section 1350 Certification.
(101) The financial information from L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.

_____________________________________________________________________

(104) Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
*Certain schedules and similar attachments have been omitted in reliance on Item 601(a)(5) of Regulation S-K, L3Harris will provide, on a supplemental basis, a copy of any omitted schedule or attachment to the SEC or its staff upon request.
** Management contract or compensatory plan or arrangement.

_____________________________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: April 24, 2025	By:	/s/ KENNETH L. BEDINGFIELD
Kenneth L. Bedingfield
Senior Vice President, Chief Financial Officer and President, Aerojet Rocketdyne (Principal Financial Officer and Duly Authorized Officer)

_____________________________________________________________________