Form 10-Q
period 2025-06-27
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2025-07-24
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of July 18, 2025 was 187,094,798.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For Second Quarter 2025
This Quarterly Report on Form 10-Q (this “Report”) contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

_____________________________________________________________________

Cautionary Statement Regarding Forward-Looking Statements
This Report contains forward-looking statements within the meaning of federal securities laws that involve risks, uncertainties and assumptions that could cause our results to differ materially from such forward-looking statements. Examples include, but are not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook, including expectations regarding trade policies; future political or budget conditions; the outcome of contingencies or litigation; expected backlog recognition; effective tax rate forecast; the potential level of share repurchases, dividends or pension contributions; capital expenditures and capital structure; other financial items; and assumptions underlying any of the foregoing. Terminology, such as “believes,” “expects,” “may,” “could,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions may also identify forward-looking statements.
You should not place undue reliance on forward-looking statements, which reflect our management’s current expectations, estimates, projections and assumptions and information currently available to our management as of the date of filing of this Report and are not guarantees of future performance or actual results. Important risks that could cause our results to differ materially from those expressed in or implied by these forward-looking statements or from our historical results include, but are not limited to, risks arising from: our dependence on competitive markets from U.S. Government customers; changes in contract mix; inflation; unilateral contract action by the U.S. Government; uncertain economic conditions; future geopolitical events; supply chain disruptions; impact of LHX NeXt costs and savings; indebtedness; commercial paper balances; defined benefit plan liability and returns; interest rates; changes in trade policy, including tariffs; and other market factors. These important risks and other disclosures are described more fully in Part I. Item 1A. Risk Factors in our Fiscal 2024 Form 10-K and in Part II. Item 1A. Risk Factors of this Report.
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

_____________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Second Quarter		Year to Date
(In millions, except per share amounts)	2025	2024	2025	2024

Revenue	$5,426	$5,299	$10,558	$10,510
Cost of revenue	(4,091)	(3,939)	(7,873)	(7,802)
General and administrative expenses	(764)	(884)	(1,589)	(1,854)
Operating income	571	476	1,096	854
Non-service FAS pension income and other, net(1)	105	86	189	174
Interest expense, net	(152)	(172)	(302)	(348)
Income before income taxes	524	390	983	680
Income taxes	(66)	(23)	(139)	(28)
Net income	458	367	844	652
Noncontrolling interests, net of income taxes	—	(1)	—	(3)
Net income attributable to L3Harris	$458	$366	$844	$649

Earnings per share attributable to common shareholders
Basic	$2.45	$1.93	$4.50	$3.42
Diluted	$2.44	$1.92	$4.48	$3.40
_______________
(1)“FAS” is defined as Financial Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Second Quarter		Year to Date
(In millions)	2025	2024	2025	2024

Net income	$458	$367	$844	$652
Other comprehensive income (loss), net of income taxes:
Foreign currency translation and other, net	49	5	68	(24)
Pension and other postretirement benefits	—	3	(43)	3
Other comprehensive income (loss) recognized during the period	49	8	25	(21)
Reclassification adjustments for gains included in net income	(4)	(8)	(21)	(15)
Other comprehensive income (loss)	45	—	4	(36)
Total comprehensive income	503	367	848	616
Comprehensive income attributable to noncontrolling interest	—	(1)	—	(3)
Total comprehensive income attributable to L3Harris	$503	$366	$848	$613
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except shares)	June 27, 2025	January 3, 2025

Assets
Current assets
Cash and cash equivalents	$482	$615
Receivables, net of allowances of $24 and $21, respectively	1,437	1,072
Contract assets	3,857	3,230
Inventories, net	1,258	1,330
Income taxes receivable	93	379
Other current assets	481	461
Assets of business held for sale	—	1,131
Total current assets	7,608	8,218
Non-current assets
Property, plant and equipment, net	2,742	2,806
Goodwill	20,372	20,325
Intangible assets, net	7,261	7,639
Deferred income taxes	89	120
Other non-current assets	3,168	2,893
Total assets	$41,240	$42,001

Liabilities and equity
Current liabilities
Short-term debt	$985	$515
Current portion of long-term debt, net	141	640
Accounts payable	2,033	2,005
Contract liabilities	2,317	2,142
Compensation and benefits	444	419
Other current liabilities	1,402	1,677
Liabilities of business held for sale	—	235
Total current liabilities	7,322	7,633
Non-current liabilities
Long-term debt, net	10,976	11,081
Deferred income taxes	800	942
Other non-current liabilities	2,864	2,766
Total liabilities	21,962	22,422
Equity
Shareholders’ Equity:
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 186,912,403 and 189,794,911 shares at June 27, 2025 and January 3, 2025, respectively	187	190
Paid-in capital	15,090	15,558
Retained earnings	3,970	3,739
Accumulated other comprehensive income	31	27
Total shareholders’ equity	19,278	19,514
Noncontrolling interests	—	65
Total equity	19,278	19,579
Total liabilities and equity	$41,240	$42,001
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Year to Date
(In millions)	2025	2024

Operating Activities
Net income	$844	$652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	604	639
Share-based compensation	48	53
Net periodic benefit income	(150)	(143)
Share-based matching contributions under defined contribution plans	136	142
Deferred income taxes	(94)	(247)
(Increase) decrease in:
Receivables, net	(383)	(25)
Contract assets	(634)	(165)
Inventories, net	86	6
Other current assets	(22)	(26)
Increase (decrease) in:
Accounts payable	38	(200)
Contract liabilities	177	(138)
Compensation and benefits	25	(101)
Other current liabilities	(268)	85
Income taxes	321	211
Other operating activities	(130)	(93)
Net cash provided by operating activities	598	650
Investing Activities
Capital expenditures	(147)	(212)
Proceeds from sales of businesses, net of cash divested	831	158
Other investing activities	(18)	(4)
Net cash provided by (used in) investing activities	666	(58)
Financing Activities
Proceeds from issuances of long-term debt, net	—	2,241
Repayments of long-term debt	(611)	(2,607)
Change in commercial paper, maturities under 90 days, net	470	497
Proceeds from commercial paper, maturities over 90 days	—	688
Repayments of commercial paper, maturities over 90 days	—	(685)
Repurchases of common stock	(822)	(322)
Dividends paid	(453)	(445)
Other financing activities	1	33
Net cash used in financing activities	(1,415)	(600)
Effect of exchange rate changes on cash and cash equivalents	18	(5)
Net decrease in cash and cash equivalents	(133)	(13)
Cash and cash equivalents, beginning of period	615	560
Cash and cash equivalents, end of period	$482	$547
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Second Quarter		Year to Date
(In millions, except per share amounts)	2025	2024	2025	2024

Common Stock
Beginning balance	$188	$189	$190	$190
Share-based compensation	1	2	1	2
Repurchases and retirement of common stock	(2)	(1)	(4)	(2)
Ending balance	187	190	187	190
Paid-in Capital
Beginning balance	15,170	15,472	15,558	15,553
Share-based compensation and other, net	121	117	190	228
Repurchases and retirement of common stock	(201)	(73)	(658)	(265)
Ending balance	15,090	15,516	15,090	15,516
Retained Earnings
Beginning balance	3,787	3,239	3,739	3,220
Net income and other	458	365	844	648
Repurchases and retirement of common stock	(50)	(15)	(160)	(55)
Cash dividends	(225)	(221)	(453)	(445)
Ending balance	3,970	3,368	3,970	3,368
Accumulated Other Comprehensive Income (Loss)
Beginning balance	(14)	(234)	27	(198)
Other comprehensive income (loss), net of income taxes	45	—	4	(36)
Ending balance	31	(234)	31	(234)
Noncontrolling Interests
Beginning balance	(1)	64	65	64
Derecognized with divestiture	—	—	(63)	—
Net income and other	1	—	(2)	—
Ending balance	—	64	—	64
Total Equity	$19,278	$18,904	$19,278	$18,904
Cash dividends per share	$1.20	$1.16	$2.40	$2.32

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
Our fiscal year is based on a 52- or 53-week period ending on the Friday nearest December 31. The fiscal quarters ended June 27, 2025 (“second quarter 2025”) and June 28, 2024 (“second quarter 2024”) both include 13 weeks. The year-to-date periods ended June 27, 2025 (“year to date 2025”) and June 28, 2024 (“year to date 2024”) include 25 weeks and 26 weeks, respectively.
Description of Business Segments
We structure our operations primarily around the products, systems and services we sell and the markets we serve and report our financial results in the following four reportable segments:
Communication Systems (“CS”): Software defined communication products and waveforms for domestic and international customers; broadband communications; integrated vision solutions; and public safety radios, system applications and equipment; and
Integrated Mission Systems (“IMS”): Multi-mission intelligence, surveillance and reconnaissance (“ISR”) systems; passive sensing and targeting; electronic attack platforms; autonomy; power and communications; networks; and Commercial Aviation Solutions (“CAS disposal group”), which includes aviation products and pilot training operations and was divested on March 28, 2025; and
Space & Airborne Systems (“SAS”): Satellites and space payloads, sensors and full-mission solutions; classified intelligence and cyber; airborne combat systems; and mission networks for air traffic management operations; and
Aerojet Rocketdyne (“AR”): Missile solutions with propulsion technologies for strategic defense, missile defense, hypersonic and tactical systems and fuzing; and space propulsion and power systems for national security space and exploration missions.
Business realignment. Effective in first quarter 2025, we realigned our fuzing and ordnance (“FOS”) business from our IMS segment to our AR segment. Information on the reallocation of goodwill in connection with the realignment can be found under the “Reallocation of Goodwill in Business Realignment” heading in Note E: Goodwill and Intangible Assets in our Form 10-Q for first quarter 2025, which is incorporated herein by reference.
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
Supplemental Cash Flow Information
During year to date 2025, we recognized $150 million of operating lease right-of-use (“ROU”) assets and corresponding liabilities in connection with new or modified lease agreements in our SAS segment. These transactions did not involve cash and therefore are excluded from Investing and Financing Activities in our Condensed Consolidated Statement of Cash Flows. Operating lease ROU assets are included in the “Other non-current assets” line item and the corresponding liabilities are included in the “Other current liabilities” and “Other non-current liabilities” line items in our Condensed Consolidated Balance Sheet.
Recently Issued Accounting Pronouncements
See Note 1: Significant Accounting Policies in our Fiscal 2024 Form 10-K for information on recently issued accounting pronouncements.
NOTE B: EARNINGS PER SHARE (“EPS”)
EPS is calculated as net income attributable to common shareholders divided by our weighted-average number of basic or diluted common shares outstanding. Potential dilutive common shares primarily consist of employee stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”).
The weighted-average number of shares outstanding used to compute basic and diluted EPS are as follows:

	Second Quarter		Year to Date
(In millions)	2025	2024	2025	2024

Basic weighted-average common shares outstanding	187.0	189.7	187.7	189.8
Impact of dilutive share-based awards	0.8	0.9	0.8	1.0
Diluted weighted-average common shares outstanding	187.8	190.6	188.5	190.8
Diluted EPS excludes the antidilutive impact of 1.0 million and 2.0 million weighted-average share-based awards outstanding for second quarter and year to date 2025, respectively, and 0.9 million and 1.7 million weighted-average share-based awards outstanding for second quarter and year to date 2024, respectively.
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
Contract assets and contract liabilities are summarized below:

(In millions)	June 27, 2025	January 3, 2025

Contract assets	$3,857	$3,230
Contract liabilities, current	(2,317)	(2,142)
Contract liabilities, non-current(1)	(103)	(91)
Net contract assets	$1,437	$997
_______________
(1)Included as a component of the “Other non-current liabilities” line item in our Condensed Consolidated Balance Sheet.
Revenue recognized related to contract liabilities that were outstanding at the end of the respective prior fiscal year were $517 million and $1,215 million for second quarter and year to date 2025, respectively, and $353 million and $1,048 million for second quarter and year to date 2024, respectively.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE D: INVENTORIES, NET
Inventories, net are summarized below:

(In millions)	June 27, 2025	January 3, 2025

Finished products	$258	$211
Work in process	323	332
Materials and supplies	677	787
Inventories, net	$1,258	$1,330
NOTE E: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill, by business segment, were as follows:

(In millions)	CS	IMS	SAS	AR	Total

Balance as of January 3, 2025(1)	$4,938	$6,422	$5,999	$2,966	$20,325
Currency translation adjustments	1	20	26	—	47
Balance as of June 27, 2025	$4,939	$6,442	$6,025	$2,966	$20,372
_______________
(1)Balances reflect impact of FOS business realignment from our IMS segment to our AR segment effective in first quarter 2025, as discussed under the “Reallocation of Goodwill in Business Realignment” heading in Note E: Goodwill and Intangible Assets in our Form 10-Q for first quarter 2025, which is incorporated herein by reference.

Accumulated goodwill impairment losses in our CS, SAS and AR segments were $355 million, $80 million and $172 million, respectively, as of both June 27, 2025 and January 3, 2025. Accumulated goodwill impairment losses in our IMS segment were $195 million and $954 million as of June 27, 2025 and January 3, 2025, respectively. IMS accumulated impairment losses decreased $759 million in first quarter 2025 in connection with the CAS disposal group divestiture.
Intangible Assets
Intangible assets, net are summarized below:

	June 27, 2025			January 3, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Finite-lived
Customer relationships	$8,835	$(3,826)	$5,009	$8,817	$(3,470)	$5,347
Developed technologies	853	(518)	335	849	(482)	367
Trade names and other	188	(74)	114	188	(66)	122
Indefinite-lived
Trade name	1,803	—	1,803	1,803	—	1,803
Intangible assets, net	$11,679	$(4,418)	$7,261	$11,657	$(4,018)	$7,639
Amortization expense for intangible assets was $193 million and $387 million for second quarter and year to date 2025, respectively, and $215 million and $432 million for second quarter and year to date 2024, respectively.
The following table presents future estimated amortization expense for intangible assets:

(In millions)

Next 12 months	$752
Months 13-24	584
Months 25-36	545
Months 37-48	444
Months 49-60	425
Thereafter	2,708
Total	$5,458

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE F: INCOME TAXES

	Second Quarter		Year to Date
(In millions)	2025	2024	2025	2024

Income tax expense	$(66)	$(23)	$(139)	$(28)
Effective tax rate (“ETR”)(1)	12.6%	5.9%	14.1%	4.1%
_______________
(1)Does not reflect impacts of the new tax legislation included in Congress’ reconciliation package, which was enacted on July 4, 2025, subsequent to the end of second quarter 2025. See Note Q: Subsequent Events in these Notes for further information.
Second quarter 2025 ETR benefited from favorable impacts of resolution of audit uncertainties, research and development (“R&D”) credits and tax deductions for foreign derived intangible income (“FDII”), partially offset by unfavorable impacts from a state legislative change that required us to establish a valuation allowance on R&D credit carryforwards and the CAS disposal group divestiture. Second quarter 2024 ETR benefited from favorable impacts of R&D credits, resolution of audit uncertainties and tax deductions for FDII.
Year to date 2025 and 2024 ETR both benefited from favorable impacts of R&D credits, resolution of audit uncertainties and tax deductions for FDII. Year to date 2024 ETR further benefited from the favorable impact of excess tax benefits from equity-based compensation, while our year to date 2025 ETR was unfavorably impacted by the CAS disposal group divestiture and a state legislative change that required us to establish a valuation allowance on R&D credit carryforwards.
NOTE G: DEBT AND CREDIT ARRANGEMENTS
Long-Term Debt
Long-term debt, net is summarized below:

(In millions)	June 27, 2025	January 3, 2025

Fixed-rate debt(1)	$10,876	$11,476
Financing lease obligations and other debt	284	288
Long-term debt, including the current portion of long-term debt	11,160	11,764
Plus: unamortized bond premium	31	38
Less: unamortized discounts and issuance costs	(74)	(81)
Long-term debt, including the current portion of long-term debt, net	11,117	11,721
Less: current portion of long-term debt, net	(141)	(640)
Long-term debt, net	$10,976	$11,081
_______________
(1)See Note 8: Debt and Credit Arrangements in our Fiscal 2024 Form 10-K for information on our fixed-rate debt.

Long-Term Debt Repayments. On April 27, 2025, we repaid the entire outstanding $600 million aggregate principal amount of our 3.832% notes, due April 27, 2025 (“3.832% 2025 Notes”) with proceeds from the $600 million 5.50% notes, due August 15, 2054 (“5.50% 2054 Notes”) issued in fiscal 2024.
Fair Value. As of June 27, 2025 and January 3, 2025, the estimated fair value of long-term debt, including the current portion of long-term debt, net was $11.1 billion and $11.5 billion, respectively. These values were estimated using a market approach based on quoted market prices for our debt in the secondary market and would be classified as Level 2 in the fair value hierarchy. See Note K: Fair Value Measurements in these Notes for further information on fair value.
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
As of June 27, 2025 and January 3, 2025, we had $985 million and $515 million in outstanding notes under our CP Program, respectively, which is included in the “Short-term debt” line item in our Condensed Consolidated

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Balance Sheet. The outstanding notes under our CP Program had a weighted-average interest rate of 4.68% and 4.70% as of June 27, 2025 and January 3, 2025, respectively.
Credit Agreements
Five-Year Credit Facility. On February 18, 2025, we established a new $2.5 billion, five-year senior unsecured revolving credit facility (the “2025 Five-Year Credit Facility”) by entering into a Revolving Credit Agreement (“2025 Five-Year Credit Agreement”) maturing on February 18, 2030 with a syndicate of lenders. The 2025 Five-Year Credit Facility replaced the prior $2.0 billion, five-year senior unsecured revolving credit facility established under the Revolving Credit Agreement, dated July 29, 2022 (“2022 Credit Agreement”), and provides for revolving loans, swingline loans and letters of credit, with a sub-limit of $200 million for swingline loans and a sub-limit of $350 million for letters of credit, with the option to request an increase of the maximum amount of commitments up to $3.5 billion.
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
364-Day Credit Facility. On February 18, 2025, we established a new $500 million 364-day senior unsecured revolving credit facility (“2025 364-Day Credit Facility”) by entering into a 364-day Credit Agreement (“2025 364-Day Credit Agreement”) maturing no later than February 17, 2026 with a syndicate of lenders. The 2025 364-Day Credit Agreement replaced the prior $1.5 billion 364-day credit agreement (“2024 Credit Agreement”), which matured on January 24, 2025.
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
As of June 27, 2025, we had no outstanding borrowings under either the 2025 Five-Year Credit Agreement or the 2025 364-Day Credit Agreement, had available borrowing capacity of $2,015 million, net of outstanding borrowings under our CP Program and were in compliance with all covenants under both aforementioned credit agreements.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE H: RETIREMENT BENEFITS
The components of net periodic benefit income for our defined benefit pension plans and other postretirement benefit plans (“other benefits”) (collectively, “defined benefit plans”) were as follows:

	Second Quarter
	2025			2024
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Operating
Service cost(1)	$6	$1	$7	$9	$1	$10
Non-operating
Interest cost	77	2	79	98	2	100
Expected return on plan assets	(136)	(5)	(141)	(165)	(5)	(170)
Amortization of net actuarial gains	(2)	(4)	(6)	(1)	(5)	(6)
Amortization of prior service (credits) costs	(6)	1	(5)	(6)	1	(5)
Non-service cost net periodic benefit income(2)	(67)	(6)	(73)	(74)	(7)	(81)
Net periodic benefit income	$(61)	$(5)	$(66)	$(65)	$(6)	$(71)

	Year to Date
	2025			2024
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Operating
Service cost(1)	$12	$1	$13	$17	$1	$18
Non-operating
Interest cost	165	5	170	197	5	202
Expected return on plan assets	(287)	(10)	(297)	(330)	(10)	(340)
Amortization of net actuarial gains	(3)	(7)	(10)	(2)	(9)	(11)
Amortization of prior service (credits) costs	(13)	1	(12)	(13)	1	(12)
Effect of settlements	(14)	—	(14)	—	—	—
Non-service cost net periodic benefit income(2)	(152)	(11)	(163)	(148)	(13)	(161)
Net periodic benefit income	$(140)	$(10)	$(150)	$(131)	$(12)	$(143)
______________
(1)Included in the “Cost of revenue” and “General and administrative expenses” line items in our Condensed Consolidated Statement of Operations.
(2)Included in the “Non-service FAS pension income and other, net” line item in our Condensed Consolidated Statement of Operations.

Pension Group Annuity Purchase
In first quarter 2025, we executed nonparticipating single premium group annuity contracts to transfer $1.2 billion of our Consolidated Pension Plan benefit obligation to an insurance provider. For additional information, see the “Pension Group Annuity Purchase” heading in Note H: Retirement Benefits in our Form 10-Q for first quarter 2025, which is incorporated herein by reference.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE I: SHARE-BASED COMPENSATION
As of June 27, 2025, we had stock options and other share-based compensation awards outstanding under our 2024 Equity Incentive Plan and predecessor plans (collectively, the “L3Harris SIPs”).
Awards granted to participants under the L3Harris SIPs and the weighted-average grant-date fair value per share or unit were as follows:

	Year to Date
	2025		2024
(In thousands, except per share/unit amounts)	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit

Stock option shares granted(1)	388	$49.20	415	$50.99
RSUs granted(2)	229	$210.15	142	$212.80
PSUs granted(3)	185	$217.67	172	$230.09
_______________
(1)Other than certain stock options granted in connection with new hires, our stock options generally vest ratably in equal amounts over a three-year period.
(2)The majority of our RSUs, including those granted annually to executives under our long-term incentive plan, cliff vest after three years.
(3)Our PSUs are subject to performance criteria and generally vest after the three-year performance period.
The aggregate number of shares of our common stock issued under the L3Harris SIPs, net of shares withheld for tax purposes, was 0.2 million and 0.4 million for second quarter and year to date 2025, respectively, and 0.3 million and 0.8 million for second quarter and year to date 2024, respectively.
Share-based compensation expense was $29 million and $48 million for second quarter and year to date 2025, respectively, and $27 million and $53 million for second quarter and year to date 2024, respectively.
NOTE J: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The components of accumulated other comprehensive income (loss), net of income taxes, are summarized below:

(In millions)	Foreign currency translation and other, net(1)	Pension and other postretirement benefits(2)	Total accumulated other comprehensive income (loss)

Balance at January 3, 2025	$(331)	$358	$27
Other comprehensive income (loss) before reclassifications to earnings	68	(43)	25
Losses (gains) reclassified to earnings(3)	14	(35)	(21)
Other comprehensive income (loss)	82	(78)	4
Balance at June 27, 2025	$(249)	$280	$31

Balance at December 29, 2023	$(266)	$68	$(198)
Other comprehensive (loss) income before reclassifications to earnings	(24)	3	(21)
Losses (gains) reclassified to earnings(3)	3	(18)	(15)
Other comprehensive loss	(21)	(15)	(36)
Balance at June 28, 2024	$(287)	$53	$(234)
_______________
(1)Other, net consists of hedging derivatives.
(2)For additional information see Note H: Retirement Benefits in these Notes.
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
Deferred Compensation Plans
We sponsor certain non-qualified deferred compensation plans which are measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheet. The following table summarizes our deferred compensation plan assets and liabilities:

	June 27, 2025		January 3, 2025
(In millions)	Total	Level 1	Total	Level 1

Assets(1)
Equity and fixed income securities	$238	$238	$219	$219
Investments measured at NAV:
Corporate-owned life insurance	35		41
Fair value of deferred compensation plan assets	$273		$260

Liabilities(2)
Equity securities	$11	$11	$10	$10
Investments measured at NAV:
Common/collective trusts and guaranteed investment contracts	367		357
Fair value of deferred compensation plan liabilities	$378		$367
_______________
(1)Represents diversified assets held in rabbi trusts primarily associated with certain non-qualified deferred compensation plans, which we include in the “Other current assets” and “Other non-current assets” line items in our Condensed Consolidated Balance Sheet.
(2)Primarily represents obligations to pay benefits under certain non-qualified deferred compensation plans, which we include in the “Compensation and benefits” and “Other non-current liabilities” line items in our Condensed Consolidated Balance Sheet. Under the plans, participants designate investment options (including stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE L: CHANGES IN ESTIMATES
Many of our contracts utilize the POC cost-to-cost method of revenue recognition. A single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with those expectations. Due to the long-term nature of many of these contracts, developing the estimated total cost at completion and total transaction price often requires judgment. After establishing the estimated total cost at completion, we follow a standard estimate at completion (“EAC”) process in which we review the progress and performance on our ongoing contracts. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, there are many reasons estimated contract costs can increase, including: (i) supply chain disruptions, inflation and labor issues; (ii) design or other development challenges; and (iii) program execution challenges (including technical or quality issues and other performance concerns). Additionally, as the contract progresses, our estimates of total transaction price may increase or decrease if, for example, we receive incentive or award fees that are higher or lower than expected.
For additional discussion of our revenue recognition policies and our EAC process, see “Critical Accounting Estimates” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2024 Form 10-K.
The following table presents the effect of aggregate net EAC adjustments:

	Second Quarter		Year to Date
(In millions, except per share amounts)	2025	2024	2025	2024

Operating income	$(20)	$—	$(41)	$19
Net income(1)	(15)	—	(31)	15
Diluted EPS	(0.08)	—	(0.16)	0.08
_______________
(1)Based on a 25 percent federal and state statutory tax rate.
Revenue recognized from performance obligations satisfied (or partially satisfied) in prior periods was $37 million and $74 million for second quarter and year to date 2025, respectively, and $34 million and $87 million for second quarter and year to date 2024, respectively.
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
As of June 27, 2025, our ending backlog was $35.4 billion. We expect to recognize approximately 45% of our backlog as revenue over the next twelve months and 70% as revenue over the next twenty-four months, with the remainder to be recognized thereafter.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE N: DIVESTITURES
CAS Disposal Group
On March 28, 2025, we completed the sale of our CAS disposal group, for cash proceeds, net of cash divested, of $831 million. The CAS disposal group, which provided integrated aircraft avionics, pilot training and data analytics services for the commercial aviation industry, was reported in our IMS segment through the date of sale. Income before income taxes attributable to L3Harris was $21 million for year to date 2025 and $30 million and $56 million for second quarter and year to date 2024, respectively.
The carrying amounts of assets and liabilities included in the CAS disposal group divestiture were as follows:

(In millions)	March 28, 2025

Receivables, net	$117
Contract assets	47
Inventories, net	139
Other current assets	22
Property, plant and equipment, net	46
Goodwill(1)	535
Intangible assets, net	263
Other non-current assets	60
Total assets	1,229

Current portion of long-term debt	1
Accounts payable	95
Contract liabilities	49
Compensation and benefits	6
Other current liabilities	40
Long-term debt, net	2
Other non-current liabilities	59
Total liabilities	252

Net assets divested	$977
_______________
(1)Includes $759 million of accumulated goodwill impairment losses reported in our IMS segment through the date of sale.
In connection with the divestiture, we derecognized noncontrolling interest and accumulated other comprehensive income of $63 million and $6 million, respectively, and recognized a pre-tax loss, inclusive of amounts attributable to noncontrolling interest, of $17 million in year to date 2025. The pre-tax loss is incremental to the previously recorded CAS disposal group losses recognized in fiscal 2024 and 2023. The final cumulative loss on sale remains subject to certain purchase price adjustments, including final working capital settlement, as set forth in the agreement, and will be finalized in fiscal 2025. The pre-tax loss is included in the “General and administrative expenses” line item in our Condensed Consolidated Statement of Operations.
For additional information on the CAS disposal group, including the cumulative pre-tax losses recognized and carrying amounts of assets and liabilities classified as held for sale as of January 3, 2025, see Note 13: Acquisitions and Divestitures in our Fiscal 2024 Form 10-K.
Antenna Disposal Group
On May 31, 2024, we completed the divestiture of our antenna and related businesses (“Antenna disposal group”) from our SAS segment. For additional information, see Note 13: Acquisitions and Divestitures in our Fiscal 2024 Form 10-K.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE O: BUSINESS SEGMENT INFORMATION
We structure our operations primarily around the products, systems and services we sell and the markets we serve and report our financial results in four reportable segments: CS, IMS, SAS and AR.
Business Segment Financial Results
The following table presents operating results by business segment and a reconciliation to total income before income taxes:

	Second Quarter		Year to Date
(In millions)	2025	2024	2025	2024

Revenue
CS	$1,376	$1,346	$2,728	$2,640
IMS	1,622	1,671	3,214	3,298
SAS	1,787	1,707	3,398	3,458
AR	698	633	1,327	1,217
Other(1)	(57)	(58)	(109)	(103)
Total revenue	5,426	5,299	10,558	10,510
Cost of revenue
CS	$(870)	$(876)	$(1,726)	$(1,713)
IMS	(1,296)	(1,292)	(2,500)	(2,540)
SAS	(1,406)	(1,329)	(2,687)	(2,695)
AR	(549)	(488)	(1,038)	(931)
Other (1)	30	46	78	77
Total cost of revenue	(4,091)	(3,939)	(7,873)	(7,802)
Other segment costs(2)
CS	$(170)	$(141)	$(321)	$(288)
IMS(3)	(112)	(179)	(297)	(373)
SAS	(161)	(163)	(315)	(332)
AR	(56)	(64)	(120)	(128)
Other(1)	27	12	31	26
Total other segment costs	(472)	(535)	(1,022)	(1,095)
Operating income
CS	$336	$329	$681	$639
IMS	214	200	417	385
SAS	220	215	396	431
AR	93	81	169	158
Unallocated corporate expenses	(292)	(349)	(567)	(759)
Total operating income	571	476	1,096	854
Non-service FAS pension income and other, net	105	86	189	174
Interest expense, net	(152)	(172)	(302)	(348)
Income before income taxes	$524	$390	$983	$680
_____________
(1)     Includes corporate headquarters and intersegment eliminations.
(2)    Other segment costs consist of company-funded R&D costs, selling and marketing costs and other General and Administrative (“G&A”) expenses, which include a portion of depreciation and amortization expenses that are disclosed by segment under the “Other Financial Information” heading below in this Note.
(3)     Second quarter and year to date 2025 reflect a $75 million gain recognized in connection with the monetization of certain legacy end-of-life assets.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unallocated Corporate Expenses. Total unallocated corporate expenses includes the portion of corporate costs not included in management’s evaluation of segment operating performance, such as amortization of intangibles; merger, acquisition, and divestiture-related expenses; business divestiture-related losses and any related impairment of goodwill; impairment of other assets; LHX NeXt implementation costs; a portion of management and administration, legal, environmental, compensation, retiree benefits, the FAS/Cost Accounting Standards (“CAS”) operating adjustment, eliminations and other.
LHX NeXt Initiative. LHX NeXt is our initiative to transform multiple functions, systems and processes to increase agility and competitiveness. The LHX NeXt effort is expected to continue into 2026 with non-recurring costs for workforce optimization, incremental information technology (“IT”) expenses for implementation of new systems, third party consulting and other costs.
Other Financial Information
The following table presents capital expenditures and depreciation and amortization by business segment:

	Second Quarter		Year to Date
(In millions)	2025	2024	2025	2024

Capital Expenditures
CS	$14	$12	$21	$18
IMS	15	28	35	68
SAS	24	31	43	84
AR	18	10	29	15
Corporate	17	16	19	27
Total capital expenditures	$88	$97	$147	$212

Depreciation and Amortization
CS	$13	$14	$26	$28
IMS	17	15	32	31
SAS	33	27	66	57
AR	13	14	25	23
Corporate	227	249	455	500
Total depreciation and amortization	$303	$319	$604	$639
Assets
Total assets by business segment were as follows:

(In millions)	June 27, 2025	January 3, 2025

CS	$7,106	$7,060
IMS	9,667	10,389
SAS	9,317	8,705
AR	4,823	4,826
Corporate(1)	10,327	11,021
Total assets	$41,240	$42,001
_______________
(1)Includes intangible assets acquired in connection with business combinations that benefit the entire Company of $7,261 million and $7,639 million as of June 27, 2025 and January 3, 2025, respectively. Corporate assets also include cash, income taxes receivable, deferred income taxes, deferred compensation plan assets, buildings and equipment and real estate held for development and leasing.

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

	Second Quarter
	2025				2024
(In millions)	CS	IMS	SAS	AR	CS	IMS	SAS	AR

Revenue By Customer Relationship
Prime contractor	$1,032	$1,171	$1,108	$161	$915	$1,084	$1,076	$168
Subcontractor(1)	327	429	666	532	409	574	618	455
Intersegment	17	22	13	5	22	13	13	10
Total segment	$1,376	$1,622	$1,787	$698	$1,346	$1,671	$1,707	$633

Revenue By Contract Type
Fixed-price(2)	$1,158	$1,248	$1,195	$450	$1,118	$1,304	$1,072	$380
Cost-type	201	352	579	243	206	354	622	243
Intersegment	17	22	13	5	22	13	13	10
Total segment	$1,376	$1,622	$1,787	$698	$1,346	$1,671	$1,707	$633

Revenue By Geographical Region
United States	$903	$1,234	$1,567	$597	$886	$1,221	$1,488	$613
International	456	366	207	96	438	437	206	10
Intersegment	17	22	13	5	22	13	13	10
Total segment	$1,376	$1,622	$1,787	$698	$1,346	$1,671	$1,707	$633

	Year to Date
	2025				2024
(In millions)	CS	IMS	SAS	AR	CS	IMS	SAS	AR

Revenue By Customer Relationship
Prime contractor	$2,027	$2,220	$2,116	$300	$1,828	$2,140	$2,184	$331
Subcontractor(1)	672	959	1,252	1,012	776	1,134	1,246	871
Intersegment	29	35	30	15	36	24	28	15
Total segment	$2,728	$3,214	$3,398	$1,327	$2,640	$3,298	$3,458	$1,217

Revenue By Contract Type
Fixed-price(2)	$2,319	$2,503	$2,189	$842	$2,183	$2,549	$2,180	$715
Cost-type	380	676	1,179	470	421	725	1,250	487
Intersegment	29	35	30	15	36	24	28	15
Total segment	$2,728	$3,214	$3,398	$1,327	$2,640	$3,298	$3,458	$1,217

Revenue By Geographical Region
United States	$1,747	$2,381	$2,943	$1,206	$1,811	$2,387	$2,995	$1,177
International	952	798	425	106	793	887	435	25
Intersegment	29	35	30	15	36	24	28	15
Total segment	$2,728	$3,214	$3,398	$1,327	$2,640	$3,298	$3,458	$1,217
_______________
(1)     Includes products and services to contractors whose customers are the end user.
(2)     Includes revenue derived from time-and-materials contracts.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE P: LEGAL PROCEEDINGS AND CONTINGENCIES
In the ordinary course of business, we are routinely defendants in, parties to or otherwise subject to many pending and threatened legal actions, claims, disputes, arbitration and other legal proceedings incident to our business, arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employment disputes; commercial or contractual disputes; acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitration awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. As of June 27, 2025, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. We cannot at this time estimate the reasonably possible loss or range of loss in excess of our accrual due to the inherent uncertainties and speculative nature of contested proceedings. Although it is not feasible to predict the outcome of these matters with certainty, based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence as of June 27, 2025 were reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
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
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was $648 million and $637 million as of June 27, 2025 and January 3, 2025, respectively. The current and non-current portions of our estimated environmental liability are included in the “Other current liabilities” and “Other non-current liabilities” line items, respectively, in our Condensed Consolidated Balance Sheet.
Some of these environmental costs are recoverable from the U.S. Government. We consider the recovery probable based on U.S. Government contracting regulations and, accordingly, record an asset for the recoverable portion of these reserves which was $472 million and $462 million, as of June 27, 2025 and January 3, 2025, respectively. The current and non-current portions of the recoverable costs are included in the “Other current assets” and “Other non-current assets” line items, respectively, in our Condensed Consolidated Balance Sheet.
NOTE Q: SUBSEQUENT EVENTS
On July 4, 2025, the President signed into law Congress’ reconciliation package, which includes significant amendments to the U.S. federal income tax code. Key provisions include the permanent reinstatement of immediate expensing for domestic research expenditures, the restoration of full expensing for qualified machinery, equipment and other short-lived assets, and several modifications to existing international tax provisions. These provisions were enacted subsequent to the end of our second quarter and, therefore, are not reflected in the accompanying Condensed Consolidated Financial Statements. We are currently evaluating the impact of these provisions and expect favorable cash tax benefits of $150 million and an increase to our ETR between 200 and 300 basis points for fiscal 2025. We expect to recognize its effects in our provision for income taxes beginning in third quarter 2025.

_____________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of L3Harris Technologies, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. and subsidiaries (the Company) as of June 27, 2025, the related condensed consolidated statements of operations, comprehensive income and equity for the quarter and two quarters ended June 27, 2025 and June 28, 2024, the condensed consolidated statements of cash flows for the two quarters ended June 27, 2025 and June 28, 2024, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
July 24, 2025

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
OVERVIEW
We are the Trusted Disruptor in the defense industry. With customers’ mission-critical needs always in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains in the interest of national security. We support government customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government, their prime contractors and international allies. Our products and services have defense and civil government applications, as well as commercial applications. The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 76% for year to date 2025.
U.S. and International Budget Environment
The U.S. and international budget environments are evolving rapidly within a dynamic geopolitical context, influenced by the new Administration and Congress, heightened geopolitical tensions, global security concerns, inflationary pressures, and overall macroeconomic conditions.
On March 15, 2025, the President signed into law a full-year Continuing Resolution (“CR”) for GFY 2025, funding the government through September 30, 2025, with $893 billion for defense funding, including $851 billion for the U.S. Department of Defense (“DoD”). This is in line with the 1% increase permitted by the Fiscal Responsibility Act of 2023 caps for GFY 2025. Notably, the CR provides funding at the account level, not the program level, allowing federal agencies more discretion with how they can prioritize funding for programs.
On May 2, 2025, the White House released a preliminary GFY 2026 budget that included a flat national defense topline of $893 billion (including $849 billion for DoD) and assumed an additional $119 billion from reconciliation funding in 2026 for a total of $1 trillion. The Administration requested $557 billion for non-defense funding, down from $721 billion in GFY 2025, resulting in material funding declines for some agencies, including a $6 billion cut to NASA.
On July 4, 2025, the President signed Congress’ reconciliation package which included $155 billion for national defense spending to fund DoD priorities, including priorities closely aligned with L3Harris interests and opportunities, such as Golden Dome, munitions, and shipbuilding, $165 billion for Department of Homeland Security priorities, $12.5 billion for the Federal Aviation Administration (“FAA”) for air traffic control modernization efforts and $10 billion for NASA. The Administration expects departments and agencies will be able to access significant amounts of this additional funding in GFY 2026, specifically noting they expect DoD will access $113 billion in GFY 2026. The reconciliation package also raises the debt ceiling by $5 trillion and enacts key changes to the federal tax code, further discussed under the “U.S. Federal Tax Reform” heading below. With reconciliation complete, Congress continues its work on the GFY 2026 appropriations and authorization bills.
Internationally, NATO allies have committed to spend 5% of GDP annually over the next decade, with 3.5% on core defense articles and another 1.5% on critical infrastructure, cyber and other key areas.
There are indications both the Administration and Congress are interested in defense acquisition reform efforts, including a recent Executive Order pushing DoD to use rapid acquisition measures and draft language from both the House and Senate Armed Services Committees that we are monitoring closely.
See our U.S. Government funding risks and the discussion of our international business risks within Part I. Item 1A. Risk Factors in our Fiscal 2024 Form 10-K.

_____________________________________________________________________

U.S. Federal Tax Reform
Congress’ reconciliation package includes significant amendments to the U.S. federal income tax code. Key provisions include the permanent reinstatement of immediate expensing for domestic research expenditures, the restoration of full expensing for qualified machinery, equipment and other short-lived assets, and several modifications to existing international tax provisions. These provisions were enacted subsequent to the end of second quarter 2025 and are not reflected in the accompanying Condensed Consolidated Financial Statements.
We expect favorable cash tax benefits of $150 million and an increase to our ETR between 200 and 300 basis points for fiscal 2025. We expect to recognize its effects in our provision for income taxes beginning in third quarter 2025. We are still evaluating the provisions of the legislation and the impact on our future financial position, results of operations, and cash flows.
Economic Environment
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
For a discussion of trade policy and macroeconomic related risks, see Part II. Item 1A. Risk Factors in our Form 10-Q for first quarter 2025, which is incorporated herein by reference, and Part I. Item 1A. Risk Factors in our Fiscal 2024 Form 10-K.

_____________________________________________________________________

RESULTS OF OPERATIONS
The second quarter 2025 and 2024 both include 13 weeks, while year to date 2025 and 2024 include 25 weeks and 26 weeks, respectively. Outcomes for specific periods, or year-over-year comparisons of results of operations and segment performance should be considered in this context.
Consolidated Results of Operations

	Second Quarter		Year to Date
(Dollars in millions, except per share amounts)	2025	2024	2025	2024

Revenue
Products	$3,708	$3,684	$7,274	$7,283
Services	1,718	1,615	3,284	3,227
Total revenue	5,426	5,299	10,558	10,510
Cost of revenue
Products	(2,716)	(2,660)	(5,312)	(5,254)
Services	(1,375)	(1,279)	(2,561)	(2,548)
Total cost of revenue	(4,091)	(3,939)	(7,873)	(7,802)
Gross margin	1,335	1,360	2,685	2,708
General and administrative expenses	(764)	(884)	(1,589)	(1,854)
Operating Income	571	476	1,096	854
Non-service FAS pension income and other, net	105	86	189	174
Interest expense, net	(152)	(172)	(302)	(348)
Income before income taxes	524	390	983	680
Income taxes	(66)	(23)	(139)	(28)
Effective Tax Rate	12.6%	5.9%	14.1%	4.1%
Net income	458	367	844	652
Noncontrolling interests, net of income taxes	—	(1)	—	(3)
Net income attributable to L3Harris	$458	$366	$844	$649

Diluted EPS	$2.44	$1.92	$4.48	$3.40
Revenue
The following table presents revenue from products and services by segment, net of intersegment eliminations:

	Second Quarter		Year to Date
(In millions)	2025	2024	2025	2024

CS	$1,167	$1,062	$2,313	$2,069
IMS	938	1,009	1,887	1,997
SAS	1,101	1,189	2,122	2,399
AR	502	424	952	818
Products revenue	$3,708	$3,684	$7,274	$7,283

CS	$192	$262	$386	$535
IMS	662	649	1,292	1,277
SAS	673	505	1,246	1,031
AR	191	199	360	384
Services revenue	$1,718	$1,615	$3,284	$3,227
Second Quarter Comparison. Products revenue increased $24 million, or 1%, due to higher products revenues of $105 million and $78 million in our CS and AR segments, respectively, partially offset by lower products revenues of $88 million and $71 million in our SAS and IMS segments, respectively.

_____________________________________________________________________

Services revenue increased $103 million, or 6%, primarily due to higher services revenues of $168 million in our SAS segment, partially offset by lower services revenue of $70 million in our CS segment.
Year to Date Comparison. Products revenue was flat, due to higher products revenues of $244 million and $134 million in our CS and AR segments, respectively, offset by lower products revenues of $277 million and $110 million in our SAS and IMS segments, respectively.
Services revenue increased $57 million, or 2%, primarily due to higher services revenue of $215 million in our SAS segment, partially offset by lower services revenue of $149 million in our CS segment.
See the “Business Segment Results of Operations” discussion below in this MD&A for further information.
Cost of Revenue
The following table presents cost of revenue from products and services by segment, net of intersegment eliminations:

	Second Quarter		Year to Date
(In millions)	2025	2024	2025	2024

CS	$(705)	$(612)	$(1,395)	$(1,214)
IMS	(746)	(800)	(1,458)	(1,556)
SAS	(854)	(909)	(1,680)	(1,837)
AR	(399)	(325)	(744)	(619)
Corporate	(12)	(14)	(35)	(28)
Cost of products revenue	$(2,716)	$(2,660)	$(5,312)	$(5,254)

CS	$(148)	$(242)	$(302)	$(463)
IMS	(528)	(479)	(1,007)	(960)
SAS	(539)	(407)	(977)	(830)
AR	(145)	(153)	(279)	(297)
Corporate	(15)	2	4	2
Cost of services revenue	$(1,375)	$(1,279)	$(2,561)	$(2,548)
Second Quarter Comparison. Cost of products revenue increased $56 million, or 2%, primarily due to higher cost of products revenues of $93 million and $74 million in our CS and AR segments, respectively, partially offset by lower cost of products revenues of $55 million and $54 million in our SAS and IMS segments, respectively.
Cost of services revenue increased $96 million, or 8%, primarily due to higher cost of services revenues of $132 million and $49 million in our SAS and IMS segments, respectively, partially offset by lower cost of services revenue of $94 million in our CS segment.
Year to Date Comparison. Cost of products revenue increased $58 million, or 1%, primarily due to higher cost of products revenues of $181 million and $125 million in our CS and AR segments, respectively, partially offset by lower cost of products revenues of $157 million and $98 million in our SAS and IMS segments, respectively.
Cost of services revenue increased $13 million, or 1%, primarily due to higher cost of services revenues of $147 million and $47 million in our SAS and IMS segments, respectively, partially offset by lower cost of services revenues of $161 million and $18 million in our CS and AR segments, respectively.
Gross Margin
Second Quarter Comparison. Gross margin decreased $25 million primarily due to a $62 million decrease from the March 2025 CAS disposal group divestiture and $20 million unfavorable change in net EAC adjustments, partially offset by favorable mix from higher margin revenue, primarily in our CS segment.
Year to Date Comparison. Gross margin decreased $23 million primarily due to a $67 million decrease from the March 2025 CAS disposal group divestiture and $60 million unfavorable change in net EAC adjustments, impacted by program execution on certain classified development programs in SAS, partially offset by favorable higher margin revenue mix, primarily in our CS segment.

_____________________________________________________________________

G&A Expenses
The following table presents the components of G&A expenses:

	Second Quarter		Year to Date
(In millions)	2025	2024	2025	2024

Amortization of intangibles	$(177)	$(194)	$(354)	$(391)
Company-funded R&D costs	(132)	(124)	(244)	(238)
Selling and marketing	(120)	(112)	(225)	(225)
LHX NeXt implementation costs(1)	(39)	(48)	(74)	(175)
Merger, acquisition, and divestiture-related expenses	(13)	(21)	(30)	(61)
Business divestiture-related losses	—	(24)	(17)	(24)
Other G&A expenses(2)	(283)	(361)	(645)	(740)
G&A expenses	$(764)	$(884)	$(1,589)	$(1,854)
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
(2)Includes other segment G&A expenses, primarily payroll and benefits, outside services, facilities, insurance, gains recognized from asset sales, and unallocated corporate department expenses.
Second Quarter Comparison. G&A expenses decreased $120 million, or 14%, primarily due to a decrease of $78 million in other G&A expenses, largely from a $75 million gain in IMS recognized in connection with the monetization of certain legacy end-of-life assets in second quarter 2025, and a decrease of $24 million in business divestiture-related losses, reflecting the pre-tax losses associated with the Antenna disposal group and then pending CAS disposal group divestitures in second quarter 2024.
Year to Date Comparison. G&A expenses decreased $265 million, or 14%, primarily due to $101 million lower LHX NeXt implementation costs, including a $51 million decrease in third-party consulting and a $30 million decrease in employee severance, a $75 million gain in IMS recognized in connection with the monetization of certain legacy end-of-life assets in second quarter 2025, $37 million lower amortization of intangibles and $31 million lower merger, acquisition and divestiture-related expenses.
Non-service FAS Pension Income and Other, net
Non-service FAS pension income and other, net increased $19 million and $15 million for second quarter and year to date, respectively, reflecting changes in the non-service cost components of net periodic benefit income under our defined benefit plans, as included in Note H: Retirement Benefits in the Notes, in addition to changes in other non-operating income and expenses, primarily changes in the market value of our rabbi trust assets.
Interest Expense, net
Interest expense, net decreased $20 million and $46 million for second quarter and year to date, respectively, primarily due to lower average outstanding notes under our CP Program during 2025. See Note G: Debt and Credit Arrangements in the Notes and the “Liquidity and Capital Resources” section below in this MD&A for further information.
Income Taxes
During interim periods, we estimate our global forecasted full-year ETR and apply that rate to year to date ordinary income in order to compute the year to date income tax provision. Although most items will be considered part of the forecasted full-year ETR, there are a number of items that are instead required to be recorded in the interim period in which they occur; such as certain changes in uncertain tax positions, the accrual of interest and penalties, changes in tax laws or rates, and other items as prescribed by GAAP. As a result, there may be quarterly fluctuations in our ETR and the results for the interim periods are not necessarily indicative of the results to be expected for the full year or future periods.
Second Quarter Comparison. Our ETR was 12.6% and 5.9% for second quarter 2025 and 2024, respectively. Second quarter 2025 ETR benefited from favorable impacts of resolution of audit uncertainties, R&D credits and tax deductions for FDII, partially offset by unfavorable impacts from a state legislative change that required us to establish a valuation allowance on R&D credit carryforwards and the CAS disposal group divestiture. Second quarter 2024 ETR benefited from favorable impacts of R&D credits, resolution of specific audit uncertainties and tax deductions for FDII.

_____________________________________________________________________

Year to Date Comparison. Our ETR was 14.1% and 4.1% for year to date 2025 and 2024, respectively. Year to date 2025 and 2024 ETR both benefited from favorable impacts of R&D credits, resolution of audit uncertainties and tax deductions for FDII. Year to date 2024 ETR further benefited from the favorable impact of excess tax benefits from equity-based compensation, while our year to date 2025 ETR was unfavorably impacted by the CAS disposal group divestiture and a state legislative change that required us to establish a valuation allowance on R&D credit carryforwards.
Diluted EPS
Diluted EPS increased 27% and 32% for second quarter and year to date, respectively, primarily due to higher net income from the combined effects of reasons noted in the sections above.
Business Segment Results of Operations
CS Segment
As of June 27, 2025, CS ending backlog was $7.0 billion.

	Second Quarter			Year to Date
(Dollars in millions)	2025	2024	% Inc/(Dec)	2025	2024	% Inc/(Dec)

Revenue	$1,376	$1,346	2%	$2,728	$2,640	3%
Operating income	336	329	2%	681	639	7%
Operating income as a percentage of revenue (“operating margin”)	24.4%	24.4%		25.0%	24.2%
Second Quarter Comparison. CS revenue increased primarily due to higher revenues of $23 million in Tactical Communications associated with increased international demand for our resilient communication equipment, partially offset by lower DoD demand.
CS operating income increased and operating margin remained flat primarily due to LHX NeXt driven cost savings and favorable mix, partially offset by the absence of $15 million net favorable settlement of legal matters in second quarter 2024.
Year to Date Comparison. CS revenue increased primarily due to higher revenue of $107 million in Tactical Communications from higher international volume on resilient communication equipment.
CS operating income increased primarily due to favorable higher margin international mix in Tactical Communications and LHX NeXt driven cost savings, partially offset by the absence of $15 million net favorable settlement of legal matters in second quarter 2024.
IMS Segment
As of June 27, 2025, IMS ending backlog was $9.9 billion.

	Second Quarter			Year to Date
(Dollars in millions)	2025	2024	% Inc/(Dec)	2025	2024	% Inc/(Dec)

Revenue	$1,622	$1,671	(3)%	$3,214	$3,298	(3)%
Operating income	214	200	7%	417	385	8%
Operating margin	13.2%	12.0%		13.0%	11.7%
Second Quarter Comparison. IMS revenue decreased primarily due to lower revenue of $138 million from the March 2025 CAS disposal group divestiture. Excluding the divestiture impact, IMS revenue increased $89 million, primarily due to $84 million of higher revenue in ISR from classified program ramp.
IMS operating income increased primarily due to a $75 million gain recognized in connection with the monetization of legacy end-of-life assets, aligned with our transformation and value creation priorities, in second quarter 2025, partially offset by a $25 million unfavorable EAC adjustment from the resolution of a contract matter related to lower utilization on the Canadian Maritime Helicopter Program as it nears completion and a $32 million decrease from the March 2025 CAS disposal group divestiture.
Year to Date Comparison. IMS revenue decreased primarily due to lower revenue of $123 million from the March 2025 CAS disposal group divestiture. Excluding the divestiture impact, IMS revenue increased $54 million,

_____________________________________________________________________

primarily due to $26 million of higher revenues in ISR from classified program ramp and $26 million in Targeting and Sensor Systems from higher commercially priced revenue for airborne electro-optical sensors.
IMS operating income increased primarily due to a $75 million gain recognized in connection with monetization of legacy end-of-life assets, aligned with our transformation and value creation priorities, in addition to improved program performance in Maritime, favorable mix impact from higher airborne electro-optical sensors volume and LHX NeXt driven cost savings. Such increases were partially offset by a $25 million unfavorable EAC adjustment from the resolution of a contract matter related to lower utilization on the Canadian Maritime Helicopter Program as it nears completion and a $32 million decrease from the March 2025 CAS disposal group divestiture.
SAS Segment
As of June 27, 2025, SAS ending backlog was $10.6 billion.

	Second Quarter			Year to Date
(Dollars in millions)	2025	2024	% Inc/(Dec)	2025	2024	% Inc/(Dec)

Revenue	$1,787	$1,707	5%	$3,398	$3,458	(2)%
Operating income	220	215	2%	396	431	(8)%
Operating margin	12.3%	12.6%		11.7%	12.5%
Second Quarter Comparison. SAS revenue increased primarily due to higher revenues of $132 million in Mission Networks from higher FAA volume and $25 million in Airborne Combat Systems from higher volume and improved program performance, partially offset by lower revenues of $52 million and $24 million in Space Systems and Intel & Cyber, respectively, from program timing, and a $32 million decrease from the May 2024 Antenna disposal group divestiture.
SAS operating income increased primarily due to a $19 million gain recognized in connection with monetization of legacy end-of-life assets aligned with our transformation and value creation priorities, improved program performance and LHX NeXt driven cost savings. Unfavorable mix partially offsets these increases and contributed to a decrease in operating margin.
Year to Date Comparison. SAS revenue decreased primarily due to lower revenues of $176 million in Space Systems from lower volume associated with program timing and the impact of negative EAC adjustments from challenges on certain classified development programs and $114 million in Airborne Combat Systems, reflecting a $76 million decrease from the May 2024 Antenna disposal group divestiture, with the remaining decrease primarily associated with lower classified program revenue. Such decreases were partially offset by higher revenue of $188 million in Mission Networks from higher FAA volume.
SAS operating income decreased primarily due to $44 million of unfavorable EAC adjustments from program execution challenges on certain classified development programs in Space Systems recognized during first quarter 2025, and unfavorable mix, partially offset by a $19 million gain recognized in connection with the monetization of legacy end-of-life assets aligned with our transformation and value creation priorities, and LHX NeXt driven cost savings.
AR Segment
As of June 27, 2025, AR ending backlog was $7.9 billion.

	Second Quarter			Year to Date
(Dollars in millions)	2025	2024	% Inc/(Dec)	2025	2024	% Inc/(Dec)

Revenue	$698	$633	10%	$1,327	$1,217	9%
Operating income	93	81	15%	169	158	7%
Operating margin	13.3%	12.8%		12.7%	13.0%
Second Quarter Comparison. AR revenue increased primarily due to higher revenue of $57 million in Missile Solutions from increased production volume on key missile and munitions programs and new program ramp.
AR operating income increased primarily due to higher volume and improved performance driven by LHX NeXt driven cost savings and a favorable contract resolution.
Year to Date Comparison. AR revenue increased primarily due to higher revenue of $119 million in Missile Solutions from increased production volume on key missile and munitions programs and new program ramp.

_____________________________________________________________________

AR operating income increased primarily due to higher volume and improved performance driven by LHX NeXt driven cost savings and a favorable contract resolution, partially offset by lower net favorable EAC adjustments. Operating margin was impacted by unfavorable mix.
Unallocated Corporate Expenses

	Second Quarter		Year to Date
(In millions)	2025	2024	2025	2024

Amortization of intangibles	$(193)	$(215)	$(387)	$(432)
LHX NeXt implementation costs	(39)	(48)	(74)	(175)
Merger, acquisition, and divestiture-related expenses	(13)	(21)	(30)	(61)
Business divestiture-related losses	—	(24)	(17)	(24)
Impairment of goodwill	—	(14)	—	(14)
FAS/CAS operating adjustment	3	6	6	13
Other unallocated corporate expenses	(50)	(33)	(65)	(66)
Unallocated corporate expenses	$(292)	$(349)	$(567)	$(759)
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
As of June 27, 2025, we had cash and cash equivalents of $482 million, of which $327 million was held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
CP Program. As of June 27, 2025, we had $985 million in outstanding notes under our CP Program. Our CP Program serves as a source of short-term financing under which we may issue unsecured commercial paper notes up to a maximum aggregate amount of $3.0 billion, supported by amounts available under our credit facilities, discussed below. From time to time, we use borrowings under the CP Program for general corporate purposes, including funding acquisitions, repaying debt, paying dividends, and repurchasing our common stock. See the “Financing Activities” discussion below in this MD&A for further information about our CP Program.
Credit Facilities. As of June 27, 2025, we had no outstanding borrowings under our credit facilities, had available borrowing capacity of $2,015 million, net of outstanding notes under our CP Program, and were in compliance with all covenants.
2025 Five-Year Credit Facility. On February 18, 2025, we established a new $2.5 billion, five-year senior unsecured revolving credit facility by entering into the 2025 Five-Year Credit Agreement. The 2025 Five-Year Credit Agreement replaced the prior $2.0 billion 2022 Credit Agreement.
2025 364-Day Credit Facility. On February 18, 2025, we established a new $500 million 364-day senior unsecured revolving credit facility by entering into the 2025 364-Day Credit Agreement. The 2025 364-Day Credit Agreement replaced the prior $1.5 billion 2024 Credit Agreement, which matured on January 24, 2025.
See Note G: Debt and Credit Arrangements in the Notes for further information regarding our credit facilities.

_____________________________________________________________________

Cash Flows
The following table provides a summary of our cash flow information:

	Year to Date
(In millions)	2025	2024

Cash and cash equivalents, beginning of period	$615	$560
Operating Activities:
Net income	844	652
Non-cash adjustments	544	444
Changes in working capital	(716)	(522)
Other, net	(74)	76
Net cash provided by operating activities	598	650
Net cash provided by (used in) investing activities	666	(58)
Net cash used in financing activities	(1,415)	(600)
Effect of exchange rate changes on cash and cash equivalents	18	(5)
Net decrease in cash and cash equivalents	(133)	(13)
Cash and cash equivalents, end of period	$482	$547
Operating Activities. The $52 million decrease in net cash provided by operating activities for year to date 2025 compared with year to date 2024 was primarily due to $194 million more cash used to fund working capital, primarily driven by timing of billing and collection activity, and cash used for settlement of a longstanding legal matter, partially offset by an increase in net income.
Investing Activities. The $724 million change in net cash provided by investing activities for year to date 2025 compared with net cash used in investing activities for year to date 2024 was primarily due to a $673 million increase in proceeds from sale of businesses, net of cash divested, and a $65 million decrease in capital expenditures. The increase in proceeds from sale of business, net of cash divested, reflects the March 2025 CAS disposal group divestiture, partially offset by the May 2024 Antenna disposal group divestiture.
Financing Activities. The $815 million increase in net cash used in financing activities for year to date 2025 compared with year to date 2024 was primarily due to an increase in cash used to repurchase common stock of $500 million and increase in repayments of long-term debt, net of issuances, of $245 million. Our primary financing activities are further discussed below.
Common Stock Repurchases. On January 28, 2021 and October 21, 2022, we announced that our Board of Directors (“Board”) approved share repurchase authorizations under our repurchase program of $6.0 billion, which was fully utilized in first quarter 2025, and $3.0 billion, respectively. During year to date 2025, we used $822 million of cash to repurchase 3.9 million shares of our common stock under our share repurchase program. As of June 27, 2025, we had $2.6 billion of remaining unused authorization under our repurchase program.
During year to date 2024, we used $322 million of cash to repurchase 1.5 million shares of our common stock under our share repurchase program. See “Liquidity and Capital Resources” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2024 Form 10-K and Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Report for further information regarding common stock repurchases.
Long-term debt. During year to date 2025, we repaid the entire outstanding $600 million aggregate principal amount of our 3.832% 2025 Notes with proceeds from the $600 million 5.50% 2054 Notes issued in fiscal 2024.
During year to date 2024, we closed the issuance and sale of $2.25 billion aggregate principal amount of long-term fixed-rate debt consisting of 5.05% notes, due June 2029, 5.25% notes, due June 2031 and 5.35% notes, due June 2034 and used the proceeds to repay the entire outstanding $2.25 billion, variable rate-term loan facility utilized to finance the fiscal 2023 acquisition of Tactical Data Links. Additionally, we repaid $350 million aggregate principal amount of our 3.950% notes, due May 28, 2024.
As of June 27, 2025, we had $11.1 billion of outstanding long-term debt, net, including the current portion of long-term debt, net of $141 million. The current portion primarily consists of the $100 million 7.00% debentures, due January 15, 2026.

_____________________________________________________________________

CP Program. During year to date 2025, our CP Program had a maximum outstanding balance of $1.8 billion and a daily average outstanding balance of $1.3 billion. During year to date 2024, our CP Program had a maximum outstanding balance of $2.8 billion and daily average outstanding balance of $2.4 billion. While we continue to expect balances under the CP Program to remain elevated as compared to historical norms through fiscal 2025, we expect to utilize cash from operations to lower the outstanding balance by the end of fiscal 2025.
Dividends. On February 28, 2025, we announced that our Board increased the quarterly per share cash dividend rate on our common stock to $1.20 from $1.16, the 24th consecutive annual dividend increase. During year to date 2025 and 2024, we paid $453 million and $445 million in dividends, respectively. See Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Fiscal 2024 Form 10-K for further information regarding our dividends.
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
Defined Benefit Plan Contributions. As of June 27, 2025, we had net defined benefit plan assets of $868 million, the majority of which pertain to our U.S. qualified defined benefit pension plans. We intend to contribute annually no less than the required minimum funding thresholds to these pension plans and do not expect to make material contributions in fiscal 2025. Future required contributions will depend primarily on the actual return on plan assets and the discount rate used to measure the benefit obligation at the end of each year.
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
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, availability under our senior unsecured credit facilities and our CP Program and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program and repayments of our debt securities at maturity for the next 12 months and the reasonably foreseeable future thereafter. Our capital expenditures for fiscal 2025 are expected to be approximately 2% of revenue. See “Cash Requirements” in this MD&A and “Capital Resources”, “Cash Requirements” and “Commercial Commitments” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2024 Form 10-K, for further information regarding our cash requirements.
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

_____________________________________________________________________

Fiscal 2025 Impairment Tests. Information on interim impairment tests can be found in “Critical Accounting Estimates– Fiscal 2025 Impairment Tests” in Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-Q for first quarter 2025, which is incorporated herein by reference. These assessments indicated no impairment existed.
Impact of Recently Issued Accounting Pronouncements
There have been no new accounting pronouncements that became effective during year to date 2025 that have had a material impact on our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Other than the repayment of long-term debt discussed in the Liquidity and Capital Resources section of Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations above, there were no material changes during year to date 2025, with respect to our exposure to market risk as discussed in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2024 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15 under the Exchange Act, management, with the participation of our principal executive officer, our Chief Executive Officer (“CEO”), and our principal financial officer, our Chief Financial Officer (“CFO”), carried out an evaluation of the Company’s disclosure controls and procedures as of June 27, 2025. Based on this evaluation, the CEO and CFO concluded that as of June 27, 2025, our disclosure controls and procedures were designed at the reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control
There have been no changes in our internal control over financial reporting that occurred during second quarter 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth in Part I. Item 1A. Risk Factors in our Fiscal 2024 Form 10-K. Except for the additional risk factor included in Part II. Item 1A. Risk Factors in our Form 10-Q for first quarter 2025, which is incorporated herein by reference, there have been no material changes to the risk factors disclosed in our Fiscal 2024 Form 10-K. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flows and equity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases by us of our common stock during second quarter 2025:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)

Month No. 1
(March 29, 2025 - April 25, 2025)
Repurchase program(1)	925,262	$211.04	925,262	$2,616
Employee transactions(2)	3,100	$208.86	—	—
Month No. 2
(April 26, 2025 - May 23, 2025)
Repurchase program(1)	208,969	$218.45	208,969	$2,570
Employee transactions(2)	2,371	$219.07	—	—
Month No. 3
(May 24, 2025 - June 27, 2025)
Repurchase program(1)	44,382	$246.92	44,382	$2,559
Employee transactions(2)	241	$243.22	—	—
Total	1,184,325		1,178,613	$2,559
_______________
* Periods represent our fiscal months.
(1) On January 28, 2021 and October 21, 2022, we announced that our Board approved share repurchase authorizations under our repurchase program of $6.0 billion and $3.0 billion, respectively. The $6.0 billion program was fully utilized during first quarter 2025. Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof.
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
During second quarter 2025, we did not issue or sell any unregistered equity securities.

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
The following table includes the material terms (other than with respect to the price) of each 10b5-1 Plan adopted or terminated by our executive officers and directors during second quarter 2025:

Name and title	Date of adoption of 10b5-1 Plan(1)	Scheduled expiration date of 10b5-1 Plan(2)	Aggregate number of shares of common stock to be purchased or sold(3)

Christopher E. Kubasik Chair and CEO	April 28, 2025	September 9, 2025	Up to 147,411 shares underlying options expiring in 2027
	June 13, 2025	December 11, 2025	Up to 97,171 shares underlying options expiring in 2028
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
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:

(10.1)     Amendment Number Three to the L3Harris Technologies, Inc. Retirement Savings Plan (Amended and Restated Effective January 1, 2025), dated March 31, 2025, incorporated by reference to Exhibit 10.5 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2025. (Commission File Number 1-3863).
(10.2)     Amendment Number Four to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2025), dated May 12, 2025.
(13)      The following portions of L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2025, which portions are incorporated herein by reference: information under the “Reallocation of Goodwill in Business Realignment” heading in Note E: Goodwill and Intangible Assets; information under the “Pension Group Annuity Purchase” heading in Note H: Retirement Benefits, information under the section headed “Critical Accounting Estimates– Fiscal 2025 Impairment Tests” in Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and the additional risk factor included in Part II. Item 1A. Risk Factors. (Commission File Number 1-3863).
(15)     Letter Regarding Unaudited Interim Financial Information.
(31.1)     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32)      Section 1350 Certification.
(101)     The financial information from L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.
(104) Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

_____________________________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: July 24, 2025	By:	/s/ KENNETH L. BEDINGFIELD
Kenneth L. Bedingfield
Senior Vice President, Chief Financial Officer and President, Aerojet Rocketdyne (Principal Financial Officer and Duly Authorized Officer)

_____________________________________________________________________