Form 10-Q
period 2025-10-03
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2025-10-30
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of October 24, 2025 was 187,052,847.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For Third Quarter 2025
This Quarterly Report on Form 10-Q (this “Report”) contains trademarks, service marks and registered marks of L3Harris Technologies, Inc. and its subsidiaries. All other trademarks are the property of their respective owners.

_____________________________________________________________________

Cautionary Statement Regarding Forward-Looking Statements
This Report contains forward-looking statements within the meaning of federal securities laws that involve risks, uncertainties and assumptions that could cause our results to differ materially from such forward-looking statements. Examples include, but are not limited to, statements concerning: our plans, strategies and objectives for future operations; new products, systems, technologies, services or developments; future economic conditions, performance or outlook, including expectations regarding trade policies; future political or budget conditions; the outcome of contingencies or litigation; expected contractual backlog recognition; effective tax rate forecast; the potential level of share repurchases, dividends or pension contributions; capital expenditures and capital structure; other financial items; and assumptions underlying any of the foregoing. Terminology, such as “believes,” “expects,” “may,” “could,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words or expressions may also identify forward-looking statements.
You should not place undue reliance on forward-looking statements, which reflect our management’s current expectations, estimates, projections and assumptions and information currently available to our management as of the date of filing of this Report and are not guarantees of future performance or actual results. Important risks that could cause our results to differ materially from those expressed in or implied by these forward-looking statements or from our historical results include, but are not limited to, risks arising from: our dependence on competitive markets from U.S. Government customers; changes in contract mix; inflation; unilateral contract action by the U.S. Government and the impacts of the government shutdown; uncertain economic conditions; future geopolitical events; supply chain disruptions; impact of LHX NeXt costs and savings; indebtedness; commercial paper balances; defined benefit plan liabilities and returns; interest rates; changes in trade policy, including tariffs; and other market factors. These important risks and other disclosures are described more fully in Part I. Item 1A. Risk Factors in our Fiscal 2024 Form 10-K and in Part II. Item 1A. Risk Factors of this Report.
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

_____________________________________________________________________

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Third Quarter		Year to Date
(In millions, except per share amounts)	2025	2024	2025	2024

Revenue	$5,659	$5,292	$16,217	$15,802
Cost of revenue	(4,165)	(3,873)	(12,038)	(11,675)
General and administrative expenses	(873)	(924)	(2,462)	(2,778)
Operating income	621	495	1,717	1,349
Non-service FAS pension income and other, net(1)	98	101	287	275
Interest expense, net	(152)	(166)	(454)	(514)
Income before income taxes	567	430	1,550	1,110
Income taxes	(105)	(26)	(244)	(54)
Net income	462	404	1,306	1,056
Noncontrolling interests, net of income taxes	—	(4)	—	(7)
Net income attributable to L3Harris	$462	$400	$1,306	$1,049

Earnings per share attributable to common shareholders
Basic	$2.47	$2.11	$6.96	$5.53
Diluted	$2.46	$2.10	$6.92	$5.50
_______________
(1)“FAS” is defined as Financial Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Third Quarter		Year to Date
(In millions)	2025	2024	2025	2024

Net income	$462	$404	$1,306	$1,056
Other comprehensive (loss) income, net of income taxes:
Foreign currency translation and other, net	(1)	48	67	24
Pension and other postretirement benefits	—	—	(43)	3
Other comprehensive (loss) income recognized during the period	(1)	48	24	27
Reclassification adjustments for gains included in net income	(8)	(8)	(29)	(23)
Other comprehensive (loss) income	(9)	40	(5)	4
Other comprehensive income	453	444	1,301	1,060
Comprehensive income attributable to noncontrolling interest	—	(4)	—	(7)
Other comprehensive income attributable to L3Harris	$453	$440	$1,301	$1,053
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions, except shares)	October 3, 2025	January 3, 2025

Assets
Current assets
Cash and cash equivalents	$339	$615
Receivables, net	1,528	1,072
Contract assets	3,677	3,230
Inventories, net	1,291	1,330
Income taxes receivable	281	379
Other current assets	477	461
Assets of business held for sale	—	1,131
Total current assets	7,593	8,218
Non-current assets
Property, plant and equipment, net	2,761	2,806
Goodwill	20,370	20,325
Intangible assets, net	7,072	7,639
Deferred income taxes	87	120
Other non-current assets	3,131	2,893
Total assets	$41,014	$42,001

Liabilities and equity
Current liabilities
Short-term debt	$725	$515
Accounts payable	1,902	2,005
Contract liabilities	2,231	2,142
Compensation and benefits	486	419
Other current liabilities	1,294	2,317
Liabilities of business held for sale	—	235
Total current liabilities	6,638	7,633
Non-current liabilities
Long-term debt, net of current portion of $120 and $640, respectively	10,997	11,081
Deferred income taxes	1,039	942
Other non-current liabilities	2,808	2,766
Total liabilities	21,482	22,422
Equity
Shareholders’ Equity:
Common stock, $1.00 par value; 500,000,000 shares authorized; issued and outstanding 187,166,752 and 189,794,911 shares at October 3, 2025 and January 3, 2025, respectively	187	190
Paid-in capital	15,152	15,558
Retained earnings	4,171	3,739
Accumulated other comprehensive income	22	27
Total shareholders’ equity	19,532	19,514
Noncontrolling interests	—	65
Total equity	19,532	19,579
Total liabilities and equity	$41,014	$42,001
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Year to Date
(In millions)	2025	2024

Operating Activities
Net income	$1,306	$1,056
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	913	963
Share-based compensation	83	76
Net periodic benefit income	(216)	(215)
Share-based matching contributions under defined contribution plans	200	199
Deferred income taxes	151	220
(Increase) decrease in:
Receivables, net	(474)	163
Contract assets	(454)	(372)
Inventories, net	53	46
Other current assets	(18)	(32)
Increase (decrease) in:
Accounts payable	(93)	(45)
Contract liabilities	91	(150)
Compensation and benefits	67	(145)
Other current liabilities	(495)	59
Income taxes	144	(258)
Other operating activities	(114)	(135)
Net cash provided by operating activities	1,144	1,430
Investing Activities
Capital expenditures	(266)	(290)
Proceeds from sales of businesses, net of cash divested	831	158
Other investing activities	(28)	(19)
Net cash provided by (used in) investing activities	537	(151)
Financing Activities
Proceeds from issuances of long-term debt, net	—	2,826
Repayments of long-term debt	(614)	(2,609)
Change in commercial paper, maturities under 90 days, net	210	93
Proceeds from commercial paper, maturities over 90 days	—	688
Repayments of commercial paper, maturities over 90 days	—	(1,205)
Repurchases of common stock	(998)	(512)
Dividends paid	(678)	(665)
Other financing activities	105	75
Net cash used in financing activities	(1,975)	(1,309)
Effect of exchange rate changes on cash and cash equivalents	18	9
Net decrease in cash and cash equivalents	(276)	(21)
Cash and cash equivalents, beginning of period	615	560
Cash and cash equivalents, end of period	$339	$539
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	Third Quarter		Year to Date
(In millions, except per share amounts)	2025	2024	2025	2024

Common Stock
Beginning balance	$187	$190	$190	$190
Share-based compensation	1	—	2	2
Repurchases and retirement of common stock	(1)	—	(5)	(2)
Ending balance	187	190	187	190
Paid-in Capital
Beginning balance	15,090	15,516	15,558	15,553
Share-based compensation and other, net	201	127	391	355
Repurchases and retirement of common stock	(139)	(156)	(797)	(421)
Ending balance	15,152	15,487	15,152	15,487
Retained Earnings
Beginning balance	3,970	3,368	3,739	3,220
Net income and other	462	401	1,306	1,049
Repurchases and retirement of common stock	(36)	(34)	(196)	(89)
Cash dividends	(225)	(220)	(678)	(665)
Ending balance	4,171	3,515	4,171	3,515
Accumulated Other Comprehensive Income (Loss)
Beginning balance	31	(234)	27	(198)
Other comprehensive income, net of income taxes	(9)	40	(5)	4
Ending balance	22	(194)	22	(194)
Noncontrolling Interests
Beginning balance	—	64	65	64
Derecognized with divestiture	—	—	(63)	—
Net income and other	—	—	(2)	—
Ending balance	—	64	—	64
Total Equity	$19,532	$19,062	$19,532	$19,062
Cash dividends per share	$1.20	$1.16	$3.60	$3.48

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
Our fiscal year is based on a 52- or 53-week period ending on the Friday nearest December 31. The fiscal quarters ended October 3, 2025 (“third quarter 2025”) and September 27, 2024 (“third quarter 2024”) include 14 and 13 weeks, respectively. The year-to-date periods ended October 3, 2025 (“year to date 2025”) and September 27, 2024 (“year to date 2024”) both include 39 weeks.
Description of Business Segments
We structure our operations primarily around the products, systems and services we sell and the markets we serve and report our financial results in the following four reportable segments:
Communication Systems (“CS”): Software defined communication products and waveforms for domestic and international customers; broadband communications; integrated vision solutions; and public safety radios, system applications and equipment; and
Integrated Mission Systems (“IMS”): Multi-mission intelligence, surveillance and reconnaissance (“ISR”) systems; passive sensing and targeting; electronic attack platforms; autonomy; power and communications; networks; and Commercial Aviation Solutions (“CAS disposal group”), which includes aviation products and pilot training operations and was divested on March 28, 2025; and
Space & Airborne Systems (“SAS”): Satellites and space payloads, sensors and full-mission solutions; classified intelligence and cyber; airborne combat systems; and mission networks for air traffic management operations; and
Aerojet Rocketdyne (“AR”): Missile solutions with propulsion technologies for strategic defense, missile defense, hypersonic and tactical systems and fuzing; and space propulsion and power systems for national security and space exploration missions.
Business realignment. Effective in first quarter 2025, we realigned our fuzing and ordnance (“FOS”) business from our IMS segment to our AR segment. Information on the reallocation of goodwill in connection with the realignment can be found under the “Reallocation of Goodwill in Business Realignment” heading in Note E: Goodwill and Intangible Assets in our Form 10-Q for first quarter 2025, which information is incorporated herein by reference.
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
Recently Issued Accounting Pronouncements
Accounting pronouncements issued during third quarter 2025, but not yet adopted, are not expected to have a material impact on our operating results, financial position, or cash flows. For information on accounting pronouncements issued prior to third quarter 2025, see Note 1: Significant Accounting Policies in our Fiscal 2024 Form 10-K.
NOTE B: EARNINGS PER SHARE (“EPS”)
EPS is calculated as net income attributable to common shareholders divided by our weighted-average number of basic or diluted common shares outstanding. Potential dilutive common shares primarily consist of employee stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”).
The weighted-average number of shares outstanding used to compute basic and diluted EPS are as follows:

	Third Quarter		Year to Date
(In millions)	2025	2024	2025	2024

Basic weighted-average common shares outstanding	187.1	189.6	187.6	189.7
Impact of dilutive share-based awards	1.0	0.9	1.0	1.0
Diluted weighted-average common shares outstanding	188.1	190.5	188.6	190.7
Anti-dilutive share-based awards excluded from diluted EPS were 2.0 million for year to date 2025 and 1.0 million and 2.7 million for third quarter and year to date 2024, respectively. There were no anti-dilutive share-based awards excluded from diluted EPS for third quarter 2025.

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
Contract assets and contract liabilities are summarized below:

(In millions)	October 3, 2025	January 3, 2025

Contract assets	$3,677	$3,230
Contract liabilities, current	(2,231)	(2,142)
Contract liabilities, non-current(1)	(94)	(91)
Net contract assets	$1,352	$997
_______________
(1)Included as a component of the “Other non-current liabilities” line item in our Condensed Consolidated Balance Sheet.
During third quarter and year to date 2025, we recognized revenue of $270 million and $1,485 million, respectively, related to contract liabilities that were outstanding as of January 3, 2025. During third quarter and year to date 2024, we recognized revenue of $193 million and $1,241 million, respectively, related to contract liabilities that were outstanding as of December 29, 2023.
NOTE D: INVENTORIES, NET
Inventories, net are summarized below:

(In millions)	October 3, 2025	January 3, 2025

Finished products	$268	$211
Work in process	327	332
Materials and supplies	696	787
Inventories, net	$1,291	$1,330
NOTE E: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill, by business segment, were as follows:

(In millions)	CS	IMS	SAS	AR	Total

Balance as of January 3, 2025(1)	$4,938	$6,422	$5,999	$2,966	$20,325
Currency translation adjustments	—	19	26	—	45
Balance as of October 3, 2025	$4,938	$6,441	$6,025	$2,966	$20,370
_______________
(1)Balances reflect impact of FOS business realignment from our IMS segment to our AR segment effective in first quarter 2025, as discussed under the “Reallocation of Goodwill in Business Realignment” heading in Note E: Goodwill and Intangible Assets in our Form 10-Q for first quarter 2025, which information is incorporated herein by reference.

Accumulated goodwill impairment losses in our CS, SAS and AR segments were $355 million, $80 million and $172 million, respectively, as of both October 3, 2025 and January 3, 2025. Accumulated goodwill impairment losses in our IMS segment were $195 million and $954 million as of October 3, 2025 and January 3, 2025, respectively. IMS accumulated impairment losses decreased $759 million in first quarter 2025 in connection with the CAS disposal group divestiture.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Intangible Assets
Intangible assets, net are summarized below:

	October 3, 2025			January 3, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Finite-lived
Customer relationships	$8,833	$(3,999)	$4,834	$8,817	$(3,470)	$5,347
Developed technologies	852	(533)	319	849	(482)	367
Trade names and other	192	(76)	116	188	(66)	122
Indefinite-lived
Trade name	1,803	—	1,803	1,803	—	1,803
Intangible assets, net	$11,680	$(4,608)	$7,072	$11,657	$(4,018)	$7,639
Amortization expense for intangible assets was $192 million and $579 million for third quarter and year to date 2025, respectively, and $210 million and $642 million for third quarter and year to date 2024, respectively.
The following table presents future estimated amortization expense for intangible assets:

(In millions)

Next 12 months	$718
Months 13-24	570
Months 25-36	518
Months 37-48	439
Months 49-60	421
Thereafter	2,603
Total	$5,269
NOTE F: INCOME TAXES
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing amendments to the U.S. federal income tax code, including permanent reinstatement of immediate expensing for domestic research expenditures, a reduction in the benefit of the research and development (“R&D”) credit, restoration of full expensing for qualified machinery, equipment and other short-lived assets, and several modifications to existing international tax provisions. Certain provisions are effective for 2025, the effects of which have been recognized in third quarter 2025 and are reflected in the Condensed Consolidated Financial Statements and these Notes. Certain other provisions are effective in future fiscal years.

	Third Quarter		Year to Date
(In millions)	2025	2024	2025	2024

Income tax expense	$(105)	$(26)	$(244)	$(54)
Effective tax rate (“ETR”)	18.5%	6.0%	15.7%	4.9%
ETR for all periods benefited from favorable impacts of R&D credits, tax deductions for foreign derived intangible income (“FDII”) and adjustments recognized upon finalization of our tax returns. Both year to date 2025 and 2024 ETR also benefited from favorable resolution of audit uncertainties.
The increase in ETR for third quarter 2025 compared with third quarter 2024 was primarily due to the enactment of OBBBA and the CAS disposal group divestiture, representing unfavorable impacts of 7.4% and 3.7%, respectively.
The increase in ETR for year to date 2025 compared with year to date 2024 was primarily due to the enactment of OBBBA, the CAS disposal group divestiture, and a state legislative change that required us to establish a valuation allowance on state R&D credit carryforwards, representing unfavorable impacts of 3.9%, 3.5% and 2.1%, respectively.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE G: DEBT AND CREDIT ARRANGEMENTS
Long-Term Debt
Long-term debt is summarized below:

(In millions)	October 3, 2025	January 3, 2025

Fixed-rate debt(1)	$10,876	$11,476
Finance lease obligations and other	284	288
Unamortized discounts and issuance costs, net of bond premium	(43)	(43)
Total long-term debt	11,117	11,721
Less: current portion(2)	120	640
Long-term debt, net of current portion	$10,997	$11,081
_______________
(1)See Note 8: Debt and Credit Arrangements in our Fiscal 2024 Form 10-K for information on our fixed-rate debt.
(2)Included in “Other current liabilities” line item in our Condensed Consolidated Balance Sheet.

Repayments. On April 27, 2025, we repaid the entire outstanding $600 million of our 3.832% notes, due April 27, 2025 (“3.832% 2025 Notes”) with proceeds from the issuance and sale of $600 million 5.50% notes, due August 15, 2054 (“5.50% 2054 Notes”) in fiscal 2024.
Fair Value. As of October 3, 2025 and January 3, 2025, the estimated fair value of long-term debt was $11.3 billion and $11.5 billion, respectively. These values were estimated using a market approach based on quoted market prices for our debt in the secondary market and would be classified as Level 2 in the fair value hierarchy. See Note K: Fair Value Measurements in these Notes for further information on fair value.
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
As of October 3, 2025 and January 3, 2025, we had $725 million and $515 million in outstanding notes under our CP Program, respectively, which is included in the “Short-term debt” line item in our Condensed Consolidated Balance Sheet. The outstanding notes under our CP Program had a weighted-average interest rate of 4.35% and 4.70% as of October 3, 2025 and January 3, 2025, respectively.
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
As of October 3, 2025, we had no outstanding borrowings under either the 2025 Five-Year Credit Agreement or the 2025 364-Day Credit Agreement, had available borrowing capacity of $2.3 billion, net of outstanding borrowings under our CP Program and were in compliance with all covenants under both aforementioned credit agreements.
NOTE H: RETIREMENT BENEFITS
The components of net periodic benefit income for our defined benefit pension plans and other postretirement benefit plans (“other benefits”) (collectively, “defined benefit plans”) were as follows:

	Third Quarter
	2025			2024
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Operating
Service cost(1)	$7	$—	$7	$8	$—	$8
Non-operating
Interest cost	77	3	80	99	3	102
Expected return on plan assets	(136)	(6)	(142)	(165)	(5)	(170)
Amortization of net actuarial gains	(1)	(3)	(4)	(1)	(4)	(5)
Amortization of prior service credits	(7)	—	(7)	(7)	—	(7)
Non-service cost net periodic benefit income(2)	(67)	(6)	(73)	(74)	(6)	(80)
Net periodic benefit income	$(60)	$(6)	$(66)	$(66)	$(6)	$(72)

	Year to Date
	2025			2024
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Operating
Service cost(1)	$19	$1	$20	$25	$1	$26
Non-operating
Interest cost	242	8	250	296	8	304
Expected return on plan assets	(423)	(16)	(439)	(495)	(15)	(510)
Amortization of net actuarial gains	(4)	(10)	(14)	(3)	(13)	(16)
Amortization of prior service (credits) costs	(20)	1	(19)	(20)	1	(19)
Effect of settlements	(14)	—	(14)	—	—	—
Non-service cost net periodic benefit income(2)	(219)	(17)	(236)	(222)	(19)	(241)
Net periodic benefit income	$(200)	$(16)	$(216)	$(197)	$(18)	$(215)
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

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Pension Group Annuity Purchase
In first quarter 2025, we executed nonparticipating single premium group annuity contracts to transfer $1.2 billion of our Consolidated Pension Plan benefit obligation to an insurance provider. For additional information, see the “Pension Group Annuity Purchase” heading in Note H: Retirement Benefits in our Form 10-Q for first quarter 2025, which information is incorporated herein by reference.
NOTE I: SHARE-BASED COMPENSATION
As of October 3, 2025, we had stock options and other share-based compensation awards outstanding under our 2024 Equity Incentive Plan and predecessor plans (collectively, the “L3Harris SIPs”).
Awards granted to participants under the L3Harris SIPs and the weighted-average grant-date fair value per share or unit were as follows:

	Year to Date
	2025		2024
(In thousands, except per share/unit amounts)	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit

Stock option shares granted(1)	388	$49.20	415	$50.99
RSUs granted(2)	237	214.88	151	214.00
PSUs granted(3)	185	217.67	172	230.09
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
The aggregate number of shares of our common stock issued under the L3Harris SIPs, net of shares withheld for tax purposes, was 0.7 million and 1.1 million for third quarter and year to date 2025, respectively, and 0.4 million and 1.2 million for third quarter and year to date 2024, respectively.
Share-based compensation expense was $35 million and $83 million for third quarter and year to date 2025, respectively, and $23 million and $76 million for third quarter and year to date 2024, respectively.
NOTE J: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Changes in the components of accumulated other comprehensive income (loss), net of income taxes, were as follows:

(In millions)	Foreign currency translation and other, net(1)	Pension and other postretirement benefits(2)	Total accumulated other comprehensive income (loss)

Balance at January 3, 2025	$(331)	$358	$27
Other comprehensive income (loss) before reclassifications	67	(43)	24
Losses (gains) reclassified to earnings	15	(44)	(29)
Other comprehensive income (loss)	82	(87)	(5)
Balance at October 3, 2025	$(249)	$271	$22

Balance at December 29, 2023	$(266)	$68	$(198)
Other comprehensive income before reclassifications	24	3	27
Losses (gains) reclassified to earnings	4	(27)	(23)
Other comprehensive income (loss)	28	(24)	4
Balance at September 27, 2024	$(238)	$44	$(194)
_______________
(1)Other, net consists of hedging derivatives.
(2)For additional information see Note H: Retirement Benefits in these Notes.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE K: FAIR VALUE MEASUREMENTS
We measure certain assets and liabilities at fair value on a recurring basis utilizing a three-level fair value hierarchy that prioritizes inputs based on market observability:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than quoted prices included within Level 1, including: quoted prices for similar assets or liabilities in active or inactive markets; quoted prices for identical assets or liabilities in inactive markets; and inputs derived from or corroborated by observable market data.
•Level 3 — Unobservable inputs with little or no market activity that are significant to the fair value of the assets or liabilities and reflect our assumptions about market participants’ pricing, using the best available information.
We utilize observable inputs whenever available. In certain instances, fair value is estimated using quoted market prices from external pricing services. We assess the methodologies of these services to ensure valuations reflect fair value, including net asset value (“NAV”). The NAV reported by an asset manager may be adjusted when sufficient evidence indicates NAV is not representative of fair value.
Deferred Compensation Plans
We sponsor certain non-qualified deferred compensation plans which are measured at fair value on a recurring basis in our Condensed Consolidated Balance Sheet. Deferred compensation plan assets represent diversified assets held in rabbi trusts, which include marketable equity and fixed income securities (Level 1) and corporate-owned life insurance (”COLI”) contracts measured at NAV. Liabilities represent participant balances in marketable equity securities (Level 1) and common/collective trusts (“CCTs”) and guaranteed investment contracts (“GICs”) measured at NAV based on participant designed investment options.
The following table summarizes our deferred compensation plan assets and liabilities:

	October 3, 2025		January 3, 2025
(In millions)	Total	Level 1	Total	Level 1

Assets
Equity and fixed income securities	$252	$252	$219	$219
COLI, measured at NAV	37		41
Deferred compensation plan assets(1)	$289		$260

Liabilities
Equity securities	$14	$14	$10	$10
CCTs and GICs, measured at NAV	404		357
Deferred compensation plan liabilities(2)	$418		$367
_______________
(1)Included in the “Other current assets” and “Other non-current assets” line items in our Condensed Consolidated Balance Sheet.
(2)Included in the “Compensation and benefits” and “Other non-current liabilities” line items in our Condensed Consolidated Balance Sheet.
NOTE L: CHANGES IN ESTIMATES
Many of our contracts utilize the POC cost-to-cost method of revenue recognition. A single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with those expectations. Due to the long-term nature of many of these contracts, developing the estimated total cost at completion and total transaction price often requires judgment. After establishing the estimated total cost at completion, we follow a standard estimate at completion (“EAC”) process in which we review the progress and performance on our ongoing contracts. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, there are many reasons estimated contract costs can increase, including: (i) supply chain disruptions, inflation and labor issues; (ii) design or other development challenges; and (iii) program execution challenges (including technical schedule or quality issues and other performance concerns). Additionally, as the contract progresses, our estimates of total transaction price may increase or decrease if, for example, we receive incentive or award fees that are higher or lower than expected.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For additional discussion of our revenue recognition policies and our EAC process, see “Critical Accounting Estimates” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2024 Form 10-K.
The following table presents the effect of aggregate net EAC adjustments:

	Third Quarter		Year to Date
(In millions, except per share amounts)	2025	2024	2025	2024

Revenue	$45	$48	$119	$135
Operating income	27	—	(14)	19
Net income(1)	20	—	(11)	15
Diluted EPS	0.10	—	(0.06)	0.08
_______________
(1)Based on a 25 percent federal and state statutory tax rate.
NOTE M: CONTRACTUAL BACKLOG
Contractual backlog, which is the equivalent of our remaining performance obligations, represents the future revenue we expect to recognize as we perform on our current contracts. Contractual backlog comprises both funded backlog (i.e., firm orders for which funding is authorized and appropriated) and unfunded backlog (i.e., orders for which funds have not been appropriated and/or incrementally funded). Contractual backlog excludes unexercised contract options and potential orders under ordering-type contracts, such as indefinite-delivery, indefinite-quantity contracts.
As of October 3, 2025, our contractual backlog was $36.3 billion. We expect to recognize approximately 45% of our contractual backlog as revenue over the next twelve months and 65% as revenue over the next twenty-four months, with the remainder to be recognized thereafter.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE N: DIVESTITURES
CAS Disposal Group
On March 28, 2025, we completed the sale of our CAS disposal group, for cash proceeds, net of cash divested, of $831 million. The CAS disposal group, which provided integrated aircraft avionics, pilot training and data analytics services for the commercial aviation industry, was reported in our IMS segment through the date of sale. Income before income taxes attributable to L3Harris was $21 million for year to date 2025 and $31 million and $87 million for third quarter and year to date 2024, respectively.
The carrying amounts of assets and liabilities included in the CAS disposal group divestiture were as follows:

(In millions)	March 28, 2025

Receivables, net	$117
Contract assets	47
Inventories, net	139
Other current assets	22
Property, plant and equipment, net	46
Goodwill(1)	535
Intangible assets, net	263
Other non-current assets	60
Total assets	1,229

Accounts payable	95
Contract liabilities	49
Compensation and benefits	6
Other current liabilities	41
Long-term debt, net of current portion	2
Other non-current liabilities	59
Total liabilities	252

Net assets divested	$977
_______________
(1)Includes $759 million of accumulated goodwill impairment losses reported in our IMS segment through the date of sale.
In connection with the divestiture, we derecognized noncontrolling interest and accumulated other comprehensive income of $63 million and $6 million, respectively, and recognized a $17 million pre-tax loss, inclusive of amounts attributable to noncontrolling interest. The pre-tax loss, which is included in the “General and administrative expenses” line item in our Condensed Consolidated Statement of Operations for year to date 2025, is incremental to the previously recorded CAS disposal group losses recognized in fiscal 2024 and 2023. The final cumulative loss on sale remains subject to certain purchase price adjustments, including final working capital settlement, as set forth in the agreement, and will be finalized in fiscal 2025.
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
Business Segment Financial Results
The following table presents operating results by business segment and a reconciliation to total income before income taxes:

	Third Quarter		Year to Date
(In millions)	2025	2024	2025	2024

Revenue
CS	$1,462	$1,382	$4,190	$4,022
IMS	1,700	1,608	4,914	4,906
SAS	1,809	1,683	5,207	5,141
AR	755	669	2,082	1,886
Other(1)	(67)	(50)	(176)	(153)
Total revenue	5,659	5,292	16,217	15,802
Cost of revenue
CS	$(911)	$(858)	$(2,637)	$(2,571)
IMS	(1,308)	(1,203)	(3,808)	(3,743)
SAS	(1,425)	(1,325)	(4,112)	(4,020)
AR	(589)	(535)	(1,627)	(1,466)
Other(1)	68	48	146	125
Total cost of revenue	(4,165)	(3,873)	(12,038)	(11,675)
Other segment costs(2)
CS	$(169)	$(165)	$(490)	$(453)
IMS	(188)	(201)	(485)	(574)
SAS	(166)	(163)	(481)	(495)
AR	(70)	(58)	(190)	(186)
Other(1)	(1)	2	30	28
Total other segment costs(3)	(594)	(585)	(1,616)	(1,680)
Operating income
CS	$382	$359	$1,063	$998
IMS	204	204	621	589
SAS	218	195	614	626
AR	96	76	265	234
Unallocated corporate items	(279)	(339)	(846)	(1,098)
Total operating income	621	495	1,717	1,349
Non-service FAS pension income and other, net	98	101	287	275
Interest expense, net	(152)	(166)	(454)	(514)
Income before income taxes	$567	$430	$1,550	$1,110
_____________
(1)     Includes corporate headquarters and intersegment eliminations.
(2)    Other segment costs consist of company-funded R&D costs, selling and marketing costs and other General and Administrative (“G&A”) expenses, which include a portion of depreciation and amortization expenses that are disclosed by segment under the “Other Financial Information” heading below in this Note.
(3)     Includes gains recognized in connection with the monetization of certain legacy end-of-life assets.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Unallocated Corporate Items. Total unallocated corporate items include expenses not included in management’s evaluation of segment operating performance, such as amortization of intangibles; merger, acquisition, and divestiture-related expenses; business divestiture-related losses and any related impairment of goodwill; and LHX NeXt implementation costs. Additionally, unallocated corporate items include a portion of management and administration, legal, environmental, compensation and retiree benefits, the FAS/Cost Accounting Standards (“CAS”) operating adjustment, eliminations and other.
LHX NeXt Initiative. LHX NeXt is our initiative to transform multiple functions, systems and processes to increase agility and competitiveness. The LHX NeXt effort is expected to continue into 2026 with non-recurring costs for workforce optimization, incremental information technology (“IT”) expenses for implementation of new systems, third party consulting and other costs.
Other Financial Information
The following table presents capital expenditures and depreciation and amortization by business segment:

	Third Quarter		Year to Date
(In millions)	2025	2024	2025	2024

Capital Expenditures
CS	$19	$9	$40	$27
IMS	16	25	51	93
SAS	31	23	74	107
AR	33	11	62	26
Corporate	20	10	39	37
Total capital expenditures	$119	$78	$266	$290

Depreciation and Amortization
CS	$13	$14	$39	$42
IMS	20	15	52	46
SAS	40	35	106	92
AR	12	14	37	37
Corporate	224	246	679	746
Total depreciation and amortization	$309	$324	$913	$963
Assets
Total assets by business segment were as follows:

(In millions)	October 3, 2025	January 3, 2025

CS	$7,186	$7,060
IMS	9,741	10,389
SAS	9,117	8,705
AR	4,811	4,826
Corporate(1)	10,159	11,021
Total assets	$41,014	$42,001
_______________
(1)Includes intangible assets acquired in connection with business combinations that benefit the entire Company of $7,072 million and $7,639 million as of October 3, 2025 and January 3, 2025, respectively.

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

	Third Quarter
	2025				2024
(In millions)	CS	IMS	SAS	AR	CS	IMS	SAS	AR

Revenue By Customer Relationship
Prime contractor	$1,127	$1,220	$1,114	$173	$977	$1,036	$1,008	$164
Subcontractor	317	459	675	574	388	557	663	499
Intersegment	18	21	20	8	17	15	12	6
Total segment	$1,462	$1,700	$1,809	$755	$1,382	$1,608	$1,683	$669

Revenue By Contract Type
Fixed-price	$1,231	$1,192	$1,203	$490	$1,146	$1,196	$1,012	$423
Cost-type	213	487	586	257	219	397	659	240
Intersegment	18	21	20	8	17	15	12	6
Total segment	$1,462	$1,700	$1,809	$755	$1,382	$1,608	$1,683	$669

Revenue By Geographical Region
United States	$948	$1,290	$1,572	$619	$975	$1,150	$1,484	$651
International	496	389	217	128	390	443	187	12
Intersegment	18	21	20	8	17	15	12	6
Total segment	$1,462	$1,700	$1,809	$755	$1,382	$1,608	$1,683	$669

	Year to Date
	2025				2024
(In millions)	CS	IMS	SAS	AR	CS	IMS	SAS	AR

Revenue By Customer Relationship
Prime contractor	$3,154	$3,440	$3,230	$473	$2,805	$3,176	$3,192	$495
Subcontractor	989	1,418	1,927	1,586	1,164	1,691	1,909	1,370
Intersegment	47	56	50	23	53	39	40	21
Total segment	$4,190	$4,914	$5,207	$2,082	$4,022	$4,906	$5,141	$1,886

Revenue By Contract Type
Fixed-price	$3,550	$3,695	$3,392	$1,332	$3,329	$3,745	$3,192	$1,138
Cost-type	593	1,163	1,765	727	640	1,122	1,909	727
Intersegment	47	56	50	23	53	39	40	21
Total segment	$4,190	$4,914	$5,207	$2,082	$4,022	$4,906	$5,141	$1,886

Revenue By Geographical Region
United States	$2,695	$3,671	$4,515	$1,825	$2,786	$3,537	$4,479	$1,828
International	1,448	1,187	642	234	1,183	1,330	622	37
Intersegment	47	56	50	23	53	39	40	21
Total segment	$4,190	$4,914	$5,207	$2,082	$4,022	$4,906	$5,141	$1,886

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE P: LEGAL PROCEEDINGS AND CONTINGENCIES
In the ordinary course of business, we are routinely defendants in, parties to or otherwise subject to many pending and threatened legal actions, claims, disputes, arbitration and other legal proceedings incident to our business, arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employment disputes; commercial or contractual disputes; acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitration awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. As of October 3, 2025, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. We cannot at this time estimate the reasonably possible loss or range of loss in excess of our accrual due to the inherent uncertainties and speculative nature of contested proceedings. Although it is not feasible to predict the outcome of these matters with certainty, based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence as of October 3, 2025 were reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
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
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was $667 million and $637 million as of October 3, 2025 and January 3, 2025, respectively. The current and non-current portions of our estimated environmental liability are included in the “Other current liabilities” and “Other non-current liabilities” line items, respectively, in our Condensed Consolidated Balance Sheet.
Some of these environmental costs are recoverable from the U.S. Government. We consider the recovery probable based on U.S. Government contracting regulations and, accordingly, record an asset for the recoverable portion of these reserves which was $490 million and $462 million, as of October 3, 2025 and January 3, 2025, respectively. The current and non-current portions of the recoverable costs are included in the “Other current assets” and “Other non-current assets” line items, respectively, in our Condensed Consolidated Balance Sheet.

_____________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of L3Harris Technologies, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. and subsidiaries (the Company) as of October 3, 2025, the related condensed consolidated statements of operations, comprehensive income and equity for the quarter and three quarters ended October 3, 2025 and September 27, 2024, the condensed consolidated statements of cash flows for the three quarters ended October 3, 2025 and September 27, 2024, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
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
October 30, 2025

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
OVERVIEW
We are the Trusted Disruptor in the defense industry. With customers’ mission-critical needs always in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains in the interest of national security. We support government customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government, their prime contractors and international allies. Our products, systems and services have defense and civil government applications, as well as commercial applications. The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 75% for year to date 2025.
U.S. and International Budget Environment
The U.S. and international budget environments are evolving rapidly within a dynamic geopolitical context, influenced by the new administration and Congress, heightened geopolitical tensions, global security concerns, inflationary pressures, and overall macroeconomic conditions.
On March 15, 2025, the President signed into law a full-year Continuing Resolution (“CR”) for GFY 2025, funding the government through September 30, 2025, with $893 billion for defense funding, including $851 billion for the U.S. Department of War (“DoW”). This was in line with the 1% increase permitted by the caps under the Fiscal Responsibility Act of 2023 for GFY 2025. Notably, the CR provided funding at the account level, not the program level, allowing federal agencies more discretion with how they prioritized funding for programs.
On May 2, 2025, the White House released a preliminary GFY 2026 budget that included a flat national defense topline of $893 billion (including $849 billion for DoW) and included an additional $119 billion from reconciliation funding in 2026 for a total of approximately $1 trillion. The administration requested $557 billion for non-defense funding, down from $721 billion in GFY 2025, resulting in material funding declines for some agencies, including a $6 billion cut to NASA.
On July 4, 2025, the President signed Congress’ reconciliation package which included $155 billion for national defense spending to fund DoW priorities, including priorities closely aligned with L3Harris interests and opportunities, such as Golden Dome, munitions, and shipbuilding, $165 billion for Department of Homeland Security priorities, $12.5 billion for the Federal Aviation Administration (“FAA”) for air traffic control modernization efforts and $10 billion for NASA. The administration has stated that it expects departments and agencies will be able to access significant amounts of this additional funding in GFY 2026, specifically noting the expectation that the DoW will access $113 billion in GFY 2026. The reconciliation package also raises the debt ceiling by $5 trillion and enacts key changes to the federal tax code, further discussed under the “U.S. Federal Tax Reform” heading below.
The National Defense Authorization Act (“NDAA”) has passed both the House and Senate, but differences must be negotiated including a compromise on the DoW topline. The NDAA provides authorization of appropriations for the DoW, nuclear weapons programs of the Department of Energy, and other defense-related activities. In addition to serving as an authorization of appropriations, the NDAA establishes defense policies and restrictions, and addresses organizational administrative matters related to the DoW. In addition, the House passed the Defense Appropriations bill on July 18, 2025, but the Senate has yet to pass the measure. We look forward to Congress’ completion of both measures to ensure timely funding and ensure our programs and priorities are authorized and fully funded.
On October 1, 2025, after Congress failed to reach an agreement on a short-term spending deal or full-year appropriation, the federal government entered a shutdown. The defense industry, including our company, could be impacted if the shutdown becomes prolonged, stemming from slow downs in incremental funding on existing contracts or delays in government payments on invoices. With most civilian government employees furloughed, many critical operations will cease, including article acceptance and new contract awards – not just delaying awards

_____________________________________________________________________

that would have been accepted or issued, respectively, during this period, but causing a backlog upon the resumption of normal operations. In some cases, the government could also issue “stop work” orders to cease certain operations. In addition, certain federal administrative functions, such as processing tax returns and issuance of tax refunds, have been suspended, which may delay expected cash inflows. Finally, international business operations are not protected from a U.S. Government shutdown – export notifications and Foreign Military Sales processes will cease, delaying ongoing activities and also resulting in a backlog upon the government’s reopening. These factors could have significant near- and long-term consequences for our company, our employees, our suppliers and the defense industry, including delayed cash collections and could have a material adverse effect on results of operations and cash flows.
Internationally, almost all NATO allies have committed to spend 5% of GDP annually over the next decade, with 3.5% on core defense articles and another 1.5% on critical infrastructure, cyber and other key areas.
See our U.S. Government funding risks and the discussion of our international business risks within Part I. Item 1A. Risk Factors in our Fiscal 2024 Form 10-K.
U.S. Federal Tax Reform
In third quarter 2025, OBBBA was enacted, introducing amendments to the U.S. federal income tax code, including permanent reinstatement of immediate expensing for domestic research expenditures, a reduction in the benefit of the R&D credit, restoration of full expensing for qualified machinery, equipment and other short-lived assets, and several modifications to existing international tax provisions. Certain provisions are effective for 2025, the effects of which have been recognized in third quarter 2025 and are reflected in the Condensed Consolidated Financial Statements and these Notes. Certain other provisions are effective in future fiscal years.
Economic Environment
The ongoing uncertainty related to the impacts of inflation, as well as the interest rate environment and ongoing federal deficits could in the future impact U.S. Government spending priorities for our products and services. For a discussion of inflation-related risks, see Part I. Item 1A. Risk Factors in our Fiscal 2024 Form 10-K.
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
For a discussion of trade policy and macroeconomic related risks, see Part II. Item 1A. Risk Factors in our Form 10-Q for first quarter 2025, which information is incorporated herein by reference, and Part I. Item 1A. Risk Factors in our Fiscal 2024 Form 10-K.

_____________________________________________________________________

RESULTS OF OPERATIONS
Third Quarter 2025 and 2024 include 14 and 13 weeks, respectively, while year to date 2025 and 2024 both include 39 weeks. Outcomes for specific periods, or year-over-year comparisons of results of operations and segment performance should be considered in this context.
Consolidated Results of Operations

	Third Quarter		Year to Date
(Dollars in millions, except per share amounts)	2025	2024	2025	2024

Revenue
Products	$4,054	$3,695	$11,328	$10,978
Services	1,605	1,597	4,889	4,824
Total revenue	5,659	5,292	16,217	15,802
Cost of revenue
Products	(2,939)	(2,739)	(8,251)	(7,993)
Services	(1,226)	(1,134)	(3,787)	(3,682)
Total cost of revenue	(4,165)	(3,873)	(12,038)	(11,675)
Gross margin	1,494	1,419	4,179	4,127
General and administrative expenses	(873)	(924)	(2,462)	(2,778)
Operating Income	621	495	1,717	1,349
Non-service FAS pension income and other, net	98	101	287	275
Interest expense, net	(152)	(166)	(454)	(514)
Income before income taxes	567	430	1,550	1,110
Income taxes	(105)	(26)	(244)	(54)
Effective Tax Rate	18.5%	6.0%	15.7%	4.9%
Net income	462	404	1,306	1,056
Noncontrolling interests, net of income taxes	—	(4)	—	(7)
Net income attributable to L3Harris	$462	$400	$1,306	$1,049

Diluted EPS	$2.46	$2.10	$6.92	$5.50
Revenue
Revenue increased $367 million, or 7%, and $415 million, or 3%, for third quarter and year to date, respectively, due to higher revenues across all our segments, primarily from higher volumes, including new program ramps, and increased international deliveries.
See the “Business Segment Results of Operations” discussion below in this MD&A for further information.
Gross Margin
Third Quarter Comparison. Gross margin increased $75 million, primarily due to a $27 million favorable change in net EAC adjustments and higher volumes, primarily in our AR and CS segments. Such increases were partially offset by a $67 million decrease reflecting the absence of the CAS disposal group as a result of the March 2025 divestiture.
Year to Date Comparison. Gross margin increased $52 million primarily due to higher volumes, primarily in our AR and CS segments, partially offset by a $134 million decrease reflecting the absence of the CAS disposal group as a result of the March 2025 divestiture and $33 million unfavorable change in net EAC adjustments.

_____________________________________________________________________

G&A Expenses
The following table presents the components of G&A expenses:

	Third Quarter		Year to Date
(In millions)	2025	2024	2025	2024

Amortization of intangibles	$(177)	$(194)	$(531)	$(585)
Company-funded R&D costs	(137)	(135)	(381)	(373)
Selling and marketing	(129)	(112)	(354)	(337)
LHX NeXt implementation costs(1)	(25)	(41)	(99)	(216)
Merger, acquisition, and divestiture-related expenses	(10)	(25)	(40)	(86)
Business divestiture-related losses	—	(29)	(17)	(53)
Other G&A expenses(2)	(395)	(388)	(1,040)	(1,128)
G&A expenses	$(873)	$(924)	$(2,462)	$(2,778)
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
(2)Includes other segment G&A expenses, primarily payroll and benefits, outside services, facilities, insurance, gains recognized from asset sales, and unallocated corporate items.
Third Quarter Comparison. G&A expenses decreased $51 million, or 6%, primarily due to the absence of a $29 million business divestiture-related loss associated with the then pending CAS disposal group divestiture in third quarter 2024, decreases in amortization of intangibles, LHX NeXt implementation costs, and merger, acquisition, and divestiture-related expenses, and an increase in gains recognized in connection with the monetization of certain legacy end-of-life assets, including recognition of a $19 million gain in our SAS segment in 2025. Such impacts were partially offset by a $17 million increase in selling and marketing expenses and an increase in other G&A expenses.
Year to Date Comparison. G&A expenses decreased $316 million, or 11%, primarily due to lower LHX NeXt implementation costs of $117 million, including lower third-party consulting and employee severance of $67 million and $29 million, respectively, decreases in amortization of intangibles and merger, acquisition and divestiture-related expenses, and an increase in gains recognized in connection with the monetization of certain legacy end-of-life assets, including recognition of a $75 million gain in our IMS segment in 2025, partially offset by an increase in other G&A expenses.
Non-service FAS Pension Income and Other, net
Non-service FAS pension income and other, net decreased $3 million and increased $12 million for third quarter and year to date, respectively, reflecting changes in the non-service cost components of net periodic benefit income under our defined benefit plans, as included in Note H: Retirement Benefits in the Notes, and changes in other non-operating income and expenses, primarily changes in the market value of our rabbi trust assets, as included in Note K: Fair Value Measurements in the Notes.
Interest Expense, net
Interest expense, net decreased $14 million and $60 million for third quarter and year to date, respectively, primarily due to lower average outstanding notes under our CP Program during 2025. See Note G: Debt and Credit Arrangements in the Notes and the “Liquidity and Capital Resources” section below in this MD&A for further information.
Income Taxes
During interim periods, we estimate our global annual ETR and apply that rate to year to date ordinary income in order to compute the year to date income tax provision. Although most items will be considered part of the annual ETR, there are a number of items that are instead required to be recorded in the interim period in which they occur; such as certain changes in uncertain tax positions, the accrual of interest and penalties, changes in tax laws or rates, and other items as prescribed by GAAP. As a result, there may be quarterly fluctuations in our ETR and the results for the interim periods are not necessarily indicative of the results to be expected for the full year or future periods.

_____________________________________________________________________

Third Quarter Comparison. Our ETR was 18.5% and 6.0% for third quarter 2025 and 2024, respectively. The increase in ETR for third quarter 2025 was primarily due to the enactment of OBBBA and the CAS disposal group divestiture, representing unfavorable impacts of 7.4% and 3.7%, respectively. Our ETR for both periods benefited from favorable impacts of R&D credits, tax deductions for FDII and adjustments recognized upon finalization of our tax returns.
Year to Date Comparison. Our ETR was 15.7% and 4.9% for year to date 2025 and 2024, respectively. The increase in ETR for year to date 2025 was primarily due to the enactment of OBBBA, the CAS disposal group divestiture, and a state legislative change that required us to establish a valuation allowance on state R&D credit carryforwards, representing unfavorable impacts of 3.9%, 3.5% and 2.1%, respectively. Our ETR for both periods benefited from favorable impacts of R&D credits, favorable resolution of audit uncertainties, tax deductions for FDII and adjustments recognized upon finalization of our tax returns.
Diluted EPS
Diluted EPS increased 17% and 26% for third quarter and year to date, respectively, primarily due to higher net income from the combined effects of reasons noted in the sections above.
Business Segment Results of Operations
CS Segment
As of October 3, 2025, CS contractual backlog was $7.1 billion.

	Third Quarter			Year to Date
(Dollars in millions)	2025	2024	% Inc/(Dec)	2025	2024	% Inc/(Dec)

Revenue	$1,462	$1,382	6%	$4,190	$4,022	4%
Operating income	382	359	6%	1,063	998	7%
Operating margin	26.1%	26.0%		25.4%	24.8%
Third Quarter Comparison. CS revenue increased primarily due to higher revenues of $49 million in Broadband Communications, reflecting higher international volume and program ramp on Next Generation Jammer, our flagship Electronic Warfare tactical jamming pod, and $45 million in Tactical Communications associated with increased international deliveries for our software-defined resilient communications equipment, partially offset by lower DoW demand.
CS operating income increased primarily due to LHX NeXt driven cost savings, partially offset by unfavorable mix associated with a proprietary waveform license sale in 2024.
Year to Date Comparison. CS revenue increased primarily due to higher revenue of $152 million in Tactical Communications associated with increased international deliveries for our software-defined resilient communications equipment and $31 million in Broadband Communications from program ramps, including Next Generation Jammer, partially offset by lower revenue of $20 million in PSPC from lower volume.
CS operating income increased primarily due to LHX NeXt driven cost savings, partially offset by unfavorable mix associated with a proprietary waveform license sale in 2024, and the absence of a $15 million net favorable settlement of legal matters that occurred in 2024.
IMS Segment
As of October 3, 2025, IMS contractual backlog was $10.1 billion.

	Third Quarter			Year to Date
(Dollars in millions)	2025	2024	% Inc/(Dec)	2025	2024	% Inc/(Dec)

Revenue	$1,700	$1,608	6%	$4,914	$4,906	—%
Operating income	204	204	—%	621	589	5%
Operating margin	12.0%	12.7%		12.6%	12.0%
Third Quarter Comparison. IMS revenue increased primarily due to higher revenues of $210 million in ISR from multiple classified programs ramping and $38 million in Maritime from new program ramp, partially offset by lower revenue of $158 million from the CAS disposal group divestiture in first quarter 2025.

_____________________________________________________________________

IMS operating income remained consistent and operating margin decreased, primarily due to a $35 million decrease from the CAS disposal group divestiture in first quarter 2025 partially offset by higher volumes and favorable performance.
Year to Date Comparison. IMS revenue was flat primarily due to higher revenues of $236 million in ISR from multiple classified programs ramping, $30 million in Maritime from new program ramp, and $27 million in Targeting and Sensor Systems from higher commercially priced revenue, offset by lower revenue of $296 million from the CAS disposal group divestiture in first quarter 2025.
IMS operating income increased primarily due to a $75 million gain recognized in second quarter 2025 in connection with monetization of legacy end-of-life assets, aligned with our transformation and value creation priorities, favorable mix impact from higher airborne electro-optical sensors volume and LHX NeXt driven cost savings. Such increases were partially offset by a $67 million decrease from the CAS disposal group divestiture in first quarter 2025 and a $25 million unfavorable EAC adjustment in second quarter 2025 from the resolution of a contract matter related to lower utilization on the Canadian Maritime Helicopter Program as it nears completion.
SAS Segment
As of October 3, 2025, SAS contractual backlog was $10.8 billion.

	Third Quarter			Year to Date
(Dollars in millions)	2025	2024	% Inc/(Dec)	2025	2024	% Inc/(Dec)

Revenue	$1,809	$1,683	7%	$5,207	$5,141	1%
Operating income	218	195	12%	614	626	(2)%
Operating margin	12.1%	11.6%		11.8%	12.2%
Third Quarter Comparison. SAS revenue increased primarily due to higher revenues of $103 million in Mission Networks from higher FAA volume and $45 million in Airborne Combat Systems from higher volume, partially offset by lower revenues of $49 million in Intel & Cyber from lower classified program volume.
SAS operating income increased primarily due to a gain of $19 million recognized in connection with the monetization of legacy end-of-life assets aligned with our transformation and value creation priorities, lower net unfavorable EAC adjustments mainly associated with classified development programs in Space Systems and LHX NeXt driven cost savings, partially offset by unfavorable mix.
Year to Date Comparison. SAS revenue increased primarily due to higher revenue of $291 million in Mission Networks from higher FAA volume, partially offset by lower revenues of $154 million in Space Systems from lower volume associated with program timing and the impact of negative EAC adjustments from challenges on certain classified development programs, $70 million in Intel & Cyber from lower classified program volume and $69 million in Airborne Combat Systems, reflecting a $76 million decrease from the May 2024 Antenna disposal group divestiture.
SAS operating income decreased primarily due to $68 million of unfavorable EAC adjustments, from program execution challenges on certain classified development programs in Space Systems, and unfavorable mix, partially offset by gains of $38 million recognized in connection with the monetization of legacy end-of-life assets aligned with our transformation and value creation priorities, and LHX NeXt driven cost savings.
AR Segment
As of October 3, 2025, AR contractual backlog was $8.3 billion.

	Third Quarter			Year to Date
(Dollars in millions)	2025	2024	% Inc/(Dec)	2025	2024	% Inc/(Dec)

Revenue	$755	$669	13%	$2,082	$1,886	10%
Operating income	96	76	26%	265	234	13%
Operating margin	12.7%	11.4%		12.7%	12.4%
Third Quarter Comparison. AR revenue increased primarily due to higher revenues of $43 million in Missile Solutions from increased production volume on key missile and munitions programs and new program ramp and $32 million in Space Propulsion & Power Solutions from higher volume.
AR operating income increased primarily due to higher volume, improved performance, and LHX NeXt driven cost savings.

_____________________________________________________________________

Year to Date Comparison. AR revenue increased primarily due to higher revenue of $162 million in Missile Solutions from increased production volume on key missile and munitions programs and new program ramp.
AR operating income increased primarily due to higher volume, improved performance, and LHX NeXt driven cost savings.
Product and Service Analysis
Revenue
The following table presents revenue from products and services by segment, net of intersegment eliminations:

	Third Quarter				Year to Date
	2025		2024		2025		2024
(In millions)	Products	Services	Products	Services	Products	Services	Products	Services

CS	$1,242	$202	$1,096	$269	$3,555	$588	$3,165	$804
IMS	1,075	604	959	634	2,962	1,896	2,956	1,911
SAS	1,170	619	1,173	498	3,292	1,865	3,572	1,529
AR	567	180	467	196	1,519	540	1,285	580
Total	$4,054	$1,605	$3,695	$1,597	$11,328	$4,889	$10,978	$4,824
Third Quarter Comparison. Products revenue increased $359 million, or 10%, due to higher products revenues of $146 million, $116 million, and $100 million in our CS, IMS, and AR segments, respectively.
Services revenue increased $8 million, or 1%, due to higher services revenue of $121 million in our SAS segment, partially offset by lower services revenues of $67 million, $30 million, and $16 million in our CS, IMS, and AR segments, respectively.
Year to Date Comparison. Products revenue increased $350 million, or 3%, due to higher products revenues of $390 million and $234 million in our CS and AR segments, respectively, offset by lower products revenue of $280 million in our SAS segment.
Services revenue increased $65 million, or 1%, primarily due to higher services revenue of $336 million in our SAS segment, partially offset by lower services revenues of $216 million, $40 million, and $15 million in our CS, AR, and IMS segments, respectively.
Cost of Revenue
The following table presents cost of revenue from products and services by segment, net of intersegment eliminations:

	Third Quarter				Year to Date
	2025		2024		2025		2024
(In millions)	Products	Services	Products	Services	Products	Services	Products	Services

CS	$(746)	$(147)	$(697)	$(144)	$(2,141)	$(449)	$(1,911)	$(607)
IMS	(834)	(453)	(731)	(457)	(2,292)	(1,460)	(2,287)	(1,417)
SAS	(919)	(486)	(928)	(385)	(2,599)	(1,463)	(2,765)	(1,215)
AR	(438)	(143)	(371)	(157)	(1,182)	(422)	(990)	(454)
Corporate	(2)	3	(12)	9	(37)	7	(40)	11
Total	$(2,939)	$(1,226)	$(2,739)	$(1,134)	$(8,251)	$(3,787)	$(7,993)	$(3,682)
Third Quarter Comparison. Cost of products revenue increased $200 million, or 7%, primarily due to higher cost of products revenues of $103 million, $67 million, and $49 million in our IMS, AR, and CS segments, respectively.
Cost of services revenue increased $92 million, or 8%, primarily due to higher cost of services revenue of $101 million in our SAS segment, partially offset by higher cost of services revenue of $14 million in our AR segment.
Year to Date Comparison. Cost of products revenue increased $258 million, or 3%, primarily due to higher cost of products revenues of $230 million and $192 million in our CS and AR segments, respectively, partially offset by lower cost of products revenue of $166 million in our SAS segment.
Cost of services revenue increased $105 million, or 3%, primarily due to higher cost of services revenues of $248 million and $43 million in our SAS and IMS segments, respectively, partially offset by lower cost of services revenues of $158 million and $32 million in our CS and AR segments, respectively.

_____________________________________________________________________

Unallocated Corporate Items

	Third Quarter		Year to Date
(In millions)	2025	2024	2025	2024

Amortization of intangibles	$(192)	$(210)	$(579)	$(642)
Merger, acquisition, and divestiture-related expenses	(10)	(25)	(40)	(86)
Business divestiture-related losses and impairment of goodwill	—	(29)	(17)	(67)
LHX NeXt implementation costs	(25)	(41)	(99)	(216)
Other unallocated corporate items	(52)	(34)	(111)	(87)
Unallocated corporate items	$(279)	$(339)	$(846)	$(1,098)
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
As of October 3, 2025, we had cash and cash equivalents of $339 million, of which $293 million was held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
CP Program. As of October 3, 2025, we had $725 million in outstanding notes under our CP Program. Our CP Program serves as a source of short-term financing under which we may issue unsecured commercial paper notes up to a maximum aggregate amount of $3.0 billion, supported by amounts available under our credit facilities, discussed below. From time to time, we use borrowings under the CP Program for general corporate purposes, including funding acquisitions, repaying debt, paying dividends, and repurchasing our common stock. See the “Financing Activities” discussion below in this MD&A for further information about our CP Program.
Credit Facilities. As of October 3, 2025, we had no outstanding borrowings under our credit facilities, had available borrowing capacity of $2.3 billion, net of outstanding notes under our CP Program, and were in compliance with all covenants.
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
Cash Flows
The following table provides a summary of our cash flow information:

	Year to Date
(In millions)	2025	2024

Cash and cash equivalents, beginning of period	$615	$560
Operating Activities:
Net income	1,306	1,056
Non-cash adjustments	1,131	1,243
Changes in working capital	(877)	(358)
Other, net	(416)	(511)
Net cash provided by operating activities	1,144	1,430
Net cash provided by (used in) investing activities	537	(151)
Net cash used in financing activities	(1,975)	(1,309)
Effect of exchange rate changes on cash and cash equivalents	18	9
Net decrease in cash and cash equivalents	(276)	(21)
Cash and cash equivalents, end of period	$339	$539
Operating Activities. The $286 million decrease in net cash provided by operating activities for year to date 2025 compared with year to date 2024 was primarily due to $519 million more cash used to fund working capital,

_____________________________________________________________________

largely driven by timing of billing and collection activity and cash used for settlement of a longstanding legal matter, partially offset by an increase in net income.
Investing Activities. The $688 million change in net cash provided by investing activities for year to date 2025 compared with net cash used in investing activities for year to date 2024 was primarily due to a $673 million increase in proceeds from sale of businesses, net of cash divested, and a $24 million decrease in capital expenditures. The increase in proceeds from sale of businesses, net of cash divested, reflects the March 2025 CAS disposal group divestiture, partially offset by the May 2024 Antenna disposal group divestiture.
Financing Activities. The $666 million increase in net cash used in financing activities for year to date 2025 compared with year to date 2024 was primarily due to increases in repayments of long-term debt, net of issuances, and cash used to repurchase common stock of $831 million and $486 million, respectively, partially offset by a $634 million decrease in net repayments of commercial paper. Our primary financing activities are further discussed below.
Common Stock Repurchases. On January 28, 2021 and October 21, 2022, we announced that our Board of Directors (“Board”) approved share repurchase authorizations under our repurchase program of $6.0 billion, which was fully utilized in first quarter 2025, and $3.0 billion, respectively. During year to date 2025, we used $998 million of cash to repurchase 4.5 million shares of our common stock under our share repurchase program. As of October 3, 2025, we had $2.4 billion of remaining unused authorization under our repurchase program.
During year to date 2024, we used $512 million of cash to repurchase 2.3 million shares of our common stock under our share repurchase program.
See “Liquidity and Capital Resources” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2024 Form 10-K and Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Report for further information regarding common stock repurchases.
Long-term debt. During year to date 2025, we repaid the entire outstanding $600 million of our 3.832% 2025 Notes with proceeds from the issuance and sale of the $600 million 5.50% 2054 Notes in fiscal 2024.
During year to date 2024, we closed the issuance and sale of $2.25 billion aggregate principal amount of long-term fixed-rate debt consisting of 5.05% notes, due June 2029, 5.25% notes, due June 2031 and 5.35% notes, due June 2034 and used the proceeds to repay the entire outstanding $2.25 billion, variable rate-term loan facility utilized to finance the fiscal 2023 acquisition of Tactical Data Links. Additionally, we closed the issuance and sale of the $600 million 5.50% 2054 Notes and repaid the $350 million of our 3.950% notes, due May 28, 2024.
As of October 3, 2025, we had $11.0 billion of outstanding long-term debt, net of current portion of $120 million. The current portion primarily consists of the $100 million 7.00% debentures, due January 15, 2026.
CP Program. During year to date 2025, our CP Program had a maximum outstanding balance of $1.8 billion and a daily average outstanding balance of $1.3 billion. During year to date 2024, our CP Program had a maximum outstanding balance of $2.8 billion and daily average outstanding balance of $2.3 billion. While we continue to expect balances under the CP Program to remain elevated as compared to historical norms through fiscal 2025, we expect to utilize cash from operations to lower the outstanding balance by the end of fiscal 2025.
Dividends. On February 28, 2025, we announced that our Board increased the quarterly per share cash dividend rate on our common stock to $1.20 from $1.16, the 24th consecutive annual dividend increase. During year to date 2025 and 2024, we paid $678 million and $665 million in dividends, respectively. See Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Fiscal 2024 Form 10-K for further information regarding our dividends.
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
Defined Benefit Plan Contributions. As of October 3, 2025, we had net defined benefit plan assets of $933 million, the majority of which pertain to our U.S. qualified defined benefit pension plans. We intend to contribute annually no less than the required minimum funding thresholds to these pension plans and do not expect to make material contributions in fiscal 2025. Future required contributions will depend primarily on the actual return on plan assets and the discount rate used to measure the benefit obligation at the end of each year.

_____________________________________________________________________

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
Liquidity Assessment
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity for the next 12 months and in the longer term, although we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties, including the ongoing government shutdown, and the state of global commerce and general political and global financial uncertainty. We continue to monitor the potential effects of the ongoing government shutdown, which, if prolonged, could adversely affect our cash flows. See the “U.S. and International Budget Environment” discussion above in this MD&A and Part I. Item 1A. Risk Factors in our Fiscal 2024 Form 10-K for more information on budget uncertainties.
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, availability under our senior unsecured credit facilities and our CP Program, and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program, and repayments of our debt securities at maturity for the next 12 months and the reasonably foreseeable future thereafter. Our capital expenditures for fiscal 2025 are expected to be approximately 2% of revenue. See “Cash Requirements” in this MD&A and “Capital Resources”, “Cash Requirements” and “Commercial Commitments” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2024 Form 10-K, for further information regarding our cash requirements.
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
Fiscal 2025 Impairment Tests. Information on interim impairment tests can be found in “Critical Accounting Estimates– Fiscal 2025 Impairment Tests” in Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Form 10-Q for first quarter 2025, which information is incorporated herein by reference. These assessments indicated no impairment existed.
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
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15 under the Exchange Act, management, with the participation of our principal executive officer, our Chief Executive Officer (“CEO”), and our principal financial officer, our Chief Financial Officer (“CFO”), carried out an evaluation of the Company’s disclosure controls and procedures as of October 3, 2025. Based on this evaluation, the CEO and CFO concluded that as of October 3, 2025, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control
There have been no changes in our internal control over financial reporting that occurred during third quarter 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth in Part I. Item 1A. Risk Factors in our Fiscal 2024 Form 10-K. Except for the additional risk factor included in Part II. Item 1A. Risk Factors in our Form 10-Q for first quarter 2025, which information is incorporated herein by reference, there have been no material changes to the risk factors disclosed in our Fiscal 2024 Form 10-K. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flows and equity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases by us of our common stock during third quarter 2025:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)

Month No. 1
(June 28, 2025 - August 01, 2025)
Repurchase program(1)	167,595	$263.70	167,595	$2,515
Employee transactions(2)	4,595	$258.11	—	—
Month No. 2
(August 02, 2025 - August 29, 2025)
Repurchase program(1)	218,718	$274.29	218,718	$2,455
Employee transactions(2)	5,818	$277.50	—	—
Month No. 3
(August 30, 2025 - October 03, 2025)
Repurchase program(1)	254,488	$282.88	254,488	$2,383
Employee transactions(2)	41,374	$275.23	—	—
Total	692,588		640,801	$2,383
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
During third quarter 2025, we did not issue or sell any unregistered equity securities.

_____________________________________________________________________

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during third quarter 2025.

_____________________________________________________________________

ITEM 6.	EXHIBITS.

(10.1)     Amendment Number Five to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2025), dated August 14, 2025.
(10.2)     Amendment Number Six to the L3Harris Retirement Savings Plan (Amended and Restated Effective January 1, 2025), dated September 16, 2025.
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
(15)     Letter Regarding Unaudited Interim Financial Information.
(31.1)     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32)      Section 1350 Certification.
(101)     The financial information from L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended October 3, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.
(104) Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.

_____________________________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: October 30, 2025	By:	/s/ KENNETH BEDINGFIELD
Kenneth Bedingfield
Senior Vice President, Chief Financial Officer and President, Aerojet Rocketdyne (Principal Financial Officer and Duly Authorized Officer)

_____________________________________________________________________