Form 10-K
period 2026-01-02
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2026-02-12
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the voting common equity held by non-affiliates of the registrant at June 27, 2025 was $46,020,545,333 (based on the quoted closing sale price per share of the stock on the New York Stock Exchange). For purposes of this calculation, the registrant has assumed that its directors and executive officers as of June 27, 2025 are affiliates.
The number of shares outstanding of the registrant’s common stock as of February 6, 2026 was 186,776,263.
Documents Incorporated by Reference:
Portions of the registrant’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders scheduled to be held on May 11, 2026, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended January 2, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent described therein.

L3HARRIS TECHNOLOGIES, INC.
ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 2, 2026

PART I

ITEM 1.	BUSINESS.
General
L3Harris Technologies, Inc. is the Trusted Disruptor in the defense industry. With customers’ mission-critical needs in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains in the interest of national security. We support customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government, their prime contractors and international allies. Our capabilities have defense and civil government applications, as well as commercial applications.
Our fiscal year ends on the Friday nearest December 31. The fiscal year ended January 2, 2026 (“fiscal 2025”) included 52 weeks, fiscal year ended January 3, 2025 (“fiscal 2024”) included 53 weeks, and the fiscal year ended December 29, 2023 (“fiscal 2023”) included 52 weeks. Unless the context otherwise requires, the terms “we,” “our,” “us,” “Company” and “L3Harris” as used in this Annual Report on Form 10-K (this “Report”) mean L3Harris Technologies, Inc. and its subsidiaries.
Description of Business Segments
We structure our operations primarily around the capabilities we provide and we report our financial results in four operating segments, which are also our reportable segments or business segments. From time to time, we acquire or divest businesses and strategically realign businesses within and across our business segments to optimize existing capabilities and enhance the efficiency with which we develop and deliver on our contracts. For financial information with respect to our business segments, see Note 14: Business Segments in the Notes to Consolidated Financial Statements in this Report (the “Notes”). Beginning fiscal 2026, we streamlined our business segments from four business segments to three business segments, more closely aligning common capabilities and business models. See Note 16: Subsequent Events in the Notes.
Our business segments provide a wide-range of capabilities to various customers and are described below.
Communication Systems (“CS”). Enables warfighters across all domains with solutions critical to mission success even in the most contested environments. We are a leading provider of resilient communication solutions for the U.S. Department of War (“DoW”) and international, federal, and state agency customers in the following business sectors:
Tactical Communications: Design, manufacture and sustainment of resilient and interoperable secure communication solutions that include tactical radios, software, waveforms, satellite terminals and end-to-end battlefield systems.
Broadband Communications: Design, manufacture and sustainment of resilient and secure communication solutions that include intelligence, reconnaissance and surveillance (“ISR”) and tactical data links, software and integrated broadband networks.
Integrated Vision Solutions: Design, manufacture and sustainment of a full suite of helmet-mounted integrated night vision goggles with leading-edge image intensifier tubes, as well as weapon-mounted sights, aiming lasers, and range finders.
Public Safety and Professional Communications (“PSPC”): State-of-the-art communication equipment, systems and applications for federal agencies, state and local government first responders, utilities and transit agencies.
Integrated Mission Systems (“IMS”). Delivers differentiated mission capabilities and prime systems integration to support multi-mission ISR, passive sensing and targeting, electronic attack, autonomy, power and communications, networks and sensors. IMS specializes in system design, development, integration, production, modernization and sustainment for national security and international customers in the following business sectors:
ISR: Airborne passive sensing and targeting, mission systems development, integration and life-cycle management for strategic reconnaissance and air superiority platforms, national command and control, tactical surveillance, electronic attack, agile strike, mobility, and classified platforms.
Maritime: Power, electrical, imaging, communication and sensor systems for naval platforms; integrated autonomous vessels for surface and undersea operations; fleet management; in-service support; missionization prototyping; and naval integration.
Targeting & Sensor Systems (“TSS”): Multi-domain, multi-spectral electro-optical (“EO”) and infrared (“IR”) sensor systems supporting ISR and target acquisition missions; manufacturing of specialty laser and filter glass materials, laser range finders, target designators and transmitters; and highly scalable autonomous solutions.
_____________________________________________________________________

Defense Electronics(“DE”): Space communications and space flight avionics; 360-degree visible/midwave IR passive surveillance; protected GPS communications, navigation and range-testing solutions; and precision electronic components.
Commercial Aviation Solutions (“CAS disposal group”): On March 28, 2025, the CAS disposal group was divested. See Note 13: Acquisitions and Divestitures in the Notes for further information.
Space & Airborne Systems (“SAS”). Supplies full mission solutions as a prime and subsystem integrator in the space, airborne and cyber domains. We provide top-tier capabilities in the design, development, integration, production and sustainment of weapons systems for national security, civil government and international customers in the following business sectors:
Space Systems: ISR; position, navigation and timing; weather and climate monitoring; missile defense and ground-based space surveillance networks.
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
Aerojet Rocketdyne (“AR”). Provides propulsion, power and armament products and systems to U.S. Government, including the DoW, National Aeronautics and Space Administration ("NASA") and major aerospace and defense prime contractors in the following business sectors:
Missile Solutions: Propulsion technologies and armament systems for strategic defense, missile defense, hypersonic, tactical and fuzing systems.
Space Propulsion and Power Systems (“SPPS”): Premier propulsion and power systems for national security, space and exploration missions.
International Business
In fiscal 2025, revenue where the end consumer is located outside the U.S., including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was $4.8 billion (22% of our revenue) and came from over 100 countries with no single foreign country accounting for more than 5% of our total revenue. For financial information regarding our domestic and international operations, including long-lived assets, see Note 14: Business Segments in the Notes.
The majority of our international marketing activities are conducted through subsidiaries that operate in the Europe, Middle East and Africa (“EMEA”) and Asia-Pacific (“APAC”) regions and Canada. We also have established international marketing organizations and several regional sales offices.
Competitive Conditions and Trends in Market Demand
We operate in highly-competitive markets that are sensitive to technological advances. Some of our competitors in each of our markets are larger than we are and can maintain higher levels of expenditures for research and development (“R&D”). We concentrate on the opportunities that we believe are compatible with our resources, overall technological capabilities and objectives. We also collaborate with innovative partners, such as our strategic partnerships with Palantir Technologies, Shield Capital, Anduril and Amazon Kuiper to develop new capabilities to meet the demands of our customers. Such collaboration is driven by modern market dynamics where competing in our markets requires the ability to fuse hardware, software and artificial intelligence (“AI”). Principal competitive factors are quality and reliability; technological capabilities; service; past performance; ability to develop and implement complex, integrated solutions; ability to meet delivery schedules; and cost-effectiveness. We frequently “partner” or are involved in subcontracting and teaming relationships with companies that are, from time to time, competitors on other programs. We compete domestically and internationally against large defense companies; principally BAE Systems, Boeing, General Dynamics, Lockheed Martin, Northrop Grumman, RTX, Thales and non-traditional defense contractors, such as Anduril, Ursa Major and Silvus Technologies. For further discussion of trends in market demand, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report.
_____________________________________________________________________

Contractual Backlog
As of the end of fiscal 2025, our contractual backlog was $38.7 billion. We expect to recognize approximately 45% of the revenue associated with such contractual backlog by the end of fiscal 2026 and approximately 70% by the end of fiscal 2027, with the remainder to be recognized thereafter. See Note 1: Significant Accounting Policies in the Notes for additional information regarding contractual backlog.
R&D
We conduct R&D activities using our own funds (company-funded R&D) and under contractual arrangements (customer-funded R&D). See Note 1: Significant Accounting Policies in the Notes for further information on company-funded R&D.
Intellectual Property
We own a large portfolio of patents, trade secrets, know-how, confidential information, trademarks, copyrights and other intellectual property and we routinely apply for new patents and copyrights. We also license intellectual property to and from third parties. With regard to certain patents, the U.S. Government has an irrevocable, non-exclusive, royalty-free license, pursuant to which the U.S. Government may use or authorize others to use the inventions covered by such patents. Pursuant to similar arrangements, the U.S. Government may consent to our use of inventions covered by patents owned by other persons.
Government Regulations
Our company is subject to various federal, state, local and international laws and regulations relating to the development, manufacture, sale and distribution of our products and services. Regulations include, but are not limited to, those related to import and export controls, corruption, bribery, the environment, government procurement, competition, product safety, workplace health and safety, employment, labor and data privacy. The following describes significant regulations that may impact our businesses. For further discussion of risks relating to government regulations, see “Item 1A. Risk Factors” of this Report.
Government Contracts. In fiscal 2025, the percentage of our revenue that was derived from sales to U.S. Government customers, whether directly or through prime contractors, including foreign military sales funded through the U.S. Government, was 75% and no other customer accounted for more than 5% of our revenue. Additional information regarding customers for each of our segments is provided under “Item 1. Business — Description of Business Segments” of this Report.
Cost-type contracts. Our U.S. Government cost-type contracts provide for the reimbursement of allowable costs plus payment of a fee and fall into three basic types: (i) cost-plus fixed-fee contracts, which provide for payment of a fixed fee irrespective of the final cost of performance; (ii) cost-plus incentive-fee contracts, which provide for payment of a fee that may increase or decrease, within specified limits, based on actual results compared with contractual targets relating to factors such as cost, performance and delivery schedule; and (iii) cost-plus award-fee contracts, which provide for payment of an award fee determined at the customer’s discretion based on our performance against pre-established performance criteria. Under our U.S. Government cost-type contracts, we are reimbursed periodically for allowable costs and are paid a portion of the fee based on contract progress. Some costs are partially or wholly unallowable for reimbursement by statute or regulation. Examples include certain merger and acquisition costs, lobbying costs, charitable contributions, interest expense, financing costs and certain litigation defense costs.
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
Our production contracts are mainly fixed-price contracts and development contracts are generally cost-type contracts, although we have some fixed-price development contracts. Time-and-material contracts are considered fixed-price contracts as they specify a fixed hourly rate for each labor hour charged.
_____________________________________________________________________

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
Acquisition Reform
We are pursuing our Trusted Disruptor strategy against the backdrop of acquisition reform, prioritizing engaging with our customers and delivering the innovation, agility and affordability our customers demand from the defense industrial base. Recent reforms to the U.S. Government’s acquisition strategy, including the transformation of the Defense Acquisition System into the Warfighting Acquisition System, are fundamentally shifting procurement priorities toward speed, flexibility, and mission outcomes. Under this new approach, the DoW is streamlining contracting processes, delegating greater authority to empowered portfolio acquisition executives, and increasing the use of commercial solutions and alternative contracting methods to accelerate the delivery of urgently needed capabilities. These changes are designed to expand competition, incentivize private investment, and enhance supply chain resilience, which may result in new opportunities and requirements for defense contractors, as well as increased emphasis on rapid innovation and responsiveness in fulfilling government contracts.
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
Workforce Demographics. We had approximately 45,000 employees as of January 2, 2026, including approximately 18,000 engineers and scientists. Of our total employees, 90% were located in the U.S. As of January 2, 2026, approximately 2,600, or 6%, of our U.S. employees were covered by various collective bargaining agreements, which we expect will be renegotiated as they expire, as we historically have done without significant disruption to operating activities.
Health and Safety. We prioritize the safety of our employees through maintaining a proactive safety culture and implementing programs designed to eliminate workplace incidents, risks and hazards. Throughout the year, we review and monitor our performance closely to reduce incidents.
Talent Strategy. We are focused on ensuring we maintain a balanced talent portfolio. Attracting new perspectives, ideas and capabilities, recognizing and rewarding performance, offering professional development and career growth opportunities, and providing an engaging employee experience that retains talent are strategic priorities. We strive to attract employees in all stages of their careers.
We hired approximately 6,000 new employees in fiscal 2025. We offer competitive salaries and comprehensive benefit packages, including health care, retirement planning and employer retirement contributions, educational assistance, child and elder back-up care, paid parental leave, and a discretionary paid time off program.
_____________________________________________________________________

Available Information
Our principal executive offices are located at 1025 West NASA Boulevard, Melbourne, Florida 32919. Our website address is https://www.l3harris.com.
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, proxy statements, current reports on Form 8-K and amendments to such reports are available free of charge on our website https://www.l3harris.com/investors, as soon as reasonably practicable after these reports are electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). We also will provide the reports in electronic or paper form, free of charge, upon written request. Our website and the information posted thereon are not incorporated into this Report or any current or other periodic report that we file with or furnish to the SEC. The SEC maintains an internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including L3Harris, that file electronically with the SEC.
Additional information regarding our human capital strategy and sustainability goals are available in our 2025 Sustainability Report which we expect to be published in fiscal 2026 on our company website. Information on our website, including our 2025 Sustainability Report, is not incorporated by reference into this Report.
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
Macroeconomic, Industry and Governmental Risks
We depend on winning profitable business in competitive markets from U.S. Government customers for a significant portion of our revenue. We are highly dependent on revenue from U.S. Government customers, primarily defense-related programs with the DoW and other government agencies.
The market for sales to U.S. Government customers is highly competitive and the U.S. Government may choose to use other contractors as part of competitive bidding processes or otherwise. The U.S. Government has increasingly relied on certain types of contracts that are subject to multiple competitive bidding processes, including multi-vendor indefinite-delivery, indefinite-quantity (“IDIQ”), government-wide acquisition contracts, General
_____________________________________________________________________

Services Administration Schedules and other multi-award contracts, which has resulted in greater competition and increased pricing pressure. The DoW’s current procurement reform initiative, including the increased use of other transaction authority (“OTA”) agreements, could reduce barriers to entry and result in even greater competition and increased pricing pressure. OTAs are not subject to many traditional procurement laws, including the Federal Acquisition Regulation (“FAR”), and in some instances, an OTA award may require that a significant part of the work be carried out by a non-traditional defense contractor or that a portion of the prototype project's costs be covered by non-governmental sources. Some of our competitors, including non-traditional new entrants to defense-related programs, have greater financial resources than we do and may have more extensive or more specialized engineering, manufacturing and marketing capabilities than we do in some areas. We may not be able to continue to win competitively awarded contracts or to obtain task orders under multi-award contracts, especially with increased competition. We may choose not to bid in certain competitive bidding processes, which would result in the potential loss of opportunities, or we may choose to partner with competitors, which could expose our business to additional factors beyond our control. Additionally, bid protests from unsuccessful bidders can result in significant expense or delay, contract modification or contract rescission as a result of our competitors protesting or challenging contracts awarded to us.
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
We cannot predict the extent to which total funding and/or funding for individual programs will be changed as part of the annual appropriations process ultimately approved by Congress and the President or in separate supplemental appropriations or continuing resolutions, as applicable. Budget and appropriations decisions made by the U.S. Government are outside of our control and may have long-term consequences for our business. U.S. Government spending priorities and levels remain uncertain and difficult to predict. This uncertainty could be exacerbated by procurement reform initiatives that could result in more frequent changes to program funding, scope, or priorities, increasing the risk of contract modifications, terminations, or delays, and making it more difficult to forecast revenue and resource needs. A change in U.S. Government spending priorities or an increase in non-procurement spending at the expense of our programs, or a reduction in total U.S. Government spending on an absolute or inflation-adjusted basis, could have material adverse consequences on our current or future business.
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
Our results of operations and cash flows are substantially affected by our contract mix. Fixed-price contracts, particularly for development programs, could subject us to losses from cost overruns or inflation. In fiscal 2025, 75% of our revenue was derived from fixed-price contracts that allow us to benefit from cost savings, but subject us to the risk of potential cost overruns, including due to greater than anticipated or a sustained period of increased inflation or unexpected delays because we assume all of the cost burden. If our initial estimates are incorrect, we can lose money (or make more or less money than estimated) on these contracts. Fixed-price U.S. Government contracts can expose us to potentially large losses because the U.S. Government can hold us responsible for completing a project or, in limited circumstances, paying the entire cost of its replacement by another provider.
Contracts for development programs include complex design and technical requirements and are generally contracted on a cost-type basis, however, some existing development programs are contracted on a fixed-price basis or include cost-type contracting for the development phase with fixed-price production options. Because many of these contracts involve new technologies and applications and can last for years, unforeseen events, such as technological difficulties, increases in the price of materials, a significant increase in or a sustained period of increased inflation, problems with our suppliers, labor market conditions and cost overruns, can result in less favorable economics or even losses over time (which, especially in the case of sharp and significant sustained inflation, could happen quickly and have long lasting impacts). Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer losses if the customer exercises its right to terminate. Some of our contracts have
_____________________________________________________________________

provisions relating to cost controls and audit rights, and if we fail to meet the terms specified in those contracts, we may not realize their full benefits. Cost overruns would adversely impact our results of operations, which are dependent on our ability to maximize our earnings from our contracts, and the potential risk would be greater if our contracts shifted toward a greater percentage of fixed-price contracts, particularly firm fixed-price contracts, as opposed to cost-type and time-and-material contracts.
To the extent feasible, we have consistently followed the practice of contractually adjusting our prices to reflect the impact of inflation on salaries and fringe benefits for employees and the cost of purchased materials and services and in some cases seeking the inclusion of adjustment clauses to incorporate certain cost adjustments in fixed-price contracts for unexpected inflation. However, we may not be successful in accurately accounting for all increased costs, and our fixed-price contracts could subject us to losses in the event of cost overruns or a significant increase in or a sustained period of increased inflation if we are unable to account for and receive cost adjustments in our fixed-price contracts.
Any or all of the foregoing could have a negative impact on our business, financial condition, results of operations, cash flows and equity.
The application or impact of negative audit findings, contract termination, unilateral government action, or regulation on our government contracts could have an adverse impact on our business, financial condition, results of operations, cash flows and equity. U.S. Government contracts are generally subject to U.S. Government oversight audits, which could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenue based on costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments, and we may be required to materially reduce our revenue or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines or suspension or debarment from U.S. Government contracting or subcontracting for a period of time.
In addition, U.S. Government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. Government’s convenience upon payment only for work done and commitments made at the time of termination. For some contracts, we are a subcontractor and the U.S. Government could terminate the prime contractor for convenience without regard for our performance as a subcontractor. We may be unable to secure new contracts to offset revenue or contractual backlog lost as a result of any termination of our U.S. Government contracts.
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
Our business with government customers is also subject to a variety of procurement regulations and a variety of socioeconomic, environmental and other requirements that increase our operational and compliance costs, including governmental action through Executive Orders. These costs might increase in the future, particularly for certain international markets and customers, thereby reducing our margins.
Failure to comply with applicable regulations and requirements could lead to fines, penalties, repayments or compensatory or treble damages, or suspension or debarment from U.S. Government contracting or subcontracting for a period of time. The termination of a U.S. Government contract or relationship in particular as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. Government contracts.
Because a significant portion of our revenue is dependent on our performance and payment under our government contracts, the loss of one or more large contracts could have a significant adverse impact on our business, financial condition, results of operations, cash flows and equity.
We participate in markets that are often subject to uncertain economic conditions, which makes it difficult to estimate growth in our markets and, as a result, future income and expenditures. We participate in U.S. and international markets that are subject to uncertain economic conditions which could experience increasing price sensitivity due to economic conditions or seek solutions which could adversely affect demand for our products, systems, services or technologies. As a result of that uncertainty, it is difficult to develop accurate estimates of the level of growth in the markets we serve. Because those estimates underpin all components of our budgeting and
_____________________________________________________________________

forecasting, our estimates or guidance for future revenue, income and expenditures may be inaccurate, and we may make significant investments and expenditures but never realize the anticipated benefits.
We cannot predict the consequences of future geo-political events, but they may adversely affect the markets in which we operate, our ability to insure against risks, our operations or our profitability. Ongoing instability and current conflicts in global markets, including in Ukraine and Eastern Europe, the Middle East and Asia, and the potential for other conflicts and future terrorist activities and geo-political events throughout the world have created and may continue to create economic and political uncertainties and impacts that could have a material adverse effect on our business, operations and profitability. Geo-political events and changes in foreign policy could cause isolationism or increased implementation of local solutions by international customers, which could adversely affect demand for our products, systems, services or technologies. Uncertainty in financial and insurance markets may significantly increase the political, economic and social instability in the geographic areas in which we operate which could further impact demand.
Unfavorable credit conditions in financial markets outside of the U.S. or changes in U.S. aid or financial support could adversely affect the ability of our international customers and suppliers to obtain financing and could result in a decrease in or cancellation of orders for our products and services or impact the ability of our customers to make payments. These matters also may cause us to experience increased costs, such as for insurance coverage and performance bonds (or for them to be unavailable altogether), as well as difficulty with financing our operating, investing or financing (or refinancing) activities.
We are subject to government investigations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity. U.S. Government contractors are subject to extensive legal and regulatory requirements, including the International Traffic in Arms Regulations (“ITAR”), the Export Administration Regulations (“EAR”), and U.S. Foreign Corrupt Practices Act (“FCPA”). From time to time agencies of the U.S. Government investigate whether we have been and are operating in accordance with these and/or applicable contractual requirements. Under U.S. Government regulations, an indictment of L3Harris by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. Government contractor or subcontractor, could result in us being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity. A conviction, or an administrative finding against us that satisfies the requisite level of seriousness, could result in civil and/or criminal penalties, including fines, seizure of our products and debarment from contracting with the U.S. Government for a specific term, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
We derive a significant portion of our revenue from international operations and are subject to the risks of doing business internationally. We are dependent on sales to customers outside the U.S. We expect that international revenue will continue to account for a significant portion of our total revenue. Also, a portion of our international revenue is from, and a portion of our business activity is being conducted with or in, less-developed countries and sometimes countries with unstable governments, or in areas of military conflict or at military installations. Other risks of doing business internationally include:
•Laws, regulations and policies of foreign governments relating to investments and operations, including laws restricting our ability to transact in certain countries and/or markets;
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
_____________________________________________________________________

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
Business and Operational Risks
We depend on our subcontractors and suppliers, and failures in or disruptions to our supply chain could cause our products and or services to be produced or delivered in an untimely or unsatisfactory manner. Our ability to manufacture and deliver products and services to our customers requires our U.S. and non-U.S. subcontractors and suppliers to provide a variety of materials, components, subsystems and services. In some instances, we depend upon a single supplier for certain components, which adds risk because that supplier may at times be unable to meet our needs and because we may have limited negotiating leverage with sole-source suppliers. Identifying and qualifying dual and second-source suppliers can be difficult, time-consuming and may result in increased costs. Any inability to timely develop cost-effective alternative sources of supply could materially impact our ability to manufacture and deliver products and services to our customers.
In addition, we are required to procure certain materials and components, including microelectronic components, from U.S. Government-approved supply sources. Heightened regulatory requirements that may apply to these sources can further limit the subcontractors and suppliers we may utilize. Legislation, regulatory changes or other governmental actions, including product certification or stewardship requirements, sourcing restrictions, tariffs, export controls, embargoes, product authenticity, cybersecurity regulation, and environmental standards may all impact our subcontractors and suppliers.
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
While we continuously work to implement supply chain resiliency initiatives, we cannot guarantee the success of any of these efforts. Material supply disruptions may still occur in the future. Any supply chain disruption could result in delayed deliveries, increased costs, loss of customers, contractual penalties or damages, claims or litigation, regulatory investigations or actions, loss of future business opportunities, or reputational harm, any of which could materially and adversely affect our business, operational results, financial condition and cash flow.
Changes in trade policies, including tariffs, could cause adverse impacts to our business. Beginning in first quarter 2025, we observed a significant shift in U.S. trade policy, with increased tariffs and the imposition of new tariffs that could impact our supply chain and our business. While certain of such tariffs have been paused, ultimately trade policy decisions are outside of our control and may have consequences for our business. Changes in trade policies, such as new tariffs or increases in tariffs, or reactionary measures including retaliatory tariffs, legal challenges, or currency manipulation, could adversely impact us.
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
_____________________________________________________________________

We must attract and retain key employees, and any failure to do so could harm us. Our future success depends to a significant degree upon the continued contributions of our management and our ability to attract and retain highly-qualified management and technical personnel, including engineers and employees who have, or can obtain, U.S. Government security clearances, particularly clearances of top secret and above. To the extent that the demand for qualified personnel exceeds supply in certain areas, we could experience higher labor, recruiting or training costs in order to attract and retain such employees. Failure to attract and retain such personnel would damage our future prospects and could adversely affect our ability to succeed in our human capital goals and priorities, as well as negatively impact our business and operating results.
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
_____________________________________________________________________

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
The competitive landscape is also evolving, with increased competition from non-traditional new entrants, including technology start-ups. While these competitors may lack our scale, production capacity, and established customer trust, they may possess innovative or low-cost technologies and the ability to rapidly deploy new solutions. The emergence of such players may intensify pricing pressure and threaten our market share or competitive advantage.
In addition, the markets for our products and services may not develop as we currently anticipate, we may not be as successful in newly identified markets as anticipated, and joint ventures, partnerships, strategic alliances or other teaming arrangements we may enter into to pursue developing new products and services may not be successful. Our competitors, including non-traditional new entrants, may incorporate AI technologies into their products or services more quickly or more successfully than us, which could impair our ability to compete. Furthermore, competitors may develop competing products and services or incorporate new technologies into their existing products and services that either gain market acceptance in advance of our products and services or cause our existing products and services or technologies to become non-competitive or obsolete, which could adversely affect our results of operations and harm our business.
We have significant operations in locations that could be materially and adversely impacted in the event of a natural disaster or other significant disruption. Our corporate headquarters and significant business operations are located in Florida, which is subject to the risk of major hurricanes. Our worldwide operations and operations of our suppliers and customers could be subject to natural disasters or other significant disruptions, including hurricanes, typhoons, tsunamis, floods, earthquakes, fires, water shortages, other extreme weather conditions, epidemics, pandemics, acts of terrorism, power shortages and blackouts, telecommunications failures and other natural and man-made disasters or disruptions. In the event of such a natural disaster or other disruption, we could experience disruptions or interruptions to our operations or the operations of our suppliers, subcontractors, distributors, resellers or customers, including inability of employees to work; destruction of facilities; and/or loss of life, all of which could materially increase our costs and expenses, delay or decrease orders and revenue from our customers and have a material adverse effect on the continuity of our business, financial condition, results of operations, cash flows and equity.
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
_____________________________________________________________________

regulatory sanctions. Any release, unplanned ignition or explosion could expose us to adverse publicity or liability for damages or cause production delays, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
The failure to effectively maintain and modernize our IT systems and infrastructure could adversely affect our business. Rapid development cycles and the growth and expansion of our business has created technical debt within our enterprise. As part of our digital transformation, we are modernizing our infrastructure, applications, and information ecosystem, inclusive of cloud migrations, increasing automation and expanding the use of AI. Until our digital transformation is fully complete, we will continue to rely on significant manual processes and procedures that subject us to increased risk of error and internal control failure compared to automated processes. Our ability to modernize our technology systems and infrastructure requires us to execute large-scale, complex programs and projects, which rely on the commitment of significant financial and managerial resources and effective planning and management processes. We also rely on third party outsourcing, so the speed and effectiveness of our digital transformation may be subject to additional factors beyond our control. Additionally, integrating AI capabilities could increase technical complexity, potentially exacerbating these challenges. As a result, we may be unable to complete our digital transformation and manage our technical debt efficiently or in a timely manner, which could result in operational resiliency issues, delivery delays, cost overruns, additional expenses, reputational harm, legal and regulatory actions, and other adverse consequences.
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
Our level of indebtedness and our ability to make payments on or service our indebtedness may materially adversely affect our financial and operating activities or our ability to incur additional debt. As of January 2, 2026, we had $10.9 billion in aggregate principal amount of outstanding fixed-rate debt, which reflects our total long-term debt, including current portion but excluding finance leases. Our ability to make payments on and to refinance our current or future indebtedness, will depend on our ability to generate cash from operations, financings and investments, which may be subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.
If we are not able to repay or refinance our debt as it becomes due, we may be forced to divest businesses, sell assets or take other disadvantageous actions, including reducing financing for working capital, capital expenditures and general corporate purposes; reducing our cash dividend rate and/or share repurchases; or dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. In addition, our ability to withstand competitive pressures and to react to changes in the defense technology industry could be impaired. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.
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
•Increases in expenses not fully deductible for tax purposes, including impairment of goodwill or other long-term assets acquired in connection with mergers or acquisitions;
•Changes in available tax credits;
•Changes in share-based compensation expense;
•Changes in the valuation of our deferred tax assets and liabilities; and
•The resolution of issues arising from tax audits with various tax authorities.
Any significant increase in our future effective tax rates, or timing of deductions, credits, or payments, could adversely impact our results of operations and cash flows for future periods.
We may not be successful in obtaining the necessary export licenses and Congress may prevent proposed sales to certain foreign governments. We must first obtain export and other licenses and authorizations from various U.S. Government agencies before we are permitted to engage in international transactions involving certain products and technologies.
Our ability to obtain necessary licenses and authorizations is subject to risks and uncertainties, including changing U.S. Government policies or laws or delays in Congressional action due to several factors, including geopolitical and national security considerations. We may be unsuccessful in obtaining necessary licenses or authorizations or Congress may prevent or delay certain sales. If we are not successful in obtaining or maintaining the necessary licenses or authorizations in a timely manner, our transactions relating to those approvals may be reversed, prevented or delayed, and any significant impairment of our ability to sell products or technologies outside of the U.S. could negatively impact our business, financial condition, results of operations, cash flows and equity.
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
_____________________________________________________________________

Our reputation and ability to do business may be impacted by the improper conduct of our employees, agents or business partners. We have implemented compliance controls, training, policies and procedures designed to ensure compliance with, and prevent and detect reckless or criminal acts from being committed by our employees, agents or business partners that would violate the laws of the jurisdictions in which we operate. Such laws include laws governing payments to government officials, the FCPA, export controls, such as ITAR and the EAR, false claims, procurement integrity, cost accounting and billing, competition, information security and data privacy and the terms of our contracts.
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
We may become subject to intellectual property infringement claims, and third parties may infringe upon our intellectual property rights. Many of the markets we serve are characterized by vigorous protection and pursuit of intellectual property rights. Our competitive position in the market depends in part on our proprietary technology and our ability to ensure it is protected when necessary. Third parties have claimed in the past, and may claim in the future, that we are infringing upon their intellectual property rights. Such claims may result in us having potential defense costs, royalty agreements, damage awards or injunctions granted against certain capabilities.
We rely on a combination of patents, copyrights, trademarks, trade secrets, know-how, confidentiality provisions, proper use of data rights assertions with our government customers and licensing arrangements to establish and protect our intellectual property rights. In addition, the laws concerning intellectual property vary among nations and the protection provided to our intellectual property by the laws and courts of foreign nations may differ from those of the U.S. If we fail to successfully protect and enforce these rights, our competitive position could suffer. Our pending patent and trademark registration applications may not be allowed, or competitors may challenge the validity or scope of our patents or trademark registrations. Our U.S. Government customers may challenge our data rights assertions. We may be required to spend significant resources to monitor and enforce our intellectual property rights. Litigation to determine the scope of intellectual property rights, even if ultimately successful, could be costly and could divert management’s attention away from other aspects of our business. We may not be able to detect infringement, and our competitive position may be harmed before we do so. In addition, competitors may design around our technology or develop competing technologies.
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
_____________________________________________________________________

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
Strategic Transactions and Investments Risks
Strategic transactions, including mergers, acquisitions and divestitures, and the planned initial public offering (“IPO”) of the Missile Solutions business, involve significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and equity. Strategic transactions in which we have engaged and may engage in the future, including mergers, acquisitions and divestitures, and the planned IPO of the Missile Solutions business, present significant risks and uncertainties that could adversely affect our business, financial condition, results of operations, cash flows and equity, which include:
•Difficulty in identifying and evaluating potential mergers and acquisitions, including the risk that our due diligence does not identify or fully assess valuation issues, potential liabilities or other transaction risks;
•Difficulty, delays and expense in integrating newly merged or acquired businesses and operations, including combining capabilities, and in entering into new markets in which we are not experienced in an efficient and cost-effective manner while maintaining adequate standards, controls and procedures, and the risk that we encounter significant unanticipated costs or other problems associated with integration;
•Differences in business backgrounds, corporate cultures and management philosophies that may delay successful integration;
•Difficulty, delays and expense in consolidating and rationalizing IT infrastructure, which may include multiple legacy systems from transactions and integrating software code;
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
Changes in future business or other market conditions could cause business investments and/or recorded goodwill or other intangible assets to become impaired, resulting in substantial losses and write-downs that would materially adversely affect our results of operations and financial condition. A significant portion of our assets consist of goodwill and other intangible assets, primarily recorded as the result of acquisitions. Assumptions and judgments used in determining the initial purchase price of an acquisition may subsequently prove to be inaccurate due to changes in business, market, or economic conditions, or as a result of unforeseen developments, which could adversely affect the anticipated returns or which are otherwise not recoverable as an adjustment to the purchase
_____________________________________________________________________

price. We evaluate the recoverability of recorded goodwill annually, as well as when we change reporting units (either as a result of a reorganization or as the result of divestiture activity) and when events or circumstances indicate there may be an impairment. If an impairment exists, we record the charge in the period of determination. Because of the significance of our goodwill and other intangible assets, any future impairment of these assets could have a material adverse effect on our results of operations and financial condition. For additional information on our accounting policies related to impairment of goodwill, see our discussion under “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Report and Note 1: Significant Accounting Policies and Note 6: Goodwill and Intangible Assets in the Notes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
Not applicable.

ITEM 1C.	CYBERSECURITY.
Risk Management and Strategy
We assess and identify material risks from cybersecurity threats primarily through the work of our Global Technology and Business Solutions organization, which is fully integrated in our enterprise risk management (“ERM”) process in close partnership with other functions such as Engineering, Industrial Security, Internal Audit, and Legal. The ERM process, administered by management with input from each business segment and function, continuously monitors material risks facing L3Harris, including cybersecurity threats. Our Global Technology and Business Solutions organization, is led by our Chief Information Officer (“CIO”), who has extensive experience leading information technology for global organizations across aerospace, defense and industrials, and works directly with our Chief Executive Officer (“CEO”) and other members of senior management to assess cybersecurity threats as part of the ERM process. The CIO oversees the internal cybersecurity organization of more than 100 full-time employees headed by our Chief Information Security Officer (our “Cybersecurity Team”).
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
To actively manage cybersecurity risks identified as part of the ERM process or otherwise and to manage emerging cybersecurity threats in real time, management has implemented an ISO 27001 certified Information Security Management System. Our Cybersecurity Team operates a Security Operations Center that continuously monitors activity, frequently scans applications and systems for vulnerabilities to risk from cybersecurity threats and creates action plans to address and track identified cybersecurity threats until they have been remediated. Activities and cybersecurity incidents are reported to our CIO, who briefs senior management, including our CEO, as well as our Board, as appropriate. Our Cybersecurity Team also routinely engages with third parties, including government agencies focused on cyber resiliency, to manage risks from cybersecurity threats. For example, we are members of the DoW Defense Industrial Base Collaborative Information Sharing Environment, the National Defense Information Sharing and Analysis Center, and the National Security Agency’s Cybersecurity Collaboration Center. These organizations share real-time cybersecurity threat information and best practices in protecting, detecting and recovering from cybersecurity threats.
We are committed to safeguarding against both internal and external security threats through a robust counterintelligence and insider threat program that utilizes cutting-edge data analytics and machine learning. As a defense contractor, we must comply with the DoW's cybersecurity regulations, including the Defense Federal Acquisition Regulation Supplement, relating to the protection of Controlled Unclassified Information and prompt reporting of cybersecurity incidents. Our practices have been rigorously assessed by the Defense Contract Management Agency to meet the Level 2 Cybersecurity Maturity Model Certification requirements, reflecting our dedication to maintaining stringent security controls.
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
Governance
The Audit Committee provides regular oversight and review of our ERM process and other guidelines and policies governing the processes by which our CEO and senior management assess our exposure to risk, including risk from cybersecurity threats. The Audit Committee receives regular briefings from our CIO, Chief Information Security Officer and other members of senior management on cybersecurity threats and related matters and provides oversight and review of our ERM process.
The Audit Committee reviews our cybersecurity risk across the enterprise at least annually, including IT, supply chain and our products and our cybersecurity strategy framework and operational posture. The Board also reviews our IT, data security and other systems, processes, policies, procedures and controls at least annually to (a) identify, assess, monitor and mitigate cybersecurity risks; (b) identify measures to protect and safeguard against cybersecurity threats and breaches of confidential information and data and IT infrastructure and our other assets or assets of our customers or other third parties in our possession or custody; (c) support the response and management of cybersecurity threats and data breach incidents; and (d) aid in compliance with legal and regulatory requirements governing cybersecurity or data security reporting requirements.

ITEM 2.	PROPERTIES.
As of January 2, 2026, we operated approximately 230 locations in the U.S., Canada, EMEA, and APAC, consisting of approximately 25 million square feet of manufacturing, administrative, R&D, warehousing, engineering and office space, of which we owned approximately 11 million square feet and leased approximately 14 million square feet. As of January 2, 2026, we had major operations at the following locations:
CS — Rochester, New York; Salt Lake City, Utah; Londonderry, New Hampshire; Lynchburg, Virginia; Tempe, Arizona; Carlsbad, California; Farnborough, United Kingdom; Brisbane, Australia; Melbourne and Sunrise, Florida; and Abu Dhabi, United Arab Emirates.
IMS — Greenville, Waco, Rockwall and Plano, Texas; Mirabel and Waterdown, Canada; Camden, New Jersey; Anaheim, California; Tulsa, Oklahoma; Mason, Ohio; Salt Lake City, Utah; and Philadelphia, Pennsylvania.
SAS — Palm Bay, Melbourne and Malabar, Florida; Rochester and Amityville, New York; Clifton, New Jersey; San Diego, California; Colorado Springs, Colorado; Fort Wayne, Indiana; Herndon, Virginia; Wilmington, Massachusetts; and Alpharetta, Georgia.
AR — Camden, Arkansas; Chatsworth, California; Huntsville, Alabama; West Palm Beach, Florida; Cincinnati, Ohio; Orange, Virginia; Redmond, Washington; Hancock County, Mississippi; and Orlando, Florida.
Corporate — Melbourne, Florida; and Arlington, VA.
Our facilities are maintained in good operating condition and we believe have adequate capacity to meet current contractual and operational requirements and those expected in the foreseeable future. We will add, improve, replace or reduce facilities as appropriate to support our operational needs. See Note 5: Property, Plant and Equipment, Net and Note 11: Leases in the Notes for more information on our owned properties and our lease obligations, respectively.

ITEM 3.	LEGAL PROCEEDINGS.
See Note 15: Legal Proceedings, Commitments and Contingencies included in our Notes for information relating to our legal proceedings.
_____________________________________________________________________

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.
INFORMATION ABOUT OUR EXECUTIVE OFFICERS.
Our executive officers as of February 12, 2026, are listed below, along with their ages on that date, position held with us and principal occupation and business experience during at least the past five years.

Name	Age	Position	Held Since	Recent Business Experience
Kenneth Bedingfield	53	Senior Vice President (“VP”), Chief Financial Officer (“CFO”) President, Missile Solutions(1)	December 2023 January 2026	President, AR (2024-2025); CEO, Epirus, Inc. (“Epirus”) (2022-2023); President and Chief Operating Officer, Epirus (2022); CFO, Epirus (2020-2022); CFO, Northrop Grumman (2015-2020), Aerospace Sector CFO, Northrop Grumman (2013-2015)
John Cantillon	59	VP, Principal Accounting Officer	May 2024	VP, Assistant Controller (2023-2024); VP of Finance Manufacturing Operations, Pratt & Whitney (2023); VP and Controller, Pratt & Whitney (2020-2023)
Christoph Feddersen	54	Senior VP, General Counsel & Secretary	December 2025	VP, General Counsel & Secretary, (2024-2025); VP, General Counsel of L3Harris SAS (2024); VP and General Counsel, Collins Aerospace Systems (2018-2023)
Christopher Kubasik	64	Chairman and CEO	June 2022	Vice Chair and CEO (2021); Vice Chair, President and Chief Operating Officer (2019-2021); Chairman, CEO and President, L3 Technologies, Inc. (“L3”) (2018-2019)
Samir Mehta	53	President, Space & Mission Systems(1)	January 2026	President, CS (2023-2025); President of Advanced Structures, Collins Aerospace (2018-2022); President, Aftermarket Services for UTL Aerospace Systems (2017-2018)
Melanie Rakita	48	VP & Chief Human Resources Officer	April 2023	VP, Human Resources for L3Harris IMS (2023), SAS (2019-2023), and Legacy Harris Corporation Electronic Systems (2018-2019)
Jonathan Rambeau	53	President, Communication & Spectrum Dominance(1)	January 2026	President, IMS (2022-2025); VP and General Manager, Integrated Warfare Systems and Sensors of the Rotary and Mission Systems business, Lockheed Martin (2020-2022); VP and General Manager, C6ISR, Rotary and Mission Systems, Lockheed Martin (2016-2020)
_______________
(1) Following our fiscal 2026 segment reorganization, see Note 16: Subsequent Events in the Notes.

There is no family relationship between any of our executive officers or directors. All of our executive officers serve at the pleasure of our Board.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock, par value $1.00 per share, is listed and traded on the New York Stock Exchange (“NYSE”), under the ticker symbol “LHX.” According to the records of our transfer agent, as of February 6, 2026, there were 8,747 holders of record of our common stock.
_____________________________________________________________________

Dividends
During fiscal 2025, 2024 and 2023, we paid quarterly per share cash dividends on our common stock of $1.20, $1.16 and $1.14, respectively. We currently expect to continue paying cash dividends in the near future, but we can give no assurances concerning payment of future dividends or future dividend increases. The declaration of dividends by our Board and the amount thereof will depend on a number of factors, including our financial condition, capital requirements, cash flows, results of operations, future business prospects and other factors our Board may deem relevant.
Stock Performance Graph
The following graph provides a five year comparison of cumulative total shareholder return (“TSR”), assuming reinvestment of all dividends and an initial investment of $100 at the close of business on December 31, 2020, in L3Harris common stock, the Standard & Poor’s 500 Composite Stock Index (“S&P 500”) and the Standard & Poor’s 500 Aerospace & Defense Index (“S&P 500 Aerospace & Defense”):
FIVE YEAR COMPARISON OF CUMULATIVE TSR(1)

$250
$200
$150
$100
$50
Fiscal 2020
Fiscal 2021
Fiscal 2022
Fiscal 2023
Fiscal 2024
Fiscal 2025
L3Harris
S&P 500
S&P 500 Aerospace & Defense

_______________
(1) This performance graph is not deemed to be filed with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and should not be deemed to be incorporated by reference into any other previous or future filings by us under the Securities Act or the Exchange Act.
Recent Sales of Unregistered Securities
During fiscal 2025, we did not issue or sell any unregistered securities.
_____________________________________________________________________

Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases by us of our common stock during the fiscal quarter ended January 2, 2026:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)
Month No. 1
(October 4, 2025 - October 31, 2025)
Repurchase program(1)	203,853	$294.29	203,853	$2,323
Employee transactions(2)	736	$291.98	—	—
Month No. 2
(November 1, 2025 - November 28, 2025)
Repurchase program(1)	117,121	$281.64	117,121	$2,290
Employee transactions(2)	5,255	$288.29	—	—
Month No. 3
(November 29, 2025 - January 2, 2026)
Repurchase program(1)	227,189	$280.02	227,189	$2,227
Employee transactions(2)	423	$281.63	—	—
Total	554,577		548,163	$2,227
_______________
*Periods represent our fiscal months.
(1)On January 28, 2021 and October 21, 2022, we announced that our Board approved share repurchase authorizations under our repurchase program of $6.0 billion and $3.0 billion, respectively. The $6.0 billion authorization was fully utilized during first quarter 2025. Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof.
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
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations for fiscal 2025 compared with fiscal 2024. A discussion of fiscal 2024 compared to fiscal 2023 can be found in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2025 (our “Fiscal 2024 Form 10-K”). This MD&A is provided as a supplement to, should be read in conjunction with and is qualified in its entirety by reference to, our Consolidated Financial Statements and accompanying Notes appearing elsewhere in this Report. Except for the historical information contained herein, the discussions in this MD&A contain forward-looking statements that involve risks and uncertainties. Our future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in Part I. Item 1A. Risk Factors of this Report. For additional information, see Part I. Item 1. Business - Cautionary Statement Regarding Forward-Looking Statements of this Report.
OVERVIEW
We are the Trusted Disruptor in the defense industry. With customers’ mission-critical needs in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains in the interest of national security. We support customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government, their prime contractors and international allies. Our capabilities have defense
_____________________________________________________________________

and civil government applications, as well as commercial applications. As of January 2, 2026, we had approximately 45,000 employees, including approximately 18,000 engineers and scientists.
We structure our operations primarily around the capabilities we provide and we report our financial results in four business segments: CS, SAS, IMS, and AR. Revenue is disaggregated at the segment level into categories that the Chief Operating Decision Maker (“CODM”) believes best depict the nature, amount, timing, and uncertainty of revenue and cash flows. These categories do not distinguish between product and service revenue because management evaluates the business on a combined, consolidated revenue and cost of revenue basis. The CODM, as well as segment management, are not provided with and do not review revenue or cost of revenue disaggregated between products and services at the segment or sector level; accordingly, this information is not used in resource allocation decisions. Accordingly, and because we do not believe such disaggregation assists in an understanding of our financial condition and results of operations, product and service revenue and the related cost of revenue are not disaggregated herein. See Note 14: Business Segments in the Notes for further information regarding our business segments.
U.S. and International Budget Environment
The percentage of our revenue that was derived from sales to U.S. Government customers, whether directly or through prime contractors, including foreign military sales funded through the U.S. Government, was 75%, 76% and 76%, in fiscal 2025, 2024 and 2023, respectively.
On March 15, 2025, the President signed into law a full-year CR for GFY 2025, funding the government through September 30, 2025, with $893 billion for defense funding, including $851 billion for the DoW. This was in line with the 1% increase permitted by the caps under the Fiscal Responsibility Act of 2023 for GFY 2025. Notably, the CR provided funding at the account level, not the program level, allowing federal agencies more discretion with how they prioritize funding for programs.
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
On October 1, 2025, after Congress failed to reach an agreement on a short-term spending deal or full-year appropriation, the federal government experienced its longest shutdown on record, lasting 43 days. It was resolved with a CR lasting until January 30th for agencies that did not yet have full-year appropriations.
The Commerce-Justice-Science appropriations bill, which provides funding for NASA and National Oceanic and Atmospheric Administration (“NOAA”), was signed into law on January 23, 2026. The bill provides $6 billion above the Administration’s GFY 2026 budget request for NASA and rejects the proposed termination of the Space Launch System (“SLS”) and Orion following the Artemis III mission and directs the inclusion of an SLS-based option in any competition for future Artemis launch services. The bill also provides $6 billion for NOAA, an increase of more than $1.5 billion above the Administration’s GFY 2026 request.
The final GFY 2027 National Defense Authorization Act (“NDAA”) was signed into law in December 2025. The NDAA provides authorization of appropriations for the DoW, nuclear weapons programs of the Department of Energy, and other defense-related activities. In addition to serving as an authorization of appropriations, the NDAA establishes defense policies and restrictions, and addresses organizational administrative matters related to the DoW.
Congress passed the Defense Appropriations bill on February 3, 2026, providing $859 billion for DoW programs, an increase of 1% or ~$9 billion over the President’s Budget Request. In addition, Congress provided just over $22 billion for the FAA via the Transportation-Housing and Urban Development bill, more than $1 billion above the GFY 2025 enacted level. This includes $4 billion in resources for facilities and equipment, nearly $1 billion more than the prior year.
_____________________________________________________________________

Internationally, almost all NATO allies have committed to spend 5% of GDP annually over the next decade on defense and security-related expenditures, with 3.5% on core defense articles and another 1.5% on critical infrastructure, cyber and other key areas.
The overall defense spending environment, both in the U.S. and internationally, reflects the continued impacts of global conflicts and geopolitical tensions, and changes to U.S. Government or international spending priorities have and could in the future impact our business.
For a discussion of U.S. Government funding risks and international business risks see “Item 1. Business - International Business,” “Item 1A. Risk Factors” and Note 15: Legal Proceedings, Commitments and Contingencies in the Notes of this Report.
U.S. Federal Tax Reform
In third quarter 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, introducing amendments to the U.S. federal income tax code, including permanent reinstatement of immediate expensing for domestic research expenditures, a reduction in the benefit of the R&D credit, restoration of full expensing for qualified machinery, equipment and other short-lived assets, and several modifications to existing international tax provisions. Certain provisions are effective for 2025, the effects of which have been recognized in third quarter 2025 and are reflected in the Consolidated Financial Statements and the Notes. Certain other provisions are effective in future fiscal years.
Economic Environment
The ongoing uncertainty related to the impacts of inflation, as well as the interest rate environment and ongoing federal deficits could in the future impact U.S. Government spending priorities for our products and services. For a discussion of inflation-related risks, see “Item 1A. Risk Factors” of this Report.
We continue to monitor and evaluate the potential impact of current and proposed changes in trade policies and in particular, tariffs. In response to enacted tariffs, we are seeking exemptions, evaluating alternative sources of materials and subcontracted components, as well as engaging in supplier negotiations to help manage cost impacts and are considering price adjustments and other strategies to support profitability. There was no material impact on our 2025 results.
Operating Environment, Strategic Priorities and Key Performance Measures
As a proven alternative to traditional primes and new entrants, our flexible business model allows us to operate as either a prime, merchant supplier, or subcontractor, offering both commercial pricing and traditional government acquisition approaches. Our products are used across many customer platforms and this platform-agnostic approach gives us a unique advantage in rapidly adapting to the changing threat environment while effectively partnering with new entrants and non-traditional contractors. Customer demand for our solutions remains robust, and we ended fiscal 2025 with contractual backlog of $38.7 billion, a 13% increase over the prior year. Also in fiscal 2025, we invested $536 million (2% of total revenue) in company-funded R&D focused on technologies that expand our capabilities across our domains.
In fiscal 2025, we continued to make progress with our LHX NeXt initiative, our targeted program designed to enhance organizational agility and performance by leveraging our scale and relationships across segments, driving operational efficiency and competitiveness for the enterprise. We are investing in enterprise tools and optimized, revamped processes to unlock further opportunities for margin expansion and create additional value for our shareholders. Beginning fiscal 2026, LHX NeXt will be fully integrated within our operations as standard practice, with ongoing cost savings measured as operational improvement, which we refer to as e3 (excellence, everywhere, everyday).
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
_____________________________________________________________________

We use these measures, along with other performance measures that are not defined by U.S. Generally Accepted Accounting Principles (“GAAP”), to assess the success of our business and our ability to create shareholder value. We believe these measures are balanced among long-term and short-term performance, growth and innovation. We also use these and other performance metrics for executive compensation purposes.
OPERATIONS REVIEW
Consolidated Results of Operations

	Fiscal Year
(Dollars in millions, except per share amounts)	2025	2024

Revenue	$21,865	$21,325
Cost of revenue	(16,240)	(15,801)
Gross margin	5,625	5,524
General and administrative expenses	(3,430)	(3,568)
Impairment of goodwill and other assets	(85)	(38)
Operating income	2,110	1,918
Non-service FAS pension income and other, net(1)	419	354
Interest expense, net	(597)	(675)
Income before income taxes	1,932	1,597
Income taxes	(326)	(85)
Effective Tax Rate	16.9%	5.3%
Net income	1,606	1,512
Noncontrolling interests, net of tax	—	(10)
Net income attributable to L3Harris	$1,606	$1,502

Diluted EPS(2)	$8.53	$7.87
______________
(1)“FAS” is defined as Financial Accounting Standards.
(2)“EPS” is defined as Earnings Per Share.
Revenue. Revenue increased $540 million, or 3%, for fiscal 2025 compared to fiscal 2024 due to higher revenues across all of our segments excluding the impact of the CAS disposal group divestiture, primarily from higher volumes, including new program ramps, and increased international deliveries.
Gross Margin. Gross margin for fiscal 2025 increased compared to fiscal 2024, largely due to higher volumes, primarily in our AR and CS segments, partially offset by a $204 million decrease reflecting the absence of the CAS disposal group as a result of the March 2025 divestiture. Gross margin as a percentage of revenue remained flat compared to fiscal 2024. For discussion of operating income by segment see “Business Segment Results of Operations” below in this MD&A for further information.
_____________________________________________________________________

General and Administrative (“G&A”) Expenses. The following table presents the components of G&A expenses:

	Fiscal Year
(In millions)	2025	2024

Corporate:
Acquisition-related intangibles	$(707)	$(779)
LHX NeXt implementation costs(1)	(167)	(267)
Change in fair value of deferred compensation plan liabilities	(57)	(40)
Merger, acquisition, and divestiture-related expenses	(57)	(102)
Business divestiture-related losses(2)	(82)	(19)
Other unallocated corporate items(3)	(146)	(95)
Segment:
Company-funded R&D costs	(536)	(515)
Selling and marketing	(463)	(445)
Monetization of certain legacy end-of-life assets	184	62
Other(4)	(1,399)	(1,368)
G&A expenses	$(3,430)	$(3,568)
______________
(1)Includes costs associated with transforming multiple functions, systems and processes to increase agility and competitiveness, including third-party consulting, workforce optimization and incremental IT expenses for implementation of new systems. See Note 14: Business Segments in the Notes and the “Operating Environment, Strategic Priorities and Key Performance Measures” section for more detail on our LHX NeXt initiative and implementation costs.
(2)See Note 13: Acquisitions and Divestitures in the Notes for further information.
(3)Includes a portion of management and administration, legal, environmental, compensation, retiree benefits, the FAS/Cost Accounting Standards (“CAS”) operating adjustment (as defined in Note 1: Significant Accounting Policies), eliminations and other.
(4)Includes other segment G&A expenses, primarily payroll and benefits, outside services, facilities and insurance.
G&A expenses decreased $138 million, or 4%, for fiscal 2025 compared with fiscal 2024 primarily due to an increase in gains recognized in connection with the monetization of certain legacy end-of-life assets, lower LHX NeXt implementation costs, including lower third-party consulting expenses of $59 million, lower amortization of acquisition-related intangibles and merger, acquisition, and divestiture-related expenses, partially offset by an increase in business divestiture-related losses.
Impairment of Goodwill and Other Assets. In fiscal 2025, we recognized a $85 million non-cash charge for impairment of goodwill in connection with execution of the agreement to sell a newly established technology company, consisting of certain product lines of our SPPS sector (“SPPS business”), reported in our AR segment, and our Space Avionics & Communications division (“SA&C business”), reported in our IMS segment (collectively, the “Space Technology disposal group”), as discussed in Note 13: Acquisitions and Divestitures. In fiscal 2024, we recognized a $14 million non-cash charge for impairment of goodwill in connection with the divestiture of our antenna and related businesses (“Antenna disposal group”) and a $24 million non-cash charge for impairment of other assets in our CS segment associated with the Tactical Data Links (“TDL”) acquisition.
Non-service FAS Pension Income and Other, Net. The following table presents the components of non-service FAS pension income and other, net:

	Fiscal Year
(In millions)	2025	2024

Non-service FAS pension income(1)	$356	$322
Change in fair value of deferred compensation plan assets	44	22
Other, net(2)	19	10
Non-service FAS pension income and other, net	$419	$354
_______________
(1)Includes the non-service cost components of net periodic benefit income under our defined benefit pension and other postretirement benefit plans (collectively, “defined benefit plans”). See Note 9: Retirement Benefits in the Notes for further information.
(2)Primarily includes gains and losses on our equity investments in nonconsolidated affiliates and royalty income.
Interest Expense, Net. Our net interest expense decreased $78 million, or 12%, in fiscal 2025 compared with fiscal 2024 primarily due to lower average outstanding notes under our commercial paper program (“CP Program”)
_____________________________________________________________________

during 2025. See the “Liquidity and Capital Resources” discussion below in this MD&A and Note 8: Debt and Credit Arrangements in the Notes for further information.
Income Taxes. Our effective tax rate increased to 16.9% in fiscal 2025 compared with 5.3% in fiscal 2024. The increase in effective tax rate (“ETR”) for fiscal 2025 was primarily due to a state legislative change that required us to establish a valuation allowance on state R&D credit carryforwards, the CAS disposal group divestiture, and the enactment of the OBBBA, representing unfavorable impacts of 3.9%, 2.4% and 1.8%, respectively. Our ETR for both years benefited from favorable impacts of R&D credits, favorable resolution of audit uncertainties, and tax deductions for foreign derived intangible income (“FDII”). See Note 7: Income Taxes in the Notes for further information.
Diluted EPS. Diluted EPS increased 8% in fiscal 2025 compared with fiscal 2024 primarily due to higher net income from the combined effects of reasons noted in the sections above.
Business Segment Results of Operations
See “Item 1. Business” of this Report for a description of the sectors in each segment.
CS. Our CS segment includes software defined communication products and waveforms for domestic and international customers; broadband communications; integrated vision solutions; and public safety radios, system applications and equipment.

	Fiscal Year
(Dollars in millions)	2025	2024	% Inc/(Dec)

Revenue	$5,673	$5,459	4%
Operating income	1,432	1,324	8%
Operating margin	25.2%	24.3%

Ending contractual backlog	$6,935	$7,340
CS revenue increased in fiscal 2025 compared with fiscal 2024 primarily due to higher revenue of $179 million in Tactical Communications associated with increased international deliveries for our software-defined resilient communications equipment, partially offset by lower DoW demand, and higher revenue of $82 million in Broadband Communications from program ramps, including the Next Generation Jammer Electronic Warfare program. Such increases were partially offset by lower revenue of $40 million in PSPC from lower volume on civil communication products.
CS segment operating income increased in fiscal 2025 compared with fiscal 2024 primarily due to LHX NeXt driven cost savings realized during fiscal 2025 and the absence of a $24 million non-cash charge for impairment of other assets at Broadband Communications that occurred in fiscal 2024 related to the TDL acquisition, partially offset by unfavorable mix associated with a higher proportion of domestic development volume.
IMS. Our IMS segment includes multi-mission ISR systems; passive sensing and targeting; electronic attack platforms; autonomy; power and communications; networks; and the CAS disposal group, which includes aviation products and pilot training operations and was divested on March 28, 2025.

	Fiscal Year
(Dollars in millions)	2025	2024	% Inc/(Dec)

Revenue	$6,630	$6,618	—%
Operating income	812	826	(2%)
Operating margin	12.2%	12.5%

Ending contractual backlog	$12,215	$9,913
IMS revenue remained flat in fiscal 2025 compared with fiscal 2024 primarily due to lower revenue of $459 million from the CAS disposal group divestiture in first quarter 2025. Excluding the divestiture impact, IMS revenue increased $471 million, primarily due to higher revenues of $359 million in ISR from ramp on multiple classified programs and Airborne Early Warning and Control aircrafts for the Republic of Korea Air Force, $61 million in Maritime from new program ramp and $41 million in Targeting and Sensor Systems.
_____________________________________________________________________

IMS operating income decreased in fiscal 2025 compared with fiscal 2024 primarily due to a $104 million decrease from the CAS disposal group divestiture in first quarter 2025 and unfavorable program performance, including negative estimate at completion (“EAC”) adjustments of $38 million on a classified Maritime program and $25 million from the resolution of a contract matter related to lower utilization on the Canadian Maritime Helicopter Program as it nears completion. Such decreases were largely offset by a $75 million gain recognized in the second quarter of fiscal 2025 in connection with monetization of legacy end-of-life assets, aligned with our transformation and value creation priorities, higher volume, favorable mix impact from higher airborne electro-optical sensors volume and LHX NeXt driven cost savings.
SAS. Our SAS segment includes satellites and space payloads, sensors and full-mission solutions; classified intelligence and cyber; airborne combat systems, and mission networks for air traffic management operations.

	Fiscal Year
(Dollars in millions)	2025	2024	% Inc/(Dec)

Revenue	$6,946	$6,869	1%
Operating income	852	812	5%
Operating margin	12.3%	11.8%

Ending contractual backlog	$11,384	$9,427
SAS revenue increased in fiscal 2025 compared with fiscal 2024 due to higher revenue of $375 million in Mission Networks from higher FAA volume, offset by lower revenues of $166 million in Space Systems from lower volume associated with program timing, $129 million in Intel & Cyber from lower classified program volume and $76 million in Airborne Combat Systems from the May 2024 Antenna disposal group divestiture.
SAS operating income increased in fiscal 2025 compared with fiscal 2024 primarily due to stabilized program performance, an increase in gains of $23 million recognized in connection with the monetization of legacy end-of-life assets aligned with our transformation and value creation priorities and LHX NeXt driven cost savings, partially offset by unfavorable mix.
AR. Our AR segment includes missile solutions with propulsion technologies for strategic defense, missile defense, hypersonic, tactical and fuzing systems; and space propulsion and power systems for national security space and exploration missions.

	Fiscal Year
(Dollars in millions)	2025	2024	% Inc/(Dec)

Revenue	$2,845	$2,580	10%
Operating income	270	307	(12%)
Operating margin	9.5%	11.9%

Ending contractual backlog	$8,171	$7,564
AR revenue increased in fiscal 2025 compared with fiscal 2024 primarily due to higher revenues of $235 million in Missile Solutions from increased production volume on key missile and munitions programs and new program ramp and $56 million in Space Propulsion & Power Solutions from higher volume on a NASA program.
AR operating income decreased primarily due to a $85 million non-cash charge for impairment of goodwill in connection with the Space Technology disposal group, partially offset by higher volume and LHX NeXt driven cost savings.
_____________________________________________________________________

Unallocated Corporate Items. Unallocated corporate items include income and expenses not included in management’s evaluation of segment operating performance.

	Fiscal Year
(In millions)	2025	2024

Amortization of acquisition-related intangibles(1)	$(769)	$(853)
LHX NeXt implementation costs(2)	(167)	(267)
Business divestiture-related (losses) gains and impairment of goodwill(3)	(82)	(33)
Change in fair value of deferred compensation plan liabilities	(57)	(40)
Merger, acquisition, and divestiture-related expenses	(57)	(102)
Other(4)	(124)	(56)
Total unallocated corporate items	$(1,256)	$(1,351)
______________
(1)Includes amortization of intangible assets acquired in connection with business combinations. Because our acquisitions benefit the entire Company, the amortization was not allocated to any segment.
(2)Includes costs associated with transforming multiple functions, systems and processes to increase agility and competitiveness, including third-party consulting, workforce optimization and incremental IT expenses for implementation of new systems. For further information on our LHX NeXt initiative and implementation costs see Note 14: Business Segments in the Notes and the “General and Administrative Expenses” discussion above in this MD&A.
(3)See Note 13: Acquisitions and Divestitures in the Notes for further information.
(4)Includes a portion of management and administration, legal, environmental, compensation, retiree benefits, the FAS/CAS operating adjustment (as defined in Note 1: Significant Accounting Policies), eliminations and other.
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
Our primary capital deployment priorities involve a focus on funding the business through capital expenditures, including investing in training, facilities and digital infrastructure, debt repayment and returning cash to our shareholders through dividends and share repurchases.
Capital Resources
As of January 2, 2026, we had cash and cash equivalents of $1,069 million, of which $356 million was held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax impact.
CP Program. As of January 2, 2026, we had no outstanding notes under our CP Program. Our CP Program serves as a source of short-term financing under which we may issue unsecured commercial paper notes up to a maximum aggregate amount of $3.0 billion, supported by amounts available under our credit facilities, discussed below. From time to time, we use borrowings under the CP Program for general corporate purposes and working capital management, including the funding of acquisitions, debt repayment, dividend payments and repurchases of our common stock. See the “Financing Activities” discussion below in this MD&A for further information about our CP Program.
Credit Facilities. As of January 2, 2026, we had no outstanding borrowings under our credit facilities, had available borrowing capacity of $3.0 billion, net of outstanding borrowings under our CP Program, and were in compliance with all covenants under both of the following:
2025 Five-Year Credit Facility. On February 18, 2025, we established a new $2.5 billion, five-year senior unsecured revolving credit facility (the “2025 Five-Year Credit Facility”) by entering into a Revolving Credit Agreement (“2025 Five-Year Credit Agreement”). The 2025 Five-Year Credit Agreement replaces the prior $2.0 billion Revolving Credit Agreement, dated July 29, 2022 (“2022 Credit Agreement”).
2025 364-Day Credit Facility. On February 18, 2025, we established a new $500 million 364-day senior unsecured revolving credit facility (“2025 364-Day Credit Facility”) by entering into a 364-day Credit Agreement (“2025 364-Day Credit Agreement”). The 2025 364-Day Credit Agreement replaces the prior $1.5 billion 364-day credit agreement (“2024 Credit Agreement”), which matured on January 24, 2025.
See Note 8: Debt and Credit Arrangements in the Notes for further information regarding our credit facilities.
_____________________________________________________________________

Cash Flow
The following table provides a summary of our cash flow information:

	Fiscal Year
(In millions)	2025	2024

Cash and cash equivalents, beginning of period	$615	$560
Operating Activities:
Net income	1,606	1,512
Non-cash adjustments	1,551	1,576
Changes in working capital	(7)	66
Other, net	(44)	(595)
Net cash provided by operating activities	3,106	2,559
Net cash provided by (used in) investing activities	407	(263)
Net cash used in financing activities	(3,082)	(2,224)
Effect of exchange rate changes on cash and cash equivalents	23	(17)
Net increase (decrease) in cash and cash equivalents	454	55
Cash and cash equivalents, end of period	$1,069	$615
Operating Activities. The $547 million increase in net cash provided by operating activities in fiscal 2025 compared with fiscal 2024 was primarily due to favorable impacts of tax planning strategies and tax reform and less cash used for merger, acquisition and severance related payments and CP program interest as a result of lower average outstanding CP notes in fiscal 2025. Such amounts were partially offset by $73 million more cash used to fund working capital (i.e., receivables, contract assets, inventories, accounts payable and contract liabilities), largely due to timing of billing and collection activity and cash used for settlement of a longstanding legal matter.
Cash flow from operations was positive in all of our business segments in fiscal 2025.
Investing Activities. Our primary investing activities include capital expenditures and cash proceeds from sales of businesses.
The $670 million change in net cash provided by investing activities in fiscal 2025 compared with net cash used in investing activities in fiscal 2024 was primarily due to a $547 million increase in proceeds from the sale of businesses in fiscal 2025 (see “Divestitures” section below), net of cash divested, and the absence of a $100 million contribution to our rabbi trust assets made in fiscal 2024.
Divestitures. During fiscal 2025, we completed the divestiture of our CAS disposal group for net cash proceeds of $820 million. During fiscal 2024, we completed the divestitures of our Antenna disposal group and Aerojet Ordnance Tennessee, Inc. (“AOT disposal group”) for net cash proceeds of $170 million and $103 million, respectively. See Note 13: Acquisitions and Divestitures in the Notes for further information.
Financing Activities. Our primary financing activities include issuing and repaying long-term debt and commercial paper, exercising employee stock options, paying dividends and repurchasing common stock.
The $858 million increase in net cash used in financing activities in fiscal 2025 compared with fiscal 2024 was primarily due to increases in repayments of long-term debt, net of issuances of $825 million, cash used to repurchase common stock of $600 million and a decrease in net repayments of commercial paper of $569 million in fiscal 2025. Our primary financing activities are further discussed below.
Common stock repurchases. During fiscal 2025, we repurchased 5.1 million shares of our common stock under our share repurchase program for $1.2 billion. During fiscal 2024, we repurchased 2.5 million shares of our common stock under our share repurchase program for $554 million.
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
_____________________________________________________________________

Long-term debt. During fiscal 2025, we repaid the entire outstanding $600 million aggregate principal amount of our 3.832% notes, due April 27, 2025 with proceeds from the issuance and sale of the $600 million 5.50% notes, due August 15, 2054 (“5.50% 2054 Notes”) issued in fiscal 2024.
During fiscal 2024, we closed the issuance and sale of $2.25 billion aggregate principal amount of long-term fixed-rate debt consisting of 5.05% notes, due June 2029, 5.25% notes, due June 2031 and 5.35% notes, due June 2034 and used the proceeds to repay the entire outstanding $2.25 billion, variable rate-term loan facility utilized to finance the fiscal 2023 acquisition of TDL. Additionally, we closed the issuance and sale of the $600 million 5.50% 2054 Notes and repaid the $350 million of our 3.950% notes, due May 28, 2024.
As of January 2, 2026, we had $10.4 billion of outstanding long-term debt, net of current portion of $673 million.
CP Program. During fiscal 2025, our CP Program had a maximum outstanding balance of $1.8 billion and a daily average outstanding balance of $1.2 billion. During fiscal 2024, our CP Program had a maximum outstanding balance of $2.8 billion and daily average outstanding balance of $2.1 billion.
Dividends. During fiscal 2025 and fiscal 2024 we paid in $903 million and $886 million dividends, respectively. Information concerning our dividends is set forth above under “Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” of this Report.
Cash Requirements
Total Fixed-Rate Debt. As of January 2, 2026, we had fixed-rate debt of $10.9 billion, reflecting our total long-term debt, including current portion but excluding finance leases, of which $650 million is due within the next 12 months. In addition, cash interest on fixed-rate debt of $520 million is due within the next 12 months. The majority of our fixed-rate debt has been incurred in connection with merger and acquisition activity. See Note 8: Debt and Credit Arrangements in the Notes for further information regarding our fixed-rate debt.
Purchase Obligations. As of January 2, 2026, we had purchase obligations of approximately $10.2 billion, of which approximately 60% are due within the next 12 months. Our purchase obligations mainly consist of outstanding commitments on open purchase orders made to suppliers, subcontractors and other outsourcing partners under U.S. Government contracts and managed service agreements. Our risk associated with these purchase obligations is generally limited to the termination liability provisions within such contracts. As such, we do not believe there to be a material liquidity risk associated with outstanding purchase obligations.
Operating and finance lease commitments. As of January 2, 2026, we had operating and finance lease commitments of $1.3 billion, of which $193 million is due within the next 12 months. See Note 11: Leases in the Notes for further information regarding our lease commitments.
Defined Benefit Pension Contributions. With respect to our U.S. qualified defined benefit pension plans, we intend to contribute annually no less than the required minimum funding thresholds. In fiscal 2025, we made approximately $23 million of contributions to our U.S. qualified defined benefit pension plans. We expect to make approximately $18 million of contributions to these plans in fiscal 2026 and may consider voluntary contributions thereafter.
Future required contributions primarily will depend on the actual annual return on plan assets and the discount rate used to measure the benefit obligation at the end of each year. Depending on these factors, and the resulting funded status of our pension plans, the level of future statutory required minimum contributions could be material. We had net defined benefit plan assets of $1.2 billion as of January 2, 2026 compared with $789 million as of January 3, 2025. The improvement in funded status as of January 2, 2026 is primarily due to more favorable than expected return on plan assets.
We strategically manage our pension obligations by pursuing opportunities, to reduce exposure to pension volatility while maintaining financial flexibility. During fiscal 2025, we executed transactions to purchase nonparticipating single premium group annuity contracts and transfer $1.4 billion of our benefit obligation associated with certain U.S. or Canadian pension plans to insurance providers. The contracts were funded with $1.4 billion of associated plan assets and did not require any additional cash contributions. We expect to continue evaluating opportunities to strategically manage our pension obligations, including the potential for additional pension de-risking transactions in the future, subject to market conditions and plan funding levels. These actions align with our long-term strategy to reduce exposure to pension volatility while maintaining financial flexibility.
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
Liquidity Assessment
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity for the next 12 months and in the longer term. Although we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties and the state of global commerce and general political and global financial uncertainty.
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, availability under our senior unsecured credit facilities and our CP Program and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program, and repayments of our debt securities at maturity for the next 12 months and the reasonably foreseeable future thereafter. Our capital expenditures for fiscal 2026 are expected to be approximately $600 million.
CRITICAL ACCOUNTING ESTIMATES
Preparation of this Report in accordance with GAAP requires us to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, expenses and contractual backlog as well as disclosure of contingent assets and liabilities. While the following is not intended to be a comprehensive list of our accounting estimates, we consider the estimates discussed below as critical to an understanding of our financial statements because their application places the most significant demands on our judgment, with financial reporting results dependent on estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Specific risks for these critical accounting estimates are described in the following paragraphs. The impact and any associated risks described in the following paragraphs related to these estimates on our business operations are discussed throughout this MD&A where such estimates affect our reported and expected financial results. Senior management has discussed the development and selection of the critical accounting estimates and the related disclosure included herein with the Audit Committee of our Board. Actual results may differ from those estimates.
Revenue Recognition
A significant portion of our business is derived from long-term development and production contracts. Revenue and profit related to development and production contracts are generally recognized over time, typically using the percentage of completion (“POC”) cost-to-cost method of revenue recognition, whereby we measure our progress towards completion of the performance obligation based on the ratio of costs incurred to date to estimated costs at completion under the contract. Because costs incurred represent work performed, we believe this method best depicts the transfer of control of the asset to the customer. Under the POC cost-to-cost method of revenue recognition, a single estimated profit margin is used to recognize profit for each performance obligation over its period of performance.
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
_____________________________________________________________________

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
When changes in estimated total costs at completion or in estimated total transaction price are determined, the related impact on operating income is recognized on a cumulative basis. Cumulative EAC adjustments represent the cumulative effect of the changes on current and prior periods; revenue and operating margins in future periods are recognized as if the revised estimates had been used since contract inception. Any anticipated losses on these contracts are fully recognized in the period in which the losses become evident. In fiscal 2025 and fiscal 2024, earnings were impacted by recognition of net favorable EAC adjustments of $47 million and $39 million, respectively.
For the impacts of changes in estimates on our Consolidated Financial Statements, see “Business Segment Results of Operations” in this MD&A and Note 1: Significant Accounting Policies in the Notes.
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
The following table presents the significant assumptions used to determine the PBO:

	January 2, 2026		January 3, 2025
	Pension	Other Benefits	Pension	Other Benefits
Discount rate	5.29%	5.13%	5.46%	5.38%
_____________________________________________________________________

The following table presents the significant assumptions used to determine net periodic benefit income:

	Fiscal Year
	2025		2024
	Pension	Other Benefits	Pension	Other Benefits
Discount rate to determine service cost	5.30%	5.43%	4.92%	5.00%
Discount rate to determine interest cost	4.96%	5.08%	4.80%	4.78%
Expected return on plan assets	7.46%	7.50%	7.45%	7.50%
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
Sensitivity Analysis. The sensitivity of the PBO to changes in the discount rate varies depending on the magnitude and direction of the change in the discount rate. We estimate that a 25 basis point change in the discount rate of our combined U.S. defined benefit pension plans would have the following impact on our PBO as of January 2, 2026 and net periodic benefit income for the next twelve months:

(In millions)	25 Basis Point Increase	25 Basis Point Decrease

PBO	$(128)	$133
Net periodic benefit income	6	(7)
Expected Return on Plan Assets. Substantially all of our plan assets are managed on a commingled basis in a master investment trust. We determine our expected return on plan assets by evaluating both historical returns and estimates of future returns. Specifically, we consider the plan’s actual historical annual return on assets over the past 15, 20 and 25 years and historical broad market returns over long-term timeframes based on our strategic allocation, which is detailed in Note 9: Retirement Benefits in the Notes. Future returns are based on independent estimates of long-term asset class returns. Based on this approach, the weighted average long-term annual rate of return on assets was estimated to be 7.46% for both fiscal 2025 and 2026.
Sensitivity Analysis. We estimate that a 25 basis point change in the expected return on plan assets of our combined U.S. defined benefit pension plans would have the following impact on net periodic benefit income for the next twelve months:

(In millions)	25 Basis Point Increase	25 Basis Point Decrease

Net periodic benefit income	$(17)	$17
Goodwill
We test our goodwill for impairment annually as of the first business day of our fourth fiscal quarter, which was October 6 in fiscal 2025, or under certain circumstances more frequently, such as when events or circumstances indicate there may be impairment or when we reorganize our reporting structure such that the composition of one or more of our reporting units is affected. We test goodwill for impairment at a level within the Company referred to as the reporting unit, which is our business segment level or one level below the business segment. Some of our segments are comprised of multiple reporting units. Allocation of goodwill to multiple reporting units could make it more likely that we will have an impairment charge in the future. An impairment charge to any one of our reporting units could have a material impact on our financial condition and results of operations.
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
_____________________________________________________________________

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
If we perform a quantitative assessment for a certain reporting unit, we calculate the fair value of that reporting unit and compare the fair value to the reporting unit’s net book value. We estimate fair values of our reporting units based on projected cash flows and review of revenue and/or earnings multiples applied to the latest twelve months’ revenue and earnings of our reporting units. Projected cash flows are based on our best estimate of future revenues, operating costs and balance sheet metrics reflecting our view of the financial and market conditions of the underlying business; and the resulting cash flows are discounted using an appropriate discount rate that reflects the risk in the forecasted cash flows. The revenues and earnings multiples applied to the revenues and earnings of our reporting units are based on current multiples of revenues and earnings for similar businesses, and based on revenues and earnings multiples paid for recent acquisitions of similar businesses made in the marketplace. We then assess whether any implied control premium, based on a comparison of fair value based purely on our stock price and outstanding shares with fair value determined by using all of the above-described models, is reasonable. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Fiscal 2025 Impairment Tests. We completed our annual goodwill impairment assessment for all reporting units as of October 6, 2025 and concluded that no impairment existed for any of the reporting units.
Business realignment. Effective for fiscal 2025, to better align our businesses, we transferred our fuzing and ordnance (“FOS”) business from our IMS segment (within the TSS and DE reporting unit) to our AR segment (also a reporting unit) and adjusted our reporting accordingly. Immediately before and after the realignment, we performed quantitative impairment assessments under our former and new reporting unit structure. These assessments indicated no impairment existed either before or after the realignment.
Space Technology disposal group. For information related to the Space Technology disposal group pending divestiture, including goodwill allocation, impairment testing and resulting impairment see Note 6: Goodwill and Intangible Assets in the Notes.
See Note 6: Goodwill and Intangible Assets in these Notes for further information.
Fiscal 2024 Impairment Tests. We completed our annual goodwill impairment assessment for all reporting units as of September 30, 2024 and concluded that no impairment existed for any of the reporting units.
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
At-risk Goodwill. Based on the fiscal 2025 annual impairment testing, all of our reporting units had clearances above 30%. Based on the fiscal 2024 annual impairment testing, all of our reporting units had clearances above 25%.
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
Goodwill-Related Fair Value Estimates. Fair value determinations described above under the heading “Goodwill” in this Critical Accounting Estimates section of this MD&A were determined based on a combination of market-based valuation techniques, utilizing quoted market prices and projected discounted cash flows. The
_____________________________________________________________________

process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. Material changes in these estimates could occur and result in additional impairments in future periods.
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
Income Taxes
We record deferred tax assets and liabilities for differences between the tax basis of assets and liabilities and amounts reported in our Consolidated Balance Sheet, as well as operating loss and tax credit carryforwards. We follow very specific and detailed guidelines in each tax jurisdiction regarding the recoverability of any tax assets recorded on the Consolidated Balance Sheet and provide necessary valuation allowances as required. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character (for example, ordinary income or capital gain) within the carryback or carryforward periods available under the tax law. We regularly review our deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. We have not made any material changes in the methodologies used to determine our tax valuation allowances during fiscal 2025.
Our Consolidated Balance Sheet as of January 2, 2026 included deferred tax assets of $76 million and deferred tax liabilities of $1,114 million. For all jurisdictions in which we have net deferred tax assets, we expect that our existing levels of pre-tax earnings are sufficient to generate the amount of future taxable income needed to realize these tax assets. Our valuation allowance related to our deferred tax assets, which is reflected in our Consolidated Balance Sheet, was $260 million as of January 2, 2026. Although we make reasonable efforts to ensure the accuracy of our deferred tax assets, if we continue to operate at a loss in certain jurisdictions, or are unable to generate sufficient future taxable income, or if there is a material change in the actual effective tax rates or time period within which the underlying temporary differences become taxable or deductible, or if the potential impact of tax planning strategies changes, we could be required to increase the valuation allowance against all or a significant portion of our deferred tax assets resulting in a substantial increase in our effective tax rate and a material adverse impact on our operating results.
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
As of January 2, 2026, we had $754 million of unrecognized tax benefits, of which $635 million would favorably impact our future tax rates in the event that the tax benefits are eventually recognized. See Note 7: Income Taxes in the Notes for additional information.
Impact of Recently Adopted and Issued Accounting Pronouncements
See Note 1: Significant Accounting Policies in the Notes for information relating to the impact of recently adopted and issued accounting pronouncements.
_____________________________________________________________________

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Foreign Currency Risk
We are exposed to foreign currency risks that arise in normal course of our business operations. These risks include the translation of local currency balances of foreign subsidiaries into U.S. dollars and transactions denominated in currencies other than a subsidiary’s functional currency. Assets and liabilities of international subsidiaries that use local currency as the functional currency, are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the year. In fiscal 2025, approximately 10% of our business was transacted in local currency environments. As of January 2, 2026, the cumulative impact of translating the assets and liabilities of these operations to U.S. Dollars was a $185 million loss, which is included as a component of shareholders’ equity.
Our U.S. and foreign businesses enter into contracts with customers, subcontractors or vendors that are denominated in currencies other than the functional currencies of such businesses. To manage our exposure to currency risk and market fluctuation risk associated with anticipated cash flows that are probable of occurring in the future, we implement foreign currency forward contracts to hedge both balance sheet and off-balance sheet future foreign currency commitments. As of January 2, 2026, we had open foreign currency forward contracts with an aggregate notional amount of $203 million, hedging certain forecasted transactions denominated in U.S. Dollars, Canadian Dollars and Australian Dollars. Notional amounts are used to measure the volume of foreign currency forward contracts and do not represent exposure to foreign currency losses. Factors that could impact the effectiveness of our hedging programs for foreign currency include accuracy of sales estimates, volatility of currency markets and the cost and availability of hedging instruments.
As of January 2, 2026, a hypothetical 10% change in currency exchange rates for our foreign currency derivatives held would not have had a material impact on the fair value of such instruments or our results of operations or cash flows. This quantification of exposure to the market risk associated with foreign currency financial instruments does not take into account the offsetting impact of changes in the fair value of our foreign denominated assets, liabilities and firm commitments.
Interest Rate Risk
We have exposure to interest rate risk associated with our financing activities, primarily our long-term debt borrowings. As of January 2, 2026, our long-term debt consisted predominately of fixed-rate debt with a carrying value and estimated fair value of $10,876 million and $10,913 million, respectively. The terms of our fixed-rate debt obligations are not puttable to us (i.e., not required to be redeemed by us prior to maturity) and we currently have no plans to refinance or repurchase outstanding fixed-rate debt prior to maturity. As such, fluctuation in market interest rates impact the fair value of our long-term debt but do not impact our statement of operations or cash flow. As of January 2, 2026, a hypothetical 10% change in interest rates on our long-term fixed-rate debt obligations would not have had a material impact on the fair value of these obligations.
We can give no assurances, however, that interest rates will not change significantly or have a material effect on the fair value of our debt obligations or our results of operations or cash flows over the next twelve months. See Note 8: Debt and Credit Arrangements in the Notes for information regarding the maturities of our fixed-rate debt obligations.

_____________________________________________________________________

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of L3Harris Technologies, Inc. (the Company) as of January 2, 2026 and January 3, 2025, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended January 2, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at January 2, 2026 and January 3, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 2, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2026 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

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

Auditing the cost estimation for revenue recognition on development and production contracts where revenue is recognized over time using the percentage of completion cost-to-cost method involved subjective auditor judgment because the Company’s development of the estimated total cost at completion requires estimates of the cost of the work to be completed based on the Company’s underlying assumptions around achieving the technical, schedule and cost aspects of its contracts. In determining the estimates of the cost of the work to be completed, the Company considered the nature and complexity of the work to be performed, subcontractor performance and the risk and impact of delayed performance. Estimates of total cost at completion are also affected by management’s assessment of the current status of the contract and expectation for performance on the contract, as well as historical experience.

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

Orlando, Florida
February 12, 2026

_____________________________________________________________________

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year
(In millions, except per share amounts)	2025	2024	2023

Revenue
Products	$15,487	$15,134	$13,694
Services	6,378	6,191	5,725
Total revenue	21,865	21,325	19,419
Cost of revenue
Products	(11,252)	(11,019)	(9,711)
Services	(4,988)	(4,782)	(4,595)
Total cost of revenue	(16,240)	(15,801)	(14,306)
General and administrative expenses	(3,430)	(3,568)	(3,313)
Impairment of goodwill and other assets	(85)	(38)	(374)
Operating income	2,110	1,918	1,426
Non-service FAS pension income and other, net	419	354	338
Interest expense, net	(597)	(675)	(543)
Income before income taxes	1,932	1,597	1,221
Income taxes	(326)	(85)	(23)
Net income	1,606	1,512	1,198
Noncontrolling interests, net of tax	—	(10)	29
Net income attributable to L3Harris	$1,606	$1,502	$1,227

Earnings per share attributable to common shareholders
Basic	$8.57	$7.91	$6.47
Diluted	$8.53	$7.87	$6.44
See accompanying Notes to Consolidated Financial Statements.

_____________________________________________________________________

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year
(In millions)	2025	2024	2023

Net income	$1,606	$1,512	$1,198
Other comprehensive income, net of tax:
Foreign currency translation and other, net	97	(65)	50
Pension and other postretirement benefits	(5)	290	40
Other comprehensive income	92	225	90
Comprehensive income	1,698	1,737	1,288
Noncontrolling interests, net of tax	—	(10)	29
Comprehensive income attributable to L3Harris	$1,698	$1,727	$1,317
See accompanying Notes to Consolidated Financial Statements.

_____________________________________________________________________

CONSOLIDATED BALANCE SHEET

(In millions, except shares)	January 2, 2026	January 3, 2025

Assets
Current assets
Cash and cash equivalents	$1,069	$615
Receivables, net	1,371	1,072
Contract assets	3,566	3,230
Inventories, net	1,219	1,330
Income taxes receivable	53	379
Other current assets	431	461
Assets of business held for sale	884	1,131
Total current assets	8,593	8,218
Non-current assets
Property, plant and equipment, net	2,665	2,806
Goodwill	20,010	20,325
Intangible assets, net	6,509	7,639
Deferred income taxes	76	120
Other non-current assets	3,342	2,893
Total assets	$41,195	$42,001

Liabilities and equity
Current liabilities
Short-term debt	$—	$515
Accounts payable	2,461	2,005
Contract liabilities	2,262	2,142
Compensation and benefits	482	419
Other current liabilities	1,908	2,317
Liabilities of business held for sale	113	235
Total current liabilities	7,226	7,633
Non-current liabilities
Long-term debt, net of current portion	10,443	11,081
Deferred income taxes	1,114	942
Other non-current liabilities	2,777	2,766
Total liabilities	21,560	22,422
Equity
Shareholders’ Equity:
Common stock	187	190
Paid-in capital	15,117	15,558
Retained earnings	4,212	3,739
Accumulated other comprehensive income	119	27
Total shareholders’ equity	19,635	19,514
Noncontrolling interests	—	65
Total equity	19,635	19,579
Total liabilities and equity	$41,195	$42,001
See accompanying Notes to Consolidated Financial Statements.
_____________________________________________________________________

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year
(In millions)	2025	2024	2023

Operating Activities
Net income	$1,606	$1,512	$1,198
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	1,224	1,289	1,166
Share-based compensation	113	97	89
Net periodic benefit income	(330)	(286)	(275)
Share-based matching contributions under defined contribution plans	253	264	231
Impairment of goodwill and other assets	85	38	374
Deferred income taxes	206	174	(423)
(Increase) decrease in:
Receivables, net	(343)	128	124
Contract assets	(437)	(194)	62
Inventories, net	117	96	(182)
Other current assets	17	(29)	(55)
Increase (decrease) in:
Accounts payable	475	(90)	87
Contract liabilities	181	126	195
Compensation and benefits	70	(128)	38
Other current liabilities	(423)	155	(88)
Income taxes	365	(383)	(333)
Other operating activities	(73)	(210)	(112)
Net cash provided by operating activities	3,106	2,559	2,096
Investing Activities
Net cash paid for acquired businesses	—	—	(6,688)
Capital expenditures	(424)	(408)	(449)
Proceeds from sales of businesses, net of cash divested	820	273	71
Other investing activities	11	(128)	45
Net cash provided by (used in) investing activities	407	(263)	(7,021)
Financing Activities
Proceeds from issuances of long-term debt, net	—	2,827	7,568
Repayments of long-term debt	(618)	(2,620)	(3,170)
Change in commercial paper, maturities under 90 days, net	(515)	(567)	623
Proceeds from commercial paper, maturities over 90 days	—	688	1,181
Repayments of commercial paper, maturities over 90 days	—	(1,205)	(205)
Repurchases of common stock	(1,154)	(554)	(518)
Dividends paid	(903)	(886)	(868)
Other financing activities	108	93	(17)
Net cash (used in) provided by financing activities	(3,082)	(2,224)	4,594
Effect of exchange rate changes on cash and cash equivalents	23	(17)	11
Net increase (decrease) in cash and cash equivalents	454	55	(320)
Cash and cash equivalents, beginning of period	615	560	880
Cash and cash equivalents, end of period	$1,069	$615	$560
See accompanying Notes to Consolidated Financial Statements.
_____________________________________________________________________

CONSOLIDATED STATEMENT OF EQUITY

	Fiscal Year
(In millions, except per share amounts)	2025	2024	2023

Common Stock
Beginning balance	$190	$190	$191
Share-based compensation	2	3	2
Repurchases and retirement of common stock	(5)	(3)	(3)
Ending balance	187	190	190
Paid-in Capital
Beginning balance	15,558	15,553	15,677
Share-based compensation and other, net	478	460	309
Repurchases and retirement of common stock	(919)	(455)	(433)
Ending balance	15,117	15,558	15,553
Retained Earnings
Beginning balance	3,739	3,220	2,943
Net income and other	1,606	1,501	1,227
Repurchases and retirement of common stock	(230)	(96)	(82)
Cash dividends	(903)	(886)	(868)
Ending balance	4,212	3,739	3,220
Accumulated Other Comprehensive Income (Loss)
Beginning balance	27	(198)	(288)
Other comprehensive income, net of tax	92	225	90
Ending balance	119	27	(198)
Noncontrolling Interests
Beginning balance	65	64	101
Derecognized with divestiture	(63)	—	—
Net income and other	(2)	1	(37)
Ending balance	—	65	64
Total Equity	$19,635	$19,579	$18,829
Cash dividends per share	$4.80	$4.64	$4.56
See accompanying Notes to Consolidated Financial Statements.
_____________________________________________________________________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1: SIGNIFICANT ACCOUNTING POLICIES
Organization — L3Harris Technologies, Inc., together with its subsidiaries, is the Trusted Disruptor in the defense industry. With customers’ mission-critical needs in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains in the interest of national security. We support customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government, their prime contractors and international allies. Our capabilities have defense and civil government applications, as well as commercial applications. As of January 2, 2026, we had approximately 45,000 employees.
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
Fiscal Year — Our fiscal year ends on the Friday nearest December 31. The fiscal years ended January 2, 2026 (“fiscal 2025”), January 3, 2025 (“fiscal 2024”) and December 29, 2023 (“fiscal 2023”) included 52 weeks, 53 weeks, and 52 weeks, respectively.
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
Business Realignment — Effective in first quarter 2025, to better align our businesses, we transferred our FOS business from our IMS segment to our AR segment and adjusted our reporting accordingly. The historical results, discussion and presentation of our business segments as set forth in the accompanying Consolidated Financial Statements and these Notes reflect the impact of these changes for all periods presented in order to present segment information on a comparable basis. There is no impact on our previously reported consolidated statements of operations, balance sheets, statements of cash flows or statements of equity resulting from these changes.
Cash and Cash Equivalents — Cash and cash equivalents include cash at banks and temporary cash investments with a maturity of three or fewer months when purchased. These investments include accrued interest and are carried at the lower of cost or market.
Fair Value Measurements — We measure certain assets and liabilities at fair value on a recurring basis utilizing a three-level fair value hierarchy that prioritizes inputs based on market observability:
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
_____________________________________________________________________

Fair Value of Businesses. For purposes of allocating goodwill to the disposal groups that represent a portion of a reporting unit, we determine the fair value of each disposal group based on the respective negotiated selling price, and the fair value of the retained businesses of the respective reporting unit based on a combination of market-based and income-based valuation techniques, utilizing quoted market prices and projected discounted cash flows. These fair value determinations are categorized as Level 3 in the fair value hierarchy due to their use of internal projections and unobservable measurement inputs. See Note 6: Goodwill and Intangible Assets in these Notes for additional information regarding the impairment of goodwill related to our business divestitures.
Accounts Receivable — We record receivables derived from contracts with customers at net realizable value and they generally do not bear interest. This value includes an allowance for estimated uncollectible accounts to reflect any losses anticipated on the accounts receivable balances which is charged to the provision for doubtful accounts. We calculate this allowance at inception based on expected loss over the life of the receivable. We consider historical write-offs by customer, level of past due accounts and economic status of the customer. A receivable is considered delinquent if it is unpaid after the term of the related invoice has expired. Write-offs are recorded at the time a customer receivable is deemed uncollectible. Our allowances for collection losses were $21 million as of both January 2, 2026 and January 3, 2025.
Contract Assets and Liabilities — The timing of revenue recognition, customer billings and cash collections results in contract assets and contract liabilities at the end of each reporting period. Contract assets mainly represent unbilled amounts typically resulting from revenue recognized exceeding amounts billed to customers for contracts utilizing the POC cost-to-cost revenue recognition method. Contract assets become receivables as we bill customers as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, upon achievement of contractual milestones or upon deliveries and, in certain arrangements, the customer may defer payment of a portion of the contract price until contract completion. Contract assets are classified as current on our Consolidated Balance Sheet based on our contract operating cycle. Contract liabilities include advance payments and billings in excess of revenue recognized, including deferred revenue. Contract assets and liabilities are reported on a contract-by-contract basis at the end of each reporting period.
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
Property, Plant and Equipment — Property, plant and equipment, including software capitalized for internal use, is recorded at cost and depreciated on a reasonable and systematic basis, typically the straight-line method, over the estimated useful life of the asset. Estimated useful lives generally range as follows: buildings, including leasehold improvements, between 2 and 45 years; machinery and equipment between 2 and 10 years; and software capitalized for internal-use between 2 and 10 years. We review property, plant and equipment for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.
Goodwill — We follow the acquisition method of accounting to record the assets and liabilities of acquired businesses at their estimated fair value at the date of acquisition. We initially record goodwill for the amount of consideration transferred that exceeds the acquisition-date fair value of net identifiable assets acquired.
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
_____________________________________________________________________

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
If we determine it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, we measure any impairment loss by comparing the fair value of that reporting unit to its carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered impaired, and an impairment loss is recognized in an amount equal to that excess.
Intangible Assets — Our finite-lived intangible assets are amortized to expense over their applicable useful lives, either according to the underlying economic benefit as reflected by future net cash inflows or on a straight-line basis depending on the nature of the asset, generally ranging between 3 to 20 years. We review finite-lived intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of the asset may not be recoverable. We evaluate the recoverability of such assets based on the expectations of undiscounted cash flows from such assets. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying amount.
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
Leases — At contract inception, we evaluate whether an arrangement is or contains a lease. Leases with terms of twelve months or less are accounted for under the short-term lease practical expedient and are expensed as incurred in the “Cost of revenue” and “General and administrative expenses” line items in our Consolidated Statement of Operations. For leases with terms greater than twelve months, we determine the lease classification (operating or finance) at the lease commencement date and recognize the related right-of-use (“ROU”) asset and lease liability on our Consolidated Balance Sheet. ROU assets for operating and finance leases are included as a component of the “Other non-current assets” and “Property, plant and equipment, net” line items, respectively. The current portion of the related lease liability is included as a component of the “Other current liabilities” line item, and the non-current portion is included as a component of the “Other non-current liabilities” and “Long-term debt, net of current portion” line items, for operating and finance leases, respectively.
ROU assets and lease liabilities are initially measured at the present value of future lease payments, which primarily consist of base rent. The majority of our leases do not provide an implicit rate that is readily available, therefore the present value of future lease payments is determined using our incremental borrowing rate at the lease commencement date. The expected lease term includes periods covered by options to extend or terminate the lease when it is reasonably certain that such options will be exercised.
Certain lease payments vary based on changes in market indices. These variable lease costs are expensed as incurred and included in the “Cost of revenue” and “General and administrative expenses” line items in our Consolidated Statement of Operations. As a practical expedient, we account for lease and non-lease components as a single lease component. Variable non-lease components are excluded from the measurement of lease payments used to determine the ROU asset and lease liability.
Operating lease cost and finance lease amortization are recognized on a straight-line basis over the expected lease term and included in the “Cost of revenue” and “General and administrative expenses” line items in our
_____________________________________________________________________

Consolidated Statement of Operations. Interest expense related to finance lease liabilities is recognized in the “Interest expense, net” line item in our Consolidated Statement of Operations.
Investments — We hold certain investments in companies that align with our strategic business objectives, including advancing capabilities, market access, and technology development. These investments, consisting of equity method investments and equity interest investments, are included as a component of the “Other non-current assets” line item in our Consolidated Balance Sheet. Any impairment charges recognized on our investments are included in the “Non-service FAS pension income and other, net” line item in our Consolidated Statement of Operations.
Equity Method Investments. As of January 2, 2026 and January 3, 2025, our equity method investments were $88 million and $62 million, respectively. Investments where we have significant influence, but not control (typically 20% to 50% ownership), are recorded at cost and adjusted for our share of the investee’s earnings or losses, with dividends received reducing the carrying value of our investment. Adjustments are recognized in the “Non-service FAS pension income and other, net” line item in our Consolidated Statement of Operations. We evaluate these investments for other-than-temporary impairment when events or circumstances indicate the carrying amount may not be recoverable.
Equity Interest Investments. As of January 2, 2026 and January 3, 2025, our equity interest investments were $82 million and $55 million, respectively. These investments are accounted for under ASC 321 and measured at fair value or, when fair value is not readily determinable, under the measurement alternative at cost adjusted for observable price changes or impairment. Changes in fair value and measurement alternative adjustments are recognized in the “Non-service FAS pension income and other, net” line item in our Consolidated Statement of Operations. We evaluate these investments for impairment when indicators of a decline in value arise.
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
Foreign Currency Translation — Assets and liabilities of international subsidiaries that use local currency as the functional currency, are translated at current rates of exchange and income and expense items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are recorded as a component of the “Accumulated other comprehensive income” line item in our Consolidated Balance Sheet.
Share-Based Compensation — We measure compensation cost for all share-based awards (including employee stock options) at fair value and recognize cost over the vesting period, with forfeitures recognized as they occur. It is our practice to issue shares when options are exercised. Share-based compensation expense is recognized in the “Cost of revenue” and “General and administrative expenses” line items in our Consolidated Statement of Operations.
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
We categorize revenue and costs for performance obligations to provide tangible goods as “product” and revenue and costs for performance obligations to provide services for which the principal result is not to produce anything tangible as “service.” In instances where a single performance obligation requires us to deliver products and perform services, we derive the product and service categories presented in our financial statements based upon the predominant nature of the performance obligation. In these cases, we classify the revenue and costs from the entire performance obligation based on the nature of the overall promise made to the customer.
_____________________________________________________________________

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
For contracts with multiple performance obligations, we allocate the transaction price to each performance obligation based on the relative standalone selling price of the product or service underlying each performance obligation. The standalone selling price represents the amount for which we would sell the product or service to a customer on a standalone basis (i.e., not sold as a bundle with any other products or services). Our contracts with the U.S. Government, including foreign military sales contracts, are subject to the FAR and the prices of our contract deliverables are typically based on our estimated or actual costs plus appropriate margin. As a result, the standalone selling prices of the products and services in these contracts are typically equal to the selling prices stated in the contract, thereby eliminating the need to allocate (or reallocate) the transaction price to the multiple performance obligations. In our non-U.S. Government contracts, we also generally use the expected cost plus margin approach to determine standalone selling price. In addition, we determine standalone selling price for certain contracts that are commercial in nature based on observable selling prices.
We recognize revenue for each performance obligation when (or as) the performance obligation is satisfied by transferring control of the promised products or services underlying the performance obligation to the customer. The transfer of control can occur over time or at a point in time. A significant portion of our business is derived from development and production contracts. Revenue and profit related to development and production contracts are generally recognized over time, typically using the POC cost-to-cost method of revenue recognition, whereby we measure our progress towards completion of the performance obligation based on the ratio of costs incurred to date to estimated costs at completion under the contract. Because costs incurred represent work performed, we believe this method best depicts the transfer of control of the asset to the customer. Under the POC cost-to-cost method of revenue recognition, a single estimated profit margin is used to recognize profit for each performance obligation over its period of performance. To a lesser extent, we also recognize revenue from contracts to provide multiple distinct products to a customer that are commercial in nature and can readily be sold to other customers. These performance obligations do not meet the criteria listed below to recognize revenue over time; therefore, we recognize revenue at a point in time, generally when the products are received and accepted by the customer.
_____________________________________________________________________

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
Over Time Revenue Recognition. For U.S. Government development and production contracts, there is generally a continuous transfer of control of the asset to the customer as it is being produced based on FAR clauses in the contract that provide the customer with lien rights to work in process and allow the customer to unilaterally terminate the contract for convenience, pay us for costs incurred plus a reasonable profit and take control of any work in process. This also typically applies to our contracts with prime contractors for U.S. Government development and production contracts, when the above-described FAR clauses are flowed down to us by the prime contractors.
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
Cost-Type Contracts. Our U.S. Government cost-type contracts provide for the reimbursement of allowable costs plus payment of a fee and fall into three basic types: (i) cost-plus fixed-fee contracts, which provide for payment of a fixed fee irrespective of the final cost of performance; (ii) cost-plus incentive-fee contracts, which provide for payment of a fee that may increase or decrease, within specified limits, based on actual results compared with contractual targets relating to factors such as cost, performance and delivery schedule; and (iii) cost-plus award-fee contracts, which provide for payment of an award fee determined at the customer’s discretion based on our performance against pre-established performance criteria. Under our U.S. Government cost-type contracts, we are reimbursed periodically for allowable costs and are paid a portion of the fee based on contract progress. Some costs are partially or wholly unallowable for reimbursement by statute or regulation. Examples include certain merger and acquisition costs, lobbying costs, charitable contributions, interest expense, financing costs and certain litigation defense costs.
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
Our production contracts are mainly fixed-price contracts and development contracts are generally cost-type contracts, although we have some fixed-price development contracts. Time-and-material contracts are considered fixed-price contracts as they specify a fixed hourly rate for each labor hour charged.
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
At the outset of each contract, we gauge its complexity and perceived risks and establish an estimated total cost at completion in line with these expectations. We follow a standard EAC process in which we review the progress and performance on our ongoing contracts. If we successfully retire risks associated with the technical, schedule and cost aspects of a contract, we may lower our estimated total cost at completion commensurate with the retirement of these risks. Conversely, there are many reasons estimated contract costs can increase, including: (i) supply chain disruptions, inflation and labor issues; (ii) design or other development challenges; and (iii) program execution challenges (including from technical schedule or quality issues and other performance concerns). Additionally, as the contract progresses, our estimates of total transaction price may increase or decrease if, for example, we receive incentive or award fees that are higher or lower than expected.
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
Net EAC adjustments had the following impact to earnings for the periods presented:

	Fiscal Year
(In millions, except per share amounts)	2025	2024	2023

Revenue	$212	$210	$118
Operating income	47	39	(85)
Net income(1)	35	29	(63)
Diluted EPS	0.19	0.15	(0.33)
______________
(1)Based on a 25 percent federal and state statutory tax rate.
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
Contractual Backlog. Contractual backlog, which is the equivalent of our remaining performance obligations, represents the future revenue we expect to recognize as we perform on our current contracts. Contractual backlog comprises both funded backlog (i.e., firm orders for which funding is authorized or appropriated) and unfunded backlog (i.e., orders for which funds have not been appropriated and/or incrementally funded). Contractual backlog excludes unexercised contract options and potential orders under ordering-type contracts, such as IDIQ contracts.
As of January 2, 2026, our contractual backlog was $38.7 billion, of which $26.9 billion was funded backlog. We expect to recognize approximately 45% of the revenue associated with such contractual backlog by the end of fiscal 2026 and approximately 70% by the end of fiscal 2027, with the remainder to be recognized thereafter. As of January 3, 2025, our contractual backlog was $34.2 billion, of which $23.3 billion was funded backlog.
Retirement Benefits — The funded or unfunded status of each defined benefit plan is recorded in our Consolidated Balance Sheet. Funded status is derived by subtracting the respective year-end values of the PBO from the fair value of plan assets. Actuarial gains and losses and prior service credits and costs are recorded, net of tax, in the “Accumulated other comprehensive income” line item in our Consolidated Balance Sheet until they are
_____________________________________________________________________

amortized as a component of net periodic benefit income in the “Non-service FAS pension income and other, net” line item in our Consolidated Statement of Operations.
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
Environmental Expenditures — We generally capitalize environmental expenditures that increase the life or efficiency of property or that reduce or prevent environmental contamination. Environmental expenses related to the investigation and remediation of environmental media, including water, soil, soil vapor, air, and structures, as well as associated legal fees, regulatory oversight fees, and other remedial activities, are accrued for existing conditions from past or current operations.
Accruals are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount can be reasonably estimated based on current law and existing technologies. Relevant factors in estimating potential liabilities include site-specific conditions, incomplete information regarding particular sites and other potentially responsible parties, uncertainty regarding the extent of investigation or remediation, our share of liability, the selection of alternative remedial approaches, changes in environmental standards and regulatory requirements, probable insurance proceeds, cost-sharing agreements with other parties, and potential indemnification from successor or predecessor owners of these sites.
Accruals are reviewed at least annually and updated for progress in investigation and remediation efforts and changes in facts or legal circumstances. When the timing and amount of future cash payments are fixed or reliably determinable, such cash flows are generally discounted in estimating the accrual. Our estimated environmental liabilities are included in the “Other current liabilities” and “Other non-current liabilities” line items in our Consolidated Balance Sheet.
Some environmental costs are eligible for future recovery in the pricing of our products and services to the U.S. Government. When recovery is considered probable under applicable regulations, we record an asset for the recoverable portion of these reserves, included in the “Other current assets” and “Other non-current assets” line items in our Consolidated Balance Sheet.
EPS — EPS is calculated as net income attributable to common shareholders divided by our weighted-average number of basic or diluted common shares outstanding. Potential dilutive common shares primarily consist of employee stock options, RSUs and PSUs.
Business Segments — We evaluate each of our business segments based on its operating income or loss. Intersegment revenues are generally transferred at cost to the buying segment, and the sourcing segment recognizes a profit that is eliminated. The elimination of intersegment revenues is included in the “Intersegment” line item in Note 14: Business Segments in these Notes. Corporate expenses are primarily allocated to our business segments using an allocation methodology prescribed by U.S. Government regulations for government contractors. The “Unallocated corporate items” line item in Note 14: Business Segments in these Notes represents the portion of corporate expenses that are not included in management’s evaluation of segment operating performance or elimination of intersegment profits.
FAS/CAS Operating Adjustment — We calculate and allocate a portion of our defined benefit plan costs to our U.S. Government contracts in accordance with CAS. However, our Consolidated Financial Statements require we calculate our defined benefit plan costs (net periodic benefit income) in accordance with FAS requirements. The difference between CAS pension cost and the service cost component of net periodic benefit income (“FAS pension service cost”) is reflected in the FAS/CAS operating adjustment, which is included as a component of the
_____________________________________________________________________

“Unallocated corporate items” item in Note 14: Business Segments in these Notes.

	Fiscal Year
(In millions)	2025	2024	2023

FAS pension service cost	$(26)	$(36)	$(35)
Less: CAS pension cost	(36)	(64)	(145)
FAS/CAS operating adjustment	$10	$28	$110
The non-service cost component of net periodic benefit income is included in the “Non-service FAS pension income and other, net” line item in our Consolidated Statement of Operations. See Note 9: Retirement Benefits in these Notes for additional information regarding our defined benefit plans and composition of net periodic benefit income.
R&D — Company-funded R&D costs are expensed as incurred and are included in the “General and administrative expenses” line item in our Consolidated Statement of Operations. These costs were $536 million, $515 million and $480 million in fiscal 2025, 2024, and 2023, respectively.
Customer-funded R&D costs are incurred pursuant to contractual arrangements, principally U.S. Government-sponsored contracts requiring us to provide a capability meeting certain defined performance or other specifications (such as designs), and such contractual arrangements are accounted for principally by the POC cost-to-cost revenue recognition method. Customer-funded R&D is included in the “Revenue” and “Cost of revenue” line items in our Consolidated Statement of Operations.
Recent Accounting Pronouncements — In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) which requires disaggregated income tax disclosures on an annual basis, including information on our effective income tax rate reconciliation and income taxes paid. ASU 2023-09 is effective for annual reporting periods beginning after December 15, 2024, and may be applied prospectively or retrospectively. We adopted this standard in fiscal 2025 and applied the provisions prospectively to our income tax disclosures. See Note 7: Income Taxes in these Notes for further information. The adoption of ASU 2023-09 did not have any impact on our operating results, financial position, or cash flows.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) which requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses included in each expense caption on the face of the income statement at interim and annual reporting periods. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027, and should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We are evaluating the impact of ASU 2024-03 and expect the standard will only impact our disclosures with no material impact on our operating results, financial position, or cash flows.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which removes references to prescriptive and sequential development stages, requiring companies to capitalize internal-use software costs when management commits to funding the software project and it is probable the project will be completed. ASU 2025-06 is effective for annual and interim reporting periods beginning after December 15, 2027, and can be applied prospectively, modified prospective, or retrospectively. We are currently evaluating the potential impact of adopting ASU 2025-06 on our operating results, financial position, and cash flows.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), to establish guidance on the recognition, measurement, and presentation of government grants received by business entities. ASU 2025-10 is effective for annual and interim reporting periods after December 15, 2028, and can be applied prospectively, modified prospectively, or retrospectively. We are currently evaluating the potential impact of adopting ASU 2025-10 on our operating results, financial position, and cash flows.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”), to clarify the interim reporting requirements by improving navigability of Topic 270 and more clearly specifying what disclosures are required in an interim reporting period. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and can be applied prospectively or retrospectively to any or all prior periods presented in the condensed consolidated financial
_____________________________________________________________________

statements. We are currently evaluating the potential impact of adopting ASU 2025-11 on our operating results, financial position, and cash flows.
NOTE 2: EARNINGS PER SHARE
The weighted-average number of shares outstanding used to compute basic and diluted EPS are as follows:

	Fiscal Year
(In millions)	2025	2024	2023

Basic weighted-average common shares outstanding	187.4	189.8	189.6
Impact of dilutive share-based awards	1.0	0.9	1.0
Diluted weighted-average common shares outstanding	188.4	190.7	190.6
Anti-dilutive share-based awards excluded from diluted EPS were 2.0 million, 3.3 million and 3.7 million in fiscal 2025, 2024 and 2023, respectively.
NOTE 3: CONTRACT ASSETS AND LIABILITIES
Contract assets and liabilities are summarized below:

(In millions)	January 2, 2026	January 3, 2025

Contract assets	$3,566	$3,230
Contract liabilities, current	(2,262)	(2,142)
Contract liabilities, non-current(1)	(108)	(91)
Net contract assets	$1,196	$997
_______________
(1)Included as a component of the “Other non-current liabilities” line item in our Consolidated Balance Sheet.
Contract assets and liabilities as of January 2, 2026 and January 3, 2025 were primarily impacted by the timing of contractual billing milestones. In fiscal 2025, 2024 and 2023, we recognized revenue of $1,683 million, $1,433 million and $1,247 million, respectively, related to contract liabilities that were outstanding at the end of the respective prior fiscal year.
NOTE 4: INVENTORIES, NET
Inventories, net are summarized below:

(In millions)	January 2, 2026	January 3, 2025

Finished products	$243	$211
Work in process	291	332
Materials and supplies	685	787
Inventories, net	$1,219	$1,330
NOTE 5: PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment, net, are summarized below:

(In millions)	January 2, 2026	January 3, 2025

Land	$140	$182
Software capitalized for internal use	886	795
Buildings	1,669	1,633
Machinery and equipment	3,171	3,032
Property, plant and equipment	5,866	5,642
Accumulated depreciation and amortization	(3,201)	(2,836)
Property, plant and equipment, net(1)	$2,665	$2,806
_______________
_____________________________________________________________________

(1)    In connection with the pending divestiture of the Space Technology disposal group, $115 million of property, plant and equipment, net was reclassified to held for sale in our Consolidated Balance Sheet as of January 2, 2026.
Depreciation and amortization expense related to property, plant and equipment was $453 million, $429 million and $389 million in fiscal 2025, 2024 and 2023, respectively.
NOTE 6: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill, by business segment, were as follows:

(In millions)	CS	IMS	SAS	AR	Total

Balance as of December 29, 2023	$4,940	$6,564	$6,110	$2,365	$19,979
Goodwill increase from acquisitions(1)	—	—	—	537	537
Goodwill decrease from divestitures(2)	—	—	(79)	(50)	(129)
Impairment of goodwill	—	—	(14)	—	(14)
Currency translation adjustments	(2)	(28)	(18)	—	(48)
Balance as of January 3, 2025 pre-realignment	4,938	6,536	5,999	2,852	20,325
Reallocation of goodwill in business realignment(3)	—	(114)	—	114	—
	4,938	6,422	5,999	2,966	20,325
Assets of business held for sale	—	(120)	—	(165)	(285)
Impairment of goodwill	—	—	—	(85)	(85)
Currency translation adjustments	—	24	31	—	55
Balance as of January 2, 2026	$4,938	$6,326	$6,030	$2,716	$20,010
_______________
(1)    Goodwill recognized in connection with the Aerojet Rocketdyne Holdings, Inc. (“AJRD”) acquisition. See Note 13: Acquisitions and Divestitures in these Notes for further information.
(2)    SAS: Goodwill (net of impairment) derecognized in connection with the Antenna disposal group divestiture. See discussion under “Goodwill Impairments" below. AR: Goodwill derecognized in connection with the AOT disposal group divestiture.
(3)    See discussion under “Reallocation of Goodwill in Business Realignments" below.

Accumulated impairment losses are summarized below:

(In millions)	January 2, 2026	January 3, 2025

CS	$355	$355
IMS(1)	195	954
SAS	80	80
AR(2)	257	172
Accumulated impairment losses	$887	$1,561
_______________
(1)    Decrease of $759 million in connection with the CAS disposal group divestiture. See Note 13: Acquisitions and Divestitures in these Notes for further information.
(2)    Increase due to $85 million impairment recognized in connection with the Space Technology disposal group pending divestiture. See discussion under “Goodwill Impairments" below.

Reallocation of Goodwill in Business Realignments. To better align our businesses, we adjusted our reporting within our business segments and goodwill reporting units as follows:
Fiscal 2025. We transferred our FOS business from our IMS segment (within the TSS and DE reporting unit) to our AR segment (also a reporting unit) and adjusted our reporting accordingly. In connection with the realignment, goodwill of $114 million, net of accumulated impairment losses of $172 million, was allocated to FOS on a relative fair value basis. Given the economic similarities of FOS and the businesses of our AR reporting unit, all FOS goodwill was absorbed into the existing AR reporting unit. Immediately before and after the realignment, we performed qualitative impairment assessments under our former and new reporting unit structure. These assessments indicated no impairment existed either before or after the realignment.
Fiscal 2024. We realigned our Electro Optical and Maritime sectors in our IMS segment, which are also reporting units, splitting Electro Optical into two sectors, Global Optical Systems and DE, and moving one Electro Optical business to the Maritime sector. Global Optical Systems and DE represent one reporting unit. Immediately before
_____________________________________________________________________

and after the realignment, we performed a quantitative impairment assessment under our former and new reporting unit structure. These assessments indicated no impairment existed either before or after the realignment.
Goodwill Impairments. We assess goodwill for impairment annually or under certain circumstances more frequently, such as when events or circumstances indicate there may be impairment.
Fiscal 2025. As further discussed in Note 13: Acquisitions and Divestitures in these Notes, during fourth quarter 2025, we entered into an agreement with a third party to sell a controlling interest in our Space Technology disposal group, a newly established technology company, consisting of our SPPS business, reported in our AR segment (also a reporting unit), and the SA&C business, reported in our IMS segment (within the TSS and DE reporting unit). In connection with the transaction, goodwill of $250 million and $120 million was allocated to the SPPS business and SA&C business, respectively, on a relative fair value basis.
In connection with the preparation of our financial statements for fiscal 2025, we performed quantitative impairment assessments on goodwill assigned to the SPPS business and SA&C business and qualitative impairment assessments on the goodwill assigned to the retained businesses of the AR and TSS and DE reporting units. As a result of these tests, we determined that the fair value of the SPPS business was below its carrying value and accordingly recorded a non-cash charge for impairment of $85 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations. Our assessments for the SA&C business and retained businesses of the AR and TSS and DE reporting units indicated no impairment existed.
Fiscal 2024. On May 31, 2024, we completed the divestiture of Antenna disposal group. As the Antenna disposal group represents the disposal of a portion of the SAS reporting unit, which is also the SAS segment, we assigned $93 million of goodwill to the Antenna disposal group on a relative fair value basis. In connection with the preparation of our financial statements for the quarter and two quarters ended June 28, 2024, we performed a quantitative impairment assessment on goodwill assigned to the Antenna disposal group and a qualitative impairment assessment on the goodwill assigned to the retained businesses of the reporting unit. As a result of these tests, we determined that the fair value of the Antenna disposal group was below its carrying value and accordingly recorded a non-cash charge for impairment of $14 million included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations.
Fiscal 2023. On November 27, 2023, we entered into a definitive agreement to sell our CAS disposal group, which includes both the CTS and Commercial Aviation reporting units. In connection with the preparation of our financial statements for fiscal 2023, we evaluated the facts and circumstances which impacted the agreed upon selling price of the CAS disposal group and identified interim indicators of impairment within both reporting units subsequent to our annual impairment testing date of October 2, 2023. Specifically, supply chain-related operational challenges which negatively impact cash flows over the short-term forecast period were assessed in combination with our long-term portfolio shaping strategy to dispose of non-core businesses. As a result, we performed quantitative impairment tests for both reporting units as of November 27, 2023, utilizing an income approach aligned to market prices for the two reporting units, as specified in the definitive agreement. As a result of these tests, we determined that the fair value of the CTS reporting unit was above carrying value, while the fair value of the Commercial Avionics reporting unit was below its carrying value, and concluded goodwill related to the Commercial Aviation reporting unit was impaired. Therefore we recorded a non-cash charge for impairment of $296 million associated with the Commercial Aviation reporting unit in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations. For additional information on the CAS disposal group, see Note 13: Acquisitions and Divestitures in these Notes.
_____________________________________________________________________

Intangible Assets
Intangible assets, net, are summarized below:

	January 2, 2026			January 3, 2025
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships(1)	$8,329	$(4,031)	$4,298	$8,817	$(3,470)	$5,347
Developed technologies(1)	849	(544)	305	849	(482)	367
Trade names(1)	175	(75)	100	185	(64)	121
Other	6	(3)	3	3	(2)	1
Total finite-lived intangible assets(2)	9,359	(4,653)	4,706	9,854	(4,018)	5,836
Trade name(1)	1,803	—	1,803	1,803	—	1,803
Intangible assets, net	$11,162	$(4,653)	$6,509	$11,657	$(4,018)	$7,639
_______________
(1)Includes acquisition-related intangibles that benefit the entire Company. As such, these assets and associated amortization are reported at Corporate.
(2)In connection with the pending divestiture of the Space Technology disposal group, $373 million of finite-lived intangibles assets were reclassified to held for sale in our Consolidated Balance Sheet as of January 2, 2026.

Amortization expense for intangible assets was $770 million, $853 million and $779 million in fiscal 2025, 2024 and 2023, respectively. Estimated amortization expense for intangible assets over the next five years and, in total thereafter, are: $632 million in fiscal 2026, $532 million in fiscal 2027, $459 million in fiscal 2028, $403 million in fiscal 2029, $386 million in fiscal 2030, and $2.3 billion thereafter.
NOTE 7: INCOME TAXES
U.S. Federal Tax Reform
On July 4, 2025, the OBBBA was enacted, introducing amendments to the U.S. federal income tax code, including permanent reinstatement of immediate expensing for domestic research expenditures, a reduction in the benefit of the R&D tax credit, restoration of full expensing for qualified machinery, equipment and other short-lived assets, and several modifications to existing international tax provisions. Certain provisions are effective for fiscal 2025 and are recognized in the Consolidated Financial Statements and these Notes. Certain other provisions are effective in future fiscal years.
Income Tax Provision
Our provisions for current and deferred income taxes are as follows:

	Fiscal Year
(In millions)	2025	2024	2023

Current:
United States	$(10)	$(166)	$328
International	77	72	50
State and local	53	5	66
Total current income taxes	120	(89)	444

Deferred:
United States	166	244	(380)
International	(14)	(34)	10
State and local	54	(36)	(51)
Total deferred income taxes	206	174	(421)
Income taxes	$326	$85	$23
_____________________________________________________________________

The components of our income before income taxes included in our Consolidated Statement of Operations are as follows:

	Fiscal Year
(In millions)	2025	2024	2023

United States	$1,677	$1,406	$1,016
International	255	191	205
Income before income taxes	$1,932	$1,597	$1,221
A reconciliation of the U.S. statutory income tax rate to our effective income tax rate is as follows:

	Fiscal Year
(In millions)	2025

U.S. federal statutory income tax rate	$406	21.0%
State and local income taxes, net of federal income tax effect(1)(2)	70	3.6
Foreign tax effects:
Canada:
Statutory tax rate difference between Canada and U.S.	(11)	(0.6)
Local Provincial Taxes	22	1.1
Other	(3)	(0.2)
Various foreign jurisdictions	3	0.2
Effect of cross-border tax laws:
Foreign-derived intangible income	(35)	(1.8)
Tax credits:
R&D tax credits	(226)	(11.7)
Advanced manufacturing credits	(22)	(1.1)
Other	(2)	(0.1)
Changes in unrecognized tax benefits	20	1.1
Other adjustments:
Impact of divestitures and reorganizations	95	4.9
Other	9	0.5
Effective income tax rate	$326	16.9%
_______________
(1)State taxes in Texas, New Jersey and New Hampshire make up the majority (greater than 50 percent) of the tax effect in this category.
(2)Includes the impact of a change in Texas legislation, which required us to record a $32 million valuation allowance against our Texas R&D credit carryforwards.

	Fiscal Year
(In millions)	2024	2023

U.S. statutory income tax rate	21.0%	21.0%
State taxes	2.1	1.4
International income	0.4	—
Non-deductible goodwill impairment	—	3.6
R&D tax credit	(10.4)	(12.5)
Foreign-derived intangible income	(2.1)	(4.4)
Changes in valuation allowance	(2.3)	0.2
Impact of divestitures and reorganizations	1.2	(8.5)
Share-based compensation(1)	(0.6)	0.2
Settlement of tax audits	(3.4)	(1.1)
Other items	(0.6)	2.0
Effective income tax rate	5.3%	1.9%
_______________
(1)Includes non-deductible share-based compensation and excess tax benefits from share-based compensation.
_____________________________________________________________________

As of January 2, 2026, we have outside basis differences in foreign subsidiaries that are considered indefinitely reinvested and are comprised predominantly of purchase accounting adjustments and to a lesser extent, undistributed earnings and other equity adjustments. In the event of a disposition of the foreign subsidiaries or a distribution, we may be subject to incremental U.S. income taxes, subject to an adjustment for foreign tax credits, and withholding taxes or income taxes payable to the foreign jurisdictions. As of January 2, 2026, the determination of the amount of unrecognized deferred tax liability related to the outside basis difference is not practicable.
Deferred Income Tax Assets (Liabilities)
The components of deferred income tax assets (liabilities) were as follows:

(In millions)	January 2, 2026	January 3, 2025

Deferred tax assets, net:
Accruals	$407	$396
Tax loss and credit carryforwards(1)	222	249
Operating lease obligation	231	212
Capitalized research and experimental expenditures	1,245	1,694
Other	393	461
Valuation allowance(2)	(260)	(238)
Deferred tax assets, net	2,238	2,774

Deferred tax liabilities:
Property, plant and equipment	(204)	(216)
Acquired intangibles	(1,794)	(1,974)
Operating lease ROU asset	(211)	(188)
Deferred revenue on long-term contracts	(677)	(913)
Pension and other post-employment benefits	(297)	(196)
Other	(93)	(109)
Deferred tax liabilities	(3,276)	(3,596)
Net deferred tax liabilities	$(1,038)	$(822)
_______________
(1)As of January 2, 2026, primarily includes credit carryforwards of $189 million and operating loss carryforwards of $37 million which have expiration dates ranging from less than one year to no expiration date. A significant portion of the carryforwards are either indefinite or begin expiring in 2035.
(2)Valuation allowance established to offset certain domestic and foreign deferred tax assets due to the uncertainty regarding our ability to realize these assets in the future. The net change in our valuation allowance in fiscal 2025 and 2024 was an increase of $22 million and a decrease of $2 million, respectively.

Net deferred tax assets (liabilities) were classified as follows in our Consolidated Balance Sheet:

(In millions)	January 2, 2026	January 3, 2025

Deferred income tax assets	$76	$120
Deferred income tax liabilities	(1,114)	(942)
Net deferred tax liabilities	$(1,038)	$(822)
_____________________________________________________________________

Income Taxes Paid
A reconciliation of income taxes paid, net of refunds received, is as follows:

Fiscal Year
(In millions)	2025

Payment / (refund):
U.S federal(1)	$(164)

Texas	5
California	5
New Hampshire	5
Massachusetts	5
Florida	5
Other	10
Total U.S. state and local	35

Canada	57
Italy	4
United Kingdom	3
Other	10
Total foreign	74
Total income taxes paid, net of refunds received	$(55)
_______________
(1)In fiscal 2025, we received $355 million in refunds associated with amended returns and carryback claims, partially offset by payments of $191 million for the purchase of transferable tax credits.
We paid $102 million and $715 million in income taxes, net of refunds received, in fiscal 2024 and 2023, respectively.
Tax Uncertainties
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

	Fiscal Year
(In millions)	2025	2024	2023

Balance at beginning of fiscal year	$758	$652	$613
Additions based on:
Tax positions taken during current period	88	120	99
Tax positions taken during prior period	21	23	8
Tax positions related to acquired entities	—	92	86
Reductions based on:
Tax positions taken during prior period	(96)	(113)	(133)
Lapse in statutes of limitations	(4)	(9)	(11)
Settlements with tax authorities	(13)	(7)	(10)
Balance at end of fiscal year(1)	$754	$758	$652
_______________
(1)Includes unrecognized tax benefits that would favorably impact our future tax rates in the event that the tax benefits are eventually recognized of $635 million and $666 million as of January 2, 2026 and January 3, 2025, respectively.
We recognized $19 million, $29 million and $20 million in accrued interest and penalties related to unrecognized tax benefits in our income tax provision in fiscal 2025, 2024 and 2023, respectively. Accrued interest and penalties related to unrecognized tax benefits was $128 million and $109 million as of January 2, 2026 and January 3, 2025, respectively. Unrecognized tax benefits, together with the related accrued interest and penalties, are presented within the “Other non-current liabilities” line item in our Consolidated Balance Sheet.
We file numerous separate and consolidated income tax returns and, where appropriate, those of our subsidiaries and affiliates, in the U.S. federal jurisdiction and various state, local and foreign jurisdictions. Pursuant
_____________________________________________________________________

to the Compliance Assurance Process, the Internal Revenue Service (“IRS”) is examining our federal tax returns for fiscal 2021, 2022, 2023, and 2024. Legacy L3’s federal tax returns for calendar years 2017 and 2018 are currently under IRS examination and refund claims related to calendar years 2012, 2013, 2015 and 2016 have been filed with the IRS. In addition, legacy AJRD refund claims related to calendar year 2019, 2020 and 2021 have been filed with the IRS.
NOTE 8: DEBT AND CREDIT ARRANGEMENTS
Long-Term Debt
Long-term debt is summarized below:

(In millions)	January 2, 2026	January 3, 2025

Fixed-rate debt:(1)
3.832% notes, due April 2025(“3.832% 2025 Notes”)(2)(3)	$—	$600
7.00% debentures, due January 2026(4)	100	100
3.85% notes, due December 2026(2)	550	550
5.40% notes, due January 2027(2)(3)(5)	1,250	1,250
6.35% debentures, due February 2028(2)	26	26
4.40% notes, due June 2028(2)(3)	1,850	1,850
5.05% notes, due June 2029 (“5.05% 2029 Notes”)(2)(3)(6)	750	750
2.90% notes, due December 2029(2)	400	400
1.80% notes, due January 2031(2)(3)	650	650
5.25% notes, due June 2031 (“5.25% 2031 Notes”)(2)(3)(6)	750	750
5.40% notes, due July 2033(2)(3)(5)	1,500	1,500
5.35% notes, due June 2034 (“5.35% 2034 Notes”)(2)(3)(6)	750	750
4.854% notes, due April 2035(2)(3)	400	400
6.15% notes, due December 2040(2)(3)	300	300
5.054% notes, due April 2045(2)(3)	500	500
5.60% notes, due July 2053(2)(3)(5)	500	500
5.50% notes, due August 2054 (“5.50% 2054 Notes”)(2)(3)	600	600
Fixed-rate debt	10,876	11,476
Finance lease obligations and other	283	288
Unamortized discounts and issuance costs, net of bond premium	(43)	(43)
Total long-term debt	11,116	11,721
Less: current portion(7)	673	640
Long-term debt, net of current portion	$10,443	$11,081
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
(5)Collectively, the “AJRD Notes”. The AJRD Notes were used to fund a portion of the purchase price for the AJRD acquisition, and to pay related fees and expenses.
(6)Collectively, the “March Issued 2024 Notes”.
(7)Included in the “Other current liabilities” line item in our Consolidated Balance Sheet.

The maturities of long-term debt, including the current portion of long-term debt and excluding finance lease obligations, for the five years following the end of fiscal 2025 and, in total thereafter, are: $660 million in fiscal 2026; $1,256 million in fiscal 2027; $1,880 million in fiscal 2028; $1,155 million in fiscal 2029; $5 million in fiscal 2030; and $5,973 million thereafter.
Long-Term Debt Issuances. On March 13, 2024, we closed the issuance and sale of the March Issued 2024 Notes. The March Issued 2024 Notes were used to repay the entire outstanding $2.25 billion, three-year senior unsecured credit facility (“Term Loan 2025”), including related fees and expenses, which had an outstanding
_____________________________________________________________________

balance of $2.25 billion as of January 3, 2025. Interest on the March Issued 2024 Notes is payable semi-annually in arrears on June 1 and December 1 of each year.
On August 2, 2024, we closed the issuance and sale of $600 million 5.50% 2054 Notes, and used the net proceeds to repay borrowings under our CP Program. Interest on the 5.50% 2054 Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on February 15, 2025.
Long-Term Debt Repayments.
Fiscal 2025. On April 27, 2025, we repaid the entire outstanding $600 million 3.832% 2025 Notes with proceeds from the 5.50% 2054 Notes issued in fiscal 2024.
Fiscal 2024. On March 14, 2024, we repaid the entire outstanding $2.25 billion drawn on Term Loan 2025, which at time of repayment had a variable interest rate of 6.7%, with proceeds from the issuance of the March Issued 2024 Notes, which bear fixed interest rates between 5.05% and 5.35%. Additionally, during the quarter ended June 28, 2024, we repaid the $350 million aggregate principal amount of our 3.95% notes due May 28, 2024.
Commercial Paper Program
Under our CP Program, we may issue unsecured commercial paper notes up to a maximum aggregate amount of $3.0 billion. The CP Program is supported by amounts available under our credit agreements, discussed below.
The commercial paper notes are sold at par less a discount representing an interest factor or, if interest bearing, at par, and the maturities vary but may not exceed 397 days from the date of issue. The commercial paper notes will rank at least pari passu with all other unsecured and unsubordinated indebtedness.
As of January 2, 2026, we had no outstanding notes under our CP Program. As of January 3, 2025, we had $515 million in outstanding notes under our CP Program, which had a weighted-average interest rate of 4.70%. These outstanding notes are included as a component of the “Short-term debt” line item in our Consolidated Balance Sheet.
Fair Value of Debt
As of January 2, 2026 and January 3, 2025, the estimated fair value of long-term debt was $11.2 billion and $11.5 billion, respectively. These values were estimated using a market approach based on quoted market prices for our debt in the secondary market and would be classified as Level 2 in the fair value hierarchy.
Credit Agreements
2025 Five-Year Credit Facility. On February 18, 2025, we established a new $2.5 billion, five-year senior unsecured revolving credit facility by entering into the 2025 Five-Year Credit Agreement maturing on February 18, 2030 with a syndicate of lenders. The 2025 Five-Year Credit Facility replaces the prior $2.0 billion, five-year senior unsecured revolving credit facility established under the 2022 Credit Agreement, and provides for revolving loans, swingline loans and letters of credit, with a sub-limit of $200 million for swingline loans and a sub-limit of $350 million for letters of credit, with the option to request an increase of the maximum amount of commitments up to $3.5 billion.
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
2025 364-Day Credit Facility. On February 18, 2025, we established a new $500 million 364-day senior unsecured revolving credit facility by entering into the 2025 364-Day Credit Agreement maturing no later than February 17, 2026 with a syndicate of lenders. The 2025 364-Day Credit Agreement replaces the prior $1.5 billion 364-day 2024 Credit Agreement, which matured on January 24, 2025.
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
_____________________________________________________________________

2024 Credit Agreement. On January 26, 2024, we established a new $1.5 billion, 364-day senior unsecured revolving credit facility by entering into a 364-day credit agreement maturing no later than January 24, 2025 with a syndicate of lenders. The 2024 Credit Agreement, which matured on January 24, 2025, replaced the 2023 Credit Agreement.
At our election, borrowings under the 2024 Credit Agreement, which were designated in U.S. Dollars, bore interest at the sum of the term SOFR or the Base Rate (as defined in the 2024 Credit Agreement), plus an applicable margin that varied based on the ratings of our senior unsecured long-term debt securities (“Senior Debt Ratings”). In addition to interest payable on the principal amount of indebtedness outstanding, we were required to pay a quarterly unused commitment fee that varied based on our Senior Debt Ratings.
The 2024 Credit Agreement contained customary representations, warranties, covenants and events of default for investment grade borrowers and financings of this type.
As of January 2, 2026, we had no outstanding borrowings under our credit facilities, had available borrowing capacity of $3.0 billion, and were in compliance with all covenants under the 2025 364-Day Credit Agreement and the 2025 Five-Year Credit Agreement.
As of January 3, 2025, we had no outstanding borrowings under our credit facilities, had available borrowing capacity of $2,985 million, net of outstanding notes under our CP Program, and were in compliance with all covenants under the 2024 Credit Agreement and the 2022 Credit Agreement.
Interest Paid
Total interest paid was $604 million, $654 million and $489 million in fiscal 2025, 2024 and 2023, respectively.
NOTE 9: RETIREMENT BENEFITS
Defined Contribution Plans
We sponsor numerous defined contribution savings plans, which allow our eligible employees to contribute a portion of their pre-tax and/or after-tax income in accordance with specified guidelines. The plans include several match contribution formulas which require us to match a percentage of the employee contributions up to certain limits, generally totaling 6.0% of employee eligible pay. Matching contributions, net of forfeitures, charged to expense were $265 million, $276 million and $267 million in fiscal 2025, 2024 and 2023, respectively.
Deferred Compensation Plans
We also sponsor certain non-qualified deferred compensation plans which are measured at fair value on a recurring basis in our Consolidated Balance Sheet. Deferred compensation plan assets represent diversified assets held in rabbi trusts, which include marketable equity and fixed income securities (Level 1) and corporate-owned life insurance (”COLI”) contracts measured at NAV. Liabilities represent participant balances in marketable equity securities (Level 1) and common/collective trusts (“CCTs”) and guaranteed investment contracts (“GICs”) measured at NAV based on participant designed investment options.
The following table summarizes our deferred compensation plan assets and liabilities:

	January 2, 2026		January 3, 2025
(In millions)	Total	Level 1	Total	Level 1

Assets
Equity and fixed income securities	$255	$255	$219	$219
COLI, measured at NAV	38		41
Deferred compensation plan assets(1)	$293		$260
Liabilities
Equity securities	$15	$15	$10	$10
CCTs and GICs, measured at NAV	431		357
Deferred compensation plan liabilities(2)	$446		$367
_______________
(1)Included in the “Other current assets” and “Other non-current assets” line items in our Consolidated Balance Sheet.
(2)Included in the “Compensation and benefits” and “Other non-current liabilities” line items in our Consolidated Balance Sheet. Under the plan, participants designate investment options (including stock and fixed-income funds), which serve as the basis for measurement of the notional value of their accounts.
_____________________________________________________________________

Defined Benefit Plans
We sponsor various defined benefit pension plans for eligible employees in the U.S., Canada and United Kingdom. Our largest plans are generally closed to new entrants. Benefits for most participants are based on the employee’s years of service and compensation. We fund these plans as required by statutory regulations and through voluntary contributions. Some of our employees also participate in other postretirement defined benefit plans (“Other Benefits”) such as health care and life insurance plans.
Our Consolidated Pension Plan (“CPP”) represents our largest defined benefit plan with 85% of total plan assets and 86% of the PBO as of both January 2, 2026 and January 3, 2025.
Group Annuity Purchases. In execution of our pension risk management strategy, we completed the following group annuity purchase transactions in fiscal 2025 and 2024:
Fiscal 2025. On March 14, 2025, we executed nonparticipating single premium group annuity contracts to transfer $1.2 billion of our CPP benefit obligation, covering approximately 22,000 U.S. retirees and beneficiaries, to an insurance provider. The contracts were funded with $1.2 billion of existing CPP plan assets and did not require any additional cash contributions. This transaction had no impact on the amount, timing or form of the monthly retirement benefit payments to the transferred retirees and beneficiaries. As a result of the transaction, we recognized a pre-tax settlement gain of $14 million, reflecting the pro-rata share of unrealized actuarial gains residing in accumulated other comprehensive income as of the annuity purchase date related to the transferred benefit obligation. This gain is included in the “Non-service FAS pension income and other, net” line item in our Consolidated Statement of Operations.
In connection with the annuity purchases, we performed a remeasurement of the CPP plan benefit obligation and plan assets as of February 28, 2025, the end of the month closest to the annuity purchase date. As a result, we recorded a net actuarial loss of $54 million, reflecting a loss of $148 million associated with the decrease in discount rate from 5.49% at January 3, 2025 to 5.22% at February 28, 2025, partially offset by a gain of $94 million from actual return on plan assets more favorable than expected. The net actuarial loss, net of tax, is included in the “Accumulated other comprehensive income” line item in our Condensed Consolidated Balance Sheet.
On October 28, 2025, we executed nonparticipating single premium group annuity contracts to transfer $155 million of our benefit obligation, covering approximately 1,500 Canadian retirees and beneficiaries, to an insurance provider covered under certain of our Canadian pension plans. The contracts were funded with $155 million of existing Canadian pension plan assets and did not require any additional cash contributions. This transaction had no impact on the amount, timing or form of the monthly retirement benefit payments to the transferred retirees and beneficiaries. As a result of the transaction, we recognized a pre-tax settlement gain of $48 million, reflecting the pro-rata share of unrealized actuarial gains residing in accumulated other comprehensive income as of the annuity purchase date related to the transferred benefit obligation. This gain is included in the “Non-service FAS pension income and other, net” line item in our Condensed Consolidated Statement of Operations.
In connection with the annuity purchases, we performed a remeasurement of the impacted plans benefit obligation and plan assets as of October 31, 2025, the end of the month closest to the annuity purchase date. As a result, we recorded actuarial gains of $23 million associated with an increase in discount rate and actual return on plan assets more favorable than expected. The actuarial gain, net of tax, is included in the “Accumulated other comprehensive income” line item in our Consolidated Balance Sheet as of January 2, 2026.
Fiscal 2024. In fiscal 2024, we executed nonparticipating single premium group annuity contracts to transfer $333 million of our CPP benefit obligation to the insurance provider. The contracts were funded with $333 million of existing CPP plan assets. There was no gain or loss as a result of this transaction.

_____________________________________________________________________

Funded Status. The following table summarizes the funded status of our defined benefit plans:

	January 2, 2026			January 3, 2025
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Change in benefit obligation
PBO at beginning of fiscal year	$7,595	$215	$7,810	$8,563	$231	$8,794
Service cost	25	1	26	34	2	36
Interest cost	317	11	328	394	10	404
Actuarial loss (gain)(1)	104	(7)	97	(374)	(4)	(378)
Benefits paid(2)	(506)	(19)	(525)	(967)	(22)	(989)
Settlement	(1,336)	—	(1,336)	—	—	—
Expenses paid	(14)	—	(14)	(19)	—	(19)
Currency translation adjustment	13	1	14	(24)	(1)	(25)
Divestiture	(47)	—	(47)	—	—	—
Other	6	—	6	(12)	(1)	(13)
PBO at end of fiscal year	$6,157	$202	$6,359	$7,595	$215	$7,810
Change in plan assets
Plan assets at beginning of fiscal year	$8,325	$274	$8,599	$8,595	$265	$8,860
Actual return on plan assets	766	29	795	700	22	722
Employer contributions	38	7	45	45	9	54
Benefits paid(2)	(506)	(19)	(525)	(967)	(22)	(989)
Settlement	(1,336)	—	(1,336)	—	—	—
Expenses paid	(14)	—	(14)	(19)	—	(19)
Currency translation adjustment	19	—	19	(31)	—	(31)
Divestiture	(59)	—	(59)	—	—	—
Other	1	1	2	2	—	2
Plan assets at end of fiscal year	$7,234	$292	$7,526	$8,325	$274	$8,599

Funded status at end of fiscal year	$1,077	$90	$1,167	$730	$59	$789
_______________
(1)Actuarial losses impacting the PBO as of January 2, 2026 primarily reflect lower discount rates, whereas actuarial gains impacting the PBO as of January 3, 2025 primarily reflect higher discount rates.
(2)Fiscal 2024 includes $333 million associated with the purchase of group annuity policies and transfer of plan assets to an insurance company. The transaction is reflected in this caption as settlement accounting had not been met.

The following table summarizes amounts recognized in our Consolidated Balance Sheet:

	January 2, 2026			January 3, 2025
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Other non-current assets	$1,226	$142	$1,368	$873	$113	$986
Compensation and benefits	(12)	(6)	(18)	(12)	(6)	(18)
Other non-current liabilities	(137)	(46)	(183)	(139)	(48)	(187)
_____________________________________________________________________

The following table summarizes pre-tax amounts recognized in the “Accumulated other comprehensive income” line item in our Consolidated Balance Sheet:

	January 2, 2026			January 3, 2025
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Actuarial gain	$(273)	$(89)	$(362)	$(245)	$(86)	$(331)
Net prior service (credit) cost	(110)	1	(109)	(144)	2	(142)
Total recognized in accumulated other comprehensive income (loss), pre-tax	$(383)	$(88)	$(471)	$(389)	$(84)	$(473)
The following table provides information for our defined benefit plans with PBO in excess of plan assets:

	January 2, 2026		January 3, 2025
(In millions)	Pension	Other Benefits	Pension	Other Benefits

PBO	$152	$52	$154	$55
Fair value of plan assets	3	—	3	—
Accumulated Benefit Obligation (“ABO”): The ABO for all defined benefit pension plans was $6.1 billion and $7.6 billion as of January 2, 2026 and January 3, 2025, respectively. The following table provides information for our defined benefit plans with ABO in excess of plan assets:

	January 2, 2026		January 3, 2025
(In millions)	Pension	Other Benefits	Pension	Other Benefits

ABO	$152	N/A	$153	N/A
Fair value of plan assets	3	N/A	3	N/A
_____________________________________________________________________

Net Periodic Benefit Income. We record the service cost component of net periodic benefit income in the “Cost of revenue” and “General and administrative expenses” line items and the non-service cost components in the “Non-service FAS pension income and other, net” line item in our Consolidated Statement of Operations.
The following table provides the components of net periodic benefit income and other amounts recognized in other comprehensive income:

	Fiscal Year
	2025		2024			2023
(In millions)	Pension	Other Benefits	Pension	Other Benefits	Total	Pension	Other Benefits

Net periodic benefit income
Operating
Service cost	$25	$1	$34	$2		$33	$2
Non-operating
Interest cost	317	11	394	10		386	11
Expected return on plan assets	(557)	(21)	(660)	(20)		(633)	(20)
Amortization of net actuarial gains	(5)	(13)	(4)	(17)		(9)	(20)
Amortization of prior service (credits) costs	(27)	1	(26)	1		(26)	1
Effect of settlements	(62)	—	—	—		—	—
Non-service cost net periodic benefit income	(334)	(22)	(296)	(26)		(282)	(28)
Net periodic benefit income	$(309)	$(21)	$(262)	$(24)		$(249)	$(26)

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Net actuarial gain	$(104)	$(16)	$(414)	$(7)		$(90)	$(18)
Prior service cost (credit)	5	—	(14)	—		—	—
Amortization of net actuarial gain	6	13	4	17		9	20
Amortization of prior service credit (cost)	27	(1)	26	(1)		26	(1)
Effect of settlements	62	—	—	—		—	—
Effect of divestiture	11	—	—	—		—	—
Currency translation adjustment	(1)	—	4	—		—	—
Total change recognized in other comprehensive income	6	(4)	(394)	9		(55)	1
Total impact from net periodic benefit income and changes in other comprehensive income	$(303)	$(25)	$(656)	$(15)		$(304)	$(25)
Assumptions. The following table presents the weighted-average assumptions used to determine the benefit obligation:

	January 2, 2026		January 3, 2025
	Pension(1)	Other Benefits	Pension	Other Benefits
Discount rate	5.29%	5.13%	5.46%	5.38%
Rate of future compensation increase	3.01%	N/A	3.01%	N/A
Cash balance interest crediting rate	4.50%	N/A	4.50%	N/A
_______________
(1)Key assumptions for our Consolidated Pension Plan include a discount rate of 5.30%, cash balance interest crediting rate of 4.50% and a 4.25% interest crediting rate for the frozen pension equity benefit.
_____________________________________________________________________

The following table presents the weighted-average assumptions used to determine net periodic benefit income:

	Fiscal Year
	2025		2024		2023
	Pension(1)	Other Benefits	Pension	Other Benefits	Pension	Other Benefits
Discount rate to determine service cost	5.30%	5.43%	4.92%	5.00%	5.18%	5.26%
Discount rate to determine interest cost	4.96%	5.08%	4.80%	4.78%	5.08%	5.06%
Expected return on plan assets	7.46%	7.50%	7.45%	7.50%	7.46%	7.50%
Rate of future compensation increase	3.01%	N/A	3.01%	N/A	3.01%	N/A
Cash balance interest crediting rate	4.50%	N/A	4.50%	N/A	4.00%	N/A
_______________
(1)Key assumptions for our Consolidated Pension Plan include expected return on plan assets of 7.50%, which is being maintained at 7.50% for fiscal 2026.
The expected long-term rate of return on plan assets reflects the expected returns for each major asset class in which the plans invest, the weight of each asset class in the strategic allocation, the correlations among asset classes and their expected volatilities. Our expected rate of return on plan assets is estimated by evaluating both historical returns and estimates of future returns. Specifically, the determination of the expected long-term rate of return takes into consideration: (1) the plan’s actual historical annual return on assets over the past 15-, 20- and 25-year time periods, (2) historical broad market returns over long-term timeframes weighted by the plan’s strategic allocation and (3) independent estimates of future long-term asset class returns, weighted by the plan’s strategic allocation. Based on this approach, the long-term expected annual rate of return on assets is estimated at 7.50% for fiscal 2026 for the U.S. defined benefit pension plans. The weighted average long-term expected annual rate of return on assets for all defined benefit pension plans is estimated to be 7.46% for fiscal 2026.
The assumed composite rate of future increases in the per capita healthcare costs (the healthcare trend rate) is 8.91% for fiscal 2026, decreasing ratably to 4.53% by fiscal 2037.
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
The following table provides the current strategic target asset allocation ranges by asset category:

	Target Asset Allocation
Equity investments	30%	—	50%
Fixed income investments	30%	—	50%
Alternative investments	10%	—	30%
Cash and cash equivalents	0%	—	10%
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
•Private equity funds are typically limited partnership investment structures. Private equity funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Private equity funds generally have liquidity restrictions that extend for ten or more years. As of January 2, 2026 and January 3, 2025, our defined benefit plans had future unfunded commitments totaling $371 million and $539 million, respectively, related to private equity fund investments.
•Real asset funds are typically limited partnership investment structures. Real asset funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Real asset funds
_____________________________________________________________________

generally permit redemption on a quarterly basis with 90 or fewer days-notice. At each of January 2, 2026 and January 3, 2025, our defined benefit plans had no future unfunded commitments related to real asset fund investments.
•Hedge funds, which include equity long/short, event-driven, fixed-income arbitrage and global macro strategies, are typically limited partnership investment structures. Limited partnership interests in hedge funds are valued using a market approach based on NAV calculated by the funds and are not publicly available. Hedge funds generally permit redemption on a quarterly or more frequent basis with 90 or fewer days’ notice. At each of January 2, 2026 and January 3, 2025, our defined benefit plans had no future unfunded commitments related to hedge fund investments.
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
The following tables provide the fair value of plan assets held by our defined benefit plans by asset category and by fair value hierarchy level:

	January 2, 2026
(In millions)	Total	Level 1	Level 2	Level 3

Asset category
Equities:
Domestic equities	$852	$852	$—	$—
International equities	979	979	—	—
Real estate investment trusts	167	167	—	—
Fixed income:
Corporate bonds	1,574	—	1,522	52
Government securities	861	—	861	—
Securitized assets	27	—	27	—
Fixed income funds	97	5	92	—
Cash and cash equivalents	202	11	191	—
Other	56	—	—	56
Total	$4,815	$2,014	$2,693	$108
Investments measured at NAV:
Equity funds	1,171
Fixed income funds	142
Hedge funds	151
Private equity funds	894
Real asset funds	322
Other	2
Total investments measured at NAV	2,682
Receivables, net	29
Total fair value of plan assets	$7,526

_____________________________________________________________________

	January 3, 2025
(In millions)	Total	Level 1	Level 2	Level 3

Asset category
Equities:
Domestic equities	$1,048	$1,048	$—	$—
International equities	968	968	—	—
Real estate investment trusts	186	186	—	—
Fixed income:
Corporate bonds	1,685	—	1,642	43
Government securities	698	—	698	—
Securitized assets	79	—	79	—
Fixed income funds	132	4	128	—
Cash and cash equivalents	498	14	484	—
Other	53	—	—	53
Total	$5,347	$2,220	$3,031	$96
Investments measured at NAV:
Equity funds	1,389
Fixed income funds	106
Hedge funds	219
Private equity funds	1,127
Real asset funds	323
Other	2
Total investments measured at NAV	3,166
Receivables, net	86
Total fair value of plan assets	$8,599
Contributions. Funding requirements under IRS rules are a major consideration in making contributions to our defined benefit plans. With respect to U.S. qualified pension plans, we intend to contribute annually not less than the required minimum funding thresholds.
The Employee Retirement Income Security Act of 1974, as amended by the Pension Protection Act of 2006 and further amended by the Worker, Retiree, and Employer Recovery Act of 2008, the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) and applicable Internal Revenue Code regulations mandate minimum funding thresholds. The Highway and Transportation Funding Act of 2014, the Bipartisan Budget Act of 2015, the American Rescue Plan Act of 2021 and the Infrastructure Investment and Jobs Act further extended the interest rate stabilization provision of MAP-21. In fiscal 2025, we made approximately $23 million of contributions to our U.S. qualified defined benefit pension plans. As a result of prior voluntary contributions, we made no material contributions to our U.S. qualified defined benefit pension plans in fiscal 2024 or 2023. We expect to make contributions of approximately $18 million to these plans during fiscal 2026, and may consider voluntary contributions thereafter.
Estimated Future Benefit Payments. The following table provides the projected timing of payments for benefits earned to date and benefits expected to be earned for future service by current active employees under our defined benefit plans:

(In millions)	Pension	Other Benefits(1)	Total

Fiscal Years:
2026	$484	$21	$505
2027	472	20	492
2028	474	19	493
2029	479	18	497
2030	478	18	496
2031 — 2035	2,295	76	2,371
_______________
(1)Projected payments for Other Benefits reflect net payments from the Company, which include subsidies that reduce the gross payments by less than 1%.
_____________________________________________________________________

Multi-employer Benefit Plans
Certain of our businesses participate in multi-employer defined benefit pension plans. We make cash contributions to these plans under the terms of collective-bargaining agreements that cover union employees based on a fixed rate per hour of service worked by the covered employees. The risks of participating in these multi-employer plans are different from single-employer plans in the following aspects: (1) assets contributed to the multi-employer plan by one employer may be used to provide benefits to employees of other participating employers, (2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers and (3) if we choose to stop participating in some of our multi-employer plans, we may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability. Cash contributed and expenses recorded for our multi-employer plans were not material in fiscal 2025, 2024 or 2023.
NOTE 10: SHARE-BASED COMPENSATION
As of January 2, 2026, we had stock options and other share-based compensation outstanding under our 2024 Equity Incentive Plan and predecessor plans (collectively, the “L3Harris SIPs”). As part of our long-term incentive compensation program, we have made awards to employees in the form of RSUs, PSUs and non-qualified stock options under the L3Harris SIPs. We have also awarded RSUs in the form of deferred units to our non-employee directors. We believe that share-based awards more closely align the interests of participants with those of shareholders.
Share-based compensation expense was $113 million, $97 million and $89 million for fiscal 2025, 2024 and 2023, respectively. The related tax benefit for share-based compensation expense was $28 million, $20 million, and $19 million for fiscal 2025, 2024, and 2023, respectively.
Share-Based Compensation Awards
As of January 2, 2026, a total of 19.6 million shares of common stock remained available under our L3Harris SIPs for future issuance (excluding shares to be issued in respect of outstanding stock options, with each full-value award (e.g., RSUs and PSUs) counting as 3.8 shares against the total remaining for future issuance). During fiscal 2025, we issued an aggregate of 1.1 million shares of common stock under the terms of our L3Harris SIPs, which is net of shares withheld for tax purposes.
RSUs. RSUs granted under our L3Harris SIPs are not transferable until vested and the restrictions generally lapse upon the achievement of continued employment (or board membership) over a specified time period.
The grant-date fair value of these awards was based on the closing price of our common stock on the grant date and is amortized to compensation expense over the vesting period.
The following table summarizes the activity of RSUs during fiscal 2025:

	Units (In thousands)	Weighted-Average Grant-Date Price Per Unit

RSUs outstanding as of January 3, 2025	582	$210.28
Granted	249	$218.06
Vested	(208)	$221.37
Forfeited	(46)	$210.14
RSUs outstanding as of January 2, 2026	577	$211.19
As of January 2, 2026, there was $57 million of total unrecognized compensation expense related to these awards under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 2.19 years. The weighted-average grant-date price per unit was $218.06, $211.95 and $199.33 for awards granted in fiscal 2025, 2024 and 2023, respectively. The total fair value of the awards that vested was $46 million, $46 million and $44 million in fiscal 2025, 2024 and 2023, respectively.
_____________________________________________________________________

PSUs. As of January 2, 2026, all outstanding PSUs granted under our L3Harris SIPs are subject to performance criteria, such as meeting predetermined operating income or earnings per share, return on invested capital targets and market conditions, such as total shareholder return, for a three-year performance period. These awards also generally vest after a three-year performance period. The final determination of the number of shares to be issued in respect of an award is made by our Board or a committee thereof.
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
The following table summarizes the activity of PSUs during fiscal 2025:

	Units (In thousands)	Weighted-Average Grant-Date Price Per Unit

PSUs outstanding as of January 3, 2025	426	$236.42
Granted	185	$217.67
Adjustment for achievement of performance measures	9	$258.83
Vested	(137)	$258.83
Forfeited	(32)	$223.83
PSUs outstanding as of January 2, 2026	451	$223.20
As of January 2, 2026, there was $37 million of total unrecognized compensation expense related to these awards under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 1.71 years. The weighted-average grant-date price per unit was $217.67, $230.09 and $223.09 for awards granted in fiscal 2025, 2024 and 2023, respectively. The total fair value of the awards that vested was $36 million, $37 million and $42 million in fiscal 2025, 2024 and 2023, respectively.
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
The grant-date fair value of each stock option award was determined using the Black-Scholes-Merton option-pricing model which used assumptions noted in the following table:

	Fiscal Year
	2025	2024	2023

Expected dividends	2.29%	2.18%	2.17%
Expected volatility	26.52%	25.29%	28.60%
Risk-free interest rates	4.03%	3.80% - 4.64%	3.48% - 4.27%
Expected term (years)	5.00	5.06	5.04
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
_____________________________________________________________________

The following table summarizes the stock option activity during fiscal 2025:

	Shares (In thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (In years)	Aggregate Intrinsic Value (In millions)

Stock options outstanding as of January 3, 2025	2,537	$191.09
Granted	388	$206.11
Exercised	(862)	$169.12
Forfeited or canceled	(82)	$211.45
Stock options outstanding as of January 2, 2026	1,981	$202.70	6.16	$202
Stock options exercisable as of January 2, 2026	1,289	$199.18	4.87	$136
The weighted-average grant-date fair value per share was $49.20, $50.99 and $54.63 for stock options granted in fiscal 2025, 2024 and 2023, respectively. The total intrinsic value of stock options at the time of exercise was $82 million, $100 million and $23 million for stock options exercised in fiscal 2025, 2024 and 2023, respectively.
The following table summarizes the unvested stock option activity during fiscal 2025:

	Shares (In thousands)	Weighted-Average Grant-Date Fair Value Per Share

Unvested stock options as of January 3, 2025	635	$52.54
Granted	388	$49.20
Vested	(253)	$52.86
Forfeited	(79)	$51.58
Unvested stock options as of January 2, 2026	691	$50.43
As of January 2, 2026, there was $20 million of total unrecognized compensation expense related to unvested stock options granted under our L3Harris SIPs. This expense is expected to be recognized over a weighted-average period of 1.80 years. The total fair value of stock options that vested was $13 million, $14 million and $14 million in fiscal 2025, 2024 and 2023, respectively.
NOTE 11: LEASES
Our operating and finance leases primarily consist of real estate leases for office space, warehouses, manufacturing, R&D facilities, telecommunication tower space and land and equipment leases.
Lease Costs. Components of lease costs included in our Consolidated Statement of Operations are as follows:

	Fiscal Year
(In millions)	2025	2024	2023

Operating lease cost	$172	$164	$163
Other, net(1)	75	75	60
Total lease cost	$247	$239	$223
______________
(1) Includes short-term and equipment lease costs, variable lease costs, finance lease amortization, interest costs and sublease income.
_____________________________________________________________________

Balance Sheet. ROU assets and lease liabilities included in our Consolidated Balance Sheet are as follows:

	January 2, 2026		January 3, 2025
(In millions)	Operating	Finance	Operating	Finance

ROU assets	$717	$192	$684	$202

Current lease liabilities	132	10	150	32
Non-current lease liabilities	653	221	650	206
Total lease liabilities	$785	$231	$800	$238
Supplemental Lease Information. Other supplemental lease information is as follows:

	Fiscal Year
(In millions)	2025	2024

Net cash provided by operating activities - operating lease payments	$178	$182
ROU assets obtained in exchange for new operating lease obligations	215	96

	Fiscal Year
	2025		2024
	Operating	Finance	Operating	Finance

Weighted average remaining lease term	7.51 years	17.66 years	7.59 years	16.41 years
Weighted average discount rate	4.84%	4.23%	3.72%	4.43%
Maturities of operating and finance lease liabilities as of January 2, 2026 were as follows:

	January 2, 2026
(In millions)	Operating	Finance

2026	$174	$19
2027	153	18
2028	133	19
2029	114	19
2030	95	42
Thereafter	287	193
Total future lease payments	956	310
Less: imputed interest	171	79
Present value of lease liabilities	$785	$231
On January 2, 2026, we had additional future payments of $1.1 billion related to leases that have not yet commenced. These leases will commence between 2026 and 2028 and have lease terms of 7 years to 20 years. Of this amount, approximately $700 million pertains to a lease associated with the expansion of our large solid rocket motor production facility in Camden, Arkansas. This lease is expected to commence in January 2028, upon completion of construction, with a lease term of 20 years.
NOTE 12: SHAREHOLDERS' EQUITY
Common Stock
Authorized common stock consists of 500,000,000 shares with a par value of $1 per share, of which 186,844,093 shares and 189,794,911 shares were issued and outstanding as of January 2, 2026 and January 3, 2025, respectively.
Shares Repurchase Program. On January 28, 2021 and October 21, 2022, we announced that our Board approved share repurchase authorizations under our repurchase program of $6.0 billion and $3.0 billion, respectively. The $6.0 billion program was fully utilized during the first quarter 2025. Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof.
_____________________________________________________________________

During fiscal 2025, we repurchased 5.1 million shares of our common stock under our share repurchase program for $1.2 billion and had remaining unused authorizations of $2.2 billion as of January 2, 2026. During fiscal 2024, we repurchased 2.5 million shares of our common stock under our share repurchase program for $554 million and had of remaining unused authorizations of $3.4 billion as of January 3, 2025.
Preferred Stock
Authorized preferred stock consists of 1,000,000 shares, without par value, of which no shares were issued and outstanding as of January 2, 2026 and January 3, 2025.
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
Changes in the components of AOCI, net of tax were as follows:

(In millions)	Foreign currency translation and other, net(1)	Pension and other postretirement benefits(2)	Total AOCI

Balance at December 30, 2022	$(316)	$28	$(288)
Other comprehensive income before reclassifications	46	71	117
Losses (gains) reclassified to earnings	4	(31)	(27)
Other comprehensive income	50	40	90
Balance at December 29, 2023	(266)	68	(198)
Other comprehensive (loss) income before reclassifications	(72)	323	251
Losses (gains) reclassified to earnings	7	(33)	(26)
Other comprehensive (loss) income	(65)	290	225
Balance at January 3, 2025	(331)	358	27
Other comprehensive income before reclassifications	77	73	150
Losses (gains) reclassified to earnings	20	(78)	(58)
Other comprehensive income (loss)	97	(5)	92
Balance at January 2, 2026	$(234)	$353	$119
_______________
(1)Other, net consists of hedging derivatives.
(2)See Note 9: Retirement Benefits in these Notes for further information.

_____________________________________________________________________

NOTE 13: ACQUISITIONS AND DIVESTITURES
Acquisitions
Acquisition of Viasat’s TDL. On January 3, 2023, we completed the acquisition of TDL. The acquisition enhances our networking capability and provides access to the ubiquitous Link 16 waveform, better positioning us to enable the DoW integrated architecture goal in JADC2, which is reported in our CS segment.
Acquisition of AJRD. On July 28, 2023, we acquired AJRD, a technology-based engineering and manufacturing company that develops and produces missile solutions with technologies for strategic defense, missile defense, and hypersonic and tactical systems, as well as space propulsion and power systems for national security space and exploration missions, which is reported in our AR segment.
Divestitures
Space Technology Disposal Group. During fourth quarter 2025, we entered into an agreement with AE Industrial Partners (“AE Industrial”) to establish a new space technology company. Under the agreement we will contribute certain of the assets and liabilities of the SPPS business, reported in our AR segment, and the SA&C business, reported in our IMS segment to a new entity in which we will retain a 40% noncontrolling interest. The Space Technology disposal group, which excludes our RS-25 rocket engine business, provides premier propulsion, power, space flight avionics and communications systems. Under the agreement, AE Industrial will acquire an approximately 60% controlling interest in the new space technology company, at a net enterprise value of $825 million, subject to regulatory approvals and other customary closing conditions. The transaction is expected to close in the second half of 2026.
Upon closing, we will derecognize the assets and liabilities of the Space Technology disposal group and record an equity method investment at the fair value of our retained noncontrolling interest. Our share of earnings or losses from the equity method investment will be recognized in the “Non-service FAS pension income and other, net” line item in our Consolidated Statement of Operations, with a corresponding adjustment to the carrying value of the investment included in the “Other non-current assets” line item in our Consolidated Balance Sheet.
In connection with the preparation of our financial statements for fiscal 2025, we concluded that the goodwill related to the Space Technology disposal group was impaired and we recorded a non-cash impairment charge of $85 million, which is included in the “Impairment of goodwill and other assets” line item in our Consolidated Statement of Operations for fiscal 2025. See Note 6: Goodwill and Intangible Assets in these Notes for additional information.
The fair value less costs to sell of the Space Technology disposal group was $771 million and we recognized a pre-tax loss of $54 million included in the “General and administrative expenses” line item in our Consolidated Statement of Operations for fiscal 2025.
_____________________________________________________________________

The carrying amounts of the assets and liabilities of the Space Technology disposal group classified as held for sale in our Consolidated Balance Sheet were as follows:

(In millions)	January 2, 2026

Receivables, net	$26
Contract assets	94
Inventories, net	8
Other current assets	11
Property, plant and equipment, net	115
Goodwill	285
Intangible assets, net	373
Other non-current assets	26
Valuation allowance	(54)
Total assets held for sale	$884

Accounts payable	9
Contract liabilities	59
Compensation and benefits	7
Other current liabilities	19
Other non-current liabilities	19
Total liabilities held for sale	$113
Income before income taxes was $83 million, $70 million and $41 million for fiscal 2025, 2024 and 2023, respectively. Fiscal 2023 includes only a partial year of the SPPS business following the July 28, 2023 acquisition of AJRD.
CAS Disposal Group. On March 28, 2025, we completed the sale of our CAS disposal group, which provided integrated aircraft avionics, pilot training and data analytics services for the commercial aviation industry, and was reported in our IMS segment through the date of sale. Income before income taxes attributable to L3Harris was $21 million, $121 million and a loss of $208 million for fiscal 2025, 2024 and 2023, respectively. In connection with the CAS disposal group sale, we received cash proceeds, net of cash divested, of $820 million.
_____________________________________________________________________

The carrying amounts of assets and liabilities included in the CAS disposal group divestiture were as follows:

(In millions)	March 28, 2025

Receivables, net	$117
Contract assets	47
Inventories, net	139
Other current assets	22
Property, plant and equipment, net	46
Goodwill	535
Intangible assets, net	263
Other non-current assets	60
Total assets	$1,229

Accounts payable	95
Contract liabilities	49
Compensation and benefits	6
Other current liabilities	41
Long-term debt, net of current portion	2
Other non-current liabilities	59
Total liabilities	$252

Net assets divested	$977
In connection with the divestiture, we derecognized noncontrolling interest and accumulated other comprehensive income of $63 million and $6 million, respectively, and recognized a $28 million pre-tax loss, inclusive of amounts attributable to noncontrolling interest and the final purchase price adjustment. The pre-tax loss, which is included in the “General and administrative expenses” line item in our Consolidated Statement of Operations for fiscal 2025, is incremental to the previously recorded CAS disposal group losses of $29 million and $77 million recognized in fiscal 2024 and 2023, respectively.
AOT Disposal Group. On January 3, 2025, we completed the divestiture of our AOT disposal group, from our AR segment, for cash proceeds of of $103 million.
Antenna Disposal Group. On May 31, 2024, we completed the divestiture of our Antenna disposal group, from our SAS segment, for cash proceeds of $170 million and a $25 million note receivable.
Visual Information Solutions (“VIS”). During fiscal 2023, we completed the divestiture of VIS from our SAS segment, for net cash proceeds of $71 million.
NOTE 14: BUSINESS SEGMENTS
We structure our operations primarily around the capabilities we provide and report our financial results in the following four reportable segments:
CS: including software defined communication products and waveforms for domestic and international customers; broadband communications; integrated vision solutions; and public safety radios, system applications and equipment; and
IMS: including multi-mission ISR systems; passive sensing and targeting; electronic attack platforms; autonomy; power and communications; networks; and the CAS disposal group, which includes aviation products and pilot training operations and was divested on March 28, 2025; and
SAS: including satellites and space payloads, sensors and full-mission solutions; classified intelligence and cyber; airborne combat systems; and mission networks for air traffic management operations; and
AR: including missile solutions with propulsion technologies for strategic defense, missile defense, hypersonic, tactical and fuzing systems; and space propulsion and power systems for national security and space exploration missions.
_____________________________________________________________________

Chief Operating Decision Maker (“CODM”)
Our Chairman and CEO serves as the CODM and is responsible for evaluating business segment performance and allocating resources across the Company. The CODM reviews periodic financial reporting packages that include segment revenues, operating income, and other key operational and financial metrics, and compares historical, actual, and forecasted information to assess segment performance. Segment information is prepared on a basis consistent with the internal reports provided to the CODM.
Business Segment Financial Information
The following table presents operating results by business segment and a reconciliation to total income before income taxes:

	Fiscal Year
(In millions)	2025	2024	2023

Revenue
CS	$5,673	$5,459	$5,070
IMS	6,630	6,618	6,446
SAS	6,946	6,869	6,856
AR	2,845	2,580	1,243
Intersegment	(229)	(201)	(196)
Total revenue	21,865	21,325	19,419
Cost of revenue
CS	(3,570)	(3,490)	(3,217)
IMS	(5,188)	(5,039)	(4,933)
SAS	(5,463)	(5,430)	(5,380)
AR	(2,207)	(2,008)	(977)
Intersegment and corporate	188	166	201
Total cost of revenue	(16,240)	(15,801)	(14,306)

Operating income
CS	1,432	1,324	1,229
IMS	812	826	443
SAS	852	812	756
AR	270	307	138
Segment operating income	3,366	3,269	2,566
Unallocated corporate items	(1,256)	(1,351)	(1,140)
Total operating income	2,110	1,918	1,426
Non-service FAS pension income and other, net	419	354	338
Interest expense, net	(597)	(675)	(543)
Income before income taxes	$1,932	$1,597	$1,221
Unallocated Corporate Items. Unallocated corporate items include income and expenses not included in management’s evaluation of segment operating performance, such as amortization of acquisition-related intangibles; merger, acquisition, and divestiture-related expenses; additional cost of revenue related to the fair value step-up in inventory sold; business divestiture-related losses, net; certain impairment of other assets; and LHX NeXt implementation costs. Additionally, unallocated corporate items include a portion of management and administration, legal, environmental, compensation, retiree benefits, the FAS/CAS operating adjustment, eliminations and other.
LHX NeXt Initiative. LHX NeXt is our initiative to transform multiple functions, systems and processes to increase agility and competitiveness. The LHX NeXt effort includes non-recurring costs for workforce optimization, incremental IT expenses for implementation of new systems, third party consulting and other costs. We completed the LHX NeXt initiative in fiscal 2025.
_____________________________________________________________________

Disaggregation of Revenue
We disaggregate revenue for all four business segments by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Fiscal 2025
(In millions)	CS	IMS	SAS	AR

Revenue By Customer Relationship
Prime contractor	$4,287	$4,598	$4,307	$650
Subcontractor	1,324	1,957	2,575	2,167
Intersegment	62	75	64	28
Total segment	$5,673	$6,630	$6,946	$2,845

Revenue By Contract Type
Fixed-price	$4,825	$5,050	$4,619	$1,850
Cost-type	786	1,505	2,263	967
Intersegment	62	75	64	28
Total segment	$5,673	$6,630	$6,946	$2,845

Revenue By Geographical Region
United States	$3,609	$4,852	$6,045	$2,545
International(1)	2,002	1,703	837	272
Intersegment	62	75	64	28
Total segment	$5,673	$6,630	$6,946	$2,845
_______________
(1) Includes revenue where the end consumer is located outside the U.S., including foreign military sales funded through the U.S. Government, whether directly or through prime contractors. No individual foreign country represents more than 5% of our total revenue.

	Fiscal 2024
(In millions)	CS	IMS	SAS	AR

Revenue By Customer Relationship
Prime contractor	$3,801	$4,279	$4,307	$664
Subcontractor	1,589	2,286	2,511	1,888
Intersegment	69	53	51	28
Total segment	$5,459	$6,618	$6,869	$2,580

Revenue By Contract Type
Fixed-price	$4,566	$5,199	$4,293	$1,568
Cost-type	824	1,366	2,525	984
Intersegment	69	53	51	28
Total segment	$5,459	$6,618	$6,869	$2,580

Revenue By Geographical Region
United States	$3,741	$4,721	$5,971	$2,504
International(1)	1,649	1,844	847	48
Intersegment	69	53	51	28
Total segment	$5,459	$6,618	$6,869	$2,580
_______________
(1) Includes revenue where the end consumer is located outside the U.S., including foreign military sales funded through the U.S. Government, whether directly or through prime contractors. No individual foreign country represents more than 5% of our total revenue.
_____________________________________________________________________

	Fiscal 2023
(In millions)	CS	IMS	SAS	AR

Revenue By Customer Relationship
Prime contractor	$3,420	$4,152	$4,252	$294
Subcontractor	1,597	2,220	2,555	929
Intersegment	53	74	49	20
Total segment	$5,070	$6,446	$6,856	$1,243

Revenue By Contract Type
Fixed-price	$4,289	$4,869	$4,257	$783
Cost-type	728	1,503	2,550	440
Intersegment	53	74	49	20
Total segment	$5,070	$6,446	$6,856	$1,243

Revenue By Geographical Region
United States	$3,482	$4,646	$5,933	$1,184
International(1)	1,535	1,726	874	39
Intersegment	53	74	49	20
Total segment	$5,070	$6,446	$6,856	$1,243
_______________
(1) Includes revenue where the end consumer is located outside the U.S., including foreign military sales funded through the U.S. Government, whether directly or through prime contractors. No individual foreign country represents more than 5% of our total revenue.
Assets
Total assets by business segment were as follows:

(In millions)	January 2, 2026	January 3, 2025

CS	$7,131	$7,060
IMS	9,831	10,389
SAS	8,958	8,705
AR	5,109	4,826
Corporate(1)	10,166	11,021
Total assets	$41,195	$42,001
_______________
(1)Includes intangible assets acquired in connection with business combinations that benefit the entire Company. See the “Intangible Assets” section in Note 6: Goodwill and Intangible Assets in these Notes for further information.
_____________________________________________________________________

Other Financial Information
Other financial information by business segment and geographical operations is summarized below:

	Fiscal Year
(In millions)	2025	2024	2023

Capital Expenditures
CS	$70	$50	$39
IMS	74	115	148
SAS	118	140	151
AR	116	52	32
Corporate	46	51	79
Total capital expenditures	$424	$408	$449

Depreciation and Amortization
CS	$53	$56	$54
IMS	70	63	71
SAS	146	130	115
AR	49	50	31
Corporate	906	990	895
Total depreciation and amortization	$1,224	$1,289	$1,166

Geographical Operations
Long-lived assets
United States	$2,503	$2,639	$2,678
International	162	167	184
The percentage of our revenue that was derived from sales to U.S. Government customers, whether directly or through prime contractors, including foreign military sales funded through the U.S. Government, was 75%, 76% and 76% in fiscal 2025, 2024 and 2023, respectively.
NOTE 15: LEGAL PROCEEDINGS, COMMITMENTS AND CONTINGENCIES
Legal Proceedings
In the ordinary course of business, we are routinely defendants in, parties to or otherwise subject to many pending and threatened legal actions, claims, disputes, arbitrations and other legal proceedings incident to our business, arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employment disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred.
At January 2, 2026, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. We cannot at this time estimate the reasonably possible loss or range of loss in excess of our accrual due to the inherent uncertainties and speculative nature of contested proceedings. Although it is not feasible to predict the outcome of these matters with certainty, based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence at January 2, 2026 were reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.
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
As of January 2, 2026, we were named, and continue to be named, as a PRP at 113 sites, including 12 sites owned by us, 73 sites associated with our current and former operations and 28 hazardous waste treatment, storage or disposal facility sites not owned by us that contain hazardous substances allegedly attributable to us from past operations. Our estimated liability associated with these identified sites was $659 million and $637 million as of January 2, 2026 and January 3, 2025, respectively. The current and non-current portions of our estimated environmental liability are included in the “Other current liabilities” and “Other non-current liabilities” line items, respectively, in our Consolidated Balance Sheet.
Some of these environmental costs are eligible for future recovery in the pricing of our products and services to the U.S. Government and based on U.S. Government contracting regulations, we consider the recovery probable. We had recoverable assets of $483 million and $462 million as of January 2, 2026 and January 3, 2025, respectively.
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
_____________________________________________________________________

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
At January 2, 2026, we had the following commercial commitments outstanding:

(In millions)	Commercial Commitment Total	Commitments expiring within 1 Year

Surety bonds used for performance	$582	$236

Standby letters of credit used for:
Advance payments	444	255
Performance	701	497
Financial	60	60
Warranty	8	7
Total standby letters of credit	1,213	819
Total commitments	$1,795	$1,055
Surety bonds and standby letters of credit (“Performance Bonds”) relate to advances received from customers and the guarantee of future performance, warranty and other purposes. These commitments primarily relate to our ISR and PSPC businesses. Typically, a customer is permitted to draw on a Performance Bond if we do not fulfill all terms of a project contract. In such an event, we would be obligated to reimburse the financial institution that issued the Performance Bond for the amounts paid.
NOTE 16: SUBSEQUENT EVENTS
Segment Reorganization
Beginning fiscal 2026, we streamlined our business segments from four business segments to three business segments, more closely aligning common capabilities and business models. We will report our financial results in the following three reportable segments:
•Space & Mission Systems (“SMS”)
•Communication & Spectrum Dominance (“CSD”)
•Missile Solutions (“MSL”)
SMS will integrate satellite and payload capabilities, including missile warning and defense, with maritime, air special missions, and other global defense and civil government programs. CSD will combine all our capabilities in resilient communications and electronic warfare, while MSL will unite propulsion, hypersonics and other advanced missile technologies.
_____________________________________________________________________

The historical results of businesses divested in fiscal 2025 or prior will be reported in the “other non-reportable business” line in the Company’s segment reporting.
DoW Strategic Investment
On January 13, 2026, we announced a strategic investment by the DoW in connection with our MSL business. Pursuant to the terms of the proposed transaction, the DoW has agreed to be the anchor investor through a $1.0 billion convertible preferred security. This security is anticipated to automatically convert into common equity upon the completion of an IPO of the MSL business.
We currently intend to pursue an IPO of the MSL business in the second half of 2026, subject to prevailing market conditions, receipt of required regulatory approvals, and satisfaction of other customary factors. Upon completion of the transaction and any subsequent IPO, we expect to maintain a controlling interest in the MSL business. The proposed transaction is subject to the negotiation and execution of definitive agreements, as well as the fulfillment of customary closing conditions.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15 under the Exchange Act, management, with the participation of our principal executive officer (CEO) and principal financial officer (CFO), carried out an evaluation of the Company’s disclosure controls and procedures as of January 2, 2026. Based on this evaluation, the CEO and CFO concluded that as of January 2, 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
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
Our management, with the participation of our CEO and CFO, assessed the effectiveness of the Company’s internal control over financial reporting as of January 2, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of January 2, 2026.
The Company’s independent registered public accounting firm, Ernst & Young LLP, has issued a report on the effectiveness of the Company’s internal control over financial reporting. This report appears on the following page of this Report.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended January 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
_____________________________________________________________________

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of L3Harris Technologies, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited L3Harris Technologies, Inc.’s internal control over financial reporting as of January 2, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, L3Harris Technologies, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of January 2, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of January 2, 2026 and January 3, 2025, the related consolidated statements of operations, comprehensive income, cash flows and equity for each of the three years in the period ended January 2, 2026, and the related notes and our report dated February 12, 2026 expressed an unqualified opinion thereon.
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
February 12, 2026

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
The following table includes the material terms (other than with respect to the price) of each 10b5-1 Plan adopted or terminated by our executive officers and directors during the quarter ended January 2, 2026:

Name and title	Date of adoption of 10b5-1 Plan(1)	Scheduled expiration date of 10b5-1 Plan(2)	Aggregate number of shares of common stock to be purchased or sold(3)

Samir Mehta President, CS	November 7, 2025	March 6, 2026	Up to 8,130 shares
Jonathan Rambeau President, IMS	November 7, 2025	March 20, 2026	Up to 3,680 shares
Melanie Rakita VP and Chief Human Resources Officer	November 11, 2025	June 1, 2026	Up to 4,709 shares
Edward Zoiss President, SAS	November 13, 2025	August 14, 2026	Up to shares 14,532 including 9,012 shares of underlying options expiring in 2028
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
Information regarding our directors, executive officers and corporate governance is included in our Proxy Statement for our 2026 Annual Meeting of Shareholders scheduled to be held on May 11, 2026 (our “2026 Proxy Statement”), which is expected to be filed within 120 days after the end of our fiscal 2025.
Directors. The information required by this Item with respect to our directors and corporate governance is incorporated herein by reference to the discussion under the headings Proposal 1: Election of Directors and Corporate Governance in our 2026 Proxy Statement.
Identification of Executive Officers. Certain information regarding our executive officers is included in Part I of this Report under the heading “Information about our Executive Officers” in accordance with General Instruction G(3) of Form 10-K.
Code of Ethics. All of our directors and employees, including our CEO, CFO, Principal Accounting Officer and other senior accounting and financial officers, are required to abide by our Code of Conduct. Our Code of Conduct is posted on our website at https://www.l3harris.com/resources/other/l3harris-code-conduct and is also available free of charge by written request to our Director of Ethics and Compliance, L3Harris Technologies, Inc., 1025 West NASA Boulevard, Melbourne, Florida 32919. We disclose on the Code of Conduct section of our website at https://www.l3harris.com/resources/other/l3harris-code-conduct any amendment to, or waiver from, our Code of Conduct that is required to be disclosed to shareholders, within four business days following such amendment or waiver. The information required by this Item with respect to codes of ethics is incorporated herein by reference to the discussion under the heading Code of Conduct in our 2026 Proxy Statement.
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
The information required by this Item with respect to compensation of our directors and executive officers is incorporated herein by reference to the discussions under the headings Director Compensation and Benefits, Compensation Discussion and Analysis, Compensation Committee Report, Compensation Tables, CEO Pay Ratio and Pay Versus Performance in our 2026 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table provides information about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans, as of January 2, 2026:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)(2)	Weighted-average exercise price of outstanding options, warrants and rights (b)(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Approved by shareholders(1)	3,008,172	$202.70	19,573,672
Not approved by shareholders	—	—	—
Total	3,008,172	$202.70	19,573,672
_______________
(1) Consists of awards under the L3Harris SIPs.
(2) Under the L3Harris SIPs, in addition to stock options, we have granted share-based compensation awards in the form of PSUs, RSUs and other similar types of share-based awards. As of January 2, 2026, there were awards outstanding under those plans with respect to 1,028,049 shares, consisting of awards of (i) 577,185 RSUs and (ii) 450,864 PSUs, for which all 1,028,049 were payable in shares but for which no shares were yet issued and outstanding. The 3,008,172 shares to be issued upon exercise of outstanding options, warrants and rights as listed in column (a) consisted of shares to be issued in respect of the exercise of 1,980,123 outstanding stock options and awards of 1,028,049 PSUs and RSUs payable in shares. Because there is no exercise price associated with awards of PSUs or RSUs, all of which are granted to employees at no cost, such awards are not included in the weighted-average exercise price calculation in column (b).
See Note 10: Share-Based Compensation in the Notes for a general description of our share-based incentive plans.
The other information required by this Item with respect to security ownership of certain of our beneficial owners and management is incorporated herein by reference to the discussions under the headings Principal Shareholders and Shares Owned By Directors, Nominees and Executive Officers in our 2026 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this Item is incorporated herein by reference to the discussions under the headings Director Independence Standards and Related Person Transactions in our 2026 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.
The information required by this Item is incorporated herein by reference to the discussion under the heading Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm in our 2026 Proxy Statement.
_____________________________________________________________________

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as a part of this Report:

Page
Financial Statements
The following consolidated financial statements of L3Harris Technologies, Inc. are included in Item 8 of this Report at the page numbers referenced below:
Consolidated Statement of Operations — Fiscal Years Ended January 2, 2026, January 3, 2025 and December 29, 2023	38
Consolidated Statement of Comprehensive Income — Fiscal Years Ended January 2, 2026, January 3, 2025 and December 29, 2023	39
Consolidated Balance Sheet — January 2, 2026 and January 3, 2025	40
Consolidated Statement of Cash Flows — Fiscal Years Ended January 2, 2026, January 3, 2025 and December 29, 2023	41
Consolidated Statement of Equity — Fiscal Years Ended January 2, 2026, January 3, 2025 and December 29, 2023	42
Notes to Consolidated Financial Statements	43
The following report of L3Harris Technologies, Inc.’s independent registered public accounting firm with respect to the above referenced consolidated financial statements and their report on internal controls over financial reporting are included in Item 8 and Item 9A of this Report at the page numbers referenced below:
Report of Independent Registered Public Accounting Firm (PCAOB ID: 42) on the Consolidated Financial Statements	36
Report of Independent Registered Public Accounting Firm on the Effectiveness of Internal Control Over Financial Reporting	84

Financial Statement Schedules
All schedules are omitted because they are not applicable, the amounts are not significant or the required information is shown in the Consolidated Financial Statements or the Notes thereto.
Exhibits
The following exhibits are filed herewith or are incorporated herein by reference to exhibits previously filed with the SEC:
(3)(a)    Restated Certificate of Incorporation of L3Harris Technologies, Inc. (1995), as amended, incorporated herein by reference to Exhibit 4(a) to the L3Harris Technologies, Inc.’s Registration Statement on Form S-8, Registration No. 333-279040 filed with the SEC on May 1, 2024
(3)(b)    By-Laws of L3Harris Technologies, Inc., as amended and restated effective December 8, 2022, incorporated herein by reference to Exhibit 3.1 to the L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on December 13, 2022. (Commission File Number 1-3863)
(4)(a)    (i) Indenture, dated as of September 3, 2003, between L3Harris Technologies, Inc. (formerly known as Harris Corporation) and The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by L3Harris Technologies, Inc. (formerly known as Harris Corporation) when and as authorized by L3Harris Technologies, Inc.’s (formerly known as Harris Corporation) Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(b) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003
(ii) Instrument of Resignation of Trustee, Appointment and Acceptance of Successor Trustee, dated as of June 2, 2009, among L3Harris Technologies, Inc. (formerly known as Harris Corporation), The Bank of New York Mellon (formerly known as The Bank of New York) and The Bank of New York Mellon Trust Company, N.A., as to Indenture dated as of September 3, 2003, incorporated herein by reference to
_____________________________________________________________________

Exhibit 4(m) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Registration Statement on Form S-3, Registration Statement No. 333-159688, filed with the SEC on June 3, 2009
(iii) Supplemental Indenture, dated June 2, 2015, among L3Harris Technologies, Inc. (formerly known as Harris Corporation), Exelis Inc. and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York), to the Indenture dated as of September 3, 2003 between L3Harris Technologies, Inc. (formerly known as Harris Corporation) and The Bank of New York Mellon Trust Company, N.A. (as successor to The Bank of New York), incorporated herein by reference to Exhibit 4.3 to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Current Report on Form 8-K filed with the SEC on June 2, 2015. (Commission File Number 1-3863)
(4)b)    (i) Subordinated Indenture, dated as of September 3, 2003, between L3Harris Technologies, Inc. (formerly known as Harris Corporation) and The Bank of New York Mellon Trust Company, N.A., as successor to The Bank of New York, as Trustee, relating to unlimited amounts of debt securities which may be issued from time to time by L3Harris Technologies, Inc. (formerly known as Harris Corporation) when and as authorized by the L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Board of Directors or a Committee of the Board, incorporated herein by reference to Exhibit 4(c) to the L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Registration Statement on Form S-3, Registration Statement No. 333-108486, filed with the SEC on September 3, 2003
(ii) Instrument of Resignation of Trustee, Appointment and Acceptance of Successor Trustee, dated as of June 2, 2009, among L3Harris Technologies, Inc. (formerly known as Harris Corporation), The Bank of New York Mellon (formerly known as The Bank of New York) and The Bank of New York Mellon Trust Company, N.A., as to Subordinated Indenture dated as of September 3, 2003, incorporated herein by reference to Exhibit 4(n) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Registration Statement on Form S-3, Registration Statement No. 333-159688, filed with the SEC on June 3, 2009
(4)(c)    Pursuant to Regulation S-K, Item 601(b)(4)(iii)(A), L3Harris Technologies, Inc. by this filing agrees, upon request, to furnish to the SEC a copy of other instruments defining the rights of holders of long-term debt of L3Harris Technologies, Inc.
(4)(d)    Description of L3Harris Technologies, Inc.’s Securities, incorporated herein by reference to Exhibit 4(x) to the L3Harris Technologies, Inc's Annual Report on Form 10-K filed for the fiscal year ended December 30, 2022 (Commission File Number 1-3863)
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
_____________________________________________________________________

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
*(10)(h)    L3Harris Excess Retirement Savings Plan, as amended and restated effective June 1, 2024, incorporated herein by reference to Exhibit 10.7 to L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2024, filed with the SEC on July 26, 2024. (Commission File Number 1-3863)
*(10)(i)    L3Harris Technologies, Inc. 2019 Non-Employee Director Deferred Compensation Plan, incorporated herein by reference to Exhibit 10(j) to L3Harris Technologies, Inc.’s Transition Report on Form 10-KT for the fiscal year ended January 3, 2020. (Commission File Number 1-3863)
*(10)(j)    (i) Amended and Restated Master Trust Agreement and Declaration of Trust, made as of December 2, 2003, by and between L3Harris Technologies, Inc. (formerly known as Harris Corporation) and The Northern Trust Company, incorporated herein by reference to Exhibit 10(c) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)
(ii) Amendment to the L3Harris Technologies, Inc. (formerly known as Harris Corporation) Master Trust, dated May 21, 2009, incorporated herein by reference to Exhibit 10(m)(ii) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Annual Report on Form 10-K for the fiscal year ended July 3, 2009. (Commission File Number 1-3863)
_____________________________________________________________________

(iii) Amendment to the L3Harris Technologies, Inc. (formerly known as Harris Corporation) Master Trust, dated December 8, 2009 and effective December 31, 2009, incorporated herein by reference to Exhibit 4(e)(iii) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Registration Statement on Form S-8, Registration Statement No. 333-163647, filed with the SEC on December 10, 2009
(iv) Amendment to the L3Harris Technologies, Inc. (formerly known as Harris Corporation) Master Trust, dated and effective May 3, 2010, incorporated herein by reference to Exhibit 4(e)(iv) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Registration Statement on Form S-8, Registration Statement No. 333-222821, filed with the SEC on February 1, 2018
*(10)(k)    (i) Master Rabbi Trust Agreement, amended and restated as of December 2, 2003, by and between L3Harris Technologies, Inc. (formerly known as Harris Corporation) and The Northern Trust Company, incorporated herein by reference to Exhibit 10(d) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Quarterly Report on Form 10-Q for the fiscal quarter ended January 2, 2004. (Commission File Number 1-3863)
(ii) First Amendment to the L3Harris Technologies, Inc. (formerly known as Harris Corporation) Master Rabbi Trust Agreement, dated September 24, 2004, incorporated herein by reference to Exhibit 10(b) to L3Harris Technologies, Inc.'s (formerly known as Harris Corporation) Quarterly Report on Form 10-Q for the fiscal quarter ended October 1, 2004. (Commission File Number 1-3863)
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
*10(l)    Summary of Annual Compensation of L3Harris Technologies, Inc., Non-Employee Directors effective as of January 3, 2026, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on July 18, 2025. (Commission File Number 1-3863)
*10(m)    Offer Letter, dated November 30, 2023, between L3Harris Technologies, Inc. and Kenneth Bedingfield, incorporated herein by reference to Exhibit 10(z) to L3Harris Technologies, Inc.’s Annual Report of Form 10-K for the fiscal year ended December 29, 2023. (Commission File Number 1-3863)
*10(n)    Offer Letter, November 4, 2022, between L3Harris Technologies, Inc. and Samir Mehta, incorporated herein by reference to Exhibit 10(a)(a)(i) to L3Harris Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 29, 2023. (Commission File Number 1-3863)
*10(o)    Letter Agreement, dated February 23, 2024, between L3Harris Technologies, Inc. and Christopher Kubasik, incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on February 23, 2024. (Commission File Number 1-3863)
**10(p)    Form of Commercial Paper Dealer Agreement, dated March 14, 2023, between L3Harris Technologies, Inc. and the Dealer party thereto, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on March 16, 2023 (Commission File Number 1-3863)
_____________________________________________________________________

*10(q)    Revolving Credit Agreement, dated February 18, 2025, by and among L3Harris Technologies, Inc. and the other parties thereto incorporated herein by reference to Exhibit 10.1 to L3Harris Technologies, Inc.’s Current Report on Form 8-K, filed with the SEC on February 21, 2025. (Commission File Number 1-3863)
*10(r)    364-Day Credit Agreement, dated February 18, 2025, by and among L3Harris Technologies, Inc. and the other parties thereto, incorporated herein by reference to Exhibit 10.2 to L3Harris Technologies, Inc.’s Current Report on Form 8-K filed with the SEC on February 21, 2025. (Commission File Number 1-3863)
(19)    Insider Trading Policy, incorporated herein by reference to Exhibit 19 to L3Harris Technologies, Inc.'s Annual Report on Form 10-K for the fiscal year ended January 3, 2025.
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
(101)    The financial information from L3Harris Technologies, Inc.’s Annual Report on Form 10-K for the fiscal year ended January 2, 2026, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statement of Operations, (ii) the Consolidated Statement of Comprehensive Income, (iii) the Consolidated Balance Sheet, (iv) the Consolidated Statement of Cash Flows, (v) the Consolidated Statement of Equity and (vi) the Notes to the Consolidated Financial Statements.
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

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: February 12, 2026	By:	/s/ Christopher Kubasik
Christopher Kubasik
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER KUBASIK	Chairman and Chief Executive Officer (Principal Executive Officer)	February 12, 2026
Christopher Kubasik

/s/ KENNETH BEDINGFIELD	Senior Vice President, Chief Financial Officer and President, Missile Solutions (Principal Financial Officer)	February 12, 2026
Kenneth Bedingfield

/s/ JOHN CANTILLON	Vice President, Principal Accounting Officer (Principal Accounting Officer)	February 12, 2026
John Cantillon

*	Director	February 12, 2026
Sallie Bailey

*	Director	February 12, 2026
Thomas Dattilo

*	Director	February 12, 2026
Roger Fradin

*	Director	February 12, 2026
Joanna Geraghty

*	Director	February 12, 2026
Kirk Hachigian

*	Director	February 12, 2026
Harry Harris, Jr.

*	Director	February 12, 2026
Lewis Hay III

*	Director	February 12, 2026
Rita Lane

*	Director	February 12, 2026
Robert Millard

*	Director	February 12, 2026
David Regnery

*	Director	February 12, 2026
Edward Rice, Jr.

*	Director	February 12, 2026
Christina Zamarro
* By Christoph Feddersen pursuant to a Power of Attorney executed by the Directors listed above, which has been filed with this Annual Report on Form 10-K.
Date: February 12, 2026                    By: /s/ Christoph Feddersen
Christoph Feddersen, Attorney-in-Fact
_____________________________________________________________________