Form 10-Q
period 2026-04-03
L3HARRIS TECHNOLOGIES, INC. /DE/
filed 2026-04-30
CIK 202058

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares outstanding of the registrant’s common stock as of April 24, 2026 was 186,294,951.

L3HARRIS TECHNOLOGIES, INC.
FORM 10-Q
For First Quarter 2026
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
You should not place undue reliance on forward-looking statements, which reflect our management’s current expectations, estimates, projections and assumptions and information currently available to our management as of the date of filing of this Report and are not guarantees of future performance or actual results. Important risks that could cause our results to differ materially from those expressed in or implied by these forward-looking statements or from our historical results include, but are not limited to, risks arising from: competitive markets; U.S. Government spending priorities; changes in contract mix; unilateral contract action by the U.S. Government or unexpected issues related to the Department of War (“DoW”) investment in our subsidiary; uncertain economic conditions; future geo-political events; supply chain disruptions; indebtedness; interest rates and other market factors; and changes in effective tax rate or additional tax exposures. These important risks and other disclosures are described more fully in Part I. Item 1A. Risk Factors in our Fiscal 2025 Form 10-K and in Part II. Item 1A. Risk Factors of this Report.
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
L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	First Quarter
(In millions, except per share amounts)	2026	2025

Revenue	$5,744	$5,132
Cost of revenue	(4,342)	(3,782)
General and administrative expenses	(750)	(825)
Operating income	652	525
Non-service FAS pension income and other, net(1)	73	84
Interest expense, net	(136)	(150)
Income before income taxes	589	459
Income taxes	(77)	(73)
Net income	$512	$386

Earnings per share attributable to common shareholders
Basic	$2.74	$2.05
Diluted	$2.72	$2.04
_______________
(1)“FAS” is defined as Financial Accounting Standards.

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	First Quarter
(In millions)	2026	2025

Net income	$512	$386
Other comprehensive loss, net of tax:
Foreign currency translation and other, net	(13)	30
Pension and other postretirement benefits	(8)	(71)
Other comprehensive loss	(21)	(41)
Comprehensive income	$491	$345
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

(In millions)	April 3, 2026	January 2, 2026

Assets
Current assets
Cash and cash equivalents	$590	$1,069
Receivables, net	1,912	1,371
Contract assets	3,530	3,566
Inventories, net	1,234	1,219
Other current assets	702	484
Assets of business held for sale	926	884
Total current assets	8,894	8,593
Non-current assets
Property, plant and equipment, net	2,658	2,665
Goodwill	19,999	20,010
Intangible assets, net	6,331	6,509
Deferred income taxes	71	76
Other non-current assets	3,427	3,342
Total assets	$41,380	$41,195

Liabilities and equity
Current liabilities
Short-term debt	$350	$—
Current portion of long-term debt	1,816	673
Accounts payable	1,930	2,461
Contract liabilities	2,736	2,262
Compensation and benefits	391	482
Other current liabilities	1,267	1,235
Liabilities of business held for sale	111	113
Total current liabilities	8,601	7,226
Non-current liabilities
Long-term debt, net	9,191	10,443
Deferred income taxes	1,225	1,114
Other non-current liabilities	2,683	2,777
Total liabilities	21,700	21,560

Equity
Common stock	187	187
Paid-in capital	14,974	15,117
Retained earnings	4,421	4,212
Accumulated other comprehensive income	98	119
Total equity	19,680	19,635
Total liabilities and equity	$41,380	$41,195
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	First Quarter
(In millions)	2026	2025

Operating Activities
Net income	$512	$386
Adjustments to reconcile to net cash used in operating activities:
Depreciation and amortization	282	301
Share-based compensation	21	19
Net periodic benefit income	(70)	(84)
Share-based matching contributions under defined contribution plans	62	68
Deferred income taxes	119	(89)
(Increase) decrease in:
Receivables, net	(623)	(447)
Contract assets	72	(420)
Inventories, net	(17)	92
Other current assets	(218)	(19)
Increase (decrease) in:
Accounts payable	(527)	52
Contract liabilities	461	(16)
Compensation and benefits	(87)	(105)
Other current liabilities	(15)	11
Income taxes	(7)	273
Other operating activities	(60)	(64)
Net cash used in operating activities	(95)	(42)
Investing Activities
Capital expenditures	(99)	(59)
Proceeds from disposal of property, plant and equipment, net	7	—
Proceeds from sales of businesses, net of cash divested	—	831
Other investing activities	(5)	(28)
Net cash (used in) provided by investing activities	(97)	744
Financing Activities
Repayments of long-term debt	(106)	(5)
Change in commercial paper, net	350	20
Repurchases of common stock	(296)	(569)
Dividends paid	(238)	(228)
Other financing activities	6	(23)
Net cash used in financing activities	(284)	(805)
Effect of exchange rate changes on cash and cash equivalents	(3)	5
Net decrease in cash and cash equivalents	(479)	(98)
Cash and cash equivalents, beginning of period	1,069	615
Cash and cash equivalents, end of period	$590	$517
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

L3HARRIS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF EQUITY
(Unaudited)

	First Quarter
(In millions, except per share amounts)	2026	2025

Common Stock
Beginning balance	$187	$190
Share-based compensation	1	—
Repurchases and retirement of common stock	(1)	(2)
Ending balance	187	188
Paid-in Capital
Beginning balance	15,117	15,558
Share-based compensation and other, net	88	69
Repurchases and retirement of common stock	(231)	(457)
Ending balance	14,974	15,170
Retained Earnings
Beginning balance	4,212	3,739
Net income and other	511	386
Repurchases and retirement of common stock	(64)	(110)
Cash dividends	(238)	(228)
Ending balance	4,421	3,787
Accumulated Other Comprehensive Income (Loss)
Beginning balance	119	27
Other comprehensive loss, net of tax	(21)	(41)
Ending balance	98	(14)
Noncontrolling Interests
Beginning balance	—	65
Derecognized with divestiture	—	(63)
Other	—	(3)
Ending balance	—	(1)
Total Equity	$19,680	$19,130
Cash dividends per share	$1.25	$1.20
See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE A: BASIS OF PRESENTATION
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of L3Harris Technologies, Inc. and its consolidated subsidiaries. As used in these notes to the Condensed Consolidated Financial Statements (these “Notes”), the terms “L3Harris,” “Company,” “we,” “our” and “us” refer to L3Harris Technologies, Inc. and its consolidated subsidiaries. Intercompany transactions and accounts have been eliminated.
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
In the opinion of management, these interim financial statements reflect all adjustments (including normal recurring adjustments) considered necessary for a fair presentation of our financial condition, results of operations, cash flows and equity for the periods presented. The accompanying Condensed Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended January 2, 2026 (our “Fiscal 2025 Form 10-K”). The accompanying Condensed Consolidated Balance Sheet as of January 2, 2026 has been derived from our audited financial statements in Fiscal 2025 Form 10-K.
Our fiscal year is based on a 52- or 53-week period ending on the Friday nearest December 31. The fiscal quarters ended April 3, 2026 (“first quarter 2026”) and March 28, 2025 (“first quarter 2025”) include thirteen and twelve weeks, respectively.
Segment Reorganization
Effective in fiscal 2026, we streamlined our operating segments, which are also our reportable segments or business segments, from four segments to three segments, more closely aligning common capabilities and business models. We report our financial results in the following three reportable segments, consistent with the manner in which our chief operating decision maker manages the business, evaluates performance, and allocates resources:
Space & Mission Systems (“SMS”): Integrates satellite and payload capabilities, including missile warning and defense, with maritime, air special missions, and other global defense and civil government programs;
Communication & Spectrum Dominance (“CSD”): Combines all of our capabilities in resilient communications and electronic warfare; and
Missile Solutions (“MSL”): Unites propulsion, sensing, guidance, and other advanced missile and munition technologies for delivery of end-to-end missile solutions.
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

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Recently Issued Accounting Pronouncements
See Note 1: Significant Accounting Policies in our Fiscal 2025 Form 10-K for information on recently issued accounting pronouncements.
NOTE B: EARNINGS PER SHARE (“EPS”)
EPS is calculated as net income attributable to common shareholders divided by our weighted-average number of basic or diluted common shares outstanding. Potential dilutive common shares primarily consist of employee stock options, restricted stock units (“RSUs”) and performance share units (“PSUs”).
The weighted-average number of shares outstanding used to compute basic and diluted EPS are as follows:

	First Quarter
(In millions)	2026	2025

Basic weighted-average common shares outstanding	186.8	188.5
Impact of dilutive share-based awards	1.3	0.6
Diluted weighted-average common shares outstanding	188.1	189.1
Anti-dilutive share-based awards excluded from diluted EPS were 0.1 million and 1.0 million for first quarter 2026 and 2025, respectively.
NOTE C: CONTRACT ASSETS AND CONTRACT LIABILITIES
Contract assets represent unbilled receivables for revenue recognized in advance of billings, primarily under the percentage-of-completion (“POC”) cost-to-cost method. Contract liabilities consist of advance payments and billings in excess of revenue recognized. Contract assets and liabilities are reported net on a contract-by-contract basis.
Contract assets and contract liabilities are summarized below:

(In millions)	April 3, 2026	January 2, 2026

Contract assets	$3,530	$3,566
Contract liabilities	(2,736)	(2,262)
Contract liabilities, non-current(1)	(88)	(108)
Net contract assets	$706	$1,196
_______________
(1)Included as a component of the “Other non-current liabilities” line item in our Condensed Consolidated Balance Sheet.

During first quarter 2026 and 2025, we recognized revenue of $861 million and $698 million, respectively, related to contract liabilities that were outstanding at the end of the respective prior fiscal year.
NOTE D: INVENTORIES, NET
Inventories, net are summarized below:

(In millions)	April 3, 2026	January 2, 2026

Materials and supplies	$693	$685
Work in process	309	291
Finished products	232	243
Inventories, net	$1,234	$1,219

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE E: GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of goodwill, by business segment, were as follows:

(In millions)	SMS	CSD	MSL	Total

Balance as of January 2, 2026(1)	$9,005	$7,712	$3,293	$20,010
Currency translation adjustments	(5)	(6)	—	(11)
Balance as of April 3, 2026	$9,000	$7,706	$3,293	$19,999
_______________
(1)Balances reflect impact of segment reorganization, as discussed in Note A: Basis of Presentation in these Notes.

As of both April 3, 2026 and January 2, 2026, accumulated goodwill impairment losses were $120 million, $431 million, and $337 million in our SMS, CSD, and MSL segments, respectively.
Reallocation of Goodwill in Segment Reorganization. As discussed in Note A: Basis of Presentation in these Notes, effective in fiscal 2026, we streamlined our business segments from four segments to three segments, more closely aligning common capabilities and business models. As a result of the segment reorganization, we realigned our goodwill reporting units from seven to five reporting units, which are our operating segments or one level below the operating segment. Following the realignment, our reporting units are organized as follows: SMS in our SMS segment, Non-Spectrum and Spectrum in our CSD segment, Advanced Effects (“AE”) and Propulsion Systems (“PS”) in our MSL segment.
The revised reporting unit structure was established through the creation of the new AE reporting unit and reassignment of the three former Integrated Mission Systems (“IMS”) segment reporting units, Targeting & Sensor Systems and Defense Electronics (“TSS+DE”), Intelligence, Surveillance and Reconnaissance (“ISR”) and Maritime. The AE reporting unit was formed by combining two businesses from the former Space & Airborne Systems (“SAS”) reporting unit and two businesses from the former TSS+DE reporting unit. The remaining businesses from the former TSS+DE reporting unit were aggregated into the former Non-Broadband reporting unit, which was renamed the Non-Spectrum reporting unit; and two businesses from the former SAS reporting unit were aggregated with the former Broadband reporting unit, which was renamed the Spectrum reporting unit. The businesses from the ISR and Maritime reporting units were aggregated with the other businesses in the SMS reporting unit, formerly the SAS reporting unit.
In connection with the realignments, goodwill was allocated to the businesses that moved between reporting units on a relative fair value basis utilizing a combination of income and market approaches. We performed quantitative impairment assessments under our former and new reporting unit structure to assess the impact before and after realignments. These assessments indicated no impairments existed either before or after the realignments.
Intangible Assets
Intangible assets, net are summarized below:

	April 3, 2026			January 2, 2026
(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer relationships(1)	$8,325	$(4,185)	$4,140	$8,329	$(4,031)	$4,298
Developed technologies(1)	848	(557)	291	849	(544)	305
Trade names(1)	174	(77)	97	175	(75)	100
Other	4	(4)	—	6	(3)	3
Total finite-lived intangible assets	9,351	(4,823)	4,528	9,359	(4,653)	4,706
Trade name(1)	1,803	—	1,803	1,803	—	1,803
Intangible assets, net	$11,154	$(4,823)	$6,331	$11,162	$(4,653)	$6,509
_______________
(1)Includes acquisition-related intangibles that benefit the entire Company. As such, these assets and associated amortization are reported at Corporate.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Amortization expense for intangible assets was $174 million and $194 million for first quarter 2026 and 2025, respectively. Future estimated amortization expense for intangible assets is as follows:

(In millions)	Remaining Fiscal 2026	Fiscal 2027	Fiscal 2028	Fiscal 2029	Fiscal 2030	Thereafter	Total

Amortization expense	$458	$531	$459	$403	$386	$2,291	$4,528
NOTE F: INCOME TAXES
Tax Legislation Update
The Organisation for Economic Cooperation and Development (“OECD”) established a 15% global minimum tax applicable to multinational companies, which has been adopted by a majority of countries in which we operate and may subject us to this tax. In January 2026, the OECD issued additional guidance that is expected to reduce the global minimum tax burden on U.S. based multinationals. We are actively monitoring the legislative adoption of this guidance in relevant jurisdictions and will continue to evaluate its applicability to our operations and refine our estimates of the effective tax rate and cash tax impacts as new legislation is enacted. There was no impact on our effective tax rate in first quarter 2026.
Effective Tax Rate (“ETR”)
ETR was as follows:

	First Quarter
(In millions)	2026	2025

Income tax expense	$(77)	$(73)
ETR	13.1%	15.9%
ETR for both periods benefited from favorable impacts of research and development (“R&D”) credits and tax deductions for foreign derived intangible income (“FDII”). First quarter 2026 ETR decreased compared to first quarter 2025, primarily due to higher deductions associated with FDII benefits from exporting products and services, the favorable resolution of audit matters and favorable impact of excess tax benefits from share based-compensation, partially offset by unfavorable return-to-provision adjustments, while first quarter 2025 ETR included an unfavorable impact from the Commercial Aviations Solutions (“CAS disposal group”) divestiture.
NOTE G: DEBT AND CREDIT ARRANGEMENTS
Long-Term Debt
Long-term debt is summarized below:

(In millions)	April 3, 2026	January 2, 2026

Fixed-rate debt(1)	$10,776	$10,876
Finance lease obligations and other	274	283
Unamortized discounts and issuance costs, net of bond premium	(43)	(43)
Total long-term debt	11,007	11,116
Less: Current portion of long term debt(2)	1,816	673
Long-term debt, net	$9,191	$10,443
_______________
(1)See Note 8: Debt and Credit Arrangements in our Fiscal 2025 Form 10-K for information on our fixed-rate debt.
(2)As of April 3, 2026, includes the $550 million 3.85% notes, due December 2026 (“3.85% 2026 Notes”) and $1,250 million 5.40% notes, due January 2027 (“5.40% 2027 Notes”). As of January 2, 2026, includes the $100 million 7.00% debentures, due January 2026 (“7.00% 2026 Debentures”) and $550 million 3.85% 2026 Notes.

Repayments. On January 14, 2026, we repaid the entire outstanding $100 million 7.00% 2026 Debentures with cash on hand.
Fair Value. As of April 3, 2026 and January 2, 2026, the estimated fair value of long-term debt was $11.0 billion and $11.2 billion, respectively. These values were estimated using a market approach based on quoted market prices for our debt in the secondary market and would be classified as Level 2 in the fair value hierarchy. See Note K: Fair Value Measurements in these Notes for further information on fair value.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Credit Agreements
Five-Year Credit Facility. On February 18, 2025, we established a $2.5 billion, five-year senior unsecured revolving credit facility (the “2025 Five-Year Credit Facility”) under a Revolving Credit Agreement (“2025 Five-Year Credit Agreement”) maturing on February 18, 2030 with a syndicate of lenders. For a description of the 2025 Five-Year Credit Agreement and related covenants, see Note 8: Debt and Credit Arrangements in our Fiscal 2025 Form 10-K.
As of April 3, 2026, we had no outstanding borrowings under the 2025 Five-Year Credit Agreement and had available borrowing capacity of $2.2 billion, net of outstanding borrowings under our commercial paper program, as discussed below, and were in compliance with all covenants under the 2025 Five-Year Credit Agreement.
364-Day Credit Facility. On February 18, 2025, we established a $500 million 364-day senior unsecured revolving credit facility (“2025 364-Day Credit Facility”) by entering into a 364-day Credit Agreement (“2025 364-Day Credit Agreement”) with a syndicate of lenders. The 2025 364-Day Credit Facility matured on February 17, 2026.
Commercial Paper Program (“CP Program”)
Under our CP Program, we may issue unsecured commercial paper notes up to a maximum aggregate amount, supported by the availability under our credit agreements. As of April 3, 2026, our CP Program had maximum aggregate capacity of $2.5 billion, supported by our 2025 Five-Year Credit Facility. As of January 2, 2026, our CP Program had maximum aggregate capacity of $3.0 billion, supported by our 2025 Five-Year Credit Facility and 2025 364-Day Credit Facility, which matured on February 17, 2026.
The commercial paper notes are sold at par less a discount representing an interest factor or, if interest bearing, at par, and the maturities vary but may not exceed 397 days from the date of issue. The commercial paper notes rank at least pari passu with all other unsecured and unsubordinated indebtedness.
As of April 3, 2026, we had $350 million in outstanding notes under our CP Program, which had a weighted-average interest rate of 4.15%. These outstanding notes are included in the “Short-term debt” line item in our Condensed Consolidated Balance Sheet. As of January 2, 2026, we had no outstanding notes under our CP Program.
NOTE H: RETIREMENT BENEFITS
The components of net periodic benefit income for our defined benefit pension plans and other postretirement benefit plans (“other benefits”) (collectively, “defined benefit plans”) were as follows:

	First Quarter
	2026			2025
(In millions)	Pension	Other Benefits	Total	Pension	Other Benefits	Total

Operating
Service cost(1)	$5	$—	$5	$6	$—	$6
Non-operating
Interest cost	71	2	73	88	3	91
Expected return on plan assets	(133)	(5)	(138)	(151)	(5)	(156)
Amortization of net actuarial gains	(1)	(3)	(4)	(1)	(3)	(4)
Amortization of prior service credits	(6)	—	(6)	(7)	—	(7)
Effect of settlements	—	—	—	(14)	—	(14)
Non-service cost net periodic benefit income(2)	(69)	(6)	(75)	(85)	(5)	(90)
Net periodic benefit income	$(64)	$(6)	$(70)	$(79)	$(5)	$(84)
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

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE I: SHARE-BASED COMPENSATION
As of April 3, 2026, we had stock options and other share-based compensation awards outstanding under our 2024 Equity Incentive Plan and predecessor plans (collectively, the “L3Harris SIPs”).
Awards granted to participants under the L3Harris SIPs and the weighted-average grant-date fair value per share or unit were as follows:

	First Quarter
	2026		2025
(In thousands, except per share/unit amounts)	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit	Shares or Units	Weighted-Average Grant-Date Fair Value Per Share or Unit

Stock options(1)	210	$92.06	388	$49.20
RSUs (2)	68	$352.82	118	$206.88
PSUs (3)	109	$421.37	185	$217.67
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

The aggregate number of shares of our common stock issued under the L3Harris SIPs, net of shares withheld for tax purposes, was 0.4 million and 0.2 million for first quarter 2026 and 2025, respectively.
Share-based compensation expense was $21 million and $19 million for first quarter 2026 and 2025, respectively.
NOTE J: SHAREHOLDERS' EQUITY
Common Stock
Authorized common stock consists of 500,000,000 shares, with a $1 par value of per share, of which 186,601,408 shares and 186,844,093 shares were issued and outstanding as of April 3, 2026 and January 2, 2026, respectively.
Share Repurchase Program. On January 28, 2021 and October 21, 2022, we announced that our Board of Directors (“Board”) approved share repurchase authorizations under our repurchase program of $6.0 billion and $3.0 billion, respectively. The $6.0 billion program was fully utilized during the first quarter 2025. Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof.
During first quarter 2026, we repurchased 0.8 million shares of our common stock under our share repurchase program for $296 million and had remaining unused authorizations of $1.9 billion as of April 3, 2026. During first quarter 2025, we repurchased 2.7 million shares of our common stock under our share repurchase program for $569 million and had remaining unused authorizations of $2.8 billion as of March 28, 2025.
Preferred Stock
Authorized preferred stock consists of 1,000,000 shares, without par value, of which no shares were issued and outstanding as of both April 3, 2026 and January 2, 2026.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Accumulated Other Comprehensive Income (Loss) (“AOCI”)
Changes in the components of AOCI, net of tax were as follows:

(In millions)	Foreign currency translation and other, net(1)	Pension and other postretirement benefits(2)	Total AOCI

Balance as of January 2, 2026	$(234)	$353	$119
Other comprehensive loss before reclassifications	(15)	—	(15)
Losses (gains) reclassified to earnings	2	(8)	(6)
Other comprehensive loss	(13)	(8)	(21)
Balance as of April 3, 2026	$(247)	$345	$98

Balance as of January 3, 2025	$(331)	$358	$27
Other comprehensive income (loss) before reclassifications	19	(43)	(24)
Losses (gains) reclassified to earnings	11	(28)	(17)
Other comprehensive income (loss)	30	(71)	(41)
Balance as of March 28, 2025	$(301)	$287	$(14)
_______________
(1)Other, net consists of hedging derivatives.
(2)See Note H: Retirement Benefits in these Notes for additional information.
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

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table summarizes our deferred compensation plan assets and liabilities:

	April 3, 2026		January 2, 2026
(In millions)	Total	Level 1	Total	Level 1

Assets
Equity and fixed income securities	$246	$246	$255	$255
COLI, measured at NAV	38		38
Deferred compensation plan assets(1)	$284		$293

Liabilities
Equity securities	$17	$17	$15	$15
CCTs and GICs, measured at NAV	397		431
Deferred compensation plan liabilities(2)	$414		$446
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
The following table presents the effect of aggregate net EAC adjustments:

	First Quarter
(In millions, except per share amounts)	2026	2025

Revenue	$86	$37
Operating income	18	(21)
Net income(1)	14	(16)
Diluted EPS	0.07	(0.08)
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
As of April 3, 2026, our contractual backlog was $40.7 billion. We expect to recognize approximately 40% of our contractual backlog as revenue over the next twelve months and 65% as revenue over the next twenty-four months, with the remainder to be recognized thereafter.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE N: DIVESTITURES
Space Technology Disposal Group
During fourth quarter 2025, we entered into an agreement with AE Industrial Partners (“AE Industrial”) to establish a new space technology company (“Space Technology disposal group”). Under the agreement we will contribute certain assets and liabilities of the Space Propulsion and Power Systems sector (“SPPS business”) and the Space Avionics & Communications division (“SA&C business”), both reported in our MSL segment, to a new entity in which we will retain approximately 40% noncontrolling interest. The Space Technology disposal group, which excludes our RS-25 rocket engine business, provides premier propulsion, power, space flight avionics and communications systems. AE Industrial will acquire a controlling interest of approximately 60% in the new space technology company, at a net enterprise value of $825 million, subject to regulatory approvals and other customary closing conditions. The transaction is expected to close in the second half of 2026.
Upon closing, we will derecognize the assets and liabilities of the Space Technology disposal group and record an equity method investment at the fair value of our retained noncontrolling interest in the newly formed entity. Our share of earnings or losses from the equity method investment will be recognized in the “Non-service FAS pension income and other, net” line item in our Condensed Consolidated Statement of Operations, with a corresponding adjustment to the carrying value of the investment included in the “Other non-current assets” line in our Condensed Consolidated Balance Sheet.
The carrying amounts of the assets and liabilities of the Space Technology disposal group classified as held for sale in our Condensed Consolidated Balance Sheet were as follows:

(In millions)	April 3, 2026	January 2, 2026

Receivables, net	$108	$26
Contract assets	58	94
Inventories, net	10	8
Other current assets	10	11
Property, plant and equipment, net	120	115
Goodwill	285	285
Intangible assets, net	372	373
Other non-current assets	26	26
Valuation allowance	(63)	(54)
Total assets held for sale	$926	$884

Accounts payable	13	9
Contract liabilities	46	59
Compensation and benefits	11	7
Other current liabilities	21	19
Other non-current liabilities	20	19
Total liabilities held for sale	$111	$113
Income before income taxes attributable to the Space Technology disposal group was $31 million and $14 million for first quarter 2026 and 2025, respectively.
In first quarter 2026, we recorded an additional valuation allowance due to an increase in the carrying value of the disposal group and recognized a pre-tax loss of $10 million, which is incremental to the previously recorded Space Technology disposal group loss recognized in fiscal 2025. The pre-tax loss is included in the “General and administrative expenses” line item in our Condensed Consolidated Statement of Operations.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
CAS Disposal Group
On March 28, 2025, we completed the sale of our CAS disposal group, which provided integrated aircraft avionics, pilot training and data analytics services for the commercial aviation industry, for cash proceeds, net of cash divested, of $831 million as of first quarter 2025. The operating results of the CAS disposal group are reported in other non-reportable businesses, within Unallocated corporate items and other, net in Note O: Business Segment Information, through the date of sale. For additional information on the CAS disposal group, see Note 13: Acquisitions and Divestitures in our Fiscal 2025 Form 10-K.
NOTE O: BUSINESS SEGMENT INFORMATION
Description of Business Segments
We structure our operations primarily around the capabilities we provide and report our financial results in the following three operating segments, which are also our reportable segments or business segments, consistent with the manner in which our chief operating decision maker manages the business, evaluates performance, and allocates resources:
SMS: Supplies full mission solutions as a prime and subsystem integrator in the space, airborne, maritime, and cyber domains. We provide top-tier capabilities in the design, development, integration, production and sustainment of weapons systems for national security, civil government and international customers in the following business sectors:
Intelligence, Surveillance and Reconnaissance (“ISR”): Airborne passive sensing and targeting, mission systems development, integration and life-cycle management for strategic reconnaissance and air superiority platforms, national command and control, tactical surveillance, electronic attack, agile strike, mobility, and classified platforms.
Space Systems: End-to-end mission solutions to support intelligence, surveillance and reconnaissance; missile defense; positioning, navigation and timing; weather and climate monitoring; and ground-based space surveillance networks.
Maritime: Power, electrical, imaging, communication and sensor systems for naval platforms; autonomous solutions for surface and undersea operations; high-assurance encryption; in-service support; missionization prototyping; and naval integration.
Mission Networks: Integrator of large-scale, highly secure, and resilient mission critical infrastructure and enterprise systems for communications, air traffic surveillance, and enterprise information management.
Airborne Solutions: Integrated and multi-function processors, memory, communication, displays, and other hardened electronics, for airborne and ground platforms.
Intel & Cyber: Situational awareness, optical networks and advanced wireless solutions for classified intelligence and defense customers.
CSD: Enables warfighters across all domains with solutions critical to mission success even in the most contested environments. We are a leading provider of resilient communication solutions for the DoW and international, federal, and state agency customers in the following business sectors:
Mission Critical Communications: Design, manufacture and sustainment of resilient and interoperable secure communication solutions that includes software defined radios, waveforms, satellite terminals and end-to-end battlefield systems for the warfighter and government agencies.
Spectrum Superiority: Design, manufacture and sustainment of resilient and secure communication solutions that include ISR and tactical data links, software and integrated broadband networks and electronic warfare.
Targeting & Sensor Systems (“TSS”): Multi-domain, multi-spectral electro-optical and infrared sensor systems supporting ISR and target acquisition missions; manufacturing of specialty laser transmitters and filter glass materials; and manufacturing of counter unmanned aircraft integrated systems, and specialized mission management software solutions.
Integrated Vision Solutions: Design, manufacture and sustainment of a full suite of helmet-mounted integrated night vision goggles with leading-edge image intensifier tubes, as well as weapon-mounted sights, aiming lasers, and range finders.
MSL: Provides a comprehensive portfolio of missile technologies spanning the full mission lifecycle, as well as critical space propulsion capabilities to the U.S. Government and its allies, including the DoW, NASA and major aerospace and defense prime contractors in the following business sectors:

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Missile Solutions: Provides propulsion, maneuvering, and control technologies as well as fuzing systems that support missile defense interceptors, strategic deterrence systems, and precision strike weapons.
Advanced Effects: Provides advanced systems that improve missile performance, accuracy, and mission effectiveness across four capability areas including advanced sensing and targeting systems, guidance systems, weapons release systems, and complete weapons systems.
Space Propulsion and Power Systems (“SPPS”): Premier propulsion and power systems for national security, space and exploration missions.
Business Segment Financial Results
The following table presents operating results by business segment and a reconciliation to total income before income taxes:

	First Quarter
(In millions)	2026	2025

Revenue
SMS	$2,990	$2,411
CSD	1,855	1,809
MSL	990	840
Intersegment	(91)	(74)
Segment revenue	5,744	4,986
Other(1)	—	146
Total revenue	5,744	5,132
Cost of revenue
SMS	(2,439)	(1,948)
CSD	(1,163)	(1,157)
MSL	(807)	(656)
Intersegment	91	74
Segment cost of revenue	(4,318)	(3,687)
Other(2)	(24)	(95)
Total cost of revenue	(4,342)	(3,782)
Operating income
SMS	313	238
CSD	465	443
MSL	124	96
Segment operating income	902	777
Unallocated corporate items and other, net	(250)	(252)
Total operating income	652	525
Non-service FAS pension income and other, net	73	84
Interest expense, net	(136)	(150)
Income before income taxes	$589	$459
_______________
(1)Includes other non-reportable businesses, which consists of the CAS disposal group, corporate headquarters, and eliminations.
(2)Includes corporate headquarters. Additionally, first quarter 2025 includes other non-reportable businesses, which consists of the CAS disposal group.

Unallocated Corporate Items and Other, Net. Unallocated corporate items and other, net include expenses not included in management’s evaluation of segment operating performance, such as amortization of acquisition-related intangibles; acquisition, divestiture and transaction-related expenses; business divestiture-related losses; LHX NeXt implementation costs, and a portion of management and administration, legal, environmental, compensation and retiree benefits, and the FAS/Cost Accounting Standards (“CAS”) operating adjustment. Additionally, includes the operating results of other non-reportable businesses, which consists of the CAS disposal group, eliminations and other.

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Assets
Total assets by business segment were as follows:

(In millions)	April 3, 2026	January 2, 2026

SMS	$14,264	$13,736
CSD	10,932	10,862
MSL	6,748	6,605
Corporate(1)	9,436	9,992
Total assets	$41,380	$41,195
_______________
(1)Includes intangible assets acquired in connection with business combinations that benefit the entire Company. See the “Intangible Assets” section in Note E: Goodwill and Intangible Assets in these Notes for further information.
Other Financial Information
Other financial information by business segment is summarized below:

	First Quarter
(In millions)	2026	2025

Capital expenditures
SMS	$29	$35
CSD	18	8
MSL	33	14
Corporate	19	2
Total capital expenditures	$99	$59

Depreciation and amortization
SMS	$42	$40
CSD	18	17
MSL	14	16
Corporate	208	228
Total depreciation and amortization	$282	$301

_____________________________________________________________________

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Disaggregation of Revenue
We disaggregate revenue by customer relationship, contract type and geographical region. We believe these categories best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	First Quarter
	2026			2025
(In millions)	SMS	CSD	MSL	SMS	CSD	MSL	Other(1)

Revenue by customer relationship
Prime contractor	$2,286	$1,192	$250	$1,725	$1,173	$222	$72
Subcontractor	681	606	729	660	607	600	73
Intersegment	23	57	11	26	29	18	1
Total segment	$2,990	$1,855	$990	$2,411	$1,809	$840	$146

Revenue by contract type
Fixed-price	$1,910	$1,520	$643	$1,658	$1,493	$505	$145
Cost-type	1,057	278	336	727	287	317	—
Intersegment	23	57	11	26	29	18	1
Total segment	$2,990	$1,855	$990	$2,411	$1,809	$840	$146

Revenue by geographical region
United States	$2,540	$1,037	$874	$2,028	$1,091	$795	$61
International	427	761	105	357	689	27	84
Intersegment	23	57	11	26	29	18	1
Total segment	$2,990	$1,855	$990	$2,411	$1,809	$840	$146
_______________
(1)Includes revenue associated with other non-reportable businesses, which consists of the CAS disposal group. These amounts are included to reconcile total revenue.
NOTE P: LEGAL PROCEEDINGS AND CONTINGENCIES
In the ordinary course of business, we are routinely defendants in, parties to or otherwise subject to many pending and threatened legal actions, claims, disputes, arbitrations and other legal proceedings incident to our business, arising from or related to matters, including but not limited to: product liability; personal injury; patents, trademarks, trade secrets or other intellectual property; labor and employment disputes; commercial or contractual disputes; strategic acquisitions or divestitures; the prior sale or use of former products allegedly containing asbestos or other restricted materials; breach of warranty; or environmental matters. Claimed amounts against us may be substantial, but may not bear any reasonable relationship to the merits of the claim or the extent of any real risk of court or arbitral awards. We record accruals for losses related to those matters against us that we consider to be probable and that can be reasonably estimated. Gain contingencies, if any, are recognized when they are realized and legal costs generally are expensed when incurred. As of April 3, 2026, our accrual for the potential resolution of lawsuits, claims or proceedings that we consider probable of being decided unfavorably to us was not material. We cannot at this time estimate the reasonably possible loss or range of loss in excess of our accrual due to the inherent uncertainties and speculative nature of contested proceedings. Although it is not feasible to predict the outcome of these matters with certainty, based on available information, in the opinion of management, settlements, arbitration awards and final judgments, if any, that are considered probable of being rendered against us in litigation or arbitration in existence as of April 3, 2026 were reserved against or would not have a material adverse effect on our financial condition, results of operations, cash flows or equity.

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
Based on an assessment of relevant factors, we estimated that our liability under applicable environmental statutes and regulations for identified sites was $657 million and $659 million as of April 3, 2026 and January 2, 2026, respectively. The current and non-current portions of our estimated environmental liability are included in the “Other current liabilities” and “Other non-current liabilities” line items, respectively, in our Condensed Consolidated Balance Sheet.
Certain environmental costs are eligible for future recovery in the pricing of our products and services to the U.S. Government and based on U.S. Government contracting regulations, we consider the recovery probable. We had recoverable assets of $482 million and $483 million, as of April 3, 2026 and January 2, 2026, respectively. The current and non-current portions of the recoverable costs are included in the “Other current assets” and “Other non-current assets” line items, respectively, in our Condensed Consolidated Balance Sheet.
NOTE Q: SUBSEQUENT EVENTS
On April 17, 2026, the Company, through our wholly owned subsidiary, Aerojet Rocketdyne Holdings, Inc. (“AJRD”), entered into definitive agreements with the United States Department of War (the “Investor”). The agreements provide for the issuance and sale of shares of Series A Convertible Preferred Stock of AJRD (the “Series A Preferred Stock”) and warrants (the “Warrants”) to purchase common stock of AJRD (the “Common Stock”) for an aggregate purchase price of $1.0 billion.
The purpose of the investment is to strengthen the U.S. defense industrial base by providing funding for AJRD to expand and modernize its facilities, accelerate research and development, and increase production capacity for critical technologies.
The Series A Preferred Stock will be convertible into shares of AJRD’s Common Stock at the Investor’s option. In the event of an initial public offering (“IPO”) of AJRD’s Common Stock, the Series A Preferred Stock will automatically convert into Common Stock of the IPO Company at a conversion price equal to 80% of the price to the public in the IPO (the “IPO Price”) reflecting a mutually agreed-upon valuation that aligns with the strategic objectives of the investment, and the Warrants will be automatically exchanged for new warrants, which are exercisable from time to time to purchase 3% of the common stock of the IPO Company, on a fully diluted basis, with an average exercise price of 110% of the IPO Price. Upon completion of the IPO, the Investor is expected to own less than 10% of the IPO Company’s common stock on an as-exercised basis.
The agreements contain customary representations, warranties, and covenants by the Company and the Investor. The Agreement also provides for certain registration rights for the shares of Common Stock issuable upon conversion of the Series A Preferred Stock. Under the terms of the agreements, AJRD may redeem the Series A Preferred Stock and Warrants held by the Investor under certain conditions.
As of April 3, 2026, the agreements had not closed, and accordingly, their impacts are not reflected in our first quarter 2026 Condensed Consolidated Financial Statements. The impacts will be recognized in second quarter 2026.

_____________________________________________________________________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of L3Harris Technologies, Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of L3Harris Technologies, Inc. and subsidiaries (the Company) as of April 3, 2026, the related condensed consolidated statements of operations, comprehensive income, cash flows, and equity for the quarters ended April 3, 2026 and March 28, 2025, and the related notes (collectively referred to as the “condensed consolidated interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheet of the Company as of January 2, 2026, the related consolidated statements of operations, comprehensive income, cash flows and equity for the year then ended, and the related notes (not presented herein); and in our report dated February 12, 2026, we expressed an unqualified audit opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 2, 2026, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
April 30, 2026

_____________________________________________________________________

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following Management’s Discussion and Analysis (“MD&A”) is intended to assist in an understanding of our financial condition and results of operations. This MD&A is provided as a supplement to, should be read in conjunction with, and is qualified in its entirety by reference to, our Condensed Consolidated Financial Statements and accompanying Notes in this Report (the “Notes”). In addition, reference should be made to our audited Consolidated Financial Statements and accompanying Notes to our Consolidated Financial Statements and Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2025 Form 10-K. The discussions in this MD&A contain forward-looking statements.
OVERVIEW
We are the Trusted Disruptor in the defense industry. With customers’ mission-critical needs always in mind, we deliver end-to-end technology solutions connecting the space, air, land, sea and cyber domains in the interest of national security. We support government customers in more than 100 countries, with our largest customers being various departments and agencies of the U.S. Government, their prime contractors and international allies. Our products, systems and services have defense and civil government applications, as well as commercial applications. The percentage of our revenue that was derived from sales to U.S. Government customers, including foreign military sales funded through the U.S. Government, whether directly or through prime contractors, was 75% for first quarter 2026.
U.S. and International Budget Environment
The U.S. and international budget environments are evolving rapidly within a dynamic geopolitical context, influenced by the Administration and Congress, heightened geopolitical tensions, global security concerns, inflationary pressures, and overall macroeconomic conditions.
On July 4, 2025, the President signed Congress’ reconciliation package which included $155 billion for national defense spending to fund DoW priorities. This includes priorities closely aligned with L3Harris interests and opportunities, such as Golden Dome, munitions, and shipbuilding. The reconciliation package also includes approximately $190 billion for Department of Homeland Security, $12.5 billion for the Federal Aviation Administration (“FAA”) for air traffic control modernization efforts and $10 billion for NASA. The reconciliation package also raises the debt ceiling by $5 trillion and enacts key changes to the federal tax code.
The U.S. Government fiscal year (“GFY”) 2026 Commerce-Justice-Science appropriations bill, which provides funding for NASA and National Oceanic and Atmospheric Administration (“NOAA”), was signed into law on January 23, 2026. The bill provides $6 billion above the Administration’s GFY 2026 budget request for NASA and rejects the proposed termination of the Space Launch System (“SLS”) and Orion following the Artemis III mission and directs the inclusion of an SLS-based option in any competition for future Artemis launch services. The bill also provides $6 billion for NOAA, an increase of more than $1.5 billion above the Administration’s GFY 2026 request.
The final GFY 2026 National Defense Authorization Act (“NDAA”) was signed into law in December 2025. The NDAA provides authorization of appropriations for the DoW, nuclear weapons programs of the Department of Energy, and other defense-related activities. In addition to serving as an authorization of appropriations, the NDAA establishes defense policies and restrictions, and addresses organizational administrative matters related to the DoW.
Congress passed the GFY 2026 Defense Appropriations bill on February 3, 2026, providing $859 billion for DoW programs, an increase of 1% or ~$9 billion over the President’s Budget Request (“PBR”). In addition, Congress provided just over $22 billion for the FAA via the Transportation-Housing and Urban Development bill, more than $1 billion above the GFY 2025 enacted level. This includes $4 billion in resources for facilities and equipment, nearly $1 billion more than the prior year.
On April 3, 2026, the GFY 2027 PBR was introduced and called for a ~$1.5 trillion topline for national defense programs, comprised of $1.1 billion for the DoW base budget and $350 billion in another reconciliation bill. This total request represents a $441 million increase, or 44%, over the GFY 2026 enacted value. Further, the PBR requested $18.8 billion for NASA, a $5.6 billion or 23% decrease from the 2026 enacted level; $4.5 billion for NOAA, a decrease from $6.1 billion in GFY 2026 enacted; and $22.4 billion for FAA, a moderate increase above the $22.1 billion enacted in GFY 2026.

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
See our U.S. Government funding risks and the discussion of our international business risks within Part I. Item 1A. Risk Factors in our Fiscal 2025 Form 10-K.
Economic Environment
The ongoing uncertainty related to the impacts of inflation, as well as the interest rate environment and ongoing federal deficits could in the future impact U.S. Government spending priorities for our products and services. For a discussion of inflation-related risks, see Part I. Item 1A. Risk Factors in our Fiscal 2025 Form 10-K.
We continue to monitor and evaluate the potential impact of current and proposed changes in trade policies and in particular, tariffs. In response to enacted tariffs, we are seeking exemptions, evaluating alternative sources of materials and subcontracted components, as well as engaging in supplier negotiations to help manage cost impacts and are considering price adjustments and other strategies to support profitability. Based on current conditions, we do not expect a material impact on our 2026 results, but will continue to monitor developments and assess potential implications as trade policies evolve.
RESULTS OF OPERATIONS
First quarter 2026 and 2025 include thirteen and twelve weeks, respectively. Outcomes for specific periods, or year-over-year comparisons of results of operations and segment performance should be considered in this context.
Consolidated Results of Operations

	First Quarter
(Dollars in millions, except per share amounts)	2026	2025

Revenue	$5,744	$5,132
Cost of revenue	(4,342)	(3,782)
Gross margin	1,402	1,350
General and administrative expenses	(750)	(825)
Operating Income	652	525
Non-service FAS pension income and other, net	73	84
Interest expense, net	(136)	(150)
Income before income taxes	589	459
Income taxes	(77)	(73)
Effective Tax Rate	13.1%	15.9%
Net income	$512	$386

Diluted EPS	$2.72	$2.04
Revenue
Revenue increased $612 million, or 12% reflecting higher revenues across all segments, primarily from higher volumes, driven by new program ramps, including a milestone related to material procurement in support of classified contracts, and increased international deliveries.
See the “Business Segment Results of Operations” discussion below in this MD&A for further information.
Gross Margin
Gross margin increased $52 million, primarily due to higher volumes across all segments and a $39 million favorable change in net EAC adjustments, partially offset by the absence of the CAS disposal group as a result of the March 2025 divestiture.

_____________________________________________________________________

G&A Expenses
The following table presents the components of G&A expenses:

	First Quarter
(In millions)	2026	2025

Corporate:
Amortization of acquisition-related intangibles	$(159)	$(177)
LHX NeXt implementation costs(1)	—	(35)
Acquisition, divestiture and transaction-related expenses(2)	(30)	(17)
Business divestiture-related losses(3)	(10)	(17)
Other non-reportable businesses(4)	—	(30)
Other unallocated corporate items(5)	(27)	(27)
Segment:
Company-funded R&D costs	(146)	(111)
Selling and marketing	(136)	(120)
Monetization of certain legacy assets	50	5
Other(6)	(292)	(296)
G&A expenses	$(750)	$(825)
_______________
(1)Includes costs associated with transforming multiple functions, systems and processes to increase agility and competitiveness. See the “Operating Environment, Strategic Priorities and Key Performance Measures” section in the MD&A in our Fiscal 2025 Form 10-K for more detail on our LHX NeXt initiative and implementation costs.
(2)Includes costs related to pursuing acquisition and divestiture portfolio optimization; non-transaction costs related to divestitures; costs related to the carve-out and planned MSL public offering; salaries of employees in roles dedicated to planned strategic transaction activity; and resolution of a procurement contract matter.
(3)Includes losses associated with the Space Technology disposal group and the CAS disposal group in first quarter 2026 and 2025, respectively. See Note N: Divestitures in the Notes for further information.
(4)Includes the CAS disposal group. See Note N: Divestitures in the Notes for further information.
(5)Includes a portion of management and administration, legal, environmental, compensation, retiree benefits, the FAS/CAS operating adjustment, eliminations and other.
(6)Includes other segment G&A expenses, primarily payroll and benefits, outside services, facilities and insurance. First quarter 2026 includes a $20 million favorable settlement of a legal matter in CSD.

G&A expenses decreased $75 million, or 9%, primarily due to an increase in gains recognized in connection with the monetization of certain legacy assets, including recognition of a $39 million gain in our MSL segment in 2026, the absence of LHX NeXt implementation costs, as the LHX NeXt implementation phase was completed in fiscal 2025, and the absence of the CAS disposal group expenses. Such impacts were partially offset by an increase in company-funded R&D costs.
Non-service FAS Pension Income and Other, Net
The following table presents the components of non-service FAS pension income and other, net:

	First Quarter
(In millions)	2026	2025

Non-service FAS pension income(1)	$75	$90
Other, net(2)	(2)	(6)
Non-service FAS pension income and other, net	$73	$84
_______________
(1)Includes the non-service cost components of net periodic benefit income under our defined benefit plans. See Note H: Retirement Benefits in the Notes for further information.
(2)Primarily includes changes in the market value of our rabbi trust assets, gains and losses on our equity investments in nonconsolidated affiliates and royalty income.

_____________________________________________________________________

Interest Expense, Net
Interest expense, net decreased $14 million primarily due to lower total outstanding debt, which reflects reductions in both long-term debt and average outstanding notes under our CP Program during 2026. See Note G: Debt and Credit Arrangements in the Notes and the “Liquidity and Capital Resources” section below in this MD&A for further information.
Income Taxes
During interim periods, we estimate our global annual ETR and apply that rate to ordinary income in order to compute the income tax provision. Although most items will be considered part of the annual ETR, there are a number of items that are instead required to be recorded in the interim period in which they occur; such as certain changes in uncertain tax positions, the accrual of interest and penalties, changes in tax laws or rates, and other items as prescribed by GAAP. As a result, there may be quarterly fluctuations in our ETR and the results for the interim periods are not necessarily indicative of the results to be expected for the full year or future periods.
Our ETR was 13.1% and 15.9% for first quarter 2026 and 2025, respectively. First quarter 2026 ETR decreased compared to first quarter 2025, primarily due to higher deductions associated with FDII from exporting products and services, the favorable resolution of audit matters and favorable impact of excess tax benefits from share based-compensation, partially offset by unfavorable return-to-provision adjustments, while first quarter 2025 ETR included an unfavorable impact from the CAS disposal group divestiture.
Diluted EPS
Diluted EPS increased 33% primarily due to higher net income from the combined effects of reasons noted in the sections above.
Business Segment Results of Operations
See Note O: Business Segment Information in the Notes for a description of the sectors in each segment.
SMS Segment

	First Quarter
(Dollars in millions)	2026	2025	% Inc/(Dec)

Revenue	$2,990	$2,411	24%
Operating income	313	238	32%
Operating margin	10.5%	9.9%
Ending contractual backlog	$21,113	$14,564
SMS revenue increased primarily due to higher revenues of $420 million in ISR associated with a milestone related to material procurement in support of classified contracts and ramp on classified and international missionized aircraft programs, $65 million in Space Systems from higher volumes on Space Development Agency (“SDA”) Tracking Tranche 3 and classified space programs, $59 million in Mission Networks from higher FAA volume, $57 million in Maritime from higher volume on international programs associated with program timing, partially offset by lower revenue of $24 million in Intel and Cyber from lower classified program volume.
SMS operating income increased primarily due to higher volume and improved program performance, partially offset by a shift in mix reflecting higher volume in lower margin programs associated with program timing.

_____________________________________________________________________

CSD Segment

	First Quarter
(Dollars in millions)	2026	2025	% Inc/(Dec)

Revenue	$1,855	$1,809	3%
Operating income	465	443	5%
Operating margin	25.1%	24.5%
Ending contractual backlog	$9,136	$9,419
CSD revenue increased primarily due to higher revenues of $21 million in Integrated Vision Solutions from higher volumes, $18 million in Mission Critical Communications associated with increased international deliveries for our software-defined resilient communications equipment, and $16 million in Spectrum Superiority from program ramps, including the Next Generation Jammer Electronic Warfare program, partially offset by $13 million in Targeting and Sensor Systems from lower volumes.
CSD operating income increased primarily due to higher margin product mix and a $20 million favorable settlement of a legal matter, partially offset by a $17 million increase in R&D costs and higher selling and marketing expenses.
MSL Segment

	First Quarter
(Dollars in millions)	2026	2025	% Inc/(Dec)

Revenue	$990	$840	18%
Operating income	124	96	29%
Operating margin	12.5%	11.4%
Ending contractual backlog	$10,453	$9,212
MSL revenue increased primarily due to higher revenues of $84 million in Missile Propulsion from increased production volumes on key missile and munitions programs and $28 million and $21 million in Space Propulsion and Power Systems and Advanced Effects, respectively, from higher volumes and new program ramps.
MSL operating income increased primarily due to higher volumes and a gain of $39 million recognized in connection with the monetization of certain legacy assets aligned with our transformation and value creation priorities, partially offset by a $31 million unfavorable EAC adjustment on a legacy domestic naval sensor program.
Unallocated Corporate Items and Other, Net

	First Quarter
(In millions)	2026	2025

Amortization of acquisition-related intangibles(1)	$(173)	$(194)
LHX NeXt implementation costs(2)	—	(35)
Business divestiture-related losses(3)	(10)	(17)
Acquisition, divestiture and transaction-related expenses(4)	(30)	(17)
Other unallocated corporate items(5)	(37)	(12)
Unallocated corporate items	(250)	(275)
Other non-reportable businesses(6)	—	23
Unallocated corporate items and other, net	$(250)	$(252)
______________
(1)Includes amortization of intangible assets acquired in connection with business combinations. Because our acquisitions benefit the entire Company, the amortization was not allocated to any segment.
(2)Includes costs associated with transforming multiple functions, systems and processes to increase agility and competitiveness. For further information on our LHX NeXt initiative and implementation costs see the “General and Administrative Expenses” discussion above in this MD&A. The implementation phase of LHX NeXt was completed in fiscal 2025.
(3)Includes losses associated with the Space Technology disposal group and the CAS disposal group in first quarter 2026 and 2025, respectively. See Note N: Divestitures in the Notes for further information.
(4)Includes costs related to pursuing acquisition and divestiture portfolio optimization; non-transaction costs related to divestitures; costs related to the carve-out and planned MSL public offering; salaries of employees in roles dedicated to planned strategic transaction activity; and resolution of a procurement contract matter.
(5)Includes a portion of management and administration, legal, environmental, compensation, retiree benefits, the FAS/CAS operating adjustment, corporate eliminations and other.

_____________________________________________________________________

(6)Includes the CAS disposal group. See Note N: Divestitures in the Notes for further information.
LIQUIDITY AND CAPITAL RESOURCES
Capital Resources
As of April 3, 2026, we had cash and cash equivalents of $590 million, of which $329 million was held by our foreign subsidiaries, a significant portion of which we believe can be repatriated to the U.S. with minimal tax cost.
CP Program. As of April 3, 2026, we had $350 million in outstanding notes under our CP Program. Our CP Program serves as a source of short-term financing under which we may issue unsecured commercial paper notes supported by amounts available under our $2.5 billion 2025 Five-Year Credit Agreement, discussed below. From time to time, we use borrowings under the CP Program for general corporate purposes, including funding acquisitions, repaying debt, paying dividends, and repurchasing our common stock. See the “Financing Activities” discussion below in this MD&A for further information about our CP Program.
Credit Facilities. As of April 3, 2026, we had no outstanding borrowings under our 2025 Five-Year Credit Facility, had available borrowing capacity of $2.2 billion, net of outstanding notes under our CP Program, and were in compliance with all covenants. Our previous $500 million 2025 364-Day Credit Agreement matured on February 17, 2026 and our CP Program capacity was reduced accordingly.
See Note G: Debt and Credit Arrangements in the Notes for further information regarding our credit facilities.
Cash Flows
The following table provides a summary of our cash flow information:

	First Quarter
(In millions)	2026	2025

Cash and cash equivalents, beginning of period	$1,069	$615
Operating Activities:
Net income	512	386
Non-cash adjustments	414	215
Changes in working capital	(634)	(739)
Other, net	(387)	96
Net cash used in operating activities	(95)	(42)
Net cash (used in) provided by investing activities	(97)	744
Net cash used in financing activities	(284)	(805)
Effect of exchange rate changes on cash and cash equivalents	(3)	5
Net decrease in cash and cash equivalents	(479)	(98)
Cash and cash equivalents, end of period	$590	$517
Operating Activities. The $53 million increase in net cash used in operating activities for 2026 compared with 2025 was primarily due to timing of tax planning strategies and a settlement of a procurement contract matter, partially offset by an increase in net income and $105 million less cash used to fund working capital, largely driven by timing of billing and collection activity. The net cash used in operating activities in first quarter is consistent with our historical pattern, whereby operating cash flows are typically lowest in the first quarter due to timing of our business cycles and expenditure activities.
Investing Activities. The $841 million change in net cash used in investing activities for 2026 compared with net cash provided by investing activities for 2025 was primarily due to a $831 million decrease in proceeds from sale of businesses, net of cash divested, reflecting the March 2025 CAS disposal group divestiture.
Financing Activities. The $521 million decrease in net cash used in financing activities for 2026 compared with 2025 was primarily due to a $273 million decrease in cash used to repurchase common stock and a $330 million increase in net issuances of commercial paper, partially offset by an increase in repayments of long-term debt of $101 million. Our primary financing activities are further discussed below.
Common Stock Repurchases. On January 28, 2021 and October 21, 2022, we announced that our Board approved share repurchase authorizations under our repurchase program of $6.0 billion and $3.0 billion, respectively. The $6.0 billion program was fully utilized during the first quarter 2025.

_____________________________________________________________________

During first quarter 2026, we used $296 million of cash to repurchase 0.8 million shares of our common stock under our share repurchase program. As of April 3, 2026, we had $1.9 billion of remaining unused authorizations under our repurchase program. During first quarter 2025, we used $569 million of cash to repurchase 2.7 million shares of our common stock under our share repurchase program.
See “Liquidity and Capital Resources” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2025 Form 10-K and Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds of this Report for further information regarding common stock repurchases.
Long-term debt. On January 14, 2026, we repaid the entire outstanding $100 million 7.00% 2026 Debentures with cash on hand.
As of April 3, 2026, we had $11.0 billion of outstanding total long-term debt, which includes the current portion of long-term debt of $1,816 million. The current portion primarily consists of the $550 million 3.85% 2026 Notes and $1,250 million 5.40% 2027 Notes.
CP Program. During first quarter 2026, our CP Program had a maximum outstanding balance of $880 million and a daily average outstanding balance of $454 million. During first quarter 2025, our CP Program had a maximum outstanding balance of $1.8 billion and daily average outstanding balance of $1.3 billion.
Dividends. On January 23, 2026, we announced that our Board increased the quarterly per share cash dividend rate on our common stock to $1.25 from $1.20, the 25th consecutive annual dividend increase. During first quarter 2026 and 2025, we paid $238 million and $228 million in dividends, respectively. See Part II. Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in our Fiscal 2025 Form 10-K for further information regarding our dividends.
Cash Requirements
Except for the level of indebtedness under our CP Program, there were no material changes to our cash requirements or commercial commitments as disclosed in our Fiscal 2025 Form 10-K. Further information about our credit facilities and CP Program can be found in “Capital Resources” in this MD&A and Note G: Debt and Credit Arrangements in the Notes.
Defined Benefit Plan Contributions. As of April 3, 2026, we had net defined benefit plan assets of $1.2 billion, the majority of which pertain to our U.S. qualified defined benefit pension plans. We intend to contribute annually no less than the required minimum funding thresholds to these pension plans and do not expect to make material contributions in fiscal 2026. Future required contributions will depend primarily on the actual return on plan assets and the discount rate used to measure the benefit obligation at the end of each year.
We expect to continue evaluating opportunities to strategically manage our pension obligations, including the potential for additional pension de-risking transactions in the future, subject to market conditions and plan funding levels. These actions align with our long-term strategy to reduce exposure to pension volatility while maintaining financial flexibility.
See Note 9: Retirement Benefits in our Fiscal 2025 Form 10-K and Note H: Retirement Benefits in the Notes for further information regarding our defined benefit plans.
Liquidity Assessment
Given our current cash position, outlook for funds generated from operations, credit ratings, available credit facilities, cash needs and debt structure, we have not experienced to date, and do not expect to experience, any material issues with liquidity for the next 12 months and in the longer term. Although we can give no assurances concerning our future liquidity, particularly in light of our overall level of debt, U.S. Government budget uncertainties, and the state of global commerce and general political and global financial uncertainty. See the “U.S. and International Budget Environment” discussion above in this MD&A and Part I. Item 1A. Risk Factors in our Fiscal 2025 Form 10-K for more information on budget uncertainties.
Based on our current business plan and revenue prospects, we believe that our existing cash, funds generated from operations, availability under our senior unsecured credit facility and our CP Program, and access to the public and private debt and equity markets will be sufficient to provide for our anticipated working capital requirements, capital expenditures, dividend payments, repurchases under our share repurchase program, and repayments of our debt securities at maturity for the next 12 months and the reasonably foreseeable future thereafter. Our capital expenditures for fiscal 2026 are expected to be approximately $600 million. See “Cash Requirements” in this MD&A and “Capital Resources”, “Cash Requirements” and “Commercial Commitments” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2025 Form 10-K, for further information regarding our cash requirements.

_____________________________________________________________________

CRITICAL ACCOUNTING ESTIMATES
There have been no material changes to the critical accounting estimates disclosed in “Critical Accounting Estimates” in Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2025 Form 10-K, except for, as set forth below.
Goodwill
We test our goodwill for impairment annually as of the first day of our fourth fiscal quarter, or under certain circumstances, more frequently, such as when events or circumstances indicate there may be impairment or when we reorganize our reporting structure such that the composition of one or more of our reporting units is affected.
Fiscal 2026 Impairment Tests. Effective in fiscal 2026, we streamlined our business segments from four segments to three segments, more closely aligning common capabilities and business models. As a result of the segment reorganization, we realigned our goodwill reporting units from seven to five reporting units, which are our operating segments or one level below the operating segment. Following the realignment, our reporting units are organized as follows: SMS in our SMS segment, Non-Spectrum and Spectrum in our CSD segment, AE and PS in our MSL segment.
The revised reporting unit structure was established through the creation of the new AE reporting unit and reassignment of the three former IMS segment reporting units, TSS+DE, ISR and Maritime. The AE reporting unit was formed by combining two businesses from the former SAS reporting unit and two businesses from the former TSS+DE reporting unit. The remaining businesses from the former TSS+DE reporting unit were aggregated into the former Non-Broadband reporting unit, which was renamed the Non-Spectrum reporting unit; and two businesses from the former SAS reporting unit were aggregated with the former Broadband reporting unit, which was renamed the Spectrum reporting unit. The businesses from the ISR and Maritime reporting units were aggregated with the other businesses in the SMS reporting unit, formerly the SAS reporting unit.
In connection with the realignments, goodwill was allocated to the businesses that moved between reporting units on a relative fair value basis utilizing a combination of income and market approaches. We performed quantitative impairment assessments under our former and new reporting unit structure to assess the impact before and after realignments. These assessments indicated no impairments existed either before or after the realignments.
See Note E: Goodwill and Intangible Assets in the Notes for further information.
At-risk Goodwill. As a result of our quantitative impairment assessments performed under our former and new reporting structure, our reporting units all had clearances above 40%.
Impact of Recently Issued Accounting Pronouncements
There have been no new accounting pronouncements that became effective during first quarter 2026 that have had a material impact on our Condensed Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Other than the repayment of long-term debt discussed in the Liquidity and Capital Resources section of Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations above, there were no material changes during first quarter 2026, with respect to our exposure to market risk as discussed in Part II. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Fiscal 2025 Form 10-K.

_____________________________________________________________________

ITEM 4.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
Pursuant to Rule 13a-15 under the Exchange Act, management, with the participation of our principal executive officer, our Chief Executive Officer (“CEO”), and our principal financial officer, our Chief Financial Officer (“CFO”), carried out an evaluation of the Company’s disclosure controls and procedures as of April 3, 2026. Based on this evaluation, the CEO and CFO concluded that as of April 3, 2026, our disclosure controls and procedures were designed at a reasonable assurance level and were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.
Changes in Internal Control
As noted in Note A: Basis of Presentation in the Notes, effective in fiscal 2026, we streamlined our business segments from four segments to three segments. While representing a structural reorganization, management has determined that this event has not resulted in a significant change to our control processes, systems, or personnel, and therefore there have been no changes in our internal control over financial reporting during first quarter 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

_____________________________________________________________________

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
See Note P: Legal Proceedings and Contingencies in the Notes for discussion regarding material legal proceedings and contingencies. Except as set forth in such discussion, there have been no material developments in legal proceedings as reported in Part I. Item 3. Legal Proceedings in our Fiscal 2025 Form 10-K.

ITEM 1A.	RISK FACTORS.
Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition, cash flows and equity as set forth in Part I. Item 1A. Risk Factors in our Fiscal 2025 Form 10-K. We may disclose changes to our risk factors or disclose additional risk factors from time to time in our future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material also may adversely impact our business, financial condition, results of operations, cash flows and equity.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases by us of our common stock during first quarter 2026:

Period*	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum approximate dollar value of shares that may yet be purchased under the plans or programs(1) ($ in millions)

Month No. 1
(January 3, 2026 - January 30, 2026)
Repurchase program(1)	264,353	$340.42	264,353	$2,137
Employee transactions(2)	503	$341.66
Month No. 2
(January 31, 2026 - February 27, 2026)
Repurchase program(1)	173,479	$348.84	173,479	$2,076
Employee transactions(2)	102,802	$358.12
Month No. 3
(February 28, 2026 - April 3, 2026)
Repurchase program(1)	404,859	$358.90	404,859	$1,931
Employee transactions(2)	2,877	$367.67
Total	948,873		842,691	$1,931
_______________
* Periods represent our fiscal months.
(1) On October 21, 2022, we announced that our Board approved share repurchase authorizations under our repurchase program of $3.0 billion. Our repurchase program does not have an expiration date and authorizes us to repurchase shares of our common stock through open market purchases, private transactions, transactions structured through investment banking institutions or any combination thereof.
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
During first quarter 2026, we did not issue or sell any unregistered equity securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

_____________________________________________________________________

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
The following table includes the material terms (other than with respect to the price) of each 10b5-1 Plan adopted or terminated by our executive officers and directors during first quarter 2026:

Name and title	Date of adoption of 10b5-1 Plan(1)	Scheduled expiration date of 10b5-1 Plan(2)	Aggregate number of shares of common stock to be purchased or sold(3)

Christopher Kubasik Chairman and CEO	February 4, 2026	October 30, 2026	Up to 189,501 shares including 129,501 shares of underlying options expiring in 2029
Samir Mehta President, SMS and CSD	March 13, 2026	December 8, 2026	Up to 47,374 shares including 39,721 shares of underlying options expiring by 2035
_______________
(1) Transactions under each Rule 10b5-1 Plan commence no earlier than 90 days after adoption, or such later date as required by Rule 10b5-1.
(2) Each Rule 10b5-1 Plan may expire on such earlier date as all transactions are completed.
(3) Each Rule 10b5-1 Plan provides for shares to be sold on multiple predetermined dates.

ITEM 6.	EXHIBITS.
(10.1)     Offer Letter, dated February 26, 2026, between L3Harris Technologies, Inc. and Kenneth Sharp.
(15)     Letter Regarding Unaudited Interim Financial Information.
(31.1)     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
(31.2)     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
(32)*      Section 1350 Certification.
(101)     The financial information from L3Harris Technologies, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Condensed Consolidated Statement of Operations, (ii) the Condensed Consolidated Statement of Comprehensive Income , (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, (v) the Condensed Consolidated Statement of Equity, and (vi) the Notes to Condensed Consolidated Financial Statements.
(104) Cover Page Interactive Data File formatted in Inline XBRL and contained in Exhibit 101.
* Furnished herewith.

_____________________________________________________________________

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

L3HARRIS TECHNOLOGIES, INC.
(Registrant)
Date: April 30, 2026	By:	/s/ KENNETH SHARP
Kenneth Sharp
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

_____________________________________________________________________